Form 10-Q
period 2001-06-30
UNITED SECURITY BANCSHARES
filed 2001-08-14
CIK 1137547

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	91-2112732 (I.R.S. Employer Identification No.)
1525 East Shaw Ave., Fresno, California (Address of principal executive offices)	93710 (Zip Code)

Registrants telephone number, including area code (559) 248-4943

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value
(Title of Class)

Shares outstanding as of July 31, 2001: 5,478,810

Page 1 of 30 sequential pages

TABLE OF CONTENTS

Facing Page	1
Table of Contents	2
PART I. Financial Information
ITEM 1. Financial Statements
Balance Sheets	3
Statements of Income and Comprehensive Income	4
Statements of Changes in Shareholders' Equity	5
Statements of Cash Flows	6
Notes to Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations	16
Financial Condition	19
Liquidity and Asset/Liability Management	26
Interest Rate Sensitivity and Market Risk	27
Regulatory Matters	31
PART II. Other Information	32
Signatures	34

PART I.  Financial Information

ITEM 1.  Financial Statements

United Security Bancshares
Consolidated Statements of Condition—Balance Sheets
June 30, 2001 (unaudited) and December 31, 2000

	June 30, 2001	December 31, 2000
Assets
Cash and due from banks	$13,795,881	$19,175,763
Federal funds sold and securities purchased under agreements to resell	465,000	0

Cash and cash equivalents	14,260,881	19,175,763
Securities available for sale (Note 2)	56,602,014	49,757,963
Securities held to maturity (Note 3)	0	10,248,105

Total Investment Securities	56,602,014	60,006,068
Loans and leases (Note 4)	298,422,366	261,368,973
Unearned fees	(917,506)	(793,647)
Allowance for credit losses	(3,902,136)	(3,772,943)

Net loans	293,602,724	256,802,383
Accrued interest receivable	3,745,776	3,545,160
Premises and equipment—net	3,173,162	3,401,703
Other real estate owned	3,871,815	2,958,841
Intangible assets	2,839,808	3,019,587
Cash surrender value of life insurance	2,356,784	2,301,765
Investment in limited partnership	2,876,817	2,079,557
Deferred income taxes	1,282,768	1,240,260
Other assets	2,902,629	2,301,326

Total Assets	$387,515,178	$356,832,413

Liabilities & Shareholders' Equity
Liabilities
Deposits (Note 5)
Noninterest bearing	$49,194,192	$52,897,725
Interest bearing	259,916,508	218,964,804

Total deposits	309,110,700	271,862,529
Federal funds purchased and securities sold under agreements to repurchase (Note 6)	38,250,000	47,524,000
Other borrowings (Note 6)	999,162	693,328
Accrued interest payable	1,157,548	1,243,757
Income taxes payable	206,530	63,949
Accounts payable and other liabilities	1,831,420	1,695,631

Total liabilities	351,555,360	323,083,194
Commitments and Contingent Liabilities (Note 4)
Shareholders' Equity (Note 7)
Common stock, no par value 10,000,000 shares authorized, 5,478,810 and 5,419,487 issued and outstanding, in 2001 and 2000, respectively	19,810,334	19,178,104
Retained earnings	16,833,135	14,916,233
Unearned ESOP shares	(956,437)	(681,665)
Accumulated other comprehensive income	272,786	336,547

Total shareholders' equity	35,959,818	33,749,219

Total liabilities and shareholders' equity	$387,515,178	$356,832,413

See notes to financial statements

United Security Bancshares
Consolidated Statements of Income and Comprehensive Income (unaudited)

	Quarter Ended June 30, 2001	Quarter Ended June 30, 2000	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000
Interest Income:
Loans, including fees	$6,874,436	$5,908,638	$13,709,548	$11,193,368
Investment securities—AFS—taxable	733,613	814,254	1,446,490	1,500,596
Investment securities—HTM—taxable	49,683	152,228	201,912	302,790
Investment securities—AFS—nontaxable	37,355	40,043	77,316	80,827
Federal funds sold and securities purchased under agreements to resell	31,006	35,553	84,155	186,751

Total interest income	7,726,093	6,950,716	15,519,421	13,264,332
Interest Expense:
Interest on deposits	2,960,045	2,288,324	5,901,346	4,416,370
Interest on other borrowings	418,258	400,914	893,139	568,690

Total interest expense	3,378,303	2,689,238	6,794,485	4,985,060

Net Interest Income Before Provision for Credit Losses	4,347,790	4,261,478	8,724,936	8,279,272
Provision for Credit Losses (Note 4)	401,324	380,000	776,324	680,000

Net Interest Income	3,946,466	3,881,478	7,948,612	7,599,272
Noninterest Income:
Customer service fees	745,037	556,530	1,309,907	1,155,904
Gain on sale of securities	276,058	5,649	276,904	5,649
Gain on sale of other real estate owned	35,681	0	35,681	15,719
Gain on sale of fixed assets	0	0	7,905	0
Other	69,339	64,456	131,424	122,071

Total noninterest income	1,126,115	626,635	1,761,821	1,299,343
Noninterest Expense:
Salaries and employee benefits	1,110,956	935,405	2,222,108	1,975,394
Occupancy expense	414,818	393,790	838,346	806,250
Data processing	128,630	131,404	251,159	260,342
Professional fees	149,903	62,093	202,453	151,845
Director fees	51,150	46,650	99,000	87,000
Amortization of intangibles	89,890	89,890	179,779	179,779
Correspondent bank service charges	52,247	53,660	99,043	97,562
Other	411,379	362,040	757,579	701,114

Total noninterest expense	2,408,973	2,074,932	4,649,467	4,259,286

Income Before Taxes on Income	2,663,608	2,433,181	5,060,966	4,639,329
Taxes on Income	989,442	860,638	1,873,995	1,626,152

Net Income	$1,674,166	$1,572,543	$3,186,971	$3,013,177

Other comprehensive income, net of tax:
Unrealized (loss) gain on available for sale securities—net income tax (benefit) of $(92,308), $21,551, $(42,507) and $27,260	(138,461)	32,327	(63,761)	40,890

Comprehensive Income	$1,535,705	$1,604,870	$3,123,210	$3,054,067

Net Income per common share (Note 9)
Basic	$0.31	$0.30	$0.59	$0.57

Diluted	$0.30	$0.28	$0.57	$0.54

Shares on which net income per common share were based (Note 9)
Basic	5,442,152	5,327,843	5,442,152	5,327,843

Diluted	5,576,016	5,582,252	5,576,016	5,582,252

See notes to financial statements

United Security Bancshares
Consolidated Statements of Shareholders' Equity
Periods Ended June 30, 2001

	Common stock	Common stock
	Number of Shares	Amount	Retained Earnings	Unearned ESOP Shares	Other Comprehensive Income (Loss)	Total
Balance January 1, 2000	5,230,949	$17,986,895	$10,726,115	$0	$(397,016)	$28,315,994
Director/Employee stock options exercised	145,287	655,204				655,204
Tax benefit of stock options exercised		74,746				74,746
Net changes in unrealized gain (loss) on available for sale securities (net of income tax of $27,260)					40,890	40,890
Dividends on common stock ($0.18 per share)			(970,384)			(970,384)
Unearned ESOP shares	(8,500)			(149,705)		(149,705)
Net Income			3,013,177			3,013,177

Balance June 30, 2000 (unaudited)	5,367,736	18,716,845	12,768,908	(149,705)	(356,126)	30,979,922
Director/Employee stock options exercised	82,370	394,794				394,794
Tax benefit of stock options exercised		66,854				66,854
Net changes in unrealized gain (loss) on available for sale securities (net of income tax of $483,333)					692,673	692,673
Dividends on common stock ($0.18 per share)			(1,096,101)			(1,096,101)
Unearned ESOP Shares Purchased	(38,361)			(666,865)		(666,865)
Release of unearned ESOP shares	7,742	(389)		134,905		134,516
Net Income			3,243,426			3,243,426

Balance December 31, 2000	5,419,487	19,178,104	14,916,233	(681,665)	336,547	33,749,219
Director/Employee stock options exercised	75,330	558,816				558,816
Tax benefit of stock options exercised		73,414				73,414
Net changes in unrealized gain (loss) on available for sale securities (net of income tax benefit of $42,507)					(63,761)	(63,761)
Dividends on common stock ($0.23 per share)			(1,270,069)			(1,270,069)
Unearned ESOP Shares Purchased	(22,185)			(382,004)		(382,004)
Release of unearned ESOP shares	6,178			107,232		107,232
Net Income			3,186,971			3,186,971

Balance June 30, 2001 (unaudited)	5,478,810	$19,810,334	$16,833,135	$(956,437)	$272,786	$35,959,818

See notes to financial statements

United Security Bancshares
Consolidated Statements of Cash Flows
Periods Ended June 30, 2001 and 2000 (unaudited)

	2001	2000
Cash Flows From Operating Activities:
Net income	$3,186,971	$3,013,177
Adjustments to reconcile net earnings to cash provided by operating activities:
Provision for credit losses	776,324	680,000
Depreciation and amortization	586,892	584,432
Amortization (accretion) of investment securities	64,650	(8,148)
Gain on sale of securities	(276,904)	(5,649)
Increase in accrued interest receivable	(200,616)	(927,397)
Decrease in accrued interest payable	(86,209)	(281,790)
Increase in unearned fees	123,859	232,990
Increase in income taxes payable	142,581	111,717
Deferred income taxes	0	(517,311)
Increase in accounts payable and accrued liabilities	45,815	53,530
Gain on sale of other real estate owned	(35,681)	(15,719)
Gain on sale of assets	(7,905)	0
Increase in surrender value of life insurance	(55,019)	(47,850)
Loss in limited partnership interest	90,993	104,308
Net decrease (increase) in other assets	406,356	(555,285)

Net cash provided by operating activities	4,762,107	2,421,005
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(50,969,528)	(21,562,332)
(Purchase) redemption of FHLB/FRB and other bank stock	(579,600)	356,344
Maturities and calls of available-for-sale securities	29,279,025	11,180,336
Maturities and calls of held-to-maturity securities	10,250,000	0
Proceeds from sales of available-for-sale securities	14,950,542	7,477,144
Investment in limited partnership	(888,252)	0
Net increase in loans	(38,825,231)	(42,108,803)
Proceeds from sales of other real estate owned	0	97,782
Capital expenditures for premises and equipment	(193,667)	(175,838)
Proceeds from sales of premises and equipment	23,000	0

Net cash used in investing activities	(36,953,711)	(44,735,367)
Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	465,271	4,951,818
Net increase in certificates of deposit	36,782,900	12,025,303
Net decrease in federal funds purchased	(22,630,000)	(512,510)
Net increase in repurchase agreements	13,356,000	30,957,238
Director/Employee stock options exercised	558,816	655,204
Proceeds from ESOP borrowings	399,143	149,705
Repayment of ESOP borrowings	(93,309)	0
Purchase of unearned ESOP shares	(382,004)	(149,705)
Payment of dividends	(1,180,095)	(851,716)

Net cash provided by financing activities	27,276,722	47,225,337

Net (decrease) increase in cash and cash equivalents	(4,914,882)	4,910,975
Cash and cash equivalents at beginning of period	19,175,763	11,815,235

Cash and cash equivalents at end of period	$14,260,881	$16,726,210

See notes to financial statements

United Security Bancshares
Notes to Consolidated Financial Statements—(Unaudited)

1.  Summary of Significant Accounting and Reporting Policies

    The consolidated financial statements include the accounts of United Security Bancshares, Inc., and its wholly owned subsidiaries, United Security Bank (the "Bank"), and United Security Bancshares Capital Trust I (the "Trust"), (collectively the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, Inc. (including the Bank), except for periods prior to June 12, 2001, in which case, references to the Company are references to the Bank.

    United Security Bancshares is a bank holding company, incorporated in the state of California for the purpose of acquiring all the capital stock of the Bank through a holding company reorganization (the "Reorganization") of the Bank. The reorganization, which was accounted for in a manner similar to a pooling of interests, was completed on June 12, 2001. Management believes the reorganization will provide the Company greater operating and financial flexibility and will permit expansion into a broader range of financial services and other business activities.

    United Security Bancshares Capital Trust I, a subsidiary of United Security Bancshares, is a Delaware statutory business trust formed for the exclusive purpose of issuing and selling Trust Preferred Securities. The Trust was formed on June 28, 2001 and had no financial impact on the consolidated statements as of June 30, 2001.

    These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2000. The consolidated financial statements of the Company for the periods prior to the Reorganization consist of those of the Bank. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

2.  Securities Available for Sale

    Following is a comparison of the amortized cost and approximate fair value of securities available for sale for the periods ended June 30, 2001 and December 31, 2000:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
June 30, 2001:
U.S. Government agencies	$50,153,155	$520,016	$(145,437)	$50,527,734
U.S. Government agency collateralized mortgage obligations	764,277	633	(3,951)	760,959
Obligations of state and political subdivisions	3,229,939	83,382	0	3,313,321
Other debt securities	2,000,000	0	0	2,000,000

	$56,147,371	$604,031	$(149,388)	$56,602,014

December 31, 2000:
U.S. Government agencies	$42,522,446	$489,030	$(78,794)	$42,932,682
U.S. Government agency collateralized mortgage obligations	1,357,252	0	(15,867)	1,341,385
Obligations of state and political subdivisions	3,317,353	71,743	0	3,389,096
Other debt securities	2,000,000	94,800	0	2,094,800

	$49,197,051	$655,573	$(94,661)	$49,757,963

    There were realized gains on sales of available-for-sale securities totaling $275,217 during the six month period ended June 30, 2001, realized gains on sale of available-for-sale securities totaling $5,649 during the year ended December 31, 2000.

    The amortized cost and fair value of securities available for sale at June 30, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2001
	Amortized Cost	Fair Value (Carrying Amount)
Due in one year or less	$660,038	$666,279
Due after one year through five years	23,373,635	23,671,053
Due after five years through ten years	15,792,386	15,715,640
Due after ten years	15,557,035	15,788,083
Collateralized mortgage obligations	764,277	760,959

	$56,147,371	$56,602,014

    Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

    At June 30, 2001 and December 31, 2000, available-for-sale securities with an amortized cost of approximately $51,290,000 and $44,228,000 (fair value of $51,667,000 and $44,630,000) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

3.  Securities Held to Maturity

    The Company had no held-to-maturity securities at June 30, 2001. Following is a comparison of the amortized cost and approximate fair value of securities held to maturity at December 31, 2000:

	December 31, 2000
	Amortized Cost (Carrying Amount)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$10,248,105	$0	$(74,380)	$10,173,725

    Because of the declining interest rate environment experienced during the current year, the issuers of the Company's held-to-maturity securities exercised the call provisions associated with the two securities held in this portfolio. Both securities were redeemed during the second quarter of 2001. There were realized gains of $1,687 on the calls of held-to-maturity securities during the six month period ended June 30, 2001, There were no realized gains or losses on sales of held-to-maturity securities during the year ended December 31, 2000. At December 31, 2000, held-to-maturity securities with an amortized cost of approximately $10,248,000 (fair value of $10,174,000) were pledged as collateral for public funds and the Federal Reserve Discount Window.

4.  Loans

    Loans include the following:

	June 30, 2001	December 31, 2000
Commercial and industrial	$78,390,935	$66,433,905
Real estate—mortgage	115,769,357	113,140,404
Real estate—construction	78,515,846	61,038,151
Agricultural	13,762,766	7,239,866
Installment/other	7,736,725	10,291,453
Lease financing	4,246,737	3,225,194

Total Loans	$298,422,366	$261,368,973

    The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, although the Company does participate in loans with other financial institutions, primarily in the state of California.

    Commercial and industrial loans represent 26.3% of total loans at June 30, 2001 and have a high degree of industry diversification. A substantial portion of the commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

    Real estate mortgage loans, representing 38.8% of total loans at June 30, 2001, are secured by trust deeds on primarily commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

    Real estate construction loans, representing 26.3% of total loans at June 30, 2001, consist of loans to residential contractors which are secured by single family residential properties. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions.

    Agricultural loans represent 4.6% of total loans at June 30, 2001 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

    Lease financing loans, representing 1.4% of total loans at June 30, 2001, consist of loans to small businesses which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

    There were no loans over 90 days past due and still accruing interest at June 30, 2001. Loans over 90 days past due and still accruing interest totaled $595,009 at December 31, 2000. Nonaccrual loans totaled $2,437,130 and $2,809,647 at June 30, 2001 and December 31, 2000, respectively.

    An analysis of changes in the allowance for credit losses is as follows:

	June 30, 2001	December 31, 2000	June 30, 2000
Balance, beginning of year	$3,772,943	$2,642,525	$2,642,525
Provision charged to operations	776,324	1,580,000	680,000
Losses charged to allowance	(654,736)	(474,153)	(278,966)
Recoveries on loans previously charged off	7,605	24,571	5,409

Balance at end-of-period	$3,902,136	$3,772,943	$3,048,968

    The allowance for credit losses represents management's estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. Significant changes in these estimates might be required in the event of a downturn in the economy and/or the real estate market in the San Joaquin Valley, and the greater Oakhurst and East Madera County area.

    At June 30, 2001 and 2000, the Company's recorded investment in loans for which impairment has been recognized totaled $2,695,217 and $6,015,661. Included in this amount is $658,178 and $116,648 of impaired loans for which the related specific allowance is $392,090 and $24,027, as well as $2,037,039 and $5,899,013 of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $3,176,237 and $6,379,357 for the six month periods ended June 30, 2001 and 2000, respectively. At December 31, 2000, the Company's recorded investment in loans for which impairment has been recognized totaled $3,393,159. Included in this amount is $137,948 of impaired loans for which the related specific allowance is $83,982, as well as $3,255,211 of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $5,437,373 for the year ended December 31, 2000. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the six months ended June 30, 2001 the Company recognized $2,036 on such loans. For the year ended December 31, 2000 and the six months ended June 30, 2000, the Company recognized $270,134 and $242,661 on such loans, respectively.

    In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At June 30, 2001 and December 31, 2000 these financial instruments include commitments to extend credit of $80,223,647 and $84,289,157, respectively, and standby letters of credit of $6,147,556 and $7,249,590, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the bank has in off-balance sheet financial instruments.

    The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies as it does for on-balance-sheet instruments.

    Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Substantially all of these commitments are at floating interest rates based on prime. Commitments generally have fixed expiration dates. The Company evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation. Collateral held varies but includes accounts receivable, inventory, leases, property, plant and equipment, residential real estate and income-producing properties.

    Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

5.  Deposits

    Deposits include the following:

	June 30, 2001	December 31, 2000
Noninterest bearing deposits	$49,194,192	$52,897,725
Interest bearing deposits:
NOW and money market accounts	66,742,711	62,142,837
Savings accounts	17,916,178	18,347,248
Time deposits:
Under $100,000	69,162,272	63,566,867
$100,000 and over	106,095,347	74,907,852

Total interest bearing deposits	259,916,508	218,964,804

Total deposits	$309,110,700	$271,862,529

    At June 30, 2001, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

One year or less	$141,917,209
More than one year, but less than or equal to two years	27,190,700
More than two years, but less than or equal to three years	3,685,550
More than three years, but less than or equal to four years	910,060
More than four years, but less than or equal to five years	1,449,477
More than five years	104,623

$175,257,619

6.  Short-term Borrowings/Other Borrowings

    The Company had collateralized and uncollateralized lines of credit with aggregating $140,778,000, as well as repurchase agreement lines of credit totaling $41,482,000 at June 30, 2001. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. At June 30, 2001, advances on the repurchase lines of credit totaled $38,250,000. The Company had collateralized and uncollateralized lines of credit aggregating $107,934,000, as well as a repurchase agreement line of credit of $24,894,000 at December 31, 2000. The Company had repurchase agreements of $24,894,000 and federal funds purchased of $22,630,000 at December 31, 2000.

    The table below provides further detail of the Company's repurchase agreements for the six months ended June 30, 2001 and the year ended December 31, 2000:

	June 30, 2001	December 31, 2000
Outstanding:
Average for the period	$30,039,778	$24,876,850
Maximum during the period	$38,250,000	$34,761,238
Interest rates:
Average for the period	5.27%	6.61%
Average at period end	4.46%	6.67%

    On June 20, 2000, the Bank's ESOP entered into an agreement with a correspondent bank to establish a $1,000,000 unsecured revolving line of credit with a variable rate of prime plus 100 basis points and maturity of June 20, 2005. The loan is guaranteed by the Bank. Advances on the line totaled $999,162 at June 30, 2001.

7.  Regulatory Matters

    Capital Guidelines—The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements adopted by the Board of Governors of the Federal Reserve System ("Board of Governors"). Failure to meet minimum capital requirements can initiate certain mandates and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

    Quantitative measures established by regulation to ensure capital adequacy require insured institutions to maintain a minimum leverage ratio of Tier 1 capital (the sum of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, minus intangible assets, identified losses and investments in certain subsidiaries, plus unrealized losses or minus unrealized gains on available for sale securities) to total assets. Institutions which have received the highest composite regulatory rating and which are not experiencing or anticipating significant growth are required to maintain a minimum leverage capital ratio of 3% Tier 1 capital to total assets. All other institutions are required to maintain a minimum leverage capital ratio of at least 100 to 200 basis points above the 3% minimum requirement. At June 30, 2001, the Company's leverage capital ratio was 8.74%. At June 30, 2001 and December 31, 2000, the Bank's leverage capital ratio was 8.54% and 8.81%.

    The Board of Governors has also adopted a statement of policy, supplementing its leverage capital ratio requirements, which provides definitions of qualifying total capital (consisting of Tier 1 capital and supplementary capital, including the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets) and sets forth minimum risk-based capital ratios of capital to risk-weighted assets. Insured institutions are required to maintain a ratio of qualifying total capital to risk weighted assets of 8%, at least one-half of which must be in the form of Tier 1 capital. At June 30, 2001, the Company's ratio of qualifying total capital to risk-weighted assets was 10.62% and its ratio of Tier 1 capital to total risk-weighted assets was 9.49%. At June 30, 2001 and December 31, 2000, the Bank's ratio of qualifying total capital to risk-weighted assets was 10.40% and 10.85% and its ratio of Tier 1 capital to total risk-weighted assets was 9.28% and 9.65%, respectively.

    As of June 30, 2001 and December 31, 2000, the most recent notifications from the Bank's regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total capital and Tier 1 capital (as defined) to risk-based assets (as defined), and a minimum leverage ratio of Tier 1 capital to average assets (as defined) as set forth in the proceeding discussion. There are no conditions or events since the notification that management believes have changed the institution's category.

    Management believes that, under regulatory guidelines, the $15 million in Trust Preferred Securities issued in July of 2001 will qualify as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities will qualify as Tier 2 capital.

    Dividends—Subsequent to the Reorganization on June 12, 2001, dividends paid to shareholders will be paid by the bank holding company, subject to restrictions set forth in the California General Corporation Law. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. During June 2001, the Company received $1,400,000 in cash dividends from the Bank, from which the Company declared $636,000 as dividends payable to shareholders.

    Under California state banking law, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank's net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the California State Department of Financial Institutions, in an amount not exceeding the greater of: (i) the Bank's retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. As of June 30, 2001, approximately $8,418,000 was available to the Bank for cash dividend distributions without prior approval. Year-to-date, the Bank has paid dividends of $1,180,095 to shareholders and dividends of $1,400,000 to the Company.

8.  Supplemental Cash Flow Disclosures

	Six Months Ended June 30,
	2001	2000
Cash paid during the period for:
Interest	$6,880,132	$5,266,850
Income Taxes	1,658,000	1,957,000
Noncash investing activities:
Loans transferred to foreclosed property	1,324,252	0
Dividends declared not paid	636,403	537,624

9.  Net Income Per Share

    The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Six Months Ended June 30,
	2001	2000
Net income available to common shareholders	$3,186,971	$3,013,177
Weighted average shares issued	5,498,549	5,329,259
Less: unearned ESOP shares	(56,397)	(1,416)

Weighted average shares outstanding	5,442,152	5,327,843
Add: dilutive effect of stock options	133,864	254,409

Weighted average shares outstanding
adjusted for potential dilution	5,576,016	5,582,252

Basic earnings per share	$0.59	$0.57

Diluted earnings per share	$0.57	$0.54

10.  Other Comprehensive Income

    The following table provides a reconciliation of the amounts included in comprehensive income:

	June 30,
	2001	2000
Other comprehensive income, net of tax:
Unrealized gain on sale securities—net income tax of $67,579 and $29,519	$101,369	$44,279
Less: reclassification adjustment for gain on sale of Available-for-sale securities included in net income—net income tax of $110,087 and $2,260	(165,130)	(3,389)

Net unrealized (loss) gain on available-for-sale securities	$(63,761)	$40,890

11.  Subsequent Event

    On July 16, 2001, the Company's wholly-owned special-purpose trust subsidiary, United Security Bancshares Capital Trust I (the "Trust") issued $15 million in cumulative Trust Preferred Securities. The securities bear a floating rate of interest of 3.75% over the six month LIBOR rate, payable semi-annually. Concurrent with the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Company. The Company will pay interest on the Junior Subordinated Debentures to the Trust, which represents the sole revenues and sole source of dividend distributions to the holders of the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on July 25, 2031, but can be redeemed after July 25, 2006 at a premium, and can be redeemed after July 25, 2011 at par. The obligations of the Trust are fully and unconditionally guaranteed, on a subordinated basis, by the Company.

    The Company received $14.5 million from the Trust upon issuance of the Junior Subordinated Debentures. The Company intends to invest a portion of the net proceeds in the Bank to increase the Bank's regulatory capital levels and intends to use the remaining net proceeds for general corporate purposes. Under applicable regulatory guidelines, the Company expects that a portion of the Trust Preferred Securities will qualify as Tier I Capital, and the remainder as Tier II Capital.

    Issuance costs of $495,000 related to the Trust Preferred Securities will be deferred and amortized over the period until the securities may be redeemed at par on July 25, 2011. The Junior Subordinated Debentures will be recorded as a separate line item in the liability section of the Company's consolidated balance sheet in accordance with generally accepted accounting policies.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management's Discussion and Analysis of Financial Condition and Results of Operations. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

    On June 12, 2001, the United Security Bank (the "Bank") became the wholly owned subsidiary of United Security Bancshares, Inc. (the "Company") through a tax free holding company reorganization, accounted for on a basis similar to the pooling of interest method. In the transaction, each share of Bank stock was exchanged for a share of Company stock on a one to one basis. No additional equity was issued as part of this transaction. In the following discussion, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, Inc. (including the Bank), except for periods prior to June 12, 2001, in which case, references to the Company are references to the Bank.

    On June 28, 2001, United Security Bancshares Capital Trust I (the "Trust") was formed as a Delaware business trust for the sole purpose of issuing trust preferred securities. On July 16, 2001, the Trust completed the issuance of $15 million in trust preferred securities, and concurrently, the Trust used the proceeds from that offering to purchase junior subordinated debentures of the Company. The Company will contribute a portion of the $14.5 million in net proceeds received from the Trust to the Bank to increase its regulatory capital and will use the rest for future expansion of the Company's business.

    The Company continues to seek ways to better meet its customers' needs for financial services, expand into new markets and compete in today's financial services environment. The Company's strategy is to be a better low-cost provider of services to its customer base while enlarging its market area and corresponding customer base to further its ability to provide those services. The Company currently has seven banking branches which provide financial services in Fresno and Madera counties.

Results of Operations

    For the six months ended June 30, 2001, the Company reported net income of $3.2 million or $0.59 per share ($0.57 diluted) as compared to $3.0 million or $0.57 per share ($0.54 diluted) for the six months ended June 30, 2000. The Company's return on average assets was 1.75% for the six months ended June 30, 2001 as compared to 2.00% for the same six month period of 2000. The Bank's return on average equity was 18.35% for the six months ended June 30, 2001 as compared to 20.31% for the same six month period of 2000, and reflects continued above-average performance in relation to the Company's peers.

Net Interest Income

    Net interest income, the most significant component of earnings, is the difference between the interest and fees received on earning assets and the interest paid on interest-bearing liabilities. Earning assets consist primarily of loans, and to a lesser extent, investments in securities issued by federal, state and local authorities, and corporations. These earning assets are funded by a combination of interest-bearing and noninterest-bearing liabilities, primarily customer deposits and short-term borrowings. Net interest income before provision for credit losses totaled $8.7 million for the six months ended June 30, 2001, representing an increase of $446 thousand or 5.4% when compared to the $8.3 million reported for the same six months of the previous year. The increase in net interest income between 2000 and 2001 is primarily the result of significant growth in earning assets which more than offset the general decline in market rates of interest between these two six-month periods.

    As summarized in Table 2, the increase in net interest income between the two six-month periods presented is comprised of an increase in total interest income of approximately $2.3 million which was only partially offset by an increase in total interest expense of approximately $1.8 million. The Bank's net interest margin, as shown in Table 1, decreased to 5.23% at June 30, 2001 from 6.06% at June 30, 2000, a decrease of 83 basis points (100 basis points = 1%) between the two periods. Market rates of interest decreased significantly between the six-month periods ended June 30, 2000 and 2001. The prime rate averaged 7.98% for the six months ended June 30, 2001 as compared to 8.97% for the comparative six months of 2000.

Table 1.—Distribution of Average Assets, Liabilities and Shareholders' Equity:

Interest rates and Interest Differentials
Periods Ended June 30, 2001 and 2000

	2001			2000
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans(1)	$278,364	$13,710	9.93%	$211,949	$11,193	10.62%
Investment Securities—taxable	51,638	1,648	6.44%	52,991	1,803	6.84%
Investment Securities—nontaxable(2)	3,291	77	4.72%	3,374	81	4.83%
Federal funds sold and reverse repos	3,311	84	5.12%	6,358	187	5.91%

Total interest-earning assets	336,604	$15,519	9.30%	274,672	$13,264	9.71%

Allowance for possible loan losses	(3,828)			(2,939)
Noninterest-bearing assets:
Cash and due from banks	12,494			12,972
Premises and equipment, net	3,318			3,794
Accrued interest receivable	3,328			2,366
Other real estate owned	3,254			515
Other assets	11,631			11,530

Total average assets	$366,801			$302,910

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$23,551	$203	1.74%	$24,413	$206	1.70%
Money market accounts	40,627	781	3.88%	43,598	836	3.86%
Savings accounts	17,519	187	2.15%	19,173	207	2.17%
Time deposits	163,709	4,730	5.83%	114,631	3,167	5.56%
Other borrowings	33,038	893	5.45%	18,024	569	6.35%

Total interest-bearing liabilities	278,444	$6,794	4.92%	219,839	$4,985	4.56%

Noninterest-bearing liabilities:
Noninterest-bearing checking	50,584			51,187
Accrued interest payable	1,338			1,002
Other liabilities	1,410			1,049

Total Liabilities	331,776			273,077
Total shareholders' equity	35,025			29,833

Total average liabilites and Shareholders' equity	$366,801			$302,910

Interest income as a percentage of average earning assets			9.30%			9.71%
Interest expense as a percentage of average earning assets			4.07%			3.65%

Net interest margin			5.23%			6.06%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $692,000 and $347,000 for the six months ended June 30, 2001 and 2000, respectively.
(2)
Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis because they are not material to the Company's results of operations.

    Both the Company's net interest income and net interest margin are affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." Both are also affected by changes in yields on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change". The following table sets forth the changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the periods indicated.

Table 2. Rate and Volume Analysis
(unaudited)
(dollars in thousands)

	Increase (Decrease) in the six months ended June 30, 2001 compared to June 30, 2000
	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$2,517	$(771)	$3,288
Investment securities	(159)	(110)	(49)
Federal funds sold and securities purchased Under agreements to resell	(103)	(23)	(80)

Total interest income	2,255	(904)	3,159
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(58)	3	(61)
Savings accounts	(20)	(2)	(18)
Time deposits	1,563	160	1,403
Other borrowings	324	(91)	415

Total interest expense	1,809	70	1,739

Increase in net interest income	$446	$(974)	$1,420

    For the six months ended June 30, 2001, total interest income increased approximately $2.3 million or 17.0% as compared to the six months ended June 30, 2000. The change is attributable primarily to an increase in the overall volume of earning assets, which was only partially offset by a decrease in market rates of interest. Earning asset growth was exclusively in loans, while average investment securities, federal funds sold and repos experienced a decline between the two periods.

    For the six months ended June 30, 2001, total interest expense increased approximately $1.8 million or 36.3% as compared to the six month period ended June 30, 2000. The increase in total interest expense is attributable primarily to a year-to-date average increase in time deposits of more than $49.1 million between the six month periods ended June 30, 2000 and 2001, combined with an increase in the average cost of those deposits of 27 basis points. Other borrowings, including federal funds purchased and repurchase agreements, increased by $15 million on average between the six-month periods ended June 30, 2000 and June 30, 2001. Being short-term in nature, the cost of other borrowings declined by 90 basis points between those two six-month periods as market rates of interest dropped significantly during the first half of 2001. The average cost of the Company's total interest-bearing liabilities increased 36 basis points to 4.92% for the six months ended June 30, 2001.

    Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management's continuous credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ending June 30, 2001 the provision to the allowance for credit losses amounted to $776 thousand as compared to $680 thousand for the six months June 30, 2000. The amount provided to the allowance for credit losses during the first six months brought the allowance to 1.31% of net outstanding loan balances at June 30, 2001, as compared to 1.45% of net outstanding loan balances at December 31, 2000, and 1.27% at June 30, 2000.

Noninterest Income

    Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company's banking customers. Noninterest income for the six months ended June 30, 2001 increased $462 thousand when compared to the same period last year. The gain on sale of a single available-for-sale $7.5 million security accounted for $270 thousand or 58.4% of the increase in total noninterest income between the two six-month periods presented. Increases in customer service fees accounted for another $154 thousand or 33.3% of the total increase in noninterest income between the two periods. Increases in customer service fees are attributable to growth in checking service charges and overdraft fee income.

Noninterest Expense

    The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000:

Table 3. Changes in Noninterest Expense

	Amount	Percent
Salaries and employee benefits	$246,714	12.49%
Occupancy expense	32,096	3.98%
Data processing	(9,183)	-3.53%
Professional fees	50,608	33.33%
Directors fees	12,000	13.79%
Amortization of intangibles	0	0.00%
Correspondent bank service charges	1,481	1.52%
Other	56,465	8.05%

Total noninterest expense	$390,181	9.16%

    Noninterest expense, excluding provision for credit losses and income tax expense, totaled $4.6 million for the six months ended June 30, 2001 as compared to $4.3 million for the same six-month period of 2000, representing an increase of $390 thousand or 9.16% between the two periods. Increases in salaries and employee benefits were the result of additional staff to support the Company's strategic long-term growth objectives, as well as normal wage and benefit increases combined with increased medical insurance costs incurred during the year. Professional fees increased between the six-month periods presented primarily as the result of $44 thousand which was expensed during the second quarter in connection with the formation of the holding company.

Financial Condition

    Total assets increased to $387.5 million at June 30, 2001, up from $331.6 million at the end of the same period last year, and up from the balance of $356.8 million at December 31, 2000. Total deposits of $309.1 million at June 30, 2001 increased $53.3 million or 20.8% from the balance reported at June 30, 2000, and increased $37.2 million or 13.7% from the balance of $271.9 million reported at December 31, 2000. Between June 30, 2000 and June 30, 2001, loan growth totaled $58.3 million, while securities and other short-term investments decreased $2.7 million.

    Earning assets averaged approximately $336.6 million during the six months ended June 30, 2001, as compared to $274.7 million for the same six month period of 2000. Average interest-bearing liabilities increased to $278.4 million for the six months ended June 30, 2001, as compared to $219.8 million for the comparative six month period of 2000.

Loans

    The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $298.4 million at June 30, 2001, an increase of $37.1 million or 14.2% when compared to the balance of $261.4 million at December 31, 2000, and an increase of $58.3 million or 24.3% when compared to the balance of $240.1 million reported at June 30, 2000. Loans on average rose 31.3% between the six month periods ended June 30, 2000 and June 30, 2001, with loans averaging $278.4 million for the six months ended June 30, 2001, as compared to $211.9 million for the same six month period of 2000.

    During the first six months of 2001, increases were experienced in all loan categories except installment loans. Approximately $17.5 million or more than 47% of the loan growth experienced during this period was attributable real estate construction lending. The following table sets forth the amounts of loans outstanding by category at June 30, 2001 and December 31, 2000, the category percentages as of those dates, and the net change between the two periods presented.

Table 4. Loans

	June 30, 2001		December 31, 2000
	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$78,390,935	26.3%	$66,433,905	25.4%	$11,957,030	18.00%
Real estate—mortgage	115,769,357	38.8%	113,140,404	43.3%	2,628,953	2.32%
Real estate—construction	78,515,846	26.3%	61,038,151	23.4%	17,477,695	28.63%
Agricultural	13,762,766	4.6%	7,239,866	2.8%	6,522,900	90.10%
Installment/other	7,736,725	2.6%	10,291,453	3.9%	(2,554,728)	-24.82%
Lease financing	4,246,737	1.4%	3,225,194	1.2%	1,021,543	31.67%

Total Loans	$298,422,366	100.0%	$261,368,973	100.0%	$37,053,393	14.18%

    The overall average yield on the loan portfolio was 9.93% for the six months ended June 30, 2001 as compared to 10.62% for the six months ended June 30, 2000, and decreased between the two periods as the result of significant decreases in market rates of interest during the first six months of 2001. At June 30, 2001, 68.4% of the Company's loan portfolio consisted of floating rate instruments, as compared to 65.5% of the portfolio at December 31, 2000, with the majority of those tied to the prime rate.

Deposits

    Total deposits increased during the period to a balance of $309.1 million at June 30, 2001 representing an increase of $37.2 million or 13.7% from the balance of $271.9 million reported at December 31, 2000, and an increase of $53.3 million or 20.8% from the balance reported at June 30, 2000. Between December 31, 2000 and June 30, 2001, substantial increases were experienced in time deposits, while modest increases were experienced in interest-bearing demand accounts. Decreases were experienced in noninterest-bearing checking and savings accounts. Increases in time deposits are partly the result of an additional $25.2 million in brokered deposits acquired during the six months of 2001 bringing total brokered time deposits to $37.7 million at June 30, 2001.

    The following table sets forth the amounts of deposits outstanding by category at June 30, 2001 and December 31, 2000, and the net change between the two periods presented.

Table 5. Deposits

	June 30, 2001	December 31, 2000	Net Change	Percentage Change
Noninterest bearing deposits	$49,194,192	$52,897,725	$(3,703,533)	-7.00%
Interest bearing deposits:
NOW and money market accounts	66,742,711	62,142,837	4,599,874	7.40%
Savings accounts	17,916,178	18,347,248	(431,070)	-2.35%
Time deposits:
Under $100,000	69,162,272	63,566,867	5,595,405	8.80%
$100,000 and over	106,095,347	74,907,852	31,187,495	41.63%

Total interest bearing deposits	259,916,508	218,964,804	40,951,704	18.70%

Total deposits	$309,110,700	$271,862,529	$37,248,171	13.07%

    The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $41.0 million or 18.70% between December 31, 2000 and June 30, 2001, while noninterest-bearing deposits decreased $3.7 million or 7.00% between the same two periods presented. Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 64.8% and 71.4% of the total deposit portfolio at June 30, 2001 and December 31, 2000, respectively.

    On a year-to-date average (refer to Table 1), the Company experienced an increase of $43.0 million or 17.0% in total deposits between the six month periods ended June 30, 2000 and June 30, 2001. Between these two periods, average interest-bearing deposits increased $43.6 million or 21.6%, while total noninterest-bearing checking decreased $603 thousand or 1.2% on a year-to-date average basis. On average, the Company experienced increases in time deposits, and modest decreases in all other deposit categories between the six month periods ended June 30, 2000 and June 30, 2001.

Short-term Borrowings

    The Company has the ability to obtain borrowed funds consisting of federal funds purchased and securities sold under agreements to repurchase ("repurchase agreements") as alternatives to retail deposit funds. The Company has established collateralized and uncollateralized lines of credit with several correspondent banks, as well as a securities dealer, for the purpose of obtaining borrowed funds as needed. The Company may continue to borrow funds in the future as part of its asset/liability strategy, and may use these funds to acquire certain other assets as deemed appropriate by management for investment purposes and to better utilize the capital resources of the Bank. Federal funds purchased represent temporary overnight borrowings from correspondent banks and are generally unsecured. Repurchase agreements are collateralized by mortgage backed securities and securities of U.S. Government agencies, and generally have maturities of one to six months. The Company has the ability to secure longer maturities on such instruments if deemed appropriate as part of its asset/liability strategy. In addition, the Company has the ability to obtain borrowings from the Federal Reserve Bank of San Francisco which would be collateralized by certain pledged loans in the Company's loan portfolio.

    The Company had collateralized and uncollateralized lines of credit aggregating $140.8 million, as well as repurchase agreement lines of credit totaling $41.5 million at June 30, 2001. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. At June 30, 2001, the Company had advances on the repurchase lines of credit totaling $38.3 million. The Bank had collateralized and uncollateralized lines of credit aggregating $107.9 million, as well as a repurchase agreement line of credit of $24.9 million at December 31, 2000. The Bank had repurchase agreements of $24.9 million and federal funds purchased of $22.6 million outstanding at December 31, 2000.

Asset Quality and Allowance for Credit Losses

    Lending money is the Company's principal business activity, and ensuring appropriate evaluation, diversification, and control of credit risks is a primary management responsibility. Implicit in lending activities is the fact that losses will be experienced and that the amount of such losses will vary from time to time, depending on the risk characteristics of the loan portfolio as affected by local economic conditions and the financial experience of borrowers.

    The allowance for credit losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in existing loans and commitments to extend credit. The adequacy of the allowance for credit losses is based upon management's continuing assessment of various factors affecting the collectibility of loans and commitments to extend credit; including current economic conditions, past credit experience, collateral, and concentrations of credit. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The conclusion that a loan may become uncollectible, either in part or in whole, is judgmental and subject to economic, environmental, and other conditions which cannot be predicted with certainty. When determining the adequacy of the allowance for credit losses, the Company follows the guidelines set forth in the Interagency Policy Statement on the Allowance for Loan and Lease Losses ("Statement") issued jointly by banking regulators during December 1993. The Statement outlines characteristics that should be used in segmentation of the loan portfolio for purposes of the analysis including risk classification, past due status, type of loan, industry or collateral. It also outlines factors to consider when adjusting the loss factors for various segments of the loan portfolio.

    The Company's methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include:

  •
  the formula allowance,
  •
  specific allowances for problem graded loans ("classified loans")
  •
  and the unallocated allowance

    In addition, the allowance analysis also incorporates the results of measuring impaired loans as provided in:

  •
  Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and
  •
  SFAS 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures."

    The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company's historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company's loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications which are "pass", "special mention", "substandard", "doubtful", and "loss". Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as "doubtful" has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss.

    Specific allowances are established based on management's periodic evaluation of loss exposure inherent in classified loans, impaired loans, and other loans in which management believes there is a probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

    The unallocated portion of the allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions may include, but are not limited to, general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, and other business conditions.

    The Company's methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company's loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, and 9) other business conditions. During the second quarter of 2001, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

    Management and the Company's lending officers evaluate the loss exposure of classified and impaired loans on a weekly/monthly basis and through discussions and officer meetings as conditions change. The Company's Loan Committee meets weekly and serves as a forum to discuss specific problem assets that pose significant concerns to the Company, and to keep the Board of Directors informed through committee minutes. All special mention and classified loans are reported quarterly on Criticized Asset Reports which are reviewed by senior management. With this information, the migration analysis and the impaired loan analysis are performed on a quarterly basis and adjustments are made to the allowance as deemed necessary.

    Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The amount of impaired loans is not directly comparable to the amount of nonperforming loans disclosed later in this section. The primary differences between impaired loans and nonperforming loans are: i) all loan categories are considered in determining nonperforming loans while impaired loan recognition is limited to commercial and industrial loans, commercial and residential real estate loans, construction loans, and agricultural loans, and ii) impaired loan recognition considers not only loans 90 days or more past due, restructured loans and nonaccrual loans but also may include problem loans other than delinquent loans.

    The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include nonaccrual loans, restructured debt, and performing loans in which full payment of principal or interest is not expected. Management bases the measurement of these impaired loans on the fair value of the loan's collateral or the expected cash flows on the loans discounted at the loan's stated interest rates. Cash receipts on impaired loans not performing to contractual terms and that are on nonaccrual status are used to reduce principal balances. Impairment losses are included in the allowance for credit losses through a charge to the provision, if applicable.

    At June 30, 2001 and 2000, the Company's recorded investment in loans for which impairment has been recognized totaled $2.7 million and $6.0 million, respectively. Included in total impaired loans at June 30, 2001, is $658 thousand of impaired loans for which the related specific allowance is $392 thousand, as well as $2.0 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at June 30, 2000 included $117 thousand of impaired loans for which the related specific allowance is $24 thousand, as well as $5.9 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $3.2 million during the first six months of 2001, and $6.4 million during the first six months of 2000. In most cases, the Bank uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the six months ended June 30, 2001, the Bank recognized $2 thousand on such loans. For the six months ended June 30, 2000, the Bank recognized $243 thousand of income on such loans.

    Other factors that continue to gain management's attention are competition in the bank's market area and economic conditions which may ultimately affect the risk assessment of the portfolio. The Company has experienced increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. During 1997 and 1998, the domestic economy showed signs of slowing, due in part to the prolonged contractions of worldwide economies. As a consequence, the Federal Reserve lowered interest rates three separate times during the fourth quarter of 1998 in an attempt to support the U.S. and foreign economies. Then as foreign economies began to recover and the domestic economy continued to grow during 1999, the Federal Reserve increased interest rates three times between June 30 and November 30, 1999 for a total increase of 75 basis points during the year. Interest rates were again raised 25 basis points early in February 2000, an additional 25 basis points in March 2000, and 50 basis points in May 2000. As the domestic economy began to slow in the third quarter of 2000 and stall during the fourth quarter of 2000, the Federal Reserve dropped interest rates by a total of 150 basis points during the first quarter of 2001, and an additional 125 basis points during the second quarter of 2001. We have gone from what was possibly considered the longest economic expansion in recent U.S. history, to potential recession in just a few short months, with skyrocketing energy costs, consumer confidence declining, and job layoffs announced at major corporations across the country. Although the economic outlook appears to be stabilizing, it is difficult to determine what effects these changes will have on the domestic economy or whether the Federal Reserve will continue to adjust interest rates in an effort to control the economy. In addition, the recent increase in oil and energy prices may adversely effect the economy into the foreseeable future. It is likely that the California economy will continue to be impacted by these domestic as well as global events, although the overall economy of California has generally improved over the past several years. The local economy has been impacted to some degree over the past several years by such things as decreased exports and adverse weather patterns, which has increased worries about the future economic trends in the state. Local unemployment rates, as well as foreclosures in Fresno and Madera counties have increased during the past several years and persist to the current time. Despite the Central Valley's traditionally high unemployment, it is anticipated that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state, although this growth may begin to slow as the Federal Reserve seeks to control what it perceives as a potential recession in the economy. Management recognizes increased risk of loss due to the Company's exposure from local and worldwide economic conditions, as well as soft real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

    The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the periods indicated.

Table 6.  Allowance for Credit Losses—Summary of Activity
(Unaudited)
(dollars in thousands)

	June 30, 2001	June 30, 2000
Total loans outstanding at end of period before deducting allowances for credit losses	$297,505	$239,527

Average net loans outstanding during period	278,364	211,949

Balance of allowance at beginning of period	3,773	2,643
Loans charged off:
Real estate	0	0
Commercial and industrial	(637)	(258)
Installment and other	(18)	(21)

Total loans charged off	(655)	(279)
Recoveries of loans previously charged off:
Real estate	0	0
Commercial and industrial	8	4
Installment and other	0	1

Total loan recoveries	8	5

Net loans charged off	(647)	(274)
Provision charged to operating expense	776	680
Balance of allowance for credit losses at end of period	$3,902	$3,049

Net loan charge-offs to total average loans (annualized)	0.47%	0.26%
Net loan charge-offs to loans at end of period (annualized)	0.44%	0.23%
Allowance for credit losses to total loans at end of period	1.31%	1.27%
Net loan charge-offs to allowance for credit losses (annualized)	33.44%	18.07%
Net loan charge-offs to provision for credit losses (annualized)	83.38%	40.29%

    Management believes that the 1.31% credit loss allowance at June 30, 2001, is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

    It is the Company's policy to discontinue the accrual of interest income on loans for which reasonable doubt exists with respect to the timely collectability of interest or principal due to the ability of the borrower to comply with the terms of the loan agreement. Such loans are placed on nonaccrual status whenever the payment of principal or interest is 90 days past due or earlier when the conditions warrant, and interest collected is thereafter credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan. Management may grant exceptions to this policy if the loans are well secured and in the process of collection.

Table 7.  Nonperforming Assets
(dollars in thousands)

	June 30, 2001	December 31, 2000
Nonaccrual Loans(1)	$2,437	$2,810
Restructured Loans	191	0

Total nonperforming loans	2,628	2,810
Other real estate owned	3,872	2,959

Total nonperforming assets	$6,500	$5,769

Loans past due 90 days or more, still accruing	$0	$595

Nonperforming loans to total gross loans	0.88%	1.08%

Nonperforming assets to total gross loans	2.18%	2.21%

(1)
Included in nonaccrual loans at June 30, 2001 and December 31, 2000, are restructured loans totaling $47.0 thousand and $57.8 thousand, respectively.

    The overall level of nonperforming assets has increased between December 31, 2000 and June 30, 2001 as the result of an increase in other real estate owned through foreclosure. Loans past due more than 30 days are receiving increased management attention and are monitored for increased risk. The Company continues to move past due loans to nonaccrual status in its ongoing effort to recognize loan problems at an earlier point in time when they may be dealt with more effectively. As impaired loans, nonaccrual and restructured loans are reviewed for specific reserve allocations and the allowance for credit losses is adjusted accordingly.

    Except for the loans included in the above table, there were no loans at June 30, 2001 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

Liquidity and Asset/Liability Management

    The primary function of asset/liability management is to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

    Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company's equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company's principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses.

    The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk. The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans which comprise approximately 68.4% of the Company's loan portfolio at June 30, 2001. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

    The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell ("reverse repos") and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At June 30, 2001, the Bank had 75.8% of total assets in the loan portfolio and a loan to deposit ratio of 96.2%. Liquid assets at June 30, 2001 include cash and cash equivalents totaling $14.3 million as compared to $19.2 million at December 31, 2000. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $182.3 million at June 30, 2001.

    The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During 2001, total dividends paid by the Bank to the parent company totaled $1.4 million dollars. As a bank holding company newly formed under the Bank Holding Act of 1956, United Security Bancshares is to provide a source of financial strength for its subsidiary bank(s). To help provide financial strength, United Security Bancshares' trust subsidiary, United Security Bancshares Capital Trust I, recently completed a $15 million offering in Trust Preferred Securities, the proceeds of which were used to purchase Junior Subordinated Debentures of the Company. A portion of the $14.5 million in net proceeds received by the Company will be used to enhance the liquidity and capital positions of the Bank, and the remainder will provide liquidity to the holding company.

Interest Rate Sensitivity and Market Risk

    An interest rate-sensitive asset or liability is one that, within a defined time period, either matures or is subject to interest rate adjustments as market rates of interest change. Interest rate sensitivity is the measure of the volatility of earnings from movements in market rates of interest, which is generally reflected in interest rate spread. As interest rates change in the market place, yields earned on assets do not necessarily move in tandem with interest rates paid on liabilities. Interest rate sensitivity is related to liquidity in that each is affected by maturing assets and sources of funds. Interest rate sensitivity is also affected by assets and liabilities with interest rates that are subject to change prior to maturity.

    The object of interest rate sensitivity management is to minimize the impact on earnings from interest rate changes in the marketplace. In recent years, deregulation, causing liabilities to become more interest rate sensitive, combined with interest rate volatility in the capital markets, has placed additional emphasis on this principal. When management decides to maintain repricing imbalances, it usually does so on the basis of a well conceived strategy designed to ensure that the risk is not excessive and that liquidity is properly maintained. The Company's interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO) which reports to the Board of Directors on a periodic basis, pursuant to established operating policies and procedures.

    The Company's asset/liability profile is not complex. The Company does not currently engage in trading activities or use derivatives to control interest rate risk, although it has the ability to do so if deemed necessary by ALCO and approved by the Board of Directors. From the GAP report below, the Company is apparently subject to interest rate risk to the extent that its liabilities have the potential to reprice more quickly than its assets within the next year. At June 30, 2001, the Company had a cumulative 12 month GAP of $-35.5 million or -10.1% of total earning assets. Management believes the GAP analysis shown below is not entirely indicative of the Company's actual interest rate sensitivity, because certain interest-sensitive liabilities would not reprice to the same degree as interest-sensitive assets. For example, if the prime rate were to change by 50 basis points, the floating rate loans included in the $199.6 million immediately adjustable category would change by the full 50 basis points. Interest bearing checking and savings accounts which are also included in the immediately adjustable column probably would move only a portion of the 50 basis point rate change and, in fact, might not even move at all. In addition, many of the floating rate time deposits are at their floors, or have repricing rates below their current floors, which means that they might act as fixed-rate instruments in either a rising or a declining rate environment (see below for a discussion of the Bank's floating rate time deposits). The effects of market value risk have been mitigated to some degree by the makeup of the Bank's balance sheet. Loans are generally short-term or are floating-rate instruments. At June 30, 2001, $232.8 million or 78.7% of the loan portfolio matures or reprices within one year, and only 3.3% of the portfolio matures or reprices in more than 5 years. Total investment securities including call options and prepayment assumptions, have a duration of approximately 3.0 years. Nearly $269.6 million or 90.1% of interest-bearing deposit liabilities mature or can be repriced within the next 12 months, even though the rate elasticity of deposits with no defined maturities may not necessarily be the same as interest-earning assets.

    Since May of 1994, the Bank has offered a two-year floating rate certificate of deposit product to its customers which adjusts with changes in the Prime Rate, but which has an interest rate floor below which the rate paid cannot drop. The current rates below which the rates on this product cannot drop range from 3.50% to 6.50%, with approximately $14.3 million or 59.6% of those at a 6.50% floor. With the decrease in market rates of interest during the first half of 2001, all $24.0 million of the floating-rate CD's are at their floors making them fixed-rate instruments in a declining rate environment. In addition, all but $94 thousand of the CD's repricing rates are below their current floors which makes them fixed rate instruments even in a rising rate environment. In fact, $23.1 million or 96.3% of them would remain fixed rate instruments even if the prime rate were to increase 100 BP or less, and $17.9 million or 74.5% of them would remain fixed rate instruments even if the prime rate were to increase 200 BP or less. Of the $17.9 million in the two-year floating rate certificates of deposit which would behave as fixed rate instruments if rates were to increase or decrease 200 basis points, approximately $10.8 million mature in longer than one year. This $17.9 million in two-year floating rate certificates of deposit has been treated as fixed-rate instruments for the purpose of the following GAP report.

    Interest rate risk can be measured through various methods including GAP, duration and market value analysis as well as income simulation models. The Company employs each of these methods and refines these processes to make the most accurate measurements possible. The information provided by these calculations is the basis for management decisions in managing interest rate risk.

    The following table sets forth the Company's Gap, or estimated interest rate sensitivity profile based on ending balances as of June 30, 2001, representing the interval of time before earning assets and interest-bearing liabilities may respond to changes in market rates of interest. Assets and liabilities are categorized by remaining interest rate maturities rather than by principal maturities of obligations. $17.9 million in two-year, floating rate time deposits which would behave as fixed rate instruments if rates were to increase or decrease 200 basis points, and have therefore been treated as fixed rate instruments for purposes of this GAP report.

Table 8.  Maturities and Interest Rate Sensitivity
(Unaudited)
(dollars in thousands)

	June 30, 2001
	Immediately	Next Day But Within Three Months	After Three Months Within 12 Months	After One Year But Within Five Years	After Five Years	Total
Interest Rate Sensitivity Gap:
Loans(1)	$199,569	$12,217	$21,016	$53,341	$9,842	$295,985
Investment securities		197	606	23,888	31,911	56,602
Federal funds sold and reverse repos	465					465

Total Earning Assets	$200,034	$12,414	$21,622	$77,229	$41,753	$353,052

Interest-bearing transaction accounts	66,743					66,743
Savings accounts	17,916					17,916
Time deposits(2)	7,322	58,646	79,695	29,490	105	175,258
Federal funds purchased/other borrowings	999	25,050	13,200			39,249

Total interest-bearing liabilities	$92,980	$83,696	$92,895	$29,490	$105	$299,166

Interest rate sensitivity gap	$107,054	$(71,282)	$(71,273)	$47,739	$41,648	$53,886
Cumulative gap	$107,054	$35,772	$(35,501)	$12,238	$53,886
Cumulative gap percentage to total earning assets	30.3%	10.1%	-10.1%	3.5%	15.3%

(1)
Loan balance does not include nonaccrual loans of $2.437 million.

(2)
See above for discussion of the impact of floating rate CD's.

    The Company utilizes a vendor-purchased simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both a 100 and 200 basis point rise and a 100 and 200 basis point fall in interest rates ramped over a twelve month period, with net interest impacts projected out as far as twenty four months. The model is based on the actual maturity and repricing characteristics of the Company's interest-sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment of certain assets and liabilities. Projected net interest income is calculated assuming customers will reinvest maturing deposit accounts and the Company will originate a certain amount of new loans. The balance sheet growth assumptions utilized correspond closely to the Company's strategic growth plans and annual budget. Excess cash is invested in overnight funds or other short-term investments such as U.S. Treasuries. Cash shortfalls are covered through additional borrowing of overnight or short-term funds. The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at June 30, 2001, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

    The Company also utilizes the same vendor-purchased simulation model to project the impact of changes in interest rates on the underlying market value of all the Company's assets, liabilities, and off-balance sheet accounts under alternative interest rate scenarios. The resultant net value, as impacted under each projected interest rate scenario, is referred to as the market value of equity ("MV of Equity"). This technique captures the interest rate risk of the Company's business mix across all maturities. The market analysis is performed using an immediate rate shock of 200 basis points up and down calculating the present value of expected cash flows under each rate environment at applicable discount rates. The market value of loans is calculated by discounting the expected future cash flows over either the term to maturity for fixed rate loans or scheduled repricing for floating rate loans using the current rate at which similar loans would be made to borrowers with similar credit ratings. The market value of investment securities is based on quoted market prices obtained from reliable independent brokers. The market value of time deposits is calculated by discounting the expected cash flows using current rates for similar instruments of comparable maturities. The market value of deposits with no defined maturites, including interest-bearing checking, money market and savings accounts is calculated by discounting the expected cash flows at a rate equal to the difference between the cost of these deposits and the alternate use of the funds—federal funds in this case. Assumed maturities for these deposits are estimated using decay analysis and are generally assumed to have implied maturities of less than five years. For noninterest sensitive assets and liabilities, the market value is equal to their carrying value amounts at the reporting date. The Company's interest rate risk policy establishes maximum decreases in the Company's market value of equity of 12% and 15% in the event of an immediate and sustained 100 BP and 200 BP increase or decrease in market interest rates. As shown in the table below, the percentage changes in the net market value of the Company's equity are within policy limits for both rising and falling rate scenarios.

    The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at June 30, 2001 and December 31, 2000 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	June 30, 2001			December 31, 2000
Change in Rates	Estimated MV of Equity	Change in MV of Equity $	Change in MV of Equity %	Estimated MV of Equity	Change in MV of Equity $	Change in MV of Equity %
+ 200 BP	$39,181	$(1,836)	-4.48%	$42,193	$(1,587)	-3.62%
+ 100 BP	39,976	(1,041)	-2.54%	43,129	(650)	-1.49%
0 BP	41,017	0	0.00%	43,780	0	0.00%
-100 BP	41,328	310	0.76%	43,397	(382)	-0.87%
-200 BP	40,881	(137)	-0.33%	42,969	(811)	-1.85%

Regulatory Matters

Capital Adequacy

    Capital adequacy for bank holding companies and their subsidiary banks has become increasingly important in recent years. Continued deregulation of the banking industry since the 1980's has resulted in, among other things, a broadening of business activities beyond that of traditional banking products and services. Because of this volatility within the banking and financial services industry, regulatory agencies have increased their focus upon ensuring that banking institutions meet certain capital requirements as a means of protecting depositors and investors against such volatility.

    The Board of Governors of the Federal Reserve System ("Board of Governors") has adopted regulations requiring insured institutions to maintain a minimum leverage ratio of Tier 1 capital (the sum of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, minus intangible assets, identified losses and investments in certain subsidiaries, plus unrealized losses or minus unrealized gains on available for sale securities) to total assets. Institutions which have received the highest composite regulatory rating and which are not experiencing or anticipating significant growth are required to maintain a minimum leverage capital ratio of 3% Tier 1 capital to total assets. All other institutions are required to maintain a minimum leverage capital ratio of at least 100 to 200 basis points above the 3% minimum requirement.

    The Board of Governors has also adopted a statement of policy, supplementing its leverage capital ratio requirements, which provides definitions of qualifying total capital (consisting of Tier 1 capital and supplementary capital, including the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets) and sets forth minimum risk-based capital ratios of capital to risk-weighted assets. Insured institutions are required to maintain a ratio of qualifying total capital to risk weighted assets of 8%, at least one-half (4%) of which must be in the form of Tier 1 capital.

    The following table sets forth the Company's and the Bank's actual capital positions at June 30, 2001 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9.  Capital Ratios

	Company	Bank
	Actual Capital Ratios	Actual Capital Ratios	Minimum Capital Ratios
Total risk-based capital ratio	10.62%	10.40%	8.00%
Tier 1 capital to risk-weighted assets	9.49%	9.28%	4.00%
Leverage ratio	8.74%	8.54%	3.00%

    As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at June 30, 2001. Management believes that, under the current regulations, the both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

    Dividends paid to shareholders by the Company are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. During June 2001, the Company received $1,400,000 in cash dividends from the Bank, from which the Company declared $636,000 as dividends payable to shareholders.

    The Bank as a state-chartered bank is subject to dividend restrictions set forth in California state banking law, and administered by the California Commissioner of Financial Institutions ("Commissioner"). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank's net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank's net income for its last fiscal year or the amount of its net income for the current fiscal year. This is not the case with the Bank. Year-to-date dividends of $2.6 million paid through June 30, 2001, were well within the maximum allowed under those regulatory guidelines, without approval of the Commissioner.

Reserve Balances

    The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At June 30, 2001 the Bank's qualifying balance with the Federal Reserve was approximately $3.7 million, consisting of vault cash and balances.

PART II.  OTHER INFORMATION

    Item 1.  Not applicable

    Item 2.  Not applicable

    Item 3.  Not applicable

    Item 4.  Submission of Matters to a Vote of Security Holders:

    On May 16, 2001, United Security Bank held its Annual Meeting of Shareholders. Matters submitted to a vote included the election of nine directors, and approval of the Plan of Reorganization and Merger Agreement whereby United Security Bank would become a wholly-owned subsidiary of a newly-formed bank holding company, United Security Bancshares. The results of the vote are as follows:

  1)
  Election of Directors:
	For	Withhold Authority
Robert G. Bitter, Pharm D.	4,316,459	1,005
Stanley J. Cavalla	4,316,459	1,005
Tom Ellithorpe	4,316,459	1,005
Ronnie D. Miller	4,316,459	1,005
Mike Munoz, Jr.	4,315,259	2,205
Walter Reinhard	4,316,459	1,005
John Terzian	4,282,175	35,209
Bobbi Thomason	4,316,459	1,005
Dennis R. Woods	4,310,459	7,005
  2)
  The proposal to approve the Plan of Reorganization and Merger Agreement dated April 24, 2001:

For	Against	Abstain
3,427,711	600	42,902

    Item 5.  Other Items

    During March 2001, the Bank made application to become a NASDAQ listed company. The Bank feels that the NASDAQ listing will provide greater exposure for the Company. The application process was be completed during the second quarter of 2001 and the Bank (now the Company) officially became a NASDAQ listed company on May 31, 2001.

    Item 6.  Exhibits and Reports on Form 8-K:

  (a)
  Exhibits:
10.1	Amended and Restated Declaration of Trust for USB Capital Trust I—dated July 16, 2001 (page 31)
10.2	Indenture Agreement between United Security Bancshares and Bank of New York for Junior Subordinated Securities—dated July 16, 2001 (page 120)
  (b)
  Reports on Form 8-K:

  1)
  A report on Form 8-K was filed on July 27, 2001 whereby the Company announced that it had completed the issuance of $15 million in trust preferred securities through it's newly-formed, wholly-owned subsidiary, USB Capital Trust I. In addition, the Company announced that on June 12, 2001 the bank holding reorganization involving United Security Bancshares and United Security Bank had been completed.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED SECURITY BANCSHARES
Date: August 9, 2001	By:	/s/ DENNIS R. WOODS Dennis R. Woods Chairman of the Board and President
	By:	/s/ KENNETH L. DONAHUE Kenneth L. Donahue Senior Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
  PART I. Financial Information
  ITEM 1. Financial Statements
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Liquidity and Asset/Liability Management
  Interest Rate Sensitivity and Market Risk
  Regulatory Matters
Signatures