Form 10-Q
period 2001-09-30
UNITED SECURITY BANCSHARES
filed 2001-11-13
CIK 1137547

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	91-2112732 (I.R.S. Employer Identification No.)
1525 East Shaw Ave., Fresno, California (Address of principal executive offices)	93710 (Zip Code)

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of October 31, 2001: 5,438,591

TABLE OF CONTENTS

Facing Page	1
Table of Contents	2
PART I. Financial Information
ITEM 1. Financial Statements
Balance Sheets	3
Statements of Income and Comprehensive Income	4
Statements of Changes in Shareholders' Equity	5
Statements of Cash Flows	6
Notes to Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations	16
Financial Condition	20
Liquidity and Asset/Liability Management	26
Interest Rate Sensitivity and Market Risk	27
Regulatory Matters	30
PART II. Other Information	33
Signatures	34

United Security Bancshares—Consolidated
Statements of Condition—Balance Sheets
September 30, 2001 (unaudited) and December 31, 2000

	September 30, 2001	December 31, 2000
Assets
Cash and due from banks	$14,752,451	$19,175,763
Federal funds sold and securities purchased Under agreements to resell	0	0

Cash and cash equivalents	14,752,451	19,175,763
Securities available for sale (Note 2)	64,451,050	49,757,963
Securities held to maturity (Note 3)	0	10,248,105

Total Investment Securities	64,451,050	60,006,068
Loans and leases (Note 4)	323,704,488	261,368,973
Unearned fees	(661,097)	(793,647)
Allowance for credit losses	(4,361,957)	(3,772,943)

Net loans	318,681,434	256,802,383
Accrued interest receivable	4,108,662	3,545,160
Premises and equipment—net	3,205,019	3,401,703
Other real estate owned	5,260,381	2,958,841
Intangible assets	2,749,919	3,019,587
Cash surrender value of life insurance	2,384,008	2,301,765
Investment in limited partnership	2,866,654	2,079,557
Deferred income taxes	1,100,412	1,240,260
Other assets	5,410,770	2,301,326

Total Assets	$424,970,760	$356,832,413

Liabilities & Shareholders' Equity:
Liabilities
Deposits (Note 5)
Noninterest bearing	$65,486,792	$52,897,725
Interest bearing	268,996,836	218,964,804

Total deposits	334,483,628	271,862,529
Federal funds purchased and securities sold under agreements to repurchase (Note 6)	34,661,972	47,524,000
Other borrowings (Note 6)	962,676	693,328
Accrued interest payable	1,537,350	1,243,757
Income taxes payable	(10,898)	63,949
Accounts payable and other liabilities	1,762,155	1,695,631

Total liabilities	373,396,883	323,083,194
Company obligated manditorily redeemable cumulative trust preferred securities of subsidiary trust holding solely junior subordinated debentures (Trust Preferred securities) (Note 7)	15,000,000	0
Commitments and Contingent Liabilities (Note 4)
Shareholders' Equity (Note 8)
Common stock, no par value 10,000,000 shares authorized, 5,438,591 and 5,419,487 Issued and outstanding, in 2001 and 2000, respectively	19,072,498	19,178,104
Retained earnings	17,879,436	14,916,233
Unearned ESOP shares	(924,377)	(681,665)
Accumulated other comprehensive income	546,320	336,547

Total shareholders' equity	36,573,877	33,749,219

Total liabilities and shareholders' equity	$424,970,760	$356,832,413

See notes to financial statements

United Security Bancshares—Consolidated
Statements of Income and Comprehensive Income
(unaudited)

	Quarter Ended Sept 30, 2001	Quarter Ended Sept 30, 2000	Nine Months Ended Sept 30, 2001	Nine Months Ended Sept 30, 2000
Interest Income:
Loans, including fees	$6,746,649	$6,628,150	$20,456,197	$17,821,518
Investment securities—AFS—taxable	893,547	850,401	2,340,037	2,350,997
Investment securities—HTM—taxable	0	147,217	201,912	450,007
Investment securities—AFS—nontaxable	40,897	39,927	118,213	120,754
Federal funds sold and securities purchased under agreements to resell	166,550	2,720	250,705	189,471

Total interest income	7,847,643	7,668,415	23,367,064	20,932,747
Interest Expense:
Interest on deposits	2,910,047	2,487,252	8,811,393	6,903,622
Interest on other borrowings	693,841	648,679	1,586,418	1,217,369

Total interest expense	3,603,888	3,135,931	10,397,811	8,120,991

Net Interest Income Before Provision for Credit Losses	4,243,755	4,532,484	12,969,253	12,811,756
Provision for Credit Losses (Note 4)	491,826	375,000	1,268,150	1,055,000

Net Interest Income	3,751,929	4,157,484	11,701,103	11,756,756
Noninterest Income:
Customer service fees	898,772	550,860	2,208,709	1,706,764
Gain on sale of securities	482,357	0	759,261	5,649
Gain on sale of other real estate owned	0	47,398	35,681	63,117
Gain on sale of fixed assets	0	1,000	7,905	1,000
Other	67,507	56,467	198,931	178,538

Total noninterest income	1,448,636	655,725	3,210,487	1,955,068
Noninterest Expense:
Salaries and employee benefits	1,120,293	977,206	3,342,401	2,952,600
Occupancy expense	444,842	415,654	1,283,188	1,221,904
Data processing	146,263	144,378	397,422	404,720
Professional fees	275,474	79,053	433,439	230,898
Director fees	51,650	42,450	150,650	129,450
Amortization of intangibles	89,889	89,889	269,668	269,668
Correspondent bank service charges	57,030	52,067	156,073	149,629
Other	438,595	346,634	1,196,174	1,047,748

Total noninterest expense	2,624,036	2,147,331	7,229,015	6,406,617

Income Before Taxes on Income	2,576,529	2,665,878	7,682,575	7,305,207
Taxes on Income	925,188	955,210	2,817,735	2,581,362

Net Income	$1,651,341	$1,710,668	$4,864,840	$4,723,845

Other comprehensive income, net of tax:
Unrealized gain on available for sale securities—net income tax of $182,356, $113,436, $139,849 and $140,696	273,534	170,153	209,773	211,043

Comprehensive Income	$1,924,875	$1,880,821	$5,074,613	$4,934,888

Net Income per common share (Note 10)
Basic	$0.30	$0.32	$0.89	$0.88

Diluted	$0.30	$0.31	$0.87	$0.85

Shares on which net income per common share were based (Note 10)
Basic	5,450,736	5,359,308	5,450,736	5,359,308

Diluted	5,577,015	5,587,517	5,577,015	5,587,517

See notes to financial statements

United Security Bancshares
Consolidated Statements of Shareholders' Equity
Periods Ended September 30, 2001

	Common stock	Common stock
	Number of Shares	Amount	Retained Earnings	Unearned ESOP Shares	Other Comprehensive Income (Loss)	Total
Balance January 1, 2000	5,230,949	$17,986,895	$10,726,115	$0	$(397,016)	$28,315,994
Director/Employee stock options exercised	210,657	938,733				938,733
Tax benefit of stock options exercised		89,496				89,496
Net changes in unrealized gain (loss) on available for sale securities (net of income tax of $140,696)					211,043	211,043
Dividends on common stock ($0.28 per share)			(1,519,068)			(1,519,068)
Unearned ESOP shares	(23,700)				(379,748)	(379,748)
Net Income			4,723,845			4,723,845

Balance September 30, 2000 (unaudited)	5,417,906	19,015,124	13,930,892	(379,748)	(185,973)	32,380,295
Director/Employee stock options exercised	17,000	111,265				111,265
Tax benefit of stock options exercised		52,104				52,104
Net changes in unrealized gain (loss) on available for sale securities (net of income tax of $348,345)					522,520	522,520
Dividends on common stock ($0.08 per share)			(547,417)			(547,417)
Unearned ESOP shares purchased	(23,161)			(436,822)		(436,822)
Release of unearned ESOP shares	7,742	(389)		134,905		134,516
Net Income			1,532,758			1,532,758

Balance December 31, 2000	5,419,487	19,178,104	14,916,233	(681,665)	336,547	33,749,219
Director/Employee stock options exercised	84,830	608,310				608,310
Tax benefit of stock options exercised		117,582				117,582
Net changes in unrealized gain (loss) on available for sale securities (net of income tax of $139,849)					209,773	209,773
Dividends on common stock ($0.345 per share)			(1,901,637)			(1,901,637)
Repurchase and cancellation of common shares	(51,534)	(831,498)				(831,498)
Unearned ESOP shares purchased	(23,185)			(398,754)		(398,754)
Release of unearned ESOP shares	8,993			156,042		156,042
Net Income			4,864,840			4,864,840

Balance September 30, 2001 (unaudited)	5,438,591	$19,072,498	$17,879,436	$(924,377)	$546,320	$36,573,877

See notes to financial statements

United Security Bancshares
Consolidated Statements of Cash Flows
Periods Ended September 30, 2001 and 2000 (unaudited)

	2001	2000
Cash Flows From Operating Activities:
Net income	$4,864,840	$4,723,845
Adjustments to reconcile net earnings to cash provided by operating activities:
Provision for credit losses	1,268,150	1,055,000
Depreciation and amortization	894,152	873,241
Amortization (accretion) of investment securities	184,378	(16,192)
Gain on sale of securities	(759,261)	(5,649)
Increase in accrued interest receivable	(563,502)	(1,494,334)
Increase (decrease) in accrued interest payable	293,593	(264,873)
(Decrease) increase in unearned fees	(132,550)	360,136
(Decrease) increase in income taxes payable	(74,847)	210,177
Deferred income taxes	0	(517,311)
(Decrease) increase in accounts payable and accrued liabilities	(18,616)	104,584
Gain on sale of other real estate owned	(35,681)	(63,117)
Gain on sale of assets	(7,905)	0
Increase in surrender value of life insurance	(82,243)	(71,776)
Loss in limited partnership interest	136,489	148,309
Net decrease in other assets	35,118	64,575

Net cash provided by operating activities	6,002,115	5,106,615
Cash Flows From Investing Activities:
Purchases of available-for-sale securities	(74,016,280)	(21,562,332)
(Purchase) redemption of FHLB/FRB and other bank stock	(634,400)	242,300
Maturities and calls of available-for-sale securities	34,158,032	11,648,102
Maturities and calls of held-to-maturity securities	10,250,000	0
Proceeds from sales of available-for-sale securities	26,087,771	7,477,144
Investment in limited partnership	(888,252)	0
Investment in title company	(1,500,000)	0
Net increase in loans	(65,560,512)	(53,565,001)
Proceeds from sales of other real estate owned	0	427,170
Capital expenditures for premises and equipment	(439,455)	(253,516)
Proceeds from sales of premises and equipment	23,000	1,000

Net cash used in investing activities	(72,520,096)	(55,585,133)
Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	28,893,304	4,080,190
Net increase in certificates of deposit	33,727,796	25,425,423
Net decrease in federal funds purchased	(20,750,000)	(9,889,510)
Net increase in repurchase agreements	7,887,972	34,532,238
Proceeds from company obligated manditorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	14,504,688	0
Director/Employee stock options exercised	608,310	938,733
Repurchase and retirement of common stock	(831,498)	0
Proceeds from ESOP borrowings	399,143	379,748
Repayment of ESOP borrowings	(129,795)	0
Purchase of unearned ESOP shares	(398,754)	(415,355)
Payment of dividends	(1,816,497)	(1,393,863)

Net cash provided by financing activities	62,094,669	53,657,604

Net (decrease) increase in cash and cash equivalents	(4,423,312)	3,179,086
Cash and cash equivalents at beginning of period	19,175,763	11,815,235

Cash and cash equivalents at end of period	$14,752,451	$14,994,321

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

    United Security Bancshares Capital Trust I, a subsidiary of United Security Bancshares, is a Delaware statutory business trust formed for the exclusive purpose of issuing and selling Trust Preferred Securities. The Trust was formed on June 28, 2001 (See Note 7. "Trust Preferred Securities").

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

2. Securities Available for Sale

    Following is a comparison of the amortized cost and approximate fair value of securities available for sale for the periods ended September 30, 2001 and December 31, 2000:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
September 30, 2001:
U.S. Government agencies	$41,984,953	$806,158	$0	$42,791,111
U.S. Government agency collateralized mortgage obligations	522,150	1,089	(1,115)	522,124
Obligations of state and political subdivisions	3,464,567	122,989	0	3,587,556
Other debt securities	17,568,846	65,259	(83,846)	17,550,259

	$63,540,516	$995,495	$(84,961)	$64,451,050

December 31, 2000:
U.S. Government agencies	$42,522,446	$489,030	$(78,794)	$42,932,682
U.S. Government agency Collateralized mortgage obligations	1,357,252	0	(15,867)	1,341,385
Obligations of state and Political subdivisions	3,317,353	71,743	0	3,389,096
Other debt securities	2,000,000	94,800	0	2,094,800

	$49,197,051	$655,573	$(94,661)	$49,757,963

    Included in other debt securities at September 30, 2001 are a short-term government securities mutual fund totaling $12.0 million, a CRA qualified investment fund totaling $4.0 million, and a Trust Preferred securities pool totaling $5,568,846. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note. The principal strategy of the CRA qualified investment fund is to invest in debt securities that will cause the shares of the fund to qualify under the Community Reinvestment Act of 1977 ("CRA") as CRA qualified investments. Such investments may include U.S. Government agencies, taxable municipal bonds, and certificates of deposit. At December 31, 2000, other debt securities consisted solely of an investment in Trust Preferred securities.

    There were realized gains on sales of available-for-sale securities totaling $757,574 during the nine-month period ended September 30, 2001, realized gains on sale of available-for-sale securities totaling $5,649 during the year ended December 31, 2000.

    The amortized cost and fair value of securities available for sale at September 30, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2001
	Amortized Cost	Fair Value (Carrying Amount)
Due in one year or less	$12,584,956	$12,589,284
Due after one year through five years	21,534,722	21,987,615
Due after five years through ten years	18,195,089	18,467,731
Due after ten years	10,703,599	10,884,296
Collateralized mortgage obligations	522,150	522,124

	$63,540,516	$64,451,050

    Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

    At September 30, 2001 and December 31, 2000, available-for-sale securities with an amortized cost of approximately $43,830,000 and $44,228,000 (fair value of $44,676,000 and $44,630,000) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

3. Securities Held to Maturity

    The Company had no held-to-maturity securities at September 30, 2001. Following is a comparison of the amortized cost and approximate fair value of securities held to maturity at December 31, 2000:

	December 31, 2000
	Amortized Cost (Carrying Amount)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$10,248,105	$0	$(74,380)	$10,173,725

    Because of the declining interest rate environment experienced during the current year, the issuers of the Company's held-to-maturity securities exercised the call provisions associated with the two securities held in this portfolio. Both securities were redeemed during the second quarter of 2001. There were realized gains of $1,687 on the calls of held-to-maturity securities during the nine-month period ended September 30, 2001, There were no realized gains or losses on sales of held-to-maturity securities during the year ended December 31, 2000. At December 31, 2000, held-to-maturity securities with an amortized cost of approximately $10,248,000 (fair value of $10,174,000) were pledged as collateral for public funds and the Federal Reserve Discount Window.

4. Loans

    Loans include the following:

	September 30, 2001	December 31, 2000
Commercial and industrial	$80,618,279	$66,433,905
Real estate—mortgage	130,539,697	113,140,404
Real estate—construction	80,538,440	61,038,151
Agricultural	14,277,624	7,239,866
Installment/other	7,304,624	10,291,453
Lease financing	10,425,824	3,225,194

Total Loans	$323,704,488	$261,368,973

    The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, although the Company does participate in loans with other financial institutions, primarily in the state of California.

    Commercial and industrial loans represent 24.9% of total loans at September 30, 2001 and have a high degree of industry diversification. A substantial portion of the commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

    Real estate mortgage loans, representing 40.3% of total loans at September 30, 2001, are secured by trust deeds on primarily commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

    Real estate construction loans, representing 24.9% of total loans at September 30, 2001, consist of loans to residential contractors which are secured by single family residential properties. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions.

    Agricultural loans represent 4.4% of total loans at September 30, 2001 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

    Lease financing loans, representing 3.2% of total loans at September 30, 2001, consist of loans to small businesses which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

    Loans over 90 days past due and still accruing interest totaled $3,010,833 at September 30, 2001, and totaled $595,009 at December 31, 2000. Nonaccrual loans totaled $5,584,217 and $2,809,647 at September 30, 2001 and December 31, 2000, respectively.

    An analysis of changes in the allowance for credit losses is as follows:

	September 30, 2001	December 31, 2000	September 30, 2000
Balance, beginning of year	$3,772,943	$2,642,525	$2,642,525
Provision charged to operations	1,268,150	1,580,000	1,055,000
Losses charged to allowance	(697,549)	(474,153)	(318,580)
Recoveries on loans previously charged off	18,413	24,571	15,282

Balance at end-of-period	$4,361,957	$3,772,943	$3,394,227

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

    At September 30, 2001 and 2000, the Company's recorded investment in loans for which impairment has been recognized totaled $5,652,650 and $5,003,200. Included in this amount is $3,154,894 and $74,518 of impaired loans for which the related specific allowance is $544,768 and $15,648, as well as $2,497,756 and $4,928,682 of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $3,444,614 and $5,566,895 for the nine-month periods ended September 30, 2001 and 2000, respectively. At December 31, 2000, the Company's recorded investment in loans for which impairment has been recognized totaled $3,393,159. Included in this amount is $137,948 of impaired loans for which the related specific allowance is $83,982, as well as $3,255,211 of impaired loans that as a result of write-downs or the fair value of the collateral did not have a specific allowance. The average recorded investment in impaired loans was $5,437,373 for the year ended December 31, 2000. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the nine months ended September 30, 2001 the Company recognized $12,414 on such loans. For the year ended December 31, 2000 and the nine months ended September 30, 2000, the Company recognized $270,134 and $253,989 on such loans, respectively.

    In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At September 30, 2001 and December 31, 2000 these financial instruments include commitments to extend credit of $88,601,567 and $84,289,157, respectively, and standby letters of credit of $6,141,556 and $7,249,590, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the bank has in off-balance sheet financial instruments.

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

5. Deposits

    Deposits include the following:

	September 30, 2001	December 31, 2000
Noninterest bearing deposits	$65,486,792	$52,897,725
Interest bearing deposits:
NOW and money market accounts	77,332,955	62,142,837
Savings accounts	19,461,366	18,347,248
Time deposits:
Under $100,000	72,141,857	63,566,867
$100,000 and over	100,060,658	74,907,852

Total interest bearing deposits	268,996,836	218,964,804

Total deposits	$334,483,628	$271,862,529

    At September 30, 2001, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

One year or less	$143,952,617
More than one year, but less than or equal to two years	22,999,354
More than two years, but less than or equal to three years	2,779,220
More than three years, but less than or equal to four years	1,257,240
More than four years, but less than or equal to five years	1,173,299
More than five years	40,785

$172,202,515

6. Short-term Borrowings/Other Borrowings

    The Company had collateralized and uncollateralized lines of credit with aggregating $121,676,000, as well as repurchase agreement lines of credit totaling $34,217,000 at September 30, 2001. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. At September 30, 2001, advances on the repurchase lines of credit totaled $32,782,000. The Company had collateralized and uncollateralized lines of credit aggregating $107,934,000, as well as a repurchase agreement line of credit of $24,894,000 at December 31, 2000. The Company had repurchase agreements of $24,894,000 and federal funds purchased of $22,630,000 at December 31, 2000.

    The table below provides further detail of the Company's repurchase agreements for the nine months ended September 30, 2001 and the year ended December 31, 2000:

	September 30, 2001	December 31, 2000
Outstanding:
Average for the period	$32,473,500	$24,876,850
Maximum during the period	$38,250,000	$34,761,238
Interest rates:
Average for the period	5.00%	6.61%
Average at period end	4.39%	6.67%

    On June 20, 2000, the Bank's ESOP entered into an agreement with a correspondent bank to establish a $1,000,000 unsecured revolving line of credit with a variable rate of prime plus 100 basis points and maturity of June 20, 2005. The loan is guaranteed by the Bank. Advances on the line totaled $962,676 at September 30, 2001.

7. Trust Preferred Securities

    On July 16, 2001, the Company's wholly owned special-purpose trust subsidiary, United Security Bancshares Capital Trust I (the "Trust") issued $15 million in cumulative Trust Preferred Securities. The securities bear a floating rate of interest of 3.75% over the six month LIBOR rate, payable semi-annually. Concurrent with the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Company. The Subordinated Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company will pay interest on the Junior Subordinated Debentures to the Trust, which represents the sole revenues and sole source of dividend distributions to the holders of the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on July 25, 2031, but can be redeemed after July 25, 2006 at a premium, and can be redeemed after July 25, 2011 at par. The obligations of the Trust are fully and unconditionally guaranteed, on a subordinated basis, by the Company.

    The Company received $14.5 million from the Trust upon issuance of the Junior Subordinated Debentures, of which $13.7 million was contributed by the Company to the Bank to increase its capital. The remainder will be utilized by the Company for general corporate purposes. Under applicable regulatory guidelines, the Company expects that a portion of the Trust Preferred Securities will qualify as Tier I Capital, and the remainder as Tier II Capital.

    Issuance costs of $495,000 related to the Trust Preferred Securities have been deferred and will be amortized over the 30-year life of the securities.

8. Regulatory Matters

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

    Quantitative measures established by regulation to ensure capital adequacy require insured institutions to maintain a minimum leverage ratio of Tier 1 capital (the sum of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, minus intangible assets, identified losses and investments in certain subsidiaries, plus unrealized losses or minus unrealized gains on available for sale securities) to total assets. Institutions which have received the highest composite regulatory rating and which are not experiencing or anticipating significant growth are required to maintain a minimum leverage capital ratio of 3% Tier 1 capital to total assets. All other institutions are required to maintain a minimum leverage capital ratio of at least 100 to 200 basis points above the 3% minimum requirement. At September 30, 2001, the Company's leverage capital ratio was 10.54%. At September 30, 2001 and December 31, 2000, the Bank's leverage capital ratio was 10.90% and 8.81%.

    The Board of Governors has also adopted a statement of policy, supplementing its leverage capital ratio requirements, which provides definitions of qualifying total capital (consisting of Tier 1 capital and supplementary capital, including the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets) and sets forth minimum risk-based capital ratios of capital to risk-weighted assets. Insured institutions are required to maintain a ratio of qualifying total capital to risk weighted assets of 8%, at least one-half of which must be in the form of Tier 1 capital. At September 30, 2001, the Company's ratio of qualifying total capital to risk-weighted assets was 14.75% and its ratio of Tier 1 capital to total risk-weighted assets was 12.40%. At September 30, 2001 and December 31, 2000, the Bank's ratio of qualifying total capital to risk-weighted assets was 14.13% and 10.85% and its ratio of Tier 1 capital to total risk-weighted assets was 12.90% and 9.65%, respectively.

    As of September 30, 2001 and December 31, 2000, the most recent notifications from the Bank's regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total capital and Tier 1 capital (as defined) to risk-based assets (as defined), and a minimum leverage ratio of Tier 1 capital to average assets (as defined) as set forth in the proceeding discussion. There are no conditions or events since the notification that management believes have changed the institution's category.

    Management believes that, under regulatory guidelines, the $15 million in Trust Preferred Securities issued in July of 2001 will qualify as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities will qualify as Tier 2 capital.

    Dividends—Subsequent to the Reorganization on June 12, 2001, dividends paid to shareholders will be paid by the bank holding company, subject to restrictions set forth in the California General Corporation Law. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. Year-to-date as of September 30, 2001, the Company has received $3,200,000 in cash dividends from the Bank, from which the Company has declared or paid $1,268,000 in dividends to shareholders.

    Under California state banking law, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank's net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the California State Department of Financial Institutions, in an amount not exceeding the greater of: (i) the Bank's retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. As of September 30, 2001, approximately $8,466,000 was available to the Bank for cash dividend distributions without prior approval. Year-to-date, the Bank has paid dividends of $1,180,095 to shareholders and dividends of $3,200,000 to the Company.

9. Supplemental Cash Flow Disclosures

	Nine Months Ended September 30,
	2001	2000
Cash paid during the period for:
Interest	$10,104,218	$8,385,864
Income Taxes	2,775,000	2,799,000
Noncash investing activities:
Loans transferred to foreclosed property	2,734,598	0
Dividends declared not paid	631,569	544,161

10. Net Income Per Share

    The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Nine Months Ended September 30,
	2001	2000
Net income available to common shareholders	$4,864,840	$4,723,845
Weighted average shares issued	5,506,730	5,366,330
Less: unearned ESOP shares	(55,994)	(7,022)

Weighted average shares outstanding	5,450,736	5,359,308
Add: dilutive effect of stock options	126,279	228,209

Weighted average shares outstanding adjusted for potential dilution	5,577,015	5,587,517

Basic earnings per share	$0.89	$0.88

Diluted earnings per share	$0.87	$0.85

11. Other Comprehensive Income

    The following table provides a reconciliation of the amounts included in comprehensive income:

	September 30,
	2001	2000
Other comprehensive income, net of tax:
Unrealized gain on sale securities—net income tax of $442,879 and $142,956	$664,317	$214,432
Less: Reclassification adjustment for gain on sale of Available-for-sale securities included in net income—net income tax of $303,030 and $2,260	(454,544)	(3,389)

Net unrealized (loss) gain on available-for-sale securities	$209,773	$211,043

12. Common Stock Repurchase Plan

    During August 2001, the Company's Board of Directors approved a plan to repurchase, as conditions warrant, up to 280,000 shares of the Company's common stock on the open market or in privately negotiated transactions. The duration of the program is open-ended and the timing of the purchases will depend on market conditions. During September 2001, the Company repurchased 51,534 shares for a total of $831,498. The repurchased shares were subsequently retired.

13. Recent Accounting Pronouncements

    In June 2001, the Financial Standards Accounting Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 is effective for transactions initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

    In June 2001, the Financial Standards Accounting Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt the provisions of Statement No. 143 no later than the beginning of fiscal year 2003, with early adoption permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

    In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 becomes effective for fiscal years beginning after December 15, 2001, with early applications encouraged. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

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

    On June 12, 2001, the United Security Bank (the "Bank") became the wholly owned subsidiary of United Security Bancshares, Inc. (the "Company") through a tax free holding company reorganization, accounted for on a basis similar to the pooling of interest method. In the transaction, each share of Bank stock was exchanged for a share of Company stock on a one-to-one basis. No additional equity was issued as part of this transaction. In the following discussion, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, Inc. (including the Bank), except for periods prior to June 12, 2001, in which case, references to the Company are references to the Bank.

    On June 28, 2001, United Security Bancshares Capital Trust I (the "Trust") was formed as a Delaware business trust for the sole purpose of issuing Trust Preferred securities. On July 16, 2001, the Trust completed the issuance of $15 million in Trust Preferred securities, and concurrently, the Trust used the proceeds from that offering to purchase Junior Subordinated Debentures of the Company. The Company contributed $13.7 million of the $14.5 million in net proceeds received from the Trust to the Bank to increase its regulatory capital, and will use the rest for future expansion of the Company's business.

    The Company continues to seek ways to better meet its customers' needs for financial services, expand into new markets and compete in today's financial services environment. The Company's strategy is to be a better low-cost provider of services to its customer base while enlarging its market area and corresponding customer base to further its ability to provide those services. The Company currently has seven banking branches, which provide financial services in Fresno and Madera counties.

Results of Operations

    For the nine months ended September 30, 2001, the Company reported net income of $4.9 million or $0.89 per share ($0.87 diluted) as compared to $4.7 million or $0.88 per share ($0.85 diluted) for the nine months ended September 30, 2000. The Company's return on average assets was 1.69% for the nine months ended September 30, 2001 as compared to 2.02% for the same nine-month period of 2000. The Bank's return on average equity was 18.22% for the nine months ended September 30, 2001 as compared to 20.63% for the same nine-month period of 2000.

Net Interest Income

    Net interest income, the most significant component of earnings, is the difference between the interest and fees received on earning assets and the interest paid on interest-bearing liabilities. Earning assets consist primarily of loans, and to a lesser extent, investments in securities issued by federal, state and local authorities, and corporations. These earning assets are funded by a combination of interest-bearing and noninterest-bearing liabilities, primarily customer deposits and short-term borrowings. Net interest income before provision for credit losses totaled $13.0 million for the nine months ended September 30, 2001, representing an increase of $157 thousand or 1.2% when compared to the $12.8 million reported for the same nine months of the previous year. The increase in net interest income between 2000 and 2001 is primarily the result of significant growth in earning assets which more than offset the substantial decline in market rates of interest between these two nine-month periods.

    As summarized in Table 2, the increase in net interest income between the two nine-month periods presented is comprised of an increase in total interest income of approximately $2.4 million, which was only partially offset by an increase in total interest expense of approximately $2.3 million. The Bank's net interest margin, as shown in Table 1, decreased to 4.91% at September 30, 2001 from 6.02% at September 30, 2000, a decrease of 111 basis points (100 basis points = 1%) between the two periods. Market rates of interest decreased significantly between the nine-month periods ended September 30, 2000 and 2001. The prime rate averaged 7.50% for the nine months ended September 30, 2001 as compared to 9.15% for the comparative nine months of 2000.

Table 1.—Distribution of Average Assets, Liabilities and Shareholders' Equity:
Interest rates and Interest Differentials
Periods Ended September 30, 2001 and 2000

	2001			2000
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans(1)	$287,428	$20,456	9.52%	$222,467	$17,822	10.70%
Investment Securities—taxable	53,715	2,542	6.33%	54,101	2,801	6.92%
Investment Securities—nontaxable (2)	3,321	118	4.75%	3,356	121	4.82%
Federal funds sold and reverse repos	8,878	251	3.78%	4,279	189	5.90%

Total interest-earning assets	353,342	$23,367	8.84%	284,203	$20,933	9.84%

Allowance for possible loan losses	(3,948)			(3,052)
Noninterest-bearing assets:
Cash and due from banks	13,415			13,360
Premises and equipment, net	3,298			3,731
Accrued interest receivable	3,298			2,602
Other real estate owned	3,762			462
Other assets	12,620			11,489

Total average assets	$385,787			$312,795

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$24,044	$302	1.68%	$24,139	$308	1.70%
Money market accounts	43,626	1,238	3.79%	43,846	1,273	3.88%
Savings accounts	17,787	272	2.04%	19,308	312	2.16%
Time deposits	167,946	6,999	5.57%	116,783	5,011	5.73%
Other borrowings	34,879	1,343	5.15%	24,844	1,217	6.54%
Trust Preferred securities	4,231	243	7.68%	0	0	0.00%

Total interest-bearing liabilities	292,513	$10,397	4.75%	228,920	$8,121	4.74%

Noninterest-bearing liabilities:
Noninterest-bearing checking	54,680			51,085
Accrued interest payable	1,412			1,008
Other liabilities	1,489			1,195

Total Liabilities	350,094			282,208
Total shareholders' equity	35,693			30,587

Total average liabilites and Shareholders' equity	$385,787			$312,795

Interest income as a percentage of average earning assets			8.84%			9.84%
Interest expense as a percentage of average earning assets			3.93%			3.82%

Net interest margin			4.91%			6.02%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to     the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $1,122,000 and $591,000 for the nine months ended September 30, 2001 and 2000, respectively.

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

Table 2. Rate and Volume Analysis
(unaudited)
(dollars in thousands)

	Increase (Decrease) in the nine months ended September 30, 2001 compared to September 30, 2000
	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$2,634	$(2,138)	$4,772
Investment securities	(262)	(241)	(21)
Federal funds sold and securities purchased Under agreements to resell	62	(86)	148

Total interest income	2,434	(2,465)	4,899
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(41)	(33)	(8)
Savings accounts	(40)	(16)	(24)
Time deposits	1,988	(144)	2,132
Other borrowings	126	(296)	422
Trust Preferred securities	243	0	243

Total interest expense	2,276	(489)	2,765

Increase in net interest income	$158	$(1,976)	$2,134

    For the nine months ended September 30, 2001, total interest income increased approximately $2.4 million or 11.6% as compared to the nine months ended September 30, 2000. The change is attributable primarily to an increase in the overall volume of earning assets, which was only partially offset by a decrease in market rates of interest. Earning asset growth was mostly in loans and, to a smaller degree, in federal funds sold and repos, while average investment securities experienced a slight decline between the two periods.

    For the nine months ended September 30, 2001, total interest expense increased approximately $2.3 million or 28.0% as compared to the nine-month period ended September 30, 2000. This increase is primarily the result of a year-to-date average increase in time deposits of more than $51.2 million between the nine-month periods ended September 30, 2000 and 2001, which more than offset the 16 basis point decrease in the average cost of those deposits. Other borrowings, including federal funds purchased and repurchase agreements, increased by $10 million on average between the nine-month periods ended September 30, 2000 and September 30, 2001. Being short-term in nature, the cost of other borrowings declined by 139 basis points between those two nine-month periods as market rates of interest dropped significantly during 2001.

    Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management's continuous credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the nine months ending September 30, 2001 the provision to the allowance for credit losses amounted to $1.3 million as compared to $1.1 million for the nine months ended September 30, 2000. The amount provided to the allowance for credit losses during the first nine months brought the allowance to 1.35% of net outstanding loan balances at September 30, 2001, as compared to 1.45% of net outstanding loan balances at December 31, 2000, and 1.35% at September 30, 2000.

Noninterest Income

    Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company's banking customers. Noninterest income for the nine months ended September 30, 2001 increased $1.3 million when compared to the same period last year. An increase in gains from sales of available-for-sale securities accounted for $754 thousand or 60.0% of the increase in total noninterest income between the two nine-month periods presented. Increases in customer service fees accounted for another $502 thousand or 40.0% of the total increase in noninterest income between the two periods. Increases in customer service fees are attributable to growth in checking service charges, as well as overdraft and ATM fee income.

Noninterest Expense

    The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000:

Table 3. Changes in Noninterest Expense

	Amount	Percent
Salaries and employee benefits	$389,801	13.20%
Occupancy expense	61,284	5.02%
Data processing	(7,298)	-1.80%
Professional fees	202,541	87.72%
Directors fees	21,200	16.38%
Amortization of intangibles	0	0.00%
Correspondent bank service charges	6,444	4.31%
Other	148,426	14.17%

Total noninterest expense	$822,398	12.84%

    Noninterest expense, excluding provision for credit losses and income tax expense, totaled $7.2 million for the nine months ended September 30, 2001 as compared to $6.4 million for the same nine-month period of 2000, representing an increase of $822 thousand or 12.8% between the two periods. Increases in salaries and employee benefits were the result of additional staff to support the Company's strategic long-term growth objectives, as well as normal wage and benefit increases combined with increased medical insurance costs incurred during the year. Professional fees increased between the nine-month periods presented as the result of additional expenses incurred during 2001 related to the Bank's becoming listed on NASDAQ, the formation of the holding company, and the issuance of Trust Preferred securities. Increases in other noninterest expense included a number of items such as telephone, postage, insurance, and armored car expenses.

Financial Condition

    Total assets increased to $425.0 million at September 30, 2001, up from $340.3 million at the end of the same period last year, and up from the balance of $356.8 million at December 31, 2000. Total deposits of $334.5 million at September 30, 2001 increased $66.1 million or 24.6% from the balance reported at September 30, 2000, and increased $62.6 million or 23.0% from the balance of $271.9 million reported at December 31, 2000. Between December 31, 2000 and September 30, 2001, loan growth totaled $62.3 million, while securities and other short-term investments increased $4.4 million.

    Earning assets averaged approximately $353.3 million during the nine months ended September 30, 2001, as compared to $284.2 million for the same nine-month period of 2000. Average interest-bearing liabilities increased to $292.5 million for the nine months ended September 30, 2001, as compared to $228.9 million for the comparative nine-month period of 2000.

Loans

    The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $323.7 million at September 30, 2001, an increase of $62.3 million or 23.8% when compared to the balance of $261.4 million at December 31, 2000, and an increase of $72.1 million or 28.7% when compared to the balance of $251.6 million reported at September 30, 2000. Loans on average rose 29.2% between the nine-month periods ended September 30, 2000 and September 30, 2001, with loans averaging $287.4 million for the nine months ended September 30, 2001, as compared to $222.5 million for the same nine-month period of 2000.

    During the first nine months of 2001, increases were experienced in all loan categories except installment loans. The following table sets forth the amounts of loans outstanding by category at September 30, 2001 and December 31, 2000, the category percentages as of those dates, and the net change between the two periods presented.

Table 4. Loans

	September 30, 2001		December 31, 2000
	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$80,618,279	24.9%	$66,433,905	25.4%	$14,184,374	21.35%
Real estate—mortgage	130,539,697	40.3%	113,140,404	43.3%	17,399,293	15.38%
Real estate—construction	80,538,440	24.9%	61,038,151	23.4%	19,500,289	31.95%
Agricultural	14,277,624	4.4%	7,239,866	2.8%	7,037,758	97.21%
Installment/other	7,304,624	2.3%	10,291,453	3.9%	(2,986,829)	-29.02%
Lease financing	10,425,824	3.2%	3,225,194	1.2%	7,200,630	223.26%

Total Loans	$323,704,488	100.0%	$261,368,973	100.0%	$62,335,515	23.85%

    The overall average yield on the loan portfolio was 9.52% for the nine months ended September 30, 2001 as compared to 10.70% for the nine months ended September 30, 2000, and decreased between the two periods as the result of a significant decline in market rates of interest during the current year. At September 30, 2001, 65.1% of the Company's loan portfolio consisted of floating rate instruments, as compared to 65.5% of the portfolio at December 31, 2000, with the majority of those tied to the prime rate.

Deposits

    Total deposits increased during the period to a balance of $334.5 million at September 30, 2001 representing an increase of $62.6 million or 23.0% from the balance of $271.9 million reported at December 31, 2000, and an increase of $66.1 million or 24.6% from the balance reported at September 30, 2000. Between December 31, 2000 and September 30, 2001, increases were experienced in all deposit categories. Substantial increases in time deposits during the period are partly the result of an additional $12.6 million in brokered deposits acquired during the nine months of 2001, bringing total brokered time deposits to $25.1 million at September 30, 2001.

    The following table sets forth the amounts of deposits outstanding by category at September 30, 2001 and December 31, 2000, and the net change between the two periods presented.

Table 5. Deposits

	September 30, 2001	December 31, 2000	Net Change	Percentage Change
Noninterest bearing deposits	$65,486,792	$52,897,725	$12,589,067	23.80%
Interest bearing deposits:
NOW and money market accounts	77,332,955	62,142,837	15,190,118	24.44%
Savings accounts	19,461,366	18,347,248	1,114,118	6.07%
Time deposits:
Under $100,000	72,141,857	63,566,867	8,574,990	13.49%
$100,000 and over	100,060,658	74,907,852	25,152,806	33.58%

Total interest bearing deposits	268,996,836	218,964,804	50,032,032	22.85%

Total deposits	$334,483,628	$271,862,529	$62,621,099	23.03%

    The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $50.0 million or 22.85% between December 31, 2000 and September 30, 2001, while noninterest-bearing deposits increased $12.6 million or 23.80% between the same two periods presented. Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 69.2% and 71.4% of the total deposit portfolio at September 30, 2001 and December 31, 2000, respectively.

    On a year-to-date average (refer to Table 1), the Company experienced an increase of $52.9 million or 20.7% in total deposits between the nine month periods ended September 30, 2000 and September 30, 2001. Between these two periods, average interest-bearing deposits increased $49.3 million or 24.2%, while total noninterest-bearing checking increased $3.6 million or 7.0% on a year-to-date average basis. On average, the Company experienced increases in time deposits, and modest decreases in all other deposit categories between the nine-month periods ended September 30, 2000 and September 30, 2001.

Short-term Borrowings

    The Company has the ability to obtain borrowed funds consisting of federal funds purchased and securities sold under agreements to repurchase ("repurchase agreements") as alternatives to retail deposit funds. The Company has established collateralized and uncollateralized lines of credit with several correspondent banks, as well as a securities dealer, for the purpose of obtaining borrowed funds as needed. The Company may continue to borrow funds in the future as part of its asset/liability strategy, and may use these funds to acquire certain other assets as deemed appropriate by management for investment purposes and to better utilize the capital resources of the Bank. Federal funds purchased represent temporary overnight borrowings from correspondent banks and are generally unsecured. Repurchase agreements are collateralized by mortgage backed securities and securities of U.S. Government agencies, and generally have maturities of one to six months, but may have longer maturities if deemed appropriate as part of the Company's asset/liability strategy. In addition, the Company has the ability to obtain borrowings from the Federal Reserve Bank of San Francisco which would be collateralized by certain pledged loans in the Company's loan portfolio.

    The Company had collateralized and uncollateralized lines of credit aggregating $121.7 million, as well as repurchase agreement lines of credit totaling $34.2 million at September 30, 2001. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. At September 30, 2001, the Company had advances on the repurchase lines of credit totaling $32.8 million. The Bank had collateralized and uncollateralized lines of credit aggregating $107.9 million, as well as a repurchase agreement line of credit of $24.9 million at December 31, 2000. The Bank had repurchase agreements of $24.9 million and federal funds purchased of $22.6 million outstanding at December 31, 2000.

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

    The Company's methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company's loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, and 9) other business conditions. During the third quarter of 2001, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

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

    At September 30, 2001 and 2000, the Company's recorded investment in loans for which impairment has been recognized totaled $5.7 million and $5.0 million, respectively. Included in total impaired loans at September 30, 2001, is $3.2 million of impaired loans for which the related specific allowance is $545 thousand, as well as $2.5 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at September 30, 2000 included $75 thousand of impaired loans for which the related specific allowance is $16 thousand, as well as $4.9 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $3.4 million during the first nine months of 2001, and $5.6 million during the first nine months of 2000. In most cases, the Bank uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the nine months ended September 30, 2001, the Bank recognized $12 thousand on such loans. For the nine months ended September 30, 2000, the Bank recognized $254 thousand of income on such loans.

    Other factors that continue to gain management's attention are competition in the bank's market area and economic conditions, which may ultimately affect the risk assessment of the portfolio. The Company has experienced increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. After the Federal Reserve raised interest rates 75 basis points during 1999 and an additional 100 basis points by mid-2000, the domestic economy began to slow in the third quarter, and stall during the fourth quarter of 2000. As a result, the Federal Reserve dropped interest rates by a total of 150 basis points during the first quarter of 2001, 125 basis points during the second quarter, and an additional 75 basis points during the third quarter of 2001. We have gone from what was possibly considered the longest economic expansion in recent U.S. history, to potential recession in just a few short months, with increasing energy costs, declining consumer confidence, and job layoffs announced at major corporations across the country. With recent events at the World Trade Center, and war looming in the Middle East, it is difficult to determine what impact these changes will have on consumer confidence and the domestic economy or whether the Federal Reserve will continue to adjust interest rates in an effort to control the economy. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events, although the overall economy of California has generally improved over the past several years. San Francisco, the Silicon Valley, and adjacent areas continue to feel the effect of the high-tech decline as occupancy rates drop, along with rental rates of available commercial office space. Occupancy rates for commercial real estate in other parts of the state may also suffer as a result of the drag on the economy. The local economy has been impacted to some degree over the past several years by such things as decreased exports and adverse weather patterns, which has increased worries about the future economic trends in the state. Local unemployment rates, as well as foreclosures in Fresno and Madera counties have increased during the past several years and persist to the current time. Despite the Central Valley's traditionally high unemployment, it is anticipated that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state, although this growth may begin to slow as the Federal Reserve seeks to control what it perceives as a potential recession in the economy. Management recognizes increased risk of loss due to the Company's exposure from local and worldwide economic conditions, as well as soft real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

    The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the periods indicated.

Table 6. Allowance for Credit Losses—Summary of Activity
(Unaudited)
(dollars in thousands)

	September 30, 2001	September 30, 2000
Total loans outstanding at end of period before deducting allowances for credit losses	$323,043	$250,817

Average net loans outstanding during period	287,428	222,467

Balance of allowance at beginning of period	3,773	2,643
Loans charged off:
Real estate	0	0
Commercial and industrial	(671)	(297)
Installment and other	(26)	(22)

Total loans charged off	(697)	(319)
Recoveries of loans previously charged off:
Real estate	0	0
Commercial and industrial	18	8
Installment and other	0	6

Total loan recoveries	18	14

Net loans charged off	(679)	(305)
Provision charged to operating expense	1,268	1,055
Balance of allowance for credit losses at end of period	$4,362	$3,393

Net loan charge-offs to total average loans (annualized)	0.32%	0.18%
Net loan charge-offs to loans at end of period (annualized)	0.28%	0.16%
Allowance for credit losses to total loans at end of period	1.35%	1.35%
Net loan charge-offs to allowance for credit losses (annualized)	20.81%	12.01%
Net loan charge-offs to provision for credit losses (annualized)	53.55%	28.91%

    Management believes that the 1.35% credit loss allowance at September 30, 2001, is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 7. Nonperforming Assets
(dollars in thousands)

	September 30, 2001	December 31, 2000
Nonaccrual Loans(1)	$5,584	$2,810
Restructured Loans	182	0

Total nonperforming loans	5,766	2,810
Other real estate owned	5,260	2,959

Total nonperforming assets	$11,026	$5,769

Loans past due 90 days or more, still accruing	$3,011	$595

Nonperforming loans to total gross loans	1.78%	1.08%

Nonperforming assets to total gross loans	3.41%	2.21%

(1)
Included in nonaccrual loans at September 30, 2001 and December 31, 2000, are restructured loans totaling $42.7 thousand and $57.8 thousand, respectively.

    The overall level of nonperforming assets has increased between December 31, 2000 and September 30, 2001 as commercial real estate and construction delinquencies have increased. Loans past due more than 30 days are receiving increased management attention and are monitored for increased risk. The Company continues to move past due loans to nonaccrual status in its ongoing effort to recognize loan problems at an earlier point in time when they may be dealt with more effectively. As impaired loans, nonaccrual and restructured loans are reviewed for specific reserve allocations and the allowance for credit losses is adjusted accordingly.

    Except for the loans included in the above table, there were no loans at September 30, 2001 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

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

    The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk. The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans which comprise approximately 65.1% of the Company's loan portfolio at September 30, 2001. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

    The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell ("reverse repos") and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At September 30, 2001, the Bank had 75.0% of total assets in the loan portfolio and a loan to deposit ratio of 96.5%. Liquid assets at September 30, 2001 include cash and cash equivalents totaling $14.8 million as compared to $19.2 million at December 31, 2000. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $155.9 million at September 30, 2001.

    The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During 2001, total dividends paid by the Bank to the parent company totaled $3.2 million dollars. As a bank holding company newly formed under the Bank Holding Act of 1956, United Security Bancshares is to provide a source of financial strength for its subsidiary bank(s). To help provide financial strength, United Security Bancshares' trust subsidiary, United Security Bancshares Capital Trust I, recently completed a $15 million offering in Trust Preferred Securities, the proceeds of which were used to purchase Junior Subordinated Debentures of the Company. Of the $14.5 million in net proceeds received by the Company, $13.7 million was used to enhance the liquidity and capital positions of the Bank, and the remainder will provide liquidity to the holding company.

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

    The object of interest rate sensitivity management is to minimize the impact on earnings from interest rate changes in the marketplace. In recent years, deregulation, causing liabilities to become more interest rate sensitive, combined with interest rate volatility in the capital markets, has placed additional emphasis on this principal. When management decides to maintain repricing imbalances, it usually does so on the basis of a well- conceived strategy designed to ensure that the risk is not excessive and that liquidity is properly maintained. The Company's interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO) which reports to the Board of Directors on a periodic basis, pursuant to established operating policies and procedures.

    The Company's asset/liability profile is not complex. The Company does not currently engage in trading activities or use derivatives to control interest rate risk, although it has the ability to do so if deemed necessary by ALCO and approved by the Board of Directors. From the GAP report below, the Company is apparently subject to interest rate risk to the extent that its liabilities have the potential to reprice more quickly than its assets within the next year. At September 30, 2001, the Company had a cumulative 12 month GAP of $-37.9 million or -9.9% of total earning assets. Management believes the GAP analysis shown below is not entirely indicative of the Company's actual interest rate sensitivity, because certain interest-sensitive liabilities would not reprice to the same degree as interest-sensitive assets. For example, if the prime rate were to change by 50 basis points, the floating rate loans included in the $200.2 million immediately adjustable category would change by the full 50 basis points. Interest bearing checking and savings accounts which are also included in the immediately adjustable column probably would move only a portion of the 50 basis point rate change and, in fact, might not even move at all. In addition, many of the floating rate time deposits are at their floors, or have repricing rates below their current floors, which means that they might act as fixed-rate instruments in either a rising or a declining rate environment (see below for a discussion of the Bank's floating rate time deposits). The effects of market value risk have been mitigated to some degree by the makeup of the Bank's balance sheet. Loans are generally short-term or are floating-rate instruments. At September 30, 2001, $243.8 million or 76.7% of the loan portfolio matures or reprices within one year, and only 4.7% of the portfolio matures or reprices in more than 5 years. Total investment securities including call options and prepayment assumptions, have a duration of approximately 3.0 years. Nearly $294.5 million or 92.1% of interest-bearing deposit liabilities mature or can be repriced within the next 12 months, even though the rate elasticity of deposits with no defined maturities may not necessarily be the same as interest-earning assets.

    Since May of 1994, the Bank has offered a two-year floating rate certificate of deposit product to its customers which adjusts with changes in the Prime Rate, but which has an interest rate floor below which the rate paid cannot drop. The current rates below which the rates on this product cannot drop range from 2.75% to 6.50%, with approximately $14.4 million or 61.4% of those at a 6.50% floor. With the significant decrease in market rates of interest during the current year, all $23.5 million of the floating-rate CD's are at their floors making them fixed-rate instruments in a declining rate environment. In addition, with the added interest rate drop of 50 basis points on October 3, 2001, all of the CD's repricing rates are below their current floors which makes them fixed rate instruments even in a rising rate environment. In fact, $22.3 million or 94.9% of them would remain fixed rate instruments even if the prime rate were to increase 200 BP or less, and $20.3 million or 86.3% of them would remain fixed rate instruments even if the prime rate were to increase 300 BP or less. Of the $20.3 million in the two-year floating rate certificates of deposit which would behave as fixed rate instruments if rates were to increase or decrease 300 basis points, approximately $4.6 million mature in longer than one year. This $20.3 million in two-year floating rate certificates of deposit has been treated as fixed-rate instruments for the purpose of the following GAP report.

    Interest rate risk can be measured through various methods including GAP, duration and market value analysis as well as income simulation models. The Company employs each of these methods and refines these processes to make the most accurate measurements possible. The information provided by these calculations is the basis for management decisions in managing interest rate risk.

    The following table sets forth the Company's Gap, or estimated interest rate sensitivity profile based on ending balances as of September 30, 2001, representing the interval of time before earning assets and interest-bearing liabilities may respond to changes in market rates of interest. Assets and liabilities are categorized by remaining interest rate maturities rather than by principal maturities of obligations. $20.3 million in two-year, floating rate time deposits which would behave as fixed rate instruments if rates were to increase or decrease 300 basis points, and have therefore been treated as fixed rate instruments for purposes of this GAP report.

Table 8. Maturities and Interest Rate Sensitivity
(Unaudited)
(dollars in thousands)

	September 30, 2001
	Immediately	Next Day But Within Three Months	After Three Months Within 12 Months	After One Year But Within Five Years	After Five Years	Total
Interest Rate Sensitivity Gap:
Loans(1)	$200,166	$17,494	$26,180	$59,402	$14,878	$318,120
Investment securities		12,109	676	22,020	29,646	64,451
Federal funds sold and reverse repos	0					0

Total Earning Assets	$200,166	$29,603	$26,856	$81,422	$44,524	$382,571

Interest-bearing transaction accounts	77,333					77,333
Savings accounts	19,461					19,461
Time deposits(2)	4,322	62,114	80,647	25,079	41	172,203
Federal funds purchased/other borrowings	2,843	19,582	13,200			35,625
Trust Preferred securities			15,000			15,000

Total interest-bearing Liabilities	$103,959	$81,696	$108,847	$25,079	$41	$319,622

Interest rate sensitivity gap	$96,207	$(52,093)	$(81,991)	$56,343	$44,483	$62,949
Cumulative gap	$96,207	$44,114	$(37,877)	$18,466	$62,949
Cumulative gap percentage to total earning assets	25.1%	11.5%	-9.9%	4.8%	16.5%

(1)
Loan balance does not include nonaccrual loans of $5.584 million.

(2)
See above for discussion of the impact of floating rate CD's.

    The Company utilizes a vendor-purchased simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both a 100 and 200 basis point rise and a 100 and 200 basis point fall in interest rates ramped over a twelve month period, with net interest impacts projected out as far as twenty four months. The model is based on the actual maturity and repricing characteristics of the Company's interest-sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment of certain assets and liabilities. Projected net interest income is calculated assuming customers will reinvest maturing deposit accounts and the Company will originate a certain amount of new loans. The balance sheet growth assumptions utilized correspond closely to the Company's strategic growth plans and annual budget. Excess cash is invested in overnight funds or other short-term investments such as U.S. Treasuries. Cash shortfalls are covered through additional borrowing of overnight or short-term funds. The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at September 30, 2001, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

    The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at September 30, 2001 and December 31, 2000 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	September 30, 2001			December 31, 2000
Change in MV Rates	Estimated MV of Equity	Change in MV of Equity $	Change in MV of Equity %	Estimated MV of Equity	Change in MV of Equity $	Change in MV of Equity %
+ 200 BP	$38,713	$(2,506)	-6.08%	$42,193	$(1,587)	-3.62%
+ 100 BP	40,366	(853)	-2.07%	43,129	(650)	-1.49%
0 BP	41,219	0	0.00%	43,780	0	0.00%
-100 BP	41,415	195	0.47%	43,397	(382)	-0.87%
-200 BP	40,956	(264)	-0.64%	42,969	(811)	-1.85%

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

    During July 2001, the Company completed an offering of Trust Preferred Securities in an aggregate amount of $15.0 million to enhance its regulatory base, while providing additional liquidity. Subsequent to the completion of the offering, the Company contributed $13.7 million of that offering to the Bank to enhance its capital position. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier I capital up to a maximum of 25% of Tier I capital. Any additional portion will qualify as Tier 2 capital. As shareholders' equity increases the amount of Tier I capital that can be comprised of Trust Preferred Securities will increase. Of the $13.7 million in capital contributed to the Bank, all will qualify as Tier I capital for the Bank's capital computations.

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

    The Board of Governors has also adopted a statement of policy, supplementing its leverage capital ratio requirements, which provides definitions of qualifying total capital (consisting of Tier 1 capital and Tier 2 supplementary capital, including the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets) and sets forth minimum risk-based capital ratios of capital to risk-weighted assets. Insured institutions are required to maintain a ratio of qualifying total capital to risk weighted assets of 8%, at least one-half (4%) of which must be in the form of Tier 1 capital.

    The following table sets forth the Company's and the Bank's actual capital positions at September 30, 2001 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company Actual Capital Ratios	Bank Actual Capital Ratios	Minimum Capital Ratios
Total risk-based capital ratio	14.75%	14.13%	8.00%
Tier 1 capital to risk-weighted assets	12.40%	12.90%	4.00%
Leverage ratio	10.54%	10.90%	3.00%

    As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at September 30, 2001. Management believes that, under the current regulations, the both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

    Dividends paid to shareholders by the Company are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. Since its formation in June 2001, the Company has received $3.2 million in cash dividends from the Bank, from which the Company declared or paid $1.3 million in dividends to shareholders.

    The Bank as a state-chartered bank is subject to dividend restrictions set forth in California state banking law, and administered by the California Commissioner of Financial Institutions ("Commissioner"). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank's net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank's net income for its last fiscal year or the amount of its net income for the current fiscal year. This is not the case with the Bank. Year-to-date dividends of $1.2 million paid through September 30, 2001, were well within the maximum allowed under those regulatory guidelines, without approval of the Commissioner.

Reserve Balances

    The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At September 30, 2001 the Bank's qualifying balance with the Federal Reserve was approximately $4.6 million, consisting of vault cash and balances.

PART II. OTHER INFORMATION

Item 1. Not applicable

Item 2. Not applicable

Item 3. Not applicable

Item 4. Not applicable

Item 5. Not applicable

Item 6. Exhibits and Reports on Form 8-K:

      (a) Exhibits: None

      (b) Reports on Form 8-K: None

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Security Bancshares
Date: November 9, 2001	/S/ Dennis R. Woods Dennis R. Woods Chairman of the Board and President
/S/ Kenneth L. Donahue Kenneth L. Donahue Senior Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  PART II. OTHER INFORMATION
Signatures