Form 10-K
period 2001-12-31
UNITED SECURITY BANCSHARES
filed 2002-03-27
CIK 1137547

 Click here for Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _________ TO ________.

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1525 East Shaw Ave., Fresno, California	93710
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code (559) 248-4943

Securities registered pursuant to Section 12(g) of the Act (Title of Class): Common Stock, no par value

Shares outstanding as of February 29, 2002: 5,386,382

Aggregate market value of the Common Stock held by non-affiliates at February 29, 2002: $60,753,801

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [  ]

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the 2002 Meeting of Shareholders (to be filed with the commission under regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III).	Part III, Items 10, 11, 12 and 13

UNITED SECURITY BANCSHARES AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10K FOR THE YEAR ENDED
DECEMBER 31, 2001

TABLE OF CONTENTS

PART 1

Item 1 - Business

Certain matters discussed or incorporated by reference in this Annual Report of Form 10-K including, but not limited to, those described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) competitive pressure in the banking industry increases significantly; (2) changes in the interest rate environment reduces margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

General

United Security Bancshares (the “Company”) is a California corporation incorporated during March of 2001and is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended. United Security Bank (the “Bank”) is a wholly-owned bank subsidiary of the Company and was formed in 1987. United Security Bancshares Capital Trust I (the “Trust”) is also a wholly-owned subsidiary of the Company and was formed during June of 2001 as a Delaware business trust for the sole purpose of issuing Trust Preferred securities. At present, the Company does not engage in any material business activities other than ownership of the Bank. References to the Company are references to United Security Bancshares, Inc. (including the Bank), except for periods prior to June 12, 2001, in which case, references to the Company are references to the Bank.

United Security Bank

On June 12, 2001, the Bank became the wholly owned subsidiary of United Security Bancshares, through a tax free holding company reorganization, accounted for on a basis similar to the pooling of interest method. In the transaction, each share of Bank stock was exchanged for a share of Company stock on a one-to-one basis.

The Bank is a California state-chartered bank headquartered in Fresno, California. It is also a member of the Federal Reserve System (“Fed member”). The Bank originally commenced business on December 21, 1987 as a national bank and, during the fourth quarter of 1998, filed an application with the California State Banking Department and other regulatory authorities to become a state-chartered bank. The shareholders approved the conversion in January of 1999, and the Bank was granted approval to operate as a state-chartered bank on February 3, 1999. The Bank’s operations are currently subject to federal and state laws applicable to state-chartered, Fed member banks and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is also subject to certain provisions of the Federal Deposit Insurance Act and regulatory reporting requirements of the FDIC. As a state-chartered bank and a member of the Federal Reserve System, the Bank is subject to supervision and regular examinations by the Board of Governors of the Federal Reserve System (the “FRB”) and the California Department of Financial Institutions (the “DFI”). In addition, the Bank is required to file reports with the FRB and provide such additional information as the FRB may require.

Effective August 25, 1995, the Bank consummated a merger with Golden Oak Bank, a two branch California state chartered bank located in Oakhurst, California, with assets of approximately $45 million at the date of merger. The merger was accounted for as a pooling of interests.

During February of 1997, the Bank completed the purchase of the deposits and certain assets of two branches of Wells Fargo Bank located in Caruthers and San Joaquin, both located in Fresno County. This brought the total branches operated at that time by the Bank to six and the total assets to approximately $190 million. The Bank paid a premium of approximately $1.2 million to purchase deposit accounts totaling approximately $33.4 million. The Bank also purchased cash balances as well as certain fixed assets of the branch operations.

During October of 1997, the Bank completed the purchase from Bank of America of two of its branches located in Firebaugh and Coalinga, both located in Fresno County. The acquisition brought the total branches operated by the Bank to eight at that time and the total assets to approximately $238 million. The premium paid by the Bank totaled approximately $3.0 million which purchased deposits of approximately $44.4 million. The transaction included the receipt of cash balances of approximately $1.0 million and the purchase of premises and equipment totaling approximately $0.6 million.

At December 31, 2001, the Company operated seven (7) bank branches and one (1) construction lending office; seven (7) in Fresno County and one (1) in Madera County. The Bank operates two branches (including its main office) and one construction lending office in Fresno and one branch each, in Oakhurst, Caruthers, San Joaquin, Firebaugh, and Coalinga. In addition, the Company and Bank have administrative headquarters at 1525 East Shaw Avenue, Fresno, California, 93710.

At December 31, 2001, the consolidated Company had approximately $450.9 million in total assets, $331.2 million in net loans, $368.7 in deposits, and $36.1 million in shareholders' equity.

The following discussion of the Company's services should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Bank Services

As a state-chartered commercial bank, United Security Bank offers a full range of commercial banking services primarily to the business and professional community and individuals located in Fresno and Madera Counties.

The Bank offers a wide range of deposit instruments including personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal ("NOW") accounts, money market accounts and time certificates of deposit. Most of the Bank's deposits are attracted from individuals and from small and medium-sized business-related sources.

The Bank also engages in a full complement of lending activities, including real estate mortgage, commercial and industrial, real estate construction, as well as agricultural and consumer loans, with particular emphasis on short and medium-term obligations. The Bank's loan portfolio is not concentrated in any one industry, although approximately 69% of the Bank's loans are secured by real estate. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2001, the Bank had loans (net of unearned fees) outstanding of $335.6 million, which represented approximately 91% of the Bank's total deposits and approximately 74% of its total assets.

Real estate mortgage loans are secured by deeds of trust primarily on commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower. Commercial and industrial loans have a high degree of industry diversification. A substantial portion of the commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral. The remainder are unsecured; however extensions of credit are predicated on the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower. Real estate construction loans consist of loans to residential contractors which are secured by single family residential properties. All real estate loans have established equity requirements. Repayment of real estate construction loans is generally from long-term mortgages with other lending institutions. Agricultural loans are generally secured by land, equipment, inventory and receivables. Repayment of this loan category is from the cash flow of the borrower.

In the normal course of business, the Bank makes various loan commitments and incurs certain contingent liabilities. At December 31, 2001 and 2000, loan commitments of the Bank aggregated $108.1 million and $84.3 million, respectively. Of the $108.1 million in loan commitments outstanding at December 31, 2001, $51.4 million or 48% were on loans with maturities of one year or less. Due to the nature of the business of the Bank's customers, there are no seasonal patterns or absolute predictability to the utilization of unused loan commitments; therefore the Bank is unable to forecast the extent to which these commitments will be exercised within the current year. The Bank does not believe that any such utilization will constitute a material liquidity demand.

In addition to the loan and deposit services discussed above, the Bank also offers a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include cashier's checks, traveler's checks, money orders, and foreign drafts. The Bank does not operate a trust department; however, it makes arrangements with its correspondent bank to offer trust services to its customers on request. Most of the Bank's business originates within Fresno and Madera Counties. Neither USB's business or liquidity is seasonal, and there has been no material effect upon the Bank's capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

Competition

The banking business in California generally, and in the market area served by the Company specifically, is highly competitive with respect to both loans and deposits. The Company competes for loans and deposits with other commercial banks, savings and loan associations, finance companies, money market funds, credit unions and other financial institutions, including a number that are substantially larger than the Company. As of December 31, 2001, there were more than 90 banking offices, including more than 40 offices of three major chain banks, operating within the Company's primary market areas in the San Joaquin Valley and Eastern Madera County. Deregulation of the banking industry, increased competition from non-bank entities for the cash balances of individuals and businesses, and continuing developments in the computer and communications industries have had, and most likely will continue to have, a significant impact on the Company's competitive position. With the enactment of interstate banking legislation in California, bank holding companies headquartered outside of California may enter the California market and provide further competition for the Company. Additionally, with the Gramm-Leach-Bliley Act of 1999, traditional competitive barriers between insurance companies, securities underwriters, and commercial banks have been eased, allowing a greater number of financial intermediaries to offer a wider assortment of financial services. Many of the major commercial banks operating in the Company's market areas offer certain services such as trust and international banking services, which the Company does not offer directly. In addition, banks with larger capitalization have larger lending limits and are thereby able to serve larger customers.

Supervision and Regulation

The Company

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is registered as such with the FRB. A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries and is also subject to examination by the FRB.

In 1999 the Gramm-Leach-Bliley Act (the “GLBA”) was enacted. The GLBA became effective in March of 2000 and is a financial services modernization law that, among other things, facilitates broad new affiliations among securities firms, insurance companies and bank holding companies by repealing the 66-year old provisions of the Glass-Steagall Act. The GLBA allows the formation of financial holding companies (“FHC’s”), which are bank holding companies with substantially expanded powers. A bank holding company must acquire the approval of the FRB to become a FHC. Under these expanded powers, affiliations may occur between bank holding companies, securities firms and insurance companies, subject to a blend of umbrella supervision and regulation of the newly formed consolidated entity by the Federal Reserve, oversight of the FHC’s bank and thrift subsidiaries by their primary federal and state banking regulators and financial regulation of the FHC’s nonbank subsidiaries by their respective specialized regulators.

The BHC Act requires, among other things, prior approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if after such acquisition it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank. The BHC Act also provides that the FRB shall not approve any acquisition that would result in or further the creation of a monopoly, or the effect of which may be substantially to lessen competition, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the probable effect in meeting the convenience and needs of the community served.

Furthermore, under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own shares of a company engaged in activities which the FRB has determined to be so closely related to banking or managing or controlling banks as to be proper incident thereto.

The BHC Act requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the FRB’s policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to subsidiary banks during periods of financial stress and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting a subsidiary bank. Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as payment of cash dividends, would constitute unsafe and unsound banking practices because they violate the FRB’s “source of strength” doctrine.

A bank holding company and its subsidiaries are prohibited from certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services by it, its holding company or other subsidiaries, or on a promise by its customer not to obtain services from a competitor. In addition, federal law imposes certain restrictions between the Company and its subsidiaries, including the Bank. As an affiliate of the Bank, the Company is subject, with certain exceptions, to provisions of federal law imposing limitations on, and requiring collateral for, extensions of credit by the Bank to its affiliates.

The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, which include but are not limited to the filing of annual, quarterly and other current reports with the SEC.

The Bank

The Bank as a state-chartered bank, is subject to regulation, supervision and regular examination by the California Department of Financial Institutions. In addition, The Bank is also a member of the Federal Reserve System and, as such, is subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder and, is subject to regulation, supervision and regular examination by the Board of Governors. The Bank is subject to California law, insofar as they are not preempted by federal banking law. Deposits of the Bank are insured by the FDIC in an amount up to $100,000 per customer, and, as such, the Bank is subject to the regulations of the FDIC and the Federal Deposit Insurance Act. As a consequence of the extensive regulation of commercial banking activities in California and the United States, the Bank’s business is particularly susceptible to changes in California and federal legislation and regulation, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

Various other requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes and regulations relate to many aspects of the Bank’s operations, including capital requirements and disclosure requirements to depositors and borrowers, requirements to maintain reserves against deposits, limitations on interest rates payable on deposits, loans, investments, and restrictions on borrowings and on payment of dividends. The DFI regulates the number and location of branch offices of a state-chartered bank, and may permit a bank to maintain branches only to the extent allowable under state law for state banks. California law presently permits a bank to locate a branch in any locality in the state. Additionally, California law exempts banks from California usury laws.

Effect of Governmental Policies and Recent Legislation

Banking has traditionally been a business that depends on rate differentials. In general, the difference between the interest rate paid by the Company on its deposits and other borrowings and the interest rate received on loans extended to its customers and securities held in the Company's portfolio comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors which are beyond the control of the Company. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including, but not limited to, inflation, recession and unemployment.

The monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the FRB, influence the earnings and growth of the Company. The FRB implements national monetary policies (with objectives such as to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowing by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect the interest rates charged on loans and paid on deposits. The nature and impact of any future change in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. The likelihood of any major change and the impact such change may have on the Company is impossible to predict. Certain of the potentially significant changes which have been enacted recently and other which are currently under consideration by Congress or various regulatory agencies or professional agencies are discussed below.

Recent Legislation and Other Changes

The terrorist attacks in September 2001 impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”).

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”). IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLAFATA also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

Treasury regulations implementing the due diligence requirements must be issued no later than April 24, 2002. Whether or not regulations are adopted, IMLAFATA becomes effective July 23, 2002. Additional regulations are to be adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of “concentration accounts,” and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program.

The Board of Governors of the Federal Reserve System and the Secretary of the Treasury in January 2001 jointly adopted a final rule governing merchant banking investments made by financial holding companies. The rule implements provisions of the Gramm-Leach-Bliley Act discussed below that permit financial holding companies to make investments as part of a bona fide securities underwriting or merchant or investment banking activity. The rule provides that a financial holding company may not, without Federal Reserve Board approval, directly or indirectly acquire any additional shares, assets or ownership interests or make any additional capital contribution to any company the shares, assets or ownership interests of which are held by the financial holding company subject to the rule if the aggregate carrying value of all merchant banking investments held by the financial holding company exceeds: (i) 30 percent of the Tier 1 capital of the financial holding company or (ii) after excluding interests in private equity funds, 20 percent of the Tier 1 capital of the financial holding company. A separate final rule will establish the capital charge of merchant banking investments for the financial holding company.

The American Homeownership and Economic Opportunity Act of 2000 was enacted in late 2000 and provides for certain regulatory and financial relief to depository institutions. With respect to savings and loan associations, the Home Owners’ Loan Act was amended to (i) repeal the savings association liquidity requirements, and (ii) permit a savings and loan holding company with prior approval to acquire more than 5% of the voting shares of a nonsubsidiary savings association or nonsubsidiary savings and loan holding company. With respect to national banks, the Banking Act of 1933 was amended to allow a national bank to (i) specifically reorganize into a bank holding company structure or merge with subsidiaries and nonbank affiliates, (ii) have more than 25 directors as may be allowed by the Comptroller, (iii) have director terms of up to three years, (iv) have a classified board, and (iv) allow the repurchase of stock to prevent loss upon a previously contracted debt without having to dispose of it within a period of six months. In addition, federal banking law was amended to authorize the Comptroller to waive the citizenship requirement for a minority of the directors on national bank board and to repeal the 20% surplus requirement for national banks. As to depository institutions, in general, the federal banking agencies are to develop a system for the electronic filing and dissemination of depository institution call reports.

The Gramm-Leach-Bliley Act (“GLBA”) was enacted in late 1999. GLBA among other things repeals the Glass-Steagall Act. The Glass-Steagall Act enacted in the Depression era prohibits banks from affiliating with securities firms. In addition, GLBA will allow for a new type of bank holding company under the Bank Holding Company Act. The new bank holding company will be allowed to engage in insurance and securities underwriting, merchant banking and insurance company portfolio investment activities. Currently, bank holding companies are strictly limited in the amount of insurance and securities underwriting activities in which they may engage.

GLBA will also allow bank holding company companies to engage in any activity considered “financial” in nature or incidental to such financial activities. Under the existing Bank Holding Company Act, incidental activities are limited to those that are “banking” in nature or incidental to such banking activities.

Financial activities include as well as lending, providing insurance as an agent, broker or as principal, issuing annuities, underwriting, and dealing in or making a market in securities. All insurance activities that are to be conducted must be conducted in compliance with applicable state laws. In connection with insurance sales the United States Supreme Court case of Barnett Bank of Marion County N.A. v. Nelson, 116 S. Ct. 1103 (1996) is followed by GLBA, and GLBA further provides that “no state may, by statute, regulation, order, interpretation, or other action, prevent or significantly interfere with the ability of an insured depository institution, or a subsidiary or affiliate thereof, to engage, directly or indirectly, either by itself or in conjunction with a subsidiary, affiliate, or any other party, in any insurance sales, solicitation, or cross-marketing activity.”

The Community Reinvestment Act provisions in GLBA require that any new bank holding company that is formed meet the conditions that all of the company’s insured depository institutions are well capitalized and well managed or received at least a satisfactory rating in the most recent Community Reinvestment Act examination.

Other key aspects of GLBA include the following:

  streamlining bank holding company supervision by defining the roles of the Federal Reserve and other federal and state regulators;

  prohibiting FDIC assistance to affiliates and subsidiaries of banks and thrifts;

  allowing a national bank that is well capitalized and well managed to establish new operating subsidiaries that may engage in financial activities other than insurance underwriting, merchant banking, insurance company portfolio investments, real estate development and real estate investment, so long as the aggregate assets of all financial subsidiaries do not exceed 45% of the parent’s assets or $50 billion, whichever is less;

  permitting national banks to underwrite municipal bonds;

  providing that securities activities conducted by a bank subsidiary will be subject to regulation by the Securities and Exchange Commission;

  providing that insurance activities conducted by a bank subsidiary will be subject to regulation by the applicable state insurance authority;

  replacing broker-dealer exemptions allowed to banks with limited exemptions;

  providing that de novo unitary thrift holding company applications received by the Office of Thrift Supervision after May 4, 1999 shall not be approved;

  providing that existing unitary thrift holding companies may only be sold to financial companies;

  adopting new privacy provisions which allow customers to “opt out” of sharing nonpublic personal information with nonaffiliated third parties subject to certain exceptions;

  requiring that ATM's which impose a fee on noncustomers to disclose on the ATM screen the amount of the fee prior to a transaction becoming irrevocable on the ATM;

  providing regulatory relief to smaller banks with less than $250 million in total assets with respect to the frequency of CRA examinations. The time between examinations may be as long as five years for small banks and savings and loans; and

  requiring plain language for federal banking agency regulations.

On October 1, 1998, the FDIC adopted two new rules governing minimum capital levels that FDIC-supervised banks must maintain against the risks to which they are exposed. The first rule makes risk-based capital standards consistent for two types of credit enhancements (i.e., recourse arrangements and direct credit substitutes) and requires different amounts of capital for different risk positions in asset securitization transactions. The second rule permits limited amounts of unrealized gains on equity securities to be recognized for risk-based capital purposes.

In August 1997, Governor Wilson of California signed Assembly Bill 1432 ("AB1432") which provides for certain changes in the banking laws of California. Effective January 1, 1998 AB1432 eliminates the provisions regarding impairment of contributed capital and the assessment of shares when there is impairment of capital. AB1432 now allows the Commissioner of the California Department of Financial Institutions (the "Commissioner") to close a bank, if the Commissioner finds the bank's tangible shareholders' equity is less than the greater of 3% of the bank's total assets or $1 million. AB1432 also moved administration of the Local Agency Program from the California Department of Financial Institutions to the California State Treasurer's Office.

The Economic Growth and Regulatory Paperwork Reduction Act (the "1996 Act") as part of the Omnibus Appropriations Bill was enacted on September 30, 1996 and includes many banking related provisions. The most important banking provision is the recapitalization of the Savings Association Insurance Fund ("SAIF"). The 1996 Act provides for a one-time assessment of approximately 65 basis points over $100 of deposits of SAIF insured deposits including Oaker deposits payable on November 30, 1996. For the years 1997 through 1999 the banking industry will assist in the payment of interest on FICO bonds that were issued to help pay for the cleanup of the savings and loan industry. Banks will pay approximately 1.3 cents per $100 of deposits for this special assessment, and after the year 2000, banks will pay approximately 2.4 cents per $100 of deposits until the FICO bonds mature in 2017. There is a three-year moratorium on conversions of SAIF deposits to Bank Insurance Fund ("BIF") deposits. The 1996 Act also has certain regulatory relief provisions for the banking industry. Lender liability under the Superfund is eliminated for lenders who foreclose on property that is contaminated, provided that the lenders were not involved with the management of the entity that contributed to the contamination. There is a five-year sunset provision for the elimination of civil liability under the Truth in Savings Act. The FRB and the Department of Housing and Urban Development are to develop a single format for the Real Estate Settlement Procedures Act and Truth in Lending Act ("TILA") disclosures. TILA disclosures for adjustable mortgage loans are to be simplified. Significant revisions are made to the Fair Credit Reporting Act ("FCRA") including requiring that entities which provide information to credit bureaus conduct an investigation if a consumer claims the information to be in error. Regulatory agencies may not examine for FCRA compliance unless there is a consumer complaint investigation that reveals a violation or where the agency otherwise finds a violation. In the area of the Equal Credit Opportunity Act, the banks that self-test for compliance with fair lending laws will be protected from the results of the test provided that the appropriate corrective action is taken when violations are found.

Community Reinvestment Act ("CRA") regulations effective as of July 1, 1995 evaluate bank's lending to low and moderate income individuals and businesses across a four-point scale from "outstanding" to "substantial noncompliance" and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement actions.

The Company had its most recent CRA examination in June of 2000, and received a rating of "outstanding" CRA compliance.

It is impossible to predict what effect the enactment of the above-mentioned legislation will have on the Company and on the financial institutions industry in general. It is likely that other bills affecting the business of banks may be introduced in the future by the United States Congress or California legislature.

Employees

At December 31, 2001, the Company employed 83 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

Item 2 - Properties

The Company's Main bank branch is located at 2151 West Shaw Avenue, Fresno, California. The Company owns the building and leases the land under a sublease dated December 1, 1986 between Central Bank and USB. The current sublessor under the master ground lease is Bank of the West, which acquired the position through the purchase of Central Bank. The lessor under the ground lease (Master Lease) is Thomas F. Hinds. The lease expires on December 31, 2015 and the Company has options to extend the term for four (4) ten-year periods and one seven (7) year period.

The Company occupies the banking premises of approximately 3,600 square feet for its East Shaw branch under a lease extension expiring August 31, 2002 with additional extensions to August 31, 2011.

The Company owns the Oakhurst bank branch located at the Old Mill Village Shopping Center, 40074 Highway 49, Oakhurst, California, which was completed during April of 1999. The Company had originally maintained two branches in the Oakhurst area, and at this time consolidated its two Oakhurst branches into the new facility. The current facility, which consists of approximately 5,000 square feet, will be leased for a term of 15 years with two five-year options to extend the lease term.

The Company leases the Caruthers bank branch located at 13356 South Henderson, Caruthers, California which consists of approximately 5,000 square feet of floor space. The branch was acquired from Wells Fargo Bank in February 1997 under a lease which expires 1/19/2006 with extensions to 1/19/2021.

The Company previously leased the San Joaquin bank branch, which was also acquired from Wells Fargo Bank during February of 1997. During 1999, the Company completed the construction of new facilities at 21574 Manning Avenue, San Joaquin, California and the branch operations were moved to that locality during November 1999. The new bank branch is approximately 2,500 square feet and is owned by the Company.

The Company owns the Firebaugh bank branch located at 1067 O Street, Firebaugh, California which was purchased from Bank of America during October 1997 for a total consideration of $211,500. The premises are comprised of approximately 4,666 of interior floor space situated on land totaling approximately one-third of an acre.

The Company owns the Coalinga bank branch located at 145 East Durian, Coalinga, California which also purchased from Bank of America during October 1997. The total price paid for the premises was $268,000 which purchased 6,184 square feet of interior floor space situated on approximately 0.45 acres.

The Company owns its administrative headquarters located at 1525 East Shaw Avenue, Fresno, California. The building consists of approximately 10,000 square feet of interior floor space and was purchased from Security Mutual Life Insurance Company during December of 1997.

Item 3 - Legal Proceedings

From time to time, the Company is party to claims and legal proceedings arising in the ordinary course of business. At this time, the management of the Company is not aware of any material pending litigation proceedings to which it is a party or has recently been party to, which will have a material adverse effect on the financial condition or results of operations of the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 2001.

PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters

Trading History

The Company became a NASDAQ listed company on May 31, 2001. It is anticipated that the NASDAQ listing will provide greater exposure for the Company. The Company's common stock was previously quoted on the OTCBB (over-the-counter bulletin board), a quotation service for securities not listed or traded on NASDAQ or a national securities exchange. Volumes traded are shown below.

The Company currently has three market makers for its common stock. These include First Security Van Kasper, Sutro & Company, and Hill Thompson, Magid & Company. The Company is aware of two other securities dealers: Smith Barney and Dean Witter Reynolds Inc., which periodically act as brokers in the Company's stock.

The following table sets forth the high and low bid quotations by quarter for the Company's common stock, as reported by Sutro & Company for the years ended December 31, 2001 and 2000. These quotations reflect the price that would have been received by the seller, without retail mark-up, mark-down or commissions and may have represented actual transactions.

                                    Bid Prices
                         --------------------------------------------------
        Quarter                High             Low           Volume
    -----------------------------------------------------------------------
    4th Quarter 2001          $17.25          $16.00          170,000
    3rd Quarter 2001          $17.50          $16.00          203,900
    2nd Quarter 2001          $17.75          $16.25          102,000
    1st Quarter 2001          $17.75          $15.75          113,200

    4th Quarter 2000          $17.38          $16.31          107,700
    3rd Quarter 2000          $17.25          $16.50          225,200
    2nd Quarter 2000          $18.00          $15.00          136,000
    1st Quarter 2000          $20.50          $17.50          103,700

At February 28, 2002, there were approximately 627 record holders of common stock of the Company.

Dividends

The Company's shareholders are entitled to cash dividends when and as declared by the Company’s Board of Directors out of funds legally available therefor. Dividends paid to shareholders by the Company are subject to restrictions set forth in California General Corporation Law, which provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution. As a bank holding company without significant assets other than its equity position in the Bank, the Company’s ability to pay dividends to its shareholders depends primarily upon dividends it receives from the Bank. Such dividends paid by the Bank to the Company are subject to certain limitations. See “Management’s Discussion and Analysis of Financial and Results of Operations – Regulatory Matters”.

The Company paid cash dividends to shareholders of $ 0.10 per share on January 24, 2001, and paid $0.115 per share on April 25, 2001, July 25, 2001 and October 24, 2001. During the previous year, the Company paid cash dividends of $ 0.08 per share on January 28, 2000 and April 26, 2000, and $0.10 per share on July 26, 2000.

The amount and payment of dividends by the Company to shareholders are set by the Company's Board of Directors with numerous factors involved including the Company's earnings, financial condition and the need for capital for expanded growth and general economic conditions. No assurance can be given that cash or stock dividends will be paid in the future.

Item 6 - Selected Financial Data

The following table sets forth certain selected financial data for the Bank for each of the years in the five-year period ended December 31, 2001 and should be read in conjunction with the more detailed information and financial statements contained elsewhere herein (in thousands except per share data and ratios).

                                                                      December 31,
 ----------------------------------------------------------------------------------------------------------
 (in thousands except per share data)            2001        2000         1999        1998        1997
 ----------------------------------------------------------------------------------------------------------
 Summary of Earnings:
    Interest income and loan fees              $30,063      $28,941     $21,920     $21,519      $17,267
    Interest expense                            13,411       11,544       7,925       8,605        6,331
                                            ---------------------------------------------------------------
       Net interest income                      16,652       17,397      13,995      12,914       10,936
    Provision for credit losses                  1,733        1,580       1,025       1,200        1,200
                                            ---------------------------------------------------------------
       Net interest income after
          provision for credit losses           14,919       15,817      12,970      11,714        9,736
    Noninterest income                           4,277        2,538       2,781       2,797        2,354
    Noninterest expense                          9,818        8,648       7,898       7,591        5,806
                                            ---------------------------------------------------------------
       Income before taxes on income             9,378        9,707       7,853       6,920        6,284
    Taxes on income                              3,185        3,450       2,930       2,704        2,543
                                            ---------------------------------------------------------------
    Net Income                                  $6,193       $6,257      $4,923      $4,216       $3,741
                                            ===============================================================
 Per Share Data:
    Net Income - Basic                           $1.14        $1.16       $0.95       $0.82        $0.74
    Net Income - Diluted                         $1.11        $1.12       $0.89       $0.77        $0.70
   Average shares outstanding - Basic          5,443,734   5,374,734   5,202,324    5,154,748   5,065,100
   Average shares outstanding - Diluted        5,563,855   5,587,292   5,514,544    5,490,891   5,335,675
   Cash dividends paid                           $0.445      $0.36        $0.28       $0.24       $0.213
 Financial Position:
    Total assets                                $450,928     $356,832    $281,531    $279,950     $243,596
    Total net loans and leases                   331,163      256,802     195,233     152,052      140,144
    Total deposits                               368,651      271,862     238,863     252,474      220,016
    Total shareholders' equity                    36,059       33,749      28,316      24,989       21,651
    Book value per share                          $6.68        $6.23       $5.41       $4.83        $4.23
 Selected Financial Ratios:
    Return on average assets                       1.55%        1.95%       1.77%       1.58%        1.93%
    Return on average shareholders' equity        17.25%       20.05%      18.31%      17.85%       18.60%
    Average shareholders' equity
     to average assets                             9.00%        9.71%       9.69%       8.86%       10.38%
    Net charge-offs to average loans               0.35%        0.19%       0.17%       0.96%        0.52%
    Allowance for credit losses as a percentage
       of period-end loans                         1.33%        1.45%       1.34%       1.24%        1.51%
    Dividend payout ratio                         40.09%       32.14%      31.50%      31.30%       30.48%

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

On June 12, 2001, the United Security Bank (the “Bank”) became the wholly owned subsidiary of United Security Bancshares, Inc. (the “Company”) through a tax free holding company reorganization, accounted for on a basis similar to the pooling of interest method. In the transaction, each share of Bank stock was exchanged for a share of Company stock on a one-to-one basis. No additional equity was issued as part of this transaction. In the following discussion, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, Inc. (including the Bank), except for periods prior to June 12, 2001, in which case, references to the Company are references to the Bank.

On June 28, 2001, United Security Bancshares Capital Trust I (the “Trust”) was formed as a Delaware business trust for the sole purpose of issuing Trust Preferred securities. On July 16, 2001, the Trust completed the issuance of $15 million in Trust Preferred securities, and concurrently, the Trust used the proceeds from that offering to purchase Junior Subordinated Debentures of the Company. The Company contributed $13.7 million of the $14.5 million in net proceeds received from the Trust to the Bank to increase its regulatory capital and will use the rest for future expansion of the Company’s business.

The Company currently has seven banking branches and one construction lending office, which provide financial services in Fresno and Madera counties. As a community-oriented bank, the Company continues to seek ways to better meet its customers' needs for financial services, and to expand its business opportunities in today's ever-changing financial services environment. The Company's strategy is to be a better low-cost provider of services to its customer base while enlarging its market area and corresponding customer base to further its ability to provide those services.

Results of Operations

As a result of continued asset growth, the Company continues to generate strong earnings. This has been accomplished even in an environment of volatile interest rates such as we have seen over the past several years. For the year ended December 31, 2001, the Company reported net income of $6.2 million or $1.14 per share ($1.11 diluted) as compared to $6.3 million or $1.16 per share ($1.12 diluted) for the year ended December 31, 2000, and $4.9 million or $0.95 per share ($0.89 diluted) for the year ended December 31, 1999. The results for 2001 were down slightly from the previous year as the result of additional costs associated with the formation of the holding company and its infrastructure, including the issuance of Trust Preferred Securities. This has strategically positioned the Company for long-term growth and profitability.

The Company’s return on average assets was 1.55% for the year ended December 31, 2001 as compared to 1.95% and 1.77% for the same twelve-month periods of 2000 and 1999, respectively. The Bank’s return on average equity was 17.25% for the year ended December 31, 2001 as compared to 20.05% and 18.31% for the same twelve-month periods of 2000 and 1999, respectively.

Net Interest Income

Net interest income, the most significant component of earnings, is the difference between the interest and fees received on earning assets and the interest paid on interest-bearing liabilities. Earning assets consist primarily of loans, and to a lesser extent, investments in securities issued by federal, state and local authorities, and corporations. These earning assets are funded by a combination of interest-bearing and noninterest-bearing liabilities, primarily customer deposits and short-term and long-term borrowings. Net interest income before provision for credit losses totaled $16.7 million for the year ended December 31, 2001, representing a decrease of $745,000 or 4.3% over the previous year, but an increase of $2.7 million or 19.0% over the year ended December 31, 1999. The decrease in net interest income between 2000 and 2001 is primarily the result of the substantial decline in market rates of interest between those two twelve-month periods which more than offset the growth in average earning assets. Net interest income increased between 1999 and 2000 as a result of significant growth in earning assets and interest-bearing liabilities which was enhanced by an increase in market rates of interest during the 2000.

Table 1. - Distribution of Average Assets, Liabilities and Shareholders' Equity:
Interest rates and interest differentials
Years Ended December 31, 2001, 2000, and 1999
                                      --------------------------------------------------------------------------------------
                                                   2001                        2000                        1999
                                      --------------------------------------------------------------------------------------
                                       Average             Yield/   Average            Yield/   Average            Yield/
    (dollars in thousands)             Balance   Interest   Rate    Balance  Interest   Rate    Balance  Interest   Rate
----------------------------------------------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
 Loans (1)                             $297,653  $26,412    8.87%  $230,305  $24,739   10.74%  $175,324  $17,780   10.14%
 Investment Securities - taxable         55,285    3,218    5.82%    54,652    3,798    6.95%    50,959    2,993    5.87%
 Investment Securities - nontaxable(2)    3,357      155    4.62%     3,346      162    4.84%     3,420      165    4.82%
 Federal funds sold and reverse repos     7,766      278    3.58%     4,080      242    5.93%    19,725      982    4.98%
                                      --------------------------------------------------------------------------------------
   Total interest-earning assets        364,061  $30,063    8.26%   292,383  $28,941    9.90%   249,428  $21,920    8.79%
                                                ==================          ==================           ===================
Allowance for possible loan losses       (4,114)                     (3,206)                       (2,349)
Noninterest-bearing assets:
 Cash and due from banks                 14,154                      13,455                        13,339
 Premises and equipment, net              3,265                       3,670                         3,719
 Accrued interest receivable              3,352                       2,792                         1,698
 Other real estate owned                  4,179                         909                           677
 Other assets                            13,863                      11,442                        11,027
                                      -----------                  ----------                    ----------
  Total average assets                 $398,760                    $321,445                      $277,539
                                      ===========                  ==========                    ==========
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
 NOW accounts                           $24,382    $360     1.48%   $24,025     $411    1.71%     $25,479   $437    1.72%
 Money market accounts                   47,440   1,604     3.38%    43,665    1,701    3.90%      36,955  1,307    3.54%
 Savings accounts                        18,337     322     1.76%    19,286      416    2.16%      20,465    445    2.17%
 Time deposits                          169,720   8,917     5.25%   121,529    7,166    5.90%     109,102  5,625    5.16%
 Other borrowings                        33,752   1,667     4.94%    27,846    1,850    6.64%       1,957    111    5.67%
 Trust Preferred securities               6,945     541     7.79%         0        0    0.00%           0      0    0.00%
                                      --------------------------------------------------------------------------------------
  Total interest-bearing liabilities    300,576 $13,411     4.46%   236,351  $11,544    4.88%     193,958 $7,925    4.09%
                                                ==================           =================            ==================
Noninterest-bearing liabilities:
   Noninterest-bearing checking          59,389                      51,554                        54,551
   Accrued interest payable               1,388                       1,035                         1,003
   Other liabilities                      1,504                       1,300                         1,145
                                       ----------                 -----------                    -----------
       Total Liabilities                362,857                     290,240                       250,657

Total shareholders' equity               35,903                      31,205                        26,882
                                       -----------                 ----------                    -----------
   Total average liabilites and
       shareholders' equity            $398,760                    $321,445                      $277,539
                                      ===========                 ==========                     ===========
Interest income as a percentage
     of average earning assets                             8.26%                       9.90%                       8.79%
Interest expense as a percentage
     of average earning assets                             3.68%                       3.95%                       3.18%
                                                        ----------                  ----------                   ----------
Net interest margin                                        4.58%                       5.95%                       5.61%
                                                        ==========                  ==========                   ==========
(1) Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $1,468,000, $856,000 and $876,000 for the years ended December 31, 2001, 2000, and 1999, respectively.
(2) Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis because they are not material to the Company’s results of operations.

As summarized in Table 2, the increase in net interest income between the two twelve-month periods ended December 31, 2001 and 2000 is comprised of an increase in total interest income of approximately $1.1 million, which was more than offset by an increase in total interest expense of approximately $1.9 million. The Bank's net interest margin, as shown in Table 1, decreased to 4.58% at December 31, 2001 from 5.95% at December 31, 2000, a decrease of 137 basis points (100 basis points = 1%) between the two periods. The net margin reported during 2001 also represents a decrease of 103 basis points from the 5.61% net margin realized by the Company during 1999. While assets have grown over the past three years and the balance sheet mix has changed, interest rate movements over those three years have played a significant role in net interest income trends. Market rates of interest increased between the years ended December 31, 1999 and 2000, but then decreased significantly between the years ended December 31, 2000 and 2001. The Prime rate, for example (the rate to which most of the Company’s floating-rate loans are tied), increased by 100 basis point during 2000, but declined by an unprecedented 475 basis points between December 31, 2000 and December 31, 2001. As a result of the Federal Reserve’s actions, the prime rate averaged 6.93% for the year ended December 31, 2001 as compared to 9.24% and 7.99% for the years ended December 31, 2000 and 1999.

Both the Company's net interest income and net interest margin are affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." Both are also affected by changes in yields on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change". The following table sets forth the changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the years indicated.

Table 2. Rate and Volume Analysis

                                                  2001 compared to 2000         2000 compared to 1999
                                             --------------------------------------------------------------
   (In thousands)                             Total      Rate      Volume     Total      Rate     Volume
-----------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
  Loans                                      $1,673    $(4,772)    $6,445     $6,959    $1,105    $5,854
  Investment securities                        (587)      (631)        44        802       582       220
  Federal funds sold and securities
    purchased under agreements to resell         36       (122)       158       (740)      159      (899)
                                            ---------------------------------------------------------------
       Total interest income                  1,122     (5,525)     6,647      7,021     1,846     5,175

Increase (decrease) in interest expense:
  Interest-bearing demand accounts             (148)      (272)       124        368       214       154
  Savings accounts                              (94)       (74)       (20)       (29)       (4)      (25)
  Time deposits                               1,751       (848)     2,599      1,541       860       681
  Other borrowings                             (183)      (530)       347      1,739        22     1,717
  Trust Preferred securities                    541          0        541        --         --       --
                                            ---------------------------------------------------------------
       Total interest expense                 1,867     (1,724)     3,591      3,619      1,092    2,527
                                            ---------------------------------------------------------------
Increase in net interest income               $(745)   $(3,801)    $3,056     $3,402       $754   $2,648
                                            ===============================================================

For the year ended December 31, 2001, total interest income increased approximately $1.1 million or 3.9% as compared to the year ended December 31, 2000. The change is attributable primarily to an increase in the overall volume of earning assets, which was only partially offset by a decrease in market rates of interest. Earning asset growth was mainly in loans, which are traditionally the Company’s highest earning asset and, to a smaller degree, in federal funds sold, repurchase agreements, and investment securities. On average, loan growth totaled nearly $67.4 million or 29.2% during 2001. The Company continues to improve its earning asset mix with loans averaging 81.8% of total earning assets for the year ended December 31, 2001, as compared to 78.8% and 70.3% for the years ended December 31, 2000 and 1999, respectively.

For the year ended December 31, 2000, total interest income increased $7.0 million or 32.0% as compared to the year ended December 31, 1999. This increase is attributable primarily to a substantial increase in loan volume, which was enhanced by an increase in the average yield on all earning assets during the year. Average loans increased $55.0 million and average investment securities increased $3.6 million between December 31, 1999 and December 31, 2000. Average overnight federal funds and reverse repurchase agreements decreased between the years ended December 31, 1999 and 2000 as a result of high loan demand. This more than outweighed the increase in yield on these funds and, as a result, interest income on overnight funds declined between those two years.

For the year ended December 31, 2001, total interest expense increased approximately $1.9 million or 16.2% as compared to the year ended December 31, 2000. The increase between these two periods is primarily the result of an increase in average time deposits of more than $48.2 million, which more than offset the 65 basis point decrease in the average cost of those deposits. As a result of the increased volume in time deposits, interest expense on those deposits increased by almost $1.8 million for the year. Other borrowings, including federal funds purchased and repurchase agreements, as well as trust-preferred securities, increased by $12.9 million on average between the years ended December 31, 2000 and December 31, 2001. Being short-term in nature, the cost of other borrowings declined by 170 basis points between those two twelve-month periods as market rates of interest dropped significantly during 2001.

For the year ended December 31, 2000, interest expense totaling $11.5 million represents an increase of $3.6 million or 45.7% as compared to the year ended December 31, 1999. The increase was attributable to both an increase in average volumes of deposits and borrowings, as well as an increase in the rates paid on those interest-bearing liabilities. Average time deposits increased $12.4 million and short-term borrowings increased $25.9 million between December 31, 1999 and December 31, 2000. As interest rates began to rise during 2000, so did the cost of time deposits, as renewals and new deposits were taken at the higher rates. Borrowings are short-term and repriced upwards as the year progressed. As a result of volume increases combined with rate increases, interest expense on time deposits and short-term borrowings increased $1.5 million and $1.7 million, respectively, between the years ended December 31, 1999 and December 31, 2000.

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management's continuous credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the year ended December 31, 2001 the provision to the allowance for credit losses amounted to $1.7 million as compared to $1.6 and $1.0 million for the years ended December 31, 2000 and 1999, respectively. The amount provided to the allowance for credit losses during 2001 brought the allowance to 1.33% of net outstanding loan balances at December 31, 2001, as compared to 1.45% of net outstanding loan balances at December 31, 2000, and 1.34% at December 31, 1999.

Noninterest Income

The following table summarizes significant components of noninterest income for the years ended December 31, 2001, 2000 and 1999 and the net changes between those years:

                                           Year Ended December 31,          Change during Year
                                   -------------------------------------------------------------
   (In thousands)                     2001          2000        1999         2001         2000
------------------------------------------------------------------------------------------------
Customer service fees                $3,086       $2,234       $2,379        $852        $(145)
Gain on sale of securities              770            6            0         764            6
Gain on sale of OREO                     34           62          158         (28)         (96)
Gain on sale of fixed assets              8            2            3           6           (1)
Other                                   379          234          241         145           (7)
                                   -------------------------------------------------------------
   Total                             $4,277       $2,538       $2,781      $1,739        $(243)
                                   =============================================================

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers. Noninterest income for the year ended December 31, 2001 increased $1.7 million when compared to the same period last year, and increased $1.5 million when compared to the year ended December 31, 1999. An increase in gains from sales of available-for-sale securities accounted for $764,000 or 43.9% of the increase in total noninterest income between the years ended December 31, 2000 and December 31, 2001. Increases in customer service fees accounted for another $852,000 or 50.0% of the total increase in noninterest income between those two periods. Increases in customer service fees are attributable to growth in checking service charges, as well as overdraft and ATM fee income.

Total noninterest income for the year ended December 31, 2000 decreased $243,000 or 8.7% when compared to the year ended December 31, 1999. Customer service fees, the primary category of total noninterest income, decreased $145,000 or 6.1% during 2000, primarily as the result of a decline in ATM fee income. In addition to the decline in ATM fee income, gains on the sale of other real estate owned through foreclosure declined by almost $96,000 during 2000 from the $158,000 realized during 1999.

Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2001, 2000 and 1999:

                                            2001                      2000                      1999
                                   ----------------------------------------------------------------------------
                                                  % of                      % of                      % of
                                                 Average                   Average                   Average
                                                 Earning                   Earning                   Earning
  (In thousands)                     Amount      Assets        Amount      Assets        Amount      Assets
---------------------------------------------------------------------------------------------------------------
Salaries and employee benefits       $4,525       1.24%        $3,954       1.35%        $3,219       1.29%
Occupancy expense                     1,731       0.48%         1,608       0.55%         1,590       0.64%
Data processing                         544       0.15%           540       0.18%           514       0.21%
Professional fees                       591       0.15%           312       0.11%           539       0.22%
Directors fees                          202       0.06%           174       0.06%           167       0.07%
Amortization of intangibles             360       0.10%           360       0.12%           372       0.15%
Correspondent bank service charges      218       0.06%           202       0.07%           184       0.07%
Other                                 1,647       0.46%         1,498       0.51%         1,313       0.53%
                                  -----------------------------------------------------------------------------
   Total                             $9,818       2.70%        $8,648       2.96%        $7,898       3.17%
                                  =============================================================================

Noninterest expense, excluding provision for credit losses and income tax expense, totaled $9.8 million for the year ended December 31, 2001 as compared to $8.6 million and $7.9 million for the years ended December 31, 2000 and 1999, respectively. These figures represent an increase of $1.2 million or 13.5% between the years ended December 31, 2001 and 2000 and an increase of $750,000 or 9.5% between the years ended December 31, 2000 and 1999. Expense increases between the three years presented are associated primarily with normal, anticipated growth of the Company. As a percentage of average earning assets, total noninterest expense has actually declined over the past three years as the Company has controlled overhead expenses while experiencing profitable growth. Noninterest expense declined to 2.70% of average earning assets for the year ended December 31, 2001 from 2.96% at December 31, 2000, and 3.17% at December 31, 1999.

Increases in salaries and employee benefits over the three years presented were the result of additional staff to support the Company’s strategic long-term growth objectives, as well as normal wage and benefit increases combined with increased medical insurance costs incurred. Professional fees fluctuated between the three years presented as the result of additional expenses incurred during 2001 related to the Company’s becoming listed on NASDAQ, the formation of the holding company, and the issuance of Trust Preferred securities. Additional costs were incurred during 1999 for legal proceedings between the Company and former its president, as well as increased legal expenses for the workout of impaired loans. Increases in other noninterest expense over the three years presented are associated with normal business growth and, include a number of items such as telephone, postage, insurance, and armored car expenses.

Financial Condition

Total assets increased by $94.1 million or 26.4% during the year to $450.9 million at December 31, 2001, up from $356.8 million at the end of the same period last year, and up from the balance of $281.5 million at December 31, 1999. Substantial asset growth during 2001 was primarily the result of increased loan demand, which was funded predominantly by deposit growth during the year. During the year ended December 31, 2001, loan growth totaled $75.0 million, while securities and other short-term investments increased $16.7 million. Total deposits of $368.7 million at December 31, 2001 increased $96.8 million or 35.6% from the balance reported at December 31, 2000, and increased $129.8 million or 54.3% from the balance of $238.9 million reported at December 31, 1999.

Earning assets averaged approximately $364.1 million during the year ended December 31, 2001, as compared to $292.4 million and $249.4 million for the years ended December 31 2000 and 1999, respectively. Average interest-bearing liabilities increased to $300.6 million for the year ended December 31, 2001, as compared to $236.4 million for the year ended December 31, 2000, and $194.0 million for the year ended December 31, 1999.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $336.3 million at December 31, 2001, an increase of $74.9 million or 28.7% when compared to the balance of $261.4 million at December 31, 2000, and an increase of $138.0 million or 69.6% when compared to the balance of $198.3 million reported at December 31, 1999. Average loans totaled $297.7 million, $230.3 million, and $175.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001 average loans increased 29.2% when compared to the year ended December 31, 2000 and increased 69.8% compared to the year ended December 31, 1999.

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:
                                 2001              2000               1999              1998              1997
                           -------------------------------------------------------------------------------------------
                            Dollar   % of     Dollar    % of    Dollar     % of    Dollar    % of    Dollar    % of
   (In thousands)           Amount   Loans    Amount    Loans   Amount    Loans    Amount    Loans   Amount    Loans
----------------------------------------------------------------------------------------------------------------------
Commercial and industrial  $102,280  30.4%   $66,435    25.4%   $52,275   26.4%   $43,358    28.1%   $33,777   23.6%
Real estate - mortgage      111,425  33.1    113,140    43.3     77,694   39.2     65,833    42.6     70,801   49.5
Real estate - construction   92,764  27.6     61,038    23.4     55,574   28.0     33,913    22.0     28,226   19.8
Agricultural                 12,987   3.9      7,240     2.8      7,003    3.5      6,479     4.2      4,746    3.3
Installment/other             6,647   2.0     10,291     3.9      5,723    2.9      4,837     3.1      5,383    3.8
Lease financing              10,184   3.0      3,225     1.2          0    0.0          0     0.0          0    0.0
                           --------------------------------------------------------------------------------------------
Total Loans                $336,287 100.0%  $261,369   100.0%  $198,269  100.0%  $154,420   100.0%  $142,933  100.0%
                           ============================================================================================

Loan growth continues to be greatest in what has historically been the Bank’s primary lending emphasis: commercial, real estate mortgage, and construction lending. Almost half of the loan growth experienced during 2001 occurred in commercial and industrial loans, which increased by $35.8 million or 54.0% during the year as compared to $14.2 million or 27.1% during 2000. Growth also continues in construction loans, which increased $31.7 million or 52.0% during 2001, and increased $5.5 million or 9.8% during 1999. Agricultural loans increased $5.7 million or 79.3% between December 31, 2000 and December 31, 2001, while installment loans decreased $3.6 million or 35.4% during that same period. During 2000, the Company purchased an existing leasing portfolio and, with growth experienced during 2001, this category grew by $7.0 million or 215.8% during the year ended December 31, 2001.

The real estate mortgage loan portfolio totaling $111.4 million at December 31, 2001 consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate is the core of this segment of the portfolio, with balances of $83.3 million, $89.5 million, and $56.2 million at December 31, 2001, 2000, and 1999, respectively. The Company does not currently offer residential mortgage loans and, as a result, that portion of the portfolio generally has declined over time with balances of $13.4 million, $6.1 million, and $7.8 million at December 31, 2001, 2000 and 1999, respectively. The Company purchased a portfolio of jumbo mortgages during 2001, which accounted for $8.7 million of the outstanding mortgage loans at December 31, 2001. The Company began offering home equity loans early in 1997 and since that time balances have remained strong with $14.8 million at December 31, 2001, $17.5 million at December 31, 2000, and $13.8 million at December 31, 1999.

The following table sets forth the maturities of the Bank's loan portfolio at December 31, 2001. Amounts presented are shown by maturity dates rather than repricing periods:

                                                   Due after one
                                     Due in one     Year through      Due after
   (In thousands)                   year or less     Five years       Five years        Total
---------------------------------------------------------------------------------------------------
Commercial and agricultural            $61,199         $30,966          $23,102        $115,267
Real estate - construction              60,781          23,776            8,207          92,764
                                   ----------------------------------------------------------------
                                       121,980          54,742           31,309         208,031
Real estate - mortgage                   9,895          52,954           48,576         111,425
All other loans                          5,058          10,645            1,128          16,831
                                   ----------------------------------------------------------------
Total Loans                           $136,933        $118,341          $81,013        $336,287
                                   ================================================================

The average yield on loans was 8.87% for the year ended December 31, 2001, representing a decrease of 187 basis points when compared to the year ended December 31, 2000 and was a result of a significant decline in market rates of interest between those two periods. For the year ended December 31, 2000, the overall average yield on the loan portfolio was 10.74%, representing an increase of 60 basis points when compared to 10.14% for the same twelve-month period of 1999 and was a result of a general increase in average market rates of interest during

2000. The Bank’s loan portfolio is generally comprised of short-term or floating rate loans and is therefore susceptible to fluctuations in market rates of interest. At December 31, 2001, 2000 and 1999, approximately 65.2%, 65.5% and 67.5% of the Bank's loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

Securities

Following is a comparison of the amortized cost and approximate fair value of available-for-sale and held-to-maturity securities for the three years indicated:

                                          December 31, 2001                          December 31, 2000
                              ------------------------------------------  -----------------------------------------
                                                                     Fair                                       Fair
                                               Gross     Gross       Value                Gross      Gross      Value
                                  Amortized Unrealized Unrealized (Carrying   Amortized Unrealized Unrealized (Carrying
   (In thousands)                    Cost      Gains    Losses      Amount)      Cost     Gains      Losses    Amount)
-----------------------------------------------------------------------------------------------------------------------
Available-for-sale:
 U.S. Government agencies          $42,341     $360     $(74)      $42,627      $42,523   $489       $(79)     $42,933
 U.S. Government agency
   collateralized mortgage
   obligations                         211        1       (2)          210        1,357      0        (16)       1,341
 Obligations of state and
    political subdivisions           3,464       72       (4)        3,532        3,317     72          0        3,389
 Other debt securities              17,164        0     (168)       16,996        2,000     95          0        2,095
                                  ------------------------------------------  -----------------------------------------
      Total available-for-sale     $63,180     $433    $(248)      $63,365     $49,197    $656       $(95)     $49,758
                                  ==========================================  =========================================
Held-to-maturity:
   U.S. Government agencies             $0       $0      $(0)           $0     $10,248      $0       $(74)     $10,174
                                  ==========================================  =========================================

                                                         December 31, 1999
                                            ---------------------------------------------
                                                          Gross      Gross    Fair Value
                                            Amortized  Unrealized  Unrealized (Carrying
  (In thousands)                               Cost       Gains      Losses    Amount)
-----------------------------------------------------------------------------------------
Available-for-sale:
   U.S. Government agencies                  $32,034       $115      $(489)    $31,660
   U.S. Government agency
      collateralized mortgage obligations      1,845          0        (41)      1,804
   Obligations of state and
      political subdivisions                   3,402          0       (247)      3,155
   Other debt securities                       9,929          0          0       9,929
                                            ---------------------------------------------
      Total available-for-sale               $47,210       $115      $(777)    $46,548
                                            =============================================
Held-to-maturity:
   U.S. Government agencies                  $10,248         $0      $(351)     $9,897
                                            =============================================

Realized gains on securities available-for-sale totaled $769,000 during 2001, and $6,000 during 2000. There were no realized losses on securities available-for-sale during either of those years. There were no realized gains or losses for such securities during 1999.

Most of the $14.0 million increase in available-for-sale securities experienced during 2001 was in the other debt securities category. Included in other debt securities at December 31, 2001 are a short-term government securities mutual fund totaling $10.0 million, a CRA qualified investment fund totaling $4.0 million, and a Trust Preferred securities pool totaling $3.1 million. At December 31, 2000, other debt securities consisted solely of investments in Trust Preferred securities.

Total securities changed little during the year ended December 31, 2000, although the mix of the portfolio did change. At December 31, 1999, the Bank had approximately $9.9 million in short-term commercial paper which matured during the first quarter of 2000. Much of this money was reinvested in U.S. Government agencies during 2000.

The amortized cost and fair value of investment securities as well as yields on those securities at December 31, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         December 31, 2001
                                         ----------------------------------------------
                                             Weighted        Amortized         Fair
   (In thousands)                        Average Yield(1)      Cost            Value
---------------------------------------------------------------------------------------
Available-for-sale:
   Due in one year or less                   4.80%            $10,666         $10,567
   Due after one year through five years     6.40%             28,561          28,748
   Due after five years through ten years    7.60%              7,250           7,302
   Due after ten years                       7.34%             16,492          16,538
   Collateralized mortgage obligations       5.38%                211             210
                                             ------------------------------------------
       Total available-for-sale              6.42%            $63,180         $63,365
                                             ==========================================

      (1) Weighted average yields are not computed on a tax equivalent basis

Contractual maturities on collateralized mortgage obligations are difficult to anticipate due to allowed paydowns and therefore have been disclosed separately for the purpose of the above table. For further discussion on the maturities of collateralized mortgage obligations, see "Liquidity and Asset/Liability Management" presented later in this text.

At December 31, 2001, available-for-sale securities with an amortized cost of approximately $43.9 million (fair value of $44.2 million) were pledged as collateral for public funds and treasury tax and loan balances. At December 31, 2000, available-for-sale securities with an amortized cost of approximately $44.2 million (fair value of $44.6 million) were pledged as collateral for public funds and treasury tax and loan balances. At December 31, 2000, all held-to-maturity securities with an amortized cost of approximately $10.2 million (fair value of $10.2 million) were pledged as collateral for public funds (including the State of California) and the Federal Reserve Discount Window.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Total deposits increased $96.8 million or 35.6% during the year to a balance of $368.7 million at December 31, 2001 and increased $33.0 million or 13.8% between December 31, 1999 and December 31, 2000. Core deposits, consisting of all deposits other than time deposits of $100,000 or more and brokered deposits, continue to provide the foundation for the Bank's principal sources of funding and liquidity. These core deposits amounted to 65.5%, 71.4% and 79.7% of the total deposit portfolio at December 31, 2001, 2000 and 1999, respectively.

The following table sets forth the amounts of deposits by category for the years indicated, and the dollar change in each category during the year:

                                        Balance as of December 31,              Change during Year
                                    ---------------------------------------------------------------------
   (In thousands)                       2001         2000         1999             2001         2000
---------------------------------------------------------------------------------------------------------
Noninterest bearing deposits          $72,413      $52,898      $50,910          $19,515       $1,988
Interest bearing deposits:
  NOW and money market account         83,316       62,143       62,239           21,173          (96)
  Savings accounts                     19,883       18,347       19,609            1,536       (1,262)
  Time deposits:
    Under $100,000                     68,414       63,567       57,553            4,847        6,014
    $100,000 and over                 124,625       74,908       48,552           49,717       26,356
                                    ---------------------------------------------------------------------
Total interest bearing deposits       296,238      218,965      187,953           77,273       31,012
                                    ---------------------------------------------------------------------
Total deposits                       $368,651     $271,863     $238,863          $96,788      $33,000
                                    =====================================================================

During the year ended December 31, 2001, increases were experienced in all deposit categories, with substantial increases in time deposits, as well as interest-bearing and noninterest-bearing checking accounts. The increase experienced in total deposits between December 31, 1999 and December 31, 2000 was almost exclusively in time deposits. Much of the increase in time deposits over the years presented has been the result of brokered deposits and time deposits from the State of California. The Company has utilized brokered deposits over the past several years to enhance its deposit growth, with brokered deposits totaling $51.3 million and $12.5 million at December 31, 2001 and 2000, respectively. The Company had no brokered deposits at December 31, 1999. In addition, the Company has been able to obtain time deposits from the State of California, which totaled $30.0 million, $25.0 million, and $10.0 million at December 31, 2001, 2000 and 1999, respectively. The time deposits of the State of California are collateralized by pledged securities in the Company’s investment portfolio.

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $77.3 million or 35.3% between December 31, 2000 and December 31, 2001, while noninterest-bearing deposits increased $19.5 million or 36.9% between the same two periods presented. Between December 31, 1999 and December 31, 2000, total interest-bearing deposits increased $31.0 million or 16.5%, while noninterest-bearing deposits increased $2.0 million or 3.9%.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $59.2 million or 22.8% in total deposits between the years ended December 31, 2000 and December 31, 2001. Between these two periods, average interest-bearing deposits increased $51.4 million or 24.6%, while total noninterest-bearing checking increased $7.8 million or 15.2% on a year-to-date average basis. On average, the Company experienced increases in all other deposit categories, except savings accounts, between the years ended December 31, 2000 and December 31, 2001, with the most significant increases being in time deposits and money market accounts. On a year-to-date average basis, total deposits increased $13.5 million or 5.5% between the years ended December 31, 1999 and December 31, 2000. Of that total, interest-bearing deposits increased by $16.5 million or 8.6%, while noninterest-bearing deposits declined $3.0 million or 5.5% during 2000. As with 2001, the most significant increases experienced in average deposits during 2000 were in time deposits and money market accounts. On average, NOW and savings accounts showed only slight decreases between the years ended December 31, 1999 and December 31, 2000.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2001, 2000 and 1999:

                                          2001                   2000                  1999
                                ------------------------------------------------------------------
                                  Average                Average               Average
  (In thousands)                  Balance     Rate %     Balance    Rate %     Balance     Rate %
--------------------------------------------------------------------------------------------------
Interest bearing deposits:
   Checking accounts              $71,822     2.73%      $67,690    3.12%      $62,434     2.80%
   Savings                         18,337     1.76%       19,286    2.16%       20,465     2.17%
   Time deposits(1)               169,720     5.25%      121,529    5.90%      109,102     5.16%
Noninterest-bearing deposits       59,389                 51,554                54,551

(1) Included at December 31, 2001, are $124.6 million in time certificates of deposit of $100,000 or more, of which $67.5 million matures in three months or less, $26.7 million matures in 3 to 6 months, $18.7 million matures in 6 to 12 months, and $11.7 million matures in more than 12 months.

Short-term Borrowings

The Company has the ability to obtain borrowed funds consisting of federal funds purchased, securities sold under agreements to repurchase ("repurchase agreements") and Federal Home Loan Bank ("FHLB") advances as alternatives to retail deposit funds. The Company has established collateralized and uncollateralized lines of credit with several correspondent banks, as well as a securities dealer, for the purpose of obtaining borrowed funds as needed. The Company may continue to borrow funds in the future as part of its asset/liability strategy, and may use these funds to acquire certain other assets as deemed appropriate by management for investment purposes and to better utilize the capital resources of the Bank. Federal funds purchased represent temporary overnight borrowings from correspondent banks and are generally unsecured. Repurchase agreements are collateralized by mortgage backed securities and securities of U.S. Government agencies, and generally have maturities of one to six months, but may have longer maturities if deemed appropriate as part of the Company's asset/liability management strategy. FHLB advances are collateralized by all of the Company's stock in the FHLB and certain qualifying mortgage loans. In addition, the Company has the ability to obtain borrowings from the Federal Reserve Bank of San Francisco, which would be collateralized by certain pledged loans in the Company's loan portfolio. The lines of credit are subject to periodic review of the Company's financial statements by the grantors of the credit lines. Lines of credit may be modified or revoked at any time if the grantors feel there are adverse trends in the Company's financial position.

The Company had collateralized and uncollateralized lines of credit aggregating $119.6 million and $107.9 million, as well as repurchase agreement lines of credit totaling $5.3 million and $11.7 million, and FHLB lines of credit totaling $35.6 million and $13.2 million at December 31, 2001 and 2000, respectively. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR.

The table below provides further detail of the Company's federal funds purchased, repurchase agreements and FHLB advances for the years ended December 31, 2001 and 2000:

                                                    December 31,
                                           -------------------------------
 (In thousands)                                 2001             2000
--------------------------------------------------------------------------
 At period end:
   Federal funds purchased                        $0           $22,630
   Repurchase agreements                       5,300            11,694
   FHLB advances                              22,200            13,200
                                           --------------------------------
     Total                                   $27,500           $47,524
                                           ================================
   Average ending interest rate - total        4.13%             6.35%
                                           ================================
 Average for the year:
   Federal funds purchased                    $1,480            $2,793
   Repurchase agreements                      12,048            17,077
   FHLB advances                              19,255             7,800
                                           --------------------------------
      Total                                  $32,783           $27,669
                                           ================================
    Average interest rate - total              4.82%             6.61%
                                           ================================
 Maximum total borrowings outstanding
  at any month-end during the year:
    Federal funds purchased                  $19,870           $22,630
    Repurchase agreements/FHLB advances       24,350            24,894
                                           --------------------------------
         Total                               $44,220           $47,524
                                           ================================
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

The allowance for credit losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in existing loans and commitments to extend credit. The adequacy of the allowance for credit losses is based upon management's continuing assessment of various factors affecting the collectibility of loans and commitments to extend credit; including current economic conditions, past credit experience, collateral, and concentrations of credit. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The conclusion that a loan may become uncollectible, either in part or in whole, is judgmental and subject to economic, environmental, and other conditions which cannot be predicted with certainty. When determining the adequacy of the allowance for credit losses, the Company follows the guidelines set forth in the Interagency Policy Statement on the Allowance for Loan and Lease Losses (“Statement”) issued jointly by banking regulators during December 1993. The Statement outlines characteristics that should be used in segmentation of the loan portfolio for purposes of the analysis including risk classification, past due status, type of loan, industry or collateral. It also outlines factors to consider when adjusting the loss factors for various segments of the loan portfolio. Securities and Exchange Commission Staff Accounting Bulletin No. 102 was also released at this time which represents the SEC staff’s view relating to methodologies and supporting documentation for the Allowance for Loan and Lease Losses that should be observed by all public companies in complying with the federal securities laws and the Commission’s interpretations. It is also generally consistent with the guidance published by the banking regulators.

The Company's methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include:

  - the formula allowance,
  - specific allowances for problem graded loans ("classified loans")
  - and the unallocated allowance

In addition, the allowance analysis also incorporates the results of measuring impaired loans as provided in:

  - Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and
  - SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures."

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss”. Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss.

Specific allowances are established based on management’s periodic evaluation of loss exposure inherent in classified loans, impaired loans, and other loans in which management believes there is a probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

The unallocated portion of the allowance is based upon management’s evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions may include, but are not limited to, general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, and other business conditions.

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, and 9) other business conditions. During the fourth quarter of 2001, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

Management and the Company’s lending officers evaluate the loss exposure of classified and impaired loans on a weekly/monthly basis and through discussions and officer meetings as conditions change. The Company’s Loan Committee meets weekly and serves as a forum to discuss specific problem assets that pose significant concerns to the Company, and to keep the Board of Directors informed through committee minutes. All special mention and classified loans are reported quarterly on Criticized Asset Reports which are reviewed by senior management. With this information, the migration analysis and the impaired loan analysis are performed on a quarterly basis and adjustments are made to the allowance as deemed necessary.

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

At December 31, 2001 and 2000, the Company's recorded investment in loans for which impairment has been recognized totaled $13.1 million and $3.4 million, respectively. Included in total impaired loans at December 31, 2001, is $1.3 million of impaired loans for which the related specific allowance is $115,000, as well as $11.8 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2000 included $138,000 of impaired loans for which the related specific allowance is $84,000, as well as $3.3 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $5.7 million and $5.4 million during the years ended December 31, 2001 and 2000, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the years ended December 31, 2001, 2000, and 1999, the Company recognized $23,000, $270,000, and $290,000, respectively, of income on such loans.

Other factors that continue to gain management’s attention are competition in the Company’s market area and economic conditions, which may ultimately affect the risk assessment of the portfolio. The Company has experienced increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. After the Federal Reserve raised interest rates 75 basis points during 1999 and an additional 100 basis points by mid-2000, the domestic economy began to slow in the third quarter, and stall during the fourth quarter of 2000. As a result, the Federal Reserve began to cut interest rates in the first week of January 2001, and by December 31, 2001, had reduced interest rates by an unprecedented 475 basis points. We have gone from what was possibly considered the longest economic expansion in recent U.S. history, to what many refer to as a recession in just a few short months, with increasing energy costs, declining consumer confidence, and job layoffs at major corporations across the country. With recent events at the World Trade Center, and expanding conflict in the Middle East, it is difficult to determine what continued impact these changes will have on consumer confidence and the domestic economy or whether the Federal Reserve will continue to adjust interest rates in an effort to control the economy. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events, although the overall economy of California has generally improved over the past several years. San Francisco, the Silicon Valley, and adjacent areas continue to feel the effect of the high-tech decline as occupancy rates drop, along with rental rates of available commercial office space. Occupancy rates for commercial real estate in other parts of the state may also suffer as a result of the drag on the economy. The local economy has been impacted to some degree over the past several years by such things as decreased exports and adverse weather patterns, which has increased worries about the future economic trends in the state. Local unemployment rates, as well as foreclosures in Fresno and Madera counties have increased during the past several years and persist to the current time. Despite the Central Valley's traditionally high unemployment, it is anticipated that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state, although this growth may begin to slow as the Federal Reserve seeks to control what it perceives as a potential recession in the economy. Management recognizes increased risk of loss due to the Company's exposure from local and worldwide economic conditions, as well as soft real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the periods indicated.

                                                                December 31,
  (In thousands)                             2001       2000        1999       1998        1997
----------------------------------------------------------------------------------------------------
Total loans outstanding at end
  of period before deducting
   allowances for credit losses           $335,620  $260,575     $197,876   $153,960    $142,288
                                         ===========================================================
Average net loans outstanding
  during period                            $297,653  $230,305     $175,324   $149,100    $137,834
                                         ===========================================================

Balance of allowance at
  beginning of period                        $3,773    $2,642       $1,907     $2,144      $1,663

Loans charged off:
   Real estate                                    0         0            0         (9)        (47)
   Commercial and industrial                 (1,036)     (430)        (285)    (1,497)       (779)
   Installment and other                        (40)      (44)         (27)       (80)        (10)
                                         ----------------------------------------------------------
      Total loans charged off                (1,076)     (474)        (312)    (1,586)       (836)
Recoveries of loans previously
  charged off:
   Real estate                                    0         0            0        150          20
   Commercial and industrial                     27        11           19         33          94
   Installment and other                          0        14            3         11           3
                                         ----------------------------------------------------------
          Total loan recoveries                  27        25           22        149         117
                                         ----------------------------------------------------------
Net loans charged off                        (1,049)     (449)        (290)    (1,437)       (719)

Provision charged to operating expense        1,733     1,580        1,025      1,200       1,200
Balance of allowance for credit losses
     at end of period                        $4,457    $3,773       $2,642     $1,907      $2,144
                                         ==========================================================

Net loan charge-offs to
  total average loans                         0.35%     0.19%        0.17%      0.96%       0.52%
Net loan charge-offs to
  loans at end of period                      0.31%     0.17%        0.15%      0.93%       0.51%
Allowance for credit losses to
  total loans at end of period                1.33%     1.45%        1.34%      1.24%      1.51%
Net loan charge-offs to
  allowance for credit losses                23.54%    11.90%       10.98%     75.35%      33.54%
Net loan charge-offs to
  provision for credit losses                60.53%    28.42%       28.29%    119.75%      59.92%

Management believes that the 1.33% credit loss allowance at December 31, 2001 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

Although the Company does not normally allocate the allowance for credit losses to specific loan categories, an allocation to the major categories has been made for the purposes of this report as set forth in the following table (dollars in thousands). The allocations are estimates based on the same factors as considered by management in determining the amount of additional provisions to the credit loss allowance and the overall adequacy of the allowance for credit losses.

                                 2001              2000               1999              1998               1997
                           ---------------------------------------------------------------------------------------
                           Allowance         Allowance        Allowance         Allowance         Allowance
                           for Loan   % of   for Loan   % of  For Loan   % of   for Loan   % of   for Loan  % of
  (In thousands)            Losses    Loans   Losses   Loans   Losses    Loans   Losses    Loans   Losses   Loans
------------------------------------------------------------------------------------------------------------------
Commercial and industrial    $1,951   30.5%   $1,328   25.4%   $1,028   26.4%     $570    28.1%    $1,226   23.6%
Real estate - mortgage          899   33.0%    1,141   43.3%    1,061   39.2%      520    42.6%       421   49.5%
Real estate - construction      893   27.6%      606   23.4%      436   28.0%      289    22.0%       169   19.8%
Agricultural                    123    3.9%       65    2.8%       54    3.5%       48     4.2%        24    3.3%
Installment/other               102    2.0%       72    3.9%       63    2.9%       28     3.1%        26    3.8%
Lease financing                 120    3.0%       82    1.2%        0      --        0      --          0      --
Not allocated                   369      --      479     --         0      --      452      --        278      --
                          ----------------------------------------------------------------------------------------
                             $4,457  100.0%   $3,773  100.0%   $2,642  100.0%   $1,907   100.0%    $2,144  100.0%
                          ========================================================================================

At December 31, 2001, the Company’s allowance for credit losses was $4.5 million, consisting of $4.1 million in formula allowance and $369,000 in unallocated allowance. No specific allowance was allocated in excess of the formula allowance at December 31, 2001. At December 31, 2000, the Company’s allowance for credit losses was $3.8 million, consisting of $3.2 million in formula allowance, $50,000 in specific allowance, and $479,000 in unallocated allowance. At December 31, 2000, the specific allowance was allocated almost evenly between commercial and industrial loans, and lease financing. The formula allowance increased in all loan categories except mortgage loans during 2001 as the result of increases in loan balances during the year, as well as the level of special mention and classified loans. The formula allowance increased by approximately $794,000 between December 31, 2000 and December 31, 2001 with about $623,000 or 78% of that increase being allocated to commercial and industrial loans. The increase in the formula allowance during 2001 was the result of several factors including, an increase of $16.4 million in substandard loans, and an increase of approximately $59.2 million in “pass” loans during 2001. Special mention loans decreased by about $7.3 million between December 31, 2000 and December 31, 2001.

Although in some instances, the downgrading of a loan resulting from the factors used by the Company in its allowance analysis has been reflected in the formula allowance, management believes that in some instances, the impact of material events and trends has not yet been reflected in the level of nonperforming loans or the internal risk grading process regarding these loans. Accordingly, the Company’s evaluation of probable losses related to these factors may be reflected in the unallocated allowance. The evaluation of the inherent losses concerning these factors involve a higher degree of uncertainty because they are not identified with specific problem credits, and therefore the Company does not spread the unallocated allowance among segments of the portfolio. At December 31, 2001 the Company had an unallocated allowance of $369,000, reflecting a decrease from the balance of $479,000 at December 31, 2000. Management’s estimates of the unallocated allowance are based upon a number of underlying factors including 1) the effect of deteriorating national and local economic trends, 2) the effects of export market conditions on certain agricultural and manufacturing borrowers, 3) the effects of abnormal weather patterns on agricultural borrowers, as well as other borrowers that may be impacted by such conditions, 4) the effect of increased competition in the Company’s market area and the resultant potential impact of more relaxed underwriting standards to borrowers with multi-bank relationships, 5) the effect of soft real estate markets, and 6) the effects of having a larger number of borrowing relationships which are close to the Company’s lending limit, any one if which were not to perform to contractual terms, would have a material impact on the allowance.

The Company's loan portfolio has concentrations in commercial real estate, commercial, and construction loans, however these portfolio percentages fall within the Company's loan policy guidelines.

It is the Company's policy to discontinue the accrual of interest income on loans for which reasonable doubt exists with respect to the timely collectibility of interest or principal due to the inability of the borrower to comply with the terms of the loan agreement. Such loans are placed on nonaccrual status whenever the payment of principal or interest is 90 days past due or earlier when the conditions warrant, and interest collected is thereafter credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Management may grant exceptions to this policy if the loans are well secured and in the process of collection.

The following table sets forth the Company's nonperformong assets as of the dates indicated:

                                                             December 31,
   (In thousands)                       2001         2000         1999         1998         1997
----------------------------------------------------------------------------------------------------
Nonaccrual loans (1)                  $13,019       $2,810       $4,373       $1,485       $3,595
Restructured loans                          0            0        2,401        2,443        2,755
                                    ----------------------------------------------------------------
   Total nonperforming loans           13,019        2,810        6,774        3,928        6,350
Other real estate owned                 5,390        2,959          663          697          863
                                    ----------------------------------------------------------------
   Total nonperforming assets         $18,409       $5,769       $7,437       $4,625       $7,213
                                    ================================================================
Loans, past due 90 days or more,
  still accruing                           $0         $595           $0         $210          $99
                                   =================================================================
Nonperforming loans to
  total gross loans                     3.87%         1.08%        3.42%        2.54%        4.44%
                                   =================================================================
Nonperforming assets to
  total gross loans                     5.47%         2.21%        3.75%        3.00%        5.01%
                                   =================================================================

        (1) Included in nonaccrual loans at December 31, 2001, 2000 and 1999 are restructured loans totaling $37,600, $57,800 and $112,400, respectively.

The overall level of nonperforming assets, particularly nonaccrual loans, has increased between December 31, 2000 and December 31, 2001 as commercial real estate and construction delinquencies have increased. A substantial portion of the nonaccural loans at December 31, 2001 are collateralized by real estate. Loans past due more than 30 days are receiving increased management attention and are monitored for increased risk. The Company continues to move past due loans to nonaccrual status in its ongoing effort to recognize loan problems at an earlier point in time when they may be dealt with more effectively. As impaired loans, nonaccrual and restructured loans are reviewed for specific reserve allocations and the allowance for credit losses is adjusted accordingly.

Except for the loans included in the above table, there were no loans at December 31, 2001 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

Liquidity and Asset/Liability Management

The primary function of asset/liability management is to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company's principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses.

The Company continues to emphasize liability management as part of its overall asset/liability management strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk. The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 65.2% of the Company’s loan portfolio at December 31, 2001. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At December 31, 2001, the Bank had 73.4% of total assets in the loan portfolio and a loan to deposit ratio of 91.0%. Liquid assets at December 31, 2001 include cash and cash equivalents totaling $29.3 million as compared to $19.2 million at December 31, 2000. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $163.7 million at December 31, 2001.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During 2001, total dividends paid by the Bank to the parent company totaled $4.3 million dollars. As a bank holding company newly formed under the Bank Holding Act of 1956, United Security Bancshares is to provide a source of financial strength for its subsidiary bank(s). To help provide financial strength, United Security Bancshares’ trust subsidiary, United Security Bancshares Capital Trust I, recently completed a $15 million offering in Trust Preferred Securities, the proceeds of which were used to purchase Junior Subordinated Debentures of the Company. Of the $14.5 million in net proceeds received by the Company, $13.7 million was used to enhance the liquidity and capital positions of the Bank, and the remainder will provide liquidity to the holding company.

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

The Company's asset/liability profile is not complex. The Company does not currently engage in trading activities or use derivatives to control interest rate risk, although it has the ability to do so if deemed necessary by ALCO and approved by the Board of Directors. From the “gap” report below, the Company is apparently subject to interest rate risk to the extent that its liabilities have the potential to reprice more quickly than its assets within the next year. At December 31, 2001, the Company had a cumulative 12 month gap of $-42.6 million or -10.6% of total earning assets. Management believes the gap analysis shown below is not entirely indicative of the Company’s actual interest rate sensitivity, because certain interest-sensitive liabilities would not reprice to the same degree as interest-sensitive assets. For example, if the prime rate were to change by 50 basis points, the floating rate loans included in the $201.4 million immediately adjustable category would change by the full 50 basis points. Interest bearing checking and savings accounts which are also included in the immediately adjustable column probably would move only a portion of the 50 basis point rate change and, in fact, might not even move at all. In addition, many of the floating rate time deposits are at their floors, or have repricing rates below their current floors, which means that they might act as fixed-rate instruments in either a rising or a declining rate environment (see below for a discussion of the Bank’s floating rate time deposits). The effects of market value risk have been mitigated to some degree by the makeup of the Bank's balance sheet. Loans are generally short-term or are floating-rate instruments. At December 31, 2001, $250.2 million or 77.4% of the loan portfolio matures or reprices within one year, and only 4.0% of the portfolio matures or reprices in more than 5 years. Total investment securities including call options and prepayment assumptions, have a duration of approximately 3.0 years. Nearly $316.7 million or 93.3% of interest-bearing deposit liabilities mature or can be repriced within the next 12 months, even though the rate elasticity of deposits with no defined maturities may not necessarily be the same as interest-earning assets.

Since May of 1994, the Bank has offered a two-year floating rate certificate of deposit product to its customers which adjusts with changes in the Prime Rate, but which has an interest rate floor below which the rate paid cannot drop. The current rates below which the rates on this product cannot drop range from 1.75% to 6.50%, with approximately $14.5 million or 62.8% of those at a 6.50% floor. With the significant decrease in market rates of interest during the current year, all $23.2 million of the floating-rate CD’s are priced at their floors making them fixed-rate instruments in a declining rate environment. In addition, because all of the CD’s repricing rates are below their current floors, they behave as fixed rate instruments even in a rising rate environment. In fact, $22.7 million or 98.0% of them would remain fixed rate instruments even if the prime rate were to increase 200 BP or less, $21.3 million or 91.8% would remain fixed rate instruments even if the prime rate were to increase 300 BP or less, and $18.1 million or 78.4% of them would remain fixed rate instruments even if the prime rate were to increase 400 BP or less. Of the $21.3 million in the two-year floating rate certificates of deposit which would behave as fixed rate instruments if rates were to increase or decrease 300 basis points, approximately $10.3 million matures in between six and twelve months and, approximately $4.6 million mature in longer than one year. This $21.3 million in two-year floating rate certificates of deposit has been treated as fixed-rate instruments for the purpose of the following gap report.

Interest rate risk can be measured through various methods including gap, duration and market value analysis as well as income simulation models. The Company employs each of these methods and refines these processes to make the most accurate measurements possible. The information provided by these calculations is the basis for management decisions in managing interest rate risk.

The following table sets forth the Company's gap, or estimated interest rate sensitivity profile based on ending balances as of December 31, 2001, representing the interval of time before earning assets and interest-bearing liabilities may respond to changes in market rates of interest. Assets and liabilities are categorized by remaining interest rate maturities rather than by principal maturities of obligations. $21.3 million in two-year, floating rate time deposits which would behave as fixed rate instruments if rates were to increase or decrease 300 basis points, and have therefore been treated as fixed rate instruments for purposes of this gap report.

Maturities and Interest Rate Sensitivity
                                                            December 31, 2001
                                 ----------------------------------------------------------------------------
                                                          After Three   After One
                                              Next Day Bu    Months      Year But      After
                                              Within Three  Within 12   Within Five    Five
  (In thousands)                  Immediately    Months       Months       Years       Years       Total
-------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap:
Loans (1)                          $201,403     $24,056      $24,730      $60,041     $13,037     $323,267
Investment securities                            10,600           68       28,777      23,920       63,365
Federal funds sold
   and reverse repos                 13,310                                                         13.310
                                 ----------------------------------------------------------------------------
     Total Earning Assets          $214,713     $34,656      $24,798      $88,818     $36,957     $399,942
                                 ============================================================================
Interest-bearing
  transaction accounts               83,316                                                         83,316
Savings accounts                     19,883                                                         19,883
Time deposits(2)                      2,752      86,233       81,130       22,895          29      193,039
Federal funds purchased/other
  borrowings                            916      18,500                     9,000                   28,416
Trust Preferred securities                       15,000                                             15,000
                                 ----------------------------------------------------------------------------
     Total interest-bearing        $106,867    $119,733      $81,130      $31,895         $29     $339,654
Liabilities                      ============================================================================

Interest rate sensitivity gap      $107,846    ($85,077)    ($56,332)     $56,923     $36,928      $60,288
Cumulative gap                     $107,846     $22,769     ($33,563)     $23,360     $60,288
Cumulative gap percentage to
  total earning assets               27.0%        5.7%        -8.4%         5.8%       15.1%

(1) Loan balance does not include nonaccrual loans of $13.019 million.
(2) See above for discussion of the impact of floating rate CD's.

The Company utilizes a vendor-purchased simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both a 100 and 200 basis point rise and a 100 and 200 basis point fall in interest rates ramped over a twelve month period, with net interest impacts projected out as far as twenty four months. The model is based on the actual maturity and repricing characteristics of the Company's interest-sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment of certain assets and liabilities. Projected net interest income is calculated assuming customers will reinvest maturing deposit accounts and the Company will originate a certain amount of new loans. The balance sheet growth assumptions utilized correspond closely to the Company's strategic growth plans and annual budget. Excess cash is invested in overnight funds or other short-term investments such as U.S. Treasuries. Cash shortfalls are covered through additional borrowing of overnight or short-term funds. The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at December 31, 2001, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The market value of time deposits is calculated by discounting the expected cash flows using current rates for similar instruments of comparable maturities. The market value of deposits with no defined maturites, including interest-bearing checking, money market and savings accounts is calculated by discounting the expected cash flows at a rate equal to the difference between the cost of these deposits and the alternate use of the funds, federal funds in this case. Assumed maturities for these deposits are estimated using decay analysis and are generally assumed to have implied maturities of less than five years. For noninterest sensitive assets and liabilities, the market value is equal to their carrying value amounts at the reporting date. The Company's interest rate risk policy establishes maximum decreases in the Company's market value of equity of 12% and 15% in the event of an immediate and sustained 100 BP and 200 BP increase or decrease in market interest rates. As shown in the table below, the percentage changes in the net market value of the Company's equity are within policy limits for both rising and falling rate scenarios.

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at December 31, 2001 and December 31, 2000 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

                               December 31, 2001                     December 31, 2000
                  ---------------------------------------  ----------------------------------------
                    Estimated     Change in    Change in     Estimated   Change in    Change in
    Change in           MV            MV           MV            MV          MV           MV
      Rates         of Equity    of Equity $  of Equity %    of Equity   of Equity $  of Equity %
 --------------------------------------------------------  ----------------------------------------
    + 200 BP         $33,884      ($1,768)      -4.96%         $42,193    ($1,587)      -3.62%
    + 100 BP          35,206         (446)      -1.25%          43,129       (650)      -1.49%
        0 BP          35,652            0        0.00%          43,780          0        0.00%
    - 100 BP          35,478         (174)      -0.49%          43,397       (382)      -0.87%
    - 200 BP          34,717         (935)      -2.62%          42,969       (811)      -1.85%
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

During July 2001, the Company completed an offering of Trust Preferred Securities in an aggregate amount of $15.0 million to enhance its regulatory base, while providing additional liquidity. Subsequent to the completion of the offering, the Company contributed $13.7 million of that offering to the Bank to enhance its capital position. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier I capital up to a maximum of 25% of Tier I capital. Any additional portion will qualify as Tier 2 capital. As shareholders’ equity increases, the amount of Tier I capital that can be comprised of Trust Preferred Securities will increase.

The Board of Governors of the Federal Reserve System (“Board of Governors”) has adopted regulations requiring insured institutions to maintain a minimum leverage ratio of Tier 1 capital (the sum of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, minus intangible assets, identified losses and investments in certain subsidiaries, plus unrealized losses or minus unrealized gains on available for sale securities) to total assets. Institutions which have received the highest composite regulatory rating and which are not experiencing or anticipating significant growth are required to maintain a minimum leverage capital ratio of 3% Tier 1 capital to total assets. All other institutions are required to maintain a minimum leverage capital ratio of at least 100 to 200 basis points above the 3% minimum requirement.

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

The following table sets forth the Company’s and the Bank's actual capital positions at December 31, 2001 and the minimum capital requirements for both under the regulatory guidelines discussed above:

                                              Company            Bank
                                        ------------------------------------
                                              Actual            Actual           Minimum
                                          Capital Ratios    Capital Ratios    Capital Ratios
                                        -------------------------------------------------------
Total risk-based capital ratio                12.89%            12.48%             8.00%
Tier 1 capital to risk-weighted assets        10.82%            11.38%             4.00%
Leverage ratio                                10.20%            10.67%             3.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at December 31, 2001. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

Dividends paid to shareholders by the Company are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. Since its formation in June 2001, the Company has received $4.3 million in cash dividends from the Bank, from which the Company declared or paid $1.9 million in dividends to shareholders.

The Bank as a state-chartered bank is subject to dividend restrictions set forth in California state banking law, and administered by the California Commissioner of Financial Institutions (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the Commissioner may order the state bank not to pay any dividend. This is not the case with the Bank. Year-to-date dividends of $1.2 million and $4.3 million paid to shareholders and the Company, respectively, through December 31, 2001 were well within the maximum allowed under those regulatory guidelines, without approval of the Commissioner.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At December 31, 2001 the Bank's qualifying balance with the Federal Reserve was approximately $5.6 million, consisting of vault cash and balances.

Item 7A - Quantitative and Qualitative Disclosure about Market Risk

Information regarding market risk is included in Item 7 - Management's Discussion and Analysis underthe caption "Interest Rate Sensitivity and Market Risk" and is incorporated herein by reference.

Item 8 - Financial Statements and Supplementary Data

Moss Adams LLP
Certified Public Accountants

Independent Auditor's Report

To The Board of Directors and Shareholders
United Security Bancshares

We have audited the accompanying consolidated balance sheets of United Security Bancshares and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United State of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Security Bancshares and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Stockton, California
January 9, 2002

United Security Bancshares and Subsidiaries
Consolidated Statements of Condition - Balance Sheets
December 31, 2001 and 2000

                                                                         December 31,         December 31,
   (In thousands except shares)                                              2001                 2000
---------------------------------------------------------------------------------------------------------------
Assets
   Cash and due from banks (Note 14)                                        $15,945              $19,176
   Federal funds sold and securities purchased
      under agreements to resell                                             13,310                    0
                                                                     ------------------------------------------
        Cash and cash equivalents                                            29,255               19,176

  Securities available for sale (Note 2)                                     63,365               49,758
  Securities held to maturity (Note 2)                                            0               10,248
                                                                     ------------------------------------------
     Total investment securities                                             63,365               60,006

   Loans and leases (Note 3)                                                336,287              261,369
     Unearned fees                                                             (667)                (794)
     Allowance for credit losses                                             (4,457)              (3,773)
                                                                     ------------------------------------------
       Net loans                                                            331,163              256,802

   Accrued interest receivable                                                3,751                3,545
   Premises and equipment - net (Note 4)                                      3,057                3,402
   Other real estate owned                                                    5,390                2,959
   Intangible assets                                                          2,660                3,019
   Cash surrender value of life insurance (Note 11)                           2,411                2,302
   Investment in limited partnership (Note 5)                                 2,772                2,080
   Deferred income taxes (Note 9)                                             1,730                1,240
   Other assets                                                               5,374                2,301
                                                                     ------------------------------------------
Total Assets                                                               $450,928             $356,832
                                                                     ==========================================
Liabilities & Shareholders' Equity
Liabilities:
   Deposits (Note 6)
     Noninterest bearing                                                    $72,413              $52,898
     Interest bearing                                                       296,238              218,965
                                                                     ------------------------------------------
        Total deposits                                                      368,651              271,863

   Federal funds purchased and securities sold
      under agreements to repurchase (Note 7)                                27,500               47,524
   Other borrowings (Notes 7 and 11)                                            916                  693
   Accrued interest payable                                                   1,270                1,244
   Accounts payable and other liabilities                                     1,532                1,759
                                                                     ------------------------------------------
     Total liabilities                                                      399,869              323,083

Company obligated manditorily redeemable cumulative trust
  preferred securities of subsidiary trust holding solely junior
   subordinated debentures (Trust Preferred securities) (Note 8)             15,000                    0

Commitments and Contingent Liabilities (Notes 3 and 14)

Shareholders' Equity (Notes 10, 14 and 18):
   Common  stock, no par value
       10,000,000 shares authorized, 5,397,298 and 5,419,487
         issued and outstanding, in 2001 and 2000, respectively              18,239               19,178
   Retained earnings                                                         18,582               14,916
   Unearned ESOP shares (Note 11)                                              (873)                (682)
   Accumulated other comprehensive income                                       111                  337
                                                                     ------------------------------------------
          Total shareholders' equity                                         36,059               33,749
                                                                     ------------------------------------------
Total liabilities and shareholders' equity                                 $450,928             $356,832
                                                                     ==========================================
      See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2001, 2000 and 1999

   (In thousands except shares and EPS)                              2001            2000             1999
-----------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans, including fees                                           $26,412          $24,739         $17,780
   Investment securities - AFS - taxable                             3,016            3,196           2,360
   Investment securities - HTM - taxable                               202              602             633
   Investment securities - AFS - nontaxable                            155              162             165
   Federal funds sold and securities purchased
     under agreements to resell                                        278              242             982
                                                               --------------------------------------------------
        Total interest income                                       30,063           28,941          21,920

Interest Expense:
   Interest on deposits                                             11,203            9,694           7,814
   Interest on other borrowings                                      2,208            1,850             111
                                                               --------------------------------------------------
         Total interest expense                                     13,411           11,544           7,925
                                                               --------------------------------------------------
Net Interest Income Before
   Provision for Credit Losses                                      16,652           17,397          13,995
Provision for Credit Losses (Note 3)                                 1,733            1,580           1,025
                                                               --------------------------------------------------
Net Interest Income                                                 14,919           15,817          12,970

Noninterest Income:
   Customer service fees                                             3,086           2,234            2,379
   Gain on sale of securities                                          770               6                0
   Gain on sale of other real estate owned                              34              62              158
   Gain on sale of fixed assets                                          8               2                3
   Other                                                               379             234              241
                                                               --------------------------------------------------
        Total noninterest income                                     4,277           2,538            2,781

Noninterest Expense (Notes 11 and 12):
   Salaries and employee benefits                                    4,525           3,954            3,219
   Occupancy expense                                                 1,731           1,608            1,590
   Data processing                                                     544             540              514
   Professional fees                                                   591             312              539
   Director fees                                                       202             174              167
   Amortization of intangibles                                         360             360              372
   Correspondent bank service char                                     218             202              184
   Other                                                             1,647           1,498            1,313
                                                               --------------------------------------------------
        Total noninterest expense                                    9,818           8,648            7,898
                                                               --------------------------------------------------
Income Before Taxes on Income                                        9,378           9,707            7,853

Taxes on Income (Note 9)                                             3,185           3,450            2,930
                                                               --------------------------------------------------
Net Income                                                          $6,193          $6,257           $4,923
                                                               ==================================================
Other comprehensive income, net of tax (Note 17):
 Unrealized (loss) gain on available for sale securities
  - net income tax (benefit) of $(150), $489, and $(348)              (226)            734             (522)
                                                               --------------------------------------------------
Comprehensive Income                                                $5,967          $6,991           $4,401
                                                               ==================================================
Net Income per common share (Note 16):
  Basic                                                              $1.14           $1.16            $0.95
                                                               ==================================================
  Diluted                                                            $1.11           $1.12            $0.89
                                                               ==================================================
Shares on which net income per common share
  were based (Note 16):
  Basic                                                            5,443,734        5,374,734       5,202,324
                                                               ==================================================
  Diluted                                                          5,563,855        5,587,292       5,514,544
                                                               ==================================================
     See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2001

                                                  Common stock Common stock
                                                 -----------------------------                             Other
                                                     Number                  Retained     Unearned     Comprehensive
   (In thousands except shares)                    of Shares      Amount     Earnings    ESOP Shares   Income (Loss)    Total
--------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1999                            5,169,987     $17,530       $7,333        $0            $125        $24,988

   Director/Employee stock options exercised          60,962         322                                                   322
   Tax benefit of stock options exercised                            135                                                   135
   Net changes in unrealized gain
     (loss) on available for sale securities
       (net of income tax benefit of $348 )                                                                (522)          (522)
  Dividends on common stock ($0.28 per share)                                  (1,530)                                  (1,530)
  Net Income                                                                    4,923                                    4,923
                                                 -------------------------------------------------------------------------------
Balance December 31, 1999                          5,230,949      17,987       10,726         0            (397)        28,316

  Director/Employee stock options exercised          227,657       1,050                                                 1,050
  Tax benefit of stock options exercised                             141                                                   141
  Net changes in unrealized gain
     (loss) on available for sale securities
     (net of income tax of $489 )                                                                           734            734
  Dividends on common stock ($0.36 per share)                                  (2,067)                                  (2,067)
  Unearned ESOP shares purchased                    (46,861)                               (817)                          (817)
  Release of unearned ESOP shares                     7,742                                 135                            135
  Net Income                                                                    6,257                                    6,257
                                                 -------------------------------------------------------------------------------
Balance December 31, 2000                         5,419,487       19,178       14,916      (682)            337         33,749

  Director/Employee stock options exercised         104,830          806                                                   806
  Tax benefit of stock options exercised                             145                                                   145
  Net changes in unrealized gain
     (loss) on available for sale securities
     (net of income tax benefit of $150)                                                                   (226)          (226)
  Dividends on common stock ($0.46 per share)                                  (2,527)                                  (2,527)
  Repurchase and cancellation of common shares     (115,786)      (1,884)                                               (1,884)
  Unearned ESOP shares purchased                    (23,185)                               (399)                          (399)
  Release of unearned ESOP shares                    11,952           (6)                   208                            202
  Net Income                                                                    6,193                                    6,193
                                                 --------------------------------------------------------------------------------
Balance December 31, 2001                         5,397,298      $18,239      $18,582     $(873)           $111        $36,059
                                                 ================================================================================
  See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2001, 2000 and 1999

   (In thousands)                                                              2001          2000          1999
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                                   $6,193         $6,257        $4,923
Adjustments to reconcile net earnings to cash
  provided by operating activities:
     Provision for credit losses                                              1,733          1,580         1,025
     Depreciation and amortization                                            1,207          1,163         1,134
     Amortization (accretion) of investment securities                          394            (25)           (2)
     Gain on sale of securities                                                (770)            (6)            0
     Increase in accrued interest receivable                                   (206)        (1,497)         (186)
     Increase in accrued interest payable                                        26            165           117
     (Decrease) increase in unearned fees                                      (127)           401           (68)
     (Decrease) increase in income taxes payable                               (564)            80          (237)
     Deferred income taxes                                                     (339)          (698)         (193)
     (Decrease) increase in accounts payable and accrued liabilities            256            192            (3)
     Write-down of other real estate owned                                       19              6             0
     Gain on sale of other real estate owned                                    (34)           (62)         (158)
     Gain on sale of assets                                                      (8)            (2)           (3)
     Increase in surrender value of life insurance                             (109)           (96)          (96)
     Loss in limited partnership interest                                       247            173           105
     Net decrease (increase) in other assets                                    146           (176)         (158)
                                                                            ---------------------------------------
  Net cash provided by operating activities                                   8,064          7,455         6,200

Cash Flows From Investing Activities:
  Purchases of  available-for-sale securities                               (83,303)       (21,562)      (97,224)
  (Purchase) redemption of FHLB/FRB and other bank stock                     (1,042)           242          (410)
  Maturities and calls of available-for-sale securities                      41,594         12,128       117,117
  Maturities and calls of held-to-maturity securities                        10,250              0        10,000
  Proceeds from sales of available-for-sale securities                       28,099          7,477         2,436
  Investment in limited partnership                                            (903)             0          (783)
  Investment in title company                                                (1,500)             0             0
  Net increase in loans                                                     (78,407)       (66,135)      (45,179)
  Proceeds from sales of other real estate owned                                150            476         1,227
  Capital expenditures for other real estate owned                                0              0           (17)
  Capital expenditures for premises and equipment                              (514)          (311)       (1,077)
  Proceeds from sales of premises and equipment                                  23              2            20
                                                                            ---------------------------------------
  Net cash used in investing activities                                     (85,553)       (67,683)      (13,890)

Cash Flows From Financing Activities:
  Net increase (decrease) in demand and savings accounts                     42,225            630          (131)
  Net increase (decrease) in certificates of deposit                         54,564         32,370       (13,480)
  Net (decrease) increase in federal funds purchased                        (22,630)        20,492         2,138
  Net increase in repurchase agreements                                       2,606         15,119         9,775
  Proceeds from obligated manditorily redeemable preferred securities
    of subsidiary trust holding solely junior subordinated debentures        14,505              0             0
  Director/Employee stock options exercised                                     806          1,050           322
  Repurchase and retirement of common stock                                  (1,884)             0             0
  Proceeds from ESOP borrowings                                                 399            817             0
  Repayment of ESOP borrowings                                                 (176)          (133)            0
  Purchase of unearned ESOP shares                                             (399)          (817)            0
  Payment of dividends                                                       (2,448)        (1,939)       (1,456)
                                                                            ----------------------------------------
  Net cash provided by (used in) financing activities                        87,568         67,589        (2,832)
                                                                            ----------------------------------------
Net increase (decrease) in cash and cash equivalents                         10,079          7,361       (10,522)
Cash and cash equivalents at beginning of period                             19,176         11,815        22,337
                                                                            ----------------------------------------
Cash and cash equivalents at end of period                                  $29,255        $19,176       $11,815
                                                                            ========================================
  See notes to financial statements

United Security Bancshares
Notes to Consolidated Financial Statements - Years Ended December 31, 2001, 2000, and 1999

1. Organization and Summary of Significant Accounting and Reporting Policies

Basis of Presentation - The consolidated financial statements include the accounts of United Security Bancshares, and its wholly owned subsidiaries, United Security Bank and subsidiary (the "Bank"), and United Security Bancshares Capital Trust I (the "Trust"), (collectively the "Company" or "USB"). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, (including the Bank), except for periods prior to June 12, 2001, in which case, references to the Company are references to the Bank. United Security Bancshares operates as one business segment providing banking services to commercial establishments and individuals primarily in the San Joaquin Valley of California.

Nature of Operations - United Security Bancshares is a bank holding company, incorporated in the state of California for the purpose of acquiring all the capital stock of the Bank through a holding company reorganization (the "Reorganization") of the Bank. The reorganization, which was accounted for in a manner similar to a pooling of interests, was completed on June 12, 2001. Management believes the reorganization will provide the Company greater operating and financial flexibility and will permit expansion into a broader range of financial services and other business activities.

United Security Bancshares Capital Trust I, a subsidiary of United Security Bancshares, is a Delaware statutory business trust formed for the exclusive purpose of issuing and selling Trust Preferred Securities. The Trust was formed on June 28, 2001 (See Note 8. "Trust Preferred Securities").

USB Investment Trust Inc was incorporated effective December 31, 2001as a special purpose real estate investment trust ("REIT") under Maryland law. The REIT is a subsidiary of the Bank and was funded with $133.0 million in real estate-secured loans contributed by the Bank. USB Investment Trust will give the Bank flexibility in raising capital, and will reduce the expenses associated with holding the assets contributed to USB Investment Trust.

The Bank was founded in 1987 and currently operates seven branches and one construction lending office in an area from eastern Madera County to western Fresno County. The Bank's primary source of revenue is providing loans to customers, who are predominantly small and middle-market businesses and individuals. The Bank engages in a full compliment of lending activities, including real estate mortgage, commercial and industrial, real estate construction, agricultural and consumer loans, with particular emphasis on short and medium term obligations.

The Bank offers a wide range of deposit instruments. These include personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal ("NOW") accounts, money market accounts and time certificates of deposit. Most of the Bank's deposits are attracted from individuals and from small and medium-sized business-related sources.

The Bank also offers a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include cashiers checks, travelers checks, money orders, and foreign drafts. In addition, the Bank recently began to offer Internet banking services to its commercial and retail customers. The Bank does not operate a trust department, however it makes arrangements with its correspondent bank to offer trust services to its customers upon request.

Neither the Company's business or liquidity is seasonal, and there has been no material effect upon the Company's capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant Accounting Policies - The accounting and reporting policies of the Company conform to generally accepted accounting principles and to prevailing practices within the banking industry. The following is a summary of significant policies:

  Cash and cash equivalents - Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Generally, federal funds sold and repurchase agreements are sold for one-day periods. Repurchase agreements are with a registered broker-dealer affiliated with a correspondent bank and work much like federal funds sold, except that the transaction is collateralized by various investment securities. The securities collateralizing such transactions generally consist of U.S. Treasuries, U.S. Government and U.S. Government-sponsored agencies. The Bank did not have any repurchase agreements during 2001, nor at December 31, 2001 or December 2000. Repurchase agreements averaged approximately $2.5 million during 2000.

  Securities - Debt and equity securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from net income and reported, net of tax, as a separate component of comprehensive income and shareholders' equity. Debt securities classified as held to maturity are carried at amortized cost. Gains and losses on disposition are reported using the identified certificate method for the adjusted basis of the securities sold.

  The Company classifies its securities as available for sale or held to maturity, and periodically reviews its investment portfolio on an individual security basis. Securities that are to be held for indefinite periods of time (including, but not limited to, those that management intends to use as part of its asset/liability management strategy, those which may be sold in response to changes in interest rates, changes in prepayments or any such other factors) are classified as securities available for sale. Securities which the Company has the ability and intent to hold to maturity are classified as held to maturity.

  Loans - Interest income on loans is credited to income as earned and is calculated by using the simple interest method on the daily balance of the principal amounts outstanding. Loans are placed on non-accrual status when principal or interest is past due for 90 days and/or when management believes the collection of amounts due is doubtful. For loans placed on nonaccrual status, the accrued and unpaid interest receivable may be reversed at management's discretion based upon management's assessment of collectibility, and interest is thereafter credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan.

  Nonrefundable fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The net deferred fees and costs are generally amortized into interest income over the loan term using a method which approximates the interest method. Other credit-related fees, such as standby letter of credit fees, loan placement fees and annual credit card fees are recognized as noninterest income during the period the related service is performed.

  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or as a practical expedient at the loan's observable market rate or the fair value of the collateral if the loan is collateral dependent.

  Allowance for Credit Losses - The allowance for credit losses is maintained to provide for losses that can reasonably be anticipated. The allowance is based on ongoing quarterly assessments of the probable losses inherent in the loan portfolio, and to a lesser extent, unfunded loan commitments.

  The allowance for credit losses is increased by provisions charged to operations during the current period and reduced by loan charge-offs net of recoveries. Loans are charged against the allowance when management believes that the collection of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of the probability of collection. In evaluating the probability of collection, management is required to make estimates and assumptions that affect the reported amounts of loans, allowance for credit losses and the provision for credit losses charged to operations. Actual results could differ significantly from those estimates. These evaluations take into consideration such factors as the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. The Company's methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include the formula allowance, specific allowances, and the unallocated allowance.

  The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. The Company determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates the Company's losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications which are "pass", "special mention", "substandard", "doubtful", and "loss". Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as "doubtful" has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss.

  Specific allowances are established based on management's periodic evaluation of loss exposure inherent in classified loans, impaired loans, and other loans in which management believes there is a probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

  The unallocated portion of the allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions may include, but are not limited to, general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentration, and other business conditions.

  The allowance analysis also incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". A loan is considered impaired when management determines that it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured by the difference between the original recorded investment in the loan and the estimated present value of the total expected cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. Any differences in the specific allowance amounts calculated in the impaired loan analysis and the migration analysis are reconciled by management and changes are made to the allowance as deemed necessary.

  Premises and Equipment - Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

          Buildings..................... 31 Years
          Furniture and equipment.......  3-7 Years

  Other Real Estate Owned - Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of the book value of the loan, or fair value of the property, less estimated costs to sell. The excess, if any, of the loan amount over the fair value is charged to the allowance for credit losses. Subsequent declines in the fair value of other real estate owned, along with related revenue and expenses from operations, are charged to noninterest expense.

  Intangible Assets - Intangible assets are comprised of core deposit intangibles and goodwill acquired in business combinations. Core deposit intangibles of $1.2 million and $1.4 million (net of accumulated amortization of $958,000 and $744,000) at December 31, 2001 and 2000 are amortized over the estimated useful lives of the existing deposit bases (7 years) using a method which approximates the interest method. Goodwill of $1.5 million and $1.6 million (net accumulated amortization of $664,000 and $518,000) at December 31, 2001 and 2000, respectively is amortized on a straight-line basis over 15 years.

  Income Taxes - Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

  Net Income per Share - Basic income per common share is computed based on the weighted average number of common shares outstanding. Diluted income per share includes the effect of stock options and other potentially dilutive securities. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released (Note 16).

  Cash Flow Reporting - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and securities purchased under agreements to resell. Federal funds and securities purchased under agreements to resell are generally sold for one-day periods.

  Stock Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees".

  Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". It does not apply to financial instruments, long-term customer relationships of a financial institution (i.e. core deposit intangibles), mortgage and other servicing rights, or deferred tax assets. Based on such evaluation, the Bank determined that there is no impairment loss to be recognized in 2001 or 2000.

  Employee Stock Ownership Plan ("ESOP") - The Bank accounts for shares acquired by its ESOP in accordance with the guidelines established by the American Institute of Certified Public Accounts Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP 93-6"). Under SOP 93-6, the Bank recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the Bank's ESOP shares committed to be released differ from the cost of those shares, the differential is charged or credited to equity. The ESOP is externally leveraged and, as such, the ESOP debt is recorded as a liability and interest expense is recorded on that debt. The ESOP shares not yet committed to be released are accounted for as a reduction of shareholders' equity.

  Reclassifications - Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the classifications used in 2001.

2. Investment Securities

Following is a comparison of the amortized cost and approximate fair value of investment securities for the years ended December 31, 2001 and December 31, 2000:

                                         ------------------------------------------------------------
  (In thousands)                                             Gross          Gross       Fair Value
December 31, 2001:                          Amortized      Unrealized     Unrealized    (Carrying
Securities available for sale:                 Cost          Gains          Losses        Amount)
                                         ------------------------------------------------------------
U.S. Government agencies                     $42,341         $360           $(74)        $42,627
U.S. Government agency
   collateralized mortgage obligations           211            1             (2)            210
Obligations of state and
   political subdivisions                      3,464           72             (4)          3,532
Other debt securities                         17,164            0           (168)         16,996
                                         ------------------------------------------------------------
   Total securities available for sale       $63,180         $433          ($248)        $63,365
                                         ============================================================
December 31, 2000:
Securities available for sale:
U.S. Government agencies                     $42,523         $489           $(79)        $42,933
U.S. Government agency
    collateralized mortgage obligations        1,357            0            (16)          1,341
Obligations of state and
    political subdivisions                     3,317           72              0           3,389
Other debt securities                          2,000           95              0           2,095
                                         ------------------------------------------------------------
   Total securities available for sale       $49,197         $656           ($95)        $49,758
                                         ============================================================
Securities held to maturity:
U.S. Government agencies                     $10,248           $0           $(74)        $10,174
                                         ============================================================

Included in other debt securities at December 31, 2001 are a short-term government securities mutual fund totaling $10.0 million, a CRA qualified investment fund totaling $4.0 million, and a Trust Preferred securities pool totaling $3.1 million. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note. The principal strategy of the CRA qualified investment fund is to invest in debt securities that will cause the shares of the fund to qualify under the Community Reinvestment Act of 1977 (“CRA”) as CRA qualified investments. Such investments may include U.S. Government agencies, taxable municipal bonds, and certificates of deposit. At December 31, 2000, other debt securities consisted solely of investments in Trust Preferred securities.

There were realized gains on sales of available-for-sale securities totaling $769,000 and $6,000 during the years ended December 31, 2001 and December 31, 2000, respectively. There were no realized losses on available-for-sale securities during either 2001 or 2000. There were no realized gains or losses on securities available-for-sale during 1999.

The amortized cost and fair value of securities available for sale at December 31, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               December 31, 2001
                                                    ------------------------------------------
                                                         Amortized            Fair Value
  (In thousands)                                            Cost          (Carrying Amount)
----------------------------------------------------------------------------------------------
Due in one year or less                                  $10,666                $10,567
Due after one year through five years                     28,561                 28,748
Due after five years through ten years                     7,250                  7,302
Due after ten years                                       16,492                 16,538
Collateralized mortgage obligations                          211                    210
                                                       ---------------------------------------
                                                         $63,180                $63,365
                                                       =======================================
Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

At December 31, 2001 and 2000, available-for-sale securities with an amortized cost of approximately $43,883,000 and $44,228,000 (fair value of $44,198,000 and $44,630,000) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

The Company had no held-to-maturity securities at December 31, 2001. Because of the declining interest rate environment experienced during the current year, the issuers of the Company’s held-to-maturity securities exercised the call provisions associated with the two securities held in this portfolio. Both securities were redeemed during the second quarter of 2001. There were realized gains of $1,687 on the calls of held-to-maturity securities during the year ended December 31, 2001, There were no realized gains or losses on sales of held-to-maturity securities during the years ended December 31, 2000 and 1999. At December 31, 2000, held-to-maturity securities with an amortized cost of approximately $10,248,000 (fair value of $10,174,000) were pledged as collateral for public funds and the Federal Reserve Discount Window.

3. Loans

Loans are comprised of the following:
                                                         December 31,
   (In thousands)                                  2001                2000
------------------------------------------------------------------------------------
Commercial and industrial                        $102,280            $66,435
Real estate - mortgage                            111,425            113,140
Real estate - construction                         92,764             61,038
Agricultural                                       12,987              7,240
Installment/other                                   6,647             10,291
Lease financing                                    10,184              3,225
                                            ----------------------------------------
   Total Loans                                   $336,287           $261,369
                                            ========================================

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 30.4% of total loans at December 31, 2001 and have a high degree of industry diversification. A substantial portion of the commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 33.1% of total loans at December 31, 2001, are secured by trust deeds on primarily commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

Real estate construction loans, representing 27.6% of total loans at December 31, 2001, consist of loans to residential contractors which are secured by single family residential properties. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions.

Agricultural loans represent 3.9% of total loans at December 31, 2001 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Lease financing loans, representing 3.0% of total loans at December 31, 2001, consist of loans to small businesses which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

There were no loans over 90 days past due and still accruing at December 31, 2001. Loans over 90 days past due and still accruing interest totaled $595,000 at December 31, 2000. Nonaccrual loans totaled $13.0 million and $2.8 million at December 31, 2001 and 2000, respectively.

The Company has, and expects to have, lending transactions in the ordinary course of its business with directors, officers, principal shareholders and their affiliates. These loans are granted on substantially the same terms, including interest rates and collateral, as those prevailing on comparable transactions with unrelated parties, and do not involve more than the normal risk of collectibility or present unfavorable features. These loans are summarized below:

                                                                   December 31,
   (In thousands)                                              2001            2000
------------------------------------------------------------------------------------------
Aggregate amount outstanding, beginning of year                $860           $1,584
New loans or advances during year                               868              419
Repayments during year                                         (526)            (486)
Other(1)(2)                                                   1,959             (657)
                                                         ---------------------------------
Aggregate amount outstanding, end of year                    $3,161             $860
                                                         =================================
Loan commitments                                               $560             $261
                                                         =================================
(1) During 2001, two new directors joined the Company’s Board of Directors, and two resigned. This figure represents the addition of $2,154,000 in loan balances outstanding at December 31, 2000 for the two new directors, and the removal of $194,000 in loan balances for the two resigning directors.

(2) During 2000, one of the Company’s directors resigned from the Board of Directors. This figure represents the removal of their outstanding balances at December 31, 2000. The outstanding loan commitments of this director had been $925,000 at December 31, 1999.

An analysis of changes in the allowance for credit losses is as follows:

                                                               December 31,
  (In thousands)                                  2001             2000             1999
-----------------------------------------------------------------------------------------------
Balance, beginning of year                       $3,773           $2,642           $1,907
Provision charged to operations                   1,733            1,580            1,025
Losses charged to allowance                      (1,076)            (474)            (312)
Recoveries on loans previously charged off           27               25               22
                                             --------------------------------------------------
Balance at end-of-period                         $4,457           $3,773           $2,642
                                             ==================================================

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

At December 31, 2001 and 2000, the Company's recorded investment in loans for which impairment has been recognized totaled $13.1 million and $3.4 million. Included in total impaired loans at December 31, 2001 is $1.3 million of impaired loans for which the related specific allowance is $115,000, as well as $11.8 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. At December 31, 2000, total impaired loans included $138,000 for which the related specific allowance is $84,000, as well as $3.3 million of impaired loans that as a result of write-downs or the fair value of the collateral did not have a specific allowance. The average recorded investment in impaired loans was $5.7 million and $5.4 million for the years ended December 31, 2001 and 2000, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the years ended December 31, 2001, 2000, and 1999, the Company recognized $23,000, $270,000 and $290,000 on such loans, respectively.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2001 and 2000 these financial instruments include commitments to extend credit of $108.1 million and $84.3 million, respectively, and standby letters of credit of $6.3 million and $7.2 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the bank has in off-balance sheet financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Substantially all of these commitments are at floating interest rates based on the Prime rate. Commitments generally have fixed expiration dates. The Company evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation. Collateral held varies but includes accounts receivable, inventory, leases, property, plant and equipment, residential real estate and income-producing properties.

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

4. Premises and Equipment

The components of premises and equipment are as follows:
                                                              December 31,
   (In thousands)                                       2001               2000
---------------------------------------------------------------------------------------
Land                                                    $254               $254
Buildings and improvements                             2,290              2,261
Furniture and equipment                                5,097              4,672
                                                  -------------------------------------
                                                       7,641              7,187

Less accumulated depreciation and amortization        (4,584)            (3,785)
                                                  -------------------------------------
Total premises and equipment                          $3,057             $3,402
                                                  =====================================
5. Investment in Limited Partnership

During the fourth quarter of 1997, the Bank purchased a limited interest in a private limited partnership that acquires affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended. During 2001, the Bank purchased additional limited partnership interests totaling $939,000. Certain properties may also be eligible for state tax credits under various sections of the California Revenue and Taxation Code. The Bank's limited partnership investment is accounted for under the equity method. Accordingly, the Bank's share of net income or loss from this investment is recorded in other noninterest expense. The Bank's share of the net loss for the year ended December 31, 2001, 2000 and 1999 was $247,000, $173,000 and $105,000, respectively. The limited partnership investment is expected to generate tax credits over a period of approximately 15 years. Tax credits for the years ended December 31, 2001 and 2000 totaled $401,000 and $298,000, respectively

6. Deposits

Deposits include the following:
                                                           December 31,
  (In thousands)                                     2001                2000
--------------------------------------------------------------------------------------
Noninterest bearing deposits                       $72,413             $52,898
Interest bearing deposits:
   NOW and money market accounts                    83,316              62,143
   Savings accounts                                 19,883              18,347
   Time deposits:
      Under $100,000                                68,414              63,567
      $100,000 and over                            124,625              74,908
                                              ----------------------------------------
Total interest bearing deposits                    296,238             218,965
                                              ----------------------------------------
Total deposits                                    $368,651            $271,863
                                              ========================================

At December 31, 2001, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

    (In thousands)
--------------------------------------------------------------------------------
One year or less                                                     $167,771
More than one year, but less than or equal to two years                21,163
More than two years, but less than or equal to three years              1,698
More than three years, but less than or equal to four years             1,538
More than four years, but less than or equal to five years                840
More than five years                                                       29
                                                               -----------------
                                                                     $193,039
                                                               =================

The Company may occasionally obtain brokered deposits as an additional source of funding. At December 31, 2001, the Company held brokered time deposits totaling $51.3 million with an average rate of 2.90%. Of this balance, $48.9 million is included in time deposits of $100,000 or more, and the remaining $2.4 million is included in time deposits of less than $100,000. Included in brokered time deposits are balances totaling $35.7 million maturing in three months or less, $8.8 million maturing in three to six months, $3.2 million maturing in six to twelve months, and $3.6 million maturing in more than one year.

Deposits of directors, officers and other related parties to the Bank totaled $6,434,000 and $5,446,000 at December 31, 2001 and 2000, respectively. The rates paid on these deposits were those customarily paid to the Bank's customers in the normal course of business.

7. Short-term Borrowings/Other Borrowings

The Company had collateralized and uncollateralized lines of credit with aggregating $119.6 million, as well as repurchase agreement lines of credit totaling $5.3 million and FHLB lines of credit totaling $ 35.6 million at December 31, 2001. At December 31, 2001, advances on the repurchase lines of credit totaled $5.3 million and advances on the FHLB lines of credit totaled $22.2 million. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. Repurchase agreements are generally collateralized by U.S. Government or Agency securities, while FHLB advance are collateralized by all of the Company’s stock in the FHLB and certain qualifying mortgage loans. As of December 31, 2001, investment securities of $5.6 million (including accrued interest) were pledged as collateral for repurchase agreements and $64.9 million in real estate-secured loans were pledged as collateral for FHLB advances. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

The Company had collateralized and uncollateralized lines of credit aggregating $107.9 million, as well as a repurchase agreement line of credit of $11.7 million and FHLB lines of credit totaling $13.2 million at December 31, 2000. The Company had outstanding repurchase agreements of $11.7 million, FHLB advances of $13.2 million, and federal funds purchased of $22.6 million at December 31, 2000.

The table below provides further detail of the Company's repurchase agreements and FHLB advances for the years ended December 31, 2001 and 2000:

                                                                December 31,
                                                    --------------------------------------
  (In thousands)                                           2001               2000
---------------------------------------------------------------------- -------------------
Outstanding:
    Average for the period - Repos                       $12,048            $17,077
    Average for the period - FHLB advances               $19,255            $ 7,800
    Maximum during the period - total borrowings         $38,250            $34,761
Interest rates:
    Average for the period - Repos                         4.90%              6.64%
    Average for the period - FHLB advances                 4.79%              6.54%
    Average at period end - Repos                          1.93%              6.67%
    Average at period end - FHLB advances                  4.66%              6.67%

On June 20, 2000, the Company’s ESOP entered into an agreement with a correspondent bank to establish a $1.0 million unsecured revolving line of credit with a variable rate of prime plus 100 basis points and maturity of June 20, 2005. The loan is guaranteed by the Company. Advances on the line totaled $916,000 at December 31, 2001.

8. Trust Preferred Securities

On July 16, 2001, the Company’s wholly owned special-purpose trust subsidiary, United Security Bancshares Capital Trust I (the “Trust”) issued $15 million in cumulative Trust Preferred Securities. The securities bear a floating rate of interest of 3.75% over the six month LIBOR rate, payable semi-annually. Concurrent with the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Company. The Subordinated Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company will pay interest on the Junior Subordinated Debentures to the Trust, which represents the sole revenues and sole source of dividend distributions to the holders of the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on July 25, 2031, but can be redeemed after July 25, 2006 at a premium, and can be redeemed after July 25, 2011 at par. The obligations of the Trust are fully and unconditionally guaranteed, on a subordinated basis, by the Company.

The Company received $14.5 million from the Trust upon issuance of the Junior Subordinated Debentures, of which $13.7 million was contributed by the Company to the Bank to increase its capital. The remainder will be utilized by the Company for general corporate purposes. Under applicable regulatory guidelines, the Company expects that a portion of the Trust Preferred Securities will qualify as Tier I Capital, and the remainder as Tier II Capital. Issuance costs of $495,000 related to the Trust Preferred Securities have been deferred and will be amortized over the 30-year life of the securities. Interest expense on the Trust Preferred Securities totaled $533,000 and amortization expense totaled 8,000 for the year ended December 31, 2001.

9. Taxes on Income

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

                                                            December 31,
                                                     -----------------------------
  (In thousands)                                       2001            2000
----------------------------------------------------------------------------------
Deferred tax assets:
   Credit losses not currently deductible            $1,320          $1,204
   State franchise tax                                  277             309
   Deferred compensation                                313             246
   Amortization of core deposit intangible              131             101
   Other                                                 82              17
                                                   -------------------------------
Total deferred tax assets                             2,123           1,877
Deferred tax liabilities:
   Depreciation                                         (74)           (153)
   FHLB dividend                                        (88)            (60)
   Unrealized holding gain on AFS securities            (74)           (225)
   Prepaid expenses                                    (157)           (116)
   Other                                                 (0)            (83)
                                                   -------------------------------
Total deferred tax liabilities                         (393)           (637)
                                                   -------------------------------
Net deferred tax assets                              $1,730          $1,240
                                                   ===============================

Taxes on income for the years ended December 31 consist of the following:

   (In thousands)
------------------------------------------------------------------------------------
2001:                                 Federal           State           Total
                                  --------------------------------------------------
Current                               $2,728            $796           $3,524
Deferred                                (266)            (73)            (339)
                                  --------------------------------------------------
                                      $2,462            $723           $3,185
                                  ==================================================
2000:
Current                               $3,112          $1,036           $4,148
Deferred                                (568)           (130)            (698)
                                  --------------------------------------------------
                                      $2,544            $906           $3,450
                                  ==================================================
1999:
Current                               $2,357            $766           $3,123
Deferred                                (126)            (67)            (193)
                                  --------------------------------------------------
                                      $2,231            $699           $2,930
                                  ==================================================

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                2001          2000          1999
------------------------------------------------------------------------------------
Statutory federal income tax rate               34.0%         34.0%         34.0%
State franchise tax, net of federal
  income tax benefit                             7.2           7.2           7.2
Tax exempt interest income                      (1.4)         (1.4)         (1.8)
Low Income Housing - federal credits            (4.3)         (3.0)         (2.6)
Other                                           (1.6)         (1.3)          0.5
                                             ---------------------------------------
                                                33.9%         35.5%         37.3%
                                             =======================================

10. Stock Options

Options have been granted to officers and key employees at an exercise price equal to estimated fair values at the date of grant as determined by the Board of Directors. During 1995, the Board of Directors and shareholders of the Company approved the adoption of the 1995 Stock Option Plan. The 1987 Plan was terminated as to the granting of additional options under that plan. The options granted under both the 1987 and 1995 Stock Option Plan are exercisable 20% each year commencing one year after the date of grant and expire ten years after the date of grant. The maximum number of shares which can be granted under the 1995 Plan is 690,000. A total of 130,000 shares remain reserved under the 1995 Stock Option Plan.

Options outstanding, exercisable, exercised and forfeited are as follows:

                                                              Weighted                        Weighted
                                                 1987          Average          1995           Average
                                                 Plan      Exercise Price       Plan       Exercise Price
-----------------------------------------------------------------------------------------------------------
Options outstanding January 1, 1999            167,970         $4.11          464,079            $8.12
      Exercised during the year                (22,000)        $4.25          (38,962)           $5.28
                                            ---------------                --------------
Options outstanding December 31, 1999          145,970         $4.09          425,117            $8.33
      Granted during the year                        0                          5,000           $17.00
      Exercised during the year               (145,970)        $4.09          (81,687)           $5.54
                                            ---------------                --------------
Options outstanding December 31, 2000                0                        348,430            $9.11
                                            ===============
      Granted during the year                                                  30,000           $17.50
      Exercised during the year                                              (104,830)           $7.69
                                                                           --------------
Options outstanding December 31, 2001                                         273,600           $10.57
                                                                           ==============

Included in total outstanding options at December 31, 2001, are 197,600 exercisable shares under the 1995 plan, at a weighted average price of $9.23. Included in total outstanding options at December 31, 2000, are 238,430 exercisable shares under the 1995 plan, at a weighted average price of $8.43.

Additional information regarding options as of December 31, 2001 is as follows:

                         Options Outstanding                                   Options Exercisable
-----------------------------------------------------------------------------------------------------------
                                      Weighted Avg
      Range of           Number        Remaining        Weighted Avg        Number         Weighted Avg
   Exercise Prices    Outstanding  Contract Life(yrs)  Exercise Price     Exercisable     Exercise Price
-----------------------------------------------------------------------------------------------------------
   $5.21 to $5.25        21,700           3.8               $5.23           21,700            $5.23
       $6.08             55,000           4.5               $6.08           55,000            $6.08
      $11.33            161,900           5.6              $11.33          119,900           $11.33
 $17.00 to $17.50        35,000           9.1              $17.43            1,000           $17.00
                     --------------                                     --------------
         Total          273,600                                            197,600
                     ==============                                     ==============

As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation", requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for expected life: 60 months following vesting for 2001, 24 months following vesting for 2000, 77 months following vesting for 1997, and 64 months following vesting for 1996 and 1995. Assumptions for stock volatility were 12.41% in 2001 and 2000, 15.88% in 1997, 7.08% in 1996 and 6.59% in 1995.

Risk free interest rates used were 5.1% in 2001, 6.0% in 2000, 6.2% in 1997, 6.9% in 1996 and 6.4% in 1995. Expected dividends range from 1.7% to 3.8% during the expected term of the options. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values stock option awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $6,140,000 ($1.13 per share basic, $1.10 diluted) in 2001, $6,195,000 ($1.15 per share basic, $1.11 diluted) in 2000, and $4,817,000 ($0.93 per share basic, $0.87 diluted) in 1999. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation and, accordingly, the pro forma adjustments for the three years presented are not indicative of future period pro forma adjustments, when the calculation will apply to all stock options.

11. Employee Benefit Plans

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan and Trust, (the “ESOP”), designed to enable eligible employees to acquire shares of common stock. ESOP eligibility is based upon length of service requirements. The Company contributes cash to the ESOP in an amount determined at the discretion of the Board of Directors. The trustee of the ESOP uses such contribution to purchase shares of common stock currently outstanding, or to repay debt on the leveraged portion of the ESOP. The shares of stock purchased by the trustee are allocated to the accounts of the employees participating in the ESOP on the basis of total relative compensation. Employer contributions vest over a period of six years.

During June of 2000, the Company’s Employee Stock Ownership Plan (“ESOP”) established an unsecured five-year variable-rate revolving line of credit (“the loan”) in the amount of $1.0 million for the purpose of purchasing common stock of the Company. The loan is with a correspondent bank and is guaranteed by the plan’s sponsor, United Security Bancshares.

The ESOP used the proceeds of the loan to acquire shares of the Company’s common stock which will be held in a suspense account by the ESOP. At the end of each year, shares will be released for allocation to the accounts of the individual ESOP participants in proportion to the principal and interest paid on the loan during the year. The ESOP loan is recorded as a liability of the Company and the unreleased shares purchased with the loan are reported as unearned ESOP shares in shareholders’ equity. Unreleased shares are not recognized as outstanding for earnings per share and capital computations. Dividends on unallocated ESOP shares will be used to pay debt service on the ESOP loan and, as such, are recorded as a reduction of debt and accrued interest.

During the year ended December 31, 2001, the ESOP purchased 23,185 shares of common stock on the open market under the revolving line of credit for a total cost of $399,000 (average cost of $17.20 per share). During the year ended December 31, 2000, the leveraged ESOP purchased 46,861 shares of common stock on the open market for a total cost of $817,000 (average cost of $17.43 per share), and purchased an additional 8,126 shares prior to June 2000 when the Company leveraged its ESOP Plan. The ESOP purchased 19,750 shares of common stock in 1999. Compensation expense totaled $246,000, $254,000 and $211,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Interest expense incurred on the ESOP loan totaled $88,000 and $21,000 for the years ended December 31, 2001 and 2000, respectively.

Allocated, committed-to-be-released, and unallocated ESOP shares as of December 31, 2001, 2000 and 1999 were as follows:

                                            2001             2000          1999
-------------------------------------------------------------------------------------
Allocated                                 103,035           95,973        89,308
Committed-to-be-released                   11,952            7,742          --
Unallocated                                50,352           39,119          --
                                      -----------------------------------------------
Total ESOP shares                         165,339          142,834        89,308
                                      ===============================================
Fair value of unreleased shares          $855,984         $679,888          --
                                      ===============================================
401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code. All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire. Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors.

Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 5% of the employees’ eligible annual compensation. Company contributions are subject to certain vesting requirements over a period of six years. Contributions made by the Company are invested in Company stock. During 2001, 2000 and 1999, the Company contributed a total of $139,000, $120,000, and $114,000 to the Deferral Plan.

Salary Continuation Plan

The Company has established a non-qualified Salary Continuation Plan for five of the Company's key employees which provides additional compensation benefits upon retirement for a period of 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 years. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the Plan. At December 31, 2001 and 2000, $711,000 and $555,000, respectively, has been accrued to date and is included in other liabilities. In connection with the implementation of the Salary Continuation Plans, the Company purchased single premium universal life insurance policies on the life of each of the key employees covered under the Plan. The Company is the owner and beneficiary of these insurance policies. The cash surrender value of the policies was $2.4 million and $2.3 million at December 31, 2001 and 2000, respectively. The assets of the Plan, under Internal Revenue Service regulations, are the property of the Company and are available to satisfy the Company's general creditors.

12. Commitment and Contingent Liabilities

The Company leases land and premises for its branch banking offices and administration facilities. The initial terms of these leases expire at various dates through 2015. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. The total expense on land and premises leased under operating leases was $247,000, $234,000, and $259,000 during 2001, 2000, and 1999, respectively.

Future minimum rental commitments under existing leases as of December 31, 2001 are as follows:

                  (In thousands):
                -------------------------------------------------------
                    2002                                       $232
                    2003                                        194
                    2004                                        201
                    2005                                        204
                    2006                                        119
                 Thereafter                                     912
                                                      --------------
                                                             $1,862
                                                      ==============
13. Financial Instruments Fair Value Disclosure

The following summary disclosures are made in accordance with the provisions of Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” which requires the disclosure of fair value information about both on- and off- balance sheet financial instruments where it is practicable to estimate that value. Fair value is defined in SFAS No. 107 as the amount at which an instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. It is not the Company’s intent to enter into such exchanges.

In cases where quoted market prices were not available, fair values were estimated using present value or other valuation methods, as described below. The use of different assumptions (e.g., discount rates and cash flow estimates) and estimation methods could have a significant effect on fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. Because SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

                                      December 31, 2001                December 31, 2000
                              -------------------------------------------------------------------
                                                  Estimated                        Estimated
                                  Carrying           Fair          Carrying           Fair
   (In thousands)                  Amount           Value           Amount            Value
-------------------------------------------------------------------------------------------------
Financial Assets:
   Cash and cash equivalents       $29,255         $29,255         $19,176          $19,176
   Investment securities            63,365          63,365          60,006           59,932
   Loans, net                      335,620         334,683         260,575          260,514
Financial Liabilities:
   Deposits                        368,651         367,114         271,863          271,457
   Borrowings                       28,416          28,037          48,217           48,217
   Trust Preferred Securities       15,000          14,988            --                --
Commitments to extend credit          --              --              --                --
The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and Cash Equivalents - The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their estimated fair values.

Investments - Fair values for investment securities, including collateralized mortgage obligations, are based on quoted market prices.

Loans - Fair values of variable rate loans which reprice frequently and with no significant change in credit risk are based on carrying values. Fair values for all other loans are estimated using discounted cash flows over their remaining maturities, using interest rates at which similar loans would currently be offered to borrowers with similar credit ratings and for the same remaining maturities.

Deposits - Fair values for transaction and savings accounts are equal to the respective amounts payable on demand at December 31, 2001 and 2000 (i.e., carrying amounts). Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Borrowings - Borrowings consist of federal funds sold, securities sold under agreements to repurchase, and other short-term borrowings. Fair values of borrowings were estimated using the rates currently offered for borrowings with similar remaining maturities. At December 31, 2000, maturities or repricing terms of borrowings are less than 90 days. Consequently, the carrying amounts of borrowings approximate their fair values that date.

Trust Preferred Securities – Trust preferred securities reprice semiannually. Consequently, fair values were estimated using the rates currently offered for borrowings with similar remaining repricing characteristics.

Commitments to Extend Credit - Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. Fair values of standby letters of credit are based on fees currently charged for similar agreements. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at December 31, 2001 and 2000.

14. Regulatory Matters

Capital Guidelines - The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements adopted by the Board of Governors of the Federal Reserve System (“Board of Governors”). Failure to meet minimum capital requirements can initiate certain mandates and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require insured institutions to maintain a minimum leverage ratio of Tier 1 capital (the sum of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, minus intangible assets, identified losses and investments in certain subsidiaries, plus unrealized losses or minus unrealized gains on available for sale securities) to total assets. Institutions which have received the highest composite regulatory rating and which are not experiencing or anticipating significant growth are required to maintain a minimum leverage capital ratio of 3% of Tier 1 capital to total assets. All other institutions are required to maintain a minimum leverage capital ratio of at least 100 to 200 basis points above the 3% minimum requirement.

The Board of Governors has also adopted a statement of policy, supplementing its leverage capital ratio requirements, which provides definitions of qualifying total capital (consisting of Tier 1 capital and supplementary capital, including the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets) and sets forth minimum risk-based capital ratios of capital to risk-weighted assets. Insured institutions are required to maintain a ratio of qualifying total capital to risk weighted assets of 8%, at least one-half of which must be in the form of Tier 1 capital. Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

                                                                                           To Be Well
                                                                                        Capitalized Under
                                                                    For Capital         Prompt Corrective
                                                  Actual         Adequacy Purposes      Action Provisions
                                    -----------------------------------------------------------------------
  (In thousands)                            Amount     Ratio      Amount     Ratio       Amount    Ratio
-----------------------------------------------------------------------------------------------------------
As of December 31, 2001 (Company):
 Total Capital (to Risk Weighted Assets)   $52,662     12.89%    $32,694     8.00%      $40,868    10.00%
 Tier 1 Capital (to Risk Weighted Assets)   44,205     10.82%     16,347     4.00%       24,521     6.00%
 Tier 1 Capital ( to Average Assets)        44,205     10.20%     13,030     3.00%       21,716     5.00%

As of December 31, 2001 (Bank):
 Total Capital (to Risk Weighted Assets)   $50,729     12.48%    $32,523     8.00%      $40,654    10.00%
 Tier 1 Capital (to Risk Weighted Assets    46,272     11.38%     16,262     4.00%       24,392     6.00%
 Tier 1 Capital ( to Average Assets)        46,272     10.67%     13,005     3.00%       21,674     5.00%

As of December 31, 2000 (Bank):
 Total Capital (to Risk Weighted Assets)   $34,166     10.85%    $25,186     8.00%      $31,482    10.00%
 Tier 1 Capital (to Risk Weighted Assets)   30,393      9.65%     12,593     4.00%       18,889     6.00%
 Tier 1 Capital ( to Average Assets)        30,393      8.81%     10,349     3.00%       17,257     5.00%

As of December 31, 2001 and 2000, the most recent notifications from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total capital and Tier 1 capital (as defined) to risk-based assets (as defined), and a minimum leverage ratio of Tier 1 capital to average assets (as defined) as set forth in the proceeding discussion. There are no conditions or events since the notification that management believes have changed the institution’s category.

Under regulatory guidelines, the $15 million in Trust Preferred Securities issued in July of 2001 qualifies as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities qualifies as Tier 2 capital.

Dividends - Subsequent to the Reorganization on June 12, 2001, dividends paid to shareholders will be paid by the bank holding company, subject to restrictions set forth in the California General Corporation Law. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. Year-to-date as of December 31, 2001, the Company received $4.3 million in cash dividends from the Bank, from which the Company has declared or paid $1.9 million in dividends to shareholders.

Under California state banking law, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the California State Department of Financial Institutions, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. As of December 31, 2001, approximately $8.9 million was available to the Bank for cash dividend distributions without prior approval. Year-to-date, the Bank has paid dividends of $1.2 million to shareholders and dividends of $4.3 million to the Company.

Cash Restrictions - The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At December 31, 2001, the Bank’s qualifying balance with the Federal Reserve Bank was $5.6 million consisting of vault cash and balances.

15. Supplemental Cash Flow Disclosures

                                                    For the Year Ended December 31,
    (In thousands)                               2001           2000            1999
--------------------------------------------------------------------------------------------------
Cash paid during the period for:
  Interest                                     $13,385        $11,379          $7,808
  Income Taxes                                   3,943          3,927           3,225
Noncash investing activities:
  Loans transferred to foreclosed property       2,980          2,781           1,114
  Dividends declared not paid                      625            546             419
16. Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

                                                                For the Year Ended December 31,
   (In thousands, except earnings per share data)           2001             2000            1999
-----------------------------------------------------------------------------------------------------
Net income available to common shareholders                $6,193           $6,257          $4,923
                                                       ==============================================
Weighted average shares issued                              5,499            5,389           5,202
   Less: unearned ESOP shares                                 (55)             (14)             (0)
                                                       ----------------------------------------------
Weighted average shares outstanding                         5,444            5,375           5,202
   Add: dilutive effect of stock options                      120              213             312
                                                       ----------------------------------------------
Weighted average shares outstanding
     adjusted for potential dilution                        5,564            5,588           5,514
                                                       ==============================================
Basic earnings per share                                    $1.14            $1.16           $0.95
                                                       ==============================================
Diluted earnings per share                                  $1.11            $1.12           $0.89
                                                       ==============================================
17. Other Comprehensive Income

The following table provides a reconciliation of the amounts included in comprehensive income:

                                                                               December 31,
                                                                    2001           2000            1999
-----------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax:
  Unrealized gain (loss) on sale  securities - net income tax
  of $157,000, $491,000 and income tax benefit of $348,000       $235,000        $737,000       $(522,000)
Less: Reclassification adjustment for gain on sale of
  available-for-sale securities included in net income -
  net income tax of $307,000 and $2,000                          (461,000)         (3,000)              0
                                                              --------------- -------------- ---------------
Net unrealized (loss) gain on available-for-sale securities     $(226,000)      $(734,000)      $(522,000)
                                                              =============== ============== ===============

18. Common Stock Repurchase Plan

During August 2001, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to 280,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. The duration of the program is open-ended and the timing of the purchases will depend on market conditions. During the year ended December 31, 2001, the Company repurchased 115,786 shares for a total of $1.9 million. The repurchased shares were subsequently retired.

19. Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

        United Security Bancshares - (parent only)
        Balance Sheet                                                December 31,
        (In thousands)                                                   2001
       ---------------------------------------------------------------------------
        Assets:
           Cash and equivalents                                          $759
           Investment in bank subsidiary                               49,126
           Investment in nonbank entity                                 1,500
            Other assets                                                  487
                                                                    --------------
        Total assets                                                  $51,872
                                                                    ==============
        Liabilities & Shareholders' Equity
        Liabilities:
            Junior subordinated debt securities                       $15,000
            Accrued interest payable                                      533
            Other liabilities                                             280
                                                                    --------------
        Total liabilities                                              15,813
        Shareholders' Equity:
          Common  stock, no par value
            10,000,000 shares authorized, 5,397,298
              issued and outstanding, in 2001                          18,239
           Retained earnings                                           18,582
           Unearned ESOP shares                                          (873)
           Accumulated other comprehensive income                         111
                                                                    --------------
                  Total shareholders' equity                           36,059
                                                                    --------------
        Total liabilities and shareholders' equity                    $51,872
                                                                    ==============

        United Security Bancshares - (parent only)              For the Year Ended
        Income Statement                                            December 31,
         (In thousands)                                                  2001
       ------------------------------------------------------------------------------
        Income:
           Dividends from subsidiaries                                 $4,300
                                                                   ------------------
              Total income                                              4,300
        Expense:
           Interest expense                                               541
           Other expense                                                  122
                                                                    -----------------
             Total  expense                                               663
                                                                    -----------------
         Income before taxes and equity in
           undistributed income of subsidiary                           3,637
         Income tax benefit                                              (273)
         Equity in undistributed income of subsidiary                   2,283
                                                                    -----------------
        Net Income                                                     $6,193
                                                                    =================

        United Security Bancshares - (parent only)                   Year Ended
        Statement of Cash Flows                                      December 31,
         (In thousands)                                                  2001
      ----------------------------------------------------------------------------------
        Cash Flows From Operating Activities:
          Net income                                                    $6,193
          Adjustments to reconcile net earnings to cash provided
            by operating activities:
          Equity in undistributed income of subsidiaries                (2,283)
          Amortization of issuance costs                                     8
          Net change in other liabilities                                  259
                                                                    --------------------
             Net cash provided by operating activities                   4,177

        Cash Flows From Investing Activities:
           Capital contribution to subsidiary                          (13,700)
           Investment in nonbank entity                                 (1,500)
                                                                    --------------------
             Net cash used in investing activities                     (15,200)

        Cash Flows From Financing Activities:
           Net proceeds from issuance of junior subordinated debt       14,505
           Proceeds from stock options exercised                           429
           Repurchase and retirement of common stock                    (1,884)
           Payment of dividends on common stock                         (1,268)
                                                                    --------------------
              Net cash provided by financing activities                 11,782

        Net increase  in cash and cash equivalents                         759
        Cash and cash equivalents at beginning of period                     0
                                                                    --------------------
        Cash and cash equivalents at end of period                        $759
                                                                    ====================
        Supplemental cash flow disclosures
        Noncash financing activities:
           Dividends declared not paid                                    $625
                                                                    ====================
20. Quarterly Financial Data (unaudited)

Selected quarterly financial data for the years ended December 31, 2001 and 2000 are presented below:

                                                      2001                                  2000
                                     -----------------------------------------------------------------------------
(In thousands)                          4th      3rd       2nd       1st      4th       3rd       2nd      1st
------------------------------------------------------------------------------------------------------------------
Interest income                       $6,696   $7,848    $7,726    $7,793   $8,008    $7,668    $6,951   $6,314
Interest expense                       3,014    3,603     3,378     3,416    3,423     3,136     2,689    2,296
                                     -----------------------------------------------------------------------------
  Net interest income                  3,682    4,245     4,348     4,377    4,585     4,532     4,262    4,018
Loan loss provision                      465      492       401       375      525       375       380      300
Noninterest income                     1,066    1,449     1,126       636      582       656       627      673
Noninterest expense                    2,589    2,580     2,409     2,240    2,242     2,147     2,075    2,184
                                     -----------------------------------------------------------------------------
  Income before income tax expense     1,694    2,622     2,664     2,398    2,400     2,666     2,434    2,207
Income tax expense                       366      944       990       885      868       955       861      766
                                     -----------------------------------------------------------------------------
  Net income                          $1,328   $1,678    $1,674    $1,513   $1,532    $1,711    $1,573   $1,441
                                     =============================================================================
Net income per share:
  Basic                               $0.24     $0.31    $0.31      $0.28    $0.28     $0.32     $0.29    $0.27
                                     =============================================================================
  Diluted                             $0.24     $0.30    $0.30      $0.27    $0.27     $0.31     $0.28    $0.26
                                     =============================================================================
Dividends declared per share         $0.115    $0.115   $0.115     $0.115    $0.10     $0.10     $0.10    $0.08
                                     =============================================================================
Average shares outstanding
 for net income per share:
   Basic                              5,444    5,451     5,442     5,430     5,375     5,359     5,328    5,283
                                     =============================================================================
   Diluted                            5,564    5,577     5,576     5,577     5,587     5,588     5,582    5,563
                                     =============================================================================

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Information on Directors and Executive Officers" set forth in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders ("Proxy Statement").

Item 11 - Executive Compensation

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Compensation of Directors and Executive Officers" set forth in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders ("Proxy Statement").

Item 12 - Security Ownership of Certain Beneficial Owners and Management

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Shareholdings of Certain Beneficial Owners and Management" set forth in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders ("Proxy Statement").

Item 13 - Certain Relationships and Related Transactions

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Certain Related Parties and Related Party Transactions" set forth in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders ("Proxy Statement").

PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

See Financial Statements beginning on page 34 of this report.

(a)(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto or is not material.

(a)(3)	Exhibits

3.1	Articles of Incorporation, as amended. Filed as Exhibit 3.1 to the Company's Form 10-K filed March 29, 1999.

3.2	Bylaws, as amended. Filed as Exhibit 3.2 to the Company's Form 10-K filed March 29, 1999.

4.1	Specimen common stock certificate. Filed as Exhibit 4.1 to the Company's Form 10-K filed March 29, 1999.

10.1	Sublease for 2151 W. Shaw Avenue, Fresno, California. Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4 and incorporated herein by reference.

10.2	Assignment of Lease and Amendment of Lease for 2151 W. Shaw Avenue, Fresno, California. Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-4 and incorporated herein by reference.

10.3	Master Lease for 2151 W. Shaw Avenue, Fresno, California. Filed as Exhibit 10.3 to the Company's Registration Statement on Form S-4 and incorporated herein by reference.

10.4	Lease for 1041 E. Shaw Avenue, Fresno, California. Filed as Exhibit 10.4 to the Company's Registration Statement on Form S-4 and incorporated herein by reference.

10.6	Master Lease for 13356 S. Henderson Avenue, Caruthers, California. Filed as Exhibit 10.6 to the Company's Form 10-K filed March 27, 1998 and incorporated herein by reference.

10.7	Assignment of Lease and Consent of Landlord for 13356 S. Henderson Avenue, Caruthers, California. Filed as Exhibit 10.7 to the Company's Form 10-K filed March 27, 1998 and incorporated herein by reference.

10.8	USB 1987 Stock Option Plan. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed December 18, 1995 and incorporated herein by reference.

10.9	USB 1995 Stock Option Plan. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed October 16, 1995 and incorporated herein by reference.

10.10	Purchase and Assumption Agreement between Bank of America and United Security Bank filed as Exhibit 1 to the Company's Form 8-K filed November 21, 1997 and incorporated herein by reference.

10.11	Master Lease for Old Mill Village Shopping Center, Oakhurst, California. Filed as Exhibit 10.11 to the Company's Form 10-K filed March 29, 1999.

10.12	Amended and Restated Declaration of Trust for USB Capital Trust I—dated July 16, 2001. Filed as Exhibit 10.1 to the Company’s Form 10-Q filed August 14, 2001.

10.13	Indenture Agreement between United Security Bancshares and Bank of New York for Junior Subordinated Securities—dated July 16, 2001. Filed as Exhibit 10.2 to the Company’s Form 10-Q filed August 14, 2001.

11.1	Computation of earnings per share.

See Note 16 to Financial Statements on page 55 of this report

(b)        Reports on Form 8-K

              None were filed during the fourth quarter of 2001.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 20th day of March, 2002.

United Security Bancshares

/S/ Dennis R.Woods
Dennis R.Woods
Chairman of the Board and
President

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	3/20/2002	/s/ Robert G. Bitter Robert G. Bitter Director

Date:	3/20/2002	/s/ Tom Ellithorpe Tom Ellithorpe Director

Date:	3/20/2002	/s/ Ronnie D. Miller Ronnie D. Miller Director

Date:	3/20/2002	/s/ Walter Reinhard Walter Reinhard Director

Date:	3/20/2002	/s/ John Terzian John Terzian Director

Date:	3/20/2002	/s/ Bobbi Thomason Bobbi Thomason Director

Date:	3/20/2002	/s/ Stanley J. Cavalla Stanley J. Cavalla Director

Date:	3/20/2002	/s/ Mike Munoz, Jr. Mike Munoz, Jr. Director