Form 10-Q
period 2002-03-31
UNITED SECURITY BANCSHARES
filed 2002-05-14
CIK 1137547

 Click here for Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _______ TO _______ .

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of April 30, 2002: 5,382,937

UNITED SECURITY BANCSHARES AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10Q FOR THE PERIOD ENDED
MARCH 31, 2002

TABLE OF CONTENTS

United Security Bancshares and Subsidiaries
Consolidated Statements of Condition - Balance Sheets
March 31, 2002 (unaudited) and December 31, 2001

                                                                          March 31,           December 31,
   (In thousands except shares)                                              2002                 2001
-----------------------------------------------------------------------------------------------------------
Assets
   Cash and due from banks                                                  $19,309              $15,945
   Federal funds sold and securities purchased
     under agreements to resell                                              10,725               13,310
                                                                     --------------------------------------
        Cash and cash equivalents                                            30,034               29,255
  Securities available for sale (Note 2)                                     74,738               63,365
  Securities held to maturity (Note 2)                                            0                    0
                                                                     --------------------------------------
     Total investment securities                                             74,738               63,365

   Loans and leases (Note 3)                                                340,157              336,287
     Unearned fees                                                             (575)                (667)
     Allowance for credit losses                                             (5,024)              (4,457)
                                                                     --------------------------------------
       Net loans                                                            334,558              331,163

   Accrued interest receivable                                                4,057                3,751
   Premises and equipment - net                                               2,916                3,057
   Other real estate owned                                                   10,165                5,390
   Intangible assets                                                          2,570                2,660
   Cash surrender value of life insurance                                     2,438                2,411
   Investment in limited partnership                                          2,737                2,772
   Deferred income taxes                                                      1,820                1,730
   Other assets                                                               6,443                5,374
                                                                     ---------------------------------------
Total assets                                                               $472,476             $450,928
                                                                     =======================================
Liabilities & Shareholders' Equity:
Liabilities
   Deposits (Note 4)
     Noninterest bearing                                                    $70,393              $72,413
     Interest bearing                                                       311,582              296,238
                                                                     ---------------------------------------
        Total deposits                                                      381,975              368,651
   Federal funds purchased and securities sold
     under agreements to repurchase (Note 5)                                 35,400               27,500
   Other borrowings (Note 5)                                                    868                  916
   Accrued interest payable                                                     929                1,270
   Accounts payable and other liabilities                                     1,869                1,532
                                                                     ---------------------------------------
        Total liabilities                                                   421,041              399,869
Company obligated manditorily redeemable cumulative trust
  preferred securities of subsidiary trust holding solely junior
  subordinated debentures (Trust Preferred securities) (Note 6)              15,000               15,000

Commitments and Contingent Liabilities (Note 3)

Shareholders' Equity (Notes 7 and 10)
   Common  stock, no par value
       10,000,000 shares authorized, 5,382,937 and 5,397,298
          issued and outstanding, in 2002 and 2001, respectively             17,891               18,239
   Retained earnings                                                         19,391               18,582
   Unearned ESOP shares (Note 5)                                               (823)                (873)
Accumulated other comprehensive income                                          (24)                 111
                                                                     ---------------------------------------
          Total shareholders' equity                                         36,435               36,059
                                                                     ---------------------------------------
Total liabilities and shareholders' equity                                 $472,476             $450,928
                                                                     =======================================
      See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
Three Months Ended March 31, 2002 and 2001 (unaudited)

   (In thousands except shares and EPS)                                      2002                 2001
------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans, including fees                                                     $6,013               $6,835
   Investment securities - AFS - taxable                                        741                  713
   Investment securities - HTM - taxable                                          0                  152
   Investment securities - AFS - nontaxable                                      36                   40
   Federal funds sold and securities purchased
     under agreements to resell                                                  54                   53
                                                                     ---------------------------------------
        Total interest income                                                 6,844                7,793
Interest Expense:
   Interest on deposits                                                       2,194                2,941
   Interest on other borrowings                                                 519                  475
                                                                     ---------------------------------------
         Total interest expense                                               2,713                3,416
                                                                     ---------------------------------------
Net Interest Income Before
   Provision for Credit Losses                                                4,131                4,377
Provision for Credit Losses (Note 3)                                            620                  375
                                                                     ---------------------------------------
Net Interest Income                                                           3,511                4,002
Noninterest Income:
   Customer service fees                                                        953                  565
   Gain on sale of securities                                                     0                    1
   Gain on sale of other real estate owned                                        4                    0
   Gain on sale of fixed assets                                                   0                    8
   Other                                                                        362                   62
                                                                     ---------------------------------------
        Total noninterest income                                              1,319                  636
Noninterest Expense:
   Salaries and employee benefits                                             1,249                1,111
   Occupancy expense                                                            465                  423
   Data processing                                                              138                  123
   Professional fees                                                            197                   53
   Director fees                                                                 51                   48
   Amortization of intangibles                                                   90                   90
   Correspondent bank service charges                                            69                   47
   Other                                                                        436                  345
                                                                     ---------------------------------------
        Total noninterest expense                                             2,695                2,240
                                                                     ---------------------------------------
Income Before Taxes on Income                                                 2,135                2,398
Taxes on Income (Note 11)                                                       619                  885
                                                                     ---------------------------------------
Net Income                                                                   $1,516               $1,513
                                                                     =======================================
Other comprehensive income, net of tax:
 Unrealized (loss) gain on available for sale securities -
   net income tax (benefit) of $(90) and $50                                   (135)                  75
                                                                     ---------------------------------------
Comprehensive Income                                                         $1,381               $1,588
                                                                     =======================================
Net Income per common share (Note 9)
  Basic                                                                       $0.28                $0.28
                                                                     =======================================
  Diluted                                                                     $0.28                $0.27
                                                                     =======================================
Shares on which net income per common share
  were based (Note 9)
  Basic                                                                     5,387,206            5,430,274
                                                                     =======================================
  Diluted                                                                   5,487,304            5,577,221
                                                                     =======================================
     See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Shareholders' Equity
Periods Ended March 31, 2002

                                                Common stock   Common stock                           Accumulated
                                              ------------------------------                             Other
                                                  Number                    Retained     Unearned    Comprehensive
   (In thousands except shares)                 of Shares       Amount      Earnings    ESOP Shares   Income (Loss)    Total
--------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2001                         5,419,487      $19,178      $14,916       $(682)          $337        $33,749

 Director/Employee stock options exercised         34,842          313                                                    313
 Net changes in unrealized gain
  loss) on available for sale securities
  (net of income tax of $49,801 )                                                                           74             74
 Dividends on common stock ($0.115 per share)                                  (634)                                     (634)
 Unearned ESOP shares purchased                   (20,655)                                 (363)                         (363)
 Release of unearned ESOP shares                    3,244                                    56                            56
 Net Income                                                                   1,513                                     1,513
                                               ---------------------------------------------------------------------------------
Balance March 31, 2001 (unaudited)              5,436,918       19,491       15,795        (989)           411         34,708

 Director/Employee stock options exercised         69,988          493                                                    493
 Tax benefit of stock options exercised                            145                                                    145
 Net changes in unrealized gain
  (loss) on available for sale securities
  (net of income tax  benefit of $200,257 )                                                               (300)          (300)
 Dividends on common stock ($0.345 per share)                                (1,893)                                   (1,893)
 Repurchase and cancellation of common shares    (115,786)      (1,884)                                                (1,884)
 Unearned ESOP shares purchased                    (2,530)                                  (36)                          (36)
 Release of unearned ESOP shares                    8,708           (6)                     152                           146
 Net Income                                                                   4,680                                     4,680
                                               ---------------------------------------------------------------------------------
Balance December 31, 2001                       5,397,298       18,239       18,582        (873)           111         36,059

 Director/Employee stock options exercised          5,500           33                                                     33
 Tax benefit of stock options exercised                              2                                                      2
 Net changes in unrealized gain
  (loss) on available for sale securities
  (net of income tax benefit of $89,850)                                                                  (135)          (135)
 Dividends on common stock ($0.13 per share)                                   (707)                                     (707)
 Repurchase and cancellation of common shares     (22,776)        (381)                                                  (381)
 Release of unearned ESOP shares                    2,915           (2)                      50                            48
 Net Income                                                                   1,516                                     1,516
                                               ---------------------------------------------------------------------------------
Balance March 31, 2002 (unaudited)              5,382,937      $17,891      $19,391       $(823)          $(24)       $36,435
                                               =================================================================================
  See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Periods Ended March 31, 2002 and 2001 (unaudited)

   (In thousands)                                                      2002                  2001
--------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net income                                                          $1,516                $1,513
  Adjustments to reconcile net earnings to cash provided
   by operating activities:
     Provision for credit losses                                         620                   375
     Depreciation and amortization                                       310                   292
     Amortization (accretion) of investment securities                   135                    (8)
     Gain on sale of securities                                            0                    (1)
     Increase in accrued interest receivable                            (306)                  (98)
     Decrease in accrued interest payable                               (341)                  (78)
     Decrease in unearned fees                                           (92)                  (84)
     Increase in income taxes payable                                    617                   801
     Decrease in accounts payable and accrued liabilities               (360)                 (342)
     Write-down of other investments                                      40                     0
     Gain on sale of other real estate owned                              (4)                    0
     Gain on sale of assets                                                0                    (8)
     Increase in surrender value of life insurance                       (27)                  (28)
     Loss in limited partnership interest                                 57                    45
     Net increase in other assets                                       (996)                 (139)
                                                                   -------------------------------------
  Net cash provided by operating activities                            1,169                 2,240

Cash Flows From Investing Activities:
  Purchases of available-for-sale securities                         (17,364)              (20,691)
  Net purchase of FHLB/FRB and other bank stock                         (114)                 (580)
  Maturities and calls of available-for-sale securities                5,632                18,129
  Net increase in loans                                               (8,926)              (14,906)
  Proceeds from sales of other real estate owned                         257                     0
  Capital expenditures for premises and equipment                        (76)                  (83)
  Proceeds from sales of premises and equipment                            0                    23
                                                                   -------------------------------------
Net cash used in investing activities                                (20,591)              (18,108)

Cash Flows From Financing Activities:
  Net decrease in demand deposit and savings accounts                 (2,325)               (5,555)
  Net increase in certificates of deposit                             15,649                25,389
  Net decrease in federal funds purchased                                  0               (10,300)
  Net increase in repurchase agreements                                7,900                    88
  Director/Employee stock options exercised                               33                   313
  Repurchase and retirement of common stock                             (381)                    0
  Proceeds from ESOP borrowings                                            0                   360
  Repayment of ESOP borrowings                                           (49)                  (53)
  Purchase of unearned ESOP shares                                         0                  (363)
  Payment of dividends on common stock                                  (626)                 (548)
                                                                   -------------------------------------
Net cash provided by financing activities                             20,201                 9,331
                                                                   -------------------------------------
Net increase (decrease) in cash and cash equivalents                     779                (6,537)
Cash and cash equivalents at beginning of period                      29,255                19,176
                                                                   -------------------------------------
Cash and cash equivalents at end of period                           $30,034               $12,639
                                                                   =====================================
See notes to financial statements

United Security Bancshares and Subsidiaries - Notes to Consolidated Financial Statements - (Unaudited)

1. Summary of Significant Accounting and Reporting Policies

The consolidated financial statements include the accounts of United Security Bancshares, Inc., and its wholly owned subsidiaries, United Security Bank and subsidiary (the "Bank"), and United Security Bancshares Capital Trust I (the "Trust"), (collectively the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, Inc. (including the Bank), except for periods prior to June 12, 2001, in which case, references to the Company are references to the Bank.

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

United Security Bancshares Capital Trust I, a subsidiary of United Security Bancshares, is a Delaware statutory business trust formed for the exclusive purpose of issuing and selling Trust Preferred Securities. The Trust was formed on June 28, 2001 (See Note 6. "Trust Preferred Securities").

USB Investment Trust Inc. was incorporated effective December 31, 2001 as a special purpose real estate investment trust ("REIT") under Maryland law. The REIT is a subsidiary of the Bank and was funded with $133.0 million in real estate-secured loans contributed by the Bank. USB Investment Trust will give the Bank flexibility in raising capital, and will reduce the expenses associated with holding the assets contributed to USB Investment Trust.

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2001. The consolidated financial statements of the Company for the periods prior to the Reorganization consist of those of the Bank. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

2. Securities Available for Sale

Following is a comparison of the amortized cost and approximate fair value of securities available for sale for the periods ended March 31, 2002 and December 31, 2001

                                        ----------------------------------------------------------------
                                                            Gross           Gross         Fair Value
                                           Amortized      Unrealized      Unrealized      (Carrying
   (In thousands)                             Cost          Gains           Losses          Amount)
--------------------------------------------------------------------------------------------------------
March 31, 2002:
U.S. Government agencies                     $54,550         $273           $(211)         $54,612
U.S. Government agency
 collateralized mortgage obligations             102            0               0              102
Obligations of state and
 political subdivisions                        2,963           57              (5)           3,015
Other debt securities                         17,163            0            (154)          17,009
                                        ----------------------------------------------------------------
                                             $74,778         $330           $(370)         $74,738
                                        ================================================================
December 31, 2001:
U.S. Government agencies                     $42,341         $360            $(74)         $42,627
U.S. Government agency
 collateralized mortgage obligations             211            1              (2)             210
Obligations of state and
 political subdivisions                        3,464           72              (4)           3,532
Other debt securities                         17,164            0            (168)          16,996
                                        ----------------------------------------------------------------
                                             $63,180         $433           $(248)         $63,365
                                        ================================================================

Included in other debt securities at March 31, 2002 and December 31, 2001, are a short-term government securities mutual fund totaling $10.0 million, a CRA qualified investment fund totaling $4.0 million, and Trust Preferred securities pools totaling $3.2 million. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note. The principal strategy of the CRA qualified investment fund is to invest in debt securities that will cause the shares of the fund to qualify under the Community Reinvestment Act of 1977 (“CRA”) as CRA qualified investments. Such investments may include U.S. Government agencies, taxable municipal bonds, and certificates of deposit.

There were no realized gains or losses on sales of available-for-sale securities during the three-month period ended March 31, 2002. Realized gains on sale of available-for-sale securities totaled $846 during the three months ended March 31, 2001.

The amortized cost and fair value of securities available for sale at March 31, 2002, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         March 31, 2002
                                                -------------------------------------
                                                 Amortized            Fair Value
  (In thousands)                                    Cost          (Carrying Amount)
-------------------------------------------------------------------------------------
Due in one year or less                           $10,166              $10,166
Due after one year through five years              41,458               41,482
Due after five years through ten years              5,225                5,292
Due after ten years                                17,827               17,696
Collateralized mortgage obligations                   102                  102
                                                -------------------------------------
                                                  $74,778              $74,738
                                                =====================================

Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

At March 31, 2002 and December 31, 2001, available-for-sale securities with an amortized cost of approximately $55,973,000 and $43,833,000 (fair value of $56,057,000 and $44,198,000) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

3. Loans

Loans include the following:

                                             March 31,         December 31,
   (In thousands)                              2002                2001
-----------------------------------------------------------------------------
Commercial and industrial                    $102,957            $102,280
Real estate - mortgage                         95,074             111,425
Real estate - construction                    109,294              92,764
Agricultural                                   13,739              12,987
Installment/other                               8,618               6,647
Lease financing                                10,475              10,184
                                        -------------------------------------
Total Loans                                  $340,157            $336,287
                                        =====================================

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 30.3% of total loans at March 31, 2002 and have a high degree of industry diversification. A substantial portion of the commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 28.0% of total loans at March 31, 2002, are secured by trust deeds on primarily commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

Real estate construction loans, representing 32.1% of total loans at March 31, 2002, consist of loans to residential contractors which are secured by single family residential properties. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions.

Agricultural loans represent 4.0% of total loans at March 31, 2002 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Lease financing loans, representing 3.1% of total loans at March 31, 2002, consist of loans to small businesses which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

Loans over 90 days past due and still accruing interest totaled $848,000 at March 31, 2002. There were no loans over 90 days past due and still accruing interest at December 31, 2001. Nonaccrual loans totaled $7.3 million and $13.0 million at March 31, 2002 and December 31, 2001, respectively.

An analysis of changes in the allowance for credit losses is as follows:

                                                March 31,      December 31,      March 31,
   (In thousands)                                 2002             2001            2001
--------------------------------------------------------------------------------------------
Balance, beginning of year                      $4,457            $3,773          $3,773
Provision charged to operations                    620             1,733             375
Losses charged to allowance                        (67)           (1,076)           (398)
Recoveries on loans previously charged off          14                27               7
                                              ----------------------------------------------
Balance at end-of-period                        $5,024            $4,457          $3,757
                                              ==============================================

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

At March 31, 2002 and 2001, the Company's recorded investment in loans for which impairment has been recognized totaled $7.3 million and $3.9 million. Included in this amount is $1.2 million and $385,000 of impaired loans for which the related specific allowance is $98,000 and $289,000, as well as $6.1 million and $3.5 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $10.8 million and $3.8 million for the three-month periods ended March 31, 2002 and 2001, respectively. At December 31, 2001, the Company's recorded investment in loans for which impairment has been recognized totaled $13.1 million. Included in this amount is $1.3 million of impaired loans for which the related specific allowance is $115,000, as well as $11.8 million of impaired loans that as a result of write-downs or the fair value of the collateral did not have a specific allowance. The average recorded investment in impaired loans was $5.7 for the year ended December 31, 2001. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the three months ended March 31, 2002 and 2001, the Company recognized no income on such loans. For the year ended December 31, 2001, the Company recognized $23,000 on such loans.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At March 31, 2002 and December 31, 2001 these financial instruments include commitments to extend credit of $106.7 million and $108.1 million, respectively, and standby letters of credit of $6.4 million and $6.3 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the bank has in off-balance sheet financial instruments.

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

4. Deposits

Deposits include the following:

                                                  March 31,         December 31,
   (In thousands)                                   2002                2001
-------------------------------------------------------------------------------------
Noninterest bearing deposits                      $70,393             $72,413
Interest bearing deposits:
   NOW and money market accounts                   83,822              83,316
   Savings accounts                                19,072              19,883
   Time deposits:
      Under $100,000                               65,032              68,414
      $100,000 and over                           143,656             124,625
                                             ----------------------------------------
Total interest bearing deposits                   311,582             296,238
                                             ----------------------------------------
Total deposits                                   $381,975            $368,651
                                             ========================================

At March 31, 2002, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

   (In thousands)
--------------------------------------------------------------------------------
One year or less                                                 $176,531
More than one year, but less than or equal to two years            28,739
More than two years, but less than or equal to three years          1,086
More than three years, but less than or equal to four years         1,922
More than four years, but less than or equal to five years            399
More than five years                                                   11
                                                             -------------------
                                                                 $208,688
                                                             ===================

5. Short-term Borrowings/Other Borrowings

At March 31, 2002, the Company had collateralized and uncollateralized lines of credit with aggregating $151.0 million, as well as FHLB lines of credit totaling $ 37.1 million. Advances on the FHLB lines of credit totaled $34.5 million at March 31, 2002. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB and certain qualifying mortgage loans. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

The Company had collateralized and uncollateralized lines of credit with aggregating $119.6 million, as well as repurchase agreement lines of credit totaling $5.3 million and FHLB lines of credit totaling $ 35.6 million at December 31, 2001. As of that date, investment securities of $5.6 million (including accrued interest) were pledged as collateral for repurchase agreements and $64.9 million in real estate-secured loans were pledged as collateral for FHLB advances

The table below provides further detail of the Company's repurchase agreements and FHLB advances for the years ended March 31, 2002 and December 31, 2001:

                                                             March 31,         December 31,
  (In thousands)                                               2002                2001
---------------------------------------------------------------------------------------------
Outstanding:
    Average for the period - Repos                             $883              $12,048
    Average for the period - FHLB advances                  $23,227              $19,255
    Maximum during the period - total borrowings            $35,400              $38,250
Interest rates:
    Average for the period - Repos                            1.96%                4.90%
    Average for the period - FHLB advances                    4.58%                4.79%
    Average at period end - Repos                              ---                 1.93%
    Average at period end - FHLB advances                     4.17%                4.66%

On June 20, 2000, the Company’s ESOP entered into an agreement with a correspondent bank to establish a $1.0 million unsecured revolving line of credit with a variable rate of prime plus 100 basis points and maturity of June 20, 2005. The loan is guaranteed by the Company. Advances on the line totaled $868,000 at March 31, 2002.

6. Trust Preferred Securities

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

Issuance costs of $495,000 related to the Trust Preferred Securities have been deferred and will be amortized over the 30-year life of the securities. Interest expense on the Trust Preferred Securities totaled $234,000 and amortization expense totaled $4,000 for the three months ended March 31, 2002.

7. Regulatory Matters

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

The following table sets forth the Company's and the Bank's actual capital positions at the periods presented:

                                                  March 31,      December 31,      March 31,
                                                    2002             2001             2001
-------------------------------------------------------------------------------------------------
Company:
  Total Capital (to Risk Weighted Assets)           13.17%          12.89%            N/A
  Tier I Capital (to Risk Weighted Assets)          11.03%          10.82%            N/A
  Tier I Capital (to Average Assets)                10.06%          10.20%            N/A

Bank:
  Total Capital (to Risk Weighted Assets)           12.57%          12.48%           10.74%
  Tier I Capital (to Risk Weighted Assets)          11.34%          11.38%            9.59%
  Tier I Capital (to Average Assets)                10.29%          10.67%            8.82%

As of March 31, 2002 and December 31, 2001, the most recent notifications from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total capital and Tier 1 capital (as defined) to risk-based assets (as defined), and a minimum leverage ratio of Tier 1 capital to average assets (as defined) as set forth in the proceeding discussion. There are no conditions or events since the notification that management believes have changed the institution’s category.

Management believes that, under regulatory guidelines, the $15 million in Trust Preferred Securities issued in July of 2001 will qualify as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities will qualify as Tier 2 capital.

Dividends - Subsequent to the Reorganization on June 12, 2001, dividends paid to shareholders will be paid by the bank holding company, subject to restrictions set forth in the California General Corporation Law. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. Year-to-date as of March 31, 2001, the Company has received $1,950,000 in cash dividends from the Bank, from which the Company has declared or paid $1,332,000 in dividends to shareholders.

Under California state banking law, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the California State Department of Financial Institutions, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. As of March 31, 2002, approximately $6.5 million was available to the Bank for cash dividend distributions without prior approval. Year-to-date, the Bank has paid dividends of $1,950,000 to the Company.

8. Supplemental Cash Flow Disclosures

                                                     Three Months Ended March 31,
   (In thousands)                                      2002                2001
---------------------------------------------------------------------------------------
Cash paid during the period for:
  Interest                                            $3,055              $3,495
  Income Taxes                                             0                  84
Noncash investing activities:
  Loans transferred to foreclosed property             5,030                   0
  Dividends declared not paid                            705                 632

9. Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

                                                              Three Months Ended March 31,
   (In thousands except earnings per share data)                 2002               2001
--------------------------------------------------------------------------------------------
Net income available to common shareholders                     $1,516             $1,513
Weighted average shares issued                                   5,436              5,486
   Less: unearned ESOP shares                                      (49)               (56)
                                                             -------------------------------
Weighted average shares outstanding                              5,387              5,430
   Add: dilutive effect of stock options                           100                147
                                                             -------------------------------
Weighted average shares outstanding
   adjusted for potential dilution                               5,487              5,577
                                                             ===============================
Basic earnings per share                                         $0.28              $0.28
                                                             ===============================
Diluted earnings per share                                       $0.28              $0.27
                                                             ===============================

10. Common Stock Repurchase Plan

During August 2001, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to 280,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. The duration of the program is open-ended and the timing of the purchases will depend on market conditions. During the three months ended March 31, 2002, the Company repurchased 22,776 shares for a total of $381,000. During the year ended December 31, 2001, the Company repurchased 115,786 shares for a total of $1.9 million. The repurchased shares were subsequently retired.

11. Income Taxes

The effective tax rate for the three months ended March 31, 2002 was 29.0% as compared to 36.9% for the three months ended March 31, 2001 and 33.9% for the year ended December 31. 2001. The decline in the Company’s effective tax rate during 2002, was primarily the result of the formation of USB Investment Trust, Inc., as a subsidiary of the Bank during January of 2002. The subsidiary was formed as a special purpose real estate investment trust (“REIT”) under Maryland law.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On June 28, 2001, United Security Bancshares Capital Trust I (the “Trust”) was formed as a Delaware business trust for the sole purpose of issuing Trust Preferred securities. On July 16, 2001, the Trust completed the issuance of $15 million in Trust Preferred securities, and concurrently, the Trust used the proceeds from that offering to purchase Junior Subordinated Debentures of the Company. The Company subsequently contributed $13.7 million of the $14.5 million in net proceeds received from the Trust to the Bank to increase its regulatory capital.

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

Results of Operations

For the three months ended March 31, 2002, the Company reported net income of $1.516 million or $0.28 per share ($0.28 diluted) as compared to $1.513 million or $0.28 per share ($0.27 diluted) for the three months ended March 31, 2001. The Company’s return on average assets was 1.36% for the three months ended March 31, 2002 as compared to 1.73% for the same three-month period of 2001. The Bank’s return on average equity was 16.76% for the three months ended March 31, 2002 as compared to 17.78% for the same three-month period of 2001.

Net Interest Income

Net interest income, the most significant component of earnings, is the difference between the interest and fees received on earning assets and the interest paid on interest-bearing liabilities. Earning assets consist primarily of loans, and to a lesser extent, investments in securities issued by federal, state and local authorities, and corporations. These earning assets are funded by a combination of interest-bearing and noninterest-bearing liabilities, primarily customer deposits and short-term and long-term borrowings. Net interest income before provision for credit losses totaled $4.1 million for the three months ended March 31, 2002, representing a decrease of $246,000 or 5.6% when compared to the $4.4 million reported for the same three months of the previous year. The decrease in net interest income between 2001 and 2002 is primarily the result of a significant decline in market rates of interest, which was only partially offset by growth in earning assets between these two three-month periods.

The Bank's net interest margin, as shown in Table 1, decreased to 4.07% at March 31, 2002 from 5.44% at March 31, 2001, a decrease of 137 basis points (100 basis points = 1%) between the two periods. Market rates of interest decreased significantly between the three-month periods ended March 31, 2001 and 2002. The prime rate averaged 4.75% for the three months ended March 31, 2002 as compared to 8.63% for the comparative three months of 2001.

Table 1. - Distribution of Average Assets, Liabilities and Shareholders' Equity:
Interest rates and Interest Differentials
Periods Ended March 31, 2002 and 2001
                                              ----------------------------------------------------------------------------
                                                             2002                                 2001
                                              ----------------------------------------------------------------------------
     (dollars in thousands)                     Average                 Yield/     Average                   Yield/
                                                Balance    Interest      Rate      Balance      Interest      Rate
--------------------------------------------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
 Loans (1)                                    $336,801      $6,013       7.24%     $267,705      $6,835      10.35%
 Investment Securities - taxable                59,333         741       5.06%       51,275         865       6.84%
 Investment Securities - nontaxable (2)          3,035          36       4.81%        3,317          40       4.89%
 Federal funds sold  and reverse repos          12,644          54       1.73%        3,834          53       5.61%
                                              ----------------------------------------------------------------------------
       Total interest-earning assets           411,813      $6,844       6.74%      326,131      $7,793       9.69%
                                              ======================                =====================
Allowance for possible loan losses              (4,819)                              (3,735)
Noninterest-bearing assets:
 Cash and due from banks                        16,424                               12,286
 Premises and equipment, net                     3,014                                3,379
 Accrued interest receivable                     3,357                                3,297
 Other real estate owned                         7,156                                2,661
 Other assets                                   15,382                               11,574
                                              -------------                        -------------
       Total average assets                   $452,327                             $355,593
                                              =============                        =============
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
  NOW accounts                                 $25,855        $53         0.83%     $23,592        $101       1.74%
  Money market accounts                         59,707        312         2.12%      40,471         388       3.89%
  Savings accounts                              19,273         42         0.88%      17,630          93       2.14%
  Time deposits                                193,187      1,787         3.75%     155,257       2,359       6.16%
  Other borrowings                              25,308        281         4.50%      30,879         475       6.24%
  Trust Preferred securities                    15,000        238         6.43%           0           0       0.00%
                                              ----------------------------------------------------------------------------
       Total interest-bearing liabilities      338,330     $2,713         3.25%     267,829      $3,416       5.17%
                                              ======================               =======================
Noninterest-bearing liabilities:
  Noninterest-bearing checking                  75,062                               50,484
  Accrued interest payable                       1,020                                1,319
  Other liabilities                              1,226                                1,445
                                             -------------                         -------------
         Total Liabilities                     415,638                              321,077

Total shareholders' equity                      36,689                               34,516
                                              -------------                        -------------
    Total average liabilites and
        Shareholders' equity                  $452,327                             $355,593
                                              =============                        =============
Interest income as a percentage
     of average earning assets                                            6.74%                                9.69%
Interest expense as a percentage
     of average earning assets                                            2.67%                                4.25%
                                                                      -------------                        -------------
Net interest margin                                                       4.07%                                5.44%
                                                                      =============                        =============
(1)	Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $324,000 and $347,000 for the three months ended March 31, 2002 and 2001, respectively.
(2)	Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis because they are not material to the Company’s results of operations.

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

Table 2. Rate and Volume Analysis
                                                  Increase (decrease) in the three months ended
                                                    March 31, 2002 compared to March 31, 2001
                                                  -----------------------------------------------
   (In thousands)                                      Total           Rate          Volume
-------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
  Loans                                                $(822)       $(2,348)         $1,526
  Investment securities                                 (128)          (246)            118
  Federal funds sold and securities purchased
    under agreements to resell                             1            (56)             57
                                                  -----------------------------------------------
          Total interest income                         (949)        (2,650)          1,701

Increase (decrease) in interest expense:
  Interest-bearing demand accounts                      (124)          (257)            133
  Savings accounts                                       (51)           (59)              8
  Time deposits                                         (572)        (1,063)            491
  Other borrowings                                      (194)          (118)            (76)
  Trust Preferred securities                             238              0             238
                                                  -----------------------------------------------
          Total interest expense                        (703)        (1,497)            794
                                                  -----------------------------------------------
Increase in net interest income                        $(246)       $(1,153)           $907
                                                  ===============================================

For the three months ended March 31, 2002, total interest income decreased approximately $949,000 or 12.2% as compared to the three months ended March 31, 2001. The change is attributable primarily to a substantial decrease in market rates of interest, which was only partially offset by an increase in the overall volume of earning assets. Earning asset growth was mostly in loans and, to a smaller degree, in investment securities and federal funds sold.

For the three months ended March 31, 2002, total interest expense decreased approximately $703,000 or 20.6% as compared to the three-month period ended March 31, 2001. While average interest-bearing liabilities increased by $70.5 million between the three-month periods ended March 31, 2002 and 2001, the average rate paid on those liabilities declined by 192 basis points, which more than outweighed in the increase in volume.

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management's continuous credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the three months ending March 31, 2002 the provision to the allowance for credit losses amounted to $620,000 as compared to $375,000 for the three months ended March 31, 2001. The amount provided to the allowance for credit losses during the first three months brought the allowance to 1.48% of net outstanding loan balances at March 31, 2002, as compared to 1.33% of net outstanding loan balances at December 31, 2001, and 1.36% at March 31, 2001.

Noninterest Income

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers. Noninterest income for the three months ended March 31, 2002 increased $683,000 when compared to the same period last year. An increase in customer service fees accounted for $388,000 or more than half of the increase in total noninterest income between the two three-month periods presented, and is are attributable to growth in checking service charges, as well as overdraft and ATM fee income. Increases in other noninterest income accounted for another $300,000 of the total increase in noninterest income between the two periods. Of the increase in other noninterest income, $249,000 is attributable to shared appreciation income on commercial real estate.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001:

Table 3. Changes in Noninterest Expense
   (In thousands)                                   Amount            Percent
----------------------------------------------------------------------------------
Salaries and employee benefits                       $138              12.41%
Occupancy expense                                      42               9.83%
Data processing                                        15              12.51%
Professional fees                                     144             275.20%
Directors fees                                          3               7.11%
Amortization of intangibles                             0               0.00%
Correspondent bank service charges                     22               48.17%
Other                                                  91               25.87%
                                                   -------------------------------
    Total noninterest expense                        $455               20.31%
                                                   ===============================

Noninterest expense, excluding provision for credit losses and income tax expense, totaled $2.7 million for the three months ended March 31, 2002 as compared to $2.2 million for the same three-month period of 2001, representing an increase of $455,000 or 20.3% between the two periods. Increases in salaries and employee benefits were the result of additional staff to support the Company’s strategic long-term growth objectives, as well as normal wage and benefit increases combined with increased medical insurance costs incurred during the year. Professional fees increased between the three-month periods presented as the result of additional expenses incurred during 2002 for legal fees associated with impaired loans and costs of forming the Bank’s REIT subsidiary.

Financial Condition

Total assets increased to $472.5 million at March 31, 2002, up from $368.0 million at the end of the same period last year, and up from the balance of $450.9 million at December 31, 2001. Total deposits of $382.0 million at March 31, 2002 increased $90.3 million or 30.9% from the balance reported at March 31, 2001, and increased $13.3 million or 3.6% from the balance of $368.7 million reported at December 31, 2001. Between December 31, 2001 and March 31, 2002, loan growth totaled $3.9 million, while securities and other short-term investments increased $8.8 million.

Earning assets averaged approximately $411.8 million during the three months ended March 31, 2002, as compared to $326.1 million for the same three-month period of 2001. Average interest-bearing liabilities increased to $338.3 million for the three months ended March 31, 2002, as compared to $267.8 million for the comparative three-month period of 2001.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $340.2 million at March 31, 2002, an increase of $3.9 million or 1.2% when compared to the balance of $336.3 million at December 31, 2001, and an increase of $63.9 million or 23.1% when compared to the balance of $276.3 million reported at March 31, 2001. Loans on average rose 25.8% between the three-month periods ended March 31, 2001 and March 31, 2002, with loans averaging $336.8 million for the three months ended March 31, 2002, as compared to $267.7 million for the same three-month period of 2001.

During the first three months of 2002, increases were experienced in all loan categories except real estate mortgage loans. The following table sets forth the amounts of loans outstanding by category at March 31, 2002 and December 31, 2001, the category percentages as of those dates, and the net change between the two periods presented.

Table 4. Loans
                                   March 31, 2002        December 31, 2001
                             -------------------------------------------------------------------------
                                 Dollar       % of       Dollar       % of         Net          %
   (In thousands)                Amount       Loans      Amount       Loans       Change      Change
------------------------------------------------------------------------------------------------------
Commercial and industrial       $102,957      30.3%     $102,280      30.4%       $677         0.66%
Real estate - mortgage            95,074      28.0%      111,425      33.1%    (16,351)      -14.67%
Real estate - construction       109,294      32.1%       92,764      27.6%     16,530        17.82%
Agricultural                      13,739       4.0%       12,987       3.9%        752         5.80%
Installment/other                  8,618       2.5%        6,647       2.0%      1,971        29.66%
Lease financing                   10,475       3.1%       10,184       3.0%        291         2.86%
                               -----------------------------------------------------------------------
  Total Loans                   $340,157     100.0%     $336,287     100.0%     $3,870         1.15%
                                 =====================================================================

The overall average yield on the loan portfolio was 7.24% for the three months ended March 31, 2002 as compared to 10.35% for the three months ended March 31, 2001, and decreased between the two periods as the result of a significant decline in market rates of interest between the two periods. At March 31, 2002, 65.4% of the Company's loan portfolio consisted of floating rate instruments, as compared to 65.2% of the portfolio at December 31, 2001, with the majority of those tied to the prime rate.

Deposits

Total deposits increased during the period to a balance of $382.0 million at March 31, 2002 representing an increase of $13.3 million or 3.6% from the balance of $368.7 million reported at December 31, 2001, and an increase of $90.3 million or 31.0% from the balance reported at March 31, 2001. During the first quarter of 2002, increases were experienced primarily in time deposits greater than $100,000, with modest declines in all other deposit categories except NOW and money market accounts. The increase in time deposits is the result of additional brokered deposits taken during the first three months of 2002.

The following table sets forth the amounts of deposits outstanding by category at March 31, 2002 and December 31, 2001, and the net change between the two periods presented.

Table 5. Deposits
                                          March 31,     December 31,       Net       Percentage
   (In thousands)                           2002            2001          Change       Change
-------------------------------------------------------------------------------------------------
Noninterest bearing deposits              $70,393         $72,413        $(2,020)       -2.79%
Interest bearing deposits:
  NOW and money market accounts            83,822          83,316            506         0.61%
  Savings accounts                         19,072          19,883           (811)       -4.08%
  Time deposits:
    Under $100,000                         65,032          68,414         (3,382)       -4.94%
    $100,000 and over                     143,656         124,625         19,031        15.27%
                                       ----------------------------------------------------------
Total interest bearing deposits           311,582         296,238         15,344         5.18%
                                       ----------------------------------------------------------
Total deposits                           $381,975        $368,651        $13,324         3.61%
                                       ==========================================================

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $15.3 million or 5.18% between December 31, 2001 and March 31, 2002, while noninterest-bearing deposits decreased $2.0 million or 2.79% between the same two periods presented. Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 61.9% and 65.5% of the total deposit portfolio at March 31, 2002 and December 31, 2001, respectively.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $85.7 million or 29.8% in total deposits between the three month periods ended March 31, 2001 and March 31, 2002. Between these two periods, average interest-bearing deposits increased $61.1 million or 25.8%, while total noninterest-bearing checking increased $24.6 million or 48.7% on a year-to-date average basis.

Short-term Borrowings

The Company has the ability to obtain borrowed funds consisting of federal funds purchased, securities sold under agreements to repurchase (“repurchase agreements”) and Federal Home Loan Bank (“FHLB”) advances as alternatives to retail deposit funds. The Company has established collateralized and uncollateralized lines of credit with several correspondent banks, as well as a securities dealer, for the purpose of obtaining borrowed funds as needed. The Company may continue to borrow funds in the future as part of its asset/liability strategy, and may use these funds to acquire certain other assets as deemed appropriate by management for investment purposes and to better utilize the capital resources of the Bank. Federal funds purchased represent temporary overnight borrowings from correspondent banks and are generally unsecured. Repurchase agreements are collateralized by mortgage backed securities and securities of U.S. Government agencies, and generally have maturities of one to six months, but may have longer maturities if deemed appropriate as part of the Company’s asset/liability management strategy. FHLB advances are collateralized by all of the Company’s stock in the FHLB and certain qualifying mortgage loans. In addition, the Company has the ability to obtain borrowings from the Federal Reserve Bank of San Francisco, which would be collateralized by certain pledged loans in the Company’s loan portfolio. The lines of credit are subject to periodic review of the Company’s financial statements by the grantors of the credit lines. Lines of credit may be modified or revoked at any time if the grantors feel there are adverse trends in the Company’s financial position.

The Company had collateralized and uncollateralized lines of credit aggregating $151.0 million, as well as FHLB lines of credit totaling $37.1 million at March 31, 2002. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB and certain qualifying mortgage loans. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At March 31, 2002, the Company had advances on the FHLB line of credit totaling $35.4 million. The Company had collateralized and uncollateralized lines of credit aggregating $119.6 million, as well as a repurchase agreement line of credit of $5.3 million and FHLB lines of credit totaling $35.6 million at December 31, 2001. The Company had repurchase agreements of $5.3 million and FHLB advances of $22.2 million outstanding at December 31, 2001.

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

The allowance for credit losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in existing loans and commitments to extend credit. The adequacy of the allowance for credit losses is based upon management's continuing assessment of various factors affecting the collectibility of loans and commitments to extend credit; including current economic conditions, past credit experience, collateral, and concentrations of credit. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The conclusion that a loan may become uncollectible, either in part or in whole, is judgmental and subject to economic, environmental, and other conditions which cannot be predicted with certainty. When determining the adequacy of the allowance for credit losses, the Company follows the guidelines set forth in the Interagency Policy Statement on the Allowance for Loan and Lease Losses (“Statement”) issued jointly by banking regulators during July 2001. The Statement outlines characteristics that should be used in segmentation of the loan portfolio for purposes of the analysis including risk classification, past due status, type of loan, industry or collateral. It also outlines factors to consider when adjusting the loss factors for various segments of the loan portfolio. Securities and Exchange Commission Staff Accounting Bulletin No. 102 was also released at this time which represents the SEC staff’s view relating to methodologies and supporting documentation for the Allowance for Loan and Lease Losses that should be observed by all public companies in complying with the federal securities laws and the Commission’s interpretations. It is also generally consistent with the guidance published by the banking regulators.

The Company’s methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include:

  the formula allowance,
  specific allowances for problem graded loans ("classified loans")
  and the unallocated allowance

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, and 9) other business conditions. During the first quarter of 2002, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

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

At March 31, 2002 and 2001, the Company's recorded investment in loans for which impairment has been recognized totaled $7.3 million and $3.9 million, respectively. Included in total impaired loans at March 31, 2002, is $1.2 million of impaired loans for which the related specific allowance is $98,000, as well as $6.1 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at March 31, 2001 included $385,000 of impaired loans for which the related specific allowance is $289,000, as well as $3.5 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $10.8 million during the first three months of 2002, and $3.8 million during the first three months of 2001. In most cases, the Bank uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the three months ended March 31, 2002 and 2001, the Bank recognized no income on such loans.

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

Table 6. Allowance for Credit Losses - Summary of Activity (unaudited)
                                                            March 31,         March 31,
  (In thousands)                                               2002              2001
------------------------------------------------------------------------------------------
Total loans outstanding at end of period before
Deducting allowances for credit losses                      $339,582          $275,578
                                                        ==================================
Average net loans outstanding during period                  336,801           267,705
                                                        ==================================
Balance of allowance at beginning of period                    4,457             3,773
Loans charged off:
  Real estate                                                      0                 0
  Commercial and industrial                                      (58)             (398)
  Installment and other                                           (9)                0
                                                        ----------------------------------
       Total loans charged off                                   (67)             (398)

Recoveries of loans previously charged off:
  Real estate                                                      0                 0
  Commercial and industrial                                       14                 7
  Installment and other                                            0                 0
                                                        ----------------------------------
       Total loan recoveries                                      14                 7
                                                        ----------------------------------
Net loans charged off                                            (53)             (391)
Provision charged to operating expense                           620               375
Balance of allowance for credit losses                  ----------------------------------
    at end of period                                          $5,024            $3,757
                                                        ==================================

Net loan charge-offs to
  total average loans (annualized)                             0.06%             0.59%
Net loan charge-offs to loans at
  end of period (annualized)                                   0.06%             0.58%
Allowance for credit losses to
  total loans at end of period                                 1.48%             1.36%
Net loan charge-offs to allowance
  for credit losses (annualized)                               4.28%            42.21%
Net loan charge-offs to provision
  for credit losses (annualized)                               8.55%           104.27%

Management believes that the 1.48% credit loss allowance at March 31, 2002 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 7. Nonperforming Assets
                                                             March 31,          December 31,
   (In thousands)                                               2002                2001
------------------------------------------------------------------------------------------------
Nonaccrual Loans (1)                                           $7,343             $13,019
Restructured Loans                                                  0                   0
                                                            ------------------------------------
   Total nonperforming loans                                    7,343              13,019

Other real estate owned                                        10,165               5,390
                                                            ------------------------------------
   Total nonperforming assets                                 $17,508             $18,409
                                                            ====================================
Loans past due 90 days or more, still accruing                   $848                  $0
                                                            ====================================
Nonperforming loans to total gross loans                         2.16%               3.87%
                                                            ====================================
Nonperforming assets to total gross loans                        5.15%               5.47%
                                                            ====================================
(1)	Included in nonaccrual loans at March 31, 2002 and December 31, 2001, are restructured loans totaling $33,000 and $37,600, respectively.

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

Except for the loans included in the above table, there were no loans at March 31, 2002 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk. The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans which comprise approximately 65.4% of the Company’s loan portfolio at March 31, 2002. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At March 31, 2002, the Bank had 70.8% of total assets in the loan portfolio and a loan to deposit ratio of 88.9%. Liquid assets at March 31, 2002 include cash and cash equivalents totaling $30.0 million as compared to $29.3 million at December 31, 2001. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $188.1 million at March 31, 2002.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During 2002, total dividends paid by the Bank to the parent company totaled $1.950 million dollars. As a bank holding company newly formed under the Bank Holding Act of 1956, United Security Bancshares is to provide a source of financial strength for its subsidiary bank(s). To help provide financial strength, United Security Bancshares’ trust subsidiary, United Security Bancshares Capital Trust I, recently completed a $15 million offering in Trust Preferred Securities during July 2001, the proceeds of which were used to purchase Junior Subordinated Debentures of the Company. Of the $14.5 million in net proceeds received by the Company, $13.7 million was used to enhance the liquidity and capital positions of the Bank.

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

The Company's asset/liability profile is not complex. The Company does not currently engage in trading activities or use derivatives to control interest rate risk, although it has the ability to do so if deemed necessary by ALCO and approved by the Board of Directors. From the “Gap” report below, the Company is apparently subject to interest rate risk to the extent that its liabilities have the potential to reprice more quickly than its assets within the next year. At March 31, 2002, the Company had a cumulative 12 month Gap of $-43.1 million or -10.3% of total earning assets. Management believes the Gap analysis shown below is not entirely indicative of the Company’s actual interest rate sensitivity, because certain interest-sensitive liabilities would not reprice to the same degree as interest-sensitive assets. For example, if the prime rate were to change by 50 basis points, the floating rate loans included in the $210.3 million immediately adjustable category would change by the full 50 basis points. Interest bearing checking and savings accounts which are also included in the immediately adjustable column probably would move only a portion of the 50 basis point rate change and, in fact, might not even move at all. In addition, many of the floating rate time deposits are at their floors, or have repricing rates below their current floors, which means that they might act as fixed-rate instruments in either a rising or a declining rate environment (see below for a discussion of the Bank’s floating rate time deposits). The effects of market value risk have been mitigated to some degree by the makeup of the Bank's balance sheet. Loans are generally short-term or are floating-rate instruments. At March 31, 2002, $266.6 million or 80.1% of the loan portfolio matures or reprices within one year, and only 3.9% of the portfolio matures or reprices in more than 5 years. Total investment securities including call options and prepayment assumptions, have a duration of approximately 3.5 years. Nearly $330.7 million or 91.1% of interest-bearing deposit liabilities mature or can be repriced within the next 12 months, even though the rate elasticity of deposits with no defined maturities may not necessarily be the same as interest-earning assets.

Since May of 1994, the Bank has offered a two-year floating rate certificate of deposit product to its customers which adjusts with changes in the Prime Rate, but which has an interest rate floor below which the rate paid cannot drop. The current rates below which the rates on this product cannot drop range from 1.50% to 6.50%, with approximately $14.6 million or 65.3% of those at a 6.50% floor. With the significant decrease in market rates of interest during the last 15 months, all $22.4 million of the floating-rate CD’s are at their floors making them fixed-rate instruments in a declining rate environment. In addition, because all of the CD’s repricing rates are below their current floors, they behave as fixed rate instruments even in a rising rate environment. In fact, $21.5 million or 96.0% of them would remain fixed rate instruments even if the prime rate were to increase 200 BP or less, $19.9 million or 89.1% would remain fixed rate instruments even if the prime rate were to increase 300 BP or less, and $17.3 million or 77.5% of them would remain fixed rate instruments even if the prime rate were to increase 400 BP or less. Of the $19.9 million in the two-year floating rate certificates of deposit which would behave as fixed rate instruments if rates were to increase or decrease 300 basis points, approximately $12.8 million matures in between six and twelve months and, approximately $691,000 mature in longer than one year. This $19.9 million in two-year floating rate certificates of deposit has been treated as fixed-rate instruments for the purpose of the following Gap report

Interest rate risk can be measured through various methods including Gap, duration and market value analysis as well as income simulation models. The Company employs each of these methods and refines these processes to make the most accurate measurements possible. The information provided by these calculations is the basis for management decisions in managing interest rate risk.

The following table sets forth the Company's Gap, or estimated interest rate sensitivity profile based on ending balances as of March 31, 2002, representing the interval of time before earning assets and interest-bearing liabilities may respond to changes in market rates of interest. Assets and liabilities are categorized by remaining interest rate maturities rather than by principal maturities of obligations. $19.9 million in two-year, floating rate time deposits which would behave as fixed rate instruments if rates were to increase or decrease 300 basis points, and have therefore been treated as fixed rate instruments for purposes of this Gap report.

Table 8. Maturities and Interest Rate Sensitivity
    (Unaudited)
                                                                   March 31, 2002
                                   ---------------------------------------------------------------------------
                                                             After Three   After One
                                                Next Day But    Months     Year But      After
                                                Within Three  Within 12   Within Five     Five
   (In thousands)                   Immediately    Months       Months       Years       Years        Total
--------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap:
  Loans (1)                           $210,332     $28,937     $27,358     $53,077      $13,109     $332,813
  Investment securities                             10,180          81      41,482       22,995       74,738
  Federal funds sold
    and reverse repos                   10,725                                                        10,725
                                   ---------------------------------------------------------------------------
  Total earning assets                $221,057     $39,117     $27,439     $94,559      $36,104     $418,276
                                   ===========================================================================
  Interest-bearing
    transaction accounts                83,822                                                        83,822
  Savings accounts                      19,072                                                        19,072
  Time deposits  (2)                     3,248      86,357      95,948     23,124            11      208,688
  Federal funds purchased/other            868      26,400                  9,000                     36,268
    borrowings
  Trust Preferred securities                                    15,000                                15,000
                                   ---------------------------------------------------------------------------
  Total interest-bearing liabiities   $107,010    $112,757    $110,948    $32,124           $11     $362,850
                                   ===========================================================================

Interest rate sensitivity gap         $114,047    $(73,640)   $(83,509)   $62,435       $36,093      $55,426
Cumulative gap                        $114,047     $40,407    $(43,102)   $19,333       $55,426
Cumulative gap percentage to
  total earning assets                  27.3%        9.7%       -10.3%      4.6%          13.3%

(1) Loan balance does not include nonaccrual loans of $7.343 million.
(2) See above for discussion of the impact of floating rate CD's.

The Company utilizes a vendor-purchased simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both a 100 and 200 basis point rise and a 100 and 200 basis point fall in interest rates ramped over a twelve month period, with net interest impacts projected out as far as twenty four months. The model is based on the actual maturity and repricing characteristics of the Company's interest-sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment of certain assets and liabilities. Projected net interest income is calculated assuming customers will reinvest maturing deposit accounts and the Company will originate a certain amount of new loans. The balance sheet growth assumptions utilized correspond closely to the Company's strategic growth plans and annual budget. Excess cash is invested in overnight funds or other short-term investments such as U.S. Treasuries. Cash shortfalls are covered through additional borrowing of overnight or short-term funds. The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at March 31, 2002, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at March 31, 2002 and December 31, 2001 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

                                March 31, 2002                            December 31,2001
                    ------------------------------------------ -----------------------------------------
                     Estimated    Change in     Change in        Estimated   Change in     Change in
    Change in            MV           MV            MV               MV          MV            MV
      Rates          of Equity    of Equity $   of Equity $      of Equity   of Equity $  of Equity %
-------------------------------------------------------------- -----------------------------------------
   + 200 BP           $36,723      ($1,024)       -2.17%          $33,884     ($1,768)       -4.96%
   + 100 BP            37,528         (169)       -0.45%           35,206        (446)       -1.25%
       0 BP            37,747            0         0.00%           35,652           0         0.00%
   - 100 BP            37,031         (716)       -1.90%           35,478        (174)       -0.49%
   - 200 BP            35,785       (1,963)       -5.20%           34,717        (935)       -2.62%
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

During July 2001, the Company completed an offering of Trust Preferred Securities in an aggregate amount of $15.0 million to enhance its regulatory base, while providing additional liquidity. Subsequent to the completion of the offering, the Company contributed $13.7 million of that offering to the Bank to enhance its capital position. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier I capital up to a maximum of 25% of Tier I capital. Any additional portion will qualify as Tier 2 capital. As shareholders’ equity increases the amount of Tier I capital that can be comprised of Trust Preferred Securities will increase.

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

The following table sets forth the Company’s and the Bank's actual capital positions at March 31, 2002 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios
                                                  Company            Bank
                                                   Actual           Actual           Minimum
                                               Capital Ratios   Capital Ratios    Capital Ratios
                                            -------------------------------------------------------
Total risk-based capital ratio                     13.17%            12.57%            8.00%
Tier 1 capital to risk-weighted assets             11.03%            11.34%            4.00%
Leverage ratio                                     10.06%            10.29%            3.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at March 31, 2002. Management believes that, under the current regulations, the both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

Dividends paid to shareholders by the Company are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. During 2002, the Company has received $1.950 million in cash dividends from the Bank, from which the Company declared or paid $1.332 million in dividends to shareholders.

The Bank as a state-chartered bank is subject to dividend restrictions set forth in California state banking law, and administered by the California Commissioner of Financial Institutions (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. This is not the case with the Bank. Year-to-date dividends of $1.950 million paid to the Company through March 31, 2002 were well within the maximum allowed under those regulatory guidelines, without approval of the Commissioner.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At March 31, 2002 the Bank's qualifying balance with the Federal Reserve was approximately $6.0 million, consisting of vault cash and balances.

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

United Security Bancshares

Date: May 10, 2002	/S/ Dennis R.Woods
Dennis R.Woods
Chairman of the Board and
President

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer