Form 10-Q
period 2002-06-30
UNITED SECURITY BANCSHARES
filed 2002-08-13
CIK 1137547

 Click here for Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of July 31, 2002: 5,423,420

UNITED SECURITY BANCSHARES AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10Q FOR THE PERIOD ENDED
JUNE 30, 2002

TABLE OF CONTENTS

United Security Bancshares and Subsidiaries
Consolidated Statements of Condition - Balance Sheets
June 30, 2002 (unaudited) and December 31, 2001

                                                                      June 30,           December 31,
   (In thousands except shares)                                         2002                 2001
----------------------------------------------------------------------------------------------------------
Assets
 Cash and due from banks                                               $21,183              $15,945
 Interest-bearing deposits in other banks                                1,635                    0
 Federal funds sold and securities purchased
   under agreements to resell                                           18,410               13,310
                                                                ------------------------------------------
    Cash and cash equivalents                                           41,228               29,255
 Securities available for sale (Note 2)                                 81,934               63,365
 Securities held to maturity (Note 2)                                        0                    0
                                                                ------------------------------------------
    Total investment securities                                         81,934               63,365
 Loans and leases (Note 3)                                             353,955              336,287
 Unearned fees                                                            (584)                (667)
 Allowance for credit losses                                            (5,235)              (4,457)
                                                                ------------------------------------------
    Net loans                                                          348,136              331,163
 Accrued interest receivable                                             2,421                3,751
 Premises and equipment - net                                            2,802                3,057
 Other real estate owned                                                10,060                5,390
 Intangible assets                                                       2,480                2,660
 Cash surrender value of life insurance                                  2,465                2,411
 Investment in limited partnership                                       2,679                2,772
 Deferred income taxes                                                   1,293                1,730
 Other assets                                                            6,289                5,374
                                                                ------------------------------------------
Total assets                                                          $501,787             $450,928
                                                                ==========================================
Liabilities & Shareholders' Equity:
Liabilities
 Deposits (Note 4)
   Noninterest bearing                                                 $73,761              $72,413
   Interest bearing                                                    335,595              296,238
                                                                ------------------------------------------
      Total deposits                                                   409,356              368,651
 Federal funds purchased and securities sold
   under agreements to repurchase (Note 5)                              35,400               27,500
 Other borrowings (Note 5)                                                 774                  916
 Accrued interest payable                                                1,189                1,270
 Accounts payable and other liabilities                                  1,736                1,532
                                                                ------------------------------------------
        Total liabilities                                              448,455              399,869
 Company obligated manditorily redeemable cumulative trust
   preferred securities of subsidiary trust holding solely junior
   subordinated debentures (Trust Preferred securities) (Note 6)        15,000               15,000
 Commitments and Contingent Liabilities (Note 3)
Shareholders' Equity (Notes 7 and 10)
  Common  stock, no par value
    10,000,000 shares authorized, 5,376,320 and 5,397,298
    issued and outstanding, in 2002 and 2001, respectively              17,687               18,239
  Retained earnings                                                     20,607               18,582
  Unearned ESOP shares (Note 5)                                           (729)                (873)
  Accumulated other comprehensive income                                   767                  111
                                                                ------------------------------------------
        Total shareholders' equity                                      38,332               36,059
                                                                ------------------------------------------
Total liabilities and shareholders' equity                            $501,787             $450,928
                                                                ==========================================
      See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
Six Months Ended June 30, 2002 and 2001 (unaudited)

                                                          Quarter Ended June 30,         Six Months Ended June 30,
   (In thousands except shares and EPS)                   2002             2001            2002             2001
--------------------------------------------------------------------------------------------------------------------
Interest Income:
  Loans, including fees                                  $6,168           $6,874         $12,181          $13,710
  Investment securities - AFS - taxable                     911              734           1,652            1,446
  Investment securities - HTM - taxable                       0               50               0              202
  Investment securities - AFS - nontaxable                   35               37              71               77
  Federal funds sold and securities purchased
    under agreements to resell                               79               31             133               84
  Interest on deposits in other banks                         3                0               3                0
                                                      --------------------------------------------------------------
      Total interest income                               7,196            7,726          14,040           15,519
Interest Expense:
  Interest on deposits                                    2,095            2,960           4,289            5,901
  Interest on other borrowings                              602              418           1,121              893
                                                      --------------------------------------------------------------
      Total interest expense                              2,697            3,378           5,410            6,794
                                                      --------------------------------------------------------------                                                                                                                     ------------------
Net Interest Income Before
 provision for Credit Losses                              4,499            4,348           8,630            8,725
Provision for Credit Losses (Note 3)                        244              401             865              776
                                                      --------------------------------------------------------------                                                                                                                     ------------------
Net Interest Income                                       4,255            3,947           7,765            7,949
Noninterest Income:
  Customer service fees                                     990              745           1,943            1,310
  (Loss) gain on sale of securities                         (22)             276             (22)             277
  Gain on sale of other real estate owned                     0               36               4               36
  Gain on sale of fixed assets                                0                0               0                8
  Other                                                     109               69             471              131
                                                      --------------------------------------------------------------                                                                                                                     ------------------
        Total noninterest income                          1,077            1,126           2,396            1,762
Noninterest Expense:
  Salaries and employee benefits                          1,158            1,111           2,407            2,222
  Occupancy expense                                         462              415             927              838
  Data processing                                           141              129             279              251
  Professional fees                                         180              150             377              202
  Director fees                                              49               51             100               99
  Amortization of intangibles                                90               90             180              180
  Correspondent bank service charges                         75               52             144               99
  Other                                                     428              412             864              759
                                                      --------------------------------------------------------------
        Total noninterest expense                         2,583            2,410           5,278            4,650
                                                      --------------------------------------------------------------                         ------------------
Income Before Taxes on Income                             2,749            2,663           4,883            5,061
Taxes on Income (Note 11)                                   828              989           1,447            1,874
                                                      --------------------------------------------------------------
Net Income                                               $1,921           $1,674          $3,436           $3,187
                                                      ==============================================================
Other comprehensive income, net of tax: Unrealized
(loss) gain on available for sale securities - net
 income tax (benefit) of $527, $(92), $438 and $43          791             (138)            656              (64)
                                                      --------------------------------------------------------------
Comprehensive Income                                     $2,712           $1,536          $4,092           $3,123
                                                      ==============================================================
Net Income per common share (Note 9)
 Basic                                                    $0.36            $0.31           $0.64            $0.59
                                                      ==============================================================
 Diluted                                                  $0.35            $0.30           $0.63            $0.57
                                                      ==============================================================
Shares on which net income per common share
 were based (Note 9)
 Basic                                                  5,381,918        5,442,152       5,381,918        5,442,152
                                                      ===============================================================
 Diluted                                                5,483,163        5,576,016       5,483,163        5,576,016
                                                      ===============================================================
    See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Periods Ended June 30, 2002

                                                    Common       Common
                                                     stock        stock                                  Accumulated
                                                 ------------------------------                             Other
                                                     Number                   Retained      Unearned    Comprehensive
   (In thousands except shares)                    of Shares      Amount      Earnings     ESOP Shares   Income (Loss)     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2001                             5,419,487    $19,178       $14,916       $(682)          $337         $33,749

 Director/Employee stock options exercised             75,330        559                                                      559
 Tax benefit of stock options exercised                               73                                                       73
 Net changes in unrealized gain
   (loss) on available for sale securities
   (net of income tax of $42,507 )                                                                            (65)            (65)
 Dividends on common stock ($0.23 per share)                                    (1,270)                                    (1,270)
 Unearned ESOP shares purchased                       (22,185)                                (382)                          (382)
 Release of unearned ESOP shares                        6,178                                  107                            107
 Net Income                                                                      3,187                                      3,187
                                                 ------------------------------------------------------------------------------------
Balance June 30, 2001 (unaudited)                   5,478,810     19,810        16,833        (957)           272          35,958

 Director/Employee stock options exercised             29,500        247                                                      247
 Tax benefit of stock options exercised                               72                                                       72
 Net changes in unrealized gain
   (loss) on available for sale securities
   (net of income tax  benefit of $107,949 )                                                                 (161)           (161)
 Dividends on common stock ($0.23 per share)                                    (1,257)                                    (1,257)
 Repurchase and cancellation of common shares        (115,786)    (1,884)                                                  (1,884)
 Unearned ESOP shares purchased                        (1,000)                                 (17)                           (17)
 Release of unearned ESOP shares                        5,774         (6)                      101                             95
 Net Income                                                                      3,006                                      3,006
                                                 ------------------------------------------------------------------------------------
Balance December 31, 2001                           5,397,298     18,239        18,582        (873)           111          36,059

 Director/Employee stock options exercised              6,000         36                                                       36
  Tax benefit of stock options exercised                               4                                                        4
  Net changes in unrealized gain
    (loss) on available for sale securities
    (net of income tax of $437,556)                                                                           656             656
  Dividends on common stock ($0.26 per share)                                   (1,411)                                    (1,411)
  Repurchase and cancellation of common shares        (35,076)      (590)                                                    (590)
  Release of unearned ESOP shares                       8,098         (2)                      144                            142
  Net Income                                                                     3,436                                      3,436
                                                 ------------------------------------------------------------------------------------
Balance June 30, 2002 (unaudited)                   5,376,320    $17,687       $20,607       $(729)          $767         $38,332
                                                 ====================================================================================
  See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Periods Ended June 30, 2002 and 2001 (unaudited)

   (In thousands)                                                        2002               2001
-------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net income                                                            $3,436             $3,187
  Adjustments to reconcile net earnings to cash
    provided by operating activities:
     Provision for credit losses                                           865                776
     Depreciation and amortization                                         612                587
     Amortization of investment securities                                 219                 65
     Loss (gain) on sale of securities                                      22               (277)
     Decrease (increase) in accrued interest receivable                  1,330               (201)
     Decrease in accrued interest payable                                  (81)               (86)
     (Decrease) increase in unearned fees                                  (83)               124
     Increase in income taxes payable                                      249                143
     (Decrease) increase in accounts payable and accrued liabilities      (123)                46
     Write-down of other investments                                        40                  0
     Gain on sale of other real estate owned                                (4)               (36)
     Gain on sale of assets                                                  0                 (8)
     Increase in surrender value of life insurance                         (54)               (55)
     Loss in limited partnership interest                                  115                 91
     Net (increase) decrease in other assets                              (648)               406
                                                                     ----------------------------------
  Net cash provided by operating activities                              5,895              4,762

Cash Flows From Investing Activities:
  Purchases of  available-for-sale securities                          (44,428)           (50,970)
  Net purchase of FHLB/FRB and other bank stock                           (307)              (580)
  Maturities and calls of available-for-sale securities                 26,712             29,279
  Maturities and calls of held-to-maturity securities                        0             10,250
  Proceeds from sales of available-for-sale securities                       0             14,951
  Investment in limited partnership                                          0               (888)
  Net increase in loans                                                (22,761)           (38,825)
  Proceeds from sales of other real estate owned                           459                  0
  Capital expenditures for premises and equipment                         (174)              (194)
  Proceeds from sales of premises and equipment                              0                 23
                                                                     ----------------------------------
  Net cash used in investing activities                                (40,499)           (36,954)
Cash Flows From Financing Activities:
  Net increase in demand deposit
    and savings accounts                                                 2,237                465
  Net increase in certificates of deposit                               38,468             36,783
  Net decrease in federal funds purchased                                    0            (22,630)
  Net increase in repurchase agreements                                  7,900             13,356
  Director/Employee stock options exercised                                 36                559
  Repurchase and retirement of common stock                               (590)                 0
  Proceeds from ESOP borrowings                                              0                399
  Repayment of ESOP borrowings                                            (142)               (93)
  Purchase of unearned ESOP shares                                           0               (382)
  Payment of dividends on common stock                                  (1,332)            (1,180)
                                                                     ----------------------------------
  Net cash provided by financing activities                             46,577             27,277
                                                                     ----------------------------------
Net increase (decrease)  in cash and cash equivalents                   11,973             (4,915)
Cash and cash equivalents at beginning of period                        29,255             19,176
                                                                     ----------------------------------
Cash and cash equivalents at end of period                             $41,228            $14,261
                                                                     ==================================
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

2. Securities Available for Sale

Following is a comparison of the amortized cost and approximate fair value of securities available for sale for the periods ended June 30, 2002 and December 31, 2001:

                                       --------------------------------------------------------------------
                                                             Gross            Gross          Fair Value
   (In thousands)                         Amortized        Unrealized       Unrealized       (Carrying
June 30, 2002:                               Cost            Gains            Losses           Amount)
-----------------------------------------------------------------------------------------------------------
U.S. Government agencies                   $59,524           $1,119           $(36)           $60,607
U.S. Government agency
  collateralized mortgage obligations           93                1              0                 94
Obligations of state and
  political subdivisions                     2,877              142              0              3,019
Other debt securities                       18,161               53              0             18,214
                                         ------------------------------------------------------------------
                                           $80,655           $1,315           $(36)           $81,934
                                         ==================================================================
December 31, 2001:
U.S. Government agencies                   $42,341             $360           $(74)           $42,627
U.S. Government agency
  collateralized mortgage obligations          211                1             (2)               210
Obligations of state and
  political subdivisions                     3,464               72             (4)             3,532
Other debt securities                       17,164                0           (168)            16,996
                                         ------------------------------------------------------------------
                                           $63,180             $433          $(248)           $63,365
                                         ==================================================================

Included in other debt securities at June 30, 2002 and December 31, 2001, are a short-term government securities mutual fund totaling $10.0 million, and Trust Preferred securities pools totaling $3.2 million. Also included is a CRA qualified investment fund totaling $5.0 million at June 30, 2002 and $4.0 million at December 31, 2001. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note. The principal strategy of the CRA qualified investment fund is to invest in debt securities that will cause the shares of the fund to qualify under the Community Reinvestment Act of 1977 (“CRA”) as CRA qualified investments. Such investments may include U.S. Government agencies, taxable municipal bonds, and certificates of deposit.

There were realized losses on calls of available-for-sale securities totaling $22,000 during the six months ended June 30, 2002. Realized gains on sale of available-for-sale securities totaled $277,000 during the six months ended June 30, 2001.

The amortized cost and fair value of securities available for sale at June 30, 2002, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           June 30, 2002
                                             ------------------------------------------
                                                  Amortized            Fair Value
  (In thousands)                                     Cost          (Carrying Amount)
---------------------------------------------------------------------------------------
Due in one year or less                             $10,170              $10,175
Due after one year through five years                49,197               49,939
Due after five years through ten years                4,090                4,207
Due after ten years                                  17,105               17,519
Collateralized mortgage obligations                      93                   94
                                             ------------------------------------------
                                                    $80,655              $81,934
                                             ==========================================

Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

At June 30, 2002 and December 31, 2001, available-for-sale securities with an amortized cost of approximately $60,860,000 and $43,833,000 (fair value of $62,000,000 and $44,198,000) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

3. Loans

Loans include the following:

                                                 June 30,          December 31,
   (In thousands)                                  2002                2001
------------------------------------------------------------------------------------
Commercial and industrial                        $114,851            $102,280
Real estate - mortgage                             95,537             111,425
Real estate - construction                        106,782              92,764
Agricultural                                       18,755              12,987
Installment/other                                   7,436               6,647
Lease financing                                    10,594              10,184
                                            ----------------------------------------
Total Loans                                      $353,955            $336,287
                                            ========================================

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 32.4% of total loans at June 30, 2002 and have a high degree of industry diversification. A substantial portion of the commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 27.0% of total loans at June 30, 2002, are secured by trust deeds on primarily commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

Real estate construction loans, representing 30.2% of total loans at June 30, 2002, consist of loans to residential contractors, which are secured by single family residential properties. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions.

Agricultural loans represent 5.3% of total loans at June 30, 2002 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Lease financing loans, representing 3.0% of total loans at June 30, 2002, consist of loans to small businesses which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

There were no loans over 90 days past due and still accruing interest at June 30, 2002 or December 31, 2001. Nonaccrual loans totaled $8.2 million and $13.0 million at June 30, 2002 and December 31, 2001, respectively.

An analysis of changes in the allowance for credit losses is as follows:

                                                   June 30,       December 31,      June 30,
   (In thousands)                                    2002             2001            2001
-------------------------------------------------------------------------------------------------
Balance, beginning of year                          $4,457           $3,773          $3,773
Provision charged to operations                        865            1,733             776
Losses charged to allowance                           (104)          (1,076)           (655)
Recoveries on loans previously charged off              17               27               8
                                                -------------------------------------------------
Balance at end-of-period                            $5,235           $4,457          $3,902
                                                =================================================

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

At June 30, 2002 and 2001, the Company's recorded investment in loans for which impairment has been recognized totaled $8.2 million and $2.7 million. Included in this amount is $2.6 million and $658,000 of impaired loans for which the related specific allowance is $855,000 and $392,000, as well as $5.6 million and $2.0 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $9.5 million and $3.2 million for the six-month periods ended June 30, 2002 and 2001, respectively. At December 31, 2001, the Company's recorded investment in loans for which impairment has been recognized totaled $13.1 million. Included in this amount is $1.3 million of impaired loans for which the related specific allowance is $115,000, as well as $11.8 million of impaired loans that as a result of write-downs or the fair value of the collateral did not have a specific allowance. The average recorded investment in impaired loans was $5.7 for the year ended December 31, 2001. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the six months ended June 30, 2002, the Company recognized no income on such loans. For the year ended December 31, 2001and the six months ended June 30, 2001, the Company recognized $23,000 and $2,000 on such loans, respectively.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At June 30, 2002 and December 31, 2001 these financial instruments include commitments to extend credit of $101.7 million and $108.1 million, respectively, and standby letters of credit of $6.7 million and $6.3 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the bank has in off-balance sheet financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies as it does for on-balance-sheet instruments.

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

4. Deposits

Deposits include the following:

                                                    June 30,          December 31,
   (In thousands)                                     2002                2001
---------------------------------------------------------------------------------------
Noninterest bearing deposits                        $73,761             $72,413
Interest bearing deposits:
  NOW and money market accounts                      83,939              83,316
  Savings accounts                                   20,150              19,883
  Time deposits:
    Under $100,000                                   73,270              68,414
    $100,000 and or                                 158,236             124,625
                                               ----------------------------------------
Total interest bearing deposits                     335,595             296,238
                                               ----------------------------------------
Total deposits                                     $409,356            $368,651
                                               ========================================

At June 30, 2002, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

   (In thousands)
-----------------------------------------------------------------------------
One year or less                                                 $203,549
More than one year, but less than or equal to two years            24,769
More than two years, but less than or equal to three years          1,539
More than three years, but less than or equal to four years         1,550
More than four years, but less than or equal to five years             88
More than five years                                                   11
                                                             ---------------
                                                                 $231,506
                                                             ===============

5. Short-term Borrowings/Other Borrowings

At June 30, 2002, the Company had collateralized and uncollateralized lines of credit aggregating $145.6 million, as well as FHLB lines of credit totaling $ 38.6 million. Advances on the FHLB lines of credit totaled $35.4 million at June 30, 2002. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB and certain qualifying mortgage loans. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

The Company had collateralized and uncollateralized lines of credit with aggregating $119.6 million, as well as repurchase agreement lines of credit totaling $5.3 million and FHLB lines of credit totaling $ 35.6 million at December 31, 2001. As of that date, investment securities of $5.6 million (including accrued interest) were pledged as collateral for repurchase agreements and $64.9 million in real estate-secured loans were pledged as collateral for FHLB advances

The table below provides further detail of the Company's repurchase agreements and FHLB advances for the periods ended June 30, 2002 and December 31, 2001:

                                                        June 30,          December 31,
  (In thousands)                                          2002                2001
------------------------------------------------------------------------------------------
Outstanding:
  Average for the period - Repos                          $439              $12,048
  Average for the period - FHLB advances               $29,347              $19,255
  Maximum during the period - total borrowings         $35,400              $38,250
Interest rates:
  Average for the period - Repos                         1.96%                4.90%
  Average for the period - FHLB advances                 4.33%                4.79%
  Average at period end - Repos                          ----                 1.93%
  Average at period end - FHLB advances                  4.17%                4.66%

On June 20, 2000, the Company’s ESOP entered into an agreement with a correspondent bank to establish a $1.0 million unsecured revolving line of credit with a variable rate of prime plus 100 basis points and maturity of June 20, 2005. The loan is guaranteed by the Company. Advances on the line totaled $774,000 at June 30, 2002.

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

The Company received $14.5 million from the Trust upon issuance of the Junior Subordinated Debentures, of which $13.7 million was contributed by the Company to the Bank to increase its capital. Under applicable regulatory guidelines, a portion of the Trust Preferred Securities will qualify as Tier I Capital, and the remainder as Tier II Capital.

Issuance costs of $495,000 related to the Trust Preferred Securities have been deferred and will be amortized over the 30-year life of the securities. Interest expense on the Trust Preferred Securities totaled $451,000 and amortization expense totaled $8,000 for the six months ended June 30, 2002.

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

The following table sets forth the Company's and the Bank's actual capital positions at the periods presented:

                                                  June 30,        December 31,        June 30,
                                                    2002              2001              2001
------------------------------------------------------------------------------------------------
Company:
  Total Capital (to Risk Weighted Assets)          12.94%            12.89%            10.62%
  Tier I Capital (to Risk Weighted Assets)         10.94%            10.82%             9.49%
  Tier I Capital (to Average Assets)                9.73%            10.20%             8.74%

Bank:
  Total Capital (to Risk Weighted Assets)          12.46%            12.48%            10.40%
  Tier I Capital (to Risk Weighted Assets)         11.23%            11.38%             9.28%
  Tier I Capital (to Average Assets)                9.97%            10.67%             8.54%

As of June 30, 2002 and December 31, 2001, the most recent notifications from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total capital and Tier 1 capital (as defined) to risk-based assets (as defined), and a minimum leverage ratio of Tier 1 capital to average assets (as defined) as set forth in the proceeding discussion. There are no conditions or events since the notification that management believes have changed the institution’s category.

Under regulatory guidelines, the $15 million in Trust Preferred Securities issued in July of 2001 will qualify as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities will qualify as Tier 2 capital.

Dividends - Subsequent to the Reorganization on June 12, 2001, dividends paid to shareholders have been paid by the bank holding company, subject to restrictions set forth in the California General Corporation Law. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. Year-to-date as of June 30, 2002, the Company has received $2,650,000 in cash dividends from the Bank, from which the Company has paid or declared $2,037,000 in dividends to shareholders.

Under California state banking law, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the California State Department of Financial Institutions, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. As of June 30, 2002, approximately $5.8 million was available to the Bank for cash dividend distributions without prior approval. Year-to-date, the Bank has paid dividends of $2,650,000 to the Company.

8. Supplemental Cash Flow Disclosures

                                                    Six Months Ended June 30,
   (In thousands)                                   2002                2001
---------------------------------------------------------------------------------
Cash paid during the period for:
     Interest                                      $5,490              $6,880
     Income Taxes                                   1,195               1,658
Noncash investing activities:
     Loans transferred to foreclosed property       5,030               1,324
     Dividends declared not paid                      704                 636

9. Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

                                                                 Six Months Ended June 30,
  (In thousands except earnings per share data)                   2002               2001
--------------------------------------------------------------------------------------------------
Net income available to common shareholders                      $3,436             $3,187

Weighted average shares issued                                    5,429              5,498
  Less: unearned ESOP shares                                        (47)               (56)
                                                            --------------------------------------
Weighted average shares outstanding                               5,382              5,442
  Add: dilutive effect of stock options                             101                134
                                                            --------------------------------------
Weighted average shares outstanding
  adjusted for potential dilution                                 5,483              5,576
                                                            ======================================
Basic earnings per share                                          $0.64              $0.59
                                                            ======================================
Diluted earnings per share                                        $0.63              $0.57
                                                            ======================================

10. Common Stock Repurchase Plan

During August 2001, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to 280,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. The duration of the program is open-ended and the timing of the purchases will depend on market conditions. During the six months ended June 30, 2002, the Company repurchased 35,076 shares for a total of $590,000. During the year ended December 31, 2001, the Company repurchased 115,786 shares for a total of $1.9 million. The repurchased shares were subsequently retired.

11. Income Taxes

The effective tax rate for the six months ended June 30, 2002 was 29.6% as compared to 37.0% for the six months ended June 30, 2001 and 33.9% for the year ended December 31. 2001. The decline in the Company’s effective tax rate during 2002, was primarily the result of the formation of USB Investment Trust, Inc., as a subsidiary of the Bank during January of 2002. The subsidiary was formed as a special purpose real estate investment trust (“REIT”) under Maryland law.

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

Results of Operations

For the six months ended June 30, 2002, the Company reported net income of $3.436 million or $0.64 per share ($0.63 diluted) as compared to $3.187 million or $0.59 per share ($0.57 diluted) for the six months ended June 30, 2001. The Company’s return on average assets was 1.48% for the six months ended June 30, 2002 as compared to 1.75% for the same six-month period of 2001. The Bank’s return on average equity was 18.65% for the six months ended June 30, 2002 as compared to 18.35% for the same six-month period of 2001.

Net Interest Income

Net interest income, the most significant component of earnings, is the difference between the interest and fees received on earning assets and the interest paid on interest-bearing liabilities. Earning assets consist primarily of loans, and to a lesser extent, investments in securities issued by federal, state and local authorities, and corporations. These earning assets are funded by a combination of interest-bearing and noninterest-bearing liabilities, primarily customer deposits and short-term and long-term borrowings. Net interest income before provision for credit losses totaled $8.6 million for the six months ended June 30, 2002, representing a decrease of $95,000 or 1.1% when compared to the $8.7 million reported for the same six months of the previous year. The decrease in net interest income between 2001 and 2002 is primarily the result of a significant decline in market rates of interest, which was almost offset by growth in earning assets between these two six-month periods.

The Bank's net interest margin, as shown in Table 1, decreased to 4.09% at June 30, 2002 from 5.23% at June 30, 2001, a decrease of 114 basis points (100 basis points = 1%) between the two periods. Market rates of interest decreased significantly between the six-month periods ended June 30, 2001 and 2002. The prime rate averaged 4.75% for the six months ended June 30, 2002 as compared to 7.98% for the comparative six months of 2001.

Table 1. - Distribution of Average Assets, Liabilities and Shareholders' Equity:
Interest rates and Interest Differentials
Periods Ended June 30, 2002 and 2001
                                            -------------------------------------------------------------------------------
                                                             2002                                   2001
                                            -------------------------------------------------------------------------------
     (dollars in thousands)                   Average                    Yield/      Average                     Yield/
                                              Balance      Interest       Rate       Balance      Interest        Rate
--------------------------------------------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
  Loans (1)                                  $339,678       $12,181       7.23%     $278,364       $13,710        9.93%
  Investment Securities - taxable              67,297         1,652       4.95%       51,638         1,648        6.44%
  Investment Securities - nontaxable (2)        2,970            71       4.82%        3,291            77        4.72%
  Interest on deposits in other banks             172             3       3.52%            0             0        0.00%
  Federal funds sold  and reverse repos        15,495           133       1.73%        3,311            84        5.12%
                                           -------------------------------------------------------------------------------
      Total interest-earning assets           425,612       $14,040       6.65%      336,604       $15,519        9.30%
                                                          =======================                ==========================
Allowance for possible loan losses             (4,999)                                (3,828)
Noninterest-bearing assets:
  Cash and due from banks                      16,716                                 12,494
  Premises and equipment, net                   2,946                                  3,318
  Accrued interest receivable                   3,284                                  3,328
  Other real estate owned                       8,637                                  3,254
  Other assets                                 15,565                                 11,631
                                           -------------                         -------------
      Total average assets                   $467,761                               $366,801
                                           =============                         =============
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
  NOW accounts                               $26,052           $105       0.81%      $23,551          $203        1.74%
  Money market accounts                       57,067            560       1.98%       40,627           781        3.88%
  Savings accounts                            19,456             85       0.88%       17,519           187        2.15%
  Time deposits                              204,327          3,539       3.49%      163,709         4,730        5.83%
  Other borrowings                            30,790            662       4.34%       33,038           893        5.45%
  Trust Preferred securities                  15,000            459       6.17%            0             0        0.00%
                                           -------------------------------------------------------------------------------
      Total interest-bearing liabilities     352,692         $5,410       3.09%      278,444        $6,794        4.92%
                                                           ======================                 ========================
Noninterest-bearing liabilities:
     Noninterest-bearing checking             75,526                                  50,584
     Accrued interest payable                  1,103                                   1,338
     Other liabilities                         1,291                                   1,410
                                           -------------                         -------------
      Total Liabilities                      430,612                                 331,776
Total shareholders' equity                    37,149                                  35,025
                                           -------------                         -------------
    Total average liabilites and
        Shareholders' equity                $467,761                                $366,801
                                           =============                         =============
Interest income as a percentage
   of average earning assets                                              6.65%                                   9.30%
Interest expense as a percentage
   of average earning assets                                              2.56%                                   4.07%
                                                                      ------------                            ------------
Net interest margin                                                       4.09%                                   5.23%
                                                                      ============                            ============
(1)	Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $709,000 and $692,000 for the six months ended June 30, 2002 and 2001, respectively.
(2)	Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis because they are not material to the Company’s results of operations.

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

Table 2. Rate and Volume Analysis
                                                 Increase (decrease) in the six months ended
                                                   June 30, 2002 compared to June 30, 2001
                                                -----------------------------------------------
   (In thousands)                                    Total           Rate          Volume
-----------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
  Loans                                            $(1,529)        $(4,195)        $2,666
  Investment securities                                 (2)           (427)           425
  Interest-bearing deposits in other banks               3               3              0
  Federal funds sold and securities purchased
    under agreements to resell                          49             (87)           136

                                                  ---------------------------------------------
          Total interest income                     (1,479)         (4,706)         3,227

Increase (decrease) in interest expense:
     Interest-bearing demand accounts                 (319)           (557)           238
     Savings accounts                                 (102)           (121)            19
     Time deposits                                  (1,191)         (2,188)           997
     Other borrowings                                 (231)           (174)           (57)
     Trust Preferred securities                        459               0            459
                                                  ---------------------------------------------
          Total interest expense                    (1,384)         (3,040)         1,656
                                                  ---------------------------------------------
Increase in net interest income                       $(95)        $(1,666)        $1,571
                                                  =============================================

For the six months ended June 30, 2002, total interest income decreased approximately $1.5 million or 9.5% as compared to the six months ended June 30, 2001. The change is attributable primarily to a substantial decrease in market rates of interest, which was only partially offset by an increase in the overall volume of earning assets. Earning asset growth was mostly in loans and, to a smaller degree, in investment securities and federal funds sold.

For the six months ended June 30, 2002, total interest expense decreased approximately $1.4 million or 20.4% as compared to the six-month period ended June 30, 2001. While average interest-bearing liabilities increased by $74.2 million between the six-month periods ended June 30, 2002 and 2001, the average rate paid on those liabilities declined by 183 basis points, which more than outweighed in the increase in volume.

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management's continuous credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ending June 30, 2002 the provision to the allowance for credit losses amounted to $865,000 as compared to $776,000 for the six months ended June 30, 2001. The amount provided to the allowance for credit losses during the first six months brought the allowance to 1.48% of net outstanding loan balances at June 30, 2002, as compared to 1.33% of net outstanding loan balances at December 31, 2001, and 1.31% at June 30, 2001.

Noninterest Income

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers. Noninterest income for the six months ended June 30, 2002 increased $634,000 when compared to the same period last year. An increase in customer service fees accounted for $633,000 of the change in noninterest income between the two six-month periods presented, and is are attributable to growth in checking service charges, as well as overdraft and ATM fee income. Other noninterest income increased $340,000 between the two periods, and was almost entirely offset by declines in gains from sales of securities, other real estate owned, and fixed assets. Of the increase in other noninterest income, $245,000 is attributable to shared appreciation income on commercial real estate. An additional $75,000 in income was realized during 2002, as the result of the Company’s investment in a title company during the later half of 2001.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001:

Table 3. Changes in Noninterest Expense
   (In thousands)                                   Amount           Percent
---------------------------------------------------------------------------------
Salaries and employee benefits                       $185              8.32%
Occupancy expense                                      89             10.55%
Data processing                                        28             10.90%
Professional fees                                     175             86.35%
Directors fees                                          1              1.47%
Amortization of intangibles                             0              0.00%
Correspondent bank service charges                     45             45.58%
Other                                                 105             14.08%
                                                   ------------------------------
Total noninterest expense                            $628             13.52%
                                                   ==============================

Noninterest expense, excluding provision for credit losses and income tax expense, totaled $5.3 million for the six months ended June 30, 2002 as compared to $4.7 million for the same six-month period of 2001, representing an increase of $628,000 or 13.5% between the two periods. Increases in salaries and employee benefits were the result of additional staff to support the Company’s strategic long-term growth objectives, as well as normal wage and benefit increases combined with increased medical insurance costs incurred during the year. Professional fees increased between the six-month periods presented as the result of additional expenses incurred during 2002 for legal fees associated with impaired loans and costs of forming the Bank’s REIT subsidiary.

Financial Condition

Total assets increased to $501.8 million at June 30, 2002, up from $387.5 million at the end of the same period last year, and up from the balance of $450.9 million at December 31, 2001. Total deposits of $409.4 million at June 30, 2002 increased $100.2 million or 32.4% from the balance reported at June 30, 2001, and increased $40.7 million or 11.0% from the balance of $368.7 million reported at December 31, 2001. Between December 31, 2001 and June 30, 2002, loan growth totaled $17.7 million, while securities and other short-term investments increased $23.7 million.

Earning assets averaged approximately $425.6 million during the six months ended June 30, 2002, as compared to $336.6 million for the same six-month period of 2001. Average interest-bearing liabilities increased to $352.7 million for the six months ended June 30, 2002, as compared to $278.4 million for the comparative six-month period of 2001.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $354.0 million at June 30, 2002, an increase of $17.7 million or 5.3% when compared to the balance of $336.3 million at December 31, 2001, and an increase of $55.5 million or 18.6% when compared to the balance of $298.4 million reported at June 30, 2001. Loans on average rose 22.0% between the six-month periods ended June 30, 2001 and June 30, 2002, with loans averaging $339.7 million for the six months ended June 30, 2002, as compared to $278.4 million for the same six-month period of 2001.

During the first six months of 2002, increases were experienced in all loan categories except real estate mortgage loans. The following table sets forth the amounts of loans outstanding by category at June 30, 2002 and December 31, 2001, the category percentages as of those dates, and the net change between the two periods presented.

Table 4. Loans
                                   June 30, 2002           December 31, 2001
                             -------------------------------------------------------------------------------
                                 Dollar       % of       Dollar       % of         Net           %
   (In thousands)                Amount       Loans      Amount       Loans       Change       Change
------------------------------------------------------------------------------------------------------------
Commercial and industrial       $114,851      32.4%     $102,280      30.4%      $12,571       12.29%
Real estate - mortgage            95,537      27.0%      111,425      33.1%      (15,888)    - 14.26%
Real estate - construction       106,782      30.2%       92,764      27.6%       14,018       15.11%
Agricultural                      18,755       5.3%       12,987       3.9%        5,768       44.42%
Installment/other                  7,436       2.1%        6,647       2.0%          789       11.87%
Lease financing                   10,594       3.0%       10,184       3.0%          410        4.02%
                                 ---------------------------------------------------------------------------
Total Loans                     $353,955     100.0%     $336,287     100.0%      $17,668        5.25%
                                 ===========================================================================

The overall average yield on the loan portfolio was 7.23% for the six months ended June 30, 2002 as compared to 9.93% for the six months ended June 30, 2001, and decreased between the two periods as the result of a significant decline in market rates of interest between the two periods. At June 30, 2002, 64.8% of the Company's loan portfolio consisted of floating rate instruments, as compared to 65.2% of the portfolio at December 31, 2001, with the majority of those tied to the prime rate.

Deposits

Total deposits increased during the period to a balance of $409.4 million at June 30, 2002 representing an increase of $40.7 million or 11.0% from the balance of $368.7 million reported at December 31, 2001, and an increase of $100.2 million or 32.4% from the balance reported at June 30, 2001. During the first six months of 2002, increases were experienced primarily in time deposits greater than $100,000, with modest increases in all other deposit categories. The increase in time deposits is the result of additional brokered deposits taken during the first six months of 2002.

The following table sets forth the amounts of deposits outstanding by category at June 30, 2002 and December 31, 2001, and the net change between the two periods presented.

Table 5. Deposits
                                         June 30,      December 31,       Net        Percentage
   (In thousands)                          2002            2001          Change        Change
--------------------------------------------------------------------------------------------------
Noninterest bearing deposits             $73,761         $72,413         $1,348         1.86%
Interest bearing deposits:
  NOW and money market accounts           83,939          83,316            623         0.75%
  Savings accounts                        20,150          19,883            267         1.34%
  Time deposits:
    Under $100,000                        73,270          68,414          4,856         7.10%
    $100,000 and over                    158,236         124,625         33,611         26.97%
                                       -----------------------------------------------------------
Total interest bearing deposits          335,595         296,238         39,357         13.29%
                                       -----------------------------------------------------------
Total deposits                          $409,356        $368,651        $40,705         11.04%
                                       ===========================================================

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $39.4 million or 13.3% between December 31, 2001 and June 30, 2002, while noninterest-bearing deposits decreased $1.3 million or 1.9% between the same two periods presented. Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 60.8% and 65.5% of the total deposit portfolio at June 30, 2002 and December 31, 2001, respectively.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $86.4 million or 29.2% in total deposits between the six month periods ended June 30, 2001 and June 30, 2002. Between these two periods, average interest-bearing deposits increased $61.5 million or 25.1%, while total noninterest-bearing checking increased $24.9 million or 49.3% on a year-to-date average basis.

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

The Company had collateralized and uncollateralized lines of credit aggregating $145.6 million, as well as FHLB lines of credit totaling $38.6 million at June 30, 2002. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB and certain qualifying mortgage loans. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At June 30, 2002, the Company had advances on the FHLB line of credit totaling $35.4 million. The Company had collateralized and uncollateralized lines of credit aggregating $119.6 million, as well as a repurchase agreement line of credit of $5.3 million and FHLB lines of credit totaling $35.6 million at December 31, 2001. The Company had repurchase agreements of $5.3 million and FHLB advances of $22.2 million outstanding at December 31, 2001.

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, and 9) other business conditions. During the first half of 2002, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

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

At June 30, 2002 and 2001, the Company's recorded investment in loans for which impairment has been recognized totaled $8.2 million and $2.7 million, respectively. Included in total impaired loans at June 30, 2002, is $2.6 million of impaired loans for which the related specific allowance is $855,000, as well as $5.6 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at June 30, 2001 included $658,000 of impaired loans for which the related specific allowance is $392,000, as well as $2.0 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $9.5 million during the first six months of 2002 and $3.2 million during the first six months of 2001. In most cases, the Bank uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the six months ended June 30, 2002, the Bank recognized no income on such loans. For the six months ended June 30, 2001, the Bank recognized $2,000 of income on such loans.

Other factors that continue to gain management’s attention are competition in the Company’s market area and economic conditions, which may ultimately affect the risk assessment of the portfolio. The Company has experienced increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. After the Federal Reserve raised interest rates 75 basis points during 1999 and an additional 100 basis points by mid-2000, the domestic economy began to slow in the third quarter, and stall during the fourth quarter of 2000. As a result, the Federal Reserve began to cut interest rates in the first week of January 2001, and by December 31, 2001, had reduced interest rates by an unprecedented 475 basis points. We have gone from what was possibly considered the longest economic expansion in recent U.S. history, to what many refer to as a mild recession in a relatively short period of time, with increasing energy costs, declining consumer confidence, and job layoffs at major corporations across the country. Add to this, corporate accounting scandals, as well as expanding conflict in the Middle East, and it is difficult to determine what continued impact these changes will have on consumer confidence and the domestic economy or whether the Federal Reserve will continue to adjust interest rates in an effort to control the economy. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events, although the overall economy of California has generally improved over the past several years. San Francisco, the Silicon Valley, and adjacent areas continue to feel the effect of the high-tech decline as occupancy rates drop, along with rental rates of available commercial office space. Occupancy rates for commercial real estate in other parts of the state may also suffer as a result of the drag on the economy. The local economy has been impacted to some degree over the past several years by such things as decreased exports and adverse weather patterns, which has increased worries about the future economic trends in the state. Local unemployment rates, as well as foreclosures in Fresno and Madera counties have increased during the past several years and persist to the current time. Despite the Central Valley's traditionally high unemployment, it is anticipated that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state, although this growth may begin to slow as the Federal Reserve seeks to control what it perceives as potential weakness in the economy. Management recognizes increased risk of loss due to the Company's exposure from local and worldwide economic conditions, as well as soft real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the periods indicated.

Table 6. Allowance for Credit Losses - Summary of Activity (unaudited)
                                                                  June 30,          June 30,
  (In thousands)                                                    2002              2001
--------------------------------------------------------------------------------------------------
Total loans outstanding at end of period before
  deducting allowances for credit losses                          $353,371          $297,505
                                                               ===================================
Average net loans outstanding during period                        339,678           278,364
                                                               ===================================
Balance of allowance at beginning of period                          4,457             3,773
Loans charged off:
  Real estate                                                            0                 0
  Commercial and industrial                                            (85)             (637)
  Installment and other                                                (19)              (18)
                                                               ------------------------------------
     Total loans charged off                                          (104)             (655)

Recoveries of loans previously charged off:
  Real estate                                                            0                 0
  Commercial and industrial                                             16                 8
  Installment and other                                                  1                 0
                                                               ------------------------------------
     Total loan recoveries                                              17                 8
                                                               ------------------------------------
Net loans charged off                                                  (87)             (647)
Provision charged to operating expense                                 865               776
                                                               ------------------------------------
Balance of allowance for credit losses
  at end of period                                                  $5,235            $3,902
                                                               ====================================

Net loan charge-offs to total average loans (annualized)             0.05%             0.47%
Net loan charge-offs to loans at end of period (annualized)          0.05%             0.44%
Allowance for credit losses to total loans at end of period          1.48%             1.31%
Net loan charge-offs to allowance for credit losses (annualized)     3.35%            33.44%
Net loan charge-offs to provision for credit losses (annualized)    10.06%            83.38%

Management believes that the 1.48% credit loss allowance at June 30, 2002 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 7. Nonperforming Assets
                                                           June 30,          December 31,
   (In thousands)                                            2002                2001
--------------------------------------------------------------------------------------------
Nonaccrual Loans (1)                                        $8,204             $13,019
Restructured Loans                                               0                   0
                                                          ----------------------------------
   Total nonperforming loans                                 8,204              13,019
Other real estate owned                                     10,060               5,390
                                                          ----------------------------------
     Total nonperforming assets                            $18,264             $18,409
                                                          ==================================

Loans past due 90 days or more, still accruing                  $0                  $0
                                                          ==================================
Nonperforming loans to total gross loans                     2.32%               3.87%
                                                          ==================================
Nonperforming assets to total gross loans                    5.16%               5.47%
                                                          ==================================
(1)	Included in nonaccrual loans at June 30, 2002 and December 31, 2001, are restructured loans totaling $27,000 and $37,600, respectively.

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

Except for the loans included in the above table, there were no loans at June 30, 2002 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk. The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 64.8% of the Company’s loan portfolio at June 30, 2002. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At June 30, 2002, the Bank had 69.4% of total assets in the loan portfolio and a loan to deposit ratio of 86.3%. Liquid assets at June 30, 2002 include cash and cash equivalents totaling $41.2 million as compared to $29.3 million at December 31, 2001. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $184.3 million at June 30, 2002.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During 2002, total dividends paid by the Bank to the parent company totaled $2.650 million dollars. As a bank holding company formed under the Bank Holding Act of 1956, United Security Bancshares is to provide a source of financial strength for its subsidiary bank(s). To help provide financial strength, United Security Bancshares’ trust subsidiary, United Security Bancshares Capital Trust I, completed a $15 million offering in Trust Preferred Securities during July 2001, the proceeds of which were used to purchase Junior Subordinated Debentures of the Company. Of the $14.5 million in net proceeds received by the Company, $13.7 million was used to enhance the liquidity and capital positions of the Bank.

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

The Company's asset/liability profile is not complex. The Company does not currently engage in trading activities or use derivatives to control interest rate risk, although it has the ability to do so if deemed necessary by ALCO and approved by the Board of Directors. From the “Gap” report below, the Company is apparently subject to interest rate risk to the extent that its liabilities have the potential to reprice more quickly than its assets within the next year. At June 30, 2002, the Company had a cumulative 12 month Gap of $-29.8 million or -6.7% of total earning assets. Management believes the Gap analysis shown below is not entirely indicative of the Company’s actual interest rate sensitivity, because certain interest-sensitive liabilities would not reprice to the same degree as interest-sensitive assets. For example, if the prime rate were to change by 50 basis points, the floating rate loans included in the $215.8 million immediately adjustable category would change by the full 50 basis points. Interest bearing checking and savings accounts which are also included in the immediately adjustable column probably would move only a portion of the 50 basis point rate change and, in fact, might not even move at all. In addition, many of the floating rate time deposits are at their floors, or have repricing rates below their current floors, which means that they might act as fixed-rate instruments in either a rising or a declining rate environment (see below for a discussion of the Bank’s floating rate time deposits). The effects of market value risk have been mitigated to some degree by the makeup of the Bank's balance sheet. Loans are generally short-term or are floating-rate instruments. At June 30, 2002, $280.7 million or 81.2% of the loan portfolio matures or reprices within one year, and only 2.7% of the portfolio matures or reprices in more than 5 years. Total investment securities including call options and prepayment assumptions, have a combined duration of approximately 2.4 years. Nearly $352.9 million or 91.2% of interest-bearing deposit liabilities mature or can be repriced within the next 12 months, even though the rate elasticity of deposits with no defined maturities may not necessarily be the same as interest-earning assets.

Since May of 1994, the Bank has offered a two-year floating rate certificate of deposit product to its customers which adjusts with changes in the Prime Rate, but which has an interest rate floor below which the rate paid cannot drop. The current rates below which the rates on this product cannot drop range from 1.50% to 6.50%, with approximately $10.5 million or 61.0% of those at a 6.50% floor. With the significant decrease in market rates of interest during the last 18 months, all $17.2 million of the floating-rate CD’s are at their floors making them fixed-rate instruments in a declining rate environment. In addition, because all of the CD’s repricing rates are below their current floors, they behave as fixed rate instruments even in a rising rate environment. In fact, $15.2 million or 88.3% of them would remain fixed rate instruments even if the prime rate were to increase 200 BP or less, $13.6 million or 79.2% would remain fixed rate instruments even if the prime rate were to increase 300 BP or less, and $11.0 million or 64.1% of them would remain fixed rate instruments even if the prime rate were to increase 400 BP or less. Of the $13.6 million in the two-year floating rate certificates of deposit which would behave as fixed rate instruments if rates were to increase or decrease 300 basis points, approximately $8.1 million matures in three months or less, and approximately $5.5 million matures in between six and twelve months. This $13.6 million in two-year floating rate certificates of deposit has been treated as fixed-rate instruments for the purpose of the following Gap report.

Interest rate risk can be measured through various methods including Gap, duration and market value analysis as well as income simulation models. The Company employs each of these methods and refines these processes to make the most accurate measurements possible. The information provided by these calculations is the basis for management decisions in managing interest rate risk.

The following table sets forth the Company's Gap, or estimated interest rate sensitivity profile based on ending balances as of June 30, 2002, representing the interval of time before earning assets and interest-bearing liabilities may respond to changes in market rates of interest. Assets and liabilities are categorized by remaining interest rate maturities rather than by principal maturities of obligations. $13.6 million in two-year, floating rate time deposits which would behave as fixed rate instruments if rates were to increase or decrease 300 basis points, and have therefore been treated as fixed rate instruments for purposes of this Gap report.

Table 8. Maturities and Interest Rate Sensitivity
    (Unaudited) June 30, 2002
                                       ----------------------------------------------------------------------------
                                                                After Three   After One
                                                   Next Day But    Months     Year But      After
                                                   Within Three  Within 12   Within Five     Five
   (In thousands)                      Immediately    Months       Months       Years       Years        Total
-------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap:
 Loans (1)                              $215,776      $35,887      $29,067     $55,776       $9,245     $345,751
 Investment securities                                 22,167           93      37,939       21,735       81,934
 Interest-bearing deposits in other
  other banks                                                        1,635                                 1,635
 Federal funds sold and reverse repos     18,410                                                          18,410
                                       ----------------------------------------------------------------------------
   Total earning assets                 $234,186      $58,054      $30,795     $93,715      $30,980     $447,730
                                       ============================================================================
 Interest-bearing
   transaction accounts                   83,939                                                          83,939
 Savings accounts                         20,150                                                          20,150
 Time deposits  (2)                        4,332       96,486      105,777      24,901           11      231,507
 Federal funds purchased/other
   borrowings                                774       26,400                    9,000                    36,174
 Trust Preferred securities                            15,000                                             15,000
                                       ----------------------------------------------------------------------------

   Total interest-bearing liabilities   $109,195     $137,886     $105,777     $33,901          $11     $386,770
                                       ============================================================================

Interest rate sensitivity gap           $124,991     $(79,832)    $(74,982)    $59,814      $30,969      $60,960
Cumulative gap                          $124,991      $45,159     $(29,823)    $29,991      $60,960
Cumulative gap percentage to
   total earning assets                   27.9%        10.1%        -6.7%        6.7%        13.6%

(1) Loan balance does not include nonaccrual loans of $8.204 million.
(2) See above for discussion of the impact of floating rate CD's.

The Company utilizes a vendor-purchased simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both a 100 and 200 basis point rise and a 100 and 200 basis point fall in interest rates ramped over a twelve month period, with net interest impacts projected out as far as twenty four months. The model is based on the actual maturity and repricing characteristics of the Company's interest-sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment of certain assets and liabilities. Projected net interest income is calculated assuming customers will reinvest maturing deposit accounts and the Company will originate a certain amount of new loans. The balance sheet growth assumptions utilized correspond closely to the Company's strategic growth plans and annual budget. Excess cash is invested in overnight funds or other short-term investments such as U.S. Treasuries. Cash shortfalls are covered through additional borrowing of overnight or short-term funds. The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at June 30, 2002, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at June 30, 2002 and December 31, 2001 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

                               June 30, 2002                            December 31, 2001
                   -----------------------------------------  ----------------------------------------
                    Estimated    Change in     Change in        Estimated   Change in     Change in
  Change in             MV           MV            MV               MV          MV           MV
    Rates           of Equity    of Equity $   of Equity $      of Equity  of Equity $   of Equity %
------------------------------------------------------------  -----------------------------------------
  + 200 BP           $38,253      ($1,371)       -3.46%          $33,884     ($1,768)      -4.96%
  + 100 BP            39,367         (257)       -0.65%           35,206        (446)      -1.25%
      0 BP            39,624            0         0.00%           35,652           0        0.00%
  - 100 BP            38,745         (879)       -2.20%           35,478        (174)      -0.49%
  - 200 BP            37,516       (2,108)       -5.32%           34,717        (935)      -2.62%
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

The following table sets forth the Company’s and the Bank's actual capital positions at June 30, 2002 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios
                                                        Company            Bank
                                                         Actual           Actual            Minimum
                                                     Capital Ratios    Capital Ratios     Capital Ratios
                                                   -------------------------------------------------------
Total risk-based capital ratio                          12.94%             12.46%             8.00%
Tier 1 capital to risk-weighted assets                  10.94%             11.23%             4.00%
Leverage ratio                                           9.73%              9.97%             3.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at June 30, 2002. Management believes that, under the current regulations, the both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

Dividends paid to shareholders by the Company are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution. The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During 2002, the Company has received $2.650 million in cash dividends from the Bank, from which the Company declared or paid $2.038 million in dividends to shareholders.

The Bank as a state-chartered bank is subject to dividend restrictions set forth in California state banking law, and administered by the California Commissioner of Financial Institutions (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. This is not the case with the Bank. Year-to-date dividends of $2.650 million paid to the Company through June 30, 2002 were well within the maximum allowed under those regulatory guidelines, without approval of the Commissioner.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At June 30, 2002 the Bank's qualifying balance with the Federal Reserve was approximately $5.7 million, consisting of vault cash and balances.

PART II. OTHER INFORMATION

Item 1. Not applicable

Item 2. Not applicable

Item 3. Not applicable

Item 4. Not applicable

Item 5. Not applicable

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits: None
        (b) Reports on Form 8-K: None

Certification

I certify that this periodic report containing the issuer’s financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/S/ Dennis R. Woods
Dennis R. Woods
Chairman of the Board and
President

I certify that this periodic report containing the issuer’s financial statements fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

United Security Bancshares

Date: August 13, 2002	/S/ Dennis R.Woods
Dennis R.Woods
Chairman of the Board and
President

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer