Form 10-Q
period 2002-09-30
UNITED SECURITY BANCSHARES
filed 2002-11-14
CIK 1137547

 Click here for Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of September 30, 2002: 5,466,674

UNITED SECURITY BANCSHARES AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10Q FOR THE PERIOD ENDED
SEPTEMBER 30, 2002

TABLE OF CONTENTS

United Security Bancshares and Subsidiaries
Consolidated Statements of Condition - Balance Sheets
September 30, 2002 (unaudited) and December 31, 2001

                                                                   September 30,         December 31,
   (In thousands except shares)                                         2002                 2001
----------------------------------------------------------------------------------------------------------
Assets
 Cash and due from banks                                              $19,169              $15,945
 Interest-bearing deposits in other banks                               7,012                    0
 Federal funds sold and securities purchased
   under agreements to resell                                           2,950               13,310
                                                                ------------------------------------------
      Cash and cash equivalents                                        29,131               29,255
 Securities available for sale (Note 2)                               116,242               63,365
 Securities held to maturity (Note 2)                                       0                    0
                                                                ------------------------------------------
   Total investment securities                                        116,242               63,365

 Loans and leases (Note 3)                                            363,713              336,287
    Unearned fees                                                        (343)                (667)
    Allowance for credit losses                                        (5,523)              (4,457)
                                                                ------------------------------------------
       Net loans                                                      357,847              331,163
 Accrued interest receivable                                            2,778                3,751
 Premises and equipment - net                                           2,714                3,057
 Other real estate owned                                                9,428                5,390
 Intangible assets                                                      2,390                2,660
 Cash surrender value of life insurance                                 2,492                2,411
 Investment in limited partnership                                      2,622                2,772
 Deferred income taxes                                                  1,021                1,730
 Other assets                                                           6,349                5,374
                                                                ------------------------------------------
Total assets                                                         $533,014             $450,928
                                                                ==========================================
Liabilities & Shareholders' Equity:
Liabilities
 Deposits (Note 4)
   Noninterest bearing                                                $85,130              $72,413
   Interest bearing                                                   353,396              296,238
                                                                ------------------------------------------
      Total deposits                                                  438,526              368,651
 Federal funds purchased and securities sold
     under agreements to repurchase (Note 5)                           35,400               27,500
 Other borrowings (Note 5)                                                709                  916
 Accrued interest payable                                               1,185                1,270
 Accounts payable and other liabilities                                 1,901                1,532
                                                                ------------------------------------------
      Total liabilities                                               477,721              399,869
Company obligated manditorily redeemable cumulative trust
  preferred securities of subsidiary trust holding solely junior
  subordinated debentures (Trust Preferred securities) (Note 6)        15,000               15,000

Commitments and Contingent Liabilities (Note 3)

Shareholders' Equity (Notes 7 and 10)
  Common  stock, no par value
    10,000,000 shares authorized, 5,429,130 and 5,397,298
    issued and outstanding, in 2002 and 2001, respectively             18,017               18,239
  Retained earnings                                                    21,765               18,582
  Unearned ESOP shares (Note 5)                                          (664)                (873)
  Accumulated other comprehensive income                                1,175                  111
                                                                ------------------------------------------
      Total shareholders' equity                                       40,293               36,059
                                                                ------------------------------------------
Total liabilities and shareholders' equity                           $533,014             $450,928
                                                                ==========================================
      See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
Nine Months Ended September 30, 2002 and 2001 (unaudited)

                                                            Quarter Ended Sept 30,     Nine Months Ended Sept 30,
   (In thousands except shares and EPS)                       2002          2001          2002           2001
---------------------------------------------------------------------------------------------------------------------
Interest Income:
 Loans, including fees                                       $6,186        $6,747       $18,367        $20,456
 Investment securities - AFS - taxable                        1,033           894         2,685          2,340
 Investment securities - HTM - taxable                            0             0             0            202
 Investment securities - AFS - nontaxable                        34            41           105            118
 Federal funds sold and securities purchased
   under agreements to resell                                   126           167           259            251
 Interest on deposits in other banks                             34             0            37              0
                                                          -----------------------------------------------------------
     Total interest income                                    7,413         7,849        21,453         23,367
Interest Expense:
 Interest on deposits                                         2,191         2,910         6,480          8,811
   Interest on other borrowings                                 605           693         1,726          1,586
                                                          -----------------------------------------------------------
     Total interest expense                                   2,796         3,603         8,206         10,397
                                                          -----------------------------------------------------------
Net Interest Income Before
  Provision for Credit Losses                                 4,617         4,246        13,247         12,970
Provision for Credit Losses (Note 3)                            325           492         1,189          1,268
                                                          -----------------------------------------------------------
Net Interest Income                                           4,292         3,754        12,058         11,702
Noninterest Income:
 Customer service fees                                        1,047           899         2,991          2,208
 (Loss) gain on sale of securities                               (2)          482           (24)           759
 Gain on sale of other real estate owned                          0             0             4             36
 Gain on sale of fixed assets                                    10             0            10              8
 Other                                                          258            68           728            199
                                                          -----------------------------------------------------------
    Total noninterest income                                  1,313         1,449         3,709          3,210
Noninterest Expense:
 Salaries and employee benefits                               1,312         1,120         3,719          3,342
 Occupancy expense                                              393           445         1,319          1,283
 Data processing                                                136           146           414            397
 Professional fees                                              290           231           668            433
 Director fees                                                   52            52           153            151
 Amortization of intangibles                                     90            90           270            270
 Correspondent bank service charges                              73            57           218            156
 Other                                                          582           440         1,445          1,197
                                                          -----------------------------------------------------------
    Total noninterest expense                                 2,928         2,581         8,206          7,229
                                                          -----------------------------------------------------------
Income Before Taxes on Income                                 2,677         2,622         7,561          7,683

Taxes on Income (Note 11)                                       801           944         2,249          2,818
                                                          -----------------------------------------------------------
Net Income                                                   $1,876        $1,678        $5,312         $4,865
                                                          ===========================================================
Other comprehensive income, net of tax: Unrealized
 (loss) gain on available for sale securities -
  net income tax of $272, $182, $709 and $140                   407          274          1,064            210
                                                          -----------------------------------------------------------
Comprehensive Income                                         $2,283       $1,952         $6,376         $5,075
                                                          ===========================================================
Net Income per common share (Note 9)
  Basic                                                       $0.35        $0.31          $0.98          $0.89
                                                          ===========================================================
  Diluted                                                     $0.34        $0.30          $0.97          $0.87
                                                          ===========================================================
Shares on which net income per common
 share were based (Note 9)
  Basic                                                    5,396,553     5,450,736      5,396,553      5,450,736
                                                          ===========================================================
  Diluted                                                  5,487,885     5,577,015      5,487,885      5,577,015
                                                          ===========================================================
     See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Periods Ended September 30, 2002

                                                Common stock Common stock                           Accumulated
                                               ---------------------------                              Other
                                                   Number                 Retained     Unearned     Comprehensive
   (In thousands except shares)                  of Shares     Amount     Earnings    ESOP Shares   Income (Loss)    Total
--------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2001                          5,419,487    $19,178     $14,916       $(682)          $337        $33,749

 Director/Employee stock options exercised          84,830        608                                                   608
 Tax benefit of stock options exercised                           118                                                   118
 Net changes in unrealized gain
   (loss) on available for sale securities
   (net of income tax of $139,849 )                                                                      209            209
 Dividends on common stock ($0.345 per share)                              (1,902)                                   (1,902)
 Unearned ESOP shares purchased                    (23,185)                              (398)                         (398)
 Release of unearned ESOP shares                     8,993                                156                           156
 Net Income                                                                 4,865                                     4,865
                                              ----------------------------------------------------------------------------------
Balance September 30, 2001 (unaudited)           5,490,125     19,904      17,879        (924)           546         37,405

 Director/Employee stock options exercised          20,000        197                                                   197
 Tax benefit of stock options exercised                            28                                                    28
 Net changes in unrealized gain
    (loss) on available for sale securities
    (net of income tax  benefit of $290,305 )                                                           (435)          (435)
 Dividends on common stock ($0.115 per share)                                (625)                                     (625)
 Repurchase and cancellation of common shares     (115,786)    (1,884)                                               (1,884)
 Release of unearned ESOP shares                     2,959         (6)                     51                            45
 Net Income                                                                 1,328                                     1,328
                                              -----------------------------------------------------------------------------------
Balance December 31, 2001                        5,397,298     18,239      18,582        (873)           111         36,059

 Director/Employee stock options exercised          57,100        401                                                   401
 Tax benefit of stock options exercised                             4                                                     4
 Net changes in unrealized gain
   (loss) on available for sale securities
   (net of income tax of $709,186)                                                                     1,064          1,064
 Dividends on common stock ($0.39 per share)                               (2,129)                                   (2,129)
 Repurchase and cancellation of common shares      (37,076)      (625)                                                 (625)
 Release of unearned ESOP shares                    11,808         (2)                    209                           207
 Net Income                                                                 5,312                                     5,312
                                              -----------------------------------------------------------------------------------
Balance September 30, 2002 (unaudited)           5,429,130    $18,017     $21,765       $(664)        $1,175        $40,293
                                              ===================================================================================
  See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Periods Ended September 30, 2002 and 2001 (unaudited)

   (In thousands)                                                 2002                  2001
--------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net income                                                     $5,312                $4,865
  Adjustments to reconcile net earnings to
   cash provided by operating activities:
    Provision for credit losses                                   1,189                 1,268
    Depreciation and amortization                                   910                   894
    Amortization of investment securities                           312                   184
    Loss (gain) on sale of securities                                24                  (759)
    Decrease (increase) in accrued interest receivable              973                  (563)
    (Decrease) increase in accrued interest payable                 (85)                  294
    Decrease in unearned fees                                      (324)                 (133)
    Decrease (increase) in income taxes payable                     137                   (75)
    Increase (decrease) in accounts payable
     and accrued liabilities                                        149                   (19)
    Write-down of other investments                                  40                     0
    Write-down of other real estate owned                           132                     0
    Gain on sale of other real estate owned                          (4)                  (36)
    Gain on sale of assets                                          (10)                   (8)
    Increase in surrender value of life insurance                   (81)                  (82)
    Loss in limited partnership interest                            172                   137
    Net (increase) decrease in other assets                         (92)                   35
                                                           --------------------------------------------
  Net cash provided by operating activities                       8,754                 6,002
Cash Flows From Investing Activities:
  Purchases of  available-for-sale securities                   (95,685)              (74,016)
  Net purchase of FHLB/FRB and other bank stock                    (307)                 (635)
  Maturities and calls of available-for-sale securities          44,245                34,158
  Maturities and calls of held-to-maturity securities                 0                10,250
  Proceeds from sales of available-for-sale securities                0                26,088
  Investment in limited partnership                                   0                  (888)
  Investment in title company                                         0                (1,500)
  Net increase in loans                                         (32,566)              (65,561)
  Proceeds from sales of other real estate owned                    420                     0
  Capital expenditures for premises and equipment                  (298)                 (439)
  Proceeds from sales of premises and equipment                      15                    23
                                                           --------------------------------------------
  Net cash used in investing activities                         (84,176)              (72,520)
Cash Flows From Financing Activities:
  Net increase in demand deposit
    and savings accounts                                         22,481                28,893
  Net increase in certificates of deposit                        47,393                33,728
  Net decrease in federal funds purchased                             0               (20,750)
  Net increase in repurchase agreements                           7,900                 7,888
  Proceeds from company obligated manditorily redeemable
    preferred securities of subsidiary trust holding
    soley junior subordinated debentures                              0                14,505
  Director/Employee stock options exercised                         401                   608
  Repurchase and retirement of common stock                        (625)                 (831)
  Proceeds from ESOP borrowings                                       0                   399
  Repayment of ESOP borrowings                                     (209)                 (130)
  Purchase of unearned ESOP shares                                    0                  (399)
  Payment of dividends on common stock                           (2,043)               (1,816)
                                                           --------------------------------------------
  Net cash provided by financing activities                      75,298                62,095
                                                           --------------------------------------------
Net decrease in cash and cash equivalents                          (124)               (4,423)
Cash and cash equivalents at beginning of period                 29,255                19,176
                                                           --------------------------------------------
Cash and cash equivalents at end of period                      $29,131               $14,753
                                                           ============================================
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

2. Securities Available for Sale

Following is a comparison of the amortized cost and approximate fair value of securities available for sale for the periods ended September 30, 2002 and December 31, 2001:

                                         ------------------------------------------------------------------
                                                             Gross            Gross         Fair Value
   (In thousands)                           Amortized      Unrealized       Unrealized      (Carrying
September 30, 2002:                            Cost          Gains            Losses         Amount)
-----------------------------------------------------------------------------------------------------------
U.S. Government agencies                     $65,239        $1,527            $(32)          $66,734
U.S. Government agency
 collateralized mortgage obligations              89             4               0                93
Obligations of state and
 political subdivisions                        2,796           215               0             3,011
Other debt securities                         46,160           259             (15)           46,404
                                         ------------------------------------------------------------------
                                            $114,284        $2,005            $(47)         $116,242
                                         ==================================================================
December 31, 2001:
U.S. Government agencies                     $42,341          $360            $(74)          $42,627
U.S. Government agency
 collateralized mortgage obligations             211             1              (2)              210
Obligations of state and
 political subdivisions                        3,464            72              (4)            3,532
Other debt securities                         17,164             0            (168)           16,996
                                         ------------------------------------------------------------------
                                             $63,180          $433           $(248)          $63,365
                                         ==================================================================

Included in other debt securities at September 30, 2002 is a short-term money-market mutual fund totaling $28.0 million. Included in other debt securities at September 30, 2002 and December 31, 2001, are a short-term government securities mutual fund totaling $10.0 million, and Trust Preferred securities pools totaling $3.2 million. Also included is a CRA qualified investment fund totaling $5.0 million at September 30, 2002 and $4.0 million at December 31, 2001. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note. The principal strategy of the CRA qualified investment fund is to invest in debt securities that will cause the shares of the fund to qualify under the Community Reinvestment Act of 1977 (“CRA”) as CRA qualified investments. Such investments may include U.S. Government agencies, taxable municipal bonds, and certificates of deposit.

There were realized losses on calls of available-for-sale securities totaling $24,000 during the nine months ended September 30, 2002. Realized gains on sale of available-for-sale securities totaled $759,000 during the nine months ended September 30, 2001.

The amortized cost and fair value of securities available for sale at September 30, 2002, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        September 30, 2002
                                              ------------------------------------------
                                                   Amortized            Fair Value
  (In thousands)                                      Cost          (Carrying Amount)
----------------------------------------------------------------------------------------
Due in one year or less                             $38,181               $38,185
Due after one year through five years                45,013                45,958
Due after five years through ten years                3,695                 3,836
Due after ten years                                  27,306                28,170
Collateralized mortgage obligations                      89                    93
                                              ------------------------------------------
                                                   $114,284              $116,242
                                              ==========================================

Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

At September 30, 2002 and December 31, 2001, available-for-sale securities with an amortized cost of approximately $66,495,000 and $43,833,000 (fair value of $68,049,000 and $44,198,000) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

3. Loans and Leases

Loans and leases include the following:

                                            September 30,       December 31,
   (In thousands)                               2002                2001
---------------------------------------------------------------------------------
Commercial and industrial                    $108,200            $102,280
Real estate - mortgage                        103,565             111,425
Real estate - construction                    112,323              92,764
Agricultural                                   20,605              12,987
Installment/other                               7,777               6,647
Lease financing                                11,243              10,184
                                         ----------------------------------------
Total Loans                                  $363,713            $336,287
                                         ========================================

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 29.7% of total loans at September 30, 2002 and have a high degree of industry diversification. A substantial portion of the commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower. Real estate mortgage loans, representing 28.5% of total loans at September 30, 2002, are secured by trust deeds on primarily commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

Real estate construction loans, representing 30.9% of total loans at September 30, 2002, consist of loans to residential contractors, which are secured by single family residential properties. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions.

Agricultural loans represent 5.7% of total loans at September 30, 2002 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Lease financing loans, representing 3.1% of total loans at September 30, 2002, consist of loans to small businesses, which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

There were no loans over 90 days past due and still accruing interest at September 30, 2002 or December 31, 2001. Nonaccrual loans totaled $14.2 million and $13.0 million at September 30, 2002 and December 31, 2001, respectively.

An analysis of changes in the allowance for credit losses is as follows:

                                               September 30,    December 31,    September 30,
   (In thousands)                                  2002             2001            2001
-----------------------------------------------------------------------------------------------
Balance, beginning of year                        $4,457           $3,773          $3,773
Provision charged to operations                    1,189            1,733           1,268
Losses charged to allowance                         (152)          (1,076)           (697)
Recoveries on loans previously charged off            29               27              18
                                              -------------------------------------------------
Balance at end-of-period                          $5,523           $4,457          $4,362
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

At September 30, 2002 and 2001, the Company's recorded investment in loans for which impairment has been recognized totaled $14.4 million and $5.6 million. Included in this amount is $8.6 million and $3.2 million of impaired loans for which the related specific allowance is $1,352,000 and $545,000, as well as $5.9 million and $2.5 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $10.2 million and $3.4 million for the nine-month periods ended September 30, 2002 and 2001, respectively. At December 31, 2001, the Company's recorded investment in loans for which impairment has been recognized totaled $13.1 million. Included in this amount is $1.3 million of impaired loans for which the related specific allowance is $115,000, as well as $11.8 million of impaired loans that as a result of write-downs or the fair value of the collateral did not have a specific allowance. The average recorded investment in impaired loans was $5.7 million for the year ended December 31, 2001. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the nine months ended September 30, 2002, the Company recognized no income on such loans. For the year ended December 31, 2001and the nine months ended September 30, 2001, the Company recognized $23,000 and $12,000 on such loans, respectively.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At September 30, 2002 and December 31, 2001 these financial instruments include commitments to extend credit of $88.5 million and $108.1 million, respectively, and standby letters of credit of $6.7 million and $6.3 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the bank has in off-balance sheet financial instruments.

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

4. Deposits

Deposits include the following:

                                                September 30,       December 31,
   (In thousands)                                   2002                2001
-------------------------------------------------------------------------------------
Noninterest bearing deposits                      $85,130             $72,413
Interest bearing deposits:
 NOW and money market accounts                     92,083              83,316
 Savings accounts                                  20,881              19,883
 Time deposits:
   Under $100,000                                  91,606              68,414
   $100,000 and over                              148,826             124,625
                                             ----------------------------------------
Total interest bearing deposits                   353,396             296,238
                                             ----------------------------------------
Total deposits                                   $438,526            $368,651
                                             ========================================

At September 30, 2002, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

   (In thousands)
--------------------------------------------------------------------------------
One year or less                                                 $210,397
More than one year, but less than or equal to two years            23,866
More than two years, but less than or equal to three years          4,241
More than three years, but less than or equal to four years         1,424
More than four years, but less than or equal to five years            493
More than five years                                                   11
                                                             -------------------
                                                                 $240,432
                                                             ===================

5. Short-term Borrowings/Other Borrowings

At September 30, 2002, the Company had collateralized and uncollateralized lines of credit aggregating $163.9 million, as well as FHLB lines of credit totaling $ 38.6 million. Advances on the FHLB lines of credit totaled $35.4 million at September 30, 2002. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB and certain qualifying mortgage loans. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

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

The table below provides further detail of the Company's repurchase agreements and FHLB advances for the periods ended September 30, 2002 and December 31, 2001:

                                                         September 30,       December 31,
  (In thousands)                                             2002                2001
----------------------------------------------------------------------------------------
Outstanding:
  Average for the period - Repos                              $291              $12,048
  Average for the period - FHLB advances                   $31,387              $19,255
  Maximum during the period - total borrowings             $35,400              $38,250
Interest rates:
  Average for the period - Repos                             1.96%                4.90%
  Average for the period - FHLB advances                     4.27%                4.79%
  Average at period end - Repos                              ----                 1.93%
  Average at period end - FHLB advances                      4.17%                4.66%

On June 20, 2000, the Company’s ESOP entered into an agreement with a correspondent bank to establish a $1.0 million unsecured revolving line of credit with a variable rate of prime plus 100 basis points and maturity of June 20, 2005. The loan is guaranteed by the Company. Advances on the line totaled $709,000 at September 30, 2002.

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

Issuance costs of $495,000 related to the Trust Preferred Securities have been deferred and will be amortized over the 30-year life of the securities. Interest expense on the Trust Preferred Securities totaled $669,000 and amortization expense totaled $12,000 for the nine months ended September 30, 2002.

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

The following table sets forth the Company’s and the Bank's actual capital positions at the periods presented:

                                               September 30,     December 31,     September 30,
                                                   2002              2001              2001
------------------------------------------------------------------------------------------------
Company:
  Total Capital (to Risk Weighted Assets)         12.24%            12.89%            14.75%
  Tier I Capital (to Risk Weighted Assets)        10.67%            10.82%            12.44%
  Tier I Capital (to Average Assets)               9.28%            10.20%            10.54%

Bank:
  Total Capital (to Risk Weighted Assets)         12.07%            12.48%            14.13%
  Tier I Capital (to Risk Weighted Assets)        10.84%            11.38%            12.90%
  Tier I Capital (to Average Assets)               9.39%            10.67%            10.90%

As of September 30, 2002 and December 31, 2001, the most recent notifications from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total capital and Tier 1 capital (as defined) to risk-based assets (as defined), and a minimum leverage ratio of Tier 1 capital to average assets (as defined) as set forth in the proceeding discussion. There are no conditions or events since the notification that management believes have changed the institution’s category.

Under regulatory guidelines, the $15 million in Trust Preferred Securities issued in July of 2001 will qualify as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities will qualify as Tier 2 capital.

Dividends - Subsequent to the Reorganization on June 12, 2001, dividends paid to shareholders have been paid by the bank holding company, subject to restrictions set forth in the California General Corporation Law. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. Year-to-date as of September 30, 2002, the Company has received $3,085,000 in cash dividends from the Bank, from which the Company has paid or declared $2,754,000 in dividends to shareholders.

Under California state banking law, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the California State Department of Financial Institutions, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. As of September 30, 2002, approximately $7.8 million was available to the Bank for cash dividend distributions without prior approval. Year-to-date, the Bank has paid dividends of $3,085,000 to the Company.

8. Supplemental Cash Flow Disclosures

                                                 Nine Months Ended September 30,
   (In thousands)                                   2002                2001
--------------------------------------------------------------------------------------
Cash paid during the period for:
  Interest                                         $8,291              $10,104
  Income Taxes                                      2,109                2,775
Noncash investing activities:
  Loans transferred to foreclosed property          5,030                2,734
  Dividends declared not paid                         711                  632

9. Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

                                                          Nine Months Ended September 30,
   (In thousands except earnings per share data)              2002               2001
----------------------------------------------------------------------------------------------
Net income available to common shareholders                  $5,312             $4,865

Weighted average shares issued                                5,442              5,507
   Less: unearned ESOP shares                                   (45)               (56)
                                                       ---------------------------------------
Weighted average shares outstanding                           5,397              5,451
   Add: dilutive effect of stock options                         91                126
                                                       ---------------------------------------
Weighted average shares outstanding
     adjusted for potential dilution                          5,488              5,577
                                                       =======================================
Basic earnings per share                                      $0.98              $0.89
                                                       =======================================
Diluted earnings per share                                    $0.97              $0.87
                                                       =======================================

10. Common Stock Repurchase Plan

During August 2001, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to 280,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. The duration of the program is open-ended and the timing of the purchases will depend on market conditions. During the nine months ended September 30, 2002, the Company repurchased 37,076 shares for a total of $625,000. During the year ended December 31, 2001, the Company repurchased 115,786 shares for a total of $1.9 million. The repurchased shares were subsequently retired.

11. Income Taxes

The effective tax rate for the nine months ended September 30, 2002 was 29.7% as compared to 36.7% for the nine months ended September 30, 2001 and 33.9% for the year ended December 31. 2001. The decline in the Company’s effective tax rate during 2002, was primarily the result of the formation of USB Investment Trust, Inc., as a subsidiary of the Bank during January of 2002. The subsidiary was formed as a special purpose real estate investment trust (“REIT”) under Maryland law.

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

Results of Operations

For the nine months ended September 30, 2002, the Company reported net income of $5.312 million or $0.98 per share ($0.97 diluted) as compared to $4.865 million or $0.89 per share ($0.87 diluted) for the nine months ended September 30, 2001. The Company’s return on average assets was 1.45% for the nine months ended September 30, 2002 as compared to 1.69% for the same nine-month period of 2001. The Bank’s return on average equity was 18.68% for the nine months ended September 30, 2002 as compared to 18.22% for the same nine-month period of 2001.

Net Interest Income

Net interest income, the most significant component of earnings, is the difference between the interest and fees received on earning assets and the interest paid on interest-bearing liabilities. Earning assets consist primarily of loans, and to a lesser extent, investments in securities issued by federal, state and local authorities, and corporations. These earning assets are funded by a combination of interest-bearing and noninterest-bearing liabilities, primarily customer deposits and short-term and long-term borrowings. Net interest income before provision for credit losses totaled $13.2 million for the nine months ended September 30, 2002, representing an increase of $277,000 or 2.1% when compared to the $13.0 million reported for the same nine months of the previous year. The increase in net interest income between 2001 and 2002 is primarily the result of significant growth in earning assets, which was partially offset by decline in market rates of interest between these two nine-month periods.

The Bank's net interest margin, as shown in Table 1, decreased to 3.96% at September 30, 2002 from 4.91% at September 30, 2001, a decrease of 95 basis points (100 basis points = 1%) between the two periods. Market rates of interest decreased significantly between the nine-month periods ended September 30, 2001 and 2002. The prime rate averaged 4.75% for the nine months ended September 30, 2002 as compared to 7.50% for the comparative nine months of 2001.

Table 1. - Distribution of Average Assets, Liabilities and Shareholders' Equity:
Interest rates and Interest Differentials
Periods Ended September 30, 2002 and 2001
                                          -----------------------------------------------------------------------------
                                                            2002                                 2001
                                          -----------------------------------------------------------------------------
     (dollars in thousands)                  Average                   Yield/      Average                  Yield/
                                             Balance      Interest      Rate       Balance     Interest      Rate
-----------------------------------------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
  Loans (1)                                  $342,755     $18,367       7.16%     $287,428     $20,456       9.52%
  Investment Securities - taxable              79,128       2,685       4.54%       53,715       2,542       6.33%
  Investment Securities - nontaxable (2)        2,921         105       4.81%        3,321         118       4.75%
  Interest on deposits in other banks           1,467          37       3.37%            0           0       0.00%
  Federal funds sold  and reverse repos        20,242         259       1.71%        8,878         251       3.78%
                                          -----------------------------------------------------------------------------
    Total interest-earning assets             446,513     $21,453       6.42%      353,342     $23,367       8.84%
                                                         =====================                =========================
Allowance for possible loan losses             (5,134)                              (3,948)
Noninterest-bearing assets:
  Cash and due from banks                      17,342                               13,415
  Premises and equipment, net                   2,888                                3,298
  Accrued interest receivable                   2,983                                3,298
  Other real estate owned                       9,100                                3,762
  Other assets                                 15,360                               12,620
                                           -------------                        -------------
    Total average assets                     $489,052                             $385,787
                                           =============                        =============
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
  NOW accounts                                $26,777        $161       0.80%      $24,044        $302       1.68%
  Money market accounts                        57,926         837       1.93%       43,626       1,238       3.79%
  Savings accounts                             19,747         129       0.87%       17,787         272       2.04%
  Time deposits                               219,298       5,353       3.26%      167,946       6,999       5.57%
  Other borrowings                             32,595       1,045       4.29%       34,879       1,343       5.15%
  Trust Preferred securities                   15,000         681       6.07%        4,231         243       7.68%
                                           ----------------------------------------------------------------------------
    Total interest-bearing liabilities        371,343      $8,206       2.95%      292,513     $10,397       4.75%
                                                          ====================                =========================
Noninterest-bearing liabilities:
  Noninterest-bearing checking                 77,137                               54,680
  Accrued interest payable                      1,113                                1,412
  Other liabilities                             1,446                                1,489
                                           -------------                         -------------
    Total Liabilities                         451,039                              350,094

Total shareholders' equity                     38,013                               35,693
                                           -------------                         -------------
    Total average liabilites and
       Shareholders' equity                  $489,052                             $385,787
                                           =============                         =============
Interest income as a percentage
    of average earning assets                                           6.42%                                8.84%
Interest expense as a percentage
    of average earning assets                                           2.46%                                3.93%
                                                                   -------------                         -------------
Net interest margin                                                     3.96%                                4.91%
                                                                   =============                         =============
(1)	Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $1,039,000 and $1,122,000 for the nine months ended September 30, 2002 and 2001, respectively.
(2)	Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis because they are not material to the Company’s results of operations.

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

Table 2. Rate and Volume Analysis
                                                Increase (decrease) in the nine months ended
                                                  Sept 30, 2002 compared to Sept 30, 2001
                                               -----------------------------------------------
   (In thousands)                                   Total           Rate          Volume
----------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
  Loans                                           $(2,089)        $(5,621)        $3,532
  Investment securities                               130            (845)           975
  Interest-bearing deposits in other banks             37              37              0
  Federal funds sold and securities purchased
    under agreements to resell                          8            (190)           198
                                               -----------------------------------------------
     Total interest income                         (1,914)         (6,619)         4,705

Increase (decrease) in interest expense:
  Interest-bearing demand accounts                   (542)           (866)           324
  Savings accounts                                   (143)           (170)            27
  Time deposits                                    (1,646)         (3,415)         1,769
  Other borrowings                                   (541)           (443)           (98)
  Trust Preferred securities                          681             681              0
                                               -----------------------------------------------
     Total interest expense                        (2,191)         (4,213)         2,022
                                               -----------------------------------------------
Increase in net interest income                      $277         $(2,426)        $2,703
                                               ===============================================

For the nine months ended September 30, 2002, total interest income decreased approximately $1.9 million or 8.2% as compared to the nine months ended September 30, 2001. The change is attributable primarily to a substantial decrease in market rates of interest, which was only partially offset by an increase in the overall volume of earning assets. Earning asset growth was mostly in loans and, to a smaller degree, in investment securities and federal funds sold.

For the nine months ended September 30, 2002, total interest expense decreased approximately $2.2 million or 21.1% as compared to the nine-month period ended September 30, 2001. While average interest-bearing liabilities increased by $78.8 million between the nine-month periods ended September 30, 2002 and 2001, the average rate paid on those liabilities declined by 180 basis points, which more than outweighed in the increase in volume.

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management's continuous credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the nine months ending September 30, 2002 the provision to the allowance for credit losses amounted to $1.2 million as compared to $1.3 million for the nine months ended September 30, 2001. The amount provided to the allowance for credit losses during the first nine months brought the allowance to 1.52% of net outstanding loan balances at September 30, 2002, as compared to 1.33% of net outstanding loan balances at December 31, 2001, and 1.35% at September 30, 2001.

Noninterest Income

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers. Noninterest income for the nine months ended September 30, 2002 increased $499,000 when compared to the same period last year. An increase in customer service fees accounted for $783,000 of the change in noninterest income between the two nine-month periods presented, and is are attributable to growth in checking service charges, as well as overdraft and ATM fee income. Other noninterest income increased $529,000 between the two periods, and was more than offset by declines in gains from sales of securities, other real estate owned, and fixed assets. Of the increase in other noninterest income, $252,000 is attributable to shared appreciation income on commercial real estate and, $132,000 is attributable to OREO rental income realized during 2002. An additional $113,000 in income was realized during 2002, as the result of the Company’s investment in a title company during the later half of 2001.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001:

Table 3. Changes in Noninterest Expense
   (In thousands)                               Amount            Percent
-------------------------------------------------------------------------------
Salaries and employee benefits                   $377              11.27%
Occupancy expense                                  36               2.81%
Data processing                                    17               4.21%
Professional fees                                 235              54.04%
Directors fees                                      2               1.23%
Amortization of intangibles                         0               0.00%
Correspondent bank service charges                 62               39.44%
Other                                             248               20.89%
                                            ------------------------------------
  Total change in noninterest expense            $977               13.51%
                                            ====================================

Noninterest expense, excluding provision for credit losses and income tax expense, totaled $8.2 million for the nine months ended September 30, 2002 as compared to $7.2 million for the same nine-month period of 2001, representing an increase of $977,000 or 13.5% between the two periods. Increases in salaries and employee benefits were the result of additional staff to support the Company’s strategic long-term growth objectives, as well as normal wage and benefit increases combined with increased medical insurance costs incurred during the year. Professional fees increased between the nine-month periods presented partially as the result of additional expenses incurred during 2002 for legal fees associated with impaired loans and costs of forming the Bank’s REIT subsidiary. Increases of $248,000 in other noninterest expense between the two periods, include write-downs of foreclosed properties totaling $132,000.

Financial Condition

Total assets increased to $533.0 million at September 30, 2002, up from $425.0 million at the end of the same period last year, and up from the balance of $450.9 million at December 31, 2001. Total deposits of $438.5 million at September 30, 2002 increased $104.0 million or 31.1% from the balance reported at September 30, 2001, and increased $69.8 million or 19.0% from the balance of $368.7 million reported at December 31, 2001. Between December 31, 2001 and September 30, 2002, loan growth totaled $27.4 million, while securities and other short-term investments increased $42.5 million.

Earning assets averaged approximately $446.5 million during the nine months ended September 30, 2002, as compared to $353.3 million for the same nine-month period of 2001. Average interest-bearing liabilities increased to $371.3 million for the nine months ended September 30, 2002, as compared to $292.5 million for the comparative nine-month period of 2001.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $363.7 million at September 30, 2002, an increase of $27.4 million or 8.2% when compared to the balance of $336.3 million at December 31, 2001, and an increase of $40.0 million or 12.4% when compared to the balance of $323.7 million reported at September 30, 2001. Loans on average rose 19.2% between the nine-month periods ended September 30, 2001 and September 30, 2002, with loans averaging $342.8 million for the nine months ended September 30, 2002, as compared to $287.4 million for the same nine-month period of 2001.

During the first nine months of 2002, increases were experienced in all loan categories except real estate mortgage loans. The following table sets forth the amounts of loans outstanding by category at September 30, 2002 and December 31, 2001, the category percentages as of those dates, and the net change between the two periods presented.

Table 4. Loans
                                   September 30, 2002         December 31, 2001
                               ------------------------------------------------------------------------
                                   Dollar       % of        Dollar      % of        Net         %
   (In thousands)                  Amount       Loans       Amount      Loans      Change     Change
-------------------------------------------------------------------------------------------------------
Commercial and industrial        $108,200       29.7%     $102,280      30.4%      $5,920      5.79%
Real estate - mortgage            103,565       28.5%      111,425      33.1%      (7,860)    -7.05%
Real estate - construction        112,323       30.9%       92,764      27.6%      19,559     21.08%
Agricultural                       20,605        5.7%       12,987       3.9%       7,618     58.67%
Installment/other                   7,777        2.1%        6,647       2.0%       1,130     17.01%
Lease financing                    11,243        3.1%       10,184       3.0%       1,059     10.40%
                                -----------------------------------------------------------------------
Total Loans                      $363,713      100.0%     $336,287     100.0%     $27,426      8.16%
                                 ======================================================================

The overall average yield on the loan portfolio was 7.16% for the nine months ended September 30, 2002 as compared to 9.52% for the nine months ended September 30, 2001, and decreased between the two periods as the result of a significant decline in market rates of interest between the two periods. At September 30, 2002, 63.9% of the Company's loan portfolio consisted of floating rate instruments, as compared to 65.2% of the portfolio at December 31, 2001, with the majority of those tied to the prime rate.

Deposits

Total deposits increased during the period to a balance of $438.5 million at September 30, 2002 representing an increase of $69.9 million or 19.0% from the balance of $368.7 million reported at December 31, 2001, and an increase of $104.0 million or 31.1% from the balance reported at September 30, 2001. During the first nine months of 2002, increases were experienced in all deposit categories, with a large portion of the increase being in time deposits.

The following table sets forth the amounts of deposits outstanding by category at September 30, 2002 and December 31, 2001, and the net change between the two periods presented.

Table 5. Deposits
                                       September 30,     December 31,         Net         Percentage
   (In thousands)                          2002              2001            Change         Change
-------------------------------------------------------------------------------------------------------
Noninterest bearing deposits             $85,130           $72,413          $12,717         17.56%
Interest bearing deposits:
  NOW and money market accounts           92,083            83,316            8,767         10.52%
  Savings accounts                        20,881            19,883              998          5.02%
  Time deposits:
    Under $100,000                        91,606            68,414           23,192         33.90%
    $100,000 and over                    148,826           124,625           24,201         19.42%
                                      -----------------------------------------------------------------
Total interest bearing deposits          353,396           296,238           57,158         19.29%
                                      -----------------------------------------------------------------
Total deposits                          $438,526          $368,651          $69,875         18.95%
                                      =================================================================

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $57.2 million or 19.3% between December 31, 2001 and September 30, 2002, and noninterest-bearing deposits increased $12.7 million or 17.6% between the same two periods presented. Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 65.6% and 65.5% of the total deposit portfolio at September 30, 2002 and December 31, 2001, respectively.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $92.8 million or 30.1% in total deposits between the nine month periods ended September 30, 2001 and September 30, 2002. Between these two periods, average interest-bearing deposits increased $70.3 million or 27.8%, while total noninterest-bearing checking increased $22.5 million or 41.1% on a year-to-date average basis.

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

The Company had collateralized and uncollateralized lines of credit aggregating $163.9 million, as well as FHLB lines of credit totaling $35.5 million at September 30, 2002. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB and certain qualifying mortgage loans. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At September 30, 2002, the Company had advances on the FHLB line of credit totaling $35.4 million. The Company had collateralized and uncollateralized lines of credit aggregating $119.6 million, as well as a repurchase agreement line of credit of $5.3 million and FHLB lines of credit totaling $35.6 million at December 31, 2001. The Company had repurchase agreements of $5.3 million and FHLB advances of $22.2 million outstanding at December 31, 2001.

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, and 9) other business conditions. During the first nine months of 2002, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

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

At September 30, 2002 and 2001, the Company's recorded investment in loans for which impairment has been recognized totaled $14.4 million and $5.6 million, respectively. Included in total impaired loans at September 30, 2002, is $8.6 million of impaired loans for which the related specific allowance is $1,352,000, as well as $5.9 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at September 30, 2001 included $3.2 million of impaired loans for which the related specific allowance is $545,000, as well as $2.5 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $10.2 million during the first nine months of 2002 and $3.4 million during the first nine months of 2001. In most cases, the Bank uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the nine months ended September 30, 2002, the Bank recognized no income on such loans. For the nine months ended September 30, 2001, the Bank recognized $12,000 of income on such loans.

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

Table 6. Allowance for Credit Losses - Summary of Activity (unaudited)
                                                          September 30,     September 30,
  (In thousands)                                              2002              2001
--------------------------------------------------------------------------------------------
Total loans outstanding at end of period before
  deducting allowances for credit losses                    $363,370         $323,043
                                                        ====================================
Average net loans outstanding during period                  342,755          287,428
                                                        ====================================

Balance of allowance at beginning of period                    4,457            3,773
Loans charged off:
  Real estate                                                      0                0
  Commercial and industrial                                     (125)            (671)
  Installment and other                                          (27)             (26)
                                                        ------------------------------------
     Total loans charged off                                    (152)            (697)

Recoveries of loans previously charged off:
  Real estate                                                      0                0
  Commercial and industrial                                       28               18
  Installment and other                                            1                0
                                                        ------------------------------------
     Total loan recoveries                                        29               18
                                                        ------------------------------------
Net loans charged off                                           (123)            (679)

Provision charged to operating expense                         1,189            1,268
Balance of allowance for credit losses
  at end of period                                            $5,523           $4,362
                                                        ====================================

Net loan charge-offs to
   total average loans (annualized)                            0.05%            0.32%
Net loan charge-offs to
   loans at end of period (annualized)                         0.05%            0.28%
Allowance for credit losses to
   total loans at end of period                                1.52%            1.35%
Net loan charge-offs to
   allowance for credit losses (annualized)                    2.98%           20.81%
Net loan charge-offs to
   provision for credit losses (annualized)                   10.34%           53.55%

Management believes that the 1.52% credit loss allowance at September 30, 2002 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 7. Nonperforming Assets
                                                     September 30,        December 31,
   (In thousands)                                        2002                2001
-----------------------------------------------------------------------------------------
Nonaccrual Loans (1)                                   $14,163             $13,019
Restructured Loans                                           0                   0
                                                     ------------------------------------
   Total nonperforming loans                            14,163              13,019
Other real estate owned                                  9,428               5,390
                                                     ------------------------------------
   Total nonperforming assets                          $23,591             $18,409
                                                     ====================================

Loans past due 90 days or more, still accruing              $0                  $0
                                                     ====================================
Nonperforming loans to total gross loans                 3.89%                3.87%
                                                     ====================================
Nonperforming assets to total gross loans                6.49%                5.47%
                                                     ====================================
(1)	Included in nonaccrual loans at September 30, 2002 and December 31, 2001, are restructured loans totaling $25,900 and $42,700, respectively.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at September 30, 2002 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk. The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 63.9% of the Company’s loan portfolio at September 30, 2002. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At September 30, 2002, the Bank had 67.1% of total assets in the loan portfolio and a loan to deposit ratio of 82.8%. Liquid assets at September 30, 2002 include cash and cash equivalents totaling $29.1 million as compared to $29.3 million at December 31, 2001. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $199.4 million at September 30, 2002.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During 2002, total dividends paid by the Bank to the parent company totaled $3.085 million dollars. As a bank holding company formed under the Bank Holding Act of 1956, United Security Bancshares is to provide a source of financial strength for its subsidiary bank(s). To help provide financial strength, United Security Bancshares’ trust subsidiary, United Security Bancshares Capital Trust I, completed a $15 million offering in Trust Preferred Securities during July 2001, the proceeds of which were used to purchase Junior Subordinated Debentures of the Company. Of the $14.5 million in net proceeds received by the Company, $13.7 million was used to enhance the liquidity and capital positions of the Bank.

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

The following table sets forth the Company’s and the Bank's actual capital positions at September 30, 2002 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios
                                                       Company            Bank
                                                        Actual           Actual             Minimum
                                                    Capital Ratios    Capital Ratios     Capital Ratios
                                                  -------------------------------------------------------
Total risk-based capital ratio                          12.24%            12.07%             8.00%
Tier 1 capital to risk-weighted assets                  10.67%            10.84%             4.00%
Leverage ratio                                           9.28%             9.39%             3.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at September 30, 2002. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

Dividends paid to shareholders by the Company are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution. The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During 2002, the Company has received $3.085 million in cash dividends from the Bank, from which the Company declared or paid $2.754 million in dividends to shareholders.

The Bank as a state-chartered bank is subject to dividend restrictions set forth in California state banking law, and administered by the California Commissioner of Financial Institutions (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. This is not the case with the Bank. Year-to-date dividends of $3.085 million paid to the Company through September 30, 2002 were well within the maximum allowed under those regulatory guidelines, without approval of the Commissioner.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At September 30, 2002 the Bank's qualifying balance with the Federal Reserve was approximately $6.3 million, consisting of vault cash and balances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

The Company's asset/liability profile is not complex. The Company does not currently engage in trading activities or use derivatives to control interest rate risk, although it has the ability to do so if deemed necessary by ALCO and approved by the Board of Directors. From the “Gap” report below, the Company is apparently subject to interest rate risk to the extent that its liabilities have the potential to reprice more quickly than its assets within the next year. At September 30, 2002, the Company had a cumulative 12 month Gap of $-4.2 million or -0.9% of total earning assets. Management believes the Gap analysis shown below is not entirely indicative of the Company’s actual interest rate sensitivity, because certain interest-sensitive liabilities would not reprice to the same degree as interest-sensitive assets. For example, if the prime rate were to change by 50 basis points, the floating rate loans included in the $212.6 million immediately adjustable category would change by the full 50 basis points. Interest bearing checking and savings accounts which are also included in the immediately adjustable column probably would move only a portion of the 50 basis point rate change and, in fact, might not even move at all. In addition, many of the floating rate time deposits are at their floors, or have repricing rates below their current floors, which means that they might act as fixed-rate instruments in either a rising or a declining rate environment (see below for a discussion of the Bank’s floating rate time deposits). The effects of market value risk have been mitigated to some degree by the makeup of the Bank's balance sheet. Loans are generally short-term or are floating-rate instruments. At September 30, 2002, $287.4 million or 82.2% of the loan portfolio matures or reprices within one year, and only 2.6% of the portfolio matures or reprices in more than 5 years. Total investment securities including call options and prepayment assumptions, have a combined duration of approximately 1.9 years. Nearly $367.6 million or 90.9% of interest-bearing deposit liabilities mature or can be repriced within the next 12 months, even though the rate elasticity of deposits with no defined maturities may not necessarily be the same as interest-earning assets.

Since May of 1994, the Bank has offered a two-year floating rate certificate of deposit product to its customers which adjusts with changes in the Prime Rate, but which has an interest rate floor below which the rate paid cannot drop. The current rates below which the rates on this product cannot drop range from 1.50% to 6.50%, with approximately $3.0 million or 32.0% of those at, or above, a 6.00% floor. With the significant decrease in market rates of interest during 2001, all $9.3 million of the floating-rate CD’s are at their floors making them fixed-rate instruments in a declining rate environment. In addition, $7.6 million of the CD’s have repricing rates below their current floors, and would behave as fixed rate instruments even in a rising rate environment. In fact, $7.1 million or 76.8% of them would remain fixed rate instruments even if the prime rate were to increase 200 BP or less, $5.6 million or 60.0% would remain fixed rate instruments even if the prime rate were to increase 300 BP or less, and $3.0 million or 32.0% of them would remain fixed rate instruments even if the prime rate were to increase 400 BP or less. Of the $5.6 million in the two-year floating rate certificates of deposit which would behave as fixed rate instruments if rates were to increase or decrease 300 basis points, approximately $2.4 million matures in three months or less, and approximately $3.2 million matures in between four and nine months. This $5.6 million in two-year floating rate certificates of deposit has been treated as fixed-rate instruments for the purpose of the following Gap report.

Interest rate risk can be measured through various methods including Gap, duration and market value analysis as well as income simulation models. The Company employs each of these methods and refines these processes to make the most accurate measurements possible. The information provided by these calculations is the basis for management decisions in managing interest rate risk.

The following table sets forth the Company's Gap, or estimated interest rate sensitivity profile based on ending balances as of September 30, 2002, representing the interval of time before earning assets and interest-bearing liabilities may respond to changes in market rates of interest. Assets and liabilities are categorized by remaining interest rate maturities rather than by principal maturities of obligations. $5.6 million in two-year, floating rate time deposits which would behave as fixed rate instruments if rates were to increase or decrease 300 basis points, and have therefore been treated as fixed rate instruments for purposes of this Gap report.

Table 8. Maturities and Interest Rate Sensitivity
    (Unaudited)
                                                                     September 30,2002
                                       ----------------------------------------------------------------------------
                                                                After Three   After One
                                                   Next Day But    Months     Year But      After
                                                   Within Three  Within 12   Within Five     Five
   (In thousands)                      Immediately    Months       Months       Years       Years        Total
-------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap:
 Loans (1)                              $212,595      $36,199      $38,596     $53,036       $9,124     $349,550
 Investment securities                                 57,124        8,876      46,066        4,176      116,242
 Interest-bearing deposits in
  other banks                                                        7,012                                 7,012
 Federal funds sold and reverse repos      2,950                                                           2,950
                                       ----------------------------------------------------------------------------
     Total earning assets               $215,545      $93,323      $54,484     $99,102      $13,300     $475,754
                                       ============================================================================
Interest-bearing
  transaction accounts                   $92,083                                                         $92,083
  Savings accounts                        20,881                                                          20,881
  Time deposits  (2)                       4,598      107,935       99,947      27,941           11      240,432
  Federal funds purchased/other
    borrowings                               709       26,400                    9,000                    36,109
Trust Preferred securities                                          15,000                                15,000
                                       ----------------------------------------------------------------------------
 Total interest-bearing liabilities     $118,271     $134,335     $114,947     $36,941          $11     $404,505
                                       ============================================================================

Interest rate sensitivity gap            $97,274     $(41,012)   $(60,463)     $62,161      $13,289      $71,249
Cumulative gap                           $97,274      $56,262     $(4,201)     $57,960      $71,249
Cumulative gap percentage to
  total earning assets                    20.4%        11.8%        -0.9%       12.2%        15.0%

(1) Loan balance does not include nonaccrual loans of $14.163 million.
(2) See above for discussion of the impact of floating rate CD's.

The Company utilizes a vendor-purchased simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both a 100 and 200 basis point rise and a 100 and 200 basis point fall in interest rates ramped over a twelve month period, with net interest impacts projected out as far as twenty four months. The model is based on the actual maturity and repricing characteristics of the Company's interest-sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment of certain assets and liabilities. Projected net interest income is calculated assuming customers will reinvest maturing deposit accounts and the Company will originate a certain amount of new loans. The balance sheet growth assumptions utilized correspond closely to the Company's strategic growth plans and annual budget. Excess cash is invested in overnight funds or other short-term investments such as U.S. Treasuries. Cash shortfalls are covered through additional borrowing of overnight or short-term funds. The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at September 30, 2002, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at September 30, 2002 and December 31, 2001 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

                               September 30, 2002                           December 31, 2001
                    ------------------------------------------  -------------------------------------------
                     Estimated    Change in      Change in         Estimated    Change in      Change in
    Change in            MV           MV             MV                MV           MV            MV
      Rates          of Equity    of Equity $    of Equity $        of Equity   of Equity $    of Equity %
--------------------------------------------------------------  -------------------------------------------
    + 200 BP          $37,944      $(989)          -2.54%           $33,884      ($1,768)       -4.96%
    + 100 BP           39,070        137            0.35%            35,206         (446)       -1.25%
        0 BP           38,933          0            0.00%            35,62             0         0.00%
    - 100 BP           37,996       (937)          -2.41%           35,478          (174)       -0.49%
    - 200 BP           39,155        222            0.57%           34,717          (935)       -2.62%

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: In the quarter ended September 30, 2002, the Company's did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 1. Not applicable

Item 2. Not applicable

Item 3. Not applicable

Item 4. Not applicable

Item 5.   Effective September 16, 2002, Mike Munoz, Jr. resigned from the Company's Board of Directors. Mr. Munoz resigned to devote more time to personal endeavors.

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits:

99.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 902 of the Sarbannes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 902 of the Sarbannes-Oxley Act of 2002

        (b) Reports on Form 8-K: None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

United Security Bancshares

Date: November 13, 2002	/S/ Dennis R.Woods
Dennis R.Woods
Chairman of the Board and
President

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer

CERTIFICATION

I, Dennis R. Woods, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of United Security Bancshares;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/S/ Dennis R. Woods
Dennis R. Woods
Chairman of the Board and
President

CERTIFICATION

I, Kenneth L. Donahue, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of United Security Bancshares;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer