Form 10-K
period 2002-12-31
UNITED SECURITY BANCSHARES
filed 2003-03-31
CIK 1137547

 Click here for Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________.

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1525 East Shaw Ave., Fresno, California	93710
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code (559) 248-4943

Securities registered pursuant to Section 12(g) of the Act (Title of Class): Common Stock, no par value

Shares outstanding as of February 28, 2003: 5,418,153

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [  X  ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [   ]

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 28, 2002: $59,772,541

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [  X  ]

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the 2003 Meeting of Shareholders (to be filed with the commission under regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III).	Part III, Items 10, 11, 12 and 13

UNITED SECURITY BANCSHARES AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10K FOR THE YEAR ENDED
DECEMBER 31, 2002

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

General

United Security Bancshares (the “Company”) is a California corporation incorporated during March of 2001and is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company’s stock is listed on NASDAQ under the symbol “UBFO”. United Security Bank (the “Bank”) is a wholly-owned bank subsidiary of the Company and was formed in 1987. United Security Bancshares Capital Trust I (the “Trust”) is also a wholly-owned subsidiary of the Company and was formed during June of 2001 as a Delaware business trust for the sole purpose of issuing Trust Preferred securities. At present, the Company does not engage in any material business activities other than ownership of the Bank. References to the Company are references to United Security Bancshares, Inc. (including the Bank), except for periods prior to June 12, 2001, in which case, references to the Company are references to the Bank.

United Security Bank

On June 12, 2001, the Bank became the wholly owned subsidiary of United Security Bancshares, through a tax-free holding company reorganization, accounted for on a basis similar to the pooling of interest method. In the transaction, each share of Bank stock was exchanged for a share of Company stock on a one-to-one basis.

The Bank is a California state-chartered bank headquartered in Fresno, California. It is also a member of the Federal Reserve System (“Fed member”). The Bank originally commenced business on December 21, 1987 as a national bank and, during the fourth quarter of 1998, filed an application with the California State Banking Department and other regulatory authorities to become a state-chartered bank. The shareholders approved the conversion in January of 1999, and the Bank was granted approval to operate as a state-chartered bank on February 3, 1999. The Bank’s operations are currently subject to federal and state laws applicable to state-chartered, Fed member banks and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is also subject to the Federal Deposit Insurance Act and regulatory reporting requirements of the FDIC. As a state-chartered bank and a member of the Federal Reserve System, the Bank is subject to supervision and regular examinations by the Board of Governors of the Federal Reserve System (the “FRB”) and the California Department of Financial Institutions (the “DFI”). In addition, the Bank is required to file reports with the FRB and provide such additional information as the FRB may require.

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

During October of 1997, the Bank completed the purchase from Bank of America of two of its branches located in Firebaugh and Coalinga, both located in Fresno County. The acquisition brought the total branches operated by the Bank to eight at that time and the total assets to approximately $238 million. The premium paid by the Bank totaled approximately $3.0 million and the amount of deposits totaled approximately $44.4 million. The transaction included the receipt of cash balances of approximately $1.0 million and the purchase of premises and equipment totaling approximately $600,000.

USB Investment Trust Inc. was incorporated effective December 31, 2001 as a special purpose real estate investment trust (“REIT”) under Maryland law. The REIT is a subsidiary of the Bank and was funded with $133.0 million in real estate-secured loans contributed by the Bank. USB Investment Trust will give the Bank flexibility in raising capital, and will reduce the expenses associated with holding the assets contributed to USB Investment Trust.

At December 31, 2002, the Company operated seven (7) bank branches and one (1) construction lending office; seven (7) in Fresno County and one (1) in Madera County. The Bank operates two branches (including its main office) and one construction lending office in Fresno and one branch each, in Oakhurst, Caruthers, San Joaquin, Firebaugh, and Coalinga. In addition, the Company and Bank have administrative headquarters at 1525 East Shaw Avenue, Fresno, California, 93710.

At December 31, 2002, the consolidated Company had approximately $520.1 million in total assets, $343.0 million in net loans, $424.0 million in deposits, and $41.1 million in shareholders' equity.

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

The Bank also engages in a full complement of lending activities, including real estate mortgage, commercial and industrial, real estate construction, as well as agricultural, lease financing, and consumer loans, with particular emphasis on short and medium-term obligations. The Bank's loan portfolio is not concentrated in any one industry, although approximately 70% of the Bank's loans are secured by real estate. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2002, the Bank had loans (net of unearned fees) outstanding of $348.6 million, which represented approximately 82% of the Bank's total deposits and approximately 67% of its total assets.

Real estate mortgage loans are secured by deeds of trust primarily on commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower. Commercial and industrial loans have a high degree of industry diversification. Loans may be originated in the Company’s market area, or participated with other financial institutions outside the Company’s market area. A substantial portion of the commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral. The remainder are unsecured; however extensions of credit are predicated on the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower. Real estate construction loans consist of loans to residential contractors which are secured by single family residential properties. All real estate loans have established equity requirements. Repayment of real estate construction loans is generally from long-term mortgages with other lending institutions. Agricultural loans are generally secured by land, equipment, inventory and receivables. Repayment of this loan category is from the cash flow of the borrower.

In the normal course of business, the Bank makes various loan commitments and incurs certain contingent liabilities. At December 31, 2002 and 2001, loan commitments of the Bank aggregated $114.2 million and $108.1 million, respectively. Of the $114.2 million in loan commitments outstanding at December 31, 2002, $87.5 million or 77% were on loans with maturities of one year or less. Due to the nature of the business of the Bank's customers, there are no seasonal patterns or absolute predictability to the utilization of unused loan commitments; therefore the Bank is unable to forecast the extent to which these commitments will be exercised within the current year. The Bank does not believe that any such utilization will constitute a material liquidity demand.

In addition to the loan and deposit services discussed above, the Bank also offers a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include cashier's checks, traveler's checks, money orders, and foreign drafts. The Bank does not operate a trust department; however, it makes arrangements with its correspondent bank to offer trust services to its customers on request. Most of the Bank's business originates within Fresno and Madera Counties. Neither the Bank’s business or liquidity is seasonal, and there has been no material effect upon the Bank's capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

Competition and Market Share

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

The Company’s primary market area is located in Fresno and Madera Counties, in which approximately 27 FDIC-insured financial institutions compete for business. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2002, which is the most current information available.

                                                   Rank             Share
                                              ---------------- -----------------
  Fresno County                                      7              5.84%
  Madera County                                      6              5.55%
  Total of Fresno and Madera Counties                7              5.81%

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

In 1999 the Gramm-Leach-Bliley Act (the “GLBA”) was enacted. The GLBA became effective in March of 2000 and is a financial services modernization law that, among other things, facilitates broad new affiliations among securities firms, insurance companies and bank holding companies by repealing the 66-year old provisions of the Glass-Steagall Act. The GLBA allows the formation of financial holding companies (“FHC’s”), which are bank holding companies with substantially expanded powers. A bank holding company must acquire the approval of the FRB to become a FHC. Under these expanded powers, affiliations may occur between bank holding companies, securities firms and insurance companies, subject to a blend of umbrella supervision and regulation of the newly formed consolidated entity by the Federal Reserve, oversight of the FHC’s bank and thrift subsidiaries by their primary federal and state banking regulators and financial regulation of the FHC’s nonbank subsidiaries by their respective specialized regulators. The Company has not applied to become a FHC.

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

The earnings and growth of the Company are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States government and its agencies, particularly the Federal Reserve Board (“FRB”). The FRB implements national monetary policies (with objectives such as to curb inflation and combat recession) by its open market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements, and by varying the discount rates applicable to borrowing by banks which are members of the Federal Reserve System. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact that future changes in fiscal or monetary policies or economic controls may have on the Company’s business and earnings cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting the Company’s net income.

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

Recent Legislation and Other Changes

During July 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The purpose of the Sarbanes-Oxley Act is to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws, and for other purposes.

The Sarbanes-Oxley Act amends the Securities Exchange Act of 1934 to prohibit a registered public accounting firm from performing specified nonaudit services contemporaneously with a mandatory audit. The Sarbanes-Oxley Act also vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services. It requires each committee member to be a member of the board of directors of the issuer, and to be otherwise independent. The Sarbanes-Oxley Act further requires the chief executive officer and chief financial officer of an issuer to make certain certifications as to each annual or quarterly report filed with the SEC.

In addition, the Sarbanes-Oxley Act requires officers to forfeit certain bonuses and profits under certain circumstances. Specifically, if an issuer is required to prepare an accounting restatement due to the material noncompliance of the issuer as a result of misconduct with any financial reporting requirement under the securities laws, the chief executive officer and chief financial officer of the issuer shall be required to reimburse the issuer for (1) any bonus or other incentive-based or equity-based compensation received by that person from the issuer during the 12-month period following the first public issuance or filing with the SEC of the financial document embodying such financial reporting requirement; and (2) any profits realized from the sale of securities of the issuer during that 12-month period.

The Sarbanes-Oxley Act also instructs the SEC to require by rule:

-	disclosure of all material off-balance sheet transactions and relationships that may have a material effect upon the financial status of an issuer; and

-	the presentation of pro forma financial information in a manner that is not misleading, and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

The Sarbanes-Oxley Act also prohibits insider transactions in the company’s stock during lock out periods of the company’s pension plans, and any profits on such insider transactions are to be disgorged. In addition, there is a prohibition of company loans to its executives, except in certain circumstances. The Sarbanes-Oxley Act also provides for mandated internal control report and assessment with the annual report and an attestation and a report on such report by the company’s auditor. The SEC is also required to issue a code of ethics for senior financial officers of the company. Further, the Sarbanes-Oxley Act adds a criminal penalty of fines and imprisonment of up to 10 years for securities fraud.

The FRB on October 31, 2002 approved a final Regulation W that comprehensively implements sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates, and other transactions between a depository institution and its affiliates. Regulation W unifies in one public document the Board’s interpretations of sections 23A and 23B. Regulation W will have an effective date of April 1, 2003.

In December of 2001 and January of 2002, the Office of the Comptroller of the Currency, FRB and the FDIC adopted final rules governing the regulatory capital treatment of equity investments in nonfinancial companies held by banks, bank holding companies and financial holding companies. The final rules became effective on April 1, 2002. The new capital requirements apply symmetrically to equity investments made by banks and their holding companies in nonfinancial companies under the legal authorities specified in the final rules. Among others, these include the merchant banking authority granted by the Gramm-Leach-Bliley Act and the authority to invest in small business investment companies (“SBICs”) granted by the Small Business Investment Act. Covered equity investments will be subject to a series of marginal Tier 1 capital charges, with the size of the charge increasing as the organization’s level of concentration in equity investments increases. The highest marginal charge specified in the final rules requires a 25 percent deduction from Tier 1 capital for covered investments that aggregate more than 25 percent of an organization’s Tier 1 capital. Equity investments through SBICs will be exempt from the new charges to the extent such investments, in the aggregate, do not exceed 15 percent of the banking organization’s Tier 1 capital. The new charges would not apply to individual investments made by banking organizations prior to March 13, 2000. Grandfathered investments made by state banks under section 24(f) of the Federal Deposit Insurance Act also are exempted from coverage.

The terrorist attacks in September, 2001, have impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLA”). IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLA also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

IMLA became effective July 23, 2002. Additional regulations are to be adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of “concentration accounts,” and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program.

The Federal Reserve Board and the Secretary of the Treasury in January 2001 jointly adopted a final rule governing merchant banking investments made by financial holding companies. The rule implements provisions of the Gramm-Leach-Bliley Act discussed below that permit financial holding companies to make investments as part of a bona fide securities underwriting or merchant or investment banking activity. The rule provides that a financial holding company may not, without Federal Reserve Board approval, directly or indirectly acquire any additional shares, assets or ownership interests or make any additional capital contribution to any company the shares, assets or ownership interests of which are held by the financial holding company subject to the rule if the aggregate carrying value of all merchant banking investments held by the financial holding company exceeds:

-	30 percent of the Tier 1 capital of the financial holding company, or

-	after excluding interests in private equity funds, 20 percent of the Tier 1 capital of the financial holding company.

A separate final rule will establish the capital charge of merchant banking investments for the financial holding company. The American Homeownership and Economic Opportunity Act of 2000 was enacted in late 2000 and provides for certain regulatory and financial relief to depository institutions. With respect to savings and loan associations, the Home Owners' Loan Act was amended to:

-	repeal the savings association liquidity requirements, and

-	permit a savings and loan holding company with prior approval to acquire more than 5% of the voting shares of a nonsubsidiary savings association or nonsubsidiary savings and loan holding company.

-	With respect to national banks, the Banking Act of 1933 was amended to allow a national bank to:

-	specifically reorganize into a bank holding company structure or merge with subsidiaries and nonbank affiliates;

-	have more than 25 directors as may be allowed by the Comptroller;

-	have director terms of up to three years;

-	have a classified board; and

-	allow the repurchase of stock to prevent loss upon a previously contracted debt without having to dispose of it within a period of six months.

In addition, federal banking law was amended to authorize the Comptroller to waive the citizenship requirement for a minority of the directors on national bank boards and to repeal the 20% surplus requirement for national banks. As to depository institutions, in general, the federal banking agencies are to develop a system for the electronic filing and dissemination of depository institution call reports.

The Gramm-Leach-Bliley Act (“GLBA”) was enacted in late 1999. GLBA, among other things, repeals the Glass-Steagall Act. The Glass-Steagall Act enacted in the depression era prohibited banks from affiliating with securities firms. In addition, GLBA allows for a new type of bank holding company under the Bank Holding Company Act. The new bank holding company will be allowed to engage in insurance and securities underwriting, merchant banking and insurance company portfolio investment activities. Currently, bank holding companies are strictly limited in the amount of insurance and securities underwriting activities in which they may engage.

GLBA also allows bank holding company companies to engage in any activity considered “financial” in nature or incidental to such financial activities. Under the existing Bank Holding Company Act, incidental activities are limited to those that are “banking” in nature or incidental to such banking activities.

Financial activities include, as well as lending, providing insurance as an agent, broker or as principal, issuing annuities, underwriting, and dealing in or making a market in securities. All insurance activities that are to be conducted must be conducted in compliance with applicable state laws. In connection with insurance sales the United States Supreme Court case of Barnett Bank of Marion County N.A. v. Nelson, 116 S. Ct. 1103 (1996) is followed by GLBA, and GLBA further provides that “no state may, by statute, regulation, order, interpretation, or other action, prevent or significantly interfere with the ability of an insured depository institution, or a subsidiary or affiliate thereof, to engage, directly or indirectly, either by itself or in conjunction with a subsidiary, affiliate, or any other party, in any insurance sales, solicitation, or cross-marketing activity.”

The Community Reinvestment Act provisions in GLBA require that any new bank holding company that is formed meet the conditions that all of the company’s insured depository institutions are well capitalized and well managed or received at least a satisfactory rating in the most recent Community Reinvestment Act examination.

Other key aspects of GLBA include the following:

-	streamlining bank holding company supervision by defining the roles of the Federal Reserve and other federal and state regulators;

-	prohibiting FDIC assistance to affiliates and subsidiaries of banks and thrifts;

-	allowing a national bank that is well capitalized and well managed to establish new operating subsidiaries that may engage in financial activities other than insurance underwriting, merchant banking, insurance company portfolio investments, real estate development and real estate investment, so long as the aggregate assets of all financial subsidiaries do not exceed 45% of the parent’s assets or $50 billion, whichever is less;

-	permitting national banks to underwrite municipal bonds;

-	providing that securities activities conducted by a bank subsidiary will be subject to regulation by the Securities and Exchange Commission;

-	providing that insurance activities conducted by a bank subsidiary will be subject to regulation by the applicable state insurance authority;

-	replacing broker-dealer exemptions allowed to banks with limited exemptions;

-	providing that de novo unitary thrift holding company applications received by the Office of Thrift Supervision after May 4, 1999 shall not be approved;

-	providing that existing unitary thrift holding companies may only be sold to financial companies;

-	adopting new privacy provisions which allow customers to “opt out” of sharing nonpublic personal information with nonaffiliated third parties subject to certain exceptions;

-	requiring that ATM's which impose a fee on noncustomers to disclose on the ATM screen the amount of the fee prior to a transaction becoming irrevocable on the ATM;

-	providing regulatory relief to smaller banks with less than $250 million in total assets with respect to the frequency of CRA examinations. The time between examinations may be as long as five years for small banks and savings and loans; and

-	requiring plain language for federal banking agency regulations.

It is impossible to predict what effect the enactment of certain of the above-mentioned legislation will have on the Company. Moreover, it is likely that other bills affecting the business of banks may be introduced in the future by the United States Congress or California legislature.

Employees

At December 31, 2002, the Company employed 85 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

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

The Company occupies the banking premises of approximately 3,600 square feet for its East Shaw branch at 1041 E. Shaw Avenue, Fresno, California, under a lease extension expiring August 31, 2003 with additional extensions to August 31, 2011.

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

The Company leases the Caruthers bank branch located at 13356 South Henderson, Caruthers, California which consists of approximately 5,000 square feet of floor space. The branch was acquired from Wells Fargo Bank in February 1997 under a lease which expires January 19, 2006 with extensions to January 19, 2021.

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

No matters were submitted to a vote of shareholders during the fourth quarter of 2002.

PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters

Trading History

The Company became a NASDAQ National Market listed company on May 31, 2001. It is anticipated that the NASDAQ listing will provide greater exposure for the Company. The Company's common stock was previously quoted on the OTCBB (over-the-counter bulletin board), a quotation service for securities not listed or traded on NASDAQ or a national securities exchange. Volumes traded are shown below.

The Company currently has four market makers for its common stock. These include The Seidler Companies, Hoeffer & Arnett, Sandler O'Neill & Partners, and Hill Thompson, Magid & Company. The Company is aware of two other securities dealers: Smith Barney and Dean Witter Reynolds Inc., which periodically act as brokers in the Company's stock.

The following table sets forth the high and low closing prices by quarter for the Company's common stock, for the years ended December 31, 2002 and 2001.

                                  Closing Prices               Volume
                         --------------------------------------------------
        Quarter                High             Low
                         --------------------------------------------------
    4th Quarter 2002           $17.86          $15.38          133,400
    3rd Quarter 2002           $17.72          $15.99           97,100
    2nd Quarter 2002           $17.83          $16.48           56,600
    1st Quarter 2002           $16.92          $15.64           89,300

    4th Quarter 2001           $16.61          $15.30          170,000
    3rd Quarter 2001           $16.74          $15.30          203,900
    2nd Quarter 2001           $16.86          $15.33          102,000
    1st Quarter 2001           $16.74          $14.85          113,200

At February 28, 2003, there were approximately 645 record holders of common stock of the Company. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

Dividends

The Company's shareholders are entitled to cash dividends when and as declared by the Company’s Board of Directors out of funds legally available therefore. Dividends paid to shareholders by the Company are subject to restrictions set forth in California General Corporation Law, which provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution. As a bank holding company without significant assets other than its equity position in the Bank, the Company’s ability to pay dividends to its shareholders depends primarily upon dividends it receives from the Bank. Such dividends paid by the Bank to the Company are subject to certain limitations. See “Management’s Discussion and Analysis of Financial and Results of Operations – Regulatory Matters”.

The Company paid cash dividends to shareholders of $ 0.13 per share on January 23, 2002, April 24, 2002, July 24, 2002 and October 23, 2002. During the previous year, the Company paid cash dividends of $ 0.10 per share on January 24, 2001, and paid $0.115 per share on April 25, 2001, July 25, 2001 and October 24, 2001.

The amount and payment of dividends by the Company to shareholders are set by the Company's Board of Directors with numerous factors involved including the Company's earnings, financial condition and the need for capital for expanded growth and general economic conditions. No assurance can be given that cash or stock dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as for December 31, 2002.

                                                                                    Number of securities
                                     Number of securities     Weighted-average       remaining available
                                      to be issued upon       exercise price of      for future issuance
                                         exercise of        outstanding options,        under equity
                                     outstanding options,    warrants and rights     compensation plans
         Plan Category               warrants and rights                             (excluding securities
                                          (column a)                                  reflected in column
                                                                                               (a))
--------------------------------------------------------------------------------- ------------------------
Equity compensation plans approved
 by security holders                        211,800                $11.62                   130,000

Equity compensation plans not
 approved by security holders                 N/A                    N/A                      N/A
                                      --------------------------------------------------------------------

Total                                       211,800                $11.62                   130,000
                                      ====================================================================

A complete description of the above plans is included in Note 10 of the Company’s Financial Statements in Item 8 of this Annual Report on Form 10K, and is hereby incorporated by reference.

Item 6 - Selected Financial Data

The following table sets forth certain selected financial data for the Bank for each of the years in the five-year periods ended December 31, 2002 and should be read in conjunction with the more detailed information and financial statements contained elsewhere herein (in thousands except per share data and ratios).

                                                                           December 31,
-------------------------------------------------------------------------------------------------------------
 (in 000's except per share data and ratios)   2002        2001         2000        1999        1998
-------------------------------------------------------------------------------------------------------------
 Summary of Year-to-Date Earnings:
  Interest income and loan fees               $28,672      $30,063     $28,941     $21,920      $21,519
  Interest expense                             10,697       13,411      11,544       7,925        8,605
                                              ---------------------------------------------------------------
    Net interest income                        17,975       16,652      17,397      13,995       12,914
  Provision for credit losses                   1,963        1,733       1,580       1,025        1,200
                                              ---------------------------------------------------------------
    Net interest income after
     Provision for credit losses               16,012       14,919      15,817      12,970       11,714
  Noninterest income                            5,368        4,277       2,538       2,781        2,797
  Noninterest expense                          10,860        9,818       8,648       7,898        7,591
                                              ---------------------------------------------------------------
    Income before taxes on income              10,520        9,378       9,707       7,853        6,920
  Taxes on income                               3,149        3,185       3,450       2,930        2,704
                                              ---------------------------------------------------------------
    Net Income                                 $7,371       $6,193      $6,257      $4,923       $4,216
                                              ===============================================================
 Per Share Data:
    Net Income - Basic                          $1.36        $1.14       $1.16       $0.95        $0.82
    Net Income - Diluted                        $1.34        $1.11       $1.12       $0.89        $0.77
   Average shares outstanding - Basic         5,400,751   5,443,734   5,374,734    5,202,324   5,154,748
   Average shares outstanding - Diluted       5,487,038   5,563,855   5,587,292    5,514,544   5,490,891
    Cash dividends paid                         $0.51        $0.45       $0.36       $0.28        $0.24
 Financial Position at Period-end:
    Total assets                               $520,091     $450,928    $356,832    $281,531     $279,950
    Total net loans and leases                  343,042      331,163     256,802     195,233      152,052
    Total deposits                              423,987      368,651     271,862     238,863      252,474
    Total shareholders' equity                   41,099       36,059      33,749      28,316       24,989
    Book value per share                          $7.60        $6.68       $6.23       $5.41        $4.83
 Selected Financial Ratios:
    Return on average assets                       1.48%        1.55%       1.95%       1.77%        1.58%
    Return on average shareholders' equity        19.03%       17.25%      20.05%      18.31%       17.85%
    Average shareholders' equity
      to average assets                            7.76%        9.00%       9.71%       9.69%        8.86%
    Net charge-offs to average loans               0.25%        0.35%       0.19%       0.17%        0.96%
    Allowance for credit losses as a
       percentage of period-end loans              1.59%        1.33%       1.45%       1.34%        1.24%
    Dividend payout ratio                         38.24%       40.09%      32.14%      31.50%       31.30%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On June 12, 2001, the United Security Bank (the “Bank”) became the wholly owned subsidiary of United Security Bancshares (the “Company”) through a tax free holding company reorganization, accounted for on a basis similar to the pooling of interest method. In the transaction, each share of Bank stock was exchanged for a share of Company stock on a one-to-one basis. No additional equity was issued as part of this transaction. In the following discussion, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares (including the Bank), except for periods prior to June 12, 2001, in which case, references to the Company are references to the Bank.

On June 28, 2001, United Security Bancshares Capital Trust I (the “Trust”) was formed as a Delaware business trust for the sole purpose of issuing Trust Preferred securities. On July 16, 2001, the Trust completed the issuance of $15 million in Trust Preferred securities, and concurrently, the Trust used the proceeds from that offering to purchase Junior Subordinated Debentures of the Company. The Company contributed $13.7 million of the $14.5 million in net proceeds received from the Trust to the Bank to increase its regulatory capital and used the rest for the Company’s business.

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

Results of Operations

For the year ended December 31, 2002, the Company reported net income of $7.4 million or $1.36 per share ($1.34 diluted) as compared to $6.2 million or $1.14 per share ($1.11 diluted) for the year ended December 31, 2001, and $6.3 million or $1.16 per share ($1.12 diluted) for the year ended December 31, 2000. Net income for 2002 increased nearly $1.2 million from the previous year primarily as the result of increased volumes in earning assets combined with a substantial decrease in the cost of interest-bearing liabilities, which helped offset the overall decline in the Company’s net margin. Tax benefits from the Bank’s REIT subsidiary also contributed to the increase in net income for 2002. However, no assurance can be given that the tax benefits available from the REIT will continue to be available in the future.

The Company’s return on average assets was 1.48% for the year ended December 31, 2002 as compared to 1.55% and 1.95% for the same twelve-month periods of 2001 and 2000, respectively. The Company’s return on average equity was 19.03% for the year ended December 31, 2002 as compared to 17.25% and 20.05% for the same twelve-month periods of 2001 and 2000, respectively.

Net Interest Income

Net interest income, the most significant component of earnings, is the difference between the interest and fees received on earning assets and the interest paid on interest-bearing liabilities. Earning assets consist primarily of loans, and to a lesser extent, investments in securities issued by federal, state and local authorities, and corporations, as well as interest-bearing deposits and overnight funds with other financial institutions. These earning assets are funded by a combination of interest-bearing and noninterest-bearing liabilities, primarily customer deposits and short-term and long-term borrowings. Net interest income before provision for credit losses totaled $18.0 million for the year ended December 31, 2002 as compared to $16.7 million for the year ended December 31, 2001. This represents an increase of $1.3 million or 8.0% between the years ended December 31, 2001 and 2002, as compared to a decrease of $745,000 or 4.3% between 2000 and 2001. The increase in net interest income between 2001 and 2002 is primarily the result of substantial growth in net average earning assets and liabilities which more than offset the decline in average market rates of interest between those two twelve-month periods. Net interest income decreased between 2000 and 2001 primarily as the result of the substantial decline in market rates of interest between those two twelve-month periods, which more than offset the growth in average earning assets.

Table 1. - Distribution of Average Assets, Liabilities and Shareholders' Equity:
Interest rates and interest differentials
Years Ended December 31, 2002, 2001, and 2000

                                      ----------------------------------------------------------------------------------------
                                                   2002                          2001                           2000
                                      ----------------------------------------------------------------------------------------
                                      Average             Yield/   Average             Yield/   Average              Yield/
   (Dollars in thousands)             Balance   Interest   Rate    Balance  Interest    Rate    Balance   Interest    Rate
------------------------------------------------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
 Loans (1)                           $347,192   $24,521   7.06%   $297,653  $26,412    8.87%   $230,305   $24,739   10.74%
 Investment Securities - taxable       84,904     3,617   4.26%     55,285    3,218    5.82%     54,652     3,798    6.95%
 Investment Securities -
  nontaxable (2)                        2,889       139   4.81%      3,357      155    4.62%      3,346       162    4.84%
 Interest on deposits in other
  banks                                 3,048        94   3.08%          0        0    0.00%          0         0    0.00%
 Federal funds sold and reverse
  repos                                18,322       301   1.64%      7,766      278    3.58%      4,080       242    5.93%
                                      ----------------------------------------------------------------------------------------
  Total interest-earning assets       456,355   $28,672   6.28%    364,061  $30,063    8.26%    292,383   $28,941    9.90%
                                               =================            =================             ====================

Allowance for possible loan losses     (5,372)                      (4,114)                      (3,206)
Noninterest-bearing assets:
   Cash and due from banks             17,728                       14,154                       13,455
   Premises and equipment, net          2,839                        3,265                        3,670
   Accrued interest receivable          2,891                        3,352                        2,792
   Other real estate owned              9,186                        4,179                          909
   Other assets                        15,580                       13,863                       11,442
                                     -----------                  ----------                   -----------
   Total average assets              $499,207                     $398,760                     $321,445
                                     ===========                  ==========                   ===========
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
   NOW accounts                       $27,275     $208    0.76%    $24,382     $360    1.48%    $24,025      $411     1.71%
   Money market accounts               60,573    1,131    1.87%     47,440    1,604    3.38%     43,665     1,701     3.90%
   Savings accounts                    20,106      165    0.82%     18,337      322    1.76%     19,286       416     2.16%
   Time deposits                      221,387    6,867    3.10%    169,720    8,917    5.25%    121,529     7,166     5.90%
   Other borrowings                    33,476    1,427    4.26%     33,752    1,667    4.94%     27,846     1,850     6.64%
   Trust Preferred securities          15,000      899    5.99%      6,945      541    7.79%          0         0     0.00%
                                      -----------------------------------------------------------------------------------------
     Total interest-bearing
       liabilities                    377,817  $10,697    2.83%    300,576  $13,411    4.46%    236,351   $11,544     4.88%
                                               =================            =================             =====================
Noninterest-bearing liabilities:
   Noninterest-bearing checking        79,974                       59,389                       51,554
   Accrued interest payable             1,141                        1,388                        1,035
   Other liabilities                    1,544                        1,504                        1,300
                                     -----------                   ----------                  -----------
       Total average liabilities      460,476                      362,857                      290,240

Total average shareholders' equity     38,731                       35,903                       31,205
                                     -----------                  ----------                   -----------
Total average liabilities and
       Shareholders' equity
                                     $499,207                     $398,760                     $321,445
                                     ===========                  ==========                   ===========
Interest income as a percentage
     of average earning assets         6.28%                         8.26%                        9.90%
Interest expense as a percentage
     of average earning assets         2.34%                         3.68%                        3.95%
                                     ----------                   ----------                    ----------
Net interest margin                    3.94%                         4.58%                        5.95%
                                     ==========                   ==========                    ==========

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $1,352,000, $1,468,000 and $856,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

(2) Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis because they are not material to the Company’s results of operations.

As summarized in Table 2, the increase in net interest income between the two twelve-month periods ended December 31, 2002 and 2001 is comprised of a decrease in total interest income of approximately $1.4 million, which was more than offset by a decrease in total interest expense of approximately $2.7 million. The Bank's net interest margin, as shown in Table 1, decreased to 3.94% at December 31, 2002 from 4.58% at December 31, 2001, a decrease of 64 basis points (100 basis points = 1%) between the two periods. The net margin reported during 2001 also represents a decrease of 137 basis points from the 5.95% net margin realized by the Company during 2000. While assets have grown over the past three years and the balance sheet mix has changed, interest rate movements over those three years have played a significant role in net interest income trends. Market rates of interest increased between the years ended December 31, 1999 and 2000, but then decreased significantly between the years ended December 31, 2000 and 2001. During 2002, rates remained stable throughout much of the year. The prime rate, for example (the rate to which most of the Company’s floating-rate loans are tied), increased by 100 basis point during 2000, but declined by an unprecedented 475 basis points between December 31, 2000 and December 31, 2001, and then only decreased 50 basis during the fourth quarter of 2002. As a result of the Federal Reserve’s actions, the prime rate averaged 4.63% for the year ended December 31, 2002 as compared to 6.93% and 9.24% for the years ended December 31, 2001 and 2000.

Both the Company's net interest income and net interest margin are affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." Both are also affected by changes in yields on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change". The following table sets forth the changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the years indicated. Changes in interest income and expense, which are not attributable specifically to either rate or volume, are allocated proportionately between the two variances based on the absolute dollar amounts of the change in each.

Table 2. Rate and Volume Analysis

                                                2002 compared to 2001             2001 compared to 2000
                                              ---------------------------------------------------------------
   (In thousands)                              Total      Rate      Volume     Total      Rate     Volume
-------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
  Loans                                      $(1,891)   $(5,884)    $3,993     $1,673   $(4,772)   $6,445
  Investment securities                          383     (1,010)     1,393       (587)     (631)       44
  Interest-bearing deposits in other banks        94          0         94
  Federal funds sold and securities
   purchased under agreements to resell           23       (209)       232         36      (122)      158

                                            -----------------------------------------------------------------
     Total interest income                    (1,391)    (7,103)     5,712      1,122    (5,525)    6,647

Increase (decrease) in interest expense:
  Interest-bearing demand accounts              (625)      (998)       373       (148)     (272)      124
  Savings accounts                              (157)      (186)        29        (94)      (74)      (20)
  Time deposits                               (2,050)    (4,290)     2,240      1,751      (848)    2,599
  Other borrowings                              (240)      (226)       (14)      (183)     (530)      347
  Trust Preferred securities                     358       (149)       507        541         0       541
                                            -----------------------------------------------------------------
     Total interest expense                   (2,714)    (5,849)     3,135      1,867    (1,724)    3,591
                                            -----------------------------------------------------------------
Increase in net interest income               $1,323    $(1,254)    $2,577      $(745)  $(3,801)   $3,056
                                            =================================================================

Total interest income decreased approximately $1.4 million or 4.6% for the year ended December 31, 2002 as compared to the previous year. The change is attributable primarily to an increase in the overall volume of earning assets, which was more than offset by a decrease in market rates of interest. Earning asset growth was mainly in loans, which are traditionally the Company’s highest earning asset and, to a smaller degree, in investment securities, interest-bearing deposits and federal funds sold. On average, loan growth totaled nearly $49.5 million or 16.6% during 2002. The Company continues to maintain a high percentage of loans in its earning asset mix with loans averaging 76.1% of total earning assets for the year ended December 31, 2002, as compared to 81.8% and 78.8% for the years ended December 31, 2001 and 2000, respectively.

For the year ended December 31, 2001, total interest income increased approximately $1.1 million or 3.9% as compared to the year ended December 31, 2000. This increase is attributable to an increase in the overall volume of earning assets, which was only partially offset by a decrease in market rates of interest. Earning asset growth was mainly in loans, which are traditionally the Company’s highest earning asset and, to a smaller degree, in federal funds sold, repurchase agreements, and investment securities. On average, loan growth totaled nearly $67.4 million or 29.2% during 2001.

Total interest expense decreased approximately $2.7 million or 20.3% for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The decrease between these two periods is primarily the result of a substantial decrease in the average rates paid on all interest-bearing categories, which more than offset the $77.2 million total increase in average balances during the year. While average time deposit balances increased $51.7 million during 2002, the total cost of those time deposits declined $2.1 million and the average rate paid declined 215 basis points, when compared to the year ended December 31, 2001. All other interest bearing-liability categories experienced increases in average volumes during 2002, while realizing declines in interest expense and the average rates paid on those liabilities.

For the year ended December 31, 2001, total interest expense of $13.4 million represents an increase of approximately $1.9 million or 16.2% as compared to the year ended December 31, 2000. The increase between these two periods is primarily the result of an increase in average time deposits of more than $48.2 million, which more than offset the 65 basis point decrease in the average cost of those deposits. As a result of the increased volume in time deposits, interest expense on those deposits increased by almost $1.8 million for the year. Other borrowings, including federal funds purchased and repurchase agreements, as well as trust-preferred securities, increased by $12.9 million on average between the years ended December 31, 2000 and December 31, 2001. Being short-term in nature, the cost of other borrowings declined by 170 basis points between those two twelve-month periods as market rates of interest dropped significantly during 2001.

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management's continuous credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the year ended December 31, 2002 the provision to the allowance for credit losses amounted to $2.0 million as compared to $1.7 and $1.6 million for the years ended December 31, 2001 and 2000, respectively. The provision made during the fourth quarter of 2002 totaled $744,000, or approximately 39.4% of the total provision made during 2002. The additional provision was made in response to increased levels of nonperforming loans. For further discussion, see the “Asset Quality and Allowance for Credit Losses” section of this financial review. The amount provided to the allowance for credit losses during 2002 brought the allowance to 1.59% of net outstanding loan balances at December 31, 2002, as compared to 1.33% of net outstanding loan balances at December 31, 2001, and 1.45% at December 31, 2000.

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicted and the net changes between those years:

                                     Years Ended December 31,           Change during Year
                                 --------------------------------------------------------------
   (In thousands)                 2002          2001        2000         2002         2001
-----------------------------------------------------------------------------------------------
Customer service fees            $3,895        $3,086      $2,234        $809         $852
Gain on sale of securities          485           770           6        (285)         764
Gain on sale of loans               103             0           0         103            0
Gain on sale of OREO                  4            34          62         (30)         (28)
Gain on sale of fixed assets         10             8           2           2            6
Other                               871           379         234         492          145
                               ----------------------------------------------------------------
   Total                         $5,368        $4,277      $2,538      $1,091       $1,739
                               ================================================================

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers and, to a lesser extent, gains on Company assets and other miscellaneous income. Noninterest income for the year ended December 31, 2002 increased $1.1 million when compared to the same period last year, and increased $2.8 million when compared to the year ended December 31, 2000. Increases in customer service fees accounted for $809,000 or 74.2% of the total increase in noninterest income between those two periods. Increases in customer service fees are attributable to growth in ATM fee income, as well as checking service charges and overdraft charges. The Company has not only increased its number of ATM’s, but has also experienced an increase in transaction volume over the past several years. Gains from sales of available-for-sale securities accounted for $485,000 of the total noninterest income for the year ended December 31, 2002, but represented a decline of $285,000 or 37.0% when compared to the securities gains realized during 2001. Increases of $492,000 in other noninterest income were largely comprised of OREO income, shared appreciation income on loans, and dividends paid from the Company’s equity investment in a title company.

Total noninterest income for the year ended December 31, 2001 increased $1.7 million or 68.5% when compared to the year ended December 31, 2000. Customer service fees, the primary category of total noninterest income, increased $852,000 or 38.1% during 2001, and as with 2002, were primarily as the result of increases in ATM fees and checking service charges. In addition, gains from the sales of available-for-sale securities totaled $770,000 during 2001, representing an increase of $764,000 when compared to the year ended December 31, 2000.

Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2002, 2001 and 2000:

                                        2002                      2001                      2000
                                       --------------------------------------------------------------------------
                                                   % of                      % of                      % of
                                                  Average                   Average                   Average
                                                  Earning                   Earning                   Earning
 (Dollars in thousands)                Amount      Assets        Amount      Assets        Amount      Assets
----------------------------------------------------------------------------------------- -----------------------
Salaries and employee benefits         $4,895       1.07%        $4,525       1.24%        $3,954       1.35%
Occupancy expense                       1,730       0.38%         1,731       0.48%         1,608       0.55%
Data processing                           553       0.12%           544       0.15%           540       0.18%
Professional fees                         965       0.21%           591       0.15%           312       0.11%
Directors fees                            201       0.04%           202       0.06%           174       0.06%
Amortization of intangibles               360       0.08%           360       0.10%           360       0.12%
Correspondent bank service charges        289       0.06%           218       0.06%           202       0.07%
Other                                   1,867       0.41%         1,647       0.46%         1,498       0.51%
                                    -----------------------------------------------------------------------------
   Total                              $10,860       2.38%        $9,818       2.70%        $8,648       2.96%
                                    =============================================================================

Noninterest expense, excluding provision for credit losses and income tax expense, totaled $10.9 million for the year ended December 31, 2002 as compared to $9.8 million and $8.6 million for the years ended December 31, 2001 and 2000, respectively. These figures represent an increase of $1.0 million or 10.6% between the years ended December 31, 2002 and 2001 and an increase of $1.2 million or 13.5% between the years ended December 31, 2001 and 2000. Expense increases between the three years presented are associated primarily with normal, anticipated growth of the Company. As a percentage of average earning assets, total noninterest expense has actually declined over the past three years as the Company has controlled overhead expenses while experiencing profitable growth. Noninterest expense declined to 2.38% of average earning assets for the year ended December 31, 2002 from 2.70% at December 31, 2001 and 2.96% at December 31, 2000.

Increases in salaries and employee benefits over the three years presented were the result of additional staff to support the Company’s strategic long-term growth objectives, as well as normal wage and benefit increases combined with increased medical insurance costs incurred. Professional fees increased over the three years presented as the result of additional legal expenses associated with impaired loans, increased audit fees, and the formation of the Bank’s subsidiary REIT during 2002, as well as additional expenses incurred during 2001 related to the Company’s becoming listed on NASDAQ, the formation of the holding company, and the issuance of Trust Preferred securities. Increases in other noninterest expense over the three years presented are associated with normal business growth and, include a number of items such as telephone, postage, insurance, and armored car expenses.

Financial Condition

Total assets increased by $69.2 million or 15.3% during the year to $520.1 million at December 31, 2002, up from $450.9 million at the end of the same period last year, and up from the balance of $356.8 million at December 31, 2000. Substantial asset growth during 2002 was primarily the result of an increase in deposits and borrowings, which were utilized to fund loan growth and the investment portfolio, thus enhancing the Company’s overall liquidity position. During the year ended December 31, 2002, loan growth totaled $12.8 million, while securities and other short-term investments increased $42.6 million, and interest-bearing deposits in other banks increased $10.2 million. Total deposits of $424.0 million at December 31, 2002 increased $55.3 million or 15.0% from the balance reported at December 31, 2001, and increased $152.1 million or 56.0% from the balance of $271.9 million reported at December 31, 2000.

Earning assets averaged approximately $456.4 million during the year ended December 31, 2002, as compared to $364.1 million and $292.4 million for the years ended December 31 2001 and 2000, respectively. Average interest-bearing liabilities increased to $377.8 million for the year ended December 31, 2002, as compared to $300.6 million for the year ended December 31, 2001, and $236.4 million for the year ended December 31, 2000.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $349.1 million at December 31, 2002, an increase of $12.8 million or 3.8% when compared to the balance of $336.3 million at December 31, 2001, and an increase of $87.7 million or 33.6% when compared to the balance of $261.4 million reported at December 31, 2000. Average loans totaled $347.2 million, $297.7 million, and $230.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. During 2002 average loans increased 16.6% when compared to the year ended December 31, 2001 and increased 50.8% compared to the year ended December 31, 2000.

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:

                                 2002              2001               2000              1999              1998
                           -------------------------------------------------------------------------------------------
                            Dollar   % of     Dollar    % of    Dollar     % of    Dollar    % of    Dollar    % of
   (In thousands)           Amount   Loans    Amount    Loans   Amount    Loans    Amount    Loans   Amount    Loans
----------------------------------------------------------------------------------------------------------------------
Commercial and industrial  $117,293  33.6%   $102,280   30.4%  $66,435    25.4%   $52,275    26.4%  $43,358    28.1%
Real estate - mortgage      100,417  28.9     111,425   33.1   113,140    43.3     77,694    39.2    65,833    42.6
Real estate - construction   95,024  27.2      92,764   27.6    61,038    23.4     55,574    28.0    33,913    22.0
Agricultural                 16,877   4.8      12,987    3.9     7,240     2.8      7,003     3.5     6,479     4.2
Installment/other             7,811   2.2       6,647    2.0    10,291     3.9      5,723     2.9     4,837     3.1
Lease financing              11,632   3.3      10,184    3.0     3,225     1.2          0     0.0         0     0.0
                           --------------------------------------------------------------------------------------------
Total Loans                $349,054 100.0%   $336,287  100.0% $261,369   100.0%  $198,269   100.0% $154,420   100.0%
                           ============================================================================================

Loan volume continues to be greatest in what has historically been the Bank’s primary lending emphasis: commercial, real estate mortgage, and construction lending. Much of the loan growth experienced during 2002 again occurred in commercial and industrial loans, which increased by $15.0 million or 14.7% during the year as compared to an increase of $35.8 million or 54.0% during 2001. At December 31, 2002, approximately 59% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Growth also continues in construction loans, which increased $2.3 million or 2.4% during 2002, and increased $31.7 million or 52.0% during 2001. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects. Agricultural loans consisting of mostly short-term, floating rate loans for crop financing, increased $3.9 million or 30.0% between December 31, 2001 and December 31, 2002, while installment loans decreased $1.2 million or 17.5% during that same period. Since 2000, the Company has done lease financing, with growth of $1.4 million or 14.5% experienced during 2002, as compared to $7.0 million or 215.8% during the year ended December 31, 2001.

The real estate mortgage loan portfolio totaling $100.4 million at December 31, 2002 consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate is the core of this segment of the portfolio, with balances of $82.6 million, $83.3 million, and $89.5 million at December 31, 2002, 2001, and 2000, respectively. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and, are mainly tied to commercial income and multi-family residential properties. The Company does not currently offer residential mortgage loans and, as a result, that portion of the portfolio generally has declined over time with balances of $7.8 million, $13.4 million, and $6.1 million at December 31, 2002, 2001 and 2000, respectively. The Company purchased a portfolio of fixed-rate jumbo mortgages during 2001, which accounted for $8.7 million of the outstanding mortgage loans at December 31, 2001. With substantial prepayments experienced during 2002, that jumbo mortgage portfolio declined during the year to a balance of $1.9 million at December 31, 2002. The Company began offering short to medium-term, fixed-rate, home equity loans early in 1997 and during the last three years balances have declined moderately, with $10.0 million at December 31, 2002, $14.8 million at December 31, 2001, and $17.5 million at December 31, 2000.

The following table sets forth the maturities of the Bank's loan portfolio at December 31, 2002. Amounts presented are shown by maturity dates rather than repricing periods:

                                                   Due after one
                                     Due in one     Year through     Due after
   (In thousands)                   year or less     Five years      Five years      Total
-----------------------------------------------------------------------------------------------
Commercial and agricultural           $67,860         $41,469         $24,841       $134,170
Real estate - construction             77,176          17,848               0         95,024
                                    -----------------------------------------------------------
                                      145,036          59,317          24,841        229,194
Real estate - mortgage                  5,413          58,691          36,313        100,417
All other loans                         4,952          12,906           1,585         19,443
                                    -----------------------------------------------------------
Total Loans                          $155,401        $130,914         $62,739       $349,054
                                    ===========================================================

The average yield on loans was 7.06% for the year ended December 31, 2002, representing a decrease of 181 basis points when compared to the year ended December 31, 2001 and was a result of a significant decline in average market rates of interest between those two periods. For the year ended December 31, 2001, the overall average yield on the loan portfolio was 8.87%, representing a decrease of 187 basis points when compared to 10.74% for the same twelve-month period of 2000 and again was a result of a significant decrease in average market rates of interest during 2001. The Bank’s loan portfolio is generally comprised of short-term or floating rate loans and is therefore susceptible to fluctuations in market rates of interest. At December 31, 2002, 2001 and 2000, approximately 68.7%, 65.2% and 65.5% of the Bank's loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank's fixed and floating rate loans at December 31, 2002. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

                                                  Due after one
                                     Due in one    Year through     Due after
   (In thousands)                   year or less    Five years      Five years       Total
------------------------------------------------------------------------------------------------
Accruing loans:
  Fixed rate loans                    $32,572        $38,543         $29,638       $100,753
  Floating rate loans                 116,551         83,771          32,547        232,869
                                  --------------------------------------------------------------
    Total accruing loans              149,123        122,314          62,185        333,622
Nonaccrual loans:
  Fixed rate loans                         77          8,598               0          8,675
  Floating rate loans                   6,201              2             554          6,757
                                  --------------------------------------------------------------
    Total nonaccrual loans              6,278          8,600             554         15,432
                                  --------------------------------------------------------------
Total Loans                          $155,401       $130,914         $62,739       $349,054
                                  ==============================================================

Securities

Following is a comparison of the amortized cost and approximate fair value of available-for-sale and held-to-maturity securities for the three years indicated:

                                            December 31, 2002                          December 31, 2001
                                ------------------------------------------  -----------------------------------------
                                             Gross     Gross   Fair Value               Gross     Gross    Fair Value
                                Amortized  UnrealizedUnrealized(Carrying    Amortized UnrealizedUnrealized (Carrying
   (In thousands)                  Cost      Gains    Losses    Amount)       Cost      Gains     Losses    Amount)
---------------------------------------------------------------------------------------------------------------------
Available-for-sale:
 U.S. Government agencies        $63,794    $1,570       $0     $65,364      $42,341     $360      $(74)   $42,627
 U.S. Government agency
   collateralized mortgage
    obligations                       84         4        0          88          211        1        (2)       210
 Obligations of state and
    political subdivisions         2,795       178        0       2,973        3,464       72        (4)     3,532
 Other investment securities      36,158         5      (21)     36,142       17,164        0      (168)    16,996
                                ------------------------------------------  -----------------------------------------
    Total available-for-sale    $102,831    $1,757     $(21)   $104,567      $63,180     $433     $(248)   $63,365
                                ==========================================  =========================================

                                                         December 31, 2000
                                            ---------------------------------------------
                                                          Gross      Gross
                                            Amortized  Unrealized  Unrealized    Fair
  (In thousands)                               Cost       Gains      Losses     Value
-----------------------------------------------------------------------------------------
Available-for-sale:
  U.S. Government agencies                   $42,523       $489       $(79)    $42,933
  U.S. Government agency
    collateralized mortgage obligations        1,357          0        (16)      1,341
  Obligations of state and
    political subdivisions                     3,317         72          0       3,389
  Other investment securities                  2,000         95          0       2,095
                                           ---------------------------------------------
    Total available-for-sale                 $49,197       $656       $(95)    $49,758
                                           =============================================
Held-to-maturity:
   U.S. Government agencies                  $10,248         $0       $(74)    $10,174                                                                $0      $(74)
                                            =============================================

Realized gains on securities available-for-sale totaled $509,000 during 2002, $769,000 during 2001, and $6,000 during 2000. Realized losses on securities available-for-sale totaled $24,000 during 2002. There were no realized losses for such securities during either 2001 or 2000.

Investment securities increased $41.2 million between December 2001 and December 2002, as deposits and borrowings grew faster than loans, and excess funds were utilized to enhance the Company’s liquidity position. The increase was divided almost evenly between U.S. Government-sponsored agencies and other investment securities. Included in the increase in other investment securities was a short-term money market mutual fund with Janus Investments totaling $23.0 million, which can be liquidated as needed for loan growth or deposit runoff.

Most of the $14.0 million increase in available-for-sale securities experienced during 2001 was in the other debt securities category. Included in other debt securities at December 31, 2001 are a short-term government securities mutual fund with Federated Securities Corporation totaling $10.0 million, a CRA qualified investment fund totaling $4.0 million, and Trust Preferred securities pools totaling $3.1 million. At December 31, 2000, other debt securities consisted solely of investments in Trust Preferred securities.

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2002 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                              After one year   After five years
                            One year or less   to five years     to ten years    After ten years        Total
                            -----------------------------------------------------------------------------------------
  (Dollars in thousands)     Amount  Yield    Amount  Yield     Amount  Yield    Amount  Yield     Amount   Yield
                                       (1)              (1)               (1)              (1)                (1)
---------------------------------------------------------------------------------------------------------------------
Available-for-sale:
 U.S. Government agencies     $---    ---%  $42,971    4.42%   $1,028    6.66% $21,365    5.32%   $65,364    4.80%
 U.S. Government agency
  collateralized
    mortgage obligations       ---    ---      ---      ---      ---      ---       88    5.15%        88    5.15%
 Obligations of state and
    political subdivisions     185   4.30%      793    4.34%      137    4.17%   1,858    4.99%     2,973    5.04%
 Other debt securities -
    corporate bonds         32,999   2.43%      ---      ---      ---      ---   3,143    9.29%    36,142    3.03%
                            -----------------------------------------------------------------------------------------
Total estimated fair value $33,184   2.44%  $43,764    4.42%   $1,165    6.37% $26,454    5.76%  $104,567    4.18%
                            =========================================================================================

(1) Weighted average yields are not computed on a tax equivalent basis

At December 31, 2002, available-for-sale securities with an amortized cost of approximately $65.0 million (fair value of $66.7 million) were pledged as collateral for public funds, FHLB borrowings, and treasury tax and loan balances. At December 31, 2001, available-for-sale securities with an amortized cost of approximately $43.9 million (fair value of $44.2 million) were pledged as collateral for public funds and treasury tax and loan balances.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Total deposits increased $55.3 million or 15.0% during the year to a balance of $424.0 million at December 31, 2002 and increased $96.8 million or 35.6% between December 31, 2000 and December 31, 2001. Core deposits, consisting of all deposits other than time deposits of $100,000 or more and brokered deposits, continue to provide the foundation for the Bank's principal sources of funding and liquidity. These core deposits amounted to 69.4%, 65.5% and 71.4% of the total deposit portfolio at December 31, 2002, 2001 and 2000, respectively.

The following table sets forth the year-end amounts of deposits by category for the years indicated, and the dollar change in each category during the year:

                                                  December 31,                Change during Year
                                     --------------------------------------------------------------
   (In thousands)                       2002        2001        2000            2002        2001
---------------------------------------------------------------------------------------------------
Noninterest-bearing deposits          $89,000     $72,413     $52,898         $16,587     $19,515
Interest-bearing deposits:
 NOW and money market accounts        100,199      83,316      62,143          16,883      21,173
 Savings accounts                      21,138      19,883      18,347           1,255       1,536
 Time deposits:
   Under $100,000                      85,564      68,414      63,567          17,150       4,847
   $100,000 and over                  128,086     124,625      74,908           3,461      49,717
                                   ----------------------------------------------------------------
Total interest-bearing deposits       334,987     296,238     218,965          38,749      77,273
                                   ----------------------------------------------------------------
Total deposits                       $423,987    $368,651    $271,863         $55,336     $96,788
                                   ================================================================

During the year ended December 31, 2002, increases were experienced in all deposit categories, with substantial increases in time deposits, as well as interest-bearing and noninterest-bearing checking accounts. The increase experienced in total deposits between December 31, 2000 and December 31, 2001 was again in all deposit categories with the largest increases experienced in the same categories as those in 2002. Much of the increase in time deposits over the years presented has been the result of wholesale and brokered deposits, as well as time deposits from the State of California. A wholesale deposit program was initiated during 2002 to bring in certificates of deposit, and resulted in a balance of $20.4 million at December 31, 2002. The Company has utilized brokered deposits over the past several years to enhance its deposit growth, with brokered deposits totaling $26.3 million, $51.3 million and $12.5 million at December 31, 2002, 2001 and 2000, respectively. In addition, the Company has been able to obtain time deposits from the State of California, which totaled $40.0 million, $30.0 million, and $25.0 million at December 31, 2002, 2001 and 2000, respectively. The time deposits of the State of California are collateralized by pledged securities in the Company’s investment portfolio.

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $38.7 million or 13.1% between December 31, 2001 and December 31, 2002, while noninterest-bearing deposits increased $16.6 million or 22.9% between the same two periods presented. Between December 31, 2000 and December 31, 2001, total interest-bearing deposits increased $77.3 million or 35.3%, while noninterest-bearing deposits increased $19.5 million or 36.9%.

On a year-to-date average, the Company experienced an increase of $90.0 million or 28.2% in total deposits between the years ended December 31, 2001 and December 31, 2002. Between these two periods, average interest-bearing deposits increased $69.5 million or 26.7%, while total noninterest-bearing checking increased $20.6 million or 34.7% on a year-to-date average basis. On average, the Company experienced increases in all other deposit categories between the years ended December 31, 2001 and December 31, 2002, with the most significant increases being in time deposits and money market accounts. On a year-to-date average basis, total deposits increased $59.2 million or 22.8% between the years ended December 31, 2000 and December 31, 2001. Of that total, interest-bearing deposits increased by $51.4 million or 24.6%, while noninterest-bearing deposits increased $7.8 million or 15.2% during 2001. As with 2002, the most significant increases experienced in average deposits during 2001 were in time deposits and money market accounts.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2002, 2001 and 2000:

                                        2002                   2001                 2000
                            ---------------------------------------------------------------------
                                 Average               Average              Average
  (Dollars in thousands)         Balance     Rate %    Balance     Rate %   Balance     Rate %
-------------------------------------------------------------------------------------------------
Interest-bearing deposits:
 Checking accounts               $87,848     1.52%     $71,822     2.73%    $67,690     3.12%
 Savings                          20,106     0.82%      18,337     1.76%     19,286     2.16%
 Time deposits (1)               221,387     3.10%     169,720     5.25%    121,529     5.90%
Noninterest-bearing deposits      79,974                59,389               51,554

(1) Included at December 31, 2002, are $128.1 million in time certificates of deposit of $100,000 or more, of which $42.9 million matures in three months or less, $44.4 million matures in 3 to 6 months, $25.8 million matures in 6 to 12 months, and $15.0 million matures in more than 12 months.

Short-term Borrowings

The Company has the ability to obtain borrowed funds consisting of federal funds purchased, securities sold under agreements to repurchase ("repurchase agreements") and Federal Home Loan Bank ("FHLB") advances as alternatives to retail deposit funds. The Company has established collateralized and uncollateralized lines of credit with several correspondent banks, as well as a securities dealer, for the purpose of obtaining borrowed funds as needed. The Company may continue to borrow funds in the future as part of its asset/liability strategy, and may use these funds to acquire certain other assets as deemed appropriate by management for investment purposes and to better utilize the capital resources of the Bank. Federal funds purchased represent temporary overnight borrowings from correspondent banks and are generally unsecured. Repurchase agreements are collateralized by mortgage backed securities and securities of U.S. Government agencies, and generally have maturities of one to six months, but may have longer maturities if deemed appropriate as part of the Company's asset/liability management strategy. FHLB advances are collateralized by the Company's stock in the FHLB, securities, and certain qualifying mortgage loans. In addition, the Company has the ability to obtain borrowings from the Federal Reserve Bank of San Francisco, which would be collateralized by certain pledged loans in the Company's loan portfolio. The lines of credit are subject to periodic review of the Company's financial statements by the grantors of the credit lines. Lines of credit may be modified or revoked at any time if the grantors feel there are adverse trends in the Company's financial position.

The Company had collateralized and uncollateralized lines of credit aggregating $157.5 million and $119.6 million, as well as FHLB lines of credit totaling $36.7 million and $35.6 million at December 31, 2002 and 2001, respectively. The Company had repurchase agreement lines of credit totaling $5.3 million at December 2001. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR.

The table below provides further detail of the Company's federal funds purchased, repurchase agreements and FHLB advances for the years ended December 31, 2002, 2001 and 2000:

                                                            December 31,
                                 ------------------------------------------------------
 (Dollars in thousands)                      2002           2001           2000
---------------------------------------------------------------------------------------
 At period end:
   Federal funds purchased                   $0              $0          $22,630
   Repurchase agreements                      0           5,300           11,694
   FHLB advances                         35,400          22,200           23,200
                                   ----------------------------------------------------
      Total                             $35,400         $27,500          $47,524
                                   ====================================================
  Average ending interest
     rate - total                         4.17%           4.13%           6.35%
                                   ====================================================
 Average for the year:
   Federal funds purchased                  $77          $1,480           $2,793
   Repurchase agreements                    218          12,048           17,077
   FHLB advances                         32,398          19,255            7,800
                                   ----------------------------------------------------
       Total                            $32,693         $32,783          $27,669
                                   ====================================================
    Average interest rate - total         4.22%           4.82%            6.61%
                                   ====================================================
 Maximum total borrowings
  outstanding atn ny month-end
  during the year:
   Federal funds purchased              $1,995          $19,870          $22,630
   Repurchase agreements
     /FHLB advances                     35,400           24,350           24,894
                                   -----------------------------------------------------
         Total                         $37,395          $44,220          $47,524
                                   =====================================================

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

The allowance for credit losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in existing loans and commitments to extend credit. The adequacy of the allowance for credit losses is based upon management's continuing assessment of various factors affecting the collectibility of loans and commitments to extend credit; including current economic conditions, past credit experience, collateral, and concentrations of credit. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The collectibility of a loan is subjective to some degree, but must relate to the borrower’s financial condition, cash flow, quality of the borrower’s management expertise, collateral and guarantees, and state of the local economy. When determining the adequacy of the allowance for credit losses, the Company follows the guidelines set forth in the Interagency Policy Statement on the Allowance for Loan and Lease Losses (“Statement”) issued jointly by banking regulators during July 2001. The Statement outlines characteristics that should be used in segmentation of the loan portfolio for purposes of the analysis including risk classification, past due status, type of loan, industry or collateral. It also outlines factors to consider when adjusting the loss factors for various segments of the loan portfolio. Securities and Exchange Commission Staff Accounting Bulletin No. 102 was also released at this time which represents the SEC staff’s view relating to methodologies and supporting documentation for the Allowance for Loan and Lease Losses that should be observed by all public companies in complying with the federal securities laws and the Commission’s interpretations. It is also generally consistent with the guidance published by the banking regulators.

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentration, and 10) other business conditions. During 2002, the ninth factor listed above, high balance loan concentration, was added to the analysis process in response to expanded regulatory guidelines, as well as an increase in large loan balances in the Company’s portfolio. Other than the added factor just mentioned, there were no changes in estimation methods or assumptions during 2002 that affected the methodology for assessing the adequacy of the allowance for credit losses.

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

At December 31, 2002 and 2001, the Company's recorded investment in loans for which impairment has been recognized totaled $15.3 million and $13.1 million, respectively. Included in total impaired loans at December 31, 2002, is $8.4 million of impaired loans for which the related specific allowance is $1.3 million, as well as $6.9 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2001 included $1.3 million of impaired loans for which the related specific allowance is $115,000, as well as $11.8 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $11.3 million and $5.7 million during the years ended December 31, 2002 and 2001, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the years ended December 31, 2002, 2001 and 2000, the Company recognized $3,000, $23,000 and $270,000, respectively, of income on such loans.

Other factors that continue to gain management’s attention are competition in the Company’s market area and economic conditions, which may ultimately affect the risk assessment of the portfolio. The Company has experienced increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. In an effort to avoid recession, the Federal Reserve reduced interest rates an unprecedented 475 basis points during 2001, and an additional 50 basis points during November of 2002. With interest rates at historical lows, the economic recovery has been slow in coming, with increasing energy costs, declining consumer confidence, State budget deficits, and job layoffs at major corporations across the country. With events since the World Trade Center disaster, and expanding conflict in the Middle East, it is difficult to determine what continued impact these changes will have on consumer confidence and the domestic economy or whether the Federal Reserve will continue to adjust interest rates in an effort to control the economy. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events, although the overall economy of California has generally improved over the past several years. San Francisco, the Silicon Valley, and adjacent areas continue to feel the effect of the high-tech decline as occupancy rates drop, along with rental rates of available commercial office space. Occupancy rates for commercial real estate in other parts of the state may also suffer as a result of the drag on the economy. The local economy has been impacted to some degree over the past several years by such things as decreased exports and adverse weather patterns, which has increased worries about the future economic trends in the state. Local unemployment rates, as well as foreclosures in Fresno and Madera counties have increased during the past several years and persist to the current time. Despite the Central Valley's traditionally high unemployment, it is Management’s belief that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state, although this growth may begin to slow as the Federal Reserve seeks to control what it perceives as a potential recession in the economy. Management recognizes increased risk of loss due to the Company's exposure from local and worldwide economic conditions, as well as soft real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the years indicated.

                                                          December 31,
  (Dollars in thousands)               2002       2001        2000       1999        1998
---------------------------------------------------------------------------------------------
Total loans outstanding at end
  of period before deducting
  allowances for credit losses       $348,598   $335,620    $260,575   $197,876    $153,960
                                    =========================================================
Average net loans outstanding
 during period                       $347,192   $297,653    $230,305   $175,324    $149,100
                                    =========================================================

Balance of allowance at
 beginning of period                   $4,457     $3,773      $2,642     $1,907      $2,144

Loans charged off:
  Real estate                               0          0           0          0          (9)
  Commercial and industrial              (659)      (874)       (430)      (285)     (1,497)
  Lease financing                        (238)      (162)         (0)        (0)         (0)
  Installment and other                   (36)       (40)        (44)       (27)        (80)
                                    ---------------------------------------------------------
      Total loans charged off            (933)    (1,076)       (474)      (312)     (1,586)
 Recoveries of loans previously
  charged off:
   Real estate                              0          0           0          0         150
   Commercial and industrial               37         23          11         19          33
   Lease financing                         31          4           0          0           0
   Installment and other                    1          0          14          3          11
                                    ---------------------------------------------------------
      Total loan recoveries                69         27          25         22         149
                                    ---------------------------------------------------------
Net loans charged off                    (864)    (1,049)       (449)      (290)     (1,437)

Provision charged to
  operating expense                     1,963      1,733       1,580      1,025       1,200
                                    ---------------------------------------------------------
Balance of allowance for
credit losses at end of period         $5,556     $4,457      $3,773     $2,642      $1,907
                                    =========================================================

Net loan charge-offs to
 total average loans                   0.25%       0.35%       0.19%      0.17%      0.96%
Net loan charge-offs to
 loans at end of period                0.25%       0.31%       0.17%      0.15%      0.93%
Allowance for credit losses to
 total loans at end of period          1.59%       1.33%       1.45       1.34%      1.24%
Net loan charge-offs to
 allowance for credit losses          15.55%      23.54%      11.90%     10.98%     75.35%
Net loan charge-offs to
 provision for credit losses          44.01%      60.53%      28.42%     28.29%    119.75%

Management believes that the 1.59% credit loss allowance at December 31, 2002 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

Although the Company does not normally allocate the allowance for credit losses to specific loan categories, an allocation to the major categories has been made for the purposes of this report as set forth in the following table. The allocations are estimates based on the same factors as considered by management in determining the amount of additional provisions to the credit loss allowance and the overall adequacy of the allowance for credit losses.

                                 2002              2001               2000              1999               1998
                           --------------------------------------------------------------------------------------------
                           Allowance         Allowance         Allowance          Allowance         Allowance
                           for Loan   % of    for Loan   % of   For Loan   % of   for Loan   % of    for Loan   % of
  (Dollars in thousands)    Losses    Loans    Losses   Loans    Losses    Loans   Losses    Loans    Losses    Loans
-----------------------------------------------------------------------------------------------------------------------
Commercial and industrial     $3,080   33.6%     $1,951  30.4%     $1,328   25.4%    $1,028   26.4%       $570   28.1%
Real estate - mortgage           803   28.9%        899  33.1%      1,141   43.3%     1.061   39.2%        520   42.6%
Real estate - construction     1,046   27.2%        893  27.6%        606   23.4%       436   28.0%        289   22.0%
Agricultural                     229    4.8%        123   3.9%         65    2.8%        54    3.5%         48    4.2%
Installment/other                 99    2.2%        102   2.0%         72    3.9%        63    2.9%         28    3.1%
Lease financing                  298    3.3%        120   3.0%         82    1.2%         0      --          0      --
Not allocated                      1      --        369     --        479      --         0      --        452      --
                           --------------------------------------------------------------------------------------------
                              $5,556  100.0%     $4,457 100.0%     $3,773  100.0%    $2,642  100.0%     $1,907  100.0%
                           ============================================================================================

At December 31, 2002, the Company’s allowance for credit losses was $5.6 million, consisting of $5.5 million in formula allowance, $18,000 in specific allowance, and $1,000 in unallocated allowance. At December 31, 2002, the specific allowance was allocated entirely to commercial and industrial loans. At December 31, 2001, the Company’s allowance for credit losses was $4.5 million, consisting of $4.1 million in formula allowance and $369,000 in unallocated allowance. No specific allowance was allocated in excess of the formula allowance at December 31, 2001.

The formula allowance increased in all loan categories except mortgage and installment loans during 2002 as the result of increases in loan balances during the year, as well as increases in the level of classified loans. The formula allowance increased by approximately $1.5 million between December 31, 2001 and December 31, 2002 with about $1.1 million or 77% of that increase being allocated to commercial and industrial loans. The increase in the formula allowance during 2002 was the result of several factors including, an increase of $5.7 million in substandard loans, an increase of $677,000 in doubtful loans, and an increase of approximately $13.6 million in “pass” loans during 2002. Special mention loans decreased by about $506,000 between December 31, 2001 and December 31, 2002.

Although in some instances, the downgrading of a loan resulting from the factors used by the Company in its allowance analysis has been reflected in the formula allowance, management believes that in some instances, the impact of material events and trends has not yet been reflected in the level of nonperforming loans or the internal risk grading process regarding these loans. Accordingly, the Company’s evaluation of probable losses related to these factors may be reflected in the unallocated allowance. The evaluation of the inherent losses concerning these factors involve a higher degree of uncertainty because they are not identified with specific problem credits, and therefore the Company does not spread the unallocated allowance among segments of the portfolio. At December 31, 2002 the Company had an unallocated allowance of $1,000, reflecting a decrease from the balance of $369,000 at December 31, 2001. Management’s estimates of the unallocated allowance are based upon a number of underlying factors including 1) the effect of deteriorating national and local economic trends, 2) the effects of export market conditions on certain agricultural and manufacturing borrowers, 3) the effects of abnormal weather patterns on agricultural borrowers, as well as other borrowers that may be impacted by such conditions, 4) the effect of increased competition in the Company’s market area and the resultant potential impact of more relaxed underwriting standards to borrowers with multi-bank relationships, 5) the effect of soft real estate markets, and 6) the effects of having a larger number of borrowing relationships which are close to the Company’s lending limit, any one if which were not to perform to contractual terms, would have a material impact on the allowance.

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

The following table sets forth the Company's nonperformong assets as of the dates indicated:

                                                             December 31,
 (Dollars in 000's, except footnote)   2002         2001         2000         1999         1998
----------------------------------------------------------------------------------------------------
Nonaccrual loans (1)                 $15,432      $13,019       $2,810       $4,373       $1,485
Restructured loans                         0            0            0        2,401        2,443
                                   -----------------------------------------------------------------
  Total nonperforming loans           15,432       13,019        2,810        6,774        3,928
Other real estate owned                9,685        5,390        2,959          663          697
                                   -----------------------------------------------------------------
  Total nonperforming assets         $25,117      $18,409       $5,769       $7,437       $4,625
                                   =================================================================

Loans, past due 90 days
  or more, still accruing                 $0           $0         $595           $0         $210
                                   =================================================================

Nonperforming loans to
  total gross loans                    4.42%        3.87%        1.08%        3.42%        2.54%
                                   =================================================================
Nonperforming assets
  to total gross loans                 7.20%        5.47%        2.21%        3.75%        3.00%
                                   =================================================================

        (1) Included in nonaccrual loans at December 31, 2002, 2001 and 2000 are restructured loans totaling $21,400, $37,600 and $57,800, respectively. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2002 in accordance with their original terms is approximately $931,000.

The overall level of nonperforming assets, including both nonaccrual loans and other real estate owned through foreclosure, has increased between December 31, 2001 and December 31, 2002 as commercial and commercial real estate delinquencies have increased. A substantial portion of the nonaccural loans at December 31, 2002 are collateralized by real estate. Loans past due more than 30 days are receiving increased management attention and are monitored for increased risk. The Company continues to move past due loans to nonaccrual status in its ongoing effort to recognize loan problems at an earlier point in time when they may be dealt with more effectively. As impaired loans, nonaccrual and restructured loans are reviewed for specific reserve allocations and the allowance for credit losses is adjusted accordingly.

Except for the loans included in the above table, there were no loans at December 31, 2002 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

Application of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

The most significant accounting policies followed by the Company are presented in Note 1 to the Company’s consolidated financial statements included herein. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality and Allowance for Credit Losses section of this financial review.

Liquidity and Asset/Liability Management

The primary function of asset/liability management is to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company's principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses. Other sources of liquidity not on the balance sheet at December 31, 2002 include unused collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $158.8 million.

Liquidity risk arises from the possibility the Company may not be able to satisfy current or future financial commitments, or the Company may become unduly reliant on alternative funding sources. The Company maintains a liquidity risk management policy to address and manage this risk. The policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements which comply with regulatory guidance. The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. The liquidity position is continually monitored and reported on a monthly basis to the Board of Directors.

The Company continues to emphasize liability management as part of its overall asset/liability management strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk. The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 68.7% of the Company’s loan portfolio at December 31, 2002. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At December 31, 2002, the Bank had 66.04% of total assets in the loan portfolio and a loan to deposit ratio of 82.2%. Liquid assets at December 31, 2002 include cash and cash equivalents totaling $31.5 million as compared to $29.3 million at December 31, 2001.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings. Core deposits, which comprise approximately 69.4% of total deposits at December 31, 2002, provide a significant and stable funding source for the Company. At December 31, 2002, short-term Federal Home Loan Bank borrowings totaling $35.4 million, and unused lines of credit with the Federal Home Loan Bank and the Federal Reserve Bank totaling $145.8 million are collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these used and unused borrowing lines totaled $231.1 million at December 31, 2002. For further discussion of the Company’s borrowing lines, see “Short Term Borrowings” included in previously in the financial condition section of this financial review.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During 2002 and 2001, total dividends paid by the Bank to the parent company totaled $4.4 million and $4.3 million, respectively. As a bank holding company formed under the Bank Holding Act of 1956, United Security Bancshares is to provide a source of financial strength for its subsidiary bank(s). To help provide financial strength, United Security Bancshares’ trust subsidiary, United Security Bancshares Capital Trust I completed a $15 million offering in Trust Preferred Securities during 2001, the proceeds of which were used to purchase Junior Subordinated Debentures of the Company. Of the $14.5 million in net proceeds received by the Company, $13.7 million was used to enhance the liquidity and capital positions of the Bank, and the remainder provided liquidity to the holding company.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2002, the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

                                                                     Payments Due In
                                                   ------------------------------------------------------
                                                                One to     Three to     Over
                                         Note      One Year     Three        Five       Five
    (In thousands)                    Reference     Or Less     Years       Years       Years      Total
---------------------------------------------------------------------------------------------------------
Deposits without a stated maturity                 $210,337    $ ----      $ ----      $ ----    $210,337
Time Deposits                                       185,095     26,874       1,571        110     213,650
FHLB Borrowings                           7          35,400                                        35,400
Trust Preferred securities                8                                            15,000      15,000
Leveraged ESOP - line of credit           7             210        440                                650
Operating Leases                         12             234        404         229        803       1,670

A schedule of significant commitments at December 31, 2002 follows:

    (In thousands)
--------------------------------------------------------------------
Commitments to extend credit:
    Commercial and industrial                             $27,126
    Real estate - mortgage                                  4,485
    Real estate - construction                             73,994
    Agricultural                                            6,765
    Installment                                             1,369
    Revolving home equity and credit card lines               414

Standby letters of credit                                     814

Further discussion of these commitments is included in Note 3 to the consolidated financial statements.

Regulatory Matters

Capital Adequacy

Capital adequacy for bank holding companies and their subsidiary banks has become increasingly important in recent years. Continued deregulation of the banking industry since the 1980's has resulted in, among other things, a broadening of business activities allowed beyond that of traditional banking products and services. Because of this volatility within the banking and financial services industry, regulatory agencies have increased their focus upon ensuring that banking institutions meet certain capital requirements as a means of protecting depositors and investors against such volatility.

During July 2001, the Company completed an offering of Trust Preferred Securities in an aggregate amount of $15.0 million to enhance its regulatory base, while providing additional liquidity. Subsequent to the completion of the offering, the Company contributed $13.7 million of that offering to the Bank to enhance its capital position. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion will qualify as Tier 2 capital. As shareholders' equity increases, the amount of Tier 1 capital that can be comprised of Trust Preferred Securities will increase.

The Board of Governors of the Federal Reserve System ("Board of Governors") has adopted regulations requiring insured institutions to maintain a minimum leverage ratio of Tier 1 capital (the sum of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, minus intangible assets, identified losses and investments in certain subsidiaries, plus unrealized losses or minus unrealized gains on available for sale securities) to total assets. Institutions which have received the highest composite regulatory rating and which are not experiencing or anticipating significant growth are required to maintain a minimum leverage capital ratio of 3% Tier 1 capital to total assets. To be considered well capitalized, the institution must maintain a leverage capital ratio of 5%. All other institutions are required to maintain a minimum leverage capital ratio of at least 100 to 200 basis points above the minimum requirements.

The Board of Governors has also adopted a statement of policy, supplementing its leverage capital ratio requirements, which provides definitions of qualifying total capital (consisting of Tier 1 capital and Tier 2 supplementary capital, including the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets) and sets forth minimum risk-based capital ratios of capital to risk-weighted assets. The most highly rated insured institutions are required to maintain a minimum ratio of qualifying total capital to risk weighted assets of 8%, at least one-half (4%) of which must be in the form of Tier 1 capital. To be considered well capitalized, institutions must maintain a ratio of qualifying total capital to risk weighted assets of 10%, at least one-half (6%) of which must be in the form of Tier 1 capital.

The following table sets forth the Company's and the Bank's actual capital positions at December 31, 2002 and the regulatory minimums for the Company and the Bank to be well capitalized under the guidelines discussed above:

                                             Company            Bank
                                        ------------------------------------    Regutatory
                                              Actual            Actual           Minimums -
                                          Capital Ratios    Capital Ratios    Well Capitalized
                                       -------------------------------------------------------
Total risk-based capital ratio                13.20%           12.74%              10.00%
Tier 1 capital to risk-weighted assets        11.40%           11.49%               6.00%
Leverage ratio                                 9.54%            9.61%               5.00%

Under Federal Reserve guidelines, the Company and the Bank are required to maintain a total risk-based capital ratio of 10%, tier 1 capital to risk-weighted assets of 8%, and a leverage ratio of 7%, to be considered well capitalized. As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at December 31, 2002. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

Dividends paid to shareholders by the Company are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. During the year ended December 31, 2002, the Company received $4.4 million in cash dividends from the Bank, from which the Company declared $2.8 million in dividends to shareholders.

The Bank as a state-chartered bank is subject to dividend restrictions set forth in California state banking law, and administered by the California Commissioner of Financial Institutions (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the Commissioner may order the state bank not to pay any dividend. The FRB may also limit dividends paid by the Bank. This is not the case with the Bank. Year-to-date dividends of $2.8 million and $4.4 million paid to shareholders and the Company, respectively, through December 31, 2002 were well within the maximum allowed under those regulatory guidelines, without approval of the Commissioner.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At December 31, 2002 the Bank's qualifying balance with the Federal Reserve was approximately $6.6 million, consisting of vault cash and balances.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

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

The Company's asset/liability profile is not complex. The Company does not currently engage in trading activities or use derivatives to control interest rate risk, although it has the ability to do so if deemed necessary by ALCO and approved by the Board of Directors. From the “gap” report below, the Company is apparently subject to interest rate risk to the extent that its liabilities have the potential to reprice more quickly than its assets within the next year. At December 31, 2002, the Company had a cumulative 12 month gap of $-2.1 million (repricing assets less repricing liabilities) or -0.5% of total earning assets. In theory, with a negative gap, the interest margin would increase with declining interest rates. Management believes the gap analysis shown below is not entirely indicative of the Company’s actual interest rate sensitivity, because certain interest-sensitive liabilities would not reprice to the same degree as interest-sensitive assets. For example, if the prime rate were to change by 50 basis points, the floating rate loans included in the $216.4 million immediately adjustable category would change by the full 50 basis points. Interest bearing checking and savings accounts which are also included in the immediately adjustable column probably would move only a portion of the 50 basis point rate change and, in fact, might not even move at all. In addition, many of the floating rate time deposits are at their floors, or have repricing rates below their current floors, which means that they might act as fixed-rate instruments in either a rising or a declining rate environment (see below for a discussion of the Bank’s floating rate time deposits). The effects of market value risk have been mitigated to some degree by the makeup of the Bank's balance sheet. Loans are generally short-term or are floating-rate instruments. At December 31, 2002, $276.4 million or 82.8% of the loan portfolio matures or reprices within one year, and only 1.7% of the portfolio matures or reprices in more than 5 years. Total investment securities including call options and prepayment assumptions, have a duration of approximately 3.0 years. Nearly $359.4 million or 93.1% of interest-bearing liabilities mature or can be repriced within the next 12 months, even though the rate elasticity of deposits with no defined maturities may not necessarily be the same as interest-earning assets.

Since May of 1994, the Bank has offered a two-year floating rate certificate of deposit product to its customers which adjusts with changes in the Prime Rate, but which has an interest rate floor below which the rate paid cannot drop. These floating rate certificates of deposit totaled $7.2 million at December 31, 2002. The current rates below which the rates on this product cannot drop range from 1.00% to 6.50%, with approximately $2.3 million or 31.3% of those at or above a 5.25% floor. With the significant decrease in market rates of interest during the recent past, all but $318,000 of the floating-rate CD’s are priced at their floors making them fixed-rate instruments in a declining rate environment. In addition, because most of the CD’s repricing rates are below their current floors, they behave as fixed rate instruments even in a rising rate environment. In fact, $4.9 million or 67.4% of them would remain fixed rate instruments even if the prime rate were to increase 200 BP or less, $3.7 million or 52.9% would remain fixed rate instruments even if the prime rate were to increase 300 BP or less, and $2.3 million or 30.4% of them would remain fixed rate instruments even if the prime rate were to increase 400 BP or less. This $3.7 million in two-year floating rate certificates of deposit has been treated as fixed-rate instruments for the purpose of the following gap report.

Interest rate risk can be measured through various methods including gap, duration and market value analysis as well as income simulation models, which provides a dynamic view of interest rate sensitivity based on the assumptions of the Company’s Management. The Company employs each of these methods and refines these processes to make the most accurate measurements possible. The information provided by these calculations is the basis for management decisions in managing interest rate risk.

The following table sets forth the Company's gap, or estimated interest rate sensitivity profile based on ending balances as of December 31, 2002, representing the interval of time before earning assets and interest-bearing liabilities may respond to changes in market rates of interest. Assets and liabilities are categorized by remaining interest rate maturities rather than by principal maturities of obligations. $3.7 million in two-year, floating rate time deposits which would behave as fixed rate instruments if rates were to increase or decrease 300 basis points, and have therefore been treated as fixed rate instruments for purposes of this gap report.

Maturities and Interest Rate Sensitivity

                                                               December 31, 2002
                                       ------------------------------------------------------------------------
                                                                After Three   After One
                                                   Next Day But    Months     Year But      After
                                                   Within Three  Within 12   Within Five     Five
  (In thousands)                       Immediately    Months       Months       Years       Years      Total
---------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap:
 Loans (1)                               $216,436    $27,715      $32,215      $51,776     $5,480     $333,622
Investment securities                                 46,941        8,982       42,030      6,614      104,567
Interest bearing deposits in other                                 10,224                               10,224
Federal funds sold  and reverse repos      14,735                                                       14.735
                                       ----------------------------------------------------------------------------
  Total Earning Assets                   $231,171    $74,656      $51,421      $93,806    $12,094     $463,148
                                       ============================================================================
Interest-bearing
  transaction accounts                    100,199                                                      100,199
Savings accounts                           21,138                                                       21,138
Time deposits  (2)                          4,063     66,764      116,161       26,552       110       213,650
Federal funds purchased/other
  borrowings                                  650                  35,400                               36,050
Trust Preferred securities                            15,000                                            15,000
                                       ----------------------------------------------------------------------------
  Total interest-bearing
    Liabilities                          $126,050    $81,764     $151,561      $26,552      $110      $386,038
                                       ============================================================================

Interest rate sensitivity gap            $105,121    ($7,108)   ($100,140)     $67,254   $11,984       $77,110
Cumulative gap                           $105,121    $98,013      ($2,127)     $65,127   $77,111
Cumulative gap percentage to
  total earning assets                     22.7%       21.2%       -0.5%        14.1%      16.6%

(1) Loan balance does not include nonaccrual loans of $15.432 million.
(2) See above for discussion of the impact of floating rate CD's.

The Company utilizes a vendor-purchased simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both a 100 and 200 basis point rise and a 100 and 200 basis point fall in interest rates ramped over a twelve month period, with net interest impacts projected out as far as twenty four months. The model is based on the actual maturity and repricing characteristics of the Company's interest-sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment of certain assets and liabilities. Projected net interest income is calculated assuming customers will reinvest maturing deposit accounts and the Company will originate new loans. The balance sheet growth assumptions utilized correspond closely to the Company's strategic growth plans and annual budget. Excess cash is invested in overnight funds or other short-term investments such as U.S. Treasuries. Cash shortfalls are covered through additional borrowing of overnight or short-term funds. The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at December 31, 2002, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios simulated.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at December 31, 2002 and December 31, 2001 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

                         December 31, 2002                     December 31, 2001
                 ---------------------------------------------------------------------------
                Estimated    Change in    Change in    Estimated   Change in    Change in
  Change in         MV           MV           MV           MV          MV           MV
    Rates       of Equity   of Equity $   Of Equity %  of Equity  of Equity $   of Equity %
--------------------------------------------------------------------------------------------
 + 200 BP        $43,084      $1,628        3.93%       $33,884    ($1,768)       -4.96%
 + 100 BP         42,692       1,236        2.98%        35,206       (446)       -1.25%
     0 BP         41,456           0        0.00%        35,652          0         0.00%
 - 100 BP         39,709      (1,747)      -4.22%        35,478       (174)       -0.49%
 - 200 BP         42,903       1,447        3.49%        34,717       (935)       -2.62%

Item 8 - Financial Statements and Supplementary Data

Moss Adams LLP

Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To The Board of Directors and Shareholders
United Security Bancshares

We have audited the accompanying consolidated balance sheets of United Security Bancshares and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Security Bancshares and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Stockton, California
January 8, 2003

United Security Bancshares and Subsidiaries
Consolidated Statements of Condition - Balance Sheets
December 31, 2002 and 2001

                                                           December 31,         December 31,
   (In thousands except shares)                               2002                 2001
------------------------------------------------------------------------------------------------
Assets
 Cash and due from banks (Note 14)                           $16,750              $15,945
 Federal funds sold and securities purchased
   under agreements to resell                                 14,735               13,310
                                                      ------------------------------------------
     Cash and cash equivalents                                31,485               29,255

 Interest-bearing deposits in other banks                     10,224                    0

 Securities available for sale (Note 2)                      104,567               63,365

 Loans and leases (Note 3)                                   349,054              336,287
   Unearned fees                                                (456)                (667)
   Allowance for credit losses                                (5,556)              (4,457)
                                                      ------------------------------------------
     Net loans                                               343,042              331,163
 Accrued interest receivable                                   2,437                3,751
 Premises and equipment - net (Note 4)                         2,647                3,057
 Other real estate owned                                       9,685                5,390
 Intangible assets                                             2,300                2,660
 Cash surrender value of life insurance (Note 11)              2,518                2,411
 Investment in limited partnership (Note 5)                    2,584                2,772
 Deferred income taxes (Note 9)                                1,638                1,730
 Other assets                                                  6,964                5,374
                                                       ------------------------------------------
Total Assets                                                $520,091             $450,928
                                                       ==========================================
Liabilities & Shareholders' Equity
Liabilities:
 Deposits (Note 6)
   Noninterest-bearing                                       $89,000              $72,413
   Interest-bearing                                          334,987              296,238
                                                       ------------------------------------------
     Total deposits                                          423,987              368,651
 Federal funds purchased and securities sold
   under agreements to repurchase (Note 7)                    35,400               27,500
 Other borrowings (Notes 7 and 11)                               650                  916
 Accrued interest payable                                      1,203                1,270
 Accounts payable and other liabilities                        2,752                1,532
                                                       ------------------------------------------
     Total liabilities                                       463,992              399,869
Company obligated mandatorily redeemable cumulative
 trust preferred securities of subsidiary trust
 holding solely junior subordinated debentures
 (Trust Preferred securities) (Note 8)                        15,000               15,000

Commitments and Contingent Liabilities
  (Notes 10, 14 and 18)

Shareholders' Equity (Notes 10, 14 and 18):
  Common  stock, no par value
    10,000,000 shares authorized, 5,406,666
     and 5,397,298 issued and outstanding,
     in 2002 and 2001, respectively                           17,553               18,239
   Retained earnings                                          23,114               18,582
   Unearned ESOP shares (Note 11)                               (609)                (873)
   Accumulated other comprehensive income                      1,041                  111
                                                       ------------------------------------------
          Total shareholders' equity                          41,099               36,059
                                                       ------------------------------------------
Total liabilities and shareholders' equity                  $520,091             $450,928
                                                       ==========================================
      See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2002, 2001 and 2000

   (In thousands except shares and EPS)                  2002            2001             2000
-----------------------------------------------------------------------------------------------------
Interest Income:
 Loans, including fees                                 $24,521          $26,412         $24,739
 Investment securities - AFS - taxable                   3,617            3,016           3,196
 Investment securities - HTM - taxable                       0              202             602
 Investment securities - AFS - nontaxable                  139              155             162
 Federal funds sold and securities purchased
   under agreements to resell                              301              278             242
 Interest on deposits in other banks                        94                0               0
                                                   --------------------------------------------------
     Total interest income                              28,672           30,063          28,941
Interest Expense:
 Interest on deposits                                    8,371           11,203           9,694
 Interest on other borrowings                            2,326            2,208           1,850
                                                   --------------------------------------------------
     Total interest expense                             10,679           13,411          11,544
                                                   --------------------------------------------------
Net Interest Income Before
 Provision for Credit Losses                            17,975           16,652          17,397
Provision for Credit Losses (Note 3)                     1,963            1,733           1,580
                                                   --------------------------------------------------
Net Interest Income                                     16,012           14,919          15,817

Noninterest Income:
 Customer service fees                                   3,895            3,086           2,234
 Gain on sale of securities                                485              770               6
 Gain on sale of loans                                     103                0               0
 Gain on sale of other real estate owned                     4               34              62
 Gain on sale of fixed assets                               10                8               2
 Other                                                     871              379             234
                                                   --------------------------------------------------
    Total noninterest income                             5,368            4,277           2,538
Noninterest Expense (Notes 11 and 12):
 Salaries and employee benefits                          4,895            4,525           3,954
 Occupancy expense                                       1,730            1,731           1,608
 Data processing                                           553              544             540
 Professional fees                                         965              591             312
 Director fees                                             201              202             174
 Amortization of intangibles                               360              360             360
 Correspondent bank service charges                        289              218             202
 Other                                                   1,867            1,647           1,498
                                                   --------------------------------------------------
     Total noninterest expense                          10,860            9,818           8,648
                                                   --------------------------------------------------
Income Before Taxes on Income                           10,520            9,378           9,707
Taxes on Income (Note 9)                                 3,149            3,185           3,450
                                                   --------------------------------------------------
Net Income                                              $7,371           $6,193          $6,257
                                                   ==================================================
Other comprehensive income, net of tax
 (Note 17): Unrealized (loss) gain on
 available for sale securities - net income
 tax (benefit) of $620, $(150), and $489                   931             (226)            734
                                                   --------------------------------------------------
Comprehensive Income                                    $8,302           $5,967          $6,991
                                                   ==================================================
Net Income per common share (Note 16):
  Basic                                                 $1.36             $1.14           $1.16
                                                   ==================================================
  Diluted                                               $1.34             $1.11           $1.12
                                                   ==================================================
Shares on which net income per
 common share were based (Note 16):
  Basic                                               5,400,751         5,443,734       5,374,734
                                                   ==================================================
  Diluted                                             5,487,038         5,563,855       5,587,292
                                                   ==================================================
     See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2002

                                                Common stock   Common stock
                                                ------------------------------                                 Other
                                                   Number                   Retained       Unearned    Comprehensive
  (In thousands except number of shares)         of Shares      Amount      Earnings     ESOP Shares   Income (Loss)    Total
----------------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2000                          5,230,949     $17,987      $10,726             $0       $ (397)       $28,316

  Director/Employee stock options exercised        227,657       1,050                                                   1,050
  Tax benefit of stock options exercised                           141                                                     141
  Net changes in unrealized gain
     (loss) on available for sale securities
     (net of income tax of $489 )                                                                           734            734
  Dividends on common stock ($0.36 per share)                                (2,067)                                    (2,067)
  Unearned ESOP shares purchased                   (46,861)                                   (817)                       (817)
  Release of unearned ESOP shares                    7,742                                     135                         135
  Net Income                                                                  6,257                                      6,257
                                              ------------------------------------------------------------------------------------------
Balance December 31, 2000                        5,419,487      19,178       14,916           (682)         337         33,749

  Director/Employee stock options exercised        104,830         806                                                     806
  Tax benefit of stock options exercised                           145                                                     145
  Net changes in unrealized gain
     (loss) on available for sale securities
     (net of income tax benefit of $150)                                                                   (226)          (226)
  Dividends on common stock ($0.46 per share)                                (2,527)                                    (2,527)
  Repurchase and cancellation of common shares    (115,786)     (1,884)                                                 (1,884)
  Unearned ESOP shares purchased                   (23,185)                                   (399)                       (399)
  Release of unearned ESOP shares                   11,952          (6)                        208                         202
  Net Income                                                                  6,193                                      6,193
                                              ------------------------------------------------------------------------------------------
Balance December 31, 2001                        5,397,298      18,239       18,582           (873)         111         36,059

  Director/Employee stock options exercised         58,800         416                                                     416
  Tax benefit of stock options exercised                             7                                                       7
  Net changes in unrealized gain
     (loss) on available for sale securities
     (net of income tax benefit of $620)                                                                    930            930
  Dividends on common stock ($0.52 per share)                                (2,839)                                    (2,839)
  Repurchase and cancellation of common shares     (64,676)     (1,107)                                                 (1,107)
  Release of unearned ESOP shares                   15,244          (2)                        264                         262
  Net Income                                                                  7,371                                      7,371
                                              ------------------------------------------------------------------------------------------
Balance December 31, 2002                        5,406,666     $17,553      $23,114          $(609)      $1,041        $41,099
                                              ==========================================================================================
  See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000

   (In thousands)                                                  2002          2001          2000
---------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
 Net income                                                       $7,371        $6,193        $6,257
 Adjustments to reconcile net earnings to
  cash provided by operating activities:
   Provision for credit losses                                     1,963         1,733         1,580
   Depreciation and amortization                                   1,199         1,207         1,163
   Amortization (accretion) of investment securities                 369           394           (25)
   Gain on sale of securities                                       (485)         (770)           (6)
   Decrease (increase) in accrued interest receivable              1,134          (206)       (1,497)
   (Decrease) increase in accrued interest payable                   (67)           26           165
   (Decrease) increase in unearned fees                             (211)         (127)          401
   Increase (decrease) in income taxes payable                       434          (564)           80
   Deferred income taxes                                            (527)         (339)         (698)
   Decrease in accounts payable and accrued liabilities              704           256           192
   Write-down of other investments                                    40             0             0
   Write-down of other real estate owned                             132            19             6
   Gain on sale of other real estate owned                            (4)          (34)          (62)
   Gain on sale of assets                                            (10)           (8)           (2)
   Gain on sale of loans                                            (103)            0             0
   Increase in surrender value of life insurance                    (107)         (109)          (96)
   Loss in limited partnership interest                              210           247           173
   Net (increase) decrease in other assets                          (198)          146          (176)
                                                               ------------------------------------------
  Net cash provided by operating activities                       12,024         8,064         7,455
Cash Flows From Investing Activities:
  Net increase in interest-bearing deposits with banks           (10,224)            0             0
  Purchases of  available-for-sale securities                   (107,172)      (83,303)      (21,562)
  (Purchase) redemption of FHLB/FRB and other bank stock            (718)       (1,042)          242
  Maturities and calls of available-for-sale securities           51,563        41,594        12,128
  Maturities and calls of held-to-maturity securities                  0        10,250             0
  Proceeds from sales of available-for-sale securities            16,074        28,099         7,477
  Investment in limited partnership                                   23          (903)            0
  Investment in title company                                          0        (1,500)            0
  Net increase in loans                                          (20,466)      (78,407)      (66,135)
  Proceeds from sales of loans                                     1,602             0             0
  Proceeds from sales of leased assets                                95             0             0
  Proceeds from sales of other real estate owned                     325           150           476
  Capital expenditures for premises and equipment                   (431)         (514)         (311)
  Proceeds from sales of premises and equipment                       15            23             2
                                                                ------------------------------------------
  Net cash used in investing activities                          (69,314)      (85,553)      (67,683)
Cash Flows From Financing Activities:
  Net increase in demand deposits and savings accounts            34,725        42,225           630
  Net increase in certificates of deposit                         20,611        54,564        32,370
  Net (decrease) increase in federal funds purchased                   0       (22,630)       20,492
  Net increase in repurchase agreements                            7,900         2,606        15,119
  Proceeds from obligated mandatorily redeemable
    preferred securities of subsidiary trust holding
    solely junior subordinated debentures                              0        14,505             0
  Director/Employee stock options exercised                          416           806         1,050
  Repurchase and retirement of common stock                       (1,108)       (1,884)            0
  Proceeds from ESOP borrowings                                        0           399           817
  Repayment of ESOP borrowings                                      (269)         (176)         (133)
  Purchase of unearned ESOP shares                                     0          (399)         (817)
  Payment of dividends on common stock                            (2,755)       (2,448)       (1,939)
                                                                ------------------------------------------
  Net cash provided by financing activities                       59,520        87,568        67,589
                                                                ------------------------------------------
Net increase in cash and cash equivalents                          2,230        10,079         7,361
Cash and cash equivalents at beginning of period                  29,255        19,176        11,815
                                                                ------------------------------------------
Cash and cash equivalents at end of period                       $31,485       $29,255       $19,176
                                                                ==========================================
See notes to financial statements

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001, and 2000

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

Material estimates that are particularly susceptible to significant change, relate to the determination of the allowance for loan losses, deferred income taxes, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

Significant Accounting Policies - The accounting and reporting policies of the Company conform to generally accepted accounting principles and to prevailing practices within the banking industry. The following is a summary of significant policies:

a. Cash and cash equivalents - Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Generally, federal funds sold and repurchase agreements are sold for one-day periods. Repurchase agreements are with a registered broker-dealer affiliated with a correspondent bank and work much like federal funds sold, except that the transaction is collateralized by various investment securities. The securities collateralizing such transactions generally consist of U.S. Treasuries, U.S. Government and U.S. Government-sponsored agencies. The Bank did not have any repurchase agreements during 2002, nor at December 31, 2002 or December 31, 2001.

b. Securities - Debt and equity securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from net income and reported, net of tax, as a separate component of comprehensive income and shareholders' equity. Debt securities classified as held to maturity are carried at amortized cost. Gains and losses on disposition are reported using the identified certificate method for the adjusted basis of the securities sold.

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

c. Loans - Interest income on loans is credited to income as earned and is calculated by using the simple interest method on the daily balance of the principal amounts outstanding. Loans are placed on non-accrual status when principal or interest is past due for 90 days and/or when management believes the collection of amounts due is doubtful. For loans placed on nonaccrual status, the accrued and unpaid interest receivable may be reversed at management's discretion based upon management's assessment of collectibility, and interest is thereafter credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan.

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

d. Allowance for Credit Losses - The allowance for credit losses is maintained to provide for losses that can reasonably be anticipated. The allowance is based on ongoing quarterly assessments of the probable losses inherent in the loan portfolio, and to a lesser extent, unfunded loan commitments.

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

e.Premises and Equipment - Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

     Buildings 31 Years

     Furniture and equipment3-7 Years

f. Other Real Estate Owned - Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of the book value of the loan, or fair value of the property, less estimated costs to sell. The excess, if any, of the loan amount over the fair value is charged to the allowance for credit losses. Subsequent declines in the fair value of other real estate owned, along with related revenue and expenses from operations, are charged to noninterest expense.

g. Intangible Assets - Intangible assets are comprised of core deposit intangibles and goodwill acquired in business combinations. Core deposit intangibles of $963,000 and $1.2 million (net of accumulated amortization of $1,172,000 and $958,000) at December 31, 2002 and 2001 are amortized over the estimated useful lives of the existing deposit bases (7 years) using a method which approximates the interest method. Goodwill of $1.3 million and $1.5 million (net accumulated amortization of $809,000 and $664,000) at December 31, 2002 and 2001, respectively is amortized on a straight-line basis over 15 years.

h. Income Taxes - Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

i. Net Income per Share - Basic income per common share is computed based on the weighted average number of common shares outstanding. Diluted income per share includes the effect of stock options and other potentially dilutive securities. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released (Note 16).

j. Cash Flow Reporting - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, noninterest-bearing amounts due from banks, federal funds sold and securities purchased under agreements to resell. Federal funds and securities purchased under agreements to resell are generally sold for one-day periods.

k. Stock Based Compensation - At December 31, 2002, the company has a stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123".

                                                         Years Ended December 31,
  (In thousands except earnings per share)         2002            2001             2000
--------------------------------------------------------------------------------------------------
Net income, as reported                           $7,371          $6,193           $6,257
Deduct: Total stock-based employee
 Compensation expense determined under fair
 Value based method for all awards, net of
 Related tax effects                                 (27)            (53)             (61)
                                                --------------------------------------------------
Pro forma net income                              $7,344          $6,140           $6,196
                                                ==================================================
Earnings per share:
 Basic - as reported                               $1.36           $1.14            $1.16
                                                ==================================================
 Basic - pro forma                                 $1.36           $1.13            $1.15
                                                ==================================================
 Diluted - as reported                             $1.34           $1.11            $1.12
                                                ==================================================
 Diluted - pro forma                               $1.34           $1.10            $1.11
                                                ==================================================

l. Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". It does not apply to financial instruments, long-term customer relationships of a financial institution (i.e. core deposit intangibles), mortgage and other servicing rights, or deferred tax assets. Based on such evaluation, the Bank determined that there is no impairment loss to be recognized in 2002 or 2001.

m. Employee Stock Ownership Plan ("ESOP") - The Bank accounts for shares acquired by its ESOP in accordance with the guidelines established by the American Institute of Certified Public Accounts Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP 93-6"). Under SOP 93-6, the Bank recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the Bank's ESOP shares committed to be released differ from the cost of those shares, the differential is charged or credited to equity. The ESOP is externally leveraged and, as such, the ESOP debt is recorded as a liability and interest expense is recorded on that debt. The ESOP shares not yet committed to be released are accounted for as a reduction of shareholders' equity.

n. New Accounting Standards - During the year 2002 the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123". This Statement amends FASB No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, the Company has adopted the disclosure requirements of the Statement and continues to follow the intrinsic value method to account for stock-based employee compensation.

o. Reclassifications - Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the classifications used in 2002.

2. Investment Securities

Following is a comparison of the amortized cost and approximate fair value of investment securities for the years ended December 31, 2002 and December 31, 2001:

                                       -----------------------------------------------------------
  (In thousands)                                            Gross       Gross        Fair Value
December 31, 2002:                         Amortized     Unrealized   Unrealized     (Carrying
Securities available for sale:               Cost          Gains        Losses        Amount)
                                       -----------------------------------------------------------
U.S. Government agencies                    $63,794        $1,570          $0         $65,364
U.S. Government agency
 collateralized mortgage obligations             84             4           0              88
Obligations of state and
 political subdivisions                       2,795           178           0           2,973
Other investment securities                  36,158             5         (21)         36,142
                                         ---------------------------------------------------------
 Total securities available for sale       $102,831        $1,757        ($21)       $104,567
                                         =========================================================
December 31, 2001:
Securities available for sale:
U.S. Government agencies                    $42,341          $360        $(74)        $42,627
U.S. Government agency
 collateralized mortgage obligations            211             1          (2)            210
Obligations of state and
 political subdivisions                       3,464            72          (4)          3,532
Other investment securities                  17,164             0        (168)         16,996
                                         ---------------------------------------------------------
 Total securities available for sale        $63,180          $433       ($248)        $63,365
                                         =========================================================

Included in other debt securities at December 31, 2002 is a short-term government securities mutual fund totaling $10.0 million, a money market mutual fund totaling $23.0 million, and a Trust Preferred securities pool totaling $3.1 million. Included in other debt securities at December 31, 2001 are a short-term government securities mutual fund totaling $10.0 million, a CRA qualified investment fund totaling $4.0 million, and a Trust Preferred securities pool totaling $3.1 million. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note. The principal strategy of the CRA qualified investment fund is to invest in debt securities that will cause the shares of the fund to qualify under the Community Reinvestment Act of 1977 (“CRA”) as CRA qualified investments. Such investments may include U.S. Government agencies, taxable municipal bonds, and certificates of deposit. The CRA investment fund was sold during 2002.

There were gross realized gains on sales of available-for-sale securities totaling $509,000, $770,000, and $6,000 during the years ended December 31, 2002, 2001, and 2000, respectively. There were gross realized losses on available-for-sale securities totaling $24,000 during the year ended December 31, 2002, and none during 2001 or 2000.

The amortized cost and fair value of securities available for sale at December 31, 2002, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

                                                   December 31, 2002
                                          ---------------------------------------
                                             Amortized          Fair Value
  (In thousands)                               Cost         (Carrying Amount)
---------------------------------------------------------------------------------
Due in one year or less                       $33,180            $33,184
Due after one year through five years          43,003             43,764
Due after five years through ten years          1,120              1,166
Due after ten years                            25,444             26,366
Collateralized mortgage obligations                84                 87
                                        ------------------------------------------
                                             $102,831           $104,567
                                        ==========================================

At December 31, 2002 and 2001, available-for-sale securities with an amortized cost of approximately $65.0 million and $43.9 million (fair value of $66.7 million and $44.2 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

The Company had no held-to-maturity securities at December 31, 2002 or 2001.

3. Loans

Loans are comprised of the following:

                                            December 31,
   (In thousands)                    2002                2001
--------------------------------------------------------------------
Commercial and industrial          $117,293            $102,280
Real estate - mortgage              100,417             111,425
Real estate - construction           95,024              92,764
Agricultural                         16,877              12,987
Installment                           7,811               6,647
Lease financing                      11,632              10,184
                              --------------------------------------
 Total Loans                       $349,054            $336,287
                              ======================================

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 33.6% of total loans at December 31, 2002 and have a high degree of industry diversification. A substantial portion of the commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 28.9% of total loans at December 31, 2002, are secured by trust deeds on primarily commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

Real estate construction loans, representing 27.2% of total loans at December 31, 2002, consist of loans to residential contractors, which are secured by single family residential properties. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions.

Agricultural loans represent 4.8% of total loans at December 31, 2002 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Lease financing loans, representing 3.3% of total loans at December 31, 2002, consist of loans to small businesses, which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

There were no loans over 90 days past due and still accruing at December 31, 2002 or 2001. Nonaccrual loans totaled $15.4 million and $13.0 million at December 31, 2002 and 2001, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at December 31, 2002. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2002 in accordance with their original terms is approximately $931,000. This compares to actual payments of $3,000 received on such loans which were recorded as interest income during the year ended December 31, 2002.

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

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

                                               December 31,
   (In thousands)                         2002              2001
---------------------------------------------------------------------
Aggregate amount outstanding,
  beginning of year                     $3,161              $860
New loans or advances during year          636               868
Repayments during year                    (648)             (526)
Other (1) (2)                           (2,800)            1,959
                                    ---------------------------------
Aggregate amount outstanding,
  end of year                             $349            $3,161
                                    =================================
Loan commitments                          $395             $560
                                    =================================

(1) During 2002, one of the Company’s directors resigned from the Board of Directors. This figure represents the removal of their outstanding balances at December 31, 2002.

(2) During 2001, two new directors joined the Company’s Board of Directors, and two resigned. This figure represents the addition of $2,154,000 in loan balances outstanding at December 31, 2000 for the two new directors, and the removal of $194,000 in loan balances for the two resigning directors.

An analysis of changes in the allowance for credit losses is as follows:

                                             Years Ended December 31,
  (In thousands)                       2002           2001             2000
--------------------------------------------------------------------------------
Balance, beginning of year           $4,457          $3,773           $2,642
Provision charged to operations       1,963           1,733            1,580
Losses charged to allowance            (933)         (1,076)            (474)
Recoveries on loans previously
  charged off                            69              27               25
                                  ----------------------------------------------
Balance at end-of-period             $5,556          $4,457           $3,773
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

At December 31, 2002 and 2001, the Company's recorded investment in loans for which impairment has been recognized totaled $15.3 million and $13.1 million, respectively. Included in total impaired loans at December 31, 2002 is $8.4 million of impaired loans for which the related specific allowance is $1.3 million, as well as $6.9 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. At December 31, 2001, total impaired loans included $1.3 million for which the related specific allowance is $115,000, as well as $11.8 million of impaired loans that as a result of write-downs or the fair value of the collateral did not have a specific allowance. The average recorded investment in impaired loans was $11.3 million and $5.7 million for the years ended December 31, 2002 and 2001, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the years ended December 31, 2002, 2001, and 2000, the Company recognized $3,000, $23,000 and $270,000 on such loans, respectively.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2002 and 2001 these financial instruments include commitments to extend credit of $114.2 million and $108.1 million, respectively, and standby letters of credit of $814,000 and $6.3 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the bank has in off-balance sheet financial instruments.

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

4. Premises and Equipment

The components of premises and equipment are as follows:

                                            December 31,
   (In thousands)                      2002              2001
------------------------------------------------------------------
Land                                   $254              $254
Buildings and improvements            2,312             2,290
Furniture and equipment               5,465             5,097
                                 ---------------------------------
                                      8,031             7,641

Less accumulated depreciation
  and amortization                   (5,384)           (4,584)
                                 ---------------------------------
Total premises and equipment         $2,647            $3,057
                                 =================================

Total depreciation expense on Company premises and equipment totaled $836,000, $844,000, and $803,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and is included in occupancy expense in the accompanying consolidated statements of income.

5. Investment in Limited Partnership

During the fourth quarter of 1997, the Bank purchased a limited interest in a private limited partnership that acquires affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended. During 2001, the Bank purchased additional limited partnership interests totaling $939,000. Certain properties may also be eligible for state tax credits under various sections of the California Revenue and Taxation Code. The Bank's limited partnership investment is accounted for under the equity method. Accordingly, the Bank's share of net income or loss from this investment is recorded in other noninterest expense. The Bank's share of the net loss for the year ended December 31, 2002, 2001 and 2000 was $210,000, $247,000 and $173,000, respectively. The limited partnership investment is expected to generate tax credits over a period of approximately 15 years. Tax credits for the years ended December 31, 2002 and 2001 totaled $392,000 and $401,000, respectively.

6. Deposits

Deposits include the following:

                                                   December 31,
  (In thousands)                            2002                2001
-----------------------------------------------------------------------------
Noninterest-bearing deposits               $89,000             $72,413
Interest-bearing deposits:
  NOW and money market accounts            100,199              83,316
  Savings accounts                          21,138              19,883
  Time deposits:
    Under $100,000                          85,564              68,414
    $100,000 and over                      128,086             124,625
                                      ---------------------------------------
Total interest-bearing deposits            334,987             296,238
                                      ---------------------------------------
Total deposits                            $423,987            $368,651
                                      =======================================

At December 31, 2002, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

     (In thousands
------------------------------------------------------------------
One year or less                                 $185,095
More than one year, but
  less than or equal to two years                  22,032
More than two years, but
  less than or equal to three years                 4,842
More than three years, but
  less than or equal to four years                  1,148
More than four years, but
  less than or equal to five years                    423
More than five years                                  110
                                              -------------------
                                                 $213,650
                                              ===================

The Company may occasionally obtain brokered deposits as an additional source of funding. At December 31, 2002, the Company held brokered time deposits totaling $26.3 million with an average rate of 2.77%. Of this balance, $24.8 million is included in time deposits of $100,000 or more, and the remaining $1.5 million is included in time deposits of less than $100,000. Included in brokered time deposits are balances totaling $10.1 million maturing in three to six months, $15.6 million maturing in six to twelve months, and $595,000 maturing in more than one year.

Deposits of directors, officers and other related parties to the Bank totaled $8.1 million and $6.4 million at December 31, 2002 and 2001, respectively. The rates paid on these deposits were those customarily paid to the Bank's customers in the normal course of business.

7. Short-term Borrowings/Other Borrowings

The Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $157.5 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $ 36.7 million at December 31, 2002. At December 31, 2002, advances on the FHLB lines of credit totaled $35.4 million. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB and certain qualifying mortgage loans. As of December 31, 2002, $38.4 million in real estate-secured loans were pledged as collateral for FHLB advances. Additionally, $192.7 million in real estate-secured loans were pledged at December 31, 2002 as collateral for unused borrowing lines with the Federal Reserve Bank totaling $144.5 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

The Company had collateralized and uncollateralized lines of credit aggregating $119.6 million, as well as a repurchase agreement line of credit of $5.3 million and FHLB lines of credit totaling $35.6 million at December 31, 2001. The Company had outstanding repurchase agreements of $5.3 million, FHLB advances of $22.2 million.

The table below provides further detail of the Company's repurchase agreements and FHLB advances for the years ended December 31, 2002 and 2001:

                                                              December 31,
-----------------------------------------------------------------------------------
  (Dollars in thousands)                                 2002              2001
-----------------------------------------------------------------------------------
Outstanding:
  Average for the period - Repos                         $218            $12,048
  Average for the period - FHLB advances              $32,398            $19,255
  Maximum during the period - total borrowings        $35,400            $38,250
Interest rates:
  Average for the period - Repos                       1.96%               4.90%
  Average for the period - FHLB advances               4.24%               4.79%
  Average at period end - Repos                        0.00%               1.93%
  Average at period end - FHLB advances                4.17%               4.66%

On June 20, 2000, the Company’s ESOP entered into an agreement with a correspondent bank to establish a $1.0 million unsecured line of credit with a variable rate of prime plus 100 basis points and maturity of June 20, 2005. The loan is guaranteed by the Company. Advances on the line totaled $650,000 at December 31, 2002.

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

The Company received $14.5 million from the Trust upon issuance of the Junior Subordinated Debentures, of which $13.7 million was contributed by the Company to the Bank to increase its capital. The remainder was utilized by the Company for general corporate purposes. Under applicable regulatory guidelines, the Company expects that a portion of the Trust Preferred Securities will qualify as Tier I Capital, and the remainder as Tier II Capital. Issuance costs of $495,000 related to the Trust Preferred Securities have been deferred and will be amortized over the 30-year life of the securities. Interest expense on the Trust Preferred Securities totaled $883,000 and $533,000, and amortization expense totaled $ 17,000 and $8,000 for the years ended December 31, 2002 and 2001, respectively.

9. Taxes on Income

The tax effects of significant items comprising the Company's net deferred tax assets (liabilities) are as follows:

                                                        December 31,
   (In thousands)                                   2002            2001
-----------------------------------------------------------------------------
Deferred tax assets:
 Credit losses not currently deductible            $1,912          $1,320
 State franchise tax                                   36             277
 Deferred compensation                                395             313
 Amortization of core deposit intangible              161             131
 Depreciation                                          60             ---
 Other                                                 86              82
                                                -----------------------------
Total deferred tax assets                           2,650           2,123
Deferred tax liabilities:
 Depreciation                                         ---             (74)
 FHLB dividend                                       (125)            (88)
 Unrealized holding gain on AFS securities           (693)            (74)
 Prepaid expenses                                    (194)           (157)
                                                ------------------------------
Total deferred tax liabilities                     (1,012)           (393)
                                                ------------------------------
Net deferred tax assets                            $1,638          $1,730
                                                ==============================

Taxes on income for the years ended December 31 consist of the following:

   (In thousands)
-----------------------------------------------------------------------
2002:                       Federal         State         Total
                         ----------------------------------------------
Current                     $3,569          $107         $3,676
Deferred                      (212)         (315)          (527)
                         ----------------------------------------------
                            $3,357         $(208)        $3,149
                         ==============================================
2001:
Current                     $2,728          $796         $3,524
Deferred                      (266)          (73)          (339)
                         ----------------------------------------------
                            $2,462          $723         $3,185
                         ==============================================
2000:
Current                     $3,112        $1,036         $4,148
Deferred                      (568)         (130)          (698)
                         ----------------------------------------------
                            $2,544          $906         $3,450
                         ==============================================

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                 Years Ended December 31,
                                             2002          2001          2000
-----------------------------------------------------------------------------------
Statutory federal income tax rate            34.0%         34.0%         34.0%
State franchise tax, net of
  federal income tax benefit                  1.0           7.2           7.2
Tax exempt interest income                   (1.2)         (1.4)         (1.4)
Low Income Housing - federal credits         (3.7)         (4.3)         (3.0)
Other                                        (0.2)         (1.6)         (1.3)
                                         ------------------------------------------
                                             29.9%         33.9%         35.5%
                                         ==========================================

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

Options outstanding, exercisable, exercised and forfeited are as follows:

                                                           Weighted                     Weighted
                                               1987         Average         1995        Average
                                               Plan      Exercise Price     Plan      Exercise Price
---------------------------------------------------------------------------------------------------------------
Options outstanding January 1, 2000           145,970       $4.09          425,117        $8.33
 Granted during the year                            0                        5,000       $17.00
 Exercised during the year                   (145,970)      $4.09          (81,687)       $5.54
                                           ------------                  -------------
Options outstanding December 31, 2000               0                      348,430        $9.11
                                           ============
 Granted during the year                                                    30,000       $17.50
 Exercised during the year                                                (104,830)       $7.69
                                                                         -------------
Options outstanding December 31, 2001                                      273,600       $10.57
 Exercised during the year                                                 (58,800)       $7.08
 Canceled or expired during the year                                        (3,000)       $5.21
                                                                         -------------
Options outstanding December 31, 2002                                      211,800       $11.62
                                                                         =============

Included in total outstanding options at December 31, 2002, are 184,800 exercisable shares under the 1995 plan, at a weighted average price of $10.77. Included in total outstanding options at December 31, 2001, are 197,600 exercisable shares under the 1995 plan, at a weighted average price of $9.23.

Additional information regarding options as of December 31, 2002 is as follows:

                Options Outstanding                                 Options Exercisable
-------------------------------------------------------------------------------------------------------------
                                     Weighted Avg
   Range of             Number        Remaining       Weighted Avg        Number       Weighted Avg
Exercise Prices      Outstanding  Contract Life(yrs) Exercise Price     Exercisable   Exercise Price
-------------------------------------------------------------------------------------------------------------
$5.21 to $5.25        5,600              2.7             $5.21             5,600            $5.21
    $6.08             22,500             3.5             $6.08            22,500            $6.08
   $11.33            148,700             4.6            $11.33           148,700           $11.33
$17.00 to $17.50      35,000             8.1            $17.43             8,000           $17.38
                   ------------                                       --------------
         Total       211,800                                             184,800
                   ============                                       ==============

As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards ("SFAS") No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123”, requires the disclosure of pro forma net income and earnings per share. Under SFAS 148, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for expected life: 60 months following vesting for 2001, 24 months following vesting for 2000, 77 months following vesting for 1997, and 64 months following vesting for 1996 and 1995. Assumptions for stock volatility were 12.41% in 2001 and 2000, 15.88% in 1997, 7.08% in 1996 and 6.59% in 1995. Risk free interest rates used were 5.1% in 2001, 6.0% in 2000, 6.2% in 1997, 6.9% in 1996 and 6.4% in 1995. Expected dividends range from 1.7% to 3.8% during the expected term of the options. See Note 1 for pro forma net income calculations pursuant to SFAS No. 148.

11. Employee Benefit Plans

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan and Trust, (the “ESOP”), designed to enable eligible employees to acquire shares of common stock. ESOP eligibility is based upon length of service requirements. The Bank contributes cash to the ESOP in an amount determined at the discretion of the Board of Directors. The trustee of the ESOP uses such contribution to purchase shares of common stock currently outstanding, or to repay debt on the leveraged portion of the ESOP. The shares of stock purchased by the trustee are allocated to the accounts of the employees participating in the ESOP on the basis of total relative compensation. Employer contributions vest over a period of six years.

During June of 2000, the Company’s Employee Stock Ownership Plan (“ESOP”) established an unsecured five-year variable-rate line of credit (“the loan”) in the amount of $1.0 million for the purpose of purchasing common stock of the Company. The loan is with a correspondent bank and is guaranteed by the plan’s sponsor, United Security Bancshares.

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

No ESOP shares were purchased during 2002. During the year ended December 31, 2001, the ESOP purchased 23,185 shares of common stock on the open market under the revolving line of credit for a total cost of $399,000 (average cost of $17.20 per share). During the year ended December 31, 2000, the leveraged ESOP purchased 46,861 shares of common stock on the open market for a total cost of $817,000 (average cost of $17.43 per share), and purchased an additional 8,126 shares prior to June 2000 when the Company leveraged its ESOP Plan. Compensation expense totaled $273,000, $246,000 and $254,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Interest expense incurred on the ESOP loan totaled $45,000, $88,000 and $21,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Allocated, committed-to-be-released, and unallocated ESOP shares as of December 31, 2002, 2001 and 2000 were as follows:

                                       2002           2001         2000
---------------------------------------------------------------------------------
Allocated                            111,857         103,035      95,973
Committed-to-be-released              15,585          11,952       7,742
Unallocated                           34,767          50,352      39,119
                                   ----------------------------------------------
Total ESOP shares                    162,209         165,339     142,834
                                   ==============================================
Fair value of unreleased shares     $620,591        $855,984    $679,888
                                   ==============================================

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code. All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire. Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors. Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 5% of the employees’ eligible annual compensation. Company contributions are subject to certain vesting requirements over a period of six years. Contributions made by the Company are invested in Company stock. During 2002, 2001 and 2000, the Company contributed a total of $161,000, $139,000, and $120,000, respectively, to the Deferral Plan.

Salary Continuation Plan

The Company has established a non-qualified Salary Continuation Plan for five of the Company's key employees, which provides additional compensation benefits upon retirement for a period of 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 years. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the Plan. At December 31, 2002 and 2001, $881,000 and $711,000, respectively, had been accrued to date and is included in other liabilities. In connection with the implementation of the Salary Continuation Plans, the Company purchased single premium universal life insurance policies on the life of each of the key employees covered under the Plan. The Company is the owner and beneficiary of these insurance policies. The cash surrender value of the policies was $2.5 million and $2.4 million at December 31, 2002 and 2001, respectively. The assets of the Plan, under Internal Revenue Service regulations, are the property of the Company and are available to satisfy the Company's general creditors.

12. Commitments and Contingent Liabilities

The Company leases land and premises for its branch banking offices and administration facilities. The initial terms of these leases expire at various dates through 2015. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. The total expense on land and premises leased under operating leases was $267,000, $247,000, and $234,000 during 2002, 2001, and 2000, respectively.

Future minimum rental commitments under existing leases as of December 31, 2002 are as follows:

   (In thousands):
-----------------------------------------
   2003                       $234
   2004                        200
   2005                        204
   2006                        119
   2007                        110
Thereafter                     803
                         ----------------
                            $1,670
                         ================

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

                                      December 31, 2002                December 31, 2001
                              -------------------------------------------------------------------
                                                  Estimated                        Estimated
                                  Carrying           Fair          Carrying           Fair
   (In thousands)                  Amount           Value           Amount           Value
-------------------------------------------------------------------------------------------------
Financial Assets:
   Cash and cash equivalents       $31,485          $31,485          $29,255         $29,255
   Interest-bearing deposits        10,224           10,299             --              --
   Investment securities           104,567          104,567           63,365          63,365
   Loans, net                      348,598          349,143          335,620         334,683
Financial Liabilities:
   Deposits                        423,987          422,398          368,651         367,114
   Borrowings                       36,050           35,396           28,416          28,037
   Trust Preferred Securities       15,000           14,995           15,000          14,988
Commitments to extend credit          --               --               --              --

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and Cash Equivalents - The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their estimated fair values.

Interest-bearing Deposits - Interest bearing deposits in other banks consist of fixed-rate certificates of deposits. Accordingly, fair value has been estimated based upon interest rates currently being offered on deposits with similar characteristics and maturities.

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

Deposits – In accordance with SFAS No. 107, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at December 31, 2002 and 2001 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed by SFAS No. 107. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

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

Commitments to Extend Credit - Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. Fair values of standby letters of credit are based on fees currently charged for similar agreements. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at December 31, 2002 and 2001.

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

                                                                                    To Be Well
                                                                                 Capitalized Under
                                                                For Capital      Prompt Corrective
                                              Actual        Adequacy Purposes    Action Provisions
                                       --------------------------------------------------------------
(In thousands)                           Amount    Ratio     Amount    Ratio      Amount    Ratio
-----------------------------------------------------------------------------------------------------
As of December 31, 2002 (Company):
  Total Capital (to Risk Weighted
    Assets)                             $58,275    13.20%    $35,314    8.00%    $44,143    10.00%
  Tier 1 Capital (to Risk Weighted
    Assets)                              50,343    11.40%     17,657    4.00%     26,486     6.00%
  Tier 1 Capital ( to Average Assets)    50,343     9.54%     15,832    3.00%     26,386     5.00%

As of December 31, 2002 (Bank):
  Total Capital (to Risk Weighted
    Assets)                             $56,059    12.74%    $35,190    8.00%    $43,987    10.00%
  Tier 1 Capital (to Risk Weighted
    Assets)                              50,560    11.49%     17,595    4.00%     26,392     6.00%
  Tier 1 Capital ( to Average Assets)    50,560     9.61%     15,785    3.00%     26,308     5.00%

As of December 31, 2001 (Company):
  Total Capital (to Risk Weighted
    Assets)                             $52,662    12.89%    $32,694    8.00%    $40,868    10.00%
  Tier 1 Capital (to Risk Weighted
    Assets)                              44,205    10.82%     16,347    4.00%     24,521     6.00%
  Tier 1 Capital ( to Average Assets)    44,205    10.20%     13,030    3.00%     21,716     5.00%

As of December 31, 2001 (Bank):
  Total Capital (to Risk Weighted
    Assets)                             $50,729    12.48%    $32,523    8.00%    $40,654    10.00%
  Tier 1 Capital (to Risk Weighted
    Assets)                              46,272    11.38%     16,262    4.00%     24,392     6.00%
  Tier 1 Capital ( to Average Assets)    46,272    10.67%     13,005    3.00%     21,674     5.00%

The Board of Governors has also adopted a statement of policy, supplementing its leverage capital ratio requirements, which provides definitions of qualifying total capital (consisting of Tier 1 capital and supplementary capital, including the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets) and sets forth minimum risk-based capital ratios of capital to risk-weighted assets. Insured institutions are required to maintain a ratio of qualifying total capital to risk weighted assets of 8%, at least one-half of which must be in the form of Tier 1 capital. Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2002 and 2001, the most recent notifications from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total capital and Tier 1 capital (as defined) to risk-based assets (as defined), and a minimum leverage ratio of Tier 1 capital to average assets (as defined) as set forth in the proceeding discussion. There are no conditions or events since the notification that management believes have changed the institution’s category.

Under regulatory guidelines, the $15 million in Trust Preferred Securities issued in July of 2001 qualifies as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities qualifies as Tier 2 capital.

Dividends - Subsequent to the Reorganization on June 12, 2001, dividends paid to shareholders will be paid by the bank holding company, subject to restrictions set forth in the California General Corporation Law. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. Year-to-date as of December 31, 2002, the Company received $4.4 million in cash dividends from the Bank, from which the Company has declared or paid $2.8 million in dividends to shareholders.

Under California state banking law, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the California State Department of Financial Institutions, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. As of December 31, 2002, approximately $8.6 million was available to the Bank for cash dividend distributions without prior approval. Year-to-date, the Bank has paid dividends of $4.4 million to the Company.

Cash Restrictions - The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At December 31, 2002, the Bank’s qualifying balance with the Federal Reserve Bank was $6.6 million consisting of vault cash and balances.

15. Supplemental Cash Flow Disclosures

                                             Years Ended December 31,
    (In thousands)                      2002           2001            2000
----------------------------------------------------------------------------------
Cash paid during the period for:
  Interest                             $10,764        $13,385          $11,379
  Income Taxes                           3,237          3,943            3,927
Noncash investing activities:
  Loans transferred to
    foreclosed property                  5,113          2,980            2,781
  Dividends declared not paid              710            625              546

16. Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

                                                                 Years Ended December 31,
   (In thousands, except earnings per share data)      2002                2001               2000
---------------------------------------------------------------------------------------------------------
Net income available to common shareholders           $7,371              $6,193              $6,257
                                                 ========================================================
Weighted average shares issued                         5,444               5,499               5,389
  Less: unearned ESOP shares                             (43)                (55)                (14)
                                                 --------------------------------------------------------
Weighted average shares outstanding                    5,401               5,444               5,375
   Add: dilutive effect of stock options                  86                 120                 213
                                                 --------------------------------------------------------
Weighted average shares outstanding
     adjusted for potential dilution                   5,487               5,564               5,588
                                                 ========================================================
Basic earnings per share                               $1.36               $1.14              $1.16
                                                 ========================================================
Diluted earnings per share                             $1.34               $1.11              $1.12
                                                 ========================================================

17. Other Comprehensive Income

The following table provides a reconciliation of the amounts included in comprehensive income:

                                                             Years Ended December 31,
  (In thousands)                                     2002           2001            2000
---------------------------------------------------------------------------------------------
Other comprehensive income, net of tax:
 Unrealized gain on sale  securities - net
  income tax of $815, $157, and $491                $1,222          $235            $737
Less: Reclassification adjustment for gain
  on sale of Available-for-sale securities
  included in net income - net income
  tax of $194, $307 and $2                            (291)         (461)             (3)
                                               ----------------------------------------------
Net unrealized gain (loss) on
  available-for-sale securities                       $931         $(226)           $734
                                               ==============================================

18. Common Stock Repurchase Plan

During August 2001, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to 280,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. The duration of the program is open-ended and the timing of the purchases will depend on market conditions. During the years ended December 31, 2002 and 2001, the Company repurchased 64,676 and 115,786 shares for a total of $1.1 million and $1.9 million, respectively. The repurchased shares were subsequently retired.

19. Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares
Balance Sheets (parent only)

                                                                December 31,
       (In thousands)                                     2002                 2001
----------------------------------------------------------------------------------------------
    Assets:
      Cash and equivalents                               $1,283                $759
      Investment in bank subsidiary                      53,902              49,126
      Investment in nonbank entity                        1,500               1,500
         Other assets                                       471                 487
                                                    ------------------------------------------
        Total assets                                    $57,156             $51,872
                                                    ==========================================

    Liabilities & Shareholders' Equity
      Liabilities:
        Junior subordinated debt securities             $15,000             $15,000
        Accrued interest payable                            374                 533
        Other liabilities                                   683                 280
                                                    ------------------------------------------
        Total liabilities                                16,057              15,813

     Shareholders' Equity:
        Common  stock, no par value
          10,000,000 shares authorized, 5,406,666
           and 5,397,298 issued and outstanding,
           in 2002 and 2001                              17,553              18,239
        Retained earnings                                23,114              18,582
        Unearned ESOP shares                               (609)               (873)
        Accumulated other comprehensive income            1,041                 111
                                                    ------------------------------------------
        Total shareholders' equity                       41,099              36,059
                                                    ------------------------------------------
        Total liabilities and shareholders' equity      $57,156             $51,872
                                                    ==========================================

United Security Bancshares
Income Statement (parent only)

                                                        Years Ended December 31,
      (In thousands)                                   2002                 2001
-------------------------------------------------------------------------------------
    Income:
       Dividends from subsidiaries                    $4,385               $4,300
       Other income                                      150                    0
                                               --------------------------------------
         Total income                                  4,535                4,300
    Expense:
       Interest expense                                  899                  541
       Other expense                                     233                  122
                                               ---------------------------------------
         Total  expense                                1,132                  663
                                               ---------------------------------------
    Income before taxes and equity in
      undistributed income of subsidiary               3,403                3,637
       Income tax benefit                               (385)                (273)
       Equity in undistributed income
        of subsidiary                                  3,583                2,283
                                               ---------------------------------------
    Net Income                                        $7,371               $6,193
                                               =======================================

United Security Bancshares
Statement of Cash Flows (parent only)

                                                            Years Ended December 31,
           (In thousands)                                  2002                 2001
--------------------------------------------------------------------------------------------
    Cash Flows From Operating Activities:
      Net income                                           $7,371               $6,193
      Adjustments to reconcile net earnings to
        cash provided by operating activities:
      Equity in undistributed income of subsidiaries       (3,583)              (2,283)
      Amortization of issuance costs                           17                    8
      Net change in other liabilities                         165                  259
                                                       -------------------------------------
       Net cash provided by operating activities            3,970                4,177

    Cash Flows From Investing Activities:
       Capital contribution to subsidiary                       0              (13,700)
       Investment in nonbank entity                             0               (1,500)
                                                       -------------------------------------
       Net cash used in investing activities                    0              (15,200)

    Cash Flows From Financing Activities:
       Net proceeds from issuance of
         junior subordinated debt                               0               14,505
       Proceeds from stock options exercised                  416                  429
       Repurchase and retirement of common stock           (1,107)              (1,884)
       Payment of dividends on common stock                (2,755)              (1,268)
                                                       -------------------------------------
           Net cash provided by financing activities       (3,446)              11,782

        Net increase  in cash and cash equivalents            524                  759
        Cash and cash equivalents at beginning of period      759                    0
                                                       -------------------------------------
        Cash and cash equivalents at end of period         $1,283                 $759
                                                       =====================================

        Supplemental cash flow disclosures:
        Noncash financing activities:
           Dividends declared not paid                       $710                 $625
                                                       =====================================

20. Quarterly Financial Data (unaudited)

Selected quarterly financial data for the years ended December 31, 2002 and 2001 are presented below:

                                                         2002                                  2001
                                        -----------------------------------------------------------------------------
(In thousands except per share data)       4th      3rd       2nd       1st      4th       3rd       2nd      1st
---------------------------------------------------------------------------------------------------------------------
Interest income                            $7,219   $7,413    $7,196    $6,844   $6,696    $7,848    $7,726   $7,793
Interest expense                            2,491    2,796     2,697     2,713    3,014     3,603     3,378    3,416
                                        -----------------------------------------------------------------------------
   Net interest income                      4,728    4,617     4,499     4,131    3,682     4,245     4,348    4,377
Provision for credit losses                   774      325       244       620      465       492       401      375
Gain on sale of securities                    509      (2)      (22)         0       11       482       276        1
Other noninterest income                    1,150    1,315     1,099     1,319    1,055       967       850      635
Noninterest expense                         2,654    2,928     2,583     2,695    2,589     2,580     2,409    2,240
                                        -----------------------------------------------------------------------------
   Income before income tax expense         2,959    2,677     2,749     2,135    1,694     2,622     2,664    2,398
Income tax expense                            901      801       828       619      366       944       990      885
                                        -----------------------------------------------------------------------------
   Net income                              $2,058   $1,876    $1,921    $1,516   $1,328    $1,678    $1,674   $1,513
                                        =============================================================================
Net income per share:
   Basic                                   $0.38     $0.35    $0.36     $0.28     $0.24    $0.31     $0.31     $0.28
                                        =============================================================================
   Diluted                                 $0.38     $0.34    $0.35     $0.28     $0.24    $0.30     $0.30     $0.27
                                        =============================================================================
Dividends declared per share               $0.13     $0.13    $0.13     $0.13    $0.115   $0.115    $0.115    $0.115
                                        =============================================================================
Average shares outstanding for
  net income per share:
   Basic                                  5,401    5,397     5,382     5,387    5,444     5,451     5,442    5,430
                                        =============================================================================
   Diluted                                5,487    5,488     5,483     5,487    5,564     5,577     5,576    5,577
                                        =============================================================================

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Information on Directors and Executive Officers" set forth in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders ("Proxy Statement").

Item 11 - Executive Compensation

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Compensation of Directors and Executive Officers" set forth in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders ("Proxy Statement").

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Shareholdings of Certain Beneficial Owners and Management" set forth in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders ("Proxy Statement").

Item 13 - Certain Relationships and Related Transactions

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Certain Related Parties and Related Party Transactions" set forth in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders ("Proxy Statement").

Item 14. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's management within the 90-day period preceding the filing date of this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls: In the quarter ended December 31, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART IV

Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

See Financial Statements beginning on page 36 of this report.

(a)(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto or is not material.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

4.1	Specimen common stock certificate of United Security Bancshares (1)

10.1	Executive Salary Continuation Agreement for Dennis Woods (1)

10.2	Change in Control Agreement for Dennis Woods (1)

10.3	Executive Salary Continuation Agreement for Kenneth Donahue (1)

10.4	Change in Control Agreement for Kenneth Donahue (1)

10.5	Executive Salary Continuation Agreement for David Eytcheson (1)

10.6	Change in Control Agreement for David Eytcheson (1)

10.7	Executive Salary Continuation Agreement for Rhodlee Braa (1)

10.8	Change in Control Agreement for Rhodlee Braa (1)

10.9	Stock Option Agreement for Dennis Woods dated June 16, 1996 (1)

10.10	Stock Option Agreement for Dennis Woods dated July 21, 1997 (1)

10.11	Stock Option Agreement for Kenneth Donahue dated July 21, 1997 (1)

10.12	Stock Option Agreement for David Eytcheson dated July 21, 1997 (1)

10.13	Stock Option Agreement for Rhodlee Braa dated October 10, 1995 (1)

10.14	Stock Option Agreement for Rhodlee Braa dated July 21, 1997 (1)

10.15	USB 1995 Stock Option Plan. Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-4 (file number 333-58256) filed April 4, 2001 and incorporated herein by reference.

10.16	Amendment to USB 1995 Stock Option Plan. Filed as Exhibit 99.2 to the Company's Registration Statement on Form S-8 (file number 333-89362) filed May 28, 2002 and incorporated herein by reference.

10.17	Amended and Restated Declaration of Trust for USB Capital Trust I—dated July 16, 2001. Filed as Exhibit 10.1 to the Company’s Form 10-Q filed August 14, 2001.

10.18	Indenture Agreement between United Security Bancshares and Bank of New York for Junior Subordinated Securities—dated July 16, 2001. Filed as Exhibit 10.2 to the Company’s Form 10-Q filed August 14, 2001.

11.1	Computation of earnings per share.

See Note 16 to Financial Statements on page 58 of this report

23.1	Consent of Moss Adams LLP

99.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 902 of the Sarbannes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 902 of the Sarbannes-Oxley Act of 2002.

(b)        Reports on Form 8-K

              None were filed during the fourth quarter of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 25th day of March, 2003.

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
Senior Vice President and
Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	3/25/2003	/s/ Robert G. Bitter Robert G. Bitter Director

Date:	3/25/2003	/s/ Stanley J. Cavalla Stanley J. Cavalla Director

Date:	3/25/2003	/s/ Tom Ellithorpe Tom Ellithorpe Director

Date:	3/25/2003	/s/ Ronnie D. Miller Ronnie D. Miller Director

Date:	3/25/2003	/s/ Walter Reinhard Walter Reinhard Director

Date:	3/25/2003	/s/ John Terzian John Terzian Director

Date:	3/25/2003	/s/ Bobbi Thomason Bobbi Thomason Director

CERTIFICATION

I, Dennis R. Woods, certify that:

1.	I have reviewed this annual report on Form 10-K of United Security Bancshares;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

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

6.	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/S/ Dennis R. Woods
Dennis R. Woods
Chairman of the Board and
President

CERTIFICATION

I, Kenneth L. Donahue, certify that:

1.	I have reviewed this annual report on Form 10-K of United Security Bancshares;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

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

6.	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer