Form 10-Q
period 2003-03-31
UNITED SECURITY BANCSHARES
filed 2003-05-20
CIK 1137547

 Click here for Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________.

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1525 East Shaw Ave., Fresno, California	93710
(Address of principal executive offices)	(Zip Code)

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of March 31, 2003: 5,456,461

UNITED SECURITY BANCSHARES AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10Q FOR THE PERIOD ENDED
MARCH 31, 2003

TABLE OF CONTENTS

United Security Bancshares and Subsidiaries
Consolidated Statements of Condition - Balance Sheets
March 31, 2003 (unaudited) and December 31, 2002

   (In thousands except shares)                                        2003                 2002
---------------------------------------------------------------------------------------------------------
Assets
  Cash and due from banks                                             $16,537              $16,750
  Federal funds sold and securities purchased
    under agreements to resell                                         18,140               14,735
                                                                 ----------------------------------------
     Cash and cash equivalents                                         34,677               31,485

  Interest-bearing deposits in other banks                             10,273               10,224

  Securities available for sale (Note 2)                               98,160             104,567

  Loans and leases (Note 3)                                           352,157              349,054
    Unearned fees                                                        (687)                (456)
    Allowance for credit losses                                        (4,968)              (5,556)
                                                                 ----------------------------------------
     Net loans                                                        346,502              343,042

  Accrued interest receivable                                           2,851                2,437
  Premises and equipment - net                                          2,545                2,647
  Other real estate owned                                               4,398                9,685
  Intangible assets                                                     2,211                2,300
  Cash surrender value of life insurance                                2,545                2,518
  Investment in limited partnership                                     2,530                2,584
  Deferred income taxes                                                 1,785                1,638
  Other assets                                                          7,234                6,964
                                                                 ----------------------------------------
Total Assets                                                         $515,711             $520,091
                                                                 ========================================

Liabilities & Shareholders' Equity
Liabilities:
  Deposits (Note 4)
    Noninterest-bearing                                               $93,542              $89,000
    Interest-bearing                                                  351,433              334,987
                                                                 ----------------------------------------
      Total deposits                                                  444,975              423,987

  Federal funds purchased and securities sold
    under agreements to repurchase (Note 5)                             9,000              35,400
  Other borrowings (Note 5)                                               550                  650
  Accrued interest payable                                                823               1,203
  Accounts payable and other liabilities                                3,559                2,752
                                                                 ----------------------------------------
      Total liabilities                                               458,907              463,992

Company obligated mandatorily redeemable cumulative trust
  preferred securities of subsidiary trust holding solely junior
  subordinated debentures (Trust Preferred securities) (Note 6)        15,000               15,000

Commitments and Contingent Liabilities (Note 3)

Shareholders' Equity (Note 10):
  Common  stock, no par value
    10,000,000 shares authorized, 5,423,901 and 5,406,666
     issued and outstanding, in 2003 and 2002, respectively            17,435               17,553
  Retained earnings                                                    24,057               23,114
  Unearned ESOP shares                                                   (509)                (609)
  Accumulated other comprehensive income                                  821               1,041
                                                                 ----------------------------------------
       Total shareholders' equity                                      41,804               41,099
                                                                 ----------------------------------------
Total liabilities and shareholders' equity                           $515,711             $520,091
                                                                 ========================================
      See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
Three Months Ended March 31, 2003 and 2002 (unaudited)

   (In thousands except shares and EPS)                              2003             2002
----------------------------------------------------------------------------------------------------
Interest Income:
  Loans, including fees                                             $5,795            $6,013
  Investment securities - AFS - taxable                                811               741
  Investment securities - AFS - nontaxable                              34                36
  Federal funds sold and securities purchased
    under agreements to resell                                          45                54
  Interest on deposits in other banks                                   71                 0
                                                                 -----------------------------------
      Total interest income                                          6,756             6,844
Interest Expense:
  Interest on deposits                                               1,629             2,194
  Interest on other borrowings                                         549               519
                                                                 -----------------------------------
      Total interest expense                                         2,178             2,713
                                                                 -----------------------------------
Net Interest Income Before
   provision for Credit Losses                                       4,578             4,131
Provision for Credit Losses (Note 3)                                   245               620
                                                                 -----------------------------------
Net Interest Income                                                  4,333             3,511
Noninterest Income:
   Customer service fees                                               916               953
   Gain on sale of loans                                                21                 0
   Gain on sale of other real estate owned                              37                 4
   Other                                                               134               362
                                                                 -----------------------------------
      Total noninterest income                                       1,108             1,319
Noninterest Expense:
   Salaries and employee benefit                                     1,361             1,249
   Occupancy expense                                                   398               465
   Data processing                                                     135               138
   Professional fees                                                   209               197
   Director fees                                                        46                51
   Amortization of intangibles                                          90                90
   Correspondent bank service charges                                   71                69
   Other                                                               537               436
                                                                 -----------------------------------
      Total noninterest expense                                      2,847             2,695
                                                                 -----------------------------------
Income Before Taxes on Income                                        2,594             2,135
Taxes on Income (Note 11)                                              860               619
                                                                 -----------------------------------
Net Income                                                          $1,734            $1,516
                                                                 ===================================
Other comprehensive income, net of tax:
 Unrealized (loss) gain on available for sale securities -
   net income tax (benefit)of $(147) and $(90)                        (221)             (135)
                                                                 -----------------------------------
Comprehensive Income                                                $1,513            $1,381
                                                                 ===================================
Net Income per common share (Note 9)
  Basic                                                              $0.32             $0.28
                                                                 ===================================
  Diluted                                                            $0.32             $0.28
                                                                 ===================================
Shares on which net income per common share
  were based (Note 9)
  Basic                                                            5,424,167         5,387,206
                                                                 ===================================
  Diluted                                                          5,483,933         5,487,304
                                                                 ===================================
     See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Periods Ended March 31, 2003

                                               Common stock   Common stock                                Accumulated
                                                                                                             Other
                                             ------------------------------
                                                 Number                    Retained       Unearned    Comprehensive
   (In thousands except shares)                of Shares      Amount       Earnings     ESOP Shares   Income (Loss)    Total
---------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2002                        5,397,298     $18,239        $18,582        $(873)         $111        $36,059
 Director/Employee stock options exercised         5,500          33                                                       33
 Tax benefit of stock options exercised                            2                                                        2
 Net changes in unrealized gain
   (loss) on available for sale securities
    (net of income tax benefit of $90 )                                                                   (135)          (135)
 Dividends on common stock ($0.13 per share)                                   (707)                                     (707)
 Repurchase and cancellation of common shares    (22,776)       (381)                                                    (381)
 Release of unearned ESOP shares                   2,915          (2)                         50                           48
 Net Income                                                                   1,516                                     1,516
                                             -----------------------------------------------------------------------------------
Balance March 31, 2002 (unaudited)             5,382,937      17,891         19,391         (823)          (24)        36,435

 Director/Employee stock options exercised        53,300         383                                                      383
 Tax benefit of stock options exercised                            5                                                        5
 Net changes in unrealized gain
  (loss) on available for sale securities
   (net of income tax  benefit of $710 )                                                                 1,065         (1,065)
 Dividends on common stock ($0.39 per share)                                 (2,132)                                   (2,132)
 Repurchase and cancellation of common shares    (41,900)       (726)                                                    (726)
 Release of unearned ESOP shares                  12,329                                     214                          214
 Net Income                                                                   5,855                                     5,855
                                             -----------------------------------------------------------------------------------
Balance December 31, 2002                      5,406,666      17,553         23,114         (609)        1,041         41,099

 Director/Employee stock options exercised        28,100         166                                                      166
 Net changes in unrealized gain
  (loss) on available for sale securities
   (net of income tax benefit of $147)                                                                    (220)          (220)
 Dividends on common stock ($0.145 per share)                                  (791)                                     (791)
 Repurchase and cancellation of common shares    (16,613)       (284)                                                    (284)
 Release of unearned ESOP shares                   5,748                                     100                          100
 Net Income                                                                   1,734                                     1,734
                                             -----------------------------------------------------------------------------------
Balance March 31, 2003 (unaudited)             5,423,901     $17,435        $24,057        $(509)         $821        $41,804
                                             ===================================================================================

  See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2003 and 2002 (unaudited)

   (In thousands)                                                      2003               2002
----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
 Net income                                                          $1,734              $1,516
  Adjustments to reconcile net earnings to cash
    provided by operating activities:
     Provision for credit losses                                        245                 620
     Depreciation and amortization                                      256                 310
     Amortization of investment securities                               78                 135
     Increase in accrued interest receivable                           (414)               (306)
     Decrease in accrued interest payable                              (380)               (341)
     Increase (decrease) in unearned fees                               231                 (92)
     Increase in income taxes payable                                   848                 617
     Decrease in accounts payable and accrued liabilities              (516)               (360)
     Write-down of other investments                                      0                  40
     Write-down of other real estate owned                               46                   0
     Gain on sale of other real estate owned                            (37)                 (4)
     Gain on sale of loans                                              (21)                  0
     Increase in surrender value of life insurance                      (27)                (27)
     Loss in limited partnership interest                                54                  57
     Net increase in other assets                                       (14)               (996)
                                                             --------------------------------------------
  Net cash provided by operating activities                           2,083               1,169
Cash Flows From Investing Activities:
  Net increase in interest-bearing deposits with banks                  (49)                  0
  Purchases of  available-for-sale securities                       (15,646)            (17,364)
  Net purchase of FHLB/FRB and other bank stock                           0                (114)
  Maturities and calls of available-for-sale securities              16,606               5,632
  Proceeds from sales of available-for-sale securities                5,000                   0
  Net increase in loans                                              (4,425)             (8,926)
  Cash proceeds from sales of loans                                   5,529                   0
  Cash proceeds from sales of leased assets                             212                   0
  Proceeds from sales of other real estate owned                        302                 257
  Capital expenditures for premises and equipment                       (80)                (76)
                                                             --------------------------------------------
  Net cash provided by (used in) investing activities                 7,449             (20,591)
Cash Flows From Financing Activities:
  Net increase (decrease) in demand deposit
      and savings accounts                                            7,730              (2,325)
  Net increase in certificates of deposit                            13,258              15,649
  Net (decrease) increase in repurchase agreements                  (26,400)              7,900
  Director/Employee stock options exercised                             166                  33
  Repurchase and retirement of common stock                            (284)               (381)
  Repayment of ESOP borrowings                                          (99)                (49)
  Payment of dividends on common stock                                 (711)               (626)
                                                             --------------------------------------------
  Net cash (used in) provided by financing activities                (6,340)             20,201
                                                             --------------------------------------------
Net increase in cash and cash equivalents                             3,192                 779
Cash and cash equivalents at beginning of period                     31,485              29,255
                                                             --------------------------------------------
Cash and cash equivalents at end of period                          $34,677             $30,034
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

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2002. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

2. Securities Available for Sale

Following is a comparison of the amortized cost and approximate fair value of securities available for sale for the periods ended March 31, 2003 and December 31, 2002:

                                      --------------------------------------------------------------------
                                                            Gross            Gross          Fair Value
   (In thousands)                        Amortized        Unrealized       Unrealized       (Carrying
March 31, 2003:                             Cost            Gains            Losses          Amount)
                                      --------------------------------------------------------------------
U.S. Government agencies                   $62,772          $1,227            $(8)           $63,991
U.S. Government agency
 collateralized mortgage obligations            69               3              0                 72
Obligations of state and
  political subdivisions                     2,795             175              0              2,970
Other debt securities                       31,157               0            (30)            31,127
                                      --------------------------------------------------------------------
                                           $96,793          $1,405           $(38)           $98,160
                                      ====================================================================
December 31, 2002:
U.S. Government agencies                   $63,794          $1,570             $0            $65,364
U.S. Government agency
 collateralized mortgage obligations            84               4              0                 88
Obligations of state and
  political subdivisions                     2,795             178              0              2,973
Other debt securities                       36,158               5            (21)            36,142
                                      --------------------------------------------------------------------
                                          $102,831          $1,757           $(21)          $104,567
                                      ====================================================================

Included in other debt securities at March 31, 2003 and December 31, 2002, is a short-term government securities mutual fund totaling $10.0 million, and a Trust Preferred securities pool totaling $3.1 million. Also included is a money market mutual fund totaling $18.0 million at March 31, 2003, and $23.0 million at December 31, 2002. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were no realized gains or losses on available-for-sale securities during the three months ended March 31, 2003 or March 31, 2002.

The amortized cost and fair value of securities available for sale at March 31, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            March 31, 2003
                                              ------------------------------------------
                                                    Amortized            Fair Value
  (In thousands)                                       Cost          (Carrying Amount)
----------------------------------------------------------------------------------------
Due in one year or less                              $28,180               $28,181
Due after one year through five years                 45,113                45,697
Due after five years through ten years                   915                   953
Due after ten years                                   22,516                23,257
Collateralized mortgage obligations                       69                    72
                                              ------------------------------------------
                                                     $96,793               $98,160
                                              ==========================================

Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

At March 31, 2003 and December 31, 2002, available-for-sale securities with an amortized cost of approximately $64.0 million and $65.0 million (fair value of $65.3 million and $66.7 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

3. Loans and Leases

Loans include the following:

                                             March 31,         December 31,
   (In thousands)                               2003                2002
--------------------------------------------------------------------------------
Commercial and industrial                     $126,942            $117,293
Real estate - mortgage                          97,025             100,417
Real estate - construction                      95,010              95,024
Agricultural                                    14,096              16,877
Installment/other                                7,094               7,811
Lease financing                                 11,990              11,632
                                         ---------------------------------------
Total Loans                                   $352,157            $349,054
                                         =======================================

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 36.0% of total loans at March 31, 2003 and have a high degree of industry diversification. A substantial portion of the commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 27.6% of total loans at March 31, 2003, are secured by trust deeds on primarily commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

Real estate construction loans, representing 27.0% of total loans at March 31, 2003, consist of loans to residential contractors, which are secured by single family residential properties. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions.

Agricultural loans represent 4.0% of total loans at March 31, 2003 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Lease financing loans, representing 3.4% of total loans at March 31, 2003, consist of loans to small businesses, which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

Loans over 90 days past due and still accruing totaled $5.6 million at March 31, 2003. There were no loans over 90 days past due and still accruing at December 31, 2002. Nonaccrual loans totaled $15.3 million and $15.4 million at March 31, 2003 and December 31, 2002, respectively.

An analysis of changes in the allowance for credit losses is as follows:

                                                   March 31,      December 31,      March 31,
   (In thousands)                                    2003             2002            2002
-------------------------------------------------------------------------------------------------
Balance, beginning of year                          $5,556           $4,457          $4,457
Provision charged to operations                        245            1,963             620
Losses charged to allowance                           (839)            (933)            (67)
Recoveries on loans previously charged off               6               69              14
                                                -------------------------------------------------
Balance at end-of-period                            $4,968           $5,556          $5,024
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

At March 31, 2003 and 2002, the Company's recorded investment in loans for which impairment has been recognized totaled $15.3 million and $7.3 million. Included in this amount is $7.9 million and $1.2 million of impaired loans for which the related specific allowance is $566,000 and $98,000, as well as $7.4 million and $6.1 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $16.5 million and $10.8 million for the three-month periods ended March 31, 2003 and 2002, respectively. At December 31, 2002, the Company's recorded investment in loans for which impairment has been recognized totaled $15.3 million. Included in this amount is $8.4 million of impaired loans for which the related specific allowance is $1.3 million, as well as $6.9 million of impaired loans that as a result of write-downs or the fair value of the collateral did not have a specific allowance. The average recorded investment in impaired loans was $11.3 million for the year ended December 31, 2002. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the three months ended March 31, 2003 and year ended December 31, 2002, the Company recognized $1,000 and $3,000 on such loans, respectively. For the three months ended March 31, 2002, the Company recognized no income on such loans.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At March 31, 2003 and December 31, 2002 these financial instruments include commitments to extend credit of $112.9 million and $114.2 million, respectively, and standby letters of credit of $705,000 and $814,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the bank has in off-balance sheet financial instruments.

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

4. Deposits

Deposits include the following:

                                                  March 31,         December 31,
   (In thousands)                                   2003                2002
-------------------------------------------------------------------------------------
Noninterest bearing deposits                       $93,542             $89,000
Interest bearing deposits:
  NOW and money market accounts                    101,932             100,199
  Savings accounts                                  22,593              21,138
  Time deposits:
    Under $100,000                                  90,132              85,564
    $100,000 and over                              136,776             128,086
                                             ----------------------------------------
Total interest bearing deposits                    351,433             334,987
                                             ----------------------------------------
Total deposits                                    $444,975            $423,987
                                             ========================================

At March 31, 2003, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

   (In thousands)
--------------------------------------------------------------------------------
One year or less                                                 $174,498
More than one year, but less than or equal to two years            43,285
More than two years, but less than or equal to three years          6,982
More than three years, but less than or equal to four years         1,618
More than four years, but less than or equal to five years            414
More than five years                                                  111
                                                             -------------------
                                                                 $226,908
                                                             ===================

5. Short-term Borrowings/Other Borrowings

At March 31, 2003, the Company had collateralized and uncollateralized lines of credit aggregating $148.1 million, as well as FHLB lines of credit totaling $ 33.1 million. Advances on the FHLB lines of credit totaled $9.0 million at March 31, 2003. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB, securities, and certain qualifying mortgage loans. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

The Company had collateralized and uncollateralized lines of credit with aggregating $157.5 million, as well as FHLB lines of credit totaling $ 36.7 million at December 31, 2002. Advances on the FHLB lines of credit totaled $35.4 million at December 31, 2002.

The table below provides further detail of the Company's repurchase agreements and FHLB advances for the periods ended March 31, 2003 and December 31, 2002:

                                                         March 31,         December 31,
  (In thousands)                                           2003                2002
-------------------------------------------------------------------------------------------
Outstanding:
  Average for the period - Repos                              $0               $218
  Average for the period - FHLB advances                 $33,347            $32,398
  Maximum during the period - total borrowings           $35,400            $35,400
Interest rates:
  Average for the period - Repos                           ----               1.96%
  Average for the period - FHLB advances                   4.22%              4.24%
  Average at period end - Repos                            ----               0.00%
  Average at period end - FHLB advances                    4.81%              4.17%

On June 20, 2000, the Company’s ESOP entered into an agreement with a correspondent bank to establish a $1.0 million unsecured revolving line of credit with a variable rate of prime plus 100 basis points and maturity of June 20, 2005. The loan is guaranteed by the Company. Advances on the line totaled $550,000 at March 31, 2003.

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

Issuance costs of $495,000 related to the Trust Preferred Securities were deferred at the time of issuance and will be amortized over the 30-year life of the securities. Interest expense on the Trust Preferred Securities totaled $196,000 and amortization expense totaled $4,000 for the three months ended March 31, 2003.

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

The following table sets forth the Company's and the Bank's actual capital positions at the periods presented:

                                                     March 31,       December 31,       March 31,
                                                       2003              2002              2002
------------------------------------------------------------------------------------------------
Company:
  Total Capital (to Risk Weighted Assets)              12.90%           13.20%           13.17%
  Tier I Capital (to Risk Weighted Assets)             11.35%           11.40%           11.03%
  Tier I Capital (to Average Assets)                   10.01%            9.54%           10.06%

Bank:
  Total Capital (to Risk Weighted Assets)              12.58%           12.74%           12.57%
  Tier I Capital (to Risk Weighted Assets)             11.49%           11.49%           11.34%
  Tier I Capital (to Average Assets)                   10.10%            9.61%           10.29%

As of March 31, 2003 and December 31, 2002, the most recent notifications from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total capital and Tier 1 capital (as defined) to risk-based assets (as defined), and a minimum leverage ratio of Tier 1 capital to average assets (as defined) as set forth in the proceeding discussion. There are no conditions or events since the notification that management believes have changed the institution’s category.

Under regulatory guidelines, the $15 million in Trust Preferred Securities issued in July of 2001 will qualify as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities will qualify as Tier 2 capital.

Dividends - Subsequent to the Reorganization on June 12, 2001, dividends paid to shareholders have been paid by the bank holding company, subject to restrictions set forth in the California General Corporation Law. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. Year-to-date as of March 31, 2003, the Company has received $1,300,000 in cash dividends from the Bank, from which the Company has accrued or paid $1.5 million in dividends to shareholders.

Under California state banking law, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the California State Department of Financial Institutions, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. Year-to-date, the Bank has paid dividends of $1,300,000 to the Company, which was well within dividend distributions allowed without prior approval.

8. Supplemental Cash Flow Disclosures

                                                    Three Months Ended March 31,
   (In thousands)                                     2003                2002
-------------------------------------------------------------------------------------
Cash paid during the period for:
  Interest                                           $2,558              $3,055
  Income Taxes                                           15                   0
Noncash investing activities:
  Loans transferred to foreclosed property                0               5,030
  Dividends declared not paid                           791                 705

9. Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

                                                              Three Months Ended March 31,
   (In thousands except earnings per share data)                 2003               2002
-----------------------------------------------------------------------------------------------
Net income available to common shareholders                     $1,734             $1,516

Weighted average shares issued                                   5,453              5,436
   Less: unearned ESOP shares                                      (29)               (49)
                                                            -----------------------------------
Weighted average shares outstanding                              5,424              5,387
   Add: dilutive effect of stock options                            60                100
                                                            -----------------------------------
Weighted average shares outstanding
     adjusted for potential dilution                             5,484              5,487
                                                            ===================================
Basic earnings per share                                         $0.32              $0.28
                                                            ===================================
Diluted earnings per share                                       $0.32              $0.28
                                                            ===================================

10. Common Stock Repurchase Plan

During August 2001, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to 280,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. The duration of the program is open-ended and the timing of the purchases will depend on market conditions. During the three months ended March 31, 2003, the Company repurchased 16,613 shares for a total of $284,000. During the years ended December 31, 2002 and 2001, the Company repurchased 64,676 and 115,786 shares for a total of $1.9 million and $1.1 million, respectively. The repurchased shares were subsequently retired.

11. Income Taxes

The effective tax rate for the three months ended March 31, 2003 was 33.1% as compared to 29.0% for the three months ended March 31, 2002 and 29.9% for the year ended December 31, 2002. The fluctuation in the Company’s effective tax rate during the periods presented, was primarily the result of the formation of USB Investment Trust, Inc., as a subsidiary of the Bank during January of 2002. The subsidiary was formed as a special purpose real estate investment trust (“REIT”) under Maryland law.

12. Stock Based Compensation

At March 31, 2003, the company has a stock-based employee compensation plan, which is described more fully in Note 10 of the Company’s Annual Report on Form 10K for the year ended December 31, 2002. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123”.

                                                        Period Ended March 31,
------------------------------------------------------------------------------------
  (In thousands except earnings per share)               2003            2002
------------------------------------------------------------------------------------
Net income, as reported                                  $1,734          $1,516
Deduct: Total stock-based employee
  compensation expense determined under fair
   value based method for all awards, net of
    related tax effects                                      (3)            (10)
                                                   ---------------------------------
Pro forma net income                                     $1,731          $1,506
                                                   =================================
Earnings per share:
   Basic - as reported                                   $0.32            $0.28
                                                   =================================
   Basic - pro forma                                     $0.32            $0.28
                                                   =================================
   Diluted - as reported                                 $0.32            $0.28
                                                   =================================
   Diluted - pro forma                                   $0.32            $0.27
                                                   =================================

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

Results of Operations

For the three months ended March 31, 2003, the Company reported net income of $1.7 million or $0.32 per share ($0.32 diluted) as compared to $1.5 million or $0.28 per share ($0.28 diluted) for the three months ended March 31, 2002. The Company’s return on average assets was 1.36% for both the three-month-period ended March 31, 2003 and the three-month-period ended March 31, 2002. The Bank’s return on average equity was 16.73% for the three months ended March 31, 2003 as compared to 16.76% for the same three-month period of 2002.

Net Interest Income

Net interest income, the most significant component of earnings, is the difference between the interest and fees received on earning assets and the interest paid on interest-bearing liabilities. Earning assets consist primarily of loans, and to a lesser extent, investments in securities issued by federal, state and local authorities, and corporations. These earning assets are funded by a combination of interest-bearing and noninterest-bearing liabilities, primarily customer deposits and short-term and long-term borrowings. Net interest income before provision for credit losses totaled $4.6 million for the three months ended March 31, 2003, representing an increase of $447,000 or 10.8% when compared to the $4.1 million reported for the same three months of the previous year. The increase in net interest income between 2002 and 2003 is primarily the result of significant growth in earning assets, which was enhanced by a significant decline in the Company’s cost of interest-bearing liabilities.

The Bank's net interest margin, as shown in Table 1, decreased to 3.89% at March 31, 2003 from 4.07% at March 31, 2002, a decrease of 18 basis points (100 basis points = 1%) between the two periods. Market rates of interest decreased between the three-month periods ended March 31, 2002 and 2003. The prime rate averaged 4.25% for the three months ended March 31, 2003 as compared to 4.75% for the comparative three months of 2002. The effect of market rate declines between those two periods was mitigated to a large degree as the result of significantly lower repricing of interest-bearing liabilities.

Table 1. - Distribution of Average Assets, Liabilities and Shareholders' Equity:
Interest rates and Interest Differentials
Periods Ended March 31, 2003 and 2002

                                              -------------------------------------------------------------------------------
                                                             2003                                   2002
                                              -------------------------------------------------------------------------------
     (dollars in thousands)                     Average                   Yield/     Average                    Yield/
                                                Balance     Interest       Rate      Balance     Interest       Rate
----------------------------------------------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
  Loans (1)                                    $352,988      $5,795       6.66%     $336,801      $6,013        7.24%
  Investment Securities - taxable                96,733         811       3.40%       59,333         741        5.06%
  Investment Securities - nontaxable (2)          2,795          34       4.93%        3,035          36        4.81%
  Interest on deposits in other banks            10,242          71       2.81%            0           0        0.00%
  Federal funds sold  and reverse repos          14,999          45       1.22%       12,644          54        1.73%
                                              -------------------------------------------------------------------------------
    Total interest-earning assets               477,757      $6,756       5.74%      411,813      $6,844        6.74%
                                                           =======================               ============================
Allowance for possible loan losses               (5,674)                              (4,819)
Noninterest-bearing assets:
  Cash and due from banks                        17,265                               16,424
  Premises and equipment, net                     2,589                                3,014
  Accrued interest receivable                     2,468                                3,357
  Other real estate owned                         7,349                                7,156
  Other assets                                   17,036                               15,382
                                             -------------                         -------------
    Total average assets                       $518,790                             $452,327
                                             =============                         =============
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
  NOW accounts                                  $29,591         $40       0.55%      $25,855         $53        0.83%
  Money market accounts                          69,426         274       1.60%       59,707         312        2.12%
  Savings accounts                               21,723          32       0.60%       19,273          42        0.88%
  Time deposits                                 217,961       1,283       2.39%      193,187       1,787        3.75%
  Other borrowings                               34,290         349       4.13%       25,308         281        4.50%
  Trust Preferred securities                     15,000         200       5.41%       15,000         238        6.43%
                                             -------------------------------------------------------------------------------
    Total interest-bearing liabilities          387,991      $2,178       2.28%      338,330      $2,713        3.25%
                                                           =======================               ===========================
Noninterest-bearing liabilities:
  Noninterest-bearing checking                   85,842                               75,062
  Accrued interest payable                          821                                1,020
  Other liabilities                               2,090                                1,226
                                             -------------                        -------------
    Total Liabilities                           476,744                              415,638

Total shareholders' equity                       42,046                               36,689
                                             -------------                        -------------
  Total average liabilites and
     shareholders' equity                      $518,790                               $452,327
                                             =============                        =============
Interest income as a percentage
     of average earning assets                                            5.74%                                  6.74%
Interest expense as a percentage
     of average earning assets                                            1.85%                                  2.67%
                                                                      -------------                          -------------
Net interest margin                                                       3.89%                                  4.07%
                                                                      =============                          =============
(1)	Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $383,000 and $324,000 for the three months ended March 31, 2003 and 2002, respectively.
(2)	Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis because they are not material to the Company’s results of operations.

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

Table 2. Rate and Volume Analysis

                                                  Increase (decrease) in the three months ended
                                                    March 31, 2003 compared to March 31, 2002
                                                  -----------------------------------------------
   (In thousands)                                      Total           Rate          Volume
-------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
  Loans                                               $(218)         $(498)           $280
  Investment securities                                  68           (299)            367
  Interest-bearing deposits in other banks               71              0              71
  Federal funds sold and securities purchased
     under agreements to resell                          (9)           (18)              9
                                                  -----------------------------------------------
     Total interest income                              (88)          (815)            727

Increase (decrease) in interest expense:
  Interest-bearing demand accounts                      (51)          (103)             52
  Savings accounts                                      (10)           (15)              5
  Time deposits                                        (504)           (711)           207
  Other borrowings                                       68             (25)            93
  Trust Preferred securities                            (38)            (38              0
                                                  -----------------------------------------------
     Total interest expense                            (535)           (892)           357
                                                  -----------------------------------------------
Increase in net interest income                        $447             $77           $370
                                                  ===============================================

For the three months ended March 31, 2003, total interest income decreased approximately $88,000 or 1.3% as compared to the three months ended March 31, 2002. The change is attributable primarily to a substantial increase in earning assets, which was only partially offset by the decrease in market rates of interest. Earning asset growth was mostly in investment securities and federal funds sold and, to a smaller degree, in loans.

For the three months ended March 31, 2003, total interest expense decreased approximately $535,000 or 19.7% as compared to the three-month period ended March 31, 2002. While average interest-bearing liabilities increased by $49.7 million between the three-month periods ended March 31, 2003 and 2002, the average rate paid on those liabilities declined by 97 basis points, which more than outweighed in the increase in volume.

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management's continuous credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the three months ending March 31, 2003 the provision to the allowance for credit losses amounted to $245,000 as compared to $620,000 for the three months ended March 31, 2002. The amount provided to the allowance for credit losses during the first three months brought the allowance to 1.41% of net outstanding loan balances at March 31, 2003, as compared to 1.59% of net outstanding loan balances at December 31, 2002, and 1.48% at March 31, 2002.

Noninterest Income

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers. Noninterest income for the three months ended March 31, 2003 decreased $211,000 when compared to the same period last year. Decreases in customer service fees accounted for $37,000 of the change in noninterest income between the two three-month periods presented, and are attributable to modest declines in checking service charges and overdraft fee income. Other noninterest income decreased $228,000 between the two periods, and is primarily attributable to a decline of $249,000 in shared appreciation income on commercial real estate.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002:

Table 3. Changes in Noninterest Expense

   (In thousands)                              Amount            Percent
----------------------------------------------------------------------------
Salaries and employee benefits                  $112              8.93%
Occupancy expense                                (67)           -14.44%
Data processing                                   (3)            -1.95%
Professional fees                                 12              6.00%
Directors fees                                    (5)           -10.14%
Amortization of intangibles                        0              0.00%
Correspondent bank service charges                 2              2.74%
Other                                            101             23.51%
                                              ------------------------------
  Total change in noninterest expense           $152              5.66%
                                              ==============================

Noninterest expense, excluding provision for credit losses and income tax expense, totaled $2.8 million for the three months ended March 31, 2003 as compared to $2.7 million for the same three-month period of 2002, representing an increase of $152,000 or 5.7% between the two periods. Increases in salaries and employee benefits were the result of additional staff to support the Company’s strategic long-term growth objectives, as well as normal wage and benefit increases combined with increased medical insurance costs incurred during the year. Increases of $101,000 in other noninterest expense between the two periods, include increased costs related to real estate owned through forclosure.

Financial Condition

Total assets decreased to $516.0 million at March 31, 2003, from the balance of $520.1 million at December 31, 2002, but increased from the balance of $472.5 million at March 31, 2002. Total deposits of $445.0 million at March 31, 2003 increased $21.0 million or 5.0% from the balance reported at December 31, 2002, and increased $63.0 million or 16.5% from the balance of $382.0 million reported at March 31, 2002. Between December 31, 2002 and March 31, 2003, loan growth totaled $3.1 million, while securities and other short-term investments decreased $3.0 million.

Earning assets averaged approximately $477.8 million during the three months ended March 31, 2003, as compared to $411.8 million for the same three-month period of 2002. Average interest-bearing liabilities increased to $388.0 million for the three months ended March 31, 2003, as compared to $338.3 million for the comparative three-month period of 2002.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $352.2 million at March 31, 2003, an increase of $3.1 million or 0.9% when compared to the balance of $349.1 million at December 31, 2002, and an increase of $12.0 million or 3.5% when compared to the balance of $340.2 million reported at March 31, 2002. Loans on average rose 4.8% between the three-month periods ended March 31, 2002 and March 31, 2003, with loans averaging $353.0 million for the three months ended March 31, 2003, as compared to $336.8 million for the same three-month period of 2002.

During the first three months of 2003, increases were experienced in commercial and industrial loans, as well as, lease financing.

The following table sets forth the amounts of loans outstanding by category at March 31, 2003 and December 31, 2002, the category percentages as of those dates, and the net change between the two periods presented.

Table 4. Loans

                                      March 31, 2003           December 31, 2002
                                 -------------------------------------------------------------------------------
                                     Dollar        % of        Dollar         % of         Net           %
   (In thousands)                    Amount        Loans       Amount        Loans        Change       Change
----------------------------------------------------------------------------------------------------------------
Commercial and industrial           $126,942       36.0%      $117,293        33.6%       $9,649        8.23%
Real estate - mortgage                97,025       27.6%       100,417        28.9%       (3,392)     - 3.38%
Real estate - construction            95,010       27.0%        95,024        27.2%          (14)      -0.02%
Agricultural                          14,096        4.0%        16,877         4.8%       (2,781)     -16.48%
Installment/other                      7,094        2.0%         7,811         2.2%         (717)      -9.19%
Lease financing                       11,990        3.4%        11,632         3.3%          358        3.08%
                                 -------------------------------------------------------------------------------
Total Loans                         $352,157      100.0%      $349,05        100.0%       $3,103        0.89%
                                 ===============================================================================

The overall average yield on the loan portfolio was 6.66% for the three months ended March 31, 2003 as compared to 7.24% for the three months ended March 31, 2002, and decreased between the two periods as the result of a decline in market rates of interest between the two periods. At March 31, 2003, 68.3% of the Company's loan portfolio consisted of floating rate instruments, as compared to 68.7% of the portfolio at December 31, 2002, with the majority of those tied to the prime rate.

Deposits

Total deposits increased during the period to a balance of $445.0 million at March 31, 2003 representing an increase of $21.0 million or 5.0% from the balance of $424.0 million reported at December 31, 2002, and an increase of $63.0 million or 16.5% from the balance reported at March 31, 2002. During the first three months of 2003, increases were experienced in all deposit categories, with a large portion of the increase being in time deposits.

The following table sets forth the amounts of deposits outstanding by category at March 31, 2003 and December 31, 2002, and the net change between the two periods presented.

Table 5. Deposits

                                         March 31,       December 31,         Net         Percentage
   (In thousands)                          2003              2002            Change         Change
------------------------------------------------------------------------------------------------------
Noninterest bearing deposits              $93,542          $89,000          $4,542           5.10%
Interest bearing deposits:
   NOW and money market accounts          101,932          100,199           1,733           1.73%
   Savings accounts                        22,593           21,138           1,455           6.88%
   Time deposits:
      Under $100,000                       90,132           85,564           4,568           5.34%
      $100,000 and over                   136,776          128,086           8,690           6.78%
                                     -----------------------------------------------------------------
Total interest bearing deposits           351,433          334,987          16,446           4.91%
                                     -----------------------------------------------------------------
Total deposits                           $444,975         $423,987         $20,988           4.95%
                                     =================================================================

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $16.4 million or 4.9% between December 31, 2002 and March 31, 2003, and noninterest-bearing deposits increased $4.5 million or 5.1% between the same two periods presented. Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 69.1% and 69.4% of the total deposit portfolio at March 31, 2003 and December 31, 2002, respectively.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $51.5 million or 13.8% in total deposits between the three month periods ended March 31, 2002 and March 31, 2003. Between these two periods, average interest-bearing deposits increased $40.7 million or 13.7%, while total noninterest-bearing checking increased $10.8 million or 14.4% on a year-to-date average basis.

In conjunction with a recent regulatory examination, a question was raised concerning the Bank's accounting treatment for certain Certificates of Deposit included in total deposits, and Investment Certificates of Deposit classified as interest-bearing assets in other banks, included in total assets. Management believes the accounting treatment is in accordance with GAAP.

Short-Term Borrowings

The Company has the ability to obtain borrowed funds consisting of federal funds purchased, securities sold under agreements to repurchase (“repurchase agreements”) and Federal Home Loan Bank (“FHLB”) advances as alternatives to retail deposit funds. The Company has established collateralized and uncollateralized lines of credit with several correspondent banks, as well as a securities dealer, for the purpose of obtaining borrowed funds as needed. The Company may continue to borrow funds in the future as part of its asset/liability strategy, and may use these funds to acquire certain other assets as deemed appropriate by management for investment purposes and to better utilize the capital resources of the Bank. Federal funds purchased represent temporary overnight borrowings from correspondent banks and are generally unsecured. Repurchase agreements are collateralized by mortgage backed securities and securities of U.S. Government agencies, and generally have maturities of one to six months, but may have longer maturities if deemed appropriate as part of the Company’s asset/liability management strategy. FHLB advances are collateralized by all of the Company’s stock in the FHLB, securities, and certain qualifying mortgage loans. In addition, the Company has the ability to obtain borrowings from the Federal Reserve Bank of San Francisco, which would be collateralized by certain pledged loans in the Company’s loan portfolio. The lines of credit are subject to periodic review of the Company’s financial statements by the grantors of the credit lines. Lines of credit may be modified or revoked at any time if the grantors feel there are adverse trends in the Company’s financial position.

The Company had collateralized and uncollateralized lines of credit aggregating $148.1 million, as well as FHLB lines of credit totaling $33.1 million at March 31, 2003. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At March 31, 2003, the Company had advances on the FHLB line of credit totaling $9.0 million. The Company had collateralized and uncollateralized lines of credit aggregating $157.5 million, as well as FHLB lines of credit totaling $36.7 million at December 31, 2002. The Company had FHLB advances of $35.4 million outstanding at December 31, 2002.

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. During the first three months of 2003, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

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

At March 31, 2003 and 2002, the Company's recorded investment in loans for which impairment has been recognized totaled $15.3 million and $7.3 million, respectively. Included in total impaired loans at March 31, 2003, is $7.9 million of impaired loans for which the related specific allowance is $566,000, as well as $7.4 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at March 31, 2002 included $1.2 million of impaired loans for which the related specific allowance is $98,000, as well as $6.1 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $16.5 million during the first three months of 2003 and $10.8 million during the first three months of 2002. In most cases, the Bank uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the three months ended March 31, 2003 and year ended December 31, 2002, the Company recognized $1,000 and $3,000 on such loans, respectively. For the three months ended March 31, 2002, the Company recognized no income on such loans.

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

Table 6. Allowance for Credit Losses - Summary of Activity (unaudited)

                                                                March 31,         March 31,
  (In thousands)                                                  2003              2002
-------------------------------------------------------------------------------------------------
Total loans outstanding at end of period before
    Deducting allowances for credit losses                      $351,470           $339,582
                                                             ====================================
Average net loans outstanding during period                      352,988            336,801
                                                             ====================================
Balance of allowance at beginning of period                        5,556              4,457
Loans charged off:
   Real estate                                                         0                  0
   Commercial and industrial                                        (835)               (15)
   Lease financing                                                     0                (43)
   Installment and other                                              (4)                (9)
                                                             ------------------------------------
      Total loans charged off                                       (839)               (67)
Recoveries of loans previously charged off:
   Real estate                                                         0                  0
   Commercial and industrial                                           3                 14
   Lease financing                                                     3                  0
   Installment and other                                               0                  0
                                                             ------------------------------------
     Total loan recoveries                                             6                 14
                                                             ------------------------------------
Net loans charged off                                               (833)               (53)
Provision charged to operating expense                               245                620
Balance of allowance for credit losses                       ------------------------------------
   at end of period                                               $4,968             $5,024
                                                             ====================================
Net loan charge-offs to total average loans (annualized)           0.96%              0.06%
Net loan charge-offs to loans at end of period (annualized)        0.96%              0.06%
Allowance for credit losses to total loans at end of period        1.41%              1.48%
Net loan charge-offs to allowance for credit losses (annualized)  68.00%              4.28%
Net loan charge-offs to provision for credit losses (annualized) 340.00%              8.55%

Management believes that the 1.41% credit loss allowance at March 31, 2003 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 7. Nonperforming Assets

                                                           March 31,          December 31,
   (In thousands except footnote)                            2003                2002
---------------------------------------------------------------------------------------------
Nonaccrual Loans (1)                                       $15,296              $15,432
Restructured Loans                                              17                    0
                                                       --------------------------------------
   Total nonperforming loans                                15,313               15,432

Other real estate owned                                      4,398                9,685
                                                       --------------------------------------
   Total nonperforming assets                              $19,711              $25,117
                                                       ======================================
Loans past due 90 days or more, still accruing              $5,626                   $0
                                                       ======================================
Nonperforming loans to total gross loans                     4.35%                 4.42%
                                                       =======================================
Nonperforming assets to total gross loans                    5.60%                 7.20%
                                                       =======================================

        (1) Included in nonaccrual loans at December 31, 2002, are restructured loans totaling $21,400.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at March 31, 2003 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk. The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 68.3% of the Company’s loan portfolio at March 31, 2003. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At March 31, 2003, the Bank had 67.2% of total assets in the loan portfolio and a loan to deposit ratio of 78.9%. Liquid assets at March 31, 2003 include cash and cash equivalents totaling $34.7 million as compared to $31.5 million at December 31, 2002. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $181.2 million at March 31, 2003.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During the three months ended March 31, 2003, dividends paid by the Bank to the parent company totaled $1.3 million dollars. As a bank holding company formed under the Bank Holding Act of 1956, United Security Bancshares is to provide a source of financial strength for its subsidiary bank(s). To help provide financial strength, United Security Bancshares’ trust subsidiary, United Security Bancshares Capital Trust I, completed a $15 million offering in Trust Preferred Securities during July 2001, the proceeds of which were used to purchase Junior Subordinated Debentures of the Company. Of the $14.5 million in net proceeds received by the Company, $13.7 million was used to enhance the liquidity and capital positions of the Bank.

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

The following table sets forth the Company’s and the Bank's actual capital positions at March 31, 2003 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios

                                                      Company            Bank
                                                       Actual           Actual            Minimum
                                                   Capital Ratios    Capital Ratios     Capital Ratios
                                                 -------------------------------------------------------
Total risk-based capital ratio                        12.90%             12.58%            10.00%
Tier 1 capital to risk-weighted assets                11.35%             11.49%             6.00%
Leverage ratio                                        10.01%             10.10%             5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at March 31, 2003. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

Dividends paid to shareholders by the Company are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution. The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first three months of 2003, the Company has received $1.3 million in cash dividends from the Bank, from which the Company declared or paid $1.5 million in dividends to shareholders.

The Bank as a state-chartered bank is subject to dividend restrictions set forth in California state banking law, and administered by the California Commissioner of Financial Institutions (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. This is not the case with the Bank. Year-to-date dividends of $1.3 million paid to the Company through March 31, 2003 were well within the maximum allowed under those regulatory guidelines, without approval of the Commissioner.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At March 31, 2003 the Bank's qualifying balance with the Federal Reserve was approximately $6.2 million, consisting of vault cash and balances.

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

The Company's asset/liability profile is not complex. The Company does not currently engage in trading activities or use derivatives to control interest rate risk, although it has the ability to do so if deemed necessary by ALCO and approved by the Board of Directors. From the “Gap” report below, the Company is apparently subject to interest rate risk to the extent that its liabilities have the potential to reprice more quickly than its assets within the next year. At March 31, 2003, the Company had a cumulative 12 month Gap of $11.0 million or 2.4% of total earning assets. Management believes the Gap analysis shown below is not entirely indicative of the Company’s actual interest rate sensitivity, because certain interest-sensitive liabilities would not reprice to the same degree as interest-sensitive assets. For example, if the prime rate were to change by 50 basis points, the floating rate loans included in the $217.3 million immediately adjustable category would change by the full 50 basis points. Interest bearing checking and savings accounts which are also included in the immediately adjustable column probably would move only a portion of the 50 basis point rate change and, in fact, might not even move at all. In addition, many of the floating rate time deposits are at their floors, or have repricing rates below their current floors, which means that they might act as fixed-rate instruments in either a rising or a declining rate environment (see below for a discussion of the Bank’s floating rate time deposits). The effects of market value risk have been mitigated to some degree by the makeup of the Bank's balance sheet. Loans are generally short-term or are floating-rate instruments. At March 31, 2003, $283.8 million or 84.3% of the loan portfolio matures or reprices within one year, and only 1.3% of the portfolio matures or reprices in more than 5 years. Total investment securities including call options and prepayment assumptions, have a combined duration of approximately 2.9 years. Nearly $349.8 million or 93.0% of interest-bearing deposit liabilities mature or can be repriced within the next 12 months, even though the rate elasticity of deposits with no defined maturities may not necessarily be the same as interest-earning assets.

Since May of 1994, the Bank has offered a two-year floating rate certificate of deposit product to its customers which adjusts with changes in the Prime Rate, but which has an interest rate floor below which the rate paid cannot drop. The current rates below which the rates on this product cannot drop range from 1.00% to 4.75%, with approximately $2.2 million or 42.5% of those at, or above, a 3.50% floor. With the significant decrease in market rates of interest during the last several years, all $5.2 million of the floating-rate CD’s are at their floors making them fixed-rate instruments in a declining rate environment. In addition, $4.3 million of the CD’s have repricing rates below their current floors, and would behave as fixed rate instruments even in a rising rate environment. In fact, $3.0 million or 43.8% of them would remain fixed rate instruments even if the prime rate were to increase 200 BP or less, and $1.2 million or 23.3% would remain fixed rate instruments even if the prime rate were to increase 300 BP or less. This $1.2 million in two-year floating rate certificates of deposit has been treated as fixed-rate instruments for the purpose of the following Gap report.

Interest rate risk can be measured through various methods including Gap, duration and market value analysis as well as income simulation models. The Company employs each of these methods and refines these processes to make the most accurate measurements possible. The information provided by these calculations is the basis for management decisions in managing interest rate risk.

The following table sets forth the Company's Gap, or estimated interest rate sensitivity profile based on ending balances as of March 31, 2003, representing the interval of time before earning assets and interest-bearing liabilities may respond to changes in market rates of interest. Assets and liabilities are categorized by remaining interest rate maturities rather than by principal maturities of obligations. $1.2 million in two-year, floating rate time deposits which would behave as fixed rate instruments if rates were to increase or decrease 300 basis points, and have therefore been treated as fixed rate instruments for purposes of this Gap report.

Table 8. Maturities and Interest Rate Sensitivity (Unaudited)

                                       ----------------------------------------------------------------------------
                                                                After Three   After One
                                                   Next Day But    Months     Year But      After
                                                   Within Three  Within 12   Within Five     Five
   (In thousands)                      Immediately    Months       Months       Years       Years        Total
-------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap:
 Loans (1)                              $217,298      $34,812      $31,737     $48,778     $4,236      $336,861
 Investment securities                                 39,716        8,855      42,274      7,315        98,160
 Interest-bearing deposits in
  other banks                                           1,675        8,598                               10,273
 Federal funds sold  and reverse repos    18,140                                                         18,140
                                       ----------------------------------------------------------------------------
   Total earning assets                 $235,438      $76,203      $49,190     $91,052    $11,551      $463,434
                                       ============================================================================
Interest-bearing
  transaction accounts                  $101,932                                                       $101,932
  Savings accounts                        22,593                                                         22,593
  Time deposits (2)                        4,558      108,720       87,459      26,061        110       226,908
Federal funds purchased/other
  borrowings                                 550                     9,000                                9,550
Trust Preferred securities                                          15,000                               15,000
                                       ----------------------------------------------------------------------------
 Total interest-bearing liabilities     $129,633     $108,720     $111,459     $26,061       $110      $375,983
                                       ============================================================================
Interest rate sensitivity gap           $105,805     $(32,517)   $(62,269)     $64,991    $11,441       $87,451
Cumulative gap                          $105,805      $73,288     $11,019      $76,010    $87,451
Cumulative gap percentage to
  total earning assets                    22.8%        15.8%        2.4%        16.4%      18.9%

(1) Loan balance does not include nonaccrual loans of $15.296 million.
(2) See above for discussion of the impact of floating rate CD's.

The Company utilizes a vendor-purchased simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both a 100 and 200 basis point rise and a 100 and 200 basis point fall in interest rates ramped over a twelve month period, with net interest impacts projected out as far as twenty four months. The model is based on the actual maturity and repricing characteristics of the Company's interest-sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment of certain assets and liabilities. Projected net interest income is calculated assuming customers will reinvest maturing deposit accounts and the Company will originate a certain amount of new loans. The balance sheet growth assumptions utilized correspond closely to the Company's strategic growth plans and annual budget. Excess cash is invested in overnight funds or other short-term investments such as U.S. Treasuries. Cash shortfalls are covered through additional borrowing of overnight or short-term funds. The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at March 31, 2003, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at March 31, 2003 and December 31, 2002 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

                                 March 31, 2003                                    December 31, 2002
               --------------------------------------------  -----------------------------------------------
 Change in    Estimated MV   Change in MV    Change in MV     Estimated MV   Change in MV    Change in MV
   Rates       of Equity      of Equity $     of Equity $      of Equity      of Equity $    of Equity %
-----------------------------------------------------------  -----------------------------------------------
 + 200 BP       $41,405         $(907)          -2.14%           $43,084        $1,628           3.93%
 + 100 BP        42,318             6            0.01%            42,692         1,236           2.98%
     0 BP        42,312             0            0.00%            41,456             0           0.00%
 - 100 BP        40,974        (1,338)          -3.16%            39,709        (1,747)         -4.22%
 - 200 BP        42,512           200            0.47%            42,903         1,447           3.49%

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

(b) Changes in Internal Controls: In the quarter ended March 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

United Security Bancshares

Date: May 13, 2003	/S/ Dennis R.Woods
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

Date: May 13, 2003

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

Date: May 13, 2003

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer