Form 10-Q
period 2003-06-30
UNITED SECURITY BANCSHARES
filed 2003-08-14
CIK 1137547

 Click here for Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________.

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1525 East Shaw Ave., Fresno, California	93710
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code (559) 248-4943

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes   X   No

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2003: $74,240,456

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value
(Title of Class)

Shares outstanding as of July 31, 2003: 5,444,145

UNITED SECURITY BANCSHARES AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10Q FOR THE PERIOD ENDED
JUNE 30, 2003

TABLE OF CONTENTS

United Security Bancshares and Subsidiaries
Consolidated Statements of Condition - Balance Sheets
June 30, 2003 (unaudited) and December 31, 2002

                                                                      June 30,           December 31,
   (In thousands except shares)                                         2003                 2002
-------------------------------------------------------------------------------------------------------
Assets
 Cash and due from banks                                               $17,802             $16,750
 Federal funds sold and securities purchased
   under agreements to resell                                           12,090              14,735
                                                                ---------------------------------------
      Cash and cash equivalents                                         29,892              31,485

 Interest-bearing deposits in other banks                                9,642              10,224

 Securities available for sale (Note 2)                                 99,913             104,567

 Loans and leases (Note 3)                                             349,706             349,054
   Unearned fees                                                          (438)               (456)
   Allowance for credit losses                                          (5,060)             (5,556)
                                                                ---------------------------------------
       Net loans                                                       344,208             343,042

 Accrued interest receivable                                             2,036               2,437
 Premises and equipment - net (Note 4)                                   5,251               2,647
 Other real estate owned                                                 2,994               9,685
 Intangible assets                                                       2,122               2,300
 Cash surrender value of life insurance                                  2,571               2,518
 Investment in limited partnership                                       4,818               2,584
 Deferred income taxes                                                   1,782               1,638
 Other assets                                                            7,138               6,964
                                                               ----------------------------------------
Total Assets                                                          $512,367            $520,091
                                                               ========================================

Liabilities &Shareholders' Equity
Liabilities:
 Deposits (Note 5)
   Noninterest-bearing                                                 $92,296             $89,000
   Interest-bearing                                                    348,258             334,987
                                                               ----------------------------------------
      Total deposits                                                   440,554             423,987

 Federal funds purchased and securities sold
    under agreements to repurchase (Note 6)                              9,000              35,400
 Other borrowings (Note 6)                                                 482                 650
 Accrued interest payable                                                  925               1,203
 Accounts payable and other liabilities                                  2,913               2,752
 Company obligated mandatorily redeemable cumulative trust
   preferred securities of subsidiary trust holding solely junior
   subordinated debentures (Trust Preferred securities) (Note 7)        15,000              15,000
                                                               ----------------------------------------
      Total liabilities                                                468,874             478,992

Commitments and Contingent Liabilities (Note 3)

Shareholders' Equity (Note 12):
  Common  stock, no par value
    10,000,000 shares authorized, 5,455,145 and 5,406,666
    issued and outstanding, in 2003 and 2002, respectively              17,723              17,553
  Retained earnings                                                     25,385              23,114
  Unearned ESOP shares                                                    (441)               (609)
  Accumulated other comprehensive income (Note 11)                         826               1,041
                                                               ----------------------------------------
          Total shareholders' equity                                    43,493              41,099
                                                               ----------------------------------------
Total liabilities and shareholders' equity                            $512,367            $520,091
                                                               ========================================
      See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
Periods Ended June 30, 2003 and 2002 (unaudited)

                                                       Quarter Ended June 30,       Six Months Ended June 30,
   (In thousands except shares and EPS)                 2003            2002          2003            2002
------------------------------------------------------------------------------------------------------------------
Interest Income:
  Loans, including fees                                $5,492          $6,167       $11,287          $12,181
   Investment securities - AFS - taxable                  740             907         1,551            1,648
   Investment securities - AFS - nontaxable                33              35            67               71
   Federal funds sold and securities purchased
     under agreements to resell                            32              79            77              133
   Interest on deposits in other banks                     68               3           139                3
                                                     -------------------------------------------------------------
     Total interest income                              6,365           7,191        13,121           14,036
Interest Expense:
  Interest on deposits                                  1,566           2,094         3,195            4,289
  Interest on other borrowings                            307             602           856            1,121
                                                     -------------------------------------------------------------
         Total interest expense                         1,873           2,696         4,051            5,410
                                                     -------------------------------------------------------------
Net Interest Income Before
  provision for Credit Losses                           4,492           4,495         9,070            8,626
Provision for Credit Losses (Note 3)                      256             244           501              865
                                                     -------------------------------------------------------------
Net Interest Income                                     4,236           4,251         8,569            7,761
Noninterest Income:
  Customer service fees                                   949             990         1,865            1,943
  Loss on sale of securities                              (24)            (22)          (24)             (22)
  Gain on sale of loans                                     3               0            24                0
  Gain on sale of other real estate owne                   17               0            54                4
  Gain on sale of fixed assets                              1               0             1                0
  Shared appreciation income                              396              (4)          406              245
  Other                                                   149             117           273              230
                                                      -------------------------------------------------------------
    Total noninterest income                            1,491           1,081         2,599            2,400
Noninterest Expense:
  Salaries and employee benefits                        1,207           1,158         2,568            2,407
  Occupancy expense                                       374             462           772              927
  Data processing                                         128             141           263              277
  Professional fees                                       266             180           475              377
  Director fees                                            46              49            92              100
  Amortization of intangibles                              88              90           178              180
  Correspondent bank service charges                       73              75           144              144
  Other                                                   536             428          1,073             864
                                                      -------------------------------------------------------------
    Total noninterest expense                           2,718           2,583          5,565           5,278
                                                      -------------------------------------------------------------
Income Before Taxes on Income                           3,009           2,749          5,603           4,883
Taxes on Income                                           886             828          1,746           1,447
                                                      -------------------------------------------------------------
Net Income                                             $2,123          $1,921         $3,857          $3,436
                                                      =============================================================
Other comprehensive income, net of tax (Note 14):
 Unrealized (loss) gain on available for
  sale securities - net income tax (benefit)
   of $4, $527, $(144) and $438                             5             791           (216)            656
                                                      -------------------------------------------------------------
Comprehensive Income                                   $2,123          $1,921          $3,641         $4,092
                                                      =============================================================
Net Income per common share (Note 10)
  Basic                                                 $0.39           $0.36           $0.71          $0.64
                                                      =============================================================
  Diluted                                               $0.39           $0.35           $0.70           $0.63
                                                      =============================================================
Shares on which net income per common share
  were based (Note 10)
    Basic                                             5,432,001       5,381,918       5,432,001       5,381,918
                                                      =============================================================
    Diluted                                           5,494,441       5,483,163       5,494,441       5,483,163
                                                      =============================================================
     See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Periods Ended June 30, 2003

                                              Common stock   Common stock                                Accumulated
                                             ------------------------------                                  Other
                                                 Number                       Retained       Unearned    Comprehensive
   (In thousands except shares)                of Shares        Amount        Earnings     ESOP Shares   Income (Loss)      Total
-------------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2002                        5,397,298       $18,239         $18,582        $(873)          $111        $36,059

Director/Employee stock options exercised         6,000            36                                                         36
 Tax benefit of stock options exercised                              4                                                          4
 Net changes in unrealized gain
  (loss) on available for sale securities
  (net of income tax of $438 )                                                                                 656            656
 Dividends on common stock ($0.26 per share)                                    (1,411)                                    (1,411)
 Repurchase and cancellation of common shares    (35,076)         (590)                                                      (590)
 Release of unearned ESOP shares                   8,098            (2)                         144                           142
 Net Income                                                                      3,436                                      3,436
                                             ---------------------------------------------------------------------------------------
Balance June 30, 2002 (unaudited)              5,376,320        17,687          20,607         (729)           767         36,435

 Director/Employee stock options exercised        52,800           380                                                        380
 Tax benefit of stock options exercised                              3                                                          3
 Net changes in unrealized gain
  (loss) on available for sale securities
  (net of income tax of $183 )                                                                                 274            274
 Dividends on common stock ($0.26 per share)                                    (1,427)                                    (1,427)
 Repurchase and cancellation of common shares    (29,600)         (517)                                                      (517)
 Release of unearned ESOP shares                   7,146                                        120                           120
 Net Income                                                                      3,934                                      3,934
                                             ----------------------------------------------------------------------------------------
Balance December 31, 2002                      5,406,666        17,553          23,114         (609)         1,041         41,099

 Director/Employee stock options exercised        63,800           613                                                        613
  Net changes in unrealized gain
   (loss) on available for sale securities
   (net of income tax benefit of $119)                                                                        (178)          (178)
  Net changes in unrealized gain
   (loss) on interest rate swaps
   (net of income tax benefit of $25)                                                                          (37)           (37)
  Dividends on common stock ($0.29 per share)                                   (1,586)                                    (1,586)
  Repurchase and cancellation of common shares   (23,961)         (443)                                                      (443)
  Release of unearned ESOP shares                  8,640                                        168                           168
  Net Income                                                                     3,857                                      3,857
                                             ----------------------------------------------------------------------------------------
Balance June 30, 2003 (unaudited)              5,455,145       $17,723         $25,385        $(441)          $826        $43,493
                                             ========================================================================================
  See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2003 and 2002 (unaudited)

   (In thousands)                                                 2003                  2002
-------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net income                                                     $3,857                $3,436
  Adjustments to reconcile net earnings to
   cash provided by operating activities:
    Provision for credit losses                                     501                   865
    Depreciation and amortization                                   498                   612
    Amortization of investment securities                           173                   219
    Loss on sale of securities                                       24                    22
    Decrease in accrued interest receivable                         401                 1,330
    Decrease in accrued interest payable                           (278)                  (81)
    Decrease in unearned fees                                       (18)                  (83)
    Increase in income taxes payable                                202                   249
    Decrease in accounts payable
     and accrued liabilities                                       (519)                 (123)
    Write-down of other investments                                  21                    40
    Write-down of other real estate owned                            46                     0
    Gain on sale of other real estate owned                         (54)                   (4)
    Gain on sale of loans                                           (24)                    0
    Increase in surrender value of life insurance                   (53)                  (54)
    Loss in limited partnership interest                            109                   115
    Net decrease (increase) in other assets                           9                  (648)
                                                            -------------------------------------
  Net cash provided by operating activities                       4,895                 5,895
Cash Flows From Investing Activities:
  Net decrease in interest-bearing deposits with banks              582                     0
  Purchases of  available-for-sale securities                   (44,936)              (44,428)
  Net redemption (purchase) of FHLB/FRB
    and other bank stock                                          1,026                  (307)
  Maturities and calls of available-for-sale securities          28,096                26,712
  Proceeds from sales of available-for-sale securities           21,000                     0
  Investment in limited partnership                              (2,343)                    0
  Net increase in loans                                          (4,663)              (22,761)
  Cash proceeds from sales of loans                               5,529                     0
  Cash proceeds from sales of foreclosed leased assets              447                     0
  Proceeds from sales of other real estate owned                    302                   459
  Capital expenditures for premises and equipment                  (199)                 (174)
                                                            -------------------------------------
  Net cash provided by (used in) investing activities             4,841               (40,499)
Cash Flows From Financing Activities:
  Net increase in demand deposit and savings accounts             5,231                 2,237
  Net increase in certificates of deposit                        11,336                38,468
  Net (decrease) increase in repurchase agreements              (26,400)                7,900
  Director/Employee stock options exercised                         614                    36
  Repurchase and retirement of common stock                        (442)                 (590)
  Repayment of ESOP borrowings                                     (167)                 (142)
  Payment of dividends on common stock                           (1,501)               (1,332)
                                                            -------------------------------------
  Net cash (used in) provided by financing activities           (11,329)               46,577
                                                            -------------------------------------
Net (decrease) increase in cash and cash equivalents             (1,593)               11,973
Cash and cash equivalents at beginning of period                 31,485                29,255
                                                            -------------------------------------
Cash and cash equivalents at end of period                      $29,892               $41,228
                                                            =====================================
See notes to financial statements

United Security Bancshares and Subsidiaries - Notes to Consolidated Financial Statements - (Unaudited)

1. Summary of Significant Accounting and Reporting Policies

The consolidated financial statements include the accounts of United Security Bancshares, Inc., and its wholly owned subsidiaries, United Security Bank and subsidiary (the “Bank”), and United Security Bancshares Capital Trust I (the “Trust”), (collectively the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, Inc. (including the Bank), except for periods prior to June 12, 2001, in which case, references to the Company are references to the Bank.

United Security Bancshares is a bank holding company, incorporated in the state of California for the purpose of acquiring all the capital stock of the Bank through a holding company reorganization (the “Reorganization”) of the Bank. The Reorganization, which was accounted for in a manner similar to a pooling of interests, was completed on June 12, 2001. Management believes the reorganization will provide the Company greater operating and financial flexibility and will permit expansion into a broader range of financial services and other business activities.

United Security Bancshares Capital Trust I, a subsidiary of United Security Bancshares, is a Delaware statutory business trust formed for the exclusive purpose of issuing and selling Trust Preferred Securities. The Trust was formed on June 28, 2001 (See Note 7. “Trust Preferred Securities”).

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

2. Securities Available for Sale

Following is a comparison of the amortized cost and approximate fair value of securities available for sale for the periods ended June 30, 2003 and December 31, 2002:

                                         --------------------------------------------------------------------
     (In thousands)                                            Gross            Gross          Fair Value
                                            Amortized        Unrealized       Unrealized       (Carrying
June 30, 2003:                                 Cost            Gains            Losses          Amount)
                                         --------------------------------------------------------------------
U.S. Government agencies                      $66,550           $1,249            $(71)          $67,728
U.S. Government agency
 collateralized mortgage obligations               65                4               0                69
Obligations of state and
 political subdivisions                         2,704              200               0             2,904
Other debt securities                          29,156               64              (8)           29,212
                                         --------------------------------------------------------------------
                                              $98,475           $1,517            $(79)          $99,913
                                         ====================================================================
December 31, 2002:

U.S. Government agencies                      $63,794           $1,570              $0           $65,364
U.S. Government agency
  collateralized mortgage obligations             84                4               0                88
Obligations of state and
  political subdivisions                       2,795              178               0             2,973
Other debt securities                         36,158                5             (21)           36,142
                                         --------------------------------------------------------------------
                                            $102,831           $1,757            $(21)         $104,567
                                         ====================================================================

Included in other debt securities at June 30, 2003, are short-term government securities mutual funds totaling $12.0 million, Trust Preferred securities pools totaling $9.2 million, and a money market mutual fund totaling $8.0 million. Included in other debt securities at December 31, 2002, is a short-term government securities mutual fund totaling $10.0 million, a Trust Preferred securities pool totaling $3.1 million, and a money market mutual fund totaling $23.0 million. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were realized losses on calls of available-for-sale securities totaling $24,000 and $22,000 during the six months ended June 30, 2003 and June 30, 2002, respectively.

The amortized cost and fair value of securities available for sale at June 30, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           June 30, 2003
                                             ------------------------------------------
                                                  Amortized            Fair Value
  (In thousands)                                     Cost          (Carrying Amount)
---------------------------------------------------------------------------------------
Due in one year or less                            $20,091              $20,083
Due after one year through five years               52,254               52,845
Due after five years through ten years                 703                  748
Due after ten years                                 25,362               26,169
Collateralized mortgage obligations                     65                   68
                                             ------------------------------------------
                                                   $98,475              $99,913
                                             ==========================================

Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

At June 30, 2003 and December 31, 2002, available-for-sale securities with an amortized cost of approximately $67.7 million and $65.0 million (fair value of $68.9 million and $66.7 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

3. Loans and Leases

Loans include the following:

                                               June 30,          December 31,
   (In thousands)                                2003                2002
----------------------------------------------------------------------------------
Commercial and industrial                      $123,535            $117,293
Real estate - mortgage                           96,435             100,417
Real estate - construction                       92,697              95,024
Agricultural                                     16,891              16,877
Installment/other                                 7,750               7,811
Lease financing                                  12,398              11,632
                                          ----------------------------------------
Total Loans                                    $349,706            $349,054
                                          ========================================

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 35.4% of total loans at June 30, 2003 and have a high degree of industry diversification. A substantial portion of the commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 27.6% of total loans at June 30, 2003, are secured by trust deeds on primarily commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

Real estate construction loans, representing 26.5% of total loans at June 30, 2003, consist of loans to residential contractors, which are secured by single family residential properties. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions.

Agricultural loans represent 4.8% of total loans at June 30, 2003 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Lease financing loans, representing 3.5% of total loans at June 30, 2003, consist of loans to small businesses, which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

There were no loans over 90 days past due and still accruing at June 30, 2003 or December 31, 2002. Nonaccrual loans totaled $20.0 million and $15.4 million at June 30, 2003 and December 31, 2002, respectively.

An analysis of changes in the allowance for credit losses is as follows:

                                                   June 30,       December 31,      June 30,
   (In thousands)                                    2003             2002            2002
-------------------------------------------------------------------------------------------------
Balance, beginning of year                          $5,556           $4,457          $4,457
Provision charged to operations                        501            1,963             865
Losses charged to allowance                         (1,041)            (933)           (104)
Recoveries on loans previously charged off              44               69              17
                                                -------------------------------------------------
Balance at end-of-period                            $5,060           $5,556          $5,235
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

At June 30, 2003 and 2002, the Company's recorded investment in loans for which impairment has been recognized totaled $19.6 million and $8.2 million, respectively. Included in this amount is $7.7 million and $2.6 million of impaired loans for which the related specific allowance is $630,000 and $855,000, as well as $11.9 million and $5.6 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $17.3 million and $9.5 million for the six-month periods ended June 30, 2003 and 2002, respectively. At December 31, 2002, the Company's recorded investment in loans for which impairment has been recognized totaled $15.3 million. Included in this amount is $8.4 million of impaired loans for which the related specific allowance is $1.3 million, as well as $6.9 million of impaired loans that as a result of write-downs or the fair value of the collateral did not have a specific allowance. The average recorded investment in impaired loans was $11.3 million for the year ended December 31, 2002. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the six months ended June 30, 2003 and year ended December 31, 2002, the Company recognized $4,000 and $3,000 on such loans, respectively. For the six months ended June 30, 2002, the Company recognized no income on such loans.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At June 30, 2003 and December 31, 2002 these financial instruments include commitments to extend credit of $110.2 million and $114.2 million, respectively, and standby letters of credit of $1,251,000 and $814,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the bank has in off-balance sheet financial instruments.

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

4. Premises and Equipment

During the second quarter of 2003, two OREO properties totaling $2.7 million were transferred to bank premises and will be utilized to enhance bank operations. One property will be used to relocate one of the Fresno branch operations to one of Fresno’s prime business locations. The Company’s administrative headquarters will be relocated to the second location to provide additional space for current operations and allow for future expansion.

5. Deposits

Deposits include the following:

                                                  June 30,          December 31,
   (In thousands)                                   2003                2002
-------------------------------------------------------------------------------------
Noninterest bearing deposits                       $92,296             $89,000
Interest bearing deposits:
  NOW and money market accounts                     98,300             100,199
  Savings accounts                                  24,973              21,138
  Time deposits:
    Under $100,000                                  80,220              85,564
    $100,000 and over                              144,765             128,086
                                             ----------------------------------------
Total interest bearing deposits                    348,258             334,987
                                             ----------------------------------------
Total deposits                                    $440,554            $423,987
                                             ========================================

At June 30, 2003, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

   (In thousands)
--------------------------------------------------------------------------------
One year or less                                                 $187,711
More than one year, but less than or equal to two years            25,875
More than two years, but less than or equal to three years         10,451
More than three years, but less than or equal to four years           419
More than four years, but less than or equal to five years            517
More than five years                                                   12
                                                             -------------------
                                                                 $224,985
                                                             ===================

6. Short-term Borrowings/Other Borrowings

At June 30, 2003, the Company had collateralized and uncollateralized lines of credit aggregating $140.8 million, as well as FHLB lines of credit totaling $ 33.5 million. Advances on the FHLB lines of credit totaled $9.0 million at June 30, 2003. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB, securities, and certain qualifying mortgage loans. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

The Company had collateralized and uncollateralized lines of credit with aggregating $157.5 million, as well as FHLB lines of credit totaling $ 36.7 million at December 31, 2002. Advances on the FHLB lines of credit totaled $35.4 million at December 31, 2002.

The table below provides further detail of the Company's repurchase agreements and FHLB advances for the periods ended June 30, 2003 and December 31, 2002:

                                                          June 30,         December 31,
  (In thousands)                                            2003               2002
------------------------------------------------------------------------------------------
Outstanding:
  Average for the period - Repos                             $0                $218
  Average for the period - FHLB advances                $21,106             $32,398
  Maximum during the period - total borrowings          $35,400             $35,400
Interest rates:
  Average for the period - Repos                          ----                1.96%
  Average for the period - FHLB advances                  4.35%               4.24%
  Average at period end - Repos                           ----                0.00%
  Average at period end - FHLB advances                   4.81%               4.17%

On June 20, 2000, the Company’s ESOP entered into an agreement with a correspondent bank to establish a $1.0 million unsecured revolving line of credit with a variable rate of prime plus 100 basis points and maturity of June 20, 2005. The loan is guaranteed by the Company. Advances on the line totaled $482,000 at June 30, 2003.

7. Trust Preferred Securities

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

Issuance costs of $495,000 related to the Trust Preferred Securities were deferred at the time of issuance and will be amortized over the 30-year life of the securities. Interest expense on the Trust Preferred Securities totaled $390,000 and amortization expense totaled $8,000 for the six months ended June 30, 2003.

8. Regulatory Matters

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

The following table sets forth the Company's and the Bank's actual capital positions at the periods presented:

                                                  June 30,      December 31,      June 30,
                                                    2003            2002            2002
--------------------------------------------------------------------------------------------------
Company:
  Total Capital (to Risk Weighted Assets)           14.02%         13.20%          12.94%
  Tier I Capital (to Risk Weighted Assets)          12.50%         11.40%          10.94%
  Tier I Capital (to Average Assets)                10.71%          9.54%           9.73%
Bank:
  Total Capital (to Risk Weighted Assets)           13.47%         12.74%          12.46%
  Tier I Capital (to Risk Weighted Assets)          12.29%         11.49%          11.23%
  Tier I Capital (to Average Assets)                10.53%          9.61%           9.97%

As of June 30, 2003 and December 31, 2002, the most recent notifications from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total capital and Tier 1 capital (as defined) to risk-based assets (as defined), and a minimum leverage ratio of Tier 1 capital to average assets (as defined) as set forth in the proceeding discussion. There are no conditions or events since the notification that management believes have changed the institution’s category.

Under regulatory guidelines, the $15 million in Trust Preferred Securities issued in July of 2001 will qualify as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities will qualify as Tier 2 capital.

Dividends - Subsequent to the Reorganization on June 12, 2001, dividends paid to shareholders have been paid by the bank holding company, subject to restrictions set forth in the California General Corporation Law. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. Year-to-date as of June 30, 2003, the Company has received $1.9 million in cash dividends from the Bank, from which the Company has paid $1.5 million in dividends to shareholders.

Under California state banking law, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the California State Department of Financial Institutions, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. Year-to-date, the Bank has paid dividends of $1.9 million to the Company, which was well within dividend distributions allowed without prior approval.

9. Supplemental Cash Flow Disclosures

                                                      Six Months Ended June 30,
   (In thousands)                                      2003                2002
-------------------------------------------------------------------------------------
Cash paid during the period for:
  Interest                                           $4,329              $5,490
  Income Taxes                                        1,547               1,658
Noncash investing activities:
  Loans transferred to foreclosed property            1,338               5,030
  Dividends declared not paid                           795                 704

10. Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

                                                          Six Months Ended June 30,
   (In thousands except earnings per share data)           2003               2002
--------------------------------------------------------------------------------------
Net income available to common shareholders               $3,857             $3,436
Weighted average shares issued                             5,463              5,429
  Less: unearned ESOP shares                                 (31)               (47)
                                                      --------------------------------
Weighted average shares outstanding                        5,432              5,382
  Add: dilutive effect of stock options                       62                101
                                                      --------------------------------
Weighted average shares outstanding
  adjusted for potential dilution                          5,494              5,483
                                                      ================================
Basic earnings per share                                   $0.71              $0.64
                                                      ================================
Diluted earnings per share                                 $0.70              $0.63
                                                      ================================

11. Derivative Financial Instruments and Hedging Activities

As part of its overall risk management, the Company pursues various asset and liability management strategies, which may include obtaining derivative financial instruments to mitigate the impact of interest fluctuations on the Company’s net interest margin. During the second quarter of 2003, the Company entered into an interest rate swap agreement with the purpose of minimizing interest rate fluctuations on its interest rate margin and equity.

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income.

The amortizing hedge has a notional value of $24.9 million and a duration of approximately 3.5 years. As of June 30, 2003, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately five years. As of June 30, 2003, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $37,000 (net of tax benefit of $25,000). During the six months ended June 30, 2003, $9,000 (net of tax of $6,000) was reclassified from other accumulated comprehensive income into earnings.

12. Common Stock Repurchase Plan

During August 2001, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to 280,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. The duration of the program is open-ended and the timing of the purchases will depend on market conditions. During the six months ended June 30, 2003, the Company repurchased 23,961 shares for a total of $443,000. During the years ended December 31, 2002 and 2001, the Company repurchased 64,676 and 115,786 shares for a total of $1.9 million and $1.1 million, respectively. The repurchased shares were subsequently retired.

13. Stock Based Compensation

At June 30, 2003, the company has a stock-based employee compensation plan, which is described more fully in Note 10 of the Company’s Annual Report on Form 10K for the year ended December 31, 2002. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123”.

                                                        Period Ended June 30,
------------------------------------------------------------------------------------
  (In thousands except earnings per share)               2003            2002
------------------------------------------------------------------------------------
Net income, as reported                                  $3,857          $3,436
Deduct: Total stock-based employee
 Compensation expense determined under fair
  value based method for all awards, net of
  related tax effects                                       (6)             (18)
                                                   ---------------------------------
Pro forma net income                                    $3,851           $3,418
                                                   =================================
Earnings per share:
  Basic - as reported                                    $0.71            $0.64
                                                   =================================
  Basic - pro forma                                      $0.70            $0.63
                                                   =================================
  Diluted - as reported                                  $0.71            $0.64
                                                   =================================
  Diluted - pro forma                                    $0.70            $0.62
                                                   =================================

14. Other Comprehensive Income

The following table provides a reconciliation of the amounts included in comprehensive income:

                                                                    Six Months Ended June 30,
----------------------------------------------------------------------------------------------
  (In thousands)                                                       2003           2002
----------------------------------------------------------------------------------------------
Unrealized (loss) gain on available-for-sale securities:
  Unrealized (loss) gain on sale  securities - net income
    tax (benefit) of $(129), and $174                                 $(193)          $261
  Less: Reclassification adjustment for loss on sale of
    available-for-sale securities included in net income -
    net income tax benefit of $10, and $9                                15             13
                                                                  ----------------------------

   Net unrealized (loss) gain on available-for-sale
    securities - net income tax (benefit) of $(119), and $183         $(178)          $274
                                                                  ============================

Unrealized loss on interest rate swaps:
   Unrealized losses arising during period - net income tax
      benefit of $19                                                   $(28)           --
   Less: reclassification adjustments to interest income -
      net income tax of $6                                               (9)           --
                                                                  ----------------------------
   Net change in unrealized loss on interest rate swaps -
     net of income tax benefit $13                                     $(37)           --
                                                                  ============================

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

Results of Operations

For the six months ended June 30, 2003, the Company reported net income of $3.9 million or $0.71 per share ($0.70 diluted) as compared to $3.4 million or $0.64 per share ($0.63 diluted) for the six months ended June 30, 2002. The Company’s return on average assets was 1.52% for the six-month-period ended June 30, 2003 as compared to 1.48% for the six-month-period ended June 30, 2002. The Bank’s return on average equity was 18.32% for the six months ended June 30, 2003 as compared to 18.65% for the same six-month period of 2002.

Net Interest Income

Net interest income, the most significant component of earnings, is the difference between the interest and fees received on earning assets and the interest paid on interest-bearing liabilities. Earning assets consist primarily of loans, and to a lesser extent, investments in securities issued by federal, state and local authorities, and corporations. These earning assets are funded by a combination of interest-bearing and noninterest-bearing liabilities, primarily customer deposits and short-term and long-term borrowings. Net interest income before provision for credit losses totaled $9.1 million for the six months ended June 30, 2003, representing an increase of $445,000 or 5.2% when compared to the $8.6 million reported for the same six months of the previous year. The increase in net interest income between 2002 and 2003 is primarily the result of significant growth in earning assets, which was enhanced by a significant decline in the Company’s cost of interest-bearing liabilities.

The Bank's net interest margin, as shown in Table 1, decreased to 3.87% at June 30, 2003 from 4.09% at June 30, 2002, a decrease of 22 basis points (100 basis points = 1%) between the two periods. Market rates of interest decreased between the six-month periods ended June 30, 2002 and 2003. The prime rate averaged 4.24% for the six months ended June 30, 2003 as compared to 4.75% for the comparative six months of 2002. The effect of market rate declines between those two periods was mitigated to a large degree as the result of significantly lower repricing of interest-bearing liabilities.

Table 1. - Distribution of Average Assets, Liabilities and Shareholders' Equity:
Interest rates and Interest Differentials
Periods Ended June 30, 2003 and 2002

                                           -------------------------------------------------------------------------
                                                             2003                                   2002
                                           -------------------------------------------------------------------------
     (dollars in thousands)                   Average                  Yield/     Average                   Yield/
                                              Balance     Interest     Rate       Balance      Interest      Rate
--------------------------------------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
 Loans (1)                                    $351,763    $11,288      6.47%      $339,678     $12,181       7.23%
 Investment Securities - taxable                95,337      1,551      3.28%        67,297       1,648       4.94%
 Investment Securities - nontaxable (2)          2,764         67      4.89%         2,970          71       4.82%
 Interest on deposits in other banks            10,005        139      2.80%           172           3       3.67%
 Federal funds sold  and reverse repos          12,791         77      1.21%        15,495         133       1.73%
                                             -----------------------------------------------------------------------
    Total interest-earning assets              472,660    $13,122      5.60%       425,612     $14,036       6.65%
                                                         ====================                 ======================
Allowance for possible loan losses              (5,393)                             (4,999)
Noninterest-bearing assets:
 Cash and due from banks                        17,212                              16,716
 Premises and equipment, net                     2,580                               2,946
 Accrued interest receivable                     2,303                               3,284
 Other real estate owned                         5,895                               8,637
 Other assets                                   17,270                              15,565
                                             -------------                       ------------
    Total average assets                      $512,527                            $467,761
                                             =============                       ============
Liabilities and Shareholders' Equity:
nterest-bearing liabilities:
  NOW accounts                                 $29,874        $81      0.55%       $26,052        $105       0.81%
  Money market accounts                         69,733        549      1.59%        57,067         560       1.98%
  Savings accounts                              22,510         65      0.58%        19,456          85       0.88%
  Time deposits                                220,494      2,500      2.29%       204,327       3,539       3.49%
  Other borrowings                              21,932        458      4.21%        30,790         662       4.34%
  Trust Preferred securities                    15,000        398      5.35%        15,000         459       6.17%
                                             ------------------------------------------------------------------------
    Total interest-bearing liabilities         379,543     $4,051      2.15%       352,692      $5,410       3.09%
                                                         ====================                 =======================
Noninterest-bearing liabilities:
  Noninterest-bearing checking                  87,421                              75,526
  Accrued interest payable                         836                               1,103
  Other liabilities                              2,262                               1,291
                                             ------------                         ------------
    Total Liabilities                          470,062                             430,612

Total shareholders' equity                      42,465                              37,149
                                             ------------                         ------------
    Total average liabilites and
      Shareholders' equity                    $512,527                            $467,761
                                             ============                         ============
Interest income as a percentage
  of average earning assets                                            5.60%                                 6.65%
Interest expense as a percentage
  of average earning assets                                            1.73%                                 2.56%
                                                                  -------------                          ------------
Net interest margin                                                    3.87%                                 4.09%
                                                                  =============                          ============
(1)	Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $733,000 and $709,000 for the six months ended June 30, 2003 and 2002, respectively.
(2)	Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis because they are not material to the Company’s results of operations.

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

Table 2. Rate and Volume Analysis

                                              Increase (decrease) in the six months ended
                                                June 30, 2003 compared to June 30, 2002
                                             -----------------------------------------------
   (In thousands)                                 Total           Rate          Volume
--------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
  Loans                                          $(894)         $(1,316)         $422
  Investment securities                           (101)            (660)          559
  Interest-bearing deposits in other banks         136               41            95
  Federal funds sold and securities
    purchased under agreements to resell           (56)             (35)          (21)
                                             -----------------------------------------------
      Total interest income                       (915)          (1,970)         1,055

Increase (decrease) in interest expense:
  Interest-bearing demand accounts                 (35)            (153)           118
  Savings accounts                                 (20)             (32)            12
  Time deposits                                 (1,039)          (1,301)           262
  Other borrowings                                (204)             (19)          (185)
  Trust Preferred securities                       (61)             (61)             0
                                             -----------------------------------------------
      Total interest expense                    (1,359)          (1,566)           207
                                             -----------------------------------------------
Increase in net interest income                   $444            $(404)          $848
                                             ===============================================

For the six months ended June 30, 2003, total interest income decreased approximately $915,000 or 6.5% as compared to the six months ended June 30, 2002. The change is attributable primarily to a substantial increase in earning assets, which was more than offset by the decrease in market rates of interest. Earning asset growth was mostly in investment securities and in loans.

For the six months ended June 30, 2003, total interest expense decreased approximately $1.4 million or 25.1% as compared to the six-month period ended June 30, 2002. While average interest-bearing liabilities increased by $26.9 million between the six-month periods ended June 30, 2003 and 2002, the average rate paid on those liabilities declined by 94 basis points, which more than outweighed in the increase in volume.

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management's continuous credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the ix months ending June 30, 2003 the provision to the allowance for credit losses amounted to $501,000 as compared to $865,000 for the six months ended June 30, 2002. The amount provided to the allowance for credit losses during the first six months brought the allowance to 1.45% of net outstanding loan balances at June 30, 2003, as compared to 1.59% of net outstanding loan balances at December 31, 2002, and 1.48% at June 30, 2002.

Noninterest Income

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers. Noninterest income for the six months ended June 30, 2003 decreased $199,000 when compared to the same period last year. Customer service fees declined by $78,000 between the two six-month periods presented, which is attributable to modest declines in checking service charges and overdraft fee income. Other noninterest income increased $204,000 between the two periods, and is primarily attributable to an increase of $161,000 in shared appreciation income on commercial real estate.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002:

Table 3. Changes in Noninterest Expense

   (In thousands)                                Amount            Percent
-------------------------------------------------------------------------------
Salaries and employee benefits                   $161                6.68%
Occupancy expense                                (155)             -16.67%
Data processing                                   (16)              -5.42%
Professional fees                                  98               25.85%
Directors fees                                     (8)              -8.51%
Amortization of intangibles                        (2)              -1.11%
Correspondent bank service charges                  0                0.08%
Other                                             209               24.25%
                                              ---------------------------------
  Total change in noninterest expense            $287                5.45%
                                              =================================

Noninterest expense, excluding provision for credit losses and income tax expense, totaled $5.6 million for the six months ended June 30, 2003 as compared to $5.3 million for the same six-month period of 2002, representing an increase of $287,000 or 5.5% between the two periods. Increases in salaries and employee benefits were the result of additional staff to support the Company’s strategic long-term growth objectives, as well as normal wage and benefit increases combined with increased medical insurance costs incurred during the year. Increases in professional fees included increased audit fees, and legal fees on workouts of impaired loans. Increases of $209,000 in other noninterest expense between the two periods, include increased costs related to real estate owned through foreclosure, insurance, postage, and various other office supplies.

Financial Condition

Total assets decreased to $512.4 million at June 30, 2003, from the balance of $520.1 million at December 31, 2002, but increased from the balance of $510.8 million at June 30, 2002. Total deposits of $440.6 million at June 30, 2003 increased $16.6 million or 3.9% from the balance reported at December 31, 2002, and increased $31.2 million or 7.6% from the balance of $409.4 million reported at June 30, 2002. Between December 31, 2002 and June 30, 2003, loan growth totaled $652,000, while securities and other short-term investments decreased $7.3 million.

Earning assets averaged approximately $472.7 million during the six months ended June 30, 2003, as compared to $425.6 million for the same six-month period of 2002. Average interest-bearing liabilities increased to $379.5 million for the six months ended June 30, 2003, as compared to $352.7 million for the comparative six-month period of 2002.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $349.7 million at June 30, 2003, an increase of $652,000 or 0.2% when compared to the balance of $349.1 million at December 31, 2002, and a decrease of $4.2 million or 1.2% when compared to the balance of $354.0 million reported at June 30, 2002. Loans on average rose 3.6% between the six-month periods ended June 30, 2002 and June 30, 2003, with loans averaging $351.8 million for the six months ended June 30, 2003, as compared to $339.7 million for the same six-month period of 2002.

During the first six months of 2003, increases were experienced in commercial and industrial loans, as well as, lease financing. The following table sets forth the amounts of loans outstanding by category at June 30, 2003 and December 31, 2002, the category percentages as of those dates, and the net change between the two periods presented.

Table 4. Loans

                                  June 30, 2003           December 31, 2002
                            -------------------------------------------------------------------------------
                                Dollar       % of        Dollar       % of        Net          %
   (In thousands)               Amount       Loans       Amount       Loans      Change      Change
-----------------------------------------------------------------------------------------------------------
Commercial and industrial      $123,535      35.4%      $117,293      33.6%      $6,242       5.32%
Real estate - mortgage           96,435      27.6%       100,417      28.9%      (3,982)    - 3.96%
Real estate - construction       92,697      26.5%        95,024      27.2%      (2,327)     -2.45%
Agricultural                     16,891       4.8%        16,877       4.8%          14       0.08%
Installment/other                 7,750       2.2%         7,811       2.2%         (61)     -0.78%
Lease financing                  12,398       3.5%        11,632       3.3%         766       6.58%
                             ------------------------------------------------------------------------------
Total Loans                    $349,706     100.0%      $349,054     100.0%        $652       0.19%
                             ==============================================================================

The overall average yield on the loan portfolio was 6.47% for the six months ended June 30, 2003 as compared to 7.23% for the six months ended June 30, 2002, and decreased between the two periods as the result of a decline in market rates of interest between the two periods, which more than outweighed the increase in average volume. At June 30, 2003, 68.5% of the Company's loan portfolio consisted of floating rate instruments, as compared to 68.7% of the portfolio at December 31, 2002, with the majority of those tied to the prime rate.

Deposits

Total deposits increased during the period to a balance of $440.6 million at June 30, 2003 representing an increase of $16.6 million or 3.9% from the balance of $424.0 million reported at December 31, 2002, and an increase of $31.2 million or 7.6% from the balance reported at June 30, 2002. During the first six months of 2003, increases were experienced in all deposit categories except NOW and money market accounts, with a large portion of the increase being in time deposits.

The following table sets forth the amounts of deposits outstanding by category at June 30, 2003 and December 31, 2002, and the net change between the two periods presented.

Table 5. Deposits

                                          June 30,     December 31,     Net        Percentage
   (In thousands)                           2003           2002        Change        Change
-----------------------------------------------------------------------------------------------
Noninterest bearing deposits              $92,296        $89,000       $3,296         3.70%
Interest bearing deposits:
  NOW and money market accounts            98,300        100,199       (1,899)        -1.90%
  Savings accounts                         24,973         21,138        3,835         18.14%
  Time deposits:
    Under $100,000                         80,220         85,564       (5,344)        -6.25%
    $100,000 and over                     144,765        128,086       16,679         13.02%
                                     ----------------------------------------------------------
Total interest bearing deposits           348,258        334,987       13,271          3.96%
                                     ----------------------------------------------------------
Total deposits                           $440,554       $423,987      $16,567          3.91%
                                     ==========================================================

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $13.3 million or 4.0% between December 31, 2002 and June 30, 2003, and noninterest-bearing deposits increased $3.3 million or 3.7% between the same two periods presented. Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 67.0% and 69.4% of the total deposit portfolio at June 30, 2003 and December 31, 2002, respectively.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $47.6 million or 12.4% in total deposits between the six month periods ended June 30, 2002 and June 30, 2003. Between these two periods, average interest-bearing deposits increased $35.7 million or 11.6%, while total noninterest-bearing checking increased $11.9 million or 15.8% on a year-to-date average basis.

In conjunction with a recent regulatory examination, a question was raised concerning the Bank's accounting treatment for certain Certificates of Deposit included in total deposits and, Investment Certificates of Deposit classified as interest-bearing assets in other banks, included in total assets. At June 30, 2003, the, Investment Certificates of Deposit classified as interest-bearing assets in other banks totaled $9.6 million, and the Certificates of Deposit included in total deposits totaled $12.2 million. Management believes the accounting treatment is in accordance with GAAP.

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

The Company had collateralized and uncollateralized lines of credit aggregating $140.8 million, as well as FHLB lines of credit totaling $33.5 million at June 30, 2003. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At June 30, 2003, the Company had advances on the FHLB line of credit totaling $9.0 million. The Company had collateralized and uncollateralized lines of credit aggregating $157.5 million, as well as FHLB lines of credit totaling $36.7 million at December 31, 2002. The Company had FHLB advances of $35.4 million outstanding at December 31, 2002.

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. During the first six months of 2003, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

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

At June 30, 2003 and 2002, the Company's recorded investment in loans for which impairment has been recognized totaled $19.6 million and $8.2 million, respectively. Included in total impaired loans at June 30, 2003, is $7.7 million of impaired loans for which the related specific allowance is $630,000, as well as $11.9 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at June 30, 2002 included $2.6 million of impaired loans for which the related specific allowance is $855,000, as well as $5.6 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $17.3 million during the first six months of 2003 and $9.5 million during the first six months of 2002. In most cases, the Bank uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the six months ended June 30, 2003 and year ended December 31, 2002, the Company recognized $4,000 and $3,000 on such loans, respectively. For the six months ended June 30, 2002, the Company recognized no income on such loans.

Other factors that continue to gain management’s attention are competition in the Company’s market area and economic conditions, which may ultimately affect the risk assessment of the portfolio. The Company has experienced increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. In an effort to avoid recession, the Federal Reserve reduced interest rates an unprecedented 475 basis points during 2001, 50 basis points during November of 2002, and an additional 25 basis points during June 2003. With interest rates at historical lows, the economic recovery has been slow in coming, with increasing energy costs, declining consumer confidence, State budget deficits, and job layoffs at major corporations across the country. With events since the World Trade Center disaster, and expanding conflict in the Middle East, it is difficult to determine what continued impact these changes will have on consumer confidence and the domestic economy or whether the Federal Reserve will continue to adjust interest rates in an effort to control the economy. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events, although the overall economy of California has generally improved over the past several years. San Francisco, the Silicon Valley, and adjacent areas continue to feel the effect of the high-tech decline as occupancy rates drop, along with rental rates of available commercial office space. Occupancy rates for commercial real estate in other parts of the state may also suffer as a result of the drag on the economy. The local economy has been impacted to some degree over the past several years by such things as decreased exports and adverse weather patterns, which has increased worries about the future economic trends in the state. Local unemployment rates, as well as foreclosures in Fresno and Madera counties have increased during the past several years and persist to the current time. Despite the Central Valley's traditionally high unemployment, it is Management’s belief that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state, although this growth may begin to slow as the Federal Reserve seeks to control what it perceives as a potential recession in the economy. Management recognizes increased risk of loss due to the Company's exposure from local and worldwide economic conditions, as well as soft real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the periods indicated.

Table 6. Allowance for Credit Losses - Summary of Activity (unaudited)

                                                                  June 30,          June 30,
  (In thousands)                                                    2003              2002
--------------------------------------------------------------------------------------------------
Total loans outstanding at end of period before
  Deducting allowances for credit losses                          $349,268           $353,371
                                                              ====================================
Average net loans outstanding during period                        351,763           339,678
                                                              ====================================

Balance of allowance at beginning of period                          5,556             4,457
Loans charged off:
  Real estate                                                            0                 0
  Commercial and industrial                                         (1,007)              (18)
  Lease financing                                                      (22)              (67)
  Installment and other                                                (12)              (19)
                                                              ------------------------------------
     Total loans charged off                                        (1,041)             (104)

Recoveries of loans previously charged off:
     Real estate                                                         0                 0
     Commercial and industrial                                          22                15
     Lease financing                                                    22                 1
     Installment and other                                               0                 1
                                                              ------------------------------------
          Total loan recoveries                                         44                17
                                                              ------------------------------------
Net loans charged off                                                 (997)              (87)
Provision charged to operating expense                                 501               865
Balance of allowance for credit losses
   at end of period                                                 $5,060            $5,235
                                                              ====================================

Net loan charge-offs to total average loans (annualized)             0.57%             0.05%
Net loan charge-offs to loans at end of period (annualized)          0.58%             0.05%
Allowance for credit losses to total loans at end of period          1.45%             1.48%
Net loan charge-offs to allowance
   for credit losses (annualized)                                   39.73%             3.35%
Net loan charge-offs to provision
   for credit losses (annualized)                                  199.00%            10.06%

Management believes that the 1.45% credit loss allowance at June 30, 2003 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 7. Nonperforming Assets

                                                   June 30,          December 31,
   (In thousands except footnote)                   2003                2002
------------------------------------------------------------------------------------
Nonaccrual Loans (1)                               $20,022            $15,432
Restructured Loans                                      14                  0
                                               -------------------------------------
   Total nonperforming loans                        20,036             15,432
Other real estate owned                              2,994              9,685
                                               -------------------------------------
     Total nonperforming assets                    $23,030            $25,117
                                               =====================================

Loans past due 90 days or more, still accruing          $0                 $0
                                               =====================================
Nonperforming loans to total gross loans             5.73%               4.42%
                                               =====================================
Nonperforming assets to total gross loans            6.59%               7.20%
                                               =====================================

        (1) Included in nonaccrual loans at December 31, 2002, are restructured loans totaling $21,400.

Five lending relationships make up nearly $17.2 million of the $20.0 million in nonperforming loans reported at June, 30, 2003. All five relationships are considered impaired under FAS 114. In addition, $11.4 million or 56.8% of total nonperforming loans are secured by real estate.

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

Other real estate owned through foreclosure has been reduced significantly during 2003 as the result of both sales, and transfers of properties for other uses. One property totaling more than $5.0 million was sold during the first quarter of 2003, while two additional properties totaling more than $2.7 million were transferred to bank premises during the second quarter of 2003. Those two properties transferred will be used in the Company’s ongoing operations (see Note 4 to the Company’s financial statements).

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at June 30, 2003 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk. The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 68.5% of the Company’s loan portfolio at June 30, 2003. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At June 30, 2003, the Bank had 67.2% of total assets in the loan portfolio and a loan to deposit ratio of 79.2%. Liquid assets at June 30, 2003 include cash and cash equivalents totaling $29.9 million as compared to $31.5 million at December 31, 2002. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $174.3 million at June 30, 2003.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During the six months ended June 30, 2003, dividends paid by the Bank to the parent company totaled $1.9 million dollars. As a bank holding company formed under the Bank Holding Act of 1956, United Security Bancshares is to provide a source of financial strength for its subsidiary bank(s). To help provide financial strength, United Security Bancshares’ trust subsidiary, United Security Bancshares Capital Trust I, completed a $15 million offering in Trust Preferred Securities during July 2001, the proceeds of which were used to purchase Junior Subordinated Debentures of the Company. Of the $14.5 million in net proceeds received by the Company, $13.7 million was used to enhance the liquidity and capital positions of the Bank.

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

The following table sets forth the Company’s and the Bank's actual capital positions at June 30, 2003 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios

                                                  Company            Bank
                                                   Actual            Actual            Minimum
                                               Capital Ratios    Capital Ratios     Capital Ratios
                                            -------------------------------------------------------
Total risk-based capital ratio                     14.02%            13.47%             10.00%
Tier 1 capital to risk-weighted assets             12.50%            12.29%              6.00%
Leverage ratio                                     10.71%            10.53%              5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at June 30, 2003. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

Dividends paid to shareholders by the Company are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution. The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first six months of 2003, the Company has received $1.9 million in cash dividends from the Bank, from which the Company paid $1.5 million in dividends to shareholders.

The Bank as a state-chartered bank is subject to dividend restrictions set forth in California state banking law, and administered by the California Commissioner of Financial Institutions (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. This is not the case with the Bank. Year-to-date dividends of $1.9 million paid to the Company through June 30, 2003 were well within the maximum allowed under those regulatory guidelines, without approval of the Commissioner.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At June 30, 2003 the Bank's qualifying balance with the Federal Reserve was approximately $6.8 million, consisting of vault cash and balances.

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

As part of its overall risk management, the Company pursues various asset and liability management strategies, which may include obtaining derivative financial instruments to mitigate the impact of interest fluctuations on the Company’s net interest margin. During the second quarter of 2003, the Company entered into an interest rate swap agreement with the purpose of minimizing interest rate fluctuations on its interest rate margin and equity.

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge has a notional value of $24.9 million and a duration of approximately 3.5 years. As of June 30, 2003, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately five years. As of June 30, 2003, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $37,000 (net of tax benefit of $25,000). During the six months ended June 30, 2003, $9,000 (net of tax of $6,000) was reclassified from other accumulated comprehensive income into earnings.

Interest rate risk can be measured through various methods including Gap, duration and market value analysis as well as income simulation models. The Company employs each of these methods and refines these processes to make the most accurate measurements possible. The information provided by these calculations is the basis for management decisions in managing interest rate risk.

From the “Gap” report below, the Company is apparently subject to interest rate risk to the extent that its liabilities have the potential to reprice more quickly than its assets within the next year. At June 30, 2003, the Company had a cumulative 12-month Gap of -$8.9 million or -2.0% of total earning assets. Management believes the Gap analysis shown below is not entirely indicative of the Company’s actual interest rate sensitivity, because certain interest-sensitive liabilities would not reprice to the same degree as interest-sensitive assets. For example, if the prime rate were to change by 50 basis points, the floating rate loans included in the $206.7 million immediately adjustable category would change by the full 50 basis points. Interest bearing checking and savings accounts which are also included in the immediately adjustable column probably would move only a portion of the 50 basis point rate change and, in fact, might not even move at all. In addition, many of the floating rate time deposits are at their floors, or have repricing rates below their current floors, which means that they might act as fixed-rate instruments in either a rising or a declining rate environment (although there are only about $4.1 million of these floating-rate time deposits at June 30, 2003). The effects of market value risk have been mitigated to some degree by the makeup of the Bank's balance sheet. Loans are generally short-term or are floating-rate instruments. At June 30, 2003, $269.9 million or 81.9% of the loan portfolio matures or reprices within one year, and only 0.8% of the portfolio matures or reprices in more than 5 years. Total investment securities including call options and prepayment assumptions, have a combined duration of approximately 3.5 years. Nearly $337.6 million or 90.6% of interest-bearing liabilities mature or can be repriced within the next 12 months, even though the rate elasticity of deposits with no defined maturities may not necessarily be the same as interest-earning assets.

The following table sets forth the Company's Gap, or estimated interest rate sensitivity profile based on ending balances as of June 30, 2003, representing the interval of time before earning assets and interest-bearing liabilities may respond to changes in market rates of interest. Assets and liabilities are categorized by remaining interest rate maturities rather than by principal maturities of obligations.

Table 8. Maturities and Interest Rate Sensitivity (Unaudited)

                                                                                                                  June 30, 2003

                                       ----------------------------------------------------------------------------
                                                                After Three   After One
                                                   Next Day But    Months     Year But      After
                                                   Within Three  Within 12   Within Five     Five
   (In thousands)                      Immediately    Months       Months       Years       Years        Total
-------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap:
 Loans (1)                              $206,690      $35,448      $27,720     $57,209       $2,617     $329,684
 Investment securities                                 30,136        7,143      49,379       13,255       99,913
 Interest-bearing deposits in
   other banks                                          6,279        3,165         198                     9,642
 Federal funds sold and reverse repos     12,090                                                          12,090
                                       ----------------------------------------------------------------------------
   Total earning assets                 $218,780      $71,863      $38,028    $106,786      $15,872     $451,329
                                       ============================================================================
 Interest-bearing
  transaction accounts                   $98,300                                                         $98,300
 Savings accounts                         24,973                                                          24,973
 Time deposits  (2)                        4,139      103,170       82,538      35,126           12      224,985
 Federal funds purchased/other
   borrowings                                482                     9,000                                 9,482
 Trust Preferred securities                                         15,000                                15,000
                                       ----------------------------------------------------------------------------
  Total interest-bearing liabilties     $127,894     $103,170     $106,538     $35,126          $12     $372,740
                                       ============================================================================

Interest rate sensitivity gap            $90,886     $(31,307)   $(68,510)     $71,660      $15,860      $78,589
Cumulative gap                           $90,886      $59,579     $(8,931)     $62,729      $78,589
Cumulative gap percentage to
     total earning assets                  20.1%        13.2%        -2.0%       13.9%        17.4%

(1) Loan balance does not include nonaccrual loans of $20.022 million.
(2) See above for discussion of the impact of floating rate CD's.

The Company utilizes a vendor-purchased simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both a 100 and 200 basis point rise and a 100 and 200 basis point fall in interest rates ramped over a twelve month period, with net interest impacts projected out as far as twenty four months. The model is based on the actual maturity and repricing characteristics of the Company's interest-sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment of certain assets and liabilities. Projected net interest income is calculated assuming customers will reinvest maturing deposit accounts and the Company will originate a certain amount of new loans. The balance sheet growth assumptions utilized correspond closely to the Company's strategic growth plans and annual budget. Excess cash is invested in overnight funds or other short-term investments such as U.S. Treasuries. Cash shortfalls are covered through additional borrowing of overnight or short-term funds. The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at June 30, 2003, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at June 30, 2003 and December 31, 2002 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

                               June 30, 2003                           December 31,2002
                  -----------------------------------------------------------------------------------
                   Estimated    Change in     Change in      Estimated    Change in     Change in
    Change in          MV           MV            MV             MV           MV            MV
      Rates        of Equity   of Equity $    of Equity $    of Equity    of Equity $   of Equity %
-----------------------------------------------------------------------------------------------------
 + 200 BP           $43,026     $(1,709)       -3.82          $43,084       $1,628         3.93%
 + 100 BP            44,276        (459)       -1.03%          42,692        1,236         2.98%
     0 BP            44,735           0         0.00%          41,456            0         0.00%
 - 100 BP            43,503      (1,232)       -2.75%          39,709       (1,747)       -4.22%
 - 200 BP            45,678         943         2.11%          42,903        1,447         3.49%

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

(b) Changes in Internal Controls: In the quarter ended June 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 1. Not applicable

Item 2. Not applicable

Item 3. Not applicable

Item 4.

The Company’s Annual Shareholder’s Meeting was held on Wednesday May 21, 2003 in Fresno, California. The shareholders were asked to vote on the election of eight nominees to serve on the Company’s Board of Directors. Such Directors nominate for election will serve on the Board until the 2004 annual meeting of shareholders and until their successors are elected and have been qualified. Votes regarding the election of Directors were as follows:

           Director Nominee                    Votes For              Votes Withheld
 ------------------------------------ --------------------------- ----------------------
     Robert G. Bitter, Pharm. D.              3,927,879                    607
     Stanley J. Cavalla                       3,928,090                    396
     Tom Ellithorpe                           3,928,090                    396
     Ronnie D. Miller                         3,927,879                    607
     Walter Reinhard                          3,928,090                    396
     John Terzian                             3,926,890                  1,596
     Bobbi Thomason                           3,928,090                    396
     Dennis R. Woods                          3,922,090                  6,396

Item 5. Not applicable

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits:

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

        (b) Reports on Form 8-K:

During the quarter ended June 30, 2003, the Company filed the following current reports on Form 8-K:

1) June 25, 2003 (containing a press release declaring a regular quarterly cash dividend), and 2) April 25, 2003 (containing a press release reporting the financial results for the period ended June 30, 2003).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

United Security Bancshares

Date: Augyst 13, 2003	/S/ Dennis R.Woods
Dennis R.Woods
Chairman of the Board and
President

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer