Form 10-Q
period 2003-09-30
UNITED SECURITY BANCSHARES
filed 2003-11-19
CIK 1137547

 Click here for Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________.

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1525 East Shaw Ave., Fresno, California	93710
(Address of principal executive offices)	(Zip Code)

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of October 31, 2003: 5,508,760

UNITED SECURITY BANCSHARES AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10Q FOR THE PERIOD ENDED
SEPTEMBER 30, 2003

TABLE OF CONTENTS

United Security Bancshares and Subsidiaries
Consolidated Statements of Condition - Balance Sheets
September 30, 2003 (unaudited) and December 31, 2002

                                                                         September 30,         December 31,
                                                                             2003                 2002
   (In thousands except shares)                                                                (Restated)
---------------------------------------------------------------------------------------------------------------
Assets
   Cash and due from banks                                                 $18,465              $16,750
   Federal funds sold and securities purchased
    under agreements to resell                                              15,085               14,735
                                                                     ------------------------------------------
      Cash and cash equivalents                                             33,550               31,485

 Interest-bearing deposits in other banks (Note 15)                          7,654                9,449

   Securities available for sale (Note 2)                                   89,128              104,567

   Loans and leases (Note 3)                                               355,305              349,054
     Unearned fees                                                            (637)                (456)
     Allowance for credit losses                                            (5,298)              (5,556)
                                                                     ------------------------------------------
       Net loans                                                           349,370              343,042

   Accrued interest receivable                                               2,376                2,437
   Premises and equipment - net (Note 4)                                     5,255                2,647
   Other real estate owned                                                   2,718                9,685
   Intangible assets                                                         2,035                2,300
   Cash surrender value of life insurance                                    2,596                2,518
   Investment in limited partnership                                         4,779                2,584
   Deferred income taxes                                                     2,131                1,638
   Other assets                                                              6,633                6,964
                                                                     ------------------------------------------
Total Assets                                                              $508,225             $519,316
                                                                     ==========================================

Liabilities & Shareholders' Equity
Liabilities:
   Deposits (Note 5)
     Noninterest-bearing                                                   $86,678              $89,000
     Interest-bearing                                                      347,002              334,987
                                                                     ------------------------------------------
        Total deposits                                                     433,680              423,987

   Federal funds purchased and securities sold
       under agreements to repurchase (Note 6)                              10,000               35,400
   Other borrowings (Note 6)                                                   415                  650
   Accrued interest payable                                                    582                1,203
   Accounts payable and other liabilities                                    3,780                2,515
   Company obligated mandatorily redeemable cumulative trust
     preferred securities of subsidiary trust holding solely junior
     subordinated debentures (Trust Preferred securities) (Note 7)          15,000               15,000
                                                                     ------------------------------------------
        Total liabilities                                                  463,457              478,775

Commitments and Contingent Liabilities (Note 3)

Shareholders' Equity (Note 12):
   Common  stock, no par value
     10,000,000 shares authorized, 5,508,760 and 5,406,666
      issued and outstanding, in 2003 and 2002, respectively                18,217               17,553
   Retained earnings                                                        26,693               22,576
   Unearned ESOP shares                                                       (374)                (609)
   Accumulated other comprehensive income (Notes 11 and 14)                    232                1,041
                                                                     ------------------------------------------
          Total shareholders' equity                                        44,768               40,561
                                                                     ------------------------------------------
Total liabilities and shareholders' equity                                $508,225             $519,316
                                                                     ==========================================
      See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
Periods Ended September 30, 2003 and 2002 (unaudited)

                                                               Quarter Ended Sept 30,        Nine Months Ended Sept 30,
   (In thousands except shares and EPS)                         2003            2002            2003            2002
---------------------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans, including fees                                        $6,022          $6,186         $17,310         $18,367
   Investment securities - AFS - taxable                           796           1,037           2,347           2,685
   Investment securities - AFS - nontaxable                         32              34             100             105
   Federal funds sold and securities purchased
     under agreements to resell                                      8             126              85             259
   Interest on deposits in other banks                             129              34             268              37
                                                           ----------------------------------------------------------------
        Total interest income                                    6,987           7,417          20,110          21,453
Interest Expense:
   Interest on deposits                                          1,374           2,191           4,569           6,480
   Interest on other borrowings                                    256             605           1,112           1,726
                                                           ----------------------------------------------------------------
         Total interest expense                                  1,630           2,796           5,681           8,206
                                                           ----------------------------------------------------------------
Net Interest Income Before
   Provision for Credit Losses                                   5,357           4,621          14,429          13,247
Provision for Credit Losses (Note 3)                               371             325             872           1,189
                                                           ----------------------------------------------------------------
Net Interest Income                                              4,986           4,296          13,557          12,058
Noninterest Income:
   Customer service fees                                           964           1,047           2,830           2,991
   Loss on sale of securities                                        0             (2)            (24)            (24)
   Gain on sale of loans                                           (3)               0              22               0
   Gain on sale of other real estate owned                          15               0              69               4
   Gain on sale of CD's                                            189               0             169               0
   Shared appreciation income                                    1,032             252           1,438             252
   Other                                                           107              12             380             486
                                                           ----------------------------------------------------------------
        Total noninterest income                                 2,304           1,309           4,884           3,709
Noninterest Expense:
   Salaries and employee benefits                                1,295           1,312           3,863           3,719
   Occupancy expense                                               494             468           1,267           1,395
   Data processing                                                 125             136             388             414
   Professional fees                                               247             215             722             592
   Director fees                                                    46              52             138             153
   Amortization of intangibles                                      88              90             265             270
   Correspondent bank service charges                               70              73             215             218
   Other                                                         1,112             582           2,165           1,445
                                                           ----------------------------------------------------------------
        Total noninterest expense                                3,477           2,928           9,023           8,206
                                                           ----------------------------------------------------------------
Income Before Taxes on Income                                    3,813           2,677           9,418           7,561
Taxes on Income                                                  1,165             801           2,913           2,249
                                                           ----------------------------------------------------------------
Net Income                                                      $2,648          $1,876          $6,505          $5,312
                                                           ================================================================
Other comprehensive income, net of tax (Note 14):
 Unrealized (loss) gain on available for sale securities
  - net income tax (benefit)of $(349), $271, $(493) and $709      (631)            407            (810)          1,064
                                                           ----------------------------------------------------------------
Comprehensive Income
                                                                $2,017          $2,283          $5,695          $6,376
                                                           ================================================================
Net Income per common share (Note 10)
  Basic                                                          $0.49           $0.35           $1.19           $0.98
                                                           ================================================================
  Diluted                                                        $0.48           $0.34           $1.18           $0.97
                                                           ================================================================
Shares on which net income per common share
  were based (Note 10)
  Basic                                                        5,443,228       5,396,553       5,443,228       5,396,553
                                                           ================================================================
  Diluted                                                      5,497,868       5,487,885       5,497,868       5,487,885
                                                           ================================================================
     See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Periods Ended September 30, 2003

                                                   Common stock   Common stock                                Accumulated
                                                 ------------------------------                                  Other
                                                     Number                       Retained       Unearned    Comprehensive
   (In thousands except shares)                    of Shares        Amount        Earnings     ESOP Shares   Income (Loss)      Total
-------------------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2002                             5,397,298      $18,239        $18,582         $(873)         $111          $36,059

  Director/Employee stock options exercised            57,100          401                                                         401
  Tax benefit of stock options exercised                                 4                                                           4
  Net changes in unrealized gain
    (loss) on available for sale securities
    (net of income tax of $709 )                                                                                1,064            1,064
  Dividends on common stock ($0.39 per share)                                      (2,129)                                      (2,129)
  Repurchase and cancellation of common shares        (37,076)        (625)                                                       (625)
  Release of unearned ESOP shares                      11,808           (2)                         209                            207
  Net Income                                                                        5,312                                        5,312
                                                 ------------------------------------------------------------------------------------------
Balance September 30, 2002 (unaudited)              5,429,130       18,017         21,765          (664)        1,175           40,293

  Director/Employee stock options exercised             1,700           15                                                          15
  Tax benefit of stock options exercised                                 3                                                           3
  Net changes in unrealized gain
    (loss) on available for sale securities
    (net of income tax benefit of $89 )                                                                          (134)            (134)
  Dividends on common stock ($0.13 per share)                                                                    (710)            (710)
  Repurchase and cancellation of common shares        (27,600)        (482)                                                       (482)
  Release of unearned ESOP shares                       3,436                                         55                            55
  Net Income                                                                        1,521                                        1,521
                                                 ------------------------------------------------------------------------------------------
Balance December 31, 2002 (Restated)                5,406,666       17,553         22,576           (609)       1,041           40,561

  Director/Employee stock options exercised           123,800        1,293                                                       1,293
  Tax benefit of stock options exercised                                62                                                          62
  Net changes in unrealized gain
    (loss) on available for sale securities
    (net of income tax benefit of $343)                                                                          (514)            (514)
  Net changes in unrealized gain
    (loss) on interest rate swaps
    (net of income tax benefit of $150)                                                                          (295)            (295)
  Dividends on common stock ($0.435 per share)                                     (2,388)                                      (2,388)
  Repurchase and cancellation of common shares        (34,961)        (691)                                                       (691)
  Release of unearned ESOP shares                      13,255                                        235                           235
  Net Income                                                                        6,505                                        6,505
                                                 ------------------------------------------------------------------------------------------
Balance September 30, 2003 (unaudited)              5,508,760      $18,217        $26,693          $(374)        $232          $44,768
                                                 ==========================================================================================
  See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Periods Ended September 30, 2003 and 2002 (unaudited)

   (In thousands)                                                             2003                  2002
---------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net income                                                                 $6,505                $5,312
  Adjustments to reconcile net earnings to cash
    provided by operating activities:
     Provision for credit losses                                                872                 1,189
     Depreciation and amortization                                              742                   910
     Amortization of investment securities                                      236                   312
     Loss on sale of securities                                                  24                    24
     Decrease in accrued interest receivable                                     60                   973
     Decrease in accrued interest payable                                      (621)                  (85)
     Increase (decrease) in unearned fees                                       181                  (324)
     Increase in income taxes payable                                           412                   137
     (Increase) decrease in accounts payable and accrued liabilities            (46)                  149
     Write-down of other investments                                              0                    40
     Write-down of other real estate owned                                      403                   132
     Gain on sale of other real estate owned                                    (69)                   (4)
     Gain on sale of loans                                                      (22)                    0
     Gain on sale of interest-bearing deposits with banks                      (169)                    0
     Gain on sale of assets                                                      (1)                  (10)
     Increase in surrender value of life insurance                              (78)                  (81)
     Loss in limited partnership interest                                       187                   172
     Net decrease (increase) in other assets                                    296                   (92)
                                                                       --------------------------------------------
  Net cash provided by operating activities                                   8,912                 8,754

Cash Flows From Investing Activities:
  Net decrease (increase) in interest-bearing deposits with banks             1,795                (7,012)
  Purchases of  available-for-sale securities                               (51,879)              (95,685)
  Net redemption (purchase) of FHLB/FRB and other bank stock                  1,026                  (307)
  Maturities and calls of available-for-sale securities                      33,200                44,245
  Proceeds from sales of available-for-sale securities                       33,000                     0
  Investment in limited partnership                                          (2,382)                    0
  Net increase in loans                                                     (10,079)              (32,566)
  Cash proceeds from sales of loans                                           5,529                     0
  Cash proceeds from sales of foreclosed leased assets                          545                     0
  Proceeds from sales of other real estate owned                                391                   420
  Capital expenditures for premises and equipment                              (358)                 (298)
  Cash proceeds from sales of premises and equipment                              1                    15
                                                                       --------------------------------------------
  Net cash provided by (used in) investing activities                        10,789               (91,188)

Cash Flows From Financing Activities:
  Net increase in demand deposit
    and savings accounts                                                     14,100                22,481
  Net (decrease) increase in certificates of deposit                         (4,407)               47,393
  Net (decrease) increase in repurchase agreements                          (25,400)                7,900
  Director/Employee stock options exercised                                   1,293                   401
  Repurchase and retirement of common stock                                    (691)                 (625)
  Repayment of ESOP borrowings                                                 (235)                 (209)
  Payment of dividends on common stock                                       (2,296)               (2,043)
                                                                       --------------------------------------------
  Net cash (used in) provided by financing activities                       (17,636)               75,298
                                                                       --------------------------------------------
Net increase (decrease) in cash and cash equivalents                          2,065                (7,136)
Cash and cash equivalents at beginning of period                             31,485                29,255
                                                                       --------------------------------------------
Cash and cash equivalents at end of period                                  $33,550               $22,119
                                                                       ============================================
See notes to financial statements

United Security Bancshares and Subsidiaries - Notes to Consolidated Financial Statements - (Unaudited)

Significant Accounting Development

In conjunction with a regulatory examination by the Federal Reserve Bank of San Francisco (the “FRB”) during the fourth quarter of 2002, a question was raised concerning the United Security Bank’s (the “Bank”) accounting treatment for certain Certificates of Deposit included in total deposits and, Investment Certificates of Deposit classified as interest-bearing assets in other banks, included in total assets. The FRB disagreed with the accounting treatment, in part because the Bank’s recorded book value of the interesting-bearing assets was greater than the recorded book value of the issuing bank. The FRB considered the differential to be a fee paid to the financial intermediary by the Bank, and the fees directly related to the retention of the deposits. Therefore, the FRB considered the fees a cost of obtaining the funding that should be charged to interest expense. In an effort to determine proper accounting treatment, the Bank submitted the matter to the Securities and Exchange Commission (“SEC”) in July 2003. The SEC ultimately agreed with accounting for the CD’s in accordance with the methods proposed by the FRB.

As a result of the forgoing, United Security Bancshares’ 10K for the year 2002 will be restated from the amounts previously reported to reflect the timing differences in the Company’s financial statements. This report on Form 10Q reflects the impact of this restatement for all periods presented. Additional information regarding the restatement is provided in Note 15.

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

2. Securities Available for Sale

Following is a comparison of the amortized cost and approximate fair value of securities available for sale for the periods ended September 30, 2003 and December 31, 2002:

                                         --------------------------------------------------------------------
   (In thousands)                                              Gross            Gross          Fair Value
                                            Amortized        Unrealized       Unrealized       (Carrying
September 30, 2003:                            Cost            Gains            Losses          Amount)
                                         --------------------------------------------------------------------
U.S. Government agencies                      $68,650             $939           $(252)          $69,337
U.S. Government agency
  collateralized mortgage obligations              57                3               0                60
Obligations of state and
  political subdivisions                        2,614              159               0             2,773
Other debt securities                          16,929               29               0            16,958
                                         --------------------------------------------------------------------
                                              $88,250           $1,130           $(252)          $89,128
                                         ====================================================================
December 31, 2002:
U.S. Government agencies                      $63,794           $1,570              $0           $65,364
U.S. Government agency
  collateralized mortgage obligations              84                4               0                88
Obligations of state and
  political subdivisions                        2,795              178               0             2,973
Other debt securities                          36,158                5             (21)           36,142
                                         --------------------------------------------------------------------
                                             $102,831           $1,757            $(21)         $104,567
                                         ====================================================================

Included in other debt securities at September 30, 2003, are a short-term government securities mutual fund totaling $8.0 million, and Trust Preferred securities pools totaling $8.9 million. Included in other debt securities at December 31, 2002, is a short-term government securities mutual fund totaling $10.0 million, a Trust Preferred securities pool totaling $3.1 million, and a money market mutual fund totaling $23.0 million. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were realized losses on calls of available-for-sale securities totaling $24,000 during both the nine-month periods ended September 30, 2003 and 2002.

The amortized cost and fair value of securities available for sale at September 30, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           September 30, 2003
                                                ------------------------------------------
                                                     Amortized            Fair Value
  (In thousands)                                        Cost          (Carrying Amount)
------------------------------------------------------------------------------------------
Due in one year or less                                $8,096               $8,099
Due after one year through five years                  58,141               58,418
Due after five years through ten years                    261                  278
Due after ten years                                    21,695               22,273
Collateralized mortgage obligations                        57                   60
                                                ------------------------------------------
                                                      $88,250              $89,128
                                                ==========================================

Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

At September 30, 2003 and December 31, 2002, available-for-sale securities with an amortized cost of approximately $71.3 million and $65.0 million (fair value of $72.1 million and $66.7 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

3. Loans and Leases

Loans include the following:

                                             September 30,       December 31,
   (In thousands)                                2003                2002
----------------------------------------------------------------------------------
Commercial and industrial                      $133,421            $117,293
Real estate - mortgage                           95,945             100,417
Real estate - construction                       86,953              95,024
Agricultural                                     18,542              16,877
Installment/other                                 7,552               7,811
Lease financing                                  12,892              11,632
                                          ----------------------------------------
Total Loans                                    $355,305            $349,054
                                          ========================================

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 37.6% of total loans at September 30, 2003 and have a high degree of industry diversification. A substantial portion of the commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 27.0% of total loans at September 30, 2003, are secured by trust deeds on primarily commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

Real estate construction loans, representing 24.5% of total loans at September 30, 2003, consist of loans to residential contractors, which are secured by single family residential properties. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions.

Agricultural loans represent 5.2% of total loans at September 30, 2003 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Lease financing loans, representing 3.6% of total loans at September 30, 2003, consist of loans to small businesses, which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

At September 30, 2003, loans over 90 days past due and still accruing totaled $29,000. There were no loans over 90 days past due and still accruing at December 31, 2002. Nonaccrual loans totaled $19.5 million and $15.4 million at September 30, 2003 and December 31, 2002, respectively.

An analysis of changes in the allowance for credit losses is as follows:

                                                 September 30,    December 31,    September 30,
   (In thousands)                                    2003             2002            2002
-------------------------------------------------------------------------------------------------
Balance, beginning of year                          $5,556           $4,457          $4,457
Provision charged to operations                        872            1,963           1,189
Losses charged to allowance                         (1,178)            (933)           (152)
Recoveries on loans previously charged off              48               69              29
                                                -------------------------------------------------
Balance at end-of-period                            $5,298           $5,556          $5,523
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

At September 30, 2003 and 2002, the Company's recorded investment in loans for which impairment has been recognized totaled $18.9 million and $14.4 million, respectively. Included in this amount is $7.6 million and $8.6 million of impaired loans for which the related specific allowance is $692,000 and $1,352,000, as well as $11.3 million and $5.9 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $17.9 million and $10.2 million for the nine-month periods ended September 30, 2003 and 2002, respectively. At December 31, 2002, the Company's recorded investment in loans for which impairment has been recognized totaled $15.3 million. Included in this amount is $8.4 million of impaired loans for which the related specific allowance is $1.3 million, as well as $6.9 million of impaired loans that as a result of write-downs or the fair value of the collateral did not have a specific allowance. The average recorded investment in impaired loans was $11.3 million for the year ended December 31, 2002. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the nine months ended September 30, 2003 and year ended December 31, 2002, the Company recognized $4,000 and $3,000 on such loans, respectively. For the nine months ended September 30, 2002, the Company recognized no income on such loans.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At September 30, 2003 and December 31, 2002 these financial instruments include commitments to extend credit of $144.7 million and $114.2 million, respectively, and standby letters of credit of $1,271,000 and $814,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the bank has in off-balance sheet financial instruments.

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

5. Deposits

Deposits include the following:

                                                 September 30,       December 31,
   (In thousands)                                     2003                2002
--------------------------------------------------------------------------------------
Noninterest bearing deposits                        $86,678             $89,000
Interest bearing deposits:
  NOW and money market accounts                     112,493             100,199
  Savings accounts                                   25,266              21,138
  Time deposits:
   under $100,000                                    75,370              85,564
   $100,000 and over                                133,873             128,086
                                              ----------------------------------------
Total interest bearing deposits                     347,002             334,987
                                              ----------------------------------------
Total deposits                                     $433,680            $423,987
                                              ========================================

At September 30, 2003, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

   (In thousands)
--------------------------------------------------------------------------------
One year or less                                                 $176,512
More than one year, but less than or equal to two years            22,939
More than two years, but less than or equal to three years          8,391
More than three years, but less than or equal to four years           528
More than four years, but less than or equal to five years            861
More than five years                                                   12
                                                             -------------------
                                                                 $209,243
                                                             ===================

6. Short-term Borrowings/Other Borrowings

At September 30, 2003, the Company had collateralized and uncollateralized lines of credit aggregating $147.6 million, as well as FHLB lines of credit totaling $ 47.5 million. Advances on the FHLB lines of credit totaled $10.0 million at September 30, 2003. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB, securities, and certain qualifying mortgage loans. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

The Company had collateralized and uncollateralized lines of credit with aggregating $157.5 million, as well as FHLB lines of credit totaling $ 36.7 million at December 31, 2002. Advances on the FHLB lines of credit totaled $35.4 million at December 31, 2002.

The table below provides further detail of the Company's repurchase agreements and FHLB advances for the periods ended September 30, 2003 and December 31, 2002:

                                                         September 30,       December 31,
  (In thousands)                                             2003                2002
-----------------------------------------------------------------------------------------
Outstanding:
  Average for the period - Repos                               $0                $218
  Average for the period - FHLB advances                  $16,008             $32,398
  Maximum during the period - total borrowings            $35,400             $35,400
Interest rates:
  Average for the period - Repos                            ----                1.96%
  Average for the period - FHLB advances                    4.18%               4.24%
  Average at period end - Repos                             ----                ----
  Average at period end - FHLB advances                     1.19%               4.17%

On June 20, 2000, the Company’s ESOP entered into an agreement with a correspondent bank to establish a $1.0 million unsecured revolving line of credit with a variable rate of prime plus 100 basis points and maturity of June 20, 2005. The loan is guaranteed by the Company. Advances on the line totaled $415,000 at September 30, 2003.

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

Issuance costs of $495,000 related to the Trust Preferred Securities were deferred at the time of issuance and will be amortized over the 30-year life of the securities. Interest expense on the Trust Preferred Securities totaled $585,000 and amortization expense totaled $12,000 for the nine months ended September 30, 2003.

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

The following table sets forth the Company's and the Bank's actual capital positions at the periods presented:

                                                 September 30,     December 31,     September 30,
                                                     2003              2002              2002
------------------------------------------------------------------------------------------------
Company:
  Total Capital (to Risk Weighted Assets)            14.13%            13.20%            12.24%
  Tier I Capital (to Risk Weighted Assets)           12.78%            11.40%            10.67%
  Tier I Capital (to Average Assets)                 11.30%             9.54%             9.28%

Bank:
  Total Capital (to Risk Weighted Assets)            13.72%            12.74%            12.07%
  Tier I Capital (to Risk Weighted Assets)           12.53%            11.49%            10.84%
  Tier I Capital (to Average Assets)                 11.04%             9.61%             9.39%

As of September 30, 2003 and December 31, 2002, the most recent notifications from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total capital and Tier 1 capital (as defined) to risk-based assets (as defined), and a minimum leverage ratio of Tier 1 capital to average assets (as defined) as set forth in the proceeding discussion. There are no conditions or events since the notification that management believes have changed the institution’s category.

Under regulatory guidelines, the $15 million in Trust Preferred Securities issued in July of 2001 will qualify as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities will qualify as Tier 2 capital.

Dividends - Subsequent to the Reorganization on June 12, 2001, dividends paid to shareholders have been paid by the bank holding company, subject to restrictions set forth in the California General Corporation Law. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. Year-to-date as of September 30, 2003, the Company has received $2.1 million in cash dividends from the Bank, from which the Company has paid $2.3 million in dividends to shareholders.

Under California state banking law, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the California State Department of Financial Institutions, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. Year-to-date, the Bank has paid dividends of $2.1 million to the Company, which was well within dividend distributions allowed without prior approval.

9. Supplemental Cash Flow Disclosures

                                                         Nine Months Ended Sept 30,
   (In thousands)                                         2003                2002
----------------------------------------------------------------------------------------------
Cash paid during the period
for:
   Interest                                              $6,302              $8,291
   Income Taxes                                           2,441               2,109
Noncash investing activities:
   Loans transferred to foreclosed property               1,554               5,030
   Dividends declared not paid                              802                 711

10. Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

                                                              Nine Months Ended September 30,
   (In thousands except earnings per share data)                  2003               2002
--------------------------------------------------------------------------------------------------
Net income available to common shareholders                      $6,505             $5,312

Weighted average shares issued                                    5,472              5,442
   Less: unearned ESOP shares                                       (29)               (45)
                                                         -----------------------------------------
Weighted average shares outstanding                               5,443              5,397
   Add: dilutive effect of stock options                             55                 91
                                                         -----------------------------------------
Weighted average shares outstanding
   adjusted for potential dilution                                5,498              5,488
                                                         =========================================

Basic earnings per share                                          $1.19              $0.98
                                                         =========================================
Diluted earnings per share                                        $1.18              $0.97
                                                         =========================================

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

The amortizing hedge has a remaining notional value of $23.9 million and a duration of approximately 3.5 years. As of September 30, 2003, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately five years. As of September 30, 2003, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $295,000 (net of tax benefit of $150,000). During the nine months ended September 30, 2003, $70,000 was reclassified from other accumulated comprehensive income into earnings.

12. Common Stock Repurchase Plan

During August 2001, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to 280,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. The duration of the program is open-ended and the timing of the purchases will depend on market conditions. During the nine months ended September 30, 2003, the Company repurchased 34,961 shares for a total of $691,000. During the years ended December 31, 2002 and 2001, the Company repurchased 64,676 and 115,786 shares for a total of $1.9 million and $1.1 million, respectively. The repurchased shares were subsequently retired.

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

                                                      Period Ended September 30,
------------------------------------------------------------------------------------
  (In thousands except earnings per share)               2003            2002
------------------------------------------------------------------------------------
Net income, as reported                                 $6,505          $5,312
Deduct: Total stock-based employee
  Compensation expense determined under fair
   value based method for all awards, net of
    related tax effects                                     (9)            (14)
                                                   ---------------------------------
Pro forma net income                                    $6,496          $5,298
                                                   =================================
Earnings per share:
   Basic - as reported                                  $1.19            $0.98
                                                   =================================
   Basic - pro forma                                    $1.18            $0.97
                                                   =================================
   Diluted - as reported                                $1.19            $0.98
                                                   =================================
   Diluted - pro forma                                  $1.18            $0.97
                                                   =================================

14. Other Comprehensive Income

The following table provides a reconciliation of the amounts included in comprehensive income:

                                                                   Nine Months Ended Sept 30,
-----------------------------------------------------------------------------------------------
  (In thousands)                                                       2003           2002
-----------------------------------------------------------------------------------------------
Unrealized (loss) gain on available-for-sale securities:
  Unrealized (loss) gain on sale  securities - net income
    tax benefit of $353, and $98                                      $(529)          $(149)
  Less: Reclassification adjustment for loss on sale of
    available-for-sale securities included in net income -
     net income tax benefit of $10, and $10                              15              15
                                                                  ------------------------------
   Net unrealized (loss) gain on available-for-sale securities
      net income tax benefit of $343, and $89                         $(514)           $(134)
                                                                  ==============================

Unrealized loss on interest
rate swaps:
  Unrealized losses arising during period - net income tax
    benefit of $150                                                   $(225)            --
  Less: reclassification adjustments to interest income                 (70)            --
                                                                  ------------------------------
    Net change in unrealized loss on interest rate swaps -
      net of income tax benefit $150                                  $(295)            --
                                                                  ==============================

15. Restatement

In May of 2002, the Bank entered into a Funds Agreement with a financial intermediary which provided that the Bank would agree to issue FDIC insured certificates of deposit in the amount of $99,000 each for terms of 3, 6 or 12 months at specified rates and would invest in one reinvestment CD for every $594,000 (6) certificates issued (classified as interest-bearing deposits in other banks). From May 2002 through December 2002, the Bank purchased approximately 100 of these reinvestment CDs at a cost of approximately $10,000,000. The reinvestment CDs had terms of 5 - 7 years with no early withdrawal penalty if liquidated after one year, and accrued interest to be paid at maturity.

Following an examination by the Federal Reserve Bank of San Francisco (“FRB”), the Bank was asked to provide additional details of the transactions for the reinvestment CD’s. The Bank provided the requested information and the FRB, after reviewing it, disagreed with the accounting treatment, in part because the Bank’s recorded book value was greater than the recorded book value of the issuing bank.

The FRB considered the differential to be a fee paid to the financial intermediary by the Bank and the fees directly related to the retention of the deposits. The FRB’s position is that the “premium” paid by the Bank is a cost of funding the deposit liabilities. Therefore, the FRB considered the fees a cost of obtaining the funding that should be charged to interest expense. The FRB proposed that the fees be charged to interest expense either immediately or over the life (six to twelve months) of the related deposits, and that the Bank accrue interest on the reinvestment CD assets at a higher rate. The Bank has decided to immediately charge the differential between the Bank’s book value and the recorded value of the issuing bank to interest expense.

Each depository recorded the reinvestment CDs at their present value utilizing different discount rates and the future value of the reinvestment CD’s will be equal at maturity. The Bank’s view of the transaction was based on events that regularly occur in the fixed income marketplace. The Bank accounted for these reinvestment CDs similar to a debt security, specifically a zero coupon bond using the effective interest method to recognize interest income over the life of the CD at the market rate for these instruments.

In an effort to determine proper accounting treatment, the Bank submitted the matter to the Securities and Exchange Commission (“SEC”) in July 2003. The SEC ultimately agreed with accounting for the CD’s in accordance with the methods proposed by the FRB.

As a result, the Company has restated its financial statements for the year ended December 31, 2002, and has correspondingly adjusted its year-to-date financial statements as of September 30, 2003. The 2002 restatement resulted in changes to the Company’s net financials for December 31, 2002 as follows; interest-bearing deposits in other banks were reduced by $775,000 from $10,224,000 to $9,449,000 with a corresponding decrease in net interest income before provision for credit losses from $17,975,000 to $17,200,000. Income tax expense was decreased by approximately $238,000 to reflect the tax effect of the lower net interest income and income tax liabilities were decreased by the same amount. The change to net income was $538,000 for year the year ended December 31, 2002. As a result, shareholders equity was reduced from $41,099,000 to $40,561,000.

The 2003 adjustments made to the September 30, 2003 financial statements reflect additional year-to-date net income of $196,000. Because the reinvestment CD’s were adjusted to a lower carrying value at December 31, 2002, they accrued interest at a higher rate from that point on. In addition, realized losses on sales of certain reinvestment CD’s during the second and third quarters of 2003 had to be adjusted to account for the difference in carrying value of those assets. The net impact of those adjustments on a quarterly basis was to increase net income by $19,000 (net taxes of $10,000) for the quarter ended March 31, 2003, increase net income by $70,000 (net taxes of $36,000) for the quarter ended June 30, 2003, and increase net income by $107,000 (net taxes of $55,000) for the quarter ended September 30, 2003. Management considers the impact to the first and second quarters of 2003 to be immaterial, and as a result, financial statements for those periods will not be restated. The net cumulative impact to Shareholders’ Equity from the 2002 restatement and 2003 adjustments was a decrease of Shareholders’ Equity of $342,000.

The adjustments represent a timing difference, and will have no permanent affect on income or shareholders equity. The net adjustment of $342,000 to shareholder’s equity through September 30, 2003 will continue to dissipate over the remaining life of the CD’s. Once all CD’s have matured, the adjustment reaches zero. Generally, the affect of the adjustments reduces income and equity in 2002 and increases income and equity thereafter until maturity. Tax rate changes, tax law changes or selling the CD’s prior to maturity could result in other differences.

The following condensed financial statements provide the effects of the restatement of the Company’s financial statements for the period ended December 31, 2002:

United Security Bancshares
Condensed Financial Statements
December 31, 2002
(dollars in 000's)

                                                                      Previously
                                                                       Reported            Restated
                                                                  ---------------------------------------
Assets
 Cash and due from banks                                                 $16,750            $16,750
 Federal funds sold and securities purchased
   under agreements to resell                                             14,735             14,735
                                                                  ---------------------------------------
     Cash and cash equivalents                                            31,485             31,485

 Interest-bearing deposits in other banks                                 10,224              9,449
 Total Investment Securities                                             104,567            104,567
 Loans and leases  - Net                                                 343,042            343,042
 Total Other assets                                                       30,773             30,773
                                                                  ---------------------------------------
Total Assets                                                            $520,091           $519,316
                                                                  =======================================

Liabilities & Shareholders' Equity
Liabilities:
 Total deposits                                                         $423,987           $423,987
 Federal funds purchased and securities sold
   under agreements to repurchase                                         35,400             35,400
 Other borrowings                                                            650                650
 Other liabilities                                                         3,955              3,718
 Company obligated mandatorily redeemable cumulative trust
   preferred securities of subsidiary trust holding solely
    junior subordinated debentures (Trust Preferred securities)           15,000             15,000
                                                                  ---------------------------------------
     Total liabilities                                                   478,992            478,755

  Total shareholders' equity                                              41,099             40,561
                                                                  ---------------------------------------
Total liabilities and shareholders' equity                              $520,091           $519,316
                                                                  =======================================

                                                                      Previously
For the Year ended December 31, 2002:                                  Reported            Restated
                                                                  ---------------------------------------
Interest income                                                          $28,672            $28,716
Interest expense                                                          10,697             11,516
                                                                  ---------------------------------------
  Net interest income                                                     17,975             17,200
Provision for loan losses                                                  1,963              1,963
                                                                  ---------------------------------------
  Net interest income after provision                                     16,012             15,237

Noninterest income                                                         5,368              5,368
Noninterest expense                                                       10,860             10,860
                                                                  ---------------------------------------
  Income before taxes                                                     10,520              9,745
Taxes on income                                                            3,149              2,912
                                                                  ---------------------------------------
  Net income                                                              $7,371             $6,833
                                                                  =======================================

Net Income per common share
  Basic                                                                    $1.36              $1.27
                                                                  =======================================
  Diluted                                                                  $1.34              $1.25
                                                                  =======================================
Shares on which net income per common share
  were based
  Basic                                                                   5,400,751          5,400,751
                                                                  =======================================
  Diluted                                                                 5,487,038          5,487,038
                                                                  =======================================

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

Results of Operations

For the nine months ended September 30, 2003, the Company reported net income of $6.5 million or $1.19 per share ($1.18 diluted) as compared to $5.3 million or $0.98 per share ($0.97 diluted) for the nine months ended September 30, 2002. The Company’s return on average assets was 1.70% for the nine-month-period ended September 30, 2003 as compared to 1.45% for the nine-month-period ended September 30, 2002. The Bank’s return on average equity was 20.44% for the nine months ended September 30, 2003 as compared to 18.68% for the same nine-month period of 2002.

Net Interest Income

Net interest income, the most significant component of earnings, is the difference between the interest and fees received on earning assets and the interest paid on interest-bearing liabilities. Earning assets consist primarily of loans, and to a lesser extent, investments in securities issued by federal, state and local authorities, and corporations. These earning assets are funded by a combination of interest-bearing and noninterest-bearing liabilities, primarily customer deposits and short-term and long-term borrowings. Net interest income before provision for credit losses totaled $14.4 million for the nine months ended September 30, 2003, representing an increase of $1.2 million or 8.9% when compared to the $13.2 million reported for the same nine months of the previous year. The increase in net interest income between 2002 and 2003 is primarily the result of significant growth in earning assets, which was enhanced by a significant decline in the Company’s cost of interest-bearing liabilities.

The Bank's net interest margin, as shown in Table 1, increased to 4.11% at September 30, 2003 from 3.96% at September 30, 2002, an increase of 15 basis points (100 basis points = 1%) between the two periods. Market rates of interest decreased between the nine-month periods ended September 30, 2002 and 2003. The prime rate averaged 4.16% for the nine months ended September 30, 2003 as compared to 4.75% for the comparative nine months of 2002. The effect of market rate declines between those two periods was mitigated to a large degree as the result of significantly lower repricing of interest-bearing liabilities.

Table 1. - Distribution of Average Assets, Liabilities and Shareholders' Equity:
Interest rates and Interest Differentials
Periods Ended September 30, 2003 and 2002

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
                                              -------------------------------------------------------------------------------
     (dollars in thousands)                     Average                    Yield/      Average                     Yield/
                                                Balance      Interest       Rate       Balance      Interest        Rate
-----------------------------------------------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
  Loans (1)                                    $354,807   $17,310           6.52%      $342,755       $18,367        7.16%
  Investment Securities - taxable                93,228     2,347           3.37%        79,128         2,685        4.54%
  Investment Securities - nontaxable (2)          2,724       100           4.91%         2,921           105        4.81%
  Interest on deposits in other banks             8,871       268           4.04%         1,467            37        3.37%
  Federal funds sold  and reverse repos           9,594        85           1.18%        20,242           259        1.71%
                                              -------------------------------------------------------------------------------
     Total interest-earning assets              469,224   $20,110           5.73%       446,513       $21,453        6.42%
                                                         ==========================               ===========================
Allowance for possible loan losses               (5,334)                                 (5,134)

Noninterest-bearing assets:
  Cash and due from banks                        17,914                                  17,342
  Premises and equipment, net                     3,483                                   2,888
  Accrued interest receivable                     2,241                                   2,983
  Other real estate owned                         4,898                                   9,100
  Other assets                                   17,709                                  15,360
                                              -------------                          -------------
    Total average assets                       $510,135                                $489,052
                                              =============                          =============
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
  NOW accounts                                $30,280      $113             0.50%       $26,777          $161        0.80%
  Money market accounts                        71,223       802             1.51%        57,926           837        1.93%
  Savings accounts                             23,330        95             0.54%        19,747           129        0.87%
  Time deposits                               218,052     3,559             2.18%       219,298         5,353        3.26%
  Other borrowings                             17,528       514             3.92%        32,595         1,045        4.29%
  Trust Preferred securities                   15,000       598             5.33%        15,000           681        6.07%
                                            -------------------------------------------------------------------------------
     Total interest-bearing liabilities       375,413    $5,681             2.02%       371,343        $8,206        2.95%
                                                        ==========================               ==========================
Noninterest-bearing liabilities:
  Noninterest-bearing checking                 89,172                                    77,137
  Accrued interest payable                        760                                     1,113
  Other liabilities                             2,250                                     1,446
                                             -------------                          -------------
       Total Liabilities                      467,595                                   451,039

Total shareholders' equity                     42,540                                    38,013
                                             -------------                          -------------
  Total average liabilites and
     shareholders' equity                    $510,135                                  $489,052
                                             =============                          =============
Interest income as a percentage
   of average earning assets                                                5.73%                                   6.42%
Interest expense as a percentage
   of average earning assets                                                1.62%                                   2.46%
                                                                       -------------                           -------------
Net interest margin                                                         4.11%                                   3.96%
                                                                       =============                           =============
(1)	Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $1,303,000 and $1,039,000 for the nine months ended Septemnber 30, 2003 and 2002, respectively.
(2)	Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis because they are not material to the Company’s results of operations.

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

Table 2. Rate and Volume Analysis

                                                   Increase (decrease) in the Nine months ended
                                                     Sept 30, 2003 compared to Sept 30, 2002
                                                  -----------------------------------------------
   (In thousands)                                      Total           Rate          Volume
-------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
  Loans                                              $(1,057)        $(1,687)         $630
  Investment securities                                 (343)           (768)          425
  Interest-bearing deposits in other banks               231             (29)          260
  Federal funds sold and securities purchased
     under agreements to resell                         (174)            (64)         (110)
                                                  -----------------------------------------------
      Total interest income                           (1,343)         (2,548)        1,205

Increase (decrease) in interest expense:
  Interest-bearing demand accounts                       (83)           (260)          177
  Savings accounts                                       (34)            (55)           21
  Time deposits                                       (1,794)         (1,764)          (30)
  Other borrowings                                      (531)            (83)         (448)
  Trust Preferred securities                             (83)            (83)            0
                                                  -----------------------------------------------
     Total interest expense                           (2,525)         (2,245)         (280)
                                                  -----------------------------------------------
Increase in net interest income                       $1,182           $(303)       $1,485
                                                  ===============================================

For the nine months ended September 30, 2003, total interest income decreased approximately $1.3 million or 6.3% as compared to the months ended September 30, 2002. The change is attributable primarily to a substantial increase in earning assets, which was more than offset by the decrease in market rates of interest. Earning asset growth was mostly in investment securities and in loans.

For the nine months ended September 30, 2003, total interest expense decreased approximately $2.5 million or 30.8% as compared to the nine-month period ended September 30, 2002. While average interest-bearing liabilities increased by $4.1 million between the nine-month periods ended September 30, 2003 and 2002, the average rate paid on those liabilities declined by 93 basis points, which more than outweighed in the increase in volume.

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management's continuous credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the nine months ending September 30, 2003 the provision to the allowance for credit losses amounted to $872,000 as compared to $1.2 million for the nine months ended September 30, 2002. The amount provided to the allowance for credit losses during the first nine months brought the allowance to 1.49% of net outstanding loan balances at September 30, 2003, as compared to 1.59% of net outstanding loan balances at December 31, 2002, and 1.52% at September 30, 2002.

Noninterest Income

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers. Noninterest income for the nine months ended September 30, 2003 increased $1.2 million when compared to the same period last year. Customer service fees declined by $161,000 between the two nine-month periods presented, which is attributable to modest declines in checking service charges and overdraft fee income. Shared appreciation income on commercial real estate increased $1.2 million between the two nine-month periods, and was a major contributing factor to the overall increase in noninterest income.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002:

Table 3. Changes in Noninterest Expense

   (In thousands)                                Amount            Percent
-------------------------------------------------------------------------------
Salaries and employee benefits                    $144               3.86%
Occupancy expense                                 (128)             -9.17%
Data processing                                    (26)             -6.25%
Professional fees                                  130              21.85%
Directors fees                                     (15)             -9.41%
Amortization of intangibles                         (5)             -1.58%
Correspondent bank service charges                  (3)             -1.42%
Other                                              720              49.77%
                                                --------------------------------
  Total change in noninterest expense             $817              9.96%
                                                ================================

Noninterest expense, excluding provision for credit losses and income tax expense, totaled $9.0 million for the nine months ended September 30, 2003 as compared to $8.2 million for the same nine-month period of 2002, representing an increase of $817,000 or 10.0% between the two periods. Increases in salaries and employee benefits were the result of additional staff to support the Company’s strategic long-term growth objectives, as well as normal wage and benefit increases combined with increased medical insurance costs incurred during the year. Increases in professional fees included increased audit fees, and legal fees on workouts of impaired loans. Increases of $720,000 in other noninterest expense between the two periods, include increased costs and write-downs related to real estate owned through foreclosure, insurance, postage, and various other office supplies.

Financial Condition

Total assets decreased to $508.2 million at September 30, 2003, from the balance of $519.3 million at December 31, 2002, and decreased from the balance of $533.0 million at September 30, 2002. Total deposits of $433.7 million at September 30, 2003 increased $9.7 million or 2.3% from the balance reported at December 31, 2002, and decreased $4.8 million or 1.1% from the balance of $438.5 million reported at September 30, 2002. Between December 31, 2002 and September 30, 2003, loan growth totaled $6.3 million while securities and other short-term investments decreased $16.9 million.

Earning assets averaged approximately $469.2 million during the nine months ended September 30, 2003, as compared to $446.5 million for the same nine-month period of 2002. Average interest-bearing liabilities increased to $375.4 million for the nine months ended September 30, 2003, as compared to $371.3 million for the comparative nine-month period of 2002.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $355.3 million at September 30, 2003, an increase of $6.3 million or 1.8% when compared to the balance of $349.1 million at December 31, 2002, and a decrease of $8.4 million or 2.3% when compared to the balance of $363.7 million reported at September 30, 2002. Loans on average rose 3.5% between the nine-month periods ended September 30, 2002 and September 30, 2003, with loans averaging $354.8 million for the nine months ended September 30, 2003, as compared to $342.8 million for the same nine-month period of 2002.

During the first nine months of 2003, increases were experienced in commercial and industrial loans, agricultural loans, and lease financing. The following table sets forth the amounts of loans outstanding by category at September 30, 2003 and December 31, 2002, the category percentages as of those dates, and the net change between the two periods presented.

Table 4. Loans

                                    September 30, 2003         December 31, 2002
                                 -------------------------------------------------------------------------------
                                     Dollar        % of        Dollar         % of         Net           %
   (In thousands)                    Amount        Loans       Amount        Loans        Change       Change
----------------------------------------------------------------------------------------------------------------
Commercial and industrial           $133,421         37.6%    $117,293        33.6%      $16,128        13.75%
Real estate - mortgage                95,945         27.0%     100,417        28.9%       (4,472)      - 4.45%
Real estate - construction            86,953         24.5%      95,024        27.2%       (8,071)       -8.49%
Agricultural                          18,542          5.2%      16,877         4.8%        1,665         9.87%
Installment/other                      7,552          2.1%       7,811         2.2%         (259)       -3.32%
Lease financing                       12,892          3.6%      11,632         3.3%        1,260        10.82%
                                 -------------------------------------------------------------------------------
Total Loans                         $355,305        100.0%    $349,054       100.0%       $6,251         1.79%
                                 ===============================================================================

The overall average yield on the loan portfolio was 6.52% for the nine months ended September 30, 2003 as compared to 7.16% for the nine months ended September 30, 2002, and decreased between the two periods as the result of a decline in market rates of interest between the two periods, which more than outweighed the increase in average volume. At September 30, 2003, 67.0% of the Company's loan portfolio consisted of floating rate instruments, as compared to 68.7% of the portfolio at December 31, 2002, with the majority of those tied to the prime rate.

Deposits

Total deposits increased during the period to a balance of $433.7 million at September 30, 2003 representing an increase of $9.7 million or 2.3% from the balance of $424.0 million reported at December 31, 2002, and a decrease of $4.8 million or 1.1% from the balance reported at September 30, 2002. During the first nine months of 2003, increases were experienced in all deposit categories except noninterest bearing deposit accounts, and time deposits under $100,000, with a large portion of the increase being in NOW and money market accounts.

The following table sets forth the amounts of deposits outstanding by category at September 30, 2003 and December 31, 2002, and the net change between the two periods presented.

Table 5. Deposits

                                        September 30,     December 31,         Net         Percentage
   (In thousands)                           2003              2002            Change         Change
-------------------------------------------------------------------------------------------------------
Noninterest bearing deposits              $86,678          $89,000         $(2,322)         -2.61%
Interest bearing deposits:
   NOW and money market accounts          112,493          100,199          12,294          12.27%
   Savings accounts                        25,266           21,138           4,128          19.52%
   Time deposits:
     under $100,000                        75,370           85,564         (10,194)        -11.91%
     $100,000 and over                    133,873          128,086           5,787           4.52%
                                      -----------------------------------------------------------------
Total interest bearing deposits           347,002          334,987          12,015           3.59%
                                      -----------------------------------------------------------------
Total deposits                           $433,680         $423,987          $9,693           2.29%
                                      =================================================================

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $12.0 million or 3.6% between December 31, 2002 and September 30, 2003, and noninterest-bearing deposits decreased $2.3 million or 2.6% between the same two periods presented. Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 69.0% and 69.4% of the total deposit portfolio at September 30, 2003 and December 31, 2002, respectively.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $31.2 million or 7.8% in total deposits between the nine month periods ended September 30, 2002 and September 30, 2003. Between these two periods, average interest-bearing deposits increased $19.1 million or 5.9%, while total noninterest-bearing checking increased $12.0 million or 15.6% on a year-to-date average basis.

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

The Company had collateralized and uncollateralized lines of credit aggregating $147.6 million, as well as FHLB lines of credit totaling $47.5 million at September 30, 2003. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At September 30, 2003, the Company had advances on the FHLB line of credit totaling $10.0 million. The Company had collateralized and uncollateralized lines of credit aggregating $157.5 million, as well as FHLB lines of credit totaling $36.7 million at December 31, 2002. The Company had FHLB advances of $35.4 million outstanding at December 31, 2002.

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. During the first nine months of 2003, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

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

At September 30, 2003 and 2002, the Company's recorded investment in loans for which impairment has been recognized totaled $18.9 million and $14.4 million, respectively. Included in total impaired loans at September 30, 2003, is $7.6 million of impaired loans for which the related specific allowance is $692,000, as well as $11.3 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at September 30, 2002 included $8.6 million of impaired loans for which the related specific allowance is $1,352,000, as well as $5.9 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $17.9 million during the first nine months of 2003 and $10.2 million during the first nine months of 2002. In most cases, the Bank uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the nine months ended September 30, 2003 and year ended December 31, 2002, the Company recognized $4,000 and $3,000 on such loans, respectively. For the nine months ended September 30, 2002, the Company recognized no income on such loans.

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

Table 6. Allowance for Credit Losses - Summary of Activity (unaudited)

                                                                September 30,     September 30,
  (In thousands)                                                     2003              2002
---------------------------------------------------------------------------------------------------
Total loans outstanding at end of period before
  deducting allowances for credit losses                          $354,668           $363,370
                                                               ====================================
Average net loans outstanding during period                        354,807           342,755
                                                               ====================================

Balance of allowance at beginning of period                          5,556             4,457
Loans charged off:
   Real estate                                                           0                 0
   Commercial and industrial                                        (1,080)              (18)
   Lease financing                                                     (74)              (107)
   Installment and other                                               (24)              (27)
                                                               ------------------------------------
       Total loans charged off                                      (1,178)             (152)

Recoveries of loans
previously charged off:
   Real estate                                                           0                 0
   Commercial and industrial                                            23                24
   Lease financing                                                      25                 4
   Installment and other                                                 0                 1
                                                               ------------------------------------
       Total loan recoveries                                            48                29
                                                               ------------------------------------
Net loans charged off                                               (1,130)             (123)

Provision charged to operating expense                                 872             1,189
                                                               ------------------------------------
Balance of allowance for credit losses
   at end of period                                                 $5,298            $5,523
                                                               ====================================

Net loan charge-offs to total average loans (annualized)             0.43%             0.05%
Net loan charge-offs to loans at end of period (annualized)          0.43%             0.05%
Allowance for credit losses to total loans at end of period          1.49%             1.52%
Net loan charge-offs to allowance for credit losses (annualized)    28.52%             2.98%
Net loan charge-offs to provision for credit losses (annualized)   129.59%            10.34%

Management believes that the 1.49% credit loss allowance at September 30, 2003 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 7. Nonperforming Assets

                                                         September 30,        December 31,
   (In thousands except footnote)                              2003                2002
----------------------------------------------------------------------------------------------
Nonaccrual Loans (1)                                         $19,493            $15,432
Restructured Loans                                                11                  0
                                                         -------------------------------------
     Total nonperforming loans                                19,504             15,432
Other real estate owned                                        2,718              9,685
                                                         --------------------------------------
     Total nonperforming assets                              $22,222            $25,117
                                                         ======================================

Loans past due 90 days or more, still accruing                   $29                 $0
                                                         ======================================
Nonperforming loans to total gross loans                        5.49%               4.42%
                                                         ======================================
Nonperforming assets to total gross loans                       6.25%               7.20%
                                                         ======================================

        (1) Included in nonaccrual loans at December 31, 2002, are restructured loans totaling $21,400.

Five lending relationships make up nearly $16.3 million of the $19.5 million in nonperforming loans reported at September, 30, 2003. All five relationships are considered impaired under FAS 114. In addition, $10.8 million or 66.5% of total nonperforming loans are secured by real estate.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at September 30, 2003 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk. The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 67.0% of the Company’s loan portfolio at September 30, 2003. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At September 30, 2003, the Bank had 68.7% of total assets in the loan portfolio and a loan to deposit ratio of 81.7%. Liquid assets at September 30, 2003 include cash and cash equivalents totaling $33.6 million as compared to $31.5 million at December 31, 2002. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $195.1 million at September 30, 2003.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During the nine months ended September 30, 2003, dividends paid by the Bank to the parent company totaled $2.1 million dollars. As a bank holding company formed under the Bank Holding Act of 1956, United Security Bancshares is to provide a source of financial strength for its subsidiary bank(s). To help provide financial strength, United Security Bancshares’ trust subsidiary, United Security Bancshares Capital Trust I, completed a $15 million offering in Trust Preferred Securities during July 2001, the proceeds of which were used to purchase Junior Subordinated Debentures of the Company. Of the $14.5 million in net proceeds received by the Company, $13.7 million was used to enhance the liquidity and capital positions of the Bank.

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

The following table sets forth the Company’s and the Bank's actual capital positions at September 30, 2003 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios

                                                          Company            Bank
                                                           Actual            Actual            Minimum
                                                       Capital Ratios    Capital Ratios     Capital Ratios
                                                     -------------------------------------------------------
Total risk-based capital ratio                             14.13%             13.72%            10.00%
Tier 1 capital to risk-weighted assets                     12.78%             12.53%             6.00%
Leverage ratio                                             11.30%             11.04%             5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at September 30, 2003. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

Dividends paid to shareholders by the Company are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution. The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first nine months of 2003, the Company has received $2.1 million in cash dividends from the Bank, from which the Company paid $2.3 million in dividends to shareholders.

The Bank as a state-chartered bank is subject to dividend restrictions set forth in California state banking law, and administered by the California Commissioner of Financial Institutions (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. This is not the case with the Bank. Year-to-date dividends of $2.1 million paid to the Company through September 30, 2003 were well within the maximum allowed under those regulatory guidelines, without approval of the Commissioner.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At September 30, 2003 the Bank's qualifying balance with the Federal Reserve was approximately $6.9 million, consisting of vault cash and balances.

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge has a remaining notional value of $23.9 million and a duration of approximately 3.5 years. As of September 30, 2003, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately five years. As of September 30, 2003, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $295,000 (net of tax benefit of $150,000). During the nine months ended September 30, 2003, $70,000 was reclassified from other accumulated comprehensive income into earnings.

Interest rate risk can be measured through various methods including Gap, duration and market value analysis as well as income simulation models. The Company employs each of these methods and refines these processes to make the most accurate measurements possible. The information provided by these calculations is the basis for management decisions in managing interest rate risk.

From the “Gap” report below, the Company is apparently subject to interest rate risk to the extent that its liabilities have the potential to reprice more quickly than its assets within the next year. At September 30, 2003, the Company had a cumulative 12-month Gap of -$21.0 million or -4.7% of total earning assets. Management believes the Gap analysis shown below is not entirely indicative of the Company’s actual interest rate sensitivity, because certain interest-sensitive liabilities would not reprice to the same degree as interest-sensitive assets. For example, if the prime rate were to change by 50 basis points, the floating rate loans included in the $211.8 million immediately adjustable category would change by the full 50 basis points. Interest bearing checking and savings accounts which are also included in the immediately adjustable column probably would move only a portion of the 50 basis point rate change and, in fact, might not even move at all. In addition, many of the floating rate time deposits are at their floors, or have repricing rates below their current floors, which means that they might act as fixed-rate instruments in either a rising or a declining rate environment (although there are only about $4.5 million of these floating-rate time deposits at September 30, 2003). The effects of market value risk have been mitigated to some degree by the makeup of the Bank's balance sheet. Loans are generally short-term or are floating-rate instruments. At September 30, 2003, $275.1 million or 81.9% of the loan portfolio matures or reprices within one year, and only 0.6% of the portfolio matures or reprices in more than 5 years. Total investment securities including call options and prepayment assumptions, have a combined duration of approximately 3.5 years. Nearly $342.0 million or 91.8% of interest-bearing liabilities mature or can be repriced within the next 12 months, even though the rate elasticity of deposits with no defined maturities may not necessarily be the same as interest-earning assets.

The following table sets forth the Company's Gap, or estimated interest rate sensitivity profile based on ending balances as of September 30, 2003, representing the interval of time before earning assets and interest-bearing liabilities may respond to changes in market rates of interest. Assets and liabilities are categorized by remaining interest rate maturities rather than by principal maturities of obligations.

Table 8. Maturities and Interest Rate Sensitivity (Unaudited)

                                                                   September 30, 2003
                                       ----------------------------------------------------------------------------
                                                                After Three   After One
                                                   Next Day But    Months     Year But      After
                                                   Within Three  Within 12   Within Five     Five
   (In thousands)                      Immediately    Months       Months       Years       Years        Total
-------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap:
 Loans (1)                              $211,779      $31,989      $31,368     $58,683       $1,993     $335,812
 Investment securities                                 16,973        6,412      53,365       12,378       89,128
 Interest-bearing deposits in other
  banks                                                 4,797        2,659         198                     7,654
 Federal funds sold  and reverse repos    15,085                                                          15,085
                                       ----------------------------------------------------------------------------
   Total earning assets                 $226,864      $53,759      $40,439    $112,246      $14,371     $447,679
                                       ============================================================================
Interest-bearing
  transaction accounts                  $112,493                                                        $112,493
Savings accounts                          25,266                                                          25,266
Time deposits  (2)                         4,501       92,640       81,727      30,363           12      209,243
Federal funds purchased/other
 borrowings                                  415       10,000                                             10,415
Trust Preferred securities                                          15,000                                15,000
                                       ----------------------------------------------------------------------------

  Total interest-bearing liabilites     $142,675     $102,640      $96,727     $30,363          $12     $372,417
                                       ============================================================================

Interest rate sensitivity gap            $84,189     $(48,881)   $(56,288)     $81,883      $14,359      $75,262
Cumulative gap                           $84,189      $35,308    $(20,980)     $60,903      $75,262
Cumulative gap percentage to
  total earning assets                    18.8%         7.9%        -4.7%       13.6%        16.8%

(1) Loan balance does not include nonaccrual loans of $20.022 million.
(2) See above for discussion of the impact of floating rate CD's.

The Company utilizes a vendor-purchased simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both a 100 and 200 basis point rise and a 100 and 200 basis point fall in interest rates ramped over a twelve month period, with net interest impacts projected out as far as twenty four months. The model is based on the actual maturity and repricing characteristics of the Company's interest-sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment of certain assets and liabilities. Projected net interest income is calculated assuming customers will reinvest maturing deposit accounts and the Company will originate a certain amount of new loans. The balance sheet growth assumptions utilized correspond closely to the Company's strategic growth plans and annual budget. Excess cash is invested in overnight funds or other short-term investments such as U.S. Treasuries. Cash shortfalls are covered through additional borrowing of overnight or short-term funds. The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at September 30, 2003, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at September 30, 2003 and December 31, 2002 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

                                September 30, 2003                                December 31, 2002
                  --------------------------------------------------------------------------------------
                     Estimated    Change in     Change in        Estimated    Change in     Change in
    Change in            MV           MV            MV               MV           MV            MV
      Rates          of Equity   of Equity $   of Equity $       Of Equity   of Equity $    of Equity %
--------------------------------------------------------------------------------------------------------
    + 200 BP          $44,079     $(1,770)       -3.86%           $43,084      $1,628          3.93%
    + 100 BP           45,634        (215)       -0.47%            42,692       1,236          2.98%
        0 BP           45,849           0         0.00%            41,456           0          0.00%
    - 100 BP           45,397        (452)       -0.98%            39,709      (1,747)        -4.22%
    - 200 BP           48,404       2,555         5.57%            42,903       1,447          3.49%

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

(b) Changes in Internal Controls: In the quarter ended September 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

        (b) Reports on Form 8-K:

During the quarter ended September 30, 2003, the Company filed the following current reports on Form 8-K:

1) On July 14, 2003 (containing a press release reporting the financial results for the period ended June 30, 2003).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

United Security Bancshares

Date: November 18, 2003	/S/ Dennis R.Woods
Dennis R.Woods
Chairman of the Board and
President

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer