Form 10-K/A
period 2002-12-31
UNITED SECURITY BANCSHARES
filed 2003-12-23
CIK 1137547

 Click here for Table of Contents

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Significant Accounting Development

In conjunction with a regulatory examination by the Federal Reserve Bank of San Francisco (the “FRB”), a question was raised concerning United Security Bank’s (the “Bank”) accounting treatment for certain Certificates of Deposit included in total deposits and Investment Certificates of Deposit classified as interest-bearing assets in other banks, included in total assets. The FRB disagreed with the accounting treatment, in part because the Bank’s recorded book value of the interest-bearing assets was greater than the recorded book value of the issuing bank. The FRB considered the differential to be a fee paid to the financial intermediary by the Bank, and the fees directly related to the retention of the deposits. Therefore, the FRB considered the fees a cost of obtaining the funding that should be charged to interest expense. In an effort to determine proper accounting treatment, the Bank submitted the matter to the Securities and Exchange Commission (“SEC”) in July 2003. The SEC ultimately agreed with accounting for the CD’s in accordance with the methods proposed by the FRB.

As a result of the forgoing, United Security Bancshares’ Form 10K for the year 2002 has been restated from the amounts previously reported to reflect the timing differences in the Company’s financial statements. For purposes of the Form 10K/A, and in accordance with Rule 12b-25 under the Securities and Exchange Act of 1934, as amended, United Security Bancshares has restated in its entirety each item of the 2002 Form 10K which was affected by the restatement. In order to preserve the nature and character of the disclosures provided in the Form 10K as they were originally filed, no attempt was made to modify or update any disclosure except those required to reflect the effects of the restatement.

For further information, see Note 19 of Notes to Consolidated Financial Statements included in Item 8.

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

At December 31, 2002, the consolidated Company had approximately $519.3 million in total assets, $343.0 million in net loans, $424.0 million in deposits, and $40.6 million in shareholders' equity.

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

The Bank also engages in a full complement of lending activities, including real estate mortgage, commercial and industrial, real estate construction, as well as agricultural, lease financing, and consumer loans, with particular emphasis on short and medium-term obligations. The Bank's loan portfolio is not concentrated in any one industry, although approximately 70% of the Bank's loans are secured by real estate. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2002, the Bank had loans (net of unearned fees) outstanding of $348.6 million, which represented approximately 82% of the Bank's total deposits and approximately 66% of its total assets.

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

                                                                           December 31,
-------------------------------------------------------------------------------------------------------------
 (in 000's except per share data and ratios)   2002        2001         2000        1999        1998
                                            (restated)
-------------------------------------------------------------------------------------------------------------
 Summary of Year-to-Date Earnings:
  Interest income and loan fees               $28,716      $30,063     $28,941     $21,920      $21,519
  Interest expense                             11,516       13,411      11,544       7,925        8,605
                                              ---------------------------------------------------------------
    Net interest income                        17,200       16,652      17,397      13,995       12,914
  Provision for credit losses                   1,963        1,733       1,580       1,025        1,200
                                              ---------------------------------------------------------------
    Net interest income after
     Provision for credit losses               15,237       14,919      15,817      12,970       11,714
  Noninterest income                            5,368        4,277       2,538       2,781        2,797
  Noninterest expense                          10,860        9,818       8,648       7,898        7,591
                                              ---------------------------------------------------------------
    Income before taxes on income               9,745        9,378       9,707       7,853        6,920
  Taxes on income                               2,912        3,185       3,450       2,930        2,704
                                              ---------------------------------------------------------------
    Net Income                                 $6,833       $6,193      $6,257      $4,923       $4,216
                                              ===============================================================
 Per Share Data:
    Net Income - Basic                          $1.27        $1.14       $1.16       $0.95        $0.82
    Net Income - Diluted                        $1.25        $1.11       $1.12       $0.89        $0.77
   Average shares outstanding - Basic         5,400,751   5,443,734   5,374,734    5,202,324   5,154,748
   Average shares outstanding - Diluted       5,487,038   5,563,855   5,587,292    5,514,544   5,490,891
    Cash dividends paid                         $0.51        $0.45       $0.36       $0.28        $0.24
 Financial Position at Period-end:
    Total assets                               $519,316     $450,928    $356,832    $281,531     $279,950
    Total net loans and leases                  343,042      331,163     256,802     195,233      152,052
    Total deposits                              423,987      368,651     271,862     238,863      252,474
    Total shareholders' equity                   40,561       36,059      33,749      28,316       24,989
    Book value per share                          $7.50        $6.68       $6.23       $5.41        $4.83
 Selected Financial Ratios:
    Return on average assets                       1.37%        1.55%       1.95%       1.77%        1.58%
    Return on average shareholders' equity        17.64%       17.25%      20.05%      18.31%       17.85%
    Average shareholders' equity
      to average assets                            7.76%        9.00%       9.71%       9.69%        8.86%
    Net charge-offs to average loans               0.25%        0.35%       0.19%       0.17%        0.96%
    Allowance for credit losses as a
       percentage of period-end loans              1.59%        1.33%       1.45%       1.34%        1.24%
    Dividend payout ratio                         40.94%       40.09%      32.14%      31.50%       31.30%

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

Results of Operations

For the year ended December 31, 2002, the Company reported net income of $6.8 million or $1.27 per share ($1.25 diluted) as compared to $6.2 million or $1.14 per share ($1.11 diluted) for the year ended December 31, 2001, and $6.3 million or $1.16 per share ($1.12 diluted) for the year ended December 31, 2000. Net income for 2002 increased nearly $640,000 from the previous year primarily as the result of increased volumes in earning assets combined with a substantial decrease in the cost of interest-bearing liabilities, which helped offset the overall decline in the Company’s net margin. Tax benefits from the Bank’s REIT subsidiary also contributed to the increase in net income for 2002. However, no assurance can be given that the tax benefits available from the REIT will continue to be available in the future.

The Company’s return on average assets was 1.37% for the year ended December 31, 2002 as compared to 1.55% and 1.95% for the same twelve-month periods of 2001 and 2000, respectively. The Company’s return on average equity was 17.64% for the year ended December 31, 2002 as compared to 17.25% and 20.05% for the same twelve-month periods of 2001 and 2000, respectively.

Net Interest Income

Net interest income, the most significant component of earnings, is the difference between the interest and fees received on earning assets and the interest paid on interest-bearing liabilities. Earning assets consist primarily of loans, and to a lesser extent, investments in securities issued by federal, state and local authorities, and corporations, as well as interest-bearing deposits and overnight funds with other financial institutions. These earning assets are funded by a combination of interest-bearing and noninterest-bearing liabilities, primarily customer deposits and short-term and long-term borrowings. Net interest income before provision for credit losses totaled $17.2 million for the year ended December 31, 2002 as compared to $16.7 million for the year ended December 31, 2001. This represents an increase of $548,000 or 3.3% between the years ended December 31, 2001 and 2002, as compared to a decrease of $745,000 or 4.3% between 2000 and 2001. The increase in net interest income between 2001 and 2002 is primarily the result of substantial growth in net average earning assets and liabilities which more than offset the decline in average market rates of interest between those two twelve-month periods. Net interest income decreased between 2000 and 2001 primarily as the result of the substantial decline in market rates of interest between those two twelve-month periods, which more than offset the growth in average earning assets.

Table 1. - Distribution of Average Assets, Liabilities and Shareholders' Equity:
Interest rates and interest differentials
Years Ended December 31, 2002, 2001, and 2000

                                      ----------------------------------------------------------------------------------------
                                             2002 (Restated)                  2001                           2000
                                      ----------------------------------------------------------------------------------------
                                      Average             Yield/   Average             Yield/   Average              Yield/
   (Dollars in thousands)             Balance   Interest   Rate    Balance  Interest    Rate    Balance   Interest    Rate
------------------------------------------------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
 Loans (1)                           $347,192   $24,521   7.06%   $297,653  $26,412    8.87%   $230,305   $24,739   10.74%
 Investment Securities - taxable       84,904     3,617   4.26%     55,285    3,218    5.82%     54,652     3,798    6.95%
 Investment Securities -
  nontaxable (2)                        2,889       139   4.81%      3,357      155    4.62%      3,346       162    4.84%
 Interest on deposits in other
  banks                                 3,048       138   4.53%          0        0    0.00%          0         0    0.00%
 Federal funds sold and reverse
  repos                                18,322       301   1.64%      7,766      278    3.58%      4,080       242    5.93%
                                      ----------------------------------------------------------------------------------------
  Total interest-earning assets       456,355   $28,716   6.29%    364,061  $30,063    8.26%    292,383   $28,941    9.90%
                                               =================            =================             ====================

Allowance for possible loan losses     (5,372)                      (4,114)                      (3,206)
Noninterest-bearing assets:
   Cash and due from banks             17,728                       14,154                       13,455
   Premises and equipment, net          2,839                        3,265                        3,670
   Accrued interest receivable          2,891                        3,352                        2,792
   Other real estate owned              9,186                        4,179                          909
   Other assets                        15,580                       13,863                       11,442
                                     -----------                  ----------                   -----------
   Total average assets              $499,207                     $398,760                     $321,445
                                     ===========                  ==========                   ===========
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
   NOW accounts                       $27,275     $208    0.76%    $24,382     $360    1.48%    $24,025      $411     1.71%
   Money market accounts               60,573    1,131    1.87%     47,440    1,604    3.38%     43,665     1,701     3.90%
   Savings accounts                    20,106      165    0.82%     18,337      322    1.76%     19,286       416     2.16%
   Time deposits                      221,387    7,686    3.47%    169,720    8,917    5.25%    121,529     7,166     5.90%
   Other borrowings                    33,476    1,427    4.26%     33,752    1,667    4.94%     27,846     1,850     6.64%
   Trust Preferred securities          15,000      899    5.99%      6,945      541    7.79%          0         0     0.00%
                                      -----------------------------------------------------------------------------------------
     Total interest-bearing
       liabilities                    377,817  $11,516    3.05%    300,576  $13,411    4.46%    236,351   $11,544     4.88%
                                               =================            =================             =====================
Noninterest-bearing liabilities:
   Noninterest-bearing checking        79,974                       59,389                       51,554
   Accrued interest payable             1,141                        1,388                        1,035
   Other liabilities                    1,544                        1,504                        1,300
                                     -----------                   ----------                  -----------
       Total average liabilities      460,476                      362,857                      290,240

Total average shareholders' equity     38,731                       35,903                       31,205
                                     -----------                  ----------                   -----------
Total average liabilities and
       Shareholders' equity
                                     $499,207                     $398,760                     $321,445
                                     ===========                  ==========                   ===========
Interest income as a percentage
     of average earning assets         6.29%                         8.26%                        9.90%
Interest expense as a percentage
     of average earning assets         2.52%                         3.68%                        3.95%
                                     ----------                   ----------                    ----------
Net interest margin                    3.77%                         4.58%                        5.95%
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

As summarized in Table 2, the increase in net interest income between the two twelve-month periods ended December 31, 2002 and 2001 is comprised of a decrease in total interest income of approximately $1.3 million, which was more than offset by a decrease in total interest expense of approximately $1.9 million. The Bank's net interest margin, as shown in Table 1, decreased to 3.77% at December 31, 2002 from 4.58% at December 31, 2001, a decrease of 81 basis points (100 basis points = 1%) between the two periods. The net margin reported during 2001 also represents a decrease of 137 basis points from the 5.95% net margin realized by the Company during 2000. While assets have grown over the past three years and the balance sheet mix has changed, interest rate movements over those three years have played a significant role in net interest income trends. Market rates of interest increased between the years ended December 31, 1999 and 2000, but then decreased significantly between the years ended December 31, 2000 and 2001. During 2002, rates remained stable throughout much of the year. The prime rate, for example (the rate to which most of the Company’s floating-rate loans are tied), increased by 100 basis point during 2000, but declined by an unprecedented 475 basis points between December 31, 2000 and December 31, 2001, and then only decreased 50 basis during the fourth quarter of 2002. As a result of the Federal Reserve’s actions, the prime rate averaged 4.63% for the year ended December 31, 2002 as compared to 6.93% and 9.24% for the years ended December 31, 2001 and 2000.

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

Table 2. Rate and Volume Analysis

                                            2002 (Restated) compared to 2001      2001 compared to 2000
                                              ---------------------------------------------------------------
   (In thousands)                              Total      Rate      Volume     Total      Rate     Volume
-------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:
  Loans                                      $(1,891)   $(5,884)    $3,993     $1,673   $(4,772)   $6,445
  Investment securities                          383     (1,010)     1,393       (587)     (631)       44
  Interest-bearing deposits in other banks       138          0        138
  Federal funds sold and securities
   purchased under agreements to resell           23       (209)       232         36      (122)      158

                                            -----------------------------------------------------------------
     Total interest income                    (1,347)    (7,103)     5,756      1,122    (5,525)    6,647

Increase (decrease) in interest expense:
  Interest-bearing demand accounts              (625)      (998)       373       (148)     (272)      124
  Savings accounts                              (157)      (186)        29        (94)      (74)      (20)
  Time deposits                               (1,231)    (3,510)     2,279      1,751      (848)    2,599
  Other borrowings                              (240)      (226)       (14)      (183)     (530)      347
  Trust Preferred securities                     358       (149)       507        541         0       541
                                            -----------------------------------------------------------------
     Total interest expense                   (1,895)    (5,069)     3,174      1,867    (1,724)    3,591
                                            -----------------------------------------------------------------
Increase in net interest income                 $548    $(2,034)    $2,582      $(745)  $(3,801)   $3,056
                                            =================================================================

Total interest income decreased approximately $1.3 million or 4.5% for the year ended December 31, 2002 as compared to the previous year. The change is attributable primarily to an increase in the overall volume of earning assets, which was more than offset by a decrease in market rates of interest. Earning asset growth was mainly in loans, which are traditionally the Company’s highest earning asset and, to a smaller degree, in investment securities, interest-bearing deposits and federal funds sold. On average, loan growth totaled nearly $49.5 million or 16.6% during 2002. The Company continues to maintain a high percentage of loans in its earning asset mix with loans averaging 76.1% of total earning assets for the year ended December 31, 2002, as compared to 81.8% and 78.8% for the years ended December 31, 2001 and 2000, respectively.

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

Total interest expense decreased approximately $1.9 million or 14.1% for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The decrease between these two periods is primarily the result of a substantial decrease in the average rates paid on all interest-bearing categories, which more than offset the $77.2 million total increase in average balances during the year. While average time deposit balances increased $51.7 million during 2002, the total cost of those time deposits declined $1.2 million and the average rate paid declined 178 basis points, when compared to the year ended December 31, 2001. All other interest bearing-liability categories experienced increases in average volumes during 2002, while realizing declines in interest expense and the average rates paid on those liabilities.

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

Financial Condition

Total assets increased by $68.4 million or 15.2% during the year to $519.3 million at December 31, 2002, up from $450.9 million at the end of the same period last year, and up from the balance of $356.8 million at December 31, 2000. Substantial asset growth during 2002 was primarily the result of an increase in deposits and borrowings, which were utilized to fund loan growth and the investment portfolio, thus enhancing the Company’s overall liquidity position. During the year ended December 31, 2002, loan growth totaled $12.8 million, while securities and other short-term investments increased $42.6 million, and interest-bearing deposits in other banks increased $9.4 million. Total deposits of $424.0 million at December 31, 2002 increased $55.3 million or 15.0% from the balance reported at December 31, 2001, and increased $152.1 million or 56.0% from the balance of $271.9 million reported at December 31, 2000.

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
                            ---------------------------------------------------------------------
                                 Average               Average              Average
  (Dollars in thousands)         Balance     Rate %    Balance     Rate %   Balance     Rate %
-------------------------------------------------------------------------------------------------
Interest-bearing deposits:
 Checking accounts               $87,848     1.52%     $71,822     2.73%    $67,690     3.12%
 Savings                          20,106     0.82%      18,337     1.76%     19,286     2.16%
 Time deposits (1)               221,387     3.47%     169,720     5.25%    121,529     5.90%
Noninterest-bearing deposits      79,974                59,389               51,554

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

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At December 31, 2002, the Bank had 66.06% of total assets in the loan portfolio and a loan to deposit ratio of 82.2%. Liquid assets at December 31, 2002 include cash and cash equivalents totaling $31.5 million as compared to $29.3 million at December 31, 2001.

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

                                        Company (Restated)  Bank (Restated)
                                        ------------------------------------    Regutatory
                                              Actual            Actual           Minimums -
                                          Capital Ratios    Capital Ratios    Well Capitalized
                                       -------------------------------------------------------
Total risk-based capital ratio                13.08%           12.65%              10.00%
Tier 1 capital to risk-weighted assets        11.25%           11.40%               6.00%
Leverage ratio                                 9.40%            9.52%               5.00%

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

                                                             December 31, 2002 (Restated)
                                       ------------------------------------------------------------------------
                                                                After Three   After One
                                                   Next Day But    Months     Year But      After
                                                   Within Three  Within 12   Within Five     Five
  (In thousands)                       Immediately    Months       Months       Years       Years      Total
---------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap:
 Loans (1)                               $216,436    $27,715      $32,215      $51,776     $5,480     $333,622
Investment securities                                 46,941        8,982       42,030      6,614      104,567
Interest bearing deposits in other                                  9,449                                9,449
Federal funds sold  and reverse repos      14,735                                                       14,735
                                       ----------------------------------------------------------------------------
  Total Earning Assets                   $231,171    $74,656      $50,646      $93,806    $12,094     $462,373
                                       ============================================================================
Interest-bearing
  transaction accounts                    100,199                                                      100,199
Savings accounts                           21,138                                                       21,138
Time deposits  (2)                          4,063     66,764      116,161       26,552       110       213,650
Federal funds purchased/other
  borrowings                                  650                  35,400                               36,050
Trust Preferred securities                            15,000                                            15,000
                                       ----------------------------------------------------------------------------
  Total interest-bearing
    Liabilities                          $126,050    $81,764     $151,561      $26,552      $110      $386,038
                                       ============================================================================

Interest rate sensitivity gap            $105,121    ($7,108)   ($100,915)     $67,254   $11,984       $76,335
Cumulative gap                           $105,121    $98,013      ($2,903)     $64,351   $76,335
Cumulative gap percentage to
  total earning assets                     22.7%       21.2%       -0.6%        13.9%      16.5%

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

                    December 31, 2002 (Restated)               December 31, 2001
                 ---------------------------------------------------------------------------
                Estimated    Change in    Change in    Estimated   Change in    Change in
  Change in         MV           MV           MV           MV          MV           MV
    Rates       of Equity   of Equity $   Of Equity %  of Equity  of Equity $   of Equity %
--------------------------------------------------------------------------------------------
 + 200 BP        $42,571      $1,637        4.00%       $33,884    ($1,768)       -4.96%
 + 100 BP         42,175       1,241        3.03%        35,206       (446)       -1.25%
     0 BP         40,934           0        0.00%        35,652          0         0.00%
 - 100 BP         39,181      (1,753)      -4.28%        35,478       (174)       -0.49%
 - 200 BP         42,370       1,436        3.51%        34,717       (935)       -2.62%

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

As discussed in Note 19 to the consolidated financial statements, management determined its method for accounting for certain certificates of deposit classified as interest-bearing deposits in other banks in 2002 was not appropriate. Accordingly, the 2002 consolidated financial statements have been restated to correct this error.

/s/ Moss Adams LLP

Stockton, California
January 8, 2003, except for Note 19, for which the date is November 13, 2003.

United Security Bancshares and Subsidiaries
Consolidated Statements of Condition - Balance Sheets
December 31, 2002 and 2001

                                                           December 31,         December 31,
   (In thousands except shares)                               2002                 2001
                                                           (Restated)
------------------------------------------------------------------------------------------------
Assets
 Cash and due from banks (Note 14)                           $16,750              $15,945
 Federal funds sold and securities purchased
   under agreements to resell                                 14,735               13,310
                                                      ------------------------------------------
     Cash and cash equivalents                                31,485               29,255

 Interest-bearing deposits in other banks (Note 19)            9,449                    0

 Securities available for sale (Note 2)                      104,567               63,365

 Loans and leases (Note 3)                                   349,054              336,287
   Unearned fees                                                (456)                (667)
   Allowance for credit losses                                (5,556)              (4,457)
                                                      ------------------------------------------
     Net loans                                               343,042              331,163
 Accrued interest receivable                                   2,437                3,751
 Premises and equipment - net (Note 4)                         2,647                3,057
 Other real estate owned                                       9,685                5,390
 Intangible assets                                             2,300                2,660
 Cash surrender value of life insurance (Note 11)              2,518                2,411
 Investment in limited partnership (Note 5)                    2,584                2,772
 Deferred income taxes (Note 9)                                1,638                1,730
 Other assets                                                  6,964                5,374
                                                       ------------------------------------------
Total Assets                                                $519,316             $450,928
                                                       ==========================================
Liabilities & Shareholders' Equity
Liabilities:
 Deposits (Note 6)
   Noninterest-bearing                                       $89,000              $72,413
   Interest-bearing                                          334,987              296,238
                                                       ------------------------------------------
     Total deposits                                          423,987              368,651
 Federal funds purchased and securities sold
   under agreements to repurchase (Note 7)                    35,400               27,500
 Other borrowings (Notes 7 and 11)                               650                  916
 Accrued interest payable                                      1,203                1,270
 Accounts payable and other liabilities                        2,515                1,532
                                                       ------------------------------------------
     Total liabilities                                       463,755              399,869
Company obligated mandatorily redeemable cumulative
 trust preferred securities of subsidiary trust
 holding solely junior subordinated debentures
 (Trust Preferred securities) (Note 8)                        15,000               15,000

Commitments and Contingent Liabilities
  (Notes 10, 14 and 18)

Shareholders' Equity (Notes 10, 14, 18 and 19):
  Common  stock, no par value
    10,000,000 shares authorized, 5,406,666
     and 5,397,298 issued and outstanding,
     in 2002 and 2001, respectively                           17,553               18,239
   Retained earnings                                          22,576               18,582
   Unearned ESOP shares (Note 11)                               (609)                (873)
   Accumulated other comprehensive income                      1,041                  111
                                                       ------------------------------------------
          Total shareholders' equity                          40,561               36,059
                                                       ------------------------------------------
Total liabilities and shareholders' equity                  $519,316             $450,928
                                                       ==========================================
      See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2002, 2001 and 2000

   (In thousands except shares and EPS)                  2002            2001             2000
                                                      (Restated)
-----------------------------------------------------------------------------------------------------
Interest Income:
 Loans, including fees                                 $24,521          $26,412         $24,739
 Investment securities - AFS - taxable                   3,617            3,016           3,196
 Investment securities - HTM - taxable                       0              202             602
 Investment securities - AFS - nontaxable                  139              155             162
 Federal funds sold and securities purchased
   under agreements to resell                              301              278             242
 Interest on deposits in other banks                       138                0               0
                                                   --------------------------------------------------
     Total interest income                              28,716           30,063          28,941
Interest Expense:
 Interest on deposits (Note 19)                          9,190           11,203           9,694
 Interest on other borrowings                            2,326            2,208           1,850
                                                   --------------------------------------------------
     Total interest expense                             11,516           13,411          11,544
                                                   --------------------------------------------------
Net Interest Income Before
 Provision for Credit Losses                            17,200           16,652          17,397
Provision for Credit Losses (Note 3)                     1,963            1,733           1,580
                                                   --------------------------------------------------
Net Interest Income                                     15,237           14,919          15,817

Noninterest Income:
 Customer service fees                                   3,895            3,086           2,234
 Gain on sale of securities                                485              770               6
 Gain on sale of loans                                     103                0               0
 Gain on sale of other real estate owned                     4               34              62
 Gain on sale of fixed assets                               10                8               2
 Other                                                     871              379             234
                                                   --------------------------------------------------
    Total noninterest income                             5,368            4,277           2,538
Noninterest Expense (Notes 11 and 12):
 Salaries and employee benefits                          4,895            4,525           3,954
 Occupancy expense                                       1,730            1,731           1,608
 Data processing                                           553              544             540
 Professional fees                                         965              591             312
 Director fees                                             201              202             174
 Amortization of intangibles                               360              360             360
 Correspondent bank service charges                        289              218             202
 Other                                                   1,867            1,647           1,498
                                                   --------------------------------------------------
     Total noninterest expense                          10,860            9,818           8,648
                                                   --------------------------------------------------
Income Before Taxes on Income                            9,745            9,378           9,707
Taxes on Income (Note 9)                                 2,912            3,185           3,450
                                                   --------------------------------------------------
Net Income                                              $6,833           $6,193          $6,257
                                                   ==================================================
Other comprehensive income, net of tax
 (Note 17): Unrealized (loss) gain on
 available for sale securities - net income
 tax (benefit) of $620, $(150), and $489                   931             (226)            734
                                                   --------------------------------------------------
Comprehensive Income                                    $7,764           $5,967          $6,991
                                                   ==================================================
Net Income per common share (Note 16):
  Basic                                                 $1.27             $1.14           $1.16
                                                   ==================================================
  Diluted                                               $1.25             $1.11           $1.12
                                                   ==================================================
Shares on which net income per
 common share were based (Note 16):
  Basic                                               5,400,751         5,443,734       5,374,734
                                                   ==================================================
  Diluted                                             5,487,038         5,563,855       5,587,292
                                                   ==================================================
     See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2002

                                                Common stock   Common stock
                                                ------------------------------                                 Other
                                                   Number                   Retained       Unearned    Comprehensive
  (In thousands except number of shares)         of Shares      Amount      Earnings     ESOP Shares   Income (Loss)    Total
----------------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2000                          5,230,949     $17,987      $10,726             $0       $ (397)       $28,316

  Director/Employee stock options exercised        227,657       1,050                                                   1,050
  Tax benefit of stock options exercised                           141                                                     141
  Net changes in unrealized gain
     (loss) on available for sale securities
     (net of income tax of $489 )                                                                           734            734
  Dividends on common stock ($0.36 per share)                                (2,067)                                    (2,067)
  Unearned ESOP shares purchased                   (46,861)                                   (817)                       (817)
  Release of unearned ESOP shares                    7,742                                     135                         135
  Net Income                                                                  6,257                                      6,257
                                              ------------------------------------------------------------------------------------------
Balance December 31, 2000                        5,419,487      19,178       14,916           (682)         337         33,749

  Director/Employee stock options exercised        104,830         806                                                     806
  Tax benefit of stock options exercised                           145                                                     145
  Net changes in unrealized gain
     (loss) on available for sale securities
     (net of income tax benefit of $150)                                                                   (226)          (226)
  Dividends on common stock ($0.46 per share)                                (2,527)                                    (2,527)
  Repurchase and cancellation of common shares    (115,786)     (1,884)                                                 (1,884)
  Unearned ESOP shares purchased                   (23,185)                                   (399)                       (399)
  Release of unearned ESOP shares                   11,952          (6)                        208                         202
  Net Income                                                                  6,193                                      6,193
                                              ------------------------------------------------------------------------------------------
Balance December 31, 2001                        5,397,298      18,239       18,582           (873)         111         36,059

  Director/Employee stock options exercised         58,800         416                                                     416
  Tax benefit of stock options exercised                             7                                                       7
  Net changes in unrealized gain
     (loss) on available for sale securities
     (net of income tax benefit of $620)                                                                    930            930
  Dividends on common stock ($0.52 per share)                                (2,839)                                    (2,839)
  Repurchase and cancellation of common shares     (64,676)     (1,107)                                                 (1,107)
  Release of unearned ESOP shares                   15,244          (2)                        264                         262
  Net Income (Restated)                                                       6,833                                      6,833
                                              ------------------------------------------------------------------------------------------
Balance December 31, 2002 (Restated)             5,406,666     $17,553      $22,576          $(609)      $1,041        $40,561
                                              ==========================================================================================
  See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000

   (In thousands)                                                  2002          2001          2000
                                                                (Restated)
---------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
 Net income                                                       $6,833        $6,193        $6,257
 Adjustments to reconcile net earnings to
  cash provided by operating activities:
   Provision for credit losses                                     1,963         1,733         1,580
   Depreciation and amortization                                   1,199         1,207         1,163
   Amortization (accretion) of investment securities                 369           394           (25)
   Gain on sale of securities                                       (485)         (770)           (6)
   Decrease (increase) in accrued interest receivable              1,134          (206)       (1,497)
   (Decrease) increase in accrued interest payable                   (67)           26           165
   (Decrease) increase in unearned fees                             (211)         (127)          401
   Increase (decrease) in income taxes payable                       197          (564)           80
   Deferred income taxes                                            (527)         (339)         (698)
   Decrease in accounts payable and accrued liabilities              704           256           192
   Write-down of other investments                                    40             0             0
   Write-down of other real estate owned                             132            19             6
   Gain on sale of other real estate owned                            (4)          (34)          (62)
   Gain on sale of assets                                            (10)           (8)           (2)
   Gain on sale of loans                                            (103)            0             0
   Increase in surrender value of life insurance                    (107)         (109)          (96)
   Loss in limited partnership interest                              210           247           173
   Net (increase) decrease in other assets                          (198)          146          (176)
                                                               ------------------------------------------
  Net cash provided by operating activities                       11,249         8,064         7,455
Cash Flows From Investing Activities:
  Net increase in interest-bearing deposits with banks            (9,449)            0             0
  Purchases of  available-for-sale securities                   (107,172)      (83,303)      (21,562)
  (Purchase) redemption of FHLB/FRB and other bank stock            (718)       (1,042)          242
  Maturities and calls of available-for-sale securities           51,563        41,594        12,128
  Maturities and calls of held-to-maturity securities                  0        10,250             0
  Proceeds from sales of available-for-sale securities            16,074        28,099         7,477
  Investment in limited partnership                                   23          (903)            0
  Investment in title company                                          0        (1,500)            0
  Net increase in loans                                          (20,466)      (78,407)      (66,135)
  Proceeds from sales of loans                                     1,602             0             0
  Proceeds from sales of leased assets                                95             0             0
  Proceeds from sales of other real estate owned                     325           150           476
  Capital expenditures for premises and equipment                   (431)         (514)         (311)
  Proceeds from sales of premises and equipment                       15            23             2
                                                                ------------------------------------------
  Net cash used in investing activities                          (68,539)      (85,553)      (67,683)
Cash Flows From Financing Activities:
  Net increase in demand deposits and savings accounts            34,725        42,225           630
  Net increase in certificates of deposit                         20,611        54,564        32,370
  Net (decrease) increase in federal funds purchased                   0       (22,630)       20,492
  Net increase in repurchase agreements                            7,900         2,606        15,119
  Proceeds from obligated mandatorily redeemable
    preferred securities of subsidiary trust holding
    solely junior subordinated debentures                              0        14,505             0
  Director/Employee stock options exercised                          416           806         1,050
  Repurchase and retirement of common stock                       (1,108)       (1,884)            0
  Proceeds from ESOP borrowings                                        0           399           817
  Repayment of ESOP borrowings                                      (269)         (176)         (133)
  Purchase of unearned ESOP shares                                     0          (399)         (817)
  Payment of dividends on common stock                            (2,755)       (2,448)       (1,939)
                                                                ------------------------------------------
  Net cash provided by financing activities                       59,520        87,568        67,589
                                                                ------------------------------------------
Net increase in cash and cash equivalents                          2,230        10,079         7,361
Cash and cash equivalents at beginning of period                  29,255        19,176        11,815
                                                                ------------------------------------------
Cash and cash equivalents at end of period                       $31,485       $29,255       $19,176
                                                                ==========================================
See notes to financial statements

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001, and 2000

Significant Accounting Development

In conjunction with a regulatory examination by the Federal Reserve Bank of San Francisco (the “FRB”), a question was raised concerning United Security Bank’s (the“Bank”) accounting treatment for certain Certificates of Deposit included in total deposits and Investment Certificates of Deposit classified as interest-bearing assets in other banks, included in total assets. The FRB disagreed with the accounting treatment, in part because the Bank’s recorded book value of the interest-bearing assets was greater than the recorded book value of the issuing bank. The FRB considered the differential to be a fee paid to the financial intermediary by the Bank, and the fees directly related to the retention of the deposits. Therefore, the FRB considered the fees a cost of obtaining the funding that should be charged to interest expense. In an effort to determine proper accounting treatment, the Bank submitted the matter to the Securities and Exchange Commission (“SEC”) in July 2003. The SEC ultimately agreed with accounting for the CD’s in accordance with the methods proposed by the FRB.

As a result of the forgoing, United Security Bancshares’ Form 10K for the year 2002 has been restated from the amounts previously reported to reflect the timing differences in the Company’s financial statements. For purposes of the Form 10K/A, and in accordance with Rule 12b-25 under the Securities and Exchange Act of 1934, as amended, United Security Bancshares has restated in its entirety each item of the 2002 Form 10K which was affected by the restatement. In order to preserve the nature and character of the disclosures provided in the Form 10K as they were originally filed, no attempt was made to modify or update any disclosure except those required to reflect the effects of the restatement. For further information, see Note 19.

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

                                                         Years Ended December 31,
  (In thousands except earnings per share)         2002            2001             2000
                                                (Restated)
--------------------------------------------------------------------------------------------------
Net income, as reported                           $6,833          $6,193           $6,257
Deduct: Total stock-based employee
 Compensation expense determined under fair
 Value based method for all awards, net of
 Related tax effects                                 (27)            (53)             (61)
                                                --------------------------------------------------
Pro forma net income                              $6,806          $6,140           $6,196
                                                ==================================================
Earnings per share:
 Basic - as reported                               $1.27           $1.14            $1.16
                                                ==================================================
 Basic - pro forma                                 $1.26           $1.13            $1.15
                                                ==================================================
 Diluted - as reported                             $1.25           $1.11            $1.12
                                                ==================================================
 Diluted - pro forma                               $1.24           $1.10            $1.11
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
                                                ==============================

Taxes on income for the years ended December 31 consist of the following:

   (In thousands)
-----------------------------------------------------------------------
2002 (Restated):            Federal         State         Total
                         ----------------------------------------------
Current                     $3,332          $107         $3,439
Deferred                      (212)         (315)          (527)
                         ----------------------------------------------
                            $3,120         $(208)        $2,912
                         ==============================================
2001:
Current                     $2,728          $796         $3,524
Deferred                      (266)          (73)          (339)
                         ----------------------------------------------
                            $2,462          $723         $3,185
                         ==============================================
2000:
Current                     $3,112        $1,036         $4,148
Deferred                      (568)         (130)          (698)
                         ----------------------------------------------
                            $2,544          $906         $3,450
                         ==============================================

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                 Years Ended December 31,
                                             2002          2001          2000
-----------------------------------------------------------------------------------
Statutory federal income tax rate            34.0%         34.0%         34.0%
State franchise tax, net of
  federal income tax benefit                  1.0           7.2           7.2
Tax exempt interest income                   (1.2)         (1.4)         (1.4)
Low Income Housing - federal credits         (3.7)         (4.3)         (3.0)
Other                                        (0.2)         (1.6)         (1.3)
                                         ------------------------------------------
                                             29.9%         33.9%         35.5%
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

                                      December 31, 2002                December 31, 2001
                              -------------------------------------------------------------------
                                                  Estimated                        Estimated
                                  Carrying           Fair          Carrying           Fair
   (In thousands)                  Amount           Value           Amount           Value
-------------------------------------------------------------------------------------------------
Financial Assets:
   Cash and cash equivalents       $31,485          $31,485          $29,255         $29,255
   Interest-bearing deposits         9,449            9,518             --              --
   Investment securities           104,567          104,567           63,365          63,365
   Loans, net                      348,598          349,143          335,620         334,683
Financial Liabilities:
   Deposits                        423,987          422,398          368,651         367,114
   Borrowings                       36,050           35,396           28,416          28,037
   Trust Preferred Securities       15,000           14,995           15,000          14,988
Commitments to extend credit          --               --               --              --

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
                                                                For Capital      Prompt Corrective
                                              Actual        Adequacy Purposes    Action Provisions
                                       --------------------------------------------------------------
(In thousands)                           Amount    Ratio     Amount    Ratio      Amount    Ratio
-----------------------------------------------------------------------------------------------------
As of December 31, 2002 (Restated) (Company):
  Total Capital (to Risk Weighted
    Assets)                             $57,735    13.08%    $35,302    8.00%    $44,127    10.00%
  Tier 1 Capital (to Risk Weighted
    Assets)                              49,625    11.25%     17,651    4.00%     26,476     6.00%
  Tier 1 Capital ( to Average Assets)    49,625     9.40%     15,832    3.00%     26,386     5.00%

As of December 31, 2002 (Restated) (Bank):
  Total Capital (to Risk Weighted
    Assets)                             $55,593    12.65%    $35,159    8.00%    $43,948    10.00%
  Tier 1 Capital (to Risk Weighted
    Assets)                              50,099    11.40%     17,579    4.00%     26,369     6.00%
  Tier 1 Capital ( to Average Assets)    50,099     9.52%     15,785    3.00%     26,308     5.00%

As of December 31, 2001 (Company):
  Total Capital (to Risk Weighted
    Assets)                             $52,662    12.89%    $32,694    8.00%    $40,868    10.00%
  Tier 1 Capital (to Risk Weighted
    Assets)                              44,205    10.82%     16,347    4.00%     24,521     6.00%
  Tier 1 Capital ( to Average Assets)    44,205    10.20%     13,030    3.00%     21,716     5.00%

As of December 31, 2001 (Bank):
  Total Capital (to Risk Weighted
    Assets)                             $50,729    12.48%    $32,523    8.00%    $40,654    10.00%
  Tier 1 Capital (to Risk Weighted
    Assets)                              46,272    11.38%     16,262    4.00%     24,392     6.00%
  Tier 1 Capital ( to Average Assets)    46,272    10.67%     13,005    3.00%     21,674     5.00%

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

16. Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

                                                                 Years Ended December 31,
   (In thousands, except earnings per share data)      2002                2001               2000
                                                    (Restated)
---------------------------------------------------------------------------------------------------------
Net income available to common shareholders           $6,833              $6,193              $6,257
                                                 ========================================================
Weighted average shares issued                         5,444               5,499               5,389
  Less: unearned ESOP shares                             (43)                (55)                (14)
                                                 --------------------------------------------------------
Weighted average shares outstanding                    5,401               5,444               5,375
   Add: dilutive effect of stock options                  86                 120                 213
                                                 --------------------------------------------------------
Weighted average shares outstanding
     adjusted for potential dilution                   5,487               5,564               5,588
                                                 ========================================================
Basic earnings per share                               $1.27               $1.14              $1.16
                                                 ========================================================
Diluted earnings per share                             $1.25               $1.11              $1.12
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

As a result, the Company has restated its financial statements for the year ended December 31, 2002. The 2002 restatement resulted in changes to the Company’s net financials for December 31, 2002 as follows; interest-bearing deposits in other banks were reduced by $775,000 from $10,224,000 to $9,449,000 with a corresponding decrease in net interest income before provision for credit losses from $17,975,000 to $17,200,000. Income tax expense was decreased by approximately $238,000 to reflect the tax effect of the lower net interest income and income tax liabilities were decreased by the same amount. The change to net income was $538,000 for year the year ended December 31, 2002. As a result, shareholders equity was reduced from $41,099,000 to $40,561,000, and retained earnings was reduced from $23,114,000 to $22,576,000.

The adjustments represent a timing difference, and will have no permanent affect on income or shareholders equity. The net adjustment of $538,000 to shareholder’s equity through December 31, 2002 will continue to dissipate over the remaining life of the CD’s. Once all CD’s have matured, the adjustment reaches zero. Generally, the affect of the adjustments reduces income and equity in 2002 and increases income and equity thereafter until maturity. Tax rate changes, tax law changes or selling the CD’s prior to maturity could result in other differences.

The following condensed financial statements provide the effects of the restatement of the Company’s financial statements for the period ended December 31, 2002:

United Security Bancshares
Condensed Financial Statements
December 31, 2002
(dollars in 000’s)

                                                                      Previously
                                                                       Reported            Restated
                                                                  --------------------------------------
Assets
   Cash and due from banks                                                  $16,750            $16,750
   Federal funds sold and securities purchased
     under agreements to resell                                              14,735             14,735
                                                                  --------------------------------------
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

Liabilities&Shareholders' Equity
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
                                                                  --------------------------------------

Total liabilities and shareholders' equity                                 $520,091           $519,316
                                                                  =======================================

                                                                      Previously
For the Year ended December 31, 2002:                                  Reported            Restated
                                                                  --------------------------------------
Interest income                                                             $28,672            $28,716
Interest expense                                                             10,697             11,516
                                                                  --------------------------------------
  Net interest income                                                        17,975             17,200
Provision for loan losses                                                     1,963              1,963
                                                                  --------------------------------------
  Net interest income after provision                                        16,012             15,237

Noninterest income                                                            5,368              5,368
Noninterest expense                                                          10,860             10,860
                                                                  --------------------------------------
  Income before taxes                                                        10,520              9,745
Taxes on income                                                               3,149              2,912
                                                                  --------------------------------------
  Net income                                                                 $7,371             $6,833
                                                                  =======================================

Net Income per common share
  Basic                                                                     $1.36              $1.27
                                                                  ======================================
  Diluted                                                                   $1.34              $1.25
                                                                  =======================================
Shares on which net income per common share
  were based
  Basic                                                                   5,400,751          5,400,751
                                                                  ======================================
  Diluted                                                                 5,487,038          5,487,038
                                                                  =======================================

20. Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares
Balance Sheets (parent only)

                                                                December 31,
       (In thousands)                                     2002                 2001
                                                       (Restated)
----------------------------------------------------------------------------------------------
    Assets:
      Cash and equivalents                               $1,283                $759
      Investment in bank subsidiary                      53,441              49,126
      Investment in nonbank entity                        1,500               1,500
         Other assets                                       471                 487
                                                    ------------------------------------------
        Total assets                                    $56,695             $51,872
                                                    ==========================================

    Liabilities & Shareholders' Equity
      Liabilities:
        Junior subordinated debt securities             $15,000             $15,000
        Accrued interest payable                            374                 533
        Other liabilities                                   760                 280
                                                    ------------------------------------------
        Total liabilities                                16,134              15,813

     Shareholders' Equity:
        Common  stock, no par value
          10,000,000 shares authorized, 5,406,666
           and 5,397,298 issued and outstanding,
           in 2002 and 2001                              17,553              18,239
        Retained earnings                                22,576              18,582
        Unearned ESOP shares                               (609)               (873)
        Accumulated other comprehensive income            1,041                 111
                                                    ------------------------------------------
        Total shareholders' equity                       40,561              36,059
                                                    ------------------------------------------
        Total liabilities and shareholders' equity      $56,695             $51,872
                                                    ==========================================

United Security Bancshares
Income Statement (parent only)

                                                        Years Ended December 31,
      (In thousands)                                   2002                 2001
                                                    (Restated)
-------------------------------------------------------------------------------------
    Income:
       Dividends from subsidiaries                    $4,385               $4,300
       Other income                                      150                    0
                                               --------------------------------------
         Total income                                  4,535                4,300
    Expense:
       Interest expense                                  899                  541
       Other expense                                     233                  122
                                               ---------------------------------------
         Total  expense                                1,132                  663
                                               ---------------------------------------
    Income before taxes and equity in
      undistributed income of subsidiary               3,403                3,637
       Income tax benefit                               (308)                (273)
       Equity in undistributed income
        of subsidiary                                  3,122                2,283
                                               ---------------------------------------
    Net Income                                        $6,833               $6,193
                                               =======================================

United Security Bancshares
Statement of Cash Flows (parent only)

                                                            Years Ended December 31,
           (In thousands)                                  2002                 2001
                                                        (Restated)
--------------------------------------------------------------------------------------------
    Cash Flows From Operating Activities:
      Net income                                           $6,833               $6,193
      Adjustments to reconcile net earnings to
        cash provided by operating activities:
      Equity in undistributed income of subsidiaries       (3,122)              (2,283)
      Amortization of issuance costs                           17                    8
      Net change in other liabilities                         242                  259
                                                       -------------------------------------
       Net cash provided by operating activities            3,970                4,177

    Cash Flows From Investing Activities:
       Capital contribution to subsidiary                       0              (13,700)
       Investment in nonbank entity                             0               (1,500)
                                                       -------------------------------------
       Net cash used in investing activities                    0              (15,200)

    Cash Flows From Financing Activities:
       Net proceeds from issuance of
         junior subordinated debt                               0               14,505
       Proceeds from stock options exercised                  416                  429
       Repurchase and retirement of common stock           (1,107)              (1,884)
       Payment of dividends on common stock                (2,755)              (1,268)
                                                       -------------------------------------
           Net cash provided by financing activities       (3,446)              11,782

        Net increase  in cash and cash equivalents            524                  759
        Cash and cash equivalents at beginning of period      759                    0
                                                       -------------------------------------
        Cash and cash equivalents at end of period         $1,283                 $759
                                                       =====================================

        Supplemental cash flow disclosures:
        Noncash financing activities:
           Dividends declared not paid                       $710                 $625
                                                       =====================================

21. Quarterly Financial Data (unaudited)

Selected quarterly financial data for the years ended December 31, 2002 and 2001 are presented below (4th quarter of 2002 has been restated):

                                                         2002                                  2001
                                        -----------------------------------------------------------------------------
(In thousands except per share data)       4th      3rd       2nd       1st      4th       3rd       2nd      1st
                                       (Restated)
---------------------------------------------------------------------------------------------------------------------
Interest income                            $7,263   $7,413    $7,196    $6,844   $6,696    $7,848    $7,726   $7,793
Interest expense                            3,310    2,796     2,697     2,713    3,014     3,603     3,378    3,416
                                        -----------------------------------------------------------------------------
   Net interest income                      3,953    4,617     4,499     4,131    3,682     4,245     4,348    4,377
Provision for credit losses                   774      325       244       620      465       492       401      375
Gain on sale of securities                    509      (2)      (22)         0       11       482       276        1
Other noninterest income                    1,150    1,315     1,099     1,319    1,055       967       850      635
Noninterest expense                         2,654    2,928     2,583     2,695    2,589     2,580     2,409    2,240
                                        -----------------------------------------------------------------------------
   Income before income tax expense         2,184    2,677     2,749     2,135    1,694     2,622     2,664    2,398
Income tax expense                            664      801       828       619      366       944       990      885
                                        -----------------------------------------------------------------------------
   Net income                              $1,520   $1,876    $1,921    $1,516   $1,328    $1,678    $1,674   $1,513
                                        =============================================================================
Net income per share:
   Basic                                   $0.28     $0.35    $0.36     $0.28     $0.24    $0.31     $0.31     $0.28
                                        =============================================================================
   Diluted                                 $0.28     $0.34    $0.35     $0.28     $0.24    $0.30     $0.30     $0.27
                                        =============================================================================
Dividends declared per share               $0.13     $0.13    $0.13     $0.13    $0.115   $0.115    $0.115    $0.115
                                        =============================================================================
Average shares outstanding for
  net income per share:
   Basic                                  5,401    5,397     5,382     5,387    5,444     5,451     5,442    5,430
                                        =============================================================================
   Diluted                                5,487    5,488     5,483     5,487    5,564     5,577     5,576    5,577
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

(a)(3)	Exhibits

3.1	Articles of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

4.1	Specimen common stock certificate of United Security Bancshares (1)

10.1	Executive Salary Continuation Agreement for Dennis Woods (1)

10.2	Change in Control Agreement for Dennis Woods (1)

10.3	Executive Salary Continuation Agreement for Kenneth Donahue (1)

10.4	Change in Control Agreement for Kenneth Donahue (1)

10.5	Executive Salary Continuation Agreement for David Eytcheson (1)

10.6	Change in Control Agreement for David Eytcheson (1)

10.7	Executive Salary Continuation Agreement for Rhodlee Braa (1)

10.8	Change in Control Agreement for Rhodlee Braa (1)

10.9	Stock Option Agreement for Dennis Woods dated June 16, 1996 (1)

10.10	Stock Option Agreement for Dennis Woods dated July 21, 1997 (1)

10.11	Stock Option Agreement for Kenneth Donahue dated July 21, 1997 (1)

10.12	Stock Option Agreement for David Eytcheson dated July 21, 1997 (1)

10.13	Stock Option Agreement for Rhodlee Braa dated October 10, 1995 (1)

10.14	Stock Option Agreement for Rhodlee Braa dated July 21, 1997 (1)

10.15	USB 1995 Stock Option Plan. Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-4 (file number 333-58256) filed April 4, 2001 and incorporated herein by reference.

10.16	Amendment to USB 1995 Stock Option Plan. Filed as Exhibit 99.2 to the Company's Registration Statement on Form S-8 (file number 333-89362) filed May 28, 2002 and incorporated herein by reference.

10.17	Amended and Restated Declaration of Trust for USB Capital Trust I—dated July 16, 2001. Filed as Exhibit 10.1 to the Company’s Form 10-Q filed August 14, 2001.

10.18	Indenture Agreement between United Security Bancshares and Bank of New York for Junior Subordinated Securities—dated July 16, 2001. Filed as Exhibit 10.2 to the Company’s Form 10-Q filed August 14, 2001.

11.1	Computation of earnings per share.

See Note 16 to Financial Statements on page 58 of this report

23.1	Consent of Moss Adams LLP

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

(b)        Reports on Form 8-K

              None were filed during the fourth quarter of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment No. 1 to Form 10-K for the year ended December 31, 2002 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 22nd day of December, 2003.

United Security Bancshares

/S/ Dennis R.Woods
Dennis R.Woods
Chairman of the Board and
President

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer