Form 10-K
period 2003-12-31
UNITED SECURITY BANCSHARES
filed 2004-03-11
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32987

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1525 East Shaw Ave., Fresno, California	93710
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (559) 248-4943

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of Class)

Shares outstanding as of February 29, 2004:   5,513,613

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter - June 30, 2003:     $74,240,456

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the 2004 Meeting of	Part III, Items 10, 11, 12 and 13
Shareholders (to be filed with the commission under Regulation
14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III).

UNITED SECURITY BANCSHARES

PART 1

Certain matters discussed or incorporated by reference in this Annual Report of Form 10-K including, but not limited to, those described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) competitive pressure in the banking industry increases significantly; (2) changes in the interest rate environment reduces margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

Significant Developments

Proposed Merger

On December 11, 2003, United Security Bancshares announced that it has entered into a definitive Agreement and Plan of Reorganization and Merger with Taft National Bank pursuant to which Taft National Bank will merge into United Security Bancshares. Taft National Bank operates branch offices in Taft and Bakersfield serving small business and retail banking clients. As of September 30, 2003, Taft National Bank had total assets of $52 million and deposits of $47 million. Upon completion of the merger, Taft National Bank branches will operate as branches of United Security Bank, a wholly owned subsidiary of United Security Bancshares. (For further discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Operations).

Item 1 - Business

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

The Bank is a California state-chartered bank headquartered in Fresno, California. It is also a member of the Federal Reserve System (“Fed member”). The Bank originally commenced business on December 21, 1987 as a national bank and, during the fourth quarter of 1998, filed an application with the California State Banking Department and other regulatory authorities to become a state-chartered bank. The shareholders approved the conversion in January of 1999, and the Bank was granted approval to operate as a state-chartered bank on February 3, 1999. The Bank’s operations are currently subject to federal and state laws applicable to state-chartered, Fed member banks and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is also subject to the Federal Deposit Insurance Act and regulatory reporting requirements of the FDIC. As a state-chartered bank and a member of the Federal Reserve System, the Bank is subject to supervision and regular examinations by the Board of Governors of the Federal Reserve System (the “FRB”) and the California Department of Financial Institutions (the “DFI”). In addition, the Bank is required to file reports with the FRB and provide such additional information as the FRB may require.

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

USB Investment Trust Inc. was incorporated effective December 31, 2001 as a special purpose real estate investment trust (“REIT”) under Maryland law. The REIT is a subsidiary of the Bank and was funded with $133.0 million in real estate-secured loans contributed by the Bank. USB Investment Trust will give the Bank flexibility in raising capital, and will reduce the expenses associated with holding the assets contributed to USB Investment Trust. For further discussion of the REIT, refer to the overview section of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 2003, the Company operated seven (7) bank branches and one (1) construction lending office; seven (7) in Fresno County and one (1) in Madera County. The Bank operates two branches (including its main office) and one construction lending office in Fresno and one branch each, in Oakhurst, Caruthers, San Joaquin, Firebaugh, and Coalinga. In addition, the Company and Bank have administrative headquarters at 1525 East Shaw Avenue, Fresno, California, 93710.

At December 31, 2003, the consolidated Company had approximately $506.6 million in total assets, $338.7 million in net loans, $440.0 million in deposits, and $45.0 million in shareholders’ equity.

The following discussion of the Company’s services should be read in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Bank Services

As a state-chartered commercial bank, United Security Bank offers a full range of commercial banking services primarily to the business and professional community and individuals located in Fresno and Madera Counties.

The Bank offers a wide range of deposit instruments including personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal  (“NOW”) accounts, money market accounts and time certificates of deposit. Most of the Bank’s deposits are attracted from individuals and from small and medium-sized business-related sources.

The Bank also engages in a full complement of lending activities, including real estate mortgage, commercial and industrial, real estate construction, as well as agricultural, lease financing, and consumer loans, with particular emphasis on short and medium-term obligations. The Bank’s loan portfolio is not concentrated in any one industry, although approximately 70% of the Bank’s loans are secured by real estate. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2003, the Bank had loans (net of unearned fees) outstanding of $344.8 million, which represented approximately 78% of the Bank’s total deposits and approximately 68% of its total assets.

Real estate mortgage loans are secured by deeds of trust primarily on commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower. Commercial and industrial loans have a high degree of industry diversification. Loans may be originated in the Company’s market area, or participated with other financial institutions outside the Company’s market area. A substantial portion of the commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral. The remainder are unsecured; however extensions of credit are predicated on the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower. Real estate construction loans consist of loans to residential contractors, which are secured by single-family residential properties. All real estate loans have established equity requirements. Repayment of real estate construction loans is generally from long-term mortgages with other lending institutions. Agricultural loans are generally secured by land, equipment, inventory and receivables. Repayment of this loan category is from the cash flow of the borrower.

In the normal course of business, the Bank makes various loan commitments and incurs certain contingent liabilities. At December 31, 2003 and 2002, loan commitments of the Bank aggregated $140.3 million and $114.2 million, respectively. Of the $140.3 million in loan commitments outstanding at December 31, 2003, $110.3 million or 72% were on loans with maturities of one year or less. Due to the nature of the business of the Bank’s customers, there are no seasonal patterns or absolute predictability to the utilization of unused loan commitments; therefore the Bank is unable to forecast the extent to which these commitments will be exercised within the current year. The Bank does not believe that any such utilization will constitute a material liquidity demand.

In addition to the loan and deposit services discussed above, the Bank also offers a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include cashier’s checks, traveler’s checks, money orders, and foreign drafts. The Bank does not operate a trust department; however, it makes arrangements with its correspondent bank to offer trust services to its customers on request. Most of the Bank’s business originates within Fresno and Madera Counties. Neither the Bank’s business or liquidity is seasonal, and there has been no material effect upon the Bank’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

Competition and Market Share

The banking business in California generally, and in the market area served by the Company specifically, is highly competitive with respect to both loans and deposits. The Company competes for loans and deposits with other commercial banks, savings and loan associations, finance companies, money market funds, credit unions and other financial institutions, including a number that are substantially larger than the Company. Deregulation of the banking industry, increased competition from non-bank entities for the cash balances of individuals and businesses, and continuing developments in the computer and communications industries have had, and most likely will continue to have, a significant impact on the Company’s competitive position. With the enactment of interstate banking legislation in California, bank holding companies headquartered outside of California may enter the California market and provide further competition for the Company. Additionally, with the Gramm-Leach-Bliley Act of 1999, traditional competitive barriers between insurance companies, securities underwriters, and commercial banks have been eased, allowing a greater number of financial intermediaries to offer a wider assortment of financial services. Many of the major commercial banks operating in the Company’s market areas offer certain services such as trust and international banking services, which the Company does not offer directly. In addition, banks with larger capitalization have larger lending limits and are thereby able to serve larger customers.

The Company’s primary market area is located in Fresno and Madera Counties, in which approximately 27 FDIC-insured financial institutions compete for business. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2003, which is the most current information available.

	Rank	Share
Fresno County	6	5.64%
Madera County	6	5.70%
Total of Fresno and Madera Counties	7	5.65%

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

Effect of Governmental Policies and Recent Legislation

Banking has traditionally been a business that depends on rate differentials. In general, the difference between the interest rate paid by the Company on its deposits and other borrowings and the interest rate received on loans extended to its customers and securities held in the Company’s portfolio comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors which are beyond the control of the Company. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including, but not limited to, inflation, recession and unemployment.

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

The Sarbanes-Oxley Act also instructs the SEC to require by rule:

•        disclosure of all material off-balance sheet transactions and relationships that may have a material effect upon the financial status of an issuer; and

•        the presentation of pro forma financial information in a manner that is not misleading, and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

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

The terrorist attacks in September 2001, have impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions.  On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.

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

The Federal Reserve Board and the Secretary of the Treasury in January 2001 jointly adopted a final rule governing merchant banking investments made by financial holding companies.  The rule implements provisions of the Gramm-Leach-Bliley Act discussed below that permit financial holding companies to make investments as part of a bona fide securities underwriting or merchant or investment banking activity.  The rule provides that a financial holding company may not, without Federal Reserve Board approval, directly or indirectly acquire any additional shares, assets or ownership interests or make any additional capital contribution to any company the shares, assets or ownership interests of which are held by the financial holding company subject to the rule if the aggregate carrying value of all merchant banking investments held by the financial holding company exceeds:

•             30 percent of the Tier 1 capital of the financial holding company, or

•             after excluding interests in private equity funds, 20 percent of the Tier 1 capital of the financial holding company.

A separate final rule will establish the capital charge of merchant banking investments for the financial holding company.

The American Homeownership and Economic Opportunity Act of 2000 was enacted in late 2000 and provides for certain regulatory and financial relief to depository institutions.  With respect to savings and loan associations, the Home Owners’ Loan Act was amended to:

•             repeal the savings association liquidity requirements, and

•             permit a savings and loan holding company with prior approval to acquire more than 5% of the voting shares of a nonsubsidiary savings association or nonsubsidiary savings and loan holding company.

•             With respect to national banks, the Banking Act of 1933 was amended to allow a national bank to:

•             specifically reorganize into a bank holding company structure or merge with subsidiaries and nonbank affiliates;

•             have more than 25 directors as may be allowed by the Comptroller;

•             have director terms of up to three years;

•             have a classified board; and

•             allow the repurchase of stock to prevent loss upon a previously contracted debt without having to dispose of it within a period of six months.

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

Other key aspects of GLBA include the following:

•             streamlining bank holding company supervision by defining the roles of the Federal Reserve and other federal and state regulators;

•             prohibiting FDIC assistance to affiliates and subsidiaries of banks and thrifts;

•             allowing a national bank that is well capitalized and well managed to establish new operating subsidiaries that may engage in financial activities other than insurance underwriting, merchant banking, insurance company portfolio investments, real estate development and real estate investment, so long as the aggregate assets of all financial subsidiaries do not exceed 45% of the parent’s assets or $50 billion, whichever is less;

•             permitting national banks to underwrite municipal bonds;

•             providing that securities activities conducted by a bank subsidiary will be subject to regulation by the Securities and Exchange Commission;

•             providing that insurance activities conducted by a bank subsidiary will be subject to regulation by the applicable state insurance authority;

•             replacing broker-dealer exemptions allowed to banks with limited exemptions;

•             providing that de novo unitary thrift holding company applications received by the Office of Thrift Supervision after May 4, 1999 shall not be approved;

•             providing that existing unitary thrift holding companies may only be sold to financial companies;

•             adopting new privacy provisions which allow customers to “opt out” of sharing nonpublic personal information with nonaffiliated third parties subject to certain exceptions;

•             requiring that ATM’s which impose a fee on noncustomers to disclose on the ATM screen the amount of the fee prior to a transaction becoming irrevocable on the ATM;

•             providing regulatory relief to smaller banks with less than $250 million in total assets with respect to the frequency of CRA examinations.  The time between examinations may be as long as five years for small banks and savings and loans; and

•             requiring plain language for federal banking agency regulations.

It is impossible to predict what effect the enactment of certain of the above-mentioned legislation will have on the Company.  Moreover, it is likely that other bills affecting the business of banks may be introduced in the future by the United States Congress or California legislature.

Employees

At December 31, 2003, the Company employed 88 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

Available Information

The Company files period reports and other reports as required to the Securities and Exchange Commission (SEC), including Forms 10K, 10Q, 8-K, and Form 4. The public may read and copy any of the material the Company files with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20459. The phone number for the SEC’s Public Reference Room is 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information that the Company files electronically. Certain information including financial reports and press releases may be obtained from the Company’s website at <http://www.unitedsecuritybank.com>.

Item 2 - Properties

The Company’s Main bank branch is located at 2151 West Shaw Avenue, Fresno, California. The Company owns the building and leases the land under a sublease dated December 1, 1986 between Central Bank and USB. The current sublessor under the master ground lease is Bank of the West, which acquired the position through the purchase of Central Bank. The lessor under the ground lease (Master Lease) is Thomas F. Hinds. The lease expires on December 31, 2015 and the Company has options to extend the term for four (4) ten-year periods and one seven (7) year period.

The Company occupies the banking premises of approximately 3,600 square feet for its East Shaw branch at 1041 E. Shaw Avenue, Fresno, California, under a lease extension expiring February 28, 2004 with additional extensions to August 31, 2011.

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

The Company leases the Caruthers bank branch located at 13356 South Henderson, Caruthers, California, which consists of approximately 5,000 square feet of floor space. The branch was acquired from Wells Fargo Bank in February 1997 under a lease which expires January 19, 2006 with extensions to January 19, 2021.

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

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 2003.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Trading History

The Company became a NASDAQ National Market listed company on May 31, 2001. The Company’s common stock was previously quoted on the OTCBB (over-the-counter bulletin board), a quotation service for securities not listed or traded on NASDAQ or a national securities exchange. Volumes traded are shown below.

The Company currently has four market makers for its common stock. These include, The Seidler Companies, Hoeffer & Arnett, Sandler O’Neill & Partners, and Hill Thompson, Magid & Company. The Company is aware of two other securities dealers: Smith Barney and Dean Witter Reynolds Inc., which periodically act as brokers in the Company’s stock.

The following table sets forth the high and low closing sales prices by quarter for the Company’s common stock, for the years ended December 31, 2003 and 2002.

	Closing Prices
Quarter	High	Low	Volume
4th Quarter 2003	$27.45	$24.35	173,900
3rd Quarter 2003	$26.59	$20.82	294,000
2nd Quarter 2003	$26.60	$19.67	515,500
1st Quarter 2003	$20.00	$16.30	132,000

4th Quarter 2002	$17.86	$15.38	133,400
3rd Quarter 2002	$17.72	$15.99	97,100
2nd Quarter 2002	$17.83	$16.48	56,600
1st Quarter 2002	$17.92	$15.64	89,300

At January 31, 2004, there were approximately 644 record holders of common stock of the Company. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

Dividends

The Company’s shareholders are entitled to cash dividends when and as declared by the Company’s Board of Directors out of funds legally available therefore. Dividends paid to shareholders by the Company are subject to restrictions set forth in California General Corporation Law, which provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution. As a bank holding company without significant assets other than its equity position in the Bank, the Company’s ability to pay dividends to its shareholders depends primarily upon dividends it receives from the Bank. Such dividends paid by the Bank to the Company are subject to certain limitations. See “Management’s Discussion and Analysis of Financial and Results of Operations – Regulatory Matters”.

The Company paid cash dividends to shareholders of  $ 0.13 per share on January 22, 2003, and $0.145 per share on April 23, 2003, July 23, 2003 and October 22, 2002. During the previous year, the Company paid cash dividends of  $ 0.115 per share on January 23, 2002, and $0.13 per share on April 24, 2002, July 24, 2002 and October 23, 2002.

The amount and payment of dividends by the Company to shareholders are set by the Company’s Board of Directors with numerous factors involved including the Company’s earnings, financial condition and the need for capital for expanded growth and general economic conditions. No assurance can be given that cash or stock dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as for December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	83,000	$13.01	130,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	83,000	$13.01	130,000

A complete description of the above plans is included in Note 10 of the Company’s Financial Statements in Item 8 of this Annual Report on Form 10K, and is hereby incorporated by reference.

Purchases of Equity Securities by Affiliates and Associated Purchasers

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
09/07/2001 to 09/28/2001	51,534	$16.13	51,534	228,466
10/16/2001	14,500	$15.75	14,500	213,966
11/15/2001 to 11/27/2001	6,783	$16.55	6,783	207,183
12/03/2001 to 12/31/2001	42,969	$16.57	42,969	164,214
01/03/2002 to 01/28/2001	10,000	$16.70	10,000	154,214
02/06/2002 to 02/28/2002	6,416	$16.67	6,416	147,798
03/08/2002 to 03/27/2002	6,360	$16.88	6,360	141,438
05/21/2002 to 05/23/2002	12,300	$17.01	12,300	129,138
07/22/2002	2,000	$17.24	2,000	127,138
10/29/2002	1,000	$17.75	1,000	126,138
11/05/2002 to 11/27/2002	23,600	$17.46	23,600	102,538
12/04/2002 to 12/23/2002	3,000	$17.75	3,000	99,538
02/04/2003 to 02/20/2003	16,613	$17.08	16,613	82,925
04/24/2003	4,000	$19.96	4,000	78,925
05/29/2003 to 05/30/2003	1,848	$22.72	1,848	77,077
06/04/2003 to 06/20/2003	1,500	$24.54	1,500	75,577
07/15/2003 to 07/30/2003	11,000	$22.63	11,000	64,577

Total through 12/31/2003	215,423	$17.10	215,423

On August 30, 2001 the Company announced that its Board of Directors approved a plan to repurchase, as conditions warrant, up to 280,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. The duration of the program was open-ended and the timing of purchases was dependent on market conditions. A total of 215,423 shares had been repurchased under that plan as of December 31, 2003, at a total cost of $3.7 million.

Then, on February 25, 2004 the Company announced another stock repurchase plan under which the Board of Directors approved a plan to repurchase, as conditions warrant, up to 276,500 shares of the Company’s common stock on the open market or in privately negotiated transactions. As with the first plan, the duration of the new program is open-ended and the timing of purchases will depend on market conditions.

Concurrent with the approval of the new repurchase plan, the Board terminated the 2001 repurchase plan and canceled the remaining 64,577 shares yet to be purchased under the earlier plan.

Item 6 - Selected Financial Data

The following table sets forth certain selected financial data for the Bank for each of the years in the five-year periods ended December 31, 2003 and should be read in conjunction with the more detailed information and financial statements contained elsewhere herein (in thousands except per share data and ratios).

	December 31,
(in thousands except per share data and ratios)	2003	2002	2001	2000	1999
Summary of Year-to-Date Earnings:
Interest income and loan fees	$26,927	$28,716	$30,063	$28,941	$21,920
Interest expense	7,260	11,516	13,411	11,544	7,925
Net interest income	19,667	17,200	16,652	17,397	13,995
Provision for credit losses	1,713	1,963	1,733	1,580	1,025
Net interest income after Provision for credit losses	17,954	15,237	14,919	15,817	12,970
Noninterest income	6,271	5,368	4,277	2,538	2,781
Noninterest expense	11,855	10,860	9,818	8,648	7,898
Income before taxes on income	12,370	9,745	9,378	9,707	7,853
Taxes on income	4,664	2,912	3,185	3,450	2,930
Net Income	$7,706	$6,833	$6,193	$6,257	$4,923
Per Share Data:
Net Income – Basic	$1.41	$1.27	$1.14	$1.16	$0.95
Net Income – Diluted	$1.40	$1.25	$1.11	$1.12	$0.89
Average shares outstanding – Basic	5,459,926	5,400,751	5,443,734	5,374,734	5,202,324
Average shares outstanding – Diluted	5,511,670	5,487,038	5,563,855	5,587,292	5,514,544
Cash dividends paid	$0.57	$0.51	$0.45	$0.36	$0.28
Financial Position at Period-end:
Total assets	$506,588	$519,316	$450,928	$356,832	$281,531
Total net loans and leases	338,716	343,042	331,163	256,802	195,233
Total deposits	440,444	423,987	368,651	271,862	238,863
Total shareholders’ equity	45,036	40,561	36,059	33,749	28,316
Book value per share	$8.17	$7.50	$6.68	$6.23	$5.41
Selected Financial Ratios:
Return on average assets	1.51%	1.37%	1.55%	1.95%	1.77%
Return on average shareholders’ equity	17.80%	17.64%	17.25%	20.05%	18.31%
Average shareholders’ equity to average assets	8.48%	7.76%	9.00%	9.71%	9.69%
Allowance for credit losses as a percentage of total nonperforming loans	32.58%	36.00%	34.23%	134.27%	39.00%
Net charge-offs to average loans	0.34%	0.25%	0.35%	0.19%	0.17%
Allowance for credit losses as a percentage of period-end loans	1.76%	1.59%	1.33%	1.45%	1.34%
Dividend payout ratio	40.07%	40.94%	40.09%	32.14%	31.50%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company

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

The Company currently has seven banking branches and one construction lending office, which provide financial services in Fresno and Madera counties. As a community-oriented bank, the Company continues to seek ways to better meet its customers’ needs for financial services, and to expand its business opportunities in today’s ever-changing financial services environment. The Company’s strategy is to be a better low-cost provider of services to its customer base while enlarging its market area and corresponding customer base to further its ability to provide those services.

On December 11, 2003, United Security Bancshares announced that it has entered into a definitive Agreement and Plan of Reorganization and Merger with Taft National Bank pursuant to which Taft National Bank will merge into United Security Bancshares. Taft National Bank operates branch offices in Taft and Bakersfield serving small business and retail banking clients. As of September 30, 2003, Taft National Bank had total assets of $52 million and deposits of $47 million. Upon completion of the merger, Taft National Bank branches will operate as branches of United Security Bank, a wholly owned subsidiary of United Security Bancshares.

In the merger, United Security Bancshares (“USB”) will issue shares of its stock in a tax-free exchange for all of the Taft National Bank shares. The value of the merger will vary depending on the market price of USB stock at the time of the merger closing. The merger, which will be accounted for as a purchase transaction, is expected to be completed late in the first quarter or early in the second quarter of 2004. The merger is subject to certain conditions, including the approval of the shareholders of Taft National Bank and regulatory approval. Upon consummation of the merger, former Taft National Bank shareholders will own approximately 4.2% of United Security Bancshares outstanding shares.

Effective December 31, 2001, United Security Bank formed a subsidiary Real Estate Investment Trust (“REIT”) through which preferred stock was offered to private investors, to raise capital for the bank in accordance with the laws and regulations in effect at the time. The principal business purpose of the REIT was to provide an efficient and economical means to raise capital. The REIT also provided state tax benefits beginning in 2002. On December 31, 2003 the California Franchise Tax Board (FTB) announced certain tax transactions related to real estate investment trusts (REITs) and regulated investment companies (RICs) will be disallowed pursuant to Senate Bill 614 and Assembly Bill 1601, which were signed into law in the 4th quarter of 2003.

As a result, the Company reversed related net state tax benefits recorded in the first three quarters of 2003 and took no such benefit in the 4th quarter. The Company has recorded no state liability for 2002. United Security Bancshares and its financial advisors believe that the Company’s position has merit and the Company will pursue its tax claims and defend its use of these entities and transactions. The Company cannot predict at this time what the ultimate outcome will be.

Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth.

The following table summarizes the year-to-date averages of the components of interest-bearing assets as a percentage of total interest bearing assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 12/31/03	YTD Average 12/31/02	YTD Average 12/31/01
Loans	75.39%	76.08%	81.76%
Investment securities	19.88%	19.24%	16.11%
Interest-bearing deposits in other banks	1.81%	0.67%	0.00%
Federal funds sold	2.92%	4.01%	2.13%
Total earning assets	100.00%	100.00%	100.00%

NOW accounts	8.25%	7.22%	8.11%
Money market accounts	20.08%	16.03%	15.78%
Savings accounts	6.34%	5.32%	6.10%
Time deposits	57.79%	58.60%	56.47%
Other borrowings	3.53%	8.86%	11.23%
Trust Preferred Securities	4.01%	3.97%	2.31%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

The Company has modified its business plan over the past several years to better position itself for strategic growth in the future, while reducing potential risk levels. This is in response to the relative size and complexity of the Company, as well as economic and other market factors that may affect future operations and anticipated growth.

After experiencing significant growth during 2001 and 2002, the Company reduced overall asset growth in 2003 while focusing efforts on strengthening the balance sheet to improve asset quality and enhance liquidity. During 2003, loan growth was curtailed in out-of-market-area participations, and certain liabilities including FHLB borrowings totaling $35 million, were paid off. As a result, loans declined during 2003 by approximately $3.3 million and excess funds obtained from deposit growth were used to pay down borrowings or were invested in short-term overnight investments to enhance liquidity.

The Company continues to emphasize relationship banking and core deposit growth. As local economies began to improve during 2003, the Company focused greater attention on its market area of Fresno and Madera Counties. While overall loans increased $9.4 million between December 31, 2001 and December 31, 2003, the level of loan participations declined by more than $36.7 million during that two-year period. In addition, the Company also concentrated its resources during 2003 on asset improvement and developing a business culture that will enable the Company to better compete and expand in its market area. In the future, the Company will continue to emphasize its core lending strengths of commercial real estate and construction lending, as well as small business financing.

Deposit growth totaled $16.5 million during 2003, as compared to $55.3 million during 2002. During those two years, steady increases were experienced in demand and savings deposits, which include NOW and money market accounts, savings accounts, and noninterest-bearing checking accounts. Growth in these deposit categories has been consistent during 2002 and 2003 as the Company continues to emphasize core deposit growth as part of it s relationship banking strategy. Growth in demand and savings deposits included increases in the total number of accounts during 2002 and 2003, as well as the average balances in certain categories such as money market accounts. Increases in demand and savings deposits were experienced in all branches during 2003, although approximately 54% of the growth was achieved in the immediate Fresno area. The Company will continue to emphasize these deposit categories throughout its market area during 2004 and beyond.

Growth in time deposits has fluctuated over the past several years, as the Company has been able to control the level of these deposits to some degree with pricing strategies. Time deposits, including brokered and other out-of-market deposits were allowed to grow during 2002 as the funds were needed for loan growth, but then allowed to run-off as they matured during 2003 as the need for such deposits diminished. The Company will continue to use pricing strategies to control the overall level of time deposits as part of its growth and liquidity planning process.

The Company will continue to evaluate its business plan as economic and market factors change in its market area. Growth and increased market share will be of primary importance during 2004 as the Company opens a new branch in Downtown Fresno, and completes the merger with Taft National Bank in Kern County, California.

Results of Operations

For the year ended December 31, 2003, the Company reported net income of $7.7 million or $1.41 per share ($1.40 diluted) as compared to $6.8 million or $1.27 per share ($1.25 diluted) for the year ended December 31, 2002, and $6.2 million or $1.14 per share ($1.11 diluted) for the year ended December 31, 2001. Net income for 2003 increased  $873,000 from the previous year primarily as the result of increased volumes in earning assets combined with a substantial decrease in the cost of interest-bearing liabilities, which was reflected in an increase in the Company’s net margin.

The Company’s return on average assets was 1.51% for the year ended December 31, 2003 as compared to 1.37% and 1.55% for the same twelve-month periods of 2002 and 2001, respectively. The Company’s return on average equity was 17.80% for the year ended December 31, 2003 as compared to 17.64% and 17.25% for the same twelve-month periods of 2002 and 2001, respectively.

Net Interest Income

Net interest income, the most significant component of earnings, is the difference between the interest and fees received on earning assets and the interest paid on interest-bearing liabilities. Earning assets consist primarily of loans, and to a lesser extent, investments in securities issued by federal, state and local authorities, and corporations, as well as interest-bearing deposits and overnight funds with other financial institutions. These earning assets are funded by a combination of interest-bearing and noninterest-bearing liabilities, primarily customer deposits and short-term and long-term borrowings. Net interest income before provision for credit losses totaled $19.7 million for the year ended December 31, 2003 as compared to $17.2 million for the year ended December 31, 2002. This represents an increase of $2.5 million or 14.3% between the years ended December 31, 2002 and 2003, as compared to an increase of $548,000 or 3.3% between 2001 and 2002. The increase in net interest income between 2002 and 2003 is primarily the result of substantial growth in net average earning assets, combined with a decline in average interest-bearing liabilities, which more than offset the decline in average market rates of interest between those two twelve-month periods. Average interest-bearing liabilities declined during 2003 as the result of reductions in the other borrowings, which were not renewed as they matured. This was part of the Company’s strategic plan to slow asset growth to allow reengineering of the Company’s infrastructure to better prepare for growth in the future. This included reducing the total amounts of loan participations outside of the Company’s market area and to focus on reducing the amount of nonperforming assets. For further discussion on changes in assets and liabilities, refer to the section entitled “Financial Condition”. The increase in net interest income between 2001 and 2002 is primarily the result of substantial growth in net average earning assets and liabilities, which more than offset the decline in average market rates of interest between those two twelve-month periods.

Table 1. – Distribution of Average Assets, Liabilities and Shareholders’ Equity:

Interest rates and interest differentials

Years Ended December 31, 2003, 2002, and 2001

	2003			2002			2001
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans (1)	$353,562	$23,134	6.54%	$347,192	$24,521	7.06%	$297,653	$26,412	8.87%
Investment Securities – taxable	90,608	3,169	3.50%	84,904	3,617	4.26%	55,285	3,218	5.82%
Investment Securities – nontaxable (2)	2,613	132	5.05%	2,889	139	4.81%	3,357	155	4.62%
Interest on deposits in other banks	8,496	345	4.06%	3,048	138	4.53%	0	0	0.00%
Federal funds sold and reverse repos	13,714	147	1.07%	18,322	301	1.64%	7,766	278	3.58%
Total interest-earning assets	468,993	$26,927	5.74%	456,355	$28,716	6.29%	364,061	$30,063	8.26%
Allowance for possible loan losses	(5,375)			(5,372)			(4,114)
Noninterest-bearing assets:
Cash and due from banks	18,449			17,728			14,154
Premises and equipment, net	3,960			2,839			3,265
Accrued interest receivable	2,226			2,891			3,352
Other real estate owned	4,348			9,186			4,179
Other assets	17,690			15,580			13,863
Total average assets	$510,291			$499,207			$398,760
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$30,840	$146	0.47%	$27,275	$208	0.76%	$24,382	$360	1.48%
Money market accounts	75,111	1,103	1.47%	60,573	1,131	1.87%	47,440	1,604	3.38%
Savings accounts	23,705	124	0.52%	20,106	165	0.82%	18,337	322	1.76%
Time deposits	216,127	4,563	2.11%	221,387	7,686	3.47%	169,720	8,917	5.25%
Other borrowings	13,206	540	4.09%	33,476	1,427	4.26%	33,752	1,667	4.94%
Trust Preferred securities	15,000	784	5.23%	15,000	899	5.99%	6,945	541	7.79%
Total interest-bearing liabilities	373,989	$7,260	1.94%	377,817	$11,516	3.05%	300,576	$13,411	4.46%
Noninterest-bearing liabilities:
Noninterest-bearing checking	89,713			79,974			59,389
Accrued interest payable	756			1,141			1,388
Other liabilities	2,539			1,544			1,504
Total average liabilities	466,997			460,476			362,857

Total average shareholders’ equity	43,294			38,731			35,903
Total average liabilities and Shareholders’ equity	$510,291			$499,207			$398,760
Interest income as a percentage of average earning assets			5.74%			6.29%			8.26%
Interest expense as a percentage of average earning assets			1.55%			2.52%			3.68%
Net interest margin			4.19%			3.77%			4.58%

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $1,889,000, $1,352,000, and $1,468,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

(2) Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis because they are not material to the Company’s results of operations.

As summarized in Table 2, the increase in net interest income between the two twelve-month periods ended December 31, 2003 and 2002 is comprised of a decrease in total interest income of approximately $1.8 million, which was more than offset by a decrease in total interest expense of approximately $4.3 million. The Bank’s net interest margin, as shown in Table 1, increased to 4.19% at

December 31, 2003 from 3.77% at December 31, 2002, an increase of 42 basis points (100 basis points = 1%) between the two periods. Contrarily, the net margin reported during 2002 represents a decrease of 81 basis points from the 4.58% net margin realized by the Company during 2001. While assets have grown over the past three years and the balance sheet mix has changed, interest rate movements over those three years have played a significant role in net interest income trends.  Market rates of interest decreased significantly between the years ended December 31, 2000 and 2001, and then rates remained stable throughout much of 2002 and 2003. During 2002 and 2003, the Company’s liabilities continued to reprice. The prime rate, for example (the rate to which most of the Company’s floating-rate loans are tied), increased by 100 basis points during 2000, but declined by an unprecedented 475 basis points between December 31, 2000 and December 31, 2001, then only decreased 50 basis points during the fourth quarter of 2002, and another 25 basis points during June 2003. As a result of the Federal Reserve’s actions, the prime rate averaged 4.12% for the year ended December 31, 2003 as compared to 4.63% and 6.93% for the years ended December 31, 2002 and 2001, respectively.

Both the Company’s net interest income and net interest margin are affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change.” Both are also affected by changes in yields on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change”. The following table sets forth the changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the years indicated. Changes in interest income and expense, which are not attributable specifically to either rate or volume, are allocated proportionately between the two variances based on the absolute dollar amounts of the change in each.

Table 2.  Rate and Volume Analysis

	2003 compared to 2002			2002 compared to 2001
(In thousands)	Total	Rate	Volume	Total	Rate	Volume
(Decrease) increase in interest income:
Loans	$(1,387)	$(1,830)	$443	$(1,891)	$(5,884)	$3,993
Investment securities	(455)	(677)	222	383	(1,010)	1,393
Interest-bearing deposits in other banks	207	10	197	138	0	138
Federal funds sold and securities purchased under agreements to resell	(154)	(89)	(65)	23	(209)	232
Total interest income	(1,789)	(2,586)	797	(1,347)	(7,103)	5,756
(Decrease) increase in interest expense:
Interest-bearing demand accounts	(90)	(336)	246	(625)	(998)	373
Savings accounts	(41)	(67)	26	(157)	(186)	29
Time deposits	(3,123)	(2,944)	(179)	(1,231)	(3,510)	2,279
Other borrowings	(887)	(56)	(831)	(240)	(226)	(14)
Trust Preferred securities	(115)	(115)	0	358	(149)	507
Total interest expense	(4,256)	(3,518)	(738)	(1,895)	(5,069)	3,174
Increase (decrease) in net interest income	$2,467	$932	$1,535	$548	$(2,034)	$2,582

Total interest income decreased approximately $1.8 million or 6.2% for the year ended December 31, 2003 as compared to the previous year.  The change is attributable primarily to an increase in the overall volume of earning assets, which was more than offset by a decrease in market rates of interest. Earning asset growth was mainly in loans, which are traditionally the Company’s highest earning asset and, to a smaller degree, in investment securities and interest-bearing deposits. On average, loan growth totaled nearly $6.4 million or 1.8% during 2003. The Company continues to maintain a high percentage of loans in its earning asset mix with loans averaging 75.4% of total earning assets for the year ended December 31, 2003, as compared to 76.1% and 81.8% for the years ended December 31, 2002 and 2001, respectively.

For the year ended December 31, 2002, total interest income decreased approximately $1.3 million or 4.5% as compared to the year ended December 31, 2001.  As with 2003, this decrease is also attributable to an increase in the overall volume of earning assets, which was more than offset by a decrease in market rates of interest between 2001 and 2002. Earning asset growth was mainly in loans, which are traditionally the Company’s highest earning asset and, to a smaller degree, in investment securities, interest-bearing deposits and federal funds sold. On average, loan growth totaled nearly $49.5 million or 16.6% during 2002.

Total interest expense decreased approximately $4.3 million or 37.0% for the year ended December 31, 2003 as compared to the year ended December 31, 2002. As with the previous year, the decrease between these two periods is primarily the result of a substantial decrease in the average rates paid on all interest-bearing categories, which was combined with a decrease in average balances of time deposits and other borrowings during the year. Average time deposit balances decreased $5.3 million and average balances on other borrowings decreased $20.3 million during 2003, and the average rate paid on time deposits and other borrowings declined 136 and 17 basis points, respectively, when compared to the year ended December 31, 2001. All other interest bearing-liability categories experienced increases in average volumes during 2003, which were more than offset by the average rates paid on those liabilities.

For the year ended December 31, 2002, total interest expense of $11.5 million represents a decrease of approximately $1.9 million or 14.1% as compared to the year ended December 31, 2001. The decrease between these two periods is primarily the result of a substantial decrease in the average rates paid on all interest-bearing categories, which more than offset the $77.2 million total increase in average balances during the year. Rate declines were the result of general declines in market rates of interest over that period. While average time deposit balances increased $51.7 million during 2002, the total cost of those time deposits declined $1.2 million and the average rate paid declined 178 basis points, when compared to the year ended December 31, 2001. All other interest bearing-liability categories experienced increases in average volumes during 2002, while realizing declines in interest expense and the average rates paid on those liabilities.

Provision for Credit Losses

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management’s continuous credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the year ended December 31, 2003 the provision to the allowance for credit losses amounted to $1.7 million as compared to $2.0 and $1.7 million for the years ended December 31, 2002 and 2001, respectively. The provision made during the fourth quarter of 2003 totaled $841,000, or approximately 49.1% of the total provision made during 2003, while the provision made during the fourth quarter of 2002 totaled $744,000, or approximately 39.4% of the total provision made during that year. The additional provisions made during the fourth quarters of 2003 and 2002 were in response to increased levels of nonperforming loans. Specifically, additional provisions for credit losses taken during the fourth quarter of 2003 are primarily the result of a nonperforming lease portfolio totaling approximately $5.5 million. For further discussion, see “Asset quality and allowance for credit losses” included in the financial condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The additional provisions made during the fourth quarters of 2003 and 2002 were in response to increased levels of nonperforming loans. For further discussion, see the “Asset Quality and Allowance for Credit Losses” section of this financial review. The amount provided to the allowance for credit losses during 2003 brought the allowance to 1.76% of net outstanding loan balances at December 31, 2003, as compared to 1.59% of net outstanding loan balances at December 31, 2002, and 1.33% at December 31, 2001.

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicted and the net changes between those years:

	Years Ended December 31,			Increase (decrease) during Year
(In thousands)	2003	2002	2001	2003	2002
Customer service fees	$3,789	$3,895	$3,086	$(106)	$809
(Loss) gain on sale of securities	(58)	485	770	(543)	(285)
Gain on sale of loans	21	103	0	(82)	103
Gain on sale of OREO	80	4	34	76	(30)
Gain on sale of interest-bearing deposits in other banks	186	0	0	186	0
Shared appreciation income	1,813	267	112	1,546	155
Other	440	614	275	(174)	339
Total	$6,271	$5,368	$4,277	$903	$1,091

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers and, to a lesser extent, gains on sales of Company assets and other miscellaneous income. Noninterest income for the year ended December 31, 2003 increased $900,000 when compared to the previous year, and increased  $1.2 million when compared to the year ended December 31, 2001. Shared appreciation income on commercial real estate increased $1.5 million between the two years ended December 31, 2003 and 2002, and was a major contributing factor to the overall increase in noninterest income during 2003.

Shared appreciation income results from agreements between the Company and the borrower on certain construction loans where the Company agrees to receive interest on the loan at maturity rather than monthly and the borrower agrees to share in the profits of the project. The profit is determined by the appraised value of the completed project and subsequent refinancing or sale of the project. Due to the difficulty in calculating future values, shared appreciation income is recognized when received. Customer service fees declined by $106,000 during the year ended December 31, 2003, which is attributable to modest declines in checking service charges and overdraft fee income. Gain on sale of interest-bearing deposits in other banks totaled $186,000 during 2003, and resulted from the sale of investment CD’s. In addition, and in contrast to previous years, losses on sales of securities were experienced during 2003 as securities were called prior to maturity.

Total noninterest income for the year ended December 31, 2002 increased $1.1 million or 25.5% when compared to the year ended December 31, 2001. Increases in customer service fees accounted for $809,000 or 74.2% of the total increase in noninterest income between those two periods. Increases in customer service fees were attributable to growth in ATM fee income, as well as checking service charges and overdraft charges. The Company has not only increased its number of ATM’s, but has also experienced an increase in transaction volume over the past several years. Gains from sales of available-for-sale securities accounted for $485,000 of the total noninterest income for the year ended December 31, 2002. Increases of $339,000 in other noninterest income were largely comprised of OREO income, and dividends paid from the Company’s equity investment in a title company.

Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001
(Dollars in thousands)	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets
Salaries and employee benefits	$5,089	1.09%	$4,895	1.07%	$4,525	1.24%
Occupancy expense	1,658	0.35%	1,730	0.38%	1,731	0.48%
Data processing	515	0.11%	553	0.12%	544	0.15%
Professional fees	991	0.21%	965	0.21%	591	0.15%
Directors fees	184	0.04%	201	0.04%	202	0.06%
Amortization of intangibles	353	0.08%	360	0.08%	360	0.10%
Correspondent bank service charges	281	0.06%	289	0.06%	218	0.06%
Writedowns on OREO	403	0.09%	132	0.03%	19	0.01%
Other	2,381	0.51%	1,735	0.38%	1,628	0.45%
Total	$11,855	2.53%	$10,860	2.38%	$9,818	2.70%

Noninterest expense, excluding provision for credit losses and income tax expense, totaled $11.9 million for the year ended December 31, 2003 as compared to $10.9 million and $9.8 million for the years ended December 31, 2002 and 2001, respectively. These figures represent an increase of $1.0 million or 9.2% between the years ended December 31, 2003 and 2002 and an increase of $1.0 million or 10.6% between the years ended December 31, 2002 and 2001. Expense increases between the three years presented are associated primarily with normal, anticipated growth of the Company. As a percentage of average earning assets, total noninterest expense has only experienced minor changes over the past three years as the Company has controlled overhead expenses while experiencing profitable growth. Noninterest expense amounted to 2.53% of average earning assets for the year ended December 31, 2002 as compared to 2.38% at December 31, 2002 and 2.70% at December 31, 2001.

Increases in salaries and employee benefits over the three years presented were the result of additional staff to support the Company’s strategic long-term growth objectives, as well as normal wage and benefit increases combined with increased medical insurance costs incurred. Professional fees increased over the three years presented as the result of additional legal expenses associated with impaired loans, increased audit fees, and the formation of the Bank’s subsidiary REIT during 2002. Increases in other noninterest expense over the three years presented are associated with normal business growth and, include a number of items such as telephone, postage, insurance, and armored car expenses. Increases in other noninterest expense during 2003 included an additional $164,000 in expenses to maintain OREO properties.

Financial Condition

Total assets decreased by $12.7 million or 2.5% during the year to $506.6 million at December 31, 2003, down from $519.3 million at the end of the same period last year, but up from the balance of $450.9 million at December 31, 2001. The asset decline experienced during 2003 was primarily the result of a decrease in funding sources. Maturing securities were utilized to fund loan growth and growth in federal funds sold, as well as the overall decline in liabilities, thus enhancing the Company’s overall liquidity position. During the year ended December 31, 2003, net loans decreased $4.3 million, investment securities decreased $20.8 million, while federal funds sold and interest-bearing deposits in other banks increased $9.1 million. Total deposits of $444.4 million at December 31, 2003 increased $16.5 million or 3.9% from the balance reported at December 31, 2002, and increased $71.8 million or 19.5% from the balance of $368.7 million reported at December 31, 2001.

Earning assets averaged approximately $469.0 million during the year ended December 31, 2003, as compared to $456.4 million and $364.1 million for the years ended December 31 2002 and 2001, respectively. Average interest-bearing liabilities decreased to  $374.0 million for the year ended December 31, 2003, as compared to $377.8 million for the year ended December 31, 2002, but increased compared to $300.6 million for the year ended December 31, 2001.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $345.7 million at December 31, 2003, a decrease of $3.4 million or 1.0% when compared to the balance of $349.1 million at December 31, 2002, but an increase of $9.4 million or 2.8% when compared to the balance of $336.3 million reported at December 31, 2001.  Average loans totaled $353.6 million, $347.2 million, and $297.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003 average loans increased 1.8% when compared to the year ended December 31, 2002 and increased 18.8% compared to the year ended December 31, 2001.

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:

	2003		2002		2001		2000		1999
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans
Commercial and industrial	$116,991	33.9%	$117,293	33.6%	$102,280	30.4%	$66,435	25.4%	$52,275	26.4%
Real estate – mortgage	96,381	27.9	100,417	28.9	111,425	33.1	113,140	43.3	77,694	39.2
Real estate – construction	97,930	28.3	95,024	27.2	92,764	27.6	61,038	23.4	55,574	28.0
Agricultural	15,162	4.4	16,877	4.8	12,987	3.9	7,240	2.8	7,003	3.5
Installment/other	6,617	1.9	7,811	2.2	6,647	2.0	10,291	3.9	5,723	2.9
Lease financing	12,581	3.6	11,632	3.3	10,184	3.0	3,225	1.2	0	0.0
Total Loans	$345,662	100.0%	$349,054	100.0%	$336,287	100.0%	$261,369	100.0%	$198,269	100.0%

Loans declined during 2003 as part of the Company’s plan to slow overall asset growth and better position itself for sustained and stable growth in the future. During this time loan participations in other market areas were curtailed and the Company began to focus more on its market area of Fresno and Madera Counties as local economies began to improve. Total loan participations declined from $79.5 million at December 31, 2001 to $63.8 million and $42.7 million at December 31, 2002 and 2003, respectively. As a result, commercial and industrial, real estate mortgage, and construction loans showed only minor changes between December 31, 2002 and December 31, 2003. In addition, the company concentrated its resources on asset improvement and developing a business culture that will enable the Company to better compete in its market area. In the future, the Company will continue to focus on its core lending emphasis of commercial real estate and construction lending, as well as small business financing.

Loan volume continues to be greatest in what has historically been the Bank’s primary lending emphasis: commercial, real estate mortgage, and construction lending. The only loan growth experienced during 2003 occurred in real estate construction and lease financing loans, which increased by $3.0 million or 3.1%, and $949,000 or 8.2%, respectively, during the year. Modest decreases were experienced in all other loan categories during 2003. Much of the loan growth experienced during 2002 occurred in commercial and industrial loans, which increased by $15.0 million or 14.7% during that year. At December 31, 2003, approximately 77% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Construction loans continues to be a significant focus for the Company and increased $3.0 million or 3.1% during 2003, increased $2.3 million or 2.4% during 2002, and increased $31.7 million or 52.0% during 2001.

Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects.  Agricultural loans consisting of mostly short-term, floating rate loans for crop financing, decreased $1.7 million or 10.2% between December 31, 2002 and December 31, 2003, while installment loans decreased $1.2 million or 15.3% during that same period. Since 2000, the Company has done lease financing, with growth of $1.0 million or 8.2% experienced during 2003, as compared to $1.4 million or 14.5% and $7.0 million or 215.8% during the years ended December 31, 2002 and 2001, respectively.

The real estate mortgage loan portfolio totaling $96.4 million at December 31, 2003 consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate is the core of this segment of the portfolio, with balances of $86.1 million, $82.6 million, and $83.3 million at December 31, 2003, 2002, and 2001, respectively. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and, are mainly tied to commercial income and multi-family residential properties. The Company does not currently offer residential mortgage loans and, as a result, that portion of the portfolio generally has declined over time with balances of  $5.2 million, $7.8 million, and $13.4 million at December 31, 2003, 2002 and 2001, respectively. The Company purchased a portfolio of fixed-rate jumbo mortgages during 2001, which accounted for $8.7 million of the outstanding mortgage loans at December 31, 2001. With substantial prepayments experienced during 2002, that jumbo mortgage portfolio declined during the year to a balance of $1.9 million at December 31, 2002. The Company began offering short to medium-term, fixed-rate, home equity loans early in 1997 and during the last three years balances have declined moderately, with $5.0 million at December 31, 2003, $10.0 million at December 31, 2002, and $14.8 million at December 31, 2001.

The following table sets forth the maturities of the Bank’s loan portfolio at December 31, 2003. Amounts presented are shown by maturity dates rather than repricing periods:

(In thousands)	Due in one year or less	Due after one Year through Five years	Due after Five years	Total
Commercial and agricultural	$59,433	$57,151	$15,569	$132,153
Real estate – construction	67,712	30,218	0	97,930
	127,145	87,369	15,569	230,083
Real estate – mortgage	5,941	63,291	27,149	96,381
All other loans	4,417	13,433	1,348	19,198
Total Loans	$137,503	$164,093	$44,066	$345,662

The average yield on loans was 6.54% for the year ended December 31, 2003, representing a decrease of 52 basis points when compared to the year ended December 31, 2002 and was a result of a general decline in average market rates of interest between those two periods.  For the year ended December 31, 2002, the overall average yield on the loan portfolio was 7.06%, representing a decrease of 181 basis points when compared to 8.87% for the same twelve-month period of 2001 and again was a result of a significant decrease in average market rates of interest during 2002. The Bank’s loan portfolio is generally comprised of short-term or floating rate loans and is therefore susceptible to fluctuations in market rates of interest. At December 31, 2003, 2002 and 2001, approximately 66.5%, 68.7% and 65.2% of the Bank’s loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank’s fixed and floating rate loans at December 31, 2003. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

(In thousands)	Due in one year or less	Due after one Year through Five years	Due after Five years	Total
Accruing loans:
Fixed rate loans	$38,440	$49,035	$14,080	$101,555
Floating rate loans	95,031	100,634	29,786	225,451
Total accruing loans	133,471	149,669	43,866	327,006
Nonaccrual loans:
Fixed rate loans	306	8,029	0	8,335
Floating rate loans	3,726	6,395	200	10,321
Total nonaccrual loans	4,032	14,424	200	18,656
Total Loans	$137,503	$164,093	$44,066	$345,662

Securities

Following is a comparison of the amortized cost and approximate fair value of available-for-sale and held-to-maturity securities for the three years indicated:

	December 31, 2003				December 31, 2002
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Available-for-sale:
U.S. Government agencies	$58,666	$613	$(354)	$58,925	$63,794	$1,570	$0	$65,364
U.S. Government agency collateralized mortgage obligations	54	0	0	54	84	4	0	88
Obligations of state and political subdivisions	2,613	201	0	2,814	2,795	178	0	2,973
Other investment securities	21,646	421	(125)	21,942	36,158	5	(21)	36,142
Total available-for-sale	$82,979	$1,235	$(479)	$83,735	$102,831	$1,757	$(21)	$104,567

	December 31, 2001
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies	$42,341	$360	$(74)	$42,627
U.S. Government agency collateralized mortgage obligations	211	1	(2)	210
Obligations of state and political subdivisions	3,464	72	(4)	3,532
Other investment securities	17,164	0	(168)	16,996
Total available-for-sale	$63,180	$433	$(248)	$63,365

Included in other debt securities at December 31, 2003 is a short-term government securities mutual fund totaling $7.9 million, a commercial asset-backed trust totaling $5.6 million, and Trust Preferred securities pools totaling $8.4 million. Included in other debt securities at December 31, 2002 is a short-term government securities mutual fund totaling $10.0 million, a money market mutual fund totaling $23.0 million, and a Trust Preferred securities pool totaling $3.1 million.  The commercial asset-backed trust consists of fixed and floating rate commercial and multifamily mortgage loans. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

Realized gains on securities available-for-sale totaled $11,000 during 2003, $509,000 during 2002, and $769,000 during 2001. Realized losses on securities available-for-sale totaled $69,000 during 2003 and $24,000 during 2002. There were no realized losses for such securities during 2001.

Investment securities decreased $20.82 million between December 2002 and December 2003, as maturing securities were utilized to fund borrowing runoff. Excess funds were temporarily invested in overnight funds to enhance the Company’s liquidity position. The decrease in securities during 2003 was primarily in other investment securities, and included the sale of a short-term money market mutual fund with Janus Investments totaling $23.0 million.

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

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2003 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year to five years		After five years to ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale:
U.S. Government agencies	$—	—%	$49,522	3.41%	$—	—%	$9,403	5.24%	$58,925	3.70%
U.S. Government agency collateralized mortgage obligations	—	—	—	—	—	—	54	5.15%	54	5.15%
Obligations of state and political subdivisions	377	4.36%	402	4.45%	284	4.43%	1,751	4.91%	2,814	5.09%
Other investment securities	7,926	3.43%	4,950	2.53%	—	—	9,066	6.59%	21,942	4.59%
Total estimated fair value	$8,303	3.47%	$54,874	3.34%	$284	4.43%	$20,274	5.81%	$83,735	3.98%

(1) Weighted average yields are not computed on a tax equivalent basis

At December 31, 2003 and 2002, available-for-sale securities with an amortized cost of approximately $61.3 million and $65.0 million, respectively (fair value of $61.7 million and $66.7 million, respectively) were pledged as collateral for public funds, FHLB borrowings, and treasury tax and loan balances.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Total deposits increased $16.5 million or 3.9% during the year to a balance of $440.4 million at December 31, 2003 and increased $55.3 million or 15.0% between December 31, 2001 and December 31, 2002. Core deposits, consisting of all deposits other than time deposits of $100,000 or more and brokered deposits, continue to provide the foundation for the Bank’s principal sources of funding and liquidity. These core deposits amounted to 70.1%, 69.4% and 65.5% of the total deposit portfolio at December 31, 2003, 2002 and 2001, respectively.

The following table sets forth the year-end amounts of deposits by category for the years indicated, and the dollar change in each category during the year:

	December 31,			Change during Year
(In thousands)	2003	2002	2001	2003	2002
Noninterest-bearing deposits	$94,597	$89,000	$72,413	$5,597	$16,587
Interest-bearing deposits:
NOW and money market accounts	120,375	100,199	83,316	20,176	16,883
Savings accounts	23,691	21,138	19,883	2,553	1,255
Time deposits:
Under $100,000	75,640	85,564	68,414	(9,924)	17,150
$ 100,000 and over	126,141	128,086	124,625	(1,945)	3,461
Total interest-bearing deposits	345,847	334,987	296,238	10,860	38,749
Total deposits	$440,444	$423,987	$368,651	$16,457	$55,336

The Company’s continues to emphasize core deposits as part of its relationship banking strategy. As a result, deposits continue to grow in the Company’s deposit categories of NOW and money market accounts, savings accounts, as well as noninterest-bearing checking accounts. Substantial increases have been experienced in these deposit categories during 2002 and 2003 as the result of both an increase in the total number of accounts as well as an increase in the average balance per account, particularly in money market accounts. With market rates of interest at historical lows, money market accounts, with their tiered interest-rate features, have become increasingly attractive to depositors. During 2003 total NOW, money market accounts, and noninterest-bearing checking accounts increased in all branches, with about 54% of that increase taking place in the immediate Fresno area.

Deposit accounts of $100,000 or more, for NOW and money market accounts, as well as noninterest-bearing checking accounts, increased approximately $33.7 million between December 31, 2001 and December 31, 2002, and increased $21.1 million between December 31, 2001 and December 31, 2002. On average, total NOW, money market accounts, and noninterest-bearing checking accounts of $100,000 or more increased $27.3 million during 2003 and increased $29.0 million during 2002.

As mentioned previously, growth in time deposits has fluctuated over the past several years, as the Company has been able to control the level of these deposits to some degree with pricing strategies. Time deposits, including brokered and other out-of-market deposits were allowed to grow during 2002 as the funds were needed for loan growth, but then allowed to run-off as they matured during 2003 as the need for such deposits diminished. The Company will continue to use pricing strategies to control the overall level of time deposits as part of its growth and liquidity planning process.

During the year ended December 31, 2003, increases were experienced in all deposit categories, except in time deposits, with the majority of the increase being in interest-bearing checking accounts. During the year ended December 31, 2002, increases were experienced in all deposit categories, with substantial increases in time deposits, as well as interest-bearing and noninterest-bearing checking accounts. Much of the increase in time deposits over the years presented has been the result of wholesale and brokered deposits, as well as time deposits from the State of California. The Company has utilized brokered deposits over the past several years to enhance its deposit growth, with brokered deposits totaling $27.1 million, $26.3 million and $51.3 million at December 31, 2003, 2002 and 2001, respectively. In addition, the Company has been able to obtain time deposits from the State of California, which totaled $40.0 million, $40.0 million, and $30.0 million at December 31, 2003, 2002 and 2001, respectively. The time deposits of the State of California are collateralized by pledged securities in the Company’s investment portfolio.

The Company’s deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $10.9 million or 3.2% between December 31, 2002 and December 31, 2003, while noninterest-bearing deposits increased $5.6 million or 6.3% between the same two periods presented. Between December 31, 2001 and December 31, 2002, total interest-bearing deposits increased $38.7 million or 13.1%, while noninterest-bearing deposits increased $16.6 million or 22.9%.

On a year-to-date average, the Company experienced an increase of $26.2 million or 6.4% in total deposits between the years ended December 31, 2002 and December 31, 2003. Between these two periods, average interest-bearing deposits increased $16.4 million or 5.0%, while total noninterest-bearing checking increased $9.7 million or 12.2% on a year-to-date average basis. On average, the Company experienced increases in all deposit categories between the years ended December 31, 2002 and December 31, 2003, except time deposits, which decreased $5.3 million on average during 2003. On a year-to-date average basis, total deposits increased $90.0 million or 28.2% between the years ended December 31, 2001 and December 31, 2002.  Of that total, interest-bearing deposits increased by $69.5 million or 26.7%, while noninterest-bearing deposits increased $20.6 million or 34.7% during 2002. The most significant increases experienced in average deposits during 2002 were in time deposits, money market accounts, and noninterest bearing accounts.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001
(Dollars in thousands)	Average Balance	Rate %	Average Balance	Rate %	Average Balance	Rate %
Interest-bearing deposits:
Checking accounts	$105,951	1.18%	$87,848	1.52%	$71,822	2.73%
Savings	23,705	0.52%	20,106	0.82%	18,337	1.76%
Time deposits (1)	216,127	2.11%	221,387	3.47%	169,720	5.25%
Noninterest-bearing deposits	89,713		79,974		59,389

(1) Included at December 31, 2003, are $126.1 million in time certificates of deposit of  $100,000 or more, of which $65.7 million matures in three months or less, $13.1 million matures in 3 to 6 months, $29.1 million matures in 6 to 12 months, and $18.2 million matures in more than 12 months.

Short-term Borrowings

The Company has the ability to obtain borrowed funds consisting of federal funds purchased, securities sold under agreements to repurchase (“repurchase agreements”) and Federal Home Loan Bank (“FHLB”) advances as alternatives to retail deposit funds. The

Company has established collateralized and uncollateralized lines of credit with several correspondent banks, as well as a securities dealer, for the purpose of obtaining borrowed funds as needed. The Company may continue to borrow funds in the future as part of its asset/liability strategy, and may use these funds to acquire certain other assets as deemed appropriate by management for investment purposes and to better utilize the capital resources of the Bank. Federal funds purchased represent temporary overnight borrowings from correspondent banks and are generally unsecured. Repurchase agreements are collateralized by mortgage backed securities and securities of U.S. Government agencies, and generally have maturities of one to six months, but may have longer maturities if deemed appropriate as part of the Company’s asset/liability management strategy. FHLB advances are collateralized by the Company’s stock in the FHLB, securities, and certain qualifying mortgage loans. In addition, the Company has the ability to obtain borrowings from the Federal Reserve Bank of San Francisco, which would be collateralized by certain pledged loans in the Company’s loan portfolio. The lines of credit are subject to periodic review of the Company’s financial statements by the grantors of the credit lines. Lines of credit may be modified or revoked at any time if the grantors feel there are adverse trends in the Company’s financial position.

The Company had collateralized and uncollateralized lines of credit aggregating $130.6 million and $157.5 million, as well as FHLB lines of credit totaling $31.8 million and $36.7 million at December 31, 2003 and 2002, respectively. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR.

The table below provides further detail of the Company’s federal funds purchased, repurchase agreements and FHLB advances for the years ended December 31, 2003, 2002 and 2001:

	December 31,
(Dollars in thousands)	2003	2002	2001
At period end:
Federal funds purchased	$0	$0	$0
Repurchase agreements	0	0	5,300
FHLB advances	0	35,400	22,200
Total at period end	$0	$35,400	$27,500
Average ending interest rate – total	0.00%	4.17%	4.13%
Average for the year:
Federal funds purchased	$745	$77	$1,480
Repurchase agreements	0	218	12,048
FHLB advances	11,973	32,398	19,255
Total average for the year	$12,718	$32,693	$32,783
Average interest rate – total	4.04%	4.22%	4.82%
Maximum total borrowings outstanding at any month-end during the year:
Federal funds purchased	$0	$1,995	$19,870
Repurchase agreements/FHLB advances	35,400	35,400	24,350
Total	$35,400	$37,395	$44,220

Asset Quality and Allowance for Credit Losses

Lending money is the Company’s principal business activity, and ensuring appropriate evaluation, diversification, and control of credit risks is a primary management responsibility. Implicit in lending activities is the fact that losses will be experienced and that the amount of such losses will vary from time to time, depending on the risk characteristics of the loan portfolio as affected by local economic conditions and the financial experience of borrowers.

The allowance for credit losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in existing loans and commitments to extend credit. The adequacy of the allowance for credit losses is based upon management’s continuing assessment of various factors affecting the collectibility of loans and commitments to extend credit; including current economic conditions, past credit experience, collateral, and concentrations of credit. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The collectibility of a loan is subjective to some degree, but must relate to the borrower’s financial condition, cash flow, quality of the borrower’s management expertise, collateral and guarantees, and the state of the local economy. When determining the adequacy of the allowance for credit losses, the Company follows, in accordance with GAAP, the guidelines set forth in the Interagency Policy Statement on the Allowance for Loan and Lease Losses (“Statement”) issued jointly by banking regulators during July 2001. The Statement outlines characteristics that should be used in segmentation of the loan portfolio for purposes of the analysis including risk classification, past due status, type of loan, industry or collateral. It also outlines factors to consider when adjusting the loss factors for various segments of the loan portfolio. Securities and Exchange Commission Staff Accounting Bulletin No. 102 was also released at this time which represents the SEC staff’s view relating to methodologies and supporting documentation for the Allowance for Loan and Lease Losses that should be observed by all public companies in complying with the federal securities laws and the Commission’s interpretations.  It is also generally consistent with the guidance published by the banking regulators.

The Company segments the loan and lease portfolio into eleven (11) segments, primarily by loan class and type, that have homogeneity and commonality of purpose and terms for analysis under SFAS No. 5. Those loans which are determined to be impaired under SFAS No. 114 are not subject to the general reserve analysis under SFAS No. 5, and evaluated individually for specific impairment. The eleven segments of the Company’s loan portfolio are as follows (subtotals are provided as needed to allow the reader to reconcile the amounts to the Company’s loan classification reported elsewhere in these financial statements):

Loan Segments for Loan Loss Reserve Analysis		Loan Balance at December 31,
(dollars in 000’s)		2003	2002	2001	2000	1999
1	Commercial and Business Loans	$107,068	$105,513	$88,864	$55,993	$40,831
2	Government Program Loans	9,923	11,780	13,416	10,442	11,444
Total Commercial and Industrial		116,991	117,293	102,280	66,435	52,275

3	Commercial Real Estate Term Loans	86,142	82,600	83,328	89,504	56,154
4	Single Family Residential Loans	5,240	7,827	13,363	6,147	7,764
5	Home Improvement/Home Equity Loans	4,999	9,990	14,734	17,489	13,776
Total Real Estate Mortgage		96,381	100,417	111,425	113,140	77,694

6	Total Real Estate Construction Loans	97,930	95,024	92,764	61,038	55,574

7	Total Agricultural Loans	15,162	16,877	12,987	7,240	7,003

8	Consumer Loans	6,134	7,423	6,131	9,814	5,086
9	Overdraft protection Lines	341	221	341	289	412
10	Overdrafts	142	167	175	188	225
Total Instalment/other		6,617	7,811	6,647	10,291	5,723

11	Total Lease Financing	12,581	11,632	10,184	3,225	0

Total Loans		$345,662	$349,054	$336,287	$261,369	$198,269

The Company’s methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include:

• the formula allowance,

• specific allowances for problem graded loans (“classified loans”)

• and the unallocated allowance

In addition, the allowance analysis also incorporates the results of measuring impaired loans as provided in:

• Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan”  and

• SFAS 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.”

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Factors that may affect collectibility of the loan portfolio include:

•                  Levels of, and trends in delinquencies and nonaccrual loans;

•                  Trends in volumes and term of loans;

•                  Effects of any changes in lending policies and procedures including those for underwriting, collection, charge-off, and recovery;

•                  Experience, ability, and depth of lending management and staff;

•                  National and local economic trends and conditions and;

•                  Concentrations of credit that might affect loss experience across one or more components of the portfolio, including high-balance loan concentrations and participations.

Management determines the loss factors for problem-graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss”. Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss.

Loan participations are reviewed for allowance adequacy under the same guidelines as other loans in the Company’s portfolio, with an additional participation factor added, if required, for specific risks associated with participations. In general, participations are subject to certain thresholds set by the Company, and are reviewed for geographic location as well as the well-being of the underlying agent bank.

The formula allowance includes reserves for certain off-balance sheet risks including letters of credit, unfunded loan commitments, and lines of credit. Reserves for undisbursed commitments are generally formula allocations based on the Company’s historical loss experience and other loss factors, rather than specific loss contingencies. The reserves for these off-balance sheet commitments are included in the Company’s allowance for credit losses, rather than a separate liability on the balance sheet because the reserve amounts are considered to be immaterial in relation to total liabilities. At December 31, 2003, 2002 and 2001 the formula reserve allocated to undisbursed commitments totaled $399,000, $224,000 and $181,000, respectively.

Specific allowances are established based on management’s periodic evaluation of loss exposure inherent in classified loans, impaired loans, and other loans in which management believes there is a probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. Specific allowance amounts include those calculated under SFAS No. 114. Under SFAS No. 114, specific allowances are determined based on the collateralized value of the underlying properties, the net present value of the anticipated cash flows, or the market value of the underlying assets. Under SFAS No. 5, specific allowances, where required, are determined on the basis of additional risks involved with individual loans that may be in excess of risk factors associated with the loan portfolio as a whole. The specific allowance is different from the formula allowance in that the specific allowance is determined on a loan-by-loan basis based on risk factors directly related to a particular loan, as opposed to the formula allowance which is determined for a pool of loans with similar characteristics, based on past historical trends and other risk factors which may be relevant on an ongoing basis.

The unallocated portion of the allowance is the result of both expected and unanticipated changes in various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions may include, but are not limited to, general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, and other business conditions.

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentration, and 10) other business conditions. The ninth factor above for high balance loan concentration was added during 2002, and as a result, the impact to the allowance for credit losses for the inclusion of that factor amounted to approximately $183,000 and $132,000 for 2003 and 2002, respectively. Other than the added factor just mentioned, there were no changes in estimation methods or assumptions during 2003 that affected the methodology for assessing the overall adequacy of the allowance for credit losses.

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

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans include nonaccrual loans, restructured debt, and currently performing loans in which full payment of principal or interest is not expected. Management bases the measurement of these impaired loans on the fair value of the loan’s collateral or the expected cash flows on the loans discounted at the loan’s stated interest rates. Cash receipts on impaired loans not performing to contractual terms and that are on nonaccrual status are used to reduce principal balances. Impairment losses are included in the allowance for credit losses through a charge to the provision, if applicable. Impaired loans are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. The amount of impaired loans is not directly comparable to the amount of nonperforming loans disclosed later in this section. The primary differences between impaired loans and nonperforming loans are: i) all loan categories are considered in determining nonperforming loans while impaired loan recognition is limited to commercial and industrial loans, commercial and residential real estate loans, construction loans, and agricultural loans, and ii) impaired loan recognition considers not only loans 90 days or more past due, restructured loans and nonaccrual loans but also may include problem loans other than delinquent loans.

At December 31, 2003 and 2002, the Company’s recorded investment in loans for which impairment has been recognized totaled $18.7 million and $15.3 million, respectively. Included in total impaired loans at December 31, 2003, is $7.3 million of impaired loans for which the related specific allowance is $2.3 million, as well as $11.4 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2002 included $8.4 million of impaired loans for which the related specific allowance is $1.3 million, as well as $6.9 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $18.1 million, $11.3 million and $5.7 million during the years ended December 31, 2003, 2002 and 2001, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the year ended December 31, 2003, the Company recognized no income on such loans. For the years ended December 31, 2002 and 2001, the Company recognized $3,000 and $23,000, respectively, of income on such loans.

The Company focuses on competition and other economic conditions within its market area, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. With interest rates at historical lows, the economic recovery has been slow in coming, however the recovery began to gain momentum during the last half of 2003. Both business and consumer spending improved during the third quarter of 2003, with GDP of more than 8.0% being reported during the quarter. GDP during the fourth quarter of 2003 was 4.0% and is expected to remain at that level throughout 2004.  It is difficult to determine whether the Federal Reserve will adjust interest rates in an effort to control the economy, however interest rate increases are anticipated during the later part of 2004. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. The local market has improved economically during the current year while the rest of the state and the nation has experienced slowed economic growth. The local area market has not been as volatile as those of San Francisco and other areas, which should bode well for sustained growth in the Company’s market areas of Fresno and Madera Counties. Local unemployment rates remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates are expected to improve nationally during 2004. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state, although this growth may begin to slow as the Federal Reserve raises interest rates to control what it perceives as an accelerating economy. Management recognizes increased risk of loss due to the Company’s exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company’s allowance for credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the years indicated.

	December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999
Total loans outstanding at end of period before Deducting allowances for credit losses	$344,797	$348,598	$335,620	$260,575	$197,876
Average net loans outstanding during period	$353,562	$347,192	$297,653	$230,305	$175,324

Balance of allowance at beginning of period	$5,556	$4,457	$3,773	$2,642	$1,907
Loans charged off:
Real estate	0	0	0	0	0
Commercial and industrial	(1,080)	(659)	(874)	(430)	(285)
Lease financing	(161)	(238)	(162)	(0)	(0)
Installment and other	(33)	(36)	(40)	(44)	(27)
Total loans charged off	(1,274)	(933)	(1,076)	(474)	(312)
Recoveries of loans previously charged off:
Real estate	0	0	0	0	0
Commercial and industrial	61	37	23	11	19
Lease financing	25	31	4	0	0
Installment and other	0	1	0	14	3
Total loan recoveries	86	69	27	25	22
Net loans charged off	(1,188)	(864)	(1,049)	(449)	(290)

Provision charged to operating expense	1,713	1,963	1,733	1,580	1,025
Balance of allowance for credit losses at end of period	$6,081	$5,556	$4,457	$3,773	$2,642

Net loan charge-offs to total average loans	0.34%	0.25%	0.35%	0.19%	0.17%
Net loan charge-offs to loans at end of period	0.34%	0.25%	0.31%	0.17%	0.15%
Allowance for credit losses to total loans at end of period	1.76%	1.59%	1.33%	1.45%	1.34%
Net loan charge-offs to allowance for credit losses	19.54%	15.55%	23.54%	11.90%	10.98%
Net loan charge-offs to provision for credit losses	69.35%	44.01%	60.53%	28.42%	28.29%

Management believes that the 1.76% credit loss allowance to total loans at December 31, 2003 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company’s service areas or other circumstances will not be reflected in increased losses in the loan portfolio. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

	2003		2002		2001		2000		1999
(Dollars in thousands)	Allowance for Loan Losses	% of Loans	Allowance for Loan Losses	% of Loans	Allowance for Loan Losses	% of Loans	Allowance for Loan Losses	% of Loans	Allowance for Loan Losses	% of Loans
Commercial and industrial	$1,755	33.9%	$3,080	33.6%	$1,951	30.4%	$1,328	25.4%	$1,028	26.4%
Real estate – mortgage	508	27.9%	803	28.9%	899	33.1%	1,141	43.3%	1,061	39.2%
Real estate – construction	1,067	28.3%	1,046	27.2%	893	27.6%	606	23.4%	436	28.0%
Agricultural	188	4.4%	229	4.8%	123	3.9%	65	2.8%	54	3.5%
Installment/other	97	1.9%	99	2.2%	102	2.0%	72	3.9%	63	2.9%
Lease financing	2,466	3.6%	298	3.3%	120	3.0%	82	1.2%	0	—
Not allocated	0	—	1	—	369	—	479	—	0	—
	$6,081	100.0%	$5,556	100.0%	$4,457	100.0%	$3,773	100.0%	$2,642	100.0%

The increase in reserve allocations for lease financing loans between 2002 and 2003 is the result of the nonperformance of a purchased lease portfolio totaling $5.5 million. This lease portfolio is an impaired credit on non-accrual and has a specific allowance of $1.9 million allocated to it at December 31, 2003.  The specific allowance was determined based on an estimate of expected future cash flows.  The guarantor of those leases has entered court proceedings to discharge their guarantee based on the fact that many of the underlying leases were fraudulent.  The Company, based upon advice from their counsel, does not believe it is probable the guarantors’ fraud defense will prevail and intends to vigorously pursue the guarantee.  The Company believes the specific allowance as determined under SFAS No. 114 is adequate to cover probable losses for this lease portfolio.

During a recent regulatory examination, the lease portfolio in question was classified as doubtful by the Bank’s regulators based upon state regulatory guidelines.  California state statute No. 1951 requires that a credit where interest is past due and unpaid for more than one year, is not well secured and not in the process of collection be charged off.  The regulators have requested that the Bank charge-off the principle balance in the first or second quarter of 2004 for regulatory purposes if the judge has not made a ruling or no principle payments have been made by these dates.  The Company believes that under generally accepted accounting principles, a total loss of principal is not probable and the allowance calculated under SFAS No. 114 is adequate.  At this time it is uncertain how much the Company will collect, however management believes the Company will collect part, if not all, of the amounts due.

The allowance allocation attributable to commercial and industrial loans increased approximately $1.1 million between 2001 and 2002 primarily as the result of a single commercial loan totaling $700,000, which was classified as doubtful at December 31, 2002. The loan was subsequently charged-off during the first quarter of 2003, and a result the allowance allocation for that loan category declined during 2003.

During 2003, the Company revised its methodology for allocating the total allowance for credit losses between the formula allowance and the specific allowance. Prior to 2003, the entire loan portfolio was reviewed under the guidelines set by SFAS No. 5 “Accounting for Contingencies”. In addition, those loans considered to be impaired were also reviewed under standards required by SFAS No. 114, and specific reserves were calculated under those guidelines. For purposes of allocating the formula allowance and the specific allowance, loans identified as impaired under SFAS No. 114 were allocated a formula reserve as calculated under SFAS No. 5, and an additional specific allowance if required under SFAS No. 114. As a result, a portion of the allowance for impaired loans might be included in the formula allowance as calculated under SFAS No. 5, and the remainder would be designated a specific allowance, so that the entire allowance for impaired loans would be adequate under SFAS No. 114. Effective June 2003, the Company segregated those loans considered impaired under SFAS No. 114 from the loan portfolio and analyzed the remainder of the loan portfolio under SFAS No. 5. Then loans considered impaired under SFAS No. 114 were reviewed separately for specific allowance allocation. As a result, all allowance reserves allocated to impaired loans are now considered specific reserves for purposes of the Company’s evaluation of the adequacy of the allowance for credit losses, rather than a combination of formula allowance and specific allowance.

The following summarizes the Company’s allowance for credit losses related to the specific, formula, and unallocated reserves for the year-ends shown (amounts shown prior to 2003 have been adjusted to reflect the revised methodology for allocating the total allowance between the formula allowance and the specific allowance as discussed above):

	December 31,
(Dollars in 000’s)	2003	2002	2001	2000	1999
Formula allowance	$3,737	$4,216	$3,973	$3,160	$2,459
Specific allowance	2,344	1,339	115	134	104
Unallocated allowance	0	1	369	479	0
Total allowance	$6,081	$5,556	$4,457	$3,773	$2,642

At December 31, 2003, the Company’s allowance for credit losses was $6.1 million, consisting of $3.7 million in formula allowance, and $2.3 million in specific allowance. At December 31, 2003, the specific allowance consisted of $49,000 allocated to commercial and industrial loans, and $2.3 million to lease financing loans. At December 31, 2002, the Company’s allowance for credit losses was $5.6 million, consisting of $4.2  million in formula allowance, $1.3 million in specific allowance, and $1,000 in unallocated allowance. At December 31, 2002, $1.1 million of the specific allowance was allocated entirely to commercial and industrial loans, and the remaining $108,000 and $165,000 were allocated to real estate mortgage and lease financing loans, respectively.

The total formula allowance decreased approximately $479,000 between 2002 and 2003, with decreases of $309,000 and $187,000 experienced in commercial and industrial loans and real estate mortgage loans. During 2003, the Company experienced, a decrease of  $5.3 million in substandard loans, an increase of $3.9 million in special mention loans, a decrease of $700,000 in doubtful loans, and a decrease of approximately $2.0 million in “pass” loans.

The formula allowance increased in all loan categories except mortgage and installment loans during 2002 as the result of increases in loan balances during the year, as well as increases in the level of classified loans. The formula allowance increased by approximately

$243,000 between December 31, 2001 and December 31, 2002. The increase in the formula allowance during 2002 was the result of several factors including, an increase of $5.7 million in substandard loans, an increase of $677,000 in doubtful loans, and an increase of approximately $13.6 million in “pass” loans during 2002. Special mention loans decreased by about $506,000 between December 31, 2001 and December 31, 2002.

Although in some instances, the downgrading of a loan resulting from the factors used by the Company in its allowance analysis has been reflected in the formula allowance, management believes that in some instances, the impact of material events and trends has not yet been reflected in the level of nonperforming loans or the internal risk grading process regarding these loans. Accordingly, the Company’s evaluation of probable losses related to these factors may be reflected in the unallocated allowance. The evaluation of the inherent losses concerning these factors involve a higher degree of uncertainty because they are not identified with specific problem credits, and therefore the Company does not spread the unallocated allowance among segments of the portfolio. At December 31, 2003 the Company had no unallocated allowance, reflecting a decrease from the balance of $1,000 at December 31, 2002, and $369,000 at December 31, 2001. Management’s estimates of the unallocated allowance are based upon a number of underlying factors including 1) the effect of deteriorating national and local economic trends, 2) the effects of export market conditions on certain agricultural and manufacturing borrowers, 3) the effects of abnormal weather patterns on agricultural borrowers, as well as other borrowers that may be impacted by such conditions, 4) the effect of increased competition in the Company’s market area and the resultant potential impact of more relaxed underwriting standards to borrowers with multi-bank relationships, 5) the effect of soft real estate markets, and 6) the effects of having a larger number of borrowing relationships which are close to the Company’s lending limit, any one if which were not to perform to contractual terms, would have a material impact on the allowance.

The Company’s loan portfolio has concentrations in commercial real estate, commercial, and construction loans, however these portfolio percentages fall within the Company’s loan policy guidelines.

It is the Company’s policy to discontinue the accrual of interest income on loans for which reasonable doubt exists with respect to the timely collectibility of interest or principal due to the inability of the borrower to comply with the terms of the loan agreement. Such loans are placed on nonaccrual status whenever the payment of principal or interest is 90 days past due or earlier when the conditions warrant, and interest collected is thereafter credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Management may grant exceptions to this policy if the loans are well secured and in the process of collection.

The following table sets forth the Company’s nonperformong assets as of the dates indicated:

	December 31,
(Dollars in thousands, except footnote)	2003	2002	2001	2000	1999
Nonaccrual loans (1)	$18,656	$15,432	$13,019	$2,810	$4,373
Restructured loans	9	0	0	0	2 ,401
Total nonperforming loans	18,665	15,432	13,019	2,810	6,774
Other real estate owned	2,718	9,685	5,390	2,959	663
Total nonperforming assets	$21,383	$25,117	$18,409	$5,769	$7,437

Loans, past due 90 days or more, still accruing	$0	$0	$0	$595	$0

Nonperforming loans to total gross loans	5.40%	4.42%	3.87%	1.08%	3.42%
Nonperforming assets to total gross loans	6.19%	7.20%	5.47%	2.21%	3.75%

(1)	There are no nonaccrual loans at December 31, 2003 which are restructured. Included in nonaccrual loans at December

31, 2002 and 2001 and 2000 are restructured loans totaling $21,400 and $37,600, respectively. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2003 in accordance with their original terms is approximately $1.6 million.

The overall level of nonperforming assets has increased since 2000, primarily as the result of a small number of large lending relationships, which have become nonperforming during that period. During 2001, three large relationships totaling approximately $12.0 million were classified as nonaccrual, while approximately $2.9 million in nonaccrual loans were transferred to other real estate owned through foreclosure. During 2002, $5.0 million, representing one of the three large relationships that had become nonaccrual during the previous year, was foreclosed upon and transferred to other real estate owned through foreclosure. In addition during 2002, a nonperdorming lease portfolio totaling $5.5 million was taken to nonaccrual status. Aside from the small number of large nonperforming relationships just discussed, the Company does not foresee an overall increase in nonperforming assets as a result of the condition of the loan portfolio, and in fact nonperforming levels have begun to decline. Continued high levels of nonperforming assets have the potential to impact the future earnings growth of the Company, however Management believes that with declining nonperforming balances combined with prudent lending policies, the Company will not experience any significant impact on earnings.

The overall level of nonaccrual loans has increased between December 31, 2002 and December 31, 2003 as commercial and commercial real estate delinquencies have increased. A substantial portion of the nonaccural loans at December 31, 2003 are collateralized by real estate.  Other real estate owned through foreclosure has been reduced significantly during 2003 as the result of both sales, and transfers of properties for other uses. One property totaling more than $5.0 million was sold during the first quarter of 2003, while two additional properties totaling more than $2.7 million were transferred to bank premises during the second quarter of 2003. One of these transferred properties with a carrying value of $923,000 was subsequently sold during the fourth quarter of 2003. The remaining transferred property will be used in the Company’s ongoing operations (see Note 4 to the Company’s financial statements).

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

Except for the loans included in the above table, there were no loans at December 31, 2003 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

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

Allowance for Credit Losses

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality and Allowance for Credit Losses section of this financial review.

If the loan portfolio were to increase by 10% proportionally throughout all loan classifications, the additional estimated provision to the allowance that would be required, based on the percentage allocations utilized at December 31, 2003, would be approximately $373,000 pretax ($220,000 net of tax). This includes an additional $80,000 ($47,000 net of tax) for criticized loans (those classified as special mention or worse and excluding those considered impaired under SFAS No. 114), and an additional $293,000 ($172,000 net of tax) for the remainder of the loan portfolio that is perfoming.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets. The expected useful lives of certain assets including technological related hardware and software could be subject to change due to technological advances or new standards among computer, or other related equipment. Such equipment generally has a short depreciable life, and therefore changes in the useful lives of such equipment would not have a material impact on the net income of the Company.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of the book value of the loan, or fair value of the property, less estimated costs to sell. The excess, if any, of the loan amount over the fair value is charged to the allowance for credit losses. Subsequent declines in the fair value of other real estate owned, along with related revenue and expenses from operations, are charged to noninterest expense. The valuation of such properties is subject to change as circumstances in the Company’s market area, or general economic trends, change.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are measured using current tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered. If the Company’s future income is not sufficient to apply the deferred tax assets within the tax years to which they may be applied, the deferred tax asset may not be realized and the Company’s income will be reduced.

On December 31, 2003 the California Franchise Tax Board (FTB) announced certain tax transactions related to real estate investment trusts (REITs) and regulated investment companies (RICs) will be disallowed pursuant to Senate Bill 614 and Assembly Bill 1601, which were signed into law in the 4th quarter of 2003.  As a result, the Company reversed related net state tax benefits recorded in the first three quarters of 2003 and took no such benefit in the 4th quarter. The Company continues to review the information available from the FTB and its financial advisors and believe that the Company’s position has merit.  The Company will pursue its tax claims and defend its use of these entities and transactions.  At this time, the Company cannot predict what the ultimate outcome will be; however, management believes it is not probable that these benefits will be reversed for the year ended December 31, 2002. If the FTB were to prevail against the Company in its defense of tax benefits taken during 2002, the negative effect to net income would be approximately $624,000.

Stock-Based Compensation

For all years presented in the Consolidated Financial Statements, the Company accounted for stock options under the provisions APB No. 25. Accordingly, no compensation expense related to the issuance of stock options is reflected in the income statements. Pro forma disclosures of the impact of compensation expense (and related tax benefit) associated with stock options are included in Note 1 in the Notes to the Consolidated Financial Statements. The pro forma amounts are calculated on the estimated fair value of the options at the date of the grant, based on assumptions made during the year of the grant. Those assumptions are outlined in Note 10. “Stock Options” in the Company’s Notes to Financial Statements.

Revenue recognition

The Company’s primary sources of revenue are interest income from loans and investment securities. Interest income is recorded on an accrual basis. Note 1 in the Notes to the Consolidated Financial Statements contains an explanation of the process for determining when the accrual of interest income is discontinued on impaired loans and under what circumstances loans are returned to an accruing status.

Liquidity and Asset/Liability Management

The primary function of asset/liability management is to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company’s principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses. Other sources of liquidity not on the balance sheet at December 31, 2003 include unused collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $162.0 million.

Liquidity risk arises from the possibility the Company may not be able to satisfy current or future financial commitments, or the Company may become unduly reliant on alternative funding sources. The Company maintains a liquidity risk management policy to address and manage this risk. The policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements which comply with regulatory guidance The liquidity position is continually monitored and reported on a monthly basis to the Board of Directors.

The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. In addition to lines of credit from other banks totaling $162.0 million, the contingency plan includes steps that may be taken in the event the total liquidity ratio falls or is projected to fall below 15% for any extended period of time. The Bank ALCO committee shall take steps to correct this condition using one or more of the following methods as needed:

1)              Investments near maturity may be sold to meet temporary funding needs but may need to be replaced to maintain liquidity ratios within acceptable limits.

2)              Unsecured Fed Funds lines with correspondents may be used to fund short-term peaks in loan demand or deposit run-off. Other off-balance sheet funding sources such as credit lines at FHLB or the FRB may be used for longer periods.

3)              The Bank will not rely on brokered money as a primary source of funds.  However, if may be prudent to utilize brokered deposits particularly at times when the interest costs are lower than could be obtained in the local market. However, the sum of all brokered deposits will not exceed 15% of the total deposits of the Bank.

4)              The Bank may elect to operate a Telemarketing Money Desk for the purpose of acquiring Certificates of Deposits from both the local market and national market.  The Board of Directors and management recognize that deposits acquired through money desk operations may be considered a higher cost and more volatile type of deposit than traditional bank deposits.

5)              Selling whole loans or participation in loans or by increasing the amounts sold in existing participation loans are additional means for increasing liquidity.

6)              The State of California Treasurer is a reliable source of deposits. The bank can typically accept CD’s from this source up to 90% of equity as long as it has sufficient collateral pledged.

7)              Marketing for CD’s within our marketplace is another means for raising funds or through programs that post our rates on their Website, deposits from these sources should not exceed 15% of the banks total deposits for extended periods beyond 90 days without board approval.

8)              Should the Bank become illiquid in spite of these steps, it will curtail its lending activities. The first step in this process will be to curtail credit marketing and tighten pricing guidelines. The second step will be to encourage loan payoffs on a selective basis where circumstances and loan documentation provide this opportunity. Only as a last resort will the Bank totally curtail lending activities to credit worthy customers.

The Company continues to emphasize liability management as part of its overall asset/liability management strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 66.5% of the Company’s loan portfolio at December 31, 2003. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company’s liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company’s highest yielding asset. At December 31, 2003, the Bank had 66.9% of total assets in the loan portfolio and a loan to deposit ratio of 78.2%. Liquid assets at December 31, 2003 include cash and cash equivalents totaling $48.6 million as compared to $31.5 million at December 31, 2002.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings. Core deposits, which comprise approximately 70.1% of total deposits at December 31, 2003, provide a significant and stable funding source for the Company.  At December 31, 2003, unused lines of credit with the Federal Home Loan Bank and the Federal Reserve Bank totaling $144.4 million are collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these unused borrowing lines totaled $150.1 million at December 31, 2003. For further discussion of the Company’s borrowing lines, see “Short Term Borrowings” included in previously in the financial condition section of this financial review.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During 2003 and 2002, total dividends paid by the Bank to the parent company totaled $3.3 million and $4.4 million, respectively. As a bank holding company formed under the Bank Holding Act of 1956, United Security Bancshares is to provide a source of financial strength for its subsidiary bank(s). To help provide financial strength, United Security Bancshares’ trust subsidiary, United Security Bancshares Capital Trust I completed a $15 million offering in Trust Preferred Securities during 2001, the proceeds of which were used to purchase Junior Subordinated Debentures of the Company. Of the $14.5 million in net proceeds received by the Company, $13.7 million in cash was contributed as capital to United Security Bank enhancing the liquidity and capital positions of the Bank, and the remainder provided liquidity to the holding company.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2003, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
(In thousands)	Note Reference	One Year Or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	6	$238,663	$—	$—	$—	$238,663
Time Deposits	6	171,929	27,750	1,486	506	201,781
Trust Preferred securities	8				15,000	15,000
Leveraged ESOP – line of credit	7	235	110			345
Operating Leases	12	204	341	223	693	1,461

A schedule of significant commitments at December 31, 2003 follows:

(In thousands)
Commitments to extend credit:
Commercial and industrial	$36,769
Real estate – mortgage	173
Real estate – construction	90,236
Agricultural	10,439
Installment	2,158
Revolving home equity and credit card lines	481

Standby letters of credit	2,036

Further discussion of these commitments is included in Note 3 to the consolidated financial statements.

Regulatory Matters

Capital Adequacy

Capital adequacy for bank holding companies and their subsidiary banks has become increasingly important in recent years. Continued deregulation of the banking industry since the 1980’s has resulted in, among other things, a broadening of business activities allowed beyond that of traditional banking products and services. Because of this volatility within the banking and financial services industry, regulatory agencies have increased their focus upon ensuring that banking institutions meet certain capital requirements as a means of protecting depositors and investors against such volatility.

During July 2001, the Company completed an offering of Trust Preferred Securities in an aggregate amount of $15.0 million to enhance its regulatory base, while providing additional liquidity. Subsequent to the completion of the offering, the Company contributed $13.7 million of that offering to the Bank to enhance its capital position. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion will qualify as Tier 2 capital. As shareholders’ equity increases, the amount of Tier 1 capital that can be comprised of Trust Preferred Securities will increase.

The Board of Governors of the Federal Reserve System (“Board of Governors”) has adopted regulations requiring insured institutions to maintain a minimum leverage ratio of Tier 1 capital (the sum of common stockholders’ equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, minus intangible assets, identified losses and investments in certain subsidiaries, plus unrealized losses or minus unrealized gains on available for sale securities) to total assets. Institutions which have received the highest composite regulatory rating and which are not experiencing or anticipating significant growth are required to maintain a minimum leverage capital ratio of 3% Tier 1 capital to total assets. To be considered well capitalized, the institution must maintain a leverage capital ratio of 5%. All other institutions are required to maintain a minimum leverage capital ratio of at least 100 to 200 basis points above the minimum requirements.

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

The following table sets forth the Company’s and the Bank’s actual capital positions at December 31, 2003 and the regulatory minimums for the Company and the Bank to be well capitalized under the guidelines discussed above:

	Company	Bank	Regulatory Minimums - Well Capitalized
	Actual Capital Ratios	Actual Capital Ratios
Total risk-based capital ratio	14.02%	15.41%	10.00%
Tier 1 capital to risk-weighted assets	12.58%	14.15%	6.00%
Leverage ratio	11.14%	10.92%	5.00%

Under Federal Reserve guidelines, the Company and the Bank are required to maintain a total risk-based capital ratio of 10%, tier 1 capital to risk-weighted assets of 8%, and a leverage ratio of 7%, to be considered well capitalized. As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at December 31, 2003. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

Dividends paid to shareholders by the Company are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution.  The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. During the year ended December 31, 2003, the Company received $3.3 million in cash dividends from the Bank, from which the Company declared $3.2 million in dividends to shareholders.

The Bank as a state-chartered bank is subject to dividend restrictions set forth in California state banking law, and administered by the California Commissioner of Financial Institutions (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the Commissioner may order the state bank not to pay any dividend. The FRB may also limit dividends paid by the Bank. This is not the case with the Bank. Year-to-date dividends of $3.2 million and $3.3 million paid to shareholders and the Company, respectively, through December 31, 2003 were well within the maximum allowed under those regulatory guidelines, without approval of the Commissioner.

Stock Repurchase Plan

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	YTD
Shares repurchased - 2003	16,613	7,348	11,000	0	34,961
Average price paid - 2003	$17.08	$21.59	$22.63	N/A	$19.77

Shares repurchased - 2002	22,776	12,300	2,000	27,600	64,676
Average price paid - 2002	$16.74	$17.01	$17.24	$17.51	$17.13

Shares repurchased - 2001	0	0	51,534	64,252	115,786
Average price paid - 2001	0	0	$16.13	$16.38	$16.27

On August 30, 2001 the Company announced that its Board of Directors approved a plan to repurchase, as conditions warrant, up to 280,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. The duration of the program was open-ended and the timing of purchases was dependent on market conditions. A total of 215,423 shares had been repurchased under that plan as of December 31, 2003, at a total cost of $3.7 million, and an average per share price of $17.10.

Then, on February 25, 2004 the Company announced another stock repurchase plan under which the Board of Directors approved a plan to repurchase, as conditions warrant, up to 276,500 shares of the Company’s common stock on the open market or in privately negotiated transactions. As with the first plan, the duration of the new program is open-ended and the timing of purchases will depend on market conditions.

Concurrent with the approval of the new repurchase plan, the Board terminated the 2001 repurchase plan and canceled the remaining 64,577 shares yet to be purchased under the earlier plan.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At December 31, 2003 the Bank’s qualifying balance with the Federal Reserve was approximately $7.1 million, consisting of vault cash and balances.

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

The object of interest rate sensitivity management is to minimize the impact on earnings from interest rate changes in the marketplace. In recent years, deregulation, causing liabilities to become more interest rate sensitive, combined with interest rate volatility in the capital markets, has placed additional emphasis on this principal. When management decides to maintain repricing imbalances, it usually does so on the basis of a well- conceived strategy designed to ensure that the risk is not excessive and that liquidity is properly maintained. The Company’s interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO) which reports to the Board of Directors on a periodic basis, pursuant to established operating policies and procedures.

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge has a remaining notional value of $23.1 million and a duration of approximately 3.5 years. As of December 31, 2003, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately four and one-half years. As of December 31, 2003, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $424,000 (net of tax benefit of $201,000). During the year ended December 31, 2003, $123,000 was reclassified from other accumulated comprehensive income into earnings.

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

From the “Gap” report below, the Company is apparently subject to interest rate risk to the extent that its liabilities have the potential to reprice more quickly than its assets within the next year.  At December 31, 2003, the Company had a cumulative 12-month Gap of -$18.3 million or -4.1% of total earning assets.  Management believes the Gap analysis shown below is not entirely indicative of the Company’s actual interest rate sensitivity, because certain interest-sensitive liabilities would not reprice to the same degree as interest-sensitive assets. For example, if the prime rate were to change by 50 basis points, the floating rate loans included in the $205.1 million immediately adjustable category would change by the full 50 basis points. Interest bearing checking and savings accounts which are also included in the immediately adjustable column probably would move only a portion of the 50 basis point rate change and, in fact, might not even move at all. In addition, many of the floating rate time deposits are at their floors, or have repricing rates below their current floors, which means that they might act as fixed-rate instruments in either a rising or a declining rate environment (although there are only about $3.6 million of these floating-rate time deposits at December 31, 2003). The effects of market value risk have been mitigated to some degree by the makeup of the Bank’s balance sheet. Loans are generally short-term or are floating-rate instruments. At December 31, 2003, $269.2 million or 82.3% of the loan portfolio matures or reprices within one year, and only 0.6% of the portfolio matures or reprices in more than 5 years.

Total investment securities including call options and prepayment assumptions, have a combined duration of approximately 2.3 years. Nearly $340.1 million or 94.2% of interest-bearing liabilities mature or can be repriced within the next 12 months, even though the rate elasticity of deposits with no defined maturities may not necessarily be the same as interest-earning assets.

The following table sets forth the Company’s gap, or estimated interest rate sensitivity profile based on ending balances as of December 31, 2003, representing the interval of time before earning assets and interest-bearing liabilities may respond to changes in market rates of interest. Assets and liabilities are categorized by remaining interest rate maturities rather than by principal maturities of obligations.

Maturities and Interest Rate Sensitivity

	December 31, 2003
(In thousands)	Immediately	Next Day But Within Three Months	After Three Months Within 12 Months	After One Year But Within Five Years	After Five Years	Total
Interest Rate Sensitivity Gap:
Loans (1)	$205,082	$37,995	$26,138	$55,931	$1,860	$327,006
Investment securities		21,724	4,498	46,221	11,292	83,735
Interest bearing deposits in other banks			198	4,534	2,480	7,212
Federal funds sold and reverse repos	26,110					26,110
Total earning assets	$231,192	$59,719	$30,834	$106,686	$15,632	$444,063
Interest-bearing transaction accounts	120,375					120,375
Savings accounts	23,691					23,691
Time deposits (2)	4,275	98,735	77,658	21,069	44	201,781
Federal funds purchased/other borrowings	345					345
Trust Preferred securities			15,000			15,000
Total interest-bearing liabilities	$148,686	$98,735	$92,658	$21,069	$44	$361,192

Interest rate sensitivity gap	$82,506	$(39,016)	$(61,824)	$85,617	$15,588	$82,871
Cumulative gap	$82,506	$43,490	$(18,334)	$67,283	$82,871
Cumulative gap percentage to
Total earning assets	18.6%	9.8%	4.1%	15.2%	18.7%

(1) Loan balance does not include nonaccrual loans of $18.656 million.

(2) See above for discussion of the impact of floating rate CD’s.

The Company utilizes a vendor-purchased simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both a 100 and 200 basis point rise and a 100 and 200 basis point fall in interest rates ramped over a twelve month period, with net interest impacts projected out as far as twenty four months. The model is based on the actual maturity and repricing characteristics of the Company’s interest-sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment of certain assets and liabilities. Projected net interest income is calculated assuming customers will reinvest maturing deposit accounts and the Company will originate new loans. The balance sheet growth assumptions utilized correspond closely to the Company’s strategic growth plans and annual budget. Excess cash is invested in overnight funds or other short-term investments such as U.S. Treasuries. Cash shortfalls are covered through additional borrowing of overnight or short-term funds. The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at December 31, 2003, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios simulated.

The Company also utilizes the same vendor-purchased simulation model to project the impact of changes in interest rates on the underlying market value of all the Company’s assets, liabilities, and off-balance sheet accounts under alternative interest rate scenarios. The resultant net value, as impacted under each projected interest rate scenario, is referred to as the market value of equity (“MV of Equity”). This technique captures the interest rate risk of the Company’s business mix across all maturities. The market analysis is performed using an immediate rate shock of 200 basis points up and down calculating the present value of expected cash flows under each rate environment at applicable discount rates. The market value of loans is calculated by discounting the expected future cash flows over either the term to maturity for fixed rate loans or scheduled repricing for floating rate loans using the current rate at which similar loans would be made to borrowers with similar credit ratings. The market value of investment securities is based on quoted market prices obtained from reliable independent brokers. The market value of time deposits is calculated by discounting the expected cash flows using current rates for similar instruments of comparable maturities. The market value of deposits with no defined maturites, including interest-bearing checking, money market and savings accounts is calculated by discounting the expected cash flows at a rate equal to the difference between the cost of these deposits and the alternate use of the funds, federal funds in this case. Assumed maturities for these deposits are estimated using decay analysis and are generally assumed to have implied maturities of less than five years.  For noninterest sensitive assets and liabilities, the market value is equal to their carrying value amounts at the reporting date. The Company’s interest rate risk policy establishes maximum decreases in the Company’s market value of equity of 12% and 15% in the event of an immediate and sustained 100 BP and 200 BP increase or decrease in market interest rates. As shown in the table below, the percentage changes in the net market value of the Company’s equity are within policy limits for both rising and falling rate scenarios.

The following sets forth the analysis of the Company’s market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at December 31, 2003 and December 31, 2002 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	December 31, 2003			December 31, 2002
Change in Rates	Estimated MV of Equity	Change in MV of Equity $	Change in MV of Equity	Estimated MV of Equity $	Change in MV Equity%	Change in MV Of Equity%
+ 200 BP	$45,919	$(2,301)	-4.77%	$42,571	$1,637	4.00%
+ 100 BP	47,563	(657)	-1.36%	42,175	1,241	3.03%
0 BP	48,220	0	0.00%	40,934	0	0.00%
- 100 BP	48,430	210	0.43%	39,181	(1,753)	-4.28%
- 200 BP	52,694	4,474	9.28%	42,370	1,436	3.51%

Item 8 - Financial Statements and Supplementary Data

Moss Adams LLP

Certified Public Accountants

Independent Auditor’s Report

To The Board of Directors and Shareholders

United Security Bancshares

We have audited the accompanying consolidated balance sheets of United Security Bancshares and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Security Bancshares and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Stockton, California
January 9, 2004

United Security Bancshares and Subsidiaries

Consolidated Statements of Condition - Balance Sheets

December 31, 2003 and 2002

(in thousands except shares)	December 31, 2003	December 31, 2002

Assets
Cash and due from banks (Note 14)	$22,480	$16,750
Federal funds sold and securities purchased under agreements to resell	26,110	14,735
Cash and cash equivalents	48,590	31,485
Interest-bearing deposits in other banks (Note 20)	7,212	9,449
Investment securities available for sale (Note 2)	83,735	104,567
Loans and leases (Note 3)	345,662	349,054
Unearned fees	(865)	(456)
Allowance for credit losses	(6,081)	(5,556)
Net loans	338,716	343,042
Accrued interest receivable	2,110	2,437
Premises and equipment - net (Note 4)	4,567	2,647
Other real estate owned	2,718	9,685
Intangible assets	1,947	2,300
Cash surrender value of life insurance (Note 11)	2,621	2,518
Investment in limited partnership (Note 5)	4,689	2,584
Deferred income taxes (Note 9)	3,135	1,638
Other assets	6,548	6,964
Total assets	$506,588	$519,316

Liabilities & Shareholders’ Equity
Liabilities
Deposits (Note 6)
Noninterest bearing	$94,597	$89,000
Interest bearing	345,847	334,987
Total deposits	440,444	423,987
Federal funds purchased and securities sold under agreements to repurchase (Note 7)	0	35,400
Other borrowings (Notes 7 and 11)	345	650
Accrued interest payable	800	1,203
Accounts payable and other liabilities	4,963	2,515
Company obligated mandatorily redeemable cumulative trust preferred securities of subsidiary trust holding solely junior subordinated debentures (Trust Preferred securities) (Note 8)	15,000	15,000
Total liabilities	461,552	478,755
Commitments and Contingent Liabilities (Note 12)
Shareholders’ Equity (Notes 10, 14 and 19)
Common stock, no par value 10,000,000 shares authorized, 5,512,538 and 5,406,666 issued and outstanding, in 2003 and 2002, respectively	18,227	17,553
Retained earnings	27,093	22,576
Unearned ESOP shares (Note 11)	(313)	(609)
Accumulated other comprehensive income (Note 17)	29	1,041
Total shareholders’ equity	45,036	40,561
Total liabilities and shareholders’ equity	$506,588	$519,316

See notes to financial statements

United Security Bancshares and Sudsidiaries

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2003, 2002 and 2001

(in thousands except shares and EPS)	2003	2002	2001
Interest Income
Loans, including fees	$23,134	$24,521	$26,412
Investment securities - AFS - taxable	3,169	3,617	3,016
Investment securities - HTM - taxable	0	0	202
Investment securities - AFS - nontaxable	132	139	155
Federal funds sold and securities purchased under agreements to resell	147	301	278
Interest on deposits in other banks	345	138	0
Total interest income	26,927	28,716	30,063
Interest Expense
Interest on deposits	5,936	9,190	11,203
Interest on other borrowed funds	1,324	2,326	2,208
Total interest expense	7,260	11,516	13,411
Net Interest Income Before Provision for Credit Losses	19,667	17,200	16,652
Provision for Credit Losses (Note 3)	1,713	1,963	1,733
Net Interest Income	17,954	15,237	14,919
Noninterest Income
Customer service fees	3,789	3,895	3,086
(Loss) gain on sale of securities	(58)	485	770
Gain on sale of loans	21	103	0
Gain on sale of other real estate owned	80	4	34
Gain on sale of interest-bearing deposits in other banks	186	0	0
Shared appreciation income	1,813	267	112
Other	440	614	275
Total noninterest income	6,271	5,368	4,277
Noninterest Expense
Salaries and employee benefits	5,089	4,895	4,525
Occupancy expense	1,658	1,730	1,731
Data processing	515	553	544
Professional fees	991	965	591
Director fees	184	201	202
Amortization of intangibles	353	360	360
Correspondent bank service charges	281	289	218
Writedown on OREO	403	132	19
Other	2,381	1,735	1,628
Total noninterest expense	11,855	10,860	9,818
Income Before Taxes on Income	12,370	9,745	9,378
Taxes on Income	4,664	2,912	3,185
Net Income	$7,706	$6,833	$6,193
Other comprehensive income, net of tax (Note 14):
Unrealized (loss) gain on available for sale securities and interest rate swaps - net income tax (benefit) of $(593), $620, and $(150)	(1,012)	931	(226)
Comprehensive Income	$6,694	$7,764	$5,967
Net Income per common share (Note 10)
Basic	$1.41	$1.27	$1.14
Diluted	$1.40	$1.25	$1.11
Weighted shares on which net income per common share
were based (Note 10)
Basic	5,459,926	5,400,751	5,443,734
Diluted	5,511,670	5,487,038	5,563,855

See notes to financial statements

United Security Bancshares and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Periods Ended December 31, 2003

(in thousands except shares)			Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
	Common stock
	Number of Shares	Amount

Balance January 1, 2001	5,419,487	$19,178	$14,916	$(682)	$337	$33,749

Director/Employee stock options exercised	104,830	806				806
Tax benefit of stock options exercised		145				145
Net changes in unrealized gain (loss) on available for sale securities (net of income tax benefit of $150)					(226)	(226)
Dividends on common stock ($0.46 per share)			(2,527)			(2,527)
Repurchase and cancellation of common shares	(115,786)	(1,884)				(1,884)
Unearned ESOP shares purchased	(23,185)	0				(399)
Release of unearned ESOP shares	11,952	(6)		208		202
Net Income			6,193			6,193

Balance December 31, 2001	5,397,298	18,239	18,582	(873)	111	36,059

Director/Employee stock options exercised	58,800	416				416
Tax benefit of stock options exercised		7				7
Net changes in unrealized gain (loss) on available for sale securities (net of income tax benefit of $620)					930	930
Dividends on common stock ($0.52 per share)			(2,839)			(2,839)
Repurchase and cancellation of common shares	(64,676)	(1,107)				(1,107)
Release of unearned ESOP shares	15,244			264		262
Net Income			6,833			6,833

Balance December 31, 2002	5,406,666	17,553	22,576	(609)	1,041	40,561

Director/Employee stock options exercised	123,800	1,293				1,293
Tax benefit of stock options exercised		63				63
Net changes in unrealized gain(loss) on available for sale securities (net of income tax benefit of $392)					(588)	(588)
Net changes in unrealized gain (loss) on interest rate swaps (net of income tax benefit of $201)					(424)	(424)
Dividends on common stock ($0.58 per share)			(3,189)			(3,189)
Repurchase and cancellation of common shares	(34,961)	(691)				(691)
Release of unearned ESOP shares	17,033	9		296		305
Net Income			7,706			7,706

Balance December 31, 2003	5,512,538	$18,227	$27,093	$(313)	$29	$45,036

See notes to financial statements

United Security Bancshares and Subsidiaires

Consolidated Statements of Cash Flows

Periods Ended December 31, 2003, 2002 and 2001

(in thousands)	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$7,706	$6,833	$6,193
Adjustments to reconcile net earnings to cash provided by operating activities:
Provision for credit losses	1,713	1,963	1,733
Depreciation and amortization	980	1,199	1,207
Amortization of investment securities	265	369	394
Loss (gain) on sale of securities	58	(485)	(770)
Decrease (increase) in accrued interest receivable	327	1,314	(206)
(Decrease) increase in accrued interest payable	(403)	(67)	26
Increase (decrease) in unearned fees	409	(211)	(127)
Increase (decrease) in income taxes payable	1,489	197	(564)
Deferred income taxes	(904)	(527)	(339)
(Increase) decrease in accounts payable and accrued liabilities	(119)	704	256
Write-down of other investments	0	40	0
Write-down of other real estate owned	403	132	19
Gain on sale of other real estate owned	(80)	(4)	(34)
Gain on sale of loans	(21)	(103)	0
Gain on sale of interest-bearing deposits with banks	(186)	0	0
(Loss) gain on sale of assets	14	(10)	(8)
Increase in surrender value of life insurance	(103)	(107)	(109)
Loss in limited partnership interest	276	210	247
Net decrease (increase) in other assets	293	(198)	146
Net cash provided by operating activities	12,117	11,249	8,064
Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	2,237	(9,449)	0
Purchases of available-for-sale securities	(68,763)	(107,172)	(83,303)
Net redemption (purchase) of FHLB/FRB and other bank stock	1,026	(718)	(1,042)
Maturities and calls of available-for-sale securities	55,292	51,563	41,594
Maturities and calls of held-to-maturity securities	0	(1)	10,250
Proceeds from sales of available-for-sale securities	33,000	16,074	28,099
Investment in limited partnership	(2,381)	23	(903)
Investment in title company	0	0	(1,500)
Net increase in loans	(532)	(20,465)	(78,407)
Cash proceeds from sales of loans	5,529	1,602	0
Cash proceeds from sales of foreclosed leased assets	643	95	0
Cash proceeds from sales of other real estate owned	391	325	150
Capital expenditures for premises and equipment	(744)	(431)	(514)
Cash proceeds from sales of premises and equipment	1,034	15	23
Net cash provided by (used in) investing activities	26,732	(68,539)	(85,553)
Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	28,326	34,725	42,225
Net (decrease) increase in certificates of deposit	(11,869)	20,611	54,564
Net (decrease) increase in repurchase agreements	(35,400)	7,900	2,606
Net decrease in federal funds purchased	0	0	(22,630)
Proceeds from company obligated manditorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	0	0	14,505
Director/Employee stock options exercised	1,293	416	806
Repurchase and retirement of common stock	(691)	(1,108)	(1,884)
Proceeds from ESOP borrowings	0	0	399
Repayment of ESOP borrowings	(305)	(269)	(176)
Purchase of unearned ESOP shares	0	0	(399)
Payment of dividends on common stock	(3,098)	(2,755)	(2,448)
Net cash (used in) provided by financing activities	(21,744)	59,520	87,568
Net increase (decrease) in cash and cash equivalents	17,105	2,230	10,079

Cash and cash equivalents at beginning of period	31,485	29,255	19,176

Cash and cash equivalents at end of period	$48,590	$31,485	$29,255

See notes to financial statements

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002, and 2001

1.                                    Organization and Summary of Significant Accounting and Reporting Policies

Basis of Presentation – The consolidated financial statements include the accounts of United Security Bancshares, and its wholly owned subsidiaries, United Security Bank and subsidiary (the “Bank”), and United Security Bancshares Capital Trust I (the “Trust”), (collectively the “Company” or “USB”). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, (including the Bank), except for periods prior to June 12, 2001, in which case, references to the Company are references to the Bank. United Security Bancshares operates as one business segment providing banking services to commercial establishments and individuals primarily in the San Joaquin Valley of California.

Nature of Operations – United Security Bancshares is a bank holding company, incorporated in the state of California for the purpose of acquiring all the capital stock of the Bank through a holding company reorganization (the “Reorganization”) of the Bank. The Reorganization, which was accounted for in a manner similar to a pooling of interests, was completed on June 12, 2001. Management believes the Reorganization will provide the Company greater operating and financial flexibility and will permit expansion into a broader range of financial services and other business activities.

United Security Bancshares Capital Trust I, a subsidiary of United Security Bancshares, is a Delaware statutory business trust formed for the exclusive purpose of issuing and selling Trust Preferred Securities. The Trust was formed on June 28, 2001 (See Note 8. “Trust Preferred Securities”).

USB Investment Trust Inc was incorporated effective December 31, 2001as a special purpose real estate investment trust (“REIT”) under Maryland law. The REIT is a subsidiary of the Bank and was funded with $133.0 million in real estate-secured loans contributed by the Bank. USB Investment Trust will give the Bank flexibility in raising capital, and will reduce the expenses associated with holding the assets contributed to USB Investment Trust (See Note 9. “Income Taxes”).

The Bank was founded in 1987 and currently operates seven branches and one construction lending office in an area from eastern Madera County to western Fresno County.  The Bank’s primary source of revenue is providing loans to customers, who are predominantly small and middle-market businesses and individuals.  The Bank engages in a full compliment of lending activities, including real estate mortgage, commercial and industrial, real estate construction, agricultural and consumer loans, with particular emphasis on short and medium term obligations.

The Bank offers a wide range of deposit instruments. These include personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal (“NOW”) accounts, money market accounts and time certificates of deposit. Most of the Bank’s deposits are attracted from individuals and from small and medium-sized business-related sources.

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

Neither the Company’s business or liquidity is seasonal, and there has been no material effect upon the Company’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

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

Significant Accounting Policies - The accounting and reporting policies of the Company conform to generally accepted accounting principles and to prevailing practices within the banking industry.  The following is a summary of significant policies:

a.           Cash and cash equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Generally, federal funds sold and repurchase agreements are sold for one-day periods. Repurchase agreements are with a registered broker-dealer affiliated with a correspondent bank and work much like federal funds sold, except that the transaction is collateralized by various investment securities. The securities collateralizing such transactions generally consist of U.S. Treasuries, U.S. Government and U.S. Government-sponsored agencies. The Bank did not have any repurchase agreements during 2003, nor at December 31, 2002 or December 31, 2001. All cash and cash equivalents have maturities of three months or less.

b.          Securities - Debt and equity securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from net income and reported, net of tax, as a separate component of comprehensive income and shareholders’ equity. Debt securities classified as held to maturity are carried at amortized cost.  Gains and losses on disposition are reported using the identified certificate method for the adjusted basis of the securities sold.

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

Declines in fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

c.           Loans - Interest income on loans is credited to income as earned and is calculated by using the simple interest method on the daily balance of the principal amounts outstanding.  Loans are placed on non-accrual status when principal or interest is past due for 90 days and/or when management believes the collection of amounts due is doubtful.  For loans placed on nonaccrual status, the accrued and unpaid interest receivable may be reversed at management’s discretion based upon management’s assessment of collectibility, and interest is thereafter credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan.

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

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient at the loan’s observable market rate or the fair value of the collateral if the loan is collateral dependent.

d.  Allowance for Credit Losses - The allowance for credit losses is maintained to provide for losses that can reasonably be anticipated. The allowance is based on ongoing quarterly assessments of the probable losses inherent in the loan portfolio, and to a lesser extent, unfunded loan commitments.

The allowance for credit losses is increased by provisions charged to operations during the current period and reduced by loan charge-offs net of recoveries.  Loans are charged against the allowance when management believes that the collection of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of the probability of collection.  In evaluating the probability of collection, management is required to make estimates and assumptions that affect the reported amounts of loans, allowance for credit losses and the provision for credit losses charged to operations.  Actual results could differ significantly from those estimates.  These evaluations take into consideration such factors as the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. The Company’s methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include the formula allowance, specific allowances, and the unallocated allowance.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. The Company determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates the Company’s losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss”. Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss.

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

The allowance analysis also incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures”. A loan is considered impaired when management determines that it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured by the difference between the original recorded investment in the loan and the estimated present value of the total expected cash flows, discounted at the loan’s effective rate, or the fair value of the collateral, if the loan is collateral dependent. Any differences in the specific allowance amounts calculated in the impaired loan analysis and the migration analysis are reconciled by management and changes are made to the allowance as deemed necessary.

e.  Premises and Equipment - Premises and equipment are carried at cost less accumulated depreciation.                                Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets.  Estimated useful lives are as follows:

Buildings	31 Years	Furniture and equipment	3-7 Years

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

g.  Intangible Assets - Intangible assets are comprised of core deposit intangibles and goodwill acquired in branch acquisitions in which the fair value of the liabilities assumed exceeded the fair value of the assets acquired. Core deposit intangibles of $748,000 and $963,000 (net of accumulated amortization of $1,386,000 and $1,172,000) at December 31, 2003 and 2002 are amortized over the estimated useful lives of the existing deposit bases (7 years) using a method which approximates the interest method. Goodwill, resulting from the purchase of certain bank branches in prior years, of $1.2 million and $1.3 million (net accumulated amortization of $948,000 and $809,000) at December 31, 2003 and 2002 is being accounted for under the provisions of SFAS No. 72 “Accounting for Acquisitions of Certain Financial Institutions”, and is being amortized using a method which approximates the interest method over a period of 15 years.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, “Accounting for Acquisitions of Certain Financial Institutions”. This statement is effective October 1, 2002 and amends FASB Statements No. 72 and 144 and FASB Interpretation No. 9. SFAS No. 147 stipulates that the acquisition of all or part of a financial institution will now be accounted for under SFAS No. 141 and 142 if that transaction was a business combination as defined. SFAS No. 147 also stipulated that that under a business combination, the core deposit intangible assets related to the acquisition of financial institutions, will now be subjected to the impairment testing requirements of SFAS No. 144. The Company has reviewed the guidelines under SFAS No. 147 and has determined that the branch purchases consummated during 1997 did not constitute a business combination because the purchased branches were not self-sustaining and thus were not a business as defined. As a result, the Company continues to amortize the intangible assets resulting from those branch acquisitions under SFAS No. 72. The provisions of SFAS No. 147 did not have a material impact on results of operations, financial position, or liquidity.

h.          Income Taxes - Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities using the liability method, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.

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

k.  Stock Based Compensation - At December 31, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 10.  The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123”.

	Years Ended December 31,
(In thousands except earnings per share)	2003	2002	2001
Net income, as reported	$7,706	$6,833	$6,193
Deduct: Total stock-based employee Compensation expense determined under fair Value based method for all awards, net of Related tax effects	(12)	(27)	(53)
Pro forma net income	$7,694	$6,806	$6,140
Earnings per share:
Basic – as reported	$1.41	$1.27	$1.14
Basic – pro forma	$1.41	$1.26	$1.13
Diluted – as reported	$1.40	$1.25	$1.11
Diluted – pro forma	$1.40	$1.24	$1.10

l.   Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. It does not apply to financial instruments, long-term customer relationships of a financial institution (i.e. core deposit intangibles), mortgage and other servicing rights, or deferred tax assets. Based on such evaluation, the Bank determined that there is no impairment loss to be recognized in 2003, 2002 or 2001.

m.  Employee Stock Ownership Plan (“ESOP”) - The Bank accounts for shares acquired by its ESOP in accordance with the guidelines established by the American Institute of Certified Public Accounts Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”). Under SOP 93-6, the Bank recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the Bank’s ESOP shares committed to be released differ from the cost of those shares, the differential is charged or credited to equity. The ESOP is externally leveraged and, as such, the ESOP debt is recorded as a liability and interest expense is recorded on that debt. The ESOP shares not yet committed to be released are accounted for as a reduction of shareholders’ equity.

n.  Derivative Financial Instruments - All derivative instruments (including certain derivative instrument’s embedded in other contracts) are recognized in the consolidated balance sheet at fair value. The Company’s policy is that the accounting treatment for gains or losses from changes in the derivative instrument’s fair value is contingent on whether the derivative instrument qualifies as a hedge. On the date the Company enters into a derivative contract, the Company designates the derivative instruments as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3), a hedge for trading, customer accommodation or not qualifying for hedge accounting (free-standing derivative instruments). For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is effective are recorded in other comprehensive income, net of tax, within shareholders’ equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in current period net income. The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking any hedge transaction. This process includes relating all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

o.              Federal Home Loan Bank stock and Federal Reserve Stock - As a member of the Federal Home Loan Bank (FHLB), the Company is required to maintain an investment in capital stock of the FHLB. In addition, as a member of the Federal Reserve Bank (FRB), the Company is required to maintain an investment in capital stock of the FRB. The investments in both the FHLB and the FRB are carried at cost in the accompanying consolidated statements of condition under other assets.

p.              New Accounting Standards:

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions were effective for interim or annual periods ending after December 15, 2002. The recognition provisions were effective for all guarantees issued or modified subsequent to December 31, 2002. See Note 4, Loans, and Note 13, Financial Instruments Fair Value Disclosure, in the Notes to Consolidated Financial Statements, for additional discussion of the Company’s financial guarantees as of December 31, 2003. The initial adoption of this Interpretation did not have a material impact on the financial condition or results of operations. Management does not believe the provisions will have a material impact on future operations of the Company.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), as amended and interpreted.  It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated or deconsolidated by a company generally based on the risk of loss or return.  Most of the provisions of Interpretation No. 46 have been delayed until March 31, 2004. The Company has VIE’s in the form of Trusts set up to issue Trust Preferred Securities and accordingly, the implementation of the Interpretation is expected to require the deconsolidation of the Trusts.  The Company will adopt the Interpretation in the first quarter of 2004, and as a result, will deconsolidate the USB Trust. The application of Interpretation No. 46 is not anticipated to have a significant impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. Adoption of the Statement did not result in an impact on the Company’s statement of financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company’s statement of financial position or results of operations.

q.     Reclassifications - Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the classifications used in 2003.

2. Investment Securities

Following is a comparison of the amortized cost and approximate fair value of investment securities for the years ended December 31, 2003 and December 31, 2002:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2003:
Securities available for sale:
U.S. Government agencies	$58,666	$613	$(354)	$58,925
U.S. Government agency collateralized mortgage obligations	54	0	0	54
Obligations of state and political subdivisions	2,613	201	0	2,814
Other investment securities	21,646	421	(125)	21,942
Total securities available for sale	$82,979	$1,235	($479)	$83,735
December 31, 2002:
Securities available for sale:
U.S. Government agencies	$63,794	$1,570	$0	$65,364
U.S. Government agency collateralized mortgage obligations	84	4	0	88
Obligations of state and political subdivisions	2,795	178	0	2,973
Other investment securities	36,158	5	(21)	36,142
Total securities available for sale	$102,831	$1,757	($21)	$104,567

Included in other investment securities at December 31, 2003 is a short-term government securities mutual fund totaling $7.9 million, a commercial asset-backed trust totaling $5.6 million, and Trust Preferred securities pools totaling $8.4 million. Included in other debt securities at December 31, 2002 is a short-term government securities mutual fund totaling $10.0 million, a money market mutual fund totaling $23.0 million, and a Trust Preferred securities pool totaling $3.1 million.  The commercial asset-backed trust consists of fixed and floating rate commercial and multifamily mortgage loans. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

The following summarizes temporarily impaired  investment securities at December 31, 2003:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
December 31, 2003:
Securities available for sale:
U.S. Government agencies	$31,836	($354)	$0	$0	$31,836	($354)
U.S. Government agency collateralized mortgage Obligations	0	0	0	0	0	0

Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	12,874	(125)	0	0	12,874	(125)
Total temporarily impairedsecrurities	$44,710	($479)	$0	$0	$44,710	($479)

Temporarily impaired securities at December 31, 2003 are comprised of eleven U.S. government agency securities and two other investment securities with a total weighted average life of 1.7 years. The majority of temporarily impaired securities were purchased during the second half of 2003, and reflect unrealized losses as the result of fluctuating yields during the later part of the year.

There were gross realized gains on sales of available-for-sale securities totaling $11,000, $509,000, and $770,000 during the years ended December 31, 2003, 2002, and 2001, respectively. There were gross realized losses on available-for-sale securities totaling $69,000 and $24,000 during the years ended December 31, 2003 and 2002, respectively. There were no losses on available-for-sale securities during 2001.

The amortized cost and fair value of securities available for sale at December 31, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	December 31, 2003
(In thousands)	Amortized Cost	Fair Value (Carrying Amount)
Due in one year or less	$8,371	$8,303
Due after one year through five years	54,837	54,874
Due after five years through ten years	261	284
Due after ten years	19,456	20,220
Collateralized mortgage obligations	54	54
	$82,979	$83,735

At December 31, 2003 and 2002, available-for-sale securities with an amortized cost of approximately $61.3 million and $65.0 million (fair value of $61.7 million and $66.7 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

The Company had no held-to-maturity or trading securities at December 31, 2003 or 2002.

3. Loans

Loans are comprised of the following:

	December 31,
(In thousands)	2003	2002
Commercial and industrial	$116,991	$117,293
Real estate – mortgage	96,381	100,417
Real estate – construction	97,930	95,024
Agricultural	15,162	16,877
Installment	6,617	7,811
Lease financing	12,581	11,632
Total Loans	$345,662	$349,054

The Company’s loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 33.8% of total loans at December 31, 2003 and have a high degree of industry diversification. A substantial portion of the commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 27.9% of total loans at December 31, 2003, are secured by trust deeds on primarily commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

Real estate construction loans, representing 28.3% of total loans at December 31, 2003, consist of loans to residential contractors, which are secured by single family residential properties. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions.

Agricultural loans represent 4.4% of total loans at December 31, 2003 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Lease financing loans, representing 3.6% of total loans at December 31, 2003, consist of loans to small businesses, which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

There were no loans over 90 days past due and still accruing at December 31, 2003 or 2002. Nonaccrual loans totaled $18.7 million and $15.4 million at December 31, 2003 and 2002, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at December 31, 2003. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2003 in accordance with their original terms is approximately $1.6 million. There was no interest income recorded on such loans during the year ended December 31, 2003.

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

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

	December 31,
(In thousands)	2003	2002
Aggregate amount outstanding, beginning of year	$349	$3,161
New loans or advances during year	625	636
Repayments during year	(359)	(648)
Other (1)	—	(2,800)
Aggregate amount outstanding, end of year	$615	$349
Loan commitments	$793	$395

(1) During 2002, one of the Company’s directors resigned from the Board of Directors. This figure represents the removal of their outstanding balances at December 31, 2002.

An analysis of changes in the allowance for credit losses is as follows:

	Years Ended December 31,
(In thousands)	2003	2002	2001
Balance, beginning of year	$5,556	$4,457	$3,773
Provision charged to operations	1,713	1,963	1,733
Losses charged to allowance	(1,274)	(933)	(1,076)
Recoveries on loans previously charged off	86	69	27
Balance at end-of-period	$6,081	$5,556	$4,457

The allowance for credit losses represents management’s estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. Significant changes in these estimates might be required in the event of a downturn in the economy and/or the real estate market in the San Joaquin Valley, and the greater Oakhurst and East Madera County area.

At December 31, 2003 and 2002, the Company’s recorded investment in loans for which impairment has been recognized totaled $18.7 million and $15.3 million, respectively. Included in total impaired loans at December 31, 2003 is $7.3 million of impaired loans for which the related specific allowance is $2.3 million, as well as $11.4 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. At December 31, 2002, total impaired loans included $8.4 million for which the related specific allowance is $1.3 million, as well as $6.9 million of impaired loans that as a result of write-downs or the fair value of the collateral did not have a specific allowance. The average recorded investment in impaired loans was $18.1 million , $11.3 million and $5.7 million for the years ended December 31, 2003, 2002  and 2001, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the year ended December 31, 2003, the Company recognized no income on such loans. For the years ended December 31, 2002 and 2001, the Company recognized $3,000 and $23,000 on such loans, respectively.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2003 and 2002 these financial instruments include commitments to extend credit of $140.3 million and $114.2 million, respectively, and standby letters of credit of $2.0 million and $814,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the bank has in off-balance sheet financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Substantially all of these commitments are at floating interest rates based on the Prime rate. Commitments generally have fixed expiration dates. The Company evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation. Collateral held varies but includes accounts receivable, inventory, leases, property, plant and equipment, residential real estate and income-producing properties.

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

4. Premises and Equipment

The components of premises and equipment are as follows:

	December 31,
(In thousands)	2003	2002
Land	$254	$254
Buildings and improvements	4,206	2,312
Furniture and equipment	6,108	5,465
	10,568	8,031

Less accumulated depreciation and amortization	(6,001)	(5,384)
Total premises and equipment	$4,567	$2,647

During the second quarter of 2003, two OREO properties totaling $2.7 million were transferred to bank premises to be utilized to enhance bank operations. One of the properties with a carrying value of $923,000 was subsequently sold during the fourth quarter of 2003. The Company’s administrative headquarters will be relocated to the second location to provide additional space for current operations and allow for future expansion.

Total depreciation expense on Company premises and equipment totaled $623,000, $836,000, and $844,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and is included in occupancy expense in the accompanying consolidated statements of income.

5. Investment in Limited Partnership

During the fourth quarter of 1997, the Bank purchased a limited interest in a private limited partnership that acquires affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended. During 2001 and then again in 2003, the Bank purchased additional limited partnership interests totaling $939,000 and $2.4 million, respectively. Certain properties may also be eligible for state tax credits under various sections of the California Revenue and Taxation Code. The Bank’s limited partnership investment is accounted for under the equity method. The Bank’s noninterest expense associated with the utilization and expiration of these tax credits for the year ended December 31, 2003, 2002 and 2001 was $276,000, $210,000 and $247,000, respectively. The limited partnership investments are expected to generate remaining tax credits of approximately $4.0 million over the life of the investment. The tax credits expire between 2009 and 2014. Tax credits utilized for income tax purposes for the years ended December 31, 2003 and 2002 totaled $355,000 and $392,000, respectively.

6. Deposits

Deposits include the following:

	December 31,
(In thousands)	2003	2002
Noninterest-bearing deposits	$94,597	$89,000
Interest-bearing deposits:
NOW and money market accounts	120,375	100,199
Savings accounts	23,691	21,138
Time deposits:
Under $100,000	75,640	85,564
$ 100,000 and over	126,141	128,086
Total interest-bearing deposits	345,847	334,987
Total deposits	$440,444	$423,987

At December 31, 2003, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands
One year or less	$171,929
More than one year, but less than or equal to two years	19,994
More than two years, but less than or equal to three years	7,756
More than three years, but less than or equal to four years	611
More than four years, but less than or equal to five years	875
More than five years	616
$201,781

The Company may occasionally obtain brokered deposits as an additional source of funding. At December 31, 2003, the Company held brokered time deposits totaling  $32.4 million with an average rate of 1.47%. Of this balance, $26.8 million is included in time deposits of $100,000 or more, and the remaining $5.6 million is included in time deposits of less than $100,000. Included in brokered time deposits are balances totaling $6.3 million maturing in three to six months, $21.9 million maturing in six to twelve months, and $4.2 million maturing in more than one year.

Deposits of directors, officers and other related parties to the Bank totaled $4.1 million and $8.1 million at December 31, 2003 and 2002, respectively. The rates paid on these deposits were those customarily paid to the Bank’s customers in the normal course of business.

7. Short-term Borrowings/Other Borrowings

The Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $130.6 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $ 31.8 million at December 31, 2003. At December 31, 2003, the Company had no advances on its lines of credit. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB and certain qualifying mortgage loans. As of December 31, 2003, $51.6 million in real estate-secured loans were pledged as collateral for FHLB advances. Additionally, $150.1 million in real estate-secured loans were pledged at December 31, 2003 as collateral for unused borrowing lines with the Federal Reserve Bank totaling $112.6 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

The Company had collateralized and uncollateralized lines of credit aggregating $157.5 million, as well as FHLB lines of credit totaling $36.7 million at December 31, 2002. The Company had outstanding FHLB advances of $35.4 million at December 31, 2002.

The table below provides further detail of the Company’s repurchase agreements and FHLB advances for the years ended December 31, 2003 and 2002:

	December 31,
(Dollars in thousands)	2003	2002
Outstanding:
Average for the period – Repos	$0	$218
Average for the period – FHLB advances	$11,973	$32,398
Maximum during the period – total borrowings	$35,400	$35,400
Interest rates:
Average for the period – Repos	—%	1.96%
Average for the period – FHLB advances	4.18%	4.24%
Average at period end – Repos	—%	0.00%
Average at period end – FHLB advances	—%	4.17%

On June 20, 2000, the Company’s ESOP entered into an agreement with a correspondent bank to establish a $1.0 million unsecured line of credit with a variable rate of prime plus 100 basis points and maturity of June 20, 2005. The loan is guaranteed by the Company. Advances on the line totaled $345,000 at December 31, 2003.

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

The Company received $14.5 million from the Trust upon issuance of the Junior Subordinated Debentures, of which $13.7 million was contributed by the Company to the Bank to increase its capital. The remainder was utilized by the Company for general corporate purposes. Under applicable regulatory guidelines, the Company expects that a portion of the Trust Preferred Securities will qualify as Tier I Capital, and the remainder as Tier II Capital. Issuance costs of $495,000 related to the Trust Preferred Securities have been deferred and will be amortized over the 30-year life of the securities. Interest expense on the Trust Preferred Securities totaled $767,000 and $883,000, and amortization expense totaled $ 17,000 for both the years ended December 31, 2003 and 2002.

9. Taxes on Income

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2003	2002
Deferred tax assets:
Credit losses not currently deductible	$2,213	$1,912
State franchise tax	448	36
Deferred compensation	443	395
Amortization of core deposit intangible	190	161
Depreciation	109	60
OREO write-down	220	0
Unrealized holding gain on interest rate swap	200	0
Other	18	86
Total deferred tax assets	3,841	2,650
Deferred tax liabilities:
Depreciation	——	——
FHLB dividend	(119)	(125)
Unrealized holding gain on AFS securities	(302)	(693)
Prepaid expenses	(285)	(194)
Total deferred tax liabilities	(706)	(1,012)
Net deferred tax assets	$3,135	$1,638

Taxes on income for the years ended December 31 consist of the following:

(In thousands)	Federal	State	Total
2003:
Current	$4,255	$1,313	$5,568
Deferred	(734)	(170)	(904)
	$3,521	$1,143	$4,664
2002:
Current	$3,332	$107	$3,439
Deferred	(212)	(315)	(527)
	$3,120	$(208)	$2,912
2001:
Current	$2,728	$796	$3,524
Deferred	(266)	(73)	(339)
	$2,462	$723	$3,185

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2003	2002	2001
Statutory federal income tax rate	34.0%	34.0%	34.0%
State franchise tax, net of federal income tax benefit	7.2	1.0	7.2
Tax exempt interest income	(1.0)	(1.2)	(1.4)
Low Income Housing – federal credits	(3.8)	(3.7)	(4.3)
Other	1.3	(0.2)	(1.6)
	37.7%	29.9%	33.9%

The change in the effective rate for the State franchise tax, net of federal income tax benefit, during 2002 was the result of state tax benefits related the Company’s subsidiary Real Estate Investment Trust (“REIT”) subsidiary. The REIT was formed effective December 31, 2001 and based on a tax opinion letter provided to the Company state tax benefits were recognized for the year ended December 31, 2002.

On December 31, 2003 the California Franchise Tax Board (FTB) announced certain tax transactions related to real estate investment trusts (REITs) and regulated investment companies (RICs) will be disallowed pursuant to Senate Bill 614 and Assembly Bill 1601, which were signed into law in the 4th quarter of 2003.  As a result, the Company reversed related net state tax benefits recorded in the first three quarters of 2003 and took no such benefit in the 4th quarter.

The Company continues to review the information available from the FTB and its financial advisors and believe that the Company’s position has merit.  The Company will pursue its tax claims and defend its use of these entities and transactions.  At this time, the Company cannot predict what the ultimate outcome will be; however, management believes it is not probable that these benefits will be reversed for the year ended December 31, 2002.

10. Stock Options

Options have been granted to officers and key employees at an exercise price equal to estimated fair values at the date of grant as determined by the Board of Directors.  During 1995, the Board of Directors and shareholders of the Company approved the adoption of the 1995 Stock Option Plan. The 1987 Plan was terminated as to the granting of additional options under that plan, and all remaining options under that plan were exercised by December 31, 2000. The options granted under the 1995 Stock Option Plan are exercisable 20% each year commencing one year after the date of grant and expire ten years after the date of grant.  The maximum number of shares which can be granted under the 1995 Plan is 690,000.  A total of 130,000 shares remain reserved under the 1995 Stock Option Plan.

Options outstanding, exercisable, exercised and forfeited are as follows:

	1995 Plan	Weighted Average Exercise Price
Options outstanding January 31, 2001	348,430	$9.11
Granted during the year	30,000	$17.50
Exercised during the year	(104,830)	$7.69
Options outstanding December 31, 2001	273,600	$10.57
Exercised during the year	(58,800)	$7.08
Canceled or expired during the year	(3,000)	$5.21
Options outstanding December 31, 2002	211,800	$11.62
Exercised during the year	(123,800)	$10.45
Canceled or expired during the year	(5,000)	$17.50
Options outstanding December 31, 2003	83,000	$13.01

Included in total outstanding options at December 31, 2003, are 66,000 exercisable shares under the 1995 plan, at a weighted average price of $11.87. Included in total outstanding options at December 31, 2002, are 184,800 exercisable shares under the 1995 plan, at a weighted average price of $10.77.

Additional information regarding options as of December 31, 2003 is as follows:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg Remaining Contract Life(yrs)	Weighted Avg Exercise Price	Number Exercisable	Weighted Avg Exercise Price
$11.33	60,000	3.6	$11.33	60,000	$11.33
$ 17.00 to $17.50	23,000	7.1	$17.39	6,000	$17.25
Total	83,000			66,000

As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123”, requires the disclosure of pro forma net income and earnings per share. Under SFAS 148, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for expected life: 60 months following vesting for 2001, 24 months following vesting for 2000, 77 months following vesting for 1997, and 64 months following vesting for 1996 and 1995. Assumptions for stock volatility were 12.41% in 2001 and 2000, 15.88% in 1997, 7.08% in 1996 and 6.59% in 1995. Risk free interest rates used were 5.1% in 2001, 6.0% in 2000, 6.2% in 1997, 6.9% in 1996 and 6.4% in 1995. Expected dividends range from 1.7% to 3.8% during the expected term of the options. See Note 1 for pro forma net income calculations pursuant to SFAS No. 148.

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

The ESOP used the proceeds of the loan to acquire shares of the Company’s common stock which will be held in a suspense account by the ESOP. At the end of each year, shares will be released for allocation to the accounts of the individual ESOP participants in proportion to the principal and interest paid on the loan during the year. The ESOP loan is recorded as a liability of the Company and the unreleased shares purchased with the loan are reported as unearned ESOP shares in shareholders’ equity. Unreleased shares are not recognized as outstanding for earnings per share and capital computations. Dividends on unallocated ESOP shares will be used to pay debt service on the ESOP loan and, as such, are recorded as a reduction of debt and accrued interest. Dividends on unallocated ESOP shares used to pay debt service on the ESOP loan amounted to $22,000, $28,000 and $29,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

No ESOP shares were purchased during 2003 or 2002. During the year ended December 31, 2001, the ESOP purchased 23,185 shares of common stock on the open market under the revolving line of credit for a total cost of $399,000 (average cost of $17.20 per share). During the year ended December 31, 2000, the leveraged ESOP purchased 46,861 shares of common stock on the open market for a total cost of $817,000 (average cost of $17.43 per share), and purchased an additional 8,126 shares prior to June 2000 when the Company leveraged its ESOP Plan. Compensation expense totaled $282,000, $273,000 and $246,000 for the years ended

December 31, 2003, 2002 and 2001, respectively. Interest expense incurred on the ESOP loan totaled $26,000, $45,000 and $88,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Allocated, committed-to-be-released, and unallocated ESOP shares as of December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Allocated	128,307	111,857	103,035
Committed-to-be-released	16,692	15,585	11,952
Unallocated	18,075	34,767	50,352
Total ESOP shares	163,074	162,209	165,339
Fair value of unreleased shares	$493,086	$620,591	$855,984

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code.  All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire.  Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors.  Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 5% of the employees’ eligible annual compensation.  Company contributions are subject to certain vesting requirements over a period of six years. Contributions made by the Company are invested in Company stock.  During 2003, 2002 and 2001, the Company contributed a total of $170,000, $161,000, and $139,000, respectively, to the Deferral Plan.

Salary Continuation Plan

The Company has established a non-qualified Salary Continuation Plan for five of the Company’s key employees, which provides additional compensation benefits upon retirement for a period of 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 years. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the Plan. At December 31, 2003 and 2002, $1.1 million and $881,000, respectively, had been accrued to date and is included in other liabilities. In connection with the implementation of the Salary Continuation Plans, the Company purchased single premium universal life insurance policies on the life of each of the key employees covered under the Plan. The Company is the owner and beneficiary of these insurance policies. The cash surrender value of the policies was $2.6 million and $2.5 million at December 31, 2003 and 2002, respectively. The assets of the Plan, under Internal Revenue Service regulations, are the property of the Company and are available to satisfy the Company’s general creditors.

12. Commitments and Contingent Liabilities

The Company leases land and premises for its branch banking offices and administration facilities. The initial terms of these leases expire at various dates through 2015. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. The total expense on land and premises leased under operating leases was $275,000, $267,000, and $247,000 during 2003, 2002, and 2001, respectively.

Future minimum rental commitments under existing leases as of December 31, 2003 are as follows:

(In thousands):
2004	$204
2005	200
2006	140
2007	114
2008	110
Thereafter	693
$1,461

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

	December 31, 2003		December 31, 2002
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$48,590	$48,590	$31,485	$31,485
Interest-bearing deposits	7,212	7,745	9,449	9,518
Investment securities	83,735	83,735	104,567	104,567
Loans, net	344,797	344,706	348,598	349,143
Interest rate swap contracts	(424)	(424)	—	—
Financial Liabilities:
Deposits	440,444	439,413	423,987	422,398
Borrowings	345	348	36,050	35,396
Trust Preferred Securities	15,000	14,999	15,000	14,995
Commitments to extend credit	—	—	—	—

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and Cash Equivalents - The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their estimated fair values.

Interest-bearing Deposits – Interest bearing deposits in other banks consist of fixed-rate certificates of deposits. Accordingly, fair value has been estimated based upon interest rates currently being offered on deposits with similar characteristics and maturities.

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

Deposits – In accordance with SFAS No. 107, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at December 31, 2003 and 2002 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed by SFAS No. 107. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

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

Off-balance sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, credit card arrangements, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing.  Fair values of standby letters of credit are based on fees currently charged for similar agreements. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at December 31, 2003 and 2002. The Company records interest rate swap contracts at fair value on the balance sheet. The fair value of interest rate swap contracts is based on the discounted net present value of the swap using third party dealer quotes.

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

Quantitative measures established by regulation to ensure capital adequacy require insured institutions to maintain a minimum leverage ratio of Tier 1 capital (the sum of common stockholders’ equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, minus intangible assets, identified losses and investments in certain subsidiaries, plus unrealized losses or minus unrealized gains on available for sale securities) to total assets. Institutions which have received the highest composite regulatory rating and which are not experiencing or anticipating significant growth are required to maintain a minimum leverage capital ratio of 3% of Tier 1 capital to total assets. All other institutions are required to maintain a minimum leverage capital ratio of at least 100 to 200 basis points above the 3% minimum requirement.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003 (Company):
Total Capital (to Risk Weighted Assets)	$56,645	14.02%	$36,010	8.00%	$45,012	10.00%
Tier 1 Capital (to Risk Weighted Assets)	63,116	12.58%	18,005	4.00%	27,007	6.00%
Tier 1 Capital (to Average Assets)	63,116	11.14%	15,260	3.00%	25,043	5.00%

As of December 31, 2003 (Bank):
Total Capital (to Risk Weighted Assets)	$55,563	15.41%	$31,403	8.00%	$39,254	10.00%
Tier 1 Capital (to Risk Weighted Assets)	60,484	14.15%	15,702	4.00%	23,552	6.00%
Tier 1 Capital (to Average Assets)	60,484	10.92%	15,264	3.00%	25,440	5.00%

As of December 31, 2002 - (Company):
Total Capital (to Risk Weighted Assets)	$57,735	13.08%	$35,302	8.00%	$44,127	10.00%
Tier 1 Capital (to Risk Weighted Assets)	49,625	11.25%	17,651	4.00%	26,476	6.00%
Tier 1 Capital (to Average Assets)	49,625	9.40%	15,832	3.00%	26,386	5.00%

As of December 31, 2002 – (Bank):
Total Capital (to Risk Weighted Assets)	$55,593	12.65%	$35,159	8.00%	$43,948	10.00%
Tier 1 Capital (to Risk Weighted Assets)	50,099	11.40%	17,579	4.00%	26,369	6.00%
Tier 1 Capital (to Average Assets)	50,099	9.52%	15,785	3.00%	26,308	5.00%

The Board of Governors has also adopted a statement of policy, supplementing its leverage capital ratio requirements, which provides definitions of qualifying total capital (consisting of Tier 1 capital and supplementary capital, including the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets) and sets forth minimum risk-based capital ratios of capital to risk-weighted assets. Insured institutions are required to maintain a ratio of qualifying total capital to risk weighted assets of 8%, at least one-half of which must be in the form of Tier 1 capital. Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003 and 2002, the most recent notifications from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum total capital and Tier 1 capital (as defined) to risk-based assets (as defined), and a minimum leverage ratio of Tier 1 capital to average assets (as defined) as set forth in the proceeding discussion.  There are no conditions or events since the notification that management believes have changed the institution’s category.

Under regulatory guidelines, the $15 million in Trust Preferred Securities issued in July of 2001 qualifies as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities qualifies as Tier 2 capital.

Dividends - Subsequent to the Reorganization on June 12, 2001, dividends paid to shareholders will be paid by the bank holding company, subject to restrictions set forth in the California General Corporation Law. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. Year-to-date as of December 31, 2003, the Company received $3.3 million in cash dividends from the Bank, from which the Company has declared or paid $3.2 million in dividends to shareholders.

Under California state banking law, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the California State Department of Financial Institutions, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. As of December 31, 2003, approximately $8.9 million was available to the Bank for cash dividend distributions without prior approval. Year-to-date, the Bank has paid dividends of $3.3 million to the Company.

Cash Restrictions - The Bank is required to maintain average reserve balances with the Federal Reserve Bank.  At December 31, 2003, the Bank’s qualifying balance with the Federal Reserve Bank was $7.1 million consisting of vault cash and balances.

15. Supplemental Cash Flow Disclosures

	Years Ended December 31,
(In thousands)	2003	2002	2001
Cash paid during the period for:
Interest	$7,663	$10,764	$13,385
Income Taxes	4,019	3,237	3,943
Noncash investing activities:
Loans transferred to foreclosed property	1,554	5,113	2,980
Dividends declared not paid	802	710	625

16. Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Years Ended December 31, (Restated)
(In thousands, except earnings per share data)	2003	2002	2001

Net income available to common shareholders	$7,706	$6,833	$6,193
Weighted average shares issued	5,487	5,444	5,499
Less: unearned ESOP shares	(27)	(43)	(55)
Weighted average shares outstanding	5,460	5,401	5,444
Add: dilutive effect of stock options	52	86	120

Weighted average shares outstanding adjusted for potential dilution	5,512	5,487	5,564
Basic earnings per share	$1.41	$1.27	$1.14
Diluted earnings per share	$1.40	$1.25	$1.11

17. Other Comprehensive Income

The following table provides a reconciliation of the amounts included in comprehensive income:

	Years Ended December 31
(In thousands)	2003	2002	2001
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain on sale securities – net income tax (benefit) of $(415), $815, and $157	$(623)	$1,222	$235)
Less: Reclassification adjustment for loss (gain) on sale of available-for-sale securities included in net income – Net income tax (benefit) of $(23), $194, and $307	35	(292)	(461)

Net unrealized (loss) gain on available-for-sale securities – net income tax (benefit) of $(392), $620, and $(150)	$(588)	$930	$(226)

Unrealized loss on interest rate swaps:

Unrealized losses arising during period – net income tax benefit of $201	$(301)	—	—
Less: reclassification adjustments to interest income	(123)	—	—

Net change in unrealized loss on interest rate swaps – net of income tax benefit $201	$(424)	—	—

18. Derivative Financial Instruments and Hedging Activities

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

The amortizing hedge has a remaining notional value of $23.1 million and a duration of approximately 3.5 years. As of December 31, 2003, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately four and one half years. As of December 31, 2003, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $424,000 (net of tax benefit of $201,000). During the year ended December 31, 2003, $123,000 was reclassified from other accumulated comprehensive income into earnings. As of December 31, 2003, the amounts in accumulated OCI associated with these cash flows that are expected to be reclassified into interest income within the next 12 months total $198,000.

19. Common Stock Repurchase Plan

During August 2001, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to 280,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. The duration of the program is open-ended and the timing of the purchases will depend on market conditions. During the years ended December 31, 2003, 2002 and 2001, the Company repurchased 34,961, 64,676 and 115,786 shares for a total of $691,000, $1.1 million and $1.9 million, respectively. The repurchased shares were subsequently retired.

20. Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares – (parent only)

Balance Sheet  – December 31, 2003 and 2002

(In thousands)	2003	2002
Assets
Cash and equivalents	$1,513	$1,283
Investment in bank subsidiary	57,665	53,441
Investment in nonbank entity	1,500	1,500
Other assets	457	471
Total assets	$61,135	$56,695

Liabilities & Shareholders’ Equity
Liabilities:
Junior subordinated debt securities	$15,000	$15,000
Accrued interest payable	327	374
Other liabilities	772	760
Total liabilities	16,099	16,134

Shareholders’ Equity:
Common stock, no par value 10,000,000 shares authorized, 5,512,538 and 5,406,666 issued and outstanding, in 2003 and 2002	18,227	17,553
Retained earnings	27,093	22,576
Unearned ESOP shares	(313)	(609)
Accumulated other comprehensive income	29	1,041
Total shareholders’ equity	45,036	40,561
Total liabilities and shareholders’ equity	$61,135	$56,695

United Security Bancshares –(parent only)
Income Statement

	Years Ended December 31,
(In thousands)	2003	2002
Income
Dividends from subsidiaries	$3,300	$4,385
Other income	124	150
Total income	3,424	4,535
Expense
Interest expense	784	899
Other expense	232	233
Total expense	1,016	1,132

Income before taxes and equity in undistributed income of subsidiary	2,4083,637	3,4033,637
Income tax benefit	(367)	(308)
Equity in undistributed income of subsidiary	4,931	3,122
Net Income	$7,706	$6,833

United Security Bancshares – (parent only)

Statement of Cash Flows

	Years Ended December 31,
(In thousands)	2003	2002
Cash Flows From Operating Activities
Net income	$7,706	$6,833
Adjustments to reconcile net earnings to cash provided by operating activities:
Equity in undistributed income of subsidiaries	(4,931)	(3,122)
Amortization of issuance costs	17	17
Net change in other liabilities	(66)	242
Net cash provided by operating activities	2,726	3,970

Cash Flows From Investing Activities
Capital contribution to subsidiary	0	0
Investment in nonbank entity	0	0
Net cash used in investing activities	0	0

Cash Flows From Financing Activities
Proceeds from stock options exercised	1,293	416
Repurchase and retirement of common stock	(691)	(1,107)
Payment of dividends on common stock	(3,098)	(2,755)
Net cash provided by financing activities	(2,496)	(3,446)

Net increase in cash and cash equivalents	230	524
Cash and cash equivalents at beginning of period	1,283	759
Cash and cash equivalents at end of period	$1,513	$1,283

Supplemental cash flow disclosures
Noncash financing activities:
Dividends declared not paid	$802	$710

21. Quarterly Financial Data (unaudited)

Selected quarterly financial data for the years ended December 31, 2003 and 2002 are presented below:

	2003				2002
(In thousands except per share data)	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$6,819	$6,987	$6,365	$6,756	$7,263	$7,413	$7,196	$6,844
Interest expense	1,579	1,630	1,873	2,178	3,310	2,796	2,697	2,713
Net interest income	5,240	5,357	4,492	4,578	3,953	4,617	4,499	4,131
Provision for credit losses	841	371	256	245	774	325	244	620
(Loss) gain on sale of securities	(34)	0	(24)	0	509	(2)	(22)	0
Other noninterest income	1,402	2,304	1,515	1,108	1,150	1,315	1,099	1,319
Noninterest expense	2,813	3,477	2,718	2,847	2,654	2,928	2,583	2,695
Income before income tax expense	2,954	3,813	3,009	2,594	2,184	2,677	2,749	2,135
Income tax expense	1,753	1,165	886	860	664	801	828	619
Net income	$1,201	$2,648	$2,123	$1,734	$1,520	$1,876	$1,921	$1,516
Net income per share:
Basic	$0.22	$0.49	$0.39	$0.32	$0.28	$0.35	$0.36	$0.28
Diluted	$0.22	$0.48	$0.39	$0.32	$0.28	$0.34	$0.35	$0.28
Dividends declared per share	$0.145	$0.145	$0.145	$0.145	$0.13	$0.13	$0.13	$0.13
Average shares outstanding For net income per share:
Basic	5,460	5,443	5,432	5,424	5,401	5,397	5,382	5,387
Diluted	5,512	5,498	5,494	5,484	5,487	5,488	5,483	5,487

22. Proposed Merger

On December 11, 2003, United Security Bancshares announced that it has entered into a definitive Agreement and Plan of Reorganization and Merger with Taft National Bank pursuant to which Taft National Bank will merge into United Security Bancshares. Taft National Bank operates branch offices in Taft and Bakersfield serving small business and retail banking clients. As of September 30, 2003, Taft National Bank had total assets of $52 million and deposits of $47 million. Upon completion of the merger, Taft National Bank branches will operate as branches of United Security Bank, a wholly owned subsidiary of United Security Bancshares.

In the merger, United Security Bancshares (“USB”) will issue shares of its stock in a tax free exchange for all of the Taft National Bank shares. The value of the merger will vary depending on the market price of USB stock at the time of the merger closing. The merger, which will be accounted for as a purchase transaction, is expected to be completed late in the first quarter or early in the second quarter of 2004. The merger is subject to certain conditions, including the approval of the shareholders of Taft National Bank and regulatory approval. Upon consummation of the merger, former Taft National Bank shareholders will own approximately 4.2% of United Security Bancshares outstanding shares.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s management within the 90-day period preceding the filing date of this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)     Changes in Internal Controls: In the quarter ended December 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled “Information on Directors and Executive Officers” set forth in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (“Proxy Statement”).

Item 11 - Executive Compensation

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled “Compensation of Directors and Executive Officers” set forth in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (“Proxy Statement”).

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled “Shareholdings of Certain Beneficial Owners and Management” set forth in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (“Proxy Statement”).

Item 13 - Certain Relationships and Related Transactions

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled “Certain Related Parties and Related Party Transactions” set forth in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (“Proxy Statement”).

Item 14. Principal Accounting Fees and Services

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled “Principal Accounting Fees and Services” set forth in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (“Proxy Statement”).

PART IV

Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)      Financial Statements

See Financial Statements beginning on page 43 of this report.

(a)(2)      Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto or is not material.

(a)(3)      Exhibits

3.1	Articles of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

4.1	Specimen common stock certificate of United Security Bancshares (1)

10.1	Executive Salary Continuation Agreement for Dennis Woods (1)

10.2	Change in Control Agreement for Dennis Woods (1)

10.3	Executive Salary Continuation Agreement for Kenneth Donahue (1)

10.4	Change in Control Agreement for Kenneth Donahue (1)

10.5	Executive Salary Continuation Agreement for David Eytcheson (1)

10.6	Change in Control Agreement for David Eytcheson (1)

10.7	Executive Salary Continuation Agreement for Rhodlee Braa (1)

10.8	Change in Control Agreement for Rhodlee Braa (1)

10.9	Stock Option Agreement for Dennis Woods dated June 16, 1996 (1)

10.10	Stock Option Agreement for Dennis Woods dated July 21, 1997 (1)

10.11	Stock Option Agreement for Kenneth Donahue dated July 21, 1997 (1)

10.12	Stock Option Agreement for David Eytcheson dated July 21, 1997 (1)

10.13	Stock Option Agreement for Rhodlee Braa dated October 10, 1995 (1)

10.14	Stock Option Agreement for Rhodlee Braa dated July 21, 1997 (1)

10.15	USB 1995 Stock Option Plan. Filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-4 (file number 333-58256) filed April 4, 2001 and incorporated herein by reference.

10.16	Amendment to USB 1995 Stock Option Plan. Filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (file number 333-89362) filed May 28, 2002 and incorporated herein by reference.

10.17	Amended and Restated Declaration of Trust for USB Capital Trust I–dated July 16, 2001. Filed as Exhibit 10.1 to the Company’s Form 10-Q filed August 14, 2001.

10.18

Indenture Agreement between United Security Bancshares and Bank of New York for Junior Subordinated Securities—dated July 16, 2001. Filed as Exhibit 10.2 to the Company’s Form 10-Q filed August 14, 2001.

11.1	Computation of earnings per share.

See Note 16 to Financial Statements on page 67 of this report

14.1	Code of Ethics for Senior Financial Officers

23.1	Consent of Moss Adams LLP

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

(1) Previously filed on April 4, 2001 as an exhibit to the Company’s filing on Form S-4 (file number 333-58256).

(b)	Reports on Form 8-K

During the quarter ended December 31, 2003, the Company filed the following current reports on Form 8-K:

1)              On October 10, 2003 (containing a press release reporting the financial results for the period ended September 30, 2003).

2)              On November 17, 2003 (containing a press release reporting that it would be making an adjustment to the accounting for certain Investment Certificates of Deposit.).

3)              On December 12, 2003 (containing a press release reporting that United Security Bancshares announced that it has entered into a definitive Agreement and Plan of Reorganization and Merger with Taft National Bank pursuant to which Taft National Bank will merge into United Security Bancshares.).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the year ended December 31, 2003 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 8th day of March, 2004

United Security Bancshares

March 8, 2004	/S/ Dennis R. Woods
Dennis R. Woods
Chairman of the Board and President

March 8, 2004	/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	3/8/2004	/s/ Robert G. Bitter
Director

Date:	3/8/2004	/s/ Stanley J. Cavalla
Director

Date:	3/8/2004	/s/ Tom Ellithorpe
Director

Date:	3/8/2004	/s/ Ronnie D. Miller
Director

Date:	3/8/2004	/s/ Walter Reinhard
Director

Date:	3/2/2004	/s/ John Terzian
Director

Date:	3/8/2004	/s/ R. Todd Henry
Director