Form 10-Q
period 2004-03-31
UNITED SECURITY BANCSHARES
filed 2004-05-14
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number: 000-32987

UNITED SECURITY BANCSHARES

 (Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1525 East Shaw Ave., Fresno, California	93710
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value

(Title of Class)

Shares outstanding as of April 30, 2004:  5,511,539

TABLE OF CONTENTS

Facing Page

Table of Contents

PART I. Financial Information

ITEM 1. Financial Statements

Consolidated Balance Sheets
Consolidated Statements of Income and Comprehensive Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Results of Operations
Financial Condition
Liquidity and Asset/Liability Management
Regulatory Matters

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

ITEM 4. Controls and Procedures

PART II. Other Information

Signatures

Certifications

United Security Bancshares and Subsidiaries

Consolidated Statements of Condition - Balance Sheets

March 31, 2004 (unaudited) and December 31, 2003

(in thousands except shares)	March 31 2004	December 31, 2003
Assets
Cash and due from banks	$17,096	$22,480
Federal funds sold and securities purchased under agreements to resell	24,150	26,110
Cash and cash equivalents	41,246	48,590
Interest-bearing deposits in other banks	7,265	7,212
Investment securities available for sale	79,313	83,735
Loans and leases	360,637	345,662
Unearned fees	(788)	(865)
Allowance for credit losses	(5,580)	(6,081)
Net loans	354,269	338,716
Accrued interest receivable	2,279	2,110
Premises and equipment - net	5,288	4,567
Other real estate owned	2,718	2,718
Intangible assets	1,860	1,947
Cash surrender value of life insurance	2,644	2,621
Investment in limited partnership	4,593	4,689
Deferred income taxes	2,846	3,135
Other assets	6,448	6,548
Total assets	$510,769	$506,588

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$91,163	$94,597
Interest bearing	352,548	345,847
Total deposits	443,711	440,444
Other borrowings	253	345
Accrued interest payable	701	800
Accounts payable and other liabilities	4,510	4,963
Trust Preferred securities	0	15,000
Junior subordinated debentures	15,464	0
Total liabilities	464,639	461,552
Commitments and Contingent Liabilities
Shareholders’ Equity
Common stock, no par value 10,000,000 shares authorized, 5,510,539 and 5,512,538 issued and outstanding, in 2004 and 2003, respectively	18,033	18,227
Retained earnings	27,906	27,093
Unearned ESOP shares	(221)	(313)
Accumulated other comprehensive income	412	29
Total shareholders’ equity	46,130	45,036
Total liabilities and shareholders’ equity	$510,769	$506,588

See notes to financial statements

United Security Bancshares and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

Three Months Ended March 31, 2004 and 2003 (unaudited)

(In thousands except shares and EPS)	2004	2003
Interest Income:
Loans, including fees	$5,649	$5,795
Investment securities – AFS – taxable	753	811
Investment securities – AFS – nontaxable	32	34
Federal funds sold and securities purchased under agreements to resell	60	45
Interest on deposits in other banks	72	100
Total interest income	6,566	6,785
Interest Expense:
Interest on deposits	1,261	1,629
Interest on other borrowings	195	549
Total interest expense	1,456	2,178
Net Interest Income Before Provision for Credit Losses	5,110	4,607
Provision for Credit Losses	243	245
Net Interest Income	4,867	4,362
Noninterest Income:
Customer service fees	979	916
Gain on sale of securities	37	0
Gain on sale of loans	0	21
Gain on sale of other real estate owned	12	37
Shared appreciation income	0	11
Other	76	123
Total noninterest income	1,104	1,108
Noninterest Expense:
Salaries and employee benefits	1,527	1,361
Occupancy expense	389	398
Data processing	132	135
Professional fees	296	209
Merger expense	36	0
Director fees	44	46
Amortization of intangibles	88	90
Correspondent bank service charges	68	71
Other	617	537
Total noninterest expense	3,197	2,847
Income Before Taxes on Income	2,774	2,623
Taxes on Income	1,077	870
Net Income	$1,697	$1,753
Other comprehensive income, net of tax:
Unrealized (loss) gain on available for sale securities and interest rate swaps net income tax (benefit)of $289 and $(147)	383	(221)
Comprehensive Income	$2,080	$1,513
Net Income per common share
Basic	$0.31	$0.32
Diluted	$0.31	$0.32
Shares on which net income per common share were based
Basic	5,512,005	5,424,167
Diluted	5,554,433	5,483,933

See notes to financial statements

United Security Bancshares and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Periods Ended March 31, 2004

	Common stock	Common stock			Accumulated Other Comprehensive Income (Loss)
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Unearned ESOP Shares		Total
Balance January 1, 2003	5,406,666	$17,552	$22,576	$(609)	$1,041	$40,560

Director/Employee stock options exercised	28,100	166				166
Net changes in unrealized gain (loss) on available for sale securities (net of income tax benefit of $147)					(221)	(221)
Dividends on common stock ($0.145 per share)			(790)			(790)
Repurchase and cancellation of common shares	(16,613)	(283)				(283)
Release of unearned ESOP shares	5,748			100		100
Net Income			1,734			1,734
Balance March 31, 2003 (unaudited)	5,423,901	17,435	23,520	(509)	820	41,266

Director/Employee stock options exercised	95,700	1,127				1,127
Tax benefit of stock options exercised		63				63
Net changes in unrealized gain (loss) on available for sale securities (net of income tax benefit of $245)					(366)	(366)
Net changes in unrealized gain (loss) on interest rate swaps (net of income tax benefit of $201)					(425)	(425)
Dividends on common stock ($0.52 per share)			(2,399)			(2,399)
Repurchase and cancellation of common shares	(18,348)	(407)				(407)
Release of unearned ESOP shares	11,285	9		196		205
Net Income			5,972			5,972
Balance December 31, 2003	5,512,538	18,227	27,093	(313)	29	45,036

Director/Employee stock options exercised	3,000	51				51
Tax benefit of stock options exercised		9				9
Net changes in unrealized gain (loss) on available for sale securities (net of income tax of $175)					263	263
Net changes in unrealized gain (loss) on interest rate swaps (net of income tax of $114)					120	120
Dividends on common stock ($0.16 per share)			(884)			(884)
Repurchase and cancellation of common shares	(9,900)	(254)				(254)
Release of unearned ESOP shares	4,901			92		92
Net Income			1,697			1,697
Balance March 31, 2004 (unaudited)	5,510,539	$18,033	$27,906	$(221)	$412	$46,130

See notes to financial statements

United Security Bancshares and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2004 and 2003 (unaudited)

(In thousands)	2004	2003
Cash Flows From Operating Activities:
Net income	$1,697	$1,734
Adjustments to reconcile net earnings to cash provided by operating activities:
Provision for credit losses	243	245
Depreciation and amortization	233	256
Amortization of investment securities	13	78
Increase in accrued interest receivable	(170)	(414)
Decrease in accrued interest payable	(99)	(380)
(Decrease) increase in unearned fees	(77)	231
(Decrease) increase in income taxes payable	(337)	848
Decrease in accounts payable and accrued liabilities	(303)	(516)
Gain on sale of securities	(37)	0
Write-down of other real estate owned	0	46
Gain on sale of other real estate owned	(12)	(37)
Gain on sale of loans	0	(21)
Gain on sale of fixed assets	(7)	0
Increase in surrender value of life insurance	(23)	(27)
Loss in limited partnership interest	96	54
Net increase in other assets	(193)	(14)
Net cash provided by operating activities	1,024	2,083
Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	(53)	(49)
Purchases of available-for-sale securities	(9,978)	(15,646)
Maturities and calls of available-for-sale securities	14,861	16,606
Proceeds from sales of available-for-sale securities	0	5,000
Net increase in loans	(14,514)	(4,425)
Cash proceeds from sales of loans	0	5,529
Cash proceeds from sales of leased assets	0	212
Proceeds from sales of other real estate owned	0	302
Capital expenditures for premises and equipment	(871)	(80)
Cash proceeds from sales of premises and equipment	16	0
Net cash (used in) provided by investing activities	(10,539)	7,449
Cash Flows From Financing Activities:
Net (decrease) increase in demand deposit and savings accounts	(6,375)	7,730
Net increase in certificates of deposit	9,644	13,258
Net decrease in repurchase agreements	0	(26,400)
Director/Employee stock options exercised	51	166
Repurchase and retirement of common stock	(254)	(284)
Repayment of ESOP borrowings	(93)	(99)
Payment of dividends on common stock	(802)	(711)
Net cash provided by (used in) financing activities	2,171	(6,340)
Net (decrease) increase in cash and cash equivalents	(7,344)	3,192
Cash and cash equivalents at beginning of period	48,590	31,485
Cash and cash equivalents at end of period	$41,246	$34,677

See notes to financial statements

United Security Bancshares and Subsidiaries - Notes to Consolidated Financial Statements - (Unaudited)

1.         Organization and Summary of Significant Accounting and Reporting Policies

The consolidated financial statements include the accounts of United Security Bancshares, Inc., and its wholly owned subsidiaries, United Security Bank and subsidiary (the “Bank”), and United Security Bancshares Capital Trust I (the “Trust”), (collectively the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, Inc. (including the Bank).

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2003. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

United Security Bancshares Capital Trust I (USB Trust), a subsidiary of United Security Bancshares, is a Delaware statutory business trust formed for the exclusive purpose of issuing and selling Trust Preferred Securities. The Trust was formed on June 28, 2001. In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), as amended and interpreted. It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation requires a VIE to be consolidated or deconsolidated by a company generally based on the risk of loss or return. Pursuant to a revision of FIN 46 during December 2003, most of the provisions of Interpretation No. 46 were delayed until March 31, 2004. The Company has determined that USB Trust is a VIE as defined and accordingly, the implementation of the Interpretation required the deconsolidation of the Trust. The Company adopted the Interpretation in the first quarter of 2004, and as a result, deconsolidated the USB Trust effective March 31, 2004. The effect of such deconsolidation, as described in the table below, was 1) to remove the trust preferred securities from the consolidated statement of condition; 2) to recognize the Company’s junior subordinated debt obligations to the trust; and 3) to recognize in other assets, the Company’s equity investment in the common stock of the trust. The junior subordinated debt obligations and equity investments were previously eliminated in consolidation. Those equity investments, totaling $464,000, represent the Company’s maximum exposure to loss as a result of its involvement with the trust. The application of Interpretation No. 46 has had no impact on the Company’s results of operations. The following is a summary of the impact of the adoption of FIN 46 as of March 31, 2004:

(in thousands)	Adjustments for FIN 46
Other assets	$464
Trust Preferred securities	(15,000)
Junior subordinated debentures	15,464

2.         Securities Available for Sale

Following is a comparison of the amortized cost and approximate fair value of securities available for sale for the periods ended March 31, 2004 and December 31, 2003:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
March 31, 2004:
U.S. Government agencies	$54,043	$615	$(266)	$54,392
U.S. Government agency Collateralized mortgage obligations	45	0	(4)	41
Obligations of state and Political subdivisions	2,613	202	0	2,815
Other investment securities	21,419	730	(84)	22,065
	$78,120	$1,547	$(354)	$79,313
December 31, 2003:
U.S. Government agencies	$58,666	$613	$(354)	$58,925
U.S. Government agency Collateralized mortgage obligations	54	0	0	54
Obligations of state and Political subdivisions	2,613	201	0	2,814
Other investment securities	21,646	421	(125)	21,942
	$82,979	$1,235	$(479)	$83,735

Included in other investment securities is a short-term government securities mutual fund totaling $7.9 million at both March 31, 2004 and December 31, 2003, a commercial asset-backed trust totaling $5.5 million at March 31, 2004 and $5.6 million at December 31, 2003, and Trust Preferred securities pools totaling $8.6 million at March 31, 2004 and $8.4 million at December 31, 2003. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were realized losses on calls of available-for-sale securities totaling $31,000 and realized gains on calls of available-for-sale securities totaling $68,000 for the three-month periods ended March 31, 2004. There were no realized gains or losses on available-for-sale securities during the three months ended March 31, 2003.

Temporarily impaired securities at March 31, 2004 are comprised of eight U.S. government agency securities and one other investment securities with a total weighted average life of 3.5 years. As of March 31, 2004, there were no securities that have been temporarily impaired for twelve months or more.

At March 31, 2004 and December 31, 2003, available-for-sale securities with an amortized cost of approximately $56.7 million and $61.3 million (fair value of $57.2 million and $61.7 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

3.         Loans and Leases

Loans include the following:

(In thousands)	March 31, 2004	% of Loans	December 31, 2003	% of Loans
Commercial and industrial	$115,146	31.9%	$116,991	33.8%
Real estate – mortgage	102,410	28.4%	96,381	28.0%
Real estate – construction	105,906	29.4%	97,930	28.3%
Agricultural	16,956	4.7%	15,162	4.4%
Installment/other	7,575	2.1%	6,617	1.9%
Lease financing	12,644	3.5%	12,581	3.6%
Total Loans	$360,637	100.0%	$345,662	100.0%

At March 31, 2004, loans over 90 days past due and still accruing totaled $4.3 million. This total represents a single lending relationship, which was brought current during the first two weeks of April 2004. There were no loans over 90 days past due and still accruing at December 31, 2003. Nonaccrual loans totaled $17.6 million and $18.7 million at March 31, 2004 and December 31, 2003, respectively.

An analysis of changes in the allowance for credit losses is as follows:

(In thousands)	March 31, 2004	December 31, 2003	March 31, 2003
Balance, beginning of year	$6,081	$5,556	$5,556
Provision charged to operations	243	1,713	245
Losses charged to allowance	(415)	(1,274)	(839)
Recoveries on loans previously charged off	24	86	6
Reclassification of off-balance sheet reserve	(353)	0	0
Balance at end-of-period	$5,580	$6,081	$4,968

The allowance for credit losses represents management’s estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. The formula allowance for unfunded loan commitments totaling $353,000 at March 31, 2004 has been reclassified to other liabilities. Significant changes in these estimates might be required in the event of a downturn in the economy and/or the real estate market in the San Joaquin Valley, and the greater Oakhurst and East Madera County area.

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the periods presented:

(in thousands)	March 31, 2004	December 31, 2003	March 31, 2003
Total impaired loans at period-end	$17,262	$18,685	$15,296
Impaired loans which have specific allowance	6,565	7,307	7,870
Total specific allowance on impaired loans	1,928	2,344	566
Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	10,697	11,378	7,426

(in thousands)	QTD 3/31/04	YTD 12/31/03	QTD 3/31/03
Average recoded investment in impaired loans during period	$17,973	$18,097	$16,541
Income recognized on impaired loans during period	0	0	1

4.         Premises and Equipment

During April of 2004, The Bank opened a new branch in downtown Fresno, California located at 855 M Street. The total cost of the branch is approximately $1.3 million.

5.   Supplemental Cash Flow Disclosures

	Three Months Ended March 31,
(In thousands)	2004	2003
Cash paid during the period for:
Interest	$1,555	$2,558
Income Taxes	1,405	15
Noncash investing activities:
Dividends declared not paid	884	791

6.         Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended March 31,
(In thousands except earnings per share data)	2004	2003
Net income available to common shareholders	$1,697	$1,753
Weighted average shares issued	5,528	5,453
Less: unearned ESOP shares	(16)	(29)
Weighted average shares outstanding	5,512	5,424
Add: dilutive effect of stock options	42	60
Weighted average shares outstanding adjusted for potential dilution	5,554	5,484
Basic earnings per share	$0.31	$0.32
Diluted earnings per share	$0.31	$0.32

7.         Derivative Financial Instruments and Hedging Activities

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

The amortizing hedge has a remaining notional value of $22.4 million and a duration of approximately 3.2 years. As of March 31, 2004, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately five years. As of March 31, 2004, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $304,000 (net of tax benefit of $88,000). During the three months ended March 31, 2004, $51,000 was reclassified from other accumulated comprehensive income into earnings.

8.         Common Stock Repurchase Plan

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

Concurrent with the approval of the new repurchase plan, the Board terminated the 2001 repurchase plan and canceled the remaining 63,377 shares yet to be purchased under the earlier plan.

During the three months ended March 31, 2004, 9,900 shares were repurchased at a total cost of $254,000, and an average per share price of $25.70.

9.         Stock Based Compensation

At March 31, 2004, the company has a stock-based employee compensation plan, which is described more fully in Note 10 of the Company’s Annual Report on Form 10K for the year ended December 31, 2003.  The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123”.

	Period Ended March 31,
(In thousands except earnings per share)	2004	2003
Net income, as reported	$1,697	$1,753
Deduct: Total stock-based employee Compensation expense determined under fair Value based method for all awards, net of Related tax effects	(12)	(3)
Pro forma net income	$1,685	$1,750
Earnings per share:
Basic – as reported	$0.31	$0.32
Basic – pro forma	$0.31	$0.32
Diluted – as reported	$0.31	$0.32
Diluted – pro forma	$0.30	$0.32

10.  Subsequent Event – Taft Merger

Effective April 23, 2004, the Company announced the completion of the merger with Taft National Bank  (“Taft”) headquartered in Taft, California. Pursuant to an Agreement and Plan of Reorganization dated December 11, 2003, Taft National Bank was acquired by the Company through a merger, and its two branches will operate as branches of United Security Bank.

The total consideration to be paid to Taft shareholders amounts to approximately 241,574 shares of the Company’s Common Stock valued at just over approximately $6 million. This transaction will be accounted for using the purchase accounting method, and will result in the purchase price being allocated to the assets acquired from Taft based on the fair value of those assets.

As of December 31, 2003, Taft had total assets of $50.4 million, comprising $5.7 million in cash and due from banks, $13.9 million in federal funds sold and investment securities, $26.5 million in net loans and leases, $1.4 in bank premises and equipment, and $2.9 million in other assets.  Total liabilities at December 31, 2003 amounted to $46.8 million, including $45.8 million in deposits.

11.  USB Investment Trust – REIT

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

As a result, the Company reversed $638,000 in related net state tax benefits recorded in the first three quarters of 2003 and took no such benefit in the 4th quarter of 2003 or the first quarter of 2004. The quarterly effects of the reversals amounted to $272,000, $248.000, and $118,000 for the quarters ended September 30, 2003, June 30, 2003, and March 31, 2003, respectively. The Company has recorded no state liability for 2002. United Security Bancshares and its financial advisors believe that the Company’s position has merit and the Company will pursue its tax claims and defend its use of these entities and transactions. The Company cannot predict at this time what the ultimate outcome will be.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On June 28, 2001, United Security Bancshares Capital Trust I (the “Trust”) was formed as a Delaware business trust for the sole purpose of issuing Trust Preferred securities. The Company has determined that the Trust is a variable interest entity (VIE) under the guidelines if FASB Interpretation No. 46 as defined and accordingly, the implementation of the Interpretation required the deconsolidation of the Trust. The Company adopted the Interpretation in the first quarter of 2004, and as a result, deconsolidated the USB Trust effective March 31, 2004.

Effective April 23, 2004, the Company announced the completion of a merger with Taft National Bank headquartered in Taft, California. Taft National Bank (“Taft”) will be merged into United Security Bank and Taft’s two branches will operate as branches of United Security Bank. The total consideration to be paid to Taft shareholders amounts to approximately 241,574 shares of the Company’s Common Stock valued at just over approximately $6 million. This transaction will be accounted for using the purchase accounting method, and will result in the purchase price being allocated to the assets acquired from Taft based on the fair value of those assets.

The Company currently has seven banking branches, which provide financial services in Fresno and Madera counties. In April 2004, the Company opened an eighth branch in downtown Fresno, California located at 855 M Street. The total cost of the branch is approximately $1.3 million.

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

The following table summarizes the quarterly and year-to-date averages of the components of interest-bearing assets as a percentage of total interest bearing assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	QTD Average 3/31/04	YTD Average 12/31/03
Loans	75.14%	75.39%
Investment securities	18.00%	19.88%
Interest-bearing deposits in other banks	1.58%	1.81%
Federal funds sold	5.29%	2.92%
Total earning assets	100.00%	100.00%

NOW accounts	9.45%	8.25%
Money market accounts	22.97%	20.08%
Savings accounts	6.70%	6.34%
Time deposits	56.47%	57.79%
Other borrowings	0.08%	3.53%
Trust Preferred Securities	4.33%	4.01%
Total interest-bearing liabilities	100.00%	100.00%

The Company continues to review its business plan to better position itself for strategic growth in the future, while reducing potential risk levels. This is in response to the relative size and complexity of the Company, as well as economic and other market factors that may affect future operations and anticipated growth.

After experiencing significant growth during 2001 and 2002, the Company reduced overall asset growth in 2003 while focusing efforts on strengthening the balance sheet to improve asset quality and enhance liquidity. During 2003, loan growth was curtailed in out-of-market-area participations, and certain liabilities including FHLB borrowings totaling $35 million, were paid off. As a result, loans declined during 2003 by approximately $3.3 million and excess funds obtained from deposit growth were used to pay down borrowings or were invested in short-term overnight investments to enhance liquidity. The Company has maintained a conservative balance sheet during the first quarter of 2004, with reasonable loan growth and less dependence on borrowings. On average, NOW, money market accounts, and savings accounts comprise a greater percentage of total interest-bearing liabilities for the quarter ended March 31, 2004 as compared to the averages for the year ended December 31, 2003.

The Company continues to concentrate its resources on asset improvement and developing a business culture that will enable the Company to expand in its market area and remain competitive. While loans increased during the three months ended March 31, 2004, nonperforming assets actually declined during that same period. The Company will continue to emphasize its core lending strengths of commercial real estate and construction lending, as well as small business financing. During the first quarter of 2004 real estate mortgage and construction loans increased by more than $14.0 million and loans in total increased almost $15 million from the balance reported at December 31, 2003.

Although deposit growth was minimal during the first quarter of 2004 and increased $3.3 million from the balances reported at December 31, 2003, the Company continues to benefit from the decline in the overall cost of interest-bearing liabilities. The cost of total interest-bearing liabilities was 1.64% for the three months ended March 31, 2004 as compared to 2.28% for the three months ended March 31, 2003. Growth in time deposits has fluctuated over the past several years, as the Company has been able to control the level of these deposits to some degree with pricing strategies. The Company will continue to use pricing strategies to control the overall level of time deposits as part of its growth and liquidity planning process.

The Company will continue to evaluate its business plan as economic and market factors change in its market area. Growth and increased market share will be of primary importance during 2004. During April of 2004, the Company opened a new branch in Downtown Fresno, and completed a merger with Taft National Bank in Kern County, California.

Results of Operations

For the three months ended March 31, 2004, the Company reported net income of $1.7 million or $0.31 per share ($0.31 diluted) as compared to $1.8 million or $0.32 per share ($0.32 diluted) for the three months ended March 31, 2003. The Company’s return on average assets was 1.36% for the three-month-period ended March 31, 2004 as compared to 1.37% for the three-month-period ended March 31, 2003. The Bank’s return on average equity was 14.81% for the three months ended March 31, 2004 as compared to 16.91% for the same three-month period of 2003.

Net Interest Income

Net interest income before provision for credit losses totaled $5.1 million for the three months ended March 31, 2004, representing an increase of $503,000 or 10.9% when compared to the $4.6 million reported for the same three months of the previous year. The increase in net interest income between 2003 and 2004 is primarily the result of a significant decline in the Company’s cost of interest-bearing liabilities.

The Bank’s net interest margin, as shown in Table 1, increased to 4.48% at March 31, 2004 from 3.91% at March 31, 2003, an increase of 57 basis points (100 basis points = 1%) between the two periods. Market rates of interest decreased between the three-month periods ended March 31, 2003 and 2004. The prime rate averaged 4.00% for the three months ended March 31, 2004 as compared to 4.25% for the comparative three months of 2003. This, combined with the runoff of higher cost liabilities between the two periods, resulted in the significant decline in the cost of interest-bearing liabilities.

Table 1. – Distribution of Average Assets, Liabilities and Shareholders’ Equity:

Interest rates and Interest Differentials

Periods Ended March 31, 2004 and 2003

	2004			2003
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans (1)	$344,720	$5,649	6.59%	$352,988	$5,795	6.66%
Investment Securities – taxable	79,958	753	3.79%	96,733	811	3.40%
Investment Securities – nontaxable (2)	2,613	32	4.93%	2,795	34	4.93%
Interest on deposits in other banks	7,236	72	4.00%	10,242	100	3.95%
Federal funds sold and reverse repos	24,251	60	1.00%	14,999	45	1.22%
Total interest-earning assets	458,778	$6,566	5.76%	477,757	$6,785	5.76%
Allowance for possible loan losses	(6,014)			(5,674)
Noninterest-bearing assets:
Cash and due from banks	18,414			17,265
Premises and equipment, net	4,885			2,589
Accrued interest receivable	2,045			2,468
Other real estate owned	2,718			7,349
Other assets	19,825			17,036
Total average assets	$500,651			$518,790
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$33,739	$34	0.41%	$29,591	$40	0.55%
Money market accounts	82,000	281	1.38%	69,426	274	1.60%
Savings accounts	23,911	28	0.47%	21,723	32	0.60%
Time deposits	201,646	918	1.83%	217,961	1,283	2.39%
Other borrowings	302	4	5.33%	34,290	349	4.13%
Trust Preferred securities	15,464	191	4.97%	15,000	200	5.41%
Total interest-bearing liabilities	357,062	$1,456	1.64%	387,991	$2,178	2.28%
Noninterest-bearing liabilities:
Noninterest-bearing checking	92,610			85,842
Accrued interest payable	647			821
Other liabilities	4,228			2,090
Total Liabilities	454,547			476,744

Total shareholders’ equity	46,104			42,046
Total average liabilites and Shareholders’ equity	$500,651			$518,790
Interest income as a percentage of average earning assets			5.76%			5.76%
Interest expense as a percentage of average earning assets			1.28%			1.85%
Net interest margin			4.48%			3.91%

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $555,000 and $383,000 for the three months ended March 31, 2004 and 2003, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the three months ended March 31, 2004 compared to March 31, 2003
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$(146)	$(45)	$(101)
Investment securities	(60)	90	(150)
Interest-bearing deposits in other banks	(28)	2	(30)
Federal funds sold and securities purchased under agreements to resell	15	(9)	24
Total interest income	(219)	38	(257)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	1	(49)	50
Savings accounts	(4)	(7)	3
Time deposits	(365)	(276)	(89)
Other borrowings	(345)	79	(424)
Trust Preferred securities	(9)	(15)	6
Total interest expense	(722)	(268)	(454)
Increase in net interest income	$503	$306	$197

For the three months ended March 31, 2004, total interest income decreased approximately $219,000 or 3.2% as compared to the three months ended March 31, 2003. Earning asset volumes declined in all categories except federal funds sold.

For the three months ended March 31, 2004, total interest expense decreased approximately $722,000 or 33.1% as compared to the three-month period ended March 31, 2003. Between those two periods, average interest-bearing liabilities decreased by $30.9 million, and the average rate paid on those liabilities declined by 63 basis points.

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management’s periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the three months ending March 31, 2004 the provision to the allowance for credit losses amounted to $243,000 as compared to $245,000 for the three months ended March 31, 2003. The amount provided to the allowance for credit losses during the first three months brought the allowance to 1.55% of net outstanding loan balances at March 31, 2004, as compared to 1.76% of net outstanding loan balances at December 31, 2003, and 1.41% at March 31, 2003.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003:

(In thousands)	2004	2003	Amount of Change	Percent Change
Customer service fees	$979	$916	$63	6.88%
Gain on sale of securities	37	0	37	—
Gain on sale of loans	0	21	(21)	-100.00%
Gain on sale of OREO	12	37	(25)	-67.57%
Shared appreciation income	0	11	(11)	-100.00%
Other	76	123	(47)	-38.21%
Total noninterest income	$1,104	$1,108	$(4)	-0.36%

Noninterest income for the three months ended March 30, 2003 decreased only $4,000 when compared to the same period last year. Customer service fees increased $63,000 between the two three-month periods presented, which is attributable to modest increases in overdraft fee income. Other income declined primarily as the result of declines of approximately $56,000 in dividends from the Company’s equity investment in a title company.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003:

Table 4. Changes in Noninterest Expense

(In thousands)	2004	2003	Amount of Change	Percent Change
Salaries and employee benefits	$1,527	$1,361	$166	12.24%
Occupancy expense	389	398	(9)	-2.25%
Data processing	132	135	(3)	-2.34%
Professional fees	296	209	87	41.74%
Merger expense	36	0	36	—
Directors fees	44	46	(2)	-4.34%
Amortization of intangibles	88	90	(2)	-2.50%
Correspondent bank service charges	68	71	(3)	-3.89%
Other	617	537	80	14.67%
Total expense	$3,197	$2,847	$350	12.26%

 Increases in salaries and employee benefits were the result of additional staff to support the Company’s strategic long-term growth objectives, as well as normal wage and benefit increases combined with increased medical insurance costs incurred during the year. Increases in professional fees included increased audit fees, and legal fees on workouts of impaired loans. Merger expenses incurred during the first quarter of 2004 were the result of the acquisition of Taft National Bank completed during the last part of April 2004.

Income Taxes

Income tax expense for the three months ended March 31, 2004 totaled $1.1 million, compared with $860,000 for the same period in 2003. The effective tax rate (income tax expense as a percentage of pre-tax income) for the three months ended March 31, 2004 was 38.8%, compared to 33.2% for the same period in 2003. The increase in the effective tax rates is principally attributable to the potential elimination of state tax benefits associated with USB Investment Trust, Inc., a real estate investment trust (“REIT”) subsidiary of the Company. In December of 2003 the California Franchise Tax Board announced that it will not recognize certain state tax benefits claimed by REIT taxpayers using tax strategies similar to that being used by the Company. As a result, the Company reversed in the fourth quarter of 2003 all state tax benefits associated with the REIT, which had been recorded in the first three quarters of 2003. The Company believes that it is adequately reserved for tax benefits recognized during 2002 and expects to defend its use of the structure.

Financial Condition

Total assets increased to $510.8 million at March 31, 2004, from the balance of $506.6 million at December 31, 2003, and decreased from the balance of $515.7 million at March 31, 2003. Total deposits of $443.7 million at March 31, 2004 increased $3.3 million or 0.7% from the balance reported at December 31, 2003, and decreased $1.3 million or 0.3% from the balance of $445.0 million reported at March 31, 2003. Between December 31, 2003 and March 31, 2004, loan growth totaled  $15.0 million while securities and other short-term investments decreased $6.4 million.

Earning assets averaged approximately $458.8 million during the three months ended March 31, 2004, as compared to $477.8 million for the same three-month period of 2003. Average interest-bearing liabilities decreased to $357.1 million for the three months ended March 31, 2004, as compared to $388.0 million for the comparative three-month period of 2003.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $360.6 million at March 31, 2004, an increase of $15.0 million or 4.3% when compared to the balance of $345.7 million at December 31, 2003, and an increase of $8.5 million or 2.4% when compared to the balance of $352.2 million reported at March 31, 2003.  Loans on average declined 2.3% between the three-month periods ended March 31, 2003 and March 31, 2004, with loans averaging $344.7 million for the three months ended March 31, 2004, as compared to $353.0 million for the same three-month period of 2003.

During the first three months of 2004, increases were experienced in all categories except commercial and industrial loans, with the largest increases in real estate construction and real estate mortgage loans. The following table sets forth the amounts of loans outstanding by category at March 31, 2004 and December 31, 2003, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	March 31, 2004		December 31, 2003
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% of Change
Commercial and industrial	$115,146	31.9%	$116,991	33.8%	$(1,845)	-1.58%
Real estate – mortgage	102,410	28.4%	96,381	28.0%	6,029	6.26%
Real estate – construction	105,906	29.4%	97,930	28.3%	7,976	8.15%
Agricultural	16,956	4.7%	15,162	4.4%	1,794	11.83%
Installment/other	7,575	2.1%	6,617	1.9%	958	14.48%
Lease financing	12,644	3.5%	12,581	3.6%	63	0.50%
Total Loans	$360,637	100.0%	$345,662	100.0%	$14,975	4.33%

The overall average yield on the loan portfolio was 6.59% for the three months ended March 31, 2004 as compared to 6.66% for the three months ended March 31, 2003, and decreased between the two periods as the result of a 25 basis point decline in market rates of interest between the two periods. At March 31, 2004, 66.6% of the Company’s loan portfolio consisted of floating rate instruments, as compared to 66.5% of the portfolio at December 31, 2003, with the majority of those tied to the prime rate.

Deposits

Total deposits increased during the period to a balance of $443.7 million at March 31, 2004 representing an increase of $3.3 million or 0.8% from the balance of $440.4 million reported at December 31, 2003, and a decrease of $1.3 million or 0.3% from the balance reported at March 31, 2003. During the first three months of 2004, increases were experienced mainly in time deposits, while noninterest bearing deposit accounts, as well as NOW and money market accounts declined between the two periods.

The following table sets forth the amounts of deposits outstanding by category at March 31, 2004 and December 31, 2003, and the net change between the two periods presented.

Table 6. Deposits

(In thousands)	March 31, 2004	December 31, 2003	Net Change	Percentage Change
Noninterest bearing deposits	$91,163	$94,597	$(3,434)	-3.63%
Interest bearing deposits:
NOW and money market accounts	116,594	120,375	(3,781)	-3.14%
Savings accounts	24,529	23,691	838	3.54%
Time deposits:
Under $100,000	76,666	75,640	1,026	1.36%
$100,000 and over	134,759	126,141	8,618	6.83%
Total interest bearing deposits	352,548	345,847	6,701	1.94%
Total deposits	$443,711	$440,444	$3,267	0.74%

The Company’s deposit base consists of two major components represented by noninterest-bearing  (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $6.7 million or 1.9% between December 31, 2003 and March 31, 2004, and noninterest-bearing deposits decreased $3.4 million or 3.6% between the same two periods presented. Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company’s principal sources of funding and liquidity. These core deposits amounted to 68.4% and 70.1% of the total deposit portfolio at March 31, 2004 and December 31, 2003, respectively.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $9.4 million or 2.2% in total deposits between the three-month periods ended March 31, 2003 and March 31, 2004. Between these two periods, average interest-bearing deposits increased $2.6 million or 0.8%, while total noninterest-bearing checking increased $6.8 million or 7.9% on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized and uncollateralized lines of credit aggregating $135.9 million, as well as FHLB lines of credit totaling $27.4 million at March 31, 2004. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At March 31, 2004, the Company had no advances on the available lines of credit. The Company had collateralized and uncollateralized lines of credit aggregating $130.6 million, as well as FHLB lines of credit totaling $31.8 million at December 31, 2003.

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

• and the unallocated allowance

In addition, the allowance analysis also incorporates the results of measuring impaired loans as provided in:

• Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and

• SFAS 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.”

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss”. Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss.

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. During the first three months of 2004, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

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

Impaired loans are calculated under SFAS No. 114, and are measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. The amount of impaired loans is not directly comparable to the amount of nonperforming loans disclosed later in this section. The primary differences between impaired loans and nonperforming loans are: i) all loan categories are considered in determining nonperforming loans while impaired loan recognition is limited to commercial and industrial loans, commercial and residential real estate loans, construction loans, and agricultural loans, and ii) impaired loan recognition considers not only loans 90 days or more past due, restructured loans and nonaccrual loans but also may include problem loans other than delinquent loans.

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

At March 31, 2004 and 2003, the Company’s recorded investment in loans for which impairment has been recognized totaled $17.3 million and $15.3 million, respectively. Included in total impaired loans at March 31, 2004, are $6.5 million of impaired loans for which the related specific allowance is $1,928,000, as well as $10.7 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at March 31, 2003 included $7.9 million of impaired loans for which the related specific allowance is $566,000, as well as $7.4 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $18.0 million during the first three months of 2004 and $16.5 million during the first three months of 2003. In most cases, the Bank uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the three months ended March 31, 2004 and year ended December 31, 2003, the Company recognized no income on such loans.  For the three months ended March 31, 2003, the Company recognized $1,000 on such loans.

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

The following table provides a summary of the Company’s allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity (unaudited)

(In thousands)	March 31, 2004	March 31, 2003
Total loans outstanding at end of period before
Deducting allowances for credit losses	$359,849	$351,470
Average net loans outstanding during period	344,720	352,988

Balance of allowance at beginning of period	6,081	5,556
Loans charged off:
Real estate	0	0
Commercial and industrial	(7)	(835)
Lease financing	(400)	0
Installment and other	(8)	(4)
Total loans charged off	(415)	(839)
Recoveries of loans previously charged off:
Real estate	0	0
Commercial and industrial	20	3
Lease financing	3	3
Installment and other	1	0
Total loan recoveries	24	6
Net loans charged off	(391)	(833)

Provision charged to operating expense	243	245
Reclassification of off-balance sheet reserve	(353)	0
Balance of allowance for credit losses
At end of period	$5,580	$4,968

Net loan charge-offs to total average loans (annualized)	0.46%	0.96%
Net loan charge-offs to loans at end of period (annualized)	0.44%	0.96%
Allowance for credit losses to total loans at end of period	1.55%	1.41%
Net loan charge-offs to allowance for credit losses (annualized)	28.18%	68.00%
Net loan charge-offs to provision for credit losses (annualized)	160.91%	340.00%

At March 31, 2004, $353,000 in formula allowance is allocated to unfunded loan commitments and is therefore carried separately in other liabilities. Management believes that the 1.55% credit loss allowance at March 31, 2004 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company’s service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets

(In thousands)	March 31, 2004	December 31, 2003
Nonaccrual Loans	$17,596	$18,656
Restructured Loans	7	9
Total nonperforming loans	17,603	18,665
Other real estate owned	2,718	2,718
Total nonperforming assets	$20,321	$21,383

Loans past due 90 days or more, still accruing	$4,319	$0
Nonperforming loans to total gross loans	4.88%	5.40%
Nonperforming assets to total gross loans	5.63%	6.19%

Five lending relationships make up nearly $16.2 million of the $17.6 million in nonperforming loans reported at March, 31, 2004. All five relationships are considered impaired under FAS 114. In addition, $10.3 million or 58.8% of total nonperforming loans are secured by real estate.

The Company has a purchased portfolio of lease financing loans totaling $5.5 million that has been nonperforming since June of 2002. This lease portfolio is an impaired credit on non-accrual status and has a specific allowance of $1.9 million allocated to it at both March 31, 2004 and December 31, 2003.  The specific allowance was determined based on an estimate of expected future cash flows.  The guarantor of those leases has entered court proceedings to discharge their guarantee based on the fact that many of the underlying leases were fraudulent.  The Company, based upon advice from their counsel, does not believe it is probable the guarantors’ fraud defense will prevail and intends to vigorously pursue the guarantee.  The Company believes the specific allowance as determined under SFAS No. 114 is adequate to cover probable losses for this lease portfolio.

During a regulatory examination during the fourth quarter of 2004, the lease portfolio in question was classified as doubtful by the Bank’s regulators based upon state regulatory guidelines.  California state statute No. 1951 requires that a credit where interest is past due and unpaid for more than one year, is not well secured and not in the process of collection be charged off.  The regulators requested that the Bank charge-off the principle balance in the first or second quarter of 2004 for regulatory purposes if the judge has not made a ruling on the case by March 31, 2004 or, if a ruling had been made but no principle payments have been received by June 30, 2004 because of the appeals process.  The Company believes that under generally accepted accounting principles, a total loss of principal is not probable and the specific allowance of $1.9 million calculated for the impaired lease portfolio under SFAS No. 114 is adequate.  At this time it is uncertain how much the Company will collect, however management believes the Company will collect part, if not all, of the amounts due.

The court has not made a ruling on the lease case at this time. As a result, effective March 31, 2004, the Company charged off the entire $5.5 million principal balance for regulatory purposes. As a result of the regulatory charge-off, the Company has a difference between its regulatory accounting practice (RAP) books and its generally accepted accounting practice (GAAP) books. The financial entries made for regulatory purposes resulted in a $5.5 million reduction in loan balances with a corresponding reduction in the reserve for credit losses. Additional provisions for credit losses of $3.5 million were also required for regulatory accounting purposes, which resulted in a reduction of $2.1 million in regulatory net income (net tax benefit of $1.3 million) for the quarter ended March 31, 2004 as compared to the financial statement presented under GAAP in this Form 10-Q.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at March 31, 2004 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 66.6% of the Company’s loan portfolio at March 31, 2004.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company’s liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company’s highest yielding asset. At March 31, 2004, the Bank had 69.3% of total assets in the loan portfolio and a loan to deposit ratio of 81.1%. Liquid assets at March 31, 2004 include cash and cash equivalents totaling $41.2 million as compared to $48.6 million at December 31, 2003. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $163.3 million at March 31, 2004.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During the three months ended March 31, 2004, dividends paid by the Bank to the parent company totaled $1.1 million dollars.

Regulatory Matters

Capital Adequacy

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

The following table sets forth the Company’s and the Bank’s actual capital positions at March 31, 2004 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company Actual Capital Ratios	Bank Actual Capital Ratios	Minimum Capital Ratios
Total risk-based capital ratio	13.26%	12.92%	10.00%
Tier 1 capital to risk-weighted assets	12.23%	12.04%	6.00%
Leverage ratio	11.14%	10.94%	5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at March 31, 2004. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first three months of 2004, the Company has received $1.1 million in cash dividends from the Bank, from which the Company paid $801,000 in dividends to shareholders.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At March 31, 2004 the Bank’s qualifying balance with the Federal Reserve was approximately $7.6 million, consisting of vault cash and balances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of March 31, 2004 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge has a remaining notional value of $22.4 million and a duration of approximately 3.2 years. As of March 31, 2004, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately five years. As of March 31, 2004, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $304,000 (net of tax benefit of $88,000). During the three months ended March 31, 2004, $51,000 was reclassified from other accumulated comprehensive income into earnings.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at March 31, 2004, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company’s market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at March 31, 2004 and December 31, 2003 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	March 31, 2004			December 31, 2003
Change in Rates	Estimated MV of Equity	Change in MV of Equity $	Change in MV of Equity $	Estimated MV Of Equity	Change in MV of Equity $	Change in MV Of Equity %
+ 200 BP	$46,359	$(1,093)	-2.30%	$45,919	$(2,301)	-4.77%
+ 100 BP	47,381	(70)	-0.15%	47,563	(657)	-1.36%
0 BP	47,451	0	0.00%	48,220	0	0.00%
- 100 BP	46,692	(759)	-1.60%	48,430	210	0.43%
- 200 BP	50,356	2,905	6.12%	52,694	4,474	9.28%

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

(b)   Changes in Internal Controls: In the quarter ended March 31, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 1. Not applicable

Item 2. Changes in Securities and Use of Proceeds

Purchases of Equity Securities by Affiliates and Associated Purchasers

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
02/01/2004 to 02/29/2004	3,300	$25.78	3,300	274,400
03/01/2004 to 03/31/2004	6,600	$25.65	6,600	267,800

Total purchased 2004	9,900	$25.70	9,900

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

Concurrent with the approval of the new repurchase plan, the Board terminated the 2001 repurchase plan and canceled the remaining 63,377 shares yet to be purchased under the earlier plan. Of the 3,300 shares repurchased during February 2004, 2,100 were purchased under the 2001 plan prior to its termination, and 1,200 were purchased under the 2004 plan.

Item 3. Not applicable

Item 4. Not applicable

Item 5. Not applicable

Item 6. Exhibits and Reports on Form 8-K:

(a)          Exhibits:

31.1  Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

31.2  Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

32.1  Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

32.2  Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

(b) Reports on Form 8-K:

During the quarter ended March 31, 2004, the Company filed the following current reports on Form 8-K:

1)              On January 15, 2004 (containing a press release reporting the financial results for the period ended December 31, 2004).

2)              On February 25, 2004 (containing a press release reporting the approval of a common stock repurchase plan by the Company’s Board of Directors).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Security Bancshares

Date:	May 14, 2004	/S/ Dennis R. Woods
Dennis R. Woods
Chairman of the Board and President

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and Chief Financial Officer