Form 10-Q
period 2004-06-30
UNITED SECURITY BANCSHARES
filed 2004-08-13
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

Yes ☒  No ☐

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter - June 30, 2004:   $88,898,832

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value

(Title of Class)

Shares outstanding as of July 31, 2004:   5,701,355

United Security Bancshares and Subsidiaries

Consolidated Balance Sheets

June 30, 2004 (unaudited) and December 31, 2003

(in thousands except shares)	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$24,170	$22,480
Federal funds sold and securities purchased under agreements to resell	22,455	26,110
Cash and cash equivalents	46,625	48,590
Interest-bearing deposits in other banks	8,113	7,212
Investment securities available for sale	94,889	83,735
Loans and leases	384,245	345,662
Unearned fees	(1,245)	(865)
Allowance for credit losses	(6,951)	(6,081)
Net loans	376,049	338,716
Accrued interest receivable	2,086	2,110
Premises and equipment - net	7,286	4,567
Other real estate owned	2,503	2,718
Intangible assets	4,354	1,947
Cash surrender value of life insurance	3,365	2,621
Investment in limited partnership	4,494	4,689
Deferred income taxes	4,393	3,135
Other assets	8,008	6,548
Total assets	$562,165	$506,588

Liabilities & Shareholders’ Equity Liabilities
Deposits
Noninterest bearing	$115,074	$94,597
Interest bearing	375,371	345,847
Total deposits	490,445	440,444
Other borrowings	194	345
Accrued interest payable	991	800
Accounts payable and other liabilities	4,713	4,963
Trust Preferred securities	0	15,000
Junior subordinated debentures	15,464	0
Total liabilities	511,807	461,552
Commitments and Contingent Liabilities Shareholders’ Equity
Common stock, no par value 10,000,000 shares authorized, 5,701,355 and 5,512,538 issued and outstanding, in 2004 and 2003, respectively	22,835	18,227
Retained earnings	29,064	27,093
Unearned ESOP shares	(162)	(313)
Accumulated other comprehensive (loss) income	(1,379)	29
Total shareholders’ equity	50,358	45,036
Total liabilities and shareholders’ equity	$562,165	$506,588

See notes to financial statements

United Security Bancshares and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

Periods Ended June 30, 2004 and 2003 (unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands except shares and EPS)	2004	2003	2004	2003
Interest Income:
Loans, including fees	$6,540	$5,493	$12,189	$11,288
Investment securities – AFS – taxable	864	740	1,617	1,551
Investment securities – AFS – nontaxable	32	33	64	67
Federal funds sold and securities purchased under agreements to resell	62	32	122	77
Interest on deposits in other banks	76	93	148	193
Total interest income	7,574	6,391	14,140	13,176
Interest Expense:
Interest on deposits	1,360	1,566	2,620	3,195
Interest on other borrowings	194	307	389	856
Total interest expense	1,554	1,873	3,009	4,051
Net Interest Income Before Provision for Credit Losses	6,020	4,518	11,131	9,125
Provision for Credit Losses	397	256	640	501
Net Interest Income	5,623	4,262	10,491	8,624
Noninterest Income:
Customer service fees	1,135	950	2,114	1,865
Gain (loss) on sale of securities	7	(24)	44	(24)
Gain on sale of loans	0	3	0	24
Gain on sale of other real estate owned	8	17	19	54
Shared appreciation income	0	396	0	406
Other	60	149	136	274
Total noninterest income	1,210	1,491	2,313	2,599
Noninterest Expense:
Salaries and employee benefits	1,634	1,207	3,161	2,568
Occupancy expense	551	374	940	772
Data processing	162	128	294	263
Professional fees	152	266	448	475
Director fees	47	46	91	92
Amortization of intangibles	117	88	205	178
Correspondent bank service charges	86	73	154	144
Write-down on OREO	35	0	35	0
Loss on California tax credit partnership	99	54	196	109
Other	657	400	1,213	884
Total noninterest expense	3,540	2,636	6,737	5,485
Income Before Taxes on Income	3,293	3,117	6,067	5,738
Provision for Taxes on Income	1,221	924	2,297	1,792
Net Income	$2,072	$2,193	$3,770	$3,946
Other comprehensive income, net of tax:
Unrealized (loss) gain on available for sale securities and interest rate swap – net income tax (benefit) of $(1,253), $4, $(871) and $(144)	(1,791)	5	(1,408)	(215)
Comprehensive Income	$281	$2,198	$2,362	$3,731
Net Income per common share
Basic	$0.37	$0.40	$0.68	$0.73
Diluted	$0.37	$0.40	$0.67	$0.72
Shares on which net income per common shares were based
Basic	5,576,553	5,432,001	5,576,553	5,432,001
Diluted	5,616,520	5,494,441	5,616,520	5,494,441

See notes to financial statements

United Security Bancshares and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Periods Ended June 30, 2004

(In thousands except shares)	Common stock	Common stock	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
Balance January 1, 2003	5,406,666	$17,552	$22,576	$(609)	$1,041	$40,560

Director/Employee stock options exercised	63,800	614				614
Net changes in unrealized gain on available for sale securities (net of income tax benefit of $119)					(178)	(178)
Net changes in unrealized loss on interest rate swaps (net of income tax benefit of $25)					(37)	(37)
Dividends on common stock ($0.29 per share)			(1,585)			(1,585)
Repurchase and cancellation of common shares	(23,961)	(443)				(443)
Release of unearned ESOP shares	8,640			168		168
Net Income			3,946			3,946
Balance June 30, 2003 (unaudited)	5,455,145	17,723	24,937	(441)	826	43,045

Director/Employee stock options exercised	60,000	680				680
Tax benefit of stock options exercised		63				63
Net changes in unrealized gain on available for sale securities (net of income tax benefit of $273)					(409)	(409)
Net changes in unrealized loss on interest rate swaps (net of income tax benefit of $176)					(388)	(388)
Dividends on common stock ($0.29 per share)			(1,604)			(1,604)
Repurchase and cancellation of common shares	(11,000)	(248)				(248)
Release of unearned ESOP shares	8,393	9		128		137
Net Income			3,760			3,760
Balance December 31, 2003	5,512,538	18,227	27,093	(313)	29	45,036

Director/Employee stock options exercised	4,000	69				69
Tax benefit of stock options exercised		9				9
Net changes in unrealized gain on available for sale securities (net of income tax benefit of $761)					(1,141)	(1,141)
Net changes in unrealized loss on interest rate swaps (net of income tax benefit of $110)					(267)	(267)
Dividends on common stock ($0.32 per share)			(1,799)			(1,799)
Issuance of shares for business combination	241,447	6,033				6,033
Repurchase and cancellation of common shares	(64,645)	(1,503)				(1,503)
Release of unearned ESOP shares	8,015			151		151
Net Income			3,770			3,770
Balance June 30, 2004 (unaudited)	5,701,355	$22,835	$29,064	$(162)	$(1,379)	$50,358

See notes to financial statements

United Security Bancshares and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2004 and 2003 (unaudited)

(In thousands)	2004	2003
Cash Flows From Operating Activities:
Net income	$3,770	$3,946
Adjustments to reconcile net earnings to cash provided by operating activities:
Provision for credit losses	640	501
Depreciation and amortization	588	498
Amortization of investment securities	24	173
Decrease in accrued interest receivable	252	401
Increase (decrease) in accrued interest payable	183	(278)
Increase (decrease) in unearned fees	473	(18)
Decrease in income taxes payable	(1,254)	(22)
Decrease in accounts payable and accrued liabilities	(271)	(519)
(Gain) loss on sale of securities	(44)	24
Write-down of other real estate owned	35	46
Gain on sale of other real estate owned	(19)	(54)
Gain on sale of loans	0	(24)
Gain on sale of fixed assets	(5)	0
Increase in surrender value of life insurance	(46)	(53)
Loss in limited partnership interest	196	109
Net decrease in other assets	134	30
Net cash provided by operating activities	4,656	4,760
Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with banks	291	717
Purchases of available-for-sale securities	(23,768)	(44,936)
Net redemption (purchase) of FHLB/FRB and other bank stock	(921)	1,026
Maturities and calls of available-for-sale securities	19,957	28,096
Proceeds from sales of available-for-sale securities	0	21,000
Net increase in loans	(14,755)	(4,663)
Cash and equivalents received in bank acquisitions	15,383	0
Investment in limited partnership	0	(2,343)
Cash proceeds from sales of loans	0	5,529
Cash proceeds from sales of leased assets	0	447
Proceeds from sales of other real estate owned	215	302
Capital expenditures for premises and equipment	(1,520)	(199)
Cash proceeds from sales of premises and equipment	16	0
Net cash (used in) provided by investing activities	(5,102)	4,976
Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	3,210	5,231
Net (decrease) increase in certificates of deposit	(1,458)	11,336
Net decrease in repurchase agreements	0	(26,400)
Director/Employee stock options exercised	69	614
Repurchase and retirement of common stock	(1,503)	(442)
Repayment of ESOP borrowings	(151)	(167)
Payment of dividends on common stock	(1,686)	(1,501)
Net cash provided by (used in) financing activities	(1,519)	(11,329)
Net decrease in cash and cash equivalents	(1,965)	(1,593)
Cash and cash equivalents at beginning of period	48,590	31,485
Cash and cash equivalents at end of period	$46,625	$29,892

See notes to financial statements

United Security Bancshares and Subsidiaries - Notes to Consolidated Financial Statements - (Unaudited)

1. Organization and Summary of Significant Accounting and Reporting Policies

The consolidated financial statements include the accounts of United Security Bancshares, Inc., and its wholly owned subsidiaries, United Security Bank and REIT subsidiary USB Investment Trust, Inc. (the “Bank”), as well as United Security Bancshares Capital Trust I (the “Trust”), (collectively the “Company”). Pursuant to FASB issued Interpretation No. 46, United Security Bancshares Capital Trust I was deconsolidated effective March 31, 2004. Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, Inc. (including the Bank).

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

2. Business Combination

Effective April 23, 2004, the Company acquired all of the outstanding common stock of Taft National Bank (“Taft”) headquartered in Taft California, in an acquisition accounted for under the purchase method of accounting. The results of operations for the acquisition are included in the consolidated financial statements since that date. Taft’s two branches in Taft and Bakersfield will operate as branches of United Security Bank. The acquisition of Taft was the result of the Company’s ongoing effort to expand operations in high growth regions of Central California.

The recorded purchase price of Taft’s net assets was approximately $6.3 million, which included the issuance of 241,447 shares of the Company’s Common Stock valued at just over approximately $6.0 million, and direct merger-related costs of approximately $211,000. For purposes of recording the purchase, the value of the 241,447 common shares issued was determined based on the $25.00 closing market price for the Company’s common stock on April 20, 2004. Fractional shares were paid in cash totaling approximately $3,000. The transaction resulted in core deposit intangibles of approximately $1.9 million and goodwill of approximately $750,000.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by the Company at the date of acquisition:

Assets:
Cash	$5,383
Federal funds sold	10,000
Interest-bearing deposits in other banks	1,192
Securities available for sale	9,227
Loans, net of allowance for loan loss	23,250
Premises and equipment	1,588
Core deposit intangibles	1,861
Goodwill	750
Accrued interest and other assets	1,703
Total Assets	54,954
Liabilities:
Deposits:
Noninterest-bearing	$20,992
Interest-bearing	27,257
Total deposits	48,249
Accrued interest payable and other liabilities	454
Total Liabilities	48,703
Net Assets	$6,251

The business combination with Taft National Bank resulted in goodwill of $750,000 and core deposit intangibles of $1.9 million. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will no longer be amortized. Instead, goodwill will be tested for impairment on an annual basis, and any identified impairment will be charged to earnings during that period. Under SFAS No. 142, amortization of identifiable intangible assets, including core deposit intangibles, will continue over their determinable useful lives. The core deposit intangible asset arising from the Taft acquisition will be amortized over a period of approximately 10 years.

3. Securities Available for Sale

Following is a comparison of the amortized cost and approximate fair value of securities available for sale for the periods ended June 30, 2004 and December 31, 2003:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
June 30, 2004:
U.S. Treasury securities	$399	$0	$(1)	$398
U.S. Government agencies	71,805	283	(1,386)	70,702
U.S. Government agency collateralized mortgage obligations	41	1	0	42
Obligations of state and political subdivisions	2,612	132	0	2,744
Other investment securities	21,179	110	(286)	21,003
	$96,036	$526	$(1,673)	$94,889
December 31, 2003:
U.S. Government agencies	$58,666	$613	$(354)	$58,925
U.S. Government agency collateralized mortgage obligations	54	0	0	54
Obligations of state and political subdivisions	2,613	201	0	2,814
Other investment securities	21,646	421	(125)	21,942
	$82,979	$1,235	$(479)	$83,735

Included in other investment securities is a short-term government securities mutual fund totaling $7.9 million at both June 30, 2004 and December 31, 2003, a commercial asset-backed trust totaling $5.1 million at June 30, 2004 and $5.6 million at December 31, 2003, and Trust Preferred securities pools totaling $8.0 million at June 30, 2004 and $8.4 million at December 31, 2003. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were realized losses on calls of available-for-sale securities totaling $31,000 and realized gains on calls of available-for-sale securities totaling $75,000 for the six-month period ended June 30, 2004. There were realized losses on calls of available-for-sale securities totaling $24,000 during the six months ended June 30, 2003.

Securities that have been temporarily impaired less than 12 months at June 30, 2004 are comprised of nineteen U.S. government agency securities, two other investment securities and one U.S. treasury security with a total weighted average life of 3.7 years. As of June 30, 2004, there were three U.S. government agency securities and one other investment security with a total weighted average life of 1.1 years that have been temporarily impaired for twelve months or more.

The following summarizes temporarily impaired investment securities at June 30, 2004:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
June 30, 2004:
Securities available for sale:
U.S. Treasury securities	$398	$(1)	$0	$0	$398	$(1)
U.S. Government agencies	42,682	(981)	11,593	(405)	54,275	(1,386)
U.S. Government agency collateralized mortgage Obligations	0	0	0	0	0	0
Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	14,302	(136)	7,850	(150)	22,152	(286)
Total impaired securities	$57,382	$(1,118)	$19,443	$(555)	$76,825	$(1,673)

As of June 30, 2004, management does not believe that the temporary impairment in the investment portfolio shown above is permanent.

At June 30, 2004 and December 31, 2003, available-for-sale securities with an amortized cost of approximately $64.5 million and $61.3 million (fair value of $63.9 million and $61.7 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

4. Loans and Leases

Loans include the following:

(In thousands)	June 30, 2004	% of Loans	December 31, 2003	% of Loans
Commercial and industrial	$137,538	35.8%	$116,991	33.8%
Real estate – mortgage	95,370	24.8%	96,381	28.0%
Real estate – construction	103,763	27.0%	97,930	28.3%
Agricultural	24,517	6.4%	15,162	4.4%
Installment/other	10,297	2.7%	6,617	1.9%
Lease financing	12,760	3.3%	12,581	3.6%
Total Loans	$384,245	100.0%	$345,662	100.0%

There were no loans over 90 days past due and still accruing interest at June 30, 2004 or December 31, 2003. Nonaccrual loans totaled $15.3 million and $18.7 million at June 30, 2004 and December 31, 2003, respectively.

An analysis of changes in the allowance for credit losses is as follows:

(In thousands)	June 30, 2004	December 31, 2003	June 30, 2003
Balance, beginning of year	$6,081	$5,556	$5,556
Provision charged to operations	640	1,713	501
Losses charged to allowance	(434)	(1,274)	(1,041)
Recoveries on loans previously charged off	70	86	44
Reclassification of off-balance sheet reserve	(392)	0	0
Reserve acquired in business combination	986	0	0
Balance at end-of-period	$6,951	$6,081	$5,060

The allowance for credit losses represents management’s estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. The formula allowance for unfunded loan commitments totaling $392,000 at June 30, 2004 has been reclassified to other liabilities. Significant changes in these estimates might be required in the event of a downturn in the economy and/or the real estate markets in the San Joaquin Valley, and the greater Oakhurst and East Madera County areas.

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the periods presented:

(in thousands)	June 30, 2004	December 31, 2003	June 30, 2003
Total impaired loans at period-end	$14,701	$18,685	$19,617
Impaired loans which have specific allowance	12,116	7,307	7,703
Total specific allowance on impaired loans	3,023	2,344	630
Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	2,585	11,378	11,914

(in thousands)	QTD - 6/30/04	YTD - 12/31/03	QTD - 6/30/03
Average recoded investment in impaired loans during period	$16,883	$18,097	$17,260
Income recognized on impaired loans during period	0	0	4

5. Supplemental Cash Flow Disclosures

	Six Months Ended June 30,
(In thousands)	2004	2003
Cash paid during the period for:
Interest	$2,826	$4,329
Income Taxes	3,542	1,547
Noncash investing activities:
Dividends declared not paid	$914	$795
Supplemental disclosures related to acquisitions:
Deposits	$48,249	—
Other liabilities	454	—
Interest-bearing deposits in other banks	(1,192)	—
Securities available for sale	(9,227)	—
Loans, net of allowance for loan loss	(23,250)	—
Premises and equipment	(1,588)	—
Intangibles	(2,611)	—
Accrued interest and other assets	(1,703)	—
Stock issued	6,251	—
Net cash and equivalents acquired	$15,383	—

6. Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Six Months Ended June 30,
(In thousands except earnings per share data)	2004	2003
Net income available to common shareholders	$3,770	$3,946

Weighted average shares issued	5,591	5,463
Less: unearned ESOP shares	(14)	(31)
Weighted average shares outstanding	5,577	5,432
Add: dilutive effect of stock options	40	62
Weighted average shares outstanding adjusted for potential dilution	5,617	5,494
Basic earnings per share	$0.68	$0.73
Diluted earnings per share	$0.67	$0.72

7. Derivative Financial Instruments and Hedging Activities

As part of its overall risk management, the Company pursues various asset and liability management strategies, which may include obtaining derivative financial instruments to mitigate the impact of interest fluctuations on the Company’s net interest margin. During the second quarter of 2003, the Company entered into an interest rate swap agreement for the purpose of minimizing interest rate fluctuations on its interest rate margin and equity.

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

The amortizing hedge has a remaining notional value of $21.6 million and duration of approximately 3.0 years. As of June 30, 2004, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately five years. As of June 30, 2004, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $692,000 (net of tax benefit of $311,000). During the six months ended June 30, 2004, $105,000 was reclassified from other accumulated comprehensive income into earnings, and is reflected in other noninterest income.

8. Common Stock Repurchase Plan

On August 30, 2001, the Company announced that its Board of Directors approved a plan to repurchase, as conditions warrant, up to 280,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. The duration of the program was open-ended and the timing of purchases was dependent on market conditions. A total of 215,423 shares had been repurchased under that plan as of December 31, 2003, at a total cost of $3.7 million, and an average per share price of $17.10.

On February 25, 2004, the Company announced another stock repurchase plan under which the Board of Directors approved a plan to repurchase, as conditions warrant, up to 276,500 shares of the Company’s common stock on the open market or in privately negotiated transactions. As with the first plan, the duration of the new program is open-ended and the timing of purchases will depend on market conditions. Concurrent with the approval of the new repurchase plan, the Board terminated the 2001 repurchase plan.

During the six months ended June 30, 2004, 64,645 shares were repurchased at a total cost of $1.5 million, and an average per share price of $23.25.

9. Stock Based Compensation

At June 30, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 10 of the Company’s Annual Report on Form 10K for the year ended December 31, 2003.  The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123”.

	Period Ended June 30,
(In thousands except earnings per share)	2004	2003
Net income, as reported	$3,770	$3,946
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(23)	(6)
Pro forma net income	$3,747	$3,940
Earnings per share:
Basic – as reported	$0.68	$0.73
Basic – pro forma	$0.67	$0.73
Diluted – as reported	$0.67	$0.72
Diluted – pro forma	$0.67	$0.72

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) competitive pressures in the banking industry and changes in the regulatory environment; ii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; iv) credit quality deterioration that could cause an increase in the provision for loan losses; v) Asset/Liability matching risks and liquidity risks; volatility and devaluation in the securities markets; and vi) expected cost savings from recent acquisitions are not realized. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

On June 28, 2001, United Security Bancshares Capital Trust I (the “Trust”) was formed as a Delaware business trust for the sole purpose of issuing Trust Preferred securities. The Company has determined that the Trust is a variable interest entity (VIE) under the guidelines of FASB Interpretation No. 46 and, accordingly, the implementation of the Interpretation required the deconsolidation of the Trust. The Company adopted the Interpretation in the first quarter of 2004, and as a result, deconsolidated the USB Trust effective March 31, 2004.

Effective April 23, 2004, the Company announced the completion of a merger with Taft National Bank headquartered in Taft, California. Taft National Bank (“Taft”) was merged into United Security Bank and Taft’s two branches will operate as branches of United Security Bank. The total consideration paid to Taft shareholders was 241,447 shares of the Company’s Common Stock valued at just over approximately $6 million. This transaction was accounted for using the purchase accounting method, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Taft based on the fair value of those assets and liabilities (see Note 2 to the Company’s Notes to Consolidated Financial Statements).

The Company currently has ten banking branches, which provide financial services in Fresno, Madera, and Kern counties.

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

The following table summarizes the quarterly and year-to-date averages of the components of interest-bearing assets as a percentage of total interest bearing assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	QTD Average 6/30/04	YTD Average 12/31/03
Loans	74.82%	75.39%
Investment securities	18.40%	19.88%
Interest-bearing deposits in other banks	1.60%	1.81%
Federal funds sold	5.18%	2.92%
Total earning assets	100.00%	100.00%

NOW accounts	10.39%	8.25%
Money market accounts	22.38%	20.08%
Savings accounts	7.20%	6.34%
Time deposits	55.85%	57.79%
Other borrowings	0.07%	3.53%
Subordinated debentures	4.11%	4.01%
Total interest-bearing liabilities	100.00%	100.00%

The Company continues to review its business plan to better position itself for strategic growth in the future, while reducing potential risk levels. This is in response to the relative size and complexity of the Company, as well as economic and other market factors that may affect future operations and anticipated growth.

The Company has maintained a conservative balance sheet during the first half of 2004, with reasonable internal loan growth and less dependence on borrowings. The Taft merger consummated in April of 2004 added nearly $55.0 million in total assets, $24.2 million in total loans, and $48.2 million in total deposits, yet did not significantly alter the percentage makeup of total interest-bearing assets and liabilities. On average, NOW, money market accounts, and savings accounts continue to comprise a greater percentage of total interest-bearing liabilities for the six months ended June 30, 2004 as compared to the averages for the year ended December 31, 2003.

The Company continues to concentrate its resources on asset improvement and developing a business culture that will enable the Company to expand in its market area and remain competitive. While loans increased during the six months ended June 30, 2004, nonperforming assets actually declined during that same period. The Company will continue to emphasize its core lending strengths of commercial and commercial real estate, construction lending, as well as small business financing. During the first half of 2004, commercial, real estate mortgage, and construction loans increased by more than $25.4 million, and loans in total increased $38.6 million from the balance reported at December 31, 2003. Approximately $24.3 million of the total loan growth experienced during 2004 is attributable to the merger with Taft National Bank during April 2004.

Deposit growth totaled more than $50.0 million during the first half of 2004 and is mainly attributable to deposits acquired through the Taft merger, which amounted to $45.2 million at June 30, 2004.  The Company continues to benefit from the decline in the overall cost of interest-bearing liabilities, as well as an improved mix of those interest-bearing liabilities. The cost of total interest-bearing liabilities was 1.63% for the six months ended June 30, 2004 as compared to 2.15% for the six months ended June 30, 2003. Growth in time deposits has fluctuated over the past several years, as the Company has been able to control the level of these deposits to some degree with pricing strategies. The Company will continue to use pricing strategies to control the overall level of time deposits as part of its growth and liquidity planning process.

The Company will continue to evaluate its business plan as economic and market factors change in its market area. Growth and increased market share will be of primary importance during 2004. During April of 2004, the Company opened a new branch in Downtown Fresno, and, as previously mentioned, completed a merger with Taft National Bank in Kern County, California. Market rates of interest will also be an important factor in the Company’s ongoing strategic planning process, as interest rates are expected to continue to rise into the foreseeable future.

Results of Operations

For the six months ended June 30, 2004, the Company reported net income of $3.8 million or $0.68 per share ($0.67 diluted) as compared to $3.9 million or $0.73 per share ($0.72 diluted) for the six months ended June 30, 2003. The Company’s return on average assets was 1.45% for the six-month-period ended June 30, 2004 as compared to 1.59% for the six-month-period ended June 30, 2003. The Bank’s return on average equity was 15.93% for the six months ended June 30, 2004 as compared to 19.33% for the same six-month period of 2003.

Net Interest Income

Net interest income before provision for credit losses totaled $11.1 million for the six months ended June 30, 2004, representing an increase of $2.0 million or 22.0% when compared to the $9.1 million reported for the same six months of the previous year. The increase in net interest income between 2003 and 2004 is primarily the result of a significant decline in the Company’s cost of interest-bearing liabilities, combined with increased yields on interest-earning assets.

The Bank’s net interest margin, as shown in Table 1, increased to 4.69% at June 30, 2004 from 3.89% at June 30, 2003, an increase of 80 basis points (100 basis points = 1%) between the two periods. Average market rates of interest decreased between the six-month periods ended June 30, 2003 and 2004. The prime rate averaged 4.00% for the six months ended June 30, 2004 as compared to 4.24% for the comparative six months of 2003. This, combined with the runoff of higher cost liabilities between the two periods, resulted in the significant decline in the cost of interest-bearing liabilities. Increases in loan income, and resultant yields, is largely the result of increased loan fees generated during the first six months of 2004 as compared to the six-month comparative period of 2003.

Table 1. – Distribution of Average Assets, Liabilities and Shareholders’ Equity:

Interest rates and Interest Differentials

Periods Ended June 30, 2004 and 2003

	2004			2003

(dollars in thousands)

Average Balance

Interest

Yield/ Rate

Average Balance

Interest

Yield/ Rate

Assets:
Interest-earning assets:
Loans (1)	$357,005	$12,189	6.87%	$351,763	$11,288	6.47%
Investment Securities – taxable	85,194	1,617	3.82%	95,337	1,551	3.28%
Investment Securities – nontaxable (2)	2,613	64	4.93%	2,764	67	4.89%
Interest on deposits in other banks	7,639	148	4.90%	10,005	193	3.88%
Federal funds sold and reverse repos	24,714	122	0.99%	12,791	77	1.21%
Total interest-earning assets	477,165	$14,140	5.96%	472,660	$13,176	5.62%
Allowance for possible loan losses	(6,419)			(5,393)
Noninterest-bearing assets:
Cash and due from banks	20,717			17,212
Premises and equipment, net	5,762			2,580
Accrued interest receivable	2,087			2,303
Other real estate owned	2,717			5,895
Other assets	21,861			17,270
Total average assets	$523,890			$512,527
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$38,513	$76	0.40%	$29,874	$81	0.55%
Money market accounts	82,942	566	1.37%	69,733	549	1.59%
Savings accounts	26,699	62	0.47%	22,510	65	0.58%
Time deposits	206,995	1, 916	1.86%	220,494	2,500	2.29%
Other borrowings	263	7	5.35%	21,932	458	4.21%
Junior subordinated debentures	15,232	382	5.04%	15,000	398	5.35%
Total interest-bearing liabilities	370,644	$3,009	1.63%	379,543	$4,051	2.15%
Noninterest-bearing liabilities:
Noninterest-bearing checking	101,208			87,421
Accrued interest payable	750			836
Other liabilities	3,687			2,262
Total Liabilities	476,289			470,062

Total shareholders’ equity	47,601			42,465
Total average liabilities and shareholders’ equity	$523,890			$512,527
Interest income as a percentage of average earning assets			5.96%			5.62%
Interest expense as a percentage of average earning assets			1.27%			1.73%
Net interest margin			4.69%			3.89%

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $1,498,000 and $733,000 for the six months ended June 30, 2004 and 2003, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the six months ended June 30, 2004 compared to June 30, 2003
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$901	$724	$177
Investment securities	63	242	(179)
Interest-bearing deposits in other banks	(45)	1	(46)
Federal funds sold and securities purchased under agreements to resell	45	(16)	61
Total interest income	964	951	13
Increase (decrease) in interest expense:
Interest-bearing demand accounts	12	(114)	126
Savings accounts	(3)	(14)	11
Time deposits	(584)	(439)	(145)
Other borrowings	(451)	98	(549)
Subordinated debentures	(16)	(22)	6
Total interest expense	(1,042)	(491)	(551)
Increase in net interest income	$2,006	$1,442	$564

For the six months ended June 30, 2004, total interest income increased approximately $964,000 or 7.3% as compared to the six months ended June 30, 2003. Earning asset volumes increased in loans and federal funds sold.

For the six months ended June 30, 2004, total interest expense decreased approximately $1.0 million or 25.7% as compared to the six-month period ended June 30, 2003. Between those two periods, average interest-bearing liabilities decreased by $8.9 million, and the average rate paid on those liabilities declined by 52 basis points.

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management’s periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ending June 30, 2004, the provision to the allowance for credit losses amounted to $640,000 as compared to $501,000 for the six months ended June 30, 2003. The amount provided to the allowance for credit losses during the first six months, as well as the allowance acquired in the Taft merger, brought the allowance to 1.81% of net outstanding loan balances at June 30, 2004, as compared to 1.76% of net outstanding loan balances at December 31, 2003, and 1.45% at June 30, 2003.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003:

(In thousands)	2004	2003	Amount of Change	Percent Change
Customer service fees	$2,114	$1,865	$249	13.35%
Gain (loss) on sale of securities	44	(24)	68	283.33%
Gain on sale of loans	0	24	(24)	-100.00%
Gain on sale of OREO	19	54	(35)	-64.81%
Shared appreciation income	0	406	(406)	-100.00%
Other	136	274	(138)	-50.36%
Total noninterest income	$2,313	$2,599	$(286)	-11.00%

Noninterest income for the six months ended June 30, 2003 decreased $286,000 when compared to the same period last year primarily as the result of shared appreciation income on commercial real estate realized during 2003, which was not again realized during 2004. Customer service fees increased $249,000 between the two six-month periods presented, which is attributable, in part, to modest increases in overdraft fee income. Other income declined primarily as the result of declines of approximately $94,000 in dividends from the Company’s equity investment in a title company.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003:

Table 4. Changes in Noninterest Expense

(In thousands)	2004	2003	Amount of Change	Change Percent
Salaries and employee benefits	$3,161	$2,568	$593	23.11%
Occupancy expense	940	772	168	21.76%
Data processing	294	263	31	11.79%
Professional fees	448	475	(27)	-5.55%
Directors fees	91	92	(1)	-1.42%
Amortization of intangibles	205	178	27	15.16%
Correspondent bank service charges	154	144	10	7.06%
Write-down of OREO	35	0	35	—
Loss on California tax credit partnership	196	109	87	79.82%
Other	1,213	884	329	37.22%
Total expense	$6,737	$5,485	$1,252	22.83%

Increases in salaries and employee benefits were the result of additional staff to support the Company’s strategic long-term growth objectives, as well as normal wage and benefit increases combined with increased medical insurance costs incurred during the year. Increases in professional fees included increased audit fees, and legal fees on workouts of impaired loans. Merger expenses incurred during 2004 were the result of the acquisition of Taft National Bank completed during the last part of April 2004. Increases in other noninterest expense were comprised of a number of items including increases in office supplies, telephone, courier and armored car service, FDIC deposit assessments, and California corporate tax credit partnership losses.

Income Taxes

Income tax expense for the six months ended June 30, 2004 totaled $2.3 million, compared with $1.8 million for the same period in 2003. The effective tax rate (income tax expense as a percentage of pre-tax income) for the six months ended June 30, 2004 was 37.9%, compared to 31.2% for the same period in 2003. The increase in the effective tax rates is principally attributable to the potential elimination of state tax benefits associated with USB Investment Trust, Inc., a real estate investment trust (“REIT”) subsidiary of the Bank. In December of 2003 the California Franchise Tax Board announced that it would not recognize certain state tax benefits claimed by REIT taxpayers using tax strategies similar to that being used by the Company. As a result, the Company reversed in the fourth quarter of 2003 all state tax benefits associated with the REIT, which had been recorded in the first three quarters of 2003. The Company believes that it is adequately reserved for tax benefits recognized during 2002 and expects to defend its use of the structure.

Financial Condition

Total assets increased to $562.2 million at June 30, 2004, from the balance of $506.6 million at December 31, 2003, and increased from the balance of $512.4 million at June 30, 2003. Total deposits of $490.4 million at June 30, 2004 increased $50.0 million or 11.4% from the balance reported at December 31, 2003, and increased $49.9 million or

11.3% from the balance of $440.6 million reported at June 30, 2003. Between December 31, 2003 and June 30, 2004, loan growth totaled $38.6 million while securities and other short-term investments increased $8.4 million.

Earning assets averaged approximately $477.2 million during the six months ended June 30, 2004, as compared to $472.7 million for the same six-month period of 2003. Average interest-bearing liabilities decreased to $370.6 million for the six months ended June 30, 2004, as compared to $379.5 million for the comparative six-month period of 2003.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $384.2 million at June 30, 2004, an increase of $38.6 million or 11.2% when compared to the balance of $345.7 million at December 31, 2003, and an increase of $34.5 million or 9.9% when compared to the balance of $349.7 million reported at June 30, 2003.  Loans on average increased 1.5% between the six-month periods ended June 30, 2003 and June 30, 2003, with loans averaging $357.0 million for the six months ended June 30, 2004, as compared to $351.8 million for the same six-month period of 2003.

During the first six months of 2004, increases were experienced in all categories except real estate mortgage loans, with the largest increases in commercial and industrial loans. The following table sets forth the amounts of loans outstanding by category at June 30, 2004 and December 31, 2003, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	June 30, 2004		December 31, 2003
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$137,538	35.8%	$116,991	33.8%	$20,547	17.56%
Real estate – mortgage	95,370	24.8%	96,381	28.0%	(1,011)	-1.05%
Real estate – construction	103,763	27.0%	97,930	28.3%	5,833	5.96%
Agricultural	24,517	6.4%	15,162	4.4%	9,355	61.70%
Installment/other	10,297	2.7%	6,617	1.9%	3,680	55.61%
Lease financing	12,760	3.3%	12,581	3.6%	179	1.42%
Total Loans	$384,245	100.0%	$345,662	100.0%	$38,583	11.16%

The overall average yield on the loan portfolio was 6.87% for the six months ended June 30, 2004 as compared to 6.47% for the six months ended June 30, 2003, and increased between the two periods primarily as the result of an increase in loan fee income. At June 30, 2004, 70.1% of the Company’s loan portfolio consisted of floating rate instruments, as compared to 66.5% of the portfolio at December 31, 2003, with the majority of those tied to the prime rate.

Deposits

Total deposits increased during the period to a balance of $490.4 million at June 30, 2004 representing an increase of $50.0 million or 11.4% from the balance of $440.4 million reported at December 31, 2003, and an increase of $49.9 million or 11.3% from the balance reported at June 30, 2003. During the first six months of 2004, increases were experienced in all deposit categories except time deposits less than $100,000. Approximately $45.2 million of the deposit growth experienced during 2004 is attributable to the two branches acquired in Kern County as a result of the Taft merger.

The following table sets forth the amounts of deposits outstanding by category at June 30, 2004 and December 31, 2003, and the net change between the two periods presented.

Table 6. Deposits

(In thousands)	June 30, 2004	December 31, 2003	Net Change	Percentage Change
Noninterest bearing deposits	$115,074	$94,597	$20,477	21.65%
Interest bearing deposits:
NOW and money market accounts	138,967	120,375	18,592	15.45%
Savings accounts	31,121	23,691	7,430	31.36%
Time deposits:
Under $100,000	73,352	75,640	(2,288)	-3.03%
$ 100,000 and over	131,931	126,141	5,790	4.59%
Total interest bearing deposits	375,371	345,847	29,524	8.54%
Total deposits	$490,445	$440,444	$50,001	11.35%

The Company’s deposit base consists of two major components represented by noninterest-bearing  (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $29.5 million or 8.5% between December 31, 2003 and June 30, 2004, and noninterest-bearing deposits increased $20.5 million or 21.7% between the same two periods presented. Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company’s principal sources of funding and liquidity. These core deposits amounted to 72.4% and 70.1% of the total deposit portfolio at June 30, 2004 and December 31, 2003, respectively.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $26.3 million or 6.1% in total deposits between the six-month periods ended June 30, 2003 and June 30, 2004. Between these two periods, average interest-bearing deposits increased $12.6 million or 3.7%, while total noninterest-bearing checking increased $13.7 million or 15.8% on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized and uncollateralized lines of credit aggregating $176.6 million, as well as FHLB lines of credit totaling $27.1 million at June 30, 2004. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At June 30, 2004, the Company had no advances on the available lines of credit. The Company had collateralized and uncollateralized lines of credit aggregating $130.6 million, as well as FHLB lines of credit totaling $31.8 million at December 31, 2003.

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

The allowance for credit losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in existing loans and commitments to extend credit. The adequacy of the allowance for credit losses is based upon management’s continuing assessment of various factors affecting the collectibility of loans and commitments to extend credit; including current economic conditions, past credit experience, collateral, and concentrations of credit. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The conclusion that a loan may become uncollectible, either in part or in whole, is judgmental and subject to economic, environmental, and other conditions which cannot be predicted with certainty. When determining the adequacy of the allowance for credit losses, the Company follows, in accordance with GAAP, the guidelines set forth in the Interagency Policy Statement on the Allowance for Loan and Lease Losses (“Statement”) issued jointly by banking regulators during July 2001. The Statement outlines characteristics that should be used in segmentation of the loan portfolio for purposes of the analysis including risk classification, past due status, type of loan, industry or collateral. It also outlines factors to consider when adjusting the loss factors for various segments of the loan portfolio. Securities and Exchange Commission Staff Accounting Bulletin No. 102 was also released at this time which represents the SEC staff’s view relating to methodologies and supporting documentation for the Allowance for Loan and Lease Losses that should be observed by all public companies in complying with the federal securities laws and the Commission’s interpretations.  It is also generally consistent with the guidance published by the banking regulators. The Company segments the loan and lease portfolio into eleven (11) segments, primarily by loan class and type, that have homogeneity and commonality of purpose and terms for analysis under SFAS No. 5. Those loans, which are determined to be impaired under SFAS No. 114, are not subject to the general reserve analysis under SFAS No. 5, and evaluated individually for specific impairment.

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. During the first six months of 2004, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

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

At June 30, 2004 and 2003, the Company’s recorded investment in loans for which impairment has been recognized totaled $14.7 million and $19.6 million, respectively. Included in total impaired loans at June 30, 2004, are $12.1 million of impaired loans for which the related specific allowance is $3.0 million, as well as $2.6 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at June 30, 2003 included $7.7 million of impaired loans for which the related specific allowance is $630,000, as well as $11.9 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $16.9 million during the first six months of 2004 and $17.3 million during the first six months of 2003. In most cases, the Bank uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the six months ended June 30, 2004 and year ended December 31, 2003, the Company recognized no income on such loans.  For the six months ended June 30, 2003, the Company recognized $4,000 on such loans.

The Company focuses on competition and other economic conditions within its market area, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. With interest rates still at historical lows, the economic recovery has been slow in coming, however the recovery began to gain momentum during the last half of 2003. Both business and consumer spending improved during the third quarter of 2003, with GDP of more than 8.0% being reported during the quarter. GDP during the fourth quarter of 2003 was 4.0% and is expected to remain at that level throughout 2004.  It is difficult to determine whether the Federal Reserve will continue to adjust interest rates in an effort to control the economy, however with the 25 basis point increase in interest rates during the first week of July 2004, further increases are anticipated during the second half of 2004 and beyond. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. The local market has improved economically during the current year while the rest of the state and the nation has experienced slowed economic growth. The local area market has not been as volatile as those of San Francisco and other areas, which should bode well for sustained growth in the Company’s market areas of Fresno and Madera Counties. Local unemployment rates remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates are expected to improve nationally during 2004. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state, although this growth may begin to slow as the Federal Reserve raises interest rates to control what it perceives as an accelerating economy. Management recognizes increased risk of loss due to the Company’s exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company’s allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity (unaudited)

(In thousands)	June 30, 2004	June 30, 2003
Total loans outstanding at end of period before Deducting allowances for credit losses	$383,000	$349,268
Average net loans outstanding during period	357,005	351,763

Balance of allowance at beginning of period	6,081	5,556
Loans charged off:
Real estate	0	0
Commercial and industrial	(8)	(1,007)
Lease financing	(403)	(22)
Installment and other	(23)	(12)
Total loans charged off	(434)	(1,041)
Recoveries of loans previously charged off:
Real estate	0	0
Commercial and industrial	44	22
Lease financing	24	22
Installment and other	2	0
Total loan recoveries	70	44
Net loans charged off	(364)	(997)

Provision charged to operating expense	640	501
Reclassification of off-balance sheet reserve	(392)	0
Reserve acquired in business combination	986	0
Balance of allowance for credit losses at end of period	$6,951	$5,060

Net loan charge-offs to total average loans (annualized)	0.21%	0.57%
Net loan charge-offs to loans at end of period (annualized)	0.19%	0.58%
Allowance for credit losses to total loans at end of period	1.81%	1.45%
Net loan charge-offs to allowance for credit losses (annualized)	10.53%	39.73%
Net loan charge-offs to provision for credit losses (annualized)	56.88%	199.00%

At June 30, 2004, $392,000 in formula allowance is allocated to unfunded loan commitments and is therefore carried separately in other liabilities. Management believes that the 1.81% credit loss allowance at June 30, 2004 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company’s service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

It is the Company’s policy to discontinue the accrual of interest income on loans for which reasonable doubt exists with respect to the timely collectibility of interest or principal due to the ability of the borrower to comply with the terms of the loan agreement. Such loans are placed on nonaccrual status whenever the payment of principal or interest is 90 days past due or earlier when the conditions warrant, and interest collected is thereafter credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Management may grant exceptions to this policy if the loans are well secured and in the process of collection.

Table 8. Nonperforming Assets

(In thousands)	June 30, 2004	December 31, 2003
Nonaccrual Loans	$15,268	$18,656
Restructured Loans	4	9
Total nonperforming loans	15,272	18,665
Other real estate owned	2,503	2,718
Total nonperforming assets	$17,775	$21,383

Loans past due 90 days or more, still accruing	$0	$0
Nonperforming loans to total gross loans	3.97%	5.40%
Nonperforming assets to total gross loans	4.63%	6.19%

Four lending relationships make up nearly $13.5 million of the $15.3 million in nonperforming loans reported at June, 30, 2004. All four relationships are considered impaired under FAS 114. In addition, $8.1 million or 53.1% of total nonperforming loans are secured by real estate.

The Company has a purchased portfolio of lease financing loans totaling $5.5 million that has been nonperforming since June of 2002. This lease portfolio is an impaired credit on non-accrual status and has a specific allowance of $1.9 million allocated to it at both June 30, 2004 and December 31, 2003.  The specific allowance was determined based on an estimate of expected future cash flows.  The guarantor of those leases has entered court proceedings to discharge their guarantee based on the fact that many of the underlying leases were fraudulent.  The Company, based upon advice from their counsel, does not believe it is probable the guarantors’ fraud defense will prevail and intends to vigorously pursue the guarantee.  The Company believes the specific allowance as determined under SFAS No. 114 is adequate to cover probable losses for this lease portfolio.

During a regulatory examination during the fourth quarter of 2003, the lease portfolio in question was classified as doubtful by the Bank’s regulators based upon state regulatory guidelines.  California state statute No. 1951 requires that a credit where interest is past due and unpaid for more than one year, is not well secured and not in the process of collection be charged off.  The regulators requested that the Bank charge-off the principal balance in the first or second quarter of 2004 for regulatory purposes if the judge has not made a ruling on the case by March 31, 2004 or, if a ruling had been made but no principal payments have been received by June 30, 2004 because of the appeals process.  The Company believes that under generally accepted accounting principles, a total loss of principal is not probable and the specific allowance of $1.9 million calculated for the impaired lease portfolio under SFAS No. 114 is adequate.  At this time it is uncertain how much the Company will collect, however management believes the Company will collect part, if not all, of the amounts due.

The court has not made a ruling on the lease case at this time. As a result, effective March 31, 2004, the Company charged off the entire $5.5 million principal balance for regulatory purposes. As a result of the regulatory charge-off, the Company has a difference between its regulatory accounting principles (RAP) books and its generally accepted accounting principles (GAAP) books. The financial entries made for regulatory purposes resulted in a $5.5 million reduction in loan balances with a corresponding reduction in the reserve for credit losses. Additional provisions for credit losses of $3.5 million were also required for regulatory accounting purposes, which resulted in a reduction of $2.1 million in regulatory net income (net tax benefit of $1.3 million) for the six months ended June 30, 2004 as compared to the financial statement presented under GAAP in this Form 10-Q.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at June 30, 2004 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 70.1% of the Company’s loan portfolio at June 30, 2004.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company’s liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company’s highest yielding asset. At June 30, 2004, the Bank had 66.9% of total assets in the loan portfolio and a loan to deposit ratio of 78.1%. Liquid assets at June 30, 2004 include cash and cash equivalents totaling $46.6 million as compared to $48.6 million at December 31, 2003. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $203.8 million at June 30, 2004.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During the six months ended June 30, 2004, dividends paid by the Bank to the parent company totaled $4.1 million dollars.

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

The following table sets forth the Company’s and the Bank’s actual capital positions at June 30, 2004 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank
	Actual Capital Ratios	Actual Capital Ratios	Minimum Capital Ratios
Total risk-based capital ratio	13.45%	12.91%	10.00%
Tier 1 capital to risk-weighted assets	12.35%	11.80%	6.00%
Leverage ratio	11.54%	10.52%	5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at June 30, 2004. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first six months of 2004, the Company has received $4.1 million in cash dividends from the Bank, from which the Company paid $1.7 million in dividends to shareholders.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At June 30, 2004 the Bank’s qualifying balance with the Federal Reserve was approximately $8.6 million, consisting of vault cash and balances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of June 30, 2004 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge has a remaining notional value of $21.6 million and duration of approximately 3.0 years. As of June 30, 2004, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately five years. As of June 30, 2004, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $692,000 (net of tax benefit of $311,000). During the six months ended June 30, 2004, $105,000 was reclassified from other accumulated comprehensive income into earnings.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at June 30, 2004, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company’s market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at June 30, 2004 and December 31, 2003 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	June 30, 2004			December 31, 2003
Change in Rates	Estimated MV of Equity	Change in MV of Equity $	Change in MV of Equity $	Estimated MV Of Equity	Change in MV of Equity $	Change in MV of Equity %
+ 200 BP	$52,695	$(1,315)	-2.44%	$45,919	$(2,301)	-4.77%
+ 100 BP	53,715	(295)	-0.55%	47,563	(657)	-1.36%
0 BP	54,010	0	0.00%	48,220	0	0.00%
- 100 BP	53,824	(186)	-0.34%	48,430	210	0.43%
- 200 BP	57,737	3,727	6.90%	52,694	4,474	9.28%

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

(b)                                 Changes in Internal Controls: In the quarter ended June 30, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 1. Not applicable

Item 2. Changes in Securities and Use of Proceeds

Purchases of Equity Securities by Affiliates and Associated Purchasers

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
02/01/2004 to 02/29/2004	3,300	$25.78	3,300	274,400
03/01/2004 to 03/31/2004	6,600	$25.65	6,600	267,800
04/01/2004 to 04/30/2004	750	$24.51	750	267,050
05/01/2004 to 05/31/2004	42,325	$22.89	42,325	224,725
06/01/2004 to 06/30/2004	11,670	$22.43	11,670	213,055

Total purchased 2004	64,645	$23.25	64,645

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

Item 3. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Shareholder’s Meeting was held on Wednesday May 19, 2004 in Fresno, California. The shareholders were asked to vote on the election of eight nominees to serve on the Company’s Board of Directors. Such Directors nominate for election will serve on the Board until the 2005 annual meeting of shareholders and until their successors are elected and have been qualified. Votes regarding the election of Directors were as follows:

Director Nominee	Votes For	Votes Withheld
Robert G. Bitter, Pharm. D.	4,003,692	56,542
Stanley J. Cavalla	4,013,124	47,110
Tom Ellithorpe	4,000,154	60,080
R. Todd Henry	4,011,854	48,380
Ronnie D. Miller	4,011,854	48,380
Walter Reinhard	4,013,124	47,110
John Terzian	3,978,140	82,094
Dennis R. Woods	4,003,592	56,642

Item 5. Not applicable

Item 6. Exhibits and Reports on Form 8-K:

(a)          Exhibits:

31.1  Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2  Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

During the quarter ended June 30, 2004, the Company filed the following current reports on Form 8-K:

1)              On April 26, 2004 (containing a press release reporting United Security Bank’s completion of acquisition of Taft National Bank on April 23, 2004).

2)              On July 13, 2004 (containing a press release reporting the financial results for the period ended June 30, 2004).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Security Bancshares

Date:	August 12, 2004	/S/ Dennis R. Woods
Dennis R. Woods
Chairman of the Board and
President

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer