Form 10-Q
period 2004-09-30
UNITED SECURITY BANCSHARES
filed 2004-11-12
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32987

UNITED SECURITY BANCSHARES

(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1525 East Shaw Ave., Fresno, California	93710
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code  (559) 248-4943

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes ☒  No☐

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter - June 30, 2004:  $88,898,832

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value

(Title of Class)

Shares outstanding as of October 29, 2004:  5,681,472

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

Overview
Results of Operations
Financial Condition
Liquidity and Asset/Liability Management
Regulatory Matters

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

Item 4.	Controls and Procedures

PART II. Other Information

Item 1.	Legal Proceedings
Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

Signatures

Certifications

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
September 30, 2004 (unaudited) and December 31, 2003

	September 30,	December 31,
(in thousands except shares)	2004	2003
Assets
Cash and due from banks	$26,405	$22,480
Federal funds sold and securities purchased under agreements to resell	32,005	26,110
Cash and cash equivalents	58,410	48,590
Interest-bearing deposits in other banks	8,069	7,212
Investment securities available for sale	93,680	83,735
Loans and leases	387,182	345,662
Unearned fees	(1,040)	(865)
Allowance for credit losses	(7,142)	(6,081)
Net loans	379,000	338,716
Accrued interest receivable	2,341	2,110
Premises and equipment - net	7,149	4,567
Other real estate owned	2,207	2,718
Intangible assets	4,222	1,947
Cash surrender value of life insurance	12,455	2,621
Investment in limited partnership	4,394	4,689
Deferred income taxes	3,878	3,135
Other assets	7,466	6,548
Total assets	$583,271	$506,588

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$124,404	$94,597
Interest bearing	386,161	345,847
Total deposits	510,565	440,444
Other borrowings	135	345
Accrued interest payable	691	800
Accounts payable and other liabilities	4,293	4,963
Trust Preferred securities	0	15,000
Junior subordinated debentures	15,464	0
Total liabilities	531,148	461,552
Commitments and Contingent Liabilities
Shareholders’ Equity
Common stock, no par value 10,000,000 shares authorized, 5,681,472 and 5,512,538 issued and outstanding, in 2004 and 2003, respectively	22,323	18,227
Retained earnings	30,536	27,093
Unearned ESOP shares	(103)	(313)
Accumulated other comprehensive (loss) income	(633)	29
Total shareholders’ equity	52,123	45,036
Total liabilities and shareholders’ equity	$583,271	$506,588

See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
Periods Ended September 30, 2004 and 2003 (unaudited)

	Quarter Ended Sept 30,		Nine Months Ended Sept 30,
(In thousands except shares and EPS)	2004	2003	2004	2003
Interest Income:
Loans, including fees	$7,057	$6,023	$19,247	$17,310
Investment securities — AFS — taxable	864	796	2,481	2,347
Investment securities — AFS — nontaxable	31	32	95	100
Federal funds sold and securities purchased under agreements to resell	27	8	148	85
Interest on deposits in other banks	81	76	229	268
Total interest income	8,060	6,935	22,200	20,110
Interest Expense:
Interest on deposits	1,386	1,374	4,006	4,569
Interest on other borrowings	230	256	620	1,112
Total interest expense	1,616	1,630	4,626	5,681
Net Interest Income Before Provision for Credit Losses	6,444	5,305	17,574	14,429
Provision for Credit Losses	249	371	889	872
Net Interest Income	6,195	4,934	16,685	13,557
Noninterest Income:
Customer service fees	1,201	964	3,316	2,830
Gain (loss) on sale of securities	(10)	0	35	(24)
(Loss) gain on sale of loans	0	(3)	0	22
Gain on sale of other real estate owned	10	15	29	69
Gain on sale of CD’s	0	108	0	169
Shared appreciation income	0	1,032	0	1,438
Other	158	107	294	380
Total noninterest income	1,359	2,223	3,674	4,884
Noninterest Expense:
Salaries and employee benefits	1,753	1,295	4,914	3,863
Occupancy expense	645	494	1,586	1,267
Data processing	180	125	474	388
Professional fees	171	247	619	722
Director fees	50	46	141	138
Amortization of intangibles	132	88	337	265
Correspondent bank service charges	84	70	238	215
Write-down on OREO	0	403	35	403
Loss on California tax credit partnership	99	78	295	187
Other	625	631	1,837	1,575
Total noninterest expense	3,739	3,477	10,476	9,023
Income Before Taxes on Income	3,815	3,680	9,883	9,418
Provision for Taxes on Income	1,433	1,121	3,731	2,913
Net Income	$2,382	$2,559	$6,152	$6,505
Other comprehensive income, net of tax:
Unrealized gain (loss) on available for sale securities and interest rate swap — net of income tax expense (benefit) of $515, $(349), $(356) and $(493)	746	(594)	(662)	(809)
Comprehensive Income	$3,128	$1,965	$5,490	$5,696
Net Income per common share
Basic	$0.42	$0.47	$1.10	$1.19
Diluted	$0.42	$0.47	$1.09	$1.18
Shares on which net income per common shares Were based
Basic	5,612,926	5,443,228	5,612,926	5,443,228
Diluted	5,651,695	5,497,868	5,651,695	5,497,868

See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Periods Ended September 30, 2004

	Common stock	Common stock			Accumulated Other
	Number		Retained	Unearned	Comprehensive
(In thousands except shares)	of Shares	Amount	Earnings	ESOP Shares	Income (Loss)	Total
Balance January 1, 2003	5,406,666	$17,552	$22,576	$(609)	$1,041	$40,560

Director/Employee stock options exercised	123,800	1,293				1,293
Tax benefit of stock options exercised		63				63
Net changes in unrealized loss on available for sale securities (net of income tax benefit of $343)					(514)	(514

						)
Net changes in unrealized loss on interest rate swaps (net of income tax benefit of $150)					(295)	(295)
Dividends on common stock ($0.435 per share)			(2,388)			(2,388)
Repurchase and cancellation of common shares	(34,961)	(691)				(691)
Release of unearned ESOP shares	13,255			235		235
Net Income			6,505			6,505
Balance September 30, 2003 (unaudited)	5,508,760	18,217	26,693	(374)	232	44,768

Net changes in unrealized loss on available for sale securities (net of income tax benefit of $49)					(73)	(73)
Net changes in unrealized loss on interest rate swaps (net of income tax benefit of $51)					(130)	(130)
Dividends on common stock ($0.145 per share)			(802)			(802)
Release of unearned ESOP shares	3,778	10		61		71
Net Income			1,202			1,202
Balance December 31, 2003	5,512,538	18,227	27,093	(313)	29	45,036

Director/Employee stock options exercised	4,000	69				69
Tax benefit of stock options exercised		9				9
Net changes in unrealized loss on available for sale securities (net of income tax benefit of $340)					(510)	(510)
Net changes in unrealized loss on interest rate swaps (net of income tax benefit of $16)					(152)	(152)
Dividends on common stock ($0.32 per share)			(2,709)			(2,709)
Issuance of shares for business combination	241,447	6,033				6,033
Repurchase and cancellation of common shares	(87,638)	(2,015)				(2,015)
Release of unearned ESOP shares	11,125			210		210
Net Income			6,152			6,152
Balance September 30, 2004 (unaudited)	5,681,472	$22,323	$30,536	$(103)	$(633)	$52,123

See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2004 and 2003 (unaudited)

(In thousands)	2004	2003
Cash Flows From Operating Activities:
Net income	$6,152	$6,505
Adjustments to reconcile net earnings to cash provided by operating activities:
Provision for credit losses	889	872
Depreciation and amortization	983	742
Amortization of investment securities	38	236
(Increase) decrease in accrued interest receivable	(3)	60
Decrease in accrued interest payable	(117)	(621)
Increase in unearned fees	268	181
(Decrease) increase in income taxes payable	(1,690)	412
Decrease in accounts payable and accrued liabilities	(149)	(46)
(Gain) loss on sale of securities	(35)	24
Write-down of other real estate owned	0	403
Gain on sale of other real estate owned	(29)	(69)
Gain on sale of loans	0	(22)
Gain on sale of interest-bearing deposits with other banks	0	(169)
Gain on sale of fixed assets	(5)	(1)
Increase in surrender value of life insurance	(136)	(78)
Loss on limited partnership interest	295	187
Net decrease in other assets	297	296
Net cash provided by operating activities	6,758	8,912
Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with banks	335	1,795
Purchases of available-for-sale securities	(34,719)	(51,879)
Net redemption (purchase) of FHLB/FRB and other bank stock	(921)	1,026
Maturities and calls of available-for-sale securities	22,129	33,200
Proceeds from sales of available-for-sale securities	11,018	33,000
Premiums paid on life insurance	(9,000)	0
Net increase in loans	(17,216)	(10,079)
Cash and cash equivalents received in bank acquisitions	15,383	0
Investment in limited partnership	0	(2,382)
Cash proceeds from sales of loans	0	5,529
Cash proceeds from sales of leased assets	62	545
Proceeds from sales of other real estate owned	505	391
Capital expenditures for premises and equipment	(1,646)	(358)
Cash proceeds from sales of premises and equipment	16	1
Net cash (used in) provided by investing activities	(14,054)	10,789
Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	23,717	14,100
Net decrease in certificates of deposit	(1,845)	(4,407)
Net decrease in repurchase agreements	0	(25,400)
Director/Employee stock options exercised	69	1,293
Repurchase and retirement of common stock	(2,015)	(691)
Repayment of ESOP borrowings	(210)	(235)
Payment of dividends on common stock	(2,600)	(2,296)
Net cash provided by (used in) financing activities	17,116	(17,636)
Net increase in cash and cash equivalents	9,820	2,065
Cash and cash equivalents at beginning of period	48,590	31,485
Cash and cash equivalents at end of period	$58,410	$33,550

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

2. Business Combination

Effective April 23, 2004, the Company acquired all of the outstanding common stock of Taft National Bank  (“Taft”) headquartered in Taft, California, in an acquisition accounted for under the purchase method of accounting. The results of operations for the acquisition are included in the consolidated financial statements since that date. Taft’s two branches in Taft and Bakersfield will operate as branches of United Security Bank. The acquisition of Taft was the result of the Company’s ongoing effort to expand operations in high growth regions of Central California.

The recorded purchase price of Taft’s net assets was approximately $6.3 million, which included the issuance of 241,447 shares of the Company’s Common Stock valued at just over approximately $6.0 million, and direct merger-related costs of approximately $211,000. For purposes of recording the purchase, the value of the 241,447 common shares issued was determined based on the $25.00 closing market price for the Company’s common stock on April 20, 2004. Fractional shares were paid in cash totaling approximately $3,000. The transaction resulted in the recognition of core deposit intangibles of approximately $1.9 million and goodwill of approximately $750,000.

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

The business combination with Taft National Bank resulted in goodwill of $750,000 and core deposit intangibles of $1.9 million. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will no longer be amortized. Instead, goodwill will be tested for impairment on an annual basis or more frequently if factors suggesting potential impairment exist, and any identified impairment will be charged to earnings during that period. Under SFAS No. 142, amortization of identifiable intangible assets, including core deposit intangibles, will continue over their determinable useful lives. The core deposit intangible asset arising from the Taft acquisition will be amortized over a period of approximately 10 years under the straight line method.

3. Securities Available for Sale

Following is a comparison of the amortized cost and approximate fair value of securities available for sale for the periods ended September 30, 2004 and December 31, 2003:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Carrying
(In thousands)	Cost	Gains	Losses	Amount)
September 30, 2004:
U.S. Treasury securities	$399	$0	$(1)	$398
U.S. Government agencies	69,871	361	$(539)	$69,693
U.S. Government agency Collateralized mortgage obligations	37	0	0	37
Obligations of state and political subdivisions	2,517	175	0	2,692
Other investment securities	20,951	85	(176)	20,860
	$93,775	$621	$(716)	$93,680
December 31, 2003:
U.S. Government agencies	$58,666	$613	$(354)	$58,925
U.S. Government agency collateralized mortgage obligations	54	0	0	54
Obligations of state and political subdivisions	2,613	201	0	2,814
Other investment securities	21,646	421	(125)	21,942
	$82,979	$1,235	$(479)	$83,735

Included in other investment securities is a short-term government securities mutual fund totaling $7.8 million at September 30, 2004 and $7.9 million at December 31, 2003, a commercial asset-backed trust totaling $4.9 million at September 30, 2004 and $5.6 million at December 31, 2003, and Trust Preferred securities pools totaling $8.0 million at September 30, 2004 and $8.4 million at December 31, 2003. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were realized losses on sales and calls of available-for-sale securities totaling $117,000 and realized gains on sales and calls of available-for-sale securities totaling $152,000 for the nine-month period ended September 30, 2004. There were realized losses on calls of available-for-sale securities totaling $24,000 during the nine months ended September 30, 2003.

Securities that have been temporarily impaired less than 12 months at September 30, 2004 are comprised of fourteen U.S. government agency securities, one other investment security and one U.S. treasury security with a total weighted average life of 6.8 years. As of September 30, 2004, there were four U.S. government agency securities and one other investment security with a total weighted average life of 0.44 years that have been temporarily impaired for twelve months or more. Temporary impairment of investment securities is the result of a general increase in market rates of interest.

The following summarizes temporarily impaired investment securities at September 30, 2004:

	Less than 12 Months		12 Months or More			Total
(In thousands)	Fair Value		Fair Value		Fair Value
September 30, 2004:	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Treasury securities	$398	$(1)	$0	$0	$398	$(1)
U.S. Government agencies	39,677	(387)	10,146	(151)	49,823	(538)
U.S. Government agency collateralized mortgage Obligations	0	0	0	0	0	0
Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	4,981	(19)	7,842	(158)	12,823	(177)
Total impaired securities	$45,056	$(407)	$17,988	$(309)	$63,044	$(716)

As of September 30, 2004, management does not believe that the temporary impairment in the investment portfolio shown above is permanent or will be ultimately realized.

At September 30, 2004 and December 31, 2003, available-for-sale securities with an amortized cost of approximately $72.4 million and $61.3 million (fair value of $72.4 million and $61.7 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

4. Loans and Leases

Loans include the following:

	September 30,	% of	December 31,	% of
(In thousands)	2004	Loans	2003	Loans
Commercial and industrial	$127,233	32.9%	$116,991	33.8%
Real estate — mortgage	87,903	22.7%	96,381	28.0%
Real estate — construction	115,545	29.8%	97,930	28.3%
Agricultural	30,482	7.9%	15,162	4.4%
Installment/other	13,337	3.4%	6,617	1.9%
Lease financing	12,682	3.3%	12,581	3.6%
Total Loans	$387,182	100.0%	$345,662	100.0%

Loans over 90 days past due and still accruing interest totaled $41,000 at September 30, 2004.  There were no loans over 90 days past due and still accruing interest at December 31, 2003. Nonaccrual loans totaled $15.5 million and $18.7 million at September 30, 2004 and December 31, 2003, respectively.

An analysis of changes in the allowance for credit losses is as follows:

	Sept 30,	December 31,	Sept 30,
(In thousands)	2004	2003	2003
Balance, beginning of year	$6,081	$5,556	$5,556
Provision charged to operations	889	1,713	872
Losses charged to allowance	(476)	(1,274)	(1,178)
Recoveries on loans previously charged off	98	86	48
Reclassification of off-balance sheet reserve	(436)	0	0
Reserve acquired in business combination	986	0	0
Balance at end-of-period	$7,142	$6,081	$5,298

The allowance for credit losses represents management’s estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. The formula allowance for unfunded loan commitments totaling $436,000 at September 30, 2004 has been reclassified to other liabilities. Significant changes in these estimates might be required in the event of a downturn in the economy and/or the real estate markets in the San Joaquin Valley, and the greater Oakhurst and East Madera County areas.

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the periods presented:

(in thousands)	Sept 30, 2004	December 31, 2003	Sept 30, 2003
Total impaired loans at period-end	$14,510	$18,685	$18,886
Impaired loans which have specific allowance	10,894	7,307	7,604
Total specific allowance on impaired loans	3,108	2,344	692
Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	3,616	11,378	11,282

(in thousands)	QTD - 9/30/04	YTD - 12/31/03	QTD - 9/30/03
Average recoded investment in impaired loans during period	$16,124	$18,097	$17,900
Income recognized on impaired loans during period	0	0	4

5. Supplemental Cash Flow Disclosures

	Nine Months Ended Sept 30,
(In thousands)	2004	2003
Cash paid during the period for:
Interest	$4,735	$4,329
Income Taxes	5,412	1,547
Noncash investing activities:
Dividends declared not paid	$910	$795
Supplemental disclosures related to acquisitions:
Deposits	$48,249	—
Other liabilities	454	—
Interest-bearing deposits in other banks	(1,192)	—
Securities available for sale	(9,227)	—
Loans, net of allowance for loan loss	(23,250)	—
Premises and equipment	(1,588)	—
Intangibles	(2,611)	—
Accrued interest and other assets	(1,703)	—
Stock issued	6,251	—
Net cash and equivalents acquired	$15,383	—

6. Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Nine Months Ended Sept 30,
(In thousands except earnings per share data)	2004	2003
Net income available to common shareholders	$6,152	$6,505

Weighted average shares issued	5,626	5,472
Less: unearned ESOP shares	(13)	(29)
Weighted average shares outstanding	5,613	5,443
Add: dilutive effect of stock options	39	55
Weighted average shares outstanding adjusted for potential dilution	5,652	5,498
Basic earnings per share	$1.10	$1.19
Diluted earnings per share	$1.09	$1.18

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

The amortizing hedge has a remaining notional value of $20.9 million and duration of approximately 3.0 years. As of September 30, 2004, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is less than five years. As of September 30, 2004, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $576,000 (net of tax benefit of $216,000). During the nine months ended September 30, 2004, $128,000 was reclassified from other accumulated comprehensive income into earnings, and is reflected in other noninterest income.

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

During the nine months ended September 30, 2004, 87,638 shares were repurchased at a total cost of $2.0 million, and an average per share price of $23.07.

9. Stock Based Compensation

At September 30, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 10 of the Company’s Annual Report on Form 10K for the year ended December 31, 2003.  The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123”.

	Period Ended Sept 30,
(In thousands except earnings per share)	2004	2003
Net income, as reported	$6,152	$6,505
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(30)	(9)
Pro forma net income	$6,122	$6,496
Earnings per share:
Basic — as reported	$1.10	$1.19
Basic — pro forma	$1.09	$1.18
Diluted — as reported	$1.09	$1.18
Diluted — pro forma	$1.08	$1.18

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

Effective April 23, 2004, the Company announced the completion of a merger with Taft National Bank headquartered in Taft, California. Taft National Bank (“Taft”) was merged into United Security Bank and Taft’s two branches will operate as branches of United Security Bank. The total consideration paid to Taft shareholders was 241,447 shares of the Company’s Common Stock valued at just over $6 million. This transaction was accounted for using the purchase method of accounting, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Taft based on the fair value of those assets and liabilities (see Note 2 to the Company’s Notes to Consolidated Financial Statements).

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

Trends Affecting Results of Operations and Financial Position

The following table summarizes the quarterly and year-to-date averages of the components of interest-bearing assets as a percentage of total interest bearing assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average
	9/30/04	12/31/03
Loans	76.02%	75.39%
Investment securities	18.46%	19.88%
Interest-bearing deposits in other banks	1.60%	1.81%
Federal funds sold	3.92%	2.92%
Total earning assets	100.00%	100.00%

NOW accounts	11.15%	8.25%
Money market accounts	22.91%	20.08%
Savings accounts	7.46%	6.34%
Time deposits	54.15%	57.79%
Other borrowings	0.29%	3.53%
Subordinated debentures	4.04%	4.01%
Total interest-bearing liabilities	100.00%	100.00%

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

The Company has maintained a conservative balance sheet during 2004, with reasonable internal loan growth and less dependence on borrowings. The Taft merger consummated in April of 2004 added nearly $55.0 million in total assets, $24.2 million in total loans, and $48.2 million in total deposits, yet did not significantly alter the percentage makeup of total interest-bearing assets and liabilities. On average, NOW, money market accounts, and savings accounts continue to comprise a greater percentage of total interest-bearing liabilities for the nine months ended September 30, 2004 as compared to the averages for the year ended December 31, 2003.

The Company continues to concentrate its resources on asset improvement and developing a business culture that will enable the Company to expand in its market area and remain competitive. While loans increased during the nine months ended September 30, 2004, nonperforming assets actually declined during that same period. The Company will continue to emphasize its core lending strengths of commercial and commercial real estate, construction lending, as well as small business financing. During the first nine months of 2004, commercial and industrial loans, as well as construction loans increased by more than $27.9 million, and loans in total increased $41.5 million from the balance reported at December 31, 2003. Agricultural loans increased by more than $15.3 million during the first nine months of 2004, as the Company has expanded agricultural lending relationships in Fresno County. Approximately $24.2 million of the total loan growth experienced during 2004 is attributable to the merger with Taft National Bank during April 2004.

Deposit growth totaled more than $70.1 million during the first nine months of 2004 and is largely attributable to deposits acquired through the Taft merger, which amounted to $45.2 million at June 30, 2004, and $51.5 million September 30, 2004.  The Company continues to benefit from the decline in the overall cost of interest-bearing liabilities, as well as an improved mix of those interest-bearing liabilities. The cost of total interest-bearing liabilities was 1.63% for the nine months ended September 30, 2004 as compared to 2.02% for the nine months ended September 30, 2003. Growth in time deposits has fluctuated over the past several years, as the Company has been able to control the level of these deposits to some degree with pricing strategies. The Company will continue to use pricing strategies to control the overall level of time deposits as part of its growth and liquidity planning process.

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

Results of Operations

For the nine months ended September 30, 2004, the Company reported net income of $6.2 million or $1.10 per share ($1.09 diluted) as compared to $6.5 million or $1.19 per share ($1.18 diluted) for the nine months ended September 30, 2003. The Company’s return on average assets was 1.52% for the nine-month-period ended September 30, 2004 as compared to 1.70% for the nine-month-period ended September 30, 2003. The Bank’s return on average equity was 16.79% for the nine months ended September 30, 2004 as compared to 20.44% for the same nine-month period of 2003.

Net Interest Income

Net interest income before provision for credit losses totaled $17.6 million for the nine months ended September 30, 2004, representing an increase of $3.1 million or 21.8% when compared to the $14.4 million reported for the same nine months of the previous year. The increase in net interest income between 2003 and 2004 is primarily the result of a significant decline in the Company’s cost of interest-bearing liabilities, combined with increased yields on interest-earning assets.

The Bank’s net interest margin, as shown in Table 1, increased to 4.81% at September 30, 2004 from 4.11% at September 30, 2003, an increase of 70 basis points (100 basis points = 1%) between the two periods. Average market rates of interest remained relatively level between the nine-month periods ended September 30, 2003 and 2004. The prime rate averaged 4.14% for the nine months ended September 30, 2004 as compared to 4.16% for the comparative nine months of 2003. The runoff of higher cost liabilities between the two periods, resulted in the significant decline in the cost of interest-bearing liabilities. Increases in loan income, and resultant yields, is the result of higher average volumes as well as increased loan fees generated during the first nine months of 2004 as compared to the nine-month comparative period of 2003.

Table 1. — Distribution of Average Assets, Liabilities and Shareholders’ Equity:

Interest rates and Interest Differentials

Periods Ended September 30, 2004 and 2003

	2004			2003
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)	$370,508	$19,247	6.94%	$354,807	$17,310	6.52%
Investment Securities — taxable	87,354	2,481	3.79%	93,228	2,347	3.37%
Investment Securities — nontaxable (2)	2,592	95	4.90%	2,724	100	4.91%
Interest on deposits in other banks	7,782	229	3.93%	8,871	268	4.05%
Federal funds sold and reverse repos	19,125	148	1.03%	9,594	85	1.18%
Total interest-earning assets	487,361	$22,200	6.08%	469,224	$20,110	5.73%
Allowance for possible loan losses	(6,779)			(5,334)
Noninterest-bearing assets:
Cash and due from banks	22,599			17,914
Premises and equipment, net	6,289			3,483
Accrued interest receivable	2,120			2,241
Other real estate owned	2,635			4,898
Other assets	25,397			17,709
Total average assets	$539,622			$510,135
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$42,232	$122	0.39%	$30,280	$113	0.50%
Money market accounts	86,774	893	1.37%	71,223	802	1.51%
Savings accounts	28,270	98	0.46%	23,330	95	0.54%
Time deposits	205,004	2,893	1.89%	218,052	3,559	2.18%
Other borrowings	1,111	22	2.65%	17,528	514	3.92%
Junior subordinated debentures	15,310	598	5.22%	15,000	598	5.33%
Total interest-bearing liabilities	378,701	$4,626	1.63%	375,413	$5,681	2.02%
Noninterest-bearing liabilities:
Noninterest-bearing checking	107,377			89,172
Accrued interest payable	739			760
Other liabilities	3,850			2,250
Total Liabilities	490,667			467,595

Total shareholders’ equity	48,955			42,540
Total average liabilities and shareholders’ equity	$539,622			$510,135
Interest income as a percentage of average earning assets			6.08%			5.73%
Interest expense as a percentage of average earning assets			1.27%			1.62%
Net interest margin			4.81%			4.11%

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $2,295,000 and $1,303,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the nine months ended
	Sept 30, 2004 compared to Sept 30, 2003
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$1,937	$1,144	$793
Investment securities	129	288	(159)
Interest-bearing deposits in other banks	(39)	(8)	(31)
Federal funds sold and securities purchased under agreements to resell	63	(12)	75
Total interest income	2,090	1,412	678
Increase (decrease) in interest expense:
Interest-bearing demand accounts	100	(127)	227
Savings accounts	3	(15)	18
Time deposits	(666)	(463)	(203)
Other borrowings	(492)	(127)	(365)
Subordinated debentures	0	(13)	13
Total interest expense	(1,055)	(745)	(310)
Increase in net interest income	$3,145	$2,157	$988

For the nine months ended September 30, 2004, total interest income increased approximately $2.1 million or 10.4% as compared to the nine months ended September 30, 2003. Earning asset volumes increased in loans and federal funds sold.

For the nine months ended September 30, 2004, total interest expense decreased approximately $1.1 million or 18.6% as compared to the nine-month period ended September 30, 2003. Between those two periods, average interest-bearing liabilities increased by $3.3 million, but the average rate paid on those liabilities declined by 39 basis points.

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management’s periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the nine months ending September 30, 2004, the provision to the allowance for credit losses amounted to $889,000 as compared to $872,000 for the nine months ended September 30, 2003. The amount provided to the allowance for credit losses during the first nine months, as well as the allowance acquired in the Taft merger, brought the allowance to 1.85% of net outstanding loan balances at September 30, 2004, as compared to 1.76% of net outstanding loan balances at December 31, 2003, and 1.49% at September 30, 2003.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003:

(In thousands)	2004	2003	Amount of Change	Percent Change
Customer service fees	$3,316	$2,830	$486	17.17%
Gain (loss) on sale of securities	35	(24)	59	-242.97%
Gain on sale of loans	0	22	(22)	-100.00%
Gain on sale of OREO	29	69	(40)	-57.84%
Gain on sale of CD’s	0	169	(169)	-100.00%
Shared appreciation income	0	1,438	(1,438)	-100.00%
Other	294	380	(86)	-22.70%
Total noninterest income	$3,674	$4,884	$(1,210)	-24.77%

Noninterest income for the nine months ended September 30, 2003 decreased $1.2 million when compared to the same period last year primarily as the result of shared appreciation income on commercial real estate realized during 2003, which was not again realized during 2004. Shared appreciation income results from agreements between the Company and the borrower on certain construction loans where the Company agrees to receive interest on the loan at maturity rather than monthly and the borrower agrees to share in the profits of the project. The profit is determined by the appraised value of the completed project and subsequent refinancing or sale of the project. Due to the difficulty in calculating future values, shared appreciation income is recognized when received. Management does not consider the high level of shared appreciation income realized in 2003 to be a trend; to the contrary, shared anticipation income for 2004 and future periods is expected to be minimal.

Customer service fees increased $486,000 between the two nine-month periods presented, which is attributable, in part, to modest increases in overdraft fee income. Other income declined primarily as the result of declines of approximately $124,000 in dividends from the Company’s equity investment in a title company.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003:

Table 4. Changes in Noninterest Expense

(In thousands)	2004	2003	Amount of Change	Percent Change
Salaries and employee benefits	$4,914	$3,863	$1,051	27.22%
Occupancy expense	1,586	1,267	319	25.17%
Data processing	474	388	86	22.12%
Professional fees	619	722	(103)	-14.18%
Directors fees	141	138	3	1.74%
Amortization of intangibles	337	265	72	26.80%
Correspondent bank service charges	238	215	23	11.16%
Write-down of OREO	35	403	(368)	-91.36%
Loss on California tax credit partnership	295	187	108	58.07%
Other	1,837	1,575	262	16.55%
Total expense	$10,476	$9,023	$1,453	16.10%

Increases in salaries and employee benefits were the result of additional staff to support the Company’s strategic long-term growth objectives, as well as normal wage and benefit increases combined with increased medical insurance costs incurred during the year. Decreases in professional fees were the result of significant declines in legal fees on workouts of impaired loans, which more than outweighed increases in audit and other consulting fees. Merger expenses incurred during 2004 were the result of the acquisition of Taft National Bank completed during the last part of April 2004. Increases in other noninterest expense were comprised of a number of items including increases in office supplies, telephone, courier and armored car service, FDIC deposit assessments, and California corporate tax credit partnership losses.

Income Taxes

Income tax expense for the nine months ended September 30, 2004 totaled $3.7 million, compared with $2.9 million for the same period in 2003. The effective tax rate (income tax expense as a percentage of pre-tax income) for the nine months ended September 30, 2004 was 37.8%, compared to 30.9% for the same period in 2003. The increase in the effective tax rates is principally attributable to the potential elimination of state tax benefits associated with USB Investment Trust, Inc., a real estate investment trust (“REIT”) subsidiary of the Bank. In December of 2003 the California Franchise Tax Board announced that it would not recognize certain state tax benefits claimed by REIT taxpayers using tax strategies similar to that being used by the Company. As a result, the Company reversed in the fourth quarter of 2003 all state tax benefits associated with the REIT, which had been recorded in the first three quarters of 2003. The Company believes that it is adequately reserved for tax benefits recognized during 2002 and expects to defend its use of the structure.

Financial Condition

Total assets increased to $583.3 million at September 30, 2004, from the balance of $506.6 million at December 31, 2003, and increased from the balance of $508.2 million at September 30, 2003. Total deposits of $510.6 million at September 30, 2004 increased $70.1 million or 15.9% from the balance reported at December 31, 2003, and increased $76.9 million or 17.7% from the balance of $433.7 million reported at September 30, 2003. Between December 31, 2003 and September 30, 2004, loan growth totaled $41.5 million while securities and other short-term investments increased $15.8 million.

Earning assets averaged approximately $487.4 million during the nine months ended September 30, 2004, as compared to $469.2 million for the same nine-month period of 2003. Average interest-bearing liabilities increased to $378.7 million for the nine months ended September 30, 2004, as compared to $375.4 million for the comparative nine-month period of 2003.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $387.2 million at September 30, 2004, an increase of $41.5 million or 12.0% when compared to the balance of $345.7 million at December 31, 2003, and an increase of $31.9 million or 9.0% when compared to the balance of $355.3 million reported at September 30, 2003.  Loans on average increased 4.4% between the nine-month periods ended September 30, 2003 and September 30, 2003, with loans averaging $370.5 million for the nine months ended September 30, 2004, as compared to $354.8 million for the same nine-month period of 2003.

During the first nine months of 2004, increases were experienced in all categories except real estate mortgage loans, with the largest increases in real estate construction loans and agricultural loans, as well as commercial and industrial loans. The following table sets forth the amounts of loans outstanding by category at September 30, 2004 and December 31, 2003, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	Sept 30, 2004		December 31, 2003
	Dollar	% of	Dollar	% of	Net	%
(In thousands)	Amount	Loans	Amount	Loans	Change	Change
Commercial and industrial	$127,233	32.9%	$116,991	33.8%	$10,242	8.75%
Real estate — mortgage	87,903	22.7%	96,381	28.0%	(8,478)	-8.80%
Real estate — construction	115,545	29.8%	97,930	28.3%	17,615	17.99%
Agricultural	30,482	7.9%	15,162	4.4%	15,320	101.04%
Installment/other	13,337	3.4%	6,617	1.9%	6,720	101.56%
Lease financing	12,682	3.3%	12,581	3.6%	101	0.80%
Total Loans	$387,182	100.0%	$345,662	100.0%	$41,520	12.01%

The overall average yield on the loan portfolio was 6.94% for the nine months ended September 30, 2004 as compared to 6.52% for the nine months ended September 30, 2003, and increased between the two periods primarily as the result of an increase in loan fee income. At September 30, 2004, 65.7% of the Company’s loan portfolio consisted of floating rate instruments, as compared to 66.5% of the portfolio at December 31, 2003, with the majority of those tied to the prime rate.

Deposits

Total deposits increased during the period to a balance of $510.6 million at September 30, 2004 representing an increase of $70.1 million or 15.9% from the balance of $440.4 million reported at December 31, 2003, and an increase of $76.9 million or 17.7% from the balance reported at September 30, 2003. During the first nine months of 2004, increases were experienced in all deposit categories except time deposits less than $100,000. Approximately $45.2 million of the deposit growth experienced during 2004 is attributable to the two branches acquired in Kern County as a result of the Taft merger.

The following table sets forth the amounts of deposits outstanding by category at September 30, 2004 and December 31, 2003, and the net change between the two periods presented.

Table 6. Deposits

	Sept 30,	December 31,	Net	Percentage
(In thousands)	2004	2003	Change	Change
Noninterest bearing deposits	$124,404	$94,597	$29,807	31.51%
Interest bearing deposits:
NOW and money market accounts	149,283	120,375	28,908	24.02%
Savings accounts	31,982	23,691	8,291	34.99%
Time deposits:
Under $100,000	68,264	75,640	(7,376)	-9.75%
$100,000 and over	136,632	126,141	10,491	8.32%
Total interest bearing deposits	386,161	345,847	40,314	11.66%
Total deposits	$510,565	$440,444	$70,121	15.92%

The Company’s deposit base consists of two major components represented by noninterest-bearing  (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $40.3 million or 11.7% between December 31, 2003 and September 30, 2004, and noninterest-bearing deposits increased $29.8 million or 31.5% between the same two periods presented. Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company’s principal sources of funding and liquidity. These core deposits amounted to 72.7% and 70.1% of the total deposit portfolio at September 30, 2004 and December 31, 2003, respectively.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $37.6 million or 8.7% in total deposits between the nine-month periods ended September 30, 2003 and September 30, 2004. Between these two periods, average interest-bearing deposits increased $19.4 million or 5.7%, while total noninterest-bearing checking increased $18.2 million or 20.4% on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized and uncollateralized lines of credit aggregating $174.0 million, as well as FHLB lines of credit totaling $24.4 million at September 30, 2004. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At September 30, 2004, the Company had no advances on the available lines of credit. The Company had collateralized and uncollateralized lines of credit aggregating $130.6 million, as well as FHLB lines of credit totaling $31.8 million at December 31, 2003.

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. During the first nine months of 2004, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

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

At September 30, 2004 and 2003, the Company’s recorded investment in loans for which impairment has been recognized totaled $14.5 million and $18.9 million, respectively. Included in total impaired loans at September 30, 2004, are $10.9 million of impaired loans for which the related specific allowance is $3.1 million, as well as $3.6 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at September 30, 2003 included $7.6 million of impaired loans for which the related specific allowance is $692,000, as well as $11.3 million of impaired loans that, as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $16.1 million during the first nine months of 2004 and $17.9 million during the first nine months of 2003. In most cases, the Bank uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the nine months ended September 30, 2004 and year ended December 31, 2003, the Company recognized no income on such loans.  For the nine months ended September 30, 2003, the Company recognized $4,000 on such loans.

The Company focuses on competition and other economic conditions within its market area, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. With interest rates still lows but on the rise, the economic recovery has been slow in coming. Both business and consumer spending improved during the third quarter of 2003, with GDP of more than 8.0% being reported during the quarter. GDP during the fourth quarter of 2003 was 4.0% and is expected to range between 3.0% and 3.75% throughout 2004.  It is difficult to determine whether the Federal Reserve will continue to adjust interest rates in an effort to control the economy, however with the 75 basis point increase in interest rates during the third quarter of 2004, further increases may be anticipated during the fourth quarter of 2004 and beyond. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. The local market has improved economically during the current year while the rest of the state and the nation has experienced slowed economic growth. The local area market has not been as volatile as those of San Francisco and other areas, which should bode well for sustained growth in the Company’s market areas of Fresno and Madera Counties. Local unemployment rates remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates are expected to improve nationally during remainder of 2004. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state, although this growth may begin to slow as the Federal Reserve raises interest rates to control what it perceives as an accelerating economy. Management recognizes increased risk of loss due to the Company’s exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company’s allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity (unaudited)

	Sept 30,	Sept 30,
(In thousands)	2004	2003
Total loans outstanding at end of period before
Deducting allowances for credit losses	$386,142	$354,668
Average net loans outstanding during period	370,508	354,807

Balance of allowance at beginning of period	6,081	5,556
Loans charged off:
Real estate	0	0
Commercial and industrial	(10)	(1,080)
Lease financing	(412)	(74)
Installment and other	(54)	(24)
Total loans charged off	(476)	(1,178)
Recoveries of loans previously charged off:
Real estate	0	0
Commercial and industrial	59	23
Lease financing	25	25
Installment and other	14	0
Total loan recoveries	98	48
Net loans charged off	(378)	(1,130)

Provision charged to operating expense	889	872
Reclassification of off-balance sheet reserve	(436)	0
Reserve acquired in business combination	986	0
Balance of allowance for credit losses at end of period	$7,142	$5,298

Net loan charge-offs to total average loans (annualized)	0.14%	0.43%
Net loan charge-offs to loans at end of period (annualized)	0.13%	0.43%
Allowance for credit losses to total loans at end of period	1.85%	1.49%
Net loan charge-offs to allowance for credit losses (annualized)	7.07%	28.52%
Net loan charge-offs to provision for credit losses (annualized)	42.52%	129.59%

At September 30, 2004, $436,000 in formula allowance is allocated to unfunded loan commitments and is therefore carried separately in other liabilities. Management believes that the 1.85% credit loss allowance at September 30, 2004 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company’s service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets

	Sept 30,	December 31,
(In thousands)	2004	2003
Nonaccrual Loans	$15,508	$18,656
Restructured Loans	2	9
Total nonperforming loans	15,510	18,665
Other real estate owned	2,207	2,718
Total nonperforming assets	$17,717	$21,383

Loans past due 90 days or more, still accruing	$41	$0
Nonperforming loans to total gross loans	4.01%	5.40%
Nonperforming assets to total gross loans	4.58%	6.19%

Four lending relationships make up nearly $13.5 million of the $15.5 million in nonperforming loans reported at September, 30, 2004. All four relationships are considered impaired under FAS 114. In addition, $8.0 million or 59.5% of total nonperforming loans are secured by real estate.

The Company has a purchased portfolio of lease financing loans totaling $5.5 million that has been nonperforming since June of 2002. This lease portfolio is an impaired credit on non-accrual status and has a specific allowance of $2.1 million allocated to it at September 30, 2004, and $1.9 million at December 31, 2003.  The specific allowance was determined based on an estimate of expected future cash flows.  The guarantor of those leases has entered court proceedings to discharge their guarantee based on the fact that many of the underlying leases were fraudulent.  The Company, based upon advice from their counsel, does not believe it is probable the guarantors’ fraud defense will prevail and intends to vigorously pursue the guarantee.  The Company believes the specific allowance as determined under SFAS No. 114 is adequate to cover probable losses for this lease portfolio.

During a regulatory examination during the fourth quarter of 2003, the lease portfolio in question was classified as doubtful by the Bank’s regulators based upon state regulatory guidelines.  California state statute No. 1951 requires that a credit where interest is past due and unpaid for more than one year, is not well secured and not in the process of collection be charged off.  The regulators requested that the Bank charge-off the principal balance in the first or second quarter of 2004 for regulatory purposes if the judge had not made a ruling on the case by March 31, 2004 or, if a ruling had been made but no principal payments have been received by June 30, 2004 because of the appeals process.  The Company believes that under generally accepted accounting principles, a total loss of principal is not probable and the specific allowance of $2.1 million calculated for the impaired lease portfolio under SFAS No. 114 is adequate.  At this time it is uncertain how much the Company will collect; however management believes the Company will collect part, if not all, of the amounts due.

The court has not made a ruling on the lease case at this time. As a result, effective March 31, 2004, the Company charged off the entire $5.5 million principal balance for regulatory purposes. As a result of the regulatory charge-off, the Company has a difference between its regulatory accounting principles (RAP) books and its generally accepted accounting principles (GAAP) books. The financial entries made for regulatory reporting purposes resulted in a $5.5 million reduction in loan balances with a corresponding reduction in the reserve for credit losses. Additional provisions for credit losses of $3.5 million were also required for regulatory accounting purposes, which resulted in a reduction of $2.1 million in regulatory net income (net tax benefit of $1.3 million) for the nine months ended September 30, 2004 as compared to the financial statement presented under GAAP in this Form 10-Q.

Company management was asked to meet on August 30, 2004 with representatives of Kemper Insurance Company (a wholly-owned subsidiary of Lumbermens Mutual Casualty Company) to discuss the possibility of settlement and other matters. Kemper representatives provided information regarding Kemper’s run-off plan, financial condition and discussed the concept of settlement. At the conclusion of the meeting, the Company decided to seek professional assistance in determining more about Kemper’s financial condition and the run-off plan through an independent source. Kemper agents indicated they would formulate and submit an offer of settlement in the future. The Company has hired a professional who is currently investigating the matter. The Company has recently an offer of settlement from Kemper. The Company has made a counter-offer and is awaiting a response from Kemper.

The Company became aware of Kemper’s financial condition and run-off plan through Kemper representatives and from other Kemper-produced documents about the run-off plan approved by the Illinois Department of Financial and Professional Regulation-Division of Insurance. The three-year plan is designed to help the Kemper meet its goal of resolving, to the maximum extent possible, all valid policyholder claims. Risks and uncertainties involved in implementing the plan include the needs to achieve significant policy buybacks and contract replacement, to commute reinsurance agreements, to conclude other surplus-enhancing transactions, to hire and retain the staff and resources necessary to implement the plan, to further reduce expenses, and to consummate agreements with regulators and other third parties. No assurance can be given that the plan will be successfully implemented. Kemper initiated a review of all reserves as of June 30, 2004 and can provide no assurance that additional reserves in excess of June 30, 2004 surplus will not be required as a result of the planned reserve review.

If Kemper does not successfully implement its plan, current financial trends would render the company unable to meet its current policyholder obligations in the first few months of 2005. It is through initiatives such as a policy buyback effort, under which the company “buys back” certain commercial lines policies in order to reduce its future loss exposure, and aggressive expense control measures that the company intends to successfully implement the plan. The run-off plan Kemper filed with State Regulators projects that the company will create approximately $200 million in surplus through various initiatives and further reduce already substantially downsized expenses by another $30 million. If successful, Kemper is projected to have a nominal amount of surplus and liquidity remaining as of December 31, 2006. In view of the risks and uncertainties involved in implementing the plan, including the need to achieve significant policy buybacks, commutation of reinsurance agreements, and further agreements with regulators, no assurance can be given that the plan will be successfully implemented. The Illinois Department of Insurance will continue to closely monitor Kemper’s progress in achieving the objectives of the run-off plan.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at September 30, 2004 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 65.7% of the Company’s loan portfolio at September 30, 2004.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the

Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company’s liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company’s highest yielding asset. At September 30, 2004, the Bank had 65.0% of total assets in the loan portfolio and a loan to deposit ratio of 75.6%. Liquid assets at September 30, 2004 include cash and cash equivalents totaling $58.4 million as compared to $48.6 million at December 31, 2003. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $198.3 million at September 30, 2004.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During the nine months ended September 30, 2004, dividends paid by the Bank to the parent company totaled $5.1 million dollars.

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

The following table sets forth the Company’s and the Bank’s actual capital positions at September 30, 2004 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank
	Actual	Actual	Minimum
	Capital Ratios	Capital Ratios	Capital Ratios
Total risk-based capital ratio	13.64%	13.23%	10.00%
Tier 1 capital to risk-weighted assets	12.50%	12.08%	6.00%
Leverage ratio	10.71%	10.30%	5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at September 30, 2004. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first nine months of 2004, the Company has received $5.1 million in cash dividends from the Bank, from which the Company paid $2.6 million in dividends to shareholders.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At September 30, 2004 the Bank’s qualifying balance with the Federal Reserve was approximately $9.9 million, consisting of vault cash and balances held with the Federal Reserve.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of September 30, 2004 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on a spread from the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge has a remaining notional value of $20.9 million and duration of approximately 3.0 years. As of September 30, 2004, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is less than five years. As of September 30, 2004, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $576,000 (net of tax benefit of $216,000). During the nine months ended September 30, 2004, $128,000 was reclassified from other accumulated comprehensive income into earnings.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at September 30, 2004, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company’s market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at September 30, 2004 and December 31, 2003 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	September 30, 2004			December 31, 2003
Change in	Estimated MV	Change in MV	Change in MV	Estimated MV	Change in MV	Change in MV
Rates	of Equity	of Equity $	of Equity $	Of Equity	of Equity $	of Equity%
+ 200 BP	$56,142	$(1,575)	-2.73%	$45,919	$(2,301)	-4.77%
+ 100 BP	57,420	(297)	-0.51%	47,563	(657)	-1.36%
0 BP	57,717	0	0.00%	48,220	0	0.00%
- 100 BP	57,725	8	0.01%	48,430	210	0.43%
- 200 BP	57,027	(690)	-1.20%	52,694	4,474	9.28%

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

(b)   Changes in Internal Controls: In the quarter ended September 30, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 1. Not applicable

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchases of Equity Securities by Affiliates and Associated Purchasers

			Total Number of	Maximum Number
			Shares Purchased	of Shares That May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	Of Shares	Price Paid	Announced Plan	Under the Plans
Period	Purchased	per Share	or Program	or Programs
02/01/2004 to 02/29/2004	3,300	$25.78	3,300	274,400
03/01/2004 to 03/31/2004	6,600	$25.65	6,600	267,800
04/01/2004 to 04/30/2004	750	$24.51	750	267,050
05/01/2004 to 05/31/2004	42,325	$22.89	42,325	224,725
06/01/2004 to 06/30/2004	11,670	$22.43	11,670	213,055
07/01/2004 to 07/31/2004	4,670	$21.77	4,670	208,385
08/01/2004 to 08/31/2004	17,823	$22.77	17,823	190,562
09/01/2004 to 09/30/2004	500	$22.84	500	190,062

Total purchased 2004	87,638	$23.07	87,638

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

Item 3. Not applicable

Item 4. Not applicable

Item 5. Not applicable

Item 6. Exhibits and Reports on Form 8-K:

(a)          Exhibits:

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:

During the quarter ended September 30, 2004, the Company filed the following current reports on Form 8-K:

1)              On July 13, 2004 (containing a press release reporting the financial results for the period ended June 30, 2004).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Security Bancshares

Date: November 12, 2004	/S/ Dennis R. Woods
Dennis R. Woods
Chairman of the Board and
President

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer