Form 10-K
period 2004-12-31
UNITED SECURITY BANCSHARES
filed 2005-03-15
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No  ☐

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter - June 30, 2004:     $88,898,832

Shares outstanding as of February 28, 2005:  5,685,724

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the 2005 Meeting of	Part III, Items 10, 11, 12 and 13
Shareholders (to be filed with the commission under Regulation
14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III).

UNITED SECURITY BANCSHARES

TABLE OF CONTENTS

PART I:

Item 1 - Business

Item 2 - Properties

Item 3 - Legal Proceedings

Item 4 - Submission of Matters to a Vote of Security Holders

PART II:

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Item 6 - Selected Financial Data

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A - Quantitative and Qualitative Disclosure About Market Risk

Item 8 - Financial Statements and Supplementary Data

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A – Controls and Procedures

Item 9B – Other Information

PART III:

Item 10 - Directors and Executive Officers of the Registrant

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 - Certain Relationships and Related Transactions

Item 14 – Principal Accounting Fees and Services

PART IV:

Item 15 – Exhibits and Financial Statement Schedules

PART 1

Certain matters discussed or incorporated by reference in this Annual Report of Form 10-K including, but not limited to, those described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements as defined under the Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) competitive pressure in the banking industry increases significantly; (2) changes in the interest rate environment which reduces margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; (7) asset/liability matching risks and liquidity risks; (8) loss of key personnel; and (8) operational interruptions including data processing systems failure and fraud. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

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

The Bank is a California state-chartered bank headquartered in Fresno, California. It is also a member of the Federal Reserve System (“Fed member”). The Bank originally commenced business on December 21, 1987 as a national bank and, during the fourth quarter of 1998, filed an application with the California Department of Financial Institutions and other regulatory authorities to become a state-chartered bank. The shareholders approved the conversion in January of 1999, and the Bank was granted approval to operate as a state-chartered bank on February 3, 1999. The Bank’s operations are currently subject to federal and state laws applicable to state-chartered, Fed member banks and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is also subject to the Federal Deposit Insurance Act and regulatory reporting requirements of the FDIC. As a state-chartered bank and a member of the Federal Reserve System, the Bank is subject to supervision and regular examinations by the Board of Governors of the Federal Reserve System (the “FRB”) and the California Department of Financial Institutions (the “DFI”). In addition, the Bank is required to file reports with the FRB and provide such additional information as the FRB may require.

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

USB Investment Trust Inc. was incorporated effective December 31, 2001 as a special purpose real estate investment trust (“REIT”) under Maryland law. The REIT is a subsidiary of the Bank and was funded with $133.0 million in real estate-secured loans contributed by the Bank. USB Investment Trust was originally formed to give the Bank flexibility in raising capital, and reduce the expenses associated with holding the assets contributed to USB Investment Trust. For further discussion of the REIT, refer to the overview section of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Effective April 23, 2004, the Company completed a merger with Taft National Bank headquartered in Taft, California. Taft National Bank (“Taft”) was merged into United Security Bank and Taft’s two branches operate as branches of United Security Bank. The total consideration paid to Taft shareholders was 241,447 shares of the Company’s Common Stock valued at just over $6 million. In the merger, the Company acquired $15.4 million in cash and short-term investments, $23.3 million in loans, and $48.2 million in deposits. This transaction was accounted for using the purchase method of accounting, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Taft based on the fair value of those assets and liabilities. The consolidated statement of income includes the operations of Taft from the date of the acquisition to December 31, 2004.

At December 31, 2004, the Company operated ten bank branches and one construction lending office; with seven branches in Fresno County, two branches in Kern County, and one branch in Madera County. The Bank operates three branches (including its main office) and one construction lending office in Fresno and one branch each, in Oakhurst, Caruthers, San Joaquin, Firebaugh, Coalinga, Bakersfield, and Taft. In addition, the Company and Bank have administrative headquarters at 1525 East Shaw Avenue, Fresno, California, 93710.

At December 31, 2004, the consolidated Company had approximately $611.7 million in total assets, $390.3 million in net loans, $536.7 million in deposits, and $53.2 million in shareholders’ equity.

The following discussion of the Company’s services should be read in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Bank Services

As a state-chartered commercial bank, United Security Bank offers a full range of commercial banking services primarily to the business and professional community and individuals located in Fresno, Madera, and Kern Counties.

The Bank offers a wide range of deposit instruments including personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal  (“NOW”) accounts, money market accounts and time certificates of deposit. Most of the Bank’s deposits are attracted from individuals and from small and medium-sized business-related sources.

The Bank also engages in a full complement of lending activities, including real estate mortgage, commercial and industrial, real estate construction, as well as agricultural, lease financing, and consumer loans, with particular emphasis on short and medium-term obligations. The Bank’s loan portfolio is not concentrated in any one industry, although approximately 70% of the Bank’s loans are secured by real estate. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2004, the Bank had loans (net of unearned fees) outstanding of $397.6 million, which represented approximately 74 % of the Bank’s total deposits and approximately 65 % of its total assets.

Real estate mortgage loans are secured by deeds of trust primarily on commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower. Commercial and industrial loans have a high degree of industry diversification. Loans may be originated in the Company’s market area, or participated with other financial institutions outside the Company’s market area. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral. The remainder are unsecured; however extensions of credit are predicated on the financial capacity of the borrower to repay the extension of credit. Repayment of commercial loans is generally from the cash flow of the borrower. Real estate construction loans consist of loans to residential contractors, which are secured by single-family residential properties. All real estate loans have established equity requirements. Repayment of real estate construction loans is generally from long-term mortgages with other lending institutions. Agricultural loans are generally secured by land, equipment, inventory and receivables. Repayment of agricultural loans is from the expected cash flow of the borrower.

In the normal course of business, the Bank makes various loan commitments and incurs certain contingent liabilities. At December 31, 2004 and 2003, loan commitments of the Bank aggregated $179.6 million and $140.3 million, respectively. Of the $179.6 million in loan commitments outstanding at December 31, 2004, $77.3 million or 43 % were for loans with maturities of one year or less. Due to the nature of the business of the Bank’s customers, there are no seasonal patterns or absolute predictability to the utilization of unused loan commitments; therefore the Bank is unable to forecast the extent to which these commitments will be exercised within the current year. The Bank does not believe that any such utilization will constitute a material liquidity demand.

In addition to the loan and deposit services discussed above, the Bank also offers a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include online banking, safe deposit boxes, ATM services, payroll direct deposit, cashier’s checks, traveler’s checks, money orders, and foreign drafts. The Bank does not operate a trust department; however, it makes arrangements with its correspondent bank to offer trust services to its customers on request. Most of the Bank’s business originates within Fresno, Madera, and Kern Counties. Neither the Bank’s business or liquidity is seasonal, and there has been no material effect upon the Bank’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

Competition and Market Share

The banking business in California generally, and in the market area served by the Company specifically, is highly competitive with respect to both loans and deposits. The Company competes for loans and deposits with other commercial banks, savings and loan associations, finance companies, money market funds, credit unions and other financial institutions, including a number that are substantially larger than the Company. Deregulation of the banking industry, increased competition from non-bank entities for the cash balances of individuals and businesses, and continuing developments in the computer and communications industries have had, and most likely will continue to have, a significant impact on the Company’s competitive position. With the enactment of interstate banking legislation in California, bank holding companies headquartered outside of California have and will continue to enter the California market and provide further competition for the Company. Additionally, with the Gramm-Leach-Bliley Act of 1999, traditional competitive barriers between insurance companies, securities underwriters, and commercial banks have been eased, allowing a greater number of financial intermediaries to offer a wider assortment of financial services. Many of the major commercial banks operating in the Company’s market areas offer certain services such as trust and international banking services, which the Company does not offer directly. In addition, banks with larger capitalization have larger lending limits and are thereby able to serve larger customers.

The Company’s primary market area is located in Fresno, Madera, and Kern Counties, in which approximately 27 FDIC-insured financial institutions compete for business. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2004, which is the most current information available.

	Rank	Share
Fresno County	7th	5.42%
Madera County	8th	5.16%
Kern County	15th	1.06%
Total of Fresno, Madera, Kern Counties	7th	3.92%

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

As a public company, United Security Bancshares is subject to the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act amends the Securities and Exchange Act of 1934, and is intended to protect investors by, among other things, improving the reliability of financial reporting, increasing management accountability, and increasing the independence of Directors and the company’s external accountants (see Recent Legislation and Other Changes).

The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, which include but are not limited to the filing of annual, quarterly and other current reports with the SEC.

The Bank

The Bank as a state-chartered bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions. In addition, The Bank is also a member of the Federal Reserve System and, as such, is subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder and, is subject to regulation, supervision and regular examination by the Federal Reserve Bank. The Bank is subject to California law, insofar as they are not preempted by federal banking law. Deposits of the Bank are insured by the FDIC in an amount up to $100,000 per customer, and, as such, the Bank is subject to the regulations of the FDIC and the Federal Deposit Insurance Act. As a consequence of the extensive regulation of commercial banking activities in California and the United States, the Bank’s business is particularly susceptible to changes in California and federal legislation and regulation, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

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

Recent Legislation and Other Changes

The Federal Reserve Board issued a final rule on March 1, 2005 that amends Regulation H and Regulation Y to limit restricted core capital elements (including trust preferred securities) which count as Tier 1 capital to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability.  Internationally active bank holding companies, defined as those with consolidated assets greater than $250 billion or on-balance-sheet foreign exposure greater than $10 billion, will be subject to a 15 percent limit, but they may include qualifying mandatory convertible preferred securities up to the generally applicable 25 percent limit.  Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits.

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

IMLA became effective July 23, 2002.  Additional regulations establish minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of “concentration accounts,” and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program.

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

Employees

At December 31, 2004, the Company employed 122 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

Available Information

The Company files period reports and other reports under the Securities and Exchange Act of 1934 with the Securities and Exchange Commission (SEC).  These reports, as well as the Company’s Code of Ethics, are posted and are available at no cost on the Company’s website at http://www.unitedsecuritybank.com as soon as reasonably practical after the Company files such reports with the SEC. The Company’s periodic and other reports filed with the SEC are also available at the SEC’s website (http://www.sec.gov).

Item 2 - Properties

The Bank’s Main bank branch is located at 2151 West Shaw Avenue, Fresno, California. The Company owns the building and leases the land under a sublease dated December 1, 1986 between Central Bank and USB. The current sublessor under the master ground lease is Bank of the West, which acquired the position through the purchase of Central Bank. The lessor under the ground lease (Master Lease) is Thomas F. Hinds. The lease expires on December 31, 2015 and the Company has options to extend the term for four (4) ten-year periods and one seven (7) year period.

The Company occupies the banking premises of approximately 3,600 square feet for its East Shaw branch at 1041 E. Shaw Avenue, Fresno, California, under a lease extension expiring February 28, 2005. The lease has been renewed until August 2005, with additional extensions available to August 31, 2011.

The Company leases the Oakhurst bank branch located at the Old Mill Village Shopping Center, 40074 Highway 49, Oakhurst, California, which was completed during April of 1999. The Company had originally maintained two branches in the Oakhurst area, and at this time consolidated its two Oakhurst branches into the new facility. The current facility, which consists of approximately 5,000 square feet, will be leased for a term of 15 years ending April 2014, and there are two five-year options to extend the lease term after that date.

The Company leases the Caruthers bank branch located at 13356 South Henderson, Caruthers, California, which consists of approximately 5,000 square feet of floor space. The branch was acquired from Wells Fargo Bank in February 1997 under a lease which expires January 19, 2006 with extensions to January 19, 2021.

The Company owns the San Joaquin branch facilities located at 21574 Manning Avenue, San Joaquin, California. The new bank branch is approximately 2,500 square feet.

The Company owns the Firebaugh bank branch located at 1067 O Street, Firebaugh, California which was purchased from Bank of America during October 1997 for a total consideration of $211,500. The premises are comprised of approximately 4,666 square feet of office space situated on land totaling approximately one-third of an acre.

The Company owns the Coalinga bank branch located at 145 East Durian, Coalinga, California which was also purchased from Bank of America during October 1997. The total price paid for the premises was $268,000 for an office building with 6,184 square feet of interior floor space situated on approximately 0.45 acres of land.

The Company leases the Convention Center branch located at 855 “M” Street, Suite 130, Fresno, California. Total space leased is approximately 4,520 square feet, and was occupied during March 2004. The fifteen-year lease expires in March 2019. There are no extension provisions.

The Company leases the Taft branch office premises located at 523 Cascade Place, Taft, California. The branch facilities consist of approximately 9,200 square feet of office space, and the lease expires in November 2007. The Taft branch facilities were acquired during April 2004 as the result of the merger with Taft National Bank.

The Company owns the branch facilities located at 3404 Coffee Road, Bakersfield, California, which has approximately 6,130 square feet of office space located on 1.15 acres. The Bakersfield branch facilities were acquired during April 2004 as the result of the merger with Taft National Bank.

The Company owns its administrative headquarters located at 1525 East Shaw Avenue, Fresno, California. The building consists of approximately 10,000 square feet of interior floor space.

The Company owns property at 2126 Inyo Street, Fresno, California, which it is currently developing to be its new administrative headquarters. The facility consists of approximately 21,400 square feet. A portion of the premises will be subleased to a third-party under a lease term of approximately seven years. It is anticipated that the Company will occupy the premises during the later part of 2005.

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

No matters were submitted to a vote of shareholders during the fourth quarter of 2004.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Trading History

The Company became a NASDAQ National Market listed company on May 31, 2001 and trades under the symbol UBFO. The Company’s common stock was previously quoted on the OTCBB (over-the-counter bulletin board), a quotation service for securities not listed or traded on NASDAQ or a national securities exchange. Volumes traded are shown below.

The Company currently has four market makers for its common stock. These include, The Seidler Companies, Hoeffer & Arnett, Sandler O’Neill & Partners, and Hill Thompson, Magid & Company. The Company is aware of two other securities dealers: Smith Barney and Dean Witter Reynolds Inc., which periodically act as brokers in the Company’s stock.

The following table sets forth the high and low closing sales prices by quarter for the Company’s common stock, for the years ended December 31, 2004 and 2003.

	Closing Prices
Quarter	High	Low	Volume
4th Quarter 2004	$25.75	$21.89	260,200
3rd Quarter 2004	$23.44	$20.25	225,400
2nd Quarter 2004	$26.05	$20.69	634,900
1st Quarter 2004	$28.50	$23.61	257,700

4th Quarter 2003	$27.45	$24.35	173,900
3rd Quarter 2003	$26.59	$20.82	294,000
2nd Quarter 2003	$26.60	$19.67	515,500
1st Quarter 2003	$20.00	$16.30	132,000

At January 31, 2005, there were approximately 724 record holders of common stock of the Company. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

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

The Company paid cash dividends to shareholders of  $ 0.145 per share on January 21, 2004, and $0.16 per share on April 21, 2004, July 21, 2004 and October 20, 2004. During the previous year, the Company paid cash dividends to shareholders of  $ 0.13 per share on January 22, 2003, and $0.145 per share on April 23, 2003, July 23, 2003 and October 22, 2003.

The amount and payment of dividends by the Company to shareholders are set by the Company’s Board of Directors with numerous factors involved including the Company’s earnings, financial condition and the need for capital for expanded growth and general economic conditions. No assurance can be given that cash or stock dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as for December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	108,000	$16.05	100,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	108,000	$16.05	100,000

A complete description of the above plans is included in Note 10 of the Company’s Financial Statements in Item 8 of this Annual Report on Form 10K, and is hereby incorporated by reference.

Purchases of Equity Securities by Affiliates and Associated Purchasers

			Total Number of	Maximum Number
		Weighted	Shares Purchased	of Shares That May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	Of Shares	Price Paid	Announced Plan	Under the Plans
Period	Purchased	per Share	or Program	or Programs
10/1/04 to 10/31/04	0	N/A	0	190,062
11/09/2004 to 11/29/2004	1,007	$23.69	1,007	189,055
12/03/2004	775	$24.91	775	188,280

Total fourth quarter 2004	1,782	$24.22	1,782

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

Item 6 - Selected Financial Data

The following table sets forth certain selected financial data for the Bank for each of the years in the five-year periods ended December 31, 2004 and should be read in conjunction with the more detailed information and financial statements contained elsewhere herein (in thousands except per share data and ratios).

	December 31,
(in thousands except per share data and ratios)	2004	2003	2002	2001	2000
Summary of Year-to-Date Earnings:
Interest income and loan fees	$30,748	$26,927	$28,716	$30,063	$28,941
Interest expense	6,433	7,260	11,516	13,411	11,544
Net interest income	24,315	19,667	17,200	16,652	17,397
Provision for credit losses	1,145	1,713	1,963	1,733	1,580
Net interest income after
Provision for credit losses	23,170	17,954	15,237	14,919	15,817
Noninterest income	4,868	6,271	5,368	4,277	2,538
Noninterest expense	14,667	11,855	10,860	9,818	8,648
Income before taxes on income	13,371	12,370	9,745	9,378	9,707
Taxes on income	4,966	4,664	2,912	3,185	3,450
Net Income	$8,405	$7,706	$6,833	$6,193	$6,257
Per Share Data:
Net Income – Basic	$1.49	$1.41	$1.27	$1.14	$1.16
Net Income – Diluted	$1.48	$1.40	$1.25	$1.11	$1.12
Average shares outstanding – Basic	5,630,256	5,459,926	5,400,751	5,443,734	5,374,734
Average shares outstanding – Diluted	5,667,243	5,511,670	5,487,038	5,563,855	5,587,292
Cash dividends paid	$0.63	$0.57	$0.51	$0.45	$0.36
Financial Position at Period-end:
Total assets	$611,696	$506,588	$519,316	$450,928	$356,832
Total net loans and leases	390,334	338,716	343,042	331,163	256,802
Total deposits	536,672	440,444	423,987	368,651	271,862
Total shareholders’ equity	53,236	45,036	40,561	36,059	33,749
Book value per share	$9.39	$8.17	$7.50	$6.68	$6.23
Selected Financial Ratios:
Return on average assets	1.52%	1.51%	1.37%	1.55%	1.95%
Return on average shareholders’ equity	16.81%	17.80%	17.64%	17.25%	20.05%
Average shareholders’ equity to average assets	9.01%	8.48%	7.76%	9.00%	9.71%
Allowance for credit losses as a percentage of total nonperforming loans	42.51%	32.58%	36.00%	34.23%	134.27%
Net charge-offs to average loans	0.12%	0.34%	0.25%	0.35%	0.19%
Allowance for credit losses as a percentage of period-end loans	1.82%	1.76%	1.59%	1.33%	1.45%
Dividend payout ratio	43.16%	40.07%	40.94%	40.09%	32.14%

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

As a result, the Company reversed related net state tax benefits recorded in the first three quarters of 2003 and took no such benefit in the 4th quarter. The Company has recorded no state tax liability for 2002. United Security Bancshares and its financial advisors believe that the Company’s position has merit and the Company will pursue its tax claims and defend its use of these entities and transactions. The Company cannot predict at this time what the ultimate outcome will be.

Effective April 23, 2004, the Company announced the completion of a merger with Taft National Bank headquartered in Taft, California. Taft National Bank (“Taft”) was merged into United Security Bank and Taft’s two branches will operate as branches of United Security Bank. The total consideration paid to Taft shareholders was 241,447 shares of the Company’s Common Stock valued at just over approximately $6 million. As a result of the merger, the Company acquired $15.4 million in cash and short-term investments, $23.3 million in loans, and $48.2 million in deposits. This transaction was accounted for using the purchase accounting method, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Taft based on the fair value of those assets and liabilities. The consolidated statement of income includes the operations of Taft from the date of the acquisition to December 31, 2004.

The Company currently has ten banking branches and one construction lending office, which provide financial services in Fresno, Madera, and Kern counties. As a community-oriented bank, the Company continues to seek ways to better meet its customers’ needs for financial services, and to expand its business opportunities in today’s ever-changing financial services environment. The Company’s strategy is to be a better low-cost provider of services to its customer base while enlarging its market area and corresponding customer base to further its ability to provide those services.

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

The following table summarizes the year-to-date averages of the components of interest-bearing assets as a percentage of total interest bearing assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	12/31/04	12/31/03	12/31/02
Loans	75.12%	75.39%	76.08%
Investment securities	18.58%	19.88%	19.24%
Interest-bearing deposits in other banks	1.57%	1.81%	0.67%
Federal funds sold	4.73%	2.92%	4.01%
Total earning assets	100.00%	100.00%	100.00%

NOW accounts	11.54%	8.25%	7.22%
Money market accounts	23.85%	20.08%	16.03%
Savings accounts	7.65%	6.34%	5.32%
Time deposits	52.77%	57.79%	58.60%
Other borrowings	0.22%	3.53%	8.86%
Trust Preferred Securities	3.97%	4.01%	3.97%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

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

During 2004, the Company increased its business development efforts, and as a result, realized increases in both loans and deposits during the year. Exclusive of loans and deposit acquired from Taft National Bank, the Company experienced increases of $30.2 million in loans, and $50.4 million in deposits between December 31, 2003 and December 31, 2004. The majority of the loan growth was in construction loans, although increases were also experienced in agricultural and installment loans. Deposit growth, exclusive of deposits acquired in the Taft merger were primarily in noninterest-bearing checking, which helped enhance the Company’s core deposit base.

With increases in market rates of interest experienced during the second half of 2004, the Company has realized increased net interest margins, and should continue to experience increases into 2005. With nearly 68% of the loan portfolio in floating rate instruments, benefits of rising rates were realized almost immediately on loan yields during the later half of 2004. Deposit rates lagged during the third quarter of 2004, but deposit-pricing pressures increased during the fourth quarter of 2004 and have continued into 2005. With additional rate increases anticipated during 2005, the Company should continue to realize strong net interest margins during the upcoming year.

The Company continues to emphasize relationship banking and core deposit growth, and has continued to focus greater attention on its market area of Fresno and Madera Counties, as well as its new markets in Kern County. The San Joaquin Valley and other California markets continue to benefit from construction lending and commercial loan demand from small and medium size businesses. During 2004, loan growth totaled more than $53.0 million, with $39.6 million or $74.7% of that growth occurring in real estate construction loans. Growth also occurred in agricultural and installment loans during 2004, as the Company has sought to diversify the loan portfolio as opportunities arise. In the future, the Company will continue to emphasize its core lending strengths of commercial real estate and construction lending, as well as small business financing, while expanding opportunities in agricultural, installment, and other loan categories when possible.

Deposit growth totaled $96.2 million during 2004, as compared to $16.5 million during 2003, with $50.4 million of that 2004 deposit growth resulting from the Taft National Bank merger. During the past several years, substantial increases have been experienced in the Company’s core deposit base, including noninterest-bearing checking accounts, as well as NOW and money market accounts. Time deposits have declined over the past three years, as the Company continues to emphasize core deposit growth as part of it s relationship banking strategy. Over the past several years, the Company has been able to control the level of time deposits to some degree with pricing strategies, and will continue to use pricing strategies to control the overall level of time deposits as part of its growth and liquidity planning process.

The Company will continue to evaluate its business plan as economic and market factors change in its market area. Growth and increased market share will be of primary importance during 2005 as the Company seeks additional opportunities within its market areas, particularly as a result of the recently acquired operations in Kern County.

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

If the loan portfolio were to increase by 10% proportionally throughout all loan classifications, the additional estimated provision to the allowance that would be required, based on the percentage allocations utilized at December 31, 2004, would be approximately $407,000 pretax ($240,000 net of tax). This includes an additional $125,000 ($74,000 net of tax) for criticized loans (those classified as special mention or worse and excluding those considered impaired under SFAS No. 114), and an additional $283,000 ($167,000 net of tax) for the remainder of the loan portfolio that is perfoming.

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

Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. The acquisition of Taft National Bank during April 2004 gave rise to goodwill totaling approximately $750,000. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually.  While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows.

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

On December 31, 2003 the California Franchise Tax Board (FTB) announced certain tax transactions related to real estate investment trusts (REITs) and regulated investment companies (RICs) will be disallowed pursuant to Senate Bill 614 and Assembly Bill 1601, which were signed into law in the 4th quarter of 2003.  As a result, the Company reversed related net state tax benefits recorded in the first three quarters of 2003 and took no such benefit in the 4th quarter. The Company continues to review the information available from the FTB and its financial advisors and believe that the Company’s position has merit.  The Company will pursue its tax claims and defend its use of these entities and transactions.  At this time, the Company cannot predict what the ultimate outcome will be; however, management believes it is not probable that these benefits will be reversed for the year ended December 31, 2002. If the FTB were to prevail against the Company in its defense of tax benefits taken during 2002, the negative effect to net income would be approximately $624,000, excluding any possible penalties and interest.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and requires that such transactions be accounted for using a fair value-based method. The Company will adopt the requirements of SFAS No. 123R using the modified-prospective method during the second quarter of 2005. SFAS No. 123R will require the Company to recognize as compensation expense, the fair value of stock options granted to employees and Directors of the Company beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The estimated additional pretax compensation expense to be recognized during 2005 is approximately $41,000.

Revenue recognition

The Company’s primary sources of revenue are interest income from loans and investment securities. Interest income is generally recorded on an accrual basis, unless the collection of such income is not reasonably assured or cannot be reasonably estimated. Pursuant to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, nonrefundable fees and costs associated with originating or acquiring loans are recognized as a yield adjustment to the related loans by amortizing them into income over the term of the loan using a method which approximates the interest method.  Other credit-related fees, such as standby letter of credit fees, loan placement fees and annual credit card fees are recognized as noninterest income during the period the related service is performed.

For loans placed on nonaccrual status, the accrued and unpaid interest receivable may be reversed at management’s discretion based upon management’s assessment of collectibility, and interest is thereafter credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan.

Results of Operations

For the year ended December 31, 2004, the Company reported net income of $8.4 million or $1.49 per share ($1.48 diluted) as compared to $7.7 million or $1.41 per share ($1.40 diluted) for the year ended December 31, 2003, and $6.8 million or $1.27 per share ($1.25 diluted) for the year ended December 31, 2002. Net income for 2004 increased  $699,000 from the previous year primarily as the result of increased yield and volume in earning assets combined with a substantial decrease in the cost of interest-bearing liabilities. Increases in market rates of interest during the second half of the year improved yields on earning assets, and the Company’s net interest margin.

The Company’s return on average assets was 1.52 % for the year ended December 31, 2004 as compared to 1.51 % and 1.37 % for the same twelve-month periods of 2003 and 2002, respectively. The Company’s return on average equity was 16.81% for the year ended December 31, 2004 as compared to 17.80 % and 17.64 % for the same twelve-month periods of 2003 and 2002, respectively.

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

Net interest income before provision for credit losses totaled $24.3 million for the year ended December 31, 2004 as compared to $19.7 million for the year ended December 31, 2003, and $17.2 million for the year ended December 31, 2002. This represents an increase of $4.6 million or 23.6 % between the years ended December 31, 2003 and 2004, as compared to an increase of $2.5 million or 14.3% between 2002 and 2003. The increase in net interest income between 2003 and 2004 is primarily the result of substantial growth in net average earning assets, combined with a decline in the cost of average interest-bearing liabilities, which was enhanced by an increase in average market rates of interest between those two twelve-month periods. The increase in net interest income between 2002 and 2003 is primarily the result of growth in net average earning assets, combined with a decline in average interest-bearing liabilities, which more than offset the decline in average market rates of interest between those two twelve-month periods.

Table 1. – Distribution of Average Assets, Liabilities and Shareholders’ Equity:

Interest rates and interest differentials

Years Ended December 31, 2004, 2003, and 2002

	2004			2003			2002
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)	$374,748	$26,558	7.09%	$353,562	$23,134	6.54%	$347,192	$24,521	7.06%
Investment Securities – taxable	90,473	3,442	3.80%	90,608	3,169	3.50%	84,904	3,617	4.26%
Investment Securities – nontaxable (2)	2,242	123	5.49%	2,613	132	5.05%	2,889	139	4.81%
Interest on deposits in other banks	7,845	310	3.95%	8,496	345	4.06%	3,048	138	4.53%
Federal funds sold and reverse repos	23,616	315	1.33%	13,714	147	1.07%	18,322	301	1.64%
Total interest-earning assets	498,924	$30,748	6.16%	468,993	$26,927	5.74%	456,355	$28,716	6.29%
Allowance for possible loan losses	(7,013)			(5,375)			(5,372)
Noninterest-bearing assets:
Cash and due from banks	24,141			18,449			17,728
Premises and equipment, net	6,608			3,960			2,839
Accrued interest receivable	2,141			2,226			2,891
Other real estate owned	2,417			4,348			9,186
Other assets	27,507			17,690			15,580
Total average assets	$554,725			$510,291			$499,207
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$44,585	$171	0.38%	$30,840	$146	0.47%	$27,275	$208	0.76%
Money market accounts	92,159	1,298	1.41%	75,111	1,103	1.47%	60,573	1,131	1.87%
Savings accounts	29,548	136	0.46%	23,705	124	0.52%	20,106	165	0.82%
Time deposits	203,839	3,983	1.95%	216,127	4,563	2.11%	221,387	7,686	3.47%
Other borrowings	858	23	2.68%	13,206	540	4.09%	33,476	1,427	4.26%
Trust Preferred securities	15,349	822	5.36%	15,000	784	5.23%	15,000	899	5.99%
Total interest-bearing liabilities	386,338	$6,433	1.67%	373,989	$7,260	1.94%	377,817	$11,516	3.05%
Noninterest-bearing liabilities:
Noninterest-bearing checking	113,836			89,713			79,974
Accrued interest payable	773			756			1,141
Other liabilities	3,791			2,539			1,544
Total average liabilities	504,738			466,997			460,476

Total average shareholders’ equity	49,987			43,294			38,731
Total average liabilities and
Shareholders’ equity	$554,725			$510,291			$499,207
Interest income as a percentage of average earning assets			6.16%			5.74%			6.29%
Interest expense as a percentage of average earning assets			1.29%			1.55%			2.52%
Net interest margin			4.87%			4.19%			3.77%

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $3,216,000, $1,889,000, and $1,352,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

(2) Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis because they are not material to the Company’s results of operations.

As summarized in Table 2, the increase in net interest income between the two twelve-month periods ended December 31, 2004 and 2003 is comprised of an increase in total interest income of approximately $3.8 million, which was enhanced by a decrease in total interest expense of approximately $827,000. The Bank’s net interest margin, as shown in Table 1, increased to 4.87% at December 31, 2004 from 4.19% at December 31, 2003, an increase of 68 basis points (100 basis points = 1%) between the two periods. The net margin of 4.19% reported during 2003 represents an increase of 42 basis points from the 3.77% net margin realized by the Company during 2002. While assets have grown over the past three years and the balance sheet mix has changed, interest rate movements over those three years have played a significant role in net interest income trends.  Market rates of interest decreased significantly between the years ended December 31, 2000 and 2001, and declined only moderately during 2002 and 2003. Then during the second half of 2004, rates began to rise significantly, with the prime rate rising 125 basis points between June 30, 2004 and December 31, 2004. As a result, the prime rate averaged 4.34% for the year ended December 31, 2004 as compared to 4.12% and 4.63% for the years ended December 31, 2003 and 2002, respectively.

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

Table 2.  Rate and Volume Analysis

	2004 compared to 2003			2003 compared to 2002
(In thousands)	Total	Rate	Volume	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$3,424	$1,979	$1,445	$(1,387)	$(1,830)	$443
Investment securities	264	282	(18)	(455)	(677)	222
Interest-bearing deposits in other banks	(35)	(10)	(25)	207	10	197
Federal funds sold and securities purchased under agreements to resell	168	42	126	(154)	(89)	(65)
Total interest income	3,821	2,293	1,528	(1,789)	(2,586)	797
Decrease in interest expense:
Interest-bearing demand accounts	220	(119)	339	(90)	(336)	246
Savings accounts	12	(16)	28	(41)	(67)	26
Time deposits	(580)	(331)	(249)	(3,123)	(2,944)	(179)
Other borrowings	(517)	(139)	(378)	(887)	(56)	(831)
Trust Preferred securities	38	19	19	(115)	(115)	0
Total interest expense	(827)	(586)	(241)	(4,256)	(3,518)	(738)
Increase in net interest income	$4,648	$2,879	$1,769	$2,467	$932	$1,535

Total interest income increased approximately $3.8 million or 14.2% between the years ended December 31, 2003 and 2004, and is attributable to an increase in earning asset volume, as well as the yields on those earning assets. As with the previous year, earning asset growth was mainly in loans, with minor growth in federal funds sold during 2004. On average, loans grew by approximately $21.2 million between 2003 and 2004. The Company continues to maintain a high percentage of loans in its earning asset mix with loans averaging 75.1% of total earning assets for the year ended December 31, 2004, as compared to 75.4% and 76.1% for the years ended December 31, 2003 and 2002, respectively.

Total interest expense decreased approximately $827,000 between the years ended December 31, 2003 and 2004, as a result of decreases in the volume of interest-bearing liabilities, as well as the rates paid on those liabilities. Rates paid on interest-bearing liabilities declined in all categories except Trust Preferred securities, with the greatest declines experienced in time deposits and other borrowings. The Company’s deposit mix continues to change with continued declines in time deposit volume, which was more than offset by increases in the average volume of interest-bearing demand and savings accounts. On average, time deposits decreased $12.3 million, while interest-bearing demand and savings accounts increased on average by $30.8 million and $5.8 million, respectively, between the years ended December 31, 2003 and December 31, 2004.

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

Total interest expense decreased approximately $4.3 million or 37.0% for the year ended December 31, 2003 as compared to the year ended December 31, 2002. As with the previous year, the decrease between these two periods is primarily the result of a substantial decrease in the average rates paid on all interest-bearing categories, which was combined with a decrease in average balances of time deposits and other borrowings during the year. Average time deposit balances decreased $5.3 million and average balances on other borrowings decreased $20.3 million during 2003, and the average rate paid on time deposits and other borrowings declined 136 and 17 basis points, respectively, when compared to the year ended December 31, 2002. All other interest bearing-liability categories experienced increases in average volumes during 2003, which were more than offset by the average rates paid on those liabilities.

Provision for Credit Losses

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management’s continuous credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the year ended December 31, 2004 the provision to the allowance for credit losses amounted to $1.1 million as compared to $1.7 and $2.0 million for the years ended December 31, 2003 and 2002, respectively. In contrast to 2002 and 2003, the provisions made during 2004 were relatively stable throughout the year. The provision made during the fourth quarter of 2003 totaled $841,000, or approximately 49.1% of the total provision made during 2003, while the provision made during the fourth quarter of 2002 totaled $744,000, or approximately 39.4% of the total provision made during that year. The additional provisions made during the fourth quarters of 2003 and 2002 were in response to increased levels of nonperforming loans during those periods. Specifically, additional provisions for credit losses taken during the fourth quarter of 2003 are primarily the result of a nonperforming lease portfolio totaling approximately $5.5 million. For further discussion, see “Asset quality and allowance for credit losses” included in the financial condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The amount provided to the allowance for credit losses during 2004 brought the allowance to 1.82% of net outstanding loan balances at December 31, 2004, as compared to 1.76% of net outstanding loan balances at December 31, 2003, and 1.59% at December 31, 2002.

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicted and the net changes between those years:

	Years Ended December 31,			Increase (decrease) during Year
(In thousands)	2004	2003	2002	2004	2003
Customer service fees	$4,438	$3,789	$3,895	$649	$(106)
Gain (loss) on sale of securities	35	(58)	485	93	(543)
Gain on sale of loans	0	21	103	(21)	(82)
(Loss) gain on sale of OREO	(98)	80	4	(178)	76
Gain on sale of interest-bearing deposits in other banks	0	186	0	(186)	186
Shared appreciation income	8	1,813	267	(1,805)	1,546
Other	485	440	614	45	(174)
Total	$4,868	$6,271	$5,368	$(1,403)	$903

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers and, to a lesser extent, gains on sales of Company assets and other miscellaneous income. Noninterest income for the year ended December 31, 2004 decreased $1.4 million when compared to the previous year, and decreased $500,000 when compared to the year ended December 31, 2002. Increases in customer service fees totaled $649,000 between 2003 and 2004, and were comprised of increases in ATM and overdraft charges, as well as additional fee revenue generated by the two Kern County branches acquired during April 2004. Shared appreciation income declined $1.8 million between 2003 and 2004, as 2003 levels were not again realized during 2004. Shared appreciation income results from agreements between the Company and the borrower on certain construction loans where the Company agrees to receive interest on the loan at maturity rather than monthly and the borrower agrees to share in the profits of the project. The profit is determined by the appraised value of the completed project and subsequent refinancing or sale of the project. Due to the difficulty in calculating future values, shared appreciation income is recognized when received. The Company does not participate in a significant number of shared appreciation projects, and as a result, does not anticipate large amounts of shared appreciation income on an ongoing basis.

Noninterest income for the year ended December 31, 2003 increased $900,000 when compared to the previous year. Shared appreciation income on commercial real estate increased $1.5 million between the two years ended December 31, 2003 and 2002, and was a major contributing factor to the overall increase in noninterest income during 2003. Customer service fees declined by $106,000 during the year ended December 31, 2003, which is attributable to modest declines in checking service charges and overdraft fee income. Gain on sale of interest-bearing deposits in other banks totaled $186,000 during 2003, and resulted from the sale of investment CD’s. In addition, and in contrast to previous years, losses on sales of securities were experienced during 2003 as securities were called prior to maturity.

Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
		% of		% of		% of
		Average		Average		Average
		Earning		Earning		Earning
(Dollars in thousands)	Amount	Assets	Amount	Assets	Amount	Assets
Salaries and employee benefits	$6,663	1.34%	$5,089	1.09%	$4,895	1.07%
Occupancy expense	2,197	0.44%	1,658	0.35%	1,730	0.38%
Data processing	659	0.13%	515	0.11%	553	0.12%
Professional fees	1,209	0.24%	991	0.21%	965	0.21%
Directors fees	192	0.04%	184	0.04%	201	0.04%
Amortization of intangibles	470	0.09%	353	0.08%	360	0.08%
Correspondent bank service charges	318	0.06%	281	0.06%	289	0.06%
Writedowns on OREO	35	0.01%	403	0.09%	132	0.03%
Loss on CA Tax Credit Partnership	395	0.08%	276	0.06%	210	0.05%
Other	2,529	0.51%	2,105	0.45%	1,525	0.33%
Total	$14,667	2.94%	$11,855	2.53%	$10,860	2.38%

Noninterest expense, excluding provision for credit losses and income tax expense, totaled $14.7 million for the year ended December 31, 2004 as compared to $11.9 million and $10.9 million for the years ended December 31, 2003 and 2002, respectively. These figures represent an increase of $2.8 million or 23.7% between the years ended December 31, 2004 and 2003 and an increase of $1.0 million or 9.2% between the years ended December 31, 2003 and 2002. Noninterest expense increases between the three years presented are associated primarily with normal, anticipated growth of the Company, as well as additional costs associated with the two new Kern County branches acquired in the Taft merger, and the new downtown Convention Center branch, all three of which are 2004 additions. As a percentage of average earning assets, total noninterest expense has experienced moderate increases over the past three years as the Company has controlled overhead expenses while experiencing profitable growth. Noninterest expense amounted to 2.94% of average earning assets for the year ended December 31, 2004 as compared to 2.53% at December 31, 2003 and 2.38% at December 31, 2002.

With the addition of the Taft and Bakersfield branches acquired as part of the Taft National Bank merger in April 2004, increases have been experienced in salaries, occupancy, data processing, intangible amortization, and other related expenses.  Professional fees increased over the three years presented as the result of additional legal expenses associated with impaired loans during 2003, increased audit fees, and the formation of the Bank’s subsidiary REIT during 2002. While legal fees associated with impaired loans declined between 2003 and 2004, the Company incurred an additional $463,000 in audit fees associated with Sarbanes-Oxley compliance during 2004. The Company became an accelerated filer during 2004 (as defined by the SEC), and as a result became subject to the Section 404 internal control reporting requirements of the Sarbanes-Oxley Act effective December 31, 2004. Increases in other noninterest expense over the three years presented are associated with normal business growth and, include a number of items such as telephone, postage, insurance, and armored car expenses. The increases in other noninterest expense during 2003 included an additional $164,000 in expenses to maintain OREO properties, and a decline of $233,000 in OREO expenses between 2003 and 2004.

Financial Condition

Total assets increased by $105.1 million or 20.8% during the year to $611.7 million at December 31, 2004, and increased $92.4 million or 17.8% from the balance of $519.3 million at December 31, 2002. The increase in assets experienced during 2004 was partially the result of the purchase of Taft National Bank during April 2004, which added approximately $50.0 million in assets.

Deposit growth experienced during the year, particularly in noninterest-bearing checking, NOW, and money market accounts, added additional growth which was utilized to fund loan growth or increase the Company’s security portfolio. During the year ended December 31, 2004, net loans increased $51.6 million, investment securities increased $28.5 million, while federal funds sold and interest-bearing deposits in other banks remained level between the two period-ends. Total deposits of $536.7 million at December 31, 2004 increased $96.2 million or 21.9% from the balance reported at December 31, 2003, and increased $112.7 million or 26.6% from the balance of $424.0 million reported at December 31, 2002.

Earning assets averaged approximately $498.9 million during the year ended December 31, 2004, as compared to $469.0 million and $456.4 million for the years ended December 31 2003 and 2002, respectively. Average interest-bearing liabilities increased to $386.3 million for the year ended December 31, 2004, as compared to $374.0 million for the year ended December 31, 2003, and increased from the balance of $377.8 million for the year ended December 31, 2002.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $398.7 million at December 31, 2004, representing an increase of $53.0 million or 15.3% when compared to the balance of $345.7 million at December 31, 2003, and an increase of $49.6 million or 14.2% when compared to the balance of $349.1 million reported at December 31, 2002.  Average loans totaled $374.7 million, $353.6 million, and $347.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. During 2004 average loans increased 6.0% when compared to the year ended December 31, 2003 and increased 7.9% compared to the year ended December 31, 2002.

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:

	2004		2003		2002		2001		2000
	Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial and industrial	$123,720	31.0%	$116,991	33.9%	$117,293	33.6%	$102,280	30.4%	$66,435	25.4%
Real estate – mortgage	88,187	22.1	96,381	27.9	100,417	28.9	111,425	33.1	113,140	43.3
Real estate – construction	137,523	34.5	97,930	28.3	95,024	27.2	92,764	27.6	61,038	23.4
Agricultural	23,416	5.9	15,162	4.4	16,877	4.8	12,987	3.9	7,240	2.8
Installment/other	13,257	3.3	6,617	1.9	7,811	2.2	6,647	2.0	10,291	3.9
Lease financing	12,581	3.2	12,581	3.6	11,632	3.3	10,184	3.0	3,225	1.2
Total Loans	$398,684	100.0%	$345,662	100.0%	$349,054	100.0%	$336,287	100.0%	$261,369	100.0%

Loans increased more than $53.0 million during 2004 due in part to the merger with Taft National Bank, and in part to internal loan growth. The Taft merger brought with it approximately $23.3 million in loans, and the additional increase of $30.2 million included increases of $35.0 million in construction loans, $7.2 million in agricultural loans, and $5.3 million in consumer installment loans. Exclusive of the Taft merger, commercial and industrial loans declined by $9.0 million, and real estate mortgage loans declined by $8.4 million. The Company has experienced substantial increases in construction lending during 2004, as the residential housing and commercial real estate markets remain strong within the San Joaquin Valley. Between the time of the merger during April 2004 and year-end, the two branches acquired from Taft National in Kern County have experienced increases in loans of almost $11.4 million.

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

Loan volume continues to be greatest in what has historically been the Bank’s primary lending emphasis: commercial, real estate mortgage, and construction lending. During 2004, loan growth occurred in all categories except real estate mortgage loans, with total loans growing by $53.0 million or 15.3% between December 31, 2003 and December 31, 2004. The only loan growth experienced during 2003 occurred in real estate construction and lease financing loans, which increased by $3.0 million or 3.1%, and $949,000 or 8.2%, respectively, during the year. Modest decreases were experienced in all other loan categories during 2003.  At December 31, 2004, approximately 82% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Construction loans continue to be a significant focus for the Company and increased $39.6 million or 40.0 % during 2004, increased $3.0 million or 3.1% during 2003, and increased $2.3 million or 2.4% during 2002. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects.  Agricultural loans consisting of mostly short-term, floating rate loans for crop financing, increased $8.3 million or 54.4% between December 31, 2003 and December 31, 2004, while installment loans increased $6.6 million or 100.3% during that same period. Since 2000, the Company has offered lease financing, with growth of $1.0 million or 8.2% experienced during 2003, as compared to $1.4 million or 14.5% during the year ended December 31, 2002. Lease financing loans remained level during 2004.

The real estate mortgage loan portfolio totaling $88.2 million at December 31, 2004 consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate is the core of this segment of the portfolio, with balances of $62.5 million, $86.1 million, and $82.6 million at December 31, 2004, 2003, and 2002, respectively. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and, are mainly tied to commercial income and multi-family residential properties. The Company does not currently offer traditional residential mortgage loans and, as a result, that portion of the portfolio generally has been small over time with balances of $21.6 million, $5.2 million, and $7.8 million at December 31, 2004, 2003 and 2002, respectively. The Company purchased a portfolio of fixed-rate jumbo mortgages during the fourth quarter of 2004, which accounted for $14.0 million of the outstanding mortgage loans at December 31, 2004. The Company does provide mortgage loans through a third-party service provider through the Company’s website. The Company also offers short to medium-term, fixed-rate, home equity loans, which totaled $4.1 million at December 31, 2004, $5.0 million at December 31, 2003, and $10.0 million at December 31, 2002.

The following table sets forth the maturities of the Bank’s loan portfolio at December 31, 2004. Amounts presented are shown by maturity dates rather than repricing periods:

		Due after one
	Due in one	Year through	Due after
(In thousands)	year or less	Five years	Five years	Total
Commercial and agricultural	$73,118	$60,891	$13,127	$147,136
Real estate – construction	111,198	26,284	41	137,523
	184,316	87,175	13,168	284,659
Real estate – mortgage	12,297	51,001	24,889	88,187
All other loans	7,289	16,057	2,492	25,838
Total Loans	$203,902	$154,233	$40,549	$398,684

The average yield on loans was 7.09% for the year ended December 31, 2004, representing an increase of 55 basis points when compared to the year ended December 31, 2003 and was a result of a significant increase in average market rates of interest during the second half of 2004. For the year ended December 31, 2003, the overall average yield on the loan portfolio was 6.54%, representing a decrease of 52 basis points when compared to 7.06% for the same twelve-month period of 2002 and was a result of a general decline in average market rates of interest during 2003. The Bank’s loan portfolio is generally comprised of short-term or floating rate loans and is therefore susceptible to fluctuations in market rates of interest. At December 31, 2004, 2003 and 2002, approximately 67.4%, 66.5% and 68.7% of the Bank’s loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank’s fixed and floating rate loans at December 31, 2004. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

		Due after one
	Due in one	Year through	Due after
(In thousands)	year or less	Five years	Five years	Total
Accruing loans:
Fixed rate loans	$38,436	$53,652	$25,416	$117,504
Floating rate loans	160,600	88,798	15,100	264,498
Total accruing loans	199,036	142,450	40,516	382,002
Nonaccrual loans:
Fixed rate loans	615	5,325	33	5,973
Floating rate loans	4,251	6,458	0	10,709
Total nonaccrual loans	4,866	11,783	33	16,682
Total Loans	$203,902	$154,233	$40,549	$398,684

Securities

Following is a comparison of the amortized cost and approximate fair value of available-for-sale and held-to-maturity securities for the three years indicated:

	December 31, 2004				December 31, 2003
		Gross	Gross	Fair Value		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Carrying	Amortized	Unrealized	Unrealized	(Carrying
(In thousands)	Cost	Gains	Losses	Amount)	Cost	Gains	Losses	Amount)
Available-for-sale:
U.S. Treasuries	$399	$0	$(2)	$397	$0	$0	$(0)	$0
U.S. Government agencies	$89,329	$312	$(764)	$88,877	$58,666	$613	$(354)	$58,925
U.S. Government agency collateralized mortgage obligations	31	0	0	31	54	0	0	54
Obligations of state and political subdivisions	2,242	155	0	2,397	2,613	201	0	2,814
Other investment securities	20,703	70	(225)	20,548	21,646	421	(125)	21,942
Total available-for-sale	$112,704	$537	$(991)	$112,250	$82,979	$1,235	$(479)	$83,735

	December 31, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agencies	$63,794	$1,570	$(0)	$65,364
U.S. Government agency collateralized mortgage obligations	84	4	(0)	88
Obligations of state and political subdivisions	2,795	178	(0)	2,973
Other investment securities	36,158	5	(21)	36,142
Total available-for-sale	$102,831	$1,757	$(21)	$104,567

Included in other investment securities at December 31, 2004, is a short-term government securities mutual fund totaling $7.8 million, a commercial asset-backed trust totaling $4.6 million, a CRA-qualified mortgage fund totaling $5.0 million, and Trust Preferred securities pools totaling $3.2 million. Included in other debt securities at December 31, 2003 is a short-term government securities mutual fund totaling $7.9 million, a commercial asset-backed trust totaling $5.6 million, and Trust Preferred securities pools totaling $8.4 million. Included in other debt securities at December 31, 2002 is a short-term government securities mutual fund totaling $10.0 million, a money market mutual fund totaling $23.0 million, and a Trust Preferred securities pool totaling $3.1 million.  The commercial asset-backed trust consists of fixed and floating rate commercial and multifamily mortgage loans. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

Realized gains on securities available-for-sale totaled $152,000 during 2004, $11,000 during 2003, and $509,000 during 2002. Realized losses on securities available-for-sale totaled $117,000 during 2004, $69,000 during 2003 and $24,000 during 2002.

Investment securities increased $28.5 million between December 31, 2003 and December 31, 2004, as deposit growth during 2004 outpaced loan growth. The Taft merger during April 2004 contributed an additional $9.2 million in investment securities, and $10.0 million in federal funds sold to the balance sheet during 2004.

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

Securities that have been temporarily impaired less than 12 months at December 31, 2004 are comprised of twenty-two (22) U.S. government agency securities, one other investment security, and one U.S. treasury security with a total weighted average life of 4.2 years. As of December 31, 2004, there were four U.S. government agency securities and two other investment securities with a total weighted average life of 0.81 years that have been temporarily impaired for twelve months or more. Because the decline in market value is attributable to changes in market rates of interest rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

The following summarizes temporarily impaired investment securities at December 31, 2004:

	Less than 12 Months		12 Months or More		Total
	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
(In thousands)	Amount)	Losses	Amount)	Losses	Amount)	Losses
Securities available for sale:
U.S. Treasury securities	$398	$(2)	$0	$0	$398	$(2)
U.S. Government agencies	58,533	(570)	10,174	(194)	68,707	(764)
U.S. Government agency collateralized mortgage Obligations	0	0	0	0	0	0
Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	1,590	(5)	12,824	(220)	14,414	(225)
Total impaired securities	$60,521	$(577)	$22,998	$(414)	$83,519	$(991)

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2004 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year to five years		After five years to ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale:
U.S. Treasuries	$397	1.88%	$—	—%	$—	—%	$—	—%	$397	1.88%
U.S. Government agencies	4,910	3.20%	59,034	3.37%	—	—%	24,933	3.32%	88,877	3.32%
U.S. Government agency collateralized mortgage obligations	—	—	—	—	—	—	31	5.15%	31	5.15%
Obligations of state and political subdivisions	393	4.53%	—	—%	678	4.78%	1,326	4.99%	2,397	5.19%
Other investment securities	7,817	3.07%	4,963	2.52%	—	—	7,768	7.01%	20,548	4.39%
Total estimated fair value	$13,517	3.12%	$63,997	3.30%	$678	4.78%	$34,058	4.23%	$112,250	3.55%

(1) Weighted average yields are not computed on a tax equivalent basis

At December 31, 2004 and 2003, available-for-sale securities with an amortized cost of approximately $70.7 million and $61.3 million, respectively (fair value of $70.4 million and $61.7 million, respectively) were pledged as collateral for public funds, FHLB borrowings, and treasury tax and loan balances.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Total deposits increased $96.2 million or 21.9% during the year to a balance of $536.7 million at December 31, 2004 and increased $16.5 million or 3.9% between December 31, 2002 and December 31, 2003. Deposit growth during 2004 is largely attributable to deposits acquired through the merger with Taft National Bank, which amounted to $48.2 million at the date of merger. Core deposits, consisting of all deposits other than time deposits of $100,000 or more and brokered deposits, continue to provide the foundation for the Bank’s principal sources of funding and liquidity. These core deposits amounted to 73.4%, 70.1% and 69.4% of the total deposit portfolio at December 31, 2004, 2003 and 2002, respectively.

The following table sets forth the year-end amounts of deposits by category for the years indicated, and the dollar change in each category during the year:

	December 31,			Change during Year
(In thousands)	2004	2003	2002	2004	2003
Noninterest-bearing deposits	$129,970	$94,597	$89,000	$35,373	$5,597
Interest-bearing deposits:
NOW and money market accounts	173,943	120,375	100,199	53,568	20,176
Savings accounts	32,775	23,691	21,138	9,084	2,553
Time deposits:
Under $100,000	61,626	75,640	85,564	(14,014)	(9,924)
$ 100,000 and over	138,358	126,141	128,086	12,217	(1,945)
Total interest-bearing deposits	406,702	345,847	334,987	60,855	10,860
Total deposits	$536,672	$440,444	$423,987	$96,228	$16,457

During the years ended December 31, 2004 and December 31, 2003, increases were experienced in all deposit categories, except in time deposits, with the greatest increases being in interest-bearing checking accounts. The Company continues to emphasize core deposits as part of its relationship banking strategy. As a result, deposits continue to grow in the Company’s deposit categories of NOW and money market accounts, and savings accounts, as well as noninterest-bearing checking accounts. Substantial increases have been experienced in these deposit categories between 2002 and 2004 as the result of both an increase in the total number of accounts as well as an increase in the average balance per account, particularly in money market accounts. With market rates of interest at or near historical lows during that period, money market accounts, with their tiered interest-rate features, have become increasingly attractive to depositors.

As mentioned previously, growth in time deposits has fluctuated over the past several years, as the Company has been able to control the level of these deposits to some degree with pricing strategies. Time deposits, including brokered and other out-of-market deposits were allowed to grow during 2002 as the funds were needed for loan growth, but then allowed to run-off as they matured during 2003 as the need for such deposits diminished. During 2004, total time deposits remained level when compared to the previous year, yet decreases of $14.0 million were experienced in time deposits under $100,000, which were almost offset by increases of $12.2 million in time deposits of $100,000 or more. Increase in time deposits of $100,000 or more were primarily the result of brokered deposits acquired to maintain liquidity levels and to fund loan growth. The Company has utilized brokered deposits over the past several years to enhance its deposit growth, with brokered deposits totaling $37.8 million, $32.4 million, and $26.3 million at December 31, 2004, 2003 and 2002, respectively. In addition, the Company has been able to obtain time deposits from the State of California, which totaled $40.0 million at December 31, 2004, 2003 and 2002. The time deposits of the State of California are collateralized by pledged securities in the Company’s investment portfolio. The Company will continue to use pricing strategies to control the overall level of time deposits as part of its growth and liquidity planning process.

The Company’s deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $60.9 million or 17.6%  between December 31, 2003 and December 31, 2004, while noninterest-bearing deposits increased $35.4 million or 37.4% between the same two periods presented. Between December 31, 2002 and December 31, 2003, total interest-bearing deposits increased $10.9 million or 3.2% , while noninterest-bearing deposits increased $5.6 million or 6.3%.

On a year-to-date average, the Company experienced an increase of $48.5 million or 11.1 % in total deposits between the years ended December 31, 2003 and December 31, 2004. Between these two periods, average interest-bearing deposits increased $24.3 million or 7.0% , while total noninterest-bearing checking increased $24.1 million or 26.9% on a year-to-date average basis. On average, the Company experienced increases in all deposit categories between the years ended December 31, 2003 and December 31, 2004, except time deposits, which decreased $12.3 million on average during 2004. On a year-to-date average basis, total deposits increased $26.2 million or 6.4% between the years ended December 31, 2002 and December 31, 2003.  Of that total, interest-bearing deposits increased by $16.4 million or 5.0% , while noninterest-bearing deposits increased $9.7 million or 12.2%  during 2003.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
	Average		Average		Average
(Dollars in thousands)	Balance	Rate%	Balance	Rate%	Balance	Rate%
Interest-bearing deposits:
Checking accounts	$136,744	1.07%	$105,951	1.18%	$87,848	1.52%
Savings	29,548	0.46%	23,705	0.52%	20,106	0.82%
Time deposits (1)	203,839	1.95%	216,127	2.11%	221,387	3.47%
Noninterest-bearing deposits	113,836		89,713		79,974

(1) Included at December 31, 2004, are $138.4 million in time certificates of deposit of $100,000 or more, of which $37.9 million matures in three months or less, $59.7 million matures in 3 to 6 months, $21.7 million matures in 6 to 12 months, and $19.1 million matures in more than 12 months.

Short-term Borrowings

The Company has the ability to obtain borrowed funds consisting of federal funds purchased, securities sold under agreements to repurchase (“repurchase agreements”) and Federal Home Loan Bank (“FHLB”) advances as alternatives to retail deposit funds. The Company has established collateralized and uncollateralized lines of credit with several correspondent banks, as well as a securities dealer, for the purpose of obtaining borrowed funds as needed. The Company may continue to borrow funds in the future as part of its asset/liability strategy, and may use these funds to acquire certain other assets as deemed appropriate by management for investment purposes and to better utilize the capital resources of the Bank. Federal funds purchased represent temporary overnight borrowings from correspondent banks and are generally unsecured. Repurchase agreements are collateralized by mortgage backed securities and securities of U.S. Government agencies, and generally have maturities of one to six months, but may have longer maturities if deemed appropriate as part of the Company’s asset/liability management strategy. FHLB advances are collateralized by the Company’s investment in FHLB stock, securities, and certain qualifying mortgage loans. In addition, the Company has the ability to obtain borrowings from the Federal Reserve Bank of San Francisco, which would be collateralized by certain pledged loans in the Company’s loan portfolio. The lines of credit are subject to periodic review of the Company’s financial statements by the grantors of the credit lines. Lines of credit may be modified or revoked at any time if the grantors feel there are adverse trends in the Company’s financial position.

The Company had collateralized and uncollateralized lines of credit aggregating $169.1 million and $130.6 million, as well as FHLB lines of credit totaling $26.7 million and $31.8 million at December 31, 2004 and 2003, respectively. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR.

The table below provides further detail of the Company’s federal funds purchased, repurchase agreements and FHLB advances for the years ended December 31, 2004, 2003 and 2002:

	December 31,
(Dollars in thousands)	2004	2003	2002
At period end:
Federal funds purchased	$0	$0	$0
Repurchase agreements	0	0	0
FHLB advances	0	0	35,400
Total at period end	$0	$0	$35,400
Average ending interest rate – total	0.00%	0.00%	4.17%
Average for the year:
Federal funds purchased	$658	$745	$77
Repurchase agreements	0	0	218
FHLB advances	0	11,973	32,398
Total average for the year	$658	$12,718	$32,693
Average interest rate – total	1.92%	4.04%	4.22%
Maximum total borrowings outstanding at any month-end during the year:
Federal funds purchased	$6,480	$0	$1,995
Repurchase agreements/FHLB advances	0	35,400	35,400
Total	$6,480	$35,400	$37,395

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

Loan Segments for Loan Loss Reserve Analysis		Loan Balance at December 31,
(dollars in 000’s)		2004	2003	2002	2001	2000
1	Commercial and Business Loans	$115,831	$107,068	$105,513	$88,864	$55,993
2	Government Program Loans	7,889	9,923	11,780	13,416	10,442
	Total Commercial and Industrial	123,720	116,991	117,293	102,280	66,435

3	Commercial Real Estate Term Loans	62,501	86,142	82,600	83,328	89,504
4	Single Family Residential Loans	21,567	5,240	7,827	13,363	6,147
5	Home Improvement/Home Equity Loans	4,119	4,999	9,990	14,734	17,489
	Total Real Estate Mortgage	88,187	96,381	100,417	111,425	113,140

6	Total Real Estate Construction Loans	137,523	97,930	95,024	92,764	61,038

7	Total Agricultural Loans	23,416	15,162	16,877	12,987	7,240

8	Consumer Loans	12,440	6,134	7,423	6,131	9,814
9	Overdraft protection Lines	664	341	221	341	289
10	Overdrafts	153	142	167	175	188
	Total Installment/other	13,257	6,617	7,811	6,647	10,291

11	Total Lease Financing	12,581	12,581	11,632	10,184	3,225

	Total Loans	$398,684	$345,662	$349,054	$336,287	$261,369

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

The formula allowance includes reserves for certain off-balance sheet risks including letters of credit, unfunded loan commitments, and lines of credit. Reserves for undisbursed commitments are generally formula allocations based on the Company’s historical loss experience and other loss factors, rather than specific loss contingencies. During 2004, the Company reclassified reserves for off-balance sheet commitments totaling $507,000 as other liabilities pursuant to current accounting guidance. Prior to 2004, the reserves for these off-balance sheet commitments are included in the Company’s allowance for credit losses, rather than a separate liability on the balance sheet because the reserve amounts are considered to be immaterial in relation to total liabilities. At December 31, 2004, 2003 and 2002 the formula reserve allocated to undisbursed commitments totaled $507,000 , $399,000 and $224,000 , respectively.

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentration, and 10) other business conditions. The ninth factor above for high balance loan concentration was added during 2002, and as a result, the impact to the allowance for credit losses for the inclusion of that factor amounted to approximately $206,000 , $183,000, and $132,000 for 2004, 2003, and 2002, respectively. Other than the added factor just mentioned, there were no changes in estimation methods or assumptions during 2003 that affected the methodology for assessing the overall adequacy of the allowance for credit losses.

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

At December 31, 2004 and 2003, the Company’s recorded investment in loans for which impairment has been recognized totaled $17.7 million and $18.7 million, respectively. Included in total impaired loans at December 31, 2004, are $12.0 million of impaired loans for which the related specific allowance is $3.2 million, as well as $5.7 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2003 included $7.3 million of impaired loans for which the related specific allowance is $2.3 million, as well as $11.4 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $16.6 million, $18.1 million and $11.3 million during the years ended December 31, 2004, 2003 and 2002, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the years ended December 31, 2004 and 2003, the Company recognized no income on such loans. For the year ended December 31, 2002, the Company recognized $3,000 of income on such loans.

The Company focuses on competition and other economic conditions within its market area, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. With interest rates rising significantly over the last six months, the Federal Reserve perceives economic growth as strong. Both business and consumer spending have improved during the past 18 months, with

GDP currently ranging between 3.5% and 4.0%. It is difficult to determine how long the Federal Reserve will continue to adjust interest rates in an effort to control the economy, however with the 125 basis point increase in the prime rate during the second half of 2004, and an additional 25 basis point increase during February 2005, further increases are anticipated during 2005. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. The local market has improved economically during the past several years while the rest of the state and the nation has experienced slowed economic growth. The local area residential housing markets continue to be very strong, which should bode well for sustained growth in the Company’s market areas of Fresno and Madera, and Kern Counties. Local unemployment rates remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates have improved during first several months of 2005. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state, although this growth may begin to slow as the Federal Reserve raises interest rates to control what it perceives as an accelerating economy. Management recognizes increased risk of loss due to the Company’s exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company’s allowance for credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the years indicated.

	December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
Total loans outstanding at end of period before deducting allowances for credit losses	$397,584	$344,797	$348,598	$335,620	$260,575
Average net loans outstanding during period	$374,748	$353,562	$347,192	$297,653	$230,305

Balance of allowance at beginning of period	$6,081	$5,556	$4,457	$3,773	$2,642
Loans charged off:
Real estate	0	0	0	0	0
Commercial and industrial	(14)	(1,080)	(659)	(874)	(430)
Lease financing	(496)	(161)	(238)	(162)	(0)
Installment and other	(80)	(33)	(36)	(40)	(44)
Total loans charged off	(590)	(1,274)	(933)	(1,076)	(474)
Recoveries of loans previously charged off:
Real estate	0	0	0	0	0
Commercial and industrial	82	61	37	23	11
Lease financing	29	25	31	4	0
Installment and other	25	0	1	0	14
Total loan recoveries	136	86	69	27	25
Net loans charged off	(454)	(1,188)	(864)	(1,049)	(449)

Reclassification of off-balance sheet reserve	(507)	0	0	0	0
Reserve acquired in business acquisition	986	0	0	0	0
Provision charged to operating expense	1,145	1,713	1,963	1,733	1,580
Balance of allowance for credit losses at end of period	$7,251	$6,081	$5,556	$4,457	$3,773

Net loan charge-offs to total average loans	0.12%	0.34%	0.25%	0.35%	0.19%
Net loan charge-offs to loans at end of period	0.11%	0.34%	0.25%	0.31%	0.17%
Allowance for credit losses to total loans at end of period	1.82%	1.76%	1.59%	1.33%	1.45%
Net loan charge-offs to allowance for credit losses	6.26%	19.54%	15.55%	23.54%	11.90%
Net loan charge-offs to provision for credit losses	39.65%	69.35%	44.01%	60.53%	28.42%

Management believes that the 1.82% credit loss allowance to total loans at December 31, 2004 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company’s service areas or other circumstances will not be reflected in increased losses in the loan portfolio. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

	2004		2003		2002		2001		2000
	Allowance		Allowance		Allowance		Allowance		Allowance
	for Loan	% of	for Loan	% of	for Loan	% of	for Loan	% of	for Loan	% of
(Dollars in thousands)	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans
Commercial and industrial	$2,497	31.0%	$1,755	33.9%	$3,080	33.6%	$1,951	30.4%	$1,328	25.4%
Real estate – mortgage	386	22.1%	508	27.9%	803	28.9%	899	33.1%	1,141	43.3%
Real estate – construction	1,753	34.5%	1,067	28.3%	1,046	27.2%	893	27.6%	606	23.4%
Agricultural	197	5.9%	188	4.4%	229	4.8%	123	3.9%	65	2.8%
Installment/other	103	3.3%	97	1.9%	99	2.2%	102	2.0%	72	3.9%
Lease financing	2,312	3.2%	2,466	3.6%	298	3.3%	120	3.0%	82	1.2%
Not allocated	3	—	0	—	1	—	369	—	479	—
	$7,251	100.0%	$6,081	100.0%	$5,556	100.0%	$4,457	100.0%	$3,773	100.0%

During 2004, reserve allocations increased for both commercial and industrial loans, as well as real estate construction loans. Increases in reserve allocations for commercial and industrial loans are the result of increases in classified loans in that category, while increases in reserve allocations for real estate construction loans are the result of increases in the overall volume of construction loans.

The increase in reserve allocations for lease financing loans between 2002 and 2003 is the result of the nonperformance of a purchased lease portfolio totaling $5.5 million. This lease portfolio is an impaired credit on non-accrual and has a specific allowance of $2.1 million allocated to it at December 31, 2004.  The specific allowance was determined based on an estimate of expected future cash flows.  The guarantor of those leases has entered court proceedings to discharge their guarantee based on the fact that many of the underlying leases were fraudulent.  The Company, based upon advice from its counsel, does not believe it is probable the guarantors’ fraud defense will prevail and intends to vigorously pursue the guarantee.  The Company believes the specific allowance as determined under SFAS No. 114 is adequate to cover probable losses for this lease portfolio.

During a regulatory examination during the fourth quarter of 2003, the lease portfolio in question was classified as doubtful by the Bank’s regulators based upon state regulatory guidelines.  California Financial Code Section 1951 requires that a credit where interest is past due and unpaid for more than one year, is not well secured and not in the process of collection be charged off.  The regulators requested that the Bank charge-off the principal balance in the first or second quarter of 2004 for regulatory purposes if the judge had not made a ruling on the case by March 31, 2004 or, if a ruling had been made but no principal payments had been received by June 30, 2004 because of the appeals process.  The Company believes that under generally accepted accounting principles, a total loss of principal is not probable and the specific allowance of $2.1 million calculated for the impaired lease portfolio under SFAS No. 114 is adequate.  At this time it is uncertain how much the Company will collect; however, management believes the Company will collect part, if not all, of the amounts due.

The court has not made a ruling on the lease case at this time. As a result, effective March 31, 2004, the Company charged off the entire $5.5 million principal balance for regulatory purposes. As a result of the regulatory charge-off, the Company has a difference between its regulatory accounting principles (RAP) books and its generally accepted accounting principles (GAAP) books. The financial entries made for regulatory reporting purposes resulted in a $5.5 million reduction in loan balances with a corresponding reduction in the reserve for credit losses. Additional provisions for credit losses of $3.5 million were also required for regulatory accounting purposes, which resulted in a reduction of $2.1 million in regulatory net income (net tax benefit of $1.4 million) for the year ended December 31, 2004 as compared to the financial statement presented under GAAP in this Form 10-K.

Company management was asked to meet on August 30, 2004 with representatives of Kemper Insurance Company (a wholly-owned subsidiary of Lumbermens Mutual Casualty Company) to discuss the possibility of settlement and other matters. Kemper representatives provided information regarding Kemper’s run-off plan, financial condition and discussed the concept of settlement. At the conclusion of the meeting, the Company decided to seek professional assistance in determining more about Kemper’s financial condition and the run-off plan through an independent source. Kemper agents indicated they would formulate and submit an offer of settlement in the future. The Company has hired a professional who is currently investigating the matter. The Company has recently received an offer of settlement from Kemper. The Company has made a counter-offer and is awaiting a response from Kemper.

The Company became aware of Kemper’s financial condition and run-off plan through Kemper representatives and from other Kemper-produced documents about the run-off plan approved by the Illinois Department of Financial and Professional Regulation-

Division of Insurance. The three-year plan is designed to help the Kemper meet its goal of resolving, to the maximum extent possible, all valid policyholder claims. Risks and uncertainties involved in implementing the plan include the needs to achieve significant policy buybacks and contract replacement, to commute reinsurance agreements, to conclude other surplus-enhancing transactions, to hire and retain the staff and resources necessary to implement the plan, to further reduce expenses, and to consummate agreements with regulators and other third parties. No assurance can be given that the plan will be successfully implemented. Kemper initiated a review of all reserves as of June 30, 2004 and can provide no assurance that additional reserves in excess of the June 30, 2004 surplus will not be required as a result of the planned reserve review.

If Kemper does not successfully implement its plan, current financial trends would render the company unable to meet its current policyholder obligations in the first few months of 2005. It is through initiatives such as a policy buyback effort, under which the company “buys back” certain commercial line policies in order to reduce its future loss exposure, and aggressive expense control measures that the company intends to successfully implement the plan. The run-off plan Kemper filed with State Regulators projects that the company will create approximately $200 million in surplus through various initiatives and further reduce already substantially downsized expenses by another $30 million. If successful, Kemper is projected to have a nominal amount of surplus and liquidity remaining as of December 31, 2006. In view of the risks and uncertainties involved in implementing the plan, including the need to achieve significant policy buybacks, commutation of reinsurance agreements, and further agreements with regulators, no assurance can be given that the plan will be successfully implemented. The Illinois Department of Insurance will continue to closely monitor Kemper’s progress in achieving the objectives of the run-off plan.

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

The following summarizes the Company’s allowance for credit losses related to the specific, formula, and unallocated reserves for the year-ends shown (amounts shown prior to 2003 have been adjusted to reflect the revised methodology for allocating the total allowance between the formula allowance and the specific allowance as discussed above):

	December 31,
(Dollars in 000’s)	2004	2003	2002	2001	2000
Formula allowance	$2,827	$3,737	$4,216	$3,973	$3,160
Specific allowance	4,421	2,344	1,339	115	134
Unallocated allowance	3	0	1	369	479
Total allowance	$7,251	$6,081	$5,556	$4,457	$3,773

At December 31, 2004, the Company’s allowance for credit losses was $7.3 million, consisting of $2.8 million in formula allowance, $4.4 million in specific allowance, and $3,000 in unallocated allowance. At December 31, 2004, $1.3 million of the specific allowance was allocated to commercial and industrial loans, and the remaining $2.1 million, $955,000 and $55,000 were allocated to lease financing loans, construction loans, and real estate mortgage loans, respectively. At December 31, 2003, the Company’s allowance for credit losses was $6.1 million, consisting of $3.7 million in formula allowance, and $2.3 million in specific allowance. At December 31, 2003, the specific allowance consisted of $49,000 allocated to commercial and industrial loans, and $2.3 million to lease financing loans. At December 31, 2002, the Company’s allowance for credit losses was $5.6 million, consisting of $4.2  million in formula allowance, $1.3 million in specific allowance, and $1,000 in unallocated allowance.

The total formula allowance decreased approximately $910,000 between 2003 and 2004, with decreases of $486,000, $269,000, and $177,000 experienced in commercial and industrial loans, construction loans, and real estate mortgage loans, respectively. The decrease in the formula allowance during 2004 was, in part, the result of a decrease of $5.2 million in special mention loans, and a decrease of $1.3 million in substandard loans.

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

The formula allowance increased in all loan categories except mortgage and installment loans during 2002 as the result of increases in loan balances during the year, as well as increases in the level of classified loans. The formula allowance increased by approximately $243,000 between December 31, 2001 and December 31, 2002. The increase in the formula allowance during 2002 was the result of several factors including, an increase of $5.7 million in substandard loans, an increase of $677,000 in doubtful loans, and an increase of approximately $13.6 million in “pass” loans during 2002. Special mention loans decreased approximately $506,000 between December 31, 2001 and December 31, 2002.

Although in some instances, the downgrading of a loan resulting from the factors used by the Company in its allowance analysis has been reflected in the formula allowance, management believes that in some instances, the impact of material events and trends has not yet been reflected in the level of nonperforming loans or the internal risk grading process regarding these loans. Accordingly, the Company’s evaluation of probable losses related to these factors may be reflected in the unallocated allowance. The evaluation of the inherent losses concerning these factors involve a higher degree of uncertainty because they are not identified with specific problem credits, and therefore the Company does not spread the unallocated allowance among segments of the portfolio. At December 31, 2004 the Company had an unallocated allowance of $3,000, reflecting an increase from the balance of $0 and $1,000 at December 31, 2003 and 2002, respectively Management’s estimates of the unallocated allowance are based upon a number of underlying factors including 1) the effect of deteriorating national and local economic trends, 2) the effects of export market conditions on certain agricultural and manufacturing borrowers, 3) the effects of abnormal weather patterns on agricultural borrowers, as well as other borrowers that may be impacted by such conditions, 4) the effect of increased competition in the Company’s market area and the resultant potential impact of more relaxed underwriting standards to borrowers with multi-bank relationships, 5) the effect of soft real estate markets, and 6) the effects of having a larger number of borrowing relationships which are close to the Company’s lending limit, any one if which were not to perform to contractual terms, would have a material impact on the allowance.

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

The following table sets forth the Company’s nonperformong assets as of the dates indicated:

	December 31,
(Dollars in thousands, except footnote)	2004	2003	2002	2001	2000
Nonaccrual loans (1)	$16,682	$18,656	$15,432	$13,019	$2,810
Restructured loans	0	9	0	0	0
Total nonperforming loans	16,682	18,665	15,432	13,019	2,810
Other real estate owned	1,615	2,718	9,685	5,390	2,959
Total nonperforming assets	$18,297	$21,383	$25,117	$18,409	$5,769

Loans, past due 90 days or more, still accruing	$375	$0	$0	$0	$595

Nonperforming loans to total gross loans	4.18%	5.40%	4.42%	3.87%	1.08%
Nonperforming assets to total gross loans	4.59%	6.19%	7.20%	5.47%	2.21%

(1)   There are no nonaccrual loans at December 31, 2004 and 2003, which are restructured. Included in nonaccrual loans at December 31, 2002 are restructured loans totaling $21,400. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2004 in accordance with their original terms is approximately $1.4 million.

The overall level of nonperforming assets has increased since 2000, primarily as the result of a small number of large lending relationships, which have become nonperforming during that period. During 2001, three large relationships totaling approximately $12.0 million were classified as nonaccrual, while approximately $2.9 million in nonaccrual loans were transferred to other real estate owned through foreclosure. During 2002, $5.0 million, representing one of the three large relationships that had become nonaccrual during the previous year, was foreclosed upon and transferred to other real estate owned through foreclosure. In addition during 2002, a nonperdorming lease portfolio totaling $5.5 million was taken to nonaccrual status. Aside from the small number of large nonperforming relationships just discussed, the Company does not foresee an overall increase in nonperforming assets as a result of the condition of the loan portfolio, and in fact nonperforming levels have begun to decline during 2004 as Management has increased efforts to resolve nonperforming assets. Continued high levels of nonperforming assets have the potential to impact the future earnings growth of the Company, however Management believes that with declining nonperforming balances combined with prudent lending policies and adequate loan loss reserves, the Company will not experience any significant impact on earnings.

The overall level of nonaccrual loans increased between December 31, 2002 and December 31, 2003 as commercial and commercial real estate delinquencies increased, but then declined during 2004 as efforts increased to workout nonaccrual loans. A substantial portion of the nonaccural loans at December 31, 2004 are collateralized by real estate.  Other real estate owned through foreclosure declined significantly during 2003 as the result of both sales, and transfers of properties for other uses. One property totaling more than $5.0 million was sold during the first quarter of 2003, while two additional properties totaling more than $2.7 million were transferred to bank premises during the second quarter of 2003. One of these transferred properties with a carrying value of $923,000 was subsequently sold during the fourth quarter of 2003. The remaining transferred property will be used in the Company’s ongoing operations (see Note 4 to the Company’s financial statements). Other real estate owned through foreclosure continued to decline during 2004 as four properties were disposed of.

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

Except for the loans included in the above table, there were no loans at December 31, 2004 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

Liquidity and Asset/Liability Management

The primary function of asset/liability management is to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company’s principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses. Other sources of liquidity not on the balance sheet at December 31, 2004 include unused collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $195.7 million. The Company has maintained significant positive cash flows from operations over the past three years, which amounted to $9.6 million, $12.1 million, and $11.2 million for the years ended December 31, 2004, 2003, and 2002, respectively.

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

The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. In addition to lines of credit from other banks totaling $195.7 million, the contingency plan includes steps that may be taken in the event the total liquidity ratio falls or is projected to fall below 15% for any extended period of time. The Bank ALCO committee shall take steps to correct this condition using one or more of the following methods as needed:

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

The Company continues to utilize liability management, when needed, as part of its overall asset/liability management strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 67.4% of the Company’s loan portfolio at December 31, 2004. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company’s liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company’s highest yielding asset. At December 31, 2004, the Bank had 63.8% of total assets in the loan portfolio and a loan to deposit ratio of 74.0%. Liquid assets at December 31, 2004 include cash and cash equivalents totaling $56.4 million as compared to $48.6 million at December 31, 2003.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings. Core deposits, which comprise approximately 73.7% of total deposits at December 31, 2004, provide a significant and stable funding source for the

Company.  At December 31, 2004, unused lines of credit with the Federal Home Loan Bank and the Federal Reserve Bank totaling $177.7 million are collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these unused borrowing lines totaled $201.4 million at December 31, 2004. For further discussion of the Company’s borrowing lines, see “Short Term Borrowings” included in previously in the financial condition section of this financial review.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During 2004 and 2003, total dividends paid by the Bank to the parent company totaled $6.5 million and $3.3 million, respectively. As a bank holding company formed under the Bank Holding Act of 1956, United Security Bancshares is to provide a source of financial strength for its subsidiary bank(s). To help provide financial strength, United Security Bancshares’ trust subsidiary, United Security Bancshares Capital Trust I completed a $15 million offering in Trust Preferred Securities during 2001, the proceeds of which were used to purchase Junior Subordinated Debentures of the Company. Of the $14.5 million in net proceeds received by the Company, $13.7 million in cash was contributed as capital to United Security Bank enhancing the liquidity and capital positions of the Bank, and the remainder provided liquidity to the holding company.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2004, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In
(In thousands)	Note Reference	One Year Or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	6	$336,688	$—	$—	$—	$336,688
Time Deposits	6	168,355	29,016	2,004	609	199,984
Junior Subordinated Debt	8				15,464	15,464
Leveraged ESOP – line of credit	7	75				75
Operating Leases	12	421	634	434	1,679	3,168

A schedule of significant commitments at December 31, 2004 follows:

(In thousands)
Commitments to extend credit:
Commercial and industrial	$38,461
Real estate – mortgage	754
Real estate – construction	126,761
Agricultural	10,863
Installment	2,113
Revolving home equity and credit card lines	681

Standby letters of credit	3,405

Further discussion of these commitments is included in Notes 3 and 12 to the consolidated financial statements.

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

The following table sets forth the Company’s and the Bank’s actual capital positions at December 31, 2004 and the regulatory minimums for the Company and the Bank to be well capitalized under the guidelines discussed above:

	Company	Bank	Regulatory
	Actual	Actual	Minimums -
	Capital Ratios	Capital Ratios	Well Capitalized
Total risk-based capital ratio	13.42%	12.96%	10.00%
Tier 1 capital to risk-weighted assets	12.29%	11.82%	6.00%
Leverage ratio	10.52%	10.09%	5.00%

Under Federal Reserve guidelines, the Company and the Bank are required to maintain a total risk-based capital ratio of 10%, tier 1 capital to risk-weighted assets of 8%, and a leverage ratio of 7%, to be considered well capitalized. As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at December 31, 2004. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

Dividends paid to shareholders by the Company are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution.  The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. During the year ended December 31, 2004, the Company received $6.5 million in cash dividends from the Bank, from which the Company declared $3.6 million in dividends to shareholders.

The Bank as a state-chartered bank is subject to dividend restrictions set forth in California state banking law, and administered by the California Commissioner of Financial Institutions (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholders’

equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the Commissioner may order the state bank not to pay any dividend. The FRB may also limit dividends paid by the Bank. This is not the case with the Bank. Year-to-date dividends of $3.6 million and $6.5 million paid to shareholders and the Company, respectively, through December 31, 2004 were well within the maximum allowed under those regulatory guidelines, without approval of the Commissioner.

Stock Repurchase Plan

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	YTD
Shares repurchased - 2004	9,900	54,745	22,993	1,782	89,420
Average price paid - 2004	$25.70	$22.81	$22.57	$24.22	$23.10

Shares repurchased - 2003	16,613	7,348	11,000	0	34,961
Average price paid - 2003	$17.08	$21.59	$22.63	N/A	$19.77

Shares repurchased - 2002	22,776	12,300	2,000	27,600	64,676
Average price paid - 2002	$16.74	$17.01	$17.24	$17.51	$17.13

Shares repurchased - 2001	N/A	N/A	51,534	64,252	115,786
Average price paid - 2001	N/A	N/A	$16.13	$16.38	$16.27

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At December 31, 2004 the Bank’s qualifying balance with the Federal Reserve was approximately $11.1 million, consisting of vault cash and balances.

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge has a remaining notional value of $20.1 million and a duration of approximately 3.0 years. As of December 31, 2004, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately three and one-half years. As of December 31, 2004, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $626,000 (net of tax benefit of $252,000 ). During the year ended December 31, 2004, $125,000 was reclassified from other accumulated comprehensive income into earnings.

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

From the “Gap” report below, the Company is apparently subject to interest rate risk to the extent that its liabilities have the potential to reprice more quickly than its assets within the next year.  At December 31, 2004, the Company had a cumulative 12-month Gap of -$29.4 million or –5.6% of total earning assets.  Management believes the Gap analysis shown below is not entirely indicative of the Company’s actual interest rate sensitivity, because certain interest-sensitive liabilities would not reprice to the same degree as interest-sensitive assets. For example, if the prime rate were to change by 50 basis points, the floating rate loans included in the $247.2 million immediately adjustable category would change by the full 50 basis points. Interest bearing checking and savings accounts which are also included in the immediately adjustable column probably would move only a portion of the 50 basis point rate change and, in fact, might not even move at all. In addition, many of the floating rate time deposits are at their floors, or have repricing rates below their current floors, which means that they might act as fixed-rate instruments in either a rising or a declining rate environment (although there are only about $4.2 million of these floating-rate time deposits at December 31, 2004). The effects of market value risk have been mitigated to some degree by the makeup of the Bank’s balance sheet. Loans are generally short-term or are floating-rate instruments. At December 31, 2004, $310.7 million or 81.3% of the loan portfolio matures or reprices within one year, and only 1.8% of the portfolio matures or reprices in more than 5 years.

Total investment securities including call options and prepayment assumptions, have a combined duration of approximately 2.4 years. Nearly $392.0 million or 92.8% of interest-bearing liabilities mature or can be repriced within the next 12 months, even though the rate elasticity of deposits with no defined maturities may not necessarily be the same as interest-earning assets.

The following table sets forth the Company’s gap, or estimated interest rate sensitivity profile based on ending balances as of December 31, 2004, representing the interval of time before earning assets and interest-bearing liabilities may respond to changes in market rates of interest. Assets and liabilities are categorized by remaining interest rate maturities rather than by principal maturities of obligations.

Maturities and Interest Rate Sensitivity

	December 31, 2004
			After Three	After One
		Next Day But	Months	Year But	After
		Within Three	Within 12	Within Five	Five
(In thousands)	Immediately	Months	Months	Years	Years	Total
Interest Rate Sensitivity Gap:
Loans (1)	$247,207	$26,349	$37,134	$64,538	$6,774	$382,002
Investment securities		17,863	7,849	55,026	31,512	112,250
Interest bearing deposits in other bank			198	5,391	1,840	7,429
Federal funds sold and reverse repos	26,040					26,040
Total earning assets	$273,247	$44,212	$45,181	$124,955	$40,126	$527,721
Interest-bearing transaction accounts	173,943					173,943
Savings accounts	32,775					32,775
Time deposits (2)	4,201	60,052	105,516	29,606	609	199,984
Federal funds purchased/other borrowings	75					75
Trust Preferred securities		15,464				15,464
Total interest-bearing liabilities	$210,994	$75,516	$105,516	$29,606	$609	$422,241

Interest rate sensitivity gap	$62,253	$(31,304)	$(60,335)	$95,349	$39,517	$105,480
Cumulative gap	$62,253	$30,949	$(29,386)	$65,963	$105,480
Cumulative gap percentage to

Total earning assets	11.8%	5.9%	-5.6%	12.5%	20.0%

(1) Loan balance does not include nonaccrual loans of $16.682 million.

(2) See above for discussion of the impact of floating rate CD’s.

The Company utilizes a vendor-purchased simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both a 100 and 200 basis point rise and a 100 and 200 basis point fall in interest rates ramped over a twelve month period, with net interest impacts projected out as far as twenty four months. The model is based on the actual maturity and repricing characteristics of the Company’s interest-sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment of certain assets and liabilities. Projected net interest income is calculated assuming customers will reinvest maturing deposit accounts and the Company will originate new loans. The balance sheet growth assumptions utilized correspond closely to the Company’s strategic growth plans and annual budget. Excess cash is invested in overnight funds or other short-term investments such as U.S. Treasuries. Cash shortfalls are covered through additional borrowing of overnight or short-term funds. The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at December 31, 2004, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios simulated.

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

The following sets forth the analysis of the Company’s market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at December 31, 2004 and December 31, 2003 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	December 31, 2004			December 31, 2003
Change	Estimated	Change in	Change in	Estimated	Change in	Change in
in	MV	MV	MV	MV	MV	MV
Rates	of Equity	of Equity $	of Equity %	of Equity	of Equity $	of Equity %
+ 200 BP	$59,707	$(1,405)	-2.30%	$45,919	$(2,301)	-4.77%
+ 100 BP	60,775	(337)	-0.55%	47,563	(657)	-1.36%
0 BP	61,112	0	0.00%	48,220	0	0.00%
- 100 BP	60,216	(896)	-1.47%	48,430	210	0.43%
- 200 BP	58,338	(2,774)	-4.54%	52,694	4,474	9.28%

Item 8 - Financial Statements and Supplementary Data

Moss Adams LLP

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

United Security Bancshares

We have audited the accompanying consolidated balance sheets of United Security Bancshares and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Security Bancshares and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Stockton, California
February 28, 2005

United Security Bancshares and Subsidiaries

Consolidated Statements of Condition - Balance Sheets

December 31, 2004 and 2003

	December 31,	December 31,
(in thousands except shares)	2004	2003
Assets
Cash and due from banks	$30,366	$22,480
Federal funds sold and securities purchased under agreements to resell	26,040	26,110
Cash and cash equivalents	56,406	48,590
Interest-bearing deposits in other banks	7,429	7,212
Investment securities available for sale	112,250	83,735
Loans and leases	398,684	345,662
Unearned fees	(1,099)	(865)
Allowance for credit losses	(7,251)	(6,081)
Net loans	390,334	338,716
Accrued interest receivable	2,523	2,110
Premises and equipment – net	8,102	4,567
Other real estate owned	1,615	2,718
Intangible assets	3,338	1,947
Goodwill	750	0
Cash surrender value of life insurance	12,571	2,621
Investment in limited partnership	4,295	4,689
Deferred income taxes	4,547	3,135
Other assets	7,536	6,548
Total assets	$611,696	$506,588

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$129,970	$94,597
Interest bearing	406,702	345,847
Total deposits	536,672	440,444

Other borrowings	75	345
Accrued interest payable	1,166	800
Accounts payable and other liabilities	5,083	4,963
Trust Preferred securities	0	15,000
Junior subordinated debt	15,464	0
Total liabilities	558,460	461,552
Commitments and Contingent Liabilities
Shareholders’ Equity
Common stock, no par value 10,000,000 shares authorized, 5,683,794 and 5,512,538 issued and outstanding, in 2004 and 2003, respectively	22,322	18,227
Retained earnings	31,879	27,093
Unearned ESOP shares	(67)	(313)
Accumulated other comprehensive (loss) income	(898)	29
Total shareholders’ equity	53,236	45,036
Total liabilities and shareholders’ equity	$611,696	$506,588

See notes to financial statements

United Security Bancshares and Sudsidiaries

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2004, 2003 and 2002

(in thousands except shares and EPS)	2004	2003	2002
Interest Income
Loans, including fees	$26,558	$23,134	$24,521
Investment securities - AFS – taxable	3,442	3,169	3,617
Investment securities - AFS – nontaxable	123	132	139
Federal funds sold and securities purchased under agreements to resell	315	147	301
Interest on deposits in other banks	310	345	138
Total interest income	30,748	26,927	28,716
Interest Expense
Interest on deposits	5,588	5,936	9,190
Interest on other borrowed funds	845	1,324	2,326
Total interest expense	6,433	7,260	11,516
Net Interest Income Before Provision for Credit Losses	24,315	19,667	17,200
Provision for Credit Losses	1,145	1,713	1,963
Net Interest Income	23,170	17,954	15,237
Noninterest Income
Customer service fees	4,438	3,789	3,895
Gain (loss) on sale of securities	35	(58)	485
Gain on sale of loans	0	21	103
(Loss) gain on sale of other real estate owned	(98)	80	4
Gain on sale of interest-bearing deposits in other banks	0	186	0
Shared appreciation income	8	1,813	267
Other	485	440	614
Total noninterest income	4,868	6,271	5,368
Noninterest Expense
Salaries and employee benefits	6,663	5,089	4,895
Occupancy expense	2,197	1,658	1,730
Data processing	659	515	553
Professional fees	1,209	991	965
Director fees	192	184	201
Amortization of intangibles	470	353	360
Correspondent bank service charges	318	281	289
Writedown on OREO	35	403	132
Loss on tax credit partnership	395	276	210
Other	2,529	2,105	1,525
Total noninterest expense	14,667	11,855	10,860
Income Before Provision for Taxes on Income	13,371	12,370	9,745
Provision for Taxes on Income	4,966	4,664	2,912
Net Income	$8,405	$7,706	$6,833
Other comprehensive income, net of tax
Unrealized (loss) gain on available for sale securities and interest rate swaps - net income tax expense (benefit) of $(535), $(593), and $620	(928)	(1,012)	931
Comprehensive Income	$7,477	$6,694	$7,764
Net Income per common share
Basic	$1.49	$1.41	$1.27
Diluted	$1.48	$1.40	$1.25
Weighted shares on which net income per common share were based
Basic	5,630,256	5,459,926	5,400,751
Diluted	5,667,243	5,511,670	5,487,038

See notes to financial statements

United Security Bancshares and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Periods Ended December 31, 2004

					Accumulated
	Common stock				Other
	Number		Retained	Unearned	Comprehensive
(in thousands except shares)	of Shares	Amount	Earnings	ESOP Shares	Income (Loss)	Total
Balance January 1, 2002	5,397,298	$18,239	$18,582	$(873)	$111	$36,059

Director/Employee stock options exercised	58,800	416				416
Tax benefit of stock options exercised		7				7
Net changes in unrealized gain on available for sale securities (net of income tax benefit of $620)					930	930
Dividends on common stock ($0.52 per share)			(2,839)			(2,839)
Repurchase and cancellation of common shares	(64,676)	(1,107)				(1,107)
Release of unearned ESOP shares	15,244	(2)		264		262
Net Income			6,833			6,833

Balance December 31, 2002	5,406,666	17,553	22,576	(609)	1,041	40,561

Director/Employee stock options exercised	123,800	1,293				1,293
Tax benefit of stock options exercised		63				63
Net changes in unrealized gain on available for sale securities (net of income tax benefit of $392)					(588)	(588)
Net changes in unrealized loss on interest rate swaps (net of income tax benefit of $201)					(424)	(424)
Dividends on common stock ($0.58 per share)			(3,189)			(3,189)
Repurchase and cancellation of common shares	(34,961)	(691)				(691)
Release of unearned ESOP shares	17,033	9		296		305
Net Income			7,706			7,706

Balance December 31, 2003	5,512,538	18,227	27,093	(313)	29	45,036

Director/Employee stock options exercised	5,000	86				86
Tax benefit of stock options exercised		11				11
Net changes in unrealized gain on available for sale securities (net of income tax benefit of $484)					(726)	(726)
Net changes in unrealized loss on interest rate swaps (net of income tax benefit of $51)					(201)	(201)
Dividends on common stock ($0.64 per share)			(3,619)			(3,619)
Issuance of shares for business combination	241,447	6,033				6,033
Repurchase and cancellation of common shares	(89,420)	(2,058)				(2,058)
Release of unearned ESOP shares	14,229	23		246		269
Net Income			8,405			8,405

Balance December 31, 2004	5,683,794	$22,322	$31,879	$(67)	$(898)	$53,236

See notes to financial statements

United Security Bancshares and Subsidiaires

Consolidated Statements of Cash Flows

Periods Ended December 31, 2004, 2003 and 2002

(in thousands)	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$8,405	$7,706	$6,833
Adjustments to reconcile net earnings to cash provided by operating activities:
Provision for credit losses	1,145	1,713	1,963
Depreciation and amortization	1,297	980	1,199
Amortization of investment securities	37	265	369
Loss (gain) on sale of securities	(35)	58	(485)
(Increase) decrease in accrued interest receivable	(185)	327	1,314
Increase (decrease) in accrued interest payable	358	(403)	(67)
Increase (decrease) in unearned fees	327	409	(211)
(Decrease) increase in income taxes payable	(1,647)	1,489	197
Deferred income taxes	(877)	(904)	(527)
Decrease (increase) in accounts payable and accrued liabilities	149	(119)	704
Write-down of other investments	0	0	40
Write-down of other real estate owned	35	403	132
Loss (gain) on sale of other real estate owned	98	(80)	(4)
Gain on sale of loans	0	(21)	(103)
Gain on sale of interest-bearing deposits with banks	0	(186)	0
(Loss) gain on sale of assets	(7)	14	(10)
Increase in surrender value of life insurance	(252)	(103)	(107)
Loss in limited partnership interest	395	276	210
Net decrease (increase) in other assets	357	293	(198)
Net cash provided by operating activities	9,600	12,117	11,249
Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	975	2,237	(9,449)
Purchases of available-for-sale securities	(55,552)	(68,763)	(107,172)
Net (purchase) redemption of FHLB/FRB and other bank stock	(1,038)	1,026	(718)
Maturities, calls, and principal payments on available-for-sale securities	24,126	55,292	51,563
Maturities, calls, and principal payments on held-to-maturity securities	0	0	(1)
Proceeds from sales of available-for-sale securities	10,923	33,000	16,074
Investment in limited partnership	0	(2,381)	23
Premiums paid on life insurance	(9,000)	0	0
Net increase in loans	(28,238)	(532)	(20,465)
Cash proceeds from sales of loans	0	5,529	1,602
Cash and equivalents received in bank acquisitions	15,383	0	0
Cash proceeds from sales of foreclosed leased assets	192	643	95
Cash proceeds from sales of other real estate owned	970	391	325
Capital expenditures for premises and equipment	(2,779)	(744)	(431)
Cash proceeds from sales of premises and equipment	26	1,034	15
Net cash (used in) provided by investing activities	(44,012)	26,732	(68,539)
Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	54,736	28,326	34,724
Net (decrease) increase in certificates of deposit	(6,757)	(11,869)	20,611
Net (decrease) increase in repurchase agreements	0	(35,400)	7,900
Director/Employee stock options exercised	86	1,293	416
Repurchase and retirement of common stock	(2,058)	(691)	(1,107)
Repayment of ESOP borrowings	(269)	(305)	(269)
Payment of dividends on common stock	(3,510)	(3,098)	(2,755)
Net cash provided by (used in) financing activities	42,228	(21,744)	59,520

Net increase in cash and cash equivalents	7,816	17,105	2,230

Cash and cash equivalents at beginning of period	48,590	31,485	29,255

Cash and cash equivalents at end of period	$56,406	$48,590	$31,485

See notes to financial statements

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003, and 2002

1. Organization and Summary of Significant Accounting and Reporting Policies

Basis of Presentation – The consolidated financial statements include the accounts of United Security Bancshares, and its wholly owned subsidiaries, United Security Bank and subsidiary (the “Bank”), as well as United Security Bancshares Capital Trust I (the “Trust”) which was deconsolidated in 2004 pursuant to FIN46, (collectively the “Company” or “USB”). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, (including the Bank), except for periods prior to June 12, 2001, in which case, references to the Company are references to the Bank. United Security Bancshares operates as one business segment providing banking services to commercial establishments and individuals primarily in the San Joaquin Valley of California.

Nature of Operations – United Security Bancshares is a bank holding company, incorporated in the state of California for the purpose of acquiring all the capital stock of the Bank through a holding company reorganization (the “Reorganization”) of the Bank. The Reorganization, which was accounted for in a manner similar to a pooling of interests, was completed on June 12, 2001. Management believes the Reorganization has provided the Company greater operating and financial flexibility and has permitted expansion into a broader range of financial services and other business activities.

United Security Bancshares Capital Trust I, a subsidiary of United Security Bancshares, is a Delaware statutory business trust formed for the exclusive purpose of issuing and selling Trust Preferred Securities. The Trust was formed on June 28, 2001 (See Note 8. “Trust Preferred Securities and Junior Subordinated Debt”).

USB Investment Trust Inc was incorporated effective December 31, 2001as a special purpose real estate investment trust (“REIT”) under Maryland law. The REIT is a subsidiary of the Bank and was funded with $133.0 million in real estate-secured loans contributed by the Bank. USB Investment Trust was originally formed to give the Bank flexibility in raising capital, and reduce the expenses associated with holding the assets contributed to USB Investment Trust (See Note 9. “Income Taxes”).

The Bank was founded in 1987 and currently operates ten branches and one construction lending office in an area from eastern Madera County to western Fresno County, as well as Taft and Bakersfield in Kern County.  The Bank’s primary source of revenue is providing loans to customers, who are predominantly small and middle-market businesses and individuals.  The Bank engages in a full compliment of lending activities, including real estate mortgage, commercial and industrial, real estate construction, agricultural and consumer loans, with particular emphasis on short and medium term obligations.

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

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change, relate to the determination of the allowance for loan losses, determination of fair market values, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

Significant Accounting Policies - The accounting and reporting policies of the Company conform to generally accepted accounting principles and to prevailing practices within the banking industry.  The following is a summary of significant policies:

a.           Cash and cash equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. At times throughout the year, balances can exceed FDIC insurance limits. Generally, federal funds sold and repurchase agreements are sold for one-day periods. Repurchase agreements are with a registered broker-dealer affiliated with a correspondent bank and work much like federal funds sold, except that the transaction is collateralized by various investment securities. The securities collateralizing such transactions generally consist of U.S. Treasuries, U.S. Government and U.S. Government-sponsored agencies. The Bank did not have any repurchase agreements during 2004, nor at December 31, 2003 or December 31, 2002. All cash and cash equivalents have maturities of three months or less.

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

Investments with fair values that are less than amortized cost are considered impaired.  Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates.  At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available.  Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.  If negative evidence outweighs positive evidence that the carrying amount is recoverable within a reasonable period of time, the impairment is deemed to be other-than-temporary and the security is written down in the period in which such determination is made.

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

The allowance for credit losses is increased by provisions charged to operations during the current period and reduced by loan charge-offs net of recoveries.  Loans are charged against the allowance when management believes that the collection of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, based on evaluations of the probability of collection.  In evaluating the probability of collection, management is required to make estimates and assumptions that affect the reported amounts of loans, allowance for credit losses and the provision for credit losses charged to operations.  Actual results could differ significantly from those estimates.  These evaluations take into consideration such factors as the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. The Company’s methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include the formula allowance, specific allowances, and the unallocated allowance.

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

e.           Loans held-for-sale - Loans originated and designated as held-for-sale are carried at the lower of cost or estimated fair value, as determined by quoted market prices, in aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. Gains or losses on the sale of such loans are based on the specific identification method. The Company held no loans for sale at December 31, 2004 or 2003.

f.             Premises and Equipment - Premises and equipment are carried at cost less accumulated depreciation.                                Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets.  Estimated useful lives are as follows:

Buildings 31 Years	Furniture and equipment 3-7 Years

g.          Other Real Estate Owned - Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of the book value of the loan, or fair value of the property, less estimated costs to sell. The excess, if any, of the loan amount over the fair value is charged to the allowance for credit losses. Subsequent declines in the fair value of other real estate owned, along with related revenue and expenses from operations, are charged to noninterest expense.

h.              Intangible Assets and Goodwill - Intangible assets are comprised of core deposit intangibles, residual identifiable intangibles (previously called goodwill), and goodwill acquired in branch acquisitions in which the fair value of the liabilities assumed exceeded the fair value of the assets acquired. Core deposit intangibles of $2,276,000 and $748,000 (net of accumulated amortization of $1,720,000 and $1,386,000) at December 31, 2004 and 2003 are amortized over the estimated useful lives of the existing deposit bases (7 years) using a method which approximates the interest method. Residual identifiable intangibles (previously called goodwill), resulting from the purchase of certain bank branches in years prior to 2004, of $1.1 million and $1.2 million (net accumulated amortization of $1.1 million and $948,000) at December 31, 2004 and 2003 is being accounted for under the provisions of SFAS No. 72 “Accounting for Acquisitions of Certain Financial Institutions”, and is being amortized using a method which approximates the interest method over a period of 15 years.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, “Accounting for Acquisitions of Certain Financial Institutions”. This statement is effective October 1, 2002 and amends FASB Statements No. 72 and 144 and FASB Interpretation No. 9. SFAS No. 147 stipulates that the acquisition of all or part of a financial institution will now be accounted for under SFAS No. 141 and 142 if that transaction was a business combination as defined. SFAS No. 147 also stipulated that under a business combination, the core deposit intangible assets related to the acquisition of financial institutions, will now be subjected to the impairment testing requirements of SFAS No. 144. The Company has reviewed the guidelines under SFAS No. 147 and has determined that the branch purchases consummated during 1997 did not constitute a business combination because the purchased branches were not self-sustaining and thus were not a business as defined. As a result, the Company continues to amortize the intangible assets resulting from those branch acquisitions under SFAS No. 72. The provisions of SFAS No. 147 did not have a material impact on results of operations, financial position, or liquidity.

Goodwill resulting from the acquisition of Taft National Bank during April 2004 is considered to have an indefinite life and is not amortized pursuant to SFAS No. 141, Business Combinations. At December 31, 2004 goodwill totaled $750,000. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is evaluated annually for impairment. Impairment testing of goodwill is performed during April of each year at a reporting unit level.

i.              Income Taxes - Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities using the liability method, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.

j.              Net Income per Share - Basic income per common share is computed based on the weighted average number of common shares outstanding. Diluted income per share includes the effect of stock options and other potentially dilutive securities using the treasury stock method. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released (Note 16).

k.               Cash Flow Reporting - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, noninterest-bearing amounts due from banks, federal funds sold and securities purchased under agreements to resell.  Federal funds and securities purchased under agreements to resell are generally sold for one-day periods.

l.                  Transfers of Financial Assets - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

m.            Advertising Costs - The Company expenses marketing costs as they are incurred. Advertising expense was $74,000, $66,000 and $48,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

n.              Stock Based Compensation - At December 31, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 10.  The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123”.

	Years Ended December 31,
(In thousands except earnings per share)	2004	2003	2002
Net income, as reported	$8,405	$7,706	$6,833
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40)	(12)	(27)
Pro forma net income	$8,365	$7,694	$6,806
Earnings per share:
Basic – as reported	$1.49	$1.41	$1.27
Basic – pro forma	$1.49	$1.41	$1.26
Diluted – as reported	$1.48	$1.40	$1.25
Diluted – pro forma	$1.48	$1.40	$1.24

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and requires that such transactions be accounted for using a fair value-based method. The Company will adopt the requirements of SFAS No. 123R using the modified-prospective method during the second quarter of 2005. SFAS No. 123R will require the Company to recognize as compensation expense, the fair value of stock options granted to employees and Directors of the Company beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. Exclusive of options that can still be issued, the estimated additional pretax compensation expense expected to be recognized during 2005 is approximately $41,000.

o.              Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including residual intangible assets (previously called goodwill) and other intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Pursuant to SFAS No. 147, core deposit intangibles are also evaluated for impairment in accordance with the guidelines of SFAS No. 144. It does not apply to financial instruments, mortgage and other servicing rights, or deferred tax assets. Based on such evaluation, the Bank determined that there is no impairment loss to be recognized in 2004, 2003 or 2002.

p.              Employee Stock Ownership Plan (“ESOP”) - The Bank accounts for shares acquired by its ESOP in accordance with the guidelines established by the American Institute of Certified Public Accounts Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”). Under SOP 93-6, the Bank recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the Bank’s ESOP shares committed to be released differ from the cost of those shares, the differential is charged or credited to equity. The ESOP is externally leveraged and, as such, the ESOP debt is recorded as a liability and interest expense is recorded on that debt. The ESOP shares not yet committed to be released are accounted for as a reduction of shareholders’ equity.

q.              Derivative Financial Instruments - All derivative instruments (including certain derivative instrument’s embedded in other contracts) are recognized in the consolidated balance sheet at fair value. The Company’s policy is that the accounting treatment for gains or losses from changes in the derivative instrument’s fair value is contingent on whether the derivative instrument qualifies as a hedge. On the date the Company enters into a derivative contract, the Company designates the derivative instruments as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3), a hedge for trading, customer accommodation or not qualifying for hedge accounting (free-standing derivative instruments). For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is effective are recorded in other comprehensive income, net of tax, within shareholders’ equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in current period net income. The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking any hedge transaction. This process includes relating all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

r.                 Federal Home Loan Bank stock and Federal Reserve Stock - As a member of the Federal Home Loan Bank (FHLB), the Company is required to maintain an investment in capital stock of the FHLB. In addition, as a member of the Federal Reserve Bank (FRB), the Company is required to maintain an investment in capital stock of the FRB. The investments in both the FHLB and the FRB are carried at cost in the accompanying consolidated statements of condition under other assets and are subject to certain redemption requirements by the FHLB and FRB.

s.               Comprehensive Income -Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available-for-sale and certain derivative instruments. Comprehensive income is presented in the consolidated statement of shareholders’ equity.

t.                 Segment Reporting - The Company’s operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services. The Company operates primarily in the San Joaquin Valley region of California. Management makes operating decisions and assesses performance based on an ongoing review of the Company’s consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.

u.              New Accounting Standards:

In March 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) regarding Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Issue 03-1 provides guidance on recognition and measurement of other-than-temporary impairment and its application to certain investments, including all debt securities and equity securities that are subject to the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

On September 30, 2004, FASB issued a proposed Board-directed Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The proposed FSP will provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board has delayed the effective date to provide further implementation guidance.  This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10-20 of Issue 03-1 will be superseded concurrent with the final issuance of FSB EITF Issue 03-1-a.

On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 “Application of Accounting Principles to Loan Commitments” (SAB 105), which specifies that servicing assets embedded in commitments for loans to be held for sale should be recognized only when the servicing asset has been contractually separated from the associated loans by sale or securitization. SAB 105 is effective for commitments entered into after March 31, 2004. SAB 105 has had no effect on the Corporation’s results of operations or financial condition.

In December 2004 the FASB revised SFAS No. 123, Accounting for Stock Based Compensation.  This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). This Statement is effective for public entities that do not file as small business users as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Exclusive of options that can still be issued, Management estimates that the effective of adopting this Statement will result in approximately $41,000 in additional compensation expense during 2005.

v.          Reclassifications - Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the classifications used in 2004.

2. Investment Securities

Following is a comparison of the amortized cost and approximate fair value of investment securities for the years ended December 31, 2004 and December 31, 2003:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Carrying
(In thousands)	Cost	Gains	Losses	Amount)
December 31, 2004:
Securities available for sale:
U.S Treasuries	$399	$0	$(2)	$397
U.S. Government agencies	$89,329	$312	$(764)	$88,877
U.S. Government agency collateralized mortgage obligations	31	0	0	31
Obligations of state and political subdivisions	2,242	155	0	2,397
Other investment securities	20,703	70	(225)	20,548
Total securities available for sale	$112,704	$537	$(991)	$112,250
December 31, 2003:
Securities available for sale:
U.S. Government agencies	$58,666	$613	$(354)	$58,925
U.S. Government agency collateralized mortgage obligations	54	0	0	54
Obligations of state and political subdivisions	2,613	201	0	2,814
Other investment securities	21,646	421	(125)	21,942
Total securities available for sale	$82,979	$1,235	$(479)	$83,735

Included in other investment securities at December 31, 2004, is a short-term government securities mutual fund totaling $7.8 million, a commercial asset-backed trust totaling $4.6 million, a CRA-qualified mortgage fund totaling $5.0 million, and Trust Preferred securities pools totaling $3.2 million. Included in other investment securities at December 31, 2003 is a short-term government securities mutual fund totaling $7.9 million, a commercial asset-backed trust totaling $5.6 million, and Trust Preferred securities pools totaling $8.4 million. The commercial asset-backed trust consists of fixed and floating rate commercial and multifamily mortgage loans. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

Management periodically evaluates each available-for-sale or held-to-maturity investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.  Management has determined that no investment security is other than temporarily impaired.  The unrealized losses are due solely to interest rate changes and the Corporation has the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security.

The following summarizes temporarily impaired investment securities at December 31, 2004:

	Less than 12 Months		12 Months or More		Total
	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
(In thousands)	Amount)	Losses	Amount)	Losses	Amount)	Losses
December 31, 2004:
Securities available for sale:
U.S. Treasury securities	$398	$(2)	$0	$0	$398	$(2)
U.S. Government agencies	58,533	(570)	10,174	(194)	68,707	(764)
Other investment securities	1,590	(5)	12,824	(220)	14,414	(225)
Total impaired securities	$60,521	$(577)	$22,998	$(414)	$83,519	$(991)

December 31, 2003:
Securities available for sale:
U.S. Government agencies	32,189	(354)	0	(0)	32,189	(354)
Other investment securities	13,000	(126)	0	(0)	13,000	(126)
Total impaired securities	$45,189	$(480)	$0	$(0)	$45,189	$(480)

Temporarily impaired securities at December 31, 2004 are comprised of twenty-two (22) U.S. government agency securities, three other investment securities, and one U.S. treasury security with a total weighted average life of 4.2 years. Temporarily impaired securities at December 31, 2003 were comprised of eleven (11) U.S. government agency securities, and two other investment securities with a total weighted average life of 5.1 years.

There were gross realized gains on sales of available-for-sale securities totaling $ 152,000, $11,000, and $509,000 during the years ended December 31, 2004, 2003, and 2002, respectively. There were gross realized losses on available-for-sale securities totaling $117,000, $69,000 and $24,000 during the years ended December 31, 2004, 2003, and 2002, respectively.

The amortized cost and fair value of securities available for sale at December 31, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	December 31, 2004
	Amortized	Fair Value
(In thousands)	Cost	(Carrying Amount)
Due in one year or less	$13,683	$13,517
Due after one year through five years	64,359	63,997
Due after five years through ten years	630	678
Due after ten years	34,001	34,027
Collateralized mortgage obligations	31	31
	$112,704	$112,250

At December 31, 2004 and 2003, available-for-sale securities with an amortized cost of approximately $70.7 million and $61.3 million (fair value of $70.4 million and $61.7 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

The Company had no held-to-maturity or trading securities at December 31, 2004 or 2003.

3. Loans

Loans are comprised of the following:

	December 31,
(In thousands)	2004	2003
Commercial and industrial	$123,720	$116,991
Real estate – mortgage	88,187	96,381
Real estate – construction	137,523	97,930
Agricultural	23,416	15,162
Installment	13,257	6,617
Lease financing	12,581	12,581
Total Loans	$398,684	$345,662

The Company’s loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 31.0% of total loans at December 31, 2004 and have a high degree of industry diversification. A substantial portion of the commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 22.1% of total loans at December 31, 2004, are secured by trust deeds on primarily commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

Real estate construction loans, representing 34.5% of total loans at December 31, 2004, consist of loans to residential contractors, which are secured by single family residential properties. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions.

Agricultural loans represent 5.9% of total loans at December 31, 2004 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Lease financing loans, representing 3.2% of total loans at December 31, 2004, consist of loans to small businesses, which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

Occasionally, shared appreciation agreements are made between the Company and the borrower on certain construction loans where the Company agrees to receive interest on the loan at maturity rather than monthly and the borrower agrees to share in the profits of the project. Due to the difficulty in calculating future values, shared appreciation income is recognized when received. The Company does not participate in a significant number of shared appreciation projects, and as a result, does not anticipate large amounts of shared appreciation income on an ongoing basis. Shared appreciation income totaled $8,000, $1.8 million, and $267,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Loans over 90 days past due and still accruing totaled $375,000 at December 31, 2004. There were no loans over 90 days past due and still accruing at December 31, 2003. Nonaccrual loans totaled $16.7 million and $18.7 million at December 31, 2004 and 2003, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at December 31, 2004. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2004 in accordance with their original terms is approximately $1.4 million. There was no interest income recorded on such loans during the year ended December 31, 2004 and 2003. For the year ended December 31, 2002, the Company recognized $3,000 on nonaccrual loans.

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

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

	December 31,
(In thousands)	2004	2003
Aggregate amount outstanding, beginning of year	$615	$349
New loans or advances during year	974	625
Repayments during year	(1,211)	(359)
Other (1)	867	—
Aggregate amount outstanding, end of year	$1,244	$615
Loan commitments	$902	$793

(1) During 2004, the Company added one director. This figure represents the addition of outstanding balances at the time of this Directors’ election.

An analysis of changes in the allowance for credit losses is as follows:

	Years Ended December 31,
(In thousands)	2004	2003	2002
Balance, beginning of year	$6,081	$5,556	$4,457
Provision charged to operations	1,145	1,713	1,963
Losses charged to allowance	(590)	(1,274)	(933)
Recoveries on loans previously charged off	136	86	69
Reserve acquired in merger	986	—	—
Reclass off-balance sheet reserve	(507)	—	—
Balance at end-of-period	$7,251	$6,081	$5,556

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

At December 31, 2004 and 2003, the Company’s recorded investment in loans for which impairment has been recognized totaled $17.7 million and $18.7 million, respectively. Included in total impaired loans at December 31, 2004 is $12.0 million of impaired loans for which the related specific allowance is $3.2 million, as well as $5.7 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. At December 31, 2003, total impaired loans included $7.3 million for which the related specific allowance is $2.3 million, as well as $11.4 million of impaired loans that as a result of write-downs or the fair value of the collateral did not have a specific allowance. The average recorded investment in impaired loans was $16.6 million, $18.1 million, and $11.3 million for the years ended December 31, 2004, 2003  and 2002, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the years ended December 31, 2004 and 2003, the Company recognized no income on impaired loans. For the year ended December 31, 2002, the Company recognized $3,000 on impaired loans.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2004 and 2003 these financial instruments include commitments to extend credit of $179.6 million and $140.3 million, respectively, and standby letters of credit of $3.4 million and $2.0 million , respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

4. Premises and Equipment

The components of premises and equipment are as follows:

	December 31,
(In thousands)	2004	2003
Land	$474	$254
Buildings and improvements	6,897	4,206
Furniture and equipment	7,360	6,108
	14,731	10,568

Less accumulated depreciation and amortization	(6,629)	(6,001)
Total premises and equipment	$8,102	$4,567

During April 2004, the Company acquired $1.6 million in net assets, including a fair market value adjustment of $291,000, as a result of the merger with Taft National Bank (see Note 22). The fair values of net assets acquired from Taft were comprised of $220,000 in land, $1,046,000 in buildings and improvements, and $321,000 million in furniture and equipment.

During the second quarter of 2003, two OREO properties totaling $2.7 million were transferred to bank premises to be utilized to enhance bank operations. One of the properties with a carrying value of $923,000 was subsequently sold during the fourth quarter of

2003. The Company’s administrative headquarters will be relocated to the second location to provide additional space for current operations and allow for future expansion. During 2004 capital improvements totaling $2.6 million were added to the proposed administrative headquarters. The project is expected to be completed during the first quarter of 2005. A portion of the premises will be leased to a third party.

Total depreciation expense on Company premises and equipment totaled $823,000, $623,000, and $836,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and is included in occupancy expense in the accompanying consolidated statements of income.

5. Investment in Limited Partnership

During the fourth quarter of 1997, the Bank purchased a limited interest in a private limited partnership that acquires affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended. During 2001 and then again in 2003, the Bank purchased additional limited partnership interests totaling $939,000 and $2.4 million, respectively. Certain properties may also be eligible for state tax credits under various sections of the California Revenue and Taxation Code. The Bank’s limited partnership investment is accounted for under the equity method. The Bank’s noninterest expense associated with the utilization and expiration of these tax credits for the year ended December 31, 2004, 2003 and 2002 was $395,000, $276,000, and $210,000, respectively. The limited partnership investments are expected to generate remaining tax credits of approximately $4.0 million over the life of the investment. The tax credits expire between 2009 and 2014. Tax credits utilized for income tax purposes for the years ended December 31, 2004, 2003, and 2002 totaled $409,000, $355,000, and $392,000, respectively.

6. Deposits

Deposits include the following:

	December 31,
(In thousands)	2004	2003
Noninterest-bearing deposits	$129,970	$94,597
Interest-bearing deposits:
NOW and money market accounts	173,943	120,375
Savings accounts	32,775	23,691
Time deposits:
Under $100,000	61,626	75,640
$100,000 and over	138,358	126,141
Total interest-bearing deposits	406,702	345,847
Total deposits	$536,672	$440,444

At December 31, 2004, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands
One year or less	$168,338
More than one year, but less than or equal to two years	27,187
More than two years, but less than or equal to three years	1,840
More than three years, but less than or equal to four years	1,432
More than four years, but less than or equal to five years	578
More than five years	609
$199,984

The Company may occasionally obtain brokered deposits as an additional source of funding. At December 31, 2004, the Company held brokered time deposits totaling $37.8 million with an average rate of 1.72%. Of this balance, $35.2 million is included in time deposits of $100,000 or more, and the remaining $2.6 million is included in time deposits of less than $100,000. Included in brokered time deposits are balances totaling $18.4 million maturing in three months or less, $8.9 million maturing in three to six months, and $10.5 million maturing in six to twelve months.

Deposits of directors, officers and other related parties to the Bank totaled $5.2 million and $4.1 million at December 31, 2004 and 2003, respectively. The rates paid on these deposits were those customarily paid to the Bank’s customers in the normal course of business.

7. Short-term Borrowings/Other Borrowings

The Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $169.1 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $26.7 million at December 31, 2004. At December 31, 2004, the Company had no advances on its lines of credit. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB and certain qualifying mortgage loans. As of December 31, 2004, $43.6 million in real estate-secured loans were pledged as collateral for FHLB advances. Additionally, $201.4 million in real estate-secured loans were pledged at December 31, 2004 as collateral for unused borrowing lines with the Federal Reserve Bank totaling $151.1 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

The Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $130.6 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $ 31.8 million at December 31, 2003.

The table below provides further detail of the Company’s repurchase agreements and FHLB advances for the years ended December 31, 2004 and 2003:

	December 31,
(Dollars in thousands)	2004	2003
Outstanding:
Average for the period – Repos	$0	$0
Average for the period – FHLB advances	$0	$11,973
Maximum during the period – total borrowings	$0	$35,400
Interest rates:
Average for the period – Repos	—%	—%
Average for the period – FHLB advances	—%	4.18%
Average at period end – Repos	—%	—%
Average at period end – FHLB advances	—%	—%

On June 20, 2000, the Company’s ESOP entered into an agreement with a correspondent bank to establish a $1.0 million unsecured line of credit with a variable rate of prime plus 100 basis points and maturity of June 20, 2005. The loan is guaranteed by the Company. Advances on the line totaled $75,000 at December 31, 2004, and $345,000 at December 31, 2003.

8. Trust Preferred Securities and Junior Subordinated Debt

On July 16, 2001, the Company’s wholly owned special-purpose trust subsidiary, United Security Bancshares Capital Trust I (the “Trust”) issued $15 million in Company obligated mandatorily redeemable cumulative trust preferred securities of subsidiary trust holding solely junior subordinated debentures (“Trust Preferred Securities”). The securities bear a floating rate of interest of 3.75% over the six month LIBOR rate, payable semi-annually.  Concurrent with the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Company. The Company will pay interest on the Junior Subordinated Debentures to the Trust, which represents the sole revenues and sole source of dividend distributions to the holders of the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on July 25, 2031, but can be redeemed after July 25, 2006 at a premium, and can be redeemed after July 25, 2011 at par.  The obligations of the Trust are fully and unconditionally guaranteed, on a subordinated basis, by the Company.

The Company received $14.5 million from the Trust upon issuance of the Junior Subordinated Debentures, of which $13.7 million was contributed by the Company to the Bank to increase its capital. The remainder was utilized by the Company for general corporate purposes. Under applicable regulatory guidelines, a portion of the Trust Preferred Securities qualifies as Tier I Capital, and the remainder as Tier II Capital. Issuance costs of $495,000 ($438,000 remaining at December 31, 2004) related to the Trust Preferred Securities have been deferred and are being amortized over the 30-year life of the securities. Interest expense on the Trust Preferred Securities totaled $805,000 and $767,000, and amortization expense totaled $ 17,000 for both the years ended December 31, 2004 and 2003.

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

(in thousands)	Adjustments for FIN 46
Other assets	$464
Trust Preferred securities	(15,000)
Junior subordinated debentures	15,464

9. Taxes on Income

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2004	2003
Deferred tax assets:
Credit losses not currently deductible	$2,853	$2,213
State franchise tax	463	448
Deferred compensation	570	443
Amortization of core deposit intangible	235	190
Depreciation	0	109
OREO write-down	116	220
Deferred gain on sale of OREO	125	0
Unrealized holding gain on interest rate swap	251	200
Unrealized holding loss on AFS securities	182	0
Amortization of premium on CD’s	119	0
Other	176	18
Total deferred tax assets	5,090	3,841
Deferred tax liabilities:
Depreciation	(138)	0
FHLB dividend	(92)	(119)
Unrealized holding gain on AFS securities	0	(302)
Prepaid expenses	(313)	(285)
Total deferred tax liabilities	(543)	(706)
Net deferred tax assets	$4,547	$3,135

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required, based upon a determination that some or all of the deferred assets may not be ultimately realized. The Company has concluded that it is more likely than not that the deferred tax assets will be recognized in the normal course of business, therefore no valuation allowance is considered necessary at December 31, 2004.

Taxes on income for the years ended December 31 consist of the following:

(In thousands)	Federal	State	Total
2004:
Current	$4,169	$1,674	$5,843
Deferred	(629)	(248)	(877)
	$3,540	$1,426	$4,966
2003:
Current	$4,255	$1,313	$5,568
Deferred	(734)	(170)	(904)
	$3,521	$1,143	$4,664
2003:
Current	$3,332	$107	$3,439
Deferred	(212)	(315)	(527)
	$3,120	$(208)	$2,912

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2004	2003	2002
Statutory federal income tax rate	34.0%	34.0%	34.0%
State franchise tax, net of federal income tax benefit	7.2	7.2	1.0
Tax exempt interest income	(0.9)	(1.0)	(1.2)
Low Income Housing – federal credits	(3.1)	(3.8)	(3.7)
Other	(0.1)	1.3	(0.2)
	37.1%	37.7%	29.9%

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

On December 31, 2003 the California Franchise Tax Board (FTB) announced certain tax transactions related to real estate investment trusts (REITs) and regulated investment companies (RICs) will be disallowed pursuant to Senate Bill 614 and Assembly Bill 1601, which were signed into law in the 4th quarter of 2003.  As a result, the Company reversed related net state tax benefits recorded in the first three quarters of 2003 and has taken no further tax benefits.

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

10. Stock Options

Options have been granted to officers and key employees at an exercise price equal to estimated fair values at the date of grant as determined by the Board of Directors.  During 1995, the Board of Directors and shareholders of the Company approved the adoption of the 1995 Stock Option Plan. The 1987 Plan was terminated as to the granting of additional options under that plan, and all remaining options under that plan were exercised by December 31, 2000. The options granted under the 1995 Stock Option Plan are exercisable 20% each year commencing one year after the date of grant and expire ten years after the date of grant.  The maximum number of shares which can be granted under the 1995 Plan is 690,000.  A total of 100,000 shares remain reserved under the 1995 Stock Option Plan.

Options outstanding, exercisable, exercised and forfeited are as follows:

	1995 Plan	Weighted Average Exercise Price
Options outstanding January 1, 2002	273,600	$10.57
Exercised during the year	(58,800)	$7.08
Canceled or expired during the year	(3,000)	$5.21
Options outstanding December 31, 2002	211,800	$11.62
Exercised during the year	(123,800)	$10.45
Canceled or expired during the year	(5,000)	$17.50
Options outstanding December 31, 2003	83,000	$13.01
Granted during the year	30,000	$24.63
Exercised during the year	(5,000)	$17.20
Options outstanding December 31, 2004	108,000	$16.05

Included in total outstanding options at December 31, 2004, are 73,000 exercisable shares under the 1995 plan, at a weighted average price of $13.01. Included in total outstanding options at December 31, 2003, are 66,000 exercisable shares under the 1995 plan, at a weighted average price of $11.87.

Additional information regarding options as of December 31, 2004 is as follows:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg Remaining Contract Life(yrs)	Weighted Avg Exercise Price	Number Exercisable	Weighted Avg Exercise Price
$11.33	60,000	2.6	$11.33	60,000	$11.33
$17.00 to $17.50	18,000	6.1	$17.44	7,000	$17.43
$24.63	30,000	8.7	$24.63	6,000	$24.63
Total	108,000			73,000

As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123”, requires the disclosure of pro forma net income and earnings per share. Under SFAS 148, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for expected life: 46 months following vesting for 2004, 60 months following vesting for 2001, 24 months following vesting for 2000, 77 months following vesting for 1997, and 64 months following vesting for 1996 and 1995. Assumptions for stock volatility were 21.5% in 2004, 12.41% in 2001 and 2000, 15.88% in 1997, 7.08% in 1996 and 6.59% in 1995. Risk free interest rates used were 3.6% in 2004, 5.1% in 2001, 6.0% in 2000, 6.2% in 1997, 6.9% in 1996 and 6.4% in 1995. Expected dividends range from 1.7% to 3.8% during the expected term of the options. See Note 1 for pro forma net income calculations pursuant to SFAS No. 148.

The Company will adopt the requirements of SFAS No. 123R using the modified-prospective method during the second quarter of 2005. SFAS No. 123R will require the Company to recognize as compensation expense, the fair value of stock options granted to employees and Directors of the Company beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. Exclusive of options that can still be issued, the estimated additional pretax compensation expense to be recognized during 2005 is approximately $41,000.

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

The ESOP used the proceeds of the loan to acquire shares of the Company’s common stock, which will be held in a suspense account by the ESOP. At the end of each year, shares will be released for allocation to the accounts of the individual ESOP participants in proportion to the principal and interest paid on the loan during the year. The ESOP loan is recorded as a liability of the Company and the unreleased shares purchased with the loan are reported as unearned ESOP shares in shareholders’ equity. Unreleased shares are not recognized as outstanding for earnings per share and capital computations. Dividends on unallocated ESOP shares will be used to pay debt service on the ESOP loan and, as such, are recorded as a reduction of debt and accrued interest. Dividends on unallocated ESOP shares used to pay debt service on the ESOP loan amounted to $14,000, $22,000, and $28,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

No ESOP shares have been purchased since 2001. During the year ended December 31, 2001, the ESOP purchased 23,185 shares of common stock on the open market under the revolving line of credit for a total cost of $399,000 (average cost of $17.20 per share). During the year ended December 31, 2000, the leveraged ESOP purchased 46,861 shares of common stock on the open market for a total cost of $817,000 (average cost of $17.43 per share), and purchased an additional 8,126 shares prior to June 2000 when the Company leveraged its ESOP Plan. Compensation expense totaled $328,000, $282,000, and $273,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Interest expense incurred on the ESOP loan totaled $11,000, $26,000, and $45,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Allocated, committed-to-be-released, and unallocated ESOP shares as of December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Allocated	143,491	128,307	111,857
Committed-to-be-released	14,229	16,692	15,585
Unallocated	3,846	18,075	34,767
Total ESOP shares	161,566	163,074	162,209
Fair value of unreleased shares	$98,035	$493,086	$620,591

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code.  All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire.  Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors.  Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 5% of the employees’ eligible annual compensation.  Company contributions are subject to certain vesting requirements over a period of six years. Contributions made by the Company are invested in Company stock.  During 2004, 2003 and 2002, the Company contributed a total of $191,000, $170,000, and $161,000, respectively, to the Deferral Plan.

Salary Continuation Plan

The Company has established a non-qualified Salary Continuation Plan for five of the Company’s key employees, which provides additional compensation benefits upon retirement for a period of 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 years. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the Plan. The Company’s current benefit liability is determined based upon vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which averages approximately 20 years. At December 31, 2004 and 2003, $1.7 million and $1.1 million, respectively, had been accrued to date, based on a discounted cash flow using a discount rate of 6.15%, and is included in other liabilities. In connection with the implementation of the Salary Continuation Plans, the Company purchased single premium universal life insurance policies on the life of each of the key employees covered under the Plan. The Company is the owner and beneficiary of these insurance policies. The cash surrender value of the policies was $3.4 million and $2.6 million at December 31, 2004 and 2003, respectively. The assets of the Plan, under Internal Revenue Service regulations, are the property of the Company and are available to satisfy the Company’s general creditors.

Officer Supplemental Life Insurance Plan

During 2004, the Company purchased single premium Bank-owned life insurance policies (BOLI) on certain officers with a portion of the death benefits available to the officers’ beneficiaries. The single premium paid at policy commencement of the BOLI totaled $9.0 million. Its initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company.  The cash surrender value of these insurance policies totaled $$9.2 million at December 31, 2004, and is included on the consolidated balance sheet in cash surrender value of life insurance. Income on these policies, net of expense, totaled approximately $155,000 for the year ended December 31, 2004.

12. Commitments and Contingent Liabilities

Lease Commitments: The Company leases land and premises for its branch banking offices and administration facilities. The initial terms of these leases expire at various dates through 2015. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. The total expense on land and premises leased under operating leases was $471,000, $275,000, and $267,000 during 2004, 2003, and 2002, respectively.

Future minimum rental commitments under existing leases as of December 31, 2004 are as follows:

(In thousands):
2005	$421
2006	327
2007	308
2008	209
2009	225
Thereafter	1,678
$3,168

Financial Instruments with Off-Balance Sheet Risk: The Company is party to financial instruments with off-balance sheet risk which arise in the normal course of business. These instruments may contain elements of credit risk, interest rate risk and liquidity risk, and include commitments to extend credit and standby letters of credit. The credit risk associated with these instruments is essentially the same as that involved in extending credit to customers and is represented by the contractual amount indicated in the table below:

	Contractual amount – December 31,
(in thousands)	2004	2003
Commitments to extend credit	$179,633	$140,256
Standby letters of credit	3,405	2,036

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Substantially all of these commitments are at floating interest rates based on the Prime rate, and most have fixed expiration dates. The Company evaluates each customer’s creditworthiness on a case-by-case basis, and the amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation. Collateral held varies but includes accounts receivable, inventory, leases, property, plant and equipment, residential real estate and income-producing properties. Many of the commitments are expected to expire without being drawn upon and, as a result, the total commitment amounts do not necessarily represent future cash requirements of the Company.

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit a short-term guarantees and have terms from less than one month to approximately 2.5 years. At December 31, 2004, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $3.4 million.

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

	December 31, 2004		December 31, 2003
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$56,406	$56,406	$48,590	$48,590
Interest-bearing deposits	7,429	7,550	7,212	7,745
Investment securities	112,250	112,250	83,735	83,735
Loans, net	397,585	395,852	344,797	344,706
Interest rate swap contracts	(289)	(289)	(424)	(424)
Financial Liabilities:
Deposits	536,672	537,085	440,444	439,413
Borrowings	75	75	345	348
Trust Preferred Securities	—	—	15,000	14,999
Junior Subordinated Debt	15,464	15,464	—	—
Commitments to extend credit	—	—	—	—

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

Interest Rate Swaps - The Company records interest rate swap contracts at fair value on the balance sheet. The fair value of interest rate swap contracts is based on the discounted net present value of the swap using third party dealer quotes.

Deposits – In accordance with SFAS No. 107, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at December 31, 2004 and 2003 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed by SFAS No. 107. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Borrowings - Borrowings consist of federal funds sold, securities sold under agreements to repurchase, and other short-term borrowings. Fair values of borrowings were estimated using the rates currently offered for borrowings with similar remaining maturities.

Trust Preferred Securities and Junior Subordinated Debt – Trust preferred securities and junior subordinated debt reprice semiannually. Consequently, fair values were estimated using the rates currently offered for borrowings with similar remaining repricing characteristics.

Off-balance sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, credit card arrangements, standby letters of credit and derivative contracts. The contract amounts of commitments to extend credit and standby letters of credit are disclosed in Note 12. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at December 31, 2004 and 2003.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. At December 31, 2002, these commitments were not reflected on the consolidated balance sheet. As discussed in Note 1 to the 2003 consolidated financial statements, FIN 45 became effective for all guarantees issued or modified subsequent to December 31, 2002, and required the fair value of such commitments be recorded after that date. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are deferred and recognized over the term of the commitment, and are not material to the Company’s consolidated balance sheet.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004 (Company):
Total Capital (to Risk Weighted Assets)	$68,473	13.42%	$40,817	8.00%	$51,021	10.00%
Tier 1 Capital (to Risk Weighted Assets)	62,691	12.29%	20,408	4.00%	30,613	6.00%
Tier 1 Capital (to Average Assets)	62,691	10.52%	17,878	3.00%	29,797	5.00%

As of December 31, 2004 (Bank):
Total Capital (to Risk Weighted Assets)	$65,843	12.96%	$40,636	8.00%	$50,795	10.00%
Tier 1 Capital (to Risk Weighted Assets)	60,061	11.82%	20,318	4.00%	30,477	6.00%
Tier 1 Capital (to Average Assets)	60,061	10.09%	17,861	3.00%	29,769	5.00%

As of December 31, 2003 - (Company):
Total Capital (to Risk Weighted Assets)	$63,116	14.02%	$36,010	8.00%	$45,012	10.00%
Tier 1 Capital (to Risk Weighted Assets)	56,645	12.58%	18,005	4.00%	27,007	6.00%
Tier 1 Capital (to Average Assets)	56,645	11.14%	15,260	3.00%	25,043	5.00%

As of December 31, 2003 - (Bank):
Total Capital (to Risk Weighted Assets)	$60,484	15.41%	$31,403	8.00%	$39,254	10.00%
Tier 1 Capital (to Risk Weighted Assets)	55,563	14.15%	15,702	4.00%	23,552	6.00%
Tier 1 Capital (to Average Assets)	55,563	10.92%	15,264	3.00%	25,440	5.00%

The Board of Governors has also adopted a statement of policy, supplementing its leverage capital ratio requirements, which provides definitions of qualifying total capital (consisting of Tier 1 capital and supplementary capital, including the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets) and sets forth minimum risk-based capital ratios of capital to risk-weighted assets. Insured institutions are required to maintain a ratio of qualifying total capital to risk weighted assets of 8%, at least one-half of which must be in the form of Tier 1 capital. Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004 and 2003, the most recent notifications from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum total capital and Tier 1 capital (as defined) to risk-based assets (as defined), and a minimum leverage ratio of Tier 1 capital to average assets (as defined) as set forth in the proceeding discussion.  There are no conditions or events since the notification that management believes have changed the institution’s category.

Under regulatory guidelines, the $15 million in Trust Preferred Securities issued in July of 2001 qualifies as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities qualifies as Tier 2 capital.

Dividends - Subsequent to the Reorganization on June 12, 2001, dividends paid to shareholders will be paid by the bank holding company, subject to restrictions set forth in the California General Corporation Law. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. Year-to-date as of December 31, 2004, the Company received $6.5 million in cash dividends from the Bank, from which the Company has declared or paid $3.6 million in dividends to shareholders.

Under California state banking law, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the California State Department of Financial Institutions, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. As of December 31, 2004, approximately $11.1 million was available to the Bank for cash dividend distributions without prior approval. Year-to-date, the Bank has paid dividends of $6.5 million to the Company.

Cash Restrictions - The Bank is required to maintain average reserve balances with the Federal Reserve Bank.  At December 31, 2004 and 2003, the Bank’s qualifying balance with the Federal Reserve Bank was $11.1 million and $7.1 million, respectively, consisting of vault cash and balances.

15. Supplemental Cash Flow Disclosures

	Years Ended December 31,
(In thousands)	2004	2003	2002
Cash paid during the period for:
Interest	$6,075	$7,663	$10,764
Income Taxes	7,090	4,019	3,237
Noncash investing activities:
Loans transferred to foreclosed property	0	1,554	5,113
Dividends declared not paid	910	802	710
Supplemental disclosures related to acquisitions:
Deposits	$48,249	—	—
Other liabilities	454	—	—
Interest-bearing deposits in other banks	(1,192)	—	—
Securities available for sale	(9,227)	—	—
Loans, net of allowance for loan loss	(23,250)	—	—
Premises and equipment	(1,588)	—	—
Intangibles	(2,611)	—	—
Accrued interest and other assets	(1,703)	—	—
Stock issued	6,251	—	—
Net cash and equivalents acquired	$15,383	—	—

16. Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Years Ended December 31,
(In thousands, except earnings per share data)	2004	2003	2002

Net income available to common shareholders	$8,405	$7,706	$6,833
Weighted average shares issued	5,641	5,487	5,444
Less: unearned ESOP shares	(11)	(27)	(43)
Weighted average shares outstanding	5,630	5,460	5,401
Add: dilutive effect of stock options	37	52	86
Weighted average shares outstanding adjusted for potential dilution	5,667	5,512	5,487
Basic earnings per share	$1.49	$1.41	$1.27
Diluted earnings per share	$1.48	$1.40	$1.25

17. Other Comprehensive Income

The following table provides a reconciliation of the amounts included in comprehensive income:

	Years Ended December 31
(In thousands)	2004	2003	2002
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain on sale securities – net income tax (benefit) of $(470), $(415), and $815	$(705)	$(623)	$1,222
Less: Reclassification adjustment for loss (gain) on sale of available-for-sale securities included in net income – net income tax (benefit) of $14, $(23), and $194	(21)	35	(292)

Net unrealized (loss) gain on available-for-sale securities – net income tax (benefit) of $(484), $(392), and $620	$(726)	$(588)	$930

Unrealized loss on interest rate swaps:
Unrealized losses arising during period – net income tax benefit of $51 and $201	$(76)	$(301)	—
Less: reclassification adjustments to interest income	(125)	(123)	—

Net change in unrealized loss on interest rate swaps – net of income tax benefit $51 and $201	$(201)	$(424)	—

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

At December 31, 2004 and 2003, the information pertaining to the outstanding interest rate swap is a s follows:

(000’s in millions)	December 31, 2004	December 31, 2003
Notional amount	$20,118	$23,123
Weighted average pay rate	4.34%	4.00%
Weighted average receive rate	4.88%	4.88%
Weighted average maturity in years	3.0	3.5
Unrealized loss relating to interest rate swaps	$878	$625

The amortizing hedge has a remaining notional value of $20.1 million and a duration of approximately 3.0 years. As of December 31, 2004, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately three and one half years. As of December 31, 2004, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $626,000 (net of tax benefit of $252,000). During the year ended December 31, 2004, $125,000 was reclassified from other accumulated comprehensive income into earnings. As of December 31, 2004, the amounts in accumulated OCI associated with these cash flows that are expected to be reclassified into interest expense within the next 12 months total $115,000.

19. Common Stock Repurchase Plan

During August 2001, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to 280,000 shares of the Company’s common stock on the open market or in privately negotiated transactions. The duration of the program is open-ended and the timing of the purchases will depend on market conditions. During the years ended December 31, 2003 and 2002, the Company repurchased 34,961 and 64,676 for a total of $691,000 and $1.1 million, respectively. The repurchased shares were subsequently retired.

On February 25, 2004, the Company announced another stock repurchase plan under which the Board of Directors approved a plan to repurchase, as conditions warrant, up to 276,500 shares of the Company’s common stock on the open market or in privately negotiated transactions. As with the first plan, the duration of the new program is open-ended and the timing of purchases will depend on market conditions. Concurrent with the approval of the new repurchase plan, the Board terminated the 2001 repurchase plan. During the year ended December 31, 2004, 89,420 shares were repurchased at a total cost of $2.1 million, and an average per share price of $23.10.

20. Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares – (parent only)

Balance Sheet - December 31, 2004 and 2003

(In thousands)	2004	2003
Assets
Cash and equivalents	$1,951	$1,513
Investment in bank subsidiary	65,606	57,665
Investment in nonbank entity	1,500	1,500
Other assets	907	457
Total assets	$69,964	$61,135
Liabilities & Shareholders’ Equity
Liabilities:
Junior subordinated debt securities	$15,464	$15,000
Accrued interest payable	380	327
Other liabilities	884	772
Total liabilities	16,728	16,099

Shareholders’ Equity:
Common stock, no par value 10,000,000 shares authorized, 5,683,794 and 5,512,538 issued and outstanding, in 2004 and 2003	22,322	18,227
Retained earnings	31,879	27,093
Unearned ESOP shares	(67)	(313)
Accumulated other comprehensive income	(898)	29
Total shareholders’ equity	53,236	45,036
Total liabilities and shareholders’ equity	$69,964	$61,135

United Security Bancshares – (parent only)

Income Statement

	Years Ended December 31,
(In thousands)	2004	2003
Income
Dividends from subsidiaries	$6,500	$3,300
Other income	0	124
Total income	6,500	3,424
Expense
Interest expense	821	784
Other expense	288	232
Total expense	1,109	1,016
Income before taxes and equity in undistributed income of subsidiary	5,391	2,408
Income tax benefit	(452)	(367)
Equity in undistributed income of subsidiary	2,562	4,931
Net Income	$8,405	$7,706

United Security Bancshares – (parent only)

Statement of Cash Flows

	Years Ended December 31,
(In thousands)	2004	2003
Cash Flows From Operating Activities
Net income	$8,405	$7,706
Adjustments to reconcile net earnings to cash provided by operating activities:
Equity in undistributed income of subsidiaries	(2,562)	(4,931)
Amortization of issuance costs	17	17
Net change in other liabilities	60	(66)
Net cash provided by operating activities	5,920	2,726

Cash Flows From Financing Activities
Proceeds from stock options exercised	86	1,293
Repurchase and retirement of common stock	(2,058)	(691)
Payment of dividends on common stock	(3,510)	(3,098)
Net cash used in financing activities	(5,482)	(2,496)

Net increase in cash and cash equivalents	438	230
Cash and cash equivalents at beginning of period	1,513	1,283
Cash and cash equivalents at end of period	$1,951	$1,513

Supplemental cash flow disclosures
Noncash financing activities:
Dividends declared not paid	$910	$802

21. Quarterly Financial Data (unaudited)

Selected quarterly financial data for the years ended December 31, 2004 and 2003 are presented below:

	2004				2003
(In thousands except per share data)	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$8,548	$8,060	$7,574	$6,566	$6,819	$6,987	$6,365	$6,756
Interest expense	1,807	1,616	1,554	1,456	1,579	1,630	1,873	2,178
Net interest income	6,741	6,444	6,020	5,110	5,240	5,357	4,492	4,578
Provision for credit losses	256	249	397	243	841	371	256	245
(Loss) gain on sale of securities	(92)	(10)	7	37	(34)	0	(24)	0
Other noninterest income	1,287	1,369	1,203	1,067	1,402	2,304	1,515	1,108
Noninterest expense	4,191	3,739	3,540	3,197	2,813	3,477	2,718	2,847
Income before income tax expense	3,489	3,815	3,293	2,774	2,954	3,813	3,009	2,594
Income tax expense	1,235	1,433	1,221	1,077	1,753	1,165	886	860
Net income	$2,254	$2,382	$2,072	$1,697	$1,201	$2,648	$2,123	$1,734
Net income per share:
Basic	$0.40	$0.42	$0.37	$0.31	$0.22	$0.49	$0.39	$0.32
Diluted	$0.40	$0.42	$0.37	$0.31	$0.22	$0.48	$0.39	$0.32
Dividends declared per share	$0.16	$0.16	$0.16	$0.16	$0.145	$0.145	$0.145	$0.145
Average shares outstanding For net income per share:
Basic	5,630	5,613	5,577	5,512	5,460	5,443	5,432	5,424
Diluted	5,667	5,652	5,617	5,554	5,512	5,498	5,494	5,484

22. Business Combination

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in the Securities and Exchange Act Rule 13(a)-15(d). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective on a timely manner to alert them to material information relating to the Company which is required to be included in the Company’s periodic Securities and Exchange Commission filings.

Management Report on Internal Control over Financial Reporting

As permitted by the Securities and Exchange Commission’s exemptive order of November 2004, applicable to certain accelerated filers, management’s report on internal control over financial reporting will be included in an amendment to this report.

Attestation Report of Registered Public Accounting Firm

As permitted by the Securities and Exchange Commission’s exemptive order of November 2004, applicable to certain accelerated filers, the attestation report of the Company’s auditors regarding management’s report on internal control over financial reporting will be included in an amendment to this report.

Amendment to 2004 Annual Report on Form 10K

As permitted by the Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 issued by the SEC on November 30, 2004, the Company will file Management’s Annual Report on Internal Control Over Financial Reporting and the related Attestation Report of the Registered Public Accounting Firm by April 30, 2005 through an amendment to this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Item 9B. Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 that was not reported on such form.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled “Information on Directors and Executive Officers” set forth in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (“Proxy Statement”).

Item 11 - Executive Compensation

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled “Compensation of Directors and Executive Officers” set forth in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (“Proxy Statement”).

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled “Shareholdings of Certain Beneficial Owners and Management” set forth in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (“Proxy Statement”).

Item 13 - Certain Relationships and Related Transactions

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled “Certain Related Parties and Related Party Transactions” set forth in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (“Proxy Statement”).

Item 14. Principal Accounting Fees and Services

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled “Principal Accounting Fees and Services” set forth in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (“Proxy Statement”).

PART IV

Item 15 – Exhibits and Financial Statement Schedules

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

(b)                                  Reports on Form 8-K

During the quarter ended December 31, 2004, the Company filed the following current reports on Form 8-K:

1)              On October 14, 2004 (containing a press release reporting the financial results for the period ended September 30, 2004).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the year ended December 31, 2004 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 11th day of March, 2005

United Security Bancshares

March 11, 2005	/S/ Dennis R. Woods
Dennis R. Woods
Chairman of the Board and
President

March 11, 2005	/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	3/11/2005	/s/ Robert G. Bitter
Director

Date:	3/11/2005	/s/ Stanley J. Cavalla
Director

Date:	3/11/2005	/s/ Tom Ellithorpe
Director

Date:	3/11/2005	/s/ R. Todd Henry
Director

Date:	3/11/2005	/s/ Ronnie D. Miller
Director

Date:	3/11/2005	/s/ Robert M. Mochizuki
Director

Date:	3/11/2005	/s/ Walter Reinhard
Director

Date:	3/11/2005	/s/ John Terzian
Director