Form 10-K/A
period 2004-12-31
UNITED SECURITY BANCSHARES
filed 2005-04-13
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

TABLE OF CONTENTS

Explanatory Note
Signatures
Exhibit Index
Exhibit 31.2

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Annual Report on Form 10-K is solely for the purpose of correcting a typographical error in Exhibit 31.2. Specifically, the name and the title of the Chief Financial Officer were misstated in the signature of that exhibit. No other changes are being made by means of this filing. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as described above.

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

11.1	Computation of earnings per share.

See Note 16 to Financial Statements on page 67 of this report (2)

23.1	Consent of Moss Adams LLP (2)

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbannes-Oxley Act of 2002. (2)

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbannes-Oxley Act of 2002. (3)

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 (2)

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 (2)

(1)   Previously filed on April 4, 2001 as an exhibit to the Company’s filing on Form S-4 (file number 333-58256).

(2)   Previously filed on March 15, 2005 as an exhibit to the Company’s filing of 2004 Annual Report on Form 10-K.

(3)   Exhibit filed herewith.

(b)           Reports on Form 8-K

During the quarter ended December 31, 2004, the Company filed the following current reports on Form 8-K:

1)     On October 14, 2004 (containing a press release reporting the financial results for the period ended September 30, 2004).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K for the year ended December 31, 2004 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 12th day of April, 2005

United Security Bancshares

April 12, 2005	/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

The following exhibit is filed as part of this report on Form 10-K/A:

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.