Form 10-K/A
period 2004-12-31
UNITED SECURITY BANCSHARES
filed 2005-04-25
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No  ☐

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter - June 30, 2004:  $88,898,832

Shares outstanding as of February 28, 2005:  5,685,724

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement for the 2005 Meeting of Shareholders is incorporated by reference into Part III.	Part III, Items 10, 11, 12 and 13

EXPLANATORY NOTE

This Amendment No. 2 to the Company’s 2004 Annual Report on Form 10-K is solely for the purpose of including “Management’s Report on Internal Control Over Financial Reporting”, and the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” in Item 9A.  These reports were initially omitted from Registrant’s original 2004 Form 10-K filing (“Original Report”) as permitted by the Order under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 issued by the Securities and Exchange Commission (“SEC”) on November 30, 2004.  Conforming changes have also been made to Item 9A and Exhibits 31.1 and 31.2 included in the Original Report.  Exhibits 23.1 and 32.1 and 32.2 are being currently dated but are otherwise unchanged from those filed in the Original Report.  No other changes to the Original Report have been made.  This Amendment No. 2 does not reflect events occurring after the filing of the Original Report or modify or update the disclosures therein in any way other than as described above.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in the Securities and Exchange Act Rule 13(a)-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective on a timely manner to alert them to material information relating to the Company which is required to be included in the Company’s periodic Securities and Exchange Commission filings.

Management Report on Internal Control over Financial Reporting:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of United Security Bancshares and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

The Company’s system of internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and fair presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2004.

The Company’s independent registered public accounting firm, Moss Adams LLP who audits the Company’s consolidated financial statements, have issued an attestation report on Management’s assessment and on the effectiveness of the Company’s internal control over financial reporting. This report is included below.

Dated April 19, 2005

Report of Registered Public Accounting Firm on Internal Control Over Financial Reporting:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of
United Security Bancshares and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that United Security Bancshares and Subsidiaries (United Security Bancshares or the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that United Security Bancshares maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, United Security Bancshares maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Security Bancshares as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 28, 2005, expressed an unqualified opinion thereon.

/s/MOSS ADAMS LLP

Stockton, California
April 19, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-K for the year ended December 31, 2004 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 25th day of April, 2005

United Security Bancshares

April 25, 2005	/S/ Dennis R. Woods
Dennis R. Woods
Chairman of the Board and
President

April 25, 2005	/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer

PART IV

Item 15 – Exhibits and  Financial Statement Schedules

(a)(1)                   Financial Statements

See Financial Statements beginning on page 43 of the Registrant’s 2004 Form 10-K.

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

23.1         Consent of Independent Registered Public Accounting Firm, Moss Adams LLP (3)

31.1         Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbannes-Oxley Act of 2002. (3)

31.2         Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbannes-Oxley Act of 2002. (3)

32.1         Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of  the Sarbannes-Oxley Act of 2002. (3)

32.2         Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbannes-Oxley Act of 2002. (3)

(1)          Previously filed on April 4, 2001 as an exhibit to the Company’s filing on Form S-4 (file number 333-58256).

(2)          Previously filed on March 15, 2005 as an exhibit to the Company’s filing of 2004 Annual Report on Form 10-K.

(3)          Exhibit filed herewith.

(b)  Exhibits