Form 10-Q
period 2005-03-31
UNITED SECURITY BANCSHARES
filed 2005-05-10
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value

(Title of Class)

Shares outstanding as of April 30, 2005:  5,685,064

United Security Bancshares and Subsidiaries

Consolidated Balance Sheets

March 31, 2005 (unaudited) and December 31, 2004

	March 31,	December 31,
(in thousands except shares)	2005	2004
Assets
Cash and due from banks	$29,580	$30,366
Federal funds sold and securities purchased under agreements to resell	19,150	26,040
Cash and cash equivalents	48,730	56,406
Interest-bearing deposits in other banks	7,484	7,429
Investment securities available for sale	113,350	112,250
Loans and leases	410,205	398,684
Unearned fees	(864)	(1,099)
Allowance for credit losses	(7,324)	(7,251)
Net loans	402,017	390,334
Accrued interest receivable	3,009	2,523
Premises and equipment - net	8,909	8,102
Other real estate owned	1,565	1,615
Intangible assets	3,204	3,338
Goodwill	750	750
Cash surrender value of life insurance	12,683	12,571
Investment in limited partnership	4,181	4,295
Deferred income taxes	5,180	4,547
Other assets	7,537	7,536
Total assets	$618,599	$611,696

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$142,979	$129,970
Interest bearing	398,272	406,702
Total deposits	541,251	536,672
Other borrowings	0	75
Accrued interest payable	1,021	1,166
Accounts payable and other liabilities	6,903	5,083
Junior subordinated debentures	15,464	15,464
Total liabilities	564,639	558,460
Commitments and Contingent Liabilities
Shareholders’ Equity
Common stock, no par value
10,000,000 shares authorized, 5,685,064 and 5,683,794 issued and outstanding, in 2005 and 2004, respectively	22,260	22,322
Retained earnings	33,520	31,879
Unearned ESOP shares	0	(67)
Accumulated other comprehensive loss	(1,820)	(898)
Total shareholders’ equity	53,960	53,236
Total liabilities and shareholders’ equity	$618,599	$611,696

See notes to financial statements

United Security Bancshares and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

	Quarter Ended March 31,
(In thousands except shares and EPS)	2005	2004
Interest Income:
Loans, including fees	$7,885	$5,649
Investment securities — AFS — taxable	1,088	753
Investment securities — AFS — nontaxable	27	32
Federal funds sold and securities purchased under agreements to resell	62	60
Interest on deposits in other banks	75	72
Total interest income	9,137	6,566
Interest Expense:
Interest on deposits	1,679	1,261
Interest on other borrowings	278	195
Total interest expense	1,957	1,456
Net Interest Income Before Provision for Credit Losses	7,180	5,110
Provision for Credit Losses	251	243
Net Interest Income	6,929	4,867
Noninterest Income:
Customer service fees	1,091	979
Gain on sale of securities	0	37
Gain on sale of other real estate owned	12	12
Shared appreciation income	32	0
Other	161	76
Total noninterest income	1,296	1,104
Noninterest Expense:
Salaries and employee benefits	1,982	1,527
Occupancy expense	548	389
Data processing	158	132
Professional fees	271	269
Director fees	51	44
Amortization of intangibles	134	88
Correspondent bank service charges	90	68
Loss on California tax credit partnership	114	96
Other	668	584
Total noninterest expense	4,016	3,197
Income Before Taxes on Income	4,209	2,774
Provision for Taxes on Income	1,545	1,077
Net Income	$2,664	$1,697
Other comprehensive income, net of tax:
Unrealized gain (loss) on available for sale securities and interest rate swap — net of income tax expense (benefit) of $(634), and $289	(922)	383
Comprehensive Income	$1,742	$2,080
Net Income per common share
Basic	$0.47	$0.31
Diluted	$0.47	$0.31
Shares on which net income per common shares
Were based
Basic	5,685,943	5,512,005
Diluted	5,721,946	5,554,433

See notes to financial statements

United Security Bancshares and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Periods Ended March 31, 2005

	Common stock	Common stock			Accumulated Other
	Number		Retained	Unearned	Comprehensive
(In thousands except shares)	of Shares	Amount	Earnings	ESOP Shares	Income (Loss)	Total
Balance January 1, 2004	5,512,538	$18,226	$27,093	$(313)	$29	$45,035

Director/Employee stock options exercised	3,000	51				51
Tax benefit of stock options exercised		9				9
Net changes in unrealized gain on available for sale securities (net of income tax of $175)					263	263
Net changes in unrealized gain on interest rate swaps (net of income tax of $114)					120	120
Dividends on common stock ($0.16 per share)			(884)			(884)
Repurchase and cancellation of common shares	(9,900)	(253)				(253)
Release of unearned ESOP shares	4,901			92		92
Net Income			1,697			1,697
Balance March 31, 2004 (unaudited)	5,510,539	18,033	27,906	(221)	412	46,130

Director/Employee stock options exercised	2,000	35				35
Tax benefit of stock options exercised		2				2
Net changes in unrealized gain on available for sale securities (net of income tax benefit of $659)					(988)	(988)
Net changes in unrealized gain on interest rate swaps (net of income tax benefit of $165)					(322)	(322)
Dividends on common stock ($0.48 per share)			(2,734)			(2,734)
Issuance of shares for business combination	241,447	6,033				6,033
Repurchase and cancellation of common shares	(79,520)	(1,804)				(1,804)
Release of unearned ESOP shares	9,328	23		154		177
Net Income			6,707			6,707
Balance December 31, 2004	5,683,794	22,322	31,879	(67)	(898)	53,236

Director/Employee stock options exercised	1,000	18				18
Net changes in unrealized loss on available for sale securities (net of income tax benefit of $555)					(832)	(832)
Net changes in unrealized loss on interest rate swaps (net of income tax benefit of $79)					(90)	(90)
Dividends on common stock ($0.18 per share)			(1,023)			(1,023)
Repurchase and cancellation of common shares	(3,576)	(88)				(88)
Release of unearned ESOP shares	3,846	8		67		75
Net Income			2,664			2,664
Balance March 31, 2005 (unaudited)	5,685,064	$22,260	$33,520	$0	$(1,820)	$53,960

See notes to financial statements

United Security Bancshares and Subsidiaries

Consolidated Statements of Cash Flows

	Quarter Ended March 31,
(In thousands)	2005	2004
Cash Flows From Operating Activities:
Net income	$2,664	$1,697
Adjustments to reconcile net earnings to cash provided by operating activities:
Provision for credit losses	251	243
Depreciation and amortization	364	233
Amortization of investment securities	(20)	13
Increase in accrued interest receivable	(486)	(170)
Decrease in accrued interest payable	(145)	(99)
Decrease in unearned fees	(235)	(77)
Increase (decrease) in income taxes payable	1,567	(337)
Decrease in accounts payable and accrued liabilities	(65)	(303)
Gain on sale of securities	0	(37)
Gain on sale of other real estate owned	(12)	(12)
Gain on sale of fixed assets	(4)	(7)
Increase in surrender value of life insurance	(112)	(23)
Loss on limited partnership interest	114	96
Net increase in other assets	(8)	(193)
Net cash provided by operating activities	3,873	1,024

Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	(55)	(53)
Purchases of available-for-sale securities	(4,131)	(9,978)
Maturities and calls of available-for-sale securities	1,666	14,861
Net increase in loans	(11,614)	(14,514)
Cash proceeds from sales of leased assets	29	0
Proceeds from sales of other real estate owned	62	0
Capital expenditures for premises and equipment	(1,049)	(871)
Cash proceeds from sales of premises and equipment	19	16
Net cash used in investing activities	(15,073)	(10,539)

Cash Flows From Financing Activities:
Net increase (decrease) in demand deposit and savings accounts	9,046	(6,375)
Net (decrease) increase in certificates of deposit	(4,467)	9,644
Director/Employee stock options exercised	18	51
Repurchase and retirement of common stock	(88)	(253)
Repayment of ESOP borrowings	(75)	(92)
Payment of dividends on common stock	(910)	(802)
Net cash provided by financing activities	3,524	2,171

Net decrease in cash and cash equivalents	(7,676)	(7,344)
Cash and cash equivalents at beginning of period	56,406	48,590
Cash and cash equivalents at end of period	$48,730	$41,246

See notes to financial statements

United Security Bancshares and Subsidiaries - Notes to Consolidated Financial Statements - (Unaudited)

1. Organization and Summary of Significant Accounting and Reporting Policies

The consolidated financial statements include the accounts of United Security Bancshares, and its wholly owned subsidiary United Security Bank and subsidiary (the “Bank”). United Security Bancshares Capital Trust I (the “Trust”) was deconsolidated effective March 2004 pursuant to FIN46, (collectively the “Company” or “USB”). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, Inc. (including the Bank).

Effective April 23, 2004, the Company announced the completion of a merger with Taft National Bank headquartered in Taft, California. Taft National Bank (“Taft”) was merged into United Security Bank and Taft’s two branches operate as branches of United Security Bank. The total consideration paid to Taft shareholders was 241,447 shares of the Company’s Common Stock valued at just over $6 million. This transaction was accounted for using the purchase method of accounting, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Taft based on the fair value of those assets and liabilities. Assets acquired and liabilities assumed in the merger included $23.3 million in net loans, $19.2 million in investments and federal funds sold, and $48.2 million in deposits (see Note 22 to the Company’s Notes to Financial Statements contained in the Company’s December 31, 2004 Annual Report on Form 10-K).

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2004. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

2. Securities Available for Sale

Following is a comparison of the amortized cost and approximate fair value of securities available for sale for the periods ended March 31, 2005 and December 31, 2004:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Carrying
(In thousands)	Cost	Gains	Losses	Amount)
March 31, 2005:
U.S. Treasury securities	$399	$0	$(3)	$396
U.S. Government agencies	92,114	179	$(1,776)	$90,517
U.S. Government agency Collateralized mortgage obligations	29	0	(1)	28
Obligations of state and political subdivisions	2,242	125	0	2,367
Other investment securities	20,406	44	(408)	20,042
	$115,190	$348	$(2,188)	$113,350
December 31, 2004:
U.S. Treasury securities	$399	$0	$(2)	$397
U.S. Government agencies	$89,329	$312	$(764)	$88,877
U.S. Government agency collateralized mortgage obligations	31	0	0	31
Obligations of state and political subdivisions	2,242	155	0	2,397
Other investment securities	20,703	70	(225)	20,548
	$112,704	$537	$(991)	$112,250

Included in other investment securities is, a short-term government securities mutual fund totaling $7.8 million at both March 31,

2005 and December 31, 2004; a commercial asset-backed trust totaling $4.3 million at March 31, 2005, and $4.6 million at December 31, 2004; a CRA-qualified mortgage fund totaling $4.9 million at March 31, 2005, and $5.0 million at December 31, 2004; and Trust Preferred securities pools totaling $3.1 million at March 31, 2005, and $3.2 million at December 31, 2004. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were no realized gains or losses on sales or calls of available-for-sale securities during the three months ended March 31, 2005. There were realized losses on calls of available-for-sale securities totaling $31,000 and realized gains on calls of available-for-sale securities totaling $68,000 for the three-month periods ended March 31, 2004.

Securities that have been temporarily impaired less than 12 months at March 31, 2005 are comprised of twenty-four U.S. government agency securities, three other investment securities and one U.S. treasury security with a total weighted average life of 4.9 years. As of March 31, 2005, there were four U.S. government agency securities and one other investment security with a total weighted average life of 1.12 years that have been temporarily impaired for twelve months or more.

The following summarizes temporarily impaired investment securities at March 31, 2005:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Treasury securities	$396	$(3)	$0	$0	$396	$(3)
U.S. Government agencies	72,961	(1,401)	10,654	(375)	83,615	(1,776)
U.S. Government agency collateralized mortgage Obligations	0	(1)	0	0	0	(1)
Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	7,970	(175)	7,767	(233)	15,737	(408)
Total impaired securities	$81,327	$(1,580)	$18,421	$(608)	$99,748	$(2,188)

Because the decline in market value is attributable to changes in market rates of interest rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2005.

At March 31, 2005 and December 31, 2004, available-for-sale securities with an amortized cost of approximately $69.6 million and $70.7 million (fair value of $68.4 million and $70.4 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

3. Loans and Leases

Loans include the following:

	March 31,	% of	December 31,	% of
(In thousands)	2005	Loans	2004	Loans
Commercial and industrial	$123,564	30.2%	$123,720	31.0%
Real estate — mortgage	84,630	20.6%	88,187	22.1%
Real estate — construction	145,149	35.4%	137,523	34.5%
Agricultural	24,517	6.0%	23,416	5.9%
Installment/other	19,882	4.8%	13,257	3.3%
Lease financing	12,463	3.0%	12,581	3.2%
Total Gross Loans	$410,205	100.0%	$398,684	100.0%

There were no loans over 90 days past due and still accruing interest at March 31, 2005. Loans over 90 days past due and still accruing interest totaled $375,000 at December 31, 2004. Nonaccrual loans totaled $18.2 million and $16.7 million at March 31, 2005 and December 31, 2004, respectively.

An analysis of changes in the allowance for credit losses is as follows:

	March 31,	December 31,	March 31,
(In thousands)	2005	2004	2004
Balance, beginning of year	$7,251	$6,081	$6,081
Provision charged to operations	251	1,145	243
Losses charged to allowance	(164)	(590)	(415)
Recoveries on loans previously charged off	21	136	24
Reclassification of off-balance sheet reserve	(35)	986	(353)
Reserve acquired in business combination	0	(507)	0
Balance at end-of-period	$7,324	$7,251	$5,580

The allowance for credit losses represents management’s estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. The formula allowance for unfunded loan commitments totaling $542,000 at March 31, 2005 has been reclassified to other liabilities. Significant changes in these estimates might be required in the event of a downturn in the economy and/or the real estate markets in the San Joaquin Valley, and the greater Oakhurst and East Madera County areas.

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the periods presented:

(in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Total impaired loans at period-end	$15,715	$17,673	$17,262
Impaired loans which have specific allowance	11,344	11,966	6,565
Total specific allowance on impaired loans	3,148	3,174	1,928
Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	4,371	5,707	10,697

(in thousands)	QTD — 3/31/05	YTD - 12/31/04	QTD — 3/31/04
Average recoded investment in impaired loans during period	$16,694	$16,600	$17,973
Income recognized on impaired loans during period	0	0	0

4. Premises and Equipment

During the second quarter of 2003, an OREO property totaling $1.8 million was transferred to bank premises to be utilized to enhance bank operations. The Company’s administrative headquarters will ultimately be relocated to the premises to provide additional space for current operations and allow for future expansion. A portion of the premises is being leased to a third party, which will occupy the building during the second quarter of 2005. Pursuant to an agreement with the third-party lessee, the Company expects to be reimbursed approximately $1.4 million in construction costs related to lessee improvements included in premises and equipment.

5. Investment in Title Company

During August 2001, the Company purchased an equity ownership interest of $1.5 million in Diversified Holding Corporation (DHC). At December 31, 2004, the Company’s ownership percentage of DHC was 13.8%. For financial reporting purposes, the equity investment is included in other assets in the consolidated balance sheets, and as investment in nonbank entity in the parent-only balance sheets. Diversified Holding Corporation is the parent company of Diversified Title & Escrow Services, Diversified Title Insurance Company and Diversified Exchange Corporation, a §1031 exchange and cash holdback escrow service. DHC’s primary business is to provide Realtors®, lenders, property owners, developers and investors with title, escrow and closing settlement services, through an extensive branch network serving Southern California.

Diversified Holding Corporation experienced operating losses during 2004 primarily as the result of a significant decrease in mortgage loan refinancing business due to real estate price increases and rising interest rates. In addition, DHC was previously fined by the Department of Insurance for “buying” business from real estate sales offices. As a result, DHC no longer utilizes those methods of business development even though other similar firms continue to do so. Consequently, the Company believes DHC will continue to experience some degree of difficulty competing for business from real estate sales offices. To be competitive, DHC believes it must capture business, either from its existing owners, a consortium of community banks, or from other sources and/or implement a direct marketing plan on households listed for sale. Several options are currently under consideration.

DHC’s 2005 profit plan indicated continued losses during the first quarter of 2005 as a result of reduced real estate activity, and a return to profitability during the second quarter of 2005 and beyond. In addition, DHC anticipates the Department of Insurance (DOI) will require a capital infusion in the near future, estimated at $2.5 million. During the fourth quarter of 2004, a new investor along with DHC initiated a restructuring plan under which current investors could choose to “opt in” and contribute pro-rata additional capital by purchasing additional shares or “opt out” and receive a discounted price for their investment. Remaining investors would also agree to contribute a pro-rata share of about $2.5 million, the amount estimated to be required by DOI to enhance reserve levels. In subsequent years, the restructured entity would purchase and retire from future cash flows, the shares of opt in investors at an estimated per-share price in excess of the Company’s carrying amount of $1.00 per share. The Company concluded that the restructuring plan was a viable solution. As a result, during February 2005, the Company provided DHC with a short-term working capital loan of $600,000 to cover potential cash-flow shortfalls as DHC initiated plans to restructure and return to profitability. The $600,000 loan to DHC is recorded as a loan on the Company’s March 31, 2005 consolidated balance sheet. The working capital loan is well collateralized and not considered impaired at this time.

During January 2005, the Company performed an impairment analysis on its equity investment in DHC pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Based upon cash-flow assumptions and forecasts at that time, management concluded that there was no impairment of the Company’s equity investment in DHC as of December 31, 2004.

During April 2005 additional information was obtained on the status of DHC’s operations. DHC continues to experience operating losses, and efforts to restructure, recapitalize, or sell the business are ongoing but have not been concluded. The Company’s management has again assessed the anticipated cash-flows of DHC and the ultimate ability to collect the Company’s equity investment in DHC. Although there can be no assurance that current assumptions and forecasts used in the assessment will ultimately develop, management believes at this time that it is reasonably possible that a loss will ultimately be incurred. Based upon management’s estimate of the most likely amount of the potential loss, the Company will record a write-down of its equity investment in DHC of approximately $662,000 during the second quarter of 2005.

6. Supplemental Cash Flow Disclosures

	Three Months Ended March 31,
(In thousands)	2005	2004
Cash paid during the period for:
Interest	$2,101	$1,555
Income Taxes	0	1,405
Noncash investing activities:
Dividends declared not paid	$1,023	$884

7. Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended March 31,
(In thousands except earnings per share data)	2005	2004
Net income available to common shareholders	$2,664	$1,697

Weighted average shares issued	5,686	5,528
Less: unearned ESOP shares	(0)	(16)
Weighted average shares outstanding	5,686	5,512
Add: dilutive effect of stock options	36	42
Weighted average shares outstanding adjusted for potential dilution	5,722	5,554

Basic earnings per share	$0.47	$0.31
Diluted earnings per share	$0.47	$0.31

8. Derivative Financial Instruments and Hedging Activities

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The Company has analyzed the effectiveness of the interest rate swap agreement at March 31, 2005 and has determined that there is no ineffectiveness resulting from the hedge.

The amortizing hedge has a remaining notional value of $19.4 million and duration of approximately 2.5 years. As of March 31, 2005, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately four years. As of March 31, 2005, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $716,000 (net of tax benefit of $330,000). During the three months ended March 31, 2005, $28,000 was reclassified from other accumulated comprehensive income into expense, and is reflected as a reduction in other noninterest income.

9. Common Stock Repurchase Plan

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

During the three months ended March 31, 2005, 3,576 shares were repurchased at a total cost of $88,000, and an average per share price of $24.56.

10. Stock Based Compensation

At March 31, 2005, the Company has a stock-based employee compensation plan, which is described more fully in Note 10 of the Company’s Annual Report on Form 10K for the year ended December 31, 2004.  The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, an amendment of FASB Statement No. 123.

	Period Ended March 31,
(In thousands except earnings per share)	2005	2004
Net income, as reported	$2,664	$1,697
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(12)
Pro forma net income	$2,663	$1,685
Earnings per share:
Basic — as reported	$0.47	$0.31
Basic — pro forma	$0.47	$0.31
Diluted — as reported	$0.47	$0.31
Diluted — pro forma	$0.47	$0.30

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

On April 15, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under Statement No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005, or after Dec. 15, 2005 for small business issuers. Calendar year-end companies that are not small business issuers, therefore, would have been permitted to follow the pre-existing accounting literature for the first and second quarters of 2005, but required to follow Statement No. 123R for their third quarter reports. The Commission’s new rule allows companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or Dec. 15, 2005 for small business issuers. This means that the Company, which is a calendar year-end company, is not required to comply with Statement No. 123R until the interim financial statements for the first quarter of 2006 are filed with the Commission. As a result of the SEC’s recent ruling, the Company will adopt the requirements of SFAS No. 123R using the modified-prospective method during the first quarter of 2006. Adoption of the standard is not considered to have a significant impact on results of operations and financial condition of the Company.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) competitive pressures in the banking industry and changes in the regulatory environment; ii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; iv) credit quality deterioration that could cause an increase in the provision for loan losses; v) Asset/Liability matching risks and liquidity risks; volatility and devaluation in the securities markets; and vi) expected cost savings from recent acquisitions are not realized. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Effective April 23, 2004, the Company announced the completion of a merger with Taft National Bank headquartered in Taft, California. Taft National Bank (“Taft”) was merged into United Security Bank and Taft’s two branches operate as branches of United Security Bank. The total consideration paid to Taft shareholders was 241,447 shares of the Company’s Common Stock valued at just over $6 million. This transaction was accounted for using the purchase method of accounting, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Taft based on the fair value of those assets and liabilities. Assets acquired and liabilities assumed in the merger included $23.3 million in net loans, $19.2 million in investments and federal funds sold, and $48.2 million in deposits (see Note 22 to the Company’s Notes to Financial Statements contained in the Company’s December 31, 2004 Annual Report on Form 10-K).

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

Trends Affecting Results of Operations and Financial Position

The following table summarizes the quarterly and year-to-date averages of the components of interest-bearing assets as a percentage of total interest bearing assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	3/31/05	12/31/04	3/31/04
Loans	75.11%	75.12%	75.13%
Investment securities	21.17%	18.58%	18.00%
Interest-bearing deposits in other banks	1.38%	1.57%	1.58%
Federal funds sold	2.34%	4.73%	5.29%
Total earning assets	100.00%	100.00%	100.00%

NOW accounts	12.83%	11.54%	9.45%
Money market accounts	27.63%	23.85%	22.97%
Savings accounts	8.31%	7.65%	6.70%
Time deposits	46.50%	52.77%	56.47%
Other borrowings	1.00%	0.22%	0.08%
Subordinated debentures	3.73%	3.97%	4.33%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

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

With continued increases in market rates of interest experienced since July 2004, the Company has experienced substantial increases in net interest margins, and should continue to experience increases throughout the remainder of 2005. The Company’s net interest margin was 5.38% for the quarter ended March 31, 2005, as compared to 4.87% for the year ended December 31, 2004, and 4.48% for the quarter ended March 31, 2004. With approximately 66% of the loan portfolio in floating rate instruments, benefits of rising rates were realized almost immediately on loan yields during the later half of 2004. Deposit rates lagged during the third quarter of 2004, but deposit-pricing pressures increased during the fourth quarter of 2004 and have continued into the first quarter of 2005. With additional rate increases anticipated during 2005, the Company should continue to realize strong net interest margins during the remainder of the year.

The Company has maintained a strong yet conservative balance sheet, with sound loan and deposit growth and minimal dependence on borrowings. While total assets have grown nearly $108 million between March 31, 2004 and March 31, 2005, the loan portfolio has comprised a consistent 75% of the overall balance sheet. On average, core deposits, including NOW accounts, money market accounts, and savings accounts, continue to increase and comprise a greater percentage of total interest-bearing liabilities for the three months ended March 31, 2005 as compared to the averages for the year ended December 31, 2004 and the quarter ended March 31, 2004. Time deposits continue to decline as a percentage of total average interest-bearing liabilities, and represent 46.50% of interest-bearing liabilities for quarter ended March 31, 2005 as compared to 56.47% of interest-bearing liabilities for the quarter ended March 31, 2004.

The Company continues to emphasize relationship banking and core deposit growth, and has continued to focus greater attention on its market area of Fresno and Madera Counties, as well as its new markets in Kern County. The San Joaquin Valley and other California markets continue to benefit from construction lending and commercial loan demand from small and medium size businesses. During the first quarter of 2005, loan growth totaled $11.5 million, with $7.6 million or $66.2% of that growth occurring in real estate construction loans. Growth also occurred in agricultural and installment loans during the first quarter of 2005, as the Company has continued to diversify the loan portfolio as opportunities arise. In the future, the Company will maintain an emphasis on its core lending strengths of commercial real estate and construction lending, as well as small business financing, while expanding opportunities in agricultural, installment, and other loan categories when possible.

The Company will continue to evaluate its strategic business plan as economic and market factors change in its market area. Growth and increased market share will be of primary importance during 2005 and beyond. The Company will continue to develop new business in its Convention Center Branch opened in Downtown Fresno during April 2004, as well in the two Kern County branches acquired during April 2004 as the result of the merger with Taft National Bank in Kern County, California. In addition, it is anticipated that the Company will relocate its East Shaw branch, located in Fresno, to a new location in north Fresno, which will enhance its business presence in that rapidly growing area. Market rates of interest will also be an important factor in the Company’s ongoing strategic planning process, as interest rates are expected to continue to rise into the foreseeable future.

The Company purchased an equity ownership interest of $1.5 million in Diversified Holding Corporation (DHC) during August 2001. For financial reporting purposes, the equity investment is included in other assets in the consolidated balance sheets, and as investment in nonbank entity in the parent-only balance sheets. In addition, the Company provided DHC with a short-term working capital loan of $600,000 during the first quarter of 2005. The $600,000 loan to DHC is recorded as a loan on the Company’s March 31, 2005 consolidated balance sheet.

Diversified Holding Corporation experienced operating losses during 2004, but pursuant to an impairment analysis performed during January 2005 management concluded that there was no impairment of the Company’s equity investment in DHC as of December 31, 2004. The circumstances surrounding DHC did not change significantly between December 31, 2004 and March 31, 2005. The working capital loan is well collateralized and not considered impaired at this time.

During the second quarter of 2005 additional information was obtained on the status of DHC’s operations. DHC continues to experience operating losses, and efforts to restructure, recapitalize, or sell the business are ongoing but have not been concluded. The Company’s management has again assessed the anticipated cash-flows of DHC and the ultimate ability to collect the Company’s equity investment in DHC. Although there can be no assurance that current assumptions and forecasts used in the assessment will ultimately develop, management believes at this time that it is reasonably possible that a loss will ultimately be incurred. Based upon management’s estimate of the most likely amount of the potential loss, the Company will record a write-down of its equity investment in DHC of approximately $662,000 during the second quarter of 2005 (for additional information, see Note 5 to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for March 31, 2005).

Unrelated but also during the second quarter, the Company expects to record gains on the sale of two OREO properties of approximately $286,000 and begin receiving rental income on the rented portion of a new administrative headquarters building amounting to $120,000. The net after tax loss of all of these transactions is not projected to be material.

Results of Operations

For the three months ended March 31, 2005, the Company reported net income of $2.7 million or $0.47 per share ($0.47 diluted) as compared to $1.7 million or $0.31 per share ($0.31 diluted) for the three months ended March 31, 2004. The Company’s return on average assets was 1.77% for the three-month-period ended March 31, 2005 as compared to 1.36% for the three-month-period ended March 31, 2004. The Bank’s return on average equity was 19.86% for the three months ended March 31, 2005 as compared to 14.81% for the same three-month period of 2004.

Net Interest Income

Net interest income before provision for credit losses totaled $7.2 million for the three months ended March 31, 2005, representing an increase of $2.1 million or 40.5% when compared to the $5.1 million reported for the same three months of the previous year. The increase in net interest income between 2004 and 2005 is primarily the result of increased volumes in, and yields on, interest-earning assets, which more than offset increases in the Company’s cost of interest-bearing liabilities.

The Bank’s net interest margin, as shown in Table 1, increased to 5.38% at March 31, 2005 from 4.48% at March 31, 2004, an increase of 90 basis points (100 basis points = 1%) between the two periods. Average market rates of interest increased significantly between the three-month periods ended March 31, 2004 and 2005. The prime rate averaged 5.44% for the three months ended March 31, 2005 as compared to 4.00% for the comparative three months of 2004.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:

Interest rates and Interest Differentials

Periods Ended March 31, 2005 and 2004

	2005			2004
(dollars in thousands)	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)	$406,943	$7,885	7.86%	$344,720	$5,649	6.59%
Investment Securities — taxable	112,460	1,088	3.92%	79,958	753	3.79%
Investment Securities — nontaxable (2)	2,242	27	4.88%	2,613	32	4.93%
Interest on deposits in other banks	7,452	75	4.08%	7,236	72	4.00%
Federal funds sold and reverse repos	12,691	62	1.98%	24,251	60	1.00%
Total interest-earning assets	541,788	$9,137	6.84%	458,778	$6,566	5.76%
Allowance for possible loan losses	(7,917)			(6,014)
Noninterest-bearing assets:
Cash and due from banks	29,182			18,414
Premises and equipment, net	8,389			4,885
Accrued interest receivable	2,532			2,045
Other real estate owned	1,586			2,718
Other assets	34,548			19,825
Total average assets	$610,108			$500,651
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$53,147	$50	0.38%	$33,739	$34	0.41%
Money market accounts	114,436	471	1.67%	82,000	281	1.38%
Savings accounts	34,402	38	0.45%	23,911	28	0.47%
Time deposits	192,545	1,120	2.36%	201,646	918	1.83%
Other borrowings	4,129	32	3.14%	302	4	5.33%
Junior subordinated debentures	15,464	246	6.45%	15,464	191	4.97%
Total interest-bearing liabilities	414,123	$1,957	1.92%	357,062	$1,456	1.64%
Noninterest-bearing liabilities:
Noninterest-bearing checking	136,653			92,610
Accrued interest payable	923			647
Other liabilities	3,993			4,228
Total Liabilities	555,692			454,547

Total shareholders’ equity	54,416			46,104
Total average liabilities and shareholders’ equity	$610,108			$500,651
Interest income as a percentage of average earning assets			6.84%			5.76%
Interest expense as a percentage of average earning assets			1.46%			1.28%
Net interest margin			5.38%			4.48%

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $920,000 and $555,000 for the three months ended March 31, 2005 and 2004, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the three months ended
	March 31, 2005 compared to March 31, 2004
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$2,236	$1,153	$1,083
Investment securities	330	24	306
Interest-bearing deposits in other banks	3	1	2
Federal funds sold and securities purchased under agreements to resell	2	40	(38)
Total interest income	2,571	1,218	1,353
Increase (decrease) in interest expense:
Interest-bearing demand accounts	206	52	154
Savings accounts	10	(1)	11
Time deposits	202	246	(44)
Other borrowings	28	(2)	30
Subordinated debentures	55	55	0
Total interest expense	501	350	151
Increase in net interest income	$2,070	$868	$1,202

For the three months ended March 31, 2005, total interest income increased approximately $2.6 million or 39.2% as compared to the three months ended March 31, 2004. Earning asset volumes increased primarily in loans and investment securities, while volumes decreased moderately in federal funds sold.

For the three months ended March 31, 2005, total interest expense increased approximately $501,000 or 34.4% as compared to the three-month period ended March 31, 2004. Between those two periods, average interest-bearing liabilities increased by $57.1 million, and the average rate paid on those liabilities increased by 28 basis points.

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management’s periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the three months ending March 31, 2005, the provision to the allowance for credit losses amounted to $278,000 as compared to $195,000 for the three months ended March 31, 2004. The amount provided to the allowance for credit losses during the first three months brought the allowance to 1.79% of net outstanding loan balances at March 31, 2005, as compared to 1.82% of net outstanding loan balances at December 31, 2004, and 1.55% at March 31, 2004.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004:

(In thousands)	2005	2004	Amount of Change	Percent Change
Customer service fees	$1,091	$979	$112	11.44%
Gain (loss) on sale of securities	0	37	(37)	-100.00%
Gain on sale of OREO	12	12	0	0.00%
Shared appreciation income	32	0	32	—
Other	161	76	85	111.84%
Total noninterest income	$1,296	$1,104	$192	17.39%

Noninterest income for the three months ended March 31, 2005 increased $192,000 when compared to the same period last year. Customer service fees increased $112,000 between the two three-month periods presented, which is attributable, in part, to modest increases in overdraft fees and ATM income. Other income increased $85,000 between the two periods as the result of increased earnings on the cash surrender value of the Company’s key-man and officer supplemental life insurance policies.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2005 as compared to the nine months ended March 31, 2004:

Table 4. Changes in Noninterest Expense

(In thousands)	2005	2004	Amount of Change	Percent Change
Salaries and employee benefits	$1,982	$1,527	$455	29.80%
Occupancy expense	548	389	159	40.87%
Data processing	158	132	26	19.70%
Professional fees	271	269	2	0.74%
Directors fees	51	44	7	15.91%
Amortization of intangibles	134	88	46	52.27%
Correspondent bank service charges	90	68	22	32.35%
Loss on California tax credit partnership	114	96	18	18.75%
Other	668	584	84	14.35%
Total expense	$4,016	$3,197	$819	25.62%

Increases in noninterest expense between the three months ended March 31, 2005 and 2004 are associated primarily with normal, anticipated growth of the Company, as well as additional costs associated with the two new Kern County branches acquired in the Taft merger, and the new downtown Convention Center branch, all three of which were added during the second quarter of 2004. Increases in other noninterest expense were comprised of a number of items including increases in office supplies, telephone, courier and armored car service, and California corporate tax credit partnership losses.

Income Taxes

On December 31, 2003 the California Franchise Tax Board (FTB) announced certain tax transactions related to real estate investment trusts (REITs) and regulated investment companies (RICs) will be disallowed pursuant to Senate Bill 614 and Assembly Bill 1601, which were signed into law in the 4th quarter of 2003.  As a result, the Company reversed related net state tax benefits recorded in the first three quarters of 2003 and took no such benefit in the 4th quarter. The Company continues to review the information available from the FTB and its financial advisors and believes that the Company’s position has merit.  The Company will pursue its tax claims and defend its use of these entities and transactions.  At this time, the Company cannot predict what the ultimate outcome will be; however, management believes it is not probable that these benefits will be reversed for the year ended December 31, 2002. If the FTB were to prevail against the Company in its defense of tax benefits taken during 2002, the negative effect to net income would be approximately $624,000, excluding any possible penalties and interest.

During the first quarter of 2005, the FTB notified the Company of its intent to audit the REIT for the tax years ended December 2001 and 2002. The Company has retained legal counsel to represent it in the tax audit.

Financial Condition

Total assets increased to $618.6 million at March 31, 2005, from the balance of $611.7 million at December 31, 2004, and increased from the balance of $510.8 million at March 31, 2004. Total deposits of $541.3 million at March 31, 2005 increased $4.6 million or 0.9% from the balance reported at December 31, 2004, and increased $97.5 million or 22.0% from the balance of $443.7 million reported at March 31, 2004. Between December 31, 2004 and March 31, 2005, loan growth totaled $11.5 million while securities and other short-term investments decreased $5.8 million.

Earning assets averaged approximately $541.8 million during the three months ended March 31, 2005, as compared to $458.8 million for the same three-month period of 2004. Average interest-bearing liabilities increased to $414.1 million for the three months ended March 31, 2005, as compared to $357.1 million for the comparative three-month period of 2004.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $410.2 million at March 31, 2005, an increase of $11.5 million or 2.9% when compared to the balance of $398.7 million at December 31, 2004, and an increase of $49.6 million or 13.7% when compared to the balance of $360.6 million reported at March 31, 2004.  Loans on average increased 18.1% between the three-month periods ended March 31, 2004 and March 31, 2005, with loans averaging $406.9 million for the three months ended March 31, 2005, as compared to $344.7 million for the same three-month period of 2004.

During the first three months of 2005, increases were experienced primarily in real estate construction, and installment loans, with moderate increases in agricultural loans. The following table sets forth the amounts of loans outstanding by category at March 31, 2005 and December 31, 2004, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	March 31, 2005		December 31, 2004
	Dollar	% of	Dollar	% of	Net	%
(In thousands)	Amount	Loans	Amount	Loans	Change	Change
Commercial and industrial	$123,564	30.2%	$123,720	31.0%	$(156)	-0.13%
Real estate — mortgage	84,630	20.6%	88,187	22.1%	(3,557)	-4.03%
Real estate — construction	145,149	35.4%	137,523	34.5%	7,626	5.55%
Agricultural	24,517	6.0%	23,416	5.9%	1,101	4.70%
Installment/other	19,882	4.8%	13,257	3.3%	6,625	49.98%
Lease financing	12,463	3.0%	12,581	3.2%	(118)	-0.94%
Total Gross Loans	$410,205	100.0%	$398,684	100.0%	$11,521	2.89%

The overall average yield on the loan portfolio was 7.86% for the three months ended March 31, 2005 as compared to 6.59% for the three months ended March 31, 2004, and increased between the two periods primarily as the result of an increase in market rates of interest which positively impacted loan yields. At March 31, 2005, 66.1% of the Company’s loan portfolio consisted of floating rate instruments, as compared to 67.4% of the portfolio at December 31, 2004, with the majority of those tied to the prime rate.

Deposits

Total deposits increased during the period to a balance of $541.3 million at March 31, 2005 representing an increase of $4.6 million or 0.9% from the balance of $536.7 million reported at December 31, 2004, and an increase of $97.5 million or 22.0% from the balance reported at March 31, 2004. During the first three months of 2005, increases were experienced primarily in noninterest-bearing deposits and time deposits of $100,000 or more.

The following table sets forth the amounts of deposits outstanding by category at March 31, 2005 and December 31, 2004, and the net change between the two periods presented.

Table 6. Deposits

	March 31,	December 31,	Net	Percentage
(In thousands)	2005	2004	Change	Change
Noninterest bearing deposits	$142,979	$129,970	$13,009	10.01%
Interest bearing deposits:
NOW and money market accounts	167,224	173,943	(6,719)	-3.86%
Savings accounts	35,531	32,775	2,756	8.41%
Time deposits:
Under $100,000	51,194	61,626	(10,432)	-16.93%
$100,000 and over	144,323	138,358	5,965	4.31%
Total interest bearing deposits	398,272	406,702	(8,430)	-2.07%
Total deposits	$541,251	$536,672	$4,579	0.85%

The Company’s deposit base consists of two major components represented by noninterest-bearing  (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits decreased $8.4 million or 2.1% between December 31, 2004 and March 31, 2005, while noninterest-bearing deposits increased $13.0 million or 10.0% between the same two periods presented. Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company’s principal sources of funding and liquidity. These core deposits amounted to 72.9% and 73.7% of the total deposit portfolio at March 31, 2005 and December 31, 2004, respectively.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $97.3 million or 22.4% in total deposits between the three-month periods ended March 31, 2004 and March 31, 2005. Between these two periods, average interest-bearing deposits increased $53.2 million or 15.6%, while total noninterest-bearing checking increased $44.0 million or 47.6% on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized and uncollateralized lines of credit aggregating $213.3 million, as well as FHLB lines of credit totaling $16.1 million at March 31, 2005. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At March 31, 2005, the Company had no advances on the available lines of credit. The Company had collateralized and uncollateralized lines of credit aggregating $169.1 million, as well as FHLB lines of credit totaling $26.7 million at December 31, 2004.

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

The Company’s methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include:

                — the formula allowance,

                — specific allowances for problem graded loans (“classified loans”)

                — and the unallocated allowance

In addition, the allowance analysis also incorporates the results of measuring impaired loans as provided in:

                — Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and

                — SFAS 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.”

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. During the first three months of 2005, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

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

At March 31, 2005 and 2004, the Company’s recorded investment in loans for which impairment has been recognized totaled $15.7 million and $17.3 million, respectively. Included in total impaired loans at March 31, 2005, are $11.3 million of impaired loans for which the related specific allowance is $3.1 million, as well as $4.4 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at March 31, 2004 included $6.6 million of impaired loans for which the related specific allowance is $1.9 million, as well as $10.7 million of impaired loans that, as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $16.7 million during the first three months of 2005 and $18.0 million during the first three months of 2004. In most cases, the Bank uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the three months ended March 31, 2005 and 2004, and year ended December 31, 200, the Company recognized no income on such loans.

The Company focuses on competition and other economic conditions within its market area, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. With interest rates rising significantly since July 2004, the Federal Reserve perceives economic growth as strong. Both business and consumer spending have improved during the past 18 months, with GDP currently ranging between 3.5% and 4.0%. It is difficult to determine how long the Federal Reserve will continue to adjust interest rates in an effort to control the economy, however with the 125 basis point increase in the prime rate during the second half of 2004, and an additional 50 basis point increase during the first quarter of 2005, further increases are anticipated during the remainder of 2005. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. The local market has improved economically during the past several years while the rest of the state and the nation has experienced slowed economic growth. The local area residential housing markets continue to be very strong, which should bode well for sustained growth in the Company’s market areas of Fresno and Madera, and Kern Counties. Local unemployment rates remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates have improved during first several months of 2005. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state, although this growth may begin to slow as the Federal Reserve raises interest rates to control what it perceives as an accelerating economy. Management recognizes increased risk of loss due to the Company’s exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company’s allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity (unaudited)

	March 31,	March 31,
(In thousands)	2005	2004
Total loans outstanding at end of period before deducting allowances for credit losses	$409,341	$359,849
Average net loans outstanding during period	406,943	344,720

Balance of allowance at beginning of period	7,251	6,081
Loans charged off:
Real estate	0	0
Commercial and industrial	(64)	(7)
Lease financing	(66)	(400)
Installment and other	(34)	(8)
Total loans charged off	(164)	(415)
Recoveries of loans previously charged off:
Real estate	0	0
Commercial and industrial	8	20
Lease financing	2	3
Installment and other	11	1
Total loan recoveries	21	24
Net loans charged off	(143)	(391)

Provision charged to operating expense	251	243
Reclassification of off-balance sheet reserve	(35)	(353)
Balance of allowance for credit losses at end of period	$7,324	$5,580

Net loan charge-offs to total average loans (annualized)	0.14%	0.46%
Net loan charge-offs to loans at end of period (annualized)	0.14%	0.44%
Allowance for credit losses to total loans at end of period	1.79%	1.55%
Net loan charge-offs to allowance for credit losses (annualized)	7.92%	28.18%
Net loan charge-offs to provision for credit losses (annualized)	56.97%	160.91%

At March 31, 2005 and 2004, $542,000 and 353,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities. Management believes that the 1.79% credit loss allowance at March 31, 2005 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company’s service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets

	March 31,	December 31,
(In thousands)	2005	2004
Nonaccrual Loans	$18,197	$16,682
Restructured Loans	5,349	0
Total nonperforming loans	23,546	16,682
Other real estate owned	1,565	1,615
Total nonperforming assets	$25,111	$18,297

Loans past due 90 days or more, still accruing	$0	$375
Nonperforming loans to total gross loans	5.75%	4.18%
Nonperforming assets to total gross loans	6.13%	4.59%

Four lending relationships make up nearly $13.3 million of the $23.5 million in nonperforming loans reported at March, 31, 2005. All four relationships are considered impaired under FAS 114. In addition, $8.3 million or 45.6% of total nonperforming loans are secured by real estate.

The Company a purchased portfolio of lease financing loans totaling $5.5 million that has been nonperforming since June of 2002 (see “Asset Quality and Allowance for Credit Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2004 Annual Report on Form 10-K). The impaired lease portfolio is on non-accrual status and has a specific allowance of $2.1 million allocated to it at March 31, 2005, and December 31, 2004.  The specific allowance was determined based on an estimate of expected future cash flows. The guarantor of those leases has entered court proceedings to discharge their guarantee based on the fact that many of the underlying leases were fraudulent.  The Company, based upon advice from its counsel, does not believe it is probable the guarantors’ fraud defense will prevail and intends to vigorously pursue the guarantee.  The Company believes the specific allowance as determined under SFAS No. 114 is adequate to provide for uncertainties of the matter.

During a regulatory examination in the fourth quarter of 2003, the lease portfolio in question was classified as doubtful by the Bank’s regulators based upon state regulatory guidelines.  California state statute No. 1951 requires that a credit, where interest is past due and unpaid for more than one year and is not well secured and not in the process of collection, be charged off.  The regulators requested that the Bank charge-off the principal balance in the first or second quarter of 2004 for regulatory purposes if the judge had not made a ruling on the case by March 31, 2004 or, if a ruling had been made but no principal payments have been received by June 30, 2004. The court did not rule by March 31, 2004, and has not made a ruling on the case at the time of this 10-Q filing. As a result, effective March 31, 2004, the Company charged off the entire $5.5 million principal balance for regulatory purposes. As a result of the regulatory charge-off, the Company carries a difference between its regulatory accounting principles (RAP) books and its generally accepted accounting principles (GAAP) books. The financial entries made for regulatory reporting purposes resulted in a $5.5 million reduction in loan balances with a corresponding reduction in the reserve for credit losses. Additional provisions for credit losses of $3.5 million were also required for regulatory accounting purposes, which resulted in a reduction of $2.1 million in regulatory net income (net tax benefit of $1.3 million) for the year ended December 31, 2004 as compared to the financial statements presented under GAAP in the Company’s 2004 Annual Report on Form 10-K.

The Company believes that under generally accepted accounting principles, a total loss of principal is not probable and the specific allowance of $2.1 million calculated for the impaired lease portfolio at March 31, 2005 under SFAS No. 114 is in accordance with GAAP.  At this time it is uncertain how much the Company will collect; however, management believes the Company will collect part, if not all, of the amounts due.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at March 31, 2005 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 66.1% of the Company’s loan portfolio at March 31, 2005.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company’s liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company’s highest yielding asset. At March 31, 2005, the Bank had 65.0% of total assets in the loan portfolio and a loan to deposit ratio of 75.6%. Liquid assets at March 31, 2005 include cash and cash equivalents totaling $48.7 million as compared to $56.4 million at December 31, 2004. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $229.4 million at March 31, 2005.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During the three months ended March 31, 2005, dividends paid by the Bank to the parent company totaled $1.6 million dollars.

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

The following table sets forth the Company’s and the Bank’s actual capital positions at March 31, 2005 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank
	Actual	Actual	Minimum
	Capital Ratios	Capital Ratios	Capital Ratios
Total risk-based capital ratio	13.47%	12.88%	10.00%
Tier 1 capital to risk-weighted assets	12.25%	11.75%	6.00%
Leverage ratio	10.62%	10.14%	5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at March 31, 2005. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first three months of 2005, the Company has received $1.6 million in cash dividends from the Bank, from which the Company paid $910,000 in dividends to shareholders.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At March 31, 2005 the Bank’s qualifying balance with the Federal Reserve was approximately $12.5 million, consisting of vault cash and balances held with the Federal Reserve.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of March 31, 2005 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on a spread from the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge has a remaining notional value of $19.4 million and duration of approximately 2.5 years. As of March 31, 2005, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately four years. As of March 31, 2005, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $716,000 (net of tax benefit of $330,000). During the three months ended March 31, 2005, $28,000 was reclassified from other accumulated comprehensive income into expense, and is reflected as a reduction in other noninterest income.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at March 31, 2005, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company’s market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at March 31, 2005 and December 31, 2004 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	March 31, 2005			December 31, 2004
Change in	Estimated MV	Change in MV	Change in MV	Estimated MV	Change in MV	Change in MV
Rates	of Equity	of Equity $	of Equity %	Of Equity	of Equity $	of Equity%
+ 200 BP	$61,239	$(299)	—0.49%	$59,707	$(1,405)	—2.30%
+ 100 BP	61,022	(516)	—0.84%	60,775	(337)	—0.55%
0 BP	61,538	0	0.00%	61,112	0	0.00%
- 100 BP	57,984	(3,554)	—5.78%	60,216	(896)	—1.47%
- 200 BP	54,777	(6,762)	—10.99%	58,338	(2,774)	—4.54%

Item 4. Controls and Procedures

(a)   As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in the Securities and Exchange Act Rule 13(a)-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective on a timely manner to alert them to material information relating to the Company which is required to be included in the Company’s periodic Securities and Exchange Commission filings.

(b)   Changes in Internal Controls over Financial Reporting: During the quarter ended March 31, 2005, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls over financial reporting or other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 1. Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by Affiliates and Associated Purchasers

			Total Number of	Maximum Number
		Weighted	Shares Purchased	of Shares That May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	Of Shares	Price Paid	Announced Plan	Under the Plans
Period	Purchased	per Share	or Program	or Programs
01/01/05 to 01/31/05	1,000	$24.70	1,000	187,280
02/01/05 to 02/28/05	1,916	$24.59	1,916	185,364
03/01/05 to 03/31/05	660	$24.26	660	184,704

Total first quarter 2005	3,576	$24.56	3,576

The Company announced the current stock repurchase plan on February 25, 2004 under which the Board of Directors approved a plan to repurchase, as conditions warrant, up to 276,500 shares of the Company’s common stock on the open market or in privately negotiated transactions. Concurrent with the approval of the new repurchase plan, the Board terminated the previous 2001 repurchase plan and canceled the remaining shares yet to be purchased under that plan. As with the previous plan, the duration of the new program is open-ended and the timing of purchases will depend on market conditions.

Item 3. Not applicable

Item 4. Not applicable

Item 5. Not applicable

Item 6. Exhibits:

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

United Security Bancshares

Date: May 10, 2005	/S/ Dennis R. Woods
Dennis R. Woods
Chairman of the Board and
President

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer