Form 10-K/A
period 2004-12-31
UNITED SECURITY BANCSHARES
filed 2005-05-25
CIK 1137547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No  ☐

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter - June 30, 2004:     $88,898,832

Shares outstanding as of February 28, 2005:   5,685,724

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement for the 2005 Meeting of	Part III, Items 10, 11, 12 and 13
Shareholders is incorporated by reference into Part III.

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

Item 13 - Certain Relationships and Related Transactions

Item 14 – Principal Accounting Fees and Services

PART IV:

Item 15 – Exhibits and Financial Statement Schedules

EXPLANATORY NOTE

This Amendment No. 3 to the Company’s Annual Report on Form 10-K is solely for the purpose of re-filing the entire 2004 10-K as a result of a typographical error in Exhibit 31.2 filed with the original 2004 10-K filed on March 15, 2005 (“Original Report”).

All changes submitted with Amendment No. 2 are re-filed in this Amendment No. 3, including  “Management’s Report on Internal Control Over Financial Reporting”, and the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” in Item 9A, which were initially omitted from Registrant’s original 2004 Form 10-K report as permitted by the Order under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 issued by the Securities and Exchange Commission (“SEC”) on November 30, 2004.

This Amendment No. 3 does not reflect events occurring after the filing of the Original Report or modify or update the disclosures therein in any way other than as described above.

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

The Company leases the Oakhurst bank branch located at the Old Mill Village Shopping Center, 40074 Highway 49, and Oakhurst, California, which was completed during April of 1999. The Company had originally maintained two branches in the Oakhurst area, and at this time consolidated its two Oakhurst branches into the new facility. The current facility, which consists of approximately 5,000 square feet, will be leased for a term of 15 years ending April 2014, and there are two five-year options to extend the lease term after that date.

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

	December 31,
(in thousands except per share data and ratios)	2004	2003	2002	2001	2000
Summary of Year-to-Date Earnings:
Interest income and loan fees	$30,748	$26,927	$28,716	$30,063	$28,941
Interest expense	6,433	7,260	11,516	13,411	11,544
Net interest income	24,315	19,667	17,200	16,652	17,397
Provision for credit losses	1,145	1,713	1,963	1,733	1,580
Net interest income after Provision for credit losses	23,170	17,954	15,237	14,919	15,817
Noninterest income	4,868	6,271	5,368	4,277	2,538
Noninterest expense	14,667	11,855	10,860	9,818	8,648
Income before taxes on income	13,371	12,370	9,745	9,378	9,707
Taxes on income	4,966	4,664	2,912	3,185	3,450
Net Income	$8,405	$7,706	$6,833	$6,193	$6,257
Per Share Data:
Net Income – Basic	$1.49	$1.41	$1.27	$1.14	$1.16
Net Income – Diluted	$1.48	$1.40	$1.25	$1.11	$1.12
Average shares outstanding - Basic	5,630,256	5,459,926	5,400,751	5,443,734	5,374,734
Average shares outstanding - Diluted	5,667,243	5,511,670	5,487,038	5,563,855	5,587,292
Cash dividends paid	$0.63	$0.57	$0.51	$0.45	$0.36
Financial Position at Period-end:
Total assets	$611,696	$506,588	$519,316	$450,928	$356,832
Total net loans and leases	390,334	338,716	343,042	331,163	256,802
Total deposits	536,672	440,444	423,987	368,651	271,862
Total shareholders’ equity	53,236	45,036	40,561	36,059	33,749
Book value per share	$9.39	$8.17	$7.50	$6.68	$6.23
Selected Financial Ratios:
Return on average assets	1.52%	1.51%	1.37%	1.55%	1.95%
Return on average shareholders’ equity	16.81%	17.80%	17.64%	17.25%	20.05%
Average shareholders’ equity to average assets	9.01%	8.48%	7.76%	9.00%	9.71%
Allowance for credit losses as a percentage of total nonperforming loans	42.51%	32.58%	36.00%	34.23%	134.27%
Net charge-offs to average loans	0.12%	0.34%	0.25%	0.35%	0.19%
Allowance for credit losses as a percentage of period-end loans	1.82%	1.76%	1.59%	1.33%	1.45%
Dividend payout ratio	43.16%	40.07%	40.94%	40.09%	32.14%

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

If the loan portfolio were to increase by 10% proportionally throughout all loan classifications, the additional estimated provision to the allowance that would be required, based on the percentage allocations utilized at December 31, 2004, would be approximately $407,000 pretax ($240,000 net of tax). This includes an additional $125,000 ($74,000 net of tax) for criticized loans (those classified as special mention or worse and excluding those considered impaired under SFAS No. 114), and an additional $283,000 ($167,000 net of tax) for the remainder of the loan portfolio that is performing.

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

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicated and the net changes between those years:

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

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:

	2004		2003		2002		2001		2000
	Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial and industrial	$123,720	31.0%	$116,991	33.9%	$117,293	33.6%	$102,280	30.4%	$66,435	25.4%
Real estate - mortgage	88,187	22.1	96,381	27.9	100,417	28.9	111,425	33.1	113,140	43.3
Real estate – construction	137,523	34.5	97,930	28.3	95,024	27.2	92,764	27.6	61,038	23.4
Agricultural	23,416	5.9	15,162	4.4	16,877	4.8	12,987	3.9	7,240	2.8
Installment/other	13,257	3.3	6,617	1.9	7,811	2.2	6,647	2.0	10,291	3.9
Lease financing	12,581	3.2	12,581	3.6	11,632	3.3	10,184	3.0	3,225	1.2
Total Loans	$398,684	100.0%	$345,662	100.0%	$349,054	100.0%	$336,287	100.0%	$261,369	100.0%

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

The following table sets forth the year-end amounts of deposits by category for the years indicated, and the dollar change in each category during the year:

	December 31,			Change during Year
(In thousands)	2004	2003	2002	2004	2003
Noninterest-bearing deposits	$129,970	$94,597	$89,000	$35,373	$5,597
Interest-bearing deposits:
NOW and money market accounts	173,943	120,375	100,199	53,568	20,176
Savings accounts	32,775	23,691	21,138	9,084	2,553
Time deposits:
Under $100,000	61,626	75,640	85,564	(14,014)	(9,924)
$100,000 and over	138,358	126,141	128,086	12,217	(1,945)
Total interest-bearing deposits	406,702	345,847	334,987	60,855	10,860
Total deposits	$536,672	$440,444	$423,987	$96,228	$16,457

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

The Company’s deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $60.9 million or 17.6% between December 31, 2003 and December 31, 2004, while noninterest-bearing deposits increased $35.4 million or 37.4% between the same two periods presented. Between December 31, 2002 and December 31, 2003, total interest-bearing deposits increased $10.9 million or 3.2%, while noninterest-bearing deposits increased $5.6 million or 6.3%.

On a year-to-date average, the Company experienced an increase of $48.5 million or 11.1 % in total deposits between the years ended December 31, 2003 and December 31, 2004. Between these two periods, average interest-bearing deposits increased $24.3 million or 7.0%, while total noninterest-bearing checking increased $24.1 million or 26.9% on a year-to-date average basis. On average, the Company experienced increases in all deposit categories between the years ended December 31, 2003 and December 31, 2004, except time deposits, which decreased $12.3 million on average during 2004. On a year-to-date average basis, total deposits increased $26.2 million or 6.4% between the years ended December 31, 2002 and December 31, 2003.  Of that total, interest-bearing deposits increased by $16.4 million or 5.0%, while noninterest-bearing deposits increased $9.7 million or 12.2% during 2003.

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

The formula allowance includes reserves for certain off-balance sheet risks including letters of credit, unfunded loan commitments, and lines of credit. Reserves for undisbursed commitments are generally formula allocations based on the Company’s historical loss experience and other loss factors, rather than specific loss contingencies. During 2004, the Company reclassified reserves for off-balance sheet commitments totaling $507,000 as other liabilities pursuant to current accounting guidance. Prior to 2004, the reserves for these off-balance sheet commitments are included in the Company’s allowance for credit losses, rather than a separate liability on the balance sheet because the reserve amounts are considered to be immaterial in relation to total liabilities. At December 31, 2004, 2003 and 2002 the formula reserve allocated to undisbursed commitments totaled $507,000, $399,000 and $224,000, respectively.

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors, which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentration, and 10) other business conditions. The ninth factor above for high balance loan concentration was added during 2002, and as a result, the impact to the allowance for credit losses for the inclusion of that factor amounted to approximately $206,000, $183,000, and $132,000 for 2004, 2003, and 2002, respectively. Other than the added factor just mentioned, there were no changes in estimation methods or assumptions during 2003 that affected the methodology for assessing the overall adequacy of the allowance for credit losses.

Management and the Company’s lending officers evaluate the loss exposure of classified and impaired loans on a weekly/monthly basis and through discussions and officer meetings as conditions change. The Company’s Loan Committee meets weekly and serves as a forum to discuss specific problem assets that pose significant concerns to the Company, and to keep the Board of Directors informed through committee minutes. All special mention and classified loans are reported quarterly on Criticized Asset Reports, which are reviewed by senior management. With this information, the migration analysis and the impaired loan analysis are performed on a quarterly basis and adjustments are made to the allowance as deemed necessary.

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

The following table sets forth the Company’s nonperforming assets as of the dates indicated:

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

The overall level of nonperforming assets has increased since 2000, primarily as the result of a small number of large lending relationships, which have become nonperforming during that period. During 2001, three large relationships totaling approximately $12.0 million were classified as nonaccrual, while approximately $2.9 million in nonaccrual loans were transferred to other real estate owned through foreclosure. During 2002, $5.0 million, representing one of the three large relationships that had become nonaccrual during the previous year, was foreclosed upon and transferred to other real estate owned through foreclosure. In addition during 2002, a nonperforming lease portfolio totaling $5.5 million was taken to nonaccrual status. Aside from the small number of large nonperforming relationships just discussed, the Company does not foresee an overall increase in nonperforming assets as a result of the condition of the loan portfolio, and in fact nonperforming levels have begun to decline during 2004 as Management has increased efforts to resolve nonperforming assets. Continued high levels of nonperforming assets have the potential to impact the future earnings growth of the Company, however Management believes that with declining nonperforming balances combined with prudent lending policies and adequate loan loss reserves, the Company will not experience any significant impact on earnings.

The overall level of nonaccrual loans increased between December 31, 2002 and December 31, 2003 as commercial and commercial real estate delinquencies increased, but then declined during 2004 as efforts increased to workout nonaccrual loans. A substantial portion of the nonaccrual loans at December 31, 2004 are collateralized by real estate.  Other real estate owned through foreclosure declined significantly during 2003 as the result of both sales, and transfers of properties for other uses. One property totaling more than $5.0 million was sold during the first quarter of 2003, while two additional properties totaling more than $2.7 million were transferred to bank premises during the second quarter of 2003. One of these transferred properties with a carrying value of $923,000 was subsequently sold during the fourth quarter of 2003. The remaining transferred property will be used in the Company’s ongoing operations (see Note 4 to the Company’s financial statements). Other real estate owned through foreclosure continued to decline during 2004 as four properties were disposed of.

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

Liquidity risk arises from the possibility the Company may not be able to satisfy current or future financial commitments, or the Company may become unduly reliant on alternative funding sources. The Company maintains a liquidity risk management policy to address and manage this risk. The policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements, which comply with regulatory guidance. The liquidity position is continually monitored and reported on a monthly basis to the Board of Directors.

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

The object of interest rate sensitivity management is to minimize the impact on earnings from interest rate changes in the marketplace. In recent years, deregulation, causing liabilities to become more interest rate sensitive, combined with interest rate volatility in the capital markets, has placed additional emphasis on this principal. When management decides to maintain repricing imbalances, it usually does so on the basis of a well- conceived strategy designed to ensure that the risk is not excessive and that liquidity is properly maintained. The Company’s interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO), which reports to the Board of Directors on a periodic basis, pursuant to established operating policies and procedures.

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as

amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge has a remaining notional value of $20.1 million and duration of approximately 3.0 years. As of December 31, 2004, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately three and one-half years. As of December 31, 2004, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $626,000 (net of tax benefit of $252,000). During the year ended December 31, 2004, $125,000 was reclassified from other accumulated comprehensive income into earnings.

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

Maturities and Interest Rate Sensitivity

	December 31, 2004
			After Three	After One
		Next Day But	Months	Year But	After
		Within Three	Within 12	Within Five	Five
(In thousands)	Immediately	Months	Months	Years	Years	Total
Interest Rate Sensitivity Gap:
Loans (1)	$247,207	$26,349	$37,134	$64,538	$6,774	$382,002
Investment securities		17,863	7,849	55,026	31,512	112,250
Interest bearing deposits in other banks			198	5,391	1,840	7,429
Federal funds sold and reverse repos	26,040					26,040
Total earning assets	$273,247	$44,212	$45,181	$124,955	$40,126	$527,721
Interest-bearing transaction accounts	173,943					173,943
Savings accounts	32,775					32,775
Time deposits (2)	4,201	60,052	105,516	29,606	609	199,984
Federal funds purchased/other borrowings	75					75
Trust Preferred securities		15,464				15,464
Total interest-bearing liabilities	$210,994	$75,516	$105,516	$29,606	$609	$422,241

Interest rate sensitivity gap	$62,253	$(31,304)	$(60,335)	$95,349	$39,517	$105,480
Cumulative gap	$62,253	$30,949	$(29,386)	$65,963	$105,480
Cumulative gap percentage to
Total earning assets	11.8%	5.9%	-5.6%	12.5%	20.0%

(1) Loan balance does not include nonaccrual loans of $16.682 million.

(2) See above for discussion of the impact of floating rate CD’s.

The Company utilizes a vendor-purchased simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both a 100 and 200 basis point rise and a 100 and 200 basis point fall in interest rates ramped over a twelve-month period, with net interest impacts projected out as far as twenty-four months. The model is based on the actual maturity and repricing characteristics of the Company’s interest-sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment of certain assets and liabilities. Projected net interest income is calculated assuming customers will reinvest maturing deposit accounts and the Company will originate new loans. The balance sheet growth assumptions utilized correspond closely to the Company’s strategic growth plans and annual budget. Excess cash is invested in overnight funds or other short-term investments such as U.S. Treasuries. Cash shortfalls are covered through additional borrowing of overnight or short-term funds. The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at December 31, 2004, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios simulated.

The Company also utilizes the same vendor-purchased simulation model to project the impact of changes in interest rates on the underlying market value of all the Company’s assets, liabilities, and off-balance sheet accounts under alternative interest rate scenarios. The resultant net value, as impacted under each projected interest rate scenario, is referred to as the market value of equity (“MV of Equity”). This technique captures the interest rate risk of the Company’s business mix across all maturities. The market analysis is performed using an immediate rate shock of 200 basis points up and down calculating the present value of expected cash flows under each rate environment at applicable discount rates. The market value of loans is calculated by discounting the expected future cash flows over either the term to maturity for fixed rate loans or scheduled repricing for floating rate loans using the current rate at which similar loans would be made to borrowers with similar credit ratings. The market value of investment securities is based on quoted market prices obtained from reliable independent brokers. The market value of time deposits is calculated by discounting the expected cash flows using current rates for similar instruments of comparable maturities. The market value of deposits with no defined maturities, including interest-bearing checking, money market and savings accounts is calculated by discounting the expected cash flows at a rate equal to the difference between the cost of these deposits and the alternate use of the funds, federal funds in this case. Assumed maturities for these deposits are estimated using decay analysis and are generally assumed to have implied maturities of less than five years.  For noninterest sensitive assets and liabilities, the market value is equal to their carrying value amounts at the reporting date. The Company’s interest rate risk policy establishes maximum decreases in the Company’s market value of equity of 12% and 15% in the event of an immediate and sustained 100 BP and 200 BP increase or decrease in market interest rates. As shown in the table below, the percentage changes in the net market value of the Company’s equity are within policy limits for both rising and falling rate scenarios.

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

/s/ Moss Adams LLP

Stockton, California
February 28, 2005

United Security Bancshares and Subsidiaries

Consolidated Statements of Condition - Balance Sheets

December 31, 2004 and 2003

	December 31,	December 31,
(in thousands except shares)	2004	2003
Assets
Cash and due from banks	$30,366	$22,480
Federal funds sold and securities purchased under agreements to resell	26,040	26,110
Cash and cash equivalents	56,406	48,590
Interest-bearing deposits in other banks	7,429	7,212
Investment securities available for sale	112,250	83,735
Loans and leases	398,684	345,662
Unearned fees	(1,099)	(865)
Allowance for credit losses	(7,251)	(6,081)
Net loans	390,334	338,716
Accrued interest receivable	2,523	2,110
Premises and equipment - net	8,102	4,567
Other real estate owned	1,615	2,718
Intangible assets	3,338	1,947
Goodwill	750	0
Cash surrender value of life insurance	12,571	2,621
Investment in limited partnership	4,295	4,689
Deferred income taxes	4,547	3,135
Other assets	7,536	6,548
Total assets	$611,696	$506,588

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$129,970	$94,597
Interest bearing	406,702	345,847
Total deposits	536,672	440,444

Other borrowings	75	345
Accrued interest payable	1,166	800
Accounts payable and other liabilities	5,083	4,963
Trust Preferred securities	0	15,000
Junior subordinated debt	15,464	0
Total liabilities	558,460	461,552
Commitments and Contingent Liabilities
Shareholders’ Equity
Common stock, no par value 10,000,000 shares authorized, 5,683,794 and 5,512,538 issued and outstanding, in 2004 and 2003, respectively	22,322	18,227
Retained earnings	31,879	27,093
Unearned ESOP shares	(67)	(313)
Accumulated other comprehensive (loss) income	(898)	29
Total shareholders’ equity	53,236	45,036
Total liabilities and shareholders’ equity	$611,696	$506,588

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

Nonrefundable fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances.  The net deferred fees and costs are generally amortized into interest income over the loan term using a method, which approximates the interest method.  Other credit-related fees, such as standby letter of credit fees, loan placement fees and annual credit card fees are recognized as noninterest income during the period the related service is performed.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. The Company determines the loss factors for problem-graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates the Company’s losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss”. Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss.

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

q.          Derivative Financial Instruments - All derivative instruments (including certain derivative instrument’s embedded in other contracts) are recognized in the consolidated balance sheet at fair value. The Company’s policy is that the accounting treatment for gains or losses from changes in the derivative instrument’s fair value is contingent on whether the derivative instrument qualifies as a hedge. On the date the Company enters into a derivative contract, the Company designates the derivative instruments as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3), a hedge for trading, customer accommodation or not qualifying for hedge accounting (free-standing derivative instruments). For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is effective are recorded in other comprehensive income, net of tax, within shareholders’ equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For freestanding derivative instruments, changes in the fair values are reported in current period net income. The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking any hedge transaction. This process includes relating all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

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

Real estate construction loans, representing 34.5% of total loans at December 31, 2004, consist of loans to residential contractors, which are secured by single-family residential properties. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions.

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

At December 31, 2004 and 2003, the Company’s recorded investment in loans for which impairment has been recognized totaled $17.7 million and $18.7 million, respectively. Included in total impaired loans at December 31, 2004 are $12.0 million of impaired loans for which the related specific allowance is $3.2 million, as well as $5.7 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. At December 31, 2003, total impaired loans included $7.3 million for which the related specific allowance is $2.3 million, as well as $11.4 million of impaired loans that as a result of write-downs or the fair value of the collateral did not have a specific allowance. The average recorded investment in impaired loans was $16.6 million, $18.1 million, and $11.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the years ended December 31, 2004 and 2003, the Company recognized no income on impaired loans. For the year ended December 31, 2002, the Company recognized $3,000 on impaired loans.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2004 and 2003 these financial instruments include commitments to extend credit of $179.6 million and $140.3 million, respectively, and standby letters of credit of $3.4 million and $2.0 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Substantially all of these commitments are at floating interest rates based on the Prime rate. Commitments generally have fixed expiration dates. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation. Collateral held varies but includes accounts receivable, inventory, leases, property, plant and equipment, residential real estate and income-producing properties.

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

6. Deposits

Deposits include the following:

	December 31,
(In thousands)	2004	2003
Noninterest-bearing deposits	$129,970	$94,597
Interest-bearing deposits:
NOW and money market accounts	173,943	120,375
Savings accounts	32,775	23,691
Time deposits:
Under $100,000	61,626	75,640
$ 100,000 and over	138,358	126,141
Total interest-bearing deposits	406,702	345,847
Total deposits	$536,672	$440,444

At December 31, 2004, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands
One year or less	$168,338
More than one year, but less than or equal to two years	27,187
More than two years, but less than or equal to three years	1,840
More than three years, but less than or equal to four years	1,432
More than four years, but less than or equal to five years	578
More than five years	609
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

Additional information regarding options as of December 31, 2004 is as follows:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg Remaining Contract Life (yrs)	Weighted Avg Exercise Price	Number Exercisable	Weighted Avg Exercise Price
$11.33	60,000	2.6	$11.33	60,000	$11.33
$17.00 to $17.50	18,000	6.1	$17.44	7,000	$17.43
$24.63	30,000	8.7	$24.63	6,000	$24.63
Total	108,000			73,000

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

	December 31, 2004		December 31, 2003
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$56,406	$56,406	$48,590	$48,590
Interest-bearing deposits	7,429	7,550	7,212	7,745
Investment securities	112,250	112,250	83,735	83,735
Loans, net	397,585	395,852	344,797	344,706
Interest rate swap contracts	(289)	(289)	(424)	(424)
Financial Liabilities:
Deposits	536,672	537,085	440,444	439,413
Borrowings	75	75	345	348
Trust Preferred Securities	—	—	15,000	14,999
Junior Subordinated Debt	15,464	15,464	—	—
Commitments to extend credit	—	—	—	—

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

Loans - Fair values of variable rate loans, which reprice frequently and with no significant change in credit risk, are based on carrying values.  Fair values for all other loans are estimated using discounted cash flows over their remaining maturities, using interest rates at which similar loans would currently be offered to borrowers with similar credit ratings and for the same remaining maturities.

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

As of December 31, 2003 – (Bank):
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

16. Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Years Ended December 31,
(In thousands, except earnings per share data)	2004	2003	2002

Net income available to common shareholders	$8,405	$7,706	$6,833
Weighted average shares issued	5,641	5,487	5,444
Less: unearned ESOP shares	(11)	(27)	(43)
Weighted average shares outstanding	5,630	5,460	5,401
Add: dilutive effect of stock options	37	52	86
Weighted average shares outstanding adjusted for potential dilution	5,667	5,512	5,487
Basic earnings per share	$1.49	$1.41	$1.27
Diluted earnings per share	$1.48	$1.40	$1.25

17. Other Comprehensive Income

The following table provides a reconciliation of the amounts included in comprehensive income:

	Years Ended December 31
(In thousands)	2004	2003	2002
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain on sale securities – net income tax (benefit) of $(470), $(415), and $815	$(705)	$(623)	$1,222
Less: Reclassification adjustment for loss (gain) on sale of available-for-sale securities included in net income - net income tax (benefit) of $14, $(23), and $194	(21)	35	(292)

Net unrealized (loss) gain on available-for-sale securities - net income tax (benefit) of $(484), $(392), and $620	$(726)	$(588)	$930

Unrealized loss on interest rate swaps:
Unrealized losses arising during period – net income tax benefit of $51 and $201	$(76)	$(301)	—
Less: reclassification adjustments to interest income	(125)	(123)	—

Net change in unrealized loss on interest rate swaps - net of income tax benefit $51 and $201	$(201)	$(424)	—

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

At December 31, 2004 and 2003, the information pertaining to the outstanding interest rate swap is as follows:

	December 31,	December 31,
(000’s in millions)	2004	2003
Notional amount	$20,118	$23,123
Weighted average pay rate	4.34%	4.00%
Weighted average receive rate	4.88%	4.88%
Weighted average maturity in years	3.0	3.5
Unrealized loss relating to interest rate swaps	$878	$625

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

20. Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares – (parent only)

Balance Sheet - December 31, 2004 and 2003

(In thousands)	2004	2003
Assets
Cash and equivalents	$1,951	$1,513
Investment in bank subsidiary	65,606	57,665
Investment in nonbank entity	1,500	1,500
Other assets	907	457
Total assets	$69,964	$61,135

Liabilities & Shareholders’ Equity
Liabilities:
Junior subordinated debt securities	$15,464	$15,000
Accrued interest payable	380	327
Other liabilities	884	772
Total liabilities	16,728	16,099

Shareholders’ Equity:
Common stock, no par value 10,000,000 shares authorized, 5,683,794 and 5,512,538 issued and outstanding, in 2004 and 2003	22,322	18,227
Retained earnings	31,879	27,093
Unearned ESOP shares	(67)	(313)
Accumulated other comprehensive income	(898)	29
Total shareholders’ equity	53,236	45,036
Total liabilities and shareholders’ equity	$69,964	$61,135

United Security Bancshares – (parent only)

Income Statement

	Years Ended December 31,
(In thousands)	2004	2003
Income
Dividends from subsidiaries	$6,500	$3,300
Other income	0	124
Total income	6,500	3,424
Expense
Interest expense	821	784
Other expense	288	232
Total expense	1,109	1,016
Income before taxes and equity in undistributed income of subsidiary	5,391	2,408
Income tax benefit	(452)	(367)
Equity in undistributed income of subsidiary	2,562	4,931
Net Income	$8,405	$7,706

United Security Bancshares – (parent only)

Statement of Cash Flows

	Years Ended December 31,
(In thousands)	2004	2003
Cash Flows From Operating Activities
Net income	$8,405	$7,706
Adjustments to reconcile net earnings to cash provided by operating activities:
Equity in undistributed income of subsidiaries	(2,562)	(4,931)
Amortization of issuance costs	17	17
Net change in other liabilities	60	(66)
Net cash provided by operating activities	5,920	2,726

Cash Flows From Financing Activities
Proceeds from stock options exercised	86	1,293
Repurchase and retirement of common stock	(2,058)	(691)
Payment of dividends on common stock	(3,510)	(3,098)
Net cash used in by financing activities	(5,482)	(2,496)

Net increase in cash and cash equivalents	438	230
Cash and cash equivalents at beginning of period	1,513	1,283
Cash and cash equivalents at end of period	$1,951	$1,513

Supplemental cash flow disclosures
Noncash financing activities:
Dividends declared not paid	$910	$802

21. Quarterly Financial Data (unaudited)

Selected quarterly financial data for the years ended December 31, 2004 and 2003 are presented below:

	2004				2003
(In thousands except per share data)	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$8,548	$8,060	$7,574	$6,566	$6,819	$6,987	$6,365	$6,756
Interest expense	1,807	1,616	1,554	1,456	1,579	1,630	1,873	2,178
Net interest income	6,741	6,444	6,020	5,110	5,240	5,357	4,492	4,578
Provision for credit losses	256	249	397	243	841	371	256	245
(Loss) gain on sale of securities	(92)	(10)	7	37	(34)	0	(24)	0
Other noninterest income	1,287	1,369	1,203	1,067	1,402	2,304	1,515	1,108
Noninterest expense	4,191	3,739	3,540	3,197	2,813	3,477	2,718	2,847
Income before income tax expense	3,489	3,815	3,293	2,774	2,954	3,813	3,009	2,594
Income tax expense	1,235	1,433	1,221	1,077	1,753	1,165	886	860
Net income	$2,254	$2,382	$2,072	$1,697	$1,201	$2,648	$2,123	$1,734
Net income per share:
Basic	$0.40	$0.42	$0.37	$0.31	$0.22	$0.49	$0.39	$0.32
Diluted	$0.40	$0.42	$0.37	$0.31	$0.22	$0.48	$0.39	$0.32
Dividends declared per share	$0.16	$0.16	$0.16	$0.16	$0.145	$0.145	$0.145	$0.145
Average shares outstanding
For net income per share:
Basic	5,630	5,613	5,577	5,512	5,460	5,443	5,432	5,424
Diluted	5,667	5,652	5,617	5,554	5,512	5,498	5,494	5,484

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to Form 10-K for the year ended December 31, 2004 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 18th day of May, 2005

United Security Bancshares

May 18, 2005	/S/ Dennis R. Woods
Dennis R. Woods
Chairman of the Board and
President

May 18, 2005	/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	5/18/2005	/s/ Robert G. Bitter
Director

Date:	5/18/2005	/s/ Stanley J. Cavalla
Director

Date:	5/18/2005	/s/ Tom Ellithorpe
Director

Date:	5/18/2005	/s/ R. Todd Henry
Director

Date:	5/18/2005	/s/ Ronnie D. Miller
Director

Date:	5/18/2005	/s/ Robert M. Mochizuki
Director

Date:	5/18/2005	/s/ Walter Reinhard
Director

Date:	5/18/2005	/s/ John Terzian
Director