Form 10-Q
period 2005-06-30
UNITED SECURITY BANCSHARES
filed 2005-08-05
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

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

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter - June 30, 2005:     $107,239,815

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value

(Title of Class)

Shares outstanding as of July 31, 2005:  5,684,596

United Security Bancshares and Subsidiaries

Consolidated Balance Sheets (unuadited)

June 30, 2005 and December 31, 2004

	June 30,	December 31,
(in thousands except shares)	2005	2004
Assets
Cash and due from banks	$28,505	$30,366
Federal funds sold and securities purchased under agreements to resell	28,210	26,040
Cash and cash equivalents	56,715	56,406
Interest-bearing deposits in other banks	7,540	7,429
Investment securities available for sale	112,147	112,250
Loans and leases	409,038	398,684
Unearned fees	(835)	(1,099)
Allowance for credit losses	(7,503)	(7,251)
Net loans	400,700	390,334
Accrued interest receivable	2,719	2,523
Premises and equipment - net	8,213	8,102
Other real estate owned	45	1,615
Intangible assets	3,069	3,338
Goodwill	750	750
Cash surrender value of life insurance	12,791	12,571
Investment in limited partnership	4,066	4,295
Deferred income taxes	4,780	4,547
Other assets	9,498	7,536
Total assets	$623,033	$611,696

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$140,843	$129,970
Interest bearing	404,414	406,702
Total deposits	545,257	536,672
Other borrowings	0	75
Accrued interest payable	1,603	1,166
Accounts payable and other liabilities	4,558	5,083
Junior subordinated debentures	15,464	15,464
Total liabilities	566,882	558,460
Shareholders’ Equity
Common stock, no par value 10,000,000 shares authorized, 5,684,596 and 5,683,794 issued and outstanding, in 2005 and 2004, respectively	22,235	22,322
Retained earnings	35,086	31,879
Unearned ESOP shares	0	(67)
Accumulated other comprehensive loss	(1,170)	(898)
Total shareholders’ equity	56,151	53,236
Total liabilities and shareholders’ equity	$623,033	$611,696

See notes to financial statements

United Security Bancshares and Subsidiaries

Consolidated Statements of Income and Comprehensive Income (unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands except shares and EPS)	2005	2004	2005	2004
Interest Income
Loans, including fees	$8,146	$6,540	$16,031	$12,189
Investment securities - AFS - taxable	1,085	864	2,173	1,617
Investment securities - AFS – nontaxable	27	32	54	64
Federal funds sold and securities purchased under agreements to resell	95	62	157	122
Interest on deposits in other banks	77	76	152	148
Total interest income	9,430	7,574	18,567	14,140
Interest Expense
Interest on deposits	2,032	1,360	3,711	2,620
Interest on other borrowed funds	270	194	548	389
Total interest expense	2,302	1,554	4,259	3,009
Net Interest Income Before
Provision for Credit Losses	7,128	6,020	14,308	11,131
Provision for Credit Losses	247	397	498	640
Net Interest Income	6,881	5,623	13,810	10,491
Noninterest Income
Customer service fees	1,081	1,135	2,169	2,114
Gain on sale of securities	0	7	0	44
Gain on sale of other real estate owned	294	8	306	19
Shared appreciation income	18	0	50	0
Other	319	60	483	136
Total noninterest income	1,712	1,210	3,008	2,313
Noninterest Expense
Salaries and employee benefits	1,923	1,634	3,905	3,161
Occupancy expense	561	551	1,109	940
Data processing	167	162	325	294
Professional fees	199	179	470	448
Director fees	52	47	103	91
Amortization of intangibles	135	117	269	205
Correspondent bank service charges	92	86	182	154
Writedown on Investment	662	0	662	0
Writedown on OREO	0	35	0	35
Loss on tax credit partnership	114	99	228	196
Other	609	630	1,277	1,213
Total noninterest expense	4,514	3,540	8,530	6,737
Income Before Provision for Taxes on Income	4,079	3,293	8,288	6,067
Provision for Taxes on Income	1,490	1,221	3,035	2,297
Net Income	$2,589	$2,072	$5,253	$3,770
Other comprehensive income, net of tax:
Unrealized gain (loss) on available for sale securities and interest rate swaps - net income tax (benefit) of $200, $(1,253), $(233), and $(871)	651	(1,791)	(271)	(1,408)
Comprehensive Income	$3,240	$281	$4,982	$2,362
Net Income per common share
Basic	$0.46	$0.37	$0.92	$0.68
Diluted	$0.45	$0.37	$0.92	$0.67
Shares on which net income per common share were based
Basic	5,685,425	5,576,553	5,685,425	5,576,553
Diluted	5,721,970	5,616,520	5,721,970	5,616,520

See notes to financial statements

United Security Bancshares and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Periods Ended June 30, 2005

	Common	Common			Accumulated
	stock	stock			Other
	Number		Retained	Unearned	Comprehensive
(In thousands except shares)	of Shares	Amount	Earnings	ESOP Shares	Income (Loss)	Total
Balance January 1, 2004	5,512,538	$18,226	$27,093	$(313)	$29	$45,035

Director/Employee stock options exercised	4,000	69				69
Tax benefit of stock options exercised		9				9
Net changes in unrealized gain on available for sale securities (net of income tax benefit of $761)					(1,141)	(1,141)
Net changes in unrealized gain on interest rate swaps (net of income tax benefit of $110)					(267)	(267)
Dividends on common stock ($0.32 per share)			(1,799)			(1,799)
Issuance of shares for business combination	241,447	6,033				6,033
Repurchase and cancellation of common shares	(64,645)	(1,503)				(1,503)
Release of unearned ESOP shares	8,015			151		151
Net Income			3,770			3,770
Balance June 30, 2004	5,701,355	22,835	29,064	(162)	(1,379)	50,358

Director/Employee stock options exercised	1,000	17				17
Tax benefit of stock options exercised		2				2
Net changes in unrealized gain on available for sale securities (net of income tax of $277)					416	416
Net changes in unrealized gain on interest rate swaps (net of income tax of $59)					65	65
Dividends on common stock ($0.32 per share)			(1,820)			(1,820)
Repurchase and cancellation of common shares	(24,775)	(555)				(555)
Release of unearned ESOP shares	6,214	23		95		118
Net Income			4,635			4,635
Balance December 31, 2004	5,683,794	22,322	31,879	(67)	(898)	53,236

Director/Employee stock options exercised	3,000	53				53
Tax benefit of stock options exercised		3				3
Net changes in unrealized loss on available for sale securities (net of income tax benefit of $226)					(339)	(339)
Net changes in unrealized loss on interest rate swaps (net of income tax benefit of $7)					67	67
Dividends on common stock ($0.36 per share)			(2,046)			(2,046)
Repurchase and cancellation of common shares	(6,044)	(151)				(151)
Release of unearned ESOP shares	3,846	8		67		75
Net Income			5,253			5,253
Balance June 30, 2005	5,684,596	$22,235	$35,086	$0	$(1,170)	$56,151

See notes to financial statements

United Security Bancshares and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2005	2004
Cash Flows From Operating Activities:
Net income	$5,253	$3,770
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	498	640
Depreciation and amortization	730	588
Amortization of investment securities	(33)	24
(Increase) decrease in accrued interest receivable	(196)	252
Increase in accrued interest payable	437	183
(Decrease) increase in unearned fees	(264)	473
Increase (decrease) in income taxes payable	56	(1,254)
Decrease in accounts payable and accrued liabilities	(622)	(271)
Gain on sale of securities	0	(44)
Write-down of other investments	662	0
Write-down of other real estate owned	0	35
Gain on sale of other real estate owned	(306)	(19)
Gain on sale of fixed assets	(4)	(5)
Increase in surrender value of life insurance	(220)	(46)
Loss on tax credit partnership	228	196
Net (increase) decrease in other assets	(2,326)	134
Net cash provided by operating activities	3,893	4,656

Cash Flows From Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(111)	291
Net purchase of FHLB/FRB and other bank stock	(267)	(921)
Purchases of available-for-sale securities	(4,430)	(23,678)
Proceeds from maturities and calls of available-for-sale securities	4,002	19,957
Net increase in loans	(10,596)	(14,755)
Cash and equivalents received in bank acquisitions	0	15,383
Cash proceeds from sales of leased assets	29	0
Proceeds from sales of other real estate owned	1,875	215
Capital expenditures for premises and equipment	(584)	(1,520)
Cash proceeds from sales of premises and equipment	19	16
Net cash used in investing activities	(10,063)	(5,102)

Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	1,854	3,210
Net increase (decrease) in certificates of deposit	6,731	(1,458)
Director/Employee stock options exercised	53	69
Repurchase and retirement of common stock	(151)	(1,503)
Repayment of ESOP borrowings	(75)	(151)
Payment of dividends on common stock	(1,933)	(1,686)
Net cash provided by (used in) financing activities	6,479	(1,519)

Net increase (decrease) in cash and cash equivalents	309	(1,965)
Cash and cash equivalents at beginning of period	56,406	48,590
Cash and cash equivalents at end of period	$56,715	$46,625

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

2. Securities Available for Sale

Following is a comparison of the amortized cost and approximate fair value of securities available for sale for the periods ended June 30, 2005 and December 31, 2004:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Carrying
(In thousands)	Cost	Gains	Losses	Amount)
June 30, 2005:
U.S. Treasury securities	$400	$0	$(2)	$398
U.S. Government agencies	90,393	177	$(1,134)	$89,436
U.S. Government agency Collateralized mortgage obligations	28	0	0	28
Obligations of state and political subdivisions	2,242	129	0	2,371
Other investment securities	20,102	156	(344)	19,914
	$113,165	$462	$(1,480)	$112,147
December 31, 2004:
U.S. Treasury securities	$399	$0	$(2)	$397
U.S. Government agencies	$89,329	$312	$(764)	$88,877
U.S. Government agency collateralized mortgage obligations	31	0	0	31
Obligations of state and political subdivisions	2,242	155	0	2,397
Other investment securities	20,703	70	(225)	20,548
	$112,704	$537	$(991)	$112,250

Included in other investment securities is, a short-term government securities mutual fund totaling $7.8 million at both June 30, 2005 and December 31, 2004; a commercial asset-backed trust totaling $4.0 million at June 30, 2005, and $4.6 million at December 31, 2004; a CRA-qualified mortgage fund totaling $4.9 million at June 30, 2005, and $5.0 million at December 31, 2004; and Trust Preferred securities pools totaling $3.2 million at June 30, 2005, and $3.2 million at December 31, 2004. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were no realized gains or losses on sales or calls of available-for-sale securities during the six months ended June 30, 2005. There were realized losses on calls of available-for-sale securities totaling $31,000 and realized gains on calls of available-for-sale securities totaling $75,000 for the six-month period ended June 30, 2004.

Securities that have been temporarily impaired less than 12 months at June 30, 2005 are comprised of fifteen U.S. government agency securities, and one U.S. treasury security with a total weighted average life of 3.98 years. As of June 30, 2005, there were ten U.S. government agency securities and two other investment securities with a total weighted average life of 2.35 years that have been temporarily impaired for twelve months or more.

The following summarizes temporarily impaired investment securities at June 30, 2005:

	Less than 12 Months		12 Months or More		Total
	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
(In thousands)	Amount)	Losses	Amount)	Losses	Amount)	Losses
Securities available for sale:
U.S. Treasury securities	$398	$(3)	$0	$0	$398	$(3)
U.S. Government agencies	48,147	(422)	32,300	(711)	80,447	(1,133)
U.S. Government agency collateralized mortgage Obligations	0	0	0	0	0	0
Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	12,656	(344)	12,656	(344)
Total impaired securities	$48,545	$(425)	$44,956	$(1,055)	$93,501	$(1,480)

Because the decline in market value is attributable to changes in market rates of interest rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2005.

At June 30, 2005 and December 31, 2004, available-for-sale securities with an amortized cost of approximately $67.9 million and $70.7 million (fair value of $67.2 million and $70.4 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

3. Loans and Leases

Loans include the following:

	June 30,	% of	December 31,	% of
(In thousands)	2005	Loans	2004	Loans
Commercial and industrial	$118,692	29.1%	$123,720	31.0%
Real estate – mortgage	83,476	20.4%	88,187	22.1%
Real estate – construction	148,179	36.2%	137,523	34.5%
Agricultural	26,554	6.5%	23,416	5.9%
Installment/other	19,337	4.7%	13,257	3.3%
Lease financing	12,800	3.1%	12,581	3.2%
Total Gross Loans	$409,038	100.0%	$398,684	100.0%

There were no loans over 90 days past due and still accruing interest at June 30, 2005. Loans over 90 days past due and still accruing interest totaled $375,000 at December 31, 2004. Nonaccrual loans totaled $22.0 million and $16.7 million at June 30, 2005 and December 31, 2004, respectively.

An analysis of changes in the allowance for credit losses is as follows:

	June 30,	December 31,	June 30,
(In thousands)	2005	2004	2004
Balance, beginning of year	$7,251	$6,081	$6,081
Provision charged to operations	498	1,145	640
Losses charged to allowance	(308)	(590)	(434)
Recoveries on loans previously charged off	50	136	70
Reclassification of off-balance sheet reserve	12	(507)	(392)
Reserve acquired in business combination	0	986	986
Balance at end-of-period	$7,503	$7,251	$6,951

The allowance for credit losses represents management’s estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. The formula allowance for unfunded loan commitments totaling $495,000 at June 30, 2005 has been reclassified to other liabilities. Significant changes in these estimates might be required in the event of a downturn in the economy and/or the real estate markets in the San Joaquin Valley, and the greater Oakhurst and East Madera County areas.

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the periods presented:

(in thousands)	June 30, 2005	December 31, 2004	June 30, 2004
Total impaired loans at period-end	$19,304	$17,673	$14,701
Impaired loans which have specific allowance	11,383	11,966	12,116
Total specific allowance on impaired loans	3,405	3,174	3,023
Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	7,921	5,707	2,585

(in thousands)	YTD – 6/30/05	YTD - 12/31/04	YTD – 6/30/04
Average recoded investment in impaired loans during period	$17,102	$16,600	$16,883
Income recognized on impaired loans during period	0	0	0

4. Premises and Equipment

During the second quarter of 2003, an OREO property totaling $1.8 million was transferred to bank premises to be utilized to enhance bank operations. The Company’s administrative headquarters will ultimately be relocated to the premises to provide additional space for current operations and allow for future expansion. A portion of the premises is being leased to a third party, which will occupy the building during the third quarter of 2005. Pursuant to an agreement with the third-party lessee, the Company expects to be reimbursed approximately $1.4 million in construction costs related to lessee improvements included in premises and equipment. As of June 30, 2005, the Company had been reimbursed $356,000 in construction costs due from the third-party lessee. The remaining $1.1 million to be reimbursed is included in other assets at June 30, 2005.

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

DHC’s 2005 profit plan indicated continued losses during the first quarter of 2005 as a result of reduced real estate activity, and an anticipated return to profitability during the second quarter of 2005 and beyond. In addition, DHC anticipates the Department of Insurance (DOI) will require a capital infusion in the near future, estimated at $2.5 million. During the fourth quarter of 2004, a new investor along with DHC initiated a restructuring plan under which current investors could choose to “opt in” and contribute pro-rata additional capital by purchasing additional shares or “opt out” and receive a discounted price for their investment. Remaining investors would also agree to contribute a pro-rata share of about $2.5 million, the amount estimated to be required by DOI to enhance reserve levels. In subsequent years, the restructured entity would purchase and retire from future cash flows, the shares of opt in investors at an estimated per-share price in excess of the Company’s carrying amount of $1.00 per share. The Company concluded that the restructuring plan was a viable solution. As a result, during February 2005, the Company provided DHC with a short-term working capital loan of $600,000 to cover potential cash-flow shortfalls as DHC initiated plans to restructure and return to profitability. The $600,000 loan to DHC is recorded as a loan on the Company’s June 30, 2005 consolidated balance sheet. The $600,000 loan to DHC was subsequently repaid during July 2005.

During January 2005, the Company performed an impairment analysis on its equity investment in DHC pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Based upon cash-flow assumptions and forecasts at that time, management concluded that there was no impairment of the Company’s equity investment in DHC as of December 31, 2004.

During April 2005 additional information was obtained on the status of DHC’s operations. DHC continues to experience operating losses, and efforts to restructure, recapitalize, or sell the business are ongoing but have not been concluded. The Company’s management has again assessed the anticipated cash-flows of DHC and the ultimate ability to collect the Company’s equity investment in DHC. Although there can be no assurance that current assumptions and forecasts used in the assessment will ultimately develop, management believes at this time that it is reasonably possible that a loss will ultimately be incurred. Based upon management’s estimate of the most likely amount of the potential loss, the Company recorded a write-down of its equity investment in DHC of approximately $662,000 during the second quarter of 2005. The write-down is included in noninterest expense.

6. Supplemental Cash Flow Disclosures

	Six Months Ended June 30,
(In thousands)	2005	2004
Cash paid during the period for:
Interest	$3,823	$2,826
Income Taxes	3,034	3,542
Noncash investing activities:
Dividends declared not paid	$1,023	$914
Supplemental disclosures related to acquisitions:
Deposits	—	$48,249
Other liabilities	—	454
Interest-bearing deposits in other banks	—	(1,192)
Securities available for sale	—	(9,227)
Loans, net of allowance for loan loss	—	(23,250)
Premises and equipment	—	(1,588)
Intangibles	—	(2,611)
Accrued interest and other assets	—	(1,703)
Stock issued	—	6,251
Net cash and equivalents acquired	—	$15,383

7. Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Six Months Ended June 30,
(In thousands except earnings per share data)	2005	2004
Net income available to common shareholders	$5,253	$3,770
Weighted average shares issued	5,685	5,591
Less: unearned ESOP shares	(0)	(14)
Weighted average shares outstanding	5,685	5,577
Add: dilutive effect of stock options	37	40
Weighted average shares outstanding adjusted for potential dilution	5,722	5,617
Basic earnings per share	$0.92	$0.68
Diluted earnings per share	$0.92	$0.67

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets is recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The Company has analyzed the effectiveness of the interest rate swap agreement at June 30, 2005 and has determined that there is no ineffectiveness resulting from the hedge.

The amortizing hedge has a remaining notional value of $18.6 million and duration of approximately 2.3 years. As of June 30, 2005, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 3.5 years. As of June 30, 2005, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $559,000 (net of tax benefit of $259,000). During the six months ended June 30, 2005, $78,000 was reclassified from other accumulated comprehensive income into expense, and is reflected as a reduction in other noninterest income.

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

During the six months ended June 30, 2005, 6,044 shares were repurchased at a total cost of $151,000, and an average per share price of $24.97.

10. Stock Based Compensation

At June 30, 2005, the Company has a stock-based employee compensation plan, which is described more fully in Note 10 of the Company’s Annual Report on Form 10K for the year ended December 31, 2004.  The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, an amendment of FASB Statement No. 123.

	Period Ended June 30,
(In thousands except earnings per share)	2005	2004
Net income, as reported	$5,253	$3,770
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8)	(23)
Pro forma net income	$5,245	$3,747
Earnings per share:
Basic – as reported	$0.92	$0.68
Basic – pro forma	$0.92	$0.67
Diluted – as reported	$0.92	$0.67
Diluted – pro forma	$0.92	$0.67

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

Trends Affecting Results of Operations and Financial Position

The following table summarizes the quarterly and year-to-date averages of the components of interest-bearing assets as a percentage of total interest bearing assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	6/30/05	12/31/04	6/30/04
Loans	75.10%	75.12%	74.82%
Investment securities	20.94%	18.58%	18.40%
Interest-bearing deposits in other banks	1.38%	1.57%	1.60%
Federal funds sold	2.58%	4.73%	5.18%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	12.67%	11.54%	10.39%
Money market accounts	26.96%	23.85%	22.38%
Savings accounts	8.41%	7.65%	7.20%
Time deposits	47.57%	52.77%	55.85%
Other borrowings	0.65%	0.22%	0.07%
Subordinated debentures	3.74%	3.97%	4.11%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

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

The Company continually reviews its business plan to better position itself for strategic growth in the future, while reducing potential risk levels. This is in response to the relative size and complexity of the Company, as well as economic and other market factors that may affect future operations and anticipated growth.

With continued increases in market rates of interest experienced since July 2004, the Company has realized substantial increases in net interest margins, and anticipates continued increases throughout the remainder of 2005 as market rates of interest continue to rise. The Company’s net interest margin was 5.31% for the six months ended June 30, 2005, as compared to 4.87% for the year ended December 31, 2004, and 4.69% for the six months ended June 30, 2004. With approximately 65% of the loan portfolio in floating rate instruments, benefits of rising rates were realized almost immediately on loan yields during the later half of 2004. Deposit rates lagged during the third quarter of 2004, but deposit-pricing pressures increased during the fourth quarter of 2004 and have continued throughout the first half of 2005. With additional rate increases expected during the remainder 2005, the Company anticipates strong net interest margins during the remainder of the year.

During the second quarter of 2005, the Company successfully sold two OREO properties, which not only reduced Other Real Estate Owned from a balance of $1.6 million at December 31, 2004 to $45,000 at June 30, 2005, but also resulted in a pre-tax gain of approximately $283,000. Noninterest income was further enhanced during 2005 as the result of $121,000 in rental income on the rented portion of a new administrative headquarters building in downtown Fresno, as well as increased earnings on the cash surrender value of the Company’s key-man and officer supplemental life insurance policies.

The Company has maintained a strong yet conservative balance sheet, with sound loan and deposit growth and minimal dependence on borrowings. While total assets have grown nearly $25 million between June 30, 2004 and June 30, 2005, the loan portfolio has comprised a consistent 75% of the overall balance sheet. On average, core deposits, including NOW accounts, money market accounts, and savings accounts, continue to increase and comprise a greater percentage of total interest-bearing liabilities for the six months ended June 30, 2005 as compared to the averages for the year ended December 31, 2004 and the six months ended June 30, 2004. Time deposits continue to decline as a percentage of total average interest-bearing liabilities, and represent 47.57% of interest-bearing liabilities for the six months ended June 30, 2005 as compared to 55.85% of interest-bearing liabilities for the six months ended June 30, 2004.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno and Madera Counties, as well as its new markets in Kern County added during the second quarter of 2004. The San Joaquin Valley and other California markets continue to benefit from construction lending and commercial loan demand from small and medium size businesses. During the first six months of 2005, loan growth totaled $10.4 million, with substantial growth occurring in real estate construction loans. Growth also occurred in agricultural and installment loans during the first six months of 2005, as the Company has continued to diversify the loan portfolio as opportunities arise. In the future, the Company will maintain an emphasis on its core lending strengths of commercial real estate and construction lending, as well as small business financing, while expanding opportunities in agricultural, installment, and other loan categories when possible.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Growth and increased market share will be of primary importance during 2005 and beyond. The Company will continue to develop new business in its Convention Center Branch opened in Downtown Fresno during April 2004, as well in the two Kern County branches acquired during April 2004 as the result of the merger with Taft National Bank. In addition, the Company will relocate its East Shaw branch, located in Fresno, to a new location in north Fresno during the third quarter of 2005, which will enhance its business presence in that rapidly growing area. Market rates of interest will also be an important factor in the Company’s ongoing strategic planning process, as interest rates are expected to continue to rise into the foreseeable future.

The Company purchased an equity ownership interest of $1.5 million in Diversified Holding Corporation (DHC) during August 2001. For financial reporting purposes, the net carrying value of $838,000 for the equity investment is included in other assets in the consolidated balance sheets, and as investment in nonbank entity in the parent-only balance sheets. In addition, the Company provided DHC with a short-term working capital loan of $600,000 during the first quarter of 2005. The $600,000 loan to DHC is recorded as a loan on the Company’s June 30, 2005 consolidated balance sheet, but was subsequently repaid during July 2005.

Diversified Holding Corporation experienced operating losses during 2004, but pursuant to an impairment analysis performed during January 2005 management concluded that there was no impairment of the Company’s equity investment in DHC as of December 31, 2004. Then, during the second quarter of 2005 additional information was obtained on the status of DHC’s operations. DHC continues to experience operating losses, and efforts to restructure, recapitalize, or sell the business are ongoing but have not been concluded.

The Company’s management again assessed the anticipated cash-flows of DHC during the second quarter of 2005, and the ultimate ability to collect the Company’s equity investment in DHC. Although there can be no assurance that current assumptions and forecasts used in the assessment will ultimately develop, management believes at this time that it is reasonably possible that a loss will ultimately be incurred. Based upon management’s estimate of the most likely amount of the potential loss, the Company recorded a write-down of its equity investment in DHC of approximately $662,000 during the second quarter of 2005 (for additional information, see Note 5 to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for June 30, 2005).

Results of Operations

For the six months ended June 30, 2005, the Company reported net income of $5.3 million or $0.92 per share ($0.92 diluted) as compared to $3.8 million or $0.68 per share ($0.67 diluted) for the six months ended June 30, 2004. The Company’s return on average assets was 1.73% for the six-month-period ended June 30, 2005 as compared to 1.45% for the six-month-period ended June 30, 2004. The Bank’s return on average equity was 19.25% for the six months ended June 30, 2005 as compared to 15.93% for the same six-month period of 2004.

Net Interest Income

Net interest income before provision for credit losses totaled $14.3 million for the six months ended June 30, 2005, representing an increase of $3.2 million or 28.5% when compared to the $11.1 million reported for the same six months of the previous year. The increase in net interest income between 2004 and 2005 is primarily the result of increased volumes in, and yields on, interest-earning assets, which more than offset increases in the Company’s cost of interest-bearing liabilities.

The Bank’s net interest margin, as shown in Table 1, increased to 5.31% at June 30, 2005 from 4.69% at June 30, 2004, an increase of 62 basis points (100 basis points = 1%) between the two periods. Average market rates of interest increased significantly between the six-month periods ended June 30, 2004 and 2005. The prime rate averaged 5.68% for the six months ended June 30, 2005 as compared to 4.00% for the comparative six months of 2004.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:

Interest rates and Interest Differentials

Periods Ended June 30, 2005 and 2004

		2005			2004
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)	$407,871	$16,031	7.93%	$357,005	$12,189	6.87%
Investment securities – taxable	111,493	2,173	3.93%	85,194	1,617	3.82%
Investment securities – nontaxable (2)	2,243	54	4.85%	2,613	64	4.93%
Interest on deposits in other banks	7,481	152	4.10%	7,639	148	4.90%
Federal funds sold and reverse repos	14,011	157	2.26%	24,714	122	0.99%
Total interest-earning assets	543,099	$18,567	6.89%	477,165	$14,140	5.96%
Allowance for possible loan losses	(7,426)			(6,419)
Noninterest-earning assets:
Cash and due from banks	29,556			20,717
Premises and equipment, net	8,825			5,762
Accrued interest receivable	2,559			2,087
Other real estate owned	1,045			2,717
Other assets	34,337			21,861
Total average assets	$611,995			$523,890
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$52,326	$109	0.42%	$38,513	$76	0.40%
Money market accounts	111,350	991	1.79%	82,942	566	1.37%
Savings accounts	34,724	81	0.47%	26,699	62	0.47%
Time deposits	196,516	2,530	2.60%	206,995	1, 916	1.86%
Other borrowings	2,692	44	3.30%	263	7	5.35%
Junior subordinated debentures	15,464	504	6.57%	15,232	382	5.04%
Total interest-bearing liabilities	413,072	$4,259	2.08%	370,644	$3,009	1.63%
Noninterest-bearing liabilities:
Noninterest-bearing checking	138,139			101,208
Accrued interest payable	1,110			750
Other liabilities	4,658			3,687
Total Liabilities	556,979			476,289

Total shareholders’ equity	55,016			47,601
Total average liabilities and shareholders’ equity	$611,995			$523,890
Interest income as a percentage of average earning assets			6.89%			5.96%
Interest expense as a percentage of average earning assets			1.58%			1.27%
Net interest margin			5.31%			4.69%

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $1,898,000 and $1,498,000 for the six months ended June 30, 2005 and 2004, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the six months ended June 30, 2005 compared to June 30, 2004
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$3,842	$1,998	$1,844
Investment securities	546	44	502
Interest-bearing deposits in other banks	4	7	(3)
Federal funds sold and securities purchased under agreements to resell	35	105	(70)
Total interest income	4,427	2,154	2,273
Increase (decrease) in interest expense:
Interest-bearing demand accounts	458	202	256
Savings accounts	19	0	19
Time deposits	614	716	(102)
Other borrowings	37	(4)	41
Subordinated debentures	122	116	6
Total interest expense	1,250	1,030	220
Increase in net interest income	$3,177	$1,124	$2,053

For the six months ended June 30, 2005, total interest income increased approximately $4.4 million or 31.3% as compared to the six months ended June 30, 2004. Earning asset volumes increased primarily in loans and investment securities, while volumes decreased moderately in federal funds sold.

For the six months ended June 30, 2005, total interest expense increased approximately $1.3 million or 41.5% as compared to the six-month period ended June 30, 2004. Between those two periods, average interest-bearing liabilities increased by $42.4 million, and the average rate paid on those liabilities increased by 45 basis points.

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management’s periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ending June 30, 2005, the provision to the allowance for credit losses amounted to $498,000 as compared to $640,000 for the six months ended June 30, 2004. The amount provided to the allowance for credit losses during the first six months brought the allowance to 1.84% of net outstanding loan balances at June 30, 2005, as compared to 1.82% of net outstanding loan balances at December 31, 2004, and 1.81% at June 30, 2004.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004:

(In thousands)	2005	2004	Amount of Change	Percent Change
Customer service fees	$2,169	$2,114	$55	2.60%
Gain (loss) on sale of securities	0	44	(44)	-100.00%
Gain on sale of OREO	306	19	287	1610.530%
Shared appreciation income	50	0	50	—
Other	483	136	347	355.15%
Total noninterest income	$3,008	$2,313	$695	30.05%

Noninterest income for the six months ended June 30, 2005 increased $695,000 when compared to the same period last year. Customer service fees increased $55,000 between the two six-month periods presented, which is attributable, in part, to modest increases in overdraft fees and ATM income. Other income increased $347,000 between the two periods primarily as the result of increased earnings on the cash surrender value of the Company’s key-man and officer supplemental life insurance policies, as well as additional rental income on the rented portion of a new administrative headquarters building in downtown Fresno.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004:

Table 4. Changes in Noninterest Expense

(In thousands)	2005	2004	Amount of Change	Percent Change
Salaries and employee benefits	$3,905	$3,161	$744	23.52%
Occupancy expense	1,109	940	169	17.91%
Data processing	325	294	31	10.31%
Professional fees	470	448	22	4.90%
Directors fees	103	91	12	14.03%
Amortization of intangibles	269	205	64	31.18%
Correspondent bank service charges	182	154	28	18.02%
Writedown of Investment	662	0	662	—
Writedown of OREO	0	35	(35)	-100.00%
Loss on California tax credit partnership	228	196	32	16.64%
Other	1,277	1,214	63	5.21%
Total expense	$8,530	$6,738	$1,792	26.60%

Increases in noninterest expense between the six months ended June 30, 2005 and 2004 are associated primarily with normal, anticipated growth of the Company, as well as additional costs associated with the two new Kern County branches acquired in the Taft merger, and the new downtown Convention Center branch, all three of which were added during the second quarter of 2004. The $662,000 writedown of investment was related to the Company’s investment in Title Company, which was written down during the second quarter of 2005 (see Note 5 to the Company’s Consolidated Financial Statements). Increases in other noninterest expense were comprised of a number of items including increases in office supplies, telephone, courier and armored car service, and California corporate tax credit partnership losses.

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

During the first quarter of 2005, the FTB notified the Company of its intent to audit the REIT for the tax years ended December 2001 and 2002. The Company has retained legal counsel to represent it in the tax audit. The tax audit is currently ongoing, and counsel has provided the FTB with documentation supporting the Company’s position. The Company cannot reasonably determine at this time what the ultimate outcome of the audit will be.

Financial Condition

Total assets increased to $623.0 million at June 30, 2005, from the balance of $611.7 million at December 31, 2004, and increased from the balance of $562.2 million at June 30, 2004. Total deposits of $545.3 million at June 30, 2005 increased $8.6 million or 1.6% from the balance reported at December 31, 2004, and increased $54.8 million or 11.2% from the balance of $490.4 million reported at June 30, 2004. Between December 31, 2004 and June 30, 2005, loan growth totaled $10.4 million while securities and other short-term investments increased $2.2 million.

Earning assets averaged approximately $543.1 million during the six months ended June 30, 2005, as compared to $477.2 million for the same six-month period of 2004. Average interest-bearing liabilities increased to $413.1 million for the six months ended June 30, 2005, as compared to $370.6 million for the comparative six-month period of 2004.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $409.0 million at June 30, 2005, an increase of $10.4 million or 2.6% when compared to the balance of $398.7 million at December 31, 2004, and an increase of $24.8 million or 6.5% when compared to the balance of $384.2 million reported at June 30, 2004.  Loans on average increased 14.2% between the six-month periods ended June 30, 2004 and June 30, 2005, with loans averaging $407.9 million for the six months ended June 30, 2005, as compared to $357.0 million for the same six-month period of 2004.

During the first six months of 2005, increases were experienced primarily in real estate construction, and installment loans, with moderate increases in agricultural loans. The following table sets forth the amounts of loans outstanding by category at June 30, 2005 and December 31, 2004, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	June 30, 2005		December 31, 2004
	Dollar	% of	Dollar	% of	Net	%
(In thousands)	Amount	Loans	Amount	Loans	Change	Change
Commercial and industrial	$118,692	29.1%	$123,720	31.0%	$(5,028)	-4.06%
Real estate – mortgage	83,476	20.4%	88,187	22.1%	(4,711)	-5.34%
Real estate – construction	148,179	36.2%	137,523	34.5%	10,656	7.75%
Agricultural	26,554	6.5%	23,416	5.9%	3,138	13.40%
Installment/other	19,337	4.7%	13,257	3.3%	6,080	45.86%
Lease financing	12,800	3.1%	12,581	3.2%	219	1.74%
Total Gross Loans	$409,038	100.0%	$398,684	100.0%	$10,354	2.60%

The overall average yield on the loan portfolio was 7.93% for the six months ended June 30, 2005 as compared to 6.87% for the six months ended June 30, 2004, and increased between the two periods as the result of an increase in market rates of interest which positively impacted loan yields, combined with increased volume between the two six-month periods. At June 30, 2005, 65.0% of the Company’s loan portfolio consisted of floating rate instruments, as compared to 67.4% of the portfolio at December 31, 2004, with the majority of those tied to the prime rate.

Deposits

Total deposits increased during the period to a balance of $545.3 million at June 30, 2005 representing an increase of $8.6 million or 1.6% from the balance of $536.7 million reported at December 31, 2004, and an increase of $54.8 million or 11.2% from the balance reported at June 30, 2004. During the first six months of 2005, increases were experienced primarily in noninterest-bearing deposits and time deposits of $100,000 or more.

The following table sets forth the amounts of deposits outstanding by category at June 30, 2005 and December 31, 2004, and the net change between the two periods presented.

Table 6. Deposits

	June 30,	December 31,	Net	Percentage
(In thousands)	2005	2004	Change	Change
Noninterest bearing deposits	$140,843	$129,970	$10,873	8.37%
Interest bearing deposits:
NOW and money market accounts	162,726	173,943	(11,217)	-6.45%
Savings accounts	34,974	32,775	2,199	6.71%
Time deposits:
Under $100,000	53,749	61,626	(7,877)	-12.78%
$100,000 and over	152,965	138,358	14,607	10.56%
Total interest bearing deposits	404,414	406,702	(2,288)	-0.56%
Total deposits	$545,257	$536,672	$8,585	1.60%

The Company’s deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits decreased $2.3 million or 0.6% between December 31, 2004 and June 30, 2005, while noninterest-bearing deposits increased $10.9 million or 8.4% between the same two periods presented. Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company’s principal sources of funding and liquidity. These core deposits amounted to 72.9% and 73.7% of the total deposit portfolio at June 30, 2005 and December 31, 2004, respectively.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $76.7 million or 16.8% in total deposits between the six-month periods ended June 30, 2004 and June 30, 2005. Between these two periods, average interest-bearing deposits increased $39.8 million or 11.2%, while total noninterest-bearing checking increased $36.9 million or 36.5% on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized and uncollateralized lines of credit aggregating $251.4 million, as well as FHLB lines of credit totaling $15.2 million at June 30, 2005. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At June 30, 2005, the Company had no advances on the available lines of credit. The Company had collateralized and uncollateralized lines of credit aggregating $169.1 million, as well as FHLB lines of credit totaling $26.7 million at December 31, 2004.

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. During the first six months of 2005, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

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

At June 30, 2005 and 2004, the Company’s recorded investment in loans for which impairment has been recognized totaled $19.3 million and $14.7 million, respectively. Included in total impaired loans at June 30, 2005, are $11.4 million of impaired loans for which the related specific allowance is $3.4 million, as well as $7.9 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at June 30, 2004 included $12.1 million of impaired loans for which the related specific allowance is $3.0 million, as well as $2.6 million of impaired loans that, as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $17.1 million during the first six months of 2005 and $16.9 million during the first six months of 2004. In most cases, the Bank uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the six months ended June 30, 2005 and 2004, and year ended December 31, 2004, the Company recognized no income on such loans.

The Company focuses on competition and other economic conditions within its market area, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. With interest rates rising significantly since July 2004, the Federal Reserve perceives economic growth as strong. Both business and consumer spending have improved during the past 18 months, with GDP currently ranging between 3.5% and 4.0%. It is difficult to determine how long the Federal Reserve will continue to adjust interest rates in an effort to control the economy, however with the 125 basis point increase in the prime rate during the second half of 2004, and an additional 100 basis point increase during the first half of 2005, further increases are anticipated during the remainder of 2005. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. The local market has improved economically during the past several years while the rest of the state and the nation has experienced slowed economic growth. The local area residential housing markets continue to be very strong, which should bode well for sustained growth in the Company’s market areas of Fresno and Madera, and Kern Counties. Local unemployment rates remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates have improved during 2005. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state, although this growth may begin to slow as the Federal Reserve raises interest rates to control what it perceives as an accelerating economy. Management recognizes increased risk of loss due to the Company’s exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company’s allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity (unaudited)

	June 30,	June 30,
(In thousands)	2005	2004
Total loans outstanding at end of period before deducting allowances for credit losses	$408,203	$383,000
Average net loans outstanding during period	407,871	357,005

Balance of allowance at beginning of period	7,251	6,081
Loans charged off:
Real estate	0	0
Commercial and industrial	(115)	(8)
Lease financing	(143)	(403)
Installment and other	(50)	(23)
Total loans charged off	(308)	(434)
Recoveries of loans previously charged off:
Real estate	0	0
Commercial and industrial	24	44
Lease financing	2	24
Installment and other	24	2
Total loan recoveries	50	70
Net loans charged off	(258)	(364)

Provision charged to operating expense	498	640
Reclassification of off-balance sheet reserve	12	(392)
Reserve acquired in business combination	0	986
Balance of allowance for credit losses at end of period	$7,503	$6,951

Net loan charge-offs to total average loans (annualized)	0.13%	0.21%
Net loan charge-offs to loans at end of period (annualized)	0.13%	0.19%
Allowance for credit losses to total loans at end of period	1.84%	1.81%
Net loan charge-offs to allowance for credit losses (annualized)	6.93%	10.53%
Net loan charge-offs to provision for credit losses (annualized)	51.81%	56.88%

At June 30, 2005 and 2004, $495,000 and 392,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities. Management believes that the 1.84% credit loss allowance at June 30, 2005 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company’s service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets

	June 30,	December 31,
(In thousands)	2005	2004
Nonaccrual Loans (1)	$22,032	$16,682
Restructured Loans	0	0
Total nonperforming loans	22,032	16,682
Other real estate owned	45	1,615
Total nonperforming assets	$22,077	$18,297

Loans past due 90 days or more, still accruing	$0	$375
Nonperforming loans to total gross loans	5.39%	4.18%
Nonperforming assets to total gross loans	5.41%	4.59%

(1) Included in nonaccrual loans at June 30, 2005 are restructured loans totaling $5.3 million.

Four lending relationships make up nearly $18.8 million of the $22.1 million in nonperforming loans reported at June, 30, 2005. All four relationships are considered impaired under FAS 114. In addition, $8.6 million or 39.1% of total nonperforming loans are secured by real estate.

The Company purchased a portfolio of lease financing loans totaling $5.5 million that has been nonperforming since June of 2002 (see “Asset Quality and Allowance for Credit Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2004 Annual Report on Form 10-K). The impaired lease portfolio is on non-accrual status and has a specific allowance of $2.4 million allocated to it at June 30, 2005, and $2.1 million at December 31, 2004.  The specific allowance was determined based on an estimate of expected future cash flows. The guarantor of those leases has entered court proceedings to discharge their guarantee based on the fact that many of the underlying leases were fraudulent.  The Company, based upon advice from its counsel, does not believe it is probable the guarantors’ fraud defense will prevail and intends to vigorously pursue the guarantee.  The Company believes the specific allowance as determined under SFAS No. 114 is adequate to provide for uncertainties of the matter.

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

The Company believes that under generally accepted accounting principles, a total loss of principal is not probable and the specific allowance of $2.4 million calculated for the impaired lease portfolio at June 30, 2005 under SFAS No. 114 is in accordance with GAAP.  At this time it is uncertain how much the Company will collect; however, management believes the Company will collect part, if not all, of the amounts due.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at June 30, 2005 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 65.0% of the Company’s loan portfolio at June 30, 2005.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company’s liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company’s highest yielding asset. At June 30, 2005, the Bank had 64.3% of total assets in the loan portfolio and a loan to deposit ratio of 74.9%. Liquid assets at June 30, 2005 include cash and cash equivalents totaling $56.7 million as compared to $56.4 million at December 31, 2004. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $266.6 million at June 30, 2005.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During the six months ended June 30, 2005, dividends paid by the Bank to the parent company totaled $2.8 million dollars.

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

The following table sets forth the Company’s and the Bank’s actual capital positions at June 30, 2005 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank
	Actual	Actual	Minimum
	Capital Ratios	Capital Ratios	Capital Ratios
Total risk-based capital ratio	14.01%	13.59%	10.00%
Tier 1 capital to risk-weighted assets	12.83%	12.40%	6.00%
Leverage ratio	10.72%	10.35%	5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at June 30, 2005. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first six months of 2005, the Company has received $2.8 million in cash dividends from the Bank, from which the Company paid $1.9 million in dividends to shareholders.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At June 30, 2005 the Bank’s qualifying balance with the Federal Reserve was approximately $11.3 million, consisting of vault cash and balances held with the Federal Reserve.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of June 30, 2005 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on a spread from the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge has a remaining notional value of $18.6 million and duration of approximately 2.3 years. As of June 30, 2005, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 3.5 years. As of June 30, 2005, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $559,000 (net of tax benefit of $259,000). During the six months ended June 30, 2005, $78,000 was reclassified from other accumulated comprehensive income into expense, and is reflected as a reduction in other noninterest income.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at June 30, 2005, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company’s market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at June 30, 2005 and December 31, 2004 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	June 30, 2005			December 31, 2004
	Estimated	Change in	Change in	Estimated	Change in	Change in
Change in	MV	MV	MV	MV	MV	MV
Rates	of Equity	of Equity $	of Equity $	Of Equity	of Equity $	of Equity %
+ 200 BP	$66,110	$1,350	2.08%	$59,707	$(1,405)	-2.30%
+ 100 BP	65,539	779	1.20%	60,775	(337)	-0.55%
0 BP	64,760	0	0.00%	61,112	0	0.00%
- 100 BP	62,844	(1,916)	-2.96%	60,216	(896)	-1.47%
- 200 BP	61,439	(3,321)	-5.13%	58,338	(2,774)	-4.54%

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

(b)   Changes in Internal Controls over Financial Reporting: During the quarter ended June 30, 2005, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls over financial reporting or other factors that could significantly affect these controls.

The Corporation does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by Affiliates and Associated Purchasers

			Total Number of	Maximum Number
		Weighted	Shares Purchased	of Shares That May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	Of Shares	Price Paid	Announced Plan	Under the Plans
Period	Purchased	per Share	or Program	or Programs
04/01/05 to 04/30/05	0	$0	0	184,704
05/01/05 to 05/31/05	0	$0	0	184,704
06/01/05 to 06/30/05	2,468	$25.56	2,468	182,236

Total first quarter 2005	2,468	$25.56	2,468

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

Item 3. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Shareholder’s Meeting was held on Wednesday May 18, 2005 in Fresno, California. Shareholders were asked to vote on the following matters:

1) The shareholders were asked to vote on the election of nine nominees to serve on the Company’s Board of Directors. Such Directors nominate for election will serve on the Board until the 2006 annual meeting of shareholders and until their successors are elected and have been qualified. Votes regarding the election of Directors were as follows:

Director Nominee	Votes For	Votes Withheld
Robert G. Bitter, Pharm. D.	4,508,360	22,883
Stanley J. Cavalla	4,514,560	16,683
Tom Ellithorpe	4,514,560	16,683
R. Todd Henry	4,513,160	18,083
Robert M. Mochizuki	4,514,560	16,683
Ronnie D. Miller	4,514,560	16,683
Walter Reinhard	4,514,560	16,683
John Terzian	4,509,576	21,667
Dennis R. Woods	4,514,560	16,683

2) The shareholders were asked to vote to amend the 1995 Stock Option Plan to comply with current Internal Revenue Service Rules. The votes regarding the amendment were as follows:

Votes For	Votes Against	Votes Withheld

3,269,066	49,319	49,221

3) The shareholders were asked to adopt the United Security Bancshares 2005 Stock Option Plan. The votes regarding the adoption of the new stock option plan were as follows:

Votes For	Votes Against	Votes Withheld

3,263,678	51,679	52,249

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

United Security Bancshares

Date: August 5, 2005	/S/ Dennis R. Woods
Dennis R. Woods
Chairman of the Board and
President

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer