Form 10-Q
period 2005-09-30
UNITED SECURITY BANCSHARES
filed 2005-11-09
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Yes ☒	No ☐

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter - June 30, 2005:     $107,239,815

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value

(Title of Class)

Shares outstanding as of October 31, 2005:  5,684,596

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets (unuadited)
September 30, 2005 and December 31, 2004

(in thousands except shares)	September 30, 2005	December 31, 2004

Assets
Cash and due from banks	$31,851	$30,366
Federal funds sold and securities purchased under agreements to resell	48,360	26,040

Cash and cash equivalents	80,211	56,406
Interest-bearing deposits in other banks	7,598	7,429
Investment securities available for sale	108,195	112,250
Loans and leases	387,527	398,684
Unearned fees	(859)	(1,099)
Allowance for credit losses	(7,623)	(7,251)

Net loans	379,045	390,334
Accrued interest receivable	3,092	2,523
Premises and equipment – net	10,338	8,102
Other real estate owned	4,356	1,615
Intangible assets	2,935	3,338
Goodwill	750	750
Cash surrender value of life insurance	12,843	12,571
Investment in limited partnership	4,078	4,295
Deferred income taxes	5,177	4,547
Other assets	10,414	7,536

Total assets	$629,032	$611,696

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$144,429	$129,970
Interest bearing	404,954	406,702

Total deposits	549,383	536,672
Other borrowings	0	75
Accrued interest payable	1,596	1,166
Accounts payable and other liabilities	5,257	5,083
Junior subordinated debentures	15,464	15,464

Total liabilities	571,700	558,460
Shareholders’ Equity
Common stock, no par value 10,000,000 shares authorized, 5,684,596 and 5,683,794 issued and outstanding, in 2005 and 2004, respectively	22,235	22,322
Retained earnings	36,789	31,879
Unearned ESOP shares	0	(67)
Accumulated other comprehensive loss	(1,692)	(898)

Total shareholders’ equity	57,332	53,236

Total liabilities and shareholders’ equity	$629,032	$611,696

See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (unaudited)

	Quarter Ended Sept 30,		Nine Months Ended Sept 30,

(in thousands except shares and EPS)	2005	2004	2005	2004

Interest Income
Loans, including fees	$8,396	$7,083	$24,349	$19,375
Investment securities - AFS – taxable	1,025	864	3,198	2,481
Investment securities - AFS – nontaxable	31	31	85	95
Federal funds sold and securities purchased under agreements to resell	503	27	660	148
Interest on deposits in other banks	78	81	230	229

Total interest income	10,033	8,086	28,522	22,328
Interest Expense
Interest on deposits	2,397	1,386	6,108	4,006
Interest on other borrowed funds	289	230	837	620

Total interest expense	2,686	1,616	6,945	4,626
Net Interest Income Before Provision for Credit Losses	7,347	6,470	21,577	17,702
Provision for Credit Losses	392	249	890	889

Net Interest Income	6,955	6,221	20,687	16,813
Noninterest Income
Customer service fees	1,121	1,175	3,368	3,186
(Loss) gain on sale of securities	0	(10)	0	35
Gain on sale of other real estate owned	11	10	317	29
Shared appreciation income	62	0	112	0
Other	259	158	742	296

Total noninterest income	1,453	1,333	4,539	3,546
Noninterest Expense
Salaries and employee benefits	2,011	1,753	5,916	4,914
Occupancy expense	654	645	1,763	1,586
Data processing	154	180	479	474
Professional fees	274	171	744	619
Director fees	54	50	157	141
Amortization of intangibles	134	132	403	337
Correspondent bank service charges	90	84	272	238
Write-down on Investment	0	0	662	0
Write-down on OREO	0	0	0	35
Loss on tax credit partnership	114	99	342	295
Other	579	625	1,856	1,837

Total noninterest expense	4,064	3,739	12,594	10,476
Income Before Provision for Taxes on Income	4,344	3,815	12,632	9,883
Provision for Taxes on Income	1,618	1,433	4,653	3,731

Net Income	$2,726	$2,382	$7,979	$6,152

Other comprehensive income, net of tax:
Unrealized (loss) gain on available for sale securities and interest rate swaps - net income tax (benefit) of $(397), $515, $(630), and $(356)	(523)	746	(794)	(662)

Comprehensive Income	$2,203	$3,128	$7,185	$5,490

Net Income per common share
Basic	$0.48	$0.42	$1.40	$1.10

Diluted	$0.48	$0.42	$1.39	$1.09

Shares on which net income per common share were based
Basic	5,684,596	5,685,673	5,685,149	5,612,926

Diluted	5,727,591	5,719,590	5,724,443	5,649,782

See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
Periods Ended September 30, 2005

	Common stock	Common stock	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total

(In thousands except shares)	Number of Shares	Amount

Balance January 1, 2004	5,512,538	$18,226	$27,093	$(313)	$29	$45,035
Director/Employee stock options exercised	4,000	69				69
Tax benefit of stock options exercised		9				9
Net changes in unrealized gain on available for sale securities (net of income tax benefit of $340)					(510)	(510)
Net changes in unrealized gain on interest rate swaps (net of income tax benefit of $16)					(152)	(152)
Dividends on common stock ($0.48 per share)			(2,709)			(2,709)
Issuance of shares for business combination	241,447	6,033				6,033
Repurchase and cancellation of common shares	(87,638)	(2,015)				(2,015)
Release of unearned ESOP shares	11,125			210		210
Net Income			6,152			6,152

Balance September 30, 2004	5,681,472	22,323	30,536	(103)	(633)	52,123
Director/Employee stock options exercised	1,000	17				17
Tax benefit of stock options exercised		2				2
Net changes in unrealized gain on available for sale securities (net of income tax benefit of $143)					(215)	(215)
Net changes in unrealized gain on interest rate swaps (net of income tax benefit of $35)					(50)	(50)
Dividends on common stock ($0.16 per share)			(910)			(910)
Repurchase and cancellation of common shares	(1,782)	(43)				(43)
Release of unearned ESOP shares	3,104	23		36		59
Net Income			2,253			2,253

Balance December 31, 2004	5,683,794	22,322	31,879	(67)	(898)	53,236
Director/Employee stock options exercised	3,000	53				53
Tax benefit of stock options exercised		3				3
Net changes in unrealized loss on available for sale securities (net of income tax benefit of $591)					(886)	(886)
Net changes in unrealized loss on interest rate swaps (net of income tax benefit of $40)					92	92
Dividends on common stock ($0.54 per share)			(3,069)			(3,069)
Repurchase and cancellation of common shares	(6,044)	(151)				(151)
Release of unearned ESOP shares	3,846	8		67		75
Net Income			7,979			7,979

Balance September 30, 2005	5,684,596	$22,235	$36,789	$0	$(1,692)	$57,332

See notes to financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,

(In thousands)	2005	2004

Cash Flows From Operating Activities:
Net income	$7,979	$6,152
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	890	889
Depreciation and amortization	1,112	983
Amortization of investment securities	(53)	38
Increase in accrued interest receivable	(569)	(3)
Increase (decrease) in accrued interest payable	430	(117)
(Decrease) increase in unearned fees	(240)	268
Increase (decrease) in income taxes payable	238	(1,690)
Decrease in accounts payable and accrued liabilities	(139)	(149)
Gain on sale of securities	0	(35)
Write-down of other investments	662	0
Write-down of other real estate owned	0	35
Gain on sale of other real estate owned	(317)	(29)
Loss (gain) on sale of fixed assets	5	(5)
Increase in surrender value of life insurance	(272)	(136)
Loss on tax credit partnership	342	295
Net (increase) decrease in other assets	(2,191)	262

Net cash provided by operating activities	7,877	6,758
Cash Flows From Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(169)	335
Net purchase of FHLB/FRB and other bank stock	(267)	(921)
Purchases of available-for-sale securities	(4,804)	(34,719)
Proceeds from maturities and calls of available-for-sale securities	7,436	22,129
Proceeds from sales of available-for-sale securities	0	11,018
Premiums paid on life insurance	0	(9,000)
Net decease (increase) in loans	5,082	(17,216)
Cash and equivalents received in bank acquisitions	0	15,383
Cash proceeds from sales of leased assets	129	62
Proceeds from sales of other real estate owned	1,887	505
Capital expenditures for premises and equipment	(2,967)	(1,646)
Cash proceeds from sales of premises and equipment	20	16

Net cash provided by (used in) investing activities	6,347	(14,054)
Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	28,451	23,717
Net decrease in certificates of deposit	(15,740)	(1,845)
Director/Employee stock options exercised	53	69
Repurchase and retirement of common stock	(151)	(2,015)
Repayment of ESOP borrowings	(75)	(210)
Payment of dividends on common stock	(2,957)	(2,600)

Net cash provided by financing activities	9,581	17,116

Net increase in cash and cash equivalents	23,805	9,820
Cash and cash equivalents at beginning of period	56,406	48,590

Cash and cash equivalents at end of period	$80,211	$58,410

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

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2004. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the 2004 financial statements to conform to the classifications used in 2005. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

2.        Securities Available for Sale

Following is a comparison of the amortized cost and approximate fair value of securities available for sale for the periods ended September 30, 2005 and December 31, 2004:

(In thousands)	Amortized Cost	Gains Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)

September 30, 2005:
U.S. Treasury securities	$400	$0	$(1)	$399
U.S. Government agencies	87,361	123	$(1,799)	$85,685
U.S. Government agency Collateralized mortgage obligations	24	0	(1)	23
Obligations of state and political subdivisions	2,516	109	0	2,625
Other investment securities	19,825	41	(403)	19,463

	$110,126	$273	$(2,204)	$108,195

December 31, 2004:
U.S. Treasury securities	$399	$0	$(2)	$397
U.S. Government agencies	$89,329	$312	$(764)	$88,877
U.S. Government agency collateralized mortgage obligations	31	0	0	31
Obligations of state and political subdivisions	2,242	155	0	2,397
Other investment securities	20,703	70	(225)	20,548

	$112,704	$537	$(991)	$112,250

Included in other investment securities is, a short-term government securities mutual fund totaling $7.7 million at September 30, 2005 and $7.8 million at December 31, 2004; a commercial asset-backed trust totaling $3.7 million at September 30, 2005, and $4.6 million at December 31, 2004; a CRA-qualified mortgage fund totaling $4.9 million at September 30, 2005, and $5.0 million at December 31, 2004; and Trust Preferred securities pools totaling $3.1 million at September 30, 2005, and $3.2 million at December 31, 2004. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were no realized gains or losses on sales or calls of available-for-sale securities during the nine months ended September 30, 2005. There were realized losses on calls of available-for-sale securities totaling $117,000 and realized gains on calls of available-for-sale securities totaling $152,000 for the nine-month period ended September 30, 2004.

Securities that have been temporarily impaired less than 12 months at September 30, 2005 are comprised of thirteen U.S. government agency securities, and one other investment security with a total weighted average life of 1.52 years. As of September 30, 2005, there were fourteen U.S. government agency securities, one U.S. treasury security, and one other investment security with a total weighted average life of 4.07 years that have been temporarily impaired for twelve months or more.

The following summarizes temporarily impaired investment securities at September 30, 2005:

	Less than 12 Months		12 Months or More		Total

(In thousands) Securities available for sale:	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses

U.S. Treasury securities	$0	$0	$399	$(1)	$399	$(1)
U.S. Government agencies	38,520	(622)	39,203	(1,177)	77,723	(1,799)
U.S. Government agency collateralized mortgage Obligations	0	0	17	(1)	17	(1)
Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	1,565	(19)	12,616	(384)	14,181	(403)

Total impaired securities	$40,085	$(641)	$52,235	$(1,563)	$92,320	$(2,204)

Because the decline in market value is attributable to changes in market rates of interest rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2005.

At September 30, 2005 and December 31, 2004, available-for-sale securities with an amortized cost of approximately $64.8 million and $70.7 million (fair value of $63.6 million and $70.4 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

3.       Loans and Leases

          Loans include the following:

(In thousands)	September 30, 2005	% of Loans	December 31, 2004	% of Loans

Commercial and industrial	$99,043	25.6%	$123,720	31.0%
Real estate – mortgage	79,296	20.5%	88,187	22.1%
Real estate – construction	149,710	38.5%	137,523	34.5%
Agricultural	31,282	8.1%	23,416	5.9%
Installment/other	15,979	4.1%	13,257	3.3%
Lease financing	12,217	3.2%	12,581	3.2%

Total Gross Loans	$387,527	100.0%	$398,684	100.0%

There were no loans over 90 days past due and still accruing interest at September 30, 2005. Loans over 90 days past due and still accruing interest totaled $375,000 at December 31, 2004. Nonaccrual loans totaled $15.2 million and $16.7 million at September 30, 2005 and December 31, 2004, respectively.

An analysis of changes in the allowance for credit losses is as follows:

(In thousands)	September 30, 2005	December 31, 2004	September 30, 2004

Balance, beginning of year	$7,251	$6,081	$6,081
Provision charged to operations	890	1,145	889
Losses charged to allowance	(590)	(590)	(476)
Recoveries on loans previously charged off	87	136	98
Reclassification of off-balance sheet reserve	(15)	(507)	(436)
Reserve acquired in business combination	0	986	986

Balance at end-of-period	$7,623	$7,251	$7,142

The allowance for credit losses represents management’s estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. The formula allowance for unfunded loan commitments totaling $522,000 at September 30, 2005 has been reclassified to other liabilities. Significant changes in these estimates might be required in the event of a downturn in the economy and/or the real estate markets in the San Joaquin Valley, and the greater Oakhurst and East Madera County areas.

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the periods presented:

(in thousands)	September 30, 2005	December 31, 2004	September 30, 2004

Total impaired loans at period-end	$14,138	$17,673	$14,510

Impaired loans which have specific allowance	12,140	11,966	10,894

Total specific allowance on impaired loans	3,353	3,174	3,108

Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	1,998	5,707	3,616

(in thousands)	YTD – 9/30/05	YTD – 12/31/04	YTD – 9/30/04

Average recoded investment in impaired loans during period	$16,708	$16,600	$16,124

Income recognized on impaired loans during period	0	0	0

4.       Premises and Equipment

During the second quarter of 2003, an OREO property totaling $1.8 million was transferred to bank premises to be utilized to enhance bank operations. The Company’s administrative headquarters will ultimately be relocated to the premises to provide additional space for current operations and allow for future expansion. A portion of the premises is being leased to a third party, which will occupy the building during the third quarter of 2005. Pursuant to an agreement with the third-party lessee, the Company expects to be reimbursed approximately $1.4 million in construction costs related to lessee improvements included in premises and equipment. As of September 30, 2005, the Company had been reimbursed $356,000 in construction costs due from the third-party lessee. The remaining $1.1 million to be reimbursed is included in other assets at September 30, 2005.

5.       Other Real Estate Owned Through Foreclosure

During the last week of September 2005, the Company foreclosed on properties securing a commercial loan totaling $6.1 million. The properties, located in Madera County, included land, equipment used for processing and distributing food products, warehouses, in-process food inventory, storage tanks and trade names. Management performed a preliminary valuation of the properties based upon appraisals, market comparisons, third-party experts, and other information available. Based upon Management’s valuation analysis, $4.3 million was transferred to other real estate owned through foreclosure, and the remaining $1.8 million was transferred to other equipment held for sale at September 30, 2005 (included in other assets on the Company’s balance sheet). With the information available at the current time, Management was unable to conclude that a loss from the sale of these properties is probable, nor can a loss be reasonably estimated. Management ordered a new appraisal, and property-carrying values may be refined during the next 90 days as better information becomes available. During the 90-day evaluation period, required reductions in the carrying value of the asset, if any, will be charged against the allowance for credit losses. Subsequent write-downs, if any, are expensed when identified through noninterest expense.

6.       Investment in Title Company

During August 2001, the Company purchased an equity ownership interest of $1.5 million in Diversified Holding Corporation (DHC). At December 31, 2004, the Company’s ownership percentage of DHC was 13.8%. For financial reporting purposes, the equity investment is included in other assets in the consolidated balance sheets, and as investment in nonbank entity in the parent-only balance sheets (see June 30, 2005 10-Q for additional information).

During the early part of 2005, DHC sought restructuring options in an effort to remain a viable entity. DHC had experienced operating losses during 2004 primarily as the result of a significant decrease in mortgage loan refinancing business due to real estate price increases and rising interest rates. During February 2005, the Company provided DHC with a short-term working capital loan of $600,000 to cover potential cash-flow shortfalls as DHC initiated plans to restructure and return to profitability. The $600,000 loan to DHC was subsequently repaid during July 2005.

During April 2005 additional information was obtained on the status of DHC’s operations. DHC continued to experience operating losses, and efforts to restructure, recapitalize, or sell the business had not been successful. The Company’s management assessed the anticipated cash-flows of DHC and the ultimate ability to collect the Company’s equity investment in DHC. At that time, management believed that it was reasonably possible that a loss would ultimately be incurred. Based upon management’s estimate of the most likely amount of the potential loss at that time, the Company recorded a write-down of its equity investment in DHC of approximately $662,000 during the second quarter of 2005. The write-down is included in noninterest expense.

During July of 2005, DHC concluded a transaction with Transunion Corporation whereby Transunion would purchase DHC and DHC would cease to exist. A new shell corporation was formed to pay off the existing debts as monies are received from Transunion.

Subsequent Event: During October 2005, the Company obtained additional information, which indicated further losses may be incurred in the dissolution process of Diversified. As a result of the additional information received, the Company recorded an additional write-down of $200,000 on its investment in the Title Company during October 2005, leaving a remaining carrying value of $638,000 at October 31, 2005. At this time, there can be no assurance that the current estimates of loss will ultimately be realized.

7.       Supplemental Cash Flow Disclosures

	Nine Months Ended September 30,

(In thousands)	2005	2004

Cash paid during the period for:
Interest	$6,515	$4,735
Income Taxes	4,470	5,412
Noncash investing activities:
Loans transferred to foreclosed property	$4,811	$0
Dividends declared not paid	1,023	910
Supplemental disclosures related to acquisitions:
Deposits	—	$48,249
Other liabilities	—	454
Interest-bearing deposits in other banks	—	(1,192)
Securities available for sale	—	(9,227)
Loans, net of allowance for loan loss	—	(23,250)
Premises and equipment	—	(1,588)
Intangibles	—	(2,611)
Accrued interest and other assets	—	(1,703)
Stock issued	—	6,251

Net cash and equivalents acquired	—	$15,383

8.       Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Quarter Ended		Nine Months Ended

(In thousands except earnings per share data)	9/30/05	9/30/04	9/30/05	9/30/04

Net income available to common shareholders	$2,726	$2,382	$7,979	$6,152
Weighted average shares issued	5,685	5,695	5,685	5,625
Less: unearned ESOP shares	(0)	(9)	(0)	(12)

Weighted average shares outstanding	5,685	5,686	5,685	5,613
Add: dilutive effect of stock options	43	34	39	37

Weighted average shares outstanding adjusted for potential dilution	5,728	5,720	5,724	5,650

Basic earnings per share	$0.48	$0.42	$1.40	$1.10

Diluted earnings per share	$0.48	$0.42	$1.39	$1.09

9.       Derivative Financial Instruments and Hedging Activities

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets is recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The Company has analyzed the effectiveness of the interest rate swap agreement at September 30, 2005 and has determined that there is no ineffectiveness resulting from the hedge.

The amortizing hedge has a remaining notional value of $17.9 million and duration of approximately 2.1 years. As of September 30, 2005, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 3.25 years. As of September 30, 2005, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $534,000 (net of tax benefit of $291,000). During the nine months ended September 30, 2005, $152,000 was reclassified from other accumulated comprehensive income into expense, and is reflected as an adjustment to interest income.

10.      Common Stock Repurchase Plan

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

During the nine months ended September 30, 2005, 6,044 shares were repurchased at a total cost of $151,000, and an average per share price of $24.97.

11.      Stock Based Compensation

At September 30, 2005, the Company has a stock-based employee compensation plan, which is described more fully in Note 10 of the Company’s Annual Report on Form 10K for the year ended December 31, 2004.  The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In April 2005, the Board approved the adoption of the United Security Bancshares 2005 Stock Option Plan (2005 Plan), subject to the approval of the Shareholders. At the same time, the 1995 Stock Option Plan was terminated and no further options may be granted under the 1995 Plan. The 2005 Plan provides for the granting of up to 250,000 shares of authorized and unissued shares of common stock at option prices per share which must not be less than 100% of the fair market value per share at the time each option is granted. The 2005 Plan further provides that the maximum aggregate number of shares that may be issued as incentive stock options under the 2005 Plan is 250,000. The 2005 Plan was approved by the Company’s shareholders at the 2005 Annual Shareholders meeting held on May 18, 2005.

The options granted (ISO’s for employees and NQ’s for Directors) have an exercise price of the prevailing market on the date of grant under the 1995 or 2005 Stock Option Plans.  All previous plans, including the 1995 Plan, have been terminated. The number of shares remaining exercisable under the 1995 Plan was 72,000 shares as of September 30, 2005. Under the 2005 Plan, 35,000 shares have been granted (30,000 incentive stock options and 5,000 nonqualified stock options) since the Plan’s approval in May 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of FASB Statement No. 123.

(In thousands except earnings per share)	QTD 9/30/05	QTD 9/30/04	YTD 9/30/05	YTD 9/30/04

Net income, as reported	$2,726	$2,382	$7,979	$6,152
Deduct: Total stock-based compensation expense value based method for all Related tax effects	(16)	(7)	(25)	(30)

Pro forma net income	$2,710	$2,375	$7,954	$6,122

Earnings per share:
Basic – as reported	$0.48	$0.42	$1.40	$1.10

Basic – pro forma	$0.48	$0.42	$1.40	$1.09

Diluted – as reported	$0.48	$0.42	$1.39	$1.09

Diluted – pro forma	$0.47	$0.42	$1.39	$1.08

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

12.      New Entity

During August 2005, the Bank formed a new subsidiary named United Security Emerging Capital Fund (the Fund) for the purpose of providing investment capital for Low-Income Communities (LIC’s). The new subsidiary was formed as a Community Development Entity (CDE) and as such, must be certified by the Community Development Financial Institutions Fund of the United States Department of the Treasury in order to apply for New Market Tax Credits (NMTC). The Fund submitted an application to the Department of the Treasury to become certified as a CDE in August 2005. Subsequent to that application, the Fund submitted an application to apply for an allocation of New Market Tax Credits in September 2005. The Fund expects a response to its NMTC application during the second quarter of 2006. If the Fund’s NMTC application is approved, and the Fund is certified as a CDE, the Fund can attract investments and make loans and investments in LIC’s and thereby qualify its investors to receive Federal Income Tax Credits. The maximum that can be applied for under the New Markets Tax Credit program by any one CDE is $150 million, and the Bank is subject to an investment limitation of 10% of its Risk-based capital. Federal new market tax credits would be applied over a seven-year period, 5% for the first three years, and 6% for the next four years for a total of 39%.

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

During August 2005, the Bank formed a new subsidiary named United Security Emerging Capital Fund (the Fund) for the purpose of providing investment capital for Low-Income Communities (LIC’s). The new subsidiary was formed as a Community Development Entity (CDE) and as such, must be certified by the Community Development Financial Institutions Fund of the United States Department of the Treasury in order to apply for New Market Tax Credits (NMTC). The Fund submitted an application to the Department of the Treasury to become certified as a CDE in August 2005. Subsequent to that application, the Fund submitted an application to apply for an allocation of New Market Tax Credits in September 2005. The Fund expects a response to its NMTC application during the second quarter of 2006. If the Fund’s NMTC application is approved, and the Fund is certified as a CDE, the Fund can attract investments and make loans and investments in LIC’s and thereby qualify its investors to receive Federal Income Tax Credits. The maximum that can be applied for under the New Markets Tax Credit program by any one CDE is $150 million, and the Bank is subject to an investment limitation of 10% of its Risk-based capital. Federal new market tax credits would be applied over a seven-year period, 5% for the first three years, and 6% for the next four years for a total of 39%.

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

Trends Affecting Results of Operations and Financial Position

The following table summarizes the quarterly and year-to-date averages of the components of interest-bearing assets as a percentage of total interest bearing assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 9/30/05	YTD Average 12/31/04	YTD Average 9/30/04

Loans	73.23%	75.12%	76.02%
Investment securities	20.43%	18.58%	18.46%
Interest-bearing deposits in other banks	1.36%	1.57%	1.60%
Federal funds sold	4.98%	4.73%	3.92%

Total interest-earning assets	100.00%	100.00%	100.00%
NOW accounts	12.24%	11.54%	11.15%
Money market accounts	27.76%	23.85%	22.91%
Savings accounts	8.37%	7.65%	7.46%
Time deposits	47.53%	52.77%	54.15%
Other borrowings	0.42%	0.22%	0.29%
Subordinated debentures	3.68%	3.97%	4.04%

Total interest-bearing liabilities	100.00%	100.00%	100.00%

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

With continued increases in market rates of interest experienced since July 2004, the Company has realized substantial increases in net interest margins, and anticipates continued increases throughout the remainder of 2005 as market rates of interest continue to rise. The Company’s net interest margin was 5.23% for the nine months ended September 30, 2005, as compared to 4.87% for the year ended December 31, 2004, and 4.85% for the nine months ended September 30, 2004. With approximately 61% of the loan portfolio in floating rate instruments, benefits of rising rates were realized almost immediately on loan yields during the later half of 2004. Deposit rates lagged during the third quarter of 2004, but deposit-pricing pressures increased during the fourth quarter of 2004 and have continued throughout 2005, although have stabilized to some degree during the third quarter of 2005. With additional rate increases expected during the remainder 2005, the Company anticipates strong net interest margins during the remainder of the year.

Noninterest income has been enhanced during 2005 as the result of $210,000 in rental income on the rented portion of a new administrative headquarters building in downtown Fresno, as well as increased earnings on the cash surrender value of the Company’s key-man and officer supplemental life insurance policies. Shared appreciation income totaled $62,000 for the quarter ended, and $112,000 for the nine months ended September 30, 2005.

The Company has maintained a strong yet conservative balance sheet, with sound loan and deposit growth and minimal dependence on borrowings. While total assets have grown nearly $46 million between September 30, 2004 and September 30, 2005, the average loan portfolio has comprised a consistent 73% to 76% of the overall balance sheet. On average, core deposits, including NOW accounts, money market accounts, and savings accounts, continue to increase and comprise a greater percentage of total interest-bearing liabilities for the nine months ended September 30, 2005 as compared to the averages for the year ended December 31, 2004 and the nine months ended September 30, 2004. Time deposits continue to decline as a percentage of total average interest-bearing liabilities, and represent 47.53% of interest-bearing liabilities for the nine months ended September 30, 2005 as compared to 54.15% of interest-bearing liabilities for the nine months ended September 30, 2004.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno and Madera Counties, as well as its new markets in Kern County added during the second quarter of 2004. The San Joaquin Valley and other California markets continue to benefit from construction lending and commercial loan demand from small and medium size businesses. While on average, loans have increased nearly $34 million between the nine months ended September 30, 2004 and the nine months ended September 30, 2005, total loans have actually declined $11.2 million between December 31, 2004 and September 30, 2005. Several large commercial lending relationships matured during September 2005, resulting in declines in the commercial and industrial loan category. Growth continues in construction, agricultural, and installment loans with increases of $12.2 million, $7.9 million, and $2.7 million in those three categories, respectively, between December 31, 2004 and September 30, 2005. In the future, the Company will maintain an emphasis on its core lending strengths of commercial real estate and construction lending, as well as small business financing, while expanding opportunities in agricultural, installment, and other loan categories when possible.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Growth and increased market share will be of primary importance during 2005 and beyond. The Company will continue to develop new business in its Convention Center Branch opened in Downtown Fresno during April 2004, as well in the two Kern County branches acquired during April 2004 as the result of the merger with Taft National Bank. In addition, the Company relocated its East Shaw branch, as well as the Construction and Consumer Loans Departments, located in Fresno, to a new location in north Fresno during the third quarter of 2005, which will enhance its business presence in that rapidly growing area. Market rates of interest will also be an important factor in the Company’s ongoing strategic planning process, as interest rates are expected to continue to rise into the foreseeable future.

Diversified Holding Corporation experienced operating losses during 2004, but pursuant to an impairment analysis performed during January 2005 management concluded that there was no impairment of the Company’s equity investment in DHC as of December 31, 2004. Then, during the second quarter of 2005 additional information was obtained on the status of DHC’s operations. DHC continued to experience operating losses, and efforts to restructure, recapitalize, or sell the business had not been successful. The Company’s management assessed the anticipated cash-flows of DHC and the ultimate ability to collect the Company’s equity investment in DHC. At that time, management believed that it was reasonably possible that a loss would ultimately be incurred. Based upon management’s estimate of the most likely amount of the potential loss at that time, the Company recorded a write-down of its equity investment in DHC of approximately $662,000 during the second quarter of 2005. During October 2005, the Company obtained additional information, which indicated further losses may be incurred in the dissolution process of Diversified. As a result of the additional information received, the Company recorded an additional write-down of $200,000 on its investment in the Title Company during October 2005, leaving a remaining carrying value of $638,000 at October 31, 2005. At this time, there can be no assurance that the current estimates of loss will ultimately be realized (for additional information, see Note 6 to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q for September 30, 2005).

Results of Operations

For the nine months ended September 30, 2005, the Company reported net income of $8.0 million or $1.40 per share ($1.39 diluted) as compared to $6.2 million or $1.10 per share ($1.09 diluted) for the nine months ended September 30, 2004. The Company’s return on average assets was 1.71% for the nine-month-period ended September 30, 2005 as compared to 1.52% for the nine-month-period ended September 30, 2004. The Bank’s return on average equity was 19.12% for the nine months ended September 30, 2005 as compared to 16.79% for the same nine-month period of 2004.

Net Interest Income

Net interest income before provision for credit losses totaled $21.6 million for the nine months ended September 30, 2005, representing an increase of $3.9 million or 21.9% when compared to the $17.7 million reported for the same nine months of the previous year. The increase in net interest income between 2004 and 2005 is primarily the result of increased volumes in, and yields on, interest-earning assets, which more than offset increases in the Company’s cost of interest-bearing liabilities.

The Bank’s net interest margin, as shown in Table 1, increased to 5.23% at September 30, 2005 from 4.85% at September 30, 2004, an increase of 38 basis points (100 basis points = 1%) between the two periods. Average market rates of interest increased significantly between the nine-month periods ended September 30, 2004 and 2005. The prime rate averaged 5.93% for the nine months ended September 30, 2005 as compared to 4.14% for the comparative nine months of 2004.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Periods Ended September 30, 2005 and 2004

	2005			2004

(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets:
Interest-earning assets:
Loans (1)	$404,286	$24,349	8.05%	$370,508	$19,375	6.99%
Investment securities – taxable	110,504	3,198	3.87%	87,354	2,481	3.79%
Investment securities – nontaxable (2)	2,271	85	5.00%	2,592	95	4.90%
Interest on deposits in other banks	7,510	230	4.09%	7,782	229	3.92%
Federal funds sold and reverse repos	27,465	660	3.21%	19,125	148	1.03%

Total interest-earning assets	552,036	$28,522	6.91%	487,361	$22,328	6.12%

Allowance for possible loan losses	(7,537)			(6,779)
Noninterest-earning assets:
Cash and due from banks	30,339			22,599
Premises and equipment, net	9,150			6,289
Accrued interest receivable	2,579			2,120
Other real estate owned	726			2,635
Other assets	34,938			25,397

Total average assets	$622,231			$539,622

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$51,468	$175	0.45%	$42,232	$122	0.39%
Money market accounts	116,714	1,643	1.88%	86,774	893	1.37%
Savings accounts	35,193	129	0.49%	28,270	98	0.46%
Time deposits	199,744	4,161	2.79%	205,004	2,893	1.89%
Other borrowings	1,785	45	3.37%	1,111	22	2.65%
Junior subordinated debentures	15,464	792	6.85%	15,310	598	5.22%

Total interest-bearing liabilities	420,368	$6,945	2.21%	378,701	$4,626	1.63%

Noninterest-bearing liabilities:
Noninterest-bearing checking	140,169			107,377
Accrued interest payable	1,281			739
Other liabilities	4,609			3,850

Total Liabilities	566,427			490,667
Total shareholders’ equity	55,804			48,955

Total average liabilities and shareholders’ equity	$622,231			$539,622

Interest income as a percentage of average earning assets			6.91%			6.12%
Interest expense as a percentage of average earning assets			1.68%			1.27%

Net interest margin			5.23%			4.85%

(1)

Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to  the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $2,684,000 and $2,295,000 for the nine months ended September 30, 2005 and 2004, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease in the nine months ended) Sept 30, 2005 compared to Sept 30, 2004

(In thousands)	Total	Rate	Volume

Increase (decrease) in interest income:
Loans	$4,974	$3,115	$1,859
Investment securities	707	45	662
Interest-bearing deposits in other banks	1	10	(9)
Federal funds sold and securities purchased under agreements to resell	512	424	88

Total interest income	6,194	3,594	2,600
Increase (decrease) in interest expense:
Interest-bearing demand accounts	803	444	359
Savings accounts	31	6	25
Time deposits	1,268	1,344	(76)
Other borrowings	23	7	16
Subordinated debentures	194	188	6

Total interest expense	2,319	1,989	330

Increase in net interest income	$3,875	$1,605	$2,270

For the nine months ended September 30, 2005, total interest income increased approximately $6.2 million or 27.7% as compared to the nine months ended September 30, 2004. Earning asset volumes increased primarily in loans and investment securities, with smaller volume increased experienced in federal funds sold.

For the nine months ended September 30, 2005, total interest expense increased approximately $2.3 million or 50.1% as compared to the nine-month period ended September 30, 2004. Between those two periods, average interest-bearing liabilities increased by $41.7 million, and the average rate paid on those liabilities increased by 58 basis points.

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management’s periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the nine months ending September 30, 2005, the provision to the allowance for credit losses amounted to $890,000 as compared to $889,000 for the nine months ended September 30, 2004. The amount provided to the allowance for credit losses during the first nine months brought the allowance to 1.97% of net outstanding loan balances at September 30, 2005, as compared to 1.82% of net outstanding loan balances at December 31, 2004, and 1.85% at September 30, 2004.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004:

(In thousands)	2005	2004	Amount of Change	Percent Change

Customer service fees	$3,368	$3,186	$182	5.71%
Gain (loss) on sale of securities	0	35	(35)	-100.00%
Gain on sale of OREO	317	29	288	993.10%
Shared appreciation income	112	0	112	—
Other	742	296	446	150.68%

Total noninterest income	$4,539	$3,546	$993	28.00%

Noninterest income for the nine months ended September 30, 2005 increased $993,000 when compared to the same period last year. Customer service fees increased $182,000 between the two nine-month periods presented, which is attributable, in part, to modest increases in overdraft fees and ATM income. Other income increased $446,000 between the two periods primarily as the result of increased earnings on the cash surrender value of the Company’s key-man and officer supplemental life insurance policies, as well as additional rental income on the rented portion of a new administrative headquarters building in downtown Fresno.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004:

Table 4. Changes in Noninterest Expense

(In thousands)	2005	2004	Amount of Change	Percent Change

Salaries and employee benefits	$5,916	$4,914	$1,002	20.39%
Occupancy expense	1,763	1,586	177	11.16%
Data processing	479	474	5	1.05%
Professional fees	744	619	125	20.19%
Directors fees	157	141	16	11.35%
Amortization of intangibles	403	337	66	19.58%
Correspondent bank service charges	272	238	34	14.29%
Writedown of Investment	662	0	662	—
Writedown of OREO	0	35	(35)	-100.00%
Loss on California tax credit partnership	342	295	47	15.93%
Other	1,856	1,837	19	1.03%

Total expense	$12,594	$10,476	$2,118	20.22%

Increases in noninterest expense between the nine months ended September 30, 2005 and 2004 are associated primarily with normal, anticipated growth of the Company, as well as additional costs associated with the two new Kern County branches acquired in the Taft merger, and the new downtown Convention Center branch, all three of which were added during the second quarter of 2004. Increases in professional fees between the two periods are the result of increased legal costs for impaired loans, as well as increased audit fees. The $662,000 writedown of investment was related to the Company’s investment in Title Company, which was written down during the second quarter of 2005 (see Note 6 to the Company’s Consolidated Financial Statements).

Income Taxes

On December 31, 2003 the California Franchise Tax Board (FTB) announced certain tax transactions related to real estate investment trusts (REITs) and regulated investment companies (RICs) will be disallowed pursuant to Senate Bill 614 and Assembly Bill 1601, which were signed into law in the 4th quarter of 2003.  As a result, the Company reversed related net state tax benefits recorded in the first three quarters of 2003 and took no such benefit in the 4th quarter. The Company continues to review the information available from the FTB and its financial advisors and believes that the Company’s position has merit.  The Company will pursue its tax claims and defend its use of these entities and transactions.  At this time, the Company cannot predict the ultimate outcome. If the FTB were to prevail against the Company in its defense of tax benefits taken during 2002, the negative effect to net income would be approximately $624,000, excluding any possible penalties and interest.

During the first quarter of 2005, the FTB notified the Company of its intent to audit the REIT for the tax years ended December 2001 and 2002. The Company has retained legal counsel to represent it in the tax audit. The tax audit is currently ongoing, and counsel has provided the FTB with documentation supporting the Company’s position. The Company cannot reasonably determine at this time what the ultimate outcome of the audit will be.  The outcome of the audit will not end the administrative processing of the REIT issue because the Company will continue to assert its administrative protest and appeal rights pending the outcome of litigation by another taxpayer presently in process on the REIT issue.

Financial Condition

Total assets increased to $629.0 million at September 30, 2005, from the balance of $611.7 million at December 31, 2004, and increased from the balance of $583.3 million at September 30, 2004. Total deposits of $549.4 million at September 30, 2005 increased $12.7 million or 2.4% from the balance reported at December 31, 2004, and increased $38.8 million or 7.6% from the balance of $510.6 million reported at September 30, 2004. Between December 31, 2004 and September 30, 2005, loans declined $11.2 million while net securities and other short-term investments increased $19.8 million.

Earning assets averaged approximately $552.0 million during the nine months ended September 30, 2005, as compared to $487.4 million for the same nine-month period of 2004. Average interest-bearing liabilities increased to $420.4 million for the nine months ended September 30, 2005, as compared to $378.7 million for the comparative nine-month period of 2004.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $387.5 million at September 30, 2005, a decrease of $11.2 million or 2.8% when compared to the balance of $398.7 million at December 31, 2004, and an increase of $345,000 or 0.1% when compared to the balance of $387.2 million reported at September 30, 2004.  Loans on average increased 9.1% between the nine-month periods ended September 30, 2004 and September 30, 2005, with loans averaging $404.3 million for the nine months ended September 30, 2005, as compared to $370.5 million for the same nine-month period of 2004.

During the first nine months of 2005, decreases were experienced primarily in commercial and industrial loans as the Company experienced maturities of a number of large borrowing relationships during the third quarter. During the nine months ended September 30, 2005, increases were experienced primarily in real estate construction, and agricultural loans, with moderate increases in installment loans. The following table sets forth the amounts of loans outstanding by category at September 30, 2005 and December 31, 2004, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	September 30, 2005		December 31, 2004

(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change

Commercial and industrial	$99,043	25.6%	$123,720	31.0%	$(24,677)	-19.95%
Real estate – mortgage	79,296	20.5%	88,187	22.1%	(8,891)	-10.08%
Real estate – construction	149,710	38.5%	137,523	34.5%	12,187	8.86%
Agricultural	31,282	8.1%	23,416	5.9%	7,866	33.59%
Installment/other	15,979	4.1%	13,257	3.3%	2,722	20.54%
Lease financing	12,217	3.2%	12,581	3.2%	(364)	-2.89%

Total Gross Loans	$387,527	100.0%	$398,684	100.0%	$(11,157)	-2.80%

The overall average yield on the loan portfolio was 8.05% for the nine months ended September 30, 2005 as compared to 6.99% for the nine months ended September 30, 2004, and increased between the two periods as the result of an increase in market rates of interest which positively impacted loan yields, combined with increased volume between the two nine-month periods. At September 30, 2005, 60.1% of the Company’s loan portfolio consisted of floating rate instruments, as compared to 67.4% of the portfolio at December 31, 2004, with the majority of those tied to the prime rate.

Deposits

Total deposits increased during the period to a balance of $549.4 million at September 30, 2005 representing an increase of $12.7 million or 2.4% from the balance of $536.7 million reported at December 31, 2004, and an increase of $38.8 million or 7.6% from the balance reported at September 30, 2004. During the first nine months of 2005, increases were experienced in all deposit categories except time deposits, which actually declined slightly during the period. The decline in time deposits of $100,000 and over during 2005, is primarily the result a reduction of $18.0 million in brokered deposits that matured during September 2005 and were not renewed as part of the Company’s asset/liability and liquidity strategy.

The following table sets forth the amounts of deposits outstanding by category at September 30, 2005 and December 31, 2004, and the net change between the two periods presented.

Table 6. Deposits

(In thousands)	September 30, 2005	December 31, 2004	Net Change	Percentage Change

Noninterest bearing deposits	$144,429	$129,970	$14,459	11.12%
Interest bearing deposits:
NOW and money market accounts	182,108	173,943	8,165	4.69%
Savings accounts	38,603	32,775	5,828	17.78%
Time deposits:
Under $100,000	54,458	61,626	(7,168)	-11.63%
$100,000 and over	129,785	138,358	(8,573)	-6.20%

Total interest bearing deposits	404,954	406,702	(1,748)	-0.43%

Total deposits	$549,383	$536,672	$12,711	2.37%

The Company’s deposit base consists of two major components represented by noninterest-bearing  (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits decreased $1.7 million or -0.4% between December 31, 2004 and September 30, 2005, while noninterest-bearing deposits increased $14.5 million or 11.1% between the same two periods presented. Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company’s principal sources of funding and liquidity. These core deposits amounted to 76.0% and 73.7% of the total deposit portfolio at September 30, 2005 and December 31, 2004, respectively.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $73.6 million or 15.7% in total deposits between the nine-month periods ended September 30, 2004 and September 30, 2005. Between these two periods, average interest-bearing deposits increased $40.8 million or 11.3%, while total noninterest-bearing checking increased $32.8 million or 30.5% on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized and uncollateralized lines of credit aggregating $249.4 million, as well as FHLB lines of credit totaling $12.8 million at September 30, 2005. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At September 30, 2005, the Company had no advances on the available lines of credit. The Company had collateralized and uncollateralized lines of credit aggregating $169.1 million, as well as FHLB lines of credit totaling $26.7 million at December 31, 2004.

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

The Company’s methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include:

- the formula allowance,
- specific allowances for problem graded loans (“classified loans”)
- and the unallocated allowance

In addition, the allowance analysis also incorporates the results of measuring impaired loans as provided in:

- Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and
- SFAS 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.”

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. During the first nine months of 2005, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

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

At September 30, 2005 and 2004, the Company’s recorded investment in loans for which impairment has been recognized totaled $14.1 million and $14.5 million, respectively. Included in total impaired loans at September 30, 2005, are $12.1 million of impaired loans for which the related specific allowance is $3.4 million, as well as $2.0 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at September 30, 2004 included $10.9 million of impaired loans for which the related specific allowance is $3.1 million, as well as $3.6 million of impaired loans that, as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $16.7 million during the first nine months of 2005 and $16.1 million during the first nine months of 2004. In most cases, the Bank uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the nine months ended September 30, 2005 and 2004, and year ended December 31, 2004, the Company recognized no income on such loans.

The Company focuses on competition and other economic conditions within its market area, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. With interest rates rising significantly since July 2004, the Federal Reserve perceives economic growth as strong. Both business and consumer spending have improved during the past 18 months, with GDP currently ranging between 3.5% and 4.0%. It is difficult to determine how long the Federal Reserve will continue to adjust interest rates in an effort to control the economy, however with the 125 basis point increase in the prime rate during the second half of 2004, and an additional 150 basis point increase during the first nine months of 2005, further increases are anticipated during the remainder of 2005. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. The local market has improved economically during the past several years while the rest of the state and the nation has experienced slowed economic growth. The local area residential housing markets continue to be very strong, which should bode well for sustained growth in the Company’s market areas of Fresno and Madera, and Kern Counties. Local unemployment rates remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates have improved during 2005. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state, although this growth may begin to slow as the Federal Reserve raises interest rates to control what it perceives as an accelerating economy. Management recognizes increased risk of loss due to the Company’s exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company’s allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity (unaudited)

(In thousands)	September 30, 2005	September 30, 2004

Total loans outstanding at end of period before deducting allowances for credit losses	$386,668	$386,142

Average net loans outstanding during period	404,286	370,508

Balance of allowance at beginning of period	7,251	6,081
Loans charged off:
Real estate	0	0
Commercial and industrial	(221)	(10)
Lease financing	(302)	(412)
Installment and other	(67)	(54)

Total loans charged off	(590)	(476)
Recoveries of loans previously charged off:
Real estate	0	0
Commercial and industrial	45	59
Lease financing	3	25
Installment and other	39	14

Total loan recoveries	87	98

Net loans charged off	(503)	(378)
Provision charged to operating expense	890	889
Reclassification of off-balance sheet reserve	(15)	(436)
Reserve acquired in business combination	0	986

Balance of allowance for credit losses at end of period	$7,623	$7,142

Net loan charge-offs to total average loans (annualized)	0.17%	0.14%
Net loan charge-offs to loans at end of period (annualized)	0.17%	0.13%
Allowance for credit losses to total loans at end of period	1.97%	1.85%
Net loan charge-offs to allowance for credit losses (annualized)	8.82%	7.07%
Net loan charge-offs to provision for credit losses (annualized)	56.52%	42.52%

At September 30, 2005 and 2004, $522,000 and 436,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities. Management believes that the 1.97% credit loss allowance at September 30, 2005 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company’s service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets

(In thousands)	September 30, 2005	December 31, 2004

Nonaccrual Loans (1)	$15,249	$16,682
Restructured Loans	0	0

Total nonperforming loans	15,249	16,682
Other real estate owned	4,356	1,615

Total nonperforming assets	$19,605	$18,297

Loans past due 90 days or more, still accruing	$0	$375

Nonperforming loans to total gross loans	3.93%	4.18%

Nonperforming assets to total gross loans	5.06%	4.59%

(1)	Included in nonaccrual loans at September 30, 2005 are restructured loans totaling $5.2 million.

Four lending relationships make up nearly $13.1 million of the $15.2 million in nonperforming loans reported at September 30, 2005. All four relationships are considered impaired under FAS 114. In addition, $6.2 million or 40.6% of total nonperforming loans are secured by real estate.

The Company purchased a portfolio of lease financing loans totaling $5.5 million that has been nonperforming since June of 2002 (see “Asset Quality and Allowance for Credit Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2004 Annual Report on Form 10-K). The impaired lease portfolio is on non-accrual status and has a specific allowance of $2.4 million allocated to it at September 30, 2005, and $2.1 million at December 31, 2004.  The specific allowance was determined based on an estimate of expected future cash flows. The guarantor of those leases has entered court proceedings to discharge their guarantee based on the fact that many of the underlying leases were fraudulent.  The Company, based upon advice from its counsel, does not believe it is probable the guarantors’ fraud defense will prevail and intends to vigorously pursue the guarantee.  The Company believes the specific allowance as determined under SFAS No. 114 is adequate to provide for uncertainties of the matter.

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

The Company believes that under generally accepted accounting principles, a total loss of principal is not probable and the specific allowance of $2.4 million calculated for the impaired lease portfolio at September 30, 2005 under SFAS No. 114 is in accordance with GAAP.  At this time it is uncertain how much the Company will collect; however, management believes the Company will collect part, if not all, of the amounts due.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at September 30, 2005 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 60.1% of the Company’s loan portfolio at September 30, 2005.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company’s liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company’s highest yielding asset. At September 30, 2005, the Bank had 60.3% of total assets in the loan portfolio and a loan to deposit ratio of 70.4%. Liquid assets at September 30, 2005 include cash and cash equivalents totaling $80.2 million as compared to $56.4 million at December 31, 2004. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $262.2 million at September 30, 2005.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During the nine months ended September 30, 2005, dividends paid by the Bank to the parent company totaled $3.5 million dollars.

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

The following table sets forth the Company’s and the Bank’s actual capital positions at September 30, 2005 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank

	Actual Capital Ratios	Actual Capital Ratios	Minimum Capital Ratios

Total risk-based capital ratio	14.21%	13.88%	10.00%
Tier 1 capital to risk-weighted assets	13.03%	12.69%	6.00%
Leverage ratio	10.62%	10.31%	5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at September 30, 2005. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first nine months of 2005, the Company has received $3.5 million in cash dividends from the Bank, from which the Company paid $3.0 million in dividends to shareholders.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At September 30, 2005 the Bank’s qualifying balance with the Federal Reserve was approximately $13.7 million, consisting of vault cash and balances held with the Federal Reserve.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of September 30, 2005 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on a spread from the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge has a remaining notional value of $17.9 million and duration of approximately 2.1 years. As of September 30, 2005, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 3.25 years. As of September 30, 2005, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $534,000 (net of tax benefit of $291,000). During the nine months ended September 30, 2005, $152,000 was reclassified from other accumulated comprehensive income into expense, and is reflected as an adjustment to interest income.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at September 30, 2005, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company’s market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at September 30, 2005 and December 31, 2004 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	September 30, 2005			December 31, 2004

Change in Rates	Estimated MV of Equity	Change in MV of Equity $	Change in MV of Equity $	Estimated MV of Equity	Change in MV of Equity $	Change in MV of Equity %

+ 200 BP	$71,287	$748	1.06%	$59,707	$(1,405)	-2.30%
+ 100 BP	70,496	(43)	-0.06%	60,775	(337)	-0.55%
0 BP	70,539	0	0.00%	61,112	0	0.00%
- 100 BP	66,428	(4,111)	-5.83%	60,216	(896)	-1.47%
- 200 BP	62,224	(8,315)	-11.79%	58,338	(2,774)	-4.54%

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

(b)  Changes in Internal Controls over Financial Reporting: During the quarter ended September 30, 2005, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls over financial reporting or other factors that could significantly affect these controls.

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

PART II. OTHER INFORMATION

Item 1. Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by Affiliates and Associated Purchasers

Period	Total Number Of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

07/01/05 to 07/31/05	0	$0	0	182,236
08/01/05 to 08/31/05	0	$0	0	182,236
09/01/05 to 09/30/05	0	$0	0	182,236

Total third quarter 2005	0	$0	0

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

United Security Bancshares

Date: November 8, 2005	/S/ Dennis R. Woods

Dennis R. Woods
Chairman of the Board and President

/S/ Kenneth L. Donahue

Kenneth L. Donahue
Senior Vice President and Chief Financial Officer