Form 10-K
period 2005-12-31
UNITED SECURITY BANCSHARES
filed 2006-03-15
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____ TO _____.

Commission file number: 000-32987

UNITED SECURITY BANCSHARES

(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1525 East Shaw Ave., Fresno, California	93710

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (559) 248-4943

Securities registered pursuant to Section 12(b) of the Act:	NONE
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No   ☒

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No   ☒

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter - June 30, 2005:  $107,239,815

Shares outstanding as of February 28, 2006:  5,686,517

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement for the 2006 Meeting of Shareholders is incorporated by reference into Part III.	Part III, Items 10, 11, 12, 13 and 14

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

Item 1  Business

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

Effective April 23, 2004, the Company completed a merger with Taft National Bank headquartered in Taft, California. Taft National Bank (“Taft”) was merged into United Security Bank and Taft’s two branches operate as branches of United Security Bank. The total consideration paid to Taft shareholders was 241,447 shares of the Company’s Common Stock valued at just over $6 million. In the merger, the Company acquired $15.4 million in cash and short-term investments, $23.3 million in loans, and $48.2 million in deposits. This transaction was accounted for using the purchase method of accounting, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Taft based on the fair value of those assets and liabilities. The consolidated statement of income for the year ended December 31, 2004 includes the operations of Taft from the date of the acquisition to December 31, 2004.

At December 31, 2005, the Company operated ten full-service bank branches and one construction lending office; with seven branches in Fresno County, two branches in Kern County, and one branch in Madera County. The Bank operates three branches (including its main office) and one construction lending office in Fresno and one branch each, in Oakhurst, Caruthers, San Joaquin, Firebaugh, Coalinga, Bakersfield, and Taft. In addition, the Company and Bank have administrative headquarters at 1525 East Shaw Avenue, Fresno, California, 93710.

At December 31, 2005, the consolidated Company had approximately $628.9 million in total assets, $409.4 million in net loans, $546.5 million in deposits, and $59.0 million in shareholders’ equity.

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

The Bank also engages in a full complement of lending activities, including real estate mortgage, commercial and industrial, real estate construction, as well as agricultural, lease financing, and consumer loans, with particular emphasis on short and medium-term obligations. The Bank’s loan portfolio is not concentrated in any one industry, although approximately 74% of the Bank’s loans are secured by real estate. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2005, the Bank had loans (net of unearned fees) outstanding of $417.2 million, which represented approximately 76 % of the Bank’s total deposits and approximately 66 % of its total assets.

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

In the normal course of business, the Bank makes various loan commitments and incurs certain contingent liabilities. At December 31, 2005 and 2004, loan commitments and letters of credit of the Bank aggregated $197.8 million and $183.0 million, respectively. Of the $197.8 million in loan commitments outstanding at December 31, 2005, $172.1 million or 89 % were for loans with maturities of one year or less. Due to the nature of the business of the Bank’s customers, there are no seasonal patterns or absolute predictability to the utilization of unused loan commitments; therefore the Bank is unable to forecast the extent to which these commitments will be exercised within the current year. The Bank does not believe that any such utilization will constitute a material liquidity demand.

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

The Company’s primary market area is located in Fresno, Madera, and Kern Counties, in which approximately 32 FDIC-insured financial institutions compete for business. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2005, which is the most current information available.

	Rank	Share

Fresno County	7th	5.32%
Madera County	8th	4.46%
Kern County	15th	1.07%
Total of Fresno, Madera, Kern Counties	7th	3.92%

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

Recent Legislation and Other Changes

The Federal Reserve Board in November 2005 approved amendments to Regulation CC that define “remotely created checks” and create transfer and presentment warranties that shift liability for an unauthorized remotely created check to the institution where it is first deposited.  In place of a signature, a remotely created check generally bears a statement that the customer authorized the check or bears the customer’s printed or typed name, such as when a debtor authorizes a credit card company to create a remotely created check by telephone so that the debtor may pay a credit card bill in a timely manner.  Since the remotely created checks are vulnerable to fraud Regulation CC creates transfer and presentment warranties under which any bank that transfers or presents a remotely created check would warrant that the check is authorized by the person on whose account the check is drawn.  The warranties would apply only to banks and would ultimately shift liability for losses attributable to an unauthorized remotely created check to the depositary bank.  These amendments would not affect the rights of checking account customers, as they are not liable for unauthorized checks drawn on their accounts.  The amendments to Regulation CC become effective on July 1, 2006

On August 2, 2005, the OCC, FDIC, and the Board of Governors of the Federal Reserve System adopted a final rule to revise their Community Reinvestment Act (CRA) regulations.  The effective date of the final rule is September 1, 2005.  Major points of the final rule include:

•

increasing the asset-size threshold for a “small bank” to $1 billion.  Small banks are not subject to certain data collection and reporting requirements and are eligible for evaluation under the small bank lending test.

•

creating a new category of “intermediate small banks” for purposes of evaluation under the CRA.  Intermediate small banks are those with at least $250 million but less than $1 billion in assets.  The overall CRA rating for an intermediate small bank will be based both on the rating from the small bank lending test and the rating from a new community development test..

•	Revising the definition of “community development” to increase the number and kinds of rural tracts in which bank activities are eligible for community development consideration.

•	Revising the regulation to address the impact on a bank’s CRA rating of evidence of discrimination or other illegal credit practices.

In May 2005, the FRB adopted a final rule to amend Regulation DD and the related official staff interpretations, to improve the uniformity and adequacy of information to consumers about certain services provided by banks to their deposit customers.  These services are commonly referred to as “bounced-check protection” or “courtesy overdraft protection” services (overdraft services).  These amendments become effective on July 1, 2006.  These amendments require banks to disclose information about overdraft fees on periodic statements and account-opening disclosures, and to include certain disclosures in advertisements for overdraft services.  Regulation DD generally requires that banks disclose the amount of any fee that may be imposed in connection with the account and the conditions under which a fee may be imposed.  The final rule amends the official staff interpretations to state that, in satisfying this requirement with respect to fees for overdraft services, a bank must specify the categories of transactions for which an overdraft fee may be imposed.

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

Employees

At December 31, 2005, the Company employed 131 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

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

Item 1A. Risk Factors

There are risk factors that may affect the Company’s business and impact the results of operations, some of which are beyond the control of the Company.

The Company’s financial performance is subject to interest rate risk.

The Company’s operations are greatly influenced by general economic conditions and by related monetary and fiscal policies of the federal government. Deposit flows and the funding costs are influenced by interest rates of competing investments and general market rates of interest.  Lending activities are affected by the demand for loans, which in turn is affected by the interest rates at which such financing may be offered and by other factors affecting the availability of funds.

The Company’s operations are substantially dependent on net interest income, which is the difference between the interest income received from interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities.  To reduce the Company’s exposure to interest rate fluctuations, management seeks to manage the balances of interest sensitive assets and liabilities, and maintain appropriate maturity and repricing parameters for these assets and liabilities.  A mismatch between the amount of rate sensitive assets and rate sensitive liabilities in any time period my expose the Company to interest rate risk. Generally, if rate sensitive assets exceed rate sensitive liabilities, the net interest margin will be positively impacted during a rising rate environment and negatively impacted during a declining rate environment.  When rate sensitive liabilities exceed rate sensitive assets, the net interest margin will generally be positively impacted during a declining rate environment and negatively impacted during a rising rate environment.

Increases in the level of interest rates may reduce the overall level of loans originated by the Company, and, thus, the amount of loan and commitment fees earned, as well as the market value of investment securities and other interest-earning assets.  Moreover, fluctuations in interest rates may also result in disintermediation, which is the flow of funds away from depository institutions into direct investments, such as corporate securities and other investment vehicles which, because of the absence of federal deposit insurance, generally pay higher rates of return than depository institutions.

The deterioration of local economic conditions in the Company’s market area could hurt profitability.

The Company’s operations are located primarily in Fresno, Madera, and Kern Counties and are concentrated in Fresno County and surrounding areas.  As a result of this geographic concentration, the Company’s financial results depend largely upon economic conditions in these areas.  The local economy in the Company’s market areas rely heavily on agriculture, real estate, professional and business services, manufacturing, trade and tourism. A significant economic downturn such as that experienced after the September 11, 2001 tragedy in any or all of these industries could result in a decline in the local economy in general, which could in turn negatively impact the Company’s operations and financial condition. Poor economic conditions could cause the Company to incur losses associated with higher default rates and decreased collateral values in the loan portfolio.

Concentrations in commercial and industrial loans, real estate-secured commercial loans, and real estate construction loans, may expose the Company to increased lending risks, especially in the event of a recession.

The Company has significant concentrations in commercial real estate and real estate construction loans.  As of December 31, 2005, 10.4%, and 38.9% of the Company’s loan portfolio was concentrated in these two categories, respectively. In addition, the Company has many commercial loans to businesses in the construction and real estate industry.  There has been a relatively rapid increase in real estate values in the Company’s market area in recent years, and the occurrence of a real estate recession affecting these market areas would likely reduce the security for many of the Company’s loans and adversely affect the ability of many of borrowers to repay loan balances due the Company.  Therefore, the Company’s financial condition may be adversely affected by a decline in the value of the real estate securing the Company’s loans.

The Company faces strong competition which may adversely affect its operating results.

In recent years, competition for bank customers, the source of deposits and loans for the Company, has greatly intensified. This competition includes:

•	larger regional and national banks in many of the communities the Company serves;

•	finance companies, investment banking and brokerage firms, and insurance companies that offer bank-like products;

•	credit unions, which can offer highly competitive rates on loans and deposits because they receive tax advantages not available to commercial banks; and

•	technology-based financial institutions including large national and super-regional banks offering on-line deposit, bill payment, and mortgage loan application services.

Some of the financial services organizations with which the Company competes are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured financial institutions.  As a result, these nonbank competitors have certain advantages over the Company in accessing funding and in providing various banking-related services.

By virtue of their larger capital position, regional and national banks have substantially larger lending limits than the Company, and can provide certain services to their customers which the Company is not able to offer directly, such as trust and international services.  Many of these larger banks also operate with greater economies of scale which result in lower operating costs than the Company on a per-unit basis.

Other existing single or multi-branch community banks, or new community bank start-ups, have marketing strategies similar to United Security Bancshares. These other community banks can open new branches in the communities the Company serves and compete directly for customers who want the high level of service community banks offer. Other community banks also compete for the same management personnel and the same potential acquisition and merger candidates.  Ultimately, competition can drive down the Company’s interest margins and reduce profitability, as well as make it more difficult for the Company to achieve its growth objectives.

The Company’s growth and expansion strategy may not prove to be successful and as a result, its market value and profitability may suffer.

The Company plans to grow operations within its market area and expand into new market areas when it makes strategic business sense, however the Company’s capacity to manage any such growth will depend primarily on the ability to attract and retain qualified personnel, monitor operations, maintain earnings and control costs. The Company expects to continue to grow its assets and deposits, the products and services which it offers and the scale of its operations. The Company’s ability to manage growth successfully will depend on the ability to maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms.  If the Company grows too quickly and is not able to control costs and maintain asset quality, this rapid growth could materially adversely affect the financial performance of the Company. The future successful growth of the Company will depend on the ability of its officers and other key employees to continue to implement and improve operational, credit, financial, management and other internal risk controls and processes, reporting systems and procedures, and to manage a growing number of customer relationships. The Company may not successfully implement improvements to management information and control systems, and control procedures and processes, in an efficient or timely manner and may discover deficiencies in existing systems and controls.  In particular, the Company’s controls and procedures must be able to accommodate an increase in expected loan volume and the infrastructure that comes with growth. Thus, the Company’s growth strategy may divert management from existing businesses and may require the Company to incur additional expenditures to expand its administrative and operational infrastructure. If the Company is unable to manage future expansion in its operations, it may experience compliance and operational problems, need to slow the pace of growth, or need to incur additional expenditures beyond current projections to support such growth, any one of which could adversely affect the Company’s business.

The loss of any of the Company’s executive officers or key personnel could be damaging to the business.

The Company depends upon the skills and reputations of its executive officers and key employees for its future success.  The loss of any of these key persons or the inability to attract and retain other key personnel could adversely affect the Company’s business operations.

The Company could experience loan losses which exceed the overall allowance for loan losses.

The risk of credit losses on loans and leases varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower, and, in the case of collateralized loans, the value and marketability of the collateral.  The Company maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and determinations about the ultimate collectibility of the loan portfolio and provides an allowance for losses based upon a percentage of the outstanding balances and for specific loans where their collectibility is considered to be questionable.

As of December 31, 2005, the Company’s allowance for loan losses was approximately $7.7 million representing 1.86% of gross outstanding loans. Although management believes that the allowance is adequate, there can be no assurance that it will be sufficient to cover future loan losses. Although the Company uses the best information available to make determinations with respect to adequacy of the allowance for loan losses, future adjustments may be necessary if economic conditions change substantially from the assumptions used or if negative developments occur with respect to non-performing or performing loans. If management’s assumptions or conclusions prove to be incorrect and the allowance for loan losses is not adequate to absorb future losses, or if Company’s regulatory agencies require an increase in the allowance for loan losses, the Company’s earnings, and potentially its capital, could be significantly and adversely impacted.

The regulatory environment under which the Company operates may have an adverse impact on the banking industry.

 The Company is subject to extensive regulatory supervision and oversight from both federal and state authorities. Regulatory oversight of the Company is provided by the Federal Reserve Bank (FRB) and the California Department of Financial Institutions (DFI). Future legislation and government may adversely impact the Company and the commercial banking industry in general. Future regulatory changes may also alter the structure and competitive relationship among financial institutions.

The Company may be exposed to compliance risk resulting from violations or nonconformity with laws, rules, regulations, internal policies and procedures, or ethical standards set forth by regulatory authorities. The Company may also be subject to compliance risk in situations where laws or rules governing certain products or activities of the Company’s customers may be uncertain or untested. Compliance risk exposes the Company to fines, civil money penalties, payment of damages, and the potential voiding of contracts. Compliance risk can result in diminished reputation, reduced franchise value, limited business opportunities, and reduced growth potential.

If the Company lost a significant portion of its low-cost core deposits, it would negatively impact profitability.

The Company’s profitability depends in part on its success in attracting and retaining a stable base of low-cost deposits. As of December 31, 2005, noninterest-bearing checking accounts comprised 28.0% of the Company’s deposit base, and interest-bearing checking and money market accounts comprised an additional 9.2% and 23.0%, respectively. The Company considers these deposits to be core deposits. If the Company lost a significant portion of these low-cost deposits, it would negatively impact its profitability and long-term growth objectives. While Management generally does not believe these deposits are sensitive to interest-rate fluctuations, the competition for these deposits in the Company’s market area is strong and if the Company were to loose a significant portion of these low-cost deposits, it would negatively affect business operations.

Item 1B. - Unresolved Staff Comments

The Company had no unresolved staff comments at December 31, 2005.

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

The Company leases the banking premises of approximately 6,450 square feet for its second of three Fresno branches at 7088 N. First Ave, Fresno, California., under a lease which commenced August 2005 for a term of ten years expiring in July 2015. The branch was previously located at 1041 E. Shaw Avenue, Fresno, California, under a lease extension expiring February 28, 2005. The lease was renewed until August 2005. The new location currently provides space for the relocated branch as well as the Real Estate Construction Department and the Indirect Consumer Lending Department.

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

The Company owns the Caruthers bank branch located at 13356 South Henderson, Caruthers, California, which consists of approximately 5,000 square feet of floor space. The branch was purchased during May 2005 for $425,000, at which time the operating lease under which the Company had been occupying the premises was canceled. The branch was originally acquired from Wells Fargo Bank in February 1997 under a lease, which expired January 19, 2006 with extensions to January 19, 2021.

The Company owns the San Joaquin branch facilities located at 21574 Manning Avenue, San Joaquin, California. The new bank branch is approximately 2,500 square feet.

The Company owns the Firebaugh bank branch located at 1067 O Street, Firebaugh, California, which was purchased from Bank of America during October 1997. The premises are comprised of approximately 4,666 square feet of office space situated on land totaling approximately one-third of an acre.

The Company owns the Coalinga bank branch located at 145 East Durian, Coalinga, California, which was also purchased from Bank of America during October 1997. The office building has a total of 6,184 square feet of interior floor space situated on approximately 0.45 acres of land.

The Company leases the Convention Center branch located at 855 “M” Street, Suite 130, Fresno, California. Total space leased is approximately 4,520 square feet, and was occupied during March 2004. The fifteen-year lease expires in March 2019. There are no extension provisions.

The Company owns the Taft branch office premises located at 523 Cascade Place, Taft, California. The branch facilities consist of approximately 9,200 square feet of office space. The Taft premises were previously leased and were purchased during July 2005 at a cost of $1.0 million. The Taft branch facilities were acquired during April 2004 as the result of the merger with Taft National Bank, under a lease agreement expiring in November 2007.

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

The Company owns property at 2126 Inyo Street, Fresno, California, which it is currently developing to be its new administrative headquarters. The facility consists of approximately 21,400 square feet. A portion of the premises will be subleased to a third-party under a lease term of approximately seven years. It is anticipated that the Company will occupy the premises during the second half of 2006.

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

No matters were submitted to a vote of shareholders during the fourth quarter of 2005.

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

The following table sets forth the high and low closing sales prices by quarter for the Company’s common stock, for the years ended December 31, 2005 and 2004.

	Closing Prices		Volume

Quarter	High	Low

4th Quarter 2005	$32.70	$27.96	124,300
3rd Quarter 2005	$28.98	$25.60	145,400
2nd Quarter 2005	$26.50	$22.99	200,800
1st Quarter 2005	$25.49	$23.03	158,600

4th Quarter 2004	$25.75	$21.89	260,200
3rd Quarter 2004	$23.44	$20.25	225,400
2nd Quarter 2004	$26.05	$20.69	634,900
1st Quarter 2004	$28.50	$23.61	257,700

At January 31, 2006, there were approximately 710 record holders of common stock of the Company. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

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

The Company paid cash dividends to shareholders of $0.16 per share on January 19, 2005, and $0.18 per share on April 20, 2005, July 20, 2005 and October 19, 2005. During the previous year, the Company paid cash dividends to shareholders of $0.145 per share on January 21, 2004, and $0.16 per share on April 21, 2004, July 21, 2004 and October 20, 2004.

The amount and payment of dividends by the Company to shareholders are set by the Company’s Board of Directors with numerous factors involved including the Company’s earnings, financial condition and the need for capital for expanded growth and general economic conditions. No assurance can be given that cash or stock dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as for December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	121,000	$18.31	215,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	121,000	$18.31	215,000

A complete description of the above plans is included in Note 10 of the Company’s Financial Statements in Item 8 of this Annual Report on Form 10K, and is hereby incorporated by reference.

Purchases of Equity Securities by Affiliates and Associated Purchasers

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

10/01/05 to 10/31/05	0	N/A	0	182,236
11/01/05 to 11/30/05	0	N/A	0	182,236
12/22/05	7,037	$32.32	7,037	175,199

Total fourth quarter 2005	7,037	$32.32	7,037

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

Item 6 - Selected Financial Data

The following table sets forth certain selected financial data for the Bank for each of the years in the five-year periods ended December 31, 2005 and should be read in conjunction with the more detailed information and financial statements contained elsewhere herein (in thousands except per share data and ratios).

	December 31,

(in thousands except per share data and ratios)	2005	2004	2003	2002	2001

Summary of Year-to-Date Earnings :
Interest income and loan fees	$38,898	$30,874	$27,050	$28,716	$30,063
Interest expense	9,658	6,433	7,260	11,516	13,411

Net interest income	29,240	24,441	19,790	17,200	16,652
Provision for credit losses	1,140	1,145	1,713	1,963	1,733

Net interest income after Provision for credit losses	28,100	23,296	18,077	15,237	14,919
Noninterest income	6,280	4,742	6,148	5,368	4,277
Noninterest expense	16,982	14,667	11,855	10,860	9,818

Income before taxes on income	17,398	13,371	12,370	9,745	9,378
Taxes on income	6,390	4,966	4,664	2,912	3,185

Net Income	$11,008	$8,405	$7,706	$6,833	$6,193

Per Share Data:
Net Income – Basic	$1.94	$1.49	$1.41	$1.27	$1.14
Net Income – Diluted	$1.92	$1.48	$1.40	$1.25	$1.11
Average shares outstanding – Basic	5,684,924	5,630,256	5,459,926	5,400,751	5,443,734
Average shares outstanding - Diluted	5,726,576	5,667,243	5,511,670	5,487,038	5,563,855
Cash dividends paid	$0.70	$0.63	$0.57	$0.51	$0.45
Financial Position at Period-end :
Total assets	$628,859	$611,696	$506,588	$519,316	$450,928
Total net loans and leases	409,409	390,334	338,716	343,042	331,163
Total deposits	546,460	536,672	440,444	423,987	368,651
Total shareholders’ equity	59,014	53,236	45,036	40,561	36,059
Book value per share	$10.39	$9.37	$8.17	$7.50	$6.68
Selected Financial Ratios :
Return on average assets	1.76%	1.52%	1.51%	1.37%	1.55%
Return on average shareholders’ equity	19.46%	16.81%	17.80%	17.64%	17.25%
Average shareholders’ equity to average assets	9.02%	9.01%	8.48%	7.76%	9.00%
Allowance for credit losses as a percentage of total nonperforming loans	55.62%	42.51%	32.58%	36.00%	34.23%
Net charge-offs to average loans	0.15%	0.12%	0.34%	0.25%	0.35%
Allowance for credit losses as a percentage of period-end loans	1.86%	1.82%	1.76%	1.59%	1.33%
Dividend payout ratio	38.50%	43.16%	40.07%	40.94%	40.09%

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

Effective December 31, 2001, United Security Bank formed a subsidiary Real Estate Investment Trust (“REIT”) through which preferred stock was offered to private investors, to raise capital for the bank in accordance with the laws and regulations in effect at the time. The principal business purpose of the REIT was to provide an efficient and economical means to raise capital. The REIT also provided state tax benefits beginning in 2002. On December 31, 2003 the California Franchise Tax Board (FTB) announced certain tax transactions related to real estate investment trusts (REITs) and regulated investment companies (RICs) will be disallowed pursuant to Senate Bill 614 and Assembly Bill 1601, which were signed into law in the 4th quarter of 2003 (For further discussion see Income Taxes section of Results of Operations contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

The following table summarizes the year-to-date averages of the components of interest-bearing assets as a percentage of total interest bearing assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 12/31/05	YTD Average 12/31/04	YTD Average 12/31/03

Loans	72.50%	75.12%	75.39%
Investment securities	19.81%	18.58%	19.88%
Interest-bearing deposits in other banks	1.36%	1.57%	1.81%
Federal funds sold	6.33%	4.73%	2.92%

Total earning assets	100.00%	100.00%	100.00%
NOW accounts	12.14%	11.54%	8.25%
Money market accounts	28.63%	23.85%	20.08%
Savings accounts	8.45%	7.65%	6.34%
Time deposits	46.78%	52.77%	57.79%
Other borrowings	0.32%	0.22%	3.53%
Trust Preferred Securities	3.68%	3.97%	4.01%

Total interest-bearing liabilities	100.00%	100.00%	100.00%

The Company has modified its business plan over the past several years to better position itself for strategic growth in the future, while reducing potential risk levels. This is in response to the relative size and complexity of the Company, as well as economic and other market factors that may affect future operations and anticipated growth.

The Company has continued its business development efforts throughout its market area, and as a result, realized increases in both average loans and average deposits during 2005. On average, the Company experienced increases of $28.1 million in loans, and $63.7 million in deposits. Loan growth continues to be strong in real estate construction, while deposit growth was experienced in all categories except time deposits, which actually declined on average between 2004 and 2005.

With continued increases in market rates of interest experienced since July 2004, the Company has realized substantial increases in net interest margins throughout 2005, and anticipates continued increases through at least the first part of 2006. The Company’s net interest margin was 5.26% for the year ended December 31, 2005, as compared to 4.90% and 4.22% for the years ended December 31, 2004 and 2003, respectively. With approximately 58% of the loan portfolio in floating rate instruments, benefits of rising rates were realized almost immediately on loan yields during the later part of 2004 and throughout 2005. Deposit rates lagged during the third quarter of 2004, but deposit-pricing pressures increased during the fourth quarter of 2004 and continued through the first half of 2005, although deposit rates have stabilized to some degree since the third quarter of 2005. With additional rate increases expected during the first half of 2006, the Company anticipates strong net interest margins during most of 2006.

Noninterest income was enhanced during 2005 as the result of $325,000 in gains on OREO sales, sales which also helped reduce the Company’s level of nonperforming assets. Shared appreciation income totaled $393,000 for the year ended December 31, 2005 as compared to $8,000 for the previous year, and increased earnings on the cash surrender value of the Company’s key-man and officer supplemental life insurance policies boosted noninterest income by more than $126,000 during 2005. Gains on investment securities added an additional $163,000 to noninterest income, as the Company restructured the investment portfolio to improve the risk profile of the Company.

The Company has maintained a strong yet conservative balance sheet, with sound loan and deposit growth and minimal dependence on borrowings. While total assets have grown nearly $17.2 million between December 31, 2004 and December 31, 2005, the average loan portfolio has comprised a consistent 72% to 75% of overall earning assets. On average, core deposits, including NOW accounts, money market accounts, and savings accounts, continue to increase and comprise a greater percentage of total interest-bearing liabilities for the year ended December 31, 2005 as compared to the averages for the years ended December 31, 2004 and 2003. Time deposits continue to decline as a percentage of total average interest-bearing liabilities, and represent 46.8% of interest-bearing liabilities for the year ended December 31, 2005 as compared to 52.8% and 57.8% of interest-bearing liabilities for the years ended December 31, 2004 and 2003, respectively.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties. The San Joaquin Valley and other California markets continue to benefit from construction lending and commercial loan demand from small and medium size businesses. On average, loans have increased nearly $28.1 million between the year ended December 31, 2004 and the year ended December 31, 2005, and total loans at period-end have increased $19.2 million between December 31, 2004 and December 31, 2005. Growth continues in construction, agricultural, and installment loans with increases of $25.4 million, $1.5 million, and $1.7 million in those three categories, respectively, between December 31, 2004 and December 31, 2005. In the future, the Company will maintain an emphasis on its core lending strengths of commercial real estate and construction lending, as well as small business financing, while expanding opportunities in agricultural, installment, and other loan categories when possible.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Growth and increasing market share will be of primary importance during 2006 and beyond. The Company will continue to develop new business in its Convention Center Branch opened in Downtown Fresno during April 2004, as well in the two Kern County branches acquired during April 2004 as the result of the merger with Taft National Bank. During the third quarter of 2005, the Company relocated its East Shaw branch, as well as the Construction and Consumer Loans Departments, located in Fresno, to a new location in north Fresno, which will enhance its business presence in that rapidly growing area. During August 2005, the Company hired a Chief Banking Officer who will be responsible for business development efforts within the Company’s market area.  Market rates of interest will also be an important factor in the Company’s ongoing strategic planning process, as interest rates are expected to continue to rise into the foreseeable future.

The Company experienced an additional $702,000 in noninterest expense during 2005 as the result of a write-down on the Company’s investment in a title company, Diversified Holding Corporation (DHC). DHC experienced operating losses during 2004, but pursuant to an impairment analysis performed during January 2005 management concluded that there was no impairment of the Company’s equity investment in DHC as of December 31, 2004. Then, during the second quarter of 2005 additional information was obtained on the status of DHC’s operations. DHC continued to experience operating losses, and efforts to restructure, recapitalize, or sell the business had not been successful. The Company’s management assessed the anticipated cash-flows of DHC and the ultimate ability to collect the Company’s equity investment in DHC. At that time, management believed that it was reasonably possible that a loss would ultimately be incurred. Based upon management’s estimate of the most likely amount of the potential loss at that time, the Company recorded a write-down of its equity investment in DHC of approximately $662,000 during the second quarter of 2005, and an additional $40,000 during the fourth quarter of 2005. During December 2005, the Company sold approximately 65% of its investment in Diversified Holdings Corp (1,183,593 of 1,825,443 total shares) leaving a net carrying value of $271,000 at December 31, 2005. Based upon review of the investment at December 31, 2005, management believes the remaining carrying amount of the investment in DHC is fairly valued. (for additional information, see Note 19 to the Company’s consolidated financial statements included in this Annual Report on Form 10-K for December 31, 2005).

The Company will continue to evaluate its business plan as economic and market factors change in its market area. Growth and increased market share will be of primary importance during 2006 as the Company seeks additional opportunities within its market areas, particularly as a result of the recently acquired operations in Kern County.

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

If the loan portfolio were to increase by 10% proportionally throughout all loan classifications, the additional estimated provision to the allowance that would be required, based on the percentage allocations utilized at December 31, 2005, would be approximately $324,000 pretax ($191,000 net of tax). This includes an additional $27,000 ($16,000 net of tax) for criticized loans (those classified as special mention or worse and excluding those considered impaired under SFAS No. 114), and an additional $297,000 ($175,000 net of tax) for the remainder of the loan portfolio that is performing.

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

On December 31, 2003 the California Franchise Tax Board (FTB) announced certain tax transactions related to real estate investment trusts (REITs) and regulated investment companies (RICs) will be disallowed pursuant to Senate Bill 614 and Assembly Bill 1601, which were signed into law in the 4th quarter of 2003.  As a result, the Company reversed related net state tax benefits recorded in the first three quarters of 2003 and took no such benefit in the 4th quarter. The Company continues to review the information available from the FTB and its financial advisors and believes that the Company’s position has merit.  The Company will pursue its tax claims and defend its use of these entities and transactions.  At this time, the Company cannot predict the ultimate outcome. If the FTB were to prevail against the Company in its defense of tax benefits taken during 2002, the negative effect to net income would be approximately $755,000, excluding any possible penalties and interest.

During the first quarter of 2005, the FTB notified the Company of its intent to audit the REIT for the tax years ended December 2001 and 2002. The Company has retained legal counsel to represent it in the tax audit. The FTB concluded its audit during January 2006. At that time the FTB submitted a closing letter to the Company, which included proposed assessments related to the tax benefits taken for the REIT during 2002 (see further discussion see Note 9, Taxes on Income contained in Item 8 of this Form 10-K). The Company cannot reasonably determine at this time what the ultimate outcome of the audit will be.  The outcome of the audit will not end the administrative processing of the REIT issue because the Company will continue to assert its administrative protest and appeal rights pending the outcome of litigation by another taxpayer presently in process on the REIT issue.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and requires that such transactions be accounted for using a fair value-based method. The Company will adopt the requirements of SFAS No. 123R using the modified-prospective method during the first quarter of 2006. SFAS No. 123R will require the Company to recognize as compensation expense, the fair value of stock options granted to employees and Directors of the Company beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The estimated additional pretax compensation expense to be recognized during 2006 is approximately $103,000.

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

Results of Operations

For the year ended December 31, 2005, the Company reported net income of $11.0 million or $1.94 per share ($1.92 diluted) as compared to $8.4 million or $1.49 per share ($1.48 diluted) for the year ended December 31, 2004, and $7.7 million or $1.41 per share ($1.40 diluted) for the year ended December 31, 2003. Net income for 2005 increased  $2.6 million from the previous year as the result of increased volume in earning assets combined with an increase in market rates of interest throughout much of 2005.

The Company’s return on average assets was 1.76 % for the year ended December 31, 2005 as compared to 1.52 % and 1.51 % for the same twelve-month periods of 2004 and 2003, respectively. The Company’s return on average equity was 19.46% for the year ended December 31, 2005 as compared to 16.81 % and 17.80 % for the same twelve-month periods of 2004 and 2003, respectively.

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

Net interest income before provision for credit losses totaled $29.2 million for the year ended December 31, 2005 as compared to $24.4 million for the year ended December 31, 2004, and $19.8 million for the year ended December 31, 2003. This represents an increase of $4.8 million or 19.6 % between the years ended December 31, 2004 and 2005, as compared to an increase of $4.7 million or 23.5% between 2003 and 2004. As with net income, the increase in net interest income between 2004 and 2005 is the result of increased volume in earning assets combined with a substantial increase in market rates of interest throughout much of 2005. The increase in net interest income between 2003 and 2004 is primarily the result of substantial growth in net average earning assets, combined with a decline in the cost of average interest-bearing liabilities, which was enhanced by an increase in average market rates of interest between those two twelve-month periods.

Table 1. – Distribution of Average Assets, Liabilities and Shareholders’ Equity:

Interest rates and interest differentials
Years Ended December 31, 2005, 2004, and 2003

	2005			2004			2003

(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets:
Interest-earning assets:
Loans (1)	$402,820	$33,078	8.21%	$374,748	$26,684	7.12%	$353,562	$23,257	6.58%
Investment Securities – taxable	107,761	4,163	3.86%	90,473	3,433	3.79%	90,608	3,169	3.50%
Investment Securities – nontaxable (2)	2,261	112	4.95%	2,242	123	5.49%	2,613	132	5.05%
Interest on deposits in other banks	7,539	308	4.09%	7,845	310	3.95%	8,496	345	4.06%
Federal funds sold and reverse repos	35,139	1,237	3.52%	23,616	324	1.37%	13,714	147	1.07%

Total interest-earning assets	555,520	$38,898	7.00%	498,924	$30,874	6.19%	468,993	$27,050	5.77%

Allowance for possible loan losses	(7,608)			(7,013)			(5,375)
Noninterest-bearing assets:
Cash and due from banks	29,940			24,141			18,449
Premises and equipment, net	9,551			6,608			3,960
Accrued interest receivable	2,661			2,141			2,226
Other real estate owned	1,639			2,417			4,348
Other assets	35,496			27,507			17,690

Total average assets	$627,199			$554,725			$510,291

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$51,043	$244	0.48%	$44,585	$171	0.38%	$30,840	$146	0.47%
Money market accounts	120,318	2,332	1.94%	92,159	1,298	1.41%	75,111	1,103	1.47%
Savings accounts	35,500	175	0.49%	29,548	136	0.46%	23,705	124	0.52%
Time deposits	196,642	5,772	2.94%	203,839	3,983	1.95%	216,127	4,563	2.11%
Other borrowings	1,335	44	3.30%	858	23	2.68%	13,206	540	4.09%
Trust Preferred securities	15,464	1,091	7.06%	15,349	822	5.36%	15,000	784	5.23%

Total interest-bearing liabilities	420,302	$9,658	2.30%	386,338	$6,433	1.67%	373,989	$7,260	1.94%

Noninterest-bearing liabilities:
Noninterest-bearing checking	144,146			113,836			89,713
Accrued interest payable	1,421			773			756
Other liabilities	4,773			3,791			2,539

Total average liabilities	570,642			504,738			466,997
Total average shareholders’ equity	56,557			49,987			43,294

Total average liabilities and Shareholders’ equity	$627,199			$554,725			$510,291

Interest income as a percentage of average earning assets			7.00%			6.19%			5.77%
Interest expense as a percentage of average earning assets			1.74%			1.29%			1.55%

Net interest margin			5.26%			4.90%			4.22%

(1)

Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $3,480,000, $3,216,000, and $1,889,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

(2)	Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis because they are not material to the Company’s results of operations.

As summarized in Table 2, the increase in net interest income between the two twelve-month periods ended December 31, 2005 and 2004 is comprised of an increase in total interest income of approximately $8.0 million, which was only partially offset by an increase in total interest expense of approximately $3.2 million. The Bank’s net interest margin, as shown in Table 1, increased to 5.26% at December 31, 2005 from 4.90% at December 31, 2004, an increase of 36 basis points (100 basis points = 1%) between the two periods. The net margin of 4.90% reported during 2004 represents an increase of 68 basis points from the 4.22% net margin realized by the Company during 2003. While assets have grown over the past three years and the balance sheet mix has changed, interest rate movements over those three years have played a significant role in net interest income trends.  Market rates of interest decreased a modest 25 basis points during 2003. Then during the second half of 2004, rates began to rise significantly, with the prime rate rising 125 basis points between June 30, 2004 and December 31, 2004, and rising another 200 basis points during 2005. As a result, the prime rate averaged 6.19% for the year ended December 31, 2005 as compared to 4.34% and 4.12% for the years ended December 31, 2004 and 2003, respectively.

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

Table 2.  Rate and Volume Analysis

	2005 compared to 2004			2004 compared to 2003

(In thousands)	Total	Rate	Volume	Total	Rate	Volume

Increase (decrease) in interest income:
Loans	$6,394	$4,295	$2,099	$3,427	$1,985	$1,442
Investment securities	719	47	672	255	273	(18)
Interest-bearing deposits in other banks	(2)	11	(13)	(35)	(9)	(26)
Federal funds sold and securities purchased under agreements to resell	913	696	217	177	49	128

Total interest income	8,024	5,049	2,975	3,824	2,298	1,526
Decrease in interest expense:
Interest-bearing demand accounts	1,107	678	429	220	(119)	339
Savings accounts	39	10	29	12	(16)	28
Time deposits	1,789	1,934	(145)	(580)	(331)	(249)
Other borrowings	21	6	15	(517)	(139)	(378)
Trust Preferred securities	269	263	6	38	19	19

Total interest expense	3,225	2,891	334	(827)	(586)	(241)

Increase in net interest income	$4,799	$2,158	$2,641	$4,651	$2,884	$1,767

Total interest income increased approximately $8.0 million or 26.0% between the years ended December 31, 2004 and 2005, and is attributable to both an increase in earning asset volume, as well as the yields on those earning assets. As with the previous year, earning asset growth was mainly in loans, with minor growth in investments and federal funds sold. On average, loans grew by approximately $28.2 million between 2004 and 2005. The Company continues to maintain a high percentage of loans in its earning asset mix with loans averaging 72.5% of total earning assets for the year ended December 31, 2005, as compared to 75.1% and 75.4% for the years ended December 31, 2004 and 2003, respectively.

Total interest expense increased approximately $3.2 million between the years ended December 31, 2004 and 2005, primarily as a result of increased rates paid on deposit accounts as market rates of interest continued to rise throughout 2005. Rates paid on interest-bearing liabilities increase in all categories, with the greatest increases experienced in time deposits and money market deposit accounts. The Company’s deposit mix continues to change with continued declines in time deposit volume, which was more than offset by increases in the average volume of interest-bearing demand and savings accounts. On average, time deposits decreased $7.2 million, while interest-bearing demand and savings accounts increased on average by $34.6 million and $6.0 million, respectively, between the years ended December 31, 2004 and December 31, 2005.

Total interest income increased approximately $3.8 million or 14.2% for the year ended December 31, 2004 as compared to the previous year.  The change is attributable primarily to an increase in the overall yield on earning assets, which was also enhanced by increased volumes of earning assets. Earning asset growth was mainly in loans, which are traditionally the Company’s highest earning asset and, to a smaller degree, in investment securities and interest-bearing deposits. On average, loan growth totaled nearly $21.2 million or 6.0% during 2004.

Total interest expense decreased approximately $827,000 or 11.4% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The decrease between these two periods is primarily the result of a substantial decrease in the average rates paid on all interest-bearing categories, which was combined with a decrease in average balances of time deposits and other borrowings during the year. Average time deposit balances decreased $12.3 million and average balances on other borrowings decreased $12.3 million during 2004, and the average rate paid on time deposits and other borrowings declined 16 and 141 basis points, respectively, when compared to the year ended December 31, 2003.

Provision for Credit Losses

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management’s continuous credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the year ended December 31, 2005 the provision to the allowance for credit losses amounted to $1.1 million as compared to $1.1 and $1.7 million for the years ended December 31, 2004 and 2003, respectively. As with 2004, the provisions made during 2005 were relatively stable throughout the year, and actually declined during the fourth quarter as the result of a reduction in problem loans.

The provision made during the fourth quarter of 2003 totaled $841,000, or approximately 49.1% of the total provision made during 2003. The additional provision made during the fourth quarter of 2003 was in response to a nonperforming lease portfolio totaling approximately $5.5 million. For further discussion, see “Asset quality and allowance for credit losses” included in the financial condition section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The amount provided to the allowance for credit losses during 2005 brought the allowance to 1.86% of net outstanding loan balances at December 31, 2005, as compared to 1.82% of net outstanding loan balances at December 31, 2004, and 1.76% at December 31, 2003.

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicated and the net changes between those years:

	Years Ended December 31,			Increase (decrease) during Year

(In thousands)	2005	2004	2003	2005	2004

Customer service fees	$4,399	$4,311	$3,663	$88	$648
Gain (loss) on sale of securities	163	35	(58)	128	93
Gain on sale of loans	0	0	21	0	(21)
Gain (loss) on sale of OREO	325	(98)	80	423	(178)
Gain on sale of interest-bearing deposits in other banks	0	0	186	0	(186)
Shared appreciation income	393	8	1,813	385	(1,805)
Other	1,000	486	443	514	43

Total	$6,280	$4,742	$6,148	$1,538	$(1,406)

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers and, to a lesser extent, gains on sales of Company assets and other miscellaneous income. Noninterest income for the year ended December 31, 2005 increased $1.5 million when compared to the previous year, and increased $132,000 when compared to the year ended December 31, 2004. Customer service fees continue to provide the majority of noninterest income over the three years presented, with a modest increase of $88,000 between 2004 and 2005. Increases in customer service fees realized during 2005 and 2004 were comprised of increases in ATM and overdraft charges, as well as additional fee revenue generated by the two Kern County branches acquired during April 2004. Shared appreciation income has fluctuated over the three years presented, and increased $385 between 2004 and 2005, but the amount realized during 2005 was still was below the $1.8 million realized in 2003. Shared appreciation income results from agreements between the Company and the borrower on certain construction loans where the Company agrees to receive interest on the loan at maturity rather than monthly and the borrower agrees to share in the profits of the project. The profit is determined by the appraised value of the completed project and subsequent refinancing or sale of the project. Due to the difficulty in calculating future values, shared appreciation income is recognized when received. The Company does not participate in a significant number of shared appreciation projects, and as a result, does not anticipate large amounts of shared appreciation income on an ongoing basis. Gains on sales of investment securities increased $128,000 between 2004 and 2005 and are the result of securities sold during the fourth quarter of 2005 as the Company restructured the investment portfolio to reduce the risk profile of the Company.

Noninterest income for the year ended December 31, 2004 decreased $1.4 million when compared to the year ended December 31, 2003. Increases in customer service fees totaled $649,000 between 2003 and 2004, and were comprised of increases in ATM and overdraft charges, as well as additional fee revenue generated by the two Kern County branches acquired during April 2004. Shared appreciation income declined $1.8 million between 2003 and 2004, as 2003 levels were not again realized during 2004.

Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003

(Dollars in thousands)	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets

Salaries and employee benefits	$8,046	1.45%	$6,663	1.34%	$5,089	1.09%
Occupancy expense	2,327	0.42%	2,197	0.44%	1,658	0.35%
Data processing	624	0.11%	659	0.13%	515	0.11%
Professional fees	1,234	0.22%	1,236	0.25%	991	0.21%
Directors fees	210	0.04%	192	0.04%	184	0.04%
Amortization of intangibles	537	0.10%	470	0.09%	353	0.08%
Correspondent bank service charges	359	0.06%	318	0.06%	281	0.06%
Writedown on investment	702	0.13%	0	0.00%	0	0.00%
Writedowns on OREO	0	0.00%	35	0.01%	403	0.09%
Loss on CA Tax Credit Partnership	458	0.08%	395	0.08%	276	0.06%
Other	2,485	0.45%	2,502	0.50%	2,105	0.45%

Total	$16,982	3.06%	$14,667	2.94%	$11,855	2.53%

Noninterest expense, excluding provision for credit losses and income tax expense, totaled $17.0 million for the year ended December 31, 2005 as compared to $14.7 million and $11.9 million for the years ended December 31, 2004 and 2003, respectively. These figures represent an increase of $2.3 million or 15.8% between the years ended December 31, 2004 and 2005 and an increase of $2.8 million or 23.7% between the years ended December 31, 2003 and 2004. Noninterest expense increases between the three years presented are associated primarily with normal, anticipated growth of the Company, as well as additional costs associated with the two new Kern County branches acquired in the Taft merger, and the new downtown Convention Center branch, all three of which were added during the second quarter of 2004. Noninterest expense incurred during 2005 included a write-down of $702,000 on the Company’s investment in a title company, Diversified Holding Corporation (see Trends Affecting Results of Operations and Financial Position in this Management’s Discussion and Analysis of Financial Condition and Results of Operations). As a percentage of average earning assets, total noninterest expense has experienced moderate increases over the past three years as the Company has controlled overhead expenses while experiencing profitable growth. Noninterest expense amounted to 3.06% of average earning assets for the year ended December 31, 2005 as compared to 2.94% at December 31, 2004 and 2.53% at December 31, 2003.

With the addition of the Taft and Bakersfield branches acquired as part of the Taft National Bank merger in April 2004, as well as business development infrastructure initiated during 2005, increases have been experienced in salaries, occupancy, data processing, intangible amortization, and other related expenses.  Professional fees increased over the three years presented as the result of additional legal expenses associated with impaired loans, as well as increased audit fees. While legal fees associated with impaired loans declined between 2003 and 2004, the Company incurred an additional $463,000 in audit fees associated with Sarbanes-Oxley compliance during 2004. The Company became an accelerated filer during 2004 (as defined by the SEC), and as a result became subject to the Section 404 internal control reporting requirements of the Sarbanes-Oxley Act effective December 31, 2004. Increases in other noninterest expense over the three years presented are associated with normal business growth and, include a number of items such as telephone, postage, insurance, and armored car expenses.

Income Taxes

On December 31, 2003 the California Franchise Tax Board (FTB) announced certain tax transactions related to real estate investment trusts (REITs) and regulated investment companies (RICs) will be disallowed pursuant to Senate Bill 614 and Assembly Bill 1601, which were signed into law in the 4th quarter of 2003.  As a result, the Company reversed related net state tax benefits recorded in the first three quarters of 2003 and has taken no related tax benefits since that time. The Company continues to review the information available from the FTB and its financial advisors and believes that the Company’s position has merit.  The Company will pursue its tax claims and defend its use of these entities and transactions.  At this time, the Company cannot predict the ultimate outcome.

During the first quarter of 2005, the FTB notified the Company of its intent to audit the REIT for the tax years ended December 2001 and 2002. The Company has retained legal counsel to represent it in the tax audit, and counsel has provided the FTB with documentation supporting the Company’s position. The FTB concluded its audit during January 2006. At that time the FTB submitted a closing letter to the Company, which included proposed assessments related to the tax benefits taken for the REIT during 2002. The Company still believes the case has merit based upon the fact that the FTB is ignoring certain facts of law in the case.  If the FTB were to prevail against the Company in its defense of tax benefits taken during 2002, the negative effect to net income resulting from the reversal of tax benefits taken during 2002 would be approximately $755,000, excluding any possible penalties and interest. The Company cannot reasonably determine at this time what the ultimate outcome of the audit will be, although the FTB appears reluctant to accept the Company’s position.  The outcome of the audit will not end the administrative processing of the REIT issue because the Company will continue to assert its administrative protest and appeal rights pending the outcome of litigation by another taxpayer presently in process on the REIT issue in the Los Angeles Superior Court (City National v. Franchise Tax Board). It is Management’s understanding that the FTB is unwilling to resolve or concede any issues in the audit pending the final outcome of the City National case which contains all of the issues related to the Company’s audit with the FTB. The case is ongoing and may take several years to complete.

Financial Condition

Total assets increased by $17.2 million or 2.8% during the year to $628.9 million at December 31, 2005, and increased $123.3 million or 24.1% from the balance of $506.6 million at December 31, 2003. During 2005, increases were experienced primarily in loans and federal funds sold, while investment securities declined as investments matured or were sold during the year. During the year ended December 31, 2005, net loans increased $19.1 million, federal funds sold increased $9.1 million, while investment securities declined $17.0 million between the two period-ends. The increase in assets experienced during 2004 was partially the result of the purchase of Taft National Bank during April 2004, which added approximately $50.0 million in assets.

Total deposits of $546.5 million at December 31, 2005 increased $9.8 million or 1.8% from the balance reported at December 31, 2004, and increased $106.0 million or 24.1% from the balance of $440.4 million reported at December 31, 2003. During 2005, growth was experienced in all deposit categories except time deposits, which continue to decline primarily as the result of brokered deposit run-off.

Earning assets averaged approximately $555.5 million during the year ended December 31, 2005, as compared to $498.9 million and $469.0 million for the years ended December 31 2004 and 2003, respectively. Average interest-bearing liabilities increased to $420.3 million for the year ended December 31, 2005, as compared to $386.3 million for the year ended December 31, 2004, and increased from the balance of $374.0 million for the year ended December 31, 2003.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $417.9 million at December 31, 2005, representing an increase of $19.2 million or 4.8% when compared to the balance of $398.7 million at December 31, 2004, and an increase of $72.2 million or 20.9% when compared to the balance of $345.7 million reported at December 31, 2003.  Average loans totaled $402.8 million, $374.7 million, and $353.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. During 2005 average loans increased 7.5% when compared to the year ended December 31, 2004 and increased 13.9% compared to the year ended December 31, 2003.

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:

	2005		2004		2003		2002		2001

(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans

Commercial and industrial	$113,263	27.1%	$123,720	31.0%	$116,991	33.9%	$117,293	33.6%	$102,280	30.4%
Real estate – mortgage	89,503	21.4	88,187	22.1	96,381	27.9	100,417	28.9	111,425	33.1
Real estate – construction	162,873	38.9	137,523	34.5	97,930	28.3	95,024	27.2	92,764	27.6
Agricultural	24,935	6.0	23,416	5.9	15,162	4.4	16,877	4.8	12,987	3.9
Installment/other	15,002	3.6	13,257	3.3	6,617	1.9	7,811	2.2	6,647	2.0
Lease financing	12,334	3.0	12,581	3.2	12,581	3.6	11,632	3.3	10,184	3.0

Total Loans	$417,910	100.0%	$398,684	100.0%	$345,662	100.0%	$349,054	100.0%	$336,287	100.0%

Loans increased $19.2 million during the year ended December 31, 2005 with a majority of that increase experienced in real estate construction loans. Real estate construction lending continues to be a substantial business line for the Company, as housing demand and business development remain strong throughout the Central San Joaquin Valley. Modest increases were experienced in real estate mortgage, agricultural, and installment consumer loans, while commercial and industrial loans declined by nearly $10.5 million as several large commercial relationships matured during the later part of 2005.

Loans increased more than $53.0 million during 2004 due in part to the merger with Taft National Bank, and in part to internal loan growth. The Taft merger brought with it approximately $23.3 million in loans, and the additional increase of $30.2 million experienced during 2004 included increases of $35.0 million in construction loans, $7.2 million in agricultural loans, and $5.3 million in consumer installment loans. Exclusive of the Taft merger, commercial and industrial loans declined by $9.0 million, and real estate mortgage loans declined by $8.4 million. The Company experienced substantial increases in construction lending during 2004, as the residential housing and commercial real estate markets remained strong within the San Joaquin Valley. Between the time of the merger during April 2004 and December 31, 2004, the two branches acquired from Taft National in Kern County experienced increases in loans of almost $11.4 million.

Loan volume continues to be greatest in what has historically been the Bank’s primary lending emphasis: commercial, real estate mortgage, and construction lending. During 2005, loan growth occurred in all categories except commercial and industrial loans, and lease financing, with total loans growing by $19.2 million or 4.8% between December 31, 2004 and December 31, 2005. During 2004, loan growth occurred in all categories except real estate mortgage loans, with total loans growing by $53.0 million or 15.3% between December 31, 2003 and December 31, 2004. At December 31, 2005, approximately 75% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Construction loans continue to be a significant focus for the Company and increased $25.4 million or 18.4 % during 2005, increased $39.6 million or 40.0% during 2004, and increased $3.0 million or 3.1% during 2003. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects.  Agricultural loans consisting of mostly short-term, floating rate loans for crop financing, increased $1.5 million or 6.5% between December 31, 2004 and December 31, 2005, while installment loans increased $1.7 million or 13.2% during that same period.

The real estate mortgage loan portfolio totaling $89.5 million at December 31, 2005 consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate is the core of this segment of the portfolio, with balances of $43.6 million, $62.5 million, and $86.1 million at December 31, 2005, 2004, and 2003, respectively. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and, are mainly tied to commercial income and multi-family residential properties. The Company does not currently offer traditional residential mortgage loans, but may purchase mortgage portfolios. As a result of real estate mortgage purchases over the past several years, that portion of the portfolio has grown with balances of  $43.3 million, $21.6 million, and $5.2 million at December 31, 2005, 2004 and 2003, respectively. The Company purchased a portfolio of 15-year fixed-rate jumbo mortgages during the fourth quarter of 2004, which accounted for $14.0 million of the outstanding mortgage loans at December 31, 2004. The Company purchased an additional mortgage portfolio, similar to the one purchased during 2004, totaling $15.7 million during October 2005, bring the total purchased mortgage loans to $28.4 million, or 65% of the $43 3 held in residential mortgages held by the Company at December 31, 2005. The Company does offer mortgage loans provided by a third-party service provider through the Company’s website. The Company also offers short to medium-term, fixed-rate, home equity loans, which totaled $2.6 million at December 31, 2005, $4.1 million at December 31, 2004, and $5.0 million at December 31, 2003.

The following table sets forth the maturities of the Bank’s loan portfolio at December 31, 2005. Amounts presented are shown by maturity dates rather than repricing periods:

(In thousands)	Due in one year or less	Due after one Year through Five years	Due after Five years	Total

Commercial and agricultural	$90,687	$38,940	$8,571	$138,198
Real estate – construction	148,170	14,703	0	162,873

	238,857	53,643	8,571	301,071
Real estate – mortgage	7,849	53,873	27,781	89,503
All other loans	7,725	16,547	3,064	27,336

Total Loans	$254,431	$124,063	$39,416	$417,910

The average yield on loans was 8.21% for the year ended December 31, 2005, representing an increase of 109 basis points when compared to the year ended December 31, 2004 and was a result of a significant increase in average market rates of interest throughout 2005. For the year ended December 31, 2004, the overall average yield on the loan portfolio was 7.12%, representing an increase of 54 basis points when compared to 6.58% for the same twelve-month period of 2003 and was a result of an increase in average market rates of interest during the second half of 2004. The Bank’s loan portfolio is generally comprised of short-term or floating rate loans and is therefore susceptible to fluctuations in market rates of interest. At December 31, 2005, 2004 and 2003, approximately 58.1%, 67.4% and 66.5% of the Bank’s loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank’s fixed and floating rate loans at December 31, 2005. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

(In thousands)	Due in one year or less	Due after one Year through Five years	Due after Five years	Total

Accruing loans:
Fixed rate loans	$69,640	$55,066	$33,440	$158,146
Floating rate loans	182,502	57,478	5,854	245,834

Total accruing loans	252,142	112,544	39,294	403,980
Nonaccrual loans:
Fixed rate loans	100	10,760	122	10,982
Floating rate loans	2,189	759	0	2,948

Total nonaccrual loans	2,289	11,519	122	13,930

Total Loans	$254,431	$124,063	$39,416	$417,910

Securities

Following is a comparison of the amortized cost and approximate fair value of available-for-sale and held-to-maturity securities for the three years indicated:

	December 31, 2005				December 31, 2004

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)

Available-for-sale:
U.S. Treasuries	$0	$0	$0	$0	$399	$0	$(2)	$397
U.S. Government agencies	82,215	110	(2,002)	80,323	89,329	312	(764)	88,877
U.S. Government agency collateralized mortgage obligations	22	0	(1)	21	31	0	0	31
Obligations of state and political subdivisions	2,226	94	0	2,320	2,242	155	0	2,397
Other investment securities	13,000	0	(428)	12,572	20,703	70	(225)	20,548

Total available-for-sale	$97,463	$204	$(2,431)	$95,236	$112,704	$537	$(991)	$112,250

	December 31, 2003

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
U.S. Government agencies	$58,666	$613	$(354)	$58,925
U.S. Government agency collateralized mortgage obligations	54	0	0	54
Obligations of state and political subdivisions	2,613	201	0	2,814
Other investment securities	21,646	421	(125)	21,942

Total available-for-sale	$82,979	$1,235	$(479)	$83,735

Included in other investment securities at December 31, 2005, is a short-term government securities mutual fund totaling $7.7 million, and a CRA-qualified mortgage fund totaling $4.9 million. Included in other investment securities at December 31, 2004, is a short-term government securities mutual fund totaling $7.8 million, a commercial asset-backed trust totaling $4.6 million, a CRA-qualified mortgage fund totaling $5.0 million, and Trust Preferred securities pools totaling $3.2 million. Included in other debt securities at December 31, 2003 is a short-term government securities mutual fund totaling $7.9 million, a commercial asset-backed trust totaling $5.6 million, and Trust Preferred securities pools totaling $8.4 million. The commercial asset-backed trust consists of fixed and floating rate commercial and multifamily mortgage loans. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

Realized gains on securities available-for-sale totaled $163,000 during 2005, $152,000 during 2004, and $11,000 during 2003. There were no realized losses on securities available-for-sale during 2005. Realized losses on securities available-for-sale totaled $117,000 during 2004, and $69,000 during 2003.

Investment securities decreased $17.0 million between December 2004 and December 2005 with decreases experienced in both U.S. government agencies as well as other investment securities. Decreases experienced during 2005 were due in part to sales of approximately $6.8 million in other investment securities during the fourth quarter of 2005 as the Company restructured the investment portfolio to improve the risk profile of the Company. Investment sales during the fourth quarter included Trust Preferred Securities pools totaling $3.3 million, and a commercial asset-backed trust totaling $3.5 million. Investment securities increased $28.5 million between December 31, 2003 and December 31, 2004, as deposit growth during 2004 outpaced loan growth. The Taft merger during April 2004 contributed an additional $9.2 million in investment securities, and $10.0 million in federal funds sold to the balance sheet during 2004.

Securities that have been temporarily impaired less than 12 months at December 31, 2005 are comprised of seven U.S. government agency securities, and one municipal bond with a total weighted average life of 1.2 years. As of December 31, 2005, there were seventeen U.S. government agency securities, two other investment securities, and one collateralized mortgage obligation with a total weighted average life of 3.14 years that have been temporarily impaired for twelve months or more. Because the decline in market value is attributable to changes in market rates of interest rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

The following summarizes temporarily impaired investment securities at December 31, 2005:

	Less than 12 Months		12 Months or More		Total

(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses

Securities available for sale:
U.S. Government agencies	$18,071	$(306)	$58,074	$(1,779)	$76,145	$(2,085)
U.S. Government agency collateralized mortgage Obligations	0	0	16	(1)	16	(1)
Obligations of state and political subdivisions	35	(1)	0	0	35	(1)
Other investment securities	0	0	12,572	(344)	12,572	(344)

Total impaired securities	$18,106	$(307)	$70,662	$(2,124)	$88,768	$(2,431)

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2005 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year to five years		After five years to ten years		After ten years		Total

(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

Available-for-sale:
U.S. Government agencies	$6,947	3.30%	$54,299	3.45%	—	—%	$19,077	3.27%	$80,323	3.30%
U.S. Government agency collateralized mortgage obligations	—	—	—	—	—	—	21	5.15%	21	5.15%
Obligations of state and political subdivisions	—	—	35	4.85%	1,431	4.98%	854	5.12%	2,320	5.24%
Other investment securities	12,572	2.90%	—	—	—	—	—	—	12,572	2.81%

Total estimated fair value	$19,519	2.99%	$54,334	3.45%	$1,431	4.98%	$19,952	3.35%	$95,236	3.27%

(1)	Weighted average yields are not computed on a tax equivalent basis

At December 31, 2005 and 2004, available-for-sale securities with an amortized cost of approximately $69.3 million and $70.7 million, respectively (fair value of $67.8 million and $70.4 million, respectively) were pledged as collateral for public funds, FHLB borrowings, and treasury tax and loan balances.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Total deposits increased $9.8 million or 1.8% during the year to a balance of $546.5 million at December 31, 2005 and increased $96.2 million or 21.9% between December 31, 2003 and December 31, 2004. Deposit growth during 2004 is largely attributable to deposits acquired through the merger with Taft National Bank, which amounted to $48.2 million at the date of merger. Core deposits, consisting of all deposits other than time deposits of $100,000 or more and brokered deposits, continue to provide the foundation for the Bank’s principal sources of funding and liquidity. These core deposits amounted to 75.7%, 73.4% and 70.1% of the total deposit portfolio at December 31, 2005, 2004 and 2003, respectively.

The following table sets forth the year-end amounts of deposits by category for the years indicated, and the dollar change in each category during the year:

	December 31,			Change during Year

(In thousands)	2005	2004	2003	2005	2004

Noninterest-bearing deposits	$153,113	$129,970	$94,597	$23,143	$35,373
Interest-bearing deposits:
NOW and money market accounts	175,852	173,943	120,375	1,909	53,568
Savings accounts	33,590	32,775	23,691	815	9,084
Time deposits:
Under $100,000	53,254	61,626	75,640	(8,372)	(14,014)
$100,000 and over	130,651	138,358	126,141	(7,707)	12,217

Total interest-bearing deposits	393,347	406,702	345,847	(13,355)	60,855

Total deposits	$546,460	$536,672	$440,444	$9,788	$96,228

During the years ended December 31, 2005 and December 31, 2004, increases were experienced in all deposit categories, except in time deposits, which continue to decline as the Company reduces its dependency on brokered and other out-of-market time deposits. The Company continues to emphasize core deposits as part of its relationship banking strategy. As a result, deposits continue to grow in the Company’s deposit categories of NOW and money market accounts, and savings accounts, as well as noninterest-bearing checking accounts. With the Taft merger completed during mid-2004, substantial increases were experienced in these deposit categories between 2003 and 2004 as the result of both an increase in the total number of accounts as well as an increase in the average balance per account, particularly in money market accounts.

The overall level of time deposits has declined over the past several years, as the Company has been able to control the level of these deposits to some degree with pricing strategies. Time deposits, including brokered and other out-of-market deposits have been allowed to run-off as they matured as the need for such deposits diminished. The Company has utilized brokered deposits over the past several years to enhance its funding needs, with brokered deposits totaling $32.8 million, $37.8 million, and $32.4 million at December 31, 2005, 2004 and 2003, respectively. In addition, the Company has been able to obtain time deposits from the State of California, which totaled $40.0 million at December 31, 2005, 2004 and 2003. The time deposits of the State of California are collateralized by pledged securities in the Company’s investment portfolio. The Company will continue to use pricing strategies to control the overall level of time deposits as part of its growth and liquidity planning process.

The Company’s deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits decreased $13.4 million or 3.3% between December 31, 2004 and December 31, 2005, while noninterest-bearing deposits increased $23.1 million or 17.8% between the same two periods presented. Between December 31, 2003 and December 31, 2004, total interest-bearing deposits increased $60.9 million or 17.6%, while noninterest-bearing deposits increased $35.4 million or 37.4%.

On a year-to-date average, the Company experienced an increase of $63.7 million or 13.2 % in total deposits between the years ended December 31, 2004 and December 31, 2005. Between these two periods, average interest-bearing deposits increased $33.4 million or 9.0%, while total noninterest-bearing checking increased $30.3 million or 26.6% on a year-to-date average basis. On average, the Company experienced increases in all deposit categories between the years ended December 31, 2004 and December 31, 2005, except time deposits, which decreased $7.2 million on average during 2005. On a year-to-date average basis, total deposits increased $48.5 million or 11.1% between the years ended December 31, 2003 and December 31, 2004.  Of that total, interest-bearing deposits increased by $24.3 million or 7.0%, while noninterest-bearing deposits increased $24.1 million or 26.9% during 2004.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003

(Dollars in thousands)	Average Balance	Rate %	Average Balance	Rate %	Average Balance	Rate %

Interest-bearing deposits:
Checking accounts	$171,361	1.50%	$136,744	1.07%	$105,951	1.18%
Savings	35,500	0.49%	29,548	0.46%	23,705	0.52%
Time deposits (1)	196,642	2.94%	203,839	1.95%	216,127	2.11%
Noninterest-bearing deposits	144,146		113,836		89,713

(1)

Included at December 31, 2005, are $130.7 million in time certificates of deposit of  $100,000 or more, of which $33.0 million matures in three months or less, $73.0 million matures in 3 to 6 months, $16.2 million matures in 6 to 12 months, and $8.5 million matures in more than 12 months.

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

The Company had collateralized and uncollateralized lines of credit aggregating $248.7 million and $169.1 million, as well as FHLB lines of credit totaling $10.7 million and $26.7 million at December 31, 2005 and 2004, respectively. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR.

The table below provides further detail of the Company’s federal funds purchased, repurchase agreements and FHLB advances for the years ended December 31, 2005, 2004 and 2003:

	December 31,

(Dollars in thousands)	2005	2004	2003

At period end:
Federal funds purchased	$0	$0	$0
Repurchase agreements	0	0	0
FHLB advances	0	0	0

Total at period end	$0	$0	$0

Average ending interest rate – total	0.00%	0.00%	0.00%

Average for the year:
Federal funds purchased	$1,331	$658	$745
Repurchase agreements	0	0	0
FHLB advances	0	0	11,973

Total average for the year	$1,331	$658	$12,718

Average interest rate – total	3.32%	1.92%	4.04%

Maximum total borrowings outstanding at any month-end during the year: Federal funds purchased	$8,255	$6,480	$0
Repurchase agreements/FHLB advances	0	0	35,400

Total	$8,255	$6,480	$35,400

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

Loan Segments for Loan Loss Reserve Analysis (dollars in 000’s)	Loan Balance at December 31,

	2005	2004	2003	2002	2001

1 Commercial and Business Loans	$109,783	$115,831	$107,068	$105,513	$88,864
2 Government Program Loans	3,480	7,889	9,923	11,780	13,416

Total Commercial and Industrial	113,263	123,720	116,991	117,293	102,280
3 Commercial Real Estate Term Loans	43,644	62,501	86,142	82,600	83,328
4 Single Family Residential Loans	43,308	21,567	5,240	7,827	13,363
5 Home Improvement/Home Equity Loans	2,551	4,119	4,999	9,990	14,734

Total Real Estate Mortgage	89,503	88,187	96,381	100,417	111,425
6 Total Real Estate Construction Loans	162,873	137,523	97,930	95,024	92,764
7 Total Agricultural Loans	24,935	23,416	15,162	16,877	12,987
8 Consumer Loans	14,345	12,440	6,134	7,423	6,131
9 Overdraft protection Lines	527	664	341	221	341
10 Overdrafts	130	153	142	167	175

Total Installment/other	15,002	13,257	6,617	7,811	6,647
11 Total Lease Financing	12,334	12,581	12,581	11,632	10,184

Total Loans	$417,910	$398,684	$345,662	$349,054	$336,287

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

The formula allowance includes reserves for certain off-balance sheet risks including letters of credit, unfunded loan commitments, and lines of credit. Reserves for undisbursed commitments are generally formula allocations based on the Company’s historical loss experience and other loss factors, rather than specific loss contingencies. During 2005 and 2004, the Company reclassified reserves for off-balance sheet commitments totaling $542,000 and $507,000, respectively, as other liabilities pursuant to current accounting guidance. Prior to 2004, the reserves for these off-balance sheet commitments are included in the Company’s allowance for credit losses, rather than a separate liability on the balance sheet because the reserve amounts are considered to be immaterial in relation to total liabilities. At December 31, 2005, 2004 and 2003 the formula reserve allocated to undisbursed commitments totaled $542,000, $507,000 and $399,000, respectively.

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors, which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentration, and 10) other business conditions. There were no changes in estimation methods or assumptions during 2005 that affected the methodology for assessing the overall adequacy of the allowance for credit losses.

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

At December 31, 2005 and 2004, the Company’s recorded investment in loans for which impairment has been recognized totaled $12.9 million and $17.7 million, respectively. Included in total impaired loans at December 31, 2005, are $10.6 million of impaired loans for which the related specific allowance is $4.1 million, as well as $2.3 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2004 included $12.0 million of impaired loans for which the related specific allowance is $3.2 million, as well as $5.7 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $15.9 million, $16.6 million and $18.1 million during the years ended December 31, 2005, 2004 and 2003, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the year ended December 31, 2005, the Company recognized income of $34,000 on such loans. For the years ended December 31, 2004 and 2003, the Company recognized no income on such loans.

The Company focuses on competition and other economic conditions within its market area, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. With interest rates rising significantly since July 2004, the Federal Reserve perceives economic growth as strong, but indications are that rate increases will slow during the first half of 2006. Both business and consumer spending have improved during the past two years, with GDP currently ranging between 3.5% and 4.0%. It is difficult to determine how long the Federal Reserve will continue to adjust interest rates in an effort to influence the economy, however with the 125 basis point increase in the prime rate during the second half of 2004, and an additional 200 basis point increase during the first nine months of 2005, further increases are may be anticipated during the half of 2006. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. The local market has improved economically during the past several years while the rest of the state and the nation has experienced slowed economic growth. The local area residential housing markets continue to be very strong, which should bode well for sustained growth in the Company’s market areas of Fresno and Madera, and Kern Counties. Local unemployment rates remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates have improved during 2005. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state, although this growth may begin to slow as the Federal Reserve raises interest rates to control what it perceives as an accelerating economy. Management recognizes increased risk of loss due to the Company’s exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company’s allowance for credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the years indicated.

	December 31,

(Dollars in thousands)	2005	2004	2003	2002	2001

Total loans outstanding at end of period before deducting allowances for credit losses	$417,156	$397,584	$344,797	$348,598	$335,620

Average net loans outstanding during period	$402,820	$374,748	$353,562	$347,192	$297,653

Balance of allowance at beginning of period	$7,251	$6,081	$5,556	$4,457	$3,773
Loans charged off:
Real estate	0	0	0	0	0
Commercial and industrial	(323)	(14)	(1,080)	(659)	(874)
Lease financing	(364)	(496)	(161)	(238)	(162)
Installment and other	(86)	(80)	(33)	(36)	(40)

Total loans charged off	(773)	(590)	(1,274)	(933)	(1,076)
Recoveries of loans previously charged off:
Real estate	0	0	0	0	0
Commercial and industrial	108	82	61	37	23
Lease financing	3	29	25	31	4
Installment and other	54	25	0	1	0

Total loan recoveries	165	136	86	69	27

Net loans charged off	(608)	(454)	(1,188)	(864)	(1,049)
Reclassification of off-balance sheet reserve	(35)	(507)	0	0	0
Reserve acquired in business acquisition	0	986	0	0	0
Provision charged to operating expense	1,140	1,145	1,713	1,963	1,733

Balance of allowance for credit losses at end of period	$7,748	$7,251	$6,081	$5,556	$4,457

Net loan charge-offs to total average loans	0.15%	0.12%	0.34%	0.25%	0.35%
Net loan charge-offs to loans at end of period	0.15%	0.11%	0.34%	0.25%	0.31%
Allowance for credit losses to total loans at end of period	1.86%	1.82%	1.76%	1.59%	1.33%
Net loan charge-offs to allowance for credit losses	7.85%	6.26%	19.54%	15.55%	23.54%
Net loan charge-offs to provision for credit losses	53.33%	39.65%	69.35%	44.01%	60.53%

Management believes that the 1.86% credit loss allowance to total loans at December 31, 2005 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company’s service areas or other circumstances will not be reflected in increased losses in the loan portfolio. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

	2005		2004		2003		2002		2001

(Dollars in thousands)	Allowance for Loan Losses	% of Loans	Allowance for Loan Losses	% of Loans	Allowance for Loan Losses	% of Loans	Allowance for Loan Losses	% of Loans	Allowance for Loan Losses	% of Loans

Commercial and industrial	$1,397	27.1%	$2,497	31.0%	$1,755	33.9%	$3,080	33.6%	$1,951	30.4%
Real estate – mortgage	330	21.4%	386	22.1%	508	27.9%	803	28.9%	899	33.1%
Real estate – construction	1,598	38.9%	1,753	34.5%	1,067	28.3%	1,046	27.2%	893	27.6%
Agricultural	316	6.0%	197	5.9%	188	4.4%	229	4.8%	123	3.9%
Installment/other	112	3.6%	103	3.3%	97	1.9%	99	2.2%	102	2.0%
Lease financing	3,619	3.0%	2,312	3.2%	2,466	3.6%	298	3.3%	120	3.0%
Not allocated	376	—	3	—	0	—	1	—	369	—

	$7,748	100.0%	$7,251	100.0%	$6,081	100.0%	$5,556	100.0%	$4,457	100.0%

Reserve allocations increased during 2005 for both leasing financing and agricultural loans. The increase in reserve allocation for lease financing loans is the result of additional reserves allocated to a nonperforming lease portfolio (see discussion following), while increases in reserve allocations for agricultural loans are the result of increases in substandard loans in that category. Reserve allocations decreased for commercial and industrial loans as a result of significant decreases in the level of substandard commercial and industrial loans between December 31, 2004 and December 31 2005.

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

The increase in reserve allocations for lease financing loans since 2003 is the result of the nonperformance of a purchased lease portfolio. The Company purchased a schedule of payments collateralized by Surety Bonds and lease payments in September 2001 that have a current balance owing of $5.5 million plus interest. The leases have been nonperforming since June of 2002 (see “Asset Quality and Allowance for Credit Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2005 Annual Report on Form 10-K). The impaired lease portfolio is on non-accrual status and has a specific allowance allocation of $3.5 million and $2.1 million allocated at December 31, 2005 and 2004, respectively, and a net carrying value of $2.0 million at December 31, 2005. The specific allowance was determined based on an estimate of expected future cash flows.

The Company filed suit for recovery in September 2002 and shortly after, the Surety (“guarantor”) of the leases entered into court proceedings to discharge their guarantee based on the fact that many of the underlying leases were fraudulent. The Company, based upon advice from its counsel, does not believe it is probable the guarantors’ fraud defense will prevail and intends to vigorously pursue the guarantee.

Late in the third quarter of 2005 the Federal Judge issued an order on the Company’s Motion for Judgment on the Pleadings. Under standard court procedural restraints for such motions, not all evidence can be considered. The conclusion of the order noted that the Company would prevail if certain evidence, not considered in the motion, can be introduced in a subsequent motion. The Company will submit documentation and evidence with the next motion that its legal counsel believes sufficient to prevail. The Judge ordered mediation and stayed further motions until mediation is completed. On January 5, 2006 the Company attended mediation. Although some progress was made, resolution of this matter was not concluded. The Company has filed a request with the court to submit a further motion and is awaiting a response from the court.

The guarantor is in a run-off program supervised by the Illinois Department of Insurance. Run-off programs allow companies to manage an orderly liquidation of assets and settlement of liabilities. A concern of the Company with the matters now before the court is the timing of the judicial process. At some point the Department of Insurance may take over management of the Surety and the Company believes this would complicate and delay further the collection of amounts awarded by the court.

The Company believes that under generally accepted accounting principles, a total loss of principal is not probable at this time and the specific allowance of $3.5 million calculated for the impaired lease portfolio at December 31, 2005 under SFAS No. 114 is in accordance with GAAP. At this time it is uncertain how much the Company will collect; however, management believes the Company will collect part, if not all, of the amounts due.

During a regulatory examination in the fourth quarter of 2003, the lease portfolio in question was classified as doubtful by the Bank’s regulators based upon state regulatory guidelines. California state statute No. 1951 requires that a credit, where interest is past due and unpaid for more than one year and is not well secured and not in the process of collection, be charged off. The regulators requested that the Bank charge-off the principal balance in the first or second quarter of 2004 for regulatory purposes if the judge had not made a ruling on the case by March 31, 2004 or, if a ruling had been made but no principal payments have been received by June 30, 2004. The court did not rule by March 31, 2004, and has not made a final ruling on the case at the time of this 10-K filing. As a result, effective March 31, 2004, the Company charged off the entire $5.5 million principal balance for regulatory purposes. As a result of the regulatory charge-off, the Company carries a difference between its regulatory accounting principles (RAP) books and its generally accepted accounting principles (GAAP) books. The financial entries made for regulatory reporting purposes resulted in a $5.5 million reduction in loan balances with a corresponding reduction in the reserve for credit losses. Additional provisions for credit losses of $3.5 million were also required for regulatory accounting purposes, which resulted in a reduction of $2.1 million in regulatory net income (net tax benefit of $1.3 million) for the year ended December 31, 2004 as compared to the financial statements presented under GAAP in the Company’s 2004 Annual Report on Form 10-K.

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

The following summarizes the Company’s allowance for credit losses related to the specific, formula, and unallocated reserves for the year-ends shown (amounts shown prior to 2003 have been adjusted to reflect the revised methodology for allocating the total allowance between the formula allowance and the specific allowance as discussed above):

	December 31,

(Dollars in 000’s)	2005	2004	2003	2002	2001

Formula allowance	$2,976	$2,827	$3,737	$4,216	$3,973
Specific allowance	4,396	4,421	2,344	1,339	115
Unallocated allowance	376	3	0	1	369

Total allowance	$7,748	$7,251	$6,081	$5,556	$4,457

The allowance for credit losses totaled $7.7 million at December 31, 2005, and consisted of $3.0 million in formula allowance, $4.4 million in specific allowance, and $376,000 in unallocated allowance. At December 31, 2005, $3.5 million of the specific allowance was allocated to lease financing loans, and the remaining $669,000, $187,000 and $83,000 were allocated to real estate construction loans, agricultural loans, and commercial and industrial loans, respectively. At December 31, 2004, the Company’s allowance for credit losses was $7.3 million, consisting of $2.8 million in formula allowance, $4.4 million in specific allowance, and $3,000 in unallocated allowance. At December 31, 2004, $1.3 million of the specific allowance was allocated to commercial and industrial loans, and the remaining $2.1 million, $955,000 and $55,000 were allocated to lease financing loans, construction loans, and real estate mortgage loans, respectively. At December 31, 2003, the Company’s allowance for credit losses was $6.1 million, consisting of $3.7 million in formula allowance, and $2.3 million in specific allowance. At December 31, 2003, the specific allowance consisted of $49,000 allocated to commercial and industrial loans, and $2.3 million to lease financing loans.

The total formula allowance increased approximately $149,000 between 2004 and 2005, with only minor formula allowance allocation changes between loan categories occurring between December 31, 2004 and December 31, 2005. Although “pass” loans increased approximately $28.4 million between December 31, 2004 and December 31, 2005, the overall formula allocation percentage dropped slightly as the result of adjustments to historical loss factors. Between December 31, 2004 and December 31, 2005, substandard loans and special mention loans decreased $8.3 million and $5.8 million, respectively.

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

Although in some instances, the downgrading of a loan resulting from the factors used by the Company in its allowance analysis has been reflected in the formula allowance, management believes that in some instances, the impact of material events and trends has not yet been reflected in the level of nonperforming loans or the internal risk grading process regarding these loans. Accordingly, the Company’s evaluation of probable losses related to these factors may be reflected in the unallocated allowance. The evaluation of the inherent losses concerning these factors involve a higher degree of uncertainty because they are not identified with specific problem credits, and therefore the Company does not spread the unallocated allowance among segments of the portfolio. At December 31, 2005 the Company had an unallocated allowance of $376,000, reflecting an increase from the balance of $3,000 and $0 at December 31, 2004 and 2003, respectively Management’s estimates of the unallocated allowance are based upon a number of underlying factors including 1) the effect of deteriorating national and local economic trends, 2) the effects of export market conditions on certain agricultural and manufacturing borrowers, 3) the effects of abnormal weather patterns on agricultural borrowers, as well as other borrowers that may be impacted by such conditions, 4) the effect of increased competition in the Company’s market area and the resultant potential impact of more relaxed underwriting standards to borrowers with multi-bank relationships, 5) the effect of soft real estate markets, and 6) the effects of having a larger number of borrowing relationships which are close to the Company’s lending limit, any one if which were not to perform to contractual terms, would have a material impact on the allowance.

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

The following table sets forth the Company’s nonperforming assets as of the dates indicated:

	December 31,

(Dollars in thousands, except footnote)	2005	2004	2003	2002	2001

Nonaccrual loans (1)	$13,930	$16,682	$18,656	$15,432	$13,019
Restructured loans	0	0	9	0	0

Total nonperforming loans	13,930	16,682	18,665	15,432	13,019
Other real estate owned	4,356	1,615	2,718	9,685	5,390

Total nonperforming assets	$18,286	$18,297	$21,383	$25,117	$18,409

Loans, past due 90 days or more, still accruing	$0	$375	$0	$0	$0

Nonperforming loans to total gross loans	3.33%	4.18%	5.40%	4.42%	3.87%

Nonperforming assets to total gross loans	4.38%	4.59%	6.19%	7.20%	5.47%

(1)

Included in nonaccrual loans at December 31, 2005 are restructured loans totaling $5,114. There are no nonaccrual loans at December 31, 2004 and 2003, which are restructured. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2005 in accordance with their original terms is approximately $1.6 million.

The overall level of nonperforming assets remained level between December 31, 2004 and December 2005 totaling approximately $18.3 million at both period-ends. While nonaccrual loans decreased $2.8 million between the two periods, other real estate owned (OREO) increased $2.7 million. Nonaccrual loans declined between the two periods as the result of nonperforming loans which were either sold, paid off, or charged off to the allowance for loan losses. A substantial portion of the nonaccrual loans at December 31, 2005 are collateralized by real estate. Although two significant OREO properties were sold during 2005, $4.3 million of a $6.1 million loan relationship which became nonperforming during the 2005, was ultimately transferred to OREO during the third quarter of the year and is included in the $4.4 million balance at December 31, 2005. The remaining $1.8 million of the nonperforming loan consists of equipment and inventory, and was transferred to assets held for sale included in other assets on the Company’s consolidated balance sheet.

The overall level of nonperforming assets has remained high since 2001, primarily as the result of a small number of large lending relationships, which have become nonperforming during that period. During 2001, three large relationships totaling approximately $12.0 million were classified as nonaccrual, while approximately $2.9 million in nonaccrual loans were transferred to other real estate owned through foreclosure. During 2002, $5.0 million, representing one of the three large relationships that had become nonaccrual during the previous year, was foreclosed upon and transferred to other real estate owned through foreclosure. In addition during 2002, a nonperforming lease portfolio totaling $5.5 million was taken to nonaccrual status. Nonperforming assets begun to decline during 2004 and have remained stable through 2005 as Management increased efforts to resolve nonperforming assets. Continued high levels of nonperforming assets have the potential to impact the future earnings growth of the Company, however Management believes that with stable nonperforming balances combined with prudent lending policies and adequate loan loss reserves, the Company will not experience any significant impact on earnings.

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

Except for the loans included in the above table, there were no loans at December 31, 2005 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

Liquidity and Asset/Liability Management

The primary function of asset/liability management is to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company’s principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses. Other sources of liquidity not on the balance sheet at December 31, 2005 include unused collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $259.4 million. The Company has maintained significant positive cash flows from operations over the past three years, which amounted to $14.0 million, $9.6 million, and $12.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.

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

The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. In addition to lines of credit from other banks totaling $259.4 million, the contingency plan includes steps that may be taken in the event the total liquidity ratio falls or is projected to fall below 15% for any extended period of time. The Bank ALCO committee shall take steps to correct this condition using one or more of the following methods as needed:

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

The Company continues to utilize liability management, when needed, as part of its overall asset/liability management strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 58.1% of the Company’s loan portfolio at December 31, 2005. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company’s liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company’s highest yielding asset. At December 31, 2005, the Bank had 65.1% of total assets in the loan portfolio and a loan to deposit ratio of 76.3%. Liquid assets at December 31, 2005 include cash and cash equivalents totaling $63.0 million as compared to $56.4 million at December 31, 2004.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings. Core deposits, which comprise approximately 75.7% of total deposits at December 31, 2005, provide a significant and stable funding source for the Company.  At December 31, 2005, unused lines of credit with the Federal Home Loan Bank and the Federal Reserve Bank totaling $216.4 million are collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these unused borrowing lines totaled $291.7 million at December 31, 2005. For further discussion of the Company’s borrowing lines, see “Short Term Borrowings” included in previously in the financial condition section of this financial review.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During 2005 and 2004, total dividends paid by the Bank to the parent company totaled $5.0 million and $6.5 million, respectively. As a bank holding company formed under the Bank Holding Act of 1956, United Security Bancshares is to provide a source of financial strength for its subsidiary bank(s). To help provide financial strength, United Security Bancshares’ trust subsidiary, United Security Bancshares Capital Trust I completed a $15 million offering in Trust Preferred Securities during 2001, the proceeds of which were used to purchase Junior Subordinated Debentures of the Company. Of the $14.5 million in net proceeds received by the Company, $13.7 million in cash was contributed as capital to United Security Bank enhancing the liquidity and capital positions of the Bank, and the remainder provided liquidity to the holding company.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2005, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In

(In thousands)	Note Reference	One Year Or Less	One to Three Years	Three to Five Years	Over Five Years	Total

Deposits without a stated maturity	6	$362,555	$—	$—	$—	$362,555
Time Deposits	6	167,035	14,811	1,459	600	183,905
Junior Subordinated Debt	8				15,464	15,464
Operating Leases	12	209	418	434	1,535	2,596

A schedule of significant commitments at December 31, 2005 follows:

(In thousands)

Commitments to extend credit:
Commercial and industrial	$45,872
Real estate – mortgage	18
Real estate – construction	131,230
Agricultural	9,039
Installment	5,065
Revolving home equity and credit card lines	1,045
Standby letters of credit	5,506

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

The following table sets forth the Company’s and the Bank’s actual capital positions at December 31, 2005 and the regulatory minimums for the Company and the Bank to be well capitalized under the guidelines discussed above:

	Company	Bank

	Actual Capital Ratios	Actual Capital Ratios	Regulatory Minimums- Well Capitalized

Total risk-based capital ratio	14.07%	13.74%	10.00%
Tier 1 capital to risk-weighted assets	12.90%	12.57%	6.00%
Leverage ratio	10.91%	10.61%	5.00%

Under Federal Reserve guidelines, the Company and the Bank are required to maintain a total risk-based capital ratio of 10%, tier 1 capital to risk-weighted assets of 8%, and a leverage ratio of 7%, to be considered well capitalized. As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at December 31, 2005. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

Dividends paid to shareholders by the Company are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution.  The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. During the year ended December 31, 2005, the Company received $5.0 million in cash dividends from the Bank, from which the Company declared $4.2 million in dividends to shareholders.

The Bank as a state-chartered bank is subject to dividend restrictions set forth in California state banking law, and administered by the California Commissioner of Financial Institutions (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the Commissioner may order the state bank not to pay any dividend. The FRB may also limit dividends paid by the Bank. This is not the case with the Bank. Year-to-date dividends of $4.0 million and $5.0 million paid to shareholders and the Company, respectively, through December 31, 2005 were well within the maximum allowed under those regulatory guidelines, without approval of the Commissioner.

Stock Repurchase Plan

	For the Quarters Ended

	March 31,	June 30,	September 30,	December 31,	YTD

Shares repurchased - 2005	3,576	2,468	0	7,037	13,081
Average price paid - 2005	$24.56	$25.56	$—	$32.32	$28.92
Shares repurchased - 2004	9,900	54,745	22,993	1,782	89,420
Average price paid - 2004	$25.70	$22.81	$22.57	$24.22	$23.10
Shares repurchased - 2003	16,613	7,348	11,000	0	34,961
Average price paid - 2003	$17.08	$21.59	$22.63	N/A	$19.77
Shares repurchased - 2002	22,776	12,300	2,000	27,600	64,676
Average price paid - 2002	$16.74	$17.01	$17.24	$17.51	$17.13
Shares repurchased - 2001	N/A	N/A	51,534	64,252	115,786
Average price paid - 2001	N/A	N/A	$16.13	$16.38	$16.27

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At December 31, 2005 the Bank’s qualifying balance with the Federal Reserve was approximately $25,000.

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge has a remaining notional value of $17.1 million and duration of slightly less than 18 months. As of December 31, 2005, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 2.8 years. As of December 31, 2005, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $416,000 (net of tax benefit of $276,000). During the year ended December 31, 2005, $246,000 was reclassified from other accumulated comprehensive income as a reduction to interest income.

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

From the “Gap” report below, the Company is apparently subject to interest rate risk to the extent that its liabilities have the potential to reprice more quickly than its assets within the next year.  At December 31, 2005, the Company had a cumulative 12-month Gap of -$23.8 million or -4.4% of total earning assets.  Management believes the Gap analysis shown below is not entirely indicative of the Company’s actual interest rate sensitivity, because certain interest-sensitive liabilities would not reprice to the same degree as interest-sensitive assets. For example, if the prime rate were to change by 50 basis points, the floating rate loans included in the $230.2 million immediately adjustable category would change by the full 50 basis points. Interest bearing checking and savings accounts which are also included in the immediately adjustable column probably would move only a portion of the 50 basis point rate change and, in fact, might not even move at all. The effects of market value risk have been mitigated to some degree by the makeup of the Bank’s balance sheet. Loans are generally short-term or are floating-rate instruments. At December 31, 2005, $315.3 million or 78.1% of the loan portfolio matures or reprices within one year, and only 3.2% of the portfolio matures or reprices in more than 5 years.

Total investment securities including call options and prepayment assumptions, have a combined duration of approximately 1.9 years. Nearly $398.0 million or 97.4% of interest-bearing liabilities mature or can be repriced within the next 12 months, even though the rate elasticity of deposits with no defined maturities may not necessarily be the same as interest-earning assets.

The following table sets forth the Company’s gap, or estimated interest rate sensitivity profile based on ending balances as of December 31, 2005, representing the interval of time before earning assets and interest-bearing liabilities may respond to changes in market rates of interest. Assets and liabilities are categorized by remaining interest rate maturities rather than by principal maturities of obligations.

Maturities and Interest Rate Sensitivity

	December 31, 2005

(In thousands)	Immediately	Next Day But Within Three Months	After Three Months Within 12 Months	After One Year But Within Five Years	After Five Years	Total

Interest Rate Sensitivity Gap:
Loans (1)	$230,226	$35,862	$49,229	$75,632	$13,031	$403,980
Investment securities		14,899	8,649	59,916	11,772	95,236
Interest bearing deposits in other banks			198	5,599	1,859	7,656
Federal funds sold and reverse repos	35,115					35,115

Total earning assets	$265,341	$50,761	$58,076	$141,147	$26,662	$541,987

Interest-bearing transaction accounts	175,852					175,852
Savings accounts	33,590					33,590
Time deposits (2)	8,011	49,372	115,729	10,193	600	183,905
Federal funds purchased/other borrowings	0					0
Trust Preferred securities		15,464				15,464

Total interest-bearing liabilities	$217,453	$64,836	$115,729	$10,193	$600	$408,811

Interest rate sensitivity gap	$47,888	$(14,075)	$(57,653)	$130,954	$26,062	$133,176
Cumulative gap	$47,888	$33,813	$(23,840)	$107,114	$133,176
Cumulative gap percentage toTotal earning assets	8.8%	6.2%	-4.4%	19.8%	24.6%

(1)	Loan balance does not include nonaccrual loans of $13.930 million.
(2)	See above for discussion of the impact of floating rate CD’s.

The Company utilizes a vendor-purchased simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on a 100, 200, and 300 basis point rise and a 100, 200, and 300 basis point fall in interest rates ramped over a twelve-month period, with net interest impacts projected out as far as twenty-four months. In addition, a “most likely” scenario is projected based upon expected rate changes over the 24-month period. The model is based on the actual maturity and repricing characteristics of the Company’s interest-sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment of certain assets and liabilities. Projected net interest income is calculated assuming customers will reinvest maturing deposit accounts and the Company will originate new loans. The balance sheet growth assumptions utilized correspond closely to the Company’s strategic growth plans and annual budget. Excess cash is invested in overnight funds or other short-term investments such as U.S. Treasuries. Cash shortfalls are covered through additional borrowing of overnight or short-term funds. The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at December 31, 2005, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios simulated.

The Company also utilizes the same vendor-purchased simulation model to project the impact of changes in interest rates on the underlying market value of all the Company’s assets, liabilities, and off-balance sheet accounts under alternative interest rate scenarios. The resultant net value, as impacted under each projected interest rate scenario, is referred to as the market value of equity (“MV of Equity”). This technique captures the interest rate risk of the Company’s business mix across all maturities. The market analysis is performed using an immediate rate shock of 200 basis points up and down (and an additional 300 basis points up) calculating the present value of expected cash flows under each rate environment at applicable discount rates. The market value of loans is calculated by discounting the expected future cash flows over either the term to maturity for fixed rate loans or scheduled repricing for floating rate loans using the current rate at which similar loans would be made to borrowers with similar credit ratings. The market value of investment securities is based on quoted market prices obtained from reliable independent brokers. The market value of time deposits is calculated by discounting the expected cash flows using current rates for similar instruments of comparable maturities. The market value of deposits with no defined maturities, including interest-bearing checking, money market and savings accounts is calculated by discounting the expected cash flows at a rate equal to the difference between the cost of these deposits and the alternate use of the funds, federal funds in this case. Assumed maturities for these deposits are estimated using decay analysis and are generally assumed to have implied maturities of less than five years.  For noninterest sensitive assets and liabilities, the market value is equal to their carrying value amounts at the reporting date. The Company’s interest rate risk policy establishes maximum decreases in the Company’s market value of equity of 12% and 15% in the event of an immediate and sustained 100 BP and 200 BP increase or decrease in market interest rates. As shown in the table below, the percentage changes in the net market value of the Company’s equity are within policy limits for both rising and falling rate scenarios.

The following sets forth the analysis of the Company’s market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at December 31, 2005 and December 31, 2004 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	December 31, 2005			December 31, 2004

Change in Rates	Estimated MV ofEquity	Change in MV of Equity$	Change in MV Of Equity %	Estimated MV of Equity	Change in MV$ of Equity	Change in MV Of Equity %

+ 200 BP	$76,643	$(519)	-0.67%	$59,707	$(1,405)	-2.30%
+ 100 BP	76,202	(960)	-1.24%	60,775	(337)	-0.55%
0 BP	77,162	0	0.00%	61,112	0	0.00%
- 100 BP	72,918	(4,244)	-5.50%	60,216	(896)	-1.47%
- 200 BP	70,587	(6,575)	-8.52%	58,338	(2,774)	-4.54%

Item 8 - Financial Statements and Supplementary Data

Moss Adams LLP
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors
United Security Bancshares

We have audited the accompanying consolidated balance sheets of United Security Bancshares and Subsidiaries (Company) as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. We also have audited management’s assessment included in the accompanying Management’s Report on Internal Control over Financial Reporting that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Security Bancshares and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that United Security Bancshares and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, United Security Bancshares and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Stockton, California
March 15, 2006

United Security Bancshares and Subsidiaries
Consolidated Statements of Condition - Balance Sheets
December 31, 2005 and 2004

(in thousands except shares)	December 31, 2005	December 31, 2004

Assets
Cash and due from banks	$27,915	$30,366
Federal funds sold	35,115	26,040

Cash and cash equivalents	63,030	56,406
Interest-bearing deposits in other banks	7,656	7,429
Investment securities available for sale	95,236	112,250
Loans and leases	417,910	398,684
Unearned fees	(753)	(1,099)
Allowance for credit losses	(7,748)	(7,251)

Net loans	409,409	390,334
Accrued interest receivable	3,394	2,523
Premises and equipment - net	11,028	8,102
Other real estate owned	4,356	1,615
Intangible assets	2,801	3,338
Goodwill	750	750
Cash surrender value of life insurance	13,529	12,571
Investment in limited partnership	3,963	4,295
Deferred income taxes	5,194	4,547
Other assets	8,513	7,536

Total assets	$628,859	$611,696

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$153,113	$129,970
Interest bearing	393,347	406,702

Total deposits	546,460	536,672
Other borrowings	0	75
Accrued interest payable	1,875	1,166
Accounts payable and other liabilities	6,046	5,083
Junior subordinated debt	15,464	15,464

Total liabilities	569,845	558,460
Commitments and Contingent Liabilities
Shareholders’ Equity
Common stock, no par value 10,000,000 shares authorized, 5,680,559 and 5,683,794 issued and outstanding, in 2005 and 2004, respectively	22,084	22,322
Retained earnings	38,682	31,879
Unearned ESOP shares	0	(67)
Accumulated other comprehensive loss	(1,752)	(898)

Total shareholders’ equity	59,014	53,236

Total liabilities and shareholders’ equity	$628,859	$611,696

See notes to consolidated financial statements

United Security Bancshares and Sudsidiaries
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2005, 2004 and 2003

(in thousands except shares and EPS)	2005	2004	2003

Interest Income
Loans, including fees	$33,078	$26,684	$23,257
Investment securities - AFS – taxable	4,163	3,433	3,169
Investment securities - AFS – nontaxable	112	123	132
Federal funds sold and securities purchased under agreements to resell	1,237	324	147
Interest on deposits in other banks	308	310	345

Total interest income	38,898	30,874	27,050
Interest Expense
Interest on deposits	8,523	5,588	5,936
Interest on other borrowed funds	1,135	845	1,324

Total interest expense	9,658	6,433	7,260
Net Interest Income Before Provision for Credit Losses	29,240	24,441	19,790
Provision for Credit Losses	1,140	1,145	1,713

Net Interest Income	28,100	23,296	18,077
Noninterest Income
Customer service fees	4,399	4,311	3,663
Gain (loss) on sale of securities	163	35	(58)
Gain on sale of loans	0	0	21
Gain (loss) on sale of other real estate owned	325	(98)	80
Gain on sale of interest-bearing deposits in other banks	0	0	186
Shared appreciation income	393	8	1,813
Other	1,000	486	443

Total noninterest income	6,280	4,742	6,148
Noninterest Expense
Salaries and employee benefits	8,046	6,663	5,089
Occupancy expense	2,327	2,197	1,658
Data processing	624	659	515
Professional fees	1,234	1,236	991
Director fees	210	192	184
Amortization of intangibles	537	470	353
Correspondent bank service charges	359	318	281
Writedown on investment	702	0	0
Writedown on OREO	0	35	403
Loss on tax credit partnership	458	395	276
Other	2,485	2,502	2,105

Total noninterest expense	16,982	14,667	11,855
Income Before Provision for Taxes on Income	17,398	13,371	12,370
Provision for Taxes on Income	6,390	4,966	4,664

Net Income	$11,008	$8,405	$7,706

Other comprehensive income, net of tax
Unrealized loss on available for sale securities and interest rate swaps - net income tax benefit of ($733), ($535), and ($593)	(854)	(928)	(1,012)

Comprehensive Income	$10,154	$7,477	$6,694

Net Income per common share
Basic	$1.94	$1.49	$1.41

Diluted	$1.92	$1.48	$1.40

Weighted shares on which net income per common share were based
Basic	5,684,924	5,630,256	5,459,926

Diluted	5,726,576	5,667,243	5,511,670

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Periods Ended December 31, 2005

(in thousands except shares)	Common stock Number of Shares	Amount	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total

Balance January 1, 2003	5,406,666	$17,553	$22,576	$(609)	$1,041	$40,561
Director/Employee stock options exercised	123,800	1,293				1,293
Tax benefit of stock options exercised		63				63
Net changes in unrealized gain on available for sale securities (net of income tax benefit of $392)					(588)	(588)
Net changes in unrealized loss on interest rate swaps (net of income tax benefit of $201)					(424)	(424)
Dividends on common stock ($0.58 per share)			(3,189)			(3,189)
Repurchase and retirement of common shares	(34,961)	(691)				(691)
Release of unearned ESOP shares	17,033	9		296		305
Net Income			7,706			7,706

Balance December 31, 2003	5,512,538	18,227	27,093	(313)	29	45,036
Director/Employee stock options exercised	5,000	86				86
Tax benefit of stock options exercised		11				11
Net changes in unrealized gain on available for sale securities (net of income tax benefit of $484)					(726)	(726)
Net changes in unrealized loss on interest rate swaps (net of income tax benefit of $51)					(201)	(201)
Dividends on common stock ($0.64 per share)			(3,619)			(3,619)
Issuance of shares for business combination	241,447	6,033				6,033
Repurchase and retirement of common shares	(89,420)	(2,058)				(2,058)
Release of unearned ESOP shares	14,229	23		246		269
Net Income			8,405			8,405

Balance December 31, 2004	5,683,794	22,322	31,879	(67)	(898)	53,236
Director/Employee stock options exercised	6,000	118				118
Tax benefit of stock options exercised		13				13
Net changes in unrealized loss on available for sale securities (net of income tax benefit of $709)					(1,064)	(1,064)
Net changes in unrealized loss on interest rate swaps (net of income tax benefit of $24)					210	210
Dividends on common stock ($0.74 per share)			(4,205)			(4,205)
Repurchase and retirement of common shares	(13,081)	(377)				(377)
Release of unearned ESOP shares	3,846	8		67		75
Net Income			11,008			11,008

Balance December 31, 2005	5,680,559	$22,084	$38,682	$0	$(1,752)	$59,014

See notes to consolidated financial statements

United Security Bancshares and Subsidiaires
Consolidated Statements of Cash Flows
Periods Ended December 31, 2005, 2004 and 2003

(in thousands)	2005	2004	2003

Cash Flows From Operating Activities:
Net income	$11,008	$8,405	$7,706
Adjustments to reconcile net earnings to cash provided by operating activities:
Provision for credit losses	1,140	1,145	1,713
Depreciation and amortization	1,459	1,297	980
(Accretion) amortization of investment securities	(74)	37	265
Gain (loss) on sale of securities	(163)	(35)	58
(Increase) decrease in accrued interest receivable	(871)	(185)	327
Increase (decrease) in accrued interest payable	709	358	(403)
(Decrease) increase in unearned fees	(346)	327	409
Increase (decrease) in income taxes payable	575	(1,647)	1,489
Deferred income taxes	86	(877)	(904)
Decrease (increase) in accounts payable and accrued liabilities	229	149	(119)
Write-down of other investments	702	0	0
Write-down of other real estate owned	0	35	403
(Gain) loss on sale of other real estate owned	(325)	98	(80)
Gain on sale of loans	0	0	(21)
Gain on sale of interest-bearing deposits with banks	0	0	(186)
Gain (loss) on sale of assets	5	(7)	14
Increase in surrender value of life insurance	(379)	(252)	(103)
Loss in limited partnership interest	458	395	276
Net (increase) decrease in other assets	(214)	357	293

Net cash provided by operating activities	13,999	9,600	12,117
Cash Flows From Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(227)	975	2,237
Purchases of available-for-sale securities	(4,804)	(55,552)	(68,763)
Net (purchase) redemption of FHLB/FRB and other bank stock	(267)	(1,038)	1,026
Maturities, calls, and principal payments on available-for-sale securities	13,486	24,126	55,292
Proceeds from sales of available-for-sale securities	6,795	10,923	33,000
Investment in limited partnership	(126)	0	(2,381)
Proceeds from sale of investment in title company	527	0	0
Premiums paid on life insurance	(579)	(9,000)	0
Net increase in loans	(25,971)	(28,238)	(532)
Cash proceeds from sales of loans	0	0	5,529
Cash and equivalents received in bank acquisitions	0	15,383	0
Cash proceeds from sales of foreclosed leased assets	258	192	643
Cash proceeds from sales of other real estate owned	1,895	970	391
Capital expenditures for premises and equipment	(3,857)	(2,779)	(744)
Cash proceeds from sales of premises and equipment	21	26	1,034

Net cash (used in) provided by investing activities	(12,849)	(44,012)	26,732
Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	25,867	54,736	28,326
Net decrease in certificates of deposit	(16,079)	(6,757)	(11,869)
Net decrease in repurchase agreements	0	0	(35,400)
Director/Employee stock options exercised	118	86	1,293
Repurchase and retirement of common stock	(377)	(2,058)	(691)
Repayment of ESOP borrowings	(75)	(269)	(305)
Payment of dividends on common stock	(3,980)	(3,510)	(3,098)

Net cash provided by (used in) financing activities	5,474	42,228	(21,744)

Net increase in cash and cash equivalents	6,624	7,816	17,105
Cash and cash equivalents at beginning of period	56,406	48,590	31,485

Cash and cash equivalents at end of period	$63,030	$56,406	$48,590

See notes to consolidated statements

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004, and 2003

1.	Organization and Summary of Significant Accounting and Reporting Policies

Basis of Presentation – The consolidated financial statements include the accounts of United Security Bancshares, and its wholly owned subsidiaries, United Security Bank and subsidiary (the “Bank”), as well as United Security Bancshares Capital Trust I (the “Trust”) which was deconsolidated in 2004 pursuant to FIN46, (collectively the “Company” or “USB”). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, (including the Bank). United Security Bancshares operates as one business segment providing banking services to commercial establishments and individuals primarily in the San Joaquin Valley of California.

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

The Bank also offers a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include cashiers checks, travelers checks, money orders, and foreign drafts. In addition, the Bank offers Internet banking services to its commercial and retail customers. The Bank does not operate a trust department, however it makes arrangements with its correspondent bank to offer trust services to its customers upon request.

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

a.

Cash and cash equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. At times throughout the year, balances can exceed FDIC insurance limits. Generally, federal funds sold and repurchase agreements are sold for one-day periods. Repurchase agreements are with a registered broker-dealer affiliated with a correspondent bank and work much like federal funds sold, except that the transaction is collateralized by various investment securities. The securities collateralizing such transactions generally consist of U.S. Treasuries, U.S. Government and U.S. Government-sponsored agencies. The Bank did not have any repurchase agreements during 2005 or 2004, or at December 31, 2005 or 2004. All cash and cash equivalents have maturities of three months or less.

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

e.

Loans held-for-sale - Loans originated and designated as held-for-sale are carried at the lower of cost or estimated fair value, as determined by quoted market prices, in aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. Gains or losses on the sale of such loans are based on the specific identification method. The Company held no loans for sale at December 31, 2005 or 2004.

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

h.

Intangible Assets and Goodwill - Intangible assets are comprised of core deposit intangibles, residual identifiable intangibles (previously called goodwill), and goodwill acquired in branch acquisitions in which the fair value of the liabilities assumed exceeded the fair value of the assets acquired. Core deposit intangibles of $1,875,000 and $2,276,000 (net of accumulated amortization of $2,121,000 and $1,720,000) at December 31, 2005 and 2004 are amortized over the estimated useful lives of the existing deposit bases (7 years) using a method which approximates the interest method. Residual identifiable intangibles (previously called goodwill), resulting from the purchase of certain bank branches in years prior to 2005, of $926,000 and $1.1 million (net accumulated amortization of $1.3 million and $1.1 million) at December 31, 2005 and 2004 is being accounted for under the provisions of SFAS No. 72 “Accounting for Acquisitions of Certain Financial Institutions”, and is being amortized using a method which approximates the interest method over a period of 15 years.

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

Goodwill resulting from the acquisition of Taft National Bank during April 2004 is considered to have an indefinite life and is not amortized pursuant to SFAS No. 141, Business Combinations. At December 31, 2005 goodwill totaled $750,000. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is evaluated annually for impairment. Impairment testing of goodwill is performed during April of each year at a reporting unit level. The Company had no impairment adjustments during 2005 or 2004.

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

m.	Advertising Costs - The Company expenses marketing costs as they are incurred. Advertising expense was $98,000, $74,000 and $66,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

n.

Stock Based Compensation - At December 31, 2005, the Company has a stock-based employee compensation plan, which is described more fully in Note 10.  The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123”.

	Years Ended December 31,

(In thousands except earnings per share)	2005	2004	2003

Net income, as reported	$11,008	$8,405	$7,706
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(46)	(40)	(12)

Pro forma net income	$10,962	$8,365	$7,694

Earnings per share:
Basic – as reported	$1.94	$1.49	$1.41

Basic – pro forma	$1.92	$1.49	$1.41

Diluted – as reported	$1.93	$1.48	$1.40

Diluted – pro forma	$1.91	$1.48	$1.40

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and requires that such transactions be accounted for using a fair value-based method. The Company will adopt the requirements of SFAS No. 123R using the modified-prospective method during the first quarter of 2006. SFAS No. 123R will require the Company to recognize as compensation expense, the fair value of stock options granted to employees and Directors of the Company beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. Exclusive of options that can still be issued, the estimated additional pretax compensation expense expected to be recognized during 2006 is approximately $103,000.

o.

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including residual intangible assets (previously called goodwill) and other intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Pursuant to SFAS No. 147, core deposit intangibles are also evaluated for impairment in accordance with the guidelines of SFAS No. 144. It does not apply to financial instruments, mortgage and other servicing rights, or deferred tax assets. Based on such evaluation, the Bank determined that there is no impairment loss to be recognized in 2005, 2004 or 2003.

p.

Employee Stock Ownership Plan (“ESOP”) - The Bank accounts for shares acquired by its leveraged ESOP in accordance with the guidelines established by the American Institute of Certified Public Accounts Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”). Under SOP 93-6, the Bank recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the Bank’s ESOP shares committed to be released differ from the cost of those shares, the differential is charged or credited to equity. The ESOP is externally leveraged and, as such, the ESOP debt is recorded as a liability and interest expense is recorded on that debt. The ESOP shares not yet committed to be released are accounted for as a reduction of shareholders’ equity. The credit line related to the leveraged ESOP matured during 2005, and as result, all remaining balances were repaid during the first quarter of 2005. All remaining unallocated shares were committed to be released and subsequently allocated as of December 31, 2005.

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

On April 15, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under Statement No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005, or after Dec. 15, 2005 for small business issuers. Calendar year-end companies that are not small business issuers, therefore, would have been permitted to follow the pre-existing accounting literature for the first and second quarters of 2005, but required to follow Statement No. 123R for their third quarter reports. The Commission’s new rule allows companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or Dec. 15, 2005 for small business issuers. This means that the Company, which is a calendar year-end company, is not required to comply with Statement No. 123R until the interim financial statements for the first quarter of 2006 are filed with the Commission. As a result of the SEC’s ruling, the Company will adopt the requirements of SFAS No. 123R using the modified-prospective method during the first quarter of 2006. Exclusive of options that can still be issued, Management estimates that the effective of adopting this Statement will result in approximately $103,000 in additional compensation expense during 2006.

v.

New Entity - During August 2005, the Bank formed a new subsidiary named United Security Emerging Capital Fund (the Fund) for the purpose of providing investment capital for Low-Income Communities (LIC’s). The new subsidiary was formed as a Community Development Entity (CDE) and as such, must be certified by the Community Development Financial Institutions Fund of the United States Department of the Treasury in order to apply for New Market Tax Credits (NMTC). The Fund submitted an application to the Department of the Treasury to become certified as a CDE in August 2005. Subsequent to that application, the Fund submitted an application to apply for an allocation of New Market Tax Credits in September 2005. The Fund expects a response to its NMTC application during the second quarter of 2006. If the Fund’s NMTC application is approved, and the Fund is certified as a CDE, the Fund can attract investments and make loans and investments in LIC’s and thereby qualify its investors to receive Federal Income Tax Credits. The maximum that can be applied for under the New Markets Tax Credit program by any one CDE is $150 million, and the Bank is subject to an investment limitation of 10% of its Risk-based capital. Federal new market tax credits would be applied over a seven-year period, 5% for the first three years, and 6% for the next four years for a total of 39%.

	w.	Reclassifications - Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the classifications used in 2005.

2.	Investment Securities

Following is a comparison of the amortized cost and approximate fair value of investment securities for the years ended December 31, 2005 and December 31, 2004:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)

December 31, 2005:
Securities available for sale:
U.S. Government agencies	$82,215	$110	$(2,002)	$80,323
U.S. Government agency collateralized mortgage obligations	22	0	(1)	21
Obligations of state and political subdivisions	2,226	95	(1)	2,320
Other investment securities	13,000	0	(428)	12,572

Total securities available for sale	$97,463	$205	$(2,432)	$95,236

December 31, 2004:
Securities available for sale:
U.S Treasuries	$399	$0	$(2)	$397
U.S. Government agencies	89,329	312	(764)	88,877
U.S. Government agency collateralized mortgage obligations	31	0	0	31
Obligations of state and political subdivisions	2,242	155	0	2,397
Other investment securities	20,703	70	(225)	20,548

Total securities available for sale	$112,704	$537	$(991)	$112,250

Included in other investment securities at December 31, 2005, is a short-term government securities mutual fund totaling $7.7 million, and a CRA-qualified mortgage fund totaling $4.9 million. Included in other investment securities at December 31, 2004, is a short-term government securities mutual fund totaling $7.8 million, a commercial asset-backed trust totaling $4.6 million, a CRA-qualified mortgage fund totaling $5.0 million, and Trust Preferred securities pools totaling $3.2 million. The commercial asset-backed trust consists of fixed and floating rate commercial and multifamily mortgage loans. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

Management periodically evaluates each available-for-sale or held-to-maturity investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.  Management has determined that no investment security is other than temporarily impaired.  The unrealized losses are due solely to interest rate changes and the Company has the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security.

The following summarizes temporarily impaired investment securities at December 31, 2005:

	Less than 12 Months		12 Months or More		Total

(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses

December 31, 2005:
Securities available for sale:
U.S. Government agencies	$18,071	$(306)	$58,074	$(1,696)	$76,145	$(2,002)
U.S. Govt. agency CMO’s	0	0	16	(1)	16	(1)
Obligations of state and political subdivisions	35	(1)	0	0	35	(1)
Other investment securities	0	0	12,572	(428)	12,572	(428)

Total impaired securities	$18,106	$(307)	$70,662	$(2,125)	$88,768	$(2,432)

December 31, 2004:
Securities available for sale:
U.S. Treasury securities	$398	$(2)	$0	$0	$398	$(2)
U.S. Government agencies	58,533	(570)	10,174	(194)	68,707	(764)
Other investment securities	1,590	(5)	12,824	(220)	14,414	(225)

Total impaired securities	$60,521	$(577)	$22,998	$(414)	$83,519	$(991)

Temporarily impaired securities at December 31, 2005 are comprised of twenty (20) U.S. government agency securities, two other investment securities, one municipal bond, and one U.S. agency collateralized mortgage obligation with a total weighted average life of 2.8 years. Temporarily impaired securities at December 31, 2004 are comprised of twenty-two (22) U.S. government agency securities, three other investment securities, and one U.S. treasury security with a total weighted average life of 4.2 years.

There were gross realized gains on sales of available-for-sale securities totaling $163,000, $152,000, and $11,000 during the years ended December 31, 2005, 2004, and 2003, respectively. There were no gross realized losses on available-for-sale securities during the year ended December 31, 2005. There were gross realized losses on available-for-sale securities totaling $117,000 and $69,000 during the years ended December 31, 2004 and 2003, respectively.

The amortized cost and fair value of securities available for sale at December 31, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	December 31, 2005

(In thousands)	Amortized Cost	Fair Value (Carrying Amount)

Due in one year or less	$20,002	$19,519
Due after one year through five years	55,778	54,334
Due after five years through ten years	1,381	1,431
Due after ten years	20,280	19,931
Collateralized mortgage obligations	22	21

	$97,463	$95,236

At December 31, 2005 and 2004, available-for-sale securities with an amortized cost of approximately $69.3 million and $70.7 million (fair value of $67.8 million and $70.4 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

The Company had no held-to-maturity or trading securities at December 31, 2005 or 2004.

3.	Loans

Loans are comprised of the following:

	December 31,

(In thousands)	2005	2004

Commercial and industrial	$113,263	$123,720
Real estate – mortgage	89,503	88,187
Real estate – construction	162,873	137,523
Agricultural	24,935	23,416
Installment	15,002	13,257
Lease financing	12,334	12,581

Total Loans	$417,910	$398,684

The Company’s loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 27.1% of total loans at December 31, 2005 and have a high degree of industry diversification. A substantial portion of the commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 21.4% of total loans at December 31, 2005, are secured by trust deeds on primarily commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

Real estate construction loans, representing 38.9% of total loans at December 31, 2005, consist of loans to residential contractors, which are secured by single-family residential properties. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions.

Agricultural loans represent 6.0% of total loans at December 31, 2005 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Lease financing loans, representing 3.0% of total loans at December 31, 2005, consist of loans to small businesses, which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

Occasionally, shared appreciation agreements are made between the Company and the borrower on certain construction loans where the Company agrees to receive interest on the loan at maturity rather than monthly and the borrower agrees to share in the profits of the project. Due to the difficulty in calculating future values, shared appreciation income is recognized when received. The Company does not participate in a significant number of shared appreciation projects, and as a result, does not anticipate large amounts of shared appreciation income on an ongoing basis. Shared appreciation income totaled $393,000, $8,000, and $1.8 million for the years ended December 31, 2005, 2004, and 2003, respectively.

There were no loans over 90 days past due and still accruing at December 31, 2005. Loans over 90 days past due and still accruing totaled $375,000 at December 31, 2004. Nonaccrual loans totaled $13.9 million and $16.7 million at December 31, 2005 and 2004, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at December 31, 2005. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2005 in accordance with their original terms is approximately $1.6 million. The interest income recoded on such loans during 2005 totaled $34,000. There was no interest income recorded on such loans during the year ended December 31, 2004 and 2003.

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

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

	December 31,

(In thousands)	2005	2004

Aggregate amount outstanding, beginning of year	$1,244	$615
New loans or advances during year	2,795	974
Repayments during year	(3,209)	(1,212)
Other (1)	1,610	867

Aggregate amount outstanding, end of year	$2,440	$1,244

Loan commitments	$2,904	$902

(1)

The balance reported at December 31, 2004 did not include $1.6 million in outstanding balances for a Director elected during 2004. This amount has been added during 2005 for purposes of this schedule. During 2004, the Company added one director. This figure represents the addition of outstanding balances at the time of this Directors’ election.

An analysis of changes in the allowance for credit losses is as follows:

	Years Ended December 31,

(In thousands)	2005	2004	2003

Balance, beginning of year	$7,251	$6,081	$5,556
Provision charged to operations	1,140	1,145	1,713
Losses charged to allowance	(773)	(590)	(1,274)
Recoveries on loans previously charged off	165	136	86
Reserve acquired in merger	—	986	—
Reclass off-balance sheet reserve	(35)	(507)	—

Balance at end-of-period	$7,748	$7,251	$6,081

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

At December 31, 2005 and 2004, the Company’s recorded investment in loans for which impairment has been recognized totaled $12.9 million and $17.7 million, respectively. Included in total impaired loans at December 31, 2005 are $10.6 million of impaired loans for which the related specific allowance is $4.1 million, as well as $2.3 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. At December 31, 2004, total impaired loans included $12.0 million for which the related specific allowance is $3.2 million, as well as $5.7 million of impaired loans that as a result of write-downs or the fair value of the collateral did not have a specific allowance. The average recorded investment in impaired loans was $15.9 million, $16.6 million, and $18.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the year ended December 31, 2005, the Company recognized income of $34,000 on such loans. For the years ended December 31, 2004 and 2003, the Company recognized no income on impaired loans.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2005 and 2004 these financial instruments include commitments to extend credit of $192.3 million and $179.6 million, respectively, and standby letters of credit of $5.5 million and $3.4 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

4.	Premises and Equipment

The components of premises and equipment are as follows:

	December 31,

(In thousands)	2005	2004

Land	$570	$474
Buildings and improvements	9,710	6,897
Furniture and equipment	8,064	7,360

	18,344	14,731
Less accumulated depreciation and amortization	(7,316)	(6,629)

Total premises and equipment	$11,028	$8,102

During 2005, the Company purchased the Taft branch premises for a total of $1.0 million. The Company previously owned a 25% partnership interest in the building premises with a carrying cost of $190,000, and rented space in the building for its Taft branch operations. The partnership interest was included in other assets on the Company’s balance sheet. As a result of the purchase, the Company eliminated its partnership investment and recorded a gain of $61,000 on the transaction.

During April 2004, the Company acquired $1.6 million in net assets, including a fair market value adjustment of $291,000, as a result of the merger with Taft National Bank (see Note 21). The fair values of net assets acquired from Taft were comprised of $220,000 in land, $1,046,000 in buildings and improvements, and $321,000 million in furniture and equipment.

Total depreciation expense on Company premises and equipment totaled $906,000, $823,000, and $623,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in occupancy expense in the accompanying consolidated statements of income.

5.	Investment in Limited Partnership

During the fourth quarter of 1997, the Bank purchased a limited interest in a private limited partnership that acquires affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended. During 2001 and then again in 2003 and 2005, the Bank purchased additional limited partnership interests totaling $939,000, $2.4 million, and $126,000, respectively. Certain properties may also be eligible for state tax credits under various sections of the California Revenue and Taxation Code. The Bank’s limited partnership investment is accounted for under the equity method. The Bank’s noninterest expense associated with the utilization and expiration of these tax credits for the year ended December 31, 2005, 2004 and 2003 was $458,000, $395,000, and $276,000, respectively. The limited partnership investments are expected to generate remaining tax credits of approximately $3.6 million over the life of the investment. The tax credits expire between 2009 and 2014. Tax credits utilized for income tax purposes for the years ended December 31, 2005, 2004, and 2003 totaled $547,000, $409,000, and $355,000, respectively.

6.	Deposits

Deposits include the following:

	December 31,

(In thousands)	2005	2004

Noninterest-bearing deposits	$153,113	$129,970
Interest-bearing deposits:
NOW and money market accounts	175,852	173,943
Savings accounts	33,590	32,775
Time deposits:
Under $100,000	53,254	61,626
$100,000 and over	130,651	138,358

Total interest-bearing deposits	393,347	406,702

Total deposits	$546,460	$536,672

At December 31, 2005, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands)

One year or less	$166,909
More than one year, but less than or equal to two years	10,912
More than two years, but less than or equal to three years	4,010
More than three years, but less than or equal to four years	727
More than four years, but less than or equal to five years	747
More than five years	600

$183,905

The Company may occasionally obtain brokered deposits as an additional source of funding. At December 31, 2005, the Company held brokered time deposits totaling $32.4 million with an average rate of 3.47%. Of this balance, $30.2 million is included in time deposits of $100,000 or more, and the remaining $2.2 million is included in time deposits of less than $100,000. Included in brokered time deposits are balances totaling $19.8 million maturing in three months or less, and $12.6 million maturing in three to six months.

Deposits of directors, officers and other related parties to the Bank totaled $6.4 million and $5.2 million at December 31, 2005 and 2004, respectively. The rates paid on these deposits were those customarily paid to the Bank’s customers in the normal course of business.

7.	Short-term Borrowings/Other Borrowings

The Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $248.7 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $10.7 million at December 31, 2005. At December 31, 2005 and 2004, the Company had no advances on its lines of credit. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB and certain qualifying mortgage loans. As of December 31, 2005, $17.5 million in real estate-secured loans were pledged as collateral for FHLB advances. Additionally, $274.2 million in real estate-secured loans were pledged at December 31, 2005 as collateral for unused borrowing lines with the Federal Reserve Bank totaling $205.7 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

The Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $169.1 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $26.7 million at December 31, 2004.

On June 20, 2000, the Company’s ESOP entered into an agreement with a correspondent bank to establish a $1.0 million unsecured line of credit with a variable rate of prime plus 100 basis points and maturity of June 20, 2005. The loan was guaranteed by the Company. The loan matured and was paid off during January 2005. Advances on the line totaled $75,000 at December 31, 2004.

8.	Junior Subordinated Debt

On July 16, 2001, the Company’s wholly owned special-purpose trust subsidiary, United Security Bancshares Capital Trust I (the “Trust”) issued  $15 million in Company obligated mandatorily redeemable cumulative trust preferred securities of subsidiary trust holding solely junior subordinated debentures (“Trust Preferred Securities”). Pursuant to FASB-issued Interpretation No. 46 (FIN46), the Company determined that USB Trust is a Variable Interest Entity (VIE) as defined, and deconsolidated the Trust effective March 31, 2004.  The securities bear a floating rate of interest of 3.75% over the six month LIBOR rate, payable semi-annually.  Concurrent with the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debentures of the Company. The Company will pay interest on the Junior Subordinated Debentures to the Trust, which represents the sole revenues and sole source of dividend distributions to the holders of the Trust Preferred Securities. The Company has the right, assuming no default has occurred, to defer payments of interest on the Junior Subordinated Debentures at any time for a period not to exceed 20 consecutive quarters. The Trust Preferred Securities will mature on July 25, 2031, but can be redeemed after July 25, 2006 at a premium, and can be redeemed after July 25, 2011 at par.  The obligations of the Trust are fully and unconditionally guaranteed, on a subordinated basis, by the Company.

The Company received $14.5 million from the Trust upon issuance of the Junior Subordinated Debentures, of which $13.7 million was contributed by the Company to the Bank to increase its capital. The remainder was utilized by the Company for general corporate purposes. Under applicable regulatory guidelines, a portion of the Trust Preferred Securities qualifies as Tier I Capital, and the remainder as Tier II Capital. Issuance costs of $495,000 ($422,000 remaining at December 31, 2005) related to the Trust Preferred Securities have been deferred and are being amortized over the 30-year life of the securities. Interest expense on the Trust Preferred Securities totaled $1.1 million and $805,000, and amortization expense totaled $17,000 for both the years ended December 31, 2005 and 2004.

9.	Taxes on Income

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,

(In thousands)	2005	2004

Deferred tax assets:
Credit losses not currently deductible	$3,177	$2,853
State franchise tax	638	463
Deferred compensation	685	570
Amortization of core deposit intangible	290	235
Depreciation	0	0
OREO write-down	14	116
Deferred gain on sale of OREO	106	125
Unrealized holding gain on interest rate swap	275	251
Unrealized holding loss on AFS securities	891	182
Amortization of premium on CD’s	107	119
Other	172	176

Total deferred tax assets	6,355	5,090
Deferred tax liabilities:
Depreciation	(89)	(138)
FHLB dividend	(127)	(92)
Loss on tax credit investment	(706)	0
Prepaid expenses	(239)	(313)

Total deferred tax liabilities	(1,161)	(543)

Net deferred tax assets	$5,194	$4,547

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required, based upon a determination that some or all of the deferred assets may not be ultimately realized. The Company has concluded that it is more likely than not that the deferred tax assets will be recognized in the normal course of business, therefore no valuation allowance is considered necessary at December 31, 2005.

Taxes on income for the years ended December 31 consist of the following:

(In thousands)	Federal	State	Total

2005:
Current	$4,686	$1,618	$6,304
Deferred	(86)	172	86

	$4,600	$1,790	$6,390

2004:
Current	$4,169	$1,674	$5,843
Deferred	(629)	(248)	(877)

	$3,540	$1,426	$4,966

2003:
Current	$4,255	$1,313	$5,568
Deferred	(734)	(170)	(904)

	$3,521	$1,143	$4,664

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,

	2005	2004	2003

Statutory federal income tax rate	34.3%	34.0%	34.0%
State franchise tax, net of federal income tax benefit	7.2	7.2	7.2
Tax exempt interest income	(0.6)	(0.9)	(1.0)
Low Income Housing – federal credits	(3.1)	(3.1)	(3.8)
Other	(1.1)	(0.1)	1.3

	36.7%	37.1%	37.7%

The Company’s subsidiary Real Estate Investment Trust (“REIT”) subsidiary was formed effective December 31, 2001 and based on a tax opinion letter provided to the Company state tax benefits were recognized for the year ended December 31, 2002. On December 31, 2003 the California Franchise Tax Board (FTB) announced certain tax transactions related to real estate investment trusts (REITs) and regulated investment companies (RICs) will be disallowed pursuant to Senate Bill 614 and Assembly Bill 1601, which were signed into law in the 4th quarter of 2003.  As a result, the Company reversed related net state tax benefits recorded in the first three quarters of 2003 and has taken no further tax benefits.

During the first quarter of 2005, the FTB notified the Company of its intent to audit the REIT for the tax years ended December 2001 and 2002. The Company has retained legal counsel to represent it in the tax audit, and counsel has provided the FTB with documentation supporting the Company’s position. The FTB concluded its audit during January 2006. At that time the FTB submitted a closing letter to the Company, which included proposed assessments related to the tax benefits taken for the REIT during 2002. The Company still believes the case has merit based upon the fact that the FTB is ignoring certain facts of law in the case. The Company cannot reasonably determine at this time what the ultimate outcome of the audit will be.  The outcome of the audit will not end the administrative processing of the REIT issue because the Company will continue to assert its administrative protest and appeal rights pending the outcome of litigation by another taxpayer presently in process on the REIT issue. If the FTB were to prevail against the Company in its defense of tax benefits taken during 2002, the reversal of such tax benefits and related costs would be approximately $755,000, excluding any possible penalties and interest.

10.	Stock Options

Options have been granted to officers and key employees at an exercise price equal to estimated fair values at the date of grant as determined by the Board of Directors.  During 1995, the Board of Directors and shareholders of the Company approved the adoption of the 1995 Stock Option Plan. The 1987 Plan was terminated as to the granting of additional options under that plan, and all remaining options under that plan were exercised by December 31, 2000. The options granted under the 1995 Stock Option Plan are exercisable 20% each year commencing one year after the date of grant and expire ten years after the date of grant. Pursuant to the adoption of the 2005 Stock Option Plan (see below), there are no remaining shares reserved under the 1995 Stock Option Plan.

In April 2005, the Board approved the adoption of the United Security Bancshares 2005 Stock Option Plan (2005 Plan), subject to the approval of the Shareholders. At the same time, the 1995 Stock Option Plan was terminated and no further options may be granted under the 1995 Plan. The 2005 Plan provides for the granting of up to 250,000 shares of authorized and unissued shares of common stock at option prices per share which must not be less than 100% of the fair market value per share at the time each option is granted. The 2005 Plan further provides that the maximum aggregate number of shares that may be issued as incentive stock options under the 2005 Plan is 250,000. As with the 1995 Stock Option Plan, options granted under the 2005 Stock Option Plan are exercisable 20% each year commencing one year after the date of grant and expire ten years after the date of grant The 2005 Plan was approved by the Company’s shareholders at the 2005 Annual Shareholders meeting held on May 18, 2005.

The options granted (ISO’s for employees and NQ’s for Directors) have an exercise price of the prevailing market on the date of grant under the 1995 or 2005 Stock Option Plans.  All previous plans, including the 1995 Plan, have been terminated. The number of shares granted remaining under the 1995 Plan was 86,000 shares (70,000 exercisable) as of December 31, 2005. Under the 2005 Plan, 35,000 shares have been granted (30,000 incentive stock options and 5,000 nonqualified stock options) since the Plan’s approval in May 2005.

Options outstanding, exercisable, exercised and forfeited are as follows:

	2005 Plan	Weighted Average Exercise Price	1995 Plan	Weighted Average Exercise Price

Options outstanding January 1, 2003	—	—	211,800	$11.62
Exercised during the year	—	—	(123,800)	$10.45
Canceled or expired during the year	—	—	(5,000)	$17.50

Options outstanding December 31, 2003	—	—	83,000	$13.01
Exercised during the year	—	—	30,000	$24.63
Canceled or expired during the year	—	—	(5,000)	$17.20

Options outstanding December 31, 2004	0	—	108,000	$16.05
Granted during the year	35,000	$28.36	15,000	$24.33
Exercised during the year	0	—	(6,000)	$19.72
Canceled or expired	0	—	(31,000)	$24.40

Options outstanding December 31, 2005	35,000	$28.36	86,000	$14.22

Included in total outstanding options at December 31, 2005, are 70,000 exercisable shares under the 1995 plan, at a weighted average price of $12.31. There are no shares exercisable under the 2005 Plan at December 31, 2005. Included in total outstanding options at December 31, 2004, are 73,000 exercisable shares under the 1995 plan, at a weighted average price of $13.01.

Additional information regarding options as of December 31, 2005 is as follows:

Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Avg Remaining Contract Life (yrs)	Weighted Avg Exercise Price	Number Exercisable	Weighted Avg Exercise Price

$11.33	60,000	1.6	$11.33	60,000	$11.33
$17.00 to $17.50	13,000	5.1	$17.46	9,000	$17.44
$24.16 to $28.87	48,000	9.5	$27.26	1,000	$24.41

Total	121,000			70,000

As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123”, requires the disclosure of pro forma net income and earnings per share. Under SFAS 148, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for expected life: 49 months following vesting for 2005, 46 months following vesting for 2004, 60 months following vesting for 2001, 24 months following vesting for 2000, 77 months following vesting for 1997, and 64 months following vesting for 1996 and 1995. Assumptions for stock volatility were 21.3% in 2005, 21.5% in 2004, 12.41% in 2001 and 2000, 15.88% in 1997, 7.08% in 1996 and 6.59% in 1995. Risk free interest rates used were 5.2% in 2005, 3.6% in 2004, 5.1% in 2001, 6.0% in 2000, 6.2% in 1997, 6.9% in 1996 and 6.4% in 1995. Expected dividends range from 1.7% to 3.8% during the expected term of the options. See Note 1 for pro forma net income calculations pursuant to SFAS No. 148.

The Company will adopt the requirements of SFAS No. 123R using the modified-prospective method during the first quarter of 2006. SFAS No. 123R will require the Company to recognize as compensation expense, the fair value of stock options granted to employees and Directors of the Company beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. Exclusive of options that can still be issued, the estimated additional pretax compensation expense to be recognized during 2006 is approximately $103,000.

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

During June of 2000, the Company’s Employee Stock Ownership Plan (“ESOP”) established an unsecured five-year variable-rate line of credit (“the loan”) in the amount of $1.0 million for the purpose of purchasing common stock of the Company. The loan was with a correspondent bank and was guaranteed by the plan’s sponsor, United Security Bancshares. The loan matured and final payment was made during the first quarter of 2005. Concurrent with the loan payoff, the final 3,846 shares remaining unallocated leveraged ESOP shares, with an average cost of $17.33 per share, were committed to be released. There are no further commitments on the line of credit.

The ESOP used the proceeds of the loan to acquire shares of the Company’s common stock, which were held in a suspense account by the ESOP. At the end of each year, shares were released for allocation to the accounts of the individual ESOP participants in proportion to the principal and interest paid on the loan during the year. The ESOP loan was recorded as a liability of the Company and the unreleased shares purchased with the loan were reported as unearned ESOP shares in shareholders’ equity. Unreleased shares were not recognized as outstanding for earnings per share and capital computations. Dividends on unallocated ESOP shares were used to pay debt service on the ESOP loan and, as such, were recorded as a reduction of debt and accrued interest. Dividends on unallocated ESOP shares used to pay debt service on the ESOP loan amounted to $3,000, $14,000, and $22,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

ESOP compensation expense totaled $467,000, $328,000, and $282,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Interest expense incurred on the ESOP loan totaled $408, $11,000, and $26,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Allocated, committed-to-be-released, and unallocated ESOP shares as of December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Allocated	174,782	143,491	128,307
Committed-to-be-released	3,846	14,229	16,692
Unallocated	0	3,846	18,075

Total ESOP shares	178,628	161,566	163,074

Fair value of unreleased shares	N/A	$98,035	$493,086

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code.  All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire.  Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors.  Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 5% of the employees’ eligible annual compensation.  Company contributions are subject to certain vesting requirements over a period of six years. Contributions made by the Company are invested in Company stock.  During 2005, 2004 and 2003, the Company contributed a total of $214,000, $191,000, and $170,000, respectively, to the Deferral Plan.

Salary Continuation Plan

The Company has established a non-qualified Salary Continuation Plan for five of the Company’s key employees, which provides additional compensation benefits upon retirement for a period of 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 years. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the Plan. The Company’s current benefit liability is determined based upon vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which averages approximately 20 years. At December 31, 2005 and 2004, $2.0 million and $1.7 million, respectively, had been accrued to date, based on a discounted cash flow using a discount rate of 6.39% and 6.15%, respectively, and is included in other liabilities. In connection with the implementation of the Salary Continuation Plans, the Company purchased single premium universal life insurance policies on the life of each of the key employees covered under the Plan. The Company is the owner and beneficiary of these insurance policies. The cash surrender value of the policies was $3.4 million at both December 31, 2005 and 2004. The assets of the Plan, under Internal Revenue Service regulations, are the property of the Company and are available to satisfy the Company’s general creditors.

Officer Supplemental Life Insurance Plan

During 2004, the Company purchased single premium Bank-owned life insurance policies (BOLI) on certain officers with a portion of the death benefits available to the officers’ beneficiaries. The single premium paid at policy commencement of the BOLI in 2004 totaled $9.0 million. Additional BOLI policies totaling $579,000 were purchased during 2005. The BOLI’s initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company.  The cash surrender value of these insurance policies totaled $10.1 million at December 31, 2005, and $9.2 million at December 31, 2004, and is included on the consolidated balance sheet in cash surrender value of life insurance. Income on these policies, net of expense, totaled approximately $353,000 for the year ended December 31, 2005.

12.	Commitments and Contingent Liabilities

Lease Commitments: The Company leases land and premises for its branch banking offices and administration facilities. The initial terms of these leases expire at various dates through 2015. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. The total expense on land and premises leased under operating leases was $455,000, $471,000, and $275,000 during 2005, 2004, and 2003, respectively.

Future minimum rental commitments under existing leases as of December 31, 2005 are as follows:

(In thousands):

2006	$209
2007	209
2008	209
2009	209
2010	225
Thereafter	1,535

$2,596

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

	Contractual amount – December 31,

(in thousands)	2005	2004

Commitments to extend credit	$192,269	$179,633
Standby letters of credit	5,506	3,405

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit a short-term guarantees and have terms from less than one month to approximately 2.5 years. At December 31, 2005, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $5.5 million.

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

	December 31, 2005		December 31, 2004

(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Cash and cash equivalents	$63,030	$63,030	$56,406	$56,406
Interest-bearing deposits	7,656	7,472	7,429	7,550
Investment securities	95,236	95,236	112,250	112,250
Loans, net	417,157	411,461	397,585	395,852
Interest rate swap contracts	(937)	(937)	(289)	(289)
Financial Liabilities:
Deposits	546,460	537,598	536,672	537,085
Borrowings	0	0	75	75
Junior Subordinated Debt	15,464	15,464	15,464	15,464
Commitments to extend credit	—	—	—	—

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

Deposits – In accordance with SFAS No. 107, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at December 31, 2005 and 2004 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed by SFAS No. 107. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Borrowings - Borrowings consist of federal funds sold, securities sold under agreements to repurchase, and other short-term borrowings. Fair values of borrowings were estimated using the rates currently offered for borrowings with similar remaining maturities.

Junior Subordinated Debt – Junior subordinated debt re-prices semiannually. Consequently, fair values were estimated using the rates currently offered for borrowings with similar remaining repricing characteristics.

Off-balance sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, credit card arrangements, standby letters of credit and derivative contracts. The contract amounts of commitments to extend credit and standby letters of credit are disclosed in Note 12. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at December 31, 2005 and 2004.

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

Capital Guidelines - The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements adopted by the Board of Governors of the Federal Reserve System (“Board of Governors”).  Failure to meet minimum capital requirements can initiate certain mandates and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the consolidated Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005 (Company):
Total Capital (to Risk Weighted Assets)	$75,966	14.07%	$43,186	8.00%	$53,983	10.00%
Tier 1 Capital (to Risk Weighted Assets)	69,652	12.90%	21,593	4.00%	32,390	6.00%
Tier 1 Capital (to Average Assets)	69,652	10.91%	19,152	3.00%	31,920	5.00%
As of December 31, 2005 (Bank):
Total Capital (to Risk Weighted Assets)	$74,014	13.74%	$43,093	8.00%	$53,867	10.00%
Tier 1 Capital (to Risk Weighted Assets)	67,700	12.57%	21,547	4.00%	32,320	6.00%
Tier 1 Capital (to Average Assets)	67,700	10.61%	19,135	3.00%	31,892	5.00%
As of December 31, 2004 - (Company):
Total Capital (to Risk Weighted Assets)	$68,473	13.42%	$40,817	8.00%	$51,021	10.00%
Tier 1 Capital (to Risk Weighted Assets)	62,691	12.29%	20,408	4.00%	30,613	6.00%
Tier 1 Capital (to Average Assets)	62,691	10.52%	17,878	3.00%	29,797	5.00%
As of December 31, 2004 – (Bank):
Total Capital (to Risk Weighted Assets)	$65,843	12.96%	$40,636	8.00%	$50,795	10.00%
Tier 1 Capital (to Risk Weighted Assets)	60,061	11.82%	20,318	4.00%	30,477	6.00%
Tier 1 Capital (to Average Assets)	60,061	10.09%	17,861	3.00%	29,769	5.00%

The Board of Governors has also adopted a statement of policy, supplementing its leverage capital ratio requirements, which provides definitions of qualifying total capital (consisting of Tier 1 capital and supplementary capital, including the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets) and sets forth minimum risk-based capital ratios of capital to risk-weighted assets. Insured institutions are required to maintain a ratio of qualifying total capital to risk weighted assets of 8%, at least one-half of which must be in the form of Tier 1 capital. Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2005 and 2004, the most recent notifications from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum total capital and Tier 1 capital (as defined) to risk-based assets (as defined), and a minimum leverage ratio of Tier 1 capital to average assets (as defined) as set forth in the proceeding discussion.  There are no conditions or events since the notification that management believes have changed the institution’s category.

Under regulatory guidelines, the $15 million in Trust Preferred Securities issued in July of 2001 qualifies as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities qualifies as Tier 2 capital.

Dividends - Subsequent to the Reorganization on June 12, 2001, dividends paid to shareholders will be paid by the bank holding company, subject to restrictions set forth in the California General Corporation Law. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. Year-to-date as of December 31, 2005, the Company received $5.0 million in cash dividends from the Bank, from which the Company has declared $4.2 million in dividends to shareholders.

Under California state banking law, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the California State Department of Financial Institutions, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. As of December 31, 2005, approximately $14.7 million was available to the Bank for cash dividend distributions without prior approval. Year-to-date, the Bank has paid dividends of $5.0 million to the Company.

Cash Restrictions - The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank. At December 31, 2005 and 2004, the Bank’s qualifying balance with the Federal Reserve Bank was $25,000 and $11.1 million, respectively, consisting of vault cash and balances.

15.	Supplemental Cash Flow Disclosures

	Years Ended December 31,

(In thousands)	2005	2004	2003

Cash paid during the period for:
Interest	$8,949	$6,075	$7,663
Income Taxes	5,689	7,090	4,019
Noncash investing activities:
Loans transferred to foreclosed property	4,311	0	1,554
Dividends declared not paid	1,135	910	802
Supplemental disclosures related to acquisitions:
Deposits	—	$48,249	—
Other liabilities	—	454	—
Interest-bearing deposits in other banks	—	(1,192)	—
Securities available for sale	—	(9,227)	—
Loans, net of allowance for loan loss	—	(23,250)	—
Premises and equipment	—	(1,588)	—
Intangibles	—	(2,611)	—
Accrued interest and other assets	—	(1,703)	—
Stock issued	—	6,251	—

Net cash and equivalents acquired	—	$15,383	—

16.	Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Years Ended December 31,

(In thousands, except earnings per share data)	2005	2004	2003

Net income available to common shareholders	$11,008	$8,405	$7,706

Weighted average shares issued	5,685	5,641	5,487
Less: unearned ESOP shares	0	(11)	(27)

Weighted average shares outstanding	5,685	5,630	5,460
Add: dilutive effect of stock options	42	37	52

Weighted average shares outstanding adjusted for potential dilution	5,727	5,667	5,512

Basic earnings per share	$1.94	$1.49	$1.41

Diluted earnings per share	$1.92	$1.48	$1.40

17.	Other Comprehensive Income

The following table provides a reconciliation of the amounts included in comprehensive income:

	Years Ended December 31

(In thousands)	2005	2004	2003

Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain on sale securities – net income tax (benefit) of $(644), $(470), and $(415)	$(966)	$(705)	$(623)
Less: Reclassification adjustment for loss (gain) on sale of available-for-sale securities included in net income - net income tax (benefit) of $65, $14, and $(23)	(98)	(21)	35

Net unrealized (loss) gain on available-for-sale securities - net income tax (benefit) of $(709), $(484), and $(392)	$(1,064)	$(726)	$(588)

Unrealized loss on interest rate swaps:
Unrealized losses arising during period – net income tax benefit of $24 and $201	$(36)	$(76)	$(301)
Less: reclassification adjustments to interest income	246	(125)	(123)

Net change in unrealized loss on interest rate swaps - net of income tax benefit $24 and $201	$210	$(201)	$(424)

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

At December 31, 2005 and 2004, the information pertaining to the outstanding interest rate swap is as follows:

(000’s in millions)	December 31, 2005	December 31, 2004

Notional amount	$17,113	$20,118
Weighted average pay rate	6.19%	4.34%
Weighted average receive rate	4.88%	4.88%
Weighted average maturity in years	2.0	3.0
Unrealized loss relating to interest rate swaps	$692	$878

The amortizing hedge has a remaining notional value of $17.1 million and a duration of approximately 18 months. As of December 31, 2005, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 2.8 years. As of December 31, 2005, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $416,000 (net of tax benefit of $276,000). During the year ended December 31, 2005, $245,000 was reclassified from other accumulated comprehensive income as a reduction to interest income. As of December 31, 2005, the amounts in accumulated OCI associated with these cash flows that are expected to be reclassified into interest expense within the next 12 months total $140,000.

19.	Investment in Title Company

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

During April 2005 additional information was obtained on the status of DHC’s operations. DHC continued to experience operating losses, and efforts to restructure, recapitalize, or sell the business had not been successful. The Company’s management assessed the anticipated cash-flows of DHC and the ultimate ability to collect the Company’s equity investment in DHC. At that time, management believed that it was reasonably possible that a loss would ultimately be incurred. Based upon management’s estimate of the most likely amount of the potential loss at that time, the Company recorded a write-down of its equity investment in DHC of approximately $662,000 during the second quarter of 2005, and an additional write-down of $40,000 during the fourth quarter of 2005. The write-down is included in noninterest expense.

During July of 2005, DHC concluded a transaction with Transunion Corporation whereby Transunion would purchase DHC and DHC would cease to exist. A new shell corporation was formed to pay off the existing debts as monies are received from Transunion. During December 2005, the Company sold approximately 65% of its investment in Diversified Holdings Corp (1,183593 of 1,825,443 total shares) leaving a net carrying value of $271,000 at December 31, 2005. Based upon review of the investment at December 31, 2005, management believes the remaining carrying amount of the investment in DHC is fairly valued.

20.	Common Stock Repurchase Plan

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

On February 25, 2004, the Company announced another stock repurchase plan under which the Board of Directors approved a plan to repurchase, as conditions warrant, up to 276,500 shares of the Company’s common stock on the open market or in privately negotiated transactions. As with the first plan, the duration of the new program is open-ended and the timing of purchases will depend on market conditions. Concurrent with the approval of the new repurchase plan, the Board terminated the 2001 repurchase plan. During the year ended December 31, 2005, 13,081 shares were repurchased at a total cost of $377,000 and an average price per share of $28.92.

21.	Business Combination

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

22.	Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares – (parent only) Balance Sheet - December 31, 2005 and 2004 (In thousands)	2005	2004

Assets
Cash and equivalents	$2,640	$1,951
Investment in bank subsidiary	72,061	65,606
Investment in nonbank entity	271	1,500
Other assets	889	907

Total assets	$75,861	$69,964

Liabilities & Shareholders’ Equity
Liabilities:
Junior subordinated debt securities	$15,464	$15,464
Accrued interest payable	508	380
Other liabilities	875	884

Total liabilities	16,847	16,728
Shareholders’ Equity:
Common stock, no par value 10,000,000 shares authorized, 5,680,559 and 5,683,794 issued and outstanding, in 2005 and 2004	22,084	22,322
Retained earnings	38,682	31,879
Unearned ESOP shares	0	(67)
Accumulated other comprehensive income	(1,752)	(898)

Total shareholders’ equity	59,014	53,236

Total liabilities and shareholders’ equity	$75,861	$69,964

United Security Bancshares – (parent only) Income Statement (In thousands)	Years Ended December 31,

	2005	2004

Income
Dividends from subsidiaries	$5,012	$6,500
Other income	20	0

Total income	5,032	6,500
Expense
Interest expense	1,091	821
Other expense	1,033	288

Total expense	2,124	1,109

Income before taxes and equity in undistributed income of subsidiary	2,908	5,391
Income tax benefit	(866)	(452)
Equity in undistributed income of subsidiary	7,234	2,562

Net Income	$11,008	$8,405

United Security Bancshares – (parent only) Statement of Cash Flows (In thousands)	Years Ended December 31,

	2005	2004

Cash Flows From Operating Activities
Net income	$11,008	$8,405
Adjustments to reconcile net earnings to cash provided by operating activities:
Equity in undistributed income of subsidiaries	(7,234)	(2,562)
Write-down of other investments	702	0
Amortization of issuance costs	17	17
Net change in other liabilities	(92)	60

Net cash provided by operating activities	4,401	5,920
Cash Flows From Investing Activities
Proceeds from sale of investment in title company	527	0

Net cash provided by investing activities	527	0
Cash Flows From Financing Activities
Proceeds from stock options exercised	118	86
Repurchase and retirement of common stock	(377)	(2,058)
Payment of dividends on common stock	(3,980)	(3,510)

Net cash used in by financing activities	(4,239)	(5,482)
Net increase in cash and cash equivalents	689	438
Cash and cash equivalents at beginning of period	1,951	1,513

Cash and cash equivalents at end of period	$2,640	$1,951

Supplemental cash flow disclosures
Noncash financing activities:
Dividends declared not paid	$1,135	$910

23.	Quarterly Financial Data (unaudited)

Selected quarterly financial data for the years ended December 31, 2005 and 2004 are presented below:

	2005				2004

(In thousands except per share data)	4th	3rd	2nd	1st	4th	3rd	2nd	1st

Interest income	$10,376	$9,955	$9,430	$9,137	$8,546	$8,188	$7,574	$6,566
Interest expense	2,713	2,686	2,302	1,957	1,807	1,616	1,554	1,456

Net interest income	7,663	7,269	7,128	7,180	6,739	6,572	6,020	5,110
Provision for credit losses	250	392	247	251	256	249	397	243
gain (loss) on sale of securities	163	0	0	0	0	(9)	7	37
Other noninterest income	1,578	1,531	1,712	1,296	1,197	1,240	1,203	1,067
Noninterest expense	4,388	4,064	4,514	4,016	4,191	3,739	3,540	3,197

Income before income tax expense	4,766	4,344	4,079	4,209	3,489	3,815	3,293	2,774
Income tax expense	1,737	1,618	1,490	1,545	1,235	1,433	1,221	1,077

Net income	$3,029	$2,726	$2,589	$2,664	$2,254	$2,382	$2,072	$1,697

Net income per share:
Basic	$0.53	$0.48	$0.46	$0.47	$0.40	$0.42	$0.37	$0.31

Diluted	$0.53	$0.48	$0.45	$0.47	$0.39	$0.42	$0.36	$0.31

Dividends declared per share	$0.20	$0.18	$0.18	$0.18	$0.16	$0.16	$0.16	$0.16

Average shares outstanding
For net income per share:
Basic	5,684	5,685	5,685	5,686	5,682	5,686	5,653	5,512

Diluted	5,733	5,728	5,722	5,722	5,720	5,720	5,691	5,554

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

a) As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in the Securities and Exchange Act Rule 13(a)-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective on a timely manner to alert them to material information relating to the Company which is required to be included in the Company’s periodic Securities and Exchange Commission filings.

(b) Changes in Internal Controls over Financial Reporting: During the quarter ended December 31, 2005, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls over financial reporting or other factors that could significantly affect these controls.

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

Management Report on Internal Control over Financial Reporting:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of United Security Bancshares and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2005.

The Company’s independent registered public accounting firm, Moss Adams LLP who audits the Company’s consolidated financial statements, have issued an attestation report on Management’s assessment and on the effectiveness of the Company’s internal control over financial reporting. This report is included below.

Dated March 15, 2006

Item 9B. Other Information

None

PART III

Item 10 - Directors and Executive Officers of the Registrant

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Information on Directors and Executive Officers" set forth in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders ("Proxy Statement").

Item 11 - Executive Compensation

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Compensation of Directors and Executive Officers" set forth in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders ("Proxy Statement").

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Shareholdings of Certain Beneficial Owners and Management" set forth in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders ("Proxy Statement").

Item 13 - Certain Relationships and Related Transactions

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Certain Related Parties and Related Party Transactions" set forth in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders ("Proxy Statement").

Item 14. Principal Accounting Fees and Services

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Principal Accounting Fees and Services" set forth in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders ("Proxy Statement").

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

See Financial Statements beginning on page 50 of this report.

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

10.19	USB 2005 Stock Option Plan. Filed as Exhibit B to the Company’s 2005 Schedule 14A Definitive Proxy filed April 18, 2005 and incorporated herein by reference.

10.20	Stock Option Agreement for William F. Scarborough dated August 1, 2005

10.21	Executive Salary Continuation Agreement for William F. Scarborough

11.1	Computation of earnings per share.

See Note 16 to Financial Statements on page 67 of this report

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed on April 4, 2001 as an exhibit to the Company’s filing on Form S-4 (file number 333-58256).

(b)	Exhibits filed:

See Exhibit Index under Item 15(a)(3) above for the list of exhibits required to be filed by item 601 of regulation S-K with this report.

(c)	Financial statement schedules filed:

See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the year ended December 31, 2005 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 15th day of March, 2006

United Security Bancshares

March 15, 2006	/S/ Dennis R. Woods

Dennis R. Woods
President and Chief Executive Officer

March 15, 2006	/S/ Kenneth L. Donahue

Kenneth L. Donahue
Senior Vice President and Chief Financial Officer

March 15, 2006	/S/ Richard B. Shupe

Richard B. Shupe
Vice President and Controller

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date: 3/15/2006	/s/ Robert G. Bitter

Director

Date: 3/15/2006	/s/ Stanley J. Cavalla

Director

Date: 3/15/2006	/s/ Tom Ellithorpe

Director

Date: 3/15/2006	/s/ R. Todd Henry

Director

Date: 3/15/2006	/s/ Ronnie D. Miller

Director

Date: 3/15/2006	/s/ Robert M. Mochizuki

Director

Date: 3/15/2006	/s/ Walter Reinhard

Director

Date: 3/15/2006	/s/ John Terzian

Director

Date: 3/15/2006	/s/ Mike Woolf

Director