Form 10-Q
period 2006-03-31
UNITED SECURITY BANCSHARES
filed 2006-05-10
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

Common Stock, no par value

(Title of Class)

Shares outstanding as of April 30, 2006: 11,375,034

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005

(in thousands except shares)	March 31, 2006	December 31, 2005

Assets
Cash and due from banks	$26,241	$27,915
Federal funds sold and securities purchased under agreements to resell	25,690	35,115

Cash and cash equivalents	51,931	63,030
Interest-bearing deposits in other banks	7,713	7,656
Investment securities available for sale	93,815	95,236
Loans and leases	442,069	417,910
Unearned fees	(785)	(753)
Allowance for credit losses	(7,958)	(7,748)

Net loans	433,326	409,409
Accrued interest receivable	3,818	3,394
Premises and equipment - net	11,222	11,028
Other real estate owned	4,356	4,356
Intangible assets	2,667	2,801
Goodwill	750	750
Cash surrender value of life insurance	13,662	13,529
Investment in limited partnership	3,894	3,963
Deferred income taxes	5,350	5,194
Other assets	7,441	8,513

Total assets	$639,945	$628,859

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$147,944	$153,113
Interest bearing	399,247	393,347

Total deposits	547,191	546,460
Federal funds purchased	7,000	0
Accrued interest payable	1,390	1,875
Accounts payable and other liabilities	7,232	6,046
Junior subordinated debentures	15,464	15,464

Total liabilities	578,277	569,845
Commitments and Contingent Liabilities
Shareholders’ Equity
Common stock, no par value 20,000,000 shares authorized, 11,375,034 and 11,361,118 issued and outstanding, in 2006 and 2005, respectively	22,251	22,084
Retained earnings	41,295	38,682
Accumulated other comprehensive loss	(1,878)	(1,752)

Total shareholders’ equity	61,668	59,014

Total liabilities and shareholders’ equity	$639,945	$628,859

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income and Comprehensive Income

	Quarter Ended March 31,

(In thousands except shares and EPS)	2006	2005

Interest Income:
Loans, including fees	$9,254	$7,858
Investment securities – AFS – taxable	840	1,073
Investment securities – AFS – nontaxable	27	27
Federal funds sold and securities purchased under agreements to resell	350	77
Interest on deposits in other banks	81	75

Total interest income	10,552	9,110
Interest Expense:
Interest on deposits	2,446	1,679
Interest on other borrowings	293	278

Total interest expense	2,739	1,957

Net Interest Income Before
Provision for Credit Losses	7,813	7,153
Provision for Credit Losses	240	251

Net Interest Income	7,573	6,902
Noninterest Income:
Customer service fees	1,036	1,116
Gain on sale of other real estate owned	15	12
Gain on sale of investment in correspondent bank stock	1,877	0
Shared appreciation income	0	32
Other	279	163

Total noninterest income	3,207	1,323
Noninterest Expense:
Salaries and employee benefits	2,436	1,982
Occupancy expense	589	548
Data processing	132	158
Professional fees	213	271
Director fees	54	51
Amortization of intangibles	134	134
Correspondent bank service charges	49	90
Loss on California tax credit partnership	110	114
Other	831	668

Total noninterest expense	4,548	4,016

Income Before Taxes on Income	6,232	4,209
Provision for Taxes on Income	2,368	1,545

Net Income	$3,864	$2,664

Other comprehensive income, net of tax:
Unrealized loss on available for sale securities and interest rate swap – net of income tax benefit of $(156) and $(634)	(126)	(922)

Comprehensive Income	$3,738	$1,742

Net Income per common share
Basic	$0.34	$0.23

Diluted	$0.34	$0.23

Shares on which net income per common shares were based
Basic	11,369,729	11,371,885

Diluted	11,489,832	11,443,891

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Periods Ended March 31, 2006

	Common stock	Common stock	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total

(In thousands except shares)	Number of Shares	Amount

Balance January 1, 2005	11,367,588	$22,322	$31,879	$(67)	$(898)	$53,236
Director/Employee stock options exercised	2,000	18				18
Net changes in unrealized loss on available for sale securities (net of income tax benefit of $555)					(832)	(832)
Net changes in unrealized loss on interest rate swaps (net of income tax benefit of $79)					(90)	(90)
Dividends on common stock ($0.09 per share)			(1,023)			(1,023)
Repurchase and cancellation of common shares	(7,152)	(88)				(88)
Release of unearned ESOP shares	7,692	8		67		75
Net Income			2,664			2,664

Balance March 31, 2005	11,370,128	22,260	33,520	0	(1,820)	53,960
Director/Employee stock options exercised	10,000	101				101
Tax benefit of stock options exercised		13				13
Net changes in unrealized loss on available for sale securities (net of income tax benefit of $155)					(232)	(232)
Net changes in unrealized loss on interest rate swaps (net of income tax of $55)					300	300
Dividends on common stock ($0.28 per share)			(3,182)			(3,182)
Repurchase and cancellation of common shares	(19,010)	(290)				(290)
Net Income			8,344			8,344

Balance December 31, 2005	11,361,118	22,084	38,682	0	(1,752)	59,014
Director/Employee stock options exercised	14,000	122				122
Net changes in unrealized loss on available for sale securities (net of income tax benefit of $164)					(247)	(247)
Net changes in unrealized loss on interest rate swaps (net of income tax of $8)					121	121
Dividends on common stock ($0.11 per share)			(1,251)			(1,251)
Repurchase and cancellation of common shares	(84)	(1)				(1)
Stock-based compensation expense		46				46
Net Income			3,864			3,864

Balance March 31, 2006	11,375,034	$22,251	$41,295	$0	$(1,878)	$61,668

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows

	Quarter Ended March 31,

(In thousands)	2006	2005

Cash Flows From Operating Activities:
Net income	$3,864	$2,664
Adjustments to reconcile net earnings to cash provided by operating activities:
Provision for credit losses	240	251
Depreciation and amortization	396	364
Amortization of investment securities	(24)	(20)
Increase in accrued interest receivable	(424)	(486)
Decrease in accrued interest payable	(485)	(145)
Increase (decrease) in unearned fees	32	(235)
Increase in income taxes payable	797	1,567
Excess tax benefits from stock-based payment arrangements	(2)	0
Stock-based compensation expense	46	0
(Increase) decrease in accounts payable and accrued liabilities	318	(65)
Gain on sale of correspondent bank stock	(1,877)	0
Gain on sale of other real estate owned	(15)	(12)
Gain on sale of fixed assets	0	(4)
Increase in surrender value of life insurance	(133)	(112)
Loss on limited partnership interest	110	114
Net decrease (increase) in other assets	238	(8)

Net cash provided by operating activities	3,081	3,873
Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	(57)	(55)
Purchases of available-for-sale securities	0	(4,131)
Maturities and calls of available-for-sale securities	1,035	1,666
Net increase in loans	(24,229)	(11,614)
Cash proceeds from sale of correspondent bank stock	2,607	0
Cash proceeds from sales of leased assets	183	29
Proceeds from sales of other real estate owned	15	62
Capital expenditures for premises and equipment	(452)	(1,049)
Cash proceeds from sales of premises and equipment	0	19

Net cash used in investing activities	(20,898)	(15,073)
Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	743	9,046
Net decrease in certificates of deposit	(12)	(4,467)
Net increase in federal funds purchased	7,000	0
Director/Employee stock options exercised	122	18
Excess tax benefits from stock-based payment arrangements	2	0
Repurchase and retirement of common stock	(1)	(88)
Repayment of ESOP borrowings	0	(75)
Payment of dividends on common stock	(1,136)	(910)

Net cash provided by financing activities	6,718	3,524

Net decrease in cash and cash equivalents	(11,099)	(7,676)
Cash and cash equivalents at beginning of period	63,030	56,406

Cash and cash equivalents at end of period	$51,931	$48,730

See notes to consolidated financial statements

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

On March 28, 2006, the Company announced a 2-for-1 stock split of the Company’s common stock payable May 1, 2006 effected in the form of a stock dividend. All periods presented in this 10-Q have been restated to reflect the effect of the stock split (see Note 8).

During August 2005, the Bank formed a new subsidiary named United Security Emerging Capital Fund (the Fund) for the purpose of providing investment capital for Low-Income Communities (LIC’s). The new subsidiary was formed as a Community Development Entity (CDE) and as such, must be certified by the Community Development Financial Institutions Fund of the United States Department of the Treasury in order to apply for New Market Tax Credits (NMTC). The Fund submitted an application to the Department of the Treasury to become certified as a CDE in August 2005 that was approved in February 2006. Subsequent to that application, the Fund submitted an application to apply for an allocation of New Market Tax Credits in September 2005. The Treasury expects to award NMTC applications during the second quarter of 2006. If the Fund’s NMTC application is approved, the Fund can attract investments and make loans and investments in LIC’s and thereby qualify its investors to receive Federal Income Tax Credits. The maximum that can be applied for under the New Markets Tax Credit program by any one CDE is $150 million, and the Bank is subject to an investment limitation of 10% of its Risk-based capital. Federal new market tax credits would be applied over a seven-year period, 5% for the first three years, and 6% for the next four years for a total of 39%.

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2005. Effective January 1, 2006, the Company has adopted SFAS No. 123R, “Accounting for Share-Based Payments” for recording and measurement of its shared-based payments as disclosed in Note 9 below. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain reclassifications have been made to the 2005 financial statements to conform to the classifications used in 2006

2. Investment Securities Available for Sale

Following is a comparison of the amortized cost and approximate fair value of securities available for sale for the periods ended March 31, 2006 and December 31, 2005:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)

March 31, 2006:
U.S. Government agencies	$81,206	$80	$(2,249)	$79,037
U.S. Government agency Collateralized mortgage obligations	20	0	(1)	19
Obligations of state and political subdivisions	2,226	73	(3)	2,296
Other investment securities	13,000	0	(537)	12,463

	$96,452	$153	$(2,790)	$93,815

December 31, 2005:
U.S. Government agencies	$82,215	$110	$(2,002)	$80,323
U.S. Government agency collateralized mortgage obligations	22	0	(1)	21
Obligations of state and political subdivisions	2,226	95	(1)	2,320
Other investment securities	13,000	0	(428)	12,572

	$97,463	$205	$(2,432)	$95,236

Included in other investment securities at both March 31, 2006 and December 31, 2005, is a short-term government securities mutual fund totaling $7.7 million, and a CRA-qualified mortgage fund totaling $4.8 million at March 31, 2006 and $4.9 million at December 31, 2005. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were no realized gains or losses on sales or calls of available-for-sale securities during the three months ended March 31, 2006 or March 31, 2005.

Securities that have been temporarily impaired less than 12 months at March 31, 2006 are comprised of four U.S. government agency securities and four municipal agency securities with a total weighted average life of 3.0 years. As of March 31, 2006, there were twenty-one U.S. government agency securities, one collateralized mortgage obligation, and two other investment securities with a total weighted average life of 2.7 years that have been temporarily impaired for twelve months or more.

The following summarizes temporarily impaired investment securities at March 31, 2006:

	Less than 12 Months		12 Months or More		Total

(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses

Securities available for sale:
U.S. Government agencies	$3,051	$(29)	$72,750	$(2,220)	$75,801	$(2,249)
U.S. Government agency collateralized mortgage Obligations	0	0	15	(1)	15	(1)
Obligations of state and political subdivisions	370	(3)	0	0	370	(3)
Other investment securities	0	0	12,462	(537)	12,462	(537)

Total impaired securities	$3,421	$(32)	$85,227	$(2,758)	$88,648	$(2,790)

Because the decline in market value is attributable to changes in market rates of interest rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2006.

At March 31, 2006 and December 31, 2005, available-for-sale securities with an amortized cost of approximately $68.3 million and $69.3 million (fair value of $66.5 million and $67.8 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

3.	Loans and Leases

Loans include the following:

(In thousands)	March 31, 2006	% of Loans	December 31, 2005	% of Loans

Commercial and industrial	$116,838	26.4%	$113,263	27.1%
Real estate – mortgage	84,633	19.1%	89,503	21.4%
Real estate – construction	187,239	42.4%	162,873	38.9%
Agricultural	25,353	5.7%	24,935	6.0%
Installment/other	16,201	3.7%	15,002	3.6%
Lease financing	11,805	2.7%	12,334	3.0%

Total Gross Loans	$442,069	100.0%	$417,910	100.0%

There were no loans over 90 days past due and still accruing interest at March 31, 2006 or December 31, 2005. Nonaccrual loans totaled $8.6 million and $13.9 million at March 31, 2006 and December 31, 2005, respectively.

An analysis of changes in the allowance for credit losses is as follows:

(In thousands)	March 31, 2006	December 31, 2005	March 31, 2005

Balance, beginning of year	$7,748	$7,251	$7,251
Provision charged to operations	240	1,140	251
Losses charged to allowance	(75)	(773)	(164)
Recoveries on loans previously charged off	45	165	21
Reclassification of off-balance sheet reserve	0	(35)	(35)

Balance at end-of-period	$7,958	$7,748	$7,324

The allowance for credit losses represents management’s estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. The formula allowance for unfunded loan commitments totaling $542,000 at March 31, 2006 has been reclassified to other liabilities. Significant changes in these estimates might be required in the event of a downturn in the economy and/or the real estate markets in the San Joaquin Valley, and the greater Oakhurst and East Madera County areas.

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the periods presented:

(in thousands)	March 31, 2006	December 31, 2005	March 31, 2005

Total impaired loans at period-end	$7,542	$12,851	$15,715

Impaired loans which have specific allowance	5,518	10,564	11,344

Total specific allowance on impaired loans	3,866	4,125	3,148

Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	2,024	2,287	4,371

(in thousands)	QTD – 3/31/06	YTD - 12/31/05	QTD - 3/31/05

Average recorded investment in impaired loans during period	$12,643	$15,936	$16,694

Income recognized on impaired loans during period	12	34	0

4.	Supplemental Cash Flow Disclosures

	Three Months Ended March 31,

(In thousands)	2006	2005

Cash paid during the period for:
Interest	$3,224	$2,101
Income Taxes	1,300	0
Noncash investing activities:
Dividends declared not paid	$1,251	$1,023

5.	Net Income Per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended March 31,

(In thousands except earnings per share data)	2006	2005

Net income available to common shareholders	$3,864	$2,664
Weighted average shares issued	11,370	11,372
Add: dilutive effect of stock options	123	72

Weighted average shares outstanding adjusted for potential dilution	11,493	11,444

Basic earnings per share	$0.34	$0.23

Diluted earnings per share	$0.34	$0.23

All periods presented have been restated for 2-for-1 stock split approved March 28, 2006, to be paid May 1, 2006 effected in the form of a stock dividend.

6.	Derivative Financial Instruments and Hedging Activities

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The Company has analyzed the effectiveness of the interest rate swap agreement at March 31, 2006 and has determined that there is no material ineffectiveness resulting from the hedge.

The amortizing hedge has a remaining notional value of $16.4 million, matures in September 2008, and has a duration of approximately 15 months. As of March 31, 2006, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 2.5 years. As of March 31, 2006, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $295,000 (net of tax benefit of $267,000). During the three months ended March 31, 2006, $108,000 was reclassified from other accumulated comprehensive income into expense, and is reflected as a reduction in other noninterest income.

7.	Common Stock Repurchase Plan

(The following information in Note 7 has not been restated for the 2-for-1 stock split effective May 1, 2006).

On February 25, 2004, the Company announced a stock repurchase plan under which the Board of Directors approved a plan to repurchase, as conditions warrant, up to 276,500 shares of the Company’s common stock on the open market or in privately negotiated transactions. As with the first plan, the duration of the new program is open-ended and the timing of purchases will depend on market conditions. Concurrent with the approval of the new repurchase plan, the Board terminated the 2001 stock repurchase plan. During the year ended December 31, 2005, 13,081 shares were repurchased at a total cost of $377,000 and an average price per share of $28.92.

During the three months ended March 31, 2006, 42 shares were repurchased at a total cost of $1,393 and an average per share price of $33.16 (84 shares at an average price per share of $16.58 reflecting stock split).

8.	Stock Split

On March 28, 2006, the Company’s Board of Directors approved a 2-for-1 stock split of the Company’s common stock effected in the form of a stock dividend. The stock dividend was payable May 1, 2006 to shareholders of record as of April 7, 2006. Effective May 1, 2006, each shareholder received one additional share for each share held. All periods presented in this 10-Q have been restated to reflect the effect of the stock split.

9.	Stock Based Compensation

On January 1, 2006 the Company adopted the disclosure provisions of Financial Accounting Standards Board (FASB) Statement No. 123 R, “Accounting for Share-Based Payments”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant--date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period). The Company previously accounted for stock-based awards to employees under the intrinsic value provisions of APB 25 in which no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The Company has adopted SFAS No. 123 R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2006 includes: a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006 and b) compensation cost for all share-based awards granted subsequent to January 1,2006. Compensation cost was determined using proforma disclosure information previously calculated under SFAS No. 123. Pursuant to the modified-prospective-transition method, the results for prior periods have not been restated.

Included in salaries and employee benefits for the three months ending March 31, 2006 is $46,000 of share-based compensation. The related tax benefit, recorded in the provision for income taxes, totaled $2,000. Diluted earnings per share for the quarter ended March 31, 2006 were $0.34 per share, and would have remained unchanged had we not adopted FAS 123R.

As of January 1, 2006, options have been granted to officers and key employees at an exercise price equal to estimated fair value at the date of grant as determined by the Board of Directors. All options granted are service awards, and as such are based solely upon fulfilling a requisite service period (the vesting period). In May 2005, the Company’s shareholders approved the adoption of the United Security Bancshares 2005 Stock Option Plan (2005 Plan) At the same time, all previous plans, including the 1995 Plan, were terminated. The 2005 Plan provides for the granting of up to 500,000 shares (adjusted for the 2-for-1 stock split effective May 2006) of authorized and unissued shares of common stock at option prices per share which must not be less than 100% of the fair market value per share at the time each option is granted. The 2005 Plan further provides that the maximum aggregate number of shares that may be issued as incentive stock options under the 2005 Plan is 500,000 (as adjusted for stock split).

The options granted (ISO’s for employees and NQ’s for Directors) have an exercise price at the prevailing market price on the date of grant under the 1995 or 2005 Stock Option Plans. The options granted under both the 1995 and 2005 Stock Option Plans are exercisable 20% each year commencing one year after the date of grant and expire ten years after the date of grant. Pursuant to the adoption of the 2005 Stock Option Plan, there are no remaining shares reserved under the 1995 Stock Option Plan.

There were 172,000 shares granted (140,000 exercisable) remaining under the 1995 Plan as of December 31, 2005. Under the 2005 Plan, 70,000 shares had been granted (60,000 incentive stock options and 10,000 nonqualified stock options) as of December 31, 2005. The underlying terms of the 2005 and 1995 stock option plan options are identical, and thus have not been separately disclosed for this first quarter 2006 FAS 123R disclosure.

A summary of the Bank’s options as of January 1, 2006 and changes during the three months ending March 31, 2006 is presented below (restated to reflect 2-for-1 stock split).

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($ 000’s)	Weighted Average Remaining Contractual Term (years)

Options outstanding January 1, 2006	242,000	$9.16	—	5.1
Granted during the quarter	76,000	16.53	—	9.8
Exercised during the quarter	(14,000)	8.75	—	—

Options outstanding March 31, 2006	304,000	$11.02	$3,339	6.1

Options exercisable at March 31, 2006	140,000	$6.30	$2,198	2.1

As of March 31, 2006 there was $402,000 of total unrecognized compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 2.9 years. The Company received $122,000 in cash proceeds on options exercised during the three months ended March 31, 2006. Tax benefits realized on those options exercised totaled $7,000 and were not material.

	March 31, 2006	March 31, 2005

Weighted average grant-date fair value of stock options granted	$3.43	$2.20
Total fair value of stock options vested	$25,060	$15,000
Total intrinsic value of stock options exercised	$147,190	$6,890

The Bank determines fair value at grant date using the Black-Scholes-Merton pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividend yield and the risk-free interest rate over the expected life of the option.

The weighted average assumptions used in the pricing model are noted in the table below. The expected term of options granted is derived using the simplified method, which is based upon the average period between vesting term and expiration term of the options. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the Bank’s stock over a period commensurate with the expected term of the options. The Company believes that historical volatility is indicative of expectations about its future volatility over the expected term of the options.

For options granted after January 1, 2006, and valued in accordance with FAS 123R, the Bank expenses the fair value of the option on a straight-line basis over the vesting period for each separately vesting portion of the award. The Bank estimates forfeitures and only recognizes expense for those shares expected to vest. Based upon historical evidence, the Company has determined that because options are granted to a limited number of key employees rather than a broad segment of the employee base, expected forfeitures, if any, are not material.

	Three Months Ended

	March 31, 2006	March 31, 2005

Risk Free Interest Rate	4.51%	5.19%
Expected Dividend Yield	2.86%	2.93%
Expected Life in Years	6.50 Years	6.29 Years
Expected Price Volatility	17.85%	13.61%

The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the stock based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the Bank’s recorded stock-based compensation expense could have been materially different from that previously reported in proforma disclosures. In addition, the Bank is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Bank’s actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.

As stated previously, the Company has adopted SFAS No. 123 R using the modified-prospective-transition method, and as such, the results for prior periods have not been restated. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of FASB Statement No. 123” (earnings per share information has been restated to reflect 2-for-1 stock split effective May 1, 2006).

(In thousands except earnings per share)	2005

Net income, as reported	$2,664
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)

Pro forma net income	$2,663

Earnings per share:
Basic – as reported	$0.23

Basic – pro forma	$0.23

Diluted – as reported	$0.23

Diluted – pro forma	$0.23

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) competitive pressures in the banking industry and changes in the regulatory environment; ii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; iv) credit quality deterioration that could cause an increase in the provision for loan losses; v) Asset/Liability matching risks and liquidity risks; volatility and devaluation in the securities markets; and vi) expected cost savings from recent acquisitions are not realized. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

During August 2005, the Bank formed a new subsidiary named United Security Emerging Capital Fund (the Fund) for the purpose of providing investment capital for Low-Income Communities (LIC’s). The new subsidiary was formed as a Community Development Entity (CDE) and as such, must be certified by the Community Development Financial Institutions Fund of the United States Department of the Treasury in order to apply for New Market Tax Credits (NMTC). The Fund submitted an application to the Department of the Treasury to become certified as a CDE in August 2005 that was approved in February 2006. Subsequent to that application, the Fund submitted an application to apply for an allocation of New Market Tax Credits in September 2005. The Treasury expects to award NMTC applications during the second quarter of 2006. If the Fund’s NMTC application is approved, the Fund can attract investments and make loans and investments in LIC’s and thereby qualify its investors to receive Federal Income Tax Credits. The maximum that can be applied for under the New Markets Tax Credit program by any one CDE is $150 million, and the Bank is subject to an investment limitation of 10% of its Risk-based capital. Federal new market tax credits would be applied over a seven-year period, 5% for the first three years, and 6% for the next four years for a total of 39%.

The Company currently has ten banking branches, which provide financial services in Fresno, Madera, and Kern counties.

Trends Affecting Results of Operations and Financial Position

The following table summarizes the quarterly and year-to-date averages of the components of interest-bearing assets as a percentage of total interest-bearing assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 3/31/06	YTD Average 12/31/05	YTD Average 3/31/05

Loans and Leases	75.87%	72.50%	75.11%
Investment securities available for sale	16.91%	19.81%	21.17%
Interest-bearing deposits in other banks	1.37%	1.36%	1.38%
Federal funds sold	5.85%	6.33%	2.34%

Total earning assets	100.00%	100.00%	100.00%
NOW accounts	12.35%	12.14%	12.83%
Money market accounts	30.64%	28.63%	27.63%
Savings accounts	8.52%	8.45%	8.31%
Time deposits	44.73%	46.78%	46.50%
Other borrowings	0.02%	0.32%	1.00%
Subordinated debentures	3.74%	3.68%	3.73%

Total interest-bearing liabilities	100.00%	100.00%	100.00%

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

The Company has continued its business development efforts throughout its market area, and as a result, realized increases in average loans during the first quarter of 2006. On average, the Company experienced increases of $24.2 million in loans, while other interest earning assets, including investment securities and federal funds sold, declined during the period. Loan growth continues to be strongest in real estate construction, while other loan categories changed only modestly during the first quarter of 2006. Deposit growth totaled only $731,000 during the three months ended March 31, 2006, as the Company generally experiences it lowest deposit balances towards the end of the first quarter and into the second quarter of the year.

With continued increases in market rates of interest experienced since mid-2004, the Company has realized substantial increases in net interest margins throughout 2005, continuing into the first quarter of 2006. The Company anticipates continued rate increases through at least May of 2006 with some stabilization of interest rates after that time. The Company’s net interest margin was 5.66% for the three months ended March 31, 2006, as compared to 5.26% for the year ended December 31, 2005, and 5.36% for the three months ended March 31, 2005. With approximately 59% of the loan portfolio in floating rate instruments at March 31, 2006, benefits of rising rates continue to be realized almost immediately on loan yields. Loans yielded 8.84% during the three months ended March 31, 2006 as compared to 8.21% for the year ended December 31, 2005, and 7.83% for the three months ended March 31, 2005. The Company continues to experience pricing pressures on deposits, as lagging deposit rates played catch-up during 2005 and into the first quarter of 2006. The Company’s average cost of funds was 2.69% for the three months ended March 31, 2006 as compared to 2.30% for the year ended December 31, 2005, and 1.92% for the three months ended March 31, 2005. With at least one additional rate increase expected during the first half of 2006, the Company anticipates strong net interest margins during most of 2006.

Noninterest income was enhanced during the quarter ended March 31, 2006 as the result of a nonrecurring $1.9 million gain realized on the sale of an investment in correspondent bank stock. Customer service fees declined during the three months ended March 31, 2006 as compared to the same period during 2005 primarily as the result of temporary declines in ATM income as the Company changed service providers for a portion of its ATM network. It is not anticipated that the decline in ATM fee income is permanent, and the Company anticipates attaining close to previous fee income levels during the second quarter of 2006.

The Company has increased efforts to hire and retain qualified staff as part of its strategic growth strategy. As a result, the Company has experienced increased salary expense during the first quarter of 2006, including nearly $83,000 in recruitment fees. Additional noninterest expenses were incurred during the first quarter of 2006 as the result of $254,000 in costs associated with an OREO property the Company is in the process of liquidating.

The Company has maintained a strong yet conservative balance sheet, with sound loan and deposit growth and minimal dependence on borrowings. While total assets have grown nearly $11.1 million between December 31, 2005 and March 31, 2006, the average loan portfolio has comprised a consistent 72% to 76% of overall earning assets during the period. On average, core deposits, including NOW accounts, money market accounts, and savings accounts, continue to increase and comprise a greater percentage of total interest-bearing liabilities for the three months ended March 31, 2006 as compared to the averages for the previous periods. Time deposits continue to decline as a percentage of total average interest-bearing liabilities, and represents 44.7% of interest-bearing liabilities for the three months ended March 31, 2006 as compared to 46.8% for the year ended December 31, 2005, and 46.5% of interest-bearing liabilities for the three months ended March 31, 2005.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties. The San Joaquin Valley and other California markets continue to benefit from construction lending and commercial loan demand from small and medium size businesses. On average, loans have increased nearly $17.8 million between three-month periods ended March 31, 2005 and March 31, 2006, and total loans at period-end have increased $24.2 million between December 31, 2005 and March 31, 2006. Growth continues primarily in construction, and commercial and industrial loans with increases of $24.4 million, and $3.6 million in those two categories between December 31, 2005 and March 31, 2006. Additional but modest growth was also experienced in installment loans, as well as agricultural loans during the first quarter of 2006. In the future, the Company will maintain an emphasis on its core lending strengths of commercial real estate and construction lending, as well as small business financing, while expanding opportunities in agricultural, installment, and other loan categories when possible.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Growth and increasing market share will be of primary importance during the remainder of 2006 and beyond. The Company will continue to develop new business in its Convention Center Branch opened in Downtown Fresno during April 2004, as well in the two Kern County branches acquired during April 2004 as the result of the merger with Taft National Bank. During the third quarter of 2005, the Company relocated its East Shaw branch, as well as the Construction and Consumer Loans Departments, located in Fresno, to a new location in north Fresno, which will enhance its business presence in that rapidly growing area. During August 2005, the Company hired a Chief Banking Officer who is responsible for business development efforts within the Company’s market area. The Company is currently developing a new banking program with major bank in Mexico, which is directed at the Central Valley’s growing Hispanic community. This new program, called Promesa Latina, is scheduled to begin during the second quarter of 2006 and will allow customers to perform a variety of banking services, including money transfers to Mexico.  Market rates of interest will also be an important factor in the Company’s ongoing strategic planning process, as interest rates are expected to continue to rise in the upcoming months.

The Company will continue to evaluate its business plan as economic and market factors change in its market area. Growth and increased market share will be of primary importance during 2006 as the Company seeks additional opportunities within its market areas, particularly as a result of the recently acquired operations in Kern County.

Results of Operations

For the three months ended March 31, 2006, the Company reported net income of $3.9 million or $0.34 per share ($0.34 diluted) as compared to $2.7 million or $0.23 per share ($0.23 diluted) for the three months ended March 31, 2005. The Company’s return on average assets was 2.47% for the three-month-period ended March 31, 2006 as compared to 1.77% for the three-month-period ended March 31, 2005. The Bank’s return on average equity was 25.75% for the three months ended March 31, 2006 as compared to 19.86% for the same three-month period of 2005.

Net Interest Income

Net interest income before provision for credit losses totaled $7.8 million for the three months ended March 31, 2006, representing an increase of $660,000 or 9.2% when compared to the $7.2 million reported for the same three months of the previous year. The increase in net interest income between 2005 and 2006 is primarily the result of increased volumes in, and yields on, interest-earning assets, which more than offset increases in the Company’s cost of interest-bearing liabilities.

The Bank’s net interest margin, as shown in Table 1, increased to 5.66% at March 31, 2006 from 5.36% at March 31, 2005, an increase of 30 basis points (100 basis points = 1%) between the two periods. Average market rates of interest increased significantly between the three-month periods ended March 31, 2005 and 2006. The prime rate averaged 7.43% for the three months ended March 31, 2006 as compared to 5.44% for the comparative three months of 2005.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Periods Ended March 31, 2006 and 2005

	2006			2005

(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets:
Interest-earning assets:
Loans and leases (1)	$424,752	$9,254	8.84%	$406,943	$7,858	7.83%
Investment Securities – taxable	92,471	840	3.68%	112,460	1,073	3.87%
Investment Securities – nontaxable (2)	2,226	27	4.92%	2,242	27	4.88%
Interest-bearing deposits in other banks	7,681	81	4.28%	7,452	75	4.09%
Federal funds sold and reverse repos	32,762	350	4.33%	12,691	77	2.46%

Total interest-earning assets	559,892	$10,552	7.64%	541,788	$9,110	6.82%

Allowance for credit losses	(7,917)			(7,917)
Noninterest-bearing assets:
Cash and due from banks	27,362			29,182
Premises and equipment, net	11,195			8,389
Accrued interest receivable	3,171			2,532
Other real estate owned	4,356			1,586
Other assets	35,854			34,548

Total average assets	$633,913			$610,108

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$51,041	$64	0.51%	$53,147	$50	0.38%
Money market accounts	126,639	658	2.11%	114,436	471	1.67%
Savings accounts	35,212	45	0.52%	34,402	38	0.45%
Time deposits	184,916	1,679	3.68%	192,545	1,120	2.36%
Other borrowings	78	1	5.20%	4,129	32	3.14%
Junior subordinated debentures	15,464	292	7.66%	15,464	246	6.45%

Total interest-bearing liabilities	413,350	$2,739	2.69%	414,123	$1,957	1.92%

Noninterest-bearing liabilities:
Noninterest-bearing checking	151,664			136,653
Accrued interest payable	1,813			923
Other liabilities	6,225			3,993

Total Liabilities	573,052			555,692
Total shareholders’ equity	60,861			54,416

Total average liabilities and shareholders’ equity	$633,913			$610,108

Interest income as a percentage of average earning assets			7.64%			6.82%
Interest expense as a percentage of average earning assets			1.98%			1.46%

Net interest margin			5.66%			5.36%

(1)

Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $842,000 and $920,000 for the three months ended March 31, 2006 and 2005, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the three months ended March 31, 2006 compared to March 31, 2005

(In thousands)	Total	Rate	Volume

Increase (decrease) in interest income:
Loans and leases	$1,396	$675	$721
Investment securities available for sale	(233)	(195)	(38)
Interest-bearing deposits in other banks	6	3	3
Federal funds sold and securities purchased under agreements to resell	273	10	263

Total interest income	1,442	493	949
Increase (decrease) in interest expense:
Interest-bearing demand accounts	201	129	72
Savings accounts	7	5	2
Time deposits	559	534	25
Other borrowings	(31)	(14)	(17)
Subordinated debentures	46	46	0

Total interest expense	782	700	82

Increase (decrease) in net interest income	$660	$(207)	$867

For the three months ended March 31, 2006, total interest income increased approximately $1.4 million or 15.8% as compared to the three-month period ended March 31, 2005. Earning asset volumes increased primarily in loans and federal funds sold, while volumes decreased moderately in investment securities.

For the three months ended March 31, 2006, total interest expense increased approximately $782,000 or 40.0% as compared to the three-month period ended March 31, 2005. Between those two periods, average interest-bearing liabilities decreased by $773,000, while the average rates paid on those liabilities increased by 77 basis points.

Provisions for credit losses are determined on the basis of management’s periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the three months ending March 31, 2006, the provision to the allowance for credit losses amounted to $293,000 as compared to $278,000 for the three months ended March 31, 2005. The amount provided to the allowance for credit losses during the first three months brought the allowance to 1.80% of net outstanding loan balances at March 31, 2006, as compared to 1.86% of net outstanding loan balances at December 31, 2005, and 1.79% at March 31, 2005.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005:

(In thousands)	2006	2005	Amount of Change	Percent Change

Customer service fees	$1,036	$1,116	$(80)	-7.17%
Gain on sale of OREO	15	12	3	25.00%
Gain on sale of investment	1,877	0	1,877	—
Shared appreciation income	0	32	(32)	-100.00%
Other	279	163	116	71.17%

Total noninterest income	$3,207	$1,323	$1,884	242.40%

Noninterest income for the three months ended March 31, 2006 increased $1.9 million when compared to the same period last year. Customer service fees decreased $80,000 between the two three-month periods presented, which is attributable, in part, to temporary declines in ATM income as the Company changed service providers for a portion of its ATM network. The $1.9 million gain on sale of investment is the result of the sale of an equity investment in correspondent bank stock with Pacific Coast Bankers Bank (PCBB) recorded during January 2006.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005:

Table 4. Changes in Noninterest Expense

(In thousands)	2006	2005	Amount of Change	Percent Change

Salaries and employee benefits	$2,436	$1,982	$454	22.93%
Occupancy expense	589	548	41	7.55%
Data processing	132	158	(26)	-16.08%
Professional fees	213	271	(58)	-21.43%
Directors fees	54	51	3	5.31%
Amortization of intangibles	134	134	0	0.00%
Correspondent bank service charges	49	90	(41)	45.24%
Loss on California tax credit partnership	110	114	(4)	-3.53%
Other	831	668	163	24.19%

Total expense	$4,548	$4,016	$532	13.26%

Increases in noninterest expense between the three months ended March 31, 2006 and 2005 are associated primarily with normal, anticipated growth of the Company, including additional staffing costs. Increases in other noninterest expense were primarily the result of additional expenses incurred on OREO properties.

Pursuant to the adoption of SFAS No. 123R during the first quarter of 2006, the Company recognized stock-based compensation expense of $46,000 for the three months ended March 31, 2006. This expense is included in noninterest expense under salaries and employee benefits. The Company expects stock-based compensation expense to be about the same during the remaining three quarters of 2006 as that recognized during the first quarter. Under the current pool of stock options, stock-based compensation expense will decline to approximately $31,000 per quarter during 2007, then to $19,000 per quarter for 2008, and decline after that through 2010. If new stock options are issued, or existing options fail to vest due, for example, to forfeiture, actual stock-based compensation expense in future periods will change.

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

During the first quarter of 2005, the FTB notified the Company of its intent to audit the REIT for the tax years ended December 2001 and 2002. The Company has retained legal counsel to represent it in the tax audit, and counsel has provided the FTB with documentation supporting the Company’s position. The FTB concluded its audit during January 2006. At that time the FTB submitted a closing letter to the Company, which included proposed assessments related to the tax benefits taken for the REIT during 2002. During April 2006, the FTB issued a Notice of Proposed Assessment to the Company. The Company still believes the case has merit based upon the fact that the FTB is ignoring certain facts of law in the case.  If the FTB were to prevail against the Company in its defense of tax benefits taken during 2002, the negative effect to net income resulting from the reversal of tax benefits taken during 2002 would be approximately $755,000, excluding any possible penalties and interest. The Company cannot reasonably determine at this time what the ultimate outcome of the audit will be, although the FTB appears unwilling to accept the Company’s position. The issuance of the Notice of Proposed Assessment by the FTB will not end the administrative processing of the REIT issue because the Company will continue to assert its administrative protest and appeal rights pending the outcome of litigation by another taxpayer presently in process on the REIT issue in the Los Angeles Superior Court (City National v. Franchise Tax Board). It is Management’s understanding that the FTB is unwilling to resolve or concede any issues in the audit pending the final outcome of the City National case which contains all of the issues related to the Company’s audit with the FTB. The case is ongoing and may take several years to complete. As a result, the Company has not recognized any liability with respect to the FTB’s assessment as of March 31, 2006.

Financial Condition

Total assets increased to $639.9 million or 1.76% at March 31, 2006, from the balance of $628.9 million at December 31, 2005, and increased from the balance of $618.6 million at March 31, 2005. Total deposits of $547.2 million at March 31, 2006 increased $731,000 or 0.1% from the balance reported at December 31, 2005, and increased $5.9 million from the balance of $541.3 million reported at March 31, 2005. Between December 31, 2005 and March 31, 2006, loan growth totaled $24.2 million while securities and other short-term investments decreased $10.8 million.

Earning assets averaged approximately $559.9 million during the three months ended March 31, 2006, as compared to $541.8 million for the same three-month period of 2005. Average interest-bearing liabilities decreased slightly to $413.4 million for the three months ended March 31, 2006, as compared to $414.1 million for the comparative three-month period of 2005.

Loans and Leases

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $442.1 million at March 31, 2006, an increase of $24.2 million or 5.8% when compared to the balance of $417.9 million at December 31, 2005, and an increase of $31.9 million or 7.8% when compared to the balance of $410.2 million reported at March 31, 2005.  Loans on average increased 4.4% between the three-month periods ended March 31, 2005 and March 31, 2006, with loans averaging $424.8 million for the three months ended March 31, 2006, as compared to $406.9 million for the same three-month period of 2005.

During the first three months of 2006, increases were experienced primarily in real estate construction loans, with moderate increases in commercial and industrial, installment, and agricultural loans. The following table sets forth the amounts of loans outstanding by category at March 31, 2006 and December 31, 2005, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	March 31, 2006		December 31, 2005

(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change

Commercial and industrial	$116,838	26.4%	$113,263	27.1%	$3,575	3.16%
Real estate – mortgage	84,633	19.1%	89,503	21.4%	(4,870)	-5.44%
Real estate – construction	187,239	42.4%	162,873	38.9%	24,366	14.96%
Agricultural	25,353	5.7%	24,935	6.0%	418	1.68%
Installment/other	16,201	3.7%	15,002	3.6%	1,199	7.99%
Lease financing	11,805	2.7%	12,334	3.0%	(529)	-4.29%

Total Gross Loans	$442,069	100.0%	$417,910	100.0%	$24,159	5.78%

The overall average yield on the loan portfolio was 8.84% for the three months ended March 31, 2006 as compared to 7.83% for the three months ended March 31, 2005, and increased between the two periods primarily as the result of an increase in market rates of interest which positively impacted loan yields. At March 31, 2006, 58.7% of the Company’s loan portfolio consisted of floating rate instruments, as compared to 58.1% of the portfolio at December 31, 2005, with the majority of those tied to the prime rate.

Deposits

Total deposits increased during the period to a balance of $547.2 million at March 31, 2006 representing an increase of $731,000 or 0.13% from the balance of $546.5 million reported at December 31, 2005, and an increase of $5.9 million or 1.1% from the balance reported at March 31, 2005. During the first three months of 2006, increases were experienced in interest-bearing checking accounts and savings accounts. During the same period time deposits remained level, while noninterest-bearing deposits decreased by $5.2 million or 3.4%.

The following table sets forth the amounts of deposits outstanding by category at March 31, 2006 and December 31, 2005, and the net change between the two periods presented.

Table 6. Deposits

(In thousands)	March 31, 2006	December 31, 2005	Net Change	Percentage Change

Noninterest bearing deposits	$147,944	$153,113	$(5,169)	-3.38%
Interest bearing deposits:
NOW and money market accounts	179,290	175,852	3,438	1.96%
Savings accounts	36,065	33,590	2,475	7.37%
Time deposits:
Under $100,000	48,517	53,254	(4,737)	-8.89%
$100,000 and over	135,375	130,651	4,724	3.62%

Total interest bearing deposits	399,247	393,347	5,900	1.50%

Total deposits	$547,191	$546,460	$731	0.13%

The Company’s deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $5.9 million or 1.5% between December 31, 2005 and March 31, 2006, while noninterest-bearing deposits decreased $5.2 million or 3.4% between the same two periods presented. Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company’s principal sources of funding and liquidity. These core deposits amounted to 74.9% and 75.7% of the total deposit portfolio at March 31, 2006 and December 31, 2005, respectively.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $18.3 million or 3.4% in total deposits between the three-month periods ended March 31, 2005 and March 31, 2006. Between these two periods, average interest-bearing deposits increased $3.3 million or 0.8%, while total noninterest-bearing checking increased $15.0 million or 11.0% on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized and uncollateralized lines of credit aggregating $257.0 million, as well as FHLB lines of credit totaling $10.1 million at March 31, 2006. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At March 31, 2006, the Company had advances of $7.0 million on an uncollateralized Federal Funds line of credit. The Company had collateralized and uncollateralized lines of credit aggregating $248.7.1 million, as well as FHLB lines of credit totaling $10.7 million at December 31, 2005.

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. During the first three months of 2006, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

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

At March 31, 2006 and 2005, the Company’s recorded investment in loans for which impairment has been recognized totaled $7.5 million and $15.7 million, respectively. Included in total impaired loans at March 31, 2006, are $5.5 million of impaired loans for which the related specific allowance is $3.9 million, as well as $2.0 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at March 31, 2005 included $11.3 million of impaired loans for which the related specific allowance is $3.1 million, as well as $4.4 million of impaired loans that, as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $15.2 million during the first three months of 2006 and $16.7 million during the first three months of 2005. In most cases, the Bank uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the three months ended March 31, 2006, and year ended December 31, 2005, the Company recognized $12,000 and $34,000, respectively, in income on such loans. For the three months ended March 31, 2005 the Company recognized no income on such loans.

The Company focuses on competition and other economic conditions within its market area, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. With interest rates rising significantly since July 2004, the Federal Reserve perceives economic growth as strong, but indications are that rate increases will slow sometime during the first half of 2006. Both business and consumer spending have improved during the past two years, with GDP currently ranging between 3.5% and 4.0%. It is difficult to determine how long the Federal Reserve will continue to adjust interest rates in an effort to influence the economy, however with the 125 basis point increase in the prime rate during the second half of 2004, an additional 200 basis point increase during 2005, and then two 25 basis point increases during the first quarter of 2006, it is anticipated the rates may level off after the May 2006 Federal Reserve Open Market Committee meeting. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. The local market has improved economically during the past several years while the rest of the state and the nation has experienced slowed economic growth. The local area residential housing markets continue to be very strong, which should bode well for sustained growth in the Company’s market areas of Fresno and Madera, and Kern Counties. Local unemployment rates remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates have improved during the past several years. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state, although this growth may begin to slow as higher interest rates dampen economic expansion.  Management recognizes increased risk of loss due to the Company’s exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company’s allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity (unaudited)

(In thousands)	March 31, 2006	March 31, 2005

Total loans outstanding at end of period before deducting allowances for credit losses	$441,284	$409,341

Average net loans outstanding during period	424,752	406,943

Balance of allowance at beginning of period	7,748	7,251
Loans charged off:
Real estate	0	0
Commercial and industrial	(2)	(64)
Lease financing	(69)	(66)
Installment and other	(4)	(34)

Total loans charged off	(75)	(164)
Recoveries of loans previously charged off:
Real estate	0	0
Commercial and industrial	34	8
Lease financing	1	2
Installment and other	10	11

Total loan recoveries	45	21

Net loans charged off	(30)	(143)
Provision charged to operating expense	240	251
Reclassification of off-balance sheet reserve	0	(35)

Balance of allowance for credit losses at end of period	$7,958	$7,324

Net loan charge-offs to total average loans (annualized)	0.03%	0.14%
Net loan charge-offs to loans at end of period (annualized)	0.03%	0.14%
Allowance for credit losses to total loans at end of period	1.80%	1.79%
Net loan charge-offs to allowance for credit losses (annualized)	1.53%	7.92%
Net loan charge-offs to provision for credit losses (annualized)	12.50%	56.97%

At both March 31, 2006 and 2005, $542,000 of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities. Management believes that the 1.80% credit loss allowance at March 31, 2006 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company’s service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets

(In thousands)	March 31, 2006	December 31, 2005

Nonaccrual Loans	$8,577	$13,930
Restructured Loans	4,923	0

Total nonperforming loans	13,500	13,930
Other real estate owned	4,356	4,356

Total nonperforming assets	$17,856	$18,286

Loans past due 90 days or more, still accruing	$0	$0

Nonperforming loans to total gross loans	3.05%	3.33%

Nonperforming assets to total gross loans	4.04%	4.38%

Nonaccrual loans have declined between December 31, 2005 and March 31, 2006 as the result of a transfer of a single lending relationship from nonaccrual status to accrual status as of March 31, 2006. The $4.9 million loan was restructured during the first quarter of 2006 has been reclassified as such for reporting purposes.

The Company purchased a schedule of payments collateralized by Surety Bonds and lease payments in September 2001 that have a current balance owing of $5.5 million plus interest. The leases have been nonperforming since June of 2002 (see “Asset Quality and Allowance for Credit Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2005 Annual Report on Form 10-K). The impaired lease portfolio is on non-accrual status and has a specific allowance allocation of $3.8 million and $3.5 million allocated at March 31, 2006 and December 31, 2005, and a net carrying value of $1.7 million and $2.0 million at March 31, 2006 and December 31, 2005, respectively. The specific allowance was determined based on an estimate of expected future cash flows.

The Company believes that under generally accepted accounting principles, a total loss of principal is not probable and the specific allowance of $3.8 million calculated for the impaired lease portfolio at March 31, 2006 under SFAS No. 114 is in accordance with generally accepted accounting principles.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at March 31, 2006 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 58.7% of the Company’s loan portfolio at March 31, 2006.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company’s liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company’s highest yielding asset. At March 31, 2006, the Bank had 67.7% of total assets in the loan portfolio and a loan to deposit ratio of 80.6%. Liquid assets at March 31, 2006 include cash and cash equivalents totaling $51.9 million as compared to $63.0 million at December 31, 2005. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $267.1 million at March 31, 2006.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During the three months ended March 31, 2006, dividends paid by the Bank to the parent company totaled $1.0 million dollars.

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

The following table sets forth the Company’s and the Bank’s actual capital positions at March 31, 2006 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank

	Actual Capital Ratios	Actual Capital Ratios	Minimum Capital Ratios

Total risk-based capital ratio	13.93%	13.68%	10.00%
Tier 1 capital to risk-weighted assets	12.78%	12.52%	6.00%
Leverage ratio	11.49%	11.24%	5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at March 31, 2006. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first three months of 2006, the Company has received $1.0 million in cash dividends from the Bank, from which the Company paid $1.1 million in dividends to shareholders.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At March 31, 2006 the Bank’s qualifying balance with the Federal Reserve was approximately $25,000 consisting of balances held with the Federal Reserve.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of March 31, 2006 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on a spread from the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge has a remaining notional value of $16.4 million, matures in September 2008, and has a duration of approximately 15 months. As of March 31, 2006, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 2.5 years. As of March 31, 2006, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $295,000 (net of tax benefit of $267,000). During the three months ended March 31, 2006, $108,000 was reclassified from other accumulated other comprehensive income into expense, and is reflected as a reduction in other noninterest income.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at March 31, 2006, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company’s market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at March 31, 2006 and December 31, 2005 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	March 31, 2006			December 31, 2005

Change in Rates	Estimated MV of Equity	Change in MV of Equity $	Change in MV of Equity $	Estimated MV of Equity	Change in MV of Equity $	Estimated MV of Equity %

+ 200 BP	$85,163	$1,544	1.85%	$76,643	$(519)	-0.67%
+ 100 BP	84,775	1,157	1.38%	76,202	(960)	-1.24%
0 BP	83,619	0	0.00%	77,162	0	0.00%
- 100 BP	82,730	(888)	-1.06%	72,918	(4,244)	-5.50%
- 200 BP	81,753	(1,865)	-2.23%	70,587	(6,576)	-8.52%

Item 4. Controls and Procedures

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

(b) Changes in Internal Controls over Financial Reporting: During the quarter ended March 31, 2006, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls over financial reporting or other factors that could significantly affect these controls.

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

PART II. OTHER INFORMATION

Item 1. Not applicable

Item 1A. There have been no material changes in the Company’s risk factors during the first quarter of 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(The following table and discussion does not reflect the 2-for-1 stock split effective May 1, 2006):

Purchases of Equity Securities by Affiliates and Associated Purchasers

Period	Total Number Of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

01/01/06 to 01/31/06	0	—	0	175,199
02/01/06 to 02/28/06	42	$33.16	42	175,157
03/01/06 to 03/31/06	0	—	0	175,157

Total first quarter 2006	42	$33.16	42

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

Item 3. Not applicable

Item 4. Not applicable

Item 5. Not applicable

Item 6. Exhibits:

(a)	Exhibits:

	10.1	Stock Option Agreement for Dennis R. Woods dated January 1, 2006

	31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Security Bancshares

Date: May 10, 2006	/S/ Dennis R. Woods

Dennis R. Woods
President and
Chief Executive Officer

/S/ Kenneth L. Donahue

Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer