Form 10-Q
period 2006-06-30
UNITED SECURITY BANCSHARES
filed 2006-08-08
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______ .

Commission file number: 000-32987

UNITED SECURITY BANCSHARES

(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1525 East Shaw Ave., Fresno, California	93710

(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code  (559) 248-4943

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter - June 30, 2006:   $176,056,726

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value

(Title of Class)

Shares outstanding as of July 31, 2006:  11,375,449

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
June 30, 2006 (unaudited) and December 31, 2005

	June 30, 2006	December 31, 2005
(in thousands except shares)

Assets
Cash and due from banks	$30,833	$27,915
Federal funds sold and securities purchased under agreements to resell	5,600	35,115

Cash and cash equivalents	36,433	63,030
Interest-bearing deposits in other banks	7,772	7,656
Investment securities available for sale	91,237	95,236
Loans and leases	483,039	417,910
Unearned fees	(1,143)	(753)
Allowance for credit losses	(8,039)	(7,748)

Net loans	473,857	409,409
Accrued interest receivable	4,127	3,394
Premises and equipment - net	12,463	11,028
Other real estate owned	4,351	4,356
Intangible assets	2,532	2,801
Goodwill	750	750
Cash surrender value of life insurance	13,187	13,529
Investment in limited partnership	3,784	3,963
Deferred income taxes	5,639	5,194
Other assets	8,139	8,513

Total assets	$664,271	$628,859

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$144,736	$153,113
Interest bearing	416,370	393,347

Total deposits	561,106	546,460
Federal funds purchased	17,100	0
Accrued interest payable	1,676	1,875
Accounts payable and other liabilities	5,490	6,046
Junior subordinated debentures	15,464	15,464

Total liabilities	600,836	569,845
Shareholders’ Equity
Common stock, no par value 20,000,000 shares authorized, 11,361,913 and 11,361,118 issued and outstanding, in 2006 and 2005, respectively	22,019	22,084
Retained earnings	43,107	38,682
Accumulated other comprehensive loss	(1,691)	(1,752)

Total shareholders’ equity	63,435	59,014

Total liabilities and shareholders’ equity	$664,271	$628,859

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,

(In thousands except shares and EPS)	2006	2005	2006	2005

Interest Income:
Loans, including fees	$10,421	$8,094	$19,675	$15,952
Investment securities – AFS – taxable	802	1,072	1,642	2,145
Investment securities – AFS – nontaxable	27	27	54	54
Federal funds sold and securities purchased under agreements to resell	79	109	429	186
Interest on deposits in other banks	80	77	161	152

Total interest income	11,409	9,379	21,961	18,489
Interest Expense:
Interest on deposits	2,880	2,033	5,326	3,712
Interest on other borrowings	431	270	724	548

Total interest expense	3,311	2,303	6,050	4,260

Net Interest Income Before Provision for Credit Losses	8,098	7,076	15,911	14,229
Provision for Credit Losses	123	247	363	498

Net Interest Income	7,975	6,829	15,548	13,731
Noninterest Income:
Customer service fees	964	1,132	2,000	2,248
Gain on sale of other real estate owned	12	294	27	306
Proceeds from life insurance	477	0	477	0
Loss on swap ineffectiveness	(147)	0	(147)	0
Gain on sale of investment in correspondent bank stock	0	0	1,877	0
Shared appreciation income	0	18	0	50
Other	288	319	567	482

Total noninterest income	1,594	1,763	4,801	3,086
Noninterest Expense:
Salaries and employee benefits	2,374	1,923	4,810	3,905
Occupancy expense	614	561	1,203	1,109
Data processing	145	167	277	325
Professional fees	207	199	420	470
Director fees	56	52	110	103
Amortization of intangibles	135	135	269	269
Correspondent bank service charges	51	92	100	182
Writedown on investment	0	662	0	662
Loss on California tax credit partnership	110	114	220	228
Other	1,344	608	2,175	1,276

Total noninterest expense	5,036	4,513	9,584	8,529

Income Before Taxes on Income	4,533	4,079	10,765	8,288
Provision for Taxes on Income	1,471	1,490	3,839	3,035

Net Income	$3,062	$2,589	$6,926	$5,253

Other comprehensive income, net of tax:
Unrealized gain (loss) on available for sale securities and interest rate swap – net of income tax expense (benefit) of $125, $434, $41 and $(181)	188	651	62	(271)

Comprehensive Income	$3,250	$3,240	$6,988	$4,982

Net Income per common share
Basic	$0.27	$0.23	$0.61	$0.46

Diluted	$0.27	$0.23	$0.60	$0.46

Shares on which net income per common shares were based
Basic	11,367,629	11,369,816	11,368,679	11,370,850

Diluted	11,502,106	11,443,991	11,496,469	11,443,940

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Periods Ended June 30, 2006

	Common stock	Common stock	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total

	Number of Shares	Amount
(In thousands except shares)

Balance January 1, 2005	11,367,588	$22,322	$31,879	$(67)	$(898)	$53,236
Director/Employee stock options exercised	6,000	53				53
Net changes in unrealized loss on available for sale securities (net of income tax benefit of $226)					(339)	(339)
Net changes in unrealized loss on interest rate swaps (net of income tax of $45)					67	67
Dividends on common stock ($0.18 per share)			(2,046)			(2,046)
Repurchase and cancellation of common shares	(12,088)	(151)				(151)
Release of unearned ESOP shares	7,692	8		67		75
Net Income			5,253			5,253

Balance June 30, 2005 (Unaudited)	11,369,192	22,235	33,086	0	(1,170)	56,151
Director/Employee stock options exercised	6,000	66				66
Tax benefit of stock options exercised		10				10
Net changes in unrealized loss on available for sale securities (net of income tax benefit of $484)					(725)	(725)
Net changes in unrealized loss on interest rate swaps (net of income tax of $16)					143	143
Dividends on common stock ($0.19 per share)			(2,159)			(2,159)
Repurchase and cancellation of common shares	(14,074)	(227)				(227)
Net Income			5,755			5,755

Balance December 31, 2005	11,361,118	22,084	38,682	0	(1,752)	59,014
Director/Employee stock options exercised	14,000	123				123
Tax benefit of stock options exercised		7				7
Net changes in unrealized loss on available for sale securities (net of income tax benefit of $247)					(371)	(371)
Net changes in unrealized loss on interest rate swaps (net of income tax of $288)					432	432
Dividends on common stock ($0.26 per share)			(2,501)			(2,501)
Repurchase and cancellation of common shares	(13,205)	(305)				(305)
Stock-based compensation expense		110				110
Net Income			6,926			6,926

Balance June 30, 2006 (Unaudited)	11,361,913	$22,019	$43,107	$0	$(1,691)	$63,435

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,

(In thousands)	2006	2005

Cash Flows From Operating Activities:
Net income	$6,926	$5,253
Adjustments to reconcile net earnings to cash provided by operating activities:
Provision for credit losses	363	498
Depreciation and amortization	802	730
Amortization of investment securities	(20)	(33)
Increase in accrued interest receivable	(733)	(196)
(Decrease) increase in accrued interest payable	(199)	437
Increase (decrease) in unearned fees	390	(264)
(Decrease) increase in income taxes payable	(322)	56
Excess tax benefits from stock-based payment arrangements	(1)	0
Stock-based compensation expense	110	0
Increase in accounts payable and accrued liabilities	(156)	(622)
Gain on sale of correspondent bank stock	(1,877)	0
Gain on sale of other real estate owned	(27)	(306)
Write-down of other investments	0	662
Gain on sale of fixed assets	(1)	(4)
Loss on swap ineffectiveness	147	0
Income from life insurance proceeds	(477)	0
Decrease (increase) in surrender value of life insurance	342	(220)
Loss on limited partnership interest	220	228
Net decrease (increase) in other assets	202	(2,326)

Net cash provided by operating activities	5,689	3,893
Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	(116)	(111)
Net redemption (purchase) of FHLB/FRB and other bank stock	51	(267)
Purchases of available-for-sale securities	0	(4,430)
Maturities and calls of available-for-sale securities	3,402	4,002
Net increase in loans	(65,655)	(10,596)
Cash proceeds from sale of correspondent bank stock	2,607	0
Cash proceeds from sales of leased assets	187	29
Proceeds from sales of other real estate owned	20	1,875
Capital expenditures for premises and equipment	(1,961)	(584)
Cash proceeds from sales of premises and equipment	1	19

Net cash used in investing activities	(61,464)	(10,063)
Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	5,278	1,854
Net decrease in certificates of deposit	9,369	6,731
Net increase in federal funds purchased	17,100	0
Director/Employee stock options exercised	123	53
Excess tax benefits from stock-based payment arrangements	1	0
Repurchase and retirement of common stock	(305)	(151)
Repayment of ESOP borrowings	0	(75)
Payment of dividends on common stock	(2,388)	(1,933)

Net cash provided by financing activities	29,178	6,479

Net (decrease) increase in cash and cash equivalents	(26,597)	309
Cash and cash equivalents at beginning of period	63,030	56,406

Cash and cash equivalents at end of period	$36,433	$56,715

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries - Notes to Consolidated Financial Statements - (Unaudited)

1.	Organization and Summary of Significant Accounting and Reporting Policies

The consolidated financial statements include the accounts of United Security Bancshares, and its wholly owned subsidiary United Security Bank (the “Bank”) and two bank subsidiaries, USB Investment Trust (the “REIT”) and United Security Emerging Capital Fund (the “Fund”). United Security Bancshares Capital Trust I (the “Trust”) was deconsolidated effective March 2004 pursuant to FIN46, (collectively the “Company” or “USB”). Intercompany accounts and transactions have been eliminated in consolidation.

On March 28, 2006, the Company announced a 2-for-1 stock split of the Company’s no-par common stock payable May 1, 2006 effected in the form of a 100% stock dividend. All periods presented in this 10-Q have been restated to reflect the effect of the stock split (see Note 8).

During August 2005, the Bank formed a new subsidiary named United Security Emerging Capital Fund (the Fund) for the purpose of providing investment capital for Low-Income Communities (LIC’s). The new subsidiary was formed as a Community Development Entity (CDE) and as such, must be certified by the Community Development Financial Institutions Fund of the United States Department of the Treasury in order to apply for New Market Tax Credits (NMTC). The Fund submitted an application to the Department of the Treasury to become certified as a CDE in August 2005 and was approved in February 2006. Subsequent to that application, the Fund submitted an application to apply for an allocation of New Market Tax Credits in September 2005. The Fund was not awarded funding from the Treasury during the 2006 allocation process, and will again apply for the 2007 allocation of New Market Tax Credits in August 2006. If the Fund’s NMTC application is approved, the Fund can attract investments and make loans and investments in LIC’s and thereby qualify its investors to receive Federal Income Tax Credits. The maximum that can be applied for under the New Markets Tax Credit program by any one CDE is $150 million, and the Bank is subject to an investment limitation of 10% of its risk-based capital. Federal new market tax credits would be applied over a seven-year period, 5% for the first three years, and 6% for the next four years for a total of 39%.

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2005. Effective January 1, 2006, the Company has adopted SFAS No. 123R, “Accounting for Share-Based Payments” for recording and measurement of its shared-based payments as disclosed in Note 9 below. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain reclassifications have been made to the 2005 financial statements to conform to the classifications used in 2006.

New Accounting Standard:

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. FIN 48 clarifies SFAS No. 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines of the Interpretation, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means “a likelihood of more than 50 percent.” In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

The scope of FIN 48 is broad and includes all tax positions accounted for in accordance with SFAS No. 109. Additionally, besides business enterprises, FIN 48 applies to not-for-profit organizations, pass-through entities, and entities whose tax liability is subject to 100 percent credit for dividends paid (such as real estate investment trusts).

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 should be reported as an adjustment to retained earnings at the beginning of the period in which the Interpretation is adopted. The Company has not yet determined what impact FIN 48 will have on the Company’s financial statements.

2. Investment Securities Available for Sale

Following is a comparison of the amortized cost and approximate fair value of securities available for sale as of June 30, 2006 and December 31, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
(In thousands)
June 30, 2006:

U.S. Government agencies	$78,837	$43	$(2,340)	$76,540
U.S. Government agency Collateralized mortgage obligations	19	0	(1)	18
Obligations of state and political subdivisions	2,226	63	(4)	2,285
Other investment securities	13,000	0	(606)	12,394

	$94,082	$106	$(2,951)	$91,237

December 31, 2005:

U.S. Government agencies	$82,215	$110	$(2,002)	$80,323
U.S. Government agency collateralized mortgage obligations	22	0	(1)	21
Obligations of state and political subdivisions	2,226	95	(1)	2,320
Other investment securities	13,000	0	(428)	12,572

	$97,463	$205	$(2,432)	$95,236

Included in other investment securities at both June 30, 2006 and December 31, 2005, is a short-term government securities mutual fund totaling $7.7 million, and a CRA-qualified mortgage fund totaling $4.7 million at June 30, 2006 and $4.9 million at December 31, 2005. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were no realized gains or losses on sales or calls of available-for-sale securities during the six months ended June 30, 2006 or June 30, 2005.

Securities that have been temporarily impaired less than 12 months at June 30, 2006 are comprised of four U.S. government agency securities and four municipal agency securities with a total weighted average life of 2.6 years. As of June 30, 2006, there were nineteen U.S. government agency securities, one collateralized mortgage obligation, and two other investment securities with a total weighted average life of 2.3 years that have been temporarily impaired for twelve months or more.

The following summarizes temporarily impaired investment securities at June 30, 2006:

	Less than 12 Months		12 Months or More		Total

	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)		Fair Value (Carrying Amount)	Unrealized Losses
(In thousands)				Unrealized Losses
Securities available for sale:

U.S. Government agencies	$3,003	$(45)	$70,465	$(2,295)	$73,468	$(2,340)
U.S. Government agency collateralized mortgage Obligations	0	0	13	(1)	13	(1)
Obligations of state and political subdivisions	369	(4)	0	0	369	(4)
Other investment securities	0	0	12,394	(606)	12,394	(606)

Total impaired securities	$3,372	$(49)	$82,872	$(2,902)	$86,244	$(2,951)

Because the decline in market value is attributable to changes in market rates of interest rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2006.

At June 30, 2006 and December 31, 2005, available-for-sale securities with an amortized cost of approximately $79.9 million and $69.3 million (fair value of $77.7 million and $67.8 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

3. Loans and Leases

Loans include the following:

	June 30, 2006	% of Loans	December 31, 2005	% of Loans
(In thousands)

Commercial and industrial	$136,649	28.3%	$113,263	27.1%
Real estate – mortgage	108,219	22.4%	89,503	21.4%
Real estate – construction	170,316	35.3%	162,873	38.9%
Agricultural	37,319	7.7%	24,935	6.0%
Installment/other	19,192	4.0%	15,002	3.6%
Lease financing	11,344	2.3%	12,334	3.0%

Total Gross Loans	$483,039	100.0%	$417,910	100.0%

There were no loans over 90 days past due and still accruing interest at June 30, 2006 or December 31, 2005. Nonaccrual loans totaled $7.6 million and $13.9 million at June 30, 2006 and December 31, 2005, respectively.

An analysis of changes in the allowance for credit losses is as follows:

	June 30, 2006	December 31, 2005	June 30, 2005
(In thousands)

Balance, beginning of year	$7,748	$7,251	$7,251
Provision charged to operations	363	1,140	498
Losses charged to allowance	(168)	(773)	(308)
Recoveries on loans previously charged off	63	165	50
Reclassification of off-balance sheet reserve	33	(35)	12

Balance at end-of-period	$8,039	$7,748	$7,503

The allowance for credit losses represents management’s estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. The formula allowance for unfunded loan commitments totaling $509,000 at June 30, 2006 has been reclassified to other liabilities. Significant changes in these estimates might be required in the event of a downturn in the economy and/or the real estate markets in the San Joaquin Valley, and the greater Oakhurst and East Madera County areas.

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the periods presented:

	June 30, 2006	December 31, 2005	June 30, 2005
(in thousands)

Total impaired loans at period-end	$7,359	$12,851	$19,304

Impaired loans which have specific allowance	5,930	10,564	11,383

Total specific allowance on impaired loans	4,084	4,125	3,405

Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	1,429	2,287	7,921

(in thousands)	QTD – 6/30/06	YTD - 12/31/05	QTD – 6/30/05

Average recorded investment in impaired loans during period	$10,896	$15,936	$16,883

Income recognized on impaired loans during period	35	34	0

4	Supplemental Cash Flow Disclosures

	Six Months Ended June 30,

(In thousands)	2006	2005

Cash paid during the period for:
Interest	$6,249	$3,823
Income Taxes	4,201	3,034
Noncash investing activities:
Dividends declared not paid	$1,250	$1,023

5	Net Income Per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Quarter Ended June 30,		Six Months Ended June 30,

(In thousands except earnings per share data)	2006	2005	2006	2005

Net income available to common shareholders	$3,062	$2,589	$6,926	$5,253
Weighted average shares issued	11,368	11,370	11,369	11,371
Add: dilutive effect of stock options	134	74	127	73

Weighted average shares outstanding adjusted for potential dilution	11,502	11,444	11,496	11,444

Basic earnings per share	$0.27	$0.23	$0.61	$0.46

Diluted earnings per share	$0.27	$0.23	$0.60	$0.46

All periods presented have been restated for 2-for-1 stock split approved March 28, 2006, that was paid on May 1, 2006 effected in the form of a 100% stock dividend.

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

The amortizing hedge has a remaining notional value of $15.6 million, matures in September 2008, and has a duration of approximately 12 months. As of June 30, 2006, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 2.25 years. As of June 30, 2006, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $16,000 (net of tax benefit of $11,000). During the six months ended June 30, 2006, $234,000 was reclassified from other accumulated comprehensive income into expense, and is reflected as a reduction in other noninterest income.

The Company has performed a quarterly analysis of the effectiveness of the interest rate swap agreement at June 30, 2006. As a result of a correlation analysis, the Company has determined that the swap remains highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge and, therefore, continues to qualify for hedge accounting under the guidelines of SFAS No. 133.   However, during the second quarter of 2006, the Company determined that the underlying loans being hedged were paying off faster than the notional value of the hedge instrument was amortizing. As a result, the notional value of the hedge instrument was approximately $3.8 million greater than the underlying loans being hedged at June 30, 2006. This difference between the notional value of the hedge and the underlying hedged assets is considered an “overhedge” pursuant to SFAS No. 133 guidelines and may constitute ineffectiveness if the difference is other than temporary. The Company has determined that the difference is permanent and, as a result, has reclassified $147,000 of the pretax hedge loss reported in other comprehensive income into earnings during the second quarter of 2006. The ineffective amount reclassified from other comprehensive income into earnings was based upon the difference between the net present value of the anticipated cash flows using the notional value of the hedge, and the net present value of anticipated cash flows using the remaining balances of the underlying loans being hedged. The $147,000 in expense recognized as hedge ineffectiveness is reflected in noninterest income as of June 30, 2006.

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

During the six months ended June 30, 2006, 13,205 shares were repurchased at a total cost of $305,000 and an average per share price of $23.08.

8.	Stock Split

On March 28, 2006, the Company’s Board of Directors approved a 2-for-1 stock split of the Company’s no par common stock effected in the form of a 100% stock dividend. The stock dividend was payable May 1, 2006 to shareholders of record as of April 7, 2006. Effective May 1, 2006, each shareholder received one additional share for each common share held as of the record date. All periods presented in this 10-Q have been restated to reflect the effect of the 2-for-1 stock split.

9.	Stock Based Compensation

On January 1, 2006 the Company adopted the disclosure provisions of Financial Accounting Standards Board (FASB) Statement No. 123 R, “Accounting for Share-Based Payments”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period). The Company previously accounted for stock-based awards to employees under the intrinsic value provisions of APB 25 in which no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The Company has adopted SFAS No. 123 R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the six months ended June 30, 2006 includes: a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006 and b) compensation cost for all share-based awards granted subsequent to January 1,2006. Compensation cost was determined using proforma disclosure information previously calculated under SFAS No. 123. Pursuant to the modified-prospective-transition method, the results for prior periods have not been restated.

Included in salaries and employee benefits for the six months ending June 30, 2006 is $110,000 of share-based compensation. The related tax benefit, recorded in the provision for income taxes, totaled $2,000.

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

The options granted (incentive stock options for employees and non-qualified stock options for Directors) have an exercise price at the prevailing market price on the date of grant under the 1995 or 2005 Stock Option Plans. The options granted under both the 1995 and 2005 Stock Option Plans are exercisable 20% each year commencing one year after the date of grant and expire ten years after the date of grant. Pursuant to the adoption of the 2005 Stock Option Plan, there are no remaining shares reserved under the 1995 Stock Option Plan.

There were 172,000 total shares granted, including 161,000 incentive stock options and 11,000 non-qualified stock options (140,000 total exercisable, including 138,000 incentive stock options and 2,000 non-qualified stock options) remaining under the 1995 Plan as of December 31, 2005. Under the 2005 Plan, 70,000 shares had been granted (60,000 incentive stock options and 10,000 nonqualified stock options) as of December 31, 2005. The underlying terms of the 2005 and 1995 stock option plan options are identical, and thus have not been separately disclosed for this 2006 FAS 123R disclosure.

A summary of the Bank’s options as of January 1, 2006 and changes during the six months ending June 30, 2006 is presented below (restated to reflect 2-for-1 stock split).

				Weighted Average Remaining Contractual Term (years)
		Weighted Average Exercise Price	Aggregate Intrinsic Value ($ 000’s)

	Number of Shares

Options outstanding January 1, 2006	242,000	$9.16	—	5.1
Granted during the year	103,500	18.12	—	13.1
Exercised during the year	(14,000)	8.75	—	—

Options outstanding June 30, 2006	331,500	$11.97	$3,122	6.2

Options exercisable at June 30, 2006	142,000	$6.39	$2,130	1.9

As of June 30, 2006 there was $495,000 of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 3.1 years. The Company received $123,000 in cash proceeds on options exercised during the six months ended June 30, 2006. Tax benefits realized on those options exercised totaled $7,000.

	June 30, 2006	June 30, 2005

Weighted average grant-date fair value of stock options granted	$4.01	$2.22
Total fair value of stock options vested	$29,170	$15,000
Total intrinsic value of stock options exercised	$147,190	$22,490

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

	Six Months Ended

	June 30, 2006	June 30, 2005

Risk Free Interest Rate	4.58%	5.03%
Expected Dividend Yield	2.69%	2.94%
Expected Life in Years	6.50 Years	6.31 Years
Expected Price Volatility	18.38%	14.30%

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

	Quarter Ended June 30, 2005	Six Months Ended June 30, 2005
(In thousands except earnings per share)

Net income, as reported	$2,589	$5,253
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7)	(8)

Pro forma net income	$2,582	$5,245

Earnings per share:
Basic – as reported	$0.23	$0.46

Basic – pro forma	$0.23	$0.46

Diluted – as reported	$0.23	$0.46

Diluted – pro forma	$0.23	$0.46

10.	Taxes – Loss Contingency

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

During the first quarter of 2005, the FTB notified the Company of its intent to audit the REIT for the tax years ended December 2001 and 2002. The Company has retained legal counsel to represent it in the tax audit, and counsel has provided the FTB with documentation supporting the Company’s position. The FTB concluded its audit during January 2006. At that time the FTB submitted a closing letter to the Company, which included proposed assessments related to the tax benefits taken for the REIT during 2002. During April 2006, the FTB issued a Notice of Proposed Assessment to the Company. The Company still believes the case has merit based upon the fact that the FTB is ignoring certain facts of law in the case.  If the FTB were to prevail against the Company in its defense of tax benefits taken during 2002, the negative effect to net income resulting from the reversal of tax benefits taken during 2002 would be approximately $755,000, excluding any possible penalties and interest. The Company cannot reasonably determine at this time what the ultimate outcome of the audit will be, although the FTB appears unwilling to accept the Company’s position. The issuance of the Notice of Proposed Assessment by the FTB will not end the administrative processing of the REIT issue because the Company has asserted its administrative protest and appeal rights pending the outcome of litigation by another taxpayer presently in process on the REIT issue in the Los Angeles Superior Court (City National v. Franchise Tax Board). Based upon discussions with legal counsel, it is management’s understanding that the FTB is unwilling to resolve or concede any issues in the audit pending the final outcome of the City National case which contains all of the issues related to the Company’s audit with the FTB. The case is ongoing and may take several years to complete. As a result, the Company has not recognized any liability with respect to the FTB’s assessment as of June 30, 2006.

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

During August 2005, the Bank formed a new subsidiary named United Security Emerging Capital Fund (the Fund) for the purpose of providing investment capital for Low-Income Communities (LIC’s). The new subsidiary was formed as a Community Development Entity (CDE) and as such, must be certified by the Community Development Financial Institutions Fund of the United States Department of the Treasury in order to apply for New Market Tax Credits (NMTC). The Fund submitted an application to the Department of the Treasury to become certified as a CDE in August 2005 that was approved in February 2006. Subsequent to that application, the Fund submitted an application to apply for an allocation of New Market Tax Credits in September 2005. The Fund was not awarded funding from the Treasury during the 2006 allocation process, and will again apply for the 2007 allocation of New Market Tax Credits in August 2006. If the Fund’s NMTC application is approved, the Fund can attract investments and make loans and investments in LIC’s and thereby qualify its investors to receive Federal Income Tax Credits. The maximum that can be applied for under the New Markets Tax Credit program by any one CDE is $150 million, and the Bank is subject to an investment limitation of 10% of its Risk-based capital. Federal new market tax credits would be applied over a seven-year period, 5% for the first three years, and 6% for the next four years for a total of 39%.

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

Trends Affecting Results of Operations and Financial Position

The following table summarizes the quarterly and year-to-date averages of the components of interest-bearing assets as a percentage of total interest-bearing assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 6/30/06	YTD Average 12/31/05	YTD Average 6/30/05

Loans and Leases	78.49%	72.50%	75.10%
Investment securities available for sale	16.67%	19.81%	20.94%
Interest-bearing deposits in other banks	1.37%	1.36%	1.38%
Federal funds sold	3.47%	6.33%	2.58%

Total earning assets	100.00%	100.00%	100.00%
NOW accounts	11.96%	12.14%	12.67%
Money market accounts	31.00%	28.63%	26.96%
Savings accounts	8.41%	8.45%	8.41%
Time deposits	44.12%	46.78%	47.57%
Other borrowings	0.83%	0.32%	0.65%
Subordinated debentures	3.68%	3.68%	3.74%

Total interest-bearing liabilities	100.00%	100.00%	100.00%

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

The Company has continued its business development efforts throughout its market area, and as a result, realized increases in average loans during the first half of 2006. On average, the Company experienced increases of $34.4 million in loans and $5.5 million in average federal funds sold, while other interest earning assets, including investment securities, declined during the period, as compared to the first half of 2005. The Company experienced growth in all loan categories except lease financing, with growth being strongest in commercial and industrial loans, commercial real estate loans real estate, and agricultural loans. Deposit growth totaled $14.6 million during the six months ended June 30, 2006, with much of that growth in NOW, money market accounts, and time deposits over $100,000, as depositors were attracted to those deposit categories by higher yields.

With continued increases in market rates of interest experienced since mid-2004, the Company has realized substantial increases in net interest margins throughout 2005, continuing into the first half of 2006. The Company anticipates continued rate increases through possibly August of 2006 with some stabilization of interest rates after that time. The Company’s net interest margin was 5.69% for the six months ended June 30, 2006, as compared to 5.26% for the year ended December 31, 2005, and 5.29% for the six months ended June 30, 2005. With approximately 61% of the loan portfolio in floating rate instruments at June 30, 2006, benefits of rising rates continue to be realized almost immediately on loan yields. Loans yielded 8.97% during the six months ended June 30, 2006 as compared to 8.21% for the year ended December 31, 2005, and 7.89% for the six months ended June 30, 2005. The Company continues to experience pricing pressures on deposits, as lagging deposit rates played catch-up during 2005 and into the first six months of 2006. The Company’s average cost of funds was 2.90% for the six months ended June 30, 2006 as compared to 2.30% for the year ended December 31, 2005, and 2.08% for the six months ended June 30, 2005. With at least one additional rate increase expected during the last half of 2006, the Company anticipates strong net interest margins during most of 2006.

Noninterest income was enhanced during the quarter ended June 30, 2006 as the result of death-benefit proceeds of $477,000 from the Company’s bank-owned life insurance. Additionally, during the first quarter of 2006, the Company realized a nonrecurring $1.9 million gain on the sale of an investment in correspondent bank stock. Customer service fees declined during both the quarter ended and the six months ended June 30, 2006 as compared to the same periods during 2005. This decline was primarily the result of temporary decreases in ATM income as the Company changed service providers for a portion of its ATM network, combined with minor decreases in overdraft and business analysis fees. It is not anticipated that the decline in ATM fee income is permanent, and the Company anticipates attaining close to previous fee income levels during the third quarter of 2006. During the quarter ended June 30, 2006, the Company realized a loss totaling $147,000 on the ineffective portion of its interest rate swap agreement pursuant to SFAS No. 133 (See Note 6 to the Company’s consolidated financial statements).

The Company has increased efforts to hire and retain qualified staff as part of its strategic growth strategy. As a result, the Company has experienced increased salary expense during the six months ended June 30, 2006, including nearly $97,000 in recruitment fees. Additional noninterest expenses were incurred during the first six months of 2006 as the result of $930,000 in costs associated with an OREO property the Company is in the process of liquidating. The sale of the OREO property is expected to be completed during the third quarter of 2006.

The Company has maintained a strong yet conservative balance sheet, with strong loan growth and sound deposit growth. While total assets have grown nearly $35.4 million between December 31, 2005 and June 30, 2006, the loan portfolio has grown even faster with growth of $65.1 million during the first six months of 2006. Even with the increased loan growth average loan portfolio comprised approximately 79% of overall earning assets during the period. In total, average core deposits, including NOW accounts, money market accounts, and savings accounts, continue to increase and comprise a greater percentage of total interest-bearing liabilities for the six months ended June 30, 2006 as compared to the averages for the previous periods. Time deposits continue to decline as a percentage of total average interest-bearing liabilities, and represents 44.1% of interest-bearing liabilities for the six months ended June 30, 2006 as compared to 46.8% for the year ended December 31, 2005, and 47.6% of interest-bearing liabilities for the six months ended June 30, 2005. As a result of increased loan growth, federal funds borrowings have increased during the period, and totaled $17.1 million at June 30, 2006.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties. The San Joaquin Valley and other California markets continue to benefit from construction lending and commercial loan demand from small and medium size businesses. On average, loans have increased nearly $34.4 million between six-month periods ended June 30, 2005 and June 30, 2006, and total loans at period-end have increased $65.1 million between December 31, 2005 and June 30, 2006. Growth continues primarily in commercial and industrial loans, and commercial real estate loans with increases of $23.4 million, and $18.7 million in those two categories between December 31, 2005 and June 30, 2006. Additional but modest growth was also experienced in agricultural loans, as well as construction loans during the first half of 2006. In the future, the Company will maintain an emphasis on its core lending strengths of commercial real estate and construction lending, as well as small business financing, while expanding opportunities in agricultural, installment, and other loan categories when possible.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Growth and increasing market share will be of primary importance during the remainder of 2006 and beyond. The Company will continue to develop new business in its Convention Center Branch opened in Downtown Fresno during April 2004, as well in the two Kern County branches acquired during April 2004 as the result of the merger with Taft National Bank. During the third quarter of 2005, the Company relocated its East Shaw branch, as well as the Construction and Consumer Loans Departments, located in Fresno, to a new location in north Fresno, which will enhance its business presence in that rapidly growing area. During August 2005, the Company hired a Chief Banking Officer who is responsible for business development efforts within the Company’s market area. The Company is currently developing a new banking program with a major bank in Mexico, which is directed at the Central Valley’s growing Hispanic community. This new program, called Promesa Latina, is scheduled to begin during the third quarter of 2006 and will allow customers to perform a variety of banking services, including money transfers to Mexico.  Market rates of interest will also be an important factor in the Company’s ongoing strategic planning process, as interest rates are expected to continue to rise in the upcoming months.

The Company will continue to evaluate its business plan as economic and market factors change in its market area. Growth and increased market share will be of primary importance during 2006 as the Company seeks additional opportunities within its market areas, particularly as a result of the recently acquired operations in Kern County.

Results of Operations

For the six months ended June 30, 2006, the Company reported net income of $6.9 million or $0.61 per share ($0.60 diluted) as compared to $5.3 million or $0.46 per share ($0.46 diluted) for the six months ended June 30, 2005. The Company’s return on average assets was 2.20% for the six-month-period ended June 30, 2006 as compared to 1.73% for the six-month-period ended June 30, 2005. The Bank’s return on average equity was 22.34% for the six months ended June 30, 2006 as compared to 19.25% for the same six-month period of 2005.

Net Interest Income

Net interest income before provision for credit losses totaled $15.9 million for the six months ended June 30, 2006, representing an increase of $1.7 million or 11.8% when compared to the $14.2 million reported for the same six months of the previous year. The increase in net interest income between 2005 and 2006 is primarily the result of increased volumes in, and yields on, interest-earning assets, which more than offset increases in the Company’s cost of interest-bearing liabilities.

The Bank’s net interest margin, as shown in Table 1, increased to 5.69% at June 30, 2006 from 5.29% at June 30, 2005, an increase of 40 basis points (100 basis points = 1%) between the two periods. Average market rates of interest increased significantly between the six-month periods ended June 30, 2005 and 2006. The prime rate averaged 7.66% for the six months ended June 30, 2006 as compared to 5.68% for the comparative six months of 2005.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Six Months Ended June 30, 2006 and 2005

	2006			2005

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
(dollars in thousands)

Assets:
Interest-earning assets:
Loans and leases (1)	$442,271	$19,675	8.97%	$407,871	$15,952	7.89%
Investment Securities – taxable	91,695	1,642	3.61%	111,493	2,145	3.89%
Investment Securities – nontaxable (2)	2,226	54	4.89%	2,243	54	4.85%
Interest-bearing deposits in other banks	7,710	161	4.21%	7,481	152	4.09%
Federal funds sold and reverse repos	19,553	429	4.42%	14,011	186	2.68%

Total interest-earning assets	563,455	$21,961	7.86%	543,099	$18,489	6.87%

Allowance for credit losses	(7,960)			(7,426)
Noninterest-bearing assets:
Cash and due from banks	26,913			29,556
Premises and equipment, net	11,470			8,825
Accrued interest receivable	3,383			2,559
Other real estate owned	4,355			1,045
Other assets	34,290			34,337

Total average assets	$635,906			$611,995

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$50,322	$126	0.50%	$52,326	$109	0.42%
Money market accounts	130,394	1,520	2.35%	111,350	991	1.79%
Savings accounts	35,364	94	0.54%	34,724	81	0.47%
Time deposits	185,631	3,586	3.90%	196,516	2,531	2.60%
Other borrowings	3,491	91	5.26%	2,692	44	3.30%
Junior subordinated debentures	15,464	633	8.25%	15,464	504	6.57%

Total interest-bearing liabilities	420,666	$6,050	2.90%	413,072	$4,260	2.08%

Noninterest-bearing liabilities:
Noninterest-bearing checking	145,044			138,139
Accrued interest payable	1,861			1,110
Other liabilities	5,803			4,658

Total Liabilities	573,374			556,979
Total shareholders’ equity	62,532			55,016

Total average liabilities and shareholders’ equity	$635,906			$611,995

Interest income as a percentage of average earning assets			7.86%			6.87%
Interest expense as a percentage of average earning assets			2.17%			1.58%

Net interest margin			5.69%			5.29%

(1)

Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $1,674,000 and $1,828,000 for the six months ended June 30, 2006 and 2005, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the six months ended June 30, 2006 compared to June 30, 2005

(In thousands)	Total	Rate	Volume

Increase (decrease) in interest income:
Loans and leases	$3,723	$943	$2,780
Investment securities available for sale	(503)	(422)	(81)
Interest-bearing deposits in other banks	9	4	5
Federal funds sold and securities purchased under agreements to resell	243	65	178

Total interest income	3,472	590	2,882
Increase (decrease) in interest expense:
Interest-bearing demand accounts	546	283	263
Savings accounts	13	10	3
Time deposits	1,056	991	65
Other borrowings	47	15	32
Subordinated debentures	128	128	0

Total interest expense	1,790	1,427	363

Increase (decrease) in net interest income	$1,682	$(837)	$2,519

For the six months ended June 30, 2006, total interest income increased approximately $3.5 million or 18.8% as compared to the six-month period ended June 30, 2005. Earning asset volumes increased primarily in loans and federal funds sold, while volumes decreased moderately in investment securities.

For the six months ended June 30, 2006, total interest expense increased approximately $1.8 million or 42.0% as compared to the six-month period ended June 30, 2005. Between those two periods, average interest-bearing liabilities increased by $7.6 million, while the average rates paid on those liabilities increased by 82 basis points.

Provisions for credit losses are determined on the basis of management’s periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ending June 30, 2006, the provision to the allowance for credit losses amounted to $363,000 as compared to $498,000 for the six months ended June 30, 2005. The amount provided to the allowance for credit losses during the first six months brought the allowance to 1.67% of net outstanding loan balances at June 30, 2006, as compared to 1.86% of net outstanding loan balances at December 31, 2005, and 1.84% at June 30, 2005. The allowance as a percentage of net outstanding loans declined during the six months of 2006 as the result of an improvement in the overall level of nonperforming assets during the period.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005:

	2006	2005	Amount of Change	Percent Change
(In thousands)

Customer service fees	$2,000	$2,248	$(248)	-11.03%
Gain on sale of OREO	27	306	(279)	-91.18%
Proceeds from life insurance	477	0	477	—
Loss on swap ineffectiveness	(147)	0	(147)	—
Gain on sale of investment	1,877	0	1,877	—
Shared appreciation income	0	50	(50)	-100.00%
Other	567	482	85	17.63%

Total noninterest income	$4,801	$3,086	$1,715	55.57%

Noninterest income for the six months ended June 30, 2006 increased $1.7 million when compared to the same period last year. Customer service fees decreased $248,000 between the two six-month periods presented, which is attributable, in part, to declines in ATM income, as well as overdraft charges and business analysis fees. Noninterest income was enhanced during the quarter ended June 30, 2006 as the result of death-benefit proceeds of $477,000 from the Company’s bank owned life insurance. Additionally, during the quarter ended June 30, 2006, the Company realized a loss totaling $147,000 on the ineffective portion of its interest rate swap agreement pursuant to SFAS No. 133 (See Note 6 to the Company’s consolidated financial statements). The $1.9 million gain on sale of investment is the result of the sale of an equity investment in correspondent bank stock with Pacific Coast Bankers Bank (PCBB) recorded during January 2006.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005:

Table 4. Changes in Noninterest Expense

	2006	2005	Amount of Change	Percent Change
(In thousands)

Salaries and employee benefits	$4,810	$3,905	$905	23.20%
Occupancy expense	1,203	1,109	94	8.50%
Data processing	277	325	(48)	-14.63%
Professional fees	420	470	(50)	-10.79%
Directors fees	110	103	7	6.86%
Amortization of intangibles	269	269	0	0.00%
Correspondent bank service charges	100	182	(82)	-44.93%
Writedown on investment	0	662	(662)	-100.00%
Loss on California tax credit partnership	220	228	(8)	-3.53%
Other	2,175	1,276	899	70.34%

Total expense	$9,584	$8,529	$1,055	12.36%

Increases in noninterest expense between the six months ended June 30, 2006 and 2005 are associated primarily with normal, anticipated growth of the Company, including additional staffing costs. Increases in other noninterest expense were primarily the result of additional expenses incurred on a single OREO property, which is in the process of liquidation. Expenses on OREO increased approximately $882,000 between the two six-month periods ended June 30, 2005 and June 30, 2006. The $662,000 writedown of investment incurred during 2005 was related to the Company’s investment in Title Company, which was written down during the second quarter of 2005.

Pursuant to the adoption of SFAS No. 123R during the first quarter of 2006, the Company recognized stock-based compensation expense of $64,000 for the quarter ended June 30, 2006, and a total of $110,000 for the six months ended June 30, 2006. This expense is included in noninterest expense under salaries and employee benefits. The Company expects stock-based compensation expense to be about $64,000 per quarter during the remaining two quarters of 2006. Under the current pool of stock options, stock-based compensation expense will decline to approximately $43,000 per quarter during 2007, then to $26,000 per quarter for 2008, and decline after that through 2010. If new stock options are issued, or existing options fail to vest due, for example, to forfeiture, actual stock-based compensation expense in future periods will change.

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

The Company cannot reasonably determine at this time what the ultimate outcome of the audit will be, although the FTB appears unwilling to accept the Company’s position. The issuance of the Notice of Proposed Assessment by the FTB will not end the administrative processing of the REIT issue because the Company has asserted its administrative protest and appeal rights pending the outcome of litigation by another taxpayer presently in process on the REIT issue in the Los Angeles Superior Court (City National v. Franchise Tax Board). Based upon discussions with legal counsel, it is management’s understanding that the FTB is unwilling to resolve or concede any issues in the audit pending the final outcome of the City National case which contains all of the issues related to the Company’s audit with the FTB. The case is ongoing and may take several years to complete. As a result, the Company has not recognized any liability with respect to the FTB’s assessment as of June 30, 2006.

Financial Condition

Total assets increased $35.4 million or 5.63% to a balance of $664.3 million at June 30, 2006, from the balance of $628.9 million at December 31, 2005, and increased $41.2 million 6.62% from the balance of $623.0 million at June 30, 2005. Total deposits of $561.1 million at June 30, 2006 increased $14.6 million or 2.68% from the balance reported at December 31, 2005, and increased $24.4 million from the balance of $536.7 million reported at June 30, 2005. Between December 31, 2005 and June 30, 2006, loan growth totaled $65.1 million while securities and other short-term investments decreased $30.6 million as these funds were utilized to fund loan growth.

Earning assets averaged approximately $563.5 million during the six months ended June 30, 2006, as compared to $543.1 million for the same six-month period of 2005. Average interest-bearing liabilities increased to $420.7 million for the six months ended June 30, 2006, as compared to $413.1 million for the comparative six-month period of 2005.

Loans and Leases

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $483.0 million at June 30, 2006, an increase of $65.1 million or 15.6% when compared to the balance of $417.9 million at December 31, 2005, and an increase of $74.7 million or 18.1% when compared to the balance of $409.0 million reported at June 30, 2005.  Loans on average increased 8.4% between the six-month periods ended June 30, 2005 and June 30, 2006, with loans averaging $442.3 million for the six months ended June 30, 2006, as compared to $407.9 million for the same six-month period of 2005.

During the first six months of 2006, increases were experienced primarily in commercial and industrial loans, as well as commercial real estate loans, with moderate increases in agricultural loans and construction loans. The following table sets forth the amounts of loans outstanding by category at June 30, 2006 and December 31, 2005, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	June 30, 2006		December 31, 2005

	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
(In thousands)

Commercial and industrial	$136,649	28.3%	$113,263	27.1%	$23,386	20.65%
Real estate – mortgage	108,219	22.4%	89,503	21.4%	18,716	20.91%
Real estate – construction	170,316	35.3%	162,873	38.9%	7,443	4.57%
Agricultural	37,319	7.7%	24,935	6.0%	12,384	49.67%
Installment/other	19,192	4.0%	15,002	3.6%	4,190	27.93%
Lease financing	11,344	2.3%	12,334	3.0%	(990)	-8.03%

Total Gross Loans	$483,039	100.0%	$417,910	100.0%	$65,129	15.58%

The overall average yield on the loan portfolio was 8.97% for the six months ended June 30, 2006 as compared to 7.89% for the six months ended June 30, 2005, and increased between the two periods primarily as the result of an increase in market rates of interest which positively impacted loan yields. At June 30, 2006, 60.9% of the Company’s loan portfolio consisted of floating rate instruments, as compared to 58.1% of the portfolio at December 31, 2005, with the majority of those tied to the prime rate.

Deposits

Total deposits increased during the period to a balance of $561.1 million at June 30, 2006 representing an increase of $14.6 million or 2.68% from the balance of $546.5 million reported at December 31, 2005, and an increase of $15.8 million or 2.91% from the balance reported at June 30, 2005. During the first six months of 2006, increases were experienced in interest-bearing checking accounts, savings accounts, and time deposits of $100,000 or more. During the same period time deposits of less than $100,000 declined by $7.3 million, and noninterest-bearing deposits decreased by $8.4 million or 5.47%.

The following table sets forth the amounts of deposits outstanding by category at June 30, 2006 and December 31, 2005, and the net change between the two periods presented.

Table 6. Deposits

	June 30, 2006	December 31, 2005	Net Change	Percentage Change
(In thousands)

Noninterest bearing deposits	$144,736	$153,113	$(8,377)	-5.47%
Interest bearing deposits:
NOW and money market accounts	186,215	175,852	10,363	5.89%
Savings accounts	36,881	33,590	3,291	9.80%
Time deposits:
Under $100,000	45,949	53,254	(7,305)	-13.72%
$100,000 and over	147,325	130,651	16,674	12.76%

Total interest bearing deposits	416,370	393,347	23,023	5.85%

Total deposits	$561,106	$546,460	$14,646	2.68%

The Company’s deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $23.0 million or 5.85% between December 31, 2005 and June 30, 2006, while noninterest-bearing deposits decreased $8.4 million or 5.47% between the same two periods presented. Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company’s principal sources of funding and liquidity. These core deposits amounted to 73.4% and 75.7% of the total deposit portfolio at June 30, 2006 and December 31, 2005, respectively.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $13.7 million or 2.57% in total deposits between the six-month periods ended June 30, 2005 and June 30, 2006. Between these two periods, average interest-bearing deposits increased $6.8 million or 1.72%, while total noninterest-bearing checking increased $6.9 million or 5.0% on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized and uncollateralized lines of credit aggregating $275.5 million, as well as FHLB lines of credit totaling $25.2 million at June 30, 2006. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At June 30, 2006, the Company had advances of $17.1 million on an uncollateralized Federal Funds line of credit. The Company had collateralized and uncollateralized lines of credit aggregating $248.7.1 million, as well as FHLB lines of credit totaling $10.7 million at December 31, 2005.

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

There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. During the first six months of 2006, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

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

At June 30, 2006 and 2005, the Company’s recorded investment in loans for which impairment has been recognized totaled $7.4 million and $19.3 million, respectively. Included in total impaired loans at June 30, 2006, are $5.9 million of impaired loans for which the related specific allowance is $4.1 million, as well as $1.5 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at June 30, 2005 included $11.4 million of impaired loans for which the related specific allowance is $3.4 million, as well as $7.9 million of impaired loans that, as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $10.9 million during the first six months of 2006 and $17.1 million during the first six months of 2005. In most cases, the Bank uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the six months ended June 30, 2006, and year ended December 31, 2005, the Company recognized $35,000 and $34,000, respectively, in income on such loans. For the six months ended June 30, 2005 the Company recognized no income on such loans.

The Company focuses on competition and other economic conditions within its market area, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. With interest rates rising significantly since July 2004, the Federal Reserve perceives economic growth as strong, but indications are that rate increases will slow sometime during the remainder of 2006. Both business and consumer spending have improved during the past two years, with GDP currently ranging between 3.5% and 4.0%. It is difficult to determine how long the Federal Reserve will continue to adjust interest rates in an effort to influence the economy, however with the 125 basis point increase in the prime rate during the second half of 2004, an additional 200 basis point increase during 2005, and then four 25 basis point increases during the first half of 2006, it is anticipated the rates may level off after the August 2006 Federal Reserve Open Market Committee meeting. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. The local market has improved economically during the past several years while the rest of the state and the nation has experienced slowed economic growth. The local area residential housing markets continue to be very strong, which should bode well for sustained growth in the Company’s market areas of Fresno and Madera, and Kern Counties. Local unemployment rates remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates have improved during the past several years. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state, although this growth may begin to slow as higher interest rates dampen economic expansion.  Management recognizes increased risk of loss due to the Company’s exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company’s allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity (unaudited)

	June 30, 2006	June 30, 2005
(In thousands)

Total loans outstanding at end of period before deducting allowances for credit losses	$481,896	$408,203

Average net loans outstanding during period	442,271	407,871

Balance of allowance at beginning of period	7,748	7,251
Loans charged off:
Real estate	0	0
Commercial and industrial	(2)	(115)
Lease financing	(149)	(143)
Installment and other	(17)	(50)

Total loans charged off	(168)	(308)
Recoveries of loans previously charged off:
Real estate	0	0
Commercial and industrial	42	24
Lease financing	1	2
Installment and other	20	24

Total loan recoveries	63	50

Net loans charged off	(105)	(258)
Provision charged to operating expense	363	498
Reclassification of off-balance sheet reserve	33	12

Balance of allowance for credit losses at end of period	$8,039	$7,503

Net loan charge-offs to total average loans (annualized)	0.05%	0.13%
Net loan charge-offs to loans at end of period (annualized)	0.04%	0.13%
Allowance for credit losses to total loans at end of period	1.67%	1.84%
Net loan charge-offs to allowance for credit losses (annualized)	2.63%	6.93%
Net loan charge-offs to provision for credit losses (annualized)	28.93%	51.81%

At both June 30, 2006 and 2005, $509,000 and $495,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities. Management believes that the 1.67% credit loss allowance at June 30, 2006 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company’s service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets

	June 30, 2006	December 31, 2005
(In thousands)

Nonaccrual Loans	$7,624	$13,930
Restructured Loans	4,924	0

Total nonperforming loans	12,548	13,930
Other real estate owned	4,351	4,356

Total nonperforming assets	$16,899	$18,286

Loans past due 90 days or more, still accruing	$2	$0

Nonperforming loans to total gross loans	2.60%	3.33%

Nonperforming assets to total gross loans	3.50%	4.38%

Nonaccrual loans have declined between December 31, 2005 and June 30, 2006 as the result of a transfer of a single lending relationship from nonaccrual status to accrual status during the first quarter of 2006. The $4.9 million loan was restructured during the first quarter of 2006 has been reclassified as such for reporting purposes.

The Company purchased a schedule of payments collateralized by Surety Bonds and lease payments in September 2001 that have a current balance owing of $5.5 million plus interest. The leases have been nonperforming since June of 2002 (see “Asset Quality and Allowance for Credit Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2005 Annual Report on Form 10-K). The impaired lease portfolio is on non-accrual status and has a specific allowance allocation of $3.8 million and $3.5 million allocated at June 30, 2006 and December 31, 2005, and a net carrying value of $1.7 million and $2.0 million at June 30, 2006 and December 31, 2005, respectively. The specific allowance was determined based on an estimate of expected future cash flows.

The Company believes that under generally accepted accounting principles, a total loss of principal is not probable and the specific allowance of $3.8 million calculated for the impaired lease portfolio at June 30, 2006 under SFAS No. 114 is in accordance with generally accepted accounting principles.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at June 30, 2006 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 60.9% of the Company’s loan portfolio at June 30, 2006.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company’s liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company’s highest yielding asset. At June 30, 2006, the Bank had 71.3% of total assets in the loan portfolio and a loan to deposit ratio of 85.9%. Liquid assets at June 30, 2006 include cash and cash equivalents totaling $36.4 million as compared to $63.0 million at December 31, 2005. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $300.1 million at June 30, 2006.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During the six months ended June 30, 2006, dividends paid by the Bank to the parent company totaled $5.0 million dollars.

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

The following table sets forth the Company’s and the Bank’s actual capital positions at June 30, 2006 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company Actual Capital Ratios	Bank Actual Capital Ratios	Minimum Capital Ratios

Total risk-based capital ratio	13.52%	12.92%	10.00%
Tier 1 capital to risk-weighted assets	12.42%	11.82%	6.00%
Leverage ratio	11.68%	11.10%	5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at June 30, 2006. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first six months of 2006, the Company has received $5.0 million in cash dividends from the Bank, from which the Company paid $2.4 million in dividends to shareholders.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At June 30, 2006 the Bank’s qualifying balance with the Federal Reserve was approximately $25,000 consisting of balances held with the Federal Reserve.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of June 30, 2006 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on a spread from the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge has a remaining notional value of $15.6 million, matures in September 2008, and has a duration of approximately 12 months. As of June 30, 2006, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 2.25 years. As of June 30, 2006, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $16,000 (net of tax benefit of $11,000). During the six months ended June 30, 2006, $234,000 was reclassified from other accumulated other comprehensive income into expense, and is reflected as a reduction in other noninterest income.

The Company performs a quarterly analysis of the interest rate swap agreement. At June 30, 2006, the Company determined that the swap remains highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge, and therefore continues to qualify for hedge accounting under the guidelines of SFAS No. 133. However, during the second quarter of 2006, the Company determined that the underlying loans being hedged were paying off faster than the notional value of the hedge instrument was amortizing. As a result, the notional value of the hedge instrument was approximately $3.8 million greater than the underlying loans being hedged at June 30, 2006. This difference between the notional value of the hedge and the underlying hedged assets is considered an “overhedge” pursuant to SFAS No. 133 guidelines and may constitute ineffectiveness if the difference is other than temporary. The Company has determined that the difference is permanent and, as a result, has reclassified $147,000 of the pretax hedge loss reported in other comprehensive income into earnings during the second quarter of 2006. The amount reclassified from other comprehensive income into earnings was based upon the difference between the net present value of the anticipated cash flows using the notional value of the hedge, and the net present value of anticipated cash flows using the remaining balances of the underlying loans being hedged. The $147,000 in expense recognized as hedge ineffectiveness is reflected in other noninterest income as of June 30, 2006.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at June 30, 2006, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company’s market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at June 30, 2006 and December 31, 2005 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	June 30, 2006			December 31, 2005

Change in Rates	Estimated MV of Equity	Change in MV of Equity $	Change in MV of Equity $	Estimated MV of Equity	Change in MV of Equity $	Change in MV of Equity %

+ 200 BP	$85,319	$934	1.11%	$76,643	$(519)	-0.67%
+ 100 BP	85,833	1,148	1.72%	76,202	(960)	-1.24%
0 BP	84,385	0	0.00%	77,162	0	0.00%
- 100 BP	83,606	(779)	-0.92%	72,918	(4,244)	-5.50%
- 200 BP	81,759	(2,626)	-3.11%	70,587	(6,576)	-8.52%

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

(b) Changes in Internal Controls over Financial Reporting: During the quarter ended June 30, 2006, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls over financial reporting or other factors that could significantly affect these controls.

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

PART II. OTHER INFORMATION

Item 1. Not applicable

Item 1A. There have been no material changes in the Company’s risk factors during the second quarter of 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(All amounts in the following table and discussion have been adjusted to reflect the 2-for-1 stock split effective May 1, 2006):

Purchases of Equity Securities by Affiliates and Associated Purchasers

			Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
		Weighted Average Price Paid Per Share
	Total Number Of Shares Purchased

Period

04/01/06 to 04/30/06	0	—	0	350,314
05/01/06 to 05/31/06	9,090	$23.40	9,094	341,220
06/01/06 to 06/30/06	4,031	$22.52	4,031	337,189

Total second quarter 2006	13,121	$23.13	13,121

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

Then, on February 25, 2004 the Company announced another stock repurchase plan under which the Board of Directors approved a plan to repurchase, as conditions warrant, up to 553,000 shares (adjusted for 2-1 stock split May 2006) of the Company’s common stock on the open market or in privately negotiated transactions. As with the first plan, the duration of the new program is open-ended and the timing of purchases will depend on market conditions.

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

United Security Bancshares

Date: August 8, 2006	/S/ Dennis R. Woods

Dennis R. Woods
President and Chief Executive Officer

/S/ Kenneth L. Donahue

Kenneth L. Donahue
Senior Vice President and Chief Financial Officer