Form 10-Q/A
period 2006-03-31
UNITED SECURITY BANCSHARES
filed 2006-11-07
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A
 Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

TABLE OF CONTENTS

EXPLANATORY NOTE

PART II. OTHER INFORMATION

          Item 6. Exhibits

SIGNATURES

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the first quarter of 2006 is solely for the purpose of re-filing Exhibit 10.1.  The original Exhibit 10.1 included with the Company’s original Quarterly Report on Form 10-Q for the first quarter of 2006 (“Original Report”) filed with the Securities Exchange Commission on May 10, 2006 was an incorrect copy of the exhibit and was filed as a result of an inadvertent error.

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the first quarter of 2006 does not reflect events occurring after the filing of the Original Report or modify or update the disclosures therein in any way other than as described above. This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the first quarter of 2006 should be read in conjunction with the Company’s other filings with the Commission subsequent to the filing of the Original Report.

PART II. OTHER INFORMATION

Item 6. Exhibits:

          (a)          Exhibits:

10.1	Stock Option Agreement for Dennis R. Woods dated February 6, 2006

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Security Bancshares

Date: November 6, 2006	/s/ Dennis R. Woods

Dennis R. Woods
President and
Chief Executive Officer

/s/ Kenneth L. Donahue

Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer