Form 10-Q
period 2006-09-30
UNITED SECURITY BANCSHARES
filed 2006-11-08
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter - June 30, 2006:   $176,056,726

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value

(Title of Class)

Shares outstanding as of October 31, 2006:  11,304,198

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
September 30, 2006 and December 31, 2005

(in thousands except shares)	September 30, 2006	December 31, 2005

Assets
Cash and due from banks	$24,960	$27,915
Federal funds sold	14,460	35,115

Cash and cash equivalents	39,420	63,030
Interest-bearing deposits in other banks	7,832	7,656
Investment securities available for sale	90,034	95,236
Loans and leases	499,314	417,910
Unearned fees	(981)	(753)
Allowance for credit losses	(8,005)	(7,748)

Net loans	490,328	409,409
Accrued interest receivable	4,271	3,394
Premises and equipment - net	13,172	11,028
Other real estate owned	1,919	4,356
Intangible assets	2,398	2,801
Goodwill	750	750
Cash surrender value of life insurance	13,540	13,529
Investment in limited partnership	3,674	3,963
Deferred income taxes	5,103	5,194
Other assets	5,571	8,513

Total assets	$678,012	$628,859

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$151,658	$153,113
Interest bearing	438,469	393,347

Total deposits	590,127	546,460
Accrued interest payable	1,822	1,875
Accounts payable and other liabilities	5,974	6,046
Junior subordinated debentures	15,464	15,464

Total liabilities	613,387	569,845
Shareholders’ Equity
Common stock, no par value 20,000,000 shares authorized, 11,309,698 and 11,361,118 issued and outstanding, in 2006 and 2005, respectively	20,601	22,084
Retained earnings	45,323	38,682
Accumulated other comprehensive loss	(1,299)	(1,752)

Total shareholders’ equity	64,625	59,014

Total liabilities and shareholders’ equity	$678,012	$628,859

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,

(In thousands except shares and EPS)	2006	2005	2006	2005

Interest Income:
Loans, including fees	$11,461	$8,396	$31,136	$24,349
Investment securities – AFS – taxable	808	1,024	2,450	3,198
Investment securities – AFS – nontaxable	27	31	81	85
Federal funds sold	170	503	599	660
Interest on deposits in other banks	82	78	243	230

Total interest income	12,548	10,032	34,509	28,522
Interest Expense:
Interest on deposits	3,508	2,396	8,834	6,108
Interest on other borrowings	491	289	1,215	837

Total interest expense	3,999	2,685	10,049	6,945

Net Interest Income Before Provision for Credit Losses	8,549	7,347	24,460	21,577
Provision for Credit Losses	276	392	639	890

Net Interest Income	8,273	6,955	23,821	20,687
Noninterest Income:
Customer service fees	906	1,121	2,905	3,368
Gain on sale of other real estate owned	11	11	38	317
Proceeds from life insurance	5	0	482	0
Gain (loss) on swap ineffectiveness	53	0	(94)	0
Gain on sale of investment in correspondent bank stock	0	0	1,877	0
Gain (loss) on sale of fixed assets	1,011	(9)	1,012	(5)
Shared appreciation income	0	62	0	112
Other	345	268	912	747

Total noninterest income	2,331	1,453	7,132	4,539
Noninterest Expense:
Salaries and employee benefits	2,308	2,011	7,118	5,916
Occupancy expense	656	654	1,859	1,763
Data processing	95	154	372	479
Professional fees	244	274	664	744
Director fees	57	54	167	157
Amortization of intangibles	134	134	403	403
Correspondent bank service charges	53	90	153	272
Writedown on investment	0	0	0	662
Loss on California tax credit partnership	110	114	330	342
OREO expense	870	(15)	1,804	36
Other	533	593	1,774	1,820

Total noninterest expense	5,060	4,063	14,644	12,594

Income Before Taxes on Income	5,544	4,345	16,309	12,632
Provision for Taxes on Income	2,083	1,618	5,922	4,653

Net Income	$3,461	$2,727	$10,387	$7,979

Other comprehensive income, net of tax:
Unrealized gain (loss) on available for sale securities and interest rate swap – net of income tax expense (benefit) of $138, $(397), $263 and $(630)	391	(523)	453	(794)

Comprehensive Income	$3,852	$2,204	$10,840	$7,185

Net Income per common share
Basic	$0.31	$0.24	$0.91	$0.70

Diluted	$0.30	$0.24	$0.91	$0.70

Shares on which net income per common shares Were based
Basic	11,337,694	11,369,192	11,358,351	11,370,298

Diluted	11,455,145	11,455,182	11,476,272	11,448,886

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Periods Ended September 30, 2006

	Common stock	Common stock	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total

(In thousands except shares)	Number of Shares	Amount

Balance January 1, 2005	11,367,588	$22,322	$31,879	$(67)	$(898)	$53,236
Director/Employee stock options exercised	6,000	53				53
Tax benefit of stock options exercised		3				3
Net changes in unrealized loss on available for sale securities (net of income tax benefit of $591)					(886)	(886)
Net changes in unrealized loss on interest rate swaps (net of income tax benefit of $40)					92	92
Dividends on common stock ($0.27 per share)			(3,069)			(3,069)
Repurchase and cancellation of common shares	(12,088)	(151)				(151)
Release of unearned ESOP shares	7,692	8		67		75
Net Income			7,979			7,979

Balance September 30, 2005 (Unaudited)	11,369,192	22,235	36,789	0	(1,692)	57,332
Director/Employee stock options exercised	6,000	66				66
Tax benefit of stock options exercised		10				10
Net changes in unrealized loss on available for sale securities (net of income tax benefit of $118)					(178)	(178)
Net changes in unrealized loss on interest rate swaps (net of income tax of $16)					118	118
Dividends on common stock ($0.10 per share)			(1,135)			(1,135)
Repurchase and cancellation of common shares	(14,074)	(227)				(227)
Net Income			3,028			3,028

Balance December 31, 2005	11,361,118	22,084	38,682	0	(1,752)	59,014
Director/Employee stock options exercised	46,000	318				318
Tax benefit of stock options exercised		201				201
Net changes in unrealized loss on available for sale securities (net of income tax of $158)					237	237
Net changes in unrealized loss on interest rate swaps (net of income tax of $105)					216	216
Dividends on common stock ($0.33 per share)			(3,746)			(3,746)
Repurchase and cancellation of common shares	(97,420)	(2,177)				(2,177)
Stock-based compensation expense		175				175
Net Income			10,387			10,387

Balance September 30, 2006 (Unaudited)	11,309,698	$20,601	$45,323	$0	$(1,299)	$64,625

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,

(In thousands)	2006	2005

Cash Flows From Operating Activities:
Net income	$10,387	$7,979
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	639	890
Depreciation and amortization	1,216	1,112
Amortization of investment securities	(44)	(53)
Increase in accrued interest receivable	(877)	(569)
(Decrease) increase in accrued interest payable	(53)	430
Increase (decrease) in unearned fees	228	(240)
(Decrease) increase in income taxes payable	(191)	238
Excess tax benefits from stock-based payment arrangements	(1)	0
Stock-based compensation expense	175	0
Increase (decrease) in accounts payable and accrued liabilities	141	(139)
Gain on sale of correspondent bank stock	(1,877)	0
Gain on sale of other real estate owned	(38)	(317)
Write-down of other investments	0	662
(Gain) loss on sale of fixed assets	(1,012)	5
Loss on swap ineffectiveness	94	0
Income from life insurance proceeds	(482)	0
Decrease (increase) in surrender value of life insurance	216	(272)
Loss on limited partnership interest	330	342
Net decrease (increase) in other assets	2,496	(2,191)

Net cash provided by operating activities	11,347	7,877
Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	(176)	(169)
Net redemption (purchase) of FHLB/FRB and other bank stock	51	(267)
Purchases of available-for-sale securities	0	(4,804)
Proceeds from maturities and calls of available-for-sale securities	5,640	7,436
Net (increase) decrease in loans	(83,513)	5,082
Premium paid on life insurance	(227)	0
Cash proceeds from sale of correspondent bank stock	2,607	0
Cash proceeds from sales of foreclosed assets	1,946	129
Proceeds from sales of other real estate owned	2,476	1,887
Capital expenditures for premises and equipment	(3,432)	(2,967)
Cash proceeds from sales of premises and equipment	1,499	20

Net cash (used in) provided by investing activities	(73,129)	6,347
Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	26,863	28,451
Net increase (decrease) in certificates of deposit	16,804	(15,740)
Director/Employee stock options exercised	318	53
Excess tax benefits from stock-based payment arrangements	1	0
Repurchase and retirement of common stock	(2,177)	(151)
Repayment of ESOP borrowings	0	(75)
Payment of dividends on common stock	(3,637)	(2,957)

Net cash provided by financing activities	38,172	9,581

Net (decrease) increase in cash and cash equivalents	(23,610)	23,805
Cash and cash equivalents at beginning of period	63,030	56,406

Cash and cash equivalents at end of period	$39,420	$80,211

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

On October 6, 2006 the Company announced the signing of a definitive merger agreement providing for the merger of Legacy Bank, N.A. with and into United Security Bank, a wholly owned subsidiary of the Company. Legacy Bank currently operates one banking office in Campbell, California serving small business and retail banking clients. Upon completion of the merger, Legacy Bank’s branch office will be operated as a branch office of United Security Bank. As of September 30, 2006, Legacy Bank had total assets of $82 million and deposits of $72 million. (See Note 12 to the Company’s consolidated financial statements contained herein for details of the merger).

On March 28, 2006, the Company announced a 2-for-1 stock split of the Company’s no-par common stock payable May 1, 2006 effected in the form of a 100% stock dividend. All periods presented in this 10-Q have been restated to reflect the effect of the stock split (see Note 8).

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2005. Effective January 1, 2006, the Company has adopted SFAS No. 123R, “Accounting for Share-Based Payments” for recording and measurement of its shared-based payments as disclosed in Note 10 below. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain reclassifications have been made to the 2005 financial statements to conform to the classifications used in 2006. None of these reclassifications were material.

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

The scope of FIN 48 is broad and includes all tax positions accounted for in accordance with SFAS No. 109. Additionally, besides business enterprises, FIN 48 applies to pass-through entities, and entities whose tax liability is subject to 100 percent credit for dividends paid (such as real estate investment trusts).

FIN 48 will be effective for the Company beginning after January 1, 2007. Any cumulative effect of applying FIN 48 would be reported as an adjustment to retained earnings at the beginning of the period in which the Interpretation is adopted. The Company has not yet determined what impact FIN 48 will have on the Company’s financial statements.

2.	Investment Securities Available for Sale

Following is a comparison of the amortized cost and approximate fair value of securities available for sale as of September 30, 2006 and December 31, 2005:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)

September 30, 2006:
U.S. Government agencies	$76,623	$69	$(1,539)	$75,153
U.S. Government agency Collateralized mortgage obligations	18	0	(1)	17
Obligations of state and political subdivisions	2,226	79	(1)	2,304
Other investment securities	13,000	0	(440)	12,560

	$91,867	$148	$(1,981)	$90,034

December 31, 2005:
U.S. Government agencies	$82,215	$110	$(2,002)	$80,323
U.S. Government agency collateralized mortgage obligations	22	0	(1)	21
Obligations of state and political subdivisions	2,226	95	(1)	2,320
Other investment securities	13,000	0	(428)	12,572

	$97,463	$205	$(2,432)	$95,236

Included in other investment securities at both September 30, 2006 and December 31, 2005, is a short-term government securities mutual fund totaling $7.7 million, and a CRA-qualified mortgage fund totaling $4.8 million at September 30, 2006 and $4.9 million at December 31, 2005. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were no realized gains or losses on sales or calls of available-for-sale securities during the nine months ended September 30, 2006 or September 30, 2005.

Securities that have been temporarily impaired less than 12 months at September 30, 2006 are comprised of one U.S. government agency security and one municipal agency security with a total weighted average life of 12.5 years. As of September 30, 2006, there were twenty U.S. government agency securities, one collateralized mortgage obligation, and two other investment securities with a total weighted average life of 2.3 years that have been temporarily impaired for twelve months or more.

The following summarizes temporarily impaired investment securities at September 30, 2006:

	Less than 12 Months		12 Months or More		Total

(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses

Securities available for sale:
U.S. Government agencies	$643	$(4)	$69,959	$(1,535)	$70,602	$(1,539)
U.S. Government agency collateralized mortgage
Obligations	0	0	13	(1)	13	(1)
Obligations of state and political subdivisions	35	(1)	0	0	35	(1)
Other investment securities	0	0	12,560	(440)	12,560	(440)

Total impaired securities	$678	$(5)	$82,532	$(1,976)	$83,210	$(1,981)

Because the decline in market value is attributable to changes in market rates of interest rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company considers these investments to be temporarily impaired at September 30, 2006.

At September 30, 2006 and December 31, 2005, available-for-sale securities with an amortized cost of approximately $77.7 million and $69.3 million (fair value of $76.4 million and $67.8 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

3.	Loans and Leases

Loans include the following:

(In thousands)	September 30, 2006	% of Loans	December 31, 2005	% of Loans

Commercial and industrial	$161,103	32.3%	$113,263	27.1%
Real estate – mortgage	108,854	21.8%	89,503	21.4%
Real estate – construction	163,295	32.7%	162,873	38.9%
Agricultural	35,849	7.2%	24,935	6.0%
Installment/other	19,218	3.8%	15,002	3.6%
Lease financing	10,995	2.2%	12,334	3.0%

Total Gross Loans	$499,314	100.0%	$417,910	100.0%

There were no loans over 90 days past due and still accruing interest at September 30, 2006 or December 31, 2005. Nonaccrual loans totaled $7.6 million and $13.9 million at September 30, 2006 and December 31, 2005, respectively.

An analysis of changes in the allowance for credit losses is as follows:

(In thousands)	September 30, 2006	December 31, 2005	September 30, 2005

Balance, beginning of year	$7,748	$7,251	$7,251
Provision charged to operations	639	1,140	890
Losses charged to allowance	(475)	(773)	(590)
Recoveries on loans previously charged off	93	165	87
Reclassification of off-balance sheet reserve	0	(35)	(15)

Balance at end-of-period	$8,005	$7,748	$7,623

The allowance for credit losses represents management’s estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. The formula allowance for unfunded loan commitments totaling $516,000 at September 30, 2006 is carried in other liabilities. Significant changes in these estimates might be required in the event of a downturn in the economy and/or the real estate markets in the San Joaquin Valley, and the greater Oakhurst and East Madera County areas.

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the periods presented:

(in thousands)	September 30, 2006	December 31, 2005	September 30, 2005

Total impaired loans at period-end	$8,839	$12,851	$14,138

Impaired loans which have specific allowance	5,529	10,564	12,140

Total specific allowance on impaired loans	3,861	4,125	3,353

Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	3,310	2,287	1,998

(in thousands)	QTD – 9/30/06	YTD - 12/31/05	YTD – 9/30/05

Average recorded investment in impaired loans during period	$10,382	$15,936	$16,708

Income recognized on impaired loans during period	35	34	0

4.	Sale of Fixed Assets

During September 2006, the Company sold its administrative headquarters at 1525 E. Shaw Avenue in Fresno, California in preparation for a move to the Company’s new administrative headquarters located in downtown Fresno during mid-November 2006. The Company will rent the current premises during the two months for transition purposes pending its move to the new administrative location. Proceeds from the sale totaled $1.5 million for the building and certain furniture and fixtures. The total carrying value of the building and furniture sold amounted to $498,000, resulting in a realized gain of $1.0 million during the third quarter of 2006.

5.	Supplemental Cash Flow Disclosures

	Nine Months Ended September 30,

(In thousands)	2006	2005

Cash paid during the period for:
Interest	$10,102	$6,515
Income Taxes	5,990	4,470
Noncash investing activities:
Loans transferred to foreclosed property	0	$4,811
Dividends declared not paid	$1,245	1,023

6.	Net Income Per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Quarter Ended Sept 30,		Nine Months Ended Sept 30,

(In thousands except earnings per share data)	2006	2005	2006	2005

Net income available to common shareholders	$3,461	$2,727	$10,387	$7,979
Weighted average shares issued	11,338	11,369	11,358	11,370
Add: dilutive effect of stock options	117	86	118	79

Weighted average shares outstanding adjusted for potential dilution	11,455	11,455	11,476	11,449

Basic earnings per share	$0.31	$0.24	$0.91	$0.70

Diluted earnings per share	$0.30	$0.24	$0.91	$0.70

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

The amortizing hedge has a remaining notional value of $14.9 million at September 30, 2006, matures in September 2008, and has a duration of approximately 9 months. As of September 30, 2006, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 1.9 years. As of September 30, 2006, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $199,000 (net of tax benefit of $133,000). During the nine months ended September 30, 2006, $367,056 was reclassified from other accumulated comprehensive income into expense, and is reflected as a reduction in interest income.

The Company has performed a quarterly analysis of the effectiveness of the interest rate swap agreement at September 30, 2006. As a result of a correlation analysis, the Company has determined that the swap remains highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge and, therefore, continues to qualify for hedge accounting under the guidelines of SFAS No. 133.   However, during the second quarter of 2006, the Company determined that the underlying loans being hedged were paying off faster than the notional value of the hedge instrument was amortizing. As a result, the notional value of the hedge instrument was approximately $3.8 million greater than the underlying loans being hedged at June 30, 2006, and $3.3 million greater than the underlying loans being hedged at September 30, 2006. This difference between the notional value of the hedge and the underlying hedged assets is considered an “overhedge” pursuant to SFAS No. 133 guidelines and may constitute ineffectiveness if the difference is other than temporary. The Company determined that the difference is other than temporary and, as a result, reclassified $147,000 of the pretax hedge loss reported in other comprehensive income into earnings during the second quarter of 2006. During the third quarter of 2006, the Company adjusted the pretax loss reported in other comprehensive income by $53,000 resulting in a year-to-date loss related to swap ineffectiveness of $94,000 reported in earnings. The ineffective amount reclassified from other comprehensive income into earnings was based upon the difference between the net present value of the anticipated cash flows using the notional value of the hedge, and the net present value of anticipated cash flows using the remaining balances of the underlying loans being hedged. The $94,000 in expense recognized as hedge ineffectiveness is reflected in noninterest income as of September 30, 2006.

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

9.	Common Stock Repurchase Plan

On February 25, 2004, the Company announced a stock repurchase plan under which the Board of Directors approved a plan to repurchase, as conditions warrant, up to 276,500 shares of the Company’s common stock (effectively 553,000 shares with the May 2006 2-for-1 stock split) on the open market or in privately negotiated transactions. As with the previous plan, the duration of the new program is open-ended and the timing of purchases will depend on market conditions. Concurrent with the approval of the new repurchase plan, the Board terminated the 2001 stock repurchase plan. During the year ended December 31, 2005, 26,162 shares (effected for May 2006 stock split) were repurchased at a total cost of $377,000 and an average price per share of $14.46.

During the nine months ended September 30, 2006, 97,420 shares were repurchased at a total cost of $2.2 million and an average per share price of $22.33.

10.	Stock Based Compensation

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

The Company has adopted SFAS No. 123 R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the nine months ended September 30, 2006 includes: a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006 and b) compensation cost for all share-based awards granted subsequent to January 1,2006. Compensation cost was determined using proforma disclosure information previously calculated under SFAS No. 123. Pursuant to the modified-prospective-transition method, the results for prior periods have not been restated.

Included in salaries and employee benefits for the nine months ending September 30, 2006 is $175,000 of share-based compensation. The related tax benefit, recorded in the provision for income taxes, totaled $2,000.

As of January 1, 2006, options have been granted to officers and key employees at an exercise price equal to estimated fair value at the date of grant as determined by the Board of Directors. All options granted are service awards, and as such are based solely upon fulfilling a requisite service period (the vesting period). In May 2005, the Company’s shareholders approved the adoption of the United Security Bancshares 2005 Stock Option Plan (2005 Plan). At the same time, all previous plans, including the 1995 Plan, were terminated. The 2005 Plan provides for the granting of up to 500,000 shares (adjusted for the 2-for-1 stock split effective May 2006) of authorized and unissued shares of common stock at option prices per share which must not be less than 100% of the fair market value per share at the time each option is granted. The 2005 Plan further provides that the maximum aggregate number of shares that may be issued as incentive stock options under the 2005 Plan is 500,000 (as adjusted for stock split).

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

A summary of the Bank’s options as of January 1, 2006 and changes during the nine months ending September 30, 2006 is presented below (restated to reflect 2-for-1 stock split).

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000’s)	Weighted Average Remaining Contractual Term (years)

Options outstanding January 1, 2006	242,000	$9.16	—	5.1
Granted during the year	103,500	18.91	—	13.1
Exercised during the year	(46,000)	6.91	—	—

Options outstanding Sept 30, 2006	299,500	$12.87	$2,977	6.4

Options exercisable at Sept 30, 2006	122,000	$7.26	$1,865	2.5

As of September 30, 2006, there was $461,000 of total unrecognized compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.0 years. The Company received $318,000 in cash proceeds on options exercised during the nine months ended September 30, 2006. Tax benefits realized on those options exercised totaled $201,000.

	Period Ended September 30, 2006	Period Ended September 30, 2005

Weighted average grant-date fair value of stock options granted	$4.30	$2.48
Total fair value of stock options vested	$61,030	$17,780
Total intrinsic value of stock options exercised	$631,320	$22,490

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

	Nine Months Ended

	September 30, 2006	September 30, 2005

Risk Free Interest Rate	4.60%	4.54%
Expected Dividend Yield	2.65%	2.88%
Expected Life in Years	6.50 Years	6.43 Years
Expected Price Volatility	18.38%	16.78%

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

(In thousands except earnings per share)	Quarter Ended Sept 30, 2005	Nine Months Ended Sept 30, 2005

Net income, as reported	$2,727	$7,979
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17)	(25)

Pro forma net income	$2,710	$7,954

Earnings per share:
Basic – as reported	$0.24	$0.70

Basic – pro forma	$0.24	$0.70

Diluted – as reported	$0.24	$0.70

Diluted – pro forma	$0.24	$0.69

11.	Taxes – Loss Contingency

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

During the first quarter of 2005, the FTB notified the Company of its intent to audit the REIT for the tax years ended December 2001 and 2002. The Company has retained legal counsel to represent it in the tax audit, and counsel has provided the FTB with documentation supporting the Company’s position. The FTB concluded its audit during January 2006. At that time the FTB submitted a closing letter to the Company, which included proposed assessments related to the tax benefits taken for the REIT during 2002. During April 2006, the FTB issued a Notice of Proposed Assessment to the Company. The Company still believes the case has merit based upon the fact that the FTB is ignoring certain facts of law in the case.  If the FTB were to prevail against the Company in its defense of tax benefits taken during 2002, the negative effect to net income resulting from the reversal of tax benefits taken during 2002 would be approximately $755,000, excluding any possible penalties and interest. The Company cannot reasonably determine at this time what the ultimate outcome of the audit will be, although the FTB appears unwilling to accept the Company’s position. The issuance of the Notice of Proposed Assessment by the FTB will not end the administrative processing of the REIT issue because the Company has asserted its administrative protest and appeal rights pending the outcome of litigation by another taxpayer presently in process on the REIT issue in the Los Angeles Superior Court (City National v. Franchise Tax Board). Based upon discussions with legal counsel, it is management’s understanding that the FTB is unwilling to resolve or concede any issues in the audit pending the final outcome of the City National case which contains all of the issues related to the Company’s audit with the FTB. The case is ongoing and may take several years to complete. As a result, the Company has not recognized any liability with respect to the FTB’s assessment as of September 30, 2006.

12.	Subsequent Event – Definitive Merger Agreement with Legacy Bank

On October 6, 2006 the Company announced the signing of a definitive merger agreement providing for the merger of Legacy Bank, N.A. with and into United Security Bank, a wholly owned subsidiary of the Company. Legacy Bank currently operates one banking office in Campbell, California serving small business and retail banking clients. Upon completion of the merger, Legacy Bank’s branch office will operate as a branch office of United Security Bank. As of September 30, 2006, Legacy Bank had total assets of $82 million and deposits of $72 million.

In the merger, the Company will issue shares of its stock in a tax free exchange for all of the Legacy Bank common shares. The total value of the transaction is expected to be approximately $21.7 million. The merger is expected to be completed in the first quarter 2007 and is subject to certain conditions, including the approval of the shareholders of Legacy Bank, and regulatory approval. Upon consummation of the merger, former Legacy Bank shareholders will own approximately 7% of Company’s outstanding common shares. The merger transaction will be accounted for using the purchase accounting method, and will result in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities.

The terms of the merger agreement provide for the shareholders of Legacy Bank to receive the Company’s common shares with a market value of $13.00 based upon the average closing price of the Company’s shares during the 20 business day period prior to the merger, less the net costs of termination of Legacy’s data processing/technology agreements divided by the outstanding number of shares of Legacy Bank common stock, provided that there are no stock options or warrants exercised for shares of Legacy Bank common stock. Legacy Bank currently has 1,672,373 shares of common stock outstanding. Immediately prior to the merger, all outstanding options and warrants will be cancelled by Legacy Bank and optionees and warrant holders will receive a cash payment equal to the difference between the option exercise price and the merger consideration for each share subject to an option or a warrant. In the event any options or warrants for shares of Legacy Bank common stock are exercised, the market value of the Company’s common shares Legacy Bank shareholders receive will decrease based upon a set formula.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) competitive pressures in the banking industry and changes in the regulatory environment; ii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; iv) credit quality deterioration that could cause an increase in the provision for loan losses; v) Asset/Liability matching risks and liquidity risks; volatility and devaluation in the securities markets; vi) uncertainties related to closing and integration of the pending Legacy merger, and vii) expected cost savings from recent acquisitions are not realized. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

On October 6, 2006 the Company announced the signing of a definitive merger agreement providing for the merger of Legacy Bank, N.A. with and into United Security Bank, a wholly owned subsidiary of the Company. Legacy Bank which began operations in 2003 currently operates one banking office in Campbell, California serving small business and retail banking clients. With its small business and retail banking focus, Legacy Bank provides a unique opportunity for United Security Bank to serve a loyal and growing small business niche and individual client base in the San Jose area. Upon completion of the merger, Legacy Bank’s branch office will operate as a branch office of United Security Bank. As of September 30, 2006 Legacy Bank had total assets of $82 million and deposits of $72 million.

In the merger, the Company will issue shares of its stock in a tax free exchange for all of the Legacy Bank common shares. The total value of the transaction is expected to be approximately $21.7 million. The merger is expected to be completed in the first quarter 2007 after required shareholder and regulatory approvals, and is expected to be accretive to the Company in 2007. The merger transaction will be accounted for using the purchase accounting method, and will result in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy based on the fair value of those assets and liabilities. (For terms of the merger, see Note 12. to the Company’s consolidated financial statements).

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

Trends Affecting Results of Operations and Financial Position

The following table summarizes the quarterly and year-to-date averages of the components of interest-bearing assets as a percentage of total interest-bearing assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 9/30/06	YTD Average 12/31/05	YTD Average 9/30/05

Loans and Leases	79.61%	72.50%	73.23%
Investment securities available for sale	16.05%	19.81%	20.43%
Interest-bearing deposits in other banks	1.34%	1.36%	1.36%
Federal funds sold	3.00%	6.33%	4.98%

Total earning assets	100.00%	100.00%	100.00%
NOW accounts	11.54%	12.14%	12.24%
Money market accounts	31.28%	28.63%	27.76%
Savings accounts	8.18%	8.45%	8.37%
Time deposits	44.15%	46.78%	47.53%
Other borrowings	1.28%	0.32%	0.42%
Subordinated debentures	3.57%	3.68%	3.68%

Total interest-bearing liabilities	100.00%	100.00%	100.00%

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

The Company has continued its business development efforts throughout its market area, and as a result, realized substantial increases in loan volume during the first nine months of 2006. The Company experienced increases of $81.4 million in loans, while other interest earning assets, including investment securities and federal funds sold, declined during the period, as loan growth has exceeded deposit growth during the year. The Company experienced growth in all loan categories except lease financing, with growth being strongest in commercial and industrial loans, commercial real estate loans real estate, and agricultural loans. Deposit growth totaled $43.7 million during the nine months ended September 30, 2006, with much of that growth in NOW, money market accounts, and time deposits over $100,000, as depositors were attracted to those deposit categories by higher yields.

With continued increases in market rates of interest experienced since mid-2004, the Company has realized substantial increases in net interest margins throughout 2005, continuing into the first nine months of 2006. The Company anticipates stabilization of interest rates in the near future, with possible rate declines during 2007. The Company’s net interest margin was 5.66% for the nine months ended September 30, 2006, as compared to 5.26% for the year ended December 31, 2005, and 5.23% for the nine months ended September 30, 2005. With approximately 60% of the loan portfolio in floating rate instruments at September 30, 2006, benefits of rising rates continue to be realized almost immediately on loan yields. Loans yielded 9.06% during the nine months ended September 30, 2006 as compared to 8.21% for the year ended December 31, 2005, and 8.05% for the nine months ended September 30, 2005. The Company continues to experience pricing pressures on deposits, as lagging deposit rates played catch-up during 2005 and into the first nine months of 2006. The Company’s average cost of funds was 3.10% for the nine months ended September 30, 2006 as compared to 2.30% for the year ended December 31, 2005, and 2.21% for the nine months ended September 30, 2005.

Noninterest income was enhanced during the quarter ended September 30, 2006 as the result of a $1.0 million gain on the sale of the Company’s administrative headquarters. Additionally, the Company realized a nonrecurring $1.9 million gain on the sale of an investment in correspondent bank stock during the first quarter of 2006, and recorded $477,000 in noninterest income during the second quarter of 2006 as the result of death-benefit proceeds from the Company’s bank-owned life insurance. Customer service fees declined during both the quarter ended and the nine months ended September 30, 2006 as compared to the same periods during 2005. This decline was primarily the result of temporary decreases in ATM income as the Company changed service providers for a portion of its ATM network, combined with minor decreases in overdraft and business analysis fees. It is not anticipated that the decline in ATM fee income is permanent, and the Company anticipates attaining close to previous fee income levels during future periods. During the nine months ended September 30, 2006, the Company realized a loss totaling $94,000 on the ineffective portion of its interest rate swap agreement pursuant to SFAS No. 133 (See Note 7 to the Company’s consolidated financial statements).

The Company has increased efforts to hire and retain qualified staff as part of its strategic growth strategy. As a result, the Company has experienced increased salary expense during the nine months ended September 30, 2006, including nearly $97,000 in recruitment fees. Additional noninterest expenses were incurred during the first nine months of 2006 as the result of $1.8 million in costs associated with an OREO property the Company is in the process of liquidating. Partial sale of the OREO property was completed during the third quarter of 2006, and the remainder is expected to be completed during the fourth quarter of 2006.

The Company has maintained a strong balance sheet, with sustained loan growth and sound deposit growth. While total assets have grown nearly $49.2 million between December 31, 2005 and September 30, 2006, the loan portfolio has grown even faster with increases of $81.4 million experienced during the first nine months of 2006. Even with the increased loan growth, average loans comprised approximately 80% of overall average earning assets during the period. In total, average core deposits, including NOW accounts, money market accounts, and savings accounts, continue to comprise a high percentage of total interest-bearing liabilities for the nine months ended September 30, 2006 as compared to the averages for the previous periods. Time deposits continue to decline as a percentage of total average interest-bearing liabilities, and represents 44.2% of interest-bearing liabilities for the nine months ended September 30, 2006 as compared to 46.8% for the year ended December 31, 2005, and 47.5% of interest-bearing liabilities for the nine months ended September 30, 2005. With increases experienced in interest-bearing checking accounts and time deposits during the third quarter of 2006, the Company has gone from a net borrower of funds to a net seller of funds, with $14.5 million in federal funds sold at September 30, 2006.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties. The San Joaquin Valley and other California markets continue to benefit from construction lending and commercial loan demand from small and medium size businesses, although commercial and residential real estate markets have softened somewhat recently. On average, loans have increased nearly $55.4 million between nine-month periods ended September 30, 2005 and September 30, 2006, and total loans at period-end have increased $81.4 million between December 31, 2005 and September 30, 2006. Growth continues primarily in commercial and industrial loans, and commercial real estate loans with increases of $47.8 million, and $19.4 million in those two categories between December 31, 2005 and September 30, 2006. Additional but modest growth was also experienced in agricultural loans during the first nine months of 2006. In the future, the Company will maintain an emphasis on its core lending strengths of commercial real estate and construction lending, as well as small business financing, while expanding opportunities in agricultural, installment, and other loan categories when possible.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Growth and increasing market share will be of primary importance during the remainder of 2006 and beyond. The Company is excited about its upcoming merger with Legacy Bank located in Campbell, California. This new acquisition brings additional opportunities in a dynamic new market, and will enable the Company to expand its ability to serve Legacy’s current clients and increase lending capabilities in that market area. The Company will continue to develop new business in its Convention Center Branch opened in Downtown Fresno during April 2004, as well in the two Kern County branches acquired during April 2004 as the result of the merger with Taft National Bank. During the third quarter of 2005, the Company relocated its East Shaw branch, as well as the Construction and Consumer Loans Departments, located in Fresno, to a new location in north Fresno, which has enhanced its business presence in that rapidly growing area. During August 2005, the Company hired a Chief Banking Officer who is responsible for business development efforts within the Company’s market area. The Company is currently developing a new banking program with a major bank in Mexico, which is directed at the Central Valley’s growing Hispanic community. This new program, called Promesa Latina, was initiated during the third quarter of 2006 and will allow customers to perform a variety of banking services, including money transfers to Mexico.  Market rates of interest will also be an important factor in the Company’s ongoing strategic planning process, as it is predicted that we are near the end of an interest rate cycle, with the potential of falling rates during 2007.

Results of Operations

For the nine months ended September 30, 2006, the Company reported net income of $10.4 million or $0.91 per share ($0.91 diluted) as compared to $8.0 million or $0.70 per share ($0.70 diluted) for the nine months ended September 30, 2005. The Company’s return on average assets was 2.14% for the nine-month-period ended September 30, 2006 as compared to 1.71% for the nine-month-period ended September 30, 2005. The Bank’s return on average equity was 22.12% for the nine months ended September 30, 2006 as compared to 19.12% for the same nine-month period of 2005.

Net Interest Income

Net interest income before provision for credit losses totaled $24.5 million for the nine months ended September 30, 2006, representing an increase of $2.9 million or 13.4% when compared to the $21.6 million reported for the same nine months of the previous year. The increase in net interest income between 2005 and 2006 is primarily the result of increased volumes in, and yields on, interest-earning assets, which more than offset increases in the Company’s cost of interest-bearing liabilities.

The Bank’s net interest margin, as shown in Table 1, increased to 5.66% at September 30, 2006 from 5.23% at September 30, 2005, an increase of 43 basis points (100 basis points = 1%) between the two periods. Average market rates of interest increased significantly between the nine-month periods ended September 30, 2005 and 2006. The prime rate averaged 7.86% for the nine months ended September 30, 2006 as compared to 5.93% for the comparative nine months of 2005.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Nine Months Ended September 30, 2006 and 2005

	2006			2005

(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets:
Interest-earning assets:
Loans and leases (1)	$459,640	$31,136	9.06%	$404,286	$24,349	8.05%
Investment Securities – taxable	90,465	2,450	3.62%	110,504	3,198	3.87%
Investment Securities – nontaxable (2)	2,226	81	4.87%	2,271	85	5.00%
Interest-bearing deposits in other banks	7,741	243	4.20%	7,510	230	4.09%
Federal funds sold and reverse repos	17,307	599	4.63%	27,465	660	3.21%

Total interest-earning assets	577,379	$34,509	7.99%	552,036	$28,522	6.91%

Allowance for credit losses	(8,035)			(7,537)
Noninterest-bearing assets:
Cash and due from banks	27,015			30,339
Premises and equipment, net	12,102			9,150
Accrued interest receivable	3,549			2,579
Other real estate owned	3,837			726
Other assets	33,137			34,938

Total average assets	$648,984			$622,231

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$50,000	$187	0.50%	$51,468	$175	0.45%
Money market accounts	135,568	2,572	2.54%	116,714	1,643	1.88%
Savings accounts	35,429	144	0.54%	35,193	129	0.49%
Time deposits	191,380	5,931	4.14%	199,744	4,161	2.79%
Other borrowings	5,531	219	5.29%	1,785	45	3.37%
Junior subordinated debentures	15,464	996	8.61%	15,464	792	6.85%

Total interest-bearing liabilities	433,372	$10,049	3.10%	420,368	$6,945	2.21%

Noninterest-bearing liabilities:
Noninterest-bearing checking	145,443			140,169
Accrued interest payable	1,890			1,281
Other liabilities	5,490			4,609

Total Liabilities	586,195			566,427
Total shareholders’ equity	62,789			55,804

Total average liabilities and shareholders’ equity	$648,984			$622,231

Interest income as a percentage of average earning assets			7.99%			6.91%
Interest expense as a percentage of average earning assets			2.33%			1.68%

Net interest margin			5.66%			5.23%

(1)

Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $2,529,000 and $2,684,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease in the nine months ended Sept 30, 2006 compared to Sept 30, 2005)

(In thousands)	Total	Rate	Volume

Increase (decrease) in interest income:
Loans and leases	$6,787	$3,236	$3,551
Investment securities available for sale	(752)	(194)	(558)
Interest-bearing deposits in other banks	13	6	7
Federal funds sold and securities purchased under agreements to resell	(61)	232	(293)

Total interest income	5,987	3,280	2,707
Increase (decrease) in interest expense:
Interest-bearing demand accounts	941	738	203
Savings accounts	15	14	1
Time deposits	1,770	1,951	(181)
Other borrowings	174	37	137
Subordinated debentures	204	204	0

Total interest expense	3,104	2,944	160

Increase (decrease) in net interest income	$2,883	$336	$2,547

For the nine months ended September 30, 2006, total interest income increased approximately $6.0 million or 21.1% as compared to the nine-month period ended September 30, 2005. Earning asset volumes increased primarily in loans, while volumes decreased moderately in investment securities and federal funds sold.

For the nine months ended September 30, 2006, total interest expense increased approximately $3.1 million or 44.7% as compared to the nine-month period ended September 30, 2005. Between those two periods, average interest-bearing liabilities increased by $13.0 million, while the average rates paid on those liabilities increased by 89 basis points.

Provisions for credit losses are determined on the basis of management’s periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the nine months ending September 30, 2006, the provision to the allowance for credit losses amounted to $639,000 as compared to $890,000 for the nine months ended September 30, 2005. The amount provided to the allowance for credit losses during the first nine months brought the allowance to 1.61% of net outstanding loan balances at September 30, 2006, as compared to 1.86% of net outstanding loan balances at December 31, 2005, and 1.97% at September 30, 2005. The allowance as a percentage of net outstanding loans declined during the nine months of 2006 as the result of an improvement in the overall level of nonperforming assets during the period.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005:

(In thousands)	2006	2005	Amount of Change	Percent Change

Customer service fees	$2,905	$3,368	$(463)	-13.75%
Gain on sale of OREO	38	317	(279)	-88.01%
Proceeds from life insurance	482	0	482	—
Loss on swap ineffectiveness	(94)	0	(94)	—
Gain on sale of investment	1,877	0	1,877	—
Gain on sale of fixed assets	1,012	(5)	1,017	—
Shared appreciation income	0	112	(112)	-100.00%
Other	912	747	165	22.09%

Total noninterest income	$7,132	$4,539	$2,593	57.13%

Noninterest income for the nine months ended September 30, 2006 increased $2.6 million when compared to the same period last year. Increases in noninterest income experienced during 2006 were the result of several large nonrecurring items, which were partially offset by modest declines in customer service fees. Customer service fees decreased $463,000 between the two nine-month periods presented, which is attributable, in part, to declines in ATM income, as well as overdraft charges and business analysis fees. Nonrecurring items included in noninterest income during 2006 included a $1.8 million gain on the sale of an investment during the first quarter of 2006, as well as $1 million gain from the sale of the Company’s administration building during the third quarter of 2006. Noninterest income was further enhanced by $477,000 in death-benefit proceeds realized from the Company’s bank owned life insurance during the second quarter of 2006.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005:

Table 4. Changes in Noninterest Expense

(In thousands)	2006	2005	Amount of Change	Percent Change

Salaries and employee benefits	$7,118	$5,916	$1,202	20.30%
Occupancy expense	1,859	1,763	96	5.43%
Data processing	372	479	(107)	-22.27%
Professional fees	664	744	(80)	-10.74%
Directors fees	167	157	10	6.17%
Amortization of intangibles	403	403	0	0.00%
Correspondent bank service charges	153	272	(119)	-43.64%
Writedown on investment	0	662	(662)	-100.00%
Loss on California tax credit partnership	330	342	(12)	-3.51%
OREO expense	1,804	36	1,768	4 966.22%
Other	1,774	1,820	(46)	-2.48%

Total expense	$14,644	$12,594	$2,050	16.28%

Increases in noninterest expense between the nine months ended September 30, 2006 and 2005 are associated primarily with normal, anticipated growth of the Company, including additional staffing costs. Increases in OREO expense were primarily the result of additional expenses, including disposal and clean-up costs, incurred on a single OREO property, which is in the process of liquidation. Expenses on OREO increased approximately $1.8 million between the two nine-month periods ended September 30, 2005 and September 30, 2006, and $885,000 between the quarters ended September 30, 2005 and September 30, 2006. The $662,000 writedown of investment incurred during 2005 was related to the Company’s investment in Title Company, which was written down during the second quarter of 2005.

Pursuant to the adoption of SFAS No. 123R during the first quarter of 2006, the Company recognized stock-based compensation expense of $65,000 for the quarter ended September 30, 2006, and a total of $175,000 for the nine months ended September 30, 2006. This expense is included in noninterest expense under salaries and employee benefits. The Company expects stock-based compensation expense to be about $70,000 during the last quarter of 2006. Under the current pool of stock options, stock-based compensation expense will decline to approximately $46,000 per quarter during 2007, then to $28,000 per quarter for 2008, and decline after that through 2010. If new stock options are issued, or existing options fail to vest due, for example, to forfeiture, actual stock-based compensation expense in future periods will change.

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

During the first quarter of 2005, the FTB notified the Company of its intent to audit the REIT for the tax years ended December 2001 and 2002. The Company has retained legal counsel to represent it in the tax audit, and counsel has provided the FTB with documentation supporting the Company’s position. The FTB concluded its audit during January 2006. At that time the FTB submitted a closing letter to the Company, which included proposed assessments related to the tax benefits taken for the REIT during 2002. During April 2006, the FTB issued a Notice of Proposed Assessment to the Company. The Company still believes the case has merit based upon the fact that the FTB is ignoring certain facts of law in the case.  If the FTB were to prevail against the Company in its defense of tax benefits taken during 2002, the negative effect to net income resulting from the reversal of tax benefits taken during 2002 would be approximately $755,000, excluding any possible penalties and interest. The Company cannot reasonably determine at this time what the ultimate outcome of the audit will be, although the FTB appears unwilling to accept the Company’s position. The issuance of the Notice of Proposed Assessment by the FTB will not end the administrative processing of the REIT issue because the Company has asserted its administrative protest and appeal rights pending the outcome of litigation by another taxpayer presently in process on the REIT issue in the Los Angeles Superior Court (City National v. Franchise Tax Board). Based upon discussions with legal counsel, it is management’s understanding that the FTB is unwilling to resolve or concede any issues in the audit pending the final outcome of the City National case which contains all of the issues related to the Company’s audit with the FTB. The case is ongoing and may take several years to complete. As a result, the Company has not recognized any liability with respect to the FTB’s assessment as of September 30, 2006.

Financial Condition

Total assets increased $49.2 million or 7.82% to a balance of $678.0 million at September 30, 2006, from the balance of $628.9 million at December 31, 2005, and increased $49.0 million 7.79% from the balance of $629.0 million at September 30, 2005. Total deposits of $590.1 million at September 30, 2006 increased $43.7 million or 7.99% from the balance reported at December 31, 2005, and increased $40.7 million from the balance of $549.4 million reported at September 30, 2005. Between December 31, 2005 and September 30, 2006, loan growth totaled $81.4 million while securities and other short-term investments decreased $25.9 million as these funds were utilized to fund loan growth.

Earning assets averaged approximately $577.4 million during the nine months ended September 30, 2006, as compared to $552.0 million for the same nine-month period of 2005. Average interest-bearing liabilities increased to $433.4 million for the nine months ended September 30, 2006, as compared to $420.4 million for the comparative nine-month period of 2005.

Loans and Leases

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $499.3 million at September 30, 2006, an increase of $81.4 million or 19.5% when compared to the balance of $417.9 million at December 31, 2005, and an increase of $111.8 million or 28.9% when compared to the balance of $387.5 million reported at September 30, 2005.  Loans on average increased 13.7% between the nine-month periods ended September 30, 2005 and September 30, 2006, with loans averaging $459.6 million for the nine months ended September 30, 2006, as compared to $404.3 million for the same nine-month period of 2005.

During the first nine months of 2006, increases were experienced primarily in commercial and industrial loans, as well as commercial real estate and agricultural loans, with moderate increases in installment loans. The following table sets forth the amounts of loans outstanding by category at September 30, 2006 and December 31, 2005, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	September 30, 2006		December 31, 2005

(In thousands)	Dollar of Amount	% of Loans	Dollar of Amount	% of Loans	Net Change	% Change

Commercial and industrial	$161,103	32.3%	$113,263	27.1%	$47,840	42.24%
Real estate – mortgage	108,854	21.8%	89,503	21.4%	19,351	21.62%
Real estate – construction	163,295	32.7%	162,873	38.9%	422	0.26%
Agricultural	35,849	7.2%	24,935	6.0%	10,914	43.77%
Installment/other	19,218	3.8%	15,002	3.6%	4,216	28.11%
Lease financing	10,995	2.2%	12,334	3.0%	(1,339)	-10.85%

Total Gross Loans	$499,314	100.0%	$417,910	100.0%	$81,404	19.48%

The overall average yield on the loan portfolio was 9.06% for the nine months ended September 30, 2006 as compared to 8.05% for the nine months ended September 30, 2005, and increased between the two periods primarily as the result of an increase in market rates of interest which positively impacted loan yields. At September 30, 2006, 59.8% of the Company’s loan portfolio consisted of floating rate instruments, as compared to 58.1% of the portfolio at December 31, 2005, with the majority of those tied to the prime rate.

Deposits

Total deposits increased during the period to a balance of $590.1 million at September 30, 2006 representing an increase of $43.7 million or 7.99% from the balance of $546.5 million reported at December 31, 2005, and an increase of $40.7 million or 7.42% from the balance reported at September 30, 2005. During the first nine months of 2006, increases were experienced in interest-bearing checking accounts, savings accounts, and time deposits of $100,000 or more. During the same period time deposits of less than $100,000 declined by $9.4 million, and noninterest-bearing deposits decreased by $1.5 million or 0.95%.

The following table sets forth the amounts of deposits outstanding by category at September 30, 2006 and December 31, 2005, and the net change between the two periods presented.

Table 6. Deposits

(In thousands)	September 30, 2006	December 31, 2005	Net Change	Percentage Change

Noninterest bearing deposits	$151,658	$153,113	$(1,455)	-0.95%
Interest bearing deposits:
NOW and money market accounts	202,827	175,852	26,975	15.34%
Savings accounts	34,933	33,590	1,343	4.00%
Time deposits:
Under $100,000	43,829	53,254	(9,425)	-17.70%
$100,000 and over	156,880	130,651	26,229	20.08%

Total interest bearing deposits	438,469	393,347	45,122	11.47%

Total deposits	$590,127	$546,460	$43,667	7.99%

The Company’s deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $45.1 million or 11.47% between December 31, 2005 and September 30, 2006, while noninterest-bearing deposits decreased $1.5 million or 0.95% between the same two periods presented. Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company’s principal sources of funding and liquidity. These core deposits amounted to 73.1% and 75.7% of the total deposit portfolio at September 30, 2006 and December 31, 2005, respectively.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $14.5 million or 2.68% in total deposits between the nine-month periods ended September 30, 2005 and September 30, 2006. Between these two periods, average interest-bearing deposits increased $9.3 million or 2.30%, while total noninterest-bearing checking increased $5.3 million or 3.76% on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized and uncollateralized lines of credit aggregating $314.0 million, as well as FHLB lines of credit totaling $34.8 million at September 30, 2006. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At September 30, 2006, the Company had no advances on any lines of credit. The Company had collateralized and uncollateralized lines of credit aggregating $248.7 million, as well as FHLB lines of credit totaling $10.7 million at December 31, 2005.

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. During the first nine months of 2006, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

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

At September 30, 2006 and 2005, the Company’s recorded investment in loans for which impairment has been recognized totaled $8.8 million and $14.1 million, respectively. Included in total impaired loans at September 30, 2006, are $5.5 million of impaired loans for which the related specific allowance is $3.9 million, as well as $3.3 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at September 30, 2005 included $12.1 million of impaired loans for which the related specific allowance is $3.4 million, as well as $2.0 million of impaired loans that, as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $10.4 million during the first nine months of 2006 and $16.7 million during the first nine months of 2005. In most cases, the Bank uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the nine months ended September 30, 2006, and year ended December 31, 2005, the Company recognized $35,000 and $34,000, respectively, in income on such loans. For the nine months ended September 30, 2005 the Company recognized no income on such loans.

The Company focuses on competition and other economic conditions within its market area, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. With interest rates rising significantly since July 2004, the Federal Reserve perceives economic growth as strong, but indications are that rate increases will slow during the remainder of 2006, with the possibility of rate declines during 2007. Both business and consumer spending have improved during the past several years, with GDP currently ranging between 3.5% and 4.0%. It is difficult to determine how long the Federal Reserve will continue to adjust interest rates in an effort to influence the economy, however with the 125 basis point increase in the prime rate during the second half of 2004, an additional 200 basis point increase during 2005, and then four 25 basis point increases during 2006, it is predicted that we are near the end of an interest rate cycle. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. The local market has improved economically during the past several years while the rest of the state and the nation has experienced slowed economic growth. The local area residential housing markets continue to perform, which should bode well for sustained growth in the Company’s market areas of Fresno and Madera, and Kern Counties, although there is some indication of slowing commercial and residential real estate markets in the area. Local unemployment rates remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates have improved during the past several years. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state, although this growth may begin to slow as higher interest rates dampen economic expansion.  Management recognizes increased risk of loss due to the Company’s exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company’s allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity (unaudited)

(In thousands)	September 30, 2006	September 30, 2005

Total loans outstanding at end of period before deducting allowances for credit losses	$498,333	$386,668

Average net loans outstanding during period	459,640	404,286

Balance of allowance at beginning of period	7,748	7,251
Loans charged off:
Real estate	0	0
Commercial and industrial	(290)	(221)
Lease financing	(149)	(302)
Installment and other	(36)	(67)

Total loans charged off	(475)	(590)
Recoveries of loans previously charged off:
Real estate	0	0
Commercial and industrial	63	45
Lease financing	1	3
Installment and other	29	39

Total loan recoveries	93	87

Net loans charged off	(382)	(503)
Provision charged to operating expense	639	890
Reclassification of off-balance sheet reserve	0	(15)

Balance of allowance for credit losses at end of period	$8,005	$7,623

Net loan charge-offs to total average loans (annualized)	0.11%	0.17%
Net loan charge-offs to loans at end of period (annualized)	0.10%	0.17%
Allowance for credit losses to total loans at end of period	1.61%	1.97%
Net loan charge-offs to allowance for credit losses (annualized)	6.38%	8.82%
Net loan charge-offs to provision for credit losses (annualized)	59.78%	56.52%

At September 30, 2006 and 2005, $516,000 and $522,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities. Management believes that the 1.61% credit loss allowance at September 30, 2006 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company’s service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets

(In thousands)	September 30, 2006	December 31, 2005

Nonaccrual Loans	$8,255	$13,930
Restructured Loans	4,824	0

Total nonperforming loans	13,079	13,930
Other real estate owned	1,919	4,356

Total nonperforming assets	$14,998	$18,286

Loans past due 90 days or more, still accruing	$0	$0

Nonperforming loans to total gross loans	2.62%	3.33%

Nonperforming assets to total gross loans	3.00%	4.38%

Nonaccrual loans have declined between December 31, 2005 and September 30, 2006 as the result of a transfer of a single lending relationship from nonaccrual status to accrual status during the first quarter of 2006. The $4.9 million loan, which was restructured during the first quarter of 2006 has been reclassified as such for reporting purposes. OREO declined between December 31, 2005 and September 30, 2006 as the result of the partial sale of an OREO property during the third quarter of 2006. The Company has incurred approximately $1.8 million in disposal and cleanup costs related to this property during 2006.

The Company purchased a schedule of payments collateralized by Surety Bonds and lease payments in September 2001 that have a current balance owing of $5.5 million plus interest. The leases have been nonperforming since June 2002 (see “Asset Quality and Allowance for Credit Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2005 Annual Report on Form 10-K). The impaired lease portfolio is on non-accrual status and has a specific allowance allocation of $3.8 million and $3.5 million allocated at September 30, 2006 and December 31, 2005, and a net carrying value of $1.7 million and $2.0 million at September 30, 2006 and December 31, 2005, respectively. The specific allowance was determined based on an estimate of expected future cash flows.

The Company believes that under generally accepted accounting principles a total loss of principal is not probable, and the specific allowance of $3.8 million calculated for the impaired lease portfolio at September 30, 2006 under SFAS No. 114 is in accordance with generally accepted accounting principles.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at September 30, 2006 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 59.8% of the Company’s loan portfolio at September 30, 2006.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company’s liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company’s highest yielding asset. At September 30, 2006, the Bank had 72.3% of total assets in the loan portfolio and a loan to deposit ratio of 84.4%. Liquid assets at September 30, 2006 include cash and cash equivalents totaling $39.4 million as compared to $63.0 million at December 31, 2005. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $348.8 million at September 30, 2006.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During the nine months ended September 30, 2006, dividends paid by the Bank to the parent company totaled $6.3 million dollars.

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

The following table sets forth the Company’s and the Bank’s actual capital positions at September 30, 2006 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company Actual Capital Ratios	Bank Actual Capital Ratios	Minimum Capital Ratios

Total risk-based capital ratio	13.48%	13.15%	10.00%
Tier 1 capital to risk-weighted assets	12.39%	12.07%	6.00%
Leverage ratio	11.20%	10.86%	5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at September 30, 2006. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first nine months of 2006, the Company has received $6.3 million in cash dividends from the Bank, from which the Company paid $3.6 million in dividends to shareholders.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At September 30, 2006 the Bank’s qualifying balance with the Federal Reserve was approximately $25,000 consisting of balances held with the Federal Reserve.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of September 30, 2006 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on a spread from the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge has a remaining notional value of $14.9 million at September 30, 2006, matures in September 2008, and has a duration of approximately 9 months. As of September 30, 2006, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 1.9 years. As of September 30, 2006, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $199,000 (net of tax benefit of $133,000). During the nine months ended September 30, 2006, $367,056 was reclassified from other accumulated other comprehensive income into expense, and is reflected as a reduction in interest income.

The Company performs a quarterly analysis of the interest rate swap agreement. At September 30, 2006, the Company determined that the swap remains highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge, and therefore continues to qualify for hedge accounting under the guidelines of SFAS No. 133. However, during the second quarter of 2006, the Company determined that the underlying loans being hedged were paying off faster than the notional value of the hedge instrument was amortizing. As a result, the notional value of the hedge instrument was approximately $3.8 million greater than the underlying loans being hedged at June 30, 2006, and $3.3 million greater than the underlying loans being hedged at September 30, 2006. This difference between the notional value of the hedge and the underlying hedged assets is considered an “overhedge” pursuant to SFAS No. 133 guidelines and may constitute ineffectiveness if the difference is other than temporary. The Company determined that the difference is permanent and, as a result, reclassified $147,000 of the pretax hedge loss reported in other comprehensive income into earnings during the second quarter of 2006. During the third quarter of 2006, the Company adjusted the pretax loss reported in other comprehensive income by $53,000 resulting in a year-to-date loss related to swap ineffectiveness of $94,000 reported in earnings. The ineffective amount reclassified from other comprehensive income into earnings was based upon the difference between the net present value of the anticipated cash flows using the notional value of the hedge, and the net present value of anticipated cash flows using the remaining balances of the underlying loans being hedged. The $94,000 in expense recognized as hedge ineffectiveness is reflected in noninterest income as of September 30, 2006.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at September 30, 2006, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company’s market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at September 30, 2006 and December 31, 2005 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	September 30, 2006			December 31, 2005

Change in Rates	Estimated MV of Equity	Change in MV of Equity $	Change in MV of Equity $	Estimated MV Of Equity	Change in MV of Equity $	Change in MV of Equity %

+ 200 BP	$86,355	$376	0.44%	$76,643	$(519)	-0.67%
+ 100 BP	86,872	893	1.04%	76,202	(960)	-1.24%
0 BP	85,979	0	0.00%	77,162	0	0.00%
- 100 BP	84,129	(1,850)	-2.15%	72,918	(4,244)	-5.50%
- 200 BP	81,515	(4,464)	-5.19%	70,587	(6,576)	-8.52%

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

(b) Changes in Internal Controls over Financial Reporting: During the quarter ended September 30, 2006, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls over financial reporting or other factors that could significantly affect these controls.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. Other Information

Item 1. Not applicable

Item 1A. There have been no material changes in the Company’s risk factors during the third quarter of 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(All amounts in the following table and discussion have been adjusted to reflect the 2-for-1 stock split effective May 1, 2006):

Purchases of Equity Securities by Affiliates and Associated Purchasers

Period	Total Number Of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

07/01/06 to 07/31/06	16,464	$21.85	16,464	320,729
08/01/06 to 08/31/06	47,514	$22.09	47,514	273,215
09/01/06 to 09/30/06	20,237	$22.79	20,237	252,978

Total third quarter 2006	84,215	$22.21	84,215

On August 30, 2001 the Company announced that its Board of Directors approved a plan to repurchase, as conditions warrant, up to 280,000 shares (effectively 560,000 with May 2006 2-for-1 stock split) of the Company’s common stock on the open market or in privately negotiated transactions. The duration of the program was open-ended and the timing of purchases was dependent on market conditions. A total of 215,423 shares (430,846 effected for May 2006 2-for-1 stock split) had been repurchased under that plan as of December 31, 2003, at a total cost of $3.7 million.

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

Concurrent with the approval of the new repurchase plan, the Board terminated the 2001 repurchase plan and canceled the remaining 64,577 shares (129,154 effected for May 2006 2-for-1 stock split) yet to be purchased under the earlier plan.

Item 3. Not applicable

Item 4. Not applicable

Item 5. Not applicable

Item 6. Exhibits:

(a)	Exhibits:

11	Computation of Earnings Per Share*

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 6 to the consolidated financial statements in this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Security Bancshares

Date: November 8, 2006	/s/ Dennis R. Woods

Dennis R. Woods
President and
Chief Executive Officer

/s/ Kenneth L. Donahue

Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer