Form 10-K
period 2006-12-31
UNITED SECURITY BANCSHARES
filed 2007-03-16
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________ TO__________

Commission file number: 000-32987

UNITED SECURITY BANCSHARES

(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1525 East Shaw Ave., Fresno, California	93710

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (559) 248-4943

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, no par value on Nasdaq

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:	NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.

Yes	☐	No	☒

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter - June 30, 2006:   $176,056,726

Shares outstanding as of February 28, 2007:   12,263,126

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement for the 2007 Meeting of Shareholders is incorporated by reference into Part III.	Part III, Items 10, 11, 12, 13 and 14

UNITED SECURITY BANCSHARES

PART 1

Certain matters discussed or incorporated by reference in this Annual Report of Form 10-K including, but not limited to, those described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements as defined under the Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) competitive pressure in the banking industry increases significantly; (2) changes in the interest rate environment which may reduce margins and devalue assets; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; (7) asset/liability matching risks and liquidity risks; (8) loss of key personnel; and (9) operational interruptions including data processing systems failure and fraud. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

Item 1 - Business

General

United Security Bancshares (the “Company”) is a California corporation incorporated during March of 2001and is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company’s stock is listed on NASDAQ under the symbol “UBFO”. United Security Bank (the “Bank”) is a wholly-owned bank subsidiary of the Company and was formed in 1987. United Security Bancshares Capital Trust I (the “Trust”) was formed during June of 2001 as a Delaware business trust for the sole purpose of issuing Trust Preferred securities. The Trust was originally formed as a subsidiary of the Company, but was deconsolidated during 2004 pursuant to the adoption of FIN 46 (as revised), “Consolidation of Variable Interest Entities”. At present, the Company does not engage in any material business activities other than ownership of the Bank.

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

USB Investment Trust Inc. was incorporated effective December 31, 2001 as a special purpose real estate investment trust (“REIT”) under Maryland law. The REIT is a subsidiary of the Bank and was funded with $133.0 million in real estate-secured loans contributed by the Bank. USB Investment Trust was originally formed to give the Bank flexibility in raising capital, and reduce the expenses associated with holding the assets contributed to USB Investment Trust. For further discussion of the REIT, refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Income Taxes.

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

On October 6, 2006 the Company announced the signing of a definitive merger agreement providing for the merger of Legacy Bank, N.A. with and into United Security Bank, a wholly owned subsidiary of the Company. Legacy Bank operates one banking office in Campbell, California serving small business and retail banking clients. The merger was completed February 16, 2007 and after that date, Legacy Bank’s branch office began operating as a branch office of United Security Bank. As of February 16, 2007, Legacy Bank had total assets of $78.5 million and deposits of $69.6 million. (See Note 22 to the Company’s consolidated financial statements contained herein for details of the merger).

At December 31, 2006, the Company operated ten full-service bank branches and one construction lending office; with seven branches in Fresno County, two branches in Kern County, and one branch in Madera County. The Bank operates three branches (including its main office) and one construction lending office in Fresno and one branch each, in Oakhurst, Caruthers, San Joaquin, Firebaugh, Coalinga, Bakersfield, and Taft. In addition, the Company and Bank have administrative headquarters, which were relocated during November 2006 to 2126 Inyo Street, Fresno, California, 93721.

At December 31, 2006, the consolidated Company had approximately $678.3 million in total assets, $491.2 million in net loans, $587.1 million in deposits, and $66.0 million in shareholders’ equity.

The following discussion of the Company’s services should be read in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Bank Services

As a state-chartered commercial bank, United Security Bank offers a full range of commercial banking services primarily to the business and professional community and individuals located in Fresno, Madera, and Kern Counties. The Bank will also offer a full range of banking services in Santa Clara County with its recent purchase of Legacy Bank in Campbell, California.

The Bank offers a wide range of deposit instruments including personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal  (“NOW”) accounts, money market accounts and time certificates of deposit. Most of the Bank’s deposits are attracted from individuals and from small and medium-sized business-related sources.

The Bank also engages in a full complement of lending activities, including real estate mortgage, commercial and industrial, real estate construction, as well as agricultural, lease financing, and consumer loans, with particular emphasis on short and medium-term obligations. The Bank’s loan portfolio is not concentrated in any one industry, although approximately 60% of the Bank’s loans are secured by real estate. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2006, the Bank had loans (net of unearned fees) outstanding of $499.6 million, which represented approximately 85% of the Bank’s total deposits and approximately 74% of its total assets.

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

In the normal course of business, the Bank makes various loan commitments and incurs certain contingent liabilities. At December 31, 2006 and 2005, loan commitments and letters of credit of the Bank aggregated $193.1 million and $197.8 million, respectively. Of the $193.1 million in loan commitments outstanding at December 31, 2006, $165.0 million or 85 % were for loans with maturities of one year or less. Due to the nature of the business of the Bank’s customers, there are no seasonal patterns or absolute predictability to the utilization of unused loan commitments; therefore the Bank is unable to forecast the extent to which these commitments will be exercised within the current year. The Bank does not believe that any such utilization will constitute a material liquidity demand.

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

Competition and Market Share

The banking business in California generally, and in the market area served by the Company specifically, is highly competitive with respect to both loans and deposits. The Company competes for loans and deposits with other commercial banks, savings and loan associations, finance companies, money market funds, credit unions and other financial institutions, including a number that are substantially larger than the Company. Deregulation of the banking industry, increased competition from non-bank entities for the cash balances of individuals and businesses, and continuing developments in the computer and communications industries have had, and most likely will continue to have, a significant impact on the Company’s competitive position. With the enactment of interstate banking legislation in California, bank holding companies headquartered outside of California will continue to enter the California market and provide competition for the Company. Additionally, with the Gramm-Leach-Bliley Act of 1999, traditional competitive barriers between insurance companies, securities underwriters, and commercial banks have been eased, allowing a greater number of financial intermediaries to offer a wider assortment of financial services. Many of the major commercial banks operating in the Company’s market areas offer certain services such as trust and international banking services, which the Company does not offer directly. In addition, banks with larger capitalization have larger lending limits and are thereby able to serve larger customers.

The Company’s primary market area at December 31, 2006 was located in Fresno, Madera, and Kern Counties, in which approximately 32 FDIC-insured financial institutions compete for business. Santa Clara County has been added during 2007 with the Legacy Bank acquisition, in which approximately 52 FDIC-insured financial institutions compete for business. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2006, which is the most current information available.

	Rank	Share

Fresno County	8th	5.06%
Madera County	8th	4.49%
Kern County	13th	1.20%
Total of Fresno, Madera, Kern Counties	9th	3.65%
Santa Clara County	30th	0.14%

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

The Bank

The Bank as a state-chartered bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions. In addition, The Bank is also a member of the Federal Reserve System and, as such, is subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder and, is subject to regulation, supervision and regular examination by the Federal Reserve Bank. The Bank is subject to California law, insofar as they are not preempted by federal banking law. Deposits of the Bank are insured by the FDIC up to the applicable limits in an amount up to $100,000 per customer, and, as such, the Bank is subject to the regulations of the FDIC and the Federal Deposit Insurance Act. As a consequence of the extensive regulation of commercial banking activities in California and the United States, the Bank’s business is particularly susceptible to changes in California and federal legislation and regulation, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

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

Recent Legislation and Other Changes

Federal and state laws affecting banking are enacted from time to time, and similarly federal and state regulations affecting banking are also adopted from time to time.  The following include some of the recent laws and regulations affecting banking.

On February 8, 2006, the President signed The Federal Deposit Insurance Reform Act of 2005 (the Reform Act) into law.  The Federal Deposit Insurance Reform Conforming Amendments Act of 2005, which the President signed into law on February 15, 2006, contains necessary technical and conforming changes to implement deposit insurance reform, as well as a number of study and survey requirements.  The Reform Act provides for the following changes:

•	Merging the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a new fund, the Deposit Insurance Fund (DIF). This change was made effective March 31, 2006.

•

Increasing the coverage limit for retirement accounts to $250,000 and indexing the coverage limit for retirement accounts to inflation as with the general deposit insurance coverage limit. This change was made effective April 1, 2006.

•	Establishing a range of 1.15 percent to 1.50 percent within which the FDIC Board of Directors may set the Designated Reserve Ratio (DRR).

•	Allowing the FDIC to manage the pace at which the reserve ratio varies within this range.

	1.	If the reserve ratio falls below 1.15 percent—or is expected to within 6 months—the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15 percent generally within 5 years.

2.

If the reserve ratio exceeds 1.35 percent, the FDIC must generally dividend to DIF members half of the amount above the amount necessary to maintain the DIF at 1.35 percent, unless the FDIC Board, considering statutory factors, suspends the dividends.

	3.	If the reserve ratio exceeds 1.5 percent, the FDIC must generally dividend to DIF members all amounts above the amount necessary to maintain the DIF at 1.5 percent.

•

Eliminating the restrictions on premium rates based on the DRR and granting the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.

•	Granting a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions’ past contributions to the fund.

The Federal Reserve Board in February 2006 approved a final rule that expands the definition of a small bank holding company under its Small Bank Holding Company Policy Statement and the Board’s risk-based and leverage capital guidelines for bank holding companies.  The policy statement facilitates the transfer of ownership of small community banks by permitting debt levels at small bank holding companies that are higher than what would typically be permitted for larger small bank holding companies.  In its revisions to the Policy Statement, the Federal Reserve Board has raised the small bank holding company asset size threshold from $150 million to $500 million and amended the related qualitative criteria for determining eligibility as a small bank holding company for the purposes of the policy statement and the capital guidelines.

The FDIC finalized its interim final rule, with changes, that amended its deposit insurance regulations to implement applicable revisions to the Federal Deposit Insurance Act made by the Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005. The final rule provides for consideration of inflation adjustments to increase the current standard maximum deposit insurance amount of $100,000 on a five-year cycle beginning in 2010; increases the deposit insurance limit for certain retirement accounts from $100,000 to $250,000, also subject to inflation adjustments; and provides per-participant insurance coverage to employee benefit plan accounts, even if the depository institution at which the deposits are placed is not authorized to accept employee benefit plan deposits. The final rule is effective on October 12, 2006.

The Board of Governors of the Federal Reserve System amended Regulation E, which implements the Electronic Fund Transfer Act, and the official staff commentary to the regulation, which interprets the requirements of Regulation E to become effective on July 1, 2006.  The final rule provides that Regulation E covers payroll card accounts that are established directly or indirectly through an employer, and to which transfers of the consumer’s salary, wages, or other employee compensation are made on a recurring basis. The final rule also provides financial institutions with an alternative to providing periodic statements for payroll card accounts if they make account information available to consumers by specified means.

The federal financial regulatory agencies in September 2006 issued final guidance to address the risks posed by nontraditional residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest, including “interest-only” mortgages and “payment option” adjustable-rate mortgages.  These products allow borrowers to exchange lower payments during an initial period for higher payments later.  The lack of principal amortization and the potential for negative amortization and features that compound risks (such as no document loans and simultaneous second mortgages) elevate the concern of the federal banking agencies for nontraditional mortgage products.  The guidelines require depository institutions to ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s repayment capacity, to recognize that many nontraditional mortgage loans, particularly when they have risk-layering features, are untested in a stressed environment.  The guidelines also express the need for depository institutions to have strong risk management standards, capital levels commensurate with the risk, an allowance for loan and lease losses that reflects the collectibility of the portfolio, and the need to make sure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice.

The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation in December 2006 issued final guidance on sound risk management practices for concentrations in commercial real estate lending.  The agencies observed that the commercial real estate is an area in which some banks are becoming increasingly concentrated, especially with small- to medium- sized banks that face strong competition in their other business lines.  The agencies support banks serving a vital role in their communities by supplying credit for business and real estate development.  However, the agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets.  The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny, but such criteria are not limits on commercial real estate lending.

The federal financial regulatory agencies in December 2006 issued a new interagency policy statement on the allowance for loan and lease losses (ALLL) along with supplemental frequently asked questions.  The policy statement revises and replaces a 1993 policy statement on the ALLL.  The agencies issued the revised policy statement in view of today’s uncertain economic environment and the presence of concentrations in untested loan products in the loan portfolios of insured depository institutions.  The policy statement has also been revised to conform to generally accepted accounting principles (GAAP) and post-1993 supervisory guidance.  The 1993 policy statement described the responsibilities of the boards of directors, management, and banking examiners regarding the ALLL; factors to be considered in the estimation of the ALLL; and the objectives and elements of an effective loan review system, including a sound credit grading system.  The policy statement reiterates that each institution has a responsibility for developing, maintaining and documenting a comprehensive, systematic, and consistently applied process appropriate to its size and the nature, scope, and risk of its lending activities for determining the amounts of the ALLL and the provision for loan and lease losses and states that each institution should ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the institution’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.

The policy statement also restates that insured depository institutions must maintain an ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio, and that estimates of credit losses should reflect consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date.  The policy statement states that prudent, conservative, but not excessive, loan loss allowances that represent management’s best estimate from within an acceptable range of estimated losses are appropriate.

In California, effective January 1, 2007, a new law Financial Code Section 854.1 recognizes the ability of mortgage brokers to obtain the benefit of non interest-bearing accounts on trust funds deposited in a “commercial bank.”  The provision applies to real estate brokers who collect payments or provide services in connection with a loan secured by a lien on real property and permits a mortgage broker to earn interest on an interest-bearing account at a financial institution.  Interest on funds received by a real estate broker who collects payments or provides services for an “institutional investor” in connection with a loan secured by commercial real property may inure to the broker, if agreed to in writing by the broker and the institutional investor.  For purposes of this law, commercial real property means real estate improved with other than a one-to-four family residence.

A new California law makes it easier for California banks to accept deposits from local government agencies.  Under the old law, local agency deposits over $100,000 had to be secured by collateral.  Pursuant to the enactment of Assembly Bill 2011, banks would be able to acquire surplus public deposits exceeding $100,000 without pledging collateral if they participate in a deposit placement service where excess amounts are placed in certificates of deposit at other institutions within a network.  Such a network (of which currently there is only one available in the market) permits the entire amount of a customer’s deposit to be FDIC-insured, and the bank taking the original deposit retains the benefit of the full amount of the deposit for lending or other purposes.  AB 2011 clarifies that a local agency may deposit up to 30% of its surplus funds in certificates of deposit at a bank, savings association, savings bank, or credit union that participates in such a deposit-sharing network.  Since the entire amount of the deposits would be FDIC-insured, a bank would not be required to pledge collateral.  The bill permits agencies to make these deposits until January 1, 2012.

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

•

the presentation of non GAAP pro forma financial information in a manner that is not misleading, and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

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

Employees

At December 31, 2006, the Company employed 136 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

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

The Company’s performance is substantially dependent on net interest income, which is the difference between the interest income received from interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities.  To reduce the Company’s exposure to interest rate fluctuations, management seeks to manage the balances of interest sensitive assets and liabilities, and maintain appropriate maturity and repricing parameters for these assets and liabilities.  A mismatch between the amount of rate sensitive assets and rate sensitive liabilities in any time period may expose the Company to interest rate risk. Generally, if rate sensitive assets exceed rate sensitive liabilities, the net interest margin will be positively impacted during a rising rate environment and negatively impacted during a declining rate environment.  When rate sensitive liabilities exceed rate sensitive assets, the net interest margin will generally be positively impacted during a declining rate environment and negatively impacted during a rising rate environment.

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

The Company has significant concentrations in commercial real estate and real estate construction loans.  As of December 31, 2006, 14.3%, and 33.7% of the Company’s loan portfolio was concentrated in these two categories, respectively. In addition, the Company has many commercial loans to businesses in the construction and real estate industry.  There has been a relatively rapid increase in real estate values in the Company’s market area in recent years, and the occurrence of a real estate recession affecting these market areas would likely reduce the security for many of the Company’s loans and adversely affect the ability of many of borrowers to repay loan balances due the Company and require increased provisions to the allowance for loan losses.  Therefore, the Company’s financial condition and results of operations may be adversely affected by a decline in the value of the real estate securing the Company’s loans.

The Company faces strong competition, which may adversely affect its operating results.

In recent years, competition for bank customers, the source of deposits and loans for the Company, has greatly intensified. This competition includes:

•	larger regional and national banks and other FDIC insured depository institutions in many of the communities the Company serves;

•	finance companies, investment banking and brokerage firms, and insurance companies that offer bank-like products;

•	credit unions, which can offer highly competitive rates on loans and deposits because they receive tax advantages not available to commercial banks; and

•	technology-based financial institutions including large national and super-regional banks offering on-line deposit, bill payment, and mortgage loan application services.

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

The Company plans to grow operations within its market area and expand into new market areas when it makes strategic business sense, however the Company’s capacity to manage any such growth will depend primarily on the ability to attract and retain qualified personnel, monitor operations, maintain earnings and control costs. The Company expects to continue to grow its assets and deposits, the products and services which it offers and accordingly the scale of its operations. The Company’s ability to manage growth successfully will depend on the ability to maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms.  If the Company grows too quickly and is not able to control costs and maintain asset quality, this rapid growth could materially adversely affect the financial performance of the Company. The future successful growth of the Company will depend on the ability of its officers and other key employees to continue to implement and improve operational, credit, financial, management and other internal risk controls and processes, reporting systems and procedures, and to manage a growing number of customer relationships. The Company may not successfully implement improvements to management information and control systems, and control procedures and processes, in an efficient or timely manner and may discover deficiencies in existing systems and controls.  In particular, the Company’s controls and procedures must be able to accommodate an increase in expected loan volume and the infrastructure that comes with growth. Thus, the Company’s growth strategy may divert management from existing businesses and may require the Company to incur additional expenditures to expand its administrative and operational infrastructure. If the Company is unable to manage future expansion in its operations, it may experience compliance and operational problems, need to slow the pace of growth, or need to incur additional expenditures beyond current projections to support such growth, any one of which could adversely affect the Company’s business and profitability.

The loss of any of the Company’s executive officers or key personnel could be damaging to the business.

The Company depends upon the skills and reputations of its executive officers and key employees for its future success.  The loss of any of these key persons or the inability to attract and retain other key personnel could adversely affect the Company’s business operations.

The Company could experience loan losses, which exceed the overall allowance for loan losses.

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

As of December 31, 2006, the Company’s allowance for loan losses was approximately $8.4 million representing 1.67% of gross outstanding loans. Although management believes that the allowance is adequate, there can be no absolute assurance that it will be sufficient to cover future loan losses. Although the Company uses the best information available to make determinations with respect to adequacy of the allowance for loan losses, future adjustments may be necessary if economic conditions change substantially from the assumptions used or if negative developments occur with respect to non-performing or performing loans. If management’s assumptions or conclusions prove to be incorrect and the allowance for loan losses is not adequate to absorb future losses, or if Company’s regulatory agencies require an increase in the allowance for loan losses, the Company’s earnings, and potentially its capital, could be significantly and adversely impacted.

The Company may become subject to environmental liability risk associated with lending activities.

A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s profitability depends in part on its success in attracting and retaining a stable base of low-cost deposits. As of December 31, 2006, noninterest-bearing checking accounts comprised 37.1% of the Company’s deposit base, and interest-bearing checking and money market accounts comprised an additional 8.3% and 23.1%, respectively. The Company considers these deposits to be core deposits. If the Company lost a significant portion of these low-cost deposits, it would negatively impact its profitability and long-term growth objectives. While Management generally does not believe these deposits are sensitive to interest-rate fluctuations, the competition for these deposits in the Company’s market area is strong and if the Company were to lose a significant portion of these low-cost deposits, it would negatively affect business operations.

The Company’s Internal controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based, in part, on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect the Company’s business, results of operations and financial condition.

The Company’s information systems may experience an interruption or breach in security.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that we can prevent any such failures, interruptions or security breaches or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage our reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose it to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to the company’s customers and even if such products and services are implemented, the Company may incur substantial costs in doing so. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business, financial condition and results of operations

The Company relies on dividends from its subsidiaries for most of its revenue.

United Security Bancshares is a separate and distinct legal entity from its subsidiaries. The Company receives substantially all of its revenue from dividends from its subsidiary, United Security Bank. These dividends are the principal source of funds to pay dividends on common stock and interest on the Company’s junior subordinated debt. Various federal and/or state laws and regulations limit the amount of dividends that United Security Bank and certain non-bank subsidiaries may pay to United Security Bancshares. Also, United Security Bancshares’ right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event United Security Bank is unable to pay dividends to United Security Bancshares, the Company may not be able to service debt, pay obligations or pay dividends on common stock. The inability to receive dividends from United Security Bank could have a material adverse effect on United Security Bancshares’ business, financial condition and results of operations.

The holders of the Company’s junior subordinated debentures have rights that are senior to those of the Company’s shareholders.

On June 28, 2001, the Company issued $15.5 million of floating rate junior subordinated debentures in connection with a $15.0 million trust preferred securities issuance by its subsidiary, United Security Bancshares Capital Trust I. The junior subordinated debentures mature in July 2031.

The Company conditionally guarantees payments of the principal and interest on the trust preferred securities. The Company’s junior subordinated debentures are senior to holders of common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of common stock. The Company has the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of common stock.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Company’s business.

Severe weather, natural disasters, including but not limited to earthquakes and droughts, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, there can be no assurance of the effectiveness of such policies and procedures, and the occurrence of any such event could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 1B. - Unresolved Staff Comments

The Company had no unresolved staff comments at December 31, 2006.

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

During September 2006, the Company sold its administrative headquarters at 1525 E. Shaw Avenue in Fresno, California in preparation for a move to the Company’s new administrative headquarters located in downtown Fresno during mid-November 2006. The Company rented the East Shaw premises during the two months for transition purposes pending its move to the new administrative location. Proceeds from the sale totaled $1.5 million for the building and certain furniture and fixtures. The total carrying value of the building and furniture sold amounted to $498,000, resulting in a realized gain of $1.0 million during the third quarter of 2006.

The Company owns its new administrative headquarters at 2126 Inyo Street, Fresno, California, which it occupied during the fourth quarter of 2006. The facility consists of approximately 21,400 square feet. A portion of the premises has been subleased to a third-party under a lease term of approximately seven years.

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

No matters were submitted to a vote of shareholders during the fourth quarter of 2006.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Trading History

The Company became a NASDAQ National Market listed company on May 31, 2001, then became a Global Select listed company during 2006, and trades under the symbol UBFO.

The Company currently has four market makers for its common stock. These include, Stone & Youngberg, LLC, Howe Barnes Hoeffer & Arnett, Sandler O’Neill & Partners, and Hill Thompson, Magid & Company. The Company is aware of two other securities dealers: Smith Barney and Dean Witter Reynolds Inc., which periodically act as brokers in the Company’s stock.

On March 28, 2006, the Company announced a 2-for-1 stock split of the Company’s no-par common stock payable May 1, 2006 effected in the form of a 100% stock dividend. Share information for all periods presented in this 10-K have been restated to reflect the effect of the stock split.

During June 2006, the Company was included in the Russell 2000 Stock Index. The inclusion of the Company’s stock in the index has provided additional exposure for the Company in equity markets, and increased the transaction volume during the second half of 2006.

The following table sets forth the high and low closing sales prices by quarter for the Company’s common stock, for the years ended December 31, 2006 and 2005.

	Closing Prices

Quarter	High	Low	Volume

4th Quarter 2006	$26.06	$21.54	632,400
3rd Quarter 2006	$24.41	$20.26	1,124,600
2nd Quarter 2006	$24.87	$21.39	1,456,300
1st Quarter 2006	$22.65	$15.26	389,000

4th Quarter 2005	$16.35	$13.98	248,600
3rd Quarter 2005	$14.49	$12.80	290,800
2nd Quarter 2005	$13.25	$11.50	401,600
1st Quarter 2005	$12.75	$11.52	317,200

At January 31, 2007, there were approximately 707 record holders of common stock of the Company. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

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

The Company paid cash dividends to shareholders of $0.10 per share on January 25, 2006, and $0.11 per share on April 19, 2006, July 19, 2006 and October 25, 2006. During the previous year, the Company paid cash dividends to shareholders of $0.08 per share on January 19, 2005, and $0.09 per share on April 20, 2005, July 20, 2005 and October 19, 2005.

The amount and payment of dividends by the Company to shareholders are set by the Company’s Board of Directors with numerous factors involved including the Company’s earnings, financial condition and the need for capital for expanded growth and general economic conditions. No assurance can be given that cash or stock dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as for December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	297,500	$12.90	326,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	297,500	$12.90	326,500

A complete description of the above plans is included in Note 11 of the Company’s Financial Statements in Item 8 of this Annual Report on Form 10K, and is hereby incorporated by reference.

Purchases of Equity Securities by Affiliates and Associated Purchasers

Period	Total Number Of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

10/01/06 to 10/31/06	5,500	$24.57	5,500	247,478
11/01/06 to 11/30/06	2,391	$25.45	2,391	245,087
12/01/06 to 12/31/06	2,694	$23.82	2,694	242,393

Total fourth quarter 2006	10,585	$24.58	10,585

On August 30, 2001 the Company announced that its Board of Directors approved a plan to repurchase, as conditions warrant, up to 280,000 shares (560,000 shares adjusted for May 2006 stock split) of the Company’s common stock on the open market or in privately negotiated transactions. The duration of the program was open-ended and the timing of purchases was dependent on market conditions. A total of 215,423 shares (430,846 shares adjusted for May 2006 stock split) had been repurchased under that plan as of December 31, 2003, at a total cost of $3.7 million.

Then, on February 25, 2004 the Company announced another stock repurchase plan under which the Board of Directors approved a plan to repurchase, as conditions warrant, up to 276,500 shares (553,000 shares adjusted for May 2006 stock split) of the Company’s common stock on the open market or in privately negotiated transactions. As with the first plan, the duration of the new program is open-ended and the timing of purchases will depend on market conditions.

Concurrent with the approval of the new repurchase plan, the Board terminated the 2001 repurchase plan and canceled the remaining 64,577 shares (129,154 shares adjusted for May 2006 stock split) yet to be purchased under the earlier plan.

Financial Performance

The following performance graph does not constitute soliciting material and should not be deemed filed incorporated by reference into any other Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

	Period Ending

Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

United Security Bancshares	100.00	108.19	169.81	162.82	200.11	323.00
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
Russell 3000	100.00	78.46	102.83	115.11	122.16	141.35
SNL $500M-$1B Bank Index	100.00	127.67	184.09	208.62	217.57	247.44

Item 6 - Selected Financial Data

The following table sets forth certain selected financial data for the Bank for each of the years in the five-year periods ended December 31, 2006 and should be read in conjunction with the more detailed information and financial statements contained elsewhere herein (in thousands except per share data and ratios).

	December 31,

(in thousands except per share data and ratios)	2006	2005	2004	2003	2002

Summary of Year-to-Date Earnings:
Interest income and loan fees	$47,356	$38,898	$30,874	$27,050	$28,716
Interest expense	14,175	9,658	6,433	7,260	11,516

Net interest income	33,181	29,240	24,441	19,790	17,200
Provision for credit losses	880	1,140	1,145	1,713	1,963

Net interest income after Provision for credit losses	32,301	28,100	23,296	18,077	15,237
Noninterest income	9,031	6,280	4,742	6,148	5,368
Noninterest expense	19,937	16,982	14,667	11,855	10,860

Income before taxes on income	21,395	17,398	13,371	12,370	9,745
Taxes on income	8,035	6,390	4,966	4,664	2,912

Net Income	$13,360	$11,008	$8,405	$7,706	$6,833

Per Share Data:
Net Income – Basic	$1.18	$0.97	$0.75	$0.71	$0.64
Net Income – Diluted	$1.17	$0.96	$0.74	$0.70	$0.63
Average shares outstanding – Basic	11,344,385	11,369,848	11,260,512	10,919,852	10,801,502
Average shares outstanding - Diluted	11,462,313	11,453,152	11,334,486	11,023,340	10,974,076
Cash dividends paid	$0.43	$0.35	$0.325	$0.285	$0.255
Financial Position at Period-end:
Total assets	$678,314	$628,859	$611,696	$506,588	$519,316
Total net loans and leases	491,204	409,409	390,334	338,716	343,042
Total deposits	587,127	546,460	536,672	440,444	423,987
Total shareholders’ equity	66,042	59,014	53,236	45,036	40,561
Book value per share	$5.84	$5.19	$4.69	$4.09	$3.75
Selected Financial Ratios:
Return on average assets	2.04%	1.76%	1.52%	1.51%	1.37%
Return on average shareholders’ equity	20.99%	19.46%	16.81%	17.80%	17.64%
Average shareholders’ equity to average assets	9.70%	9.02%	9.01%	8.48%	7.76%
Allowance for credit losses as a percentage of total nonperforming loans	64.13%	55.62%	42.51%	32.58%	36.00%
Net charge-offs to average loans	0.05%	0.15%	0.12%	0.34%	0.25%
Allowance for credit losses as a percentage of period-end loans	1.67%	1.86%	1.82%	1.76%	1.59%
Dividend payout ratio	38.18%	38.50%	43.16%	40.07%	40.94%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) competitive pressures in the banking industry and changes in the regulatory environment; ii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; iv) credit quality deterioration that could cause an increase in the provision for loan losses; v) Asset/Liability matching risks and liquidity risks; volatility and devaluation in the securities markets; vi) uncertainties related to closing and integration of the recent Legacy merger, and vii) expected cost savings from recent acquisitions are not realized. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

The Company

On June 12, 2001, the United Security Bank (the “Bank”) became the wholly owned subsidiary of United Security Bancshares (the “Company”) through a tax free holding company reorganization, accounted for on a basis similar to the pooling of interest method. In the transaction, each share of Bank stock was exchanged for a share of Company stock on a one-to-one basis. No additional equity was issued as part of this transaction. In the following discussion, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares (including the Bank).

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

Effective April 23, 2004, the Company announced the completion of a merger with Taft National Bank headquartered in Taft, California. Taft National Bank (“Taft”) was merged into United Security Bank and Taft’s two branches began operating as branches of United Security Bank. The total consideration paid to Taft shareholders was 241,447 shares of the Company’s common stock valued at just over approximately $6 million. As a result of the merger, the Company acquired $15.4 million in cash and short-term investments, $23.3 million in loans, and $48.2 million in deposits. This transaction was accounted for using the purchase accounting method, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Taft based on the fair value of those assets and liabilities. The consolidated statements of income include the operations of Taft from the date of the acquisition forward.

During August 2005, the Bank formed a new subsidiary named United Security Emerging Capital Fund (the Fund) for the purpose of providing investment capital for Low-Income Communities (LIC’s). The new subsidiary was formed as a Community Development Entity (CDE) and as such, must be certified by the Community Development Financial Institutions Fund of the United States Department of the Treasury in order to apply for New Market Tax Credits (NMTC). The Fund submitted an application to the Department of the Treasury to become certified as a CDE in August 2005 and was approved in February 2006. Subsequent to that application, the Fund submitted an application to apply for an allocation of New Market Tax Credits in September 2005. The Fund was not awarded funding from the Department of Treasury during the 2006 allocation process, but applied for the 2007 allocation of New Market Tax Credits in August 2006. If the Fund’s NMTC application is approved, the Fund can attract investments and make loans and investments in LIC’s and thereby qualify its investors to receive Federal Income Tax Credits. The maximum that can be applied for under the New Markets Tax Credit program by any one CDE is $150 million, and the Bank is subject to an investment limitation of 10% of its risk-based capital. Federal new market tax credits would be applied over a seven-year period, 5% for the first three years, and 6% for the next four years for a total of 39%.

On October 6, 2006 the Company signed a definitive merger agreement to provide for the merger of Legacy Bank, N.A. with and into United Security Bank, a wholly owned subsidiary of the Company. Legacy Bank which began operations in 2003 currently operates one banking office in Campbell, California serving small business and retail banking clients. With its small business and retail banking focus, Legacy Bank provides a unique opportunity for United Security Bank to serve a loyal and growing small business niche and individual client base in the San Jose area. Upon completion of the merger during February 2007, Legacy Bank’s branch office began operating as a branch office of United Security Bank. As of the date of the merger (February 16, 2007), Legacy Bank had total assets of $78.5 million (including net loans of $62.5 million, investment securities of $7.4 million, and cash and equivalents of $5.9 million), and deposits of $69.6 million.

As a result of the merger, the Company issued shares of its stock in a tax free exchange for all of the Legacy Bank common shares. The total value of the transaction is approximately $21.5 million. Shareholders of Legacy Bank are entitled to receive merger consideration consisting of approximately 976,594 shares of common stock of the Company. The shareholders of Legacy Bank who elected cash, and were  allocated cash, will receive cash for their shares based on a value of approximately $12.86 per share and those who elected to receive stock, and were allocated common stock in United Security Bancshares, will receive approximately ..58 shares of the Company’s common stock for each Legacy Bank common share. The merger is expected to be accretive to the Company in 2007. The merger transaction was accounted for using the purchase accounting method, and will result in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy based on the fair value of those assets and liabilities. (For terms of the merger, see Note 22 to the Company’s consolidated financial statements).

With the recent acquisition of Legacy Bank during February 2007, the Company currently has eleven banking branches and one construction lending office, which provide financial services in Fresno, Madera, Kern, and Santa Clara counties. As a community-oriented bank, the Company continues to seek ways to better meet its customers’ needs for financial services, and to expand its business opportunities in today’s ever-changing financial services environment. The Company’s strategy is to be a better low-cost provider of services to its customer base while enlarging its market area and corresponding customer base to further its ability to provide those services.

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

The following table summarizes the year-to-date averages of the components of interest-bearing assets as a percentage of total interest bearing assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 12/31/06	YTD Average 12/31/05	YTD Average 12/31/04

Loans	80.26%	72.50%	75.12%
Investment securities	15.65%	19.81%	18.58%
Interest-bearing deposits in other banks	1.33%	1.36%	1.57%
Federal funds sold	2.76%	6.33%	4.73%

Total earning assets	100.00%	100.00%	100.00%
NOW accounts	11.21%	12.14%	11.54%
Money market accounts	31.56%	28.63%	23.85%
Savings accounts	8.02%	8.45%	7.65%
Time deposits	44.72%	46.78%	52.77%
Other borrowings	0.96%	0.32%	0.22%
Junior subordinated debt	3.53%	3.68%	3.97%

Total interest-bearing liabilities	100.00%	100.00%	100.00%

The Company continues its business development efforts throughout its market area, and as a result, has realized substantial increases in loan volume during the year ended December 31, 2006. The Company experienced increases of $82.7 million in loans, while other interest earning assets, including investment securities and federal funds sold, declined during the period, as loan growth exceeded deposit growth during the year. The Company experienced growth in all loan categories except lease financing, with growth being strongest in commercial and industrial loans, commercial real estate loans real estate, and agricultural loans. Deposit growth totaled $40.7 million during the year ended December 31, 2006, with much of that growth in money market accounts and time deposits over $100,000, as depositors were attracted to those deposit categories by higher yields.

With continued increases in market rates of interest experienced since mid-2004, the Company has realized substantial increases in net interest margins throughout 2005 and 2006. Interest rates have stabilized during the fourth quarter of 2006, and the Company anticipates stable interest rates in the near future, with possible rate declines during 2007. The Company’s net interest margin was 5.67% for the year ended December 31, 2006, as compared to 5.26% for the year ended December 31, 2005, and 4.90% for the year ended December 31, 2004. With approximately 59% of the loan portfolio in floating rate instruments at December 31, 2006, benefits of rising rates continue to be realized almost immediately on loan yields. Loans yielded 9.13% during the year ended December 31, 2006 as compared to 8.21% and 7.12% for the years ended December 31, 2005 and 2004, respectively. The Company continues to experience pricing pressures on deposits, especially money market accounts and time deposits, as lagging deposit rates played catch-up during 2005 and 2006. The Company’s average cost of funds was 3.24% for the year ended December 31, 2006 as compared to 2.30% and 1.67% for the years ended December 31, 2005 and 2004, respectively.

Noninterest income was enhanced during the year ended December 31, 2006 as the result of gains realized by the Company that are infrequent or nonrecurring in nature. The Company realized a nonrecurring $1.9 million gain on the sale of an investment in correspondent bank stock during the first quarter of 2006, and recorded $477,000 in noninterest income during the second quarter of 2006 as the result of death-benefit proceeds from the Company’s bank-owned life insurance. Then, in the third quarter of 2006, the Company realized a $1.0 million gain on the sale of its administrative headquarters, and relocated to a new administrative headquarters located in downtown Fresno during the fourth quarter of 2006.

Noninterest income from customer service fees declined during the year ended December 31, 2006 as compared to the year ended December 31, 2005. This decline was primarily the result of temporary decreases in ATM income as the Company changed service providers for a portion of its ATM network, combined with minor decreases in overdraft and business analysis fees. It is not anticipated that the decline in ATM fee income is permanent, and the Company anticipates attaining close to previous fee income levels during future periods. During the year ended December 31, 2006, the Company realized a loss totaling $75,000 on the ineffective portion of its interest rate swap agreement pursuant to SFAS No. 133 (See Note 18 to the Company’s consolidated financial statements).

The Company continues its efforts to hire and retain qualified staff as part of its strategic growth strategy. As a result, the Company experienced increased salary expense during the year ended December 31, 2006, including nearly $97,000 in recruitment fees, and $248,000 in compensation expense for stock options resulting from the adoption of SFAS 123R on January 1, 2006. Additional noninterest expenses were incurred during the year ended December 31, 2006 as the result of $2.2 million in costs associated with an OREO property the Company is in the process of liquidating. Partial sale of the OREO property was completed during the third quarter of 2006, and the remainder is expected to be completed during 2007.

The Company has maintained a strong balance sheet, with sustained loan growth and sound deposit growth. While total assets have grown nearly $49.5 million between December 31, 2005 and December 31, 2006, the loan portfolio has grown even faster with increases of $82.7 million experienced during 2006. With the increased loan growth, average loans comprised approximately 80% of overall average earning assets during the period. In total, average core deposits, including NOW accounts, money market accounts, and savings accounts, continue to comprise a high percentage of total interest-bearing liabilities for the year ended December 31, 2006 as compared to the averages for the previous year. Time deposits continue to decline as a percentage of total average interest-bearing liabilities, representing 44.7% of interest-bearing liabilities for the ended December 31, 2006 as compared to 46.8% and 52.8% for the years ended December 31, 2005 and 2004, respectively. With increases experienced in interest-bearing checking accounts and time deposits during the second half of 2006, the Company has gone from a net borrower of funds to a net seller of funds, with $14.3 million in federal funds sold at December 31, 2006.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties. The San Joaquin Valley and other California markets continue to benefit from construction lending and commercial loan demand from small and medium size businesses, although commercial and residential real estate markets have softened somewhat during the later part of 2006. On average, loans have increased nearly $67.1 million between twelve-month periods ended December 31, 2005 and December 31, 2006, and total loans at period-end have increased $82.7 million between December 31, 2005 and December 31, 2006. Growth continues primarily in commercial and industrial loans, and commercial real estate loans with increases of $42.5 million, and $28.1 million in those two categories between December 31, 2005 and December 31, 2006. Additional but modest growth of $10.2 million was also experienced in agricultural loans during the year ended December 31, 2006. In the future, the Company will continue to maintain an emphasis on its core lending strengths of commercial real estate and construction lending, as well as small business financing, while expanding opportunities in agricultural, installment, and other loan categories when possible.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Growth and increasing market share will be of primary importance during 2007 and beyond. The Company is excited about its recent merger with Legacy Bank located in Campbell, California. This new acquisition brings additional opportunities in a dynamic new market, and will enable the Company to expand its ability to serve Legacy’s current clients and increase lending capabilities in the market area of Santa Clara County. The Company will continue to develop new business in its Convention Center Branch opened in Downtown Fresno during April 2004, as well in the two Kern County branches acquired during April 2004 as the result of the merger with Taft National Bank. During the third quarter of 2005, the Company relocated its East Shaw branch, as well as the Construction and Consumer Loan Departments, located in Fresno, to a new location in north Fresno, which has enhanced its business presence in that rapidly growing area. During the fourth quarter of 2006, the Company relocated its administrative headquarters to downtown Fresno, thus increasing its presence there. During the third quarter of 2006, the Company initiated a new banking program with a major bank in Mexico, which is directed at the Central Valley’s growing Hispanic community. This new program, called Promesa Latina will allow customers to perform a variety of banking services, including money transfers to Mexico.  Market rates of interest will also be an important factor in the Company’s ongoing strategic planning process, as it is predicted that we are near the end of an interest rate cycle, with the potential of falling interest rates during 2007.

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

If the loan portfolio were to increase by 10% proportionally throughout all loan classifications, the additional estimated provision to the allowance that would be required, based on the percentage loss allocations utilized at December 31, 2006, would be approximately $410,000 pretax ($238,000 net of tax). This estimate is comprised of an additional $45,000 ($26,000 net of tax) for criticized loans (those classified as special mention or worse and excluding those considered impaired under SFAS No. 114), and an additional $365,000 ($212,000 net of tax) for the remainder of the loan portfolio that is performing.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of the book value of the loan, or fair value of the property, less estimated costs to sell. The excess, if any, of the loan amount over the fair value is charged to the allowance for credit losses. Subsequent declines in the fair value of other real estate owned, along with related revenue and expenses from operations, are charged to noninterest expense. The fair market valuation of such properties is based upon estimates, and as such, is subject to change as circumstances in the Company’s market area, or general economic trends, change.

Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. The acquisition of Taft National Bank during April 2004 gave rise to goodwill totaling approximately $750,000, and the recent acquisition of Legacy Bank will result in goodwill related to the transaction, the amount of which has not yet been determined. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually.  While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows.

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

During the first quarter of 2005, the FTB notified the Company of its intent to audit the REIT for the tax years ended December 2001 and 2002. The Company has retained legal counsel to represent it in the tax audit. The FTB concluded its audit during January 2006. At that time the FTB submitted a closing letter to the Company, which included proposed assessments related to the tax benefits taken for the REIT during 2002 (see further discussion see Note 9, Taxes on Income contained in Item 8 of this Form 10-K). The issuance of the Notice of Proposed Assessment by the FTB will not end the administrative processing of the REIT issue because the Company has asserted its administrative protest and appeal rights pending the outcome of litigation by another taxpayer presently in process on the REIT issue in the Los Angeles Superior Court (City National v. Franchise Tax Board). The case is ongoing and may take several years to complete The Company cannot reasonably determine at this time what the ultimate outcome of the City National case or the FTB audit will be.

Stock-Based Compensation

For all years presented in the Consolidated Financial Statements prior to 2006, the Company accounted for stock options under the provisions of APB No. 25. Accordingly, no compensation expense related to the issuance of stock options is reflected in the income statements prior to 2006. Pro forma disclosures of the impact of compensation expense (and related tax benefit) associated with stock options are included in Note 10 in the Notes to the Consolidated Financial Statements. The pro forma amounts are calculated on the estimated fair value of the options at the date of the grant, based on assumptions made during the year of the grant. Those assumptions are outlined in Note 10. “Stock Options” in the Company’s Notes to Financial Statements.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and requires that such transactions be accounted for using a fair value-based method. The Company adopted the requirements of SFAS No. 123R using the modified-prospective method during the first quarter of 2006. SFAS No. 123R requires the Company to recognize as compensation expense, the fair value of stock options granted to employees and Directors of the Company beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The pretax compensation expense recognized during 2006 totaled $248,000.

Impairment of Investment Securities

Investment securities classified as available for sale (“AFS”) are carried at fair value and the impact of changes in fair value are recorded on the Company’s consolidated balance sheet as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” a separate component of shareholders’ equity. Securities classified as AFS or held to maturity (“HTM”) are subject to review to identify when a decline in value is other than temporary. Factors considered in determining whether a decline in value is other than temporary include: whether the decline is substantial; the duration of the decline; the reasons for the decline in value; whether the decline is related to a credit event or to a change in interest rate; our ability and intent to hold the investment for a period of time that will allow for a recovery of value; and the financial condition and near-term prospects of the issuer. When it is determined that a decline in value is other than temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings. At December 31, 2006, the Company did not have any investment securities considered other than temporarily impaired.

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

Results of Operations

For the year ended December 31, 2006, the Company reported net income of $13.4 million or $1.18 per share ($1.17 diluted) as compared to $11.0 million or $0.97 per share ($0.96 diluted) for the year ended December 31, 2005, and $8.4 million or $0.75 per share ($0.74 diluted) for the year ended December 31, 2004. Net income for 2006 increased $2.4 million from the previous year as the result of increased volume in earning assets combined with an increase in net interest margin in 2006, as well as from additional unusual or non-recurring gains and operating expenses discussed elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Net income increased $2.6 million between December 31, 2004 and December 31, 2005 as the result of increased volume in earning assets combined with an increase in market rates of interest throughout much of 2005.

The Company’s return on average assets was 2.04 % for the year ended December 31, 2006 as compared to 1.76 % and 1.52 % for the same twelve-month periods of 2005 and 2004, respectively. The Company’s return on average equity was 20.99% for the year ended December 31, 2006 as compared to 19.46 % and 16.81 % for the same twelve-month periods of 2005 and 2004, respectively.

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

Net interest income before provision for credit losses totaled $33.2 million for the year ended December 31, 2006 as compared to $29.2 million for the year ended December 31, 2005, and $24.4 million for the year ended December 31, 2004. This represents an increase of $3.9 million or 13.5 % between the years ended December 31, 2005 and 2006, as compared to an increase of $4.8 million or 19.6% between 2004 and 2005. As with net income, the increase in net interest income between 2005 and 2006 is the result of increased volume in earning assets combined with a substantial increase in market rates of interest throughout the first half of 2006.

Table 1. – Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and interest differentials
Years Ended December 31, 2006, 2005, and 2004

	2006			2005			2004

(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets:
Interest-earning assets:
Loans (1)	$469,959	$42,902	9.13%	$402,820	$33,078	8.21%	$374,748	$26,684	7.12%
Investment Securities – taxable	89,378	3,254	3.64%	107,761	4,163	3.86%	90,473	3,433	3.79%
Investment Securities – nontaxable (2)	2,226	108	4.85%	2,261	112	4.95%	2,242	123	5.49%
Interest on deposits in other banks	7,771	324	4.17%	7,539	308	4.09%	7,845	310	3.95%
Federal funds sold and reverse repos	16,166	768	4.75%	35,139	1,237	3.52%	23,616	324	1.37%

Total interest-earning assets	585,500	$47,356	8.09%	555,520	$38,898	7.00%	498,924	$30,874	6.19%

Allowance for possible loan losses	(8,067)			(7,608)			(7,013)
Noninterest-bearing assets:
Cash and due from banks	26,426			29,940			24,141
Premises and equipment, net	12,706			9,551			6,608
Accrued interest receivable	3,597			2,661			2,141
Other real estate owned	3,354			1,639			2,417
Other assets	32,570			35,496			27,507

Total average assets	$656,086			$627,199			$554,725

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$49,118	$241	0.49%	$51,043	$244	0.48%	$44,585	$171	0.38%
Money market accounts	138,242	3,701	2.68%	120,318	2,332	1.94%	92,159	1,298	1.41%
Savings accounts	35,135	198	0.56%	35,500	175	0.49%	29,548	136	0.46%
Time deposits	195,922	8,457	4.32%	196,642	5,772	2.94%	203,839	3,983	1.95%
Other borrowings	4,209	223	5.30%	1,335	44	3.30%	858	23	2.68%
Trust Preferred securities	15,464	1,355	8.76%	15,464	1,091	7.06%	15,349	822	5.36%

Total interest-bearing liabilities	438,090	$14,175	3.24%	420,302	$9,658	2.30%	386,338	$6,433	1.67%

Noninterest-bearing liabilities:
Noninterest-bearing checking	146,722			144,146			113,836
Accrued interest payable	2,021			1,421			773
Other liabilities	5,615			4,773			3,791

Total average liabilities	592,448			570,642			504,738
Total average shareholders’ equity	63,638			56,557			49,987

Total average liabilities and Shareholders’ equity	$656,086			$627,199			$554,725

Interest income as a percentage of average earning assets			8.09%			7.00%			6.19%
Interest expense as a percentage of average earning assets			2.42%			1.74%			1.29%

Net interest margin			5.67%			5.26%			4.90%

(1)

Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $3,480,000, $3,480,000, and $3,216,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

(2)	Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis because they are not material to the Company’s results of operations.

As summarized in Table 2, the increase in net interest income between the two twelve-month periods ended December 31, 2006 and 2005 is comprised of an increase in total interest income of approximately $8.5 million, which was only partially offset by an increase in total interest expense of approximately $4.5 million. The Bank’s net interest margin, as shown in Table 1, increased to 5.67% at December 31, 2006 from 5.26% at December 31, 2005, an increase of 41 basis points (100 basis points = 1%) between the two periods. The net margin of 5.26% reported during 2005 represents an increase of 36 basis points from the 4.90% net margin realized by the Company during 2004. While assets have grown over the past three years and the balance sheet mix has changed, interest rate movements over those three years have played a significant role in net interest income trends.  Market rates of interest began to rise significantly during the second half of 2004, with the prime rate rising 125 basis points between June 30, 2004 and December 31, 2004, rising another 200 basis points during 2005, and then another 100 basis points during 2006. As a result, the prime rate averaged 7.96% for the year ended December 31, 2006 as compared to 6.19% and 4.34% for the years ended December 31, 2005 and 2004, respectively.

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

Table 2.  Rate and Volume Analysis

	2006 compared to 2005			2005 compared to 2004

(In thousands)	Total	Rate	Volume	Total	Rate	Volume

Increase (decrease) in interest income:
Loans	$9,824	$3,942	$5,882	$6,394	$4,295	$2,099
Investment securities	(913)	(227)	(686)	719	47	672
Interest-bearing deposits in other banks	16	6	10	(2)	11	(13)
Federal funds sold and securities purchased under agreements to resell	(469)	341	(810)	913	696	217

Total interest income	8,458	4,062	4,396	8,024	5,049	2,975
Increase (decrease) in interest expense:
Interest-bearing demand accounts	1,366	1,107	259	1,107	678	429
Savings accounts	23	25	(2)	39	10	29
Time deposits	2,685	2,706	(21)	1,789	1,934	(145)
Other borrowings	179	39	140	21	6	15
Trust Preferred securities	264	264	0	269	263	6

Total interest expense	4,517	4,141	376	3,225	2,891	334

Increase (decrease) in net interest income	$3,941	$(79)	$4,020	$4,799	$2,158	$2,641

Total interest income increased approximately $8.5 million or 21.7% between the years ended December 31, 2005 and 2006, and is attributable to both an increase in earning asset volume, as well as the yields on those earning assets. As with the previous year, earning asset growth was mainly in loans, with minor volume declines experienced in investments and federal funds sold during 2006. On average, loans grew by approximately $67.12 million between 2005 and 2006. The Company continues to maintain a high percentage of loans in its earning asset mix with loans averaging 80.3% of total earning assets for the year ended December 31, 2006, as compared to 72.5% and 75.1% for the years ended December 31, 2005 and 2004, respectively.

Total interest expense increased approximately $4.5 million between the years ended December 31, 2005 and 2006, primarily as a result of increased rates paid on deposit accounts as market rates of interest continued to rise throughout the first half of 2006. Rates paid on interest-bearing liabilities increase in all categories, with the greatest increases experienced in time deposits and money market deposit accounts. The Company’s deposit mix continues to change with declines in average NOW and time deposit volume, which was more than offset by increases in the average volume of money market accounts. On average, NOW accounts and time deposits decreased $1.9 million and $720,000, respectively, while money market accounts increased on average by $17.9 million between the years ended December 31, 2005 and December 31, 2006.

Total interest income increased approximately $8.0 million or 26.0% between the years ended December 31, 2004 and 2005, and  was attributable to both an increase in earning asset volume, as well as the yields on those earning assets. Earning asset growth was mainly in loans, with minor growth in investments and federal funds sold. On average, loans grew by approximately $28.2 million between 2004 and 2005. The Company continues to maintain a high percentage of loans in its earning asset mix with loans averaging 72.5% of total earning assets for the year ended December 31, 2005, as compared to 75.1%  for the year ended December 31, 2004.

Total interest expense increased approximately $3.2 million between the years ended December 31, 2004 and 2005, primarily as a result of increased rates paid on deposit accounts as market rates of interest continued to rise throughout 2005. Rates paid on interest-bearing liabilities increased in all categories in 2005, with the greatest increases experienced in time deposits and money market deposit accounts. The Company’s deposit mix changed in 2005 with continued declines in time deposit volume, which was more than offset by increases in the average volume of interest-bearing demand and savings accounts. On average, time deposits decreased $7.2 million, while interest-bearing demand and savings accounts increased on average by $34.6 million and $6.0 million, respectively, between the years ended December 31, 2004 and December 31, 2005.

Provision for Credit Losses

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management’s continuous credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the year ended December 31, 2006 the provision to the allowance for credit losses amounted to $880,000 as compared to $1.1 million for both the years ended December 31, 2005 and 2004. Reductions in the provision to the allowance for credit losses during 2006 were the result of lower levels of nonperforming loans during the year. The amount provided to the allowance for credit losses during 2006 brought the allowance to 1.67% of net outstanding loan balances at December 31, 2006, as compared to 1.86% of net outstanding loan balances at December 31, 2005, and 1.82% at December 31, 2004.

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicated and the net changes between those years:

	Years Ended December 31,			Increase (decrease) during Year

(In thousands)	2006	2005	2004	2006	2005

Customer service fees	$3,779	$4,399	$4,311	$(620)	$88
Gain on sale of securities	27	163	35	(136)	128
Gain (loss) on sale of OREO	50	325	(98)	(275)	423
Proceeds from life insurance	482	0	0	482	0
Loss on swap ineffectiveness	(75)	0	0	(75)	0
Gain on sale of investment	1,877	0	0	1,877	0
Gain (loss) on sale of fixed assets	1,018	(5)	7	1,023	(12)
Shared appreciation income	567	393	8	174	385
Other	1,306	1,005	479	301	526

Total	$9,031	$6,280	$4,742	$2,751	$1,538

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers and, to a lesser extent, gains on sales of Company assets and other miscellaneous income. Noninterest income for the year ended December 31, 2006 increased $2.8 million when compared to the previous year, and increased $4.3 million when compared to the year ended December 31, 2004. Increases in noninterest income experienced during 2006 were the result of several large nonrecurring or unusual items, which were partially offset by modest declines in customer service fees.

Customer service fees continue to provide the majority of noninterest income over the three years presented. Customer service fees decreased $620,000 between the years ended December 2005 and December 31, 2006, which is attributable, in part, to declines in ATM fee income, as well as overdraft charges and business analysis fees. Increases in customer service fees realized between 2004 and 2005 were comprised of increases in ATM and overdraft charges, as well as additional fee revenue generated by the two Kern County branches acquired during April 2004

Nonrecurring items included in noninterest income during 2006 included a $1.8 million gain on the sale of an investment during the first quarter of 2006, as well as $1.0 million gain from the sale of the Company’s administration building during the third quarter of 2006. Noninterest income was further enhanced during the second quarter of 2006 by $477,000 in death-benefit proceeds realized from the Company’s bank owned life insurance.

Shared appreciation income has fluctuated over the three years presented, with increases of $174,000 between 2005 and 2006, as compared to increases of $385,000 between 2004 and 2005. Shared appreciation income results from agreements between the Company and the borrower on certain construction loans where the Company agrees to receive interest on the loan at maturity rather than monthly and the borrower agrees to share in the profits of the project. The profit is determined by the appraised value of the completed project and subsequent refinancing or sale of the project. Due to the difficulty in calculating future values, shared appreciation income is recognized when received. The Company does not participate in a significant number of shared appreciation projects, and as a result, does not anticipate large amounts of shared appreciation income on an ongoing basis. Gains on sales of investment securities decreased $136,000 between 2005 and 2006, but increased $128,000 between 2004 and 2005 as the result of securities sold during the fourth quarter of 2005 when the Company restructured the investment portfolio to reduce the risk profile of the Company.

Noninterest income increased $1.5 million between the years ended December 31, 2005 and December 31, 2004.  Customer service fees continued to provide the majority of noninterest income with a modest increase of $88,000 between 2004 and 2005, and included increases in ATM and overdraft charges, as well as additional fee revenue generated by the two Kern County branches acquired during April 2004. Shared appreciation income increased $385 between 2004 and 2005. Gains on sales of investment securities increased $128,000 between 2004 and 2005 and are the result of securities sold during the fourth quarter of 2005 as the Company restructured the investment portfolio to reduce the risk profile of the Company.

Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004

(Dollars in thousands)	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets

Salaries and employee benefits	$9,915	1.69%	$8,046	1.45%	$6,663	1.34%
Occupancy expense	2,556	0.44%	2,327	0.42%	2,197	0.44%
Data processing	470	0.08%	624	0.11%	659	0.13%
Professional fees	998	0.17%	1,234	0.22%	1,236	0.25%
Directors fees	222	0.04%	210	0.04%	192	0.04%
Amortization of intangibles	537	0.09%	537	0.10%	470	0.09%
Correspondent bank service charges	204	0.03%	359	0.06%	318	0.06%
Writedown on investment	0	0.00%	702	0.13%	0	0.00%
Writedowns on OREO	0	0.00%	0	0.00%	35	0.01%
Loss on CA Tax Credit Partnership	440	0.08%	458	0.08%	395	0.08%
OREO expense	2,193	0.37%	38	0.01%	85	0.02%
Other	2,402	0.41%	2,447	0.44%	2,417	0.48%

Total	$19,937	3.41%	$16,982	3.06%	$14,667	2.94%

Noninterest expense, excluding provision for credit losses and income tax expense, totaled $19.9 million for the year ended December 31, 2006 as compared to $17.0 million and $14.7 million for the years ended December 31, 2005 and 2004, respectively. These figures represent an increase of $3.0 million or 17.4% between the years ended December 31, 2005 and 2006 and an increase of $2.3 million or 15.8% between the years ended December 31, 2004 and 2005.

Noninterest expense increases between the three years presented are associated primarily with normal, anticipated growth of the Company, as well as additional costs incurred during both 2006 and 2005.  Increases in OREO expense experienced during 2006 were primarily the result of additional expenses, including disposal and clean-up costs, incurred on a single OREO property, which is in the process of liquidation. Expenses on OREO increased approximately $2.2 million between the years ended December 31, 2005 and December 31, 2006. Professional fees decreased $236,000 between the year ended December 31, 2005 and December 31, 2006 primarily as the result of reductions in legal expenses associated with impaired loans. Noninterest expense incurred during 2005 included a write-down of $702,000 on the Company’s investment in a title company, Diversified Holding Corporation. As a percentage of average earning assets, total noninterest expense has experienced moderate increases over the past three years as the Company has controlled overhead expenses while experiencing profitable growth. Noninterest expense amounted to 3.41% of average earning assets for the year ended December 31, 2006 as compared to 3.06% at December 31, 2005 and 2.94% at December 31, 2004.

Pursuant to the adoption of SFAS No. 123R during the first quarter of 2006, the Company recognized stock-based compensation expense of $248,000 ($0.02 per share basic and diluted) for year ended December 31, 2006. This expense is included in noninterest expense under salaries and employee benefits. Under the current pool of stock options, the Company expects stock-based compensation expense to be about $47,000 per quarter during 2007, then to $28,000 per quarter for 2008, and decline after that through 2010. If new stock options are issued, or existing options fail to vest due, for example, to forfeiture, actual stock-based compensation expense in future periods will change.

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

During the first quarter of 2005, the FTB notified the Company of its intent to audit the REIT for the tax years ended December 2001 and 2002. The Company has retained legal counsel to represent it in the tax audit, and counsel has provided the FTB with documentation supporting the Company’s position. The FTB concluded its audit during January 2006. At that time the FTB submitted a closing letter to the Company, which included proposed assessments related to the tax benefits taken for the REIT during 2002. During April 2006, the FTB issued a Notice of Proposed Assessment to the Company. The Company still believes the case has merit based upon the fact that the FTB is ignoring certain facts of law in the case.  If the FTB were to prevail against the Company in its defense of tax benefits taken during 2002, the negative effect to net income resulting from the reversal of tax benefits taken during 2002 would be approximately $755,000, excluding any possible penalties and interest. The Company cannot reasonably determine at this time what the ultimate outcome of the audit will be, although the FTB appears unwilling to accept the Company’s position. The issuance of the Notice of Proposed Assessment by the FTB will not end the administrative processing of the REIT issue because the Company has asserted its administrative protest and appeal rights pending the outcome of litigation by another taxpayer presently in process on the REIT issue in the Los Angeles Superior Court (City National v. Franchise Tax Board). Based upon discussions with legal counsel, it is management’s understanding that the FTB is unwilling to resolve or concede any issues in the audit pending the final outcome of the City National case which contains all of the issues related to the Company’s audit with the FTB. The case is ongoing and may take several years to complete. As a result, the Company has not recognized any liability with respect to the FTB’s assessment as of December 31, 2006.

Financial Condition

Total assets increased by $49.5 million or 7.9% during the year to $678.3 million at December 31, 2006, and increased $66.6 million or 10.9% from the balance of $611.7 million at December 31, 2004. During the year ended December 31, 2006, significant increases were experienced in loans, while federal funds sold and investment securities declined as loan growth outpaced deposit growth during the year. During 2006, net loans increased $81.8 million, while federal funds sold decreased $20.8 million, and investment securities declined $11.9 million between the two period-ends.

Total deposits of $587.1 million at December 31, 2006 increased $40.7 million or 7.4% from the balance reported at December 31, 2005, and increased $50.5 million or 9.4% from the balance of $536.7 million reported at December 31, 2004. During 2006, growth was experienced in time deposits of $100,000 or more, money market accounts and noninterest bearing deposits.

Earning assets averaged approximately $585.5 million during the year ended December 31, 2006, as compared to $555.5 million and $498.9 million for the years ended December 31 2005 and 2004, respectively. Average interest-bearing liabilities increased to $438.1 million for the year ended December 31, 2006, as compared to $420.3 million for the year ended December 31, 2005, and increased from the balance of $386.3 million for the year ended December 31, 2004.

Loans

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $500.6 million at December 31, 2006, representing an increase of $82.7 million or 19.8% when compared to the balance of $417.9 million at December 31, 2005, and an increase of $101.9 million or 25.6% when compared to the balance of $398.7 million reported at December 31, 2004.  Average loans totaled $470.0 million, $402.8 million, and $374.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006 average loans increased 16.7% when compared to the year ended December 31, 2005 and increased 25.4% compared to the year ended December 31, 2004.

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:

	2006		2005		2004		2003		2002

(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans

Commercial and industrial	$155,811	31.1%	$113,263	27.1%	$123,720	31.0%	$116,991	33.9%	$117,293	33.6%
Real estate – mortgage	113,613	22.7	89,503	21.4	88,187	22.1	96,381	27.9	100,417	28.9
Real estate – construction	168,378	33.7	162,873	38.9	137,523	34.5	97,930	28.3	95,024	27.2
Agricultural	35,102	7.0	24,935	6.0	23,416	5.9	15,162	4.4	16,877	4.8
Installment/other	16,712	3.3	15,002	3.6	13,257	3.3	6,617	1.9	7,811	2.2
Lease financing	10,952	2.2	12,334	3.0	12,581	3.2	12,581	3.6	11,632	3.3

Total Loans	$500,568	100.0%	$417,910	100.0%	$398,684	100.0%	$345,662	100.0%	$349,054	100.0%

Loan volume continues to be greatest in what has historically been the Bank’s primary lending emphasis: commercial, real estate mortgage, and construction lending. During 2006, loan growth occurred in all categories except lease financing. The most significant loan increases during 2006 occurred in commercial and industrial loans, real estate mortgage loans, and agricultural loans, with increases of $42.5 million, $24.1 million, and $10.2 million experienced in those three categories, respectively. Real estate construction loans increased a modest $5.5 million or 3.4% during 2006 as the real estate construction market continues to remain stable within the San Joaquin Valley.

During 2005, loan growth occurred in all categories except commercial and industrial loans, and lease financing, with total loans growing by $19.2 million or 4.8% between December 31, 2004 and December 31, 2005. The majority of that increase during 2005 was experienced in real estate construction loans. Real estate construction lending continues to be a substantial business line for the Company, as housing demand and business development remain strong throughout the Central San Joaquin Valley. Modest increases were experienced in real estate mortgage, agricultural, and installment consumer loans, while commercial and industrial loans declined by nearly $10.5 million as several large commercial relationships matured during the later part of 2005.

At December 31, 2006, approximately 72% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Construction loans continue to be a significant focus for the Company and increased $5.5 million or 3.4 % during 2006, increased $25.4 million or 18.4% during 2005, and increased $39.6 million or 40.0% during 2004. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects.  Agricultural loans consisting of mostly short-term, floating rate loans for crop financing, increased $10.2 million or 40.8% between December 31, 2005 and December 31, 2006, while installment loans increased $1.7 million or 11.4% during that same period.

The real estate mortgage loan portfolio totaling $113.6 million at December 31, 2006 consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate is the core of this segment of the portfolio, with balances of $71.7 million, $43.6 million, and $62.5 million at December 31, 2006, 2005, and 2004, respectively. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and, are mainly tied to commercial income and multi-family residential properties. The Company does not currently offer traditional residential mortgage loans, but may purchase mortgage portfolios. As a result of real estate mortgage purchases over the past several years, that portion of the portfolio has grown with balances of  $39.2 million, $43.3 million, and $21.6 million at December 31, 2006, 2005 and 2004, respectively. The Company purchased a portfolio of 15-year fixed-rate jumbo mortgages totaling $14.0 during the fourth quarter of 2004. Then, the Company purchased an additional mortgage portfolio, similar to the one purchased during 2004, totaling $15.7 million during October 2005, bring the total purchased mortgage loans to $26.5 million, or 68% of the $39.2 held in residential mortgages held by the Company at December 31, 2006. The Company does offer mortgage loans provided by a third-party service provider through the Company’s website. The Company also offers short to medium-term, fixed-rate, home equity loans, which totaled $2.7 million at December 31, 2006, $2.6 million at December 31, 2005, and $4.1 million at December 31, 2004.

The following table sets forth the maturities of the Bank’s loan portfolio at December 31, 2006. Amounts presented are shown by maturity dates rather than repricing periods:

(In thousands)	Due in one year or less	Due after one Year through Five years	Due after Five years	Total

Commercial and agricultural	$125,925	$43,853	$21,135	$190,913
Real estate – construction	144,350	24,028	0	168,378

	270,275	67,881	21,135	359,291
Real estate – mortgage	7,663	51,094	54,856	113,613
All other loans	9,149	15,951	2,564	27,664

Total Loans	$287,087	$134,926	$78,555	$500,568

The average yield on loans was 9.13% for the year ended December 31, 2006, representing an increase of 92 basis points when compared to the year ended December 31, 2005 and was a result of a significant increase in average market rates of interest throughout 2005 and 2006. For the year ended December 31, 2005, the overall average yield on the loan portfolio was 8.21%, representing an increase of 109 basis points when compared to 7.12% for the same twelve-month period of 2004 and was a result of an increase in average market rates of interest beginning during the second half of 2004, and continuing throughout 2005. The Bank’s loan portfolio is generally comprised of short-term or floating rate loans and is therefore susceptible to fluctuations in market rates of interest. At December 31, 2006, 2005 and 2004, approximately 59.5%, 58.1% and 67.4% of the Bank’s loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank’s fixed and floating rate loans at December 31, 2006. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

(In thousands)	Due in one year or less	Due after one Year through Five years	Due after Five years	Total

Accruing loans:
Fixed rate loans	$46,357	$76,606	$66,212	$189,175
Floating rate loans	233,974	57,318	11,964	303,256

Total accruing loans	280,331	133,924	78,176	492,431
Nonaccrual loans:
Fixed rate loans	5,425	739	116	6,280
Floating rate loans	1,331	263	263	1,857

Total nonaccrual loans	6,756	1,002	379	8,137

Total Loans	$287,087	$134,926	$78,555	$500,568

Securities

Following is a comparison of the amortized cost and approximate fair value of available-for-sale and held-to-maturity securities for the three years indicated:

	December 31, 2006				December 31, 2005

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)

Available-for-sale:
U.S. Government agencies	$69,746	$51	$(1,293)	$68,504	$82,215	$110	$(2,002)	$80,323
U.S. Government agency collateralized mortgage obligations	17	0	(1)	16	22	0	(1)	21
Obligations of state and political subdivisions	2,226	65	(1)	2,290	2,226	94	0	2,320
Other investment securities	13,000	0	(444)	12,556	13,000	0	(428)	12,572

Total available-for-sale	$84,989	$116	$(1,739)	$83,366	$97,463	$204	$(2,431)	$95,236

	December 31, 2004

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
U.S. Treasuries	$399	$0	$(2)	$397
U.S. Government agencies	89,329	312	(764)	88,877
U.S. Government agency collateralized mortgage obligations	31	0	0	31
Obligations of state and political subdivisions	2,242	155	0	2,397
Other investment securities	20,703	70	(225)	20,548

Total available-for-sale	$112,704	$537	$(991)	$112,250

Included in other investment securities at December 31, 2006, is a short-term government securities mutual fund totaling $7.7 million, and a CRA-qualified mortgage fund totaling $4.8 million. Included in other investment securities at December 31, 2005, is a short-term government securities mutual fund totaling $7.7 million, and a CRA-qualified mortgage fund totaling $4.9 million. Included in other investment securities at December 31, 2004, is a short-term government securities mutual fund totaling $7.8 million, a commercial asset-backed trust totaling $4.6 million, a CRA-qualified mortgage fund totaling $5.0 million, and Trust Preferred securities pools totaling $3.2 million. The commercial asset-backed trust consists of fixed and floating rate commercial and multifamily mortgage loans. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

Realized gains on securities available-for-sale totaled $27,000 during 2006, $163,000 during 2005, and $152,000 during 2004. There were no realized losses on securities available-for-sale during 2006 or 2005. Realized losses on securities available-for-sale totaled $117,000 during 2004.

Investment securities decreased $11.9 million between December 2005 and December 2006, as U.S. government agencies were paid down or matured. Proceeds from maturing securities were utilized to fund loan growth which exceeded deposit growth during 2006. Investment securities decreased $17.0 million between December 31, 2004 and December 31, 2005, due in part to sales of approximately $6.8 million in other investment securities during the fourth quarter of 2005 as the Company restructured the investment portfolio to improve the risk profile of the Company. Investment sales during the fourth quarter of 2005 included Trust Preferred Securities pools totaling $3.3 million, and a commercial asset-backed trust totaling $3.5 million.

Securities that have been temporarily impaired less than 12 months at December 31, 2006 are comprised of one U.S. government agency security a weighted average life of 13.2 years. As of December 31, 2006, there were nineteen U.S. government agency securities, one collateralized mortgage obligation, one municipal security, and two other investment securities with a total weighted average life of 2.29 years that have been temporarily impaired for twelve months or more. Because the decline in market value is attributable to changes in market rates of interest rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

The following summarizes temporarily impaired investment securities at December 31, 2006

	Less than 12 Months		12 Months or More		Total

(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses

Securities available for sale:
U.S. Government agencies	$506	$(6)	$65,626	$(1,287)	$66,132	$(1,293)
U.S. Government agency collateralized mortgage Obligations	0	0	12	(1)	12	(1)
Obligations of state and political subdivisions	0	0	34	(1)	34	(1)
Other investment securities	0	0	12,556	(444)	12,556	(444)

Total impaired securities	$506	$(6)	$78,228	$(1,733)	$78,734	$(1,739)

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2006 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year to five years		After five years to ten years		After ten years		Total

(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

Available-for-sale:
U.S. Government agencies	$27,756	3.34%	$24,834	3.27%	$472	5.48%	$15,442	3.33%	$68,504	3.34%
U.S. Government agency collateralized mortgage obligations	—	—	—	—	—	—	16	5.15%	16	5.15%
Obligations of state and political subdivisions	—	—	255	4.85%	1,772	5.14%	263	5.37%	2,290	5.10%
Other investment securities	12,556	2.90%	—	—	—	—	—	—	12,556	2.90%

Total estimated fair value	$40,312	3.32%	$25,089	3.29%	$2,244	5.21%	$15,721	3.37%	$83,366	3.37%

(1)	Weighted average yields are not computed on a tax equivalent basis

At December 31, 2006 and 2005, available-for-sale securities with an amortized cost of approximately $70.9 million and $69.3 million, respectively (fair value of $69.7 million and $67.8 million, respectively) were pledged as collateral for public funds, FHLB borrowings, and treasury tax and loan balances.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Total deposits increased $40.7 million or 7.4% during the year to a balance of $587.1 million at December 31, 2006 and increased $9.8 million or 1.8% between December 31, 2004 and December 31, 2005. Core deposits, consisting of all deposits other than time deposits of $100,000 or more and brokered deposits, continue to provide the foundation for the Bank’s principal sources of funding and liquidity. These core deposits amounted to 71.1%, 75.7% and 73.4% of the total deposit portfolio at December 31, 2006, 2005 and 2004, respectively.

The following table sets forth the year-end amounts of deposits by category for the years indicated, and the dollar change in each category during the year:

	December 31,			Change during Year

(In thousands)	2006	2005	2004	2006	2005

Noninterest-bearing deposits	$159,002	$153,113	$129,970	$5,889	$23,143
Interest-bearing deposits:
NOW and money market accounts	184,384	175,852	173,943	8,532	1,909
Savings accounts	31,933	33,590	32,775	(1,657)	815
Time deposits:
Under $100,000	42,428	53,254	61,626	(10,826)	(8,372)
$100,000 and over	169,380	130,651	138,358	38,729	(7,707)

Total interest-bearing deposits	428,125	393,347	406,702	34,778	(13,355)

Total deposits	$587,127	$546,460	$536,672	$40,667	$9,788

During the year ended December 31, 2006 increases were experienced in noninterest-bearing checking accounts, money market accounts, and time deposits of $100,000 and over. Increases in money market accounts and time deposits in excess of $100,000 are primarily the result of depositors seeking higher yields over the past year as competitors such as brokerage firms and credit unions have driven up rates to attract deposits. Increases in time deposits of $100,000 and over experienced during 2006 were largely the result of brokered time deposits obtained by the Company as part of its liquidity strategy to fund loan growth during the year. The Company continues to emphasize core deposits as part of its relationship banking strategy. As a result, core deposits, including NOW and money market accounts, and savings accounts, as well as noninterest-bearing checking accounts, continue to provide the Company’s primary funding source.

During the years ended December 31, 2005 increases were experienced in all deposit categories, except in time deposits, which continue to decline as the Company reduces its dependency on brokered and other out-of-market time deposits.

The overall level of time deposits declined during 2004 and 2005, as the Company was able to control the level of these deposits to some degree with pricing strategies. Time deposits, including brokered and other out-of-market deposits were allowed to run-off as they matured as the need for such deposits diminished. Then, as loan growth exceeded deposit growth during 2006, the Company sought to increase time deposits, including brokered deposits, to fund that asset growth. The Company has utilized brokered deposits over the past several years to enhance its funding needs, with brokered deposits totaling $67.7 million, $32.8 million, and $37.8 million at December 31, 2006, 2005 and 2004, respectively. In addition, the Company has been able to obtain time deposits from the State of California, which totaled $45.0 million at December 31, 2006, and $40.0 million at both December 31, 2005 and 2004. The time deposits of the State of California are collateralized by pledged securities in the Company’s investment portfolio. The Company will continue to use pricing strategies to control the overall level of time deposits as part of its growth and liquidity planning process.

The Company’s deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $34.8 million or 8.8% between December 31, 2005 and December 31, 2006, and noninterest-bearing deposits increased $5.9 million or 3.9% between the same two periods presented. Between December 31, 2004 and December 31, 2005, total interest-bearing deposits decreased $13.4 million or 3.3%, while noninterest-bearing deposits increased $23.1 million or 17.8%.

On a year-to-date average, the Company experienced an increase of $17.5 million or 3.2 % in total deposits between the years ended December 31, 2005 and December 31, 2006. Between these two periods, average interest-bearing deposits increased $14.9 million or 3.7%, while total noninterest-bearing checking increased $2.6 million or 1.8% on a year-to-date average basis. On average, the Company experienced increases in money market accounts and noninterest-bearing checking accounts between the years ended December 31, 2005 and December 31, 2006, while other deposit categories experienced only minor declines on average during 2006. On a year-to-date average basis, total deposits increased $63.7 million or 13.2% between the years ended December 31, 2004 and December 31, 2005. Of that total, interest-bearing deposits increased by $33.4 million or 9.0%, while noninterest-bearing deposits increased $30.3 million or 26.6% during 2005.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004

(Dollars in thousands)	Average Balance	Rate %	Average Balance	Rate %	Average Balance	Rate %

Interest-bearing deposits:
Checking accounts	$187,360	2.10%	$171,361	1.50%	$136,744	1.07%
Savings	35,135	0.56%	35,500	0.49%	29,548	0.46%
Time deposits (1)	195,922	4.32%	196,642	2.94%	203,839	1.95%
Noninterest-bearing deposits	146,722		144,146		113,836

(1)

Included at December 31, 2006, are $169.4 million in time certificates of deposit of  $100,000 or more, of which $108.4 million matures in three months or less, $32.6 million matures in 3 to 6 months, $15.2 million matures in 6 to 12 months, and $13.2 million matures in more than 12 months.

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

The Company had collateralized and uncollateralized lines of credit aggregating $308.3 million and $248.7 million, as well as FHLB lines of credit totaling $28.0 million and $10.7 million at December 31, 2006 and 2005, respectively. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR.

The table below provides further detail of the Company’s federal funds purchased, repurchase agreements and FHLB advances for the years ended December 31, 2006, 2005 and 2004:

	December 31,

(Dollars in thousands)	2006	2005	2004

At period end:
Federal funds purchased	$0	$0	$0
Repurchase agreements	0	0	0
FHLB advances	0	0	0

Total at period end	$0	$0	$0

Average ending interest rate – total	0.00%	0.00%	0.00%

Average for the year:
Federal funds purchased	$4,209	$1,331	$658
Repurchase agreements	0	0	0
FHLB advances	0	0	0

Total average for the year	$4,209	$1,331	$658

Average interest rate – total	5.30%	3.32%	1.92%

Maximum total borrowings outstanding at any month-end during the year:
Federal funds purchased	$17,100	$8,255	$6,480
Repurchase agreements/FHLB advances	0	0	0

Total	$17,100	$8,255	$6,480

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

The allowance for credit losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in existing loans and commitments to extend credit. The adequacy of the allowance for credit losses is based upon management’s continuing assessment of various factors affecting the collectibility of loans and commitments to extend credit; including current economic conditions, past credit experience, collateral, and concentrations of credit. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The collectibility of a loan is subjective to some degree, but must relate to the borrower’s financial condition, cash flow, quality of the borrower’s management expertise, collateral and guarantees, and the state of the local economy. When determining the adequacy of the allowance for credit losses, the Company follows, in accordance with GAAP, the guidelines set forth in the Interagency Policy Statement on the Allowance for Loan and Lease Losses (“Statement”) issued jointly by banking regulators during 2003, and updated and revised in 2006. The Statement outlines characteristics that should be used in segmentation of the loan portfolio for purposes of the analysis including risk classification, past due status, type of loan, industry or collateral. It also outlines factors to consider when adjusting the loss factors for various segments of the loan portfolio. Securities and Exchange Commission Staff Accounting Bulletin No. 102 was also released at this time which represents the SEC staff’s view relating to methodologies and supporting documentation for the Allowance for Loan and Lease Losses that should be observed by all public companies in complying with the federal securities laws and the Commission’s interpretations.  It is also generally consistent with the guidance published by the banking regulators.

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

		Loan Balance at December 31,
Loan Segments for Loan Loss Reserve Analysis (dollars in 000’s)
		2006	2005	2004	2003	2002

1	Commercial and Business Loans	$152,070	$109,783	$115,831	$107,068	$105,513
2	Government Program Loans	3,741	3,480	7,889	9,923	11,780

	Total Commercial and Industrial	155,811	113,263	123,720	116,991	117,293
3	Commercial Real Estate Term Loans	71,697	43,644	62,501	86,142	82,600
4	Single Family Residential Loans	39,184	43,308	21,567	5,240	7,827
5	Home Improvement/Home Equity Loans	2,732	2,551	4,119	4,999	9,990

	Total Real Estate Mortgage	113,613	89,503	88,187	96,381	100,417
6	Total Real Estate Construction Loans	168,378	162,873	137,523	97,930	95,024
7	Total Agricultural Loans	35,102	24,935	23,416	15,162	16,877
8	Consumer Loans	16,327	14,373	12,476	6,134	7,423
9	Overdraft protection Lines	82	102	117	142	167
10	Overdrafts	303	527	664	341	221

	Total Installment/other	16,712	15,002	13,257	6,617	7,811
11	Total Lease Financing	10,952	12,334	12,581	12,581	11,632

	Total Loans	$500,568	$417,910	$398,684	$345,662	$349,054

The Company’s methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include:

-	the formula allowance,

-	specific allowances for problem graded loans (“classified loans”)

-	and the unallocated allowance

In addition, the allowance analysis also incorporates the results of measuring impaired loans as provided in:

-	Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and

-	SFAS 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.”

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

The formula allowance includes reserves for certain off-balance sheet risks including letters of credit, unfunded loan commitments, and lines of credit. Reserves for undisbursed commitments are generally formula allocations based on the Company’s historical loss experience and other loss factors, rather than specific loss contingencies. During 2006, 2005, and 2004, the Company classified reserves for off-balance sheet commitments totaling $526,000, 542,000, and $507,000, respectively, as other liabilities pursuant to current accounting guidance. Prior to 2004, the reserves for these off-balance sheet commitments are included in the Company’s allowance for credit losses, rather than a separate liability on the balance sheet because the reserve amounts are considered to be immaterial in relation to total liabilities. At December 31, 2006, 2005 and 2004 the formula reserve allocated to undisbursed commitments totaled $526,000, $542,000 and $507,000, respectively.

Specific allowances are established based on management’s periodic evaluation of loss exposure inherent in classified loans, impaired loans, and other loans in which management believes there is a probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. Specific allowance amounts include those calculated under SFAS No. 114. Under SFAS No. 114, for impaired loans, specific allowances are determined based on the collateralized value of the underlying properties, the net present value of the anticipated cash flows, or the market value of the underlying assets. Under SFAS No. 5, for classified loans excluding impaired loans, specific allowances, where required, are determined on the basis of additional risks involved with individual loans that may be in excess of risk factors associated with the loan portfolio as a whole. The specific allowance is different from the formula allowance in that the specific allowance is determined on a loan-by-loan basis based on risk factors directly related to a particular loan, as opposed to the formula allowance which is determined for a pool of loans with similar characteristics, based on past historical trends and other risk factors which may be relevant on an ongoing basis.

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors, which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentration, and 10) other business conditions. There were no changes in estimation methods or assumptions during 2006 that affected the methodology for assessing the overall adequacy of the allowance for credit losses.

Management and the Company’s lending officers evaluate the loss exposure of classified and impaired loans on a weekly and monthly basis, and through discussions and officer meetings as conditions change. The Company’s Loan Committee meets weekly and serves as a forum to discuss specific problem assets that pose significant concerns to the Company, and to keep the Board of Directors informed through committee minutes. All special mention and classified loans are reported quarterly on Criticized Asset Reports, which are reviewed by senior management. With this information, the migration analysis and the impaired loan analysis are performed on a quarterly basis and adjustments are made to the allowance as deemed necessary.

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

At December 31, 2006 and 2005, the Company’s recorded investment in loans for which impairment has been recognized totaled $8.9 million and $12.9 million, respectively. Included in total impaired loans at December 31, 2006, are $5.7 million of impaired loans for which the related specific allowance is $4.1 million, as well as $3.2 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2005 included $10.6 million of impaired loans for which the related specific allowance is $4.1 million, as well as $2.3 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $10.1 million, $15.9 million and $16.6 million during the years ended December 31, 2006, 2005 and 2004, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the years ended December 31, 2006 and 2005, the Company recognized income of $65,000 and $34,000, respectively, on such loans. For the year ended December 31, 2004, the Company recognized no income on such loans.

The Company focuses on competition and other economic conditions within its market area, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. With interest rates rising significantly since July 2004, the Federal Reserve perceived economic growth as strong, but with rates remaining level during the second half of 2006, indications are that rates may begin to decline sometime during the later part of 2007. Both business and consumer spending have improved during the past several years, with GDP currently ranging between 3.5% and 4.0%. It is difficult to determine how long the Federal Reserve will continue to adjust interest rates in an effort to influence the economy, however with the 125 basis point increase in the prime rate during the second half of 2004, an additional 200 basis point increase during 2005, and then four 25 basis point increases during 2006, it is predicted that we are near the end of an interest rate cycle. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. The local market has improved economically during the past several years while the rest of the state and the nation has experienced slowed economic growth. The local area residential housing markets continue to perform, which should bode well for sustained growth in the Company’s market areas of Fresno and Madera, and Kern Counties, although there is some indication of slowing commercial and residential real estate markets in the area. Local unemployment rates remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates have improved during the past several years. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state, although this growth may begin to slow as higher interest rates dampen economic expansion.  Management recognizes increased risk of loss due to the Company’s exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company’s allowance for credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the years indicated.

	December 31,

(Dollars in thousands)	2006	2005	2004	2003	2002

Total loans outstanding at end of period before deducting allowances for credit losses	$499,570	$417,156	$397,584	$344,797	$348,598

Average net loans outstanding during period	$469,959	$402,820	$374,748	$353,562	$347,192

Balance of allowance at beginning of period	$7,748	$7,251	$6,081	$5,556	$4,457
Loans charged off:
Real estate	0	0	0	0	0
Commercial and industrial	(290)	(323)	(14)	(1,080)	(659)
Lease financing	(164)	(364)	(496)	(161)	(238)
Installment and other	(48)	(86)	(80)	(33)	(36)

Total loans charged off	(502)	(773)	(590)	(1,274)	(933)
Recoveries of loans previously charged off:
Real estate	0	0	0	0	0
Commercial and industrial	195	108	82	61	37
Lease financing	1	3	29	25	31
Installment and other	43	54	25	0	1

Total loan recoveries	239	165	136	86	69

Net loans charged off	(263)	(608)	(454)	(1,188)	(864)
Reclassification of off-balance sheet reserve	0	(35)	(507)	0	0
Reserve acquired in business acquisition	0	0	986	0	0
Provision charged to operating expense	880	1,140	1,145	1,713	1,963

Balance of allowance for credit losses at end of period	$8,365	$7,748	$7,251	$6,081	$5,556

Net loan charge-offs to total average loans	0.06%	0.15%	0.12%	0.34%	0.25%
Net loan charge-offs to loans at end of period	0.05%	0.15%	0.11%	0.34%	0.25%
Allowance for credit losses to total loans at end of period	1.67%	1.86%	1.82%	1.76%	1.59%
Net loan charge-offs to allowance for credit losses	3.14%	7.85%	6.26%	19.54%	15.55%
Net loan charge-offs to provision for credit losses	29.89%	53.33%	39.65%	69.35%	44.01%

Management believes that the 1.67% credit loss allowance to total loans at December 31, 2006 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company’s service areas or other circumstances will not be reflected in increased losses in the loan portfolio. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

	2006		2005		2004		2003		2002

(Dollars in thousands)	Allowance for Loan Losses	% of Loans	Allowance for Loan Losses	% of Loans	Allowance for Loan Losses	% of Loans	Allowance for Loan Losses	% of Loans	Allowance for Loan Losses	% of Loans

Commercial and industrial	$1,905	31.1%	$1,397	27.1%	$2,497	31.0%	$1,755	33.9%	$3,080	33.6%
Real estate – mortgage	619	22.7%	330	21.4%	386	22.1%	508	27.9%	803	28.9%
Real estate – construction	1,039	33.7%	1,598	38.9%	1,753	34.5%	1,067	28.3%	1,046	27.2%
Agricultural	310	7.0%	316	6.0%	197	5.9%	188	4.4%	229	4.8%
Installment/other	187	3.3%	112	3.6%	103	3.3%	97	1.9%	99	2.2%
Lease financing	4,165	2.2%	3,619	3.0%	2,312	3.2%	2,466	3.6%	298	3.3%
Not allocated	140	—	376	—	3	—	0	—	1	—

	$8,365	100.0%	$7,748	100.0%	$7,251	100.0%	$6,081	100.0%	$5,556	100.0%

During 2006, reserve allocations increased for commercial and industrial loans, leasing financing, real estate mortgage loans, and installment loans. As with prior years, the increase in reserve allocation for lease financing loans is the result of additional reserves allocated to a nonperforming lease portfolio (see discussion following). Increased reserve allocations for commercial and industrial loans are the result of increased loan volume, while increases in reserve allocations for real estate mortgage and installment loans are primarily the result of increases in substandard loans in those categories. Reserve allocations decreased for real estate construction loans as a result of significant decreases in the level of substandard loans in that category between December 31, 2005 and December 31 2006.

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

The increase in reserve allocations for lease financing loans since 2003 is the result of the nonperformance of a purchased lease portfolio. The Company purchased a schedule of payments collateralized by Surety Bonds and lease payments in September 2001 that have a current balance owing of $5.4 million plus interest. The leases have been nonperforming since June of 2002. The impaired lease portfolio is on non-accrual status and has a specific allowance allocation of $4.0 million and $3.5 million allocated at December 31, 2006 and 2005, respectively, and a net carrying value of $1.4 million at December 31, 2006. The specific allowance was determined based on an estimate of expected future cash flows.

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

Late in the third quarter of 2005 the Federal Judge in the proceeding issued an order on the Company’s Motion for Judgment on the Pleadings. Under standard court procedural restraints for such motions, not all evidence can be considered. The conclusion of the order noted that the Company would prevail if certain evidence, not considered in the motion, can be introduced in a subsequent motion. The Company will submit documentation and evidence with the next motion that its legal counsel believes sufficient to prevail. The Judge ordered mediation and stayed further motions until mediation is completed. On January 5, 2006 the Company attended mediation. Although some progress was made, resolution of this matter was not concluded. The Company has filed a request with the court to submit a further motion and is awaiting a response from the court.

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

The Company believes that under generally accepted accounting principles, a total loss of principal is not probable at this time and the specific allowance of $4.0 million calculated for the impaired lease portfolio at December 31, 2006 under SFAS No. 114 is in accordance with GAAP.

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

The following summarizes the Company’s allowance for credit losses related to the specific, formula, and unallocated reserves for the year-ends shown (amounts shown prior to 2003 have been adjusted to reflect the revised methodology for allocating the total allowance between the formula allowance and the specific allowance as discussed above):

	December 31,

(Dollars in 000’s)	2006	2005	2004	2003	2002

Formula allowance	$3,637	$2,976	$2,827	$3,737	$4,216
Specific allowance	4,588	4,396	4,421	2,344	1,339
Unallocated allowance	140	376	3	0	1

Total allowance	$8,365	$7,748	$7,251	$6,081	$5,556

The allowance for credit losses totaled $8.4 million at December 31, 2006, and consisted of $3.6 million in formula allowance, $4.6 million in specific allowance, and $140,000 in unallocated allowance. At December 31, 2006, $4.0 million of the specific allowance was allocated to lease financing loans, and the remaining $227,000, $111,000, $76,000, $69,000 and $58,000 were allocated to commercial real estate, agricultural, installment, commercial and industrial loans, and real estate construction loans, respectively.  At December 31, 2005, the allowance for credit losses totaled $7.7 million, and consisted of $3.0 million in formula allowance, $4.4 million in specific allowance, and $376,000 in unallocated allowance. At December 31, 2005, $3.5 million of the specific allowance was allocated to lease financing loans, and the remaining $669,000, $187,000 and $83,000 were allocated to real estate construction loans, agricultural loans, and commercial and industrial loans, respectively. At December 31, 2004, the Company’s allowance for credit losses was $7.3 million, consisting of $2.8 million in formula allowance, $4.4 million in specific allowance, and $3,000 in unallocated allowance. At December 31, 2004, $1.3 million of the specific allowance was allocated to commercial and industrial loans, and the remaining $2.1 million, $955,000 and $55,000 were allocated to lease financing loans, construction loans, and real estate mortgage loans, respectively.

The total formula allowance increased approximately $661,000 between 2005 and 2006, primarily as the result of increased volume in “pass” loans. There were only minor formula allowance allocation changes between loan categories occurring between December 31, 2005 and December 31, 2006, although the formula allowance for commercial and industrial loans increased nearly $491,000 during 2006. Between December 31, 2005 and December 31, 2006, substandard loans decreased $6.1 million, while special mention and doubtful loans increased $5.3 million and $5.5 million, respectively.

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

Although in some instances, the downgrading of a loan resulting from the factors used by the Company in its allowance analysis has been reflected in the formula allowance, management believes that in some instances, the impact of material events and trends has not yet been reflected in the level of nonperforming loans or the internal risk grading process regarding these loans. Accordingly, the Company’s evaluation of probable losses related to these factors may be reflected in the unallocated allowance. The evaluation of the inherent losses concerning these factors involve a higher degree of uncertainty because they are not identified with specific problem credits, and therefore the Company does not spread the unallocated allowance among segments of the portfolio. At December 31, 2006 the Company had an unallocated allowance of $140,000, reflecting a decrease from the balance of $376,000 at December 31, 2005, and an increase from the balance of $3,000 at December 31, 2004. Management’s estimates of the unallocated allowance are based upon a number of underlying factors including 1) the effect of deteriorating national and local economic trends, 2) the effects of export market conditions on certain agricultural and manufacturing borrowers, 3) the effects of abnormal weather patterns on agricultural borrowers, as well as other borrowers that may be impacted by such conditions, 4) the effect of increased competition in the Company’s market area and the resultant potential impact of more relaxed underwriting standards to borrowers with multi-bank relationships, 5) the effect of soft real estate markets, and 6) the effects of having a larger number of borrowing relationships which are close to the Company’s lending limit, any one if which were not to perform to contractual terms, would have a material impact on the allowance.

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

The following table sets forth the Company’s nonperforming assets as of the dates indicated:

	December 31,

(Dollars in thousands, except footnote)	2006	2005	2004	2003	2002

Nonaccrual loans (1)	$8,138	$13,930	$16,682	$18,656	$15,432
Restructured loans	4,906	0	0	9	0

Total nonperforming loans	13,044	13,930	16,682	18,665	15,432
Other real estate owned	1,919	4,356	1,615	2,718	9,685

Total nonperforming assets	$14,963	$18,286	$18,297	$21,383	$25,117

Loans, past due 90 days or more, still accruing	$0	$0	$375	$0	$0

Nonperforming loans to total gross loans	2.61%	3.33%	4.18%	5.40%	4.42%

Nonperforming assets to total gross loans	2.99%	4.38%	4.59%	6.19%	7.20%

(1)

There are no nonaccrual loans at December 31, 2006 and 2004, which are restructured. Included in nonaccrual loans at December 31, 2005 are restructured loans totaling $5,114. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2006 in accordance with their original terms is approximately $982,000.

The overall level of nonperforming assets declined between December 31, 2005 and December 31, 2006 primarily as the result of declines in other real estate owned. The decline in other real estate owned experienced during 2006 is the result of the partial sale of an OREO property during the third quarter of 2006. The Company incurred approximately $2.2 million in disposal and cleanup costs related to this property during 2006. Nonaccrual loans declined between December 31, 2005 and December 31, 2006 as the result of a transfer of a single lending relationship from nonaccrual status to accrual status during the first quarter of 2006. The $4.9 million loan, which was restructured during the first quarter of 2006 has been reclassified as such for reporting purposes.

The overall level of nonperforming assets remained level between December 31, 2004 and December 2005 totaling approximately $18.3 million at both period-ends. While nonaccrual loans decreased $2.8 million between the two periods, other real estate owned (OREO) increased $2.7 million. Nonaccrual loans declined between the two periods as the result of nonperforming loans which were either sold, paid off, or charged off to the allowance for loan losses. A substantial portion of the nonaccrual loans at December 31, 2005 were collateralized by real estate. Although two significant OREO properties were sold during 2005, $4.3 million of a $6.1 million loan relationship which became nonperforming during 2005, was ultimately transferred to OREO during the third quarter of 2005 and included in the $4.4 million balance at December 31, 2005. The remaining $1.8 million of the nonperforming  loan consisted of equipment and inventory, and was transferred to assets held for sale included in other assets on the Company’s consolidated balance sheet.

The overall level of nonperforming assets has remained high since 2001, primarily as the result of a small number of large lending relationships, which have become nonperforming during that period. During 2001, three large relationships totaling approximately $12.0 million were classified as nonaccrual, while approximately $2.9 million in nonaccrual loans were transferred to other real estate owned through foreclosure. During 2002, $5.0 million, representing one of the three large relationships that had become nonaccrual during the previous year, was foreclosed upon and transferred to other real estate owned through foreclosure. In addition during 2002, a nonperforming lease portfolio totaling $5.5 million was taken to nonaccrual status. Nonperforming assets begun to decline during 2004, remained stable through 2005, then again declined during 2006 as Management increased efforts to resolve nonperforming assets. Continued high levels of nonperforming assets have the potential to impact the future earnings growth of the Company, however Management believes that with stable nonperforming balances combined with prudent lending policies and adequate loan loss reserves, the Company will not experience any significant impact on earnings.

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

During February 2007, the Company determined that certain recent events had resulted in the deterioration of a land development loan with an outstanding principal balance of approximately $6.0 million and accrued interest totaling $865,000 at March 9, 2007. The loan is a shared appreciation credit, and as such, the Company has agreed to receive interest on the loan as lots are sold rather than monthly, and the borrower has agreed to share in the profits of the project. Interest is accrued and recognized in income on an ongoing basis. Shared appreciation profit is currently established at $22,000 per lot. The amount can be changed by agreement of both parties.  Due to the difficulty in calculating future values, shared appreciation income is recognized when received.

During October 2006, the Company approved the conversion of the existing loan made during January 2005 to an increased revolving line of credit to facilitate the completion of improvements on a 177-lot subdivision for which a final site map was in the process of approval, and to also provide for the building of 177 single-family residences.  The existing loan was due to mature during February 2007. Funding for the project was to be provided in controlled stages based upon appropriate collateral values being created. The terms of the agreement, which included requirements for the modification and increases to the borrower, were minimum standards in the industry. Those requirements were presented to the borrower during October 2006.

The required information necessary to document and establish per lot/per unit cost controls was developed between the Company and the borrower during December 2006 and January 2007. During late January 2007, proposed revolving line of credit agreement was sent to the borrower for approval.  Shortly thereafter, the borrower responded with a number of comments and requested changes to the agreement. During early February 2007, the Company reviewed the comments and requested changes to the agreement, acknowledging to the borrower that the Company would agree to certain changes, but would not comply with a number of the requested changes. During mid February 2007, the Company received notice that the borrower had filed a lawsuit for Breach of Contract, and Declaratory Relief and Accounting. The Company, through counsel, responded with notification to the borrower that the proposed revolving line of credit agreement was being terminated, and that the Company demanded payment in full on the matured loan by March 2, 2007. The Company did not receive payment in full on that date, and filed a notice of default on March 6, 2007.

The existing matured loan totaling $6.0 million in principal and $865,000 in accrued interest was moved to nonaccrual status during the second week of March 2007. Based upon the current appraised value of the property and the additional values estimated of the 177 completed lots, the Company has not reversed the accrued interest amount of $865,000 from income. At this time, the Company believes that based upon such values, it will collect all principal and interest due on the loan.

Except for the loans included in the above table, and the land development loan discussed above, there were no loans at December 31, 2006 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

Liquidity and Asset/Liability Management

The primary function of asset/liability management is to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company’s principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses. Other sources of liquidity not on the balance sheet at December 31, 2006 include unused collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $336.4 million. The Company has maintained significant positive cash flows from operations over the past three years, which amounted to $16.2 million, $14.0 million, and $9.6 million for the years ended December 31, 2006, 2005, and 2004, respectively.

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

The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. In addition to lines of credit from other banks totaling $336.4 million, the contingency plan includes steps that may be taken in the event the total liquidity ratio falls or is projected to fall below 15% for any extended period of time. The Bank ALCO committee shall take steps to correct this condition using one or more of the following methods as needed:

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

The Company continues to utilize liability management, when needed, as part of its overall asset/liability management strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 59.5% of the Company’s loan portfolio at December 31, 2006. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company’s liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company’s highest yielding asset. At December 31, 2006, the Bank had 72.4% of total assets in the loan portfolio and a loan to deposit ratio of 85.1%. Liquid assets at December 31, 2006 include cash and cash equivalents totaling $43.1 million as compared to $63.0 million at December 31, 2005.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings. Core deposits, which comprise approximately 71.0% of total deposits at December 31, 2006, provide a significant and stable funding source for the Company.  At December 31, 2006, unused lines of credit with the Federal Home Loan Bank and the Federal Reserve Bank totaling $281.4 million are collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these unused borrowing lines totaled $381.5 million at December 31, 2006. For further discussion of the Company’s borrowing lines, see “Short Term Borrowings” included in previously in the financial condition section of this financial review.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During 2006 and 2005, total dividends paid by the Bank to the parent company totaled $7.3 million and $5.0 million, respectively. As a bank holding company formed under the Bank Holding Act of 1956, United Security Bancshares is to provide a source of financial strength for its subsidiary bank(s). To help provide financial strength, United Security Bancshares’ trust subsidiary, United Security Bancshares Capital Trust I completed a $15 million offering in Trust Preferred Securities during 2001, the proceeds of which were used to purchase Junior Subordinated Debentures of the Company. Of the $14.5 million in net proceeds received by the Company, $13.7 million in cash was contributed as capital to United Security Bank enhancing the liquidity and capital positions of the Bank, and the remainder provided liquidity to the holding company.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2006, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In

(In thousands)	Note Reference	One Year Or Less	One to Three Years	Three to Five Years	Over Five Years	Total

Deposits without a stated maturity	6	$375,319	$—	$—	$—	$375,319
Time Deposits	6	189,858	20,824	526	600	211,808
Junior Subordinated Debt	8				15,464	15,464
Operating Leases	12	209	418	434	1,502	2,563

A schedule of significant commitments at December 31, 2006 follows:

(In thousands)

Commitments to extend credit:
Commercial and industrial	$57,298
Real estate – mortgage	0
Real estate – construction	110,536
Agricultural	14,845
Installment	5,233
Revolving home equity and credit card lines	254
Standby letters of credit	4,936

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

The following table sets forth the Company’s and the Bank’s actual capital positions at December 31, 2006 and the regulatory minimums for the Company and the Bank to be well capitalized under the guidelines discussed above:

	Company	Bank	Regulatory Minimums - Well Capitalized

	Actual Capital Ratios	Actual Capital Ratios

Total risk-based capital ratio	13.85%	13.52%	10.00%
Tier 1 capital to risk-weighted assets	12.72%	12.39%	6.00%
Leverage ratio	11.55%	11.23%	5.00%

Under Federal Reserve guidelines, the Company and the Bank are required to maintain a total risk-based capital ratio of 10%, tier 1 capital to risk-weighted assets of 8%, and a leverage ratio of 7%, to be considered well capitalized. As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at December 31, 2006. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

Dividends paid to shareholders by the Company are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution.  The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. During the year ended December 31, 2006, the Company received $7.3 million in cash dividends from the Bank, from which the Company declared $5.2 million in dividends to shareholders.

The Bank as a state-chartered bank is subject to dividend restrictions set forth in California state banking law, and administered by the California Commissioner of Financial Institutions (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the Commissioner may order the state bank not to pay any dividend. The FRB may also limit dividends paid by the Bank. This is not the case with the Bank. Year-to-date dividends of $5.2 million and $7.3 million paid to shareholders and the Company, respectively, through December 31, 2006 were well within the maximum allowed under those regulatory guidelines, and did not require prior approval of the Commissioner.

Stock Repurchase Plan (all figures have been restated to reflect effect of 2-for-1 stock split during May 2006)

	For the Quarters Ended

	March 31,	June 30,	September 30,	December 31,	YTD

Shares repurchased – 2006	84	13,121	84,215	10,585	108,005
Average price paid - 2006	$16.57	$23.13	$22.21	$24.58	$22.55
Shares repurchased - 2005	7,152	4,936	0	14,074	26,162
Average price paid - 2005	$12.28	$12.78	$—	$16.16	$14.46
Shares repurchased - 2004	19,800	109,490	45,986	3,564	178,840
Average price paid - 2004	$12.85	$11.41	$11.29	$12.11	$11.55
Shares repurchased - 2003	33,226	14,696	22,000	0	69,922
Average price paid - 2003	$8.54	$10.80	$11.32	N/A	$9.89
Shares repurchased - 2002	45,552	24,600	4,000	55,200	129,352
Average price paid - 2002	$8.37	$8.51	$8.62	$8.76	$8.57

During August 2001, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to 280,000 shares (effectively 580,000 shares adjusted for 2-for-1 stock split in May 2006) of the Company’s common stock on the open market or in privately negotiated transactions. The duration of the program is open-ended and the timing of the purchases will depend on market conditions. During the years ended December 31, 2003 and 2002, the Company repurchased 34,961 (69,922 effected for 2006 stock split) and 64,676 (129,352 effected for 2006 stock split) for a total of $691,000 and $1.1 million, respectively. The repurchased shares were subsequently retired.

On February 25, 2004, the Company announced another stock repurchase plan under which the Board of Directors approved a plan to repurchase, as conditions warrant, up to 276,500 shares (effectively 553,000 shares adjusted for 2-for-1 stock split in May 2006) of the Company’s common stock on the open market or in privately negotiated transactions. As with the first plan, the duration of the new program is open-ended and the timing of purchases will depend on market conditions. Concurrent with the approval of the new repurchase plan, the Board terminated the 2001 repurchase plan. During the year ended December 31, 2005, 13,081 shares (26,162 shares effected for 2006 2-for-1 stock split) were repurchased at a total cost of $377,000 and an average price per share of $28.92 ($14.46 effected for 2006 2-for-1 stock split). During the year ended December 31, 2006, 108,005 shares were repurchased at a total cost of $2.4 million and an average price per share of $22.55.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At December 31, 2006 the Bank’s qualifying balance with the Federal Reserve was approximately $25,000.

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge has a remaining notional value of $14.1 million and duration of approximately 12 months. As of December 31, 2006, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 1.8 years. As of December 31, 2006, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $147,000 (net of tax benefit of $138,000). During the year ended December 31, 2006, $494,000 was reclassified from other accumulated comprehensive income as a reduction to interest income.

The Company has performed a quarterly analysis of the effectiveness of the interest rate swap agreement at December 31, 2006. As a result of a correlation analysis, the Company has determined that the swap remains highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge and, therefore, continues to qualify for hedge accounting under the guidelines of SFAS No. 133.   However, during the second quarter of 2006, the Company determined that the underlying loans being hedged were paying off faster than the notional value of the hedge instrument was amortizing. As a result, the notional value of the hedge instrument was approximately $3.8 million greater than the underlying loans being hedged at June 30, 2006, $3.3 million greater than the underlying loans being hedged at September 30, 2006, and $3.3 million greater than the underlying loans being hedged at December 31, 2006 . This difference between the notional value of the hedge and the underlying hedged assets is considered an “overhedge” pursuant to SFAS No. 133 guidelines and may constitute ineffectiveness if the difference is other than temporary. At June 30, 2006, the Company determined that the difference was other than temporary and, as a result, reclassified $147,000 of the pretax hedge loss reported in other comprehensive income into earnings. During the third quarter of 2006, the Company adjusted the pretax loss reported in other comprehensive income by $53,000 resulting in a year-to-date loss related to swap ineffectiveness of $94,000 reported in earnings at September 30, 2006. Then, as a result of the fourth quarter analysis for ineffectiveness, the Company adjusted the pretax loss reported in other comprehensive income by $19,000 resulting in a net year-to-date loss related to swap ineffectiveness of $75,000 reported in earnings at December 31, 2006. The ineffective amount reclassified from other comprehensive income into earnings was based upon the difference between the net present value of the anticipated cash flows using the notional value of the hedge, and the net present value of anticipated cash flows using the remaining balances of the underlying loans being hedged. The $75,000 in expense recognized as hedge ineffectiveness is reflected in noninterest income as of December 31, 2006.

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

From the “Gap” report below, the Company is apparently subject to interest rate risk to the extent that its assets have the potential to reprice more quickly than its liabilities within the next year.  At December 31, 2006, the Company had a cumulative 12-month Gap of $14.3 million or 2.4% of total earning assets.  Management believes the Gap analysis shown below is not entirely indicative of the Company’s actual interest rate sensitivity, because certain interest-sensitive liabilities would not reprice to the same degree as interest-sensitive assets. For example, if the prime rate were to change by 50 basis points, the floating rate loans included in the $298.3 million immediately adjustable category would change by the full 50 basis points. Interest bearing checking and savings accounts which are also included in the immediately adjustable column probably would move only a portion of the 50 basis point rate change and, in fact, might not even move at all. The effects of market value risk have been mitigated to some degree by the makeup of the Bank’s balance sheet. Loans are generally short-term or are floating-rate instruments. At December 31, 2006, $385.5 million or 78.3% of the loan portfolio matures or reprices within one year, and only 2.6% of the portfolio matures or reprices in more than 5 years.

Total investment securities including call options and prepayment assumptions, have a combined duration of approximately 1.4 years. Nearly $434.5 million or 98.0% of interest-bearing liabilities mature or can be repriced within the next 12 months, even though the rate elasticity of deposits with no defined maturities may not necessarily be the same as interest-earning assets.

The following table sets forth the Company’s gap, or estimated interest rate sensitivity profile based on ending balances as of December 31, 2006, representing the interval of time before earning assets and interest-bearing liabilities may respond to changes in market rates of interest. Assets and liabilities are categorized by remaining interest rate maturities rather than by principal maturities of obligations.

Maturities and Interest Rate Sensitivity

	December 31, 2006

(In thousands)	Immediately	Next Day But Within Three Months	After Three Months Within 12 Months	After One Year But Within Five Years	After Five Years	Total

Interest Rate Sensitivity Gap:
Loans (1)	$298,269	$35,893	$51,372	$94,091	$12,805	$492,430
Investment securities		26,760	22,029	32,638	1,939	83,366
Interest bearing deposits in other banks			198	5,836	1,859	7,893
Federal funds sold and reverse repos	14,297					14,297

Total earning assets	$312,566	$62,653	$73,599	$132,565	$16,603	$597,986

Interest-bearing transaction accounts	184,384					184,384
Savings accounts	31,933					31,933
Time deposits (2)	18,799	120,167	63,746	8,632	464	211,808
Federal funds purchased/other borrowings	0					0
Trust Preferred securities		15,464				15,464

Total interest-bearing liabilities	$235,116	$135,631	$63,746	$8,632	$464	$443,589

Interest rate sensitivity gap	$77,450	$-72,978	$9,853	$123,933	$16,139	$154,397
Cumulative gap	$77,450	$4,472	$14,325	$138,258	$154,397
Cumulative gap percentage to Total earning assets	13.0%	0.7%	2.4%	23.1%	25.8%

(1) Loan balance does not include nonaccrual loans of $8.138 million.
(2) See above for discussion of the impact of floating rate CD’s.

The Company utilizes a vendor-purchased simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on a 100, 200, and 300 basis point rise and a 100, 200, and 300 basis point fall in interest rates ramped over a twelve-month period, with net interest impacts projected out as far as twenty-four months. In addition, a “most likely” scenario is projected based upon expected rate changes over the 24-month period. The model is based on the actual maturity and repricing characteristics of the Company’s interest-sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment of certain assets and liabilities. Projected net interest income is calculated assuming customers will reinvest maturing deposit accounts and the Company will originate new loans. The balance sheet growth assumptions utilized correspond closely to the Company’s strategic growth plans and annual budget. Excess cash is invested in overnight funds or other short-term investments such as U.S. Treasuries. Cash shortfalls are covered through additional borrowing of overnight or short-term funds. The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at December 31, 2006, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios simulated.

The Company also utilizes the same vendor-purchased simulation model to project the impact of changes in interest rates on the underlying market value of all the Company’s assets, liabilities, and off-balance sheet accounts under alternative interest rate scenarios. The resultant net value, as impacted under each projected interest rate scenario, is referred to as the market value of equity (“MV of Equity”). This technique captures the interest rate risk of the Company’s business mix across all maturities. The market analysis is performed using an immediate rate shock of 100, 200, and 300 basis points up and down calculating the present value of expected cash flows under each rate environment at applicable discount rates. The market value of loans is calculated by discounting the expected future cash flows over either the term to maturity for fixed rate loans or scheduled repricing for floating rate loans using the current rate at which similar loans would be made to borrowers with similar credit ratings. The market value of investment securities is based on quoted market prices obtained from reliable independent brokers. The market value of time deposits is calculated by discounting the expected cash flows using current rates for similar instruments of comparable maturities. The market value of deposits with no defined maturities, including interest-bearing checking, money market and savings accounts is calculated by discounting the expected cash flows at a rate equal to the difference between the cost of these deposits and the alternate use of the funds, federal funds in this case. Assumed maturities for these deposits are estimated using decay analysis and are generally assumed to have implied maturities of less than five years.  For noninterest sensitive assets and liabilities, the market value is equal to their carrying value amounts at the reporting date. The Company’s interest rate risk policy establishes maximum decreases in the Company’s market value of equity of 12% and 15% in the event of an immediate and sustained 100 BP and 200 BP increase or decrease in market interest rates. As shown in the table below, the percentage changes in the net market value of the Company’s equity are within policy limits for both rising and falling rate scenarios.

The following sets forth the analysis of the Company’s market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at December 31, 2006 and December 31, 2005 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	December 31, 2006			December 31, 2005

Change in Rates	Estimated MV of Equity	Change in MV of Equity $	Change in MV Of Equity %	Estimated MV of Equity	Change in MV of Equity $	Change in MV Of Equity %

+ 200 BP	$90,317	$912	1.02%	$76,643	$(519)	-0.67%
+ 100 BP	90,524	1,118	1.25%	76,202	(960)	-1.24%
0 BP	89,406	0	0.00%	77,162	0	0.00%
- 100 BP	87,291	(2,115)	-2.37%	72,918	(4,244)	-5.50%
- 200 BP	84,278	(5,128)	-5.74%	70,587	(6,575)	-8.52%

Item 8 - Financial Statements and Supplementary Data

Moss Adams LLP
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors
United Security Bancshares

We have audited the accompanying consolidated balance sheets of United Security Bancshares and Subsidiaries (Company) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. We also have audited management’s assessment included in the accompanying Management’s Report on Internal Control over Financial Reporting that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Security Bancshares and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that United Security Bancshares and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, United Security Bancshares and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Stockton, California
March 15, 2007

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
December 31, 2006 and 2005

	December 31,

(in thousands except shares)	2006	2005

Assets
Cash and due from banks	$28,771	$27,915
Federal funds sold	14,297	35,115

Cash and cash equivalents	43,068	63,030
Interest-bearing deposits in other banks	7,893	7,656
Investment securities available for sale at fair value	83,366	95,236
Loans and leases	500,568	417,910
Unearned fees	(999)	(753)
Allowance for credit losses	(8,365)	(7,748)

Net loans	491,204	409,409
Accrued interest receivable	4,237	3,394
Premises and equipment - net	15,302	11,028
Other real estate owned	1,919	4,356
Intangible assets	2,264	2,801
Goodwill	750	750
Cash surrender value of life insurance	13,668	13,529
Investment in limited partnership	3,564	3,963
Deferred income taxes	5,307	5,194
Other assets	5,772	8,513

Total assets	$678,314	$628,859

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$159,002	$153,113
Interest bearing	428,125	393,347

Total deposits	587,127	546,460
Other borrowings	0	0
Accrued interest payable	2,477	1,875
Accounts payable and other liabilities	7,204	6,046
Junior subordinated debt	15,464	15,464

Total liabilities	612,272	569,845
Commitments and Contingent Liabilities	—	—
Shareholders’ Equity
Common stock, no par value 20,000,000 shares authorized, 11,301,113 and 11,361,118 issued and outstanding, in 2006 and 2005, respectively	20,448	22,084
Retained earnings	46,884	38,682
Accumulated other comprehensive loss	(1,290)	(1,752)

Total shareholders’ equity	66,042	59,014

Total liabilities and shareholders’ equity	$678,314	$628,859

See notes to consolidated financial statements

United Security Bancshares and Sudsidiaries
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2006, 2005 and 2004

(in thousands except shares and EPS)	2006	2005	2004

Interest Income
Loans, including fees	$42,902	$33,078	$26,684
Investment securities - AFS – taxable	3,254	4,163	3,433
Investment securities - AFS – nontaxable	108	112	123
Federal funds sold and securities purchased under agreements to resell	768	1,237	324
Interest on deposits in other banks	324	308	310

Total interest income	47,356	38,898	30,874
Interest Expense
Interest on deposits	12,597	8,523	5,588
Interest on other borrowed funds	1,578	1,135	845

Total interest expense	14,175	9,658	6,433
Net Interest Income Before Provision for Credit Losses	33,181	29,240	24,441
Provision for Credit Losses	880	1,140	1,145

Net Interest Income	32,301	28,100	23,296
Noninterest Income
Customer service fees	3,779	4,399	4,311
Gain on sale of securities	27	163	35
Gain (loss) on sale of other real estate owned	50	325	(98)
Proceeds from life insurance	482	0	0
Loss on swap ineffectiveness	(75)	0	0
Gain on sale of investment	1,877	0	0
Gain (loss) on sale of fixed assets	1,018	(5)	7
Shared appreciation income	567	393	8
Other	1,306	1,005	479

Total noninterest income	9,031	6,280	4,742
Noninterest Expense
Salaries and employee benefits	9,915	8,046	6,663
Occupancy expense	2,556	2,327	2,197
Data processing	470	624	659
Professional fees	998	1,234	1,236
Director fees	222	210	192
Amortization of intangibles	537	537	470
Correspondent bank service charges	204	359	318
Writedown on investment	0	702	0
Writedown on other real estate owned	0	0	35
Loss in equity of limited partnership	440	458	395
Expense on other real estate owned	2,193	38	85
Other	2,402	2,447	2,417

Total noninterest expense	19,937	16,982	14,667
Income Before Provision for Taxes on Income	21,395	17,398	13,371
Provision for Taxes on Income	8,035	6,390	4,966

Net Income	$13,360	$11,008	$8,405

Other comprehensive income, net of tax
Unrealized income (loss) on available for sale securities, interest rate swaps, and unrecognized post-retirement costs - net income tax (benefit) of $269, ($733), and ($535), respectively	462	(854)	(928)

Comprehensive Income	$13,822	$10,154	$7,477

Net Income per common share
Basic	$1.18	$0.97	$0.75

Diluted	$1.17	$0.96	$0.74

Weighted shares on which net income per common share were based
Basic	11,344,385	11,369,848	11,260,512

Diluted	11,462,313	11,453,152	11,334,486

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2006

(in thousands except shares)	Common stock Number of Shares	Amount	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total

Balance January 1, 2004	11,025,076	$18,227	$27,093	$(313)	$29	$45,036
Director/Employee stock options exercised	10,000	86				86
Tax benefit of stock options exercised		11				11
Net changes in unrealized gain on available for sale securities (net of income tax benefit of $484)					(726)	(726)
Net changes in unrealized loss on interest rate swaps (net of income tax benefit of $51)					(201)	(201)
Dividends on common stock ($0.32 per share)			(3,619)			(3,619)
Issuance of shares for business combination	482,894	6,033				6,033
Repurchase and retirement of common shares	(178,840)	(2,058)				(2,058)
Release of unearned ESOP shares	28,458	23		246		269
Net Income			8,405			8,405

Balance December 31, 2004	11,367,588	22,322	31,879	(67)	(898)	53,236
Director/Employee stock options exercised	12,000	118				118
Tax benefit of stock options exercised		13				13
Net changes in unrealized gain on available for sale securities (net of income tax benefit of $709)					(1,064)	(1,064)
Net changes in unrealized loss on interest rate swaps (net of income tax benefit of $24)					210	210
Dividends on common stock ($0.37 per share)			(4,205)			(4,205)
Repurchase and retirement of common shares	(26,162)	(377)				(377)
Release of unearned ESOP shares	7,692	8		67		75
Net Income			11,008			11,008

Balance December 31, 2005	11,361,118	22,084	38,682	0	(1,752)	59,014
Director/Employee stock options exercised	48,000	335				335
Tax benefit of stock options exercised		217				218
Net changes in unrealized loss on available for sale securities (net of income tax of $242)					363	363
Net changes in unrealized loss on interest rate swaps (net of income tax of $140)					268	268
Adjustment to initially apply SFAS No. 158 (net of income tax benefit of $112)					(169)	(169)
Dividends on common stock ($0.445 per share)			(5,158)			(5,158)
Repurchase and retirement of common shares	(108,005)	(2,436)				(2,437)
Stock-based compensation expense		248				248
Net Income			13,360			13,360

Balance December 31, 2006	11,301,113	$20,448	$46,884	$0	$(1,290)	$66,042

See notes to consolidated financial statements

United Security Bancshares and Subsidiaires
Consolidated Statements of Cash Flows
Years  December 31, 2006, 2005 and 2004

(in thousands)	2006	2005	2004

Cash Flows From Operating Activities:
Net income	$13,360	$11,008	$8,405
Adjustments to reconcile net earnings to cash provided by operating activities:
Provision for credit losses	880	1,140	1,145
Depreciation and amortization	1,658	1,459	1,297
(Accretion) amortization of investment securities	(70)	(74)	37
Gain on sale of securities	(27)	(163)	(35)
Gain on sale of stock	(1,877)	0	0
Increase in accrued interest receivable	(843)	(871)	(185)
Increase in accrued interest payable	602	709	358
Increase (decrease) in unearned fees	246	(346)	327
(Decrease) increase in income taxes payable	(245)	575	(1,647)
Excess tax benefits from stock-based payment arrangements	(1)	0	0
Stock-based compensation expense	248	0	0
Deferred income taxes	(382)	86	(877)
Decrease in accounts payable and accrued liabilities	1,290	229	149
Write-down of other investments	0	702	0
Write-down of other real estate owned	0	0	35
(Gain) loss on sale of other real estate owned	(50)	(325)	98
Loss on swap ineffectiveness	75	0	0
Income from life insurance proceeds	(482)	0	0
(Gain) loss on sale of assets	(1,018)	5	(7)
Decrease (increase) in surrender value of life insurance	88	(379)	(252)
Loss in limited partnership interest	440	458	395
Net decrease (increase) in other assets	2,269	(214)	357

Net cash provided by operating activities	16,161	13,999	9,600
Cash Flows From Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(237)	(227)	975
Purchases of available-for-sale securities	0	(4,804)	(55,552)
Net redemption (purchase) of FHLB/FRB and other bank stock	51	(267)	(1,038)
Maturities, calls, and principal payments on available-for-sale securities	12,571	13,486	24,126
Proceeds from sales of available-for-sale securities	0	6,795	10,923
Investment in limited partnership	0	(126)	0
Proceeds from sale of investment in title company	149	527	0
Premiums paid on life insurance	(227)	(579)	(9,000)
Net increase in loans	(84,795)	(25,971)	(28,238)
Cash and equivalents received in bank acquisitions, net of assets and liabilities acquired	0	0	15,383
Cash proceeds from sale of correspondent bank stock	2,607	0	0
Cash proceeds from sales of foreclosed leased assets	1,946	258	192
Cash proceeds from sales of other real estate owned	2,487	1,895	970
Capital expenditures for premises and equipment	(5,880)	(3,857)	(2,779)
Cash proceeds from sales of premises and equipment	1,520	21	26

Net cash used in investing activities	(69,808)	(12,849)	(44,012)
Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	12,764	25,867	54,736
Net increase (decrease) in certificates of deposit	27,903	(16,079)	(6,757)
Director/Employee stock options exercised	335	118	86
Excess tax benefits from stock-based payment arrangements	1	0	0
Repurchase and retirement of common stock	(2,436)	(377)	(2,058)
Repayment of ESOP borrowings	0	(75)	(269)
Payment of dividends on common stock	(4,881)	(3,980)	(3,510)

Net cash provided by financing activities	33,686	5,474	42,228

Net (decrease) increase in cash and cash equivalents	(19,962)	6,624	7,816
Cash and cash equivalents at beginning of year	63,030	56,406	48,590

Cash and cash equivalents at end of year	$43,068	$63,030	$56,406

See notes to consolidated statements

Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005, and 2004

1.	Organization and Summary of Significant Accounting and Reporting Policies

Basis of Presentation – The consolidated financial statements include the accounts of United Security Bancshares, and its wholly owned subsidiariy, United Security Bank and subsidiary (the “Bank”).United Security Bancshares Capital Trust I (the “Trust”) was deconsolidated in 2004 pursuant to FIN46. As a result, the Trust’s  Trust Preferred Securities are not presented on the Company’s consolidated financial statements, but instead the Company’s Subordinated Debentures are presented as a separate liability category. (see Note 8 to the Company’s consolidate financial statements). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, (including the Bank). United Security Bancshares operates as one business segment providing banking services to commercial establishments and individuals primarily in the San Joaquin Valley of California.

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

United Security Bancshares Capital Trust I is a Delaware statutory business trust formed for the exclusive purpose of issuing and selling Trust Preferred Securities. The Trust was formed on June 28, 2001 and was deconsolidated in 2004 pursuant to FIN46 (See Note 8. “Trust Preferred Securities and Junior Subordinated Debt”).

USB Investment Trust Inc was incorporated effective December 31, 2001 as a special purpose real estate investment trust (“REIT”) under Maryland law. The REIT is a subsidiary of the Bank and was funded with $133.0 million in real estate-secured loans contributed by the Bank. USB Investment Trust was originally formed to give the Bank flexibility in raising capital, and reduce the expenses associated with holding the assets contributed to USB Investment Trust (See Note 9. “Income Taxes”).

The Bank was founded in 1987 and currently operates ten branches and one construction lending office in an area from eastern Madera County to western Fresno County, as well as Taft and Bakersfield in Kern County. During February 2007, the Company acquired Legacy Bank with operations in Campbell California, which will expand the Company’s operations into Santa Clara County, and add one branch. The Bank’s primary source of revenue is providing loans to customers, who are predominantly small and middle-market businesses and individuals.  The Bank engages in a full compliment of lending activities, including real estate mortgage, commercial and industrial, real estate construction, agricultural and consumer loans, with particular emphasis on short and medium term obligations.

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

a.

Cash and cash equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. At times throughout the year, balances can exceed FDIC insurance limits. Generally, federal funds sold and repurchase agreements are sold for one-day periods. Repurchase agreements are with a registered broker-dealer affiliated with a correspondent bank and work much like federal funds sold, except that the transaction is collateralized by various investment securities. The securities collateralizing such transactions generally consist of U.S. Treasuries, U.S. Government and U.S. Government-sponsored agencies. The Bank did not have any repurchase agreements during 2006 or 2005, or at December 31, 2006 or 2005. All cash and cash equivalents have maturities when purchased of three months or less.

b.

Securities - Debt and equity securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from net income and reported, net of tax, as a separate component of comprehensive income and shareholders’ equity. Debt securities classified as held to maturity are carried at amortized cost.  Gains and losses on disposition are reported using the specific identification method for the adjusted basis of the securities sold.

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

d.

Allowance for Credit Losses and Reserve for Unfunded Loan Commitments- The allowance for credit losses is maintained to provide for losses that can reasonably be anticipated. The allowance is based on ongoing quarterly assessments of the probable losses inherent in the loan portfolio, and to a lesser extent, unfunded loan commitments. The reserve for unfunded loan commitments is a liability on the Company’s consolidated financial statements. The reserve is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.

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

Specific allowances are established based on management’s periodic evaluation of loss exposure inherent in classified loans, impaired loans, and other loans in which management believes it is probable that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

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

e.

Loans held-for-sale - Loans originated and designated as held-for-sale are carried at the lower of cost or estimated fair value, as determined by quoted market prices, in aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. Gains or losses on the sale of such loans are based on the specific identification method. The Company held no loans for sale at December 31, 2006 or 2005.

f.

Premises and Equipment - Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets.  Estimated useful lives are as follows:

Buildings 31 Years Furniture and equipment 3-7 Years

g.

Other Real Estate Owned - Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of the book value of the loan, or fair value of the property, less estimated costs to sell. The excess, if any, of the loan amount over the fair value is charged to the allowance for credit losses. Subsequent declines in the fair value of other real estate owned, along with related revenue and expenses from operations, are charged to noninterest expense at foreclosure.

h.

Intangible Assets and Goodwill - Intangible assets are comprised of core deposit intangibles, other specific identifiable intangibles, and goodwill acquired in branch acquisitions in which the fair value of the liabilities assumed exceeded the fair value of the assets acquired. Core deposit intangibles of $1,475,000 and $1,875,000 (net of accumulated amortization of $2,522,000 and $2,121,000) at December 31, 2006 and 2005 are amortized over the estimated useful lives of the existing deposit bases (7 years) using a method which approximates the interest method. Other specific identifiable intangibles resulting from the purchase of certain bank branches, which were non self-sustaining businesses, in years prior to 2006, of $790,000 and $926,000 (net accumulated amortization of $1.4 million and $1.3 million) at December 31, 2006 and 2005 are being amortized using a method which approximates the interest method over a period of 15 years.

Goodwill resulting from the acquisition of Taft National Bank during April 2004 is considered to have an indefinite life and is not amortized. At December 31, 2006 goodwill related to Taft National Bank totaled $750,000. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is evaluated annually for impairment. Impairment testing of goodwill is performed during April of each year at a reporting unit level. The Company had no impairment adjustments during 2006, 2005, or 2004.

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

m.	Advertising Costs - The Company expenses marketing costs as they are incurred. Advertising expense was $105,000, $98,000 and $74,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

n.

Stock Based Compensation - At December 31, 2006, the Company has a stock-based employee compensation plan, which is described more fully in Note 10. On January 1, 2006 the Company adopted the disclosure provisions of Financial Accounting Standards Board (FASB) Statement No. 123 R, “Accounting for Share-Based Payments”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period). Included in salaries and employee benefits for the year ended December 31, 2006 is $248,000 of share-based compensation. The related tax benefit, recorded in the provision for income taxes, was insignificant.

Prior to January 1, 2006, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note 10 to the Company’s consolidated financial statements for a table that illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123” during 2004 and 2005.

o.

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including other specific intangible assets, and core deposit intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.Based on such evaluation, the Bank determined that there is no impairment loss to be recognized in 2006, 2005 or 2004.

p.

Employee Stock Ownership Plan (“ESOP”) - The Bank accounts for shares acquired by its leveraged ESOP in accordance with the guidelines established by the American Institute of Certified Public Accounts Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”). Under SOP 93-6, the Bank recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the Bank’s ESOP shares committed to be released differ from the cost of those shares, the differential is charged or credited to equity. The ESOP is externally leveraged and, as such, the ESOP debt is recorded as a liability and interest expense is recorded on that debt. The ESOP shares not yet committed to be released are accounted for as a reduction of shareholders’ equity. The credit line related to the leveraged ESOP matured during 2005, and as result, all remaining balances were repaid during the first quarter of 2005. The Company had no leveraged ESOP transactions during 2006.

q.

Derivative Financial Instruments - All derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the consolidated balance sheet at fair value. The Company’s accounting treatment for gains or losses from changes in the derivative instrument’s fair value is contingent on whether the derivative instrument qualifies as a hedge. On the date the Company enters into a derivative contract, the Company designates the derivative instruments as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3), a hedge for trading, customer accommodation or not qualifying for hedge accounting (free-standing derivative instruments). For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is highly effective are recorded in other comprehensive income, net of tax, within shareholders’ equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For freestanding derivative instruments, changes in the fair values are reported in current period net income. The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking any hedge transaction. This process includes relating all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative instrument is not, and will not be, highly effective as a hedge, hedge accounting is discontinued.

r.

Federal Home Loan Bank stock and Federal Reserve Stock - As a member of the Federal Home Loan Bank (FHLB), the Company is required to maintain an investment in capital stock of the FHLB. In addition, as a member of the Federal Reserve Bank (FRB), the Company is required to maintain an investment in capital stock of the FRB. The investments in both the FHLB and the FRB are carried at cost in the accompanying consolidated balance sheets under other assets and are subject to certain redemption requirements by the FHLB and FRB.

s.

Comprehensive Income -Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available-for-sale, unrecognized costs of salary continuation defined benefit plans, and certain derivative instruments used as a cash flow hedge. Comprehensive income is presented in the consolidated statement of shareholders’ equity.

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

Statements of Financial Accounting Standards

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires entities to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if an entity also early adopts the provisions of SFAS 157. The Company has not yet determined if, or to what extent, it will elect to use the fair value option to value our financial assets and liabilities or the impact that the implementation of SFAS 159 will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 amends SFAS No. 87 and SFAS No. 106. SFAS No. 158 amends previous applicable accounting statements and requires companies to better disclose, among other things, the funded status of benefit plans, and to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions, or No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. SFAS No. 158 is effective for public companies with fiscal years ending after December 15, 2006. The Company adopted SFAS No. 158 effective December 31, 2006, and has made required disclosures as of December 31, 2006. As a result, the Company recorded $169,000 in other comprehensive income (net tax of $112,000) for the previously unrecognized cost of post-retirement benefits related to the Company’s Salary Continuation Plan (see Note 11, Employee Benefit Plans).

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. This statement applies whenever other accounting pronouncements require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Bank’s financial position or results of operations.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments which amends FASB Statements Nos. 133 and 140 and specifies the accounting treatment of financial instruments with embedded derivatives. The statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host), if the holder elects to irrevocably account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. In January of 2007, the FASB approved the exemption of certain securities from SFAS No. 155 if the embedded derivative is tied only to the prepayment risk of the underlying financial asset and the investor does not control the right to accelerate the settlement. The adoption of SFAS No. 155 is not expected to have a material impact on the financial condition or results of operations of the Company.

Financial Accounting Standards Board Staff Positions and Interpretations

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. FIN 48 clarifies SFAS No. 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines of the Interpretation, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means “a likelihood of more than 50 percent.” In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority. The scope of FIN 48 is broad and includes all tax positions accounted for in accordance with SFAS No. 109. Additionally, besides business enterprises, FIN 48 applies to pass-through entities, and entities whose tax liability is subject to 100 percent credit for dividends paid (such as real estate investment trusts). FIN 48 is effective for the Company beginning after January 1, 2007. Any cumulative effect of applying FIN 48 would be reported as an adjustment to retained earnings at the beginning of the period in which the Interpretation is adopted. Management is currently evaluating the impact of this interpretation on the Company’s financial position and results of operations.

SEC Staff Accounting Bulletins

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. The provisions of SAB 108 are effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position or results of operations.

v.

New Entity - During August 2005, the Bank formed a new subsidiary named United Security Emerging Capital Fund (the Fund) for the purpose of providing investment capital for Low-Income Communities (LIC’s). The new subsidiary was formed as a Community Development Entity (CDE) and as such, must be certified by the Community Development Financial Institutions Fund of the United States Department of the Treasury in order to apply for New Market Tax Credits (NMTC). The Fund submitted an application to the Department of the Treasury to become certified as a CDE in August 2005 and was approved in February 2006. Subsequent to that application, the Fund submitted an application to apply for an allocation of New Market Tax Credits in September 2005. The Fund was not awarded funding from the Treasury during the 2006 allocation process, but applied for the 2007 allocation of New Market Tax Credits in August 2006. If the Fund’s NMTC application is approved, the Fund can attract investments and make loans and investments in LIC’s and thereby qualify its investors to receive Federal Income Tax Credits. The maximum that can be applied for under the New Markets Tax Credit program by any one CDE is $150 million, and the Bank is subject to an investment limitation of 10% of its risk-based capital. Federal new market tax credits would be applied over a seven-year period, 5% for the first three years, and 6% for the next four years for a total of 39%.

	w.	Reclassifications - Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the classifications used in 2006.

2.	Investment Securities

Following is a comparison of the amortized cost and approximate fair value of investment securities for the years ended December 31, 2006 and December 31, 2005:

(In thousands )	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)

December 31, 2006:
Securities available for sale:
U.S. Government agencies	$69,746	$51	$(1,293)	$68,504
U.S. Government agency collateralized mortgage obligations	17	0	(1)	16
Obligations of state and political subdivisions	2,226	65	(1)	2,290
Other investment securities	13,000	0	(444)	12,556

Total securities available for sale	$84,989	$116	$(1,739)	$83,366

December 31, 2005:
Securities available for sale:
U.S. Government agencies	$82,215	$110	$(2,002)	$80,323
U.S. Government agency collateralized mortgage obligations	22	0	(1)	21
Obligations of state and political subdivisions	2,226	95	(1)	2,320
Other investment securities	13,000	0	(428)	12,572

Total securities available for sale	$97,463	$205	$(2,432)	$95,236

Included in other investment securities at December 31, 2006, is a short-term government securities mutual fund totaling $7.7 million, and a CRA-qualified mortgage fund totaling $4.8 million. Included in other investment securities at December 31, 2005, is a short-term government securities mutual fund totaling $7.7 million, and a CRA-qualified mortgage fund totaling $4.9 million. The commercial asset-backed trust consists of fixed and floating rate commercial and multifamily mortgage loans. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.  Management has determined that no investment security is other than temporarily impaired.  The unrealized losses are due solely to interest rate changes and the Company has the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security.

The following summarizes temporarily impaired investment securities at December 31, 2006 and 2005:

	Less than 12 Months		12 Months or More		Total

(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses

December 31, 2006:
Securities available for sale:
U.S. Government agencies	$506	$(6)	$65,626	$(1,287)	$66,132	$(1,293)
U.S. Govt. agency CMO’s	0	0	12	(1)	12	(1)
Obligations of state and political subdivisions	0	0	34	(1)	34	(1)
Other investment securities	0	0	12,556	(444)	12,556	(444)

Total impaired securities	$506	$(6)	$78,228	$(1,733)	$78,734	$(1,739)

December 31, 2005:
Securities available for sale:
U.S. Government agencies	$18,071	$(306)	$58,074	$(1,696)	$76,145	$(2,002)
U.S. Govt. agency CMO’s	0	0	16	(1)	16	(1)
Obligations of state and political subdivisions	35	(1)	0	0	35	(1)
Other investment securities	0	0	12,572	(428)	12,572	(428)

Total impaired securities	$18,106	$(307)	$70,662	$(2,125)	$88,768	$(2,432)

Temporarily impaired securities at December 31, 2006 are comprised of nineteen (19) U.S. government agency securities, two other investment securities, one municipal bond, and one U.S. agency collateralized mortgage obligation with a total weighted average life of 2.4 years. Temporarily impaired securities at December 31, 2005 are comprised of twenty (20) U.S. government agency securities, two other investment securities, one municipal bond, and one U.S. agency collateralized mortgage obligation with a total weighted average life of 2.8 years.

There were gross realized gains on sales of available-for-sale securities totaling $27,000, $163,000, and $152,000 during the years ended December 31, 2006, 2005, and 2004, respectively. There were no gross realized losses on available-for-sale securities during the year ended December 31, 2006 or 2005. There were gross realized losses on available-for-sale securities totaling $117,000 during the year ended December 31, 2004.

The amortized cost and fair value of securities available for sale at December 31, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	December 31, 2006

(In thousands)	Amortized Cost	Fair Value (Carrying Amount)

Due in one year or less	$41,244	$40,590
Due after one year through five years	25,265	24,590
Due after five years through ten years	1,939	1,993
Due after ten years	16,524	16,177
Collateralized mortgage obligations	17	16

	$84,989	$83,366

At December 31, 2006 and 2005, available-for-sale securities with an amortized cost of approximately $70.9 million and $69.3 million (fair value of $69.7 million and $67.8 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

The Company had no held-to-maturity or trading securities at December 31, 2006 or 2005.

3.	Loans

Loans are comprised of the following:

	December 31,

(In thousands)	2006	2005

Commercial and industrial	$155,811	$113,263
Real estate – mortgage	113,613	89,503
Real estate – construction	168,378	162,873
Agricultural	35,102	24,935
Installment	16,712	15,002
Lease financing	10,952	12,334

Total Loans	$500,568	$417,910

The Company’s loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 31.1% of total loans at December 31, 2006 and have a high degree of industry diversification. A substantial portion of the commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 22.7% of total loans at December 31, 2006, are secured by trust deeds on primarily commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

Real estate construction loans, representing 33.7% of total loans at December 31, 2006, consist of loans to residential contractors, which are secured by single-family residential properties. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions.

Agricultural loans represent 7.0% of total loans at December 31, 2006 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Lease financing loans, representing 2.2% of total loans at December 31, 2006, consist of loans to small businesses, which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

Occasionally, shared appreciation agreements are made between the Company and the borrower on certain construction loans where the Company agrees to receive interest on the loan at maturity rather than monthly and the borrower agrees to share in the profits of the project. Due to the difficulty in calculating future values, shared appreciation income is recognized when received. The Company does not participate in a significant number of shared appreciation projects. Shared appreciation income totaled $567,000, $393,000, and $8,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

There were no loans over 90 days past due and still accruing at December 31, 2006 or 2005. Nonaccrual loans totaled $8.1 million and $13.9 million at December 31, 2006 and 2005, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at December 31, 2006. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2006 in accordance with their original terms is approximately $982,000. The interest income recorded on such loans during 2006 and 2005 totaled $65,000 and $34,000, respectively. There was no interest income recorded on such loans during the year ended December 31, 2004.

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

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

	December 31,

(In thousands)	2006	2005

Aggregate amount outstanding, beginning of year	$2,440	$1,244
New loans or advances during year	1,897	2,795
Repayments during year	(2,732)	(3,209)
Other (1)	0	1,610

Aggregate amount outstanding, end of year	$1,605	$2,440

Loan commitments	$2,241	$2,904

(1)

The balance reported at December 31, 2004 did not include $1.6 million in outstanding balances for a Director elected during 2004. This amount has been added during 2005 for purposes of this schedule. During 2004, the Company added one director. This figure represents the addition of outstanding balances at the time of this Directors’ election.

An analysis of changes in the allowance for credit losses is as follows:

	Years Ended December 31,

(In thousands)	2006	2005	2004

Balance, beginning of year	$7,748	$7,251	$6,081
Provision charged to operations	880	1,140	1,145
Losses charged to allowance	(502)	(773)	(590)
Recoveries on loans previously charged off	239	165	136
Reserve acquired in merger	—	—	986
Reclass off-balance sheet reserve	—	(35)	(507)

Balance at end-of-period	$8,365	$7,748	$7,251

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

At December 31, 2006 and 2005, the Company’s recorded investment in loans for which impairment has been recognized totaled $8.9 million and $12.9 million, respectively. Included in total impaired loans at December 31, 2006 are $5.7 million of impaired loans for which the related specific allowance is $4.1 million, as well as $3.2 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. At December 31, 2005, total impaired loans included $10.6 million for which the related specific allowance is $4.1 million, as well as $2.3 million of impaired loans that as a result of write-downs or the fair value of the collateral did not have a specific allowance. The average recorded investment in impaired loans was $10.1 million, $15.9 million, and $16.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the year ended December 31, 2006 and 2005, the Company recognized income of $65,000 and $34,000, respectively, on such loans. For the year ended December 31, 2004, the Company recognized no income on impaired loans.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2006 and 2005 these financial instruments include commitments to extend credit of $188.2 million and $192.3 million, respectively, and standby letters of credit of $4.9 million and $5.5 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

4.	Premises and Equipment

The components of premises and equipment are as follows:

	December 31,

(In thousands)	2006	2005

Land	$968	$570
Buildings and improvements	13,017	9,710
Furniture and equipment	7,399	8,064

	21,384	18,344
Less accumulated depreciation and amortization	(6,082)	(7,316)

Total premises and equipment	$15,302	$11,028

During September 2006, the Company sold its administrative headquarters at 1525 E. Shaw Avenue in Fresno, California in preparation for a move to the Company’s new administrative headquarters located in downtown Fresno during mid-November 2006. The Company rented the East Shaw premises during the two months for transition purposes pending its move to the new administrative location. Proceeds from the sale totaled $1.5 million for the building and certain furniture and fixtures. The total carrying value of the building and furniture sold amounted to $498,000, resulting in a realized gain of $1.0 million during the third quarter of 2006.

During November 2006, the Company moved its administrative headquarters to its new location at 2126 Inyo Street, in downtown Fresno. The location was originally acquired in June 2003 as a real estate foreclosure (OREO). During 2005, the Company provided improvements to the building for a tenant that leases a portion of the building. Then during 2006, the Company completed the improvements to the building required to prepare it for occupancy as the Company’s administrative headquarters. The Company owns the building with a total capitalized cost of $7.8 million, including building and improvements of $6.0 million, land and land improvements of $1.1 million, and furniture and fixtures of $710,000.

During 2005, the Company purchased the Taft branch premises for a total of $1.0 million. The Company previously owned a 25% partnership interest in the building premises with a carrying cost of $190,000, and rented space in the building for its Taft branch operations. The partnership interest was included in other assets on the Company’s balance sheet prior to the purchase in 2005. As a result of the purchase, the Company eliminated its partnership investment and recorded a gain of $61,000 on the transaction.

Total depreciation expense on Company premises and equipment totaled $1.1 million, $906,000, and $823,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in occupancy expense in the accompanying consolidated statements of income.

5.	Investment in Limited Partnership

The Bank owns limited interests in a private limited partnerships that acquire affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended.The Bank’s limited partnership investment is accounted for under the equity method. The Bank’s noninterest expense associated with the utilization and expiration of these tax credits for the year ended December 31, 2006, 2005 and 2004 was $440,000, $458,000, and $395,000, respectively. The limited partnership investments are expected to generate remaining tax credits of approximately $3.1 million over the life of the investment. The tax credits expire between 2009 and 2014. Tax credits utilized for income tax purposes for the years ended December 31, 2006, 2005, and 2004 totaled $547,000, $547,000, and $409,000, respectively.

6.	Deposits

Deposits include the following:

	December 31,

(In thousands)	2006	2005

Noninterest-bearing deposits	$159,002	$153,113
Interest-bearing deposits:
NOW and money market accounts	184,384	175,852
Savings accounts	31,933	33,590
Time deposits:
Under $100,000	42,428	53,254
$100,000 and over	169,380	130,651

Total interest-bearing deposits	428,125	393,347

Total deposits	$587,127	$546,460

At December 31, 2006, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands)

One year or less	$189,858
More than one year, but less than or equal to two years	18,995
More than two years, but less than or equal to three years	1,829
More than three years, but less than or equal to four years	452
More than four years, but less than or equal to five years	74
More than five years	600

$211,808

The Company may occasionally obtain brokered deposits as an additional source of funding. At December 31, 2006, the Company held brokered time deposits totaling $67.7 million with an average rate of 5.06%. Of this balance, $66.7 million is included in time deposits of $100,000 or more, and the remaining $1.0 million is included in time deposits of less than $100,000. Included in brokered time deposits are balances totaling $44.9 million maturing in three months or less, and $22.8 million maturing in three to six months.

Deposits of directors, officers and other related parties to the Bank totaled $6.2 million and $6.4 million at December 31, 2006 and 2005, respectively. The rates paid on these deposits were those customarily paid to the Bank’s customers in the normal course of business.

7.	Short-term Borrowings/Other Borrowings

The Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $308.3 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $28.0 million at December 31, 2006. At December 31, 2006 and 2005, the Company had no advances on its lines of credit. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB and certain qualifying mortgage loans. As of December 31, 2006, $43.7 million in real estate-secured loans were pledged as collateral for FHLB advances. Additionally, $337.8 million in real estate-secured loans were pledged at December 31, 2006 as collateral for unused borrowing lines with the Federal Reserve Bank totaling $253.3 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

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

The Company received $14.5 million from the Trust upon issuance of the Junior Subordinated Debentures, of which $13.7 million was contributed by the Company to the Bank to increase its capital. The remainder was utilized by the Company for general corporate purposes. Under applicable regulatory guidelines, a portion of the Trust Preferred Securities qualifies as Tier I Capital, and the remainder as Tier II Capital. Issuance costs of $495,000 ($405,000 remaining at December 31, 2006) related to the Trust Preferred Securities have been deferred and are being amortized over the 30-year life of the securities. Interest expense on the Trust Preferred Securities totaled $1.3 million and $1.1 million, and amortization expense totaled $17,000 for both the years ended December 31, 2006 and 2005.

9.	Taxes on Income

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,

(In thousands)	2006	2005

Deferred tax assets:
Credit losses not currently deductible	$3,688	$3,177
State franchise tax	777	638
Deferred compensation	1,051	685
Amortization of core deposit intangible	353	290
Write-down on other real estate owned	15	14
Deferred gain on sale of other real estate owned	89	106
Unrealized gain on interest rate swap	136	275
Unrealized loss on AFS securities	649	891
Unrecognized costs on post-retirement benefits	112	0
Amortization of premium on time deposits	70	107
Other	96	172

Total deferred tax assets	7,036	6,355
Deferred tax liabilities:
Depreciation	(56)	(89)
FHLB dividend	(50)	(127)
Loss on limited partnership investment	(1,354)	(706)
Prepaid expenses	(269)	(239)

Total deferred tax liabilities	(1,729)	(1,161)

Net deferred tax assets	$5,307	$5,194

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. The Company has concluded that it is more likely than not that the deferred tax assets will be recognized in the normal course of business, therefore no valuation allowance is considered necessary at December 31, 2006 and 2005.

Taxes on income for the years ended December 31, consist of the following:

(In thousands)	Federal	State	Total

2006:
Current	$6,284	$2,133	$8,417
Deferred	(390)	8	(382)

	$5,894	$2,141	$8,035

2005:
Current	$4,686	$1,618	$6,304
Deferred	(86)	172	86

	$4,600	$1,790	$6,390

2004:
Current	$4,169	$1,674	$5,843
Deferred	(629)	(248)	(877)

	$3,540	$1,426	$4,966

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,

	2006	2005	2004

Statutory federal income tax rate	35.0%	34.3%	34.0%
State franchise tax, net of federal income tax benefit	7.0	7.2	7.2
Tax exempt interest income	(0.2)	(0.6)	(0.9)
Low Income Housing – federal credits	(2.6)	(3.1)	(3.1)
Other	(1.4)	(1.1)	(0.1)

	37.8%	36.7%	37.1%

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

During the first quarter of 2005, the FTB notified the Company of its intent to audit the REIT for the tax years ended December 2001 and 2002. The Company has retained legal counsel to represent it in the tax audit, and counsel has provided the FTB with documentation supporting the Company’s position. The FTB concluded its audit during January 2006. At that time the FTB submitted a closing letter to the Company, which included proposed assessments related to the tax benefits taken for the REIT during 2002. During April 2006, the FTB issued a Notice of Proposed Assessment to the Company. The Company still believes the case has merit based upon the fact that the FTB is ignoring certain facts of law in the case.  If the FTB were to prevail against the Company in its defense of tax benefits taken during 2002, the negative effect to net income resulting from the reversal of tax benefits taken during 2002 would be approximately $755,000, excluding any possible penalties and interest. The Company cannot reasonably determine at this time what the ultimate outcome of the audit will be, although the FTB appears unwilling to accept the Company’s position. The issuance of the Notice of Proposed Assessment by the FTB will not end the administrative processing of the REIT issue because the Company has asserted its administrative protest and appeal rights pending the outcome of litigation by another taxpayer presently in process on the REIT issue in the Los Angeles Superior Court (City National v. Franchise Tax Board). Based upon discussions with legal counsel, it is management’s understanding that the FTB is unwilling to resolve or concede any issues in the audit pending the final outcome of the City National case which contains all of the issues related to the Company’s audit with the FTB. The case is ongoing and may take several years to complete. As a result, the Company has not recognized any liability with respect to the FTB’s assessment as of December 31, 2006.

10.	Stock Options and Stock Based Compensation

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

The Company has adopted SFAS No. 123 R using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes: a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006 and b) compensation cost for all share-based awards granted subsequent to January 1, 2006. Compensation cost was determined using proforma disclosure information previously calculated under SFAS No. 123. Pursuant to the modified-prospective-transition method, the results for prior periods have not been restated.

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

The number of shares granted remaining under the 1995 Plan was 126,000 shares (108,000 exercisable) as of December 31, 2006. Under the 2005 Plan, 171,500 shares granted shares remain (163,000 incentive stock options and 8,000 nonqualified stock options) as of December 31, 2006, of which 12,000 are vested.

Options outstanding, exercisable, exercised and forfeited are as follows:

	2005 Plan	Weighted Average Exercise Price	1995 Plan	Weighted Average Exercise Price

Options outstanding January 1, 2004	—	—	166,000	$6.51
Exercised during the year	—	—	60,000	12.32
Canceled or expired during the year	—	—	(10,000)	$8.60

Options outstanding December 31, 2004	0	—	216,000	$8.02
Granted during the year	70,000	$14.18	30,000	12.16
Exercised during the year	0	—	(12,000)	$9.86
Canceled or expired	0	—	(62,000)	$12.20

Options outstanding December 31, 2005	70,000	$14.18	172,000	$7.11
Granted during the year	103,500	$18.91	—	—
Exercised during the year	(2,000)	$12.65	(46,000)	$6.73

Options outstanding December 31, 2006	171,500	$17.05	126,000	$7.25

Included in total outstanding options at December 31, 2006, are 108,000 exercisable shares under the 1995 plan, at a weighted average price of $6.43, and 12,000 exercisable shares under the 2005 plan, at a weighted average price of $14.44. Included in total outstanding options at December 31, 2005, are 70,000 exercisable shares under the 1995 plan, at a weighted average price of $12.31. There were no shares exercisable under the 2005 Plan at December 31, 2005.

Additional information regarding options as of December 31, 2006 is as follows:

Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Avg Remaining Contract Life (yrs)	Weighted Avg Exercise Price	Number Exercisable	Weighted Avg Exercise Price

$5.67	90,000	0.6	$5.67	90,000	$5.67
$8.75	10,000	4.2	$8.75	10,000	$8.75
$12.08 to $14.44	94,000	8.5	$13.65	20,000	$13.53
$16.88 to $18.10	58,000	9.1	$17.04	0	—
$19.38 to $22.54	45,500	9.3	$21.28	0	—

Total	297,500			120,000

As of December 31, 2006, there was $388,000 of total unrecognized compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.5 years. The Company received $335,000 in cash proceeds on options exercised during the year ended December 31, 2006. Tax benefits realized on those options exercised totaled $218,000. Total share-based compensation expense for the year ending December 31, 2006 was $248,000. The related tax benefit, recorded in the provision for income taxes was insignificant.

	Year Ended December 31, 2006	Year Ended December 31, 2005

Weighted average grant-date fair value of stock options granted	$4.30	$2.48
Total fair value of stock options vested	$61,030	$17,780
Total intrinsic value of stock options exercised	$661,840	$47,880
Total intrinsic value of stock options exercisable	$2,023,890	—
Total intrinsic value of stock options expected to vest	$3,331,900	—

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

	Year Ended

	December 31, 2006	December 31, 2005

Risk Free Interest Rate	4.60%	4.54%
Expected Dividend Yield	2.65%	2.88%
Expected Life in Years	6.50 Years	6.43 Years
Expected Price Volatility	18.38%	16.78%

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

As stated previously, the Company has adopted SFAS No. 123 R using the modified-prospective-transition method, and as such, the results for prior periods have not been restated. The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004,  if the Company had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of FASB Statement No. 123” (earnings per share information has been restated to reflect 2-for-1 stock split effective May 1, 2006).

	Year Ended December 31,

(In thousands except earnings per share)	2005	2004

Net income, as reported	$11,008	$8,405
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(46)	(40)

Pro forma net income	$10,962	$8,365

Earnings per share:
Basic – as reported	$0.97	$0.75

Basic – pro forma	$0.96	$0.74

Diluted – as reported	$0.96	$0.74

Diluted – pro forma	$0.96	$0.74

11.	Employee Benefit Plans

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan and Trust, (the “ESOP”), designed to enable eligible employees to acquire shares of common stock.  ESOP eligibility is based upon length of service requirements.  The Bank contributes cash to the ESOP in an amount determined at the discretion of the Board of Directors.  The trustee of the ESOP uses such contribution to purchase shares of common stock currently outstanding, or to repay debt on the leveraged portion of the ESOP, if applicable.  The shares of stock purchased by the trustee are then allocated to the accounts of the employees participating in the ESOP on the basis of total relative compensation. Employer contributions vest over a period of six years.

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

The ESOP used the proceeds of the loan to acquire shares of the Company’s common stock, which were held in a suspense account by the ESOP. At the end of each year, shares were released for allocation to the accounts of the individual ESOP participants in proportion to the principal and interest paid on the loan during the year. The ESOP loan was recorded as a liability of the Company and the unreleased shares purchased with the loan were reported as unearned ESOP shares in shareholders’ equity. Unreleased shares were not recognized as outstanding for earnings per share and capital computations. Dividends on unallocated ESOP shares were used to pay debt service on the ESOP loan and, as such, were recorded as a reduction of debt and accrued interest. Dividends on unallocated ESOP shares used to pay debt service on the ESOP loan amounted to $3,000 and $14,000 for the years ended December 31, 2005 and 2004, respectively.

ESOP compensation expense totaled $409,000, $467,000, and $328,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Interest expense incurred on the ESOP loan totaled $408 and $11,000 for the years ended December 31, 2005 and 2004.

Allocated, committed-to-be-released, and unallocated ESOP shares as of December 31, 2006, 2005 and 2004 were as follows (shares adjusted for 2-for-1 stock split of May 2006):

	2006	2005	2004

Allocated	375,639	349,564	286,982
Committed-to-be-released	0	7,692	28,458
Unallocated	0	0	7,692

Total ESOP shares	375,639	357,256	323,132

Fair value of unreleased shares	N/A	N/A	$98,035

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code.  All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire.  Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors.  Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 5% of the employees’ eligible annual compensation.  Company contributions are subject to certain vesting requirements over a period of six years. Contributions made by the Company are invested in Company stock.  During 2006, 2005 and 2004, the Company contributed a total of $242,000, $214,000, and $191,000, respectively, to the Deferral Plan.

Salary Continuation Plan

The Company has an unfunded, non-qualified Salary Continuation Plan for senior executive officers and certain other key officers of the Company, which provides additional compensation benefits upon retirement for a period of 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 to 15 years. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the Plan. The Company’s current benefit liability is determined based upon vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for high-quality investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which averages approximately 20 years. At December 31, 2006 and 2005, $2.7 million and $2.0 million, respectively, had been accrued to date, based on a discounted cash flow using a discount rate of 6.42% and 6.39%, respectively, and is included in other liabilities. In connection with the implementation of the Salary Continuation Plans, the Company purchased single premium universal life insurance policies on the life of each of the key employees covered under the Plan. The Company is the owner and beneficiary of these insurance policies. The cash surrender value of the policies was $3.6 million and $3.4 million December 31, 2006 and 2005, respectively. Although the Plan is unfunded, the Company intends to utilize the proceeds of such policies to settle the Plan obligations. Under Internal Revenue Service regulations, the life insurance policies are the property of the Company and are available to satisfy the Company’s general creditors.

Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 amends SFAS No. 87 and SFAS No. 106, which the Bank previously has followed for accounting for its salary continuation plan.

SFAS No. 158 amends previous applicable accounting statements and requires companies to better disclose, among other things, the funded status of benefit plans, and to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions, or No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

In addition to expanded disclosure requirements under the Statement, the Company is required to recognize in other comprehensive income, the amounts that have not yet been recognized as components of net periodic benefit costs. These unrecognized costs arise from of changes in estimated interest rates used in the calculation of net liabilities under the plan. Under SFAS No. 87 and SFAS No. 106, these differences were previously recognized over the remaining required service period of the salary continuation contracts. SFAS No. 158 requires the Company to record those unrecognized periodic benefit costs from previous period as a component of other comprehensive income.

As of December 31, 2006, the Company had approximately $281,000 in unrecognized net periodic benefit costs arising from changes in interest rates used in calculating the current post-retirement liability required under the plan. This amount represents the difference between the plan liabilities calculated under net present value calculations, and the net plan liabilities actually recorded on the Company’s books at December 31, 2006. Pursuant to SFAS No. 158, the Company recorded $169,000 (net of tax of $112,000), as a component of other comprehensive income. The following table summarizes the incremental effect of applying SFAS No. 158 on individual line items of the Company’s statement of financial position at December 31, 2006 ($in 000’s):

	Before Application of Statement 158	Adjustments	After Application of Statement 158

Deferred income taxes	$5,195	$112	$5,307
Total assets	678,202	112	678,314
Liability for accrued Salary Continuation Plan	2,404	281	2,685
Total liabilities	611,991	281	612,272
Accumulated other comprehensive income	(1,121)	(169)	(1,290)
Total shareholder’s equity	66,211	(169)	66,042

The average remaining life of the service terms of the Salary Continuation contracts to which the unrecognized service costs relate, is approximately two years. As a result, approximately $140,000 of the unrecognized prior service cost is expected to be recognized in earnings during 2007, and reflected as an adjustment to other comprehensive income. Salary continuation expense is included in salaries and benefits expense, and totaled $448,000, $331,000, and $271,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Officer Supplemental Life Insurance Plan

During 2004, the Company purchased single premium Bank-owned life insurance policies (BOLI) on certain officers with a portion of the death benefits available to the officers’ beneficiaries. The single premium paid at policy commencement of the BOLI in 2004 totaled $9.0 million. Additional BOLI policies totaling $227,000 and $579,000 were purchased during 2006 and 2005,respectively. The BOLI’s initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company.  The cash surrender value of these insurance policies totaled $10.1 million at both December 31, 2006 and December 31, 2005, and is included on the consolidated balance sheet in cash surrender value of life insurance. Income on these policies, net of expense, totaled approximately $400,000 and $353,000 for the years ended December 31, 2006 and 2005, respectively.

12.	Commitments and Contingent Liabilities

Lease Commitments: The Company leases land and premises for its branch banking offices and administration facilities. The initial terms of these leases expire at various dates through 2015. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. The total expense on land and premises leased under operating leases was $407,000, $455,000, and $471,000 during 2006, 2005, and 2004, respectively.

Future minimum rental commitments under existing non-cancelable leases as of December 31, 2006 are as follows:

(In thousands):

2007	$218
2008	218
2009	236
2010	241
2011	241
Thereafter	1,236

$2,390

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

	Contractual amount – December 31,

(in thousands)	2006	2005

Commitments to extend credit	$188,166	$192,269
Standby letters of credit	4,936	5,506

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit a short-term guarantees and have terms from less than one month to approximately 2.5 years. At December 31, 2006, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $4.9 million.

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

	December 31, 2006		December 31, 2005

(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Cash and cash equivalents	$43,068	$43,068	$63,030	$63,030
Interest-bearing deposits	7,893	7,779	7,656	7,472
Investment securities	83,366	83,366	95,236	95,236
Loans, net	499,569	494,695	417,157	411,461
Interest rate swap contracts	(320)	(320)	(937)	(937)
Financial Liabilities:
Deposits	587,127	587,438	546,460	537,598
Borrowings	0	0	0	0
Junior Subordinated Debt	15,464	15,464	15,464	15,464
Commitments to extend credit	—	—	—	—

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

Deposits – In accordance with SFAS No. 107, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at December 31, 2006 and 2005 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed by SFAS No. 107. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

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

Off-balance sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, credit card arrangements, standby letters of credit and derivative contracts. The contract amounts of commitments to extend credit and standby letters of credit are disclosed in Note 12. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at December 31, 2006 and 2005.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. At December 31, 2002, these commitments were not reflected on the consolidated balance sheet. As discussed in Note 1 of the Company’s consolidated financial statements, FIN 45 became effective for all guarantees issued or modified subsequent to December 31, 2002, and required the fair value of such commitments be recorded after that date. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are deferred and recognized over the term of the commitment, and are not material to the Company’s consolidated balance sheet and results of operations.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006 (Company):
Total Capital (to Risk Weighted Assets)	$84,826	13.85%	$48,989	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	77,891	12.72%	24,494	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	77,891	11.55%	20,228	3.00%	N/A	N/A
As of December 31, 2006 (Bank):
Total Capital (to Risk Weighted Assets)	$82,644	13.52%	$48,884	8.00%	$61,105	10.00%
Tier 1 Capital (to Risk Weighted Assets)	75,709	12.39%	24,442	4.00%	36,663	6.00%
Tier 1 Capital (to Average Assets)	75,709	11.23%	20,228	3.00%	33,714	5.00%
As of December 31, 2005 - (Company):
Total Capital (to Risk Weighted Assets)	$75,966	14.07%	$43,186	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	69,652	12.90%	21,593	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	69,652	10.91%	19,152	3.00%	N/A	N/A
As of December 31, 2005 – (Bank):
Total Capital (to Risk Weighted Assets)	$74,014	13.74%	$43,093	8.00%	$53,867	10.00%
Tier 1 Capital (to Risk Weighted Assets)	67,700	12.57%	21,547	4.00%	32,320	6.00%
Tier 1 Capital (to Average Assets)	67,700	10.61%	19,135	3.00%	31,892	5.00%

The Board of Governors has also adopted a statement of policy, supplementing its leverage capital ratio requirements, which provides definitions of qualifying total capital (consisting of Tier 1 capital and supplementary capital, including the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets) and sets forth minimum risk-based capital ratios of capital to risk-weighted assets. Insured institutions are required to maintain a ratio of qualifying total capital to risk weighted assets of 8%, at least one-half of which must be in the form of Tier 1 capital. Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006 and 2005, the most recent notifications from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum total capital and Tier 1 capital (as defined) to risk-based assets (as defined), and a minimum leverage ratio of Tier 1 capital to average assets (as defined) as set forth in the proceeding discussion.  There are no conditions or events since the notification that management believes have changed the institution’s category.

Under regulatory guidelines, the $15 million in Trust Preferred Securities issued in July of 2001 qualifies as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities qualifies as Tier 2 capital.

Dividends - Dividends paid to shareholders are paid by the bank holding company, subject to restrictions set forth in the California General Corporation Law. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. Year-to-date as of December 31, 2006, the Company received $7.3 million in cash dividends from the Bank, from which the Company has declared $5.2 million in dividends to shareholders.

Under California state banking law, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the California State Department of Financial Institutions, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. As of December 31, 2006, approximately $16.9 million was available to the Bank for cash dividend distributions without prior approval. Year-to-date, the Bank has paid dividends of $7.3 million to the Company.

Cash Restrictions - The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank. At both December 31, 2006 and 2005, the Bank’s qualifying balance with the Federal Reserve Bank was $25,000 consisting of vault cash and balances.

15.	Supplemental Cash Flow Disclosures

	Years Ended December 31,

(In thousands)	2006	2005	2004

Cash paid during the period for:
Interest	$13,574	$8,949	$6,075
Income Taxes	8,287	5,689	7,090
Noncash investing activities:
Loans transferred to foreclosed property	0	4,311	0
Dividends declared not paid	1,413	1,135	910
Supplemental disclosures related to acquisitions:
Deposits	—	—	$48,249
Other liabilities	—	—	454
Interest-bearing deposits in other banks	—	—	(1,192)
Securities available for sale	—	—	(9,227)
Loans, net of allowance for loan loss	—	—	(23,250)
Premises and equipment	—	—	(1,588)
Intangibles	—	—	(2,611)
Accrued interest and other assets	—	—	(1,703)
Stock issued	—	—	6,251

Net cash and equivalents acquired	—	—	$15,383

16.	Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation. (Weighted average shares have been adjusted to give retroactive recognition for 2-for-1 stock split during May 2006):

	Years Ended December 31,

(In thousands, except earnings per share data)	2006	2005	2004

Net income available to common shareholders	$13,360	$11,008	$8,405

Weighted average shares issued	11,344	11,370	11,282
Less: unearned ESOP shares	0	0	(22)

Weighted average shares outstanding	11,344	11,370	11,260
Add: dilutive effect of stock options	118	84	74

Weighted average shares outstanding adjusted for potential dilution	11,462	11,454	11,334

Basic earnings per share	$1.18	$0.97	$0.75

Diluted earnings per share	$1.17	$0.96	$0.74

17.	Other Comprehensive Income

The following table provides a reconciliation of the amounts included in comprehensive income:

	Years Ended December 31

(In thousands)	2006	2005	2004

Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain on sale securities – net of income tax (benefit) of $253, $(644), and $(470)	$379	$(966)	$(705)
Less: Reclassification adjustment for loss (gain) on sale of available-for-sale securities included in net income - net of income tax (benefit) of $11, $65, and $14	(16)	(98)	(21)

Net unrealized (loss) gain on available-for-sale securities - net income tax (benefit) of $(242), $(709), and $(484)	$363	$(1,064)	$(726)

Unrealized loss on interest rate swaps:
Unrealized losses arising during period – net of income tax benefit of $150, $24 and $201	$(225)	$(36)	$(76)
Less: reclassification adjustments to interest income	493	246	(126)

Net change in unrealized loss on interest rate swaps - net of income tax benefit $140, $24 and $201	$268	$210	$(202)

Previously enrecognized past service costs of employee benefit plans (net tax benefit of $112)	$(169)	—	—

Total other comprehensive income	$462	$(854)	$(928)

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

At December 31, 2006 and 2005, the information pertaining to the outstanding interest rate swap is as follows:

(000’s in millions)	December 31, 2006	December 31, 2005

Notional amount	$14,107	$17,113
Weighted average pay rate	7.86%	6.19%
Weighted average receive rate	4.88%	4.88%
Weighted average maturity in years	1.0	2.0
Unrealized loss relating to interest rate swaps	$320	$692

The amortizing hedge has a remaining notional value of $14.1 million and a duration of approximately 12 months. As of December 31, 2006, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 1.8 years. As of December 31, 2005, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $147,000 (net of tax benefit of $98,000). During the year ended December 31, 2006, $494,000 was reclassified from other accumulated comprehensive income as a reduction to interest income. As of December 31, 2006, the amounts in accumulated OCI associated with these cash flows that are expected to be reclassified into interest expense within the next 12 months total $317,000.

The Company has performed a quarterly analysis of the effectiveness of the interest rate swap agreement at December 31, 2006. As a result of a correlation analysis, the Company has determined that the swap remains highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge and, therefore, continues to qualify for hedge accounting under the guidelines of SFAS No. 133.   However, during the second quarter of 2006, the Company determined that the underlying loans being hedged were paying off faster than the notional value of the hedge instrument was amortizing. As a result, the notional value of the hedge instrument was approximately $3.8 million greater than the underlying loans being hedged at June 30, 2006, $3.3 million greater than the underlying loans being hedged at September 30, 2006, and $3.3 million greater than the underlying loans being hedged at December 31, 2006 . This difference between the notional value of the hedge and the underlying hedged assets is considered an “overhedge” pursuant to SFAS No. 133 guidelines and may constitute ineffectiveness if the difference is other than temporary. At June 30, 2006, the Company determined that the difference was other than temporary and, as a result, reclassified $147,000 of the pretax hedge loss reported in other comprehensive income into earnings. During the third quarter of 2006, the Company adjusted the pretax loss reported in other comprehensive income by $53,000 resulting in a year-to-date loss related to swap ineffectiveness of $94,000 reported in earnings at September 30, 2006. Then, as a result of the fourth quarter analysis for ineffectiveness, the Company adjusted the pretax loss reported in other comprehensive income by $19,000 resulting in a net year-to-date loss related to swap ineffectiveness of $75,000 reported in earnings at December 31, 2006. The ineffective amount reclassified from other comprehensive income into earnings was based upon the difference between the net present value of the anticipated cash flows using the notional value of the hedge, and the net present value of anticipated cash flows using the remaining balances of the underlying loans being hedged. The $75,000 in expense recognized as hedge ineffectiveness is reflected in noninterest income as of December 31, 2006.

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

During April 2005 additional information was obtained on the status of DHC’s operations. DHC continued to experience operating losses, and efforts to restructure, recapitalize, or sell the business had not been successful. The Company’s management assessed the anticipated cash-flows of DHC and the ultimate ability to collect the Company’s equity investment in DHC. At that time, management believed that it was reasonably possible that a loss would ultimately be incurred. Based upon management’s estimate of the most likely amount of the potential loss at that time, the Company recorded a write-down of its equity investment in DHC of approximately $662,000 during the second quarter of 2005, and an additional write-down of $40,000 during the fourth quarter of 2005. The write-down is included in noninterest expense for the year ended December 31, 2005.

During July of 2005, DHC concluded a transaction with Transunion Corporation whereby Transunion would purchase DHC and DHC would cease to exist. A new shell corporation was formed to pay off the existing debts as monies are received from Transunion. During December 2005, the Company sold approximately 65% of its investment in Diversified Holdings Corp (1,183,593 of 1,825,443 total shares) leaving a net carrying value of $271,000 at December 31, 2005. Then during August 2006, the Company sold another 335,250 shares, leaving 306,600 remaining total shares, and a net carrying value of $122,000 at December 31, 2006. Based upon review of the investment at December 31, 2006, management believes the remaining carrying amount of the investment in DHC is fairly valued.

20.	Stock Split

On March 28, 2006, the Company’s Board of Directors approved a 2-for-1 stock split of the Company’s no par common stock effected in the form of a 100% stock dividend. The stock dividend was payable May 1, 2006 to shareholders of record as of April 7, 2006. Effective May 1, 2006, each shareholder received one additional share for each common share held as of the record date. All periods presented in this 10-K have been restated to reflect the effect of the 2-for-1 stock split.

21.	Common Stock Repurchase Plan

During August 2001, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to 280,000 shares (effectively 580,000 shares adjusted for 2-for-1 stock split in May 2006) of the Company’s common stock on the open market or in privately negotiated transactions. The duration of the program is open-ended and the timing of the purchases will depend on market conditions.

On February 25, 2004, the Company announced another stock repurchase plan under which the Board of Directors approved a plan to repurchase, as conditions warrant, up to 276,500 shares (effectively 553,000 shares adjusted for 2-for-1 stock split in May 2006) of the Company’s common stock on the open market or in privately negotiated transactions. As with the first plan, the duration of the new program is open-ended and the timing of purchases will depend on market conditions. Concurrent with the approval of the new repurchase plan, the Board terminated the 2001 repurchase plan. During the year ended December 31, 2005, 13,081 shares (26,162 shares effected for 2006 2-for-1 stock split) were repurchased at a total cost of $377,000 and an average price per share of $28.92 ($14.46 effected for 2006 2-for-1 stock split). During the year ended December 31, 2006, 108,005 shares were repurchased at a total cost of $2.4 million and an average price per share of $22.55.

22.	Subsequent Event - Business Combination

On October 6, 2006 the Company announced the signing of a definitive merger agreement providing for the merger of Legacy Bank, N.A. with and into United Security Bank, a wholly owned subsidiary of the Company. Legacy Bank currently operates one banking office in Campbell, California serving small business and retail banking clients. Upon completion of the merger on February 16, 2007, Legacy Bank’s branch office began operating as a branch office of United Security Bank. As of the merger date of February 16, 2007, Legacy Bank had total assets of $78.9 million and deposits of $69.6 million.

In the merger, the Company issued shares of its stock in a tax-free exchange for all of the Legacy Bank common shares. The terms of the merger agreement provide for the shareholders of Legacy Bank to receive the Company’s common shares with a market value of $13.00 based upon the average closing price of the Company’s shares during the 20 business day period prior to the merger, less the net costs of termination of Legacy’s data processing/technology agreements divided by the outstanding number of shares of Legacy Bank common stock, provided that there are no stock options or warrants exercised for shares of Legacy Bank common stock. At the date of merger, Legacy Bank had 1,672,373 shares of common stock outstanding. Immediately prior to the merger, all outstanding options and warrants were cancelled by Legacy Bank and optionees and warrant holders received a cash payment equal to the difference between the option exercise price and the merger consideration for each share subject to an option or a warrant. In the event any options or warrants for shares of Legacy Bank common stock were exercised prior to merger, the market value of the Company’s common shares Legacy Bank shareholders receive decreased based upon a set formula. Legacy employees exercised 2,000 stock options between the time the Definitive Agreement was signed and the consummation of the merger.

The total value of the merger transaction is approximately $21.5 million, Shareholders of Legacy Bank are entitled to receive merger consideration consisting of approximately 976,594 shares of common stock of the Company. The shareholders of Legacy Bank who elected to receive cash, and were  allocated cash, will receive cash for their shares based on a value of approximately $12.86 per share and those who elected to receive stock, and were allocated common stock in United Security Bancshares, will receive approximately .58 shares of the Company’s common stock for each Legacy Bank common share. The exchange ratio of .58 shares was based upon an average United Security Bancshares stock price of $22.05 for the 20 business day period prior to the merger. As a result of the merger, former Legacy Bank shareholders own approximately 8% of Company’s outstanding common shares. The merger transaction will be accounted for using the purchase accounting method, and will result in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities. The net of assets acquired and liabilities assumed totaled approximately $8.8 million at the date of the merger. Fair value of Legacy assets and liabilities acquired, and resultant goodwill, has not yet been fully determined.

23.	Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

          United Security Bancshares – (parent only)
          Balance Sheets - December 31, 2006 and 2005

(In thousands)	2006	2005

Assets
Cash and equivalents	$2,417	$2,640
Investment in bank subsidiary	79,835	72,061
Investment in nonbank entity	122	271
Other assets	944	889

Total assets	$83,318	$75,861

Liabilities & Shareholders’ Equity
Liabilities:
Junior subordinated debt securities	$15,464	$15,464
Accrued interest payable	613	508
Other liabilities	1,199	875

Total liabilities	17,276	16,847
Shareholders’ Equity:
Common stock, no par value 20,000,000 shares authorized, 11,301,113 and 11,361,118 issued and outstanding, in 2006 and 2005	20,448	22,084
Retained earnings	46,884	38,682
Unearned ESOP shares	0	0
Accumulated other comprehensive income	(1,290)	(1,752)

Total shareholders’ equity	66,042	59,014

Total liabilities and shareholders’ equity	$83,318	$75,861

          United Security Bancshares – (parent only)
          Income Statements

	Years Ended December 31,

(In thousands)	2006	2005	2004

Income
Dividends from subsidiaries	$7,300	$5,012	$6,500
Other income	0	20	0

Total income	7,300	5,032	6,500
Expense
Interest expense	1,355	1,091	821
Other expense	378	1,033	288

Total expense	1,733	2,124	1,109

Income before taxes and equity in undistributed income of subsidiary	5,567	2,908	5,391
Income tax benefit	(729)	(866)	(452)
Equity in undistributed income of subsidiary	7,064	7,234	2,562

Net Income	$13,360	$11,008	$8,405

          United Security Bancshares – (parent only)
          Statement of Cash Flows

	Years Ended December 31,

(In thousands)	2006	2005	2004

Cash Flows From Operating Activities
Net income	$13,360	$11,008	$8,405
Adjustments to reconcile net earnings to cash provided by operating activities:
Equity in undistributed income of subsidiary	(7,064)	(7,234)	(2,562)
Write-down of other investments	0	702	0
Amortization of issuance costs	17	17	17
Net change in other liabilities	297	(92)	60

Net cash provided by operating activities	6,610	4,401	5,920
Cash Flows From Investing Activities
Proceeds from sale of investment in title company	149	527	0

Net cash provided by investing activities	149	527	0
Cash Flows From Financing Activities
Proceeds from stock options exercised	335	118	86
Repurchase and retirement of common stock	(2,436)	(377)	(2,058)
Payment of dividends on common stock	(4,881)	(3,980)	(3,510)

Net cash used in financing activities	(6,982)	(4,239)	(5,482)
Net (decrease) increase in cash and cash equivalents	(223)	689	438
Cash and cash equivalents at beginning of year	2,640	1,951	1,513

Cash and cash equivalents at end of year	$2,417	$2,640	$1,951

Supplemental cash flow disclosures
Noncash financing activities:
Dividends declared not paid	$1,413	$1,135	$910

24.	Quarterly Financial Data (unaudited)

Selected quarterly financial data for the years ended December 31, 2006 and 2005 are presented below:

	2006				2005

(In thousands except per share data)	4th	3rd	2nd	1st	4th	3rd	2nd	1st

Interest income	$12,847	$12,548	$11,409	$10,552	$10,376	$9,955	$9,430	$9,137
Interest expense	4,126	3,999	3,311	2,739	2,713	2,686	2,302	1,957

Net interest income	8,721	8,549	8,098	7,813	7,663	7,269	7,128	7,180
Provision for credit losses	241	276	123	240	250	392	247	251
Gain (loss) on sale of securities	27	0	0	0	163	0	0	0
Other noninterest income	1,872	2,331	1,594	3,207	1,578	1,531	1,712	1,296
Noninterest expense	5,293	5,060	5,036	4,548	4,388	4,064	4,514	4,016

Income before income tax expense	5,086	5,544	4,533	6,232	4,766	4,344	4,079	4,209
Income tax expense	2,113	2,083	1,471	2,368	1,737	1,618	1,490	1,545

Net income	$2,973	$3,461	$3,062	$3,864	$3,029	$2,726	$2,589	$2,664

Net income per share:
Basic	$0.26	$0.30	$0.27	$0.34	$0.27	$0.24	$0.23	$0.23

Diluted	$0.26	$0.30	$0.27	$0.34	$0.26	$0.24	$0.23	$0.23

Dividends declared per share	$0.125	$0.11	$0.11	$0.11	$0.10	$0.09	$0.09	$0.09

Average shares outstanding
For net income per share:
Basic	11,302	11,358	11,369	11,370	11,368	11,370	11,370	11,372

Diluted	11,430	11,476	11,496	11,490	11,466	11,456	11,444	11,444

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

a) As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in the Securities and Exchange Act Rule 13(a)-15(e). Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that material information relating to our consolidated operations is made known to the Company’s management, including the CEO and CFO, particularly during the period when the Company’s periodic reports are being prepared.

(b) Changes in Internal Controls over Financial Reporting:  There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control over Financial Reporting:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of United Security Bancshares and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2006.

The Company’s independent registered public accounting firm, Moss Adams LLP, who audits the Company’s consolidated financial statements, have issued an attestation report on Management’s assessment and on the effectiveness of the Company’s internal control over financial reporting. This report is included in Item 8, “financial statements and supplementary data” to the Form 10-K.

Dated March 15, 2007

Item 9B. Other Information

None

PART III

Item 10 - Directors and Executive Officers of the Registrant

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled “Information on Directors and Executive Officers” set forth in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders (“Proxy Statement”).

Item 11 - Executive Compensation

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled “Compensation of Directors and Executive Officers” set forth in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders (“Proxy Statement”).

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled “Shareholdings of Certain Beneficial Owners and Management” set forth in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders (“Proxy Statement”).

Item 13 - Certain Relationships and Related Transactions

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled “Certain Related Parties and Related Party Transactions” set forth in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders (“Proxy Statement”).

Item 14. Principal Accounting Fees and Services

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled “Principal Accounting Fees and Services” set forth in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders (“Proxy Statement”).

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The Consolidated Financial Statements and related documents set forth in “Item 8. Financial Statements and Supplementary Data” of this report are filed as part of this report.

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

10.19	USB 2005 Stock Option Plan. Filed as Exhibit B to the Company’s 2005 Schedule 14A Definitive Proxy filed April 18, 2005 and incorporated herein by reference.

10.20	Stock Option Agreement for William F. Scarborough dated August 1, 2005 (2)

10.21	Executive Salary Continuation Agreement for William F. Scarborough (2)

10.22	Stock Option Agreement for Dennis R. Woods dated February 6, 2006 (3)

10.20	Employment Agreement for Dennis R. Woods dated March 8, 2006 (4)

11.1	Computation of earnings per share.

See Note 16 to Consolidated Financial Statements and related documents set forth in “Item 8. Financial Statements and Supplementary Data” of this report are filed as part of this report.

21	Subsidiaries of the Company

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed on April 4, 2001 as an exhibit to the Company’s filing on Form S-4 (file number 333-58256).
(2) Previously filed on March 15, 2006 as an exhibit to the Company’s filing on Form 10-K for the year ended December 31, 2006 (file number 000-32987).
(3) Previously filed on November 7, 2006 as an exhibit to the Company’s filing on Form 10-Q/A for the period ended March 31, 2006 (file number 000-32987).
(4) Previously filed on November 8, 2006 as an exhibit to the Company’s filing on Form 8-K (file number 000-32987).

(b)	Exhibits filed:

See Exhibit Index under Item 15(a)(3) above for the list of exhibits required to be filed by Item 601 of regulation S-K with this report.

(c)	Financial statement schedules filed:

See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the year ended December 31, 2005 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 15th day of March, 2007

United Security Bancshares

March 15, 2007	/S/ Dennis R. Woods

Dennis R. Woods
President and Chief Executive Officer

March 15, 2007	/S/ Kenneth L. Donahue

Kenneth L. Donahue
Senior Vice President and Chief Financial Officer

March 15, 2007	/S/ Richard B. Shupe

Richard B. Shupe
Vice President and Controller

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date: 3/15/2007	/s/ Robert G. Bitter

Director

Date: 3/15/2007	/s/ Stanley J. Cavalla

Director

Date: 3/15/2007	/s/ Tom Ellithorpe

Director

Date: 3/15/2007	/s/ R. Todd Henry

Director

Date: 3/15/2007	/s/ Ronnie D. Miller

Director

Date: 3/15/2007	/s/ Robert M. Mochizuki

Director

Date: 3/15/2007	/s/ Walter Reinhard

Director

Date: 3/15/2007	/s/ John Terzian

Director

Date: 3/15/2007	/s/ Mike Woolf

Director