Form 10-Q
period 2007-03-31
UNITED SECURITY BANCSHARES
filed 2007-05-10
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32987

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1525 East Shaw Ave., Fresno, California	93710
(Address of principal executive offices)	(Zip Code)

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

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2006: $176,056,726

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value
(Title of Class)

Shares outstanding as of April 30, 2007: 12,205,731

TABLE OF CONTENTS

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets - (unaudited)
March 31, 2007 and December 31, 2006

	March 31,	December 31,
(in thousands except shares)	2007	2006
Assets
Cash and due from banks	$24,680	$28,771
Federal funds sold	7,277	14,297
Cash and cash equivalents	31,957	43,068
Interest-bearing deposits in other banks	7,953	7,893
Investment securities available for sale at fair value	98,026	83,366
Loans and leases	562,313	500,568
Unearned fees	(1,308)	(999)
Allowance for credit losses	(9,702)	(8,365)
Net loans	551,303	491,204
Accrued interest receivable	4,809	4,237
Premises and equipment - net	16,205	15,302
Other real estate owned	1,919	1,919
Intangible assets	5,413	2,264
Goodwill	8,502	750
Cash surrender value of life insurance	13,789	13,668
Investment in limited partnership	3,464	3,564
Deferred income taxes	7,831	5,307
Other assets	12,652	5,772
Total assets	$763,823	$678,314

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$148,199	$159,002
Interest bearing	492,138	428,125
Total deposits	640,337	587,127
Other borrowings	10,000	0
Accrued interest payable	1,753	2,477
Accounts payable and other liabilities	9,316	7,204
Junior subordinated debentures (at fair value 3/31/07)	16,712	15,464
Total liabilities	678,118	612,272

Shareholders' Equity
Common stock, no par value
20,000,000 shares authorized, 12,220,121 and 11,301,113
issued and outstanding, in 2007 and 2006, respectively	39,849	20,448
Retained earnings	46,808	46,884
Accumulated other comprehensive loss	(952)	(1,290)
Total shareholders' equity	85,705	66,042
Total liabilities and shareholders' equity	$763,823	$678,314

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries Consolidated Statements of Income and Comprehensive Income (unaudited)
	Three Months Ended March 31,
(In thousands except shares and EPS)	2007	2006
Interest Income:
Loans, including fees	$13,100	$9,254
Investment securities - AFS - taxable	933	840
Investment securities - AFS - nontaxable	27	27
Federal funds sold	96	350
Interest on deposits in other banks	80	81
Total interest income	14,236	10,552
Interest Expense:
Interest on deposits	4,057	2,446
Interest on other borrowings	446	293
Total interest expense	4,503	2,739
Net Interest Income Before
Provision for Credit Losses	9,733	7,813
Provision for Credit Losses	202	240
Net Interest Income	9,531	7,573
Noninterest Income:
Customer service fees	1,136	1,036
Gain on sale of other real estate owned	12	15
Loss on swap ineffectiveness	(1)	0
Gain on sale of investment in correspondent bank stock	0	1,877
Shared appreciation income	6	0
Other	428	279
Total noninterest income	1,581	3,207
Noninterest Expense:
Salaries and employee benefits	2,687	2,436
Occupancy expense	823	589
Data processing	137	132
Professional fees	433	213
Director fees	56	54
Amortization of intangibles	184	134
Correspondent bank service charges	76	49
Loss on California tax credit partnership	101	110
OREO expense	42	254
Other	661	577
Total noninterest expense	5,200	4,548
Income Before Taxes on Income	5,912	6,232
Provision for Taxes on Income	2,309	2,368
Net Income	$3,603	$3,864
Other comprehensive income, net of tax:
Unrealized gain (loss) on available for sale securities,
interest rate swap, and past service costs of employee benefit
plans - net income tax (benefit) of $225, and $(156)	338	(126)
Comprehensive Income	$3,941	$3,738
Net Income per common share
Basic	$0.30	$0.34
Diluted	$0.30	$0.34
Shares on which net income per common shares
were based
Basic	11,947,319	11,369,729
Diluted	12,006,111	11,489,832

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Periods Ended March 31, 2007

	Common stock	Common stock		Accumulated Other
	Number		Retained	Comprehensive
(In thousands except shares)	of Shares	Amount	Earnings	Income (Loss)	Total
Balance January 1, 2006	11,361,118	$22,084	$38,682	$(1,752)	$59,014

Director/Employee stock options exercised	14,000	122			122
Net changes in unrealized loss
on available for sale securities
(net of income tax benefit of $164)				(247)	(247)
Net changes in unrealized loss
on interest rate swaps
(net of income tax of $8)				121	121
Dividends on common stock ($0.11 per share)			(1,251)		(1,251)
Repurchase and cancellation of common shares	(84)	(1)			(1)
Stock-based compensation expense	0	46			46
Net Income			3,864		3,864
Balance March 31, 2006 (Unaudited)	11,375,034	22,251	41,295	(1,878)	61,668

Director/Employee stock options exercised	34,000	212			212
Tax benefit of stock options exercised		218			218
Net changes in unrealized loss
on available for sale securities
(net of income tax of $406)				609	609
Net changes in unrealized loss
on interest rate swaps
(net of income tax of $131)				148	148
Net changes in unrecognized past service
Cost on employee benefit plans
(net of income tax benefit of $112)				(169)	(169)
Dividends on common stock ($0.335 per share)			(3,907)		(3,907)
Repurchase and cancellation of common shares	(107,921)	(2,435)			(2,435)
Stock-based compensation expense	0	202			202
Net Income			9,496		9,496
Balance December 31, 2006	11,301,113	20,448	46,884	(1,290)	66,042

Director/Employee stock options exercised	60,000	340			340
Net changes in unrealized loss
on available for sale securities
(net of income tax of $164)				247	247
Net changes in unrealized loss
on interest rate swaps
(net of income tax of $47)				70	70
Net changes in unrecognized past service
Cost on employee benefit plans
(net of income tax of $14)				21	21
Dividends on common stock ($0.125 per share)			(1,536)		(1,536)
Repurchase and cancellation of common shares	(117,403)	(2,522)			(2,522)
Issuance of shares for business combination	976,411	21,536			21,536
Stock-based compensation expense		47			47
Cumulative effect of adoption of SFAS No. 159
(net income tax benefit of $613)			(845)		(845)
Cumulative effect of adoption of FIN48			(1,298)		(1,298)
Net Income			3,603		3,603
Balance March 31, 2007 (Unaudited)	12,220,121	$39,849	$46,808	$(952)	$85,705

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Quarter Ended March 31,
(In thousands)	2007	2006
Cash Flows From Operating Activities:
Net income	$3,603	$3,864
Adjustments to reconcile net earnings to cash provided by operating activities:
Provision for credit losses	202	240
Depreciation and amortization	576	396
Amortization of investment securities	(27)	(24)
Increase in accrued interest receivable	(221)	(424)
Decrease in accrued interest payable	(740)	(485)
Increase in unearned fees	78	32
Increase in income taxes payable	2,021	797
Excess tax benefits from stock-based payment arrangements	0	(2)
Stock-based compensation expense	47	46
(Increase) decrease in accounts payable and accrued liabilities	(1,541)	318
Gain on sale of correspondent bank stock	0	(1,877)
Gain on sale of other real estate owned	(12)	(15)
Loss on swap ineffectiveness	1	0
Increase in surrender value of life insurance	(121)	(133)
Loss on limited partnership interest	101	110
Net decrease in other assets	181	238
Net cash provided by operating activities	4,148	3,081

Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	(60)	(57)
Purchases of available-for-sale securities	(19,178)	0
Maturities and calls of available-for-sale securities	12,371	1,035
Net purchase of correspondent bank stock	(196)	0
Net increase in loans	(4,035)	(24,229)
Cash and equivalents received in bank acquisition	6,373	0
Proceeds from sale of correspondent bank stock	0	2,607
Proceeds from sales of foreclosed assets	7	183
Proceeds from sales of other real estate owned	12	15
Capital expenditures for premises and equipment	(562)	(452)
Net cash used in investing activities	(5,268)	(20,898)

Cash Flows From Financing Activities:
Net (decrease) increase in demand deposit
and savings accounts	(32,306)	743
Net increase (decrease) in certificates of deposit	15,917	(12)
Net increase in federal funds purchased	0	7,000
Net increase in FHLB borrowings	10,000	0
Director/Employee stock options exercised	340	122
Excess tax benefits from stock-based payment arrangements	0	2
Repurchase and retirement of common stock	(2,522)	(1)
Payment of dividends on common stock	(1,420)	(1,136)
Net cash (used in) provided by financing activities	(9,991)	6,718

Net decrease in cash and cash equivalents	(11,111)	(11,099)
Cash and cash equivalents at beginning of period	43,068	63,030
Cash and cash equivalents at end of period	$31,957	$51,931
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

On February 16, 2007, the Company completed its merger with Legacy Bank, N.A., located in Campbell, California, with the acquisition of 100 percent of Legacy’s outstanding common shares. At merger, Legacy Bank’s one branch was merged with and into United Security Bank, a wholly owned subsidiary of the Company. The total value of the merger transaction was $21.5 million, and the shareholders of Legacy Bank received merger consideration consisting of 976,411 shares of common stock of the Company. The merger transaction was accounted for as a purchase transaction, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities. The net of assets acquired and liabilities assumed totaled approximately $8.6 million at the date of the merger. Fair value of Legacy assets and liabilities acquired, and resultant goodwill, has been preliminarily determined, and may be subject to minor adjustments during the second quarter of 2007. (See Note 14 to the Company’s consolidated financial statements contained herein for details of the merger).

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2006. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain reclassifications have been made to the 2006 financial statements to conform to the classifications used in 2007. None of these reclassifications were material.

New Accounting Standards:

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. FIN 48 clarifies SFAS No. 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines of the Interpretation, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means “a likelihood of more than 50 percent.” In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority. The scope of FIN 48 is broad and includes all tax positions accounted for in accordance with SFAS No. 109. Additionally, besides business enterprises, FIN 48 applies to pass-through entities, and entities whose tax liability is subject to 100 percent credit for dividends paid (such as real estate investment trusts). Cumulative effects of applying FIN 48 totaling $1.3 million have been reported as an adjustment to retained earnings at the beginning of the period in which the Interpretation was adopted (see Note 11 to the Company’s consolidated financial statements).

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires entities to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if an entity also early adopts the provisions of SFAS 157. The Company has elected early adoption of SFAS No. 159 effective January 1, 2007, and as a result, adjustments totaling $845,000 have been reported as an adjustment to beginning retained earnings as of January 1, 2007 (see Note 12 to the Company’s consolidated financial statements). Concurrent with the early adoption of SFAS No, 159, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. This statement applies whenever other accounting pronouncements require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 157 effective January 1, 2007, in conjunction with the adoption of SFAS No. 159 (see Note 13 to the Company’s consolidated financial statements).

2. Investment Securities Available for Sale

Following is a comparison of the amortized cost and approximate fair value of securities available for sale as of March 31, 2007 and December 31, 2006:

		Gross	Gross	Fair Value
(In thousands)	Amortized	Unrealized	Unrealized	(Carrying
March 31, 2007:	Cost	Gains	Losses	Amount)
U.S. Government agencies	$83,359	$119	($950)	$82,528
U.S. Government agency
collateralized mortgage obligations	16	0	(1)	15
Obligations of state and
political subdivisions	2,228	58	(2)	2,284
Other investment securities	13,636	0	(437)	13,199
	$99,239	$177	($1,390)	$98,026
December 31, 2006:
U.S. Government agencies	$69,746	$51	($1,293)	$68,504
U.S. Government agency
collateralized mortgage obligations	17	0	(1)	16
Obligations of state and
political subdivisions	2,226	65	(1)	2,290
Other investment securities	13,000	0	(444)	12,556
	$84,989	$116	($1,739)	$83,366

Included in other investment securities at March 31, 2007, is a short-term government securities mutual fund totaling $7.7 million, a CRA-qualified mortgage fund totaling $4.9 million, and a money-market mutual fund totaling $636,000. Included in other investment securities at December 31, 2006, is a short-term government securities mutual fund totaling $7.7 million, and a CRA-qualified mortgage fund totaling $4.8 million. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were no realized gains or losses on sales or calls of available-for-sale securities during the three months ended March 31, 2007 or March 31, 2006.

Securities that have been temporarily impaired less than 12 months at March 31, 2007 are comprised of three U.S. government agency securities and one municipal agency security with a total weighted average life of 7.7 years. As of March 31, 2007, there were seventeen U.S. government agency securities, one collateralized mortgage obligation, one municipal agency security, and one other investment security with a total weighted average life of 2.3 years that have been temporarily impaired for twelve months or more.

The following summarizes temporarily impaired investment securities at March 31, 2007:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$10,867	$(12)	$54,729	$(938)	$65,596	$(950)
U.S. Government agency
collateralized mortgage
obligations	0	0	12	(1)	12	(1)
Obligations of state and
political subdivisions	84	(1)	35	(1)	119	(2)
Other investment securities	0	0	12,560	(437)	12,560	(437)
Total impaired securities	$10,951	$(13)	$67,336	$(1,377)	$78,287	$(1,390)

Because the decline in market value is attributable to changes in market rates of interest rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company considers these investments to be temporarily impaired at March 31, 2007.

At March 31, 2007 and December 31, 2007, available-for-sale securities with an amortized cost of approximately $77.9 million and $70.9 million (fair value of $77.2 million and $69.7 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

3. Loans and Leases

Loans include the following:

	March 31,	% of	December 31,	% of
(In thousands)	2007	Loans	2006	Loans
Commercial and industrial	$170,070	30.2%	$155,811	31.1%
Real estate - mortgage	142,345	25.3%	113,613	22.7%
Real estate - construction	180,576	32.2%	168,378	33.7%
Agricultural	37,876	6.7%	35,102	7.0%
Installment/other	20,624	3.7%	16,712	3.3%
Lease financing	10,822	1.9%	10,952	2.2%
Total Gross Loans	$562,313	100.0%	$500,568	100.0%

There were no loans over 90 days past due and still accruing interest at March 31, 2007 or December 31, 2006. Nonaccrual loans totaled $16.0 million and $8.1 million at March 31, 2007 and December 31, 2006, respectively.

An analysis of changes in the allowance for credit losses is as follows:

	March 31,	December 31,	March 31,
(In thousands)	2007	2006	2006
Balance, beginning of year	$8,365	$7,748	$7,748
Provision charged to operations	202	880	240
Losses charged to allowance	(152)	(502)	(75)
Recoveries on loans previously charged off	19	239	45
Reserve acquired in merger	1,268	--	--
Balance at end-of-period	$9,702	$8,365	$7,958

The allowance for credit losses represents management's estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. The formula allowance for unfunded loan commitments totaling $568,000 at March 31, 2007 is carried in other liabilities. Significant changes in these estimates might be required in the event of a downturn in the economy and/or the real estate markets in the San Joaquin Valley, and the greater Oakhurst and East Madera County areas.

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the periods presented:

(in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Total impaired loans at period-end	$15,919	$8,893	$7,542
Impaired loans which have specific allowance	12,664	5,638	5,518
Total specific allowance on impaired loans	5,001	4,117	3,866
Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	3,255	3,255	2,024

(in thousands)	YTD - 3/31/07	YTD - 12/31/06	YTD - 3/31/06
Average recorded investment in impaired loans during period	$9,000	$10,088	$12,643
Income recognized on impaired loans during period	0	65	12

4. Deposits

Deposits include the following:
(In thousands)	March 31, 2007	December 31, 2006
Noninterest-bearing deposits	$148,199	$159,002
Interest-bearing deposits:
NOW and money market accounts	193,946	184,384
Savings accounts	58,130	31,933
Time deposits:
Under $100,000	46,442	42,428
$100,000 and over	193,620	169,380
Total interest-bearing deposits	492,138	428,125
Total deposits	$640,337	$587,127

5. Short-term Borrowings/Other Borrowings

At March 31, 2007, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $280.7 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $21.7 million. At March 31, 2007, the Company had an outstanding balance of $10.0 million drawn against its FHLB line of credit. The $10.0 million FHLB advance is for a term of two years, at a fixed rate of 4.92%, and a maturity date of March 30, 2009.

The Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $308.3 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $28.0 million at December 31, 2006. At December 31, 2006, the Company had no advances on its lines of credit.

These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB and certain qualifying mortgage loans. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

6. Supplemental Cash Flow Disclosures

	Three Months Ended March 31,
(In thousands)	2007	2006
Cash paid during the period for:
Interest	$5,226	$3,224
Income Taxes	288	1,300
Noncash investing activities:
Loans transferred to foreclosed property	0	$0
Dividends declared not paid	$1,527	1,251
Supplemental disclosures related to acquisitions:
Deposits	$69,600
Other liabilities	286
Securities available for sale	(7,414)
Loans, net of allowance for loan losses	(62,426)
Premises and equipment	(728)
Intangibles	(11,085)
Accrued interest and other assets	(3,396)
Stock issued	21,536
Net cash and equivalents acquired	$6,373

7. Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended March 31,
(In thousands except earnings per share data)	2007	2006
Net income available to common shareholders	$3,603	$3,864

Weighted average shares issued	11,947	11,370
Add: dilutive effect of stock options	59	123
Weighted average shares outstanding
adjusted for potential dilution	12,006	11,493

Basic earnings per share	$0.30	$0.34
Diluted earnings per share	$0.30	$0.34

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

The amortizing hedge has a remaining notional value of $9.5 million at March 31, 2007, matures in September 2008, and has a duration of approximately 6 months. As of March 31, 2007, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 1.5 years. As of March 31, 2007, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $129,000 (net of tax benefit of $52,000). During the three months ended March 31, 2007, $120,000 was reclassified from other accumulated comprehensive income into expense, and is reflected as a reduction in interest income.

The Company has performed a quarterly analysis of the effectiveness of the interest rate swap agreement at March 31, 2007. As a result of a correlation analysis, the Company has determined that the swap remains highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge and, therefore, continues to qualify for hedge accounting under the guidelines of SFAS No. 133. However, during the second quarter of 2006, the Company determined that the underlying loans being hedged were paying off faster than the notional value of the hedge instrument was amortizing. This difference between the notional value of the hedge and the underlying hedged assets is considered an “overhedge” pursuant to SFAS No. 133 guidelines and may constitute ineffectiveness if the difference is other than temporary. The Company determined during 2006 that the difference was other than temporary and, as a result, reclassified a net total of $75,000 of the pretax hedge loss reported in other comprehensive income into earnings during 2006. As of March 31, 2007, the notional value of the hedge was still in excess of the value of the underlying loans being hedged by approximately $3.5 million, resulting in a pretax hedge loss related to swap ineffectiveness of approximately $1,000 during the first quarter of 2006. Amounts recognized as hedge ineffectiveness gains or losses are reflected in noninterest income.

9. Common Stock Repurchase Plan

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

On February 25, 2004, the Company announced another stock repurchase plan under which the Board of Directors approved a plan to repurchase, as conditions warrant, up to 276,500 shares (effectively 553,000 shares adjusted for 2-for-1 stock split in May 2006) of the Company's common stock on the open market or in privately negotiated transactions. As with the first plan, the duration of the new program is open-ended and the timing of purchases will depend on market conditions. Concurrent with the approval of the new repurchase plan, the Board terminated the 2001 repurchase plan. During the year ended December 31, 2005, 13,081 shares (26,162 shares effected for 2006 2-for-1 stock split) were repurchased at a total cost of $377,000 and an average price per share of $28.92 ($14.46 effected for 2006 2-for-1 stock split). During the year ended December 31, 2006, 108,005 shares were repurchased at a total cost of $2.4 million and an average price per share of $22.55.

During the three months ended March 31, 2007, 117,403 shares were repurchased at a total cost of $2.5 million and an average per share price of $21.48.

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

Included in salaries and employee benefits for the three months ending March 31, 2007 and 2006 is $47,000 and $46,000 of share-based compensation, respectively. The related tax benefit, recorded in the provision for income taxes was not material to either quarter.

A summary of the Company’s options as of January 1, 2007 and changes during the three months ending March 31, 2007 is presented below.

		Weighted		Weighted
		Average		Average
	2005	Exercise	1995	Exercise
	Plan	Price	Plan	Price
Options outstanding January 1, 2007	171,500	$17.05	126,000	$7.25
Granted during the year	5,000	20.24	--	--
Exercised during the year	0	--	(60,000)	5.67
Options outstanding March 31, 2007	176,500	$17.14	66,000	$8.69

Options exercisable at March 31, 2007	42,400	$16.70	54,000	$7.92

As of March 31, 2007 and 2006, there was $341,000 and $402,000, respectively, of total unrecognized compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.5 years and 2.9 years, respectively. The Company received $340,000 and $122,500 in cash proceeds on options exercised during the three months ended March 31, 2007 and 2006, respectively. No tax benefits were realized on stock options exercised during the first quarter of 2007. Tax benefits realized on options exercised during the three months ended March 31, 2006 totaled $7,000 and were not considered material.

	Period Ended	Period Ended
	March 31, 2007	March 31, 2006
Weighted average grant-date fair value of stock options granted	$4.86	$3.43
Total fair value of stock options vested	$70,446	$25,060
Total intrinsic value of stock options exercised	$1,096,000	$147,190

The Company determines fair value at grant date using the Black-Scholes-Merton pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividend yield and the risk-free interest rate over the expected life of the option.

The weighted average assumptions used in the pricing model are noted in the table below. The expected term of options granted is derived using the simplified method, which is based upon the average period between vesting term and expiration term of the options. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the Bank's stock over a period commensurate with the expected term of the options. The Company believes that historical volatility is indicative of expectations about its future volatility over the expected term of the options.

For options granted after January 1, 2006, and valued in accordance with FAS 123R, the Company expenses the fair value of the option on a straight-line basis over the vesting period for each separately vesting portion of the award. The Company estimates forfeitures and only recognizes expense for those shares expected to vest. Based upon historical evidence, the Company has determined that because options are granted to a limited number of key employees rather than a broad segment of the employee base, expected forfeitures, if any, are not material.

	Three Months Ended
	March 31, 2007	March 31, 2006
Risk Free Interest Rate	4.53%	4.51%
Expected Dividend Yield	2.47%	2.86%
Expected Life in Years	6.50 Years	6.50 Years
Expected Price Volatility	20.63%	17.85%

The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the stock based award and stock price volatility. The assumptions listed about represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the Company's recorded stock-based compensation expense could have been materially different from that previously reported by the Company. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Company's actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.

11. Taxes - Adoption of FIN48

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN48), on January 1, 2007. FIN 48 clarifies SFAS No. 109, “Accounting for Income Taxes”, to indicate a criterion that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines of FIN48, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term, “more likely than not”, means a likelihood of more than 50 percent.” In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority and all available information is known to the taxing authority.

The Company and a subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. The Company is not currently aware of any tax jurisdictions where the Company or any subsidiary is subject examination by federal, state, or local taxing authorities before 2001. The Internal Revenue Service (IRS) has not examined the Company’s or any subsidiaries federal tax returns since before 2001, and the Company currently is not aware of any examination planned or contemplated by the IRS. The California Franchise Tax Board (FTB) is currently examining the Company’s 2004 state tax return, and it is anticipated that the examination will be completed during the second half of 2007.

During the second quarter of 2006, the FTB issued the Company a letter of proposed adjustments to, and assessments for, (as a result of examination of the tax years 2001 and 2002) certain tax benefits taken by the REIT during 2002. The Company continues to review the information available from the FTB and its financial advisors and believes that the Company's position has merit. The Company will pursue its tax claims and defend its use of these entities and transactions. The Company will continue to assert its administrative protest and appeal rights pending the outcome of litigation by another taxpayer presently in process on the REIT issue in the Los Angeles Superior Court (City National v. Franchise Tax Board).

The Company has reviewed its REIT tax position as of January 1, 2007 (adoption date) and March 31, 2007 in light of the adoption of FIN48. The Bank, with guidance from advisors believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined in FIN48) that the Bank will prevail in its case with the FTB. As a result of the implementation of FIN48, the Company recognized approximately a $1.3 million increase in the liability for unrecognized tax benefits (included in other liabilities), which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The adjustment provided at adoption included penalties proposed by the FTB of $181,000 and interest totaling $210,000. During the quarter ended March 31, 2007, the Company recorded an additional $21,000 in interest liability pursuant to the provisions of FIN48. The Company had approximately $413,000 accrued for the payment of interest and penalties at March 31, 2007. Subsequent to the initial adoption of FIN48, it is the Company’s policy to recognize interest expense related to unrecognized tax benefits, and penalties, as a component tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,298,470
Additions for tax provisions of prior years	21,475
Balance at March 31, 2007	$1,319,945

12. Fair Market Value - Adoption of SFAS No. 159

Effective January 1, 2007, the Company elected early adoption of SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. The Company also adopted the provisions of SFAS No. 157, “Fair Value Measurements”, effective January 1, 2007, in conjunction with the adoption of SFAS No. 159. SFAS No. 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Company elected the fair value measurement option for all the Company’s pre-existing junior subordinated debentures with a carrying cost of $15.5 million, prior to the adoption of SFAS No. 159.

The Company believes its adoption of SFAS No. 159 will have a positive impact on its ability to better manage the balance sheet and interest rate risks associated with this liability while potentially benefiting the net interest margin, net interest income, net income and earnings per common share in future periods. Specifically, the Company believes the election of fair value accounting for the junior subordinated debentures better reflects the true economic value of the debt instrument on the balance sheet. The Company’s junior subordinated debentures were issued in 2001 when the Trust Preferred Securities market was new and less liquid than today. As a result, subordinated debentures are available in the market at narrower spreads and lower issuing costs. With a higher-than-market spread to LIBOR, and remaining capitalized issuance costs of more than $400,000 on the balance sheet, the Company’s cost-basis of the subordinated debentures recorded on the balance does not properly reflect the true opportunity costs to the Company.

The initial fair value measurement at adoption resulted in a $1,053,000 cumulative-effect adjustment to the opening balance of retained earnings at January 1, 2007. The adjustment resulted in an increase of $1,053,000 in the reported balance of the junior subordinated debentures, an increase in deferred tax assets of $443,000 and the corresponding reduction in retained earnings of $610,000. Under SFAS No. 159, this one-time charge to shareholders’ equity was not recognized in earnings. In addition to the fair value adjustment of the junior subordinated debentures recorded effective January 1, 2007, the Company also removed the remaining $405,000 in unamortized issuance costs of the debt instrument. The remaining issuance costs were removed in accordance with SFAS 159 effective January 1, 2007, with corresponding charges of $170,000 to deferred taxes and $235,000 to retained earnings.

As a requirement of electing early adoption of SFAS 159, the Company also adopted SFAS 157, “Fair Value Measurement” effective January 1, 2007. The Company utilized the guidelines of SFAS No. 157 to perform the fair value analysis on the junior subordinated debentures. In its analysis, the Company used a net-present-value approach based upon observable market rates of interest, over a term that considers the most advantageous market for the liability, and the most reasonable behavior of market participants. The following paragraphs provide information on the fair value determination for the junior subordinated debentures.

The Company holds junior subordinated debentures (liability) issued to capital trusts commonly known as "Trust Preferred securities.” The debt instrument was issued on July 25, 2001 in the amount of $15,000,000 with a thirty-year maturity, interest benchmarked at the 6-month-LIBOR rate (re-priced in January and July each year) plus 3.75%. The Company holds a right to redeem the debentures at its option. The prepayment provisions of the instrument allow repayment after five years (July 25, 2006) with a prepayment penalty of 7.69%. Subsequent year prepayment penalties are as follows; 6.15% in 2007, 4.61% in 2008, 3.08 in 2009, 1.54% in 2010 and no penalty after July 25, 2011. The debt instrument carries a higher interest rate than similar debt instruments issued in the current market. Typical interest rates currently range from 3-month-LIBOR plus 0.75%, to 3-month-LIBOR plus +2.0%, depending on the credit risk of the borrower. Companies with credit risk similar to the Company may expect a rate of 3-month-LIBOR + 1.55% to 1.65%.

SFAS 157 requires the fair value of the liability be determined based on the assumptions that market participant’s use in pricing the liability. In developing those assumptions, the Company identified characteristics that distinguish market participants generally, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. The Company’s junior subordinated debentures include an option for the Company to prepay the principal with a pre-payment premium. The next opportunity for prepayment is July 25, 2007. An active market quote to determine pricing is not appropriate in this case because the instrument can, and likely would be, settled principal to principal. The contractual terms include an option to prepay the principal at a premium. The option to prepay is owned by the Company. These factors meet the definition of the most advantageous market and are the more precise method for determining a hypothetical exit price from a measurement date.

The Company determined that using present value of the future cash flows is an acceptable method of valuation, and the most appropriate in this case. The Company utilized discount rates in the present value analysis that were observable in the marketplace for borrowers with similar credit risk as the Company. At 1/1/07 and 3/31/07, junior subordinated debentures were offered at 3-month LIBOR rates + 1.65% and 1.55% respectively. The periods used for measurement end on July 25, 2007, the date the Company intends to redeem the debentures. Contractually, the Company may prepay the principal on July 25, 2007 along with a prepayment penalty of 6.15% of the principal, or $922,500. The cash flows used for the net-present-value analysis included periodic interest payments, as well as the payment of principal and the $922,500 pre-payment premium at the redemption date of July 25, 2007, all discounted at a market rate of interest, taking into account credit risk factors for the Company.

The following table summarizes the effects of the adoption of SFAS No. 159 at both adoption date and March 31, 2007 (in 000’s) on the Company’s junior subordinated debentures. Changes in fair value (FV) for periods subsequent to adoption are recorded in current earnings. The activity and net change in fair value was not significant for the quarter ended March 31, 2007.

Balance of junior subordinated debentures at December 31, 2006	$15,464
Adjustments upon adoption:
Combine accrued interest 1/1/07	613
Total carrying value 1/1/07	16,077
FV adjustment upon adoption of SFAS No. 159	1,053
Total FV of junior subordinated debentures at adoption - January 1, 2007	$17,130

Total FMV of junior subordinated debentures at March 31, 2007	$16,712

13. Fair Value Measurements- Adoption of SFAS No. 157

Effective January 1, 2007, the Company adopted SFAS 157, “Fair Value Measurements”, concurrent with its early adoption of SFAS No. 159. SFAS No. 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. This statement applies whenever other accounting pronouncements require or permit fair value measurements.

The fair value hierarchy under SFAS No. 157 prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3). Level 1 inputs are unadjusted quoted prices in active markets (as defined) for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability, and reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

The Company performs fair value measurements on certain assets and liabilities as the result of the application of accounting guidelines and pronouncements that were relevant prior to the adoption of SFAS No. 157. Some fair value measurements, such as for available-for-sale securities and interest rate swaps are preformed on a recurring basis, while others, such as impairment of goodwill and other intangibles, are performed on a nonrecurring basis.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis during the period (in 000’s):
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	March 31, 2007	(Level 1)	(Level 2)	(Level 3)
AFS Securities	$98,026	$98,026
Interest Rate Swap	(205)		($205)
Impaired Loans	10,918		9,515	$1,403
Total	$108,739	$98,026	$9,310	$1,403

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	March 31, 2007	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	16,712		16,712
Total	16,712	0	16,712	0

Available for sale securities are valued based upon open-market quotes obtained from reputable third-party brokers. Market pricing is based upon specific CUSIP identification for each individual security. Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.

The fair value of interest rate swap contracts is based on the discounted net present value of the swap using third party dealer quotes. Changes in fair market value are recorded in other comprehensive income, and changes resulting from ineffectiveness are recorded in current earnings.

Fair value measurements for impaired loans are performed pursuant to SFAS No. 114, and are based upon either collateral values supported by appraisals, or discounted cash-flow assumptions. The Company has a portfolio of impaired leases for which it uses a discounted cash flow valuation, based upon management’s estimation of the probability of collection and the potential amount that may ultimately be collected. The change in fair value of impaired assets that were valued based upon level three inputs was approximately $118,000 for the quarter ended March 31, 2007. This loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the loan loss reserve. Such adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for credit losses recorded in current earnings.

Upon adoption of SFAS No. 159 on January 1, 2007, the Company elected the fair value measurement option for all the Company’s pre-existing junior subordinated debentures. The fair value of the debentures was determined based upon discounted cash flows utilizing observable market rates and credit characteristics for similar instruments. In its analysis, the Company used characteristics that distinguish market participants generally, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. The adjustment for fair value at adoption was recorded as a cumulative-effect adjustment to the opening balance of retained earnings at January 1, 2007. Fair value adjustments subsequent to adoption are recorded in current earnings (see Note 12 to the financial statements included herein in the Company’s 10-Q for March 31, 2007).

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis during the period (in 000’s):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	March 31, 2007	(Level 1)	(Level 2)	(Level 3)
Business combination:
Securities - AFS	7,414	7,414
Loans, net allowance for losses	62,426			62,426
Premises and Equipment	729			729
Deferred tax assets (NOL)	2,135		2,135
Goodwill	7,870			7,870
Other assets	7,633			7,633
Total assets	88,207	7,414	2,135	78,658

	(in 000's)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	March 31, 2007	(Level 1)	(Level 2)	(Level 3)
Business combination:
Deposits (net CDI)	66,385			66,385
Other liabilities	286			286
Total liabilities	66,671	0	0	66,671

The Company completed its merger with Legacy Bank in February 2007 (see Note 14 to the financial statements included herein in the Company’s 10-Q for March 31, 2007). The merger transaction was accounted for using the purchase accounting method, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities. The allocations of purchase price based upon the fair market value of assets acquired and liabilities assumed is preliminary, but management does not believe that adjustments, if any, will be material. The fair value measurements for Legacy’s loan portfolio included certain market rate assumptions on segmented portions of the loan portfolio with similar credit characteristics, and credit risk assumptions specific to the individual loans within that portfolio. Available-for sale securities were valued based upon open-market quotes obtained from reputable third-party brokers. Deferred tax assets consist of a net operating loss carry-forward (NOL), the amount of which was obtained from Legacy Bank’s tax returns. The ultimate utilization of the NOL is based upon management’s assumptions about the future earnings of the Company. Legacy’s deposits were valued based upon anticipated net present cash flows related to Legacy’s deposit base, and resulted in a core deposit intangible (CDI) adjustment of $3.2 million carried as an asset on the Company’s balance sheet. Assumptions used to determine the CDI included anticipated costs of, and revenues generated by, those deposits, as well as the estimated life of the deposit base. Other assets and liabilities generally consist of short-term items including cash, overnight investments, and accrued interest receivable or payable, and as such, it was determined that carrying value approximated fair value.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on both a recurring (impaired loans) and nonrecurring (business combination) basis during the period (in 000’s):

Reconciliation of Assets:	Impaired Loans	Business Combination	Total
Beginning balance	$1,521	$0	$1,521
Total gains or (losses) included in earnings (or changes in net assets)	(203)	9,910	9,707
Transfers in and/or out of Level 3	85	68,748	68,833
Ending balance	$1,403	$78,658	$80,061

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	($203)	$9,910	$9,707

Reconciliation of Liabilities:	Business Combination
Beginning balance	$0
Total (gains) or losses included in earnings (or changes in net assets)	(3,215)
Transfers in and/or out of Level 3	69,600
Ending balance	$66,385

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	($3,215)

The amounts shown as gains or losses in the above tables for the business combination represent fair value adjustments at merger date and are recorded as changes in net assets rather than gains or losses reflected in current earnings. The $9.9 million reflected in the reconciliation of assets for the business combination includes fair value adjustments of $23,000 for available-for-sale securities, $(118,000) for net loans, $2.1 million for deferred tax assets, and $7.9 million for goodwill. The $3.2 million reflected in the reconciliation of liabilities for the business combination is comprised solely of the core deposit intangible valuation on Legacy’s deposit base.

14. Business Combination

On February 16, 2007, the Company acquired 100 percent of the outstanding common shares of Legacy Bank, N.A., located in Campbell, California. At merger, Legacy Bank’s one branch was merged with and into United Security Bank, a wholly owned subsidiary of the Company. The purchase of Legacy Bank provided the Company with an opportunity to expand its market area into Santa Clara County and to serve a loyal and growing small business niche and individual client base build by Legacy.

The aggregate purchase price for Legacy was $21.7 million, which included $171,000 in direct acquisition costs related to the merger. At the date of merger, Legacy Bank had 1,674,373 shares of common stock outstanding. Based upon an exchange rate of approximately .58 shares of the Company’s stock for each share of Legacy stock, Legacy shareholders received 976,411 shares of the Company’s common stock, amounting to consideration of approximately $12.86 per Legacy common share.

Legacy’s results of the operations have been included in the Company’s results beginning February 17, 2007.

The following summarizes the purchase and the resultant allocation to fair-market-value adjustments and goodwill:

Purchase Price:
Total value of the Company's common stock exchanged	$21,536
Direct acquisition costs	177
Total purchase price	21,713
Allocation of Purchase Price:
Legacy's shareholder equity	8,588
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Investments	23
Loans	(118)
Deferred tax asset (NOL)	2,135
Core Deposit Intangible	3,215
Estimated fair value of net assets acquired	13,843
Goodwill resulting from acquisition	$7,870

The following condensed balance sheet summarizes the amount assigned for each major asset and liability category of Legacy at the merger date:

Assets:
Cash	$3,173
Federal Funds Purchased	3,200
Securities available for sale	7,414
Loans, net of allowance for loan losses	62,426
Premises and equipment	729
Deferred tax assets (NOL)	2,135
Core deposit intangibles	3,215
Goodwill	7,870
Accrued interest and other assets	1,260
Total Assets	$91,422
Liabilities:
Deposits:
Non-interest bearing	$17,262
Interest-bearing	52,338
Total deposits	$69,600
Accrued interest payable and other liabilities	286
Total liabilities	$69,886
Net assets	$21,536

The merger transaction was accounted for using the purchase accounting method, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities. The allocations of purchase price based upon the fair market value of assets acquired and liabilities assumed is preliminary, but management does not believe that adjustments, if any, will be material. The Company is currently reviewing the core deposit intangible allocation in relation to certain promotional savings deposits which may prove to be more volatile that originally anticipated. While management believes the Company will be able to fully utilize the net operating loss carry-forward (NOL) obtained in the Legacy merger, the 2007 portion of Legacy’s NOL has not been finalized, which may result in minor adjustments to the deferred tax asset carried on the Company’s balance sheet. The Company has utilized a fair value approach for Legacy’s loan portfolio which includes certain market rate assumptions on segmented portions of the loan portfolio with similar credit characteristics, and credit risk assumptions specific to the individual loans within that portfolio. The Company is currently reviewing whether additional fair market analysis is required under the guidelines of newly-adopted SFAS No. 157, “Fair Value Measurements”. Any changes in the fair-market-value assumptions used for purchase allocation purposes will be reflected as an adjustment to goodwill.

Core deposit intangibles totaling $3.2 million will be amortized for book purposes over an estimated life of approximately 7 years using the yield method. Core deposit intangibles will be reviewed for impairment on an annual basis.

Goodwill totaling $7.9 million will not be amortized for book purposes under current accounting guidelines. Because the merger was a purchase of assets, goodwill is tax deductible over a statutory term of 15 years.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) competitive pressures in the banking industry and changes in the regulatory environment; ii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; iv) credit quality deterioration that could cause an increase in the provision for loan losses; v) Asset/Liability matching risks and liquidity risks; volatility and devaluation in the securities markets, and vi) expected cost savings from recent acquisitions are not realized. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

On February 16, 2007, the Company completed its merger of Legacy Bank, N.A. with and into United Security Bank, a wholly owned subsidiary of the Company. Legacy Bank which began operations in 2003 operated one banking office in Campbell, California serving small business and retail banking clients. With its small business and retail banking focus, Legacy Bank provides a unique opportunity for United Security Bank to serve a loyal and growing small business niche and individual client base in the San Jose area. Upon completion of the merger, Legacy Bank's branch office began operating as a branch office of United Security Bank. As of February 16, 2007 Legacy Bank had net assets of approximately of $8.6 million, including net loans of approximately $63 million and deposits of approximately $70 million.

In the merger, the Company issued 976,411 shares of its stock in a tax free exchange for all of the Legacy Bank common shares. The total value of the transaction was approximately $21.7 million. The merger transaction was accounted for using the purchase accounting method, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy based on the fair value of those assets and liabilities. Fair-market-value adjustments and intangible assets totaled approximately $12.9 million, including $7.9 million in goodwill. The allocations of purchase price based upon the fair market value of assets acquired and liabilities assumed is preliminary, but management does not believe that adjustments, if any, will be material (see Note 14 to the Company’s consolidated financial statements).

The Company currently has eleven banking branches, which provide financial services in Fresno, Madera, Kern, and Santa Clara counties.

Trends Affecting Results of Operations and Financial Position

The following table summarizes the quarterly and year-to-date averages of the components of interest-bearing assets as a percentage of total interest-bearing assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	3/31/07	12/31/06	3/31/06
Loans and Leases	83.11%	80.26%	75.87%
Investment securities available for sale	14.56%	15.65%	16.91%
Interest-bearing deposits in other banks	1.24%	1.33%	1.37%
Federal funds sold	1.09%	2.76%	5.85%
Total earning assets	100.00%	100.00%	100.00%

NOW accounts	9.62%	11.21%	12.35%
Money market accounts	29.24%	31.56%	30.64%
Savings accounts	9.29%	8.02%	8.52%
Time deposits	47.04%	44.72%	44.73%
Other borrowings	1.37%	0.96%	0.02%
Subordinated debentures	3.44%	3.53%	3.74%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

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

The Company continues its business development and expansion efforts throughout a dynamic and growing market area, and as a result, realized substantial increases in both loan and deposit volumes during the three months ended March 31, 2007. Resulting primarily from the Legacy Bank merger completed during February 2007, the Company experienced increases of $82.7 million in loans, while other interest earning assets, including investment securities and federal funds sold, declined during the period, as loan growth exceeded deposit growth during the period. The Company experienced growth in all loan categories except lease financing, with growth being strongest in commercial and industrial loans, commercial real estate loans real estate, and construction loans. Deposit growth totaled $53.2 million during the three months ended March 31, 2007, and as with loan growth, deposit increases were primarily the result of the merger with Legacy Bank. Deposit growth occurred in all categories except noninterest-bearing deposits, which actually declined $10.8 million during the quarter ended March 31, 2007. Depositors continue to be attracted to money market accounts and time deposits over $100,000, as they seek higher yields.

With increases in market rates of interest slowing during early 2006, and remaining level since mid-2006, the Company has realized moderate increases in net interest margins throughout 2006, which have begun to stabilize during 2007. The Company anticipates stable interest rates in the near future, with possible rate declines during the later part of 2007. The Company’s net interest margin was 6.20% for the three months ended March 31, 2007, as compared to 5.67% for the year ended December 31, 2006, and 5.66% for the three months ended March 31, 2006. With approximately 60% of the loan portfolio in floating rate instruments at March 31, 2007, the effects of market rates continue to be realized almost immediately on loan yields. Loans yielded 10.04% during the three months ended March 31, 2007, as compared to 9.13% for the year ended December 31, 2006, and 8.84% for the three months ended March 31, 2006. Loan yield was enhanced during the first quarter of 2007, as a nonperforming loan was paid off during the quarter, providing an additional $1.1 million in previously unrecognized interest income, and an enhancement to loan yield of approximately 82 basis points. The Company continues to experience pricing pressures on deposits, especially money market accounts and time deposits, as lagging deposit rates have played catch-up since early 2006. The Company’s average cost of funds was 3.80% for the three months ended March 31, 2007 as compared to 3.24% for the year ended December 31, 2006, and 2.69% for the three months ended March 31, 2006.

Noninterest income continues to be driven by customer service fees, which totaled $1.1 million for the three months ended March 31, 2007, representing on increase of $100,000 or 9.65% over the $1.0 million in customer service fees reported for the three months ended March 31, 2006. Total noninterest income actually declined by $1.6 million between the three-month periods ended March 31, 2006 and March 31, 2007, primarily as the result of a nonrecurring $1.9 million gain on the sale of an investment in correspondent bank stock recognized during the first quarter of 2006. Other noninterest income increased approximately $149,000 as the result of a number of items including increases in rental and OREO income experienced during the first quarter of 2007.

Noninterest expense increased a moderate $652,000 or 14.3% between the three-month periods ended March 31, 2006 and March 31, 2007. Increases were experienced in salaries and employee benefits, occupancy expense, professional fees, and other general business expenses, as the Company continues to grow and seek qualified staff as part of its strategic plan. As part of noninterest expense, OREO expense actually declined by $212,000 or 83.5% between the three-month periods ended March 31, 2006 and March 31, 2007 as costs associated with an OREO property the Company was in the process of liquidating during 2006, were not again incurred during 2007.

The Company has maintained a strong balance sheet, with sustained loan growth and sound deposit growth. With the Legacy merger completed during February 2007, total assets have grown more than $85.5 million between December 31, 2006 and March 31, 2007, while net loans have grown $60.1 million, and deposits have grown $53.2 million during the quarter ended March 31, 2007. With increased loan growth, average loans comprised approximately 83% of overall average earning assets during the quarter ended March 31, 2007. In total, average core deposits, including NOW accounts, money market accounts, and savings accounts, continue to comprise a high percentage of total interest-bearing liabilities for the quarter ended March 31, 2007, although time deposits as a percentage of average deposits for the period have increased as the Company has sought brokered deposits to fund continued loan demand. To further fund loan demand, the Company utilized its FHLB credit line during the first quarter of 2007, borrowing $10.0 million for a term of two years at a fixed rate of 4.92%.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties, as well as its new market area of Campbell, in Santa Clara County. The San Joaquin Valley and other California markets continue to benefit from construction lending and commercial loan demand from small and medium size businesses, although commercial and residential real estate markets began to soften somewhat during the later part of 2006. On average, loans have increased nearly $104.4 million between the three-month periods ended March 31, 2006 and March 31, 2007, and end-of-period loans have increased more than $120.2 million between March 31, 2006 and March 31, 2007. Growth continues primarily in commercial and industrial loans, commercial real estate loans, and construction loans. In the future, the Company will continue to maintain an emphasis on its core lending strengths of commercial real estate and construction lending, as well as small business financing, while expanding opportunities in agricultural, installment, and other loan categories when possible.

The Company was affected by several new accounting pronouncements during the first quarter of 2007. On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109”. FIN 48 clarifies SFAS No. 109, “Accounting for Income Taxes”, to indicate a criterion that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. As a result of FIN48, the Company recognized a tax liability of approximately $1.3 million related to the consent dividend deduction taken by the REIT during 2002 (see Note 11 to the Company’s financial statements for the quarter ended March 31, 2007). Under the guidelines of FIN48, the liability was recorded as an adjustment to beginning retained earnings, rather than through the income statement. The Company also chose to early-adopt SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”, effective January 1, 2007. The Company was required to concurrently adopt the provisions of SFAS No. 157, “Fair Value Measurements”, which prescribes methods for fair-market valuation. With the adoption of SFAS No. 159, the Company elected to fair-market value its junior subordinated debt. Pursuant to the guidelines of SFAS No. 159, the company recorded a fair-market value adjustment of $1.1 million effective January 1, 2007, reflected as a reduction of beginning retained earnings (see Note 12 to the Company’s financial statements for the quarter ended March 31, 2007).

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Growth and increasing market share will be of primary importance during the remainder of 2007 and beyond. The Company is excited about its recent merger with Legacy Bank located in Campbell, California. This new acquisition brings additional opportunities in a dynamic new market, and will enable the Company to expand its ability to serve Legacy’s current clients and increase lending capabilities in the market area of Santa Clara County. The Company will continue to develop new business in its Convention Center Branch opened in Downtown Fresno during April 2004, as well in the two Kern County branches acquired during April 2004 as the result of the merger with Taft National Bank. During the third quarter of 2005, the Company relocated its East Shaw branch, as well as the Construction and Consumer Loan Departments, located in Fresno, to a new location in north Fresno, which has enhanced its business presence in that rapidly growing area. During the fourth quarter of 2006, the Company relocated its administrative headquarters to downtown Fresno, thus increasing its presence there. Market rates of interest will continue be an important factor in the Company’s ongoing strategic planning process, as it is predicted that we are near the end of an interest rate cycle, with the potential of falling interest rates during 2007.

Results of Operations

For the three months ended March 31, 2007, the Company reported net income of $3.6 million or $0.30 per share ($0.30 diluted) as compared to $3.9 million or $0.34 per share ($0.34 diluted) for the three months ended March 31, 2006. The Company’s return on average assets was 2.05% for the three-month-period ended March 31, 2007 as compared to 2.47% for the three-month-period ended March 31, 2006. The Bank’s return on average equity was 19.57% for the three months ended March 31, 2007 as compared to 25.75% for the same three-month period of 2006.

Net Interest Income

Net interest income before provision for credit losses totaled $9.7 million for the three months ended March 31, 2007, representing an increase of $1.9 million or 24.6% when compared to the $7.8 million reported for the same three months of the previous year. The increase in net interest income between 2006 and 2007 is primarily the result of increased volumes in, and yields on, interest-earning assets, which more than offset increases in the Company’s cost of interest-bearing liabilities.

The Bank's net interest margin, as shown in Table 1, increased to 6.20% at March 31, 2007 from 5.66% at March 31, 2006, an increase of 54 basis points (100 basis points = 1%) between the two periods. Average market rates of interest increased between the three-month periods ended March 31, 2006 and 2007. The prime rate averaged 8.25% for the three months ended March 31, 2007 as compared to 7.43% for the comparative three months of 2006.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended March 31, 2007 and 2006

		2007			2006
(dollars in thousands)	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans and leases (1)	$529,133	$13,100	10.04%	$424,752	$9,254	8.84%
Investment Securities - taxable	90,431	933	4.18%	92,471	840	3.68%
Investment Securities - nontaxable (2)	2,242	27	4.88%	2,226	27	4.92%
Interest-bearing deposits in other banks	7,919	80	4.10%	7,681	81	4.28%
Federal funds sold and reverse repos	6,913	96	5.36%	32,762	350	4.33%
Total interest-earning assets	636,638	$14,236	9.07%	559,892	$10,552	7.64%
Allowance for credit losses	(9,065)			(7,917)
Noninterest-bearing assets:
Cash and due from banks	25,089			27,362
Premises and equipment, net	15,737			11,195
Accrued interest receivable	4,038			3,171
Other real estate owned	1,919			4,356
Other assets	38,116			35,854
Total average assets	$712,472			$633,913
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$46,251	$66	0.58%	$51,041	$75	0.60%
Money market accounts	140,566	1,065	3.07%	126,639	658	2.11%
Savings accounts	44,649	198	1.80%	35,212	45	0.52%
Time deposits	226,111	2,728	4.89%	184,916	1,668	3.66%
Other borrowings	6,571	94	5.80%	78	1	5.20%
Junior subordinated debentures	16,517	352	8.64%	15,464	292	7.66%
Total interest-bearing liabilities	480,665	$4,503	3.80%	413,350	$2,739	2.69%
Noninterest-bearing liabilities:
Noninterest-bearing checking	147,812			151,664
Accrued interest payable	2,273			1,813
Other liabilities	7,059			6,225
Total Liabilities	637,809			573,052

Total shareholders' equity	74,663			60,861
Total average liabilities and
shareholders' equity	$712,472			$633,913
Interest income as a percentage
of average earning assets			9.07%			7.64%
Interest expense as a percentage
of average earning assets			2.87%			1.98%
Net interest margin			6.20%			5.66%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $817,000 and $842,000 for the three months ended March 31, 2007 and 2006, respectively.

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

Table 2. Rate and Volume Analysis

	Increase (decrease) in the three months ended
	March 31, 2007 compared to March 31, 2006
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$3,846	$1,372	$2,474
Investment securities available for sale	93	112	(19)
Interest-bearing deposits in other banks	(1)	(3)	2
Federal funds sold and securities purchased
under agreements to resell	(254)	82	(336)
Total interest income	3,684	1,563	2,121
Increase (decrease) in interest expense:
Interest-bearing demand accounts	398	359	39
Savings accounts	153	138	15
Time deposits	1,060	639	421
Other borrowings	93	0	93
Subordinated debentures	60	39	21
Total interest expense	1,764	1,175	589
Increase (decrease) in net interest income	$1,920	$388	$1,532

For the three months ended March 31, 2007, total interest income increased approximately $3.7 million or 34.9% as compared to the three-month period ended March 31, 2006. Earning asset volumes increased exclusively in loans, while volumes decreased moderately in investment securities and federal funds sold.

For the three months ended March 31, 2007, total interest expense increased approximately $1.8 million or 64.4% as compared to the three-month period ended March 31, 2006. Between those two periods, average interest-bearing liabilities increased by $67.3 million, while the average rates paid on those liabilities increased by 111 basis points.

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the three months ending March 31, 2007, the provision to the allowance for credit losses amounted to $202,000 as compared to $240,000 for the three months ended March 31, 2006. The amount provided to the allowance for credit losses during the first three months brought the allowance to 1.73% of net outstanding loan balances at March 31, 2007, as compared to 1.67% of net outstanding loan balances at December 31, 2006, and 1.80% at March 31, 2006. The allowance as a percentage of net outstanding loans increased during the three months of 2007 as the result of an increase in the overall level of nonperforming assets during the period.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006:

(In thousands)	2007	2006	Amount of Change	Percent Change
Customer service fees	$1,136	$1,036	$100	9.65%
Gain on sale of OREO	12	15	(3)	-20.00%
Loss on swap ineffectiveness	(1)	0	(1)	--
Gain on sale of investment	0	1,877	(1877)	-100.00%
Shared appreciation income	6	0	6	--
Other	428	279	149	53.41%
Total noninterest income	$1,581	$3,207	$(1,626)	-50.70%

Noninterest income for the three months ended March 31, 2007 decreased $1.6 million or 50.7% when compared to the same period last year. Decreases in total noninterest income experienced during 2007 were the result of a $1.8 million gain on the sale of an investment in correspondent bank during the first quarter of 2006, which not again experienced during 2007. Customer service fees increased $100,000 or 9.65% between the two three-month periods presented, which is attributable primarily to increases in ATM income. Increases in other noninterest income of $149,000 or 53.4% between the three-month periods ended March 2006 and 2007, were the result of a number of items including increases in rental and OREO income experienced during the first quarter of 2007.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006:

Table 4. Changes in Noninterest Expense

(In thousands)	2007	2006	Amount of Change	Percent Change
Salaries and employee benefits	$2,687	$2,436	$251	10.30%
Occupancy expense	823	589	234	39.73%
Data processing	137	132	5	3.79%
Professional fees	443	213	220	103.29%
Directors fees	56	54	2	3.70%
Amortization of intangibles	184	134	50	37.31%
Correspondent bank service charges	76	49	27	55.10%
Loss on California tax credit partnership	101	110	(9)	-8.18%
OREO expense	42	254	(212)	-83.46%
Other	661	577	84	14.56%
Total expense	$5,200	$4,548	$652	14.34%

Increases in noninterest expense between the three months ended March 31, 2006 and 2007 are associated primarily with normal continued growth of the Company, including additional staffing costs, and costs associated with the new branch operations in Campbell, California, resulting from the merger with Legacy Bank. Decreases in OREO expense were the result of additional expenses, including disposal and clean-up costs, incurred during 2006 on a single OREO property, which was in the process of liquidation.

Pursuant to the adoption of SFAS No. 123R during the first quarter of 2006, the Company recognized stock-based compensation expense of $47,000 and $46,000 for the quarters ended March 31, 2007 and 2006, respectively. This expense is included in noninterest expense under salaries and employee benefits. The Company expects stock-based compensation expense to be about $48,000 per quarter during the remainder of 2007. Under the current pool of stock options, stock-based compensation expense will decline to approximately $30,000 per quarter during 2008, then to $17,000 per quarter for 2009, and decline after that through 2011. If new stock options are issued, or existing options fail to vest due, for example, to forfeiture, actual stock-based compensation expense in future periods will change.

Income Taxes

On December 31, 2003 the California Franchise Tax Board (FTB) announced certain tax transactions related to real estate investment trusts (REITs) and regulated investment companies (RICs) will be disallowed pursuant to Senate Bill 614 and Assembly Bill 1601, which were signed into law in the 4th quarter of 2003. As a result, the Company reversed related net state tax benefits recorded in the first three quarters of 2003 and has taken no related tax benefits since that time. The Company continues to review the information available from the FTB and its financial advisors and believes that the Company's position has merit. The Company will pursue its tax claims and defend its use of these entities and transactions. At this time, the Company cannot predict the ultimate outcome.

During the first quarter of 2005, the FTB notified the Company of its intent to audit the REIT for the tax years ended December 2001 and 2002. The Company has retained legal counsel to represent it in the tax audit, and counsel has provided the FTB with documentation supporting the Company's position. The FTB concluded its audit during January 2006. During April 2006, the FTB issued a Notice of Proposed Assessment to the Company, which included proposed tax and penalty assessments related to the tax benefits taken for the REIT during 2002. The Company still believes the case has merit based upon the fact that the FTB is ignoring certain facts of law in the case. The issuance of the Notice of Proposed Assessment by the FTB will not end the administrative processing of the REIT issue because the Company has asserted its administrative protest and appeal rights pending the outcome of litigation by another taxpayer presently in process on the REIT issue in the Los Angeles Superior Court (City National v. Franchise Tax Board). The case is ongoing and may take several years to complete.

On January 1, 2007 the Company adopted Financial Accounting Standards Board (FASB) Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109”. FIN 48 clarifies SFAS No. 109, “Accounting for Income Taxes”, to indicate a criterion that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines of FIN48, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent.” In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

The Company has reviewed its REIT tax position as of January 1, 2007 (adoption date) and March 31, 2007 in light of the adoption of FIN48. The Bank, with guidance from experts believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of experts, cannot conclude that it is “more than likely” (as defined in FIN48) that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007 the Company recorded an adjustment of $1,299,000 to beginning retained earnings upon adoption of FIN48 to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. During the quarter ended March 31, 2007, the Company increased the unrecognized tax liability by an additional $21,000 in interest for the quarter, bringing the total recorded tax liability under FIN48 to $1,320,000 at March 31, 2007. It is the Company’s policy to recognize interest and penalties under FIN48 as a component of income tax expense. The interest amount for the quarter ended March 31, 2007 was not material.

Financial Condition

Total assets increased $85.5 million or 12.61% to a balance of $763.8 million at March 31, 2007, from the balance of $678.3 million at December 31, 2006, and increased $123.9 million or 74.5% from the balance of $639.9 million at March 31, 2006. Total deposits of $640.3 million at March 31, 2007 increased $53.2 million or 9.06% from the balance reported at December 31, 2006, and increased $93.1 million from the balance of $547.2 million reported at March 31, 2006. Between December 31, 2006 and March 31, 2007, loan growth totaled $61.7 million, while securities increased by $14.6 million or 17.59%, and other short-term investments decreased $7.0 million as these funds were utilized to fund loan growth.

Earning assets averaged approximately $636.6 million during the three months ended March 31, 2007, as compared to $559.9 million for the same three-month period of 2006. Average interest-bearing liabilities increased to $480.7 million for the three months ended March 31, 2007, as compared to $413.4 million for the comparative three-month period of 2006.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $562.3 million at March 31, 2007, an increase of $61.7 million or 12.3% when compared to the balance of $500.6 million at December 31, 2006, and an increase of $120.2 million or 27.2% when compared to the balance of $442.1 million reported at March 31, 2006. Loans on average increased 24.6% between the three-month periods ended March 31, 2006 and March 31, 2007, with loans averaging $529.1 million for the three months ended March 31, 2007, as compared to $424.8 million for the same three-month period of 2006.

During the first three months of 2007, increases were experienced in all loan categories except lease financing, with the strongest growth in the Company’s core lending categories of commercial and industrial loans, commercial real estate, and construction loans. The following table sets forth the amounts of loans outstanding by category at March 31, 2007 and December 31, 2006, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	March 31, 2007		December 31, 2006
	Dollar	% of	Dollar	% of	Net%
(In thousands)	Amount	Loans	Amount	Loans	Change	Change
Commercial and industrial	$170,070	30.2%	$155,811	31.1%	$14,259	9.15%
Real estate - mortgage	142,345	25.3%	113,613	22.7%	28,732	25.29%
Real estate - construction	180,576	32.2%	168,378	33.7%	12,198	7.24%
Agricultural	37,876	6.7%	35,102	7.0%	2,774	7.90%
Installment/other	20,624	3.7%	16,712	3.3%	3,912	23.41%
Lease financing	10,822	1.9%	10,952	2.2%	(130)	-1.19%
Total Gross Loans	$562,313	100.0%	$500,568	100.0%	$61,745	13.52%

The overall average yield on the loan portfolio was 10.04% for the three months ended March 31, 2007 as compared to 8.84% for the three months ended March 31, 2006, and increased between the two periods primarily as the result of an increase in market rates of interest which positively impacted loan yields. The loan yield realized during the first quarter of 2007 was enhanced to some degree as the result of a nonperforming loan that was paid off during the quarter, providing an additional $1.1 million in previously unrecognized interest income, and an increase in loan yield for the quarter of approximately 0.82%. At March 31, 2007, 60.0% of the Company's loan portfolio consisted of floating rate instruments, as compared to 59.5% of the portfolio at December 31, 2006, with the majority of those tied to the prime rate.

Loans acquired in the acquisition of Legacy Bank totaled approximately $63.9 million at the date of merger (February 16, 2007). Exclusive of the loans acquired from Legacy Bank during the first quarter, loan balances attributable to the Company’s previously existing loan portfolio actually declined during the quarter ended March 31, 2007. The following table shows the net change experienced during the quarter ended March 31, 2007, removing the effect of the loans acquired in the Legacy Bank merger.

			March 31, 2007	Net Change
	Total Loans	Legacy Loans	Loans without	Quarter Ended
	March 31, 2007	at merger	Legacy Loans	March 31, 2007 (1)
Commercial and industrial	$170,070	$31,735	$138,335	($17,476)
Real estate - mortgage	142,345	14,417	127,928	14,315
Real estate - construction	180,576	12,817	167,759	(619)
Agricultural	37,876	0	37,876	2,774
Installment/other	20,624	4,957	15,667	(1,045)
Lease financing	10,822	0	10,822	(130)
Total Loans	$562,313	$63,926	$498,387	($2,181)

 (1) Net change in loans between December 31, 2006 and March 31, 2007, excluding balance of loans acquired from Legacy Bank at merger date (2/16/07).

Deposits

Total deposits increased during the period to a balance of $640.3 million at March 31, 2007 representing an increase of $53.2 million or 9.06% from the balance of $587.1 million reported at December 31, 2006, and an increase of $93.1 million or 17.02% from the balance reported at March 31, 2006. During the first three months of 2007, increases were experienced in all deposit categories except noninterest-bearing checking accounts.

The following table sets forth the amounts of deposits outstanding by category at March 31, 2007 and December 31, 2006, and the net change between the two periods presented.

Table 6. Deposits

	March 31,	December 31,	Net	Percentage
(In thousands)	2007	2006	Change	Change
Noninterest bearing deposits	$148,199	$159,002	($10,803)	-6.79%
Interest bearing deposits:
NOW and money market accounts	193,946	184,384	9,562	5.19%
Savings accounts	58,130	31,933	26,197	82.04%
Time deposits:
Under $100,000	46,442	42,428	4,014	9.46%
$100,000 and over	193,620	169,380	24,240	14.31%
Total interest bearing deposits	492,138	428,125	64,013	14.95%
Total deposits	$640,337	$587,127	$53,210	9.06%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $64.0 million or 14.95% between December 31, 2006 and March 31, 2007, while noninterest-bearing deposits decreased $10.8 million or 6.79% between the same two periods presented. Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 69.5% and 70.9% of the total deposit portfolio at March 31, 2007 and December 31, 2006, respectively.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $55.9 million or 10.18% in total deposits between the three-month periods ended March 31, 2006 and March 31, 2007. Between these two periods, average interest-bearing deposits increased $59.8 million or 15.03%, while total noninterest-bearing checking decreased $3.9 million or 2.54% on a year-to-date average basis.

Deposit balances acquired in the acquisition of Legacy Bank totaled approximately $69.6 million at the date of merger (February 16, 2007). Exclusive of the deposits acquired from Legacy Bank during the first quarter, deposit balances attributable to the Company’s previously existing deposit base declined approximately $16.4 million during the quarter ended March 31, 2007. The following table shows the net change experienced during the quarter ended March 31, 2007, removing the effect of the deposit balances acquired in the Legacy Bank merger.

		Legacy	March 31, 2007	Net Change
	Total Deposits	Deposits	Deposits	Quarter Ended
	March 31, 2007	at merger	without Legacy	3/31/07 (1)
Noninterest bearing deposits	$148,199	$17,970	$130,229	($28,773)

Interest bearing deposits:
NOW and money market accounts	193,946	10,541	183,405	(979)
Savings accounts	58,130	28,752	29,378	(2,555)
Time deposits:	0	0	0	0
Under $100,000	46,442	2,860	43,582	1,154
$100,000 and over	193,620	9,477	184,143	14,763
Total interest bearing deposits	492,138	51,630	440,508	12,383

Total deposits	$640,337	$69,600	$570,737	($16,390)

(1) Net change between December 31, 2006 and March 31, 2007 in deposit balances, excluding deposits acquired from Legacy Bank at merger date (2/16/07).

Short-Term Borrowings

The Company had collateralized and uncollateralized lines of credit aggregating $280.7 million, as well as FHLB lines of credit totaling $21.7 million at March 31, 2007. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At March 31, 2007, the Company had $10 million borrowed against its FHLB line of credit. The $10 million in FHLB borrowings is for a term of two years at a fixed rate of 4.92% and a maturity date of March 30, 2009. The Company had collateralized and uncollateralized lines of credit aggregating $308.3 million, as well as FHLB lines of credit totaling $28.0 million at December 31, 2006.

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

The allowance for credit losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in existing loans and commitments to extend credit. The adequacy of the allowance for credit losses is based upon management's continuing assessment of various factors affecting the collectibility of loans and commitments to extend credit; including current economic conditions, past credit experience, collateral, and concentrations of credit. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The conclusion that a loan may become uncollectible, either in part or in whole is judgmental and subject to economic, environmental, and other conditions which cannot be predicted with certainty. When determining the adequacy of the allowance for credit losses, the Company follows, in accordance with GAAP, the guidelines set forth in the Revised Interagency Policy Statement on the Allowance for Loan and Lease Losses (“Statement”) issued by banking regulators during December 2006. The Statement is a revision of the previous guidance released in July 2001, and outlines characteristics that should be used in segmentation of the loan portfolio for purposes of the analysis including risk classification, past due status, type of loan, industry or collateral. It also outlines factors to consider when adjusting the loss factors for various segments of the loan portfolio, and updates previous guidance that describes the responsibilities of the board of directors, management, and bank examiners regarding the allowance for credit losses. Securities and Exchange Commission Staff Accounting Bulletin No. 102 was released during July 2001, and represents the SEC staff’s view relating to methodologies and supporting documentation for the Allowance for Loan and Lease Losses that should be observed by all public companies in complying with the federal securities laws and the Commission’s interpretations. It is also generally consistent with the guidance published by the banking regulators. The Company segments the loan and lease portfolio into eleven (11) segments, primarily by loan class and type, that have homogeneity and commonality of purpose and terms for analysis under SFAS No. 5. Those loans, which are determined to be impaired under SFAS No. 114, are not subject to the general reserve analysis under SFAS No. 5, and evaluated individually for specific impairment.

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. During the first three months of 2007, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

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

At March 31, 2007 and 2006, the Company's recorded investment in loans for which impairment has been recognized totaled $15.9 million and $7.5 million, respectively. Included in total impaired loans at March 31, 2007, are $12.7 million of impaired loans for which the related specific allowance is $5.0 million, as well as $3.2 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at March 31, 2006 included $5.5 million of impaired loans for which the related specific allowance is $3.9 million, as well as $2.0 million of impaired loans that, as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $9.0 million during the first three months of 2007 and $15.2 million during the three months of 2006. In most cases, the Bank uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the three months ended March 31, 2007, the Company recognized no income on such loans. For the year ended December 31, 2006 and the three months ended March 31, 2006, the Company recognized $65,000 and $12,000, respectively, in income on such loans.

The Company focuses on competition and other economic conditions within its market area, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. With interest rates remaining level during the second half of 2006, indications are that rates may begin to decline sometime during the later part of 2007. Both business and consumer spending have improved during the past several years, with GDP currently ranging between 3.5% and 4.0%. It is difficult to determine how long the Federal Reserve will continue to adjust interest rates in an effort to influence the economy, however with the 125 basis point increase in the prime rate during the second half of 2004, an additional 200 basis point increase during 2005, and then four 25 basis point increases during 2006, it is predicted that we are near the end of an interest rate cycle. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. The local market has improved economically during the past several years while the rest of the state and the nation have experienced slowed economic growth. The local area residential housing markets continue to perform, which should bode well for sustained growth in the Company’s market areas of Fresno and Madera, Kern, and Santa Clara Counties, although there is some indication of slowing commercial and residential real estate markets in at least some of these areas. Local unemployment rates in the San Joaquin Valley remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates have improved during the past several years. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state, although this growth may begin to slow as higher interest rates dampen economic expansion. Management recognizes increased risk of loss due to the Company's exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity (unaudited)

	March 31,	March 31,
(In thousands)	2007	2006
Total loans outstanding at end of period before
deducting allowances for credit losses	$561,005	$499,570
Average net loans outstanding during period	529,133	424,752

Balance of allowance at beginning of period	8,365	7,748
Loans charged off:
Real estate	0	0
Commercial and industrial	(66)	(2)
Lease financing	0	(69)
Installment and other	(86)	(4)
Total loans charged off	(152)	(75)
Recoveries of loans previously charged off:
Real estate	0	0
Commercial and industrial	6	34
Lease financing	0	1
Installment and other	13	10
Total loan recoveries	19	45
Net loans charged off	(133)	(30)

Provision charged to operating expense	202	240
Reserve acquired in business combination	1,268	0
Balance of allowance for credit losses
at end of period	$9,702	$7,958

Net loan charge-offs to total average loans (annualized)	0.10%	0.03%
Net loan charge-offs to loans at end of period (annualized)	0.10%	0.02%
Allowance for credit losses to total loans at end of period	1.71%	1.59%
Net loan charge-offs to allowance for credit losses (annualized)	5.56%	1.53%
Net loan charge-offs to provision for credit losses (annualized)	65.84%	12.50%

At March 31, 2007 and 2006, $568,000 and $542,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities. Management believes that the 1.73% credit loss allowance at March 31, 2007 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets

	March 31,	December 31,
(In thousands)	2007	2006
Nonaccrual Loans	$15,973	$8,138
Restructured Loans	88	4,906
Total nonperforming loans	16,061	13,044
Other real estate owned	1,919	1,919
Total nonperforming assets	$17,980	$14,963

Loans past due 90 days or more, still accruing	$0	$0
Nonperforming loans to total gross loans	2.86%	2.61%
Nonperforming assets to total gross loans	3.20%	2.99%

Nonaccrual loans have increased between December 31, 2006 and March 31, 2007 as the result of the transfer of two lending relationships to nonaccrual status during the first quarter of 2007, one of those relationships totaling more than $6.0 million. The $6.0 million land development loan is a shared appreciation credit, and as such, the Company has agreed to receive interest on the loan as lots are sold rather than monthly, and the borrower has agreed to share in the profits of the project. Interest is accrued and recognized in income on an ongoing basis. Shared appreciation profit is currently established at $22,000 per lot. Upon moving the credit to nonaccrual status during the first quarter of 2007, the Company did not reverse the accrued interest amount of $865,000 from income, based upon the current appraised value of the property and the additional values estimated of the 177 completed lots (see “Asset Quality and Allowance for Credit Losses” section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s December 31, 2006 10-K). . At this time, the Company believes that based upon such values, it will collect all principal and interest due on the loan.

A $4.9 million loan classified as restructured at December 31, 2006, paid off during the first quarter of 2007, resulting in the recognition of approximately $1.1 million in previously unrecognized interest income during the period. The proceeds from the pay-off were not received until the first week of April 2007, and as a result the $5.9 million pay-off was recorded in other assets as a receivable at March 31, 2007, with a corresponding reduction in loans outstanding at period-end.

The Company purchased a schedule of payments collateralized by Surety Bonds and lease payments in September 2001 that have a current balance owing of $5.4 million plus interest. The leases have been nonperforming since June 2002 (see “Asset Quality and Allowance for Credit Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2006 Annual Report on Form 10-K). The impaired lease portfolio is on non-accrual status and has a specific allowance allocation of $4.2 million and $4.0 million allocated at March 31, 2007 and December 31, 2006, and a net carrying value of $1.2 million and $1.4 million at March 31, 2007 and December 31, 2006, respectively. The specific allowance was determined based on an estimate of expected future cash flows.

The Company believes that under generally accepted accounting principles a total loss of principal is not probable, and the specific allowance of $4.2 million calculated for the impaired lease portfolio at March 31, 2007 under SFAS No. 114 is in accordance with generally accepted accounting principles.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at March 31, 2007 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk. The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 60.0% of the Company’s loan portfolio at March 31, 2007. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At March 31, 2007, the Bank had 72.2% of total assets in the loan portfolio and a loan to deposit ratio of 87.6%. Liquid assets at March 31, 2007 include cash and cash equivalents totaling $32.0 million as compared to $43.1 million at December 31, 2006. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $302.4 million at March 31, 2007.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During the three months ended March 31, 2007, dividends paid by the Bank to the parent company totaled $4.3 million dollars.

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

The following table sets forth the Company’s and the Bank's actual capital positions at March 31, 2007 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank
	Actual	Actual	Minimum
	Capital Ratios	Capital Ratios	Capital Ratios
Total risk-based capital ratio	13.68%	13.42%	10.00%
Tier 1 capital to risk-weighted assets	12.48%	12.22%	6.00%
Leverage ratio	12.45%	12.17%	5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at March 31, 2007. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first three months of 2007, the Company has received $4.3 million in cash dividends from the Bank, from which the Company paid $1.4 million in dividends to shareholders.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At March 31, 2007 the Bank's qualifying balance with the Federal Reserve was approximately $25,000 consisting of balances held with the Federal Reserve.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of March 31, 2007 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on a spread from the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge has a remaining notional value of $9.5 million at March 31, 2007, matures in September 2008, and has a duration of approximately 6 months. As of March 31, 2007, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 1.5 years. As of March 31, 2007, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $129,000 (net of tax benefit of $52,000). During the three months ended March 31, 2007, $120,000 was reclassified from other accumulated other comprehensive income into expense, and is reflected as a reduction in interest income.

The Company performs a quarterly analysis of the interest rate swap agreement. At September 30, 2006, the Company determined that the swap remains highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge, and therefore continues to qualify for hedge accounting under the guidelines of SFAS No. 133. However, during the second quarter of 2006, the Company determined that the underlying loans being hedged were paying off faster than the notional value of the hedge instrument was amortizing. This difference between the notional value of the hedge and the underlying hedged assets is considered an “overhedge” pursuant to SFAS No. 133 guidelines and may constitute ineffectiveness if the difference is other than temporary. The Company determined during 2006 that the difference was other than temporary and, as a result, reclassified a net total of $75,000 of the pretax hedge loss reported in other comprehensive income into earnings during 2006. As of March 31, 2007, the notional value of the hedge is still in excess of the value of the underlying loans by approximately $3.5 million, resulting in a pretax hedge loss related to swap ineffectiveness of approximately $1,000 during the first quarter of 2006. Amounts recognized as hedge ineffectiveness gains or losses are reflected in noninterest income.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at March 31, 2007, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at March 31, 2007 and December 31, 2006 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	March 31, 2007			December 31, 2006
Change in	Estimated MV	Change in MV	Change in MV	Estimated MV	Change in MV	Change in MV
Rates	of Equity	of Equity $	of Equity $	Of Equity	of Equity $	of Equity %
+ 200 BP	$110,965	$1,638	1.50%	$90,317	$912	1.02%
+ 100 BP	110,991	1,664	1.52%	90,524	1,118	1.25%
0 BP	109,327	0	0.00%	89,406	0	0.00%
- 100 BP	106,133	(3,194)	-2.92%	87,291	(2,115)	-2.37%
- 200 BP	101,388	(7,938)	-7.26%	84,278	(5,128)	-5.74%

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

(b) Changes in Internal Controls over Financial Reporting: During the quarter ended March 31, 2007, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls over financial reporting or other factors that could significantly affect these controls.

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

PART II. Other Information

Item 1. Not applicable

Item 1A. There have been no material changes in the Company’s risk factors during the first quarter of 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by Affiliates and Associated Purchasers

			Total Number of	Maximum Number
		Weighted	Shares Purchased	of Shares That May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	Of Shares	Price Paid	Announced Plan	Under the Plans
Period	Purchased	Per Share	or Program	Or Programs
01/01/07 to 01/31/07	2,404	$22.79	2,404	239,989
02/01/07 to 02/28/07	71,994	$21.77	71,994	167,995
03/01/07 to 03/31/07	43,005	$20.94	43,005	124,990

Total first quarter 2007	117,403	$21.48	117,403

On August 30, 2001 the Company announced that its Board of Directors approved a plan to repurchase, as conditions warrant, up to 280,000 shares (560,000 shares adjusted for May 2006 stock split) of the Company's common stock on the open market or in privately negotiated transactions. The duration of the program was open-ended and the timing of purchases was dependent on market conditions. A total of 215,423 shares (430,846 shares adjusted for May 2006 stock split) had been repurchased under that plan as of December 31, 2003, at a total cost of $3.7 million.

Then, on February 25, 2004 the Company announced another stock repurchase plan under which the Board of Directors approved a plan to repurchase, as conditions warrant, up to 276,500 shares (553,000 shares adjusted for May 2006 stock split) of the Company's common stock on the open market or in privately negotiated transactions. As with the first plan, the duration of the new program is open-ended and the timing of purchases will depend on market conditions.

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

United Security Bancshares

Date: May 9, 2007	/S/ Dennis R. Woods
Dennis R. Woods President and Chief Executive Officer

/S/ Kenneth L. Donahue
Kenneth L. Donahue Senior Vice President and Chief Financial Officer