Form 10-Q
period 2007-06-30
UNITED SECURITY BANCSHARES
filed 2007-08-09
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32987

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1525 East Shaw Ave., Fresno, California	93710
(Address of principal executive offices)	(Zip Code)

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

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2007: $176,229,651

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value
(Title of Class)

Shares outstanding as of July 31, 2007: 11,932,000

TABLE OF CONTENTS

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets - (unaudited)
June 30, 2007 and December 31, 2006

	June 30,	December 31,
(in thousands except shares)	2007	2006
Assets
Cash and due from banks	$24,190	$28,771
Federal funds sold	2,376	14,297
Cash and cash equivalents	26,566	43,068
Interest-bearing deposits in other banks	7,910	7,893
Investment securities available for sale at fair value	91,636	83,366
Loans and leases	590,264	500,568
Unearned fees	(1,234)	(999)
Allowance for credit losses	(9,905)	(8,365)
Net loans	579,125	491,204
Accrued interest receivable	4,477	4,237
Premises and equipment - net	15,970	15,302
Other real estate owned	1,919	1,919
Intangible assets	4,803	2,264
Goodwill	8,835	750
Cash surrender value of life insurance	13,769	13,668
Investment in limited partnership	3,347	3,564
Deferred income taxes	8,006	5,307
Other assets	5,949	5,772
Total assets	$772,312	$678,314

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$137,563	$159,002
Interest bearing	503,624	428,125
Total deposits	641,187	587,127
Federal funds purchased	13,060	0
Other borrowings	10,000	0
Accrued interest payable	1,831	2,477
Accounts payable and other liabilities	7,867	7,204
Junior subordinated debentures (at fair value 6/30/07)	16,998	15,464
Total liabilities	690,943	612,272

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 11,943,363 and 11,301,113 issued and outstanding, in 2007 and 2006, respectively	33,966	20,448
Retained earnings	48,618	46,884
Accumulated other comprehensive loss	(1,215)	(1,290)
Total shareholders' equity	81,369	66,042
Total liabilities and shareholders' equity	$772,312	$678,314

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands except shares and EPS)	2007	2006	2007	2006
Interest Income:
Loans, including fees	$12,809	$10,421	$25,909	$19,675
Investment securities – AFS – taxable	1,000	803	1,933	1,642
Investment securities – AFS – nontaxable	27	27	54	54
Federal funds sold	49	79	145	429
Interest on deposits in other banks	77	80	157	161
Total interest income	13,962	11,410	28,198	21,961
Interest Expense:
Interest on deposits	4,531	2,880	8,588	5,326
Interest on other borrowings	595	431	1,041	724
Total interest expense	5,126	3,311	9,629	6,050
Net Interest Income Before
Provision for Credit Losses	8,836	8,099	18,569	15,911
Provision for Credit Losses	208	123	410	363
Net Interest Income	8,628	7,976	18,159	15,548
Noninterest Income:
Customer service fees	1,176	964	2,312	2,000
Gain on sale of other real estate owned	11	12	23	27
Gain on proceeds from bank-owned life insurance	219	477	219	477
Gain (loss) on swap ineffectiveness	33	(147)	32	(147)
Gain on fair value option of financial liabilities	113	0	113	0
Gain on sale of investment in correspondent bank stock	0	0	0	1,877
Shared appreciation income	18	0	24	0
Other	384	288	812	567
Total noninterest income	1,954	1,594	3,535	4,801
Noninterest Expense:
Salaries and employee benefits	2,795	2,374	5,482	4,810
Occupancy expense	917	614	1,740	1,203
Data processing	99	145	236	277
Professional fees	333	207	766	420
Director fees	72	56	128	110
Amortization of intangibles	278	135	462	269
Correspondent bank service charges	129	51	205	100
Loss on California tax credit partnership	116	110	217	220
OREO expense	33	680	75	934
Other	745	664	1,406	1,241
Total noninterest expense	5,517	5,036	10,717	9,584
Income Before Taxes on Income	5,065	4,534	10,977	10,765
Provision for Taxes on Income	1,757	1,472	4,066	3,839
Net Income	$3,308	$3,062	$6,911	$6,926
Other comprehensive income, net of tax:
Unrealized gain (loss) on available for sale securities, interest rate swap, and past service costs of employee benefit plans - net income tax (benefit) of $(156), $125, $50 and $41	(262)	188	75	62
Comprehensive Income	$3,046	$3,250	$6,986	$6,988
Net Income per common share
Basic	$0.27	$0.27	$0.58	$0.61
Diluted	$0.27	$0.27	$0.57	$0.60
Shares on which net income per common shares were based
Basic	12,078,030	11,367,629	12,012,675	11,368,679
Diluted	12,135,006	11,502,106	12,068,897	11,496,469

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Periods Ended June 30, 2007

	Common stock	Common stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands except shares)	Number of Shares	Amount
Balance January 1, 2006	11,361,118	$22,084	$38,682	$(1,752)	$59,014
Director/Employee stock options exercised	14,000	123			123
Tax benefit of stock options exercised		7			7
Net changes in unrealized loss on available for sale securities (net of income tax benefit of $247)				(371)	(371)
Net changes in unrealized loss on interest rate swaps (net of income tax of $288)				432	432
Dividends on common stock ($0.22 per share)			(2,501)		(2,501)
Repurchase and cancellation of common shares	(13,205)	(305)			(305)
Stock-based compensation expense		110			110
Net Income			6,926		6,926
Balance June 30, 2006 (Unaudited)	11,361,913	22,019	43,107	(1,691)	63,435

Director/Employee stock options exercised	34,000	212			212
Tax benefit of stock options exercised		211			211
Net changes in unrealized loss on available for sale securities (net of income tax of $489)				734	734
Net changes in unrealized loss on interest rate swaps (net of income tax benefit of $149)				(164)	(164)
Net changes in unrecognized past service Cost on employee benefit plans (net of income tax benefit of $112)				(169)	(169)
Dividends on common stock ($0.225 per share)			(2,656)		(2,656)
Repurchase and cancellation of common shares	(94,800)	(2,131)			(2,131)
Stock-based compensation expense		137			137
Net Income			6,433		6,433
Balance December 31, 2006	11,301,113	20,448	46,884	(1,290)	66,042

Director/Employee stock options exercised	90,000	510			510
Net changes in unrealized loss on available for sale securities (net of income tax benefit of $39)				(58)	(58)
Net changes in unrealized loss on interest rate swaps (net of income tax of $61)				91	91
Net changes in unrecognized past service Cost on employee benefit plans (net of income tax of $28)				42	42
Dividends on common stock ($0.25 per share)			(3,034)		(3,034)
Repurchase and cancellation of common shares	(424,161)	(8,622)			(8,622)
Issuance of shares for business combination	976,411	21,537			21,537
Stock-based compensation expense		93			93
Cumulative effect of adoption of SFAS No. 159 (net income tax benefit of $613)			(845)		(845)
Cumulative effect of adoption of FIN48			(1,298)		(1,298)
Net Income			6,911		6,911
Balance June 30, 2007 (Unaudited)	11,943,363	$33,966	$48,618	$(1,215)	$81,369

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2007	2006
Cash Flows From Operating Activities:
Net income	$6,911	$6,926
Adjustments to reconcile net earnings to cash provided by operating activities:
Provision for credit losses	410	363
Depreciation and amortization	1,266	802
Amortization of investment securities	(62)	(20)
Decrease (increase) in accrued interest receivable	111	(733)
Decrease in accrued interest payable	(67)	(199)
Increase in unearned fees	3	390
Increase (decrease) in income taxes payable	342	(322)
Excess tax benefits from stock-based payment arrangements	0	(1)
Stock-based compensation expense	93	110
Decrease in accounts payable and accrued liabilities	(1,217)	(156)
Gain on sale of correspondent bank stock	0	(1,877)
Gain on sale of other real estate owned	(23)	(27)
(Gain) loss on swap ineffectiveness	(32)	147
Income from life insurance proceeds	(219)	(477)
(Increase) decrease in surrender value of life insurance	(101)	342
Gain on fair value option of financial liabilities	(113)	0
Loss on limited partnership interest	217	220
Net decrease in other assets	537	202
Net cash provided by operating activities	8,056	5,690

Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	(17)	(116)
Purchases of available-for-sale securities	(19,178)	0
Maturities and calls of available-for-sale securities	18,287	3,402
Net redemption of correspondent bank stock	255	51
Net increase in loans	(26,030)	(65,655)
Cash and equivalents received in bank acquisition	6,373	0
Proceeds from sale of correspondent bank stock	0	2,607
Proceeds from sales of foreclosed assets	14	187
Proceeds from sales of other real estate owned	23	20
Capital expenditures for premises and equipment	(745)	(1,961)
Net cash used in investing activities	(21,018)	(61,465)

Cash Flows From Financing Activities:
Net (decrease) increase in demand deposit and savings accounts	(57,132)	5,278
Net increase in certificates of deposit	41,592	9,369
Net increase in federal funds purchased	13,060	17,100
Net increase in FHLB borrowings	10,000	0
Director/Employee stock options exercised	510	123
Excess tax benefits from stock-based payment arrangements	0	1
Repurchase and retirement of common stock	(8,622)	(305)
Payment of dividends on common stock	(2,948)	(2,388)
Net cash (used in) provided by financing activities	(3,540)	29,178

Net decrease in cash and cash equivalents	(16,502)	(26,597)
Cash and cash equivalents at beginning of period	43,068	63,030
Cash and cash equivalents at end of period	$26,566	$36,433

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

On February 16, 2007, the Company completed its merger with Legacy Bank, N.A., located in Campbell, California, with the acquisition of 100 percent of Legacy’s outstanding common shares. At merger, Legacy Bank’s one branch was merged with and into United Security Bank, a wholly owned subsidiary of the Company. The total value of the merger transaction was $21.5 million, and the shareholders of Legacy Bank received merger consideration consisting of 976,411 shares of common stock of the Company. The merger transaction was accounted for as a purchase transaction, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities. The net of assets acquired and liabilities assumed totaled approximately $8.6 million at the date of the merger. Fair value of Legacy assets and liabilities acquired, and resultant goodwill, has been preliminarily determined, and may be subject to minor adjustments during the third quarter of 2007. (See Note 14 to the Company’s consolidated financial statements contained herein for details of the merger).

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

2. Investment Securities Available for Sale

Following is a comparison of the amortized cost and approximate fair value of securities available for sale as of June 30, 2007 and December 31, 2006:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
June 30, 2007:
U.S. Government agencies	$77,438	$76	($1,258)	$76,256
U.S. Government agency collateralized mortgage obligations	14	0	(1)	13
Obligations of state and political subdivisions	2,227	43	(4)	2,266
Other investment securities	13,677	0	(576)	13,101
	$93,356	$119	($1,839)	$91,636
December 31, 2006:
U.S. Government agencies	$69,746	$51	($1,293)	$68,504
U.S. Government agency collateralized mortgage obligations	17	0	(1)	16
Obligations of state and political subdivisions	2,226	65	(1)	2,290
Other investment securities	13,000	0	(444)	12,556
	$84,989	$116	($1,739)	$83,366

Included in other investment securities at June 30, 2007, is a short-term government securities mutual fund totaling $7.7 million, a CRA-qualified mortgage fund totaling $4.8 million, and a money-market mutual fund totaling $677,000. Included in other investment securities at December 31, 2006, is a short-term government securities mutual fund totaling $7.7 million, and a CRA-qualified mortgage fund totaling $4.8 million. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were no realized gains or losses on sales or calls of available-for-sale securities during the six months ended June 30, 2007 or June 30, 2006.

Securities that have been temporarily impaired less than 12 months at June 30, 2007 are comprised of nine U.S. government agency securities, four municipal agency securities, and one collateralized mortgage obligation, with a total weighted average life of 7.2 years. As of June 30, 2007, there were twelve U.S. government agency securities and two other investment securities with a total weighted average life of 0.9 years that have been temporarily impaired for twelve months or more.

The following summarizes temporarily impaired investment securities at June 30, 2007:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$22,645	$(336)	$43,506	$(922)	$66,151	$(1,258)
U.S. Government agency collateralized mortgage obligations	10	(1)	0	0	10	(1)
Obligations of state and political subdivisions	369	(4)	0	0	369	(4)
Other investment securities	0	0	12,423	(576)	12,423	(576)
Total impaired securities	$23,024	$(341)	$55,929	$(1,498)	$78,953	$(1,839)

Because the decline in market value is attributable to changes in market rates of interest rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company considers these investments to be temporarily impaired at June 30, 2007.

At June 30, 2007 and December 31, 2007, available-for-sale securities with an amortized cost of approximately $72.5 million and $70.9 million (fair value of $71.4 million and $69.7 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

3. Loans and Leases

     Loans include the following:

(In thousands)	June 30, 2007	% of Loans	December 31, 2006	% of Loans
Commercial and industrial	$183,397	31.1%	$155,811	31.1%
Real estate – mortgage	145,719	24.7%	113,613	22.7%
Real estate – construction	181,467	30.7%	168,378	33.7%
Agricultural	49,854	8.4%	35,102	7.0%
Installment/other	19,420	3.3%	16,712	3.3%
Lease financing	10,407	1.8%	10,952	2.2%
Total Gross Loans	$590,264	100.0%	$500,568	100.0%

There were no loans over 90 days past due and still accruing interest at June 30, 2007 or December 31, 2006. Nonaccrual loans totaled $17.8 million and $8.1 million at June 30, 2007 and December 31, 2006, respectively.

An analysis of changes in the allowance for credit losses is as follows:

(In thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Balance, beginning of year	$8,365	$7,748	$7,748
Provision charged to operations	410	880	363
Losses charged to allowance	(168)	(502)	(168)
Recoveries on loans previously charged off	30	239	63
Reserve acquired in merger	1,268	–	–
Reclassification of off-balance sheet reserve	0	0	33
Balance at end-of-period	$9,905	$8,365	$8,039

The allowance for credit losses represents management's estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. The formula allowance for unfunded loan commitments totaling $593,000 at June 30, 2007 is carried in other liabilities. Significant changes in these estimates might be required in the event of a downturn in the economy and/or the real estate markets in the San Joaquin Valley, and the greater Oakhurst and East Madera County areas.

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the periods presented:

(in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Total impaired loans at period-end	$17,921	$8,893	$7,359
Impaired loans which have specific allowance	14,314	5,638	5,930
Total specific allowance on impaired loans	5,056	4,117	4,084
Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	3,607	3,255	1,429

(in thousands)	YTD - 6/30/07	YTD - 12/31/06	YTD - 6/30/06
Average recorded investment in impaired loans during period	$11,973	$10,088	$10,896
Income recognized on impaired loans during period	0	65	35

4. Deposits

Deposits include the following:

	June 30,	December 31,
(In thousands)	2007	2006
Noninterest-bearing deposits	$137,563	$159,002
Interest-bearing deposits:
NOW and money market accounts	187,528	184,384
Savings accounts	50,359	31,933
Time deposits:
Under $100,000	47,582	42,428
$100,000 and over	218,155	169,380
Total interest-bearing deposits	503,624	428,125
Total deposits	$641,187	$587,127

5. Short-term Borrowings/Other Borrowings

At June 30, 2007, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $345.9 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $22.2 million. At June 30, 2007, the Company had an outstanding balance of $10.0 million drawn against its FHLB line of credit. The $10.0 million FHLB advance is for a term of two years, at a fixed rate of 4.92%, and a maturity date of March 30, 2009.

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

6. Supplemental Cash Flow Disclosures

	Six Months Ended June 30,
(In thousands)	2007	2006
Cash paid during the period for:
Interest	$10,274	$6,249
Income Taxes	3,724	4,201
Noncash investing activities:
Dividends declared not paid	$1,499	1,250
Supplemental disclosures related to acquisitions:
Deposits	$69,600
Other liabilities	286
Securities available for sale	(7,414)
Loans, net of allowance for loan losses	(62,426)
Premises and equipment	(728)
Intangibles	(11,085)
Accrued interest and other assets	(3,396)
Stock issued	21,536
Net cash and equivalents acquired	$6,373

7. Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands except earnings per share data)	2007	2006	2007	2006
Net income available to common shareholders	$3,308	$3,062	$6,911	$6,926

Weighted average shares issued	12,078	11,368	12,013	11,369
Add: dilutive effect of stock options	57	134	56	127
Weighted average shares outstanding adjusted for potential dilution	12,135	11,502	12,069	11,496

Basic earnings per share	$0.27	$0.27	$0.58	$0.61
Diluted earnings per share	$0.27	$0.27	$0.57	$0.60

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

The amortizing hedge has a remaining notional value of $8.3 million at June 30, 2007, matures in September 2008, and has a duration of approximately 4 months. As of June 30, 2007, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 1.25 years. As of June 30, 2007, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $91,000 (net of tax benefit of $61,000). During the six months ended June 30, 2007, $200,000 was reclassified from other accumulated comprehensive income into expense, and is reflected as a reduction in interest income.

The Company performed a quarterly analysis of the effectiveness of the interest rate swap agreement at June 30, 2007. As a result of a correlation analysis, the Company has determined that the swap remains highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge and, therefore, continues to qualify for hedge accounting under the guidelines of SFAS No. 133. However, during the second quarter of 2006, the Company determined that the underlying loans being hedged were paying off faster than the notional value of the hedge instrument was amortizing. This difference between the notional value of the hedge and the underlying hedged assets is considered an “overhedge” pursuant to SFAS No. 133 guidelines and may constitute ineffectiveness if the difference is other than temporary. The Company determined during 2006 that the difference was other than temporary and, as a result, reclassified a net total of $75,000 of the pretax hedge loss reported in other comprehensive income into earnings during 2006. As of June 30, 2007, the notional value of the hedge was still in excess of the value of the underlying loans being hedged by approximately $2.6 million, but had improved from the $3.3 million difference existing at December 31, 2006. As a result, the Company recorded a pretax hedge gain related to swap ineffectiveness of approximately $32,000 during the first six months of 2007. Amounts recognized as hedge ineffectiveness gains or losses are reflected in noninterest income.

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

On May 16, 2007, the Company announced a third stock repurchase plan to repurchase, as conditions warrant, up to 610,000 shares of the Company's common stock on the open market or in privately negotiated transactions. The repurchase plan represents approximately 5.00% of the Company's currently outstanding common stock. The duration of the program is open-ended and the timing of purchases will depend on market conditions. Concurrent with the approval of the new repurchase plan, the Company canceled the remaining 75,733 shares available under the 2004 repurchase plan.

During the six months ended June 30, 2007, 424,161 shares were repurchased at a total cost of $8.6 million and an average per share price of $20.33. Of the shares repurchased during 2007, 166,660 shares were repurchased under the 2004 plan at an average cost of $20.46 per shares, and 257,501 shares were repurchased under the 2007 plan at an average cost of $20.24 per shares.

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

Included in salaries and employee benefits for the six months ending June 30, 2007 and 2006 is $93,000 and $110,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to either quarter.

A summary of the Company’s options as of January 1, 2007 and changes during the six months ended June 30, 2007 is presented below.

	2005 Plan	Weighted Average Exercise Price	1995 Plan	Weighted Average Exercise Price
Options outstanding January 1, 2007	171,500	$17.05	126,000	$7.25
Granted during the period	5,000	20.24	–	–
Exercised during the period	0	–	(90,000)	5.67
Options outstanding June 30, 2007	176,500	$17.14	36,000	$11.21

Options exercisable at June 30, 2007	49,900	$17.18	24,000	$10.74

As of June 30, 2007 and 2006, there was $317,000 and $495,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.5 years and 1.75 years, respectively. The Company received $510,000 and $123,000 in cash proceeds on options exercised during the six months ended June 30, 2007 and 2006, respectively. No tax benefits were realized on stock options exercised during the six months ended June 30, 2007. Tax benefits realized on options exercised during the six months ended June 30, 2006 totaled $7,000.

	Period Ended June 30, 2007	Period Ended June 30, 2006
Weighted average grant-date fair value of stock options granted	$4.51	$4.01
Total fair value of stock options vested	$103,346	$29,170
Total intrinsic value of stock options exercised	$1,517,000	$147,190

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

For options vested as of January 1, 2006 or granted after January 1, 2006, and valued in accordance with FAS 123R, the Company expenses the fair value of the option on a straight-line basis over the vesting period for each separately vesting portion of the award. The Company estimates forfeitures and only recognizes expense for those shares expected to vest. Based upon historical evidence, the Company has determined that because options are granted to a limited number of key employees rather than a broad segment of the employee base, expected forfeitures, if any, are not material.

	Six Months Ended
	June 30, 2007	June 30, 2006
Risk Free Interest Rate	4.53%	4.58%
Expected Dividend Yield	2.47%	2.69%
Expected Life in Years	6.50 Years	6.50 Years
Expected Price Volatility	20.63%	18.38%

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

11. Taxes – Adoption of FIN48

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

The Company and a subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. The Company is not currently aware of any tax jurisdictions where the Company or any subsidiary is subject examination by federal, state, or local taxing authorities before 2001. The Internal Revenue Service (IRS) has not examined the Company’s or any subsidiaries federal tax returns since before 2001, and the Company currently is not aware of any examination planned or contemplated by the IRS. The California Franchise Tax Board (FTB) is currently examining the Company’s 2004 state tax return, and it is anticipated that the examination will be completed during the third quarter of 2007.

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

The Company has reviewed its REIT tax position as of January 1, 2007 (adoption date) and again at March 31, 2007 and June 30, 2007 in light of the adoption of FIN48. The Bank, with guidance from advisors believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined in FIN48) that the Bank will prevail in its case with the FTB. As a result of the implementation of FIN48, the Company recognized approximately a $1.3 million increase in the liability for unrecognized tax benefits (included in other liabilities), which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The adjustment provided at adoption included penalties proposed by the FTB of $181,000 and interest totaling $210,000. During the six months ended June 30, 2007, the Company recorded an additional $43,000 in interest liability pursuant to the provisions of FIN48. The Company had approximately $434,000 accrued for the payment of interest and penalties at June 30, 2007. Subsequent to the initial adoption of FIN48, it is the Company’s policy to recognize interest expense related to unrecognized tax benefits, and penalties, as a component tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in 000’s):

Balance at January 1, 2007	$1,298
Additions for tax provisions of prior years	43
Balance at June 30, 2007	$1,341

12. Fair Market Value – Adoption of SFAS No. 159

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

The Company believes its adoption of SFAS No. 159 will have a positive impact on its ability to better manage the balance sheet and interest rate risks associated with this liability while potentially benefiting the net interest margin, net interest income, net income and earnings per common share in future periods. Specifically, the Company believes the election of fair value accounting for the junior subordinated debentures better reflects the true economic value of the debt instrument on the balance sheet. The Company’s junior subordinated debentures were issued in 2001 when the Trust Preferred Securities market was new and less liquid than today. As a result, subordinated debentures are available in the market at narrower spreads and lower issuing costs. With a higher-than-market spread to LIBOR, and remaining capitalized issuance costs of more than $400,000 on the balance sheet, the Company’s cost-basis of the subordinated debentures recorded on the balance sheet does not properly reflect the true opportunity costs to the Company.

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

The Company utilized discount rates in the present value analysis that were observable in the marketplace for borrowers with similar credit risk as the Company. At January 1, 2007 and March 31, 2007, junior subordinated debentures were offered at 3-month LIBOR rates plus 1.65% and 1.55% respectively. At June 30, 2007, junior subordinated debentures were being offered at an average rate of 3-month LIBOR rates plus 1.40%. The periods used for measurement end on July 25, 2007, the date the Company intends to redeem the debentures. Contractually, the Company may prepay the principal on July 25, 2007 along with a prepayment penalty of 6.15% of the principal, or $922,500. The cash flows used for the net-present-value analysis included periodic interest payments, as well as the payment of principal and the $922,500 pre-payment premium at the redemption date of July 25, 2007, all discounted at a market rate of interest, taking into account credit risk factors for the Company. The Company did, in fact, redeem the subordinated debentures on July 25, 2007 (see Note 15 to the Company’s consolidated financial statements).

The following table summarizes the effects of the adoption of SFAS No. 159 at both adoption date and June 30, 2007 (in 000’s) on the Company’s junior subordinated debentures. Changes in fair value (FV) for periods subsequent to adoption are recorded in current earnings. Pretax changes in fair value for the six months ended June 30, 2007 totaled $113,000 and included as a gain in other noninterest income.

Balance of junior subordinated debentures at December 31, 2006	$15,464
Adjustments upon adoption:
Combine accrued interest 1/1/07	613
Total carrying value 1/1/07	16,077
FV adjustment upon adoption of SFAS No. 159	1,053
Total FV of junior subordinated debentures at adoption - January 1, 2007	$17,130

Total FV of junior subordinated debentures at June 30, 2007	$16,998

13. Fair Value Measurements– Adoption of SFAS No. 157

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

The Company performs fair value measurements on certain assets and liabilities as the result of the application of accounting guidelines and pronouncements that were relevant prior to the adoption of SFAS No. 157. Some fair value measurements, such as for available-for-sale securities and interest rate swaps are performed on a recurring basis, while others, such as impairment of goodwill and other intangibles, are performed on a nonrecurring basis.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis during the period (in 000’s):

Description of Assets	June 30, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities	$91,636	$91,636
Interest Rate Swap	(136)		($136)
Impaired Loans	12,865		11,462	$1,403
Total	$104,365	$91,636	$11,326	$1,403

Description of Liabilities	June 30, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt	$16,998		$16,998
Total	$16,998	$0	$16,998	$0

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

Fair value measurements for impaired loans are performed pursuant to SFAS No. 114, and are based upon either collateral values supported by appraisals, or observed market prices. The Company has a portfolio of impaired leases for which it uses a discounted cash flow valuation, based upon management’s estimation of the probability of collection and the potential amount that may ultimately be collected. The change in fair value of impaired assets that were valued based upon level three inputs was approximately $118,000 for the six months ended June 30, 2007. This loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the loan loss reserve. Such adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for credit losses recorded in current earnings.

Upon adoption of SFAS No. 159 on January 1, 2007, the Company elected the fair value measurement option for all the Company’s pre-existing junior subordinated debentures. The fair value of the debentures was determined based upon discounted cash flows utilizing observable market rates and credit characteristics for similar instruments. In its analysis, the Company used characteristics that distinguish market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. The adjustment for fair value at adoption was recorded as a cumulative-effect adjustment to the opening balance of retained earnings at January 1, 2007. Fair value adjustments subsequent to adoption are recorded in current earnings (see Note 12 to the financial statements included herein in the Company’s 10-Q for June 30, 2007).

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis during the period (in 000’s):

Description of Assets	(in 000’s) June 30, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Business combination:
Securities - AFS	$7,414	$7,414
Loans, net allowance for losses	62,426			$62,426
Premises and Equipment	729			729
Goodwill	8,085			8,085
Other assets	7,633			7,633
Total assets	$86,287	$7,414	$0	$78,873

	(in 000's)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	June 30, 2007	(Level 1)	(Level 2)	(Level 3)
Business combination:
Deposits (net CDI)	$66,600			$66,600
Other liabilities	286			286
Total liabilities	$66,886	$0	$0	$66,886

The Company completed its merger with Legacy Bank in February 2007 (see Note 14 to the financial statements included herein in the Company’s 10-Q for June 30, 2007). The merger transaction was accounted for using the purchase accounting method, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities. The allocations of purchase price based upon the fair market value of assets acquired and liabilities assumed is preliminary, but management does not believe that adjustments, if any, will be material. The fair value measurements for Legacy’s loan portfolio included certain market rate assumptions on segmented portions of the loan portfolio with similar credit characteristics, and credit risk assumptions specific to the individual loans within that portfolio. Available-for sale securities were valued based upon open-market quotes obtained from reputable third-party brokers. Legacy’s deposits were valued based upon anticipated net present cash flows related to Legacy’s deposit base, and resulted in a core deposit intangible (CDI) adjustment of $3.0 million carried as an asset on the Company’s balance sheet. Assumptions used to determine the CDI included anticipated costs of, and revenues generated by, those deposits, as well as the estimated life of the deposit base. Other assets and liabilities generally consist of short-term items including cash, overnight investments, and accrued interest receivable or payable, and as such, it was determined that carrying value approximated fair value.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on both a recurring (impaired loans) and nonrecurring (business combination) basis during the period (in 000’s):

Impaired Loans
Reconciliation of Assets:
Beginning balance	$1,521
Total gains or (losses) included in earnings (or changes in net assets)	(203)
Transfers in and/or out of Level 3	85
Ending balance	$1,403

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	($203)

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

During the second quarter of 2007, the Company re-evaluated the preliminary estimate of the core deposit intangible related to savings accounts acquired from Legacy and determined that the initial run-off of those deposits was faster than originally anticipated. As a result, the Company reduced the core deposits intangible by approximately $215,000 from the amount reported at March 31, 2007. Correspondingly, resultant goodwill was increased by that same $215,000.

The following summarizes the purchase and the resultant allocation to fair-market-value adjustments and goodwill:

Purchase Price:
Total value of the Company's common stock exchanged	$21,536
Direct acquisition costs	177
Total purchase price	21,713
Allocation of Purchase Price:
Legacy's shareholder equity	8,588
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Investments	23
Loans	(118)
Deferred tax asset (NOL)	2,135
Core Deposit Intangible	3,000
Estimated fair value of net assets acquired	13,628
Goodwill resulting from acquisition	$8,085

The following condensed balance sheet summarizes the amount assigned for each major asset and liability category of Legacy at the merger date:

Assets:
Cash	$3,173
Federal Funds Purchased	3,200
Securities available for sale	7,414
Loans, net of allowance for loan losses	62,426
Premises and equipment	729
Deferred tax assets (NOL)	2,135
Core deposit intangibles	3,000
Goodwill	8,085
Accrued interest and other assets	1,260
Total Assets	$91,422
Liabilities:
Deposits:
Non-interest bearing	$17,262
Interest-bearing	52,338
Total deposits	$69,600
Accrued interest payable and other liabilities	286
Total liabilities	$69,886
Net assets	$21,536

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

Core deposit intangibles totaling $3.0 million will be amortized for book purposes over an estimated life of approximately 7 years using the yield method. Core deposit intangibles will be reviewed for impairment on an annual basis.

Goodwill totaling $8.1 million will not be amortized for book purposes under current accounting guidelines. Because the merger was a purchase of assets, goodwill is tax deductible over a statutory term of 15 years. Goodwill be reviewed for impairment on an annual basis.

15. Employee Benefit Plans - Application of SFAS No. 158

In the Company's Form 10-K for the fiscal year ended December 31, 2006, a transition adjustment in the amount of $169,000 net of tax benefit of $112,000, was recognized as a component of the ending balance of Accumulated Other Comprehensive Income/(Loss) on the Company’s balance sheet as the result of the adoption of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”.

This adjustment was misapplied as a component of Comprehensive Income on the Company’s consolidated statement of income and comprehensive income for the year ended December 31, 2006. The table below reflects the effects of the misapplication of this adjustment at December 31, 2006.

(in 000’s)	As Reported	Misapplied	As Revised
Other comprehensive loss, net of tax	$462	$(169)	$631
Comprehensive income	$13,822	$(169)	$13,991

The Company will correct the Other Comprehensive Income presentations in the Form 1O-K for the fiscal year ending December 31, 2007 to reflect the revised amounts shown above.

16. Subsequent Event - Redemption of Trust Preferred Securities and formation of USB Capital Trust II

At June 30, 2007, the Company held junior subordinated debentures issued to capital trusts commonly known as "Trust Preferred securities.” The debt instrument was issued by the Company’s wholly-owned special purpose trust entity, USB Capital Trust I on July 25, 2001 in the amount of $15,000,000 with a thirty-year maturity, interest benchmarked at the 6-month-LIBOR rate (re-priced in January and July each year) plus 3.75%. The Company has the ability to redeem the debentures at its option. The prepayment provisions of the instrument allow repayment after five years (July 25, 2006) with a prepayment penalty of 7.69%. Subsequent year prepayment penalties are as follows; 6.15% in 2007, 4.61% in 2008, 3.08% in 2009, 1.54% in 2010 and no penalty after July 25, 2011. The debt instrument carries a higher interest rate than similar debt instruments issued in the current market. Recently, typical interest rates range from 3-month-LIBOR plus 0.75%, to 3-month-LIBOR plus 2.0%, depending on the credit risk of the borrower. At the current time, companies with credit risk similar to the Company may expect a rate of 3-month-LIBOR plus 1.40%. On July 25, 2007, the Company redeemed the $15.0 million in subordinated debentures plus accrued interest of $690,000 and a 6.15% prepayment penalty totaling $922,500. Concurrently, the Trust Preferred securities issued by Capital Trust I were redeemed.

During July 2007, the Company formed USB Capital Trust II, a wholly-owned special purpose entity, for the purpose of issuing Trust Preferred Securities. Like USB Capital Trust I formed in July 2001, USB Capital Trust II is a Variable Interest Entity (VIE) and will be considered a deconsolidated entity pursuant to FIN 46. On July 23, 2007 USB Capital Trust II issued $15 million in Trust Preferred securities. The securities have a thirty-year maturity and bear a floating rate of interest (repricing quarterly) of 1.29% over the three-month LIBOR rate (initial coupon rate of 6.65%). Interest will be paid quarterly. Concurrent with the issuance of the Trust Preferred securities, USB Capital Trust II used the proceeds of the Trust Preferred securities offering to purchase a like amount of junior subordinated debentures of the Company. The Company will pay interest on the junior subordinated debentures to USB Capital Trust II, which represents the sole source of dividend distributions to the holders of the Trust Preferred securities. The Company may redeem the Trust Preferred securities at anytime before October 2008 at a redemption price of 103.3, and thereafter each October as follows: 2008 at 102.64, 2009 at 101.98, 2010 at 101.32, 2011 at 100.66, and at par anytime after October 2012.

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

In the merger, the Company issued 976,411 shares of its stock in a tax free exchange for all of the Legacy Bank common shares. The total value of the transaction was approximately $21.7 million. The merger transaction was accounted for using the purchase accounting method, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy based on the fair value of those assets and liabilities. Fair-market-value adjustments and intangible assets totaled approximately $12.9 million, including $8.1 million in goodwill. The allocations of purchase price based upon the fair market value of assets acquired and liabilities assumed is preliminary, but management does not believe that adjustments, if any, will be material.

The Company currently has eleven banking branches, which provide financial services in Fresno, Madera, Kern, and Santa Clara counties.

Trends Affecting Results of Operations and Financial Position

The following table summarizes the six-month and year-to-date averages of the components of interest-bearing assets as a percentage of total interest-bearing assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	6/30/07	12/31/06	6/30/06
Loans and Leases	83.77%	80.26%	78.49%
Investment securities available for sale	14.23%	15.65%	16.67%
Interest-bearing deposits in other banks	1.20%	1.33%	1.37%
Federal funds sold	0.80%	2.76%	3.47%
Total earning assets	100.00%	100.00%	100.00%

NOW accounts	9.34%	11.21%	11.96%
Money market accounts	27.95%	31.56%	31.00%
Savings accounts	9.45%	8.02%	8.41%
Time deposits	47.41%	44.72%	44.12%
Other borrowings	2.57%	0.96%	0.83%
Subordinated debentures	3.28%	3.53%	3.68%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

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

The Company continues its business development and expansion efforts throughout a dynamic and growing market area, and as a result, realized substantial increases in both loan and deposit volumes during the six months ended June 30, 2007. Resulting primarily from the Legacy Bank merger completed during February 2007, the Company experienced increases of $89.7 million in loans, while other interest earning assets, including investment securities and federal funds sold, declined during the period, as loan growth exceeded deposit growth during the period. The Company experienced growth in all loan categories except lease financing, with growth being strongest in commercial and industrial loans, commercial real estate loans real estate, and construction loans. Deposit growth totaled $54.1 million during the six months ended June 30, 2007, and as with loan growth, deposit increases were primarily the result of the merger with Legacy Bank. Deposit growth occurred in all categories except noninterest-bearing deposits, which actually declined $21.4 million during the six months ended June 30, 2007. Depositors continue to be attracted to money market accounts and time deposits over $100,000, as they seek higher yields.

With increases in market rates of interest slowing during early 2006, and remaining level since mid-2006, the Company has realized moderate increases in net interest margins throughout 2006, which have begun to stabilize during 2007. The Company anticipates stable interest rates in the near future. The Company’s net interest margin was 5.68% for the six months ended June 30, 2007, as compared to 5.67% for the year ended December 31, 2006, and 5.68% for the six months ended June 30, 2006. With approximately 61% of the loan portfolio in floating rate instruments at June 30, 2007, the effects of market rates continue to be realized almost immediately on loan yields. Loans yielded 9.45% during the six months ended June 30, 2007, as compared to 9.13% for the year ended December 31, 2006, and 8.97% for the six months ended June 30, 2006. Loan yield was enhanced during the first six months of 2007, as a nonperforming loan was paid off during the quarter, providing an additional $1.1 million in previously unrecognized interest income, and an enhancement to loan yield of approximately 41 basis points. The Company continues to experience pricing pressures on deposits, especially money market accounts and time deposits, as increased competition for deposits continues throughout the Company’s market area. The Company’s average cost of funds was 3.86% for the six months ended June 30, 2007 as compared to 3.24% for the year ended December 31, 2006, and 2.90% for the six months ended June 30, 2006.

Noninterest income continues to be driven by customer service fees, which totaled $2.3 million for the six months ended June 30, 2007, representing on increase of $312,000 or 15.60% over the $2.0 million in customer service fees reported for the six months ended June 30, 2006. Total noninterest income actually declined by $1.3 million between the six-month periods ended June 30, 2006 and June 30, 2007, primarily as the result of a nonrecurring $1.9 million gain on the sale of an investment in correspondent bank stock recognized during the first quarter of 2006. Other noninterest income increased approximately $245,000 as the result of a number of items including increases in rental and OREO income experienced during the first six months of 2007.

Noninterest expense increased approximately $1.1 million or 11.8% between the six-month periods ended June 30, 2006 and June 30, 2007. Increases were experienced in salaries and employee benefits, occupancy expense, professional fees, and other general business expenses, as the Company continues to grow and seek qualified staff as part of its strategic plan. As part of noninterest expense, OREO expense actually declined by $859,000 or 92.0% between the six-month periods ended June 30, 2006 and June 30, 2007 as costs associated with an OREO property the Company was in the process of liquidating during 2006, were not again incurred during 2007.

The Company has maintained a strong balance sheet, with sustained loan growth and sound deposit growth. With the Legacy merger completed during February 2007, total assets have grown more than $94.0 million between December 31, 2006 and June 30, 2007, while net loans have grown $87.9 million, and deposits have grown $54.1 million during the six months ended June 30, 2007. With increased loan growth, average loans comprised approximately 84% of overall average earning assets during the six months ended June 30, 2007. In total, average core deposits, including NOW accounts, money market accounts, and savings accounts, continue to comprise a high percentage of total interest-bearing liabilities for the six months ended June 30, 2007, although time deposits as a percentage of average deposits for the period have increased as the Company has sought brokered deposits to fund continued loan demand. To further fund loan demand, the Company utilized its FHLB credit line during the first quarter of 2007, borrowing $10.0 million for a term of two years at a fixed rate of 4.92%.

During July 2007, the Company formed USB Capital Trust II, a wholly-owned special purpose entity, for the purpose of issuing Trust Preferred securities. At the same time, the Company redeemed the $15 million in junior subordinated debt issued to USB Capital Trust I which in turn had issued Trust Preferred securities to investors. The Trust Preferred securities issued by USB Capital Trust I during 2001 carried a floating interest rate of six-month LIBOR plus 3.75% and had a maturity term of thirty years. During July, USB Capital Trust II issued $15 million in Trust Preferred securities at a floating rate of three-month LIBOR plus 1.29% and had a maturity term of thirty years. Concurrent with the issuance of the Trust Preferred securities, USB Capital Trust II used the proceeds of the Trust Preferred securities offering to purchase a like amount of junior subordinated debentures of the Company with substantially like terms to the Trust Preferred securities issued by the Trust. The new subordinated debentures will reduce the cost of the Company’s $15 million debt by 246 basis points, and should result in pre-tax interest cost savings of approximately $30,000 per month. Effective January 1, 2007, the Company had elected the fair value option for the Company’s junior subordinated debt pursuant to SFAS No. 159. The Company will also elect the fair value option for the subordinated debentures issued to USB Capital Trust II during July 2007.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties, as well as its new market area of Campbell, in Santa Clara County. The San Joaquin Valley and other California markets continue to benefit from construction lending and commercial loan demand from small and medium size businesses, although commercial and residential real estate markets began to soften somewhat during the later part of 2006. On average, loans have increased nearly $110.4 million between the six-month periods ended June 30, 2006 and June 30, 2007, and end-of-period loans have increased more than $107.2 million between June 30, 2006 and June 30, 2007. Growth continues primarily in commercial and industrial loans, commercial real estate loans, and construction loans. In the future, the Company will continue to maintain an emphasis on its core lending strengths of commercial real estate and construction lending, as well as small business financing, while expanding opportunities in agricultural, installment, and other loan categories when possible.

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

Results of Operations

For the six months ended June 30, 2007, the Company reported net income of $6.9 million or $0.58 per share ($0.57 diluted) as compared to $6.9 million or $0.61 per share ($0.60 diluted) for the six months ended June 30, 2006. The Company’s return on average assets was 1.89% for the six-month-period ended June 30, 2007 as compared to 2.20% for the six-month-period ended June 30, 2006. The Bank’s return on average equity was 17.42% for the six months ended June 30, 2007 as compared to 22.34% for the same -month period of 2006.

Net Interest Income

Net interest income before provision for credit losses totaled $18.6 million for the six months ended June 30, 2007, representing an increase of $2.7 million or 16.7% when compared to the $15.9 million reported for the same six months of the previous year. The increase in net interest income between 2006 and 2007 is primarily the result of increased volumes in, and yields on, interest-earning assets, which more than offset increases in the Company’s cost of interest-bearing liabilities.

The Bank's net interest margin, as shown in Table 1, decreased to 5.68% at June 30, 2007 from 5.69% at June 30, 2006, a decrease of only 1 basis point (100 basis points = 1%) between the two periods. Average market rates of interest increased between the six-month periods ended June 30, 2006 and 2007. The prime rate averaged 8.25% for the six months ended June 30, 2007 as compared to 7.66% for the comparative six months of 2006. While yields on earning assets increased between the two periods presented, costs of interest-bearing liabilities increased more, increasing 96 basis points between the two six-month periods.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Six Months Ended June 30, 2007 and 2006

	2007			2006
(dollars in thousands)	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans and leases (1)	$552,701	$25,909	9.45%	$442,271	$19,675	8.97%
Investment Securities - taxable	91,665	1,933	4.25%	91,695	1,642	3.61%
Investment Securities - nontaxable (2)	2,227	54	4.89%	2,226	54	4.89%
Interest-bearing deposits in other banks	7,912	157	4.00%	7,710	161	4.21%
Federal funds sold and reverse repos	5,308	145	5.51%	19,553	429	4.42%
Total interest-earning assets	659,813	$28,198	8.62%	563,455	$21,961	7.86%
Allowance for credit losses	(9,461)			(7,960)
Noninterest-bearing assets:
Cash and due from banks	24,395			26,913
Premises and equipment, net	15,956			11,470
Accrued interest receivable	4,146			3,383
Other real estate owned	1,919			4,355
Other assets	41,562			34,290
Total average assets	$738,330			$635,906
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$47,021	$151	0.65%	$50,322	$148	0.59%
Money market accounts	140,674	2,143	3.07%	130,394	1,520	2.35%
Savings accounts	47,566	456	1.93%	35,364	94	0.54%
Time deposits	238,653	5,838	4.93%	185,631	3,564	3.87%
Other borrowings	12,933	347	5.41%	3,491	91	5.26%
Junior subordinated debentures	16,490	694	8.49%	15,464	633	8.25%
Total interest-bearing liabilities	503,337	$9,629	3.86%	420,666	$6,050	2.90%
Noninterest-bearing liabilities:
Noninterest-bearing checking	145,668			145,044
Accrued interest payable	2,264			1,861
Other liabilities	7,065			5,803
Total Liabilities	658,334			573,374
Total shareholders' equity	79,996			62,532
Total average liabilities and shareholders' equity	$738,330			$635,906
Interest income as a percentage of average earning assets			8.62%			7.86%
Interest expense as a percentage of average earning assets			2.94%			2.17%
Net interest margin			5.68%			5.69%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $1,557,000 and $1,674,000 for the six months ended June 30, 2007 and 2006, respectively.

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

Table 2. Rate and Volume Analysis

	Increase (decrease) in the six months ended
	June 30, 2007 compared to June 30, 2006
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$6,234	$1,104	$5,130
Investment securities available for sale	291	292	(1)
Interest-bearing deposits in other banks	(4)	(8)	4
Federal funds sold and securities purchased under agreements to resell	(284)	86	(370)
Total interest income	6,237	1,474	4,763
Increase (decrease) in interest expense:
Interest-bearing demand accounts	626	559	67
Savings accounts	362	320	42
Time deposits	2,274	1,114	1,160
Other borrowings	256	3	253
Subordinated debentures	61	18	43
Total interest expense	3,579	2,014	1,565
Increase (decrease) in net interest income	$2,658	$(540)	$3,198

For the six months ended June 30, 2007, total interest income increased approximately $6.2 million or 28.4% as compared to the six-month period ended June 30, 2006. Earning asset volumes increased almost exclusively in loans, while volumes decreased moderately in investment securities and federal funds sold.

For the six months ended June 30, 2007, total interest expense increased approximately $3.6 million or 59.2% as compared to the six-month period ended June 30, 2006. Between those two periods, average interest-bearing liabilities increased by $82.7 million, while the average rates paid on those liabilities increased by 96 basis points.

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ending June 30, 2007, the provision to the allowance for credit losses amounted to $410,000 as compared to $363,000 for the six months ended June 30, 2006. The amount provided to the allowance for credit losses during the first six months brought the allowance to 1.68% of net outstanding loan balances at June 30, 2007, as compared to 1.67% of net outstanding loan balances at December 31, 2006, and 1.63% at June 30, 2006.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006:

(In thousands)	2007	2006	Amount of Change	Percent Change
Customer service fees	$2,312	$2,000	$312	15.60%
Gain on sale of OREO	23	27	(4)	-14.81%
Gain on proceeds from life insurance	219	477	(258)	-54.09%
Gain (loss) on swap ineffectiveness	32	(147)	179	121.77%
Gain on fair value option of financial assets	113	0	113	--
Gain on sale of investment	0	1,877	(1,877)	-100.00%
Shared appreciation income	24	0	24	--
Other	812	567	245	43.29%
Total noninterest income	$3,535	$4,801	$(1,266)	-26.37%

Noninterest income for the six months ended June 30, 2007 decreased $1.3 million or 26.4% when compared to the same period of 2006. Decreases in total noninterest income experienced during 2007 were the result of a $1.8 million gain on the sale of an investment in correspondent bank during the first quarter of 2006, which was not again experienced during 2007. Customer service fees increased $312,000 or 15.6% between the two six-month periods presented, which is attributable in large part to increases in ATM income, but is also attributable to increases in DDA analysis fees and NSF fees. Increases in other noninterest income of $245,000 or 43.3% between the six-month periods ended June 2006 and 2007, were the result of a number of items including increases in rental and OREO income experienced during the first six months of 2007.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006:

Table 4. Changes in Noninterest Expense

(In thousands)	2007	2006	Amount of Change	Percent Change
Salaries and employee benefits	$5,482	$4,810	$672	13.97%
Occupancy expense	1,740	1,203	537	44.64%
Data processing	236	277	(41)	-14.80%
Professional fees	766	420	346	82.38%
Directors fees	128	110	18	16.36%
Amortization of intangibles	462	269	193	71.75%
Correspondent bank service charges	205	100	105	105.00%
Loss on California tax credit partnership	217	220	(3)	-1.36%
OREO expense	75	934	(859)	-91.97%
Other	1,406	1,241	165	13.30%
Total expense	$10,717	$9,584	$1,133	11.82%

Increases in noninterest expense between the six months ended June 30, 2006 and 2007 are associated primarily with normal continued growth of the Company, including additional staffing costs, and costs associated with the new branch operations in Campbell, California, resulting from the merger with Legacy Bank. Decreases in OREO expense were the result of additional expenses, including disposal and clean-up costs, incurred during 2006 on a single OREO property, which was in the process of liquidation.

Pursuant to the adoption of SFAS No. 123R during the first quarter of 2006, the Company recognized stock-based compensation expense of $93,000 and $110,000 for the six months ended June 30, 2007 and 2006, respectively. This expense is included in noninterest expense under salaries and employee benefits. The Company expects stock-based compensation expense to be about $48,000 per quarter during the remainder of 2007. Under the current pool of stock options, stock-based compensation expense will decline to approximately $30,000 per quarter during 2008, then to $17,000 per quarter for 2009, and decline after that through 2011. If new stock options are issued, or existing options fail to vest, for example, due to forfeiture, actual stock-based compensation expense in future periods will change.

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

The Company has reviewed its REIT tax position as of January 1, 2007 (adoption date), and then again at March 31st and June 30th, 2007 in light of the adoption of FIN48. The Bank, with guidance from advisors believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of experts, cannot conclude that it is “more than likely” (as defined in FIN48) that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007 the Company recorded an adjustment of $1,299,000 to beginning retained earnings upon adoption of FIN48 to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. During the six months ended June 30, 2007, the Company increased the unrecognized tax liability by an additional $43,000 in interest for the period, bringing the total recorded tax liability under FIN48 to $1,341,000 at June 30, 2007. It is the Company’s policy to recognize interest and penalties under FIN48 as a component of income tax expense.

Financial Condition

Total assets increased $94.0 million or 13.86% to a balance of $772.3 million at June 30, 2007, from the balance of $678.3 million at December 31, 2006, and increased $108.0 million or 16.3% from the balance of $664.3 million at June 30, 2006. Total deposits of $641.2 million at June 30, 2007 increased $54.1 million or 9.21% from the balance reported at December 31, 2006, and increased $80.1 million from the balance of $561.1 million reported at June 30, 2006. Between December 31, 2006 and June 30, 2007, loan growth totaled $89.7 million, while securities increased by $8.3 million or 9.92%, and other short-term investments decreased $11.9 million as these funds were utilized to fund loan growth.

Earning assets averaged approximately $659.8 million during the six months ended June 30, 2007, as compared to $563.5 million for the same six-month period of 2006. Average interest-bearing liabilities increased to $503.3 million for the six months ended June 30, 2007, as compared to $420.7 million for the comparative six-month period of 2006.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $590.3 million at June 30, 2007, an increase of $89.7 million or 17.9% when compared to the balance of $500.6 million at December 31, 2006, and an increase of $107.2 million or 20.2% when compared to the balance of $483.0 million reported at June 30, 2006. Loans on average increased 25.0% between the six-month periods ended June 30, 2006 and June 30, 2007, with loans averaging $552.7 million for the six months ended June 30, 2007, as compared to $442.3 million for the same six-month period of 2006.

During the first six months of 2007, increases were experienced in all loan categories except lease financing, with the strongest growth in the Company’s core lending categories of commercial and industrial loans, commercial real estate, and construction loans. The following table sets forth the amounts of loans outstanding by category at June 30, 2007 and December 31, 2006, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	June 30, 2007		December 31, 2006
	Dollar	% of	Dollar	% of	Net%
(In thousands)	Amount	Loans	Amount	Loans	Change	Change
Commercial and industrial	$183,397	31.1%	$155,811	31.1%	$27,586	17.71%
Real estate - mortgage	145,719	24.7%	113,613	22.7%	32,106	28.26%
Real estate - construction	181,467	30.7%	168,378	33.7%	13,089	7.77%
Agricultural	49,854	8.4%	35,102	7.0%	14,752	42.03%
Installment/other	19,420	3.3%	16,712	3.3%	2,708	16.20%
Lease financing	10,407	1.8%	10,952	2.2%	(545)	-4.98%
Total Gross Loans	$590,264	100.0%	$500,568	100.0%	$89,696	17.92%

The overall average yield on the loan portfolio was 9.45% for the six months ended June 30, 2007 as compared to 8.97% for the six months ended June 30, 2006, and increased between the two periods primarily as the result of an increase in market rates of interest which positively impacted loan yields. The loan yield realized during the first six months of 2007 was enhanced to some degree as the result of a nonperforming loan that was paid off during the quarter, providing an additional $1.1 million in previously unrecognized interest income, and an increase in loan yield for 2007 of approximately 0.41%. At June 30, 2007, 61.3% of the Company's loan portfolio consisted of floating rate instruments, as compared to 59.5% of the portfolio at December 31, 2006, with the majority of those tied to the prime rate.

Loans acquired in the acquisition of Legacy Bank totaled approximately $63.9 million at the date of merger (February 16, 2007). Exclusive of the loans acquired from Legacy Bank during the first quarter, loan balances attributable to the Company’s previously existing loan portfolio increased approximately $25.8 million during the six months ended June 30, 2007. The following table shows the net change experienced during the six months ended June 30, 2007, removing the effect of the loans acquired in the Legacy Bank merger.

			June 30, 2007	Net Change
	Total Loans	Legacy Loans	Loans without	Six Months Ended
	June 30, 2007	at merger	Legacy Loans	June 30, 2007 (1)
Commercial and industrial	$183,397	$31,735	$151,662	($4,149)
Real estate - mortgage	145,719	14,417	131,302	17,689
Real estate - construction	181,467	12,817	168,650	272
Agricultural	49,854	0	49,854	14,752
Installment/other	19,420	4,957	14,463	(2,249)
Lease financing	10,407	0	10,407	(545)
Total Loans	$590,264	$63,926	$526,338	$25,770

 (1) Net change in loans between December 31, 2006 and June 30, 2007, excluding balance of loans acquired from Legacy Bank at merger date (2/16/07).

Deposits

Total deposits increased during the period to a balance of $641.2 million at June 30, 2007 representing an increase of $54.1 million or 9.21% from the balance of $587.1 million reported at December 31, 2006, and an increase of $80.1 million or 14.27% from the balance reported at June 30, 2006. During the first six months of 2007, increases were experienced in all deposit categories except noninterest-bearing checking accounts.

The following table sets forth the amounts of deposits outstanding by category at June 30, 2007 and December 31, 2006, and the net change between the two periods presented.

Table 6. Deposits

	June 30,	December 31,	Net	Percentage
(In thousands)	2007	2006	Change	Change
Noninterest bearing deposits	$137,563	$159,002	($21,439)	-13.48%
Interest bearing deposits:
NOW and money market accounts	187,528	184,384	3,144	1.71%
Savings accounts	50,359	31,933	18,426	57.70%
Time deposits:
Under $100,000	47,582	42,428	5,154	12.15%
$100,000 and over	218,155	169,380	48,775	28.80%
Total interest bearing deposits	503,624	428,125	75,499	17.63%
Total deposits	$641,187	$587,127	$54,060	9.21%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $75.5 million or 17.63% between December 31, 2006 and June 30, 2007, while noninterest-bearing deposits decreased $21.4 million or 13.48% between the same two periods presented. Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 65.5% and 70.9% of the total deposit portfolio at June 30, 2007 and December 31, 2006, respectively.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $72.8 million or 13.32% in total deposits between the six-month periods ended June 30, 2006 and June 30, 2007. Between these two periods, average interest-bearing deposits increased $72.2 million or 17.97%, while total noninterest-bearing checking increased $624,000 or 0.43% on a year-to-date average basis.

Deposit balances acquired in the acquisition of Legacy Bank totaled approximately $69.6 million at the date of merger (February 16, 2007). Exclusive of the deposits acquired from Legacy Bank during the first quarter, deposit balances attributable to the Company’s previously existing deposit base declined approximately $15.5 million during the six months ended June 30, 2007. The following table shows the net change experienced during the six months ended June 30, 2007, removing the effect of the deposit balances acquired in the Legacy Bank merger.

		Legacy	June 30, 2007	Net Change
	Total Deposits	Deposits	Deposits	Six Months
	June 30, 2007	at merger	without Legacy	Ended 6/30/07 (1)
Noninterest bearing deposits	$137,563	$17,970	$119,593	($39,409)

Interest bearing deposits:
NOW and money market accounts	187,528	10,541	176,987	(7,397)
Savings accounts	50,359	28,752	21,607	(10,326)
Time deposits:
Under $100,000	47,582	2,860	44,722	2,294
$100,000 and over	218,155	9,477	208,678	39,298
Total interest bearing deposits	503,624	51,630	451,994	23,869

Total deposits	$641,187	$69,600	$571,587	($15,540)

(1) Net change between December 31, 2006 and June 30, 2007 in deposit balances, excluding deposits acquired from Legacy Bank at merger date (2/16/07).

Short-Term Borrowings

The Company had collateralized and uncollateralized lines of credit aggregating $345.9 million, as well as FHLB lines of credit totaling $22.2 million at June 30, 2007. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At June 30, 2007, the Company had $10 million borrowed against its FHLB line of credit. The $10 million in FHLB borrowings is for a term of two years at a fixed rate of 4.92% and a maturity date of March 30, 2009. The Company had collateralized and uncollateralized lines of credit aggregating $308.3 million, as well as FHLB lines of credit totaling $28.0 million at December 31, 2006.

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. During the first six months of 2007, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

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

At June 30, 2007 and 2006, the Company's recorded investment in loans for which impairment has been recognized totaled $17.9 million and $7.4 million, respectively. Included in total impaired loans at June 30, 2007, are $14.3 million of impaired loans for which the related specific allowance is $5.1 million, as well as $3.6 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at June 30, 2006 included $5.9 million of impaired loans for which the related specific allowance is $4.1 million, as well as $1.5 million of impaired loans that, as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $12.1 million during the first six months of 2007 and $10.9 million during the six months of 2006. In most cases, the Bank uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the six months ended June 30, 2007, the Company recognized no income on such loans. For the year ended December 31, 2006 and the six months ended June 30, 2006, the Company recognized $65,000 and $35,000, respectively, in income on such loans.

The Company focuses on competition and other economic conditions within its market area, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. With interest rates remaining level during the second half of 2006, indications are that rates will remain level throughout the remainder of 2007. Both business and consumer spending have improved during the past several years, with GDP currently ranging between 3.5% and 4.0%. It is difficult to determine what direction the Federal Reserve will take with interest rates in its efforts to influence the economy, however with the 125 basis point increase in the prime rate during the second half of 2004, an additional 200 basis point increase during 2005, and then four 25 basis point increases during 2006, it is predicted that we are near the end of an interest rate cycle. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. The local market has improved economically during the past several years while the rest of the state and the nation have experienced slowed economic growth. The local area residential housing markets continue to perform, which should bode well for sustained growth in the Company’s market areas of Fresno and Madera, Kern, and Santa Clara Counties, although there is some indication of slowing commercial and residential real estate markets in at least some of these areas. Local unemployment rates in the San Joaquin Valley remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates have improved during the past several years. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state, although this growth may begin to slow as higher interest rates dampen economic expansion. Management recognizes increased risk of loss due to the Company's exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity (unaudited)

(In thousands)	June 30, 2007	June 30, 2006
Total loans outstanding at end of period before deducting allowances for credit losses	$589,030	$481,896
Average net loans outstanding during period	552,701	442,271
Balance of allowance at beginning of period	8,365	7,748
Loans charged off:
Real estate	0	0
Commercial and industrial	(70)	(2)
Lease financing	(3)	(149)
Installment and other	(95)	(17)
Total loans charged off	(168)	(168)
Recoveries of loans previously charged off:
Real estate	0	0
Commercial and industrial	17	42
Lease financing	0	1
Installment and other	13	20
Total loan recoveries	30	63
Net loans charged off	(138)	(105)

Provision charged to operating expense	410	363
Reclassification of off-balance sheet reserve	0	33
Reserve acquired in business combination	1,268	0
Balance of allowance for credit losses at end of period	$9,905	$8,039

Net loan charge-offs to total average loans (annualized)	0.05%	0.05%
Net loan charge-offs to loans at end of period (annualized)	0.05%	0.04%
Allowance for credit losses to total loans at end of period	1.68%	1.67%
Net loan charge-offs to allowance for credit losses (annualized)	2.81%	2.63%
Net loan charge-offs to provision for credit losses (annualized)	33.66%	28.93%

At June 30, 2007 and 2006, $593,000 and $509,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities. Management believes that the 1.68% credit loss allowance at June 30, 2007 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets

(In thousands)	June 30, 2007	December 31, 2006
Nonaccrual Loans	$17,798	$8,138
Restructured Loans	75	4,906
Total nonperforming loans	17,873	13,044
Other real estate owned	1,919	1,919
Total nonperforming assets	$19,792	$14,963

Loans past due 90 days or more, still accruing	$0	$0
Nonperforming loans to total gross loans	3.03%	2.61%
Nonperforming assets to total gross loans	3.35%	2.99%

Nonaccrual loans have increased between December 31, 2006 and June 30, 2007 as the result of the transfer of two lending relationships to nonaccrual status during the first six months of 2007, one of those relationships totaling more than $7.6 million. Of that $7.6 million relationship, $6.0 million is a land development loan which is a shared appreciation credit, and as such, the Company has agreed to receive interest on the loan as lots are sold rather than monthly, and the borrower has agreed to share in the profits of the project. Interest is accrued and recognized in income on an ongoing basis. Shared appreciation profit is currently established at $22,000 per lot. Upon moving the credit to nonaccrual status during the first quarter of 2007, the Company did not reverse the accrued interest amount of $865,000 from income, based upon the current appraised value of the property and the additional values estimated of the 177 completed lots (see “Asset Quality and Allowance for Credit Losses” section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s December 31, 2006 10-K). At this time, the Company believes that based upon such values, it will collect all principal and interest due on the loan.

A $4.9 million loan classified as restructured at December 31, 2006, paid off during the first quarter of 2007, resulting in the recognition of approximately $1.1 million in previously unrecognized interest income during the six months ended June 30, 2007.

The Company purchased a schedule of payments collateralized by Surety Bonds and lease payments in September 2001 that have a current balance owing of $5.4 million plus interest. The leases have been nonperforming since June 2002 (see “Asset Quality and Allowance for Credit Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2006 Annual Report on Form 10-K). The impaired lease portfolio is on non-accrual status and has a specific allowance allocation of $4.2 million and $4.0 million allocated at June 30, 2007 and December 31, 2006, and a net carrying value of $1.2 million and $1.4 million at June 30, 2007 and December 31, 2006, respectively. The specific allowance was determined based on an estimate of expected future cash flows.

The Company believes that under generally accepted accounting principles a total loss of principal is not probable, and the specific allowance of $4.2 million calculated for the impaired lease portfolio at June 30, 2007 under SFAS No. 114 is in accordance with generally accepted accounting principles.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at June 30, 2007 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk. The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 61.3% of the Company’s loan portfolio at June 30, 2007. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At June 30, 2007, the Bank had 75.0% of total assets in the loan portfolio and a loan to deposit ratio of 91.9%. Liquid assets at June 30, 2007 include cash and cash equivalents totaling $26.6 million as compared to $43.1 million at December 31, 2006. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $368.1 million at June 30, 2007.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During the six months ended June 30, 2007, dividends paid by the Bank to the parent company totaled $13.3 million dollars.

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

The following table sets forth the Company’s and the Bank's actual capital positions at June 30, 2007 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank
	Actual Capital Ratios	Actual Capital Ratios	Minimum Capital Ratios
Total risk-based capital ratio	12.61%	12.05%	10.00%
Tier 1 capital to risk-weighted assets	11.44%	10.88%	6.00%
Leverage ratio	11.16%	10.62%	5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at June 30, 2007. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first six months of 2007, the Company has received $13.3 million in cash dividends from the Bank, from which the Company paid $2.9 million in dividends to shareholders.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At June 30, 2007 the Bank's qualifying balance with the Federal Reserve was approximately $25,000 consisting of balances held with the Federal Reserve.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of June 30, 2007 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on a spread from the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge has a remaining notional value of $8.3 million at June 30, 2007, matures in September 2008, and has a duration of approximately 4 months. As of June 30, 2007, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 1.25 years. As of June 30, 2007, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $91,000 (net of tax benefit of $61,000). During the six months ended June 30, 2007, $200,000 was reclassified from other accumulated other comprehensive income into expense, and is reflected as a reduction in interest income.

The Company performs a quarterly analysis of the interest rate swap agreement. At June 30, 2007, the Company determined that the swap remains highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge, and therefore continues to qualify for hedge accounting under the guidelines of SFAS No. 133. However, during the second quarter of 2006, the Company determined that the underlying loans being hedged were paying off faster than the notional value of the hedge instrument was amortizing. This difference between the notional value of the hedge and the underlying hedged assets is considered an “overhedge” pursuant to SFAS No. 133 guidelines and may constitute ineffectiveness if the difference is other than temporary. The Company determined during 2006 that the difference was other than temporary and, as a result, reclassified a net total of $75,000 of the pretax hedge loss reported in other comprehensive income into earnings during 2006. As of June 30, 2007, the notional value of the hedge is still in excess of the value of the underlying loans by approximately $2.6 million, but has improved from the $3.3 million difference reflected at December 31, 2006. As a result, the Company recorded a pretax hedge gain related to swap ineffectiveness of approximately $32,000 during the first six months of 2006. Amounts recognized as hedge ineffectiveness gains or losses are reflected in noninterest income.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at June 30, 2007, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at June 30, 2007 and December 31, 2006 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	June 30, 2007			December 31, 2006
Change in Rates	Estimated MV of Equity	Change in MV of Equity $	Change in MV of Equity $	Estimated MV Of Equity	Change in MV of Equity $	Change in MV of Equity %
+ 200 BP	$113,138	$4,020	3.68%	$90,317	$912	1.02%
+ 100 BP	112,126	3,009	2.76%	90,524	1,118	1.25%
0 BP	109,118	0	0.00%	89,406	0	0.00%
- 100 BP	104,796	(4,322)	-3.96%	87,291	(2,115)	-2.37%
- 200 BP	99,087	(10,031)	-9.19%	84,278	(5,128)	-5.74%

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

(b) Changes in Internal Controls over Financial Reporting: During the quarter ended June 30, 2007, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls over financial reporting or other factors that could significantly affect these controls.

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

PART II. Other Information

Item 1. Not applicable
Item 1A. There have been no material changes in the Company’s risk factors during the second quarter of 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by Affiliates and Associated Purchasers

Period	Total Number Of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
04/01/07 to 04/30/07	14,390	$19.49	14,390	110,600
05/01/07 to 05/31/07	128,234	$18.32	128,234	387,633
06/01/07 to 06/30/07	164,134	$21.14	164,134	352,499

Total second quarter 2007	306,758	$19.89	306,758

(1)	Number of shares yet to be purchased at April 30, 2007 is for the 2004 repurchase plan. Number of shares yet to be purchased at May 31, 2007 and June 30, 2007 are for the 2007 repurchase plan.

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

On February 25, 2004 the Company announced a second stock repurchase plan under which the Board of Directors approved a plan to repurchase, as conditions warrant, up to 276,500 shares (553,000 shares adjusted for May 2006 stock split) of the Company's common stock on the open market or in privately negotiated transactions. As with the first plan, the duration of the new program is open-ended and the timing of purchases will depend on market conditions. Concurrent with the approval of the new repurchase plan, the Board terminated the 2001 repurchase plan and canceled the remaining 64,577 shares (129,154 shares adjusted for May 2006 stock split) yet to be purchased under the earlier plan.

On May 16, 2007, the Company announced another stock repurchase plan to repurchase, as conditions warrant, up to 610,000 shares of the Company's common stock on the open market or in privately negotiated transactions. The repurchase plan represents approximately 5.00% of the Company's currently outstanding common stock. The duration of the program is open-ended and the timing of purchases will depend on market conditions. Concurrent with the approval of the new repurchase plan, the Company canceled the remaining 75,733 shares available under the 2004 repurchase plan.

During the six months ended June 30, 2007, 424,161 shares were repurchased at a total cost of $8.6 million and an average per share price of $20.33. Of the shares repurchased during 2007, 166,660 shares were repurchased under the 2004 plan at an average cost of $20.46 per shares, and 257,501 shares were repurchased under the 2007 plan at an average cost of $20.24 per shares.

Item 3. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Shareholder’s Meeting was held on Wednesday May 16, 2007 in Fresno, California. Shareholders were asked to vote on the following matter:

1) The shareholders were asked to vote on the election of eleven nominees to serve on the Company’s Board of Directors. Such Directors nominate for election will serve on the Board until the 2008 annual meeting of shareholders and until their successors are elected and have been qualified. Votes regarding the election of Directors were as follows:

Director Nominee	Votes For	Votes Withheld
Robert G. Bitter, Pharm. D.	8,281,822	32,782
Stanley J. Cavalla	8,297,682	16,922
Tom Ellithorpe	8,085,848	228,756
R. Todd Henry	8,232,322	82,282
Gary Luke Hong	8,297,682	16,922
Robert M. Mochizuki	8,294,682	19,922
Ronnie D. Miller	8,296,682	17,922
Walter Reinhard	8,292,652	21,952
John Terzian	8,227,084	87,520
Dennis R. Woods	8,288,922	25,682
Michael T. Woolf, D.D.S.	8,293,682	20,922

Item 5. Not applicable

Item 6. Exhibits:

(a)	Exhibits:

11	Computation of Earnings per Share*
31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in note 6 to the consolidated financial statements in this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Security Bancshares

Date: August 9, 2007	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and Chief Financial Officer