Form 10-Q
period 2007-09-30
UNITED SECURITY BANCSHARES
filed 2007-11-09
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission file number: 000-32987

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of October 31, 2007: 11,905,438

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets - (unaudited)
September 30, 2007 and December 31, 2006

(in thousands except shares)	September 30, 2007	December 31, 2006
Assets
Cash and due from banks	$27,111	$28,771
Federal funds sold	1,770	14,297
Cash and cash equivalents	28,881	43,068
Interest-bearing deposits in other banks	5,255	7,893
Investment securities available for sale at fair value	88,657	83,366
Loans and leases	625,948	500,568
Unearned fees	(1,857)	(999)
Allowance for credit losses	(10,121)	(8,365)
Net loans	613,970	491,204
Accrued interest receivable	5,041	4,237
Premises and equipment - net	15,789	15,302
Other real estate owned	2,482	1,919
Intangible assets	4,525	2,264
Goodwill	8,835	750
Cash surrender value of life insurance	13,719	13,668
Investment in limited partnership	3,240	3,564
Deferred income taxes	6,194	5,307
Other assets	6,389	5,772
Total assets	$802,977	$678,314

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$152,787	$159,002
Interest bearing	516,741	428,125
Total deposits	669,528	587,127
Federal funds purchased	15,400	0
Other borrowings	10,000	0
Accrued interest payable	2,207	2,477
Accounts payable and other liabilities	8,754	7,204
Junior subordinated debentures (at fair value 9/30/07)	13,554	15,464
Total liabilities	719,443	612,272

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 11,914,447 and 11,301,113 issued and outstanding, in 2007 and 2006, respectively	33,487	20,448
Retained earnings	50,791	46,884
Accumulated other comprehensive loss	(744)	(1,290)
Total shareholders' equity	83,534	66,042
Total liabilities and shareholders' equity	$802,977	$678,314

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (unaudited)

	Quarter Ended Sept 30,		Nine Months Ended Sept 30,
(In thousands except shares and EPS)	2007	2006	2007	2006
Interest Income:
Loans, including fees	$13,633	$11,461	$39,542	$31,136
Investment securities - AFS - taxable	949	808	2,882	2,450
Investment securities - AFS - nontaxable	27	27	81	81
Federal funds sold	38	170	183	599
Interest on deposits in other banks	66	82	223	243
Total interest income	14,713	12,548	42,911	34,509
Interest Expense:
Interest on deposits	4,894	3,508	13,482	8,834
Interest on other borrowings	600	491	1,641	1,215
Total interest expense	5,494	3,999	15,123	10,049
Net Interest Income Before
Provision for Credit Losses	9,219	8,549	27,788	24,460
Provision for Credit Losses	1,950	276	2,360	639
Net Interest Income	7,269	8,273	25,428	23,821
Noninterest Income:
Customer service fees	1,191	905	3,503	2,905
Gain on sale of other real estate owned	12	11	35	38
Gain on proceeds from bank-owned life insurance	264	5	483	482
Gain (loss) on swap ineffectiveness	12	53	44	(94)
Gain on fair value of financial liabilities	2,121	0	2,234	0
Gain on sale of investment in correspondent bank stock	0	0	0	1,877
Gain on sale of fixed assets	1	1,011	2	1,012
Shared appreciation income	10	0	34	0
Other	408	346	1,219	912
Total noninterest income	4,019	2,331	7,554	7,132
Noninterest Expense:
Salaries and employee benefits	2,490	2,308	7,972	7,118
Occupancy expense	922	656	2,662	1,859
Data processing	90	95	326	372
Professional fees	485	244	1,251	664
Director fees	73	57	201	167
Amortization of intangibles	278	134	740	403
Correspondent bank service charges	138	53	343	153
Loss on California tax credit partnership	107	110	324	330
OREO expense	43	870	118	1,804
Other	666	533	2,072	1,774
Total noninterest expense	5,292	5,060	16,009	14,644
Income Before Taxes on Income	5,996	5,544	16,973	16,309
Provision for Taxes on Income	2,339	2,083	6,405	5,922
Net Income	$3,657	$3,461	$10,568	$10,387
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities, interest rate swap, and past service costs of employee benefit plans - net income tax of $314, $138, $364 and $263	471	391	546	453
Comprehensive Income	$4,128	$3,852	$11,114	$10,840
Net Income per common share
Basic	$0.31	$0.31	$0.89	$0.91
Diluted	$0.31	$0.30	$0.88	$0.91
Shares on which net income per common shares were based
Basic	11,931,166	11,337,694	11,938,849	11,358,351
Diluted	11,951,823	11,455,145	11,982,576	11,476,272

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Periods Ended September 30, 2007

	Common stock	Common stock		Accumulated Other
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Comprehensive Income (Loss)	Total
Balance January 1, 2006	11,361,118	$22,084	$38,682	$(1,752)	$59,014

Director/Employee stock options exercised	46,000	318			318
Tax benefit of stock options exercised		201			201
Net changes in unrealized loss on available for sale securities (net of income tax of $158)				237	237
Net changes in unrealized loss on interest rate swaps (net of income tax of $105)				216	216
Dividends on common stock ($0.33 per share)			(3,746)		(3,746)
Repurchase and cancellation of common shares	(97,420)	(2,177)			(2,177)
Stock-based compensation expense		175			175
Net Income			10,387		10,387
Balance September 30, 2006 (Unaudited)	11,309,698	20,601	45,323	(1,299)	64,625

Director/Employee stock options exercised	2,000	17			17
Tax benefit of stock options exercised		17			17
Net changes in unrealized loss on available for sale securities (net of income tax of $84)				126	126
Net changes in unrealized loss on interest rate swaps (net of income tax of $35)				52	52
Net changes in unrecognized past service Cost on employee benefit plans (net of income tax benefit of $112)				(169)	(169)
Dividends on common stock ($0.125 per share)			(1,411)		(1,411)
Repurchase and cancellation of common shares	(10,585)	(260)			(260)
Stock-based compensation expense		73			73
Net Income			2,972		2,972
Balance December 31, 2006	11,301,113	20,448	46,884	(1,290)	66,042

Director/Employee stock options exercised	90,000	510			510
Net changes in unrealized loss on available for sale securities (net of income tax of $234)				350	350
Net changes in unrealized loss on interest rate swaps (net of income tax of $88)				133	133
Net changes in unrecognized past service Cost on employee benefit plans (net of income tax of $42)				63	63
Dividends on common stock ($0.375 per share)			(4,518)		(4,518)
Repurchase and cancellation of common shares	(453,077)	(9,148)			(9,152)
Issuance of shares for business combination	976,411	21,537			21,541
Stock-based compensation expense		140			140
Cumulative effect of adoption of SFAS No. 159 (net income tax benefit of $613)			(845)		(845)
Cumulative effect of adoption of FIN48			(1,298)		(1,298)
Net Income			10,568		10,568
Balance September 30, 2007 (Unaudited)	11,914,447	$33,487	$50,791	$(744)	$83,534

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In thousands)	2007	2006
Cash Flows From Operating Activities:
Net income	$10,568	$10,387
Adjustments to reconcile net earnings to cash provided by operating activities:
Provision for credit losses	2,360	639
Depreciation and amortization	1,954	1,216
Amortization of investment securities	(79)	(44)
Increase in accrued interest receivable	(454)	(877)
Decrease in accrued interest payable	(92)	(53)
Increase in unearned fees	627	228
Increase (decrease) in income taxes payable	849	(191)
Excess tax benefits from stock-based payment arrangements	0	(1)
Stock-based compensation expense	140	175
Decrease in accounts payable and accrued liabilities	734	141
Gain on sale of correspondent bank stock	0	(1,877)
Gain on sale of other real estate owned	(35)	(38)
(Gain) loss on swap ineffectiveness	(44)	94
Gain on sale of assets	(2)	(1,012)
Income from life insurance proceeds	(483)	(482)
(Increase) decrease in surrender value of life insurance	(52)	216
Gain on fair value option of financial liabilities	(2,121)	0
Loss on limited partnership interest	324	330
Net decrease in other assets	578	2,496
Net cash provided by operating activities	14,772	11,347

Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	2,638	(176)
Purchases of available-for-sale securities	(19,178)	0
Maturities and calls of available-for-sale securities	21,965	5,640
Net redemption of correspondent bank stock	255	51
Premiums paid on life insurance	0	(227)
Net increase in loans	(63,815)	(83,513)
Cash and equivalents received in bank acquisition	6,373	0
Proceeds from sale of correspondent bank stock	0	2,607
Proceeds from sales of foreclosed assets	30	1,946
Proceeds from sales of premises and equipment	0	1,499
(Expenditures) proceeds from settlement of other real estate owned	(453)	2,476
Capital expenditures for premises and equipment	(973)	(3,432)
Net cash used in investing activities	(53,158)	(73,129)

Cash Flows From Financing Activities:
Net (decrease) increase in demand deposit and savings accounts	(49,882)	26,863
Net increase in certificates of deposit	62,683	16,804
Net increase in federal funds purchased	15,400	0
Net increase in FHLB borrowings	10,000	0
Redemption of junior subordinated debt	(15,923)	0
Proceeds from issuance of junior subordinated debt	15,000	0
Director/Employee stock options exercised	510	318
Excess tax benefits from stock-based payment arrangements	0	1
Repurchase and retirement of common stock	(9,148)	(2,177)
Payment of dividends on common stock	(4,441)	(3,637)
Net cash provided by financing activities	24,199	38,172

Net decrease in cash and cash equivalents	(14,187)	(23,610)
Cash and cash equivalents at beginning of period	43,068	63,030
Cash and cash equivalents at end of period	$28,881	$39,420

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries - Notes to Consolidated Financial Statements - (Unaudited)

1.	Organization and Summary of Significant Accounting and Reporting Policies

The consolidated financial statements include the accounts of United Security Bancshares, and its wholly owned subsidiary United Security Bank (the “Bank”) and two bank subsidiaries, USB Investment Trust (the “REIT”) and United Security Emerging Capital Fund, (collectively the “Company” or “USB”). Intercompany accounts and transactions have been eliminated in consolidation.

On February 16, 2007, the Company completed its merger with Legacy Bank, N.A., located in Campbell, California, with the acquisition of 100 percent of Legacy’s outstanding common shares. At merger, Legacy Bank’s one branch was merged with and into United Security Bank, a wholly owned subsidiary of the Company. The total value of the merger transaction was $21.5 million, and the shareholders of Legacy Bank received merger consideration consisting of 976,411 shares of common stock of the Company. The merger transaction was accounted for as a purchase transaction, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities. The net of assets acquired and liabilities assumed totaled approximately $8.6 million at the date of the merger. Fair value of Legacy assets and liabilities acquired, and resultant goodwill, has been determined. (See Note 15 to the Company’s consolidated financial statements contained herein for details of the merger).

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

Following is a comparison of the amortized cost and approximate fair value of securities available for sale as of September 30, 2007 and December 31, 2006:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
September 30, 2007:
U.S. Government agencies	$73,740	$96	$(657)	$73,179
U.S. Government agency collateralized mortgage obligations	14	0	0	14
Obligations of state and political subdivisions	2,227	50	0	2,277
Other investment securities	13,716	0	(529)	13,187
	$89,697	$146	$(1,186)	$88,657
December 31, 2006:
U.S. Government agencies	$69,746	$51	$(1,293)	$68,504
U.S. Government agency collateralized mortgage obligations	17	0	(1)	16
Obligations of state and political subdivisions	2,226	65	(1)	2,290
Other investment securities	13,000	0	(444)	12,556
	$84,989	$116	$(1,739)	$83,366

Included in other investment securities at September 30, 2007, is a short-term government securities mutual fund totaling $7.6 million, a CRA-qualified mortgage fund totaling $4.8 million, and a money-market mutual fund totaling $716,000. Included in other investment securities at December 31, 2006, is a short-term government securities mutual fund totaling $7.7 million, and a CRA-qualified mortgage fund totaling $4.8 million. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were no realized gains or losses on sales or calls of available-for-sale securities during the nine months ended September 30, 2007 or September 30, 2006.

Securities that have been temporarily impaired less than 12 months at September 30, 2007 are comprised of seven U.S. government agency securities and one municipal agency security, with a total weighted average life of 9.4 years. As of September 30, 2007, there were twelve U.S. government agency securities, one collateralized mortgage obligation, one municipal agency security, and two other investment securities with a total weighted average life of 0.9 years that have been temporarily impaired for twelve months or more.

The following summarizes temporarily impaired investment securities at September 30, 2007:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value(Carrying Amount)	Unrealized Losses	Fair Value(Carrying Amount)	Unrealized Losses	Fair Value(Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$23,876	$(96)	$43,553	$(561)	$67,429	$(657)
U.S. Government agency collateralized mortgage obligations	0	0	10	0	10	0
Obligations of state and political subdivisions	84	0	35	0	119	0
Other investment securities	0	0	12,471	(529)	12,471	(529)
Total impaired securities	$23,960	$(96)	$56,069	$(1,090)	$80,029	$(1,186)

Because the decline in market value is attributable to changes in market rates of interest rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company considers these investments to be temporarily impaired at September 30, 2007.

At September 30, 2007 and December 31, 2007, available-for-sale securities with an amortized cost of approximately $70.9 million and $70.9 million (fair value of $70.4 million and $69.7 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

3.	Loans and Leases

Loans include the following:

(In thousands)	September 30, 2007	% of Loans	December 31, 2006	% of Loans
Commercial and industrial	$207,123	33.2%	$155,811	31.1%
Real estate – mortgage	150,274	24.0%	113,613	22.7%
Real estate – construction	186,147	29.7%	168,378	33.7%
Agricultural	53,277	8.5%	35,102	7.0%
Installment/other	19,496	3.1%	16,712	3.3%
Lease financing	9,631	1.5%	10,952	2.2%
Total Gross Loans	$625,948	100.0%	$500,568	100.0%

There were no loans over 90 days past due and still accruing interest at September 30, 2007 or December 31, 2006. Nonaccrual loans totaled $17.1 million and $8.1 million at September 30, 2007 and December 31, 2006, respectively.

An analysis of changes in the allowance for credit losses is as follows:

(In thousands)	Sept 30, 2007	December 31, 2006	Sept 30, 2006
Balance, beginning of year	$8,365	$7,748	$7,748
Provision charged to operations	2,360	880	639
Losses charged to allowance	(1,916)	(502)	(475)
Recoveries on loans previously charged off	44	239	93
Reserve acquired in merger	1,268	—	—
Balance at end-of-period	$10,121	$8,365	$8,005

The allowance for credit losses represents management's estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. The formula allowance for unfunded loan commitments totaling $609,000 at September 30, 2007 is carried in other liabilities. Significant changes in these estimates might be required in the event of a downturn in the economy and/or the real estate markets in the San Joaquin Valley, and the greater Oakhurst and East Madera County areas.

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the periods presented:

(in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Total impaired loans at period-end	$23,060	$8,893	$8,839
Impaired loans which have specific allowance	12,920	5,638	5,529
Total specific allowance on impaired loans	5,192	4,117	3,861
Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	10,140	3,255	3,310

(in thousands)	YTD - 9/30/07	YTD - 12/31/06	YTD - 9/30/06
Average recorded investment in impaired loans during period	$14,745	$10,088	$10,382
Income recognized on impaired loans during period	0	65	35

4.	Deposits

Deposits include the following:

	September 30,	December 31,
(In thousands)	2007	2006
Noninterest-bearing deposits	$152,787	$159,002
Interest-bearing deposits:
NOW and money market accounts	184,465	184,384
Savings accounts	45,448	31,933
Time deposits:
Under $100,000	47,797	42,428
$100,000 and over	239,031	169,380
Total interest-bearing deposits	516,741	428,125
Total deposits	$669,528	$587,127

5.	Short-term Borrowings/Other Borrowings

At September 30, 2007, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $385.4 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $22.2 million. At September 30, 2007, the Company had total outstanding balances of $20.0 million drawn against its FHLB line of credit. Of the $20.0 million in FHLB borrowings outstanding at September 30, 2007, $10.0 million was in overnight borrowings, and the other $10.0 million consists of a two-year FHLB advance, at a fixed rate of 4.92%, and a maturity date of March 30, 2009.

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

6.	Supplemental Cash Flow Disclosures

	Nine Months Ended Sept 30,
(In thousands)	2007	2006
Cash paid during the period for:
Interest	$15,393	$10,102
Income Taxes	5,556	5,990
Noncash investing activities:
Dividends declared not paid	$1,490	1,245
Supplemental disclosures related to acquisitions:
Deposits	$69,600
Other liabilities	286
Securities available for sale	(7,414)
Loans, net of allowance for loan losses	(62,426)
Premises and equipment	(728)
Intangibles	(11,085)
Accrued interest and other assets	(3,396)
Stock issued	21,536
Net cash and equivalents acquired	$6,373

7.	Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Quarter Ended Sept 30,		Nine Months Ended Sept 30,
(In thousands except earnings per share data)	2007	2006	2007	2006
Net income available to common shareholders	$3,657	$3,461	$10,568	$10,387

Weighted average shares issued	11,931	11,338	11,939	11,358
Add: dilutive effect of stock options	21	117	44	118
Weighted average shares outstanding adjusted for potential dilution	11,952	11,455	11,983	11,476
Basic earnings per share	$0.31	$0.31	$0.89	$0.91
Diluted earnings per share	$0.31	$0.30	$0.88	$0.91

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

The amortizing hedge has a remaining notional value of $5.8 million at September 30, 2007, matures in September 2008, and has a duration of approximately 3 months. As of September 30, 2007, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 1.25 years. As of September 30, 2007, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $15,000 (net of tax benefit of $10,000). During the nine months ended September 30, 2007, $270,000 was reclassified from other accumulated comprehensive income into expense, and is reflected as a reduction in interest income.

The Company performed a quarterly analysis of the effectiveness of the interest rate swap agreement at September 30, 2007. As a result of a correlation analysis, the Company has determined that the swap remains highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge and, therefore, continues to qualify for hedge accounting under the guidelines of SFAS No. 133. However, during the second quarter of 2006, the Company determined that the underlying loans being hedged were paying off faster than the notional value of the hedge instrument was amortizing. This difference between the notional value of the hedge and the underlying hedged assets is considered an “overhedge” pursuant to SFAS No. 133 guidelines and may constitute ineffectiveness if the difference is other than temporary. The Company determined during 2006 that the difference was other than temporary and, as a result, reclassified a net total of $75,000 of the pretax hedge loss reported in other comprehensive income into earnings during 2006. As of September 30, 2007, the notional value of the hedge was still in excess of the value of the underlying loans being hedged by approximately $3.2 million, but had improved from the $3.3 million difference existing at December 31, 2006. As a result, the Company recorded a pretax hedge gain related to swap ineffectiveness of approximately $44,000 during the first nine months of 2007. Amounts recognized as hedge ineffectiveness gains or losses are reflected in noninterest income.

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

During the nine months ended September 30, 2007, 453,077 shares were repurchased at a total cost of $9.2 million and an average per share price of $20.20. Of the shares repurchased during 2007, 166,660 shares were repurchased under the 2004 plan at an average cost of $20.46 per shares, and 286,417 shares were repurchased under the 2007 plan at an average cost of $20.05 per shares.

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

Included in salaries and employee benefits for the nine months ending September 30, 2007 and 2006 is $140,000 and $175,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to either quarter.

A summary of the Company’s options as of January 1, 2007 and changes during the nine months ended September 30, 2007 is presented below.

		Weighted		Weighted
		Average		Average
	2005	Exercise	1995	Exercise
	Plan	Price	Plan	Price
Options outstanding January 1, 2007	171,500	$17.05	126,000	$7.25
Granted during the period	5,000	20.24	—	—
Exercised during the period	0	—	(90,000)	5.67
Options outstanding Sept 30, 2007	176,500	$17.14	36,000	$11.21

Options exercisable at Sept 30, 2007	46,700	$16.34	24,000	$10.74

As of September 30, 2007 and 2006, there was $270,000 and $461,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.25 years and 1.75 years, respectively. The Company received $510,000 and $310,000 in cash proceeds on options exercised during the nine months ended September 30, 2007 and 2006, respectively. No tax benefits were realized on stock options exercised during the nine months ended September 30, 2007, because all options exercised during the period were incentive stock options. Tax benefits realized on options exercised during the nine months ended September 30, 2006 totaled $201,000.

	Period Ended	Period Ended
	Sept 30, 2007	Sept 30, 2006
Weighted average grant-date fair value of stock options granted	$4.51	$4.30
Total fair value of stock options vested	$167,028	$61,030
Total intrinsic value of stock options exercised	$1,517,000	$631,320

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

	Six Months Ended
	September 30, 2007	September 30, 2006
Risk Free Interest Rate	4.53%	4.65%
Expected Dividend Yield	2.47%	2.38%
Expected Life in Years	6.50 Years	6.50 Years
Expected Price Volatility	20.63%	20.35%

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

The Company and a subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. The Company is not currently aware of any tax jurisdictions where the Company or any subsidiary is subject examination by federal, state, or local taxing authorities before 2001. The Internal Revenue Service (IRS) has not examined the Company’s or any subsidiaries federal tax returns since before 2001, and the Company currently is not aware of any examination planned or contemplated by the IRS. The California Franchise Tax Board (FTB) is currently examining the Company’s 2004 state tax return, and it is anticipated that the examination will be completed during the fourth quarter of 2007. There were no contingencies included in the financial statements at September 30, 2007 for the FTB’s examination of the Company’s 2004 tax state tax return.

During the second quarter of 2006, the FTB issued the Company a letter of proposed adjustments to, and assessments for, (as a result of examination of the tax years 2001 and 2002) certain tax benefits taken by the REIT during 2002. The Company continues to review the information available from the FTB and its financial advisors and believes that the Company's position has merit. The Company is pursing its tax claims and will defend its use of these entities and transactions. The Company will continue to assert its administrative protest and appeal rights pending the outcome of litigation by another taxpayer presently in process on the REIT issue in the Los Angeles Superior Court (City National v. Franchise Tax Board).

The Company has reviewed its REIT tax position as of January 1, 2007 (adoption date) and again at March 31, 2007, June 30, 2007, and September 30, 2007 in light of the adoption of FIN48. The Bank, with guidance from advisors believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined in FIN48) that the Bank will prevail in its case with the FTB. As a result of the implementation of FIN48, the Company recognized approximately a $1.3 million increase in the liability for unrecognized tax benefits (included in other liabilities), which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The adjustment provided at adoption included penalties proposed by the FTB of $181,000 and interest totaling $210,000. During the nine months ended September 30, 2007, the Company recorded an additional $43,000 in interest liability pursuant to the provisions of FIN48. The Company had approximately $434,000 accrued for the payment of interest and penalties at September 30, 2007. Subsequent to the initial adoption of FIN48, it is the Company’s policy to recognize interest expense related to unrecognized tax benefits, and penalties, as a component tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in 000’s):

Balance at January 1, 2007	$1,298
Additions for tax provisions of prior years	43
Balance at September 30, 2007	$1,341

12.	Fair Value – Adoption of SFAS No. 159

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

The following table summarizes the effects of the adoption of SFAS No. 159 at both adoption date and September 30, 2007 (in 000’s) on the Company’s junior subordinated debentures. Changes in fair value (FV) for periods subsequent to adoption are recorded in current earnings. Pretax changes in fair value for the nine months ended September 30, 2007 totaled $2.2 million and are included as a gain in other noninterest income.

Balance of junior subordinated debentures at December 31, 2006	$15,464
Adjustments upon adoption:
Combine accrued interest 1/1/07	613
Total carrying value 1/1/07	16,077
FV adjustment upon adoption of SFAS No. 159	1,053
Total FV of junior subordinated debentures at adoption - January 1, 2007	$17,130

Total FV of junior subordinated debentures at September 30, 2007	$13,554

13.	Redemption of Trust Preferred Securities and formation of USB Capital Trust II

At June 30, 2007, the Company held junior subordinated debentures issued to capital trusts commonly known as "Trust Preferred securities.” The debt instrument was issued by the Company’s wholly-owned special purpose trust entity, USB Capital Trust I on July 25, 2001 in the amount of $15,000,000 with a thirty-year maturity, interest benchmarked at the 6-month-LIBOR rate (re-priced in January and July each year) plus 3.75%. The Company had the ability to redeem the debentures at its option. The prepayment provisions of the instrument allowed repayment after five years (July 25, 2006) with certain prepayment penalties. On July 25, 2007, the Company redeemed the $15.0 million in subordinated debentures plus accrued interest of $690,000 and a 6.15% prepayment penalty totaling $922,500. Concurrently, the Trust Preferred securities issued by Capital Trust I were redeemed. The prepayment penalty of $922,500 had previously been a component of the fair value adjustment for the junior subordinated debt at the initial adoption of SFAS No. 159, and as a result was recorded through retained earnings effective January 1, 2007.

During July 2007, the Company formed USB Capital Trust II, a wholly-owned special purpose entity, for the purpose of issuing Trust Preferred Securities. Like USB Capital Trust I formed in July 2001, USB Capital Trust II is a Variable Interest Entity (VIE) and will be considered a deconsolidated entity pursuant to FIN 46. On July 23, 2007 USB Capital Trust II issued $15 million in Trust Preferred securities. The securities have a thirty-year maturity and bear a floating rate of interest (repricing quarterly) of 1.29% over the three-month LIBOR rate (initial coupon rate of 6.65%). Interest will be paid quarterly. Concurrent with the issuance of the Trust Preferred securities, USB Capital Trust II used the proceeds of the Trust Preferred securities offering to purchase a like amount of junior subordinated debentures of the Company. The Company will pay interest on the junior subordinated debentures to USB Capital Trust II, which represents the sole source of dividend distributions to the holders of the Trust Preferred securities. The Company may redeem the junior subordinated debentures at anytime before October 2008 at a redemption price of 103.3, and thereafter each October as follows: 2008 at 102.64, 2009 at 101.98, 2010 at 101.32, 2011 at 100.66, and at par anytime after October 2012.

As with the previous junior subordinated securities issued under USB Capital Trust I, the Company has elected the fair value measurement option for all the Company’s new junior subordinated debentures issued under USB Capital Trust II. During the quarter ended September 30, 2007, the Company recorded a pre-tax gain of $2.1 million pursuant to SFAS No. 159 as measured under fair value measurement guidelines of SFAS No. 157. The gain realized during the third quarter resulted from an overall deterioration of the credit markets during the third quarter of 2007 which increased pricing spreads from base rates on similar debt instruments.

14.	Fair Value Measurements– Adoption of SFAS No. 157

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis during the period (in 000’s):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	September 30, 2007	(Level 1)	(Level 2)	(Level 3)
AFS Securities	$88,657	$88,657
Interest Rate Swap	(56)		($56)
Impaired Loans	16,693		15,264	$1,429
Total	$105,294	$88,657	$15,208	$1,429

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	September 30, 2007	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	$13,554		$13,554
Total	$13,554	$0	$13,554	$0

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

Fair value measurements for impaired loans are performed pursuant to SFAS No. 114, and are based upon either collateral values supported by appraisals, or observed market prices. The change in fair value of impaired assets that were valued based upon level three inputs was approximately $92,000 for the nine months ended September 30, 2007. This loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the loan loss reserve. Such adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for credit losses recorded in current earnings.

Upon adoption of SFAS No. 159 on January 1, 2007, the Company elected the fair value measurement option for all the Company’s pre-existing junior subordinated debentures, and subsequently for new junior subordinated debentures issued during July 2007 under USB Capital Trust II. The fair value of the debentures was determined based upon discounted cash flows utilizing observable market rates and credit characteristics for similar instruments. In its analysis, the Company used characteristics that distinguish market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. The adjustment for fair value at adoption was recorded as a cumulative-effect adjustment to the opening balance of retained earnings at January 1, 2007. Fair value adjustments subsequent to adoption are recorded in current earnings (see Notes 12 and 13 to the financial statements included herein in the Company’s 10-Q for September 30, 2007).

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis during the period (in 000’s):

	(in 000’s)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	Sept 30, 2007	(Level 1)	(Level 2)	(Level 3)
Business combination:
Securities – AFS	$7,414	$7,414
Loans, net allowance for losses	62,426			$62,426
Premises and Equipment	729			729
Goodwill	8,085			8,085
Other assets	7,633			7,633
Total assets	$86,287	$7,414	$0	$78,873

	(in 000's)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	Sept 30, 2007	(Level 1)	(Level 2)	(Level 3)
Business combination:
Deposits (net CDI)	$66,600			$66,600
Other liabilities	286			286
Total liabilities	$66,886	$0	$0	$66,886

The Company completed its merger with Legacy Bank in February 2007 (see Note 15 to the financial statements included herein in the Company’s 10-Q for September 30, 2007). The merger transaction was accounted for using the purchase accounting method, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities. The allocations of purchase price based upon the fair market value of assets acquired and liabilities assumed is preliminary, but management does not believe that adjustments, if any, will be material. The fair value measurements for Legacy’s loan portfolio included certain market rate assumptions on segmented portions of the loan portfolio with similar credit characteristics, and credit risk assumptions specific to the individual loans within that portfolio. Available-for sale securities were valued based upon open-market quotes obtained from reputable third-party brokers. Legacy’s deposits were valued based upon anticipated net present cash flows related to Legacy’s deposit base, and resulted in a core deposit intangible (CDI) adjustment of $3.0 million carried as an asset on the Company’s balance sheet. Assumptions used to determine the CDI included anticipated costs of, and revenues generated by, those deposits, as well as the estimated life of the deposit base. Other assets and liabilities generally consist of short-term items including cash, overnight investments, and accrued interest receivable or payable, and as such, it was determined that carrying value approximated fair value.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on both a recurring (impaired loans) and nonrecurring (business combination) basis during the period (in 000’s):

Impaired Loans
Reconciliation of Assets:
Beginning balance	$1,521
Total gains or (losses) included in earnings (or changes in net assets)	(203)
Transfers in and/or out of Level 3	111
Ending balance	$1,429

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	($203)

15.	Business Combination

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

The merger transaction was accounted for using the purchase accounting method, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities. The allocations of purchase price based upon the fair market value of assets acquired and liabilities assumed are preliminary, but management does not believe that adjustments, if any, will be material. While management believes the Company will be able to fully utilize the net operating loss carry-forward (NOL) obtained in the Legacy merger, the 2007 portion of Legacy’s NOL has not been finalized, which may result in minor adjustments to the deferred tax asset carried on the Company’s balance sheet. The Company has utilized a fair value approach for Legacy’s loan portfolio which includes certain market rate assumptions on segmented portions of the loan portfolio with similar credit characteristics, and credit risk assumptions specific to the individual loans within that portfolio. Additional changes, if any, in the fair-market-value assumptions used for purchase allocation purposes will be reflected as an adjustment to goodwill.

Core deposit intangibles totaling $3.0 million will be amortized for book purposes over an estimated life of approximately 7 years using the yield method. Core deposit intangibles will be reviewed for impairment on an annual basis.

Goodwill totaling $8.1 million will not be amortized for book purposes under current accounting guidelines. Because the merger was a tax-deferred stock-for-stock purchase, goodwill is not deductible for tax purposes. Goodwill will be reviewed for impairment on an annual basis.

16.	Employee Benefit Plans – Application of SFAS No. 158

In the Company's Form 10-K for the year ended December 31, 2006, a transition adjustment in the amount of $169,000 net of tax benefit of $112,000, was recognized as a component of the ending balance of Accumulated Other Comprehensive Income/(Loss) on the Company’s balance sheet as the result of the adoption of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”.

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

17.	Subsequent events – Other Real Estate Owned

Other real estate owned (“OREO”), consisting of real estate acquired through foreclosure of collateral that secured loans, totaled $2.5 million at September 30, 2007. Subsequent to quarter-end, one OREO property carried at a value of $563,000 at September 30, 2007 was sold resulting in a pretax loss of $6,000. During October 2007, two nonaccrual loans totaling $ 6.3 million at September 30, 2007 were transferred to OREO. Accrued interest of approximately $866,000 on one nonaccrual loan with principal of $6.0 million was included in the transfer to OREO as an adjustment to the carrying value of the property. OREO was $9.1 million at October 31, 2007 after the transfers.

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

Trends Affecting Results of Operations and Financial Position

The following table summarizes the nine-month and year-to-date averages of the components of interest-bearing assets as a percentage of total interest-bearing assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	9/30/07	12/31/06	9/30/06
Loans and Leases	84.45%	80.26%	79.61%
Investment securities available for sale	13.74%	15.65%	16.05%
Interest-bearing deposits in other banks	1.15%	1.33%	1.34%
Federal funds sold	0.66%	2.76%	3.00%
Total earning assets	100.00%	100.00%	100.00%

NOW accounts	9.01%	11.21%	11.54%
Money market accounts	27.08%	31.56%	31.28%
Savings accounts	9.14%	8.02%	8.18%
Time deposits	48.44%	44.72%	44.15%
Other borrowings	3.19%	0.96%	1.28%
Subordinated debentures	3.14%	3.53%	3.57%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

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

The Company continues its business development and expansion efforts throughout a dynamic and growing market area, and as a result, realized substantial increases in both loan and deposit volumes during the nine months ended September 30, 2007. With approximately half of the increase resulting from the Legacy Bank merger completed during February 2007, the Company experienced increases of $125.4 million in loans, while other interest earning assets, including federal funds sold and interest-bearing deposits in other banks, declined during the period, as loan growth exceeded deposit growth during the period. The Company experienced growth in all loan categories except lease financing, with growth being strongest in commercial and industrial loans, and commercial real estate loans. Deposit growth totaled $82.4 million during the nine months ended September 30, 2007, and deposit increases were to a large degree the result of the merger with Legacy Bank. Deposit growth occurred in all categories except noninterest-bearing deposits, which actually declined $6.2 million during the nine months ended September 30, 2007. Depositors continue to be attracted to money market accounts and time deposits over $100,000, as they seek higher yields.

With market rates of interest remaining level through much of 2007, then declining 50 basis points during mid-September 2007, the Company has begun to experience declines in its net interest margin. The Company’s net interest margin was 5.50% for the nine months ended September 30, 2007, as compared to 5.67% for the year ended December 31, 2006, and 5.66% for the nine months ended September 30, 2006. With approximately 63% of the loan portfolio in floating rate instruments at September 30, 2007, the effects of market rates continue to be realized almost immediately on loan yields. Loans yielded 9.28% during the nine months ended September 30, 2007, as compared to 9.13% for the year ended December 31, 2006, and 9.06% for the nine months ended September 30, 2006. Loan yield was enhanced during the first nine months of 2007, as a nonperforming loan was paid off during the quarter, providing an additional $902,000 in previously unrecognized interest income that would not have otherwise been recognized during the nine months ended September 30, 2007, and an enhancement to loan yield of approximately 21 basis points. The Company continues to experience pricing pressures on deposits, especially money market accounts and time deposits, as increased competition for deposits continues throughout the Company’s market area. The Company’s average cost of funds was 3.90% for the nine months ended September 30, 2007 as compared to 3.24% for the year ended December 31, 2006, and 3.10% for the nine months ended September 30, 2006.

Noninterest income continues to be driven by customer service fees, which totaled $3.5 million for the nine months ended September 30, 2007, representing on increase of $598,000 or 20.59% over the $2.9 million in customer service fees reported for the nine months ended September 30, 2006. Total noninterest income increased by $422 between the nine-month periods ended September 30, 2006 and September 30, 2007, primarily as the result of a $2.2 million gain recognized during the nine moths ended September 30, 2007 resulting from SFAS No. 159 fair value adjustments to the Company’s junior subordinated debt. Offsetting this were several reductions in noninterest income including, a nonrecurring $1.9 million gain on the sale of an investment in correspondent bank stock recognized during the first quarter of 2006, and a $1 million gain on the sale of the Company’s administrative headquarters during the third quarter of 2006, both of which did not occur again during 2007. Other noninterest income increased approximately $245,000 as the result of a number of items including increases in rental and OREO income experienced during the first nine months of 2007.

Noninterest expense increased approximately $1.4 million or 9.3% between the nine-month periods ended September 30, 2006 and September 30, 2007. Increases were experienced in salaries and employee benefits, occupancy expense, professional fees, and other general business expenses, as the Company continues to grow and seek qualified staff as part of its strategic plan. As part of noninterest expense, OREO expense actually declined by $1.7 million or 93.5% between the nine-month periods ended September 30, 2006 and September 30, 2007 as costs associated with an OREO property the Company was in the process of liquidating during 2006, were not again incurred during 2007.

The Company has maintained a strong balance sheet, with sustained loan growth and sound deposit growth. With the Legacy merger completed during February 2007, total assets have grown more than $124.7 million between December 31, 2006 and September 30, 2007, while net loans have grown $122.8 million, and deposits have grown $82.4 million during the nine months ended September 30, 2007. With increased loan growth, average loans comprised approximately 84% of overall average earning assets during the nine months ended September 30, 2007. In total, average core deposits, including NOW accounts, money market accounts, and savings accounts, continue to comprise a high percentage of total interest-bearing liabilities for the nine months ended September 30, 2007, although time deposits as a percentage of average deposits for the period have increased during 2007 as the Company has sought brokered deposits to fund continued loan demand. To further fund loan demand, the Company utilized its FHLB credit line during the first quarter of 2007, borrowing $10.0 million for a term of two years at a fixed rate of 4.92%.

During July 2007, the Company formed USB Capital Trust II, a wholly-owned special purpose entity, for the purpose of issuing Trust Preferred securities. At the same time, the Company redeemed the $15 million in junior subordinated debt issued to USB Capital Trust I which in turn had issued Trust Preferred securities to investors. The Trust Preferred securities issued by USB Capital Trust I during 2001 carried a floating interest rate of six-month LIBOR plus 3.75% and had a maturity term of thirty years. During July, USB Capital Trust II issued $15 million in Trust Preferred securities at a floating rate of three-month LIBOR plus 1.29% and had a maturity term of thirty years. Concurrent with the issuance of the Trust Preferred securities, USB Capital Trust II used the proceeds of the Trust Preferred securities offering to purchase a like amount of junior subordinated debentures of the Company with substantially like terms to the Trust Preferred securities issued by the Trust. The new subordinated debentures will reduce the cost of the Company’s $15 million debt by 246 basis points, and should result in pre-tax interest cost savings of approximately $30,000 per month. Effective January 1, 2007, the Company had elected the fair value option for the Company’s junior subordinated debt pursuant to SFAS No. 159. The Company also elected the fair value option for the subordinated debentures issued to USB Capital Trust II during July 2007. As a result of fair value adjustments at September 30, 2007, the Company recorded a $2.1 million gain on its junior subordinated debt, primarily resulting from an overall deterioration of the credit markets during the third quarter of 2007 which increased pricing spreads from base rates on similar debt instruments.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties, as well as its new market area of Campbell, in Santa Clara County. The San Joaquin Valley and other California markets continue to benefit from construction lending and commercial loan demand from small and medium size businesses, although commercial and residential real estate markets have softened during 2007. On average, loans have increased nearly $110.1 million between the nine-month periods ended September 30, 2006 and September 30, 2007, and end-of-period loans have increased more than $126.6 million between September 30, 2006 and September 30, 2007. Growth continues primarily in commercial and industrial loans, and commercial real estate loans, and to a lesser degree in construction loans and agricultural loans. In the future, the Company will continue to maintain an emphasis on its core lending strengths of commercial real estate and construction lending, as well as small business financing, while expanding opportunities in agricultural, installment, and other loan categories when possible. The third quarter did present challenges with credit tightening, weakening real estate markets, and loan losses affecting the loan portfolio. The charge-off of a $1.6 million land development loan during the third quarter of 2007, combined with an increase in impaired loans, necessitated an additional $1.7 million in loan loss provision for the quarter. Additionally, OREO increased $563,000 during the third quarter resulting from the transfer of a single loan relationship to foreclosed property. As a result, nonperforming assets as a percentage of total assets increased from 2.19% at December 31, 2006 to 2.45% at September 30, 2007.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Growth and increasing market share will be of primary importance during the remainder of 2007 and beyond. The Company is excited about its recent merger with Legacy Bank located in Campbell, California. This new acquisition brings additional opportunities in a dynamic new market, and will enable the Company to expand its ability to serve Legacy’s current clients and increase lending capabilities in the market area of Santa Clara County. During the fourth quarter of 2006, the Company relocated its administrative headquarters to downtown Fresno, thus increasing its presence there. The banking industry has recently experienced pressures on net margins as well as asset quality resulting from concerns in the sub-prime real estate market, and a general deterioration in credit markets. As a result, market rates of interest and asset quality will continue be an important factor in the Company’s ongoing strategic planning process, as it is predicted that we are near the end of an interest rate cycle.

Results of Operations

For the nine months ended September 30, 2007, the Company reported net income of $10.6 million or $0.89 per share ($0.88 diluted) as compared to $10.4 million or $0.91 per share ($0.91 diluted) for the nine months ended September 30, 2006. The Company’s return on average assets was 1.87% for the nine-month-period ended September 30, 2007 as compared to 2.14% for the nine-month-period ended September 30, 2006. The Bank’s return on average equity was 17.43% for the nine months ended September 30, 2007 as compared to 22.12% for the same -month period of 2006.

Net Interest Income

Net interest income before provision for credit losses totaled $27.8 million for the nine months ended September 30, 2007, representing an increase of $3.3 million or 13.6% when compared to the $24.5 million reported for the same nine months of the previous year. The increase in net interest income between 2006 and 2007 is primarily the result of increased volumes in, and yields on, interest-earning assets, which more than offset increases in the Company’s cost of interest-bearing liabilities.

The Bank's net interest margin, as shown in Table 1, decreased to 5.50% at September 30, 2007 from 5.66% at September 30, 2006, a decrease of 16 basis point (100 basis points = 1%) between the two periods. Although the Company has experienced pricing pressures on loans over the past year, average market rates of interest increased between the nine-month periods ended September 30, 2006 and 2007. The prime rate averaged 8.23% for the nine months ended September 30, 2007 as compared to 7.86% for the comparative nine months of 2006. While yields on earning assets increased between the two periods presented, costs of interest-bearing liabilities increased more, increasing 80 basis points between the two nine-month periods.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Nine Months Ended September 30, 2007 and 2006

	2007			2006
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans and leases (1)	$569,730	$39,542	9.28%	$459,640	$31,136	9.06%
Investment Securities - taxable	90,466	2,882	4.26%	90,465	2,450	3.62%
Investment Securities - nontaxable (2)	2,227	81	4.86%	2,226	81	4.87%
Interest-bearing deposits in other banks	7,762	223	3.84%	7,741	243	4.20%
Federal funds sold and reverse repos	4,485	183	5.46%	17,307	599	4.63%
Total interest-earning assets	674,670	$42,911	8.50%	577,379	$34,509	7.99%
Allowance for credit losses	(9,648)			(8,035)
Noninterest-bearing assets:
Cash and due from banks	24,587			27,015
Premises and equipment, net	15,950			12,102
Accrued interest receivable	4,187			3,549
Other real estate owned	1,953			3,837
Other assets	42,411			33,137
Total average assets	$754,110			$648,984
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$46,675	$221	0.63%	$50,000	$220	0.59%
Money market accounts	140,337	3,271	3.12%	135,568	2,572	2.54%
Savings accounts	47,384	691	1.95%	35,429	144	0.54%
Time deposits	250,983	9,299	4.95%	191,380	5,898	4.12%
Other borrowings	16,513	657	5.32%	5,531	219	5.29%
Junior subordinated debentures	16,272	984	8.09%	15,464	996	8.61%
Total interest-bearing liabilities	518,164	$15,123	3.90%	433,372	$10,049	3.10%
Noninterest-bearing liabilities:
Noninterest-bearing checking	145,471			145,443
Accrued interest payable	2,238			1,890
Other liabilities	7,185			5,490
Total Liabilities	673,058			586,195

Total shareholders' equity	81,052			62,789
Total average liabilities and shareholders' equity	$754,110			$648,984
Interest income as a percentage of average earning assets			8.50%			7.99%
Interest expense as a percentage of average earning assets			3.00%			2.33%
Net interest margin			5.50%			5.66%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $2,285,000 and $2,529,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

Table 2. Rate and Volume Analysis

	Increase (decrease) in the nine months ended
	Sept 30, 2007 compared to Sept 30, 2006
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$8,406	$782	$7,624
Investment securities available for sale	432	432	0
Interest-bearing deposits in other banks	(20)	(21)	1
Federal funds sold and securities purchased under agreements to resell	(416)	92	(508)
Total interest income	8,402	1,285	7,117
Increase (decrease) in interest expense:
Interest-bearing demand accounts	700	678	22
Savings accounts	547	484	63
Time deposits	3,401	1,339	2,062
Other borrowings	438	1	437
Subordinated debentures	(12)	(63)	51
Total interest expense	5,074	2,439	2,635
Increase (decrease) in net interest income	$3,328	$(1,154)	$4,482

For the nine months ended September 30, 2007, total interest income increased approximately $8.4 million or 24.4% as compared to the nine-month period ended September 30, 2006. Earning asset volumes increased almost exclusively in loans, while volumes decreased moderately in federal funds sold.

For the nine months ended September 30, 2007, total interest expense increased approximately $5.1 million or 50.5% as compared to the nine-month period ended September 30, 2006. Between those two periods, average interest-bearing liabilities increased by $84.8 million, while the average rates paid on those liabilities increased by 80 basis points.

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the nine months ending September 30, 2007, the provision to the allowance for credit losses amounted to $2.4 million as compared to $639,000 for the nine months ended September 30, 2006. Additional provisions taken during the third quarter of 2007 were the result of a charge-off of a land development loan totaling $1.6 million, as well as an increase in nonperforming loans during the quarter. The amount provided to the allowance for credit losses during the first nine months brought the allowance to 1.62% of net outstanding loan balances at September 30, 2007, as compared to 1.67% of net outstanding loan balances at December 31, 2006, and 1.61% at September 30, 2006.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2007 as compared to the nine months ended September, 2006:

(In thousands)	2007	2006	Amount of Change	Percent Change
Customer service fees	$3,503	$2,905	$598	20.59%
Gain on sale of OREO	35	38	(3)	-7.89%
Gain on proceeds from life insurance	483	482	1	0.21%
Gain (loss) on swap ineffectiveness	44	(94)	138	146.81%
Gain on fair value of financial liabilities	2,234	0	2,234	—
Gain on sale of investment	0	1,877	(1,877)	-100.00%
Gain on sale of fixed assets	2	1,012	(1,010)	-99.80%
Shared appreciation income	34	0	34	—
Other	1,219	912	307	33.66%
Total noninterest income	$7,554	$7,132	$422	5.92%

Noninterest income for the nine months ended September 30, 2007 increased $422,000 or 5.9% when compared to the same period of 2006. Net increases in total noninterest income experienced during 2007 were the primarily the result of a $2.2 million gain recognized on the change in fair value to the Company’s junior subordinated debt. With the recent deterioration in credit markets, the rate on the Company’s junior subordinated debt was far below current market rates of interest on similar instruments, resulting in the significant gain recorded at September 30, 2007. This was offset by a decline in gain on sale of investments, and gain on sale of fixed assets. Declines in gain on sale of investments resulted from a $1.8 million gain on the sale of an investment in correspondent bank during the first quarter of 2006, which was not again experienced during 2007. Declines in gain on sale of fixed assets resulted from a $1 million gain on the sale of the Company’s administrative headquarters during the third quarter of 2006, which was not again experienced during 2007. Customer service fees increased $598,000 or 20.6% between the two nine-month periods presented, which is attributable in large part to increases in ATM income, but is also attributable to increases in DDA analysis fees and NSF fees. Increases in other noninterest income of $307,000 or 33.7% between the nine-month periods ended September 2006 and 2007, were the result of a number of items including increases in rental and OREO income experienced during the first nine months of 2007.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006:

Table 4. Changes in Noninterest Expense

(In thousands)	2007	2006	Amount of Change	Percent Change
Salaries and employee benefits	$7,972	$7,118	$854	12.00%
Occupancy expense	2,662	1,859	803	43.20%
Data processing	326	372	(46)	-12.37%
Professional fees	1,251	664	587	88.40%
Directors fees	201	167	34	20.36%
Amortization of intangibles	740	403	337	83.62%
Correspondent bank service charges	343	153	190	124.18%
Loss on California tax credit partnership	324	330	(6)	-1.82%
OREO expense	118	1,804	(1,686)	-93.46%
Other	2,072	1,774	298	16.80%
Total expense	$16,009	$14,644	$1,365	9.32%

Increases in noninterest expense between the nine months ended September 30, 2006 and 2007 are associated primarily with normal continued growth of the Company, including additional staffing costs, and costs associated with the new branch operations in Campbell, California, resulting from the merger with Legacy Bank. Increases in professional fees experienced during 2007 were the result of additional legal fees incurred for impaired loans and general corporate purposes, as well as increased audit fees. Decreases in OREO expense were the result of additional expenses, including disposal and clean-up costs, incurred during 2006 on a single OREO property, which was in the process of liquidation.

Pursuant to the adoption of SFAS No. 123R during the first quarter of 2006, the Company recognized stock-based compensation expense of $140,000 and $175,000 for the nine months ended September 30, 2007 and 2006, respectively. This expense is included in noninterest expense under salaries and employee benefits. The Company expects stock-based compensation expense to be about $48,000 per quarter during the remainder of 2007. Under the current pool of stock options, stock-based compensation expense will decline to approximately $30,000 per quarter during 2008, then to $17,000 per quarter for 2009, and decline after that through 2011. If new stock options are issued, or existing options fail to vest, for example, due to forfeiture, actual stock-based compensation expense in future periods will change.

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

The Company has reviewed its REIT tax position as of January 1, 2007 (adoption date), and then again at March 31st and June 30th, 2007 in light of the adoption of FIN48. The Bank, with guidance from advisors believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined in FIN48) that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007 the Company recorded an adjustment of $1,299,000 to beginning retained earnings upon adoption of FIN48 to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. During the nine months ended September 30, 2007, the Company increased the unrecognized tax liability by an additional $43,000 in interest for the period, bringing the total recorded tax liability under FIN48 to $1,341,000 at September 30, 2007. It is the Company’s policy to recognize interest and penalties under FIN48 as a component of income tax expense.

Financial Condition

Total assets increased $124.7 million or 18.38% to a balance of $803.0 million at September 30, 2007, from the balance of $678.3 million at December 31, 2006, and increased $125.0 million or 18.43% from the balance of $678.0 million at September 30, 2006. Total deposits of $669.5 million at September 30, 2007 increased $82.4 million or 14.03% from the balance reported at December 31, 2006, and increased $79.4 million from the balance of $590.1 million reported at September 30, 2006. Between December 31, 2006 and September 30, 2007, loan growth totaled $125.4 million or 25.05%, while securities increased by $5.3 million or 6.35%, and other short-term investments decreased $15.2 million as these funds were utilized to fund loan growth.

Earning assets averaged approximately $674.7 million during the nine months ended September 30, 2007, as compared to $577.45 million for the same nine-month period of 2006. Average interest-bearing liabilities increased to $518.2 million for the nine months ended September 30, 2007, as compared to $433.4 million for the comparative nine-month period of 2006.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $628.6 million at September 30, 2007, an increase of $125.4 million or 25.1% when compared to the balance of $500.6 million at December 31, 2006, and an increase of $126.6 million or 25.4% when compared to the balance of $499.3 million reported at September 30, 2006. Loans on average increased 24.0% between the nine-month periods ended September 30, 2006 and September 30, 2007, with loans averaging $674.7 million for the nine months ended September 30, 2007, as compared to $577.4 million for the same nine-month period of 2006.

During the first nine months of 2007, increases were experienced in all loan categories except lease financing, with the strongest growth in the Company’s core lending categories of commercial and industrial loans, and commercial real estate, with lesser increases in construction loans and agricultural loans. The following table sets forth the amounts of loans outstanding by category at September 30, 2007 and December 31, 2006, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	September 30, 2007		December 31, 2006
	Dollar	% of	Dollar	% of	Net	%
(In thousands)	Amount	Loans	Amount	Loans	Change	Change
Commercial and industrial	$207,123	33.2%	$155,811	31.1%	$51,312	32.93%
Real estate - mortgage	150,274	24.0%	113,613	22.7%	36,661	32.27%
Real estate - construction	186,147	29.7%	168,378	33.7%	17,769	10.55%
Agricultural	53,277	8.5%	35,102	7.0%	18,175	51.78%
Installment/other	19,496	3.1%	16,712	3.3%	2,784	16.66%
Lease financing	9,631	1.5%	10,952	2.2%	(1,321)	-12.07%
Total Gross Loans	$625,948	100.0%	$500,568	100.0%	$125,380	25.05%

The overall average yield on the loan portfolio was 9.28% for the nine months ended September 30, 2007 as compared to 9.06% for the nine months ended September 30, 2006, and increased between the two periods primarily as the result of an increase in average market rates of interest which positively impacted loan yields. The loan yield realized during the first nine months of 2007 was enhanced to some degree as the result of a nonperforming loan that was paid off during the quarter, providing an additional $902,000 in previously unrecognized interest income, and an increase in loan yield for 2007 of approximately 0.21%. At September 30, 2007, 63.0% of the Company's loan portfolio consisted of floating rate instruments, as compared to 59.5% of the portfolio at December 31, 2006, with the majority of those tied to the prime rate.

Loans acquired in the acquisition of Legacy Bank totaled approximately $63.9 million at the date of merger (February 16, 2007). Exclusive of the loans acquired from Legacy Bank during the first quarter, loan balances attributable to the Company’s previously existing loan portfolio increased approximately $61.5 million during the nine months ended September 30, 2007. The following table shows the net change experienced during the nine months ended September 30, 2007, removing the effect of the loans acquired in the Legacy Bank merger.

			Sept 30, 2007	Net Change
	Total Loans	Legacy Loans	Loans without	Nine Months Ended
	Sept 30, 2007	at merger	Legacy Loans	Sept 30, 2007 (1)
Commercial and industrial	$207,123	$31,735	$175,388	$19,577
Real estate - mortgage	150,274	14,417	135,857	22,244
Real estate - construction	186,147	12,817	173,330	4,952
Agricultural	53,277	0	53,277	18,175
Installment/other	19,496	4,957	14,539	(2,173)
Lease financing	9,631	0	9,631	(1,321)
Total Loans	$625,948	$63,926	$562,022	$61,454

 (1) Net change in loans between December 31, 2006 and September 30, 2007, excluding balance of loans acquired from Legacy Bank at merger date (2/16/07).

Deposits

Total deposits increased during the period to a balance of $669.5 million at September 30, 2007 representing an increase of $88.6 million or 14.03% from the balance of $587.1 million reported at December 31, 2006, and an increase of $79.4 million or 13.45% from the balance reported at September 30, 2006. During the first nine months of 2007, increases were experienced in all deposit categories except noninterest-bearing checking accounts.

The following table sets forth the amounts of deposits outstanding by category at September 30, 2007 and December 31, 2006, and the net change between the two periods presented.

Table 6. Deposits

	Sept 30,	December 31,	Net	Percentage
(In thousands)	2007	2006	Change	Change
Noninterest bearing deposits	$152,787	$159,002	($6,215)	-3.91%
Interest bearing deposits:
NOW and money market accounts	184,465	184,384	81	0.04%
Savings accounts	45,448	31,933	13,515	42.32%
Time deposits:
Under $100,000	47,797	42,428	5,369	12.66%
$100,000 and over	239,031	169,380	69,651	41.12%
Total interest bearing deposits	516,741	428,125	88,616	20.70%
Total deposits	$669,528	$587,127	$82,401	14.03%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $88.6 million or 20.70% between December 31, 2006 and September 30, 2007, while noninterest-bearing deposits decreased $6.2 million or 3.91% between the same two periods presented. Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 63.9% and 70.9% of the total deposit portfolio at September 30, 2007 and December 31, 2006, respectively.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $73.0 million or 13.09% in total deposits between the nine-month periods ended September 30, 2006 and September 30, 2007. Between these two periods, average interest-bearing deposits increased $73.0 million or 17.70%, while total noninterest-bearing checking increased $28,000 or 0.02% on a year-to-date average basis.

Deposit balances acquired in the acquisition of Legacy Bank totaled approximately $69.6 million at the date of merger (February 16, 2007). Exclusive of the deposits acquired from Legacy Bank during the first quarter, deposit balances attributable to the Company’s previously existing deposit base increased approximately $12.8 million during the nine months ended September 30, 2007. The following table shows the net change experienced during the six months ended September 30, 2007, removing the effect of the deposit balances acquired in the Legacy Bank merger.

		Legacy	Sept 30, 2007	Net Change
	Total Deposits	Deposits	Deposits	Nine Months
	Sept 30, 2007	at merger	Without Legacy	Ended 9/30/07 (1)
Noninterest bearing deposits	$152,787	$17,970	$134,817	$(24,185)

Interest bearing deposits:
NOW and money market accounts	184,465	10,541	173,924	(10,460)
Savings accounts	45,448	28,752	16,696	(15,237)
Time deposits:
Under $100,000	47,797	2,860	44,937	2,509
$100,000 and over	239,031	9,477	229,554	60,174
Total interest bearing deposits	516,741	51,630	465,111	36,986

Total deposits	$669,528	$69,600	$599,928	$12,801

(1) Net change between December 31, 2006 and September 30, 2007 in deposit balances, excluding deposits acquired from Legacy Bank at merger date (2/16/07).

Short-Term Borrowings

The Company had collateralized and uncollateralized lines of credit aggregating $385.4 million, as well as FHLB lines of credit totaling $22.2 million at September 30, 2007. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At September 30, 2007, the Company had $20 million borrowed against its FHLB line of credit. Of the $20.0 million in FHLB borrowings outstanding at September 30, 2007, $10.0 million was in overnight borrowings, and the other $10.0 million consists of a two-year FHLB advance, at a fixed rate of 4.92%, and a maturity date of March 30, 2009. The Company had collateralized and uncollateralized lines of credit aggregating $308.3 million, as well as FHLB lines of credit totaling $28.0 million at December 31, 2006.

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. During the first nine months of 2007, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

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

At September 30, 2007 and 2006, the Company's recorded investment in loans for which impairment has been recognized totaled $23.1 million and $8.8 million, respectively. Included in total impaired loans at September 30, 2007, are $12.9 million of impaired loans for which the related specific allowance is $5.2 million, as well as $10.2 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Impaired loans increased during the third quarter of 2007 primarily as the result of a single land development purchased participation loan totaling approximately $6.5 million. The impaired loan is secured by land and residential real estate lots, but the borrower has indicated that future payments may not be made on a consistent basis. At September 30, 2007 there was no impairment reserve on this participation loan relationship. The Company is currently monitoring this credit closely to determine a proper resolution. Total impaired loans at September 30, 2006 included $5.5 million of impaired loans for which the related specific allowance is $3.9 million, as well as $3.3 million of impaired loans that, as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $14.7 million during the first nine months of 2007 and $10.4 million during the first nine months of 2006. In most cases, the Bank uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the nine months ended September 30, 2007, the Company recognized no income on such loans. For the year ended December 31, 2006 and the nine months ended September 30, 2006, the Company recognized $65,000 and $35,000, respectively, in income on such loans.

The Company focuses on competition and other economic conditions within its market area, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. With interest rates decreasing 50 basis points during September 2007, indications are that rates will continue to drop in the near future as a result of sub-prime lending problems, a weakened real estate market, and tightening credit markets. Both business and consumer spending have improved during the past several years, but current GDP projections for the next year have softened. It is difficult to determine to what degree the Federal Reserve adjust short-term interest rates in its efforts to influence the economy. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. The local market has improved economically during the past several years while the rest of the state and the nation have experienced slowed economic growth. Although the local area residential housing markets have softened to some degree, they continue to perform, which should bode well for sustained growth in the Company’s market areas of Fresno and Madera, Kern, and Santa Clara Counties. Local unemployment rates in the San Joaquin Valley remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates have improved during the past several years. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state. Management recognizes increased risk of loss due to the Company's exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity (unaudited)
	September 30,	September 30,
(In thousands)	2007	2006
Total loans outstanding at end of period before deducting allowances for credit losses	$624,091	$498,333
Average net loans outstanding during period	569,730	459,640

Balance of allowance at beginning of period	8,365	7,748
Loans charged off:
Real estate	0	0
Commercial and industrial	(1,793)	(290)
Lease financing	(8)	(149)
Installment and other	(115)	(36)
Total loans charged off	(1,916)	(475)
Recoveries of loans previously charged off:
Real estate	0	0
Commercial and industrial	27	63
Lease financing	0	1
Installment and other	17	29
Total loan recoveries	44	93
Net loans charged off	(1,872)	(382)

Provision charged to operating expense	2.360	639
Reserve acquired in business combination	1,268	0
Balance of allowance for credit losses at end of period	$10,121	$8,005

Net loan charge-offs to total average loans (annualized)	0.44%	0.11%
Net loan charge-offs to loans at end of period (annualized)	0.40%	0.10%
Allowance for credit losses to total loans at end of period	1.62%	1.61%
Net loan charge-offs to allowance for credit losses (annualized)	24.73%	6.38%
Net loan charge-offs to provision for credit losses (annualized)	79.32%	59.78%

At September 30, 2007 and 2006, $609,000 and $516,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities. Management believes that the 1.62% credit loss allowance at September 30, 2007 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets

	September 30,	December 31,
(In thousands)	2007	2006
Nonaccrual Loans	$17,141	$8,138
Restructured Loans	71	4,906
Total nonperforming loans	17,212	13,044
Other real estate owned	2,482	1,919
Total nonperforming assets	$19,694	$14,963

Loans past due 90 days or more, still accruing	$0	$0
Nonperforming loans to total gross loans	2.75%	2.61%
Nonperforming assets to total gross loans	3.15%	2.99%

Nonaccrual loans have increased between December 31, 2006 and September 30, 2007 as the result of the transfer of two lending relationships to nonaccrual status during the first nine months of 2007, one of those relationships totaling more than $7.6 million. Of that $7.6 million relationship, $6.0 million is a land development loan which is a shared appreciation credit, and as such, the Company has agreed to receive interest on the loan as lots are sold rather than monthly, and the borrower has agreed to share in the profits of the project. Interest is accrued and recognized in income on an ongoing basis. Shared appreciation profit is currently established at $22,000 per lot. Upon moving the credit to nonaccrual status during the first quarter of 2007, the Company did not reverse the accrued interest amount of $865,000 from income, based upon the current appraised value of the property and the additional values estimated of the 177 completed lots (see “Asset Quality and Allowance for Credit Losses” section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s December 31, 2006 10-K). At this time, the Company believes that based upon such values, it will collect all principal and interest due on the loan.

A $4.9 million loan classified as restructured at December 31, 2006, paid off during the first quarter of 2007, resulting in the recognition of approximately $1.1 million in previously unrecognized interest income during the nine months ended September 30, 2007.

The Company purchased a schedule of payments collateralized by Surety Bonds and lease payments in September 2001 that have a current balance owing of $5.4 million plus interest. The leases have been nonperforming since June 2002 (see “Asset Quality and Allowance for Credit Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2006 Annual Report on Form 10-K). The impaired lease portfolio is on non-accrual status and has a specific allowance allocation of $4.2 million and $4.0 million allocated at September 30, 2007 and December 31, 2006, and a net carrying value of $1.2 million and $1.4 million at September 30, 2007 and December 31, 2006, respectively. The specific allowance was determined based on an estimate of expected future cash flows.

The Company believes that under generally accepted accounting principles a total loss of principal is not probable, and the specific allowance of $4.2 million calculated for the impaired lease portfolio at September 30, 2007 under SFAS No. 114 is in accordance with generally accepted accounting principles.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at September 30, 2007 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

Asset/Liability Management – Liquidity and Cash Flow

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk. The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 63.0% of the Company’s loan portfolio at September 30, 2007. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At September 30, 2007, the Bank had 76.8% of total assets in the loan portfolio and a loan to deposit ratio of 93.6%, as compared to 72.4% of total assets in the loan portfolio and a loan to deposit ratio of 85.1% at December 31, 2007. Liquid assets at September 30, 2007 include cash and cash equivalents totaling $28.9 million as compared to $43.1 million at December 31, 2006. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $407.6 million at September 30, 2007.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During the nine months ended September 30, 2007, dividends paid by the Bank to the parent company totaled $14.9 million dollars.

Cash Flow

Cash and cash equivalents have declined during the two nine-month periods ended September 30, 2006 and 2007 with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2005	$63,030
September 30, 2006	$39,420
December 31, 2006	$43,068
September 30, 2007	$28,881

Cash and cash equivalents decreased $14.2 million during the nine months ended September 30, 2007, as compared to a decrease of $23.6 million during the nine months ended September 30, 2006. During both nine-month periods presented, net cash used in investing activities, consisting primarily of loan funding, more than outweighed net cash provided from operations and financing activities. The Company has sought to increase cash provided by financing activities through increases in deposits, but with deposit growth slowing during 2007, the Company has placed greater reliance on borrowed funds and brokered time deposits to fulfill liquidity needs and provide cash flow to fund loan growth. Borrowed funds increased $25.4 million between September 30, 2006 and September 30, 2007, while brokered time deposits increased $61.1 million during the same period. Competition for deposits has increased over the past several years and deposit pricing may be a key issue in generating deposit growth in the future, which may potentially result in decreasing net interest margins. If deposit pricing becomes too competitive, the Company has the option of limiting loan growth or selling loans to mitigate liquidity concerns.

As shown in the Consolidated Statements of Cash Flows, net cash provided by operating activities totaled $14.8 million during the nine months ended September 30, 2007 as compared to $11.3 million for the same nine-month period of 2006, representing an increase of $3.4 million or 30.2% between the two periods presented. Net cash used in investing activities totaling $53.2 million during the nine months ended September 30, 2007 was comprised of net increases in loans of $63.8 million, and purchases of investment securities totaling $19.2 million. This was partially offset by maturities of investment securities and interesting-bearing deposits in other banks totaling $24.6 million, as well as $6.4 million in cash and equivalents received from the Legacy merger during February 2007. Net cash used in investing activities totaled $73.1 million during the nine months ended September 30, 2006 and, as with 2007, consisted primarily of net loan growth of $83.5 million which was only partially offset by other investing activities. Net cash provided by financing activities totaled $24.2 million and $38.2 million for the two nine-month periods ended September 30, 2007 and 2006, respectively. Cash provided by increases in deposit accounts totaled $12.8 million and $43.7 million for the nine-month periods ended September 30, 2007 and 2006, respectively. Financing activities were enhanced during the nine months ended September 30, 2007 with an increase of $15.4 million in federal funds purchased, and an increase of $10.0 million FHLB term borrowings. These were partially offset by other financing activities including repurchases of common stock totaling $9.1 million and $2.2 million at September 30, 2007 and 2006, respectively, as well as payments of dividends on common stock totaling $4.4 million and $3.6 million at September 30, 2007 and 2006, respectively.

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

The following table sets forth the Company’s and the Bank's actual capital positions at September 30, 2007 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank
	Actual	Actual	Minimum
	Capital Ratios	Capital Ratios	Capital Ratios
Total risk-based capital ratio	12.10%	11.75%	10.00%
Tier 1 capital to risk-weighted assets	10.95%	10.60%	6.00%
Leverage ratio	10.84%	10.50%	5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at September 30, 2007. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first nine months of 2007, the Company has received $14.9 million in cash dividends from the Bank, from which the Company paid $4.4 million in dividends to shareholders.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At September 30, 2007 the Bank's qualifying balance with the Federal Reserve was approximately $25,000 consisting of balances held with the Federal Reserve.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of September 30, 2007 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on a spread from the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge has a remaining notional value of $5.8 million at September 30, 2007, matures in September 2008, and has a duration of approximately 3 months. As of September 30, 2007, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 1.25 years. As of September 30, 2007, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $15,000 (net of tax benefit of $10,000). During the nine months ended September 30, 2007, $270,000 was reclassified from other accumulated other comprehensive income into expense, and is reflected as a reduction in interest income.

The Company performs a quarterly analysis of the interest rate swap agreement. At September 30, 2007, the Company determined that the swap remains highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge, and therefore continues to qualify for hedge accounting under the guidelines of SFAS No. 133. However, during the second quarter of 2006, the Company determined that the underlying loans being hedged were paying off faster than the notional value of the hedge instrument was amortizing. This difference between the notional value of the hedge and the underlying hedged assets is considered an “overhedge” pursuant to SFAS No. 133 guidelines and may constitute ineffectiveness if the difference is other than temporary. The Company determined during 2006 that the difference was other than temporary and, as a result, reclassified a net total of $75,000 of the pretax hedge loss reported in other comprehensive income into earnings during 2006. As of September 30, 2007, the notional value of the hedge is still in excess of the value of the underlying loans by approximately $3.2 million, but has improved from the $3.3 million difference reflected at December 31, 2006. As a result, the Company recorded a pretax hedge gain related to swap ineffectiveness of approximately $44,000 during the first nine months of 2007. Amounts recognized as hedge ineffectiveness gains or losses are reflected in noninterest income.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at September 30, 2007, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at September 30, 2007 and December 31, 2006 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	September 30, 2007			December 31, 2006
Change in	Estimated MV	Change in MV	Change in MV	Estimated MV	Change in MV	Change in MV
Rates	of Equity	of Equity $	of Equity $	Of Equity	of Equity $	of Equity %
+ 200 BP	$112,813	$5,299	3.68%	$90,317	$912	1.02%
+ 100 BP	111,261	3,747	2.76%	90,524	1,118	1.25%
0 BP	107,514	0	0.00%	89,406	0	0.00%
- 100 BP	101,998	(5,516)	-3.96%	87,291	(2,115)	-2.37%
- 200 BP	94,982	(12,532)	-9.19%	84,278	(5,128)	-5.74%

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

(b) Changes in Internal Controls over Financial Reporting: During the quarter ended September 30, 2007, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls over financial reporting or other factors that could significantly affect these controls.

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

PART II. Other Information

Item 1. Not applicable

Item 1A. There have been no material changes in the Company’s risk factors during the second quarter of 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by Affiliates and Associated Purchasers

			Total Number of	Maximum Number
		Weighted	Shares Purchased	of Shares That May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	Of Shares	Price Paid	Announced Plan	Under the Plans
Period	Purchased	Per Share	or Program	or Programs
07/01/07 to 07/31/07	11,363	$18.31	11,363	341,136
08/01/07 to 08/31/07	4,226	$17.33	4,226	336,910
09/01/07 to 09/30/07	13,327	$18.63	13,327	323,583

Total third quarter 2007	28,916	$18.32	28,916

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

During the nine months ended September 30, 2007, 453,077 shares were repurchased at a total cost of $9.2 million and an average per share price of $20.30. Of the shares repurchased during 2007, 166,660 shares were repurchased under the 2004 plan at an average cost of $20.46 per shares, and 286,417 shares were repurchased under the 2007 plan at an average cost of $20.05 per share.

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

United Security Bancshares

Date: November 8, 2007	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer