Form 10-K
period 2007-12-31
UNITED SECURITY BANCSHARES
filed 2008-03-17
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM________TO______.

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

Large accelerated filer ☐  Accelerated filer ☒ Non-accelerated filer ☐ Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2007: $176,229,651

Shares outstanding as of February 29, 2008: 11,844,970

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement for the 2008 Meeting of   Part III, Items 10, 11, 12, 13 and 14  Shareholders is incorporated by reference into Part III.

UNITED SECURITY BANCSHARES

PART 1

Certain matters discussed or incorporated by reference in this Annual Report of Form 10-K including, but not limited to, those described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements as defined under the Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) competitive pressure in the banking industry increases significantly; (2) changes in the interest rate environment which may reduce margins and devalue assets; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; (7) asset/liability matching risks and liquidity risks; (8) loss of key personnel; and (9) operational interruptions including data processing systems failure and fraud. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

Item 1 - Business

General

United Security Bancshares (the “Company”) is a California corporation incorporated during March of 2001and is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company’s stock is listed on NASDAQ under the symbol “UBFO”. United Security Bank (the “Bank”) is a wholly-owned bank subsidiary of the Company and was formed in 1987. United Security Bancshares Capital Trust I (the “Trust”) was formed during June of 2001 as a Delaware business trust for the sole purpose of issuing Trust Preferred securities. The Trust was originally formed as a subsidiary of the Company, but was deconsolidated during 2004 pursuant to the adoption of FIN 46 (as revised), “Consolidation of Variable Interest Entities”. During July 2007, the Trust Preferred Securities issued under USB Capital Trust I were redeemed, and upon retirement, the USB Capital Trust I was dissolved. During July the Company formed United Security Bancshares Capital Trust II and issued $15.0 million in Trust Preferred Securities with terms similar to those originally issued under USB Capital Trust I, except at a lower interest rate. At present, the Company does not engage in any material business activities other than ownership of the Bank.

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

USB Investment Trust Inc. was incorporated effective December 31, 2001 as a special purpose real estate investment trust (“REIT”) under Maryland law. The REIT is a subsidiary of the Bank and was funded with $133.0 million in real estate-secured loans contributed by the Bank. USB Investment Trust was originally formed to give the Bank flexibility in raising capital, and reduce the expenses associated with holding the assets contributed to USB Investment Trust. For further discussion of the REIT, refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes.

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

On February 16, 2007, the Company completed its merger with Legacy Bank, N.A., located in Campbell, California, with the acquisition of 100 percent of Legacy’s outstanding common shares. At merger, Legacy Bank’s one branch was merged with and into United Security Bank, a wholly owned subsidiary of the Company. The total value of the merger transaction was $21.5 million, and the shareholders of Legacy Bank received merger consideration consisting of 976,411 shares of common stock of the Company. The merger transaction was accounted for as a purchase transaction, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities. The net of assets acquired and liabilities assumed totaled approximately $8.6 million at the date of the merger. Fair value of Legacy assets and liabilities acquired, and resultant goodwill, has been determined and recorded as of the date of the merger and the resulting operations thereafter have been included in the financial statements as of and for the year ended December 31, 2007. (See Note 24 to the Company’s consolidated financial statements contained herein for details of the merger).

During November 2007, the Company purchased the recurring contractual revenue stream and certain fixed assets from ICG Financial, LLC. Additionally, the Company hired all but one of the former employees of ICG Financial, LLC and its subsidiaries. The total purchase price was $414,000 including $378,000 for the recurring revenue stream and $36,000 for the fixed assets. A newly formed department of the Bank, USB Financial Services provides wealth management, employee benefit, insurance and loan products, as well as consulting services for a variety of clients, utilizing employees hired from ICG Financial LLC. The Company believes the wealth management and related services provided by USB Financial Services will enhance the products and services offered by the Company, and increase noninterest income. The capitalized cost of $378,000 for the recurring revenue stream will be amortized over a period of approximately three years.

At December 31, 2007, the Bank operates three branches (including its main office), one construction lending office, and one financial services office in Fresno and one branch each, in Oakhurst, Caruthers, San Joaquin, Firebaugh, Coalinga, Bakersfield, and Taft. In addition, the Company and Bank have administrative headquarters located at 2126 Inyo Street, Fresno, California, 93721.

At December 31, 2007, the consolidated Company had approximately $771.7 million in total assets, $585.6 million in net loans, $634.6 million in deposits, and $82.4 million in shareholders' equity.

The following discussion of the Company's services should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Bank Services

As a state-chartered commercial bank, United Security Bank offers a full range of commercial banking services primarily to the business and professional community and individuals located in Fresno, Madera, Kern, and Santa Clara Counties.

The Bank offers a wide range of deposit instruments including personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal ("NOW") accounts, money market accounts and time certificates of deposit. Most of the Bank's deposits are attracted from individuals and from small and medium-sized business-related sources.

The Bank also engages in a full complement of lending activities, including real estate mortgage, commercial and industrial, real estate construction, as well as agricultural, lease financing, and consumer loans, with particular emphasis on short and medium-term obligations. The Bank's loan portfolio is not concentrated in any one industry, although approximately 68% of the Bank's loans are secured by real estate. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2007, the Bank had loans (net of unearned fees) outstanding of $596.5 million, which represented approximately 94% of the Bank's total deposits and approximately 77% of its total assets.

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

In the normal course of business, the Bank makes various loan commitments and incurs certain contingent liabilities. At December 31, 2007 and 2006, loan commitments and letters of credit of the Bank aggregated $196.3 million and $193.1 million, respectively. Of the $196.3 million in loan commitments outstanding at December 31, 2007, $159.7 million or 81.6% were for loans with maturities of one year or less. Due to the nature of the business of the Bank's customers, there are no seasonal patterns or absolute predictability to the utilization of unused loan commitments; therefore the Bank is unable to forecast the extent to which these commitments will be exercised within the current year. The Bank does not believe that any such utilization will constitute a material liquidity demand. The Company does however have collateralized and uncollateralized lines of credit which could be utilized if such loan commitments were to be exercised in excess of normal expectations.

In addition to the loan and deposit services discussed above, the Bank also offers a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include online banking, safe deposit boxes, ATM services, payroll direct deposit, cashier's checks, traveler's checks, money orders, and foreign drafts. In addition, the Bank offers a variety of specialized financial services, including wealth management, employee benefit, insurance and loan products, as well as consulting services for a variety of clients. The Bank does not operate a trust department; however, it makes arrangements with its correspondent bank to offer trust services to its customers on request. Most of the Bank's business originates within Fresno, Madera, Kern, and Santa Clara Counties. Neither the Bank’s business or liquidity is seasonal, and there has been no material effect upon the Bank's capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

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

The Company’s primary market area at December 31, 2007 was located in Fresno, Madera, and Kern Counties, in which approximately 34 FDIC-insured financial institutions compete for business. Santa Clara County was added during February 2007 with the Legacy Bank acquisition, in which approximately 75 FDIC-insured financial institutions compete for business. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2007, which is the most current information available.

	Rank	Share
Fresno County	7th	5.39%
Madera County	8th	4.84%
Kern County	13th	1.19%
Total of Fresno, Madera, Kern Counties	10th	3.80%
Santa Clara County	17th	0.96%

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

As a public company, United Security Bancshares is subject to the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act amends the Securities and Exchange Act of 1934, and is intended to protect investors by, among other things, improving the reliability of financial reporting, increasing management accountability, and increasing the independence of Directors and the Company’s external accountants.

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

In September 2007, the President signed into law the College Cost Reduction Act that increases the size of Pell grants by $500 per year over the next 5 years and cut interest rates on federal student loans from 6.8 percent to 3.4 percent over the same period. To offset these costs, the law will reduce subsidies to private and nonprofit lenders by 55 and 40 basis points, respectively. The new law also cuts the special allowance payment subsidy and reduces lender insurance rates and increase loan origination fees.

The Private Student Loan Disclosure Enhancement Act (S. 1831) is being considered by Congress to prevent unfair and deceptive private educational lending practices and eliminating conflicts of interest by prohibiting gifts and revenue sharing. The proposed bill would prohibit private education lenders from directly or indirectly offering or providing any gift to a higher education institution or employee in exchange for loan volume or any other advantage. The proposed bill also prohibits institutions and employees from receiving any gifts in exchange for preferential treatment of private student loans. Institutions of higher education and lenders would also be prohibited from entering into revenue sharing agreements under the proposed bill. There would also be a co-branding prohibition in the proposed bill-that prohibits private education lenders from using the name, emblem, mascot, or logo of an institution when marketing private educational loans in a way that implies that an institution endorses the private loan offered by the lender. This provision also forbids lenders from using words, pictures, or symbols readily identified with an institution. Compensation in Connection with Advisory Boards would also be limited in that the proposed bill would prohibit employees of financial aid offices that serve on a private lenders advisory board, commission, or group of lenders from receiving anything of value from the lender. As to covered student loans, the bill would prohibit lenders from imposing fees for early repayment or prepayment of educational loans and required improved detailed disclosure of loan terms and rates before consummation of the loan transaction. In addition, the bill provides a 30 day period to review the loan before accepting the loan during which the terms may not be changed. The proposed bill would provide credit for lenders (used to meet the credit needs of its community under the Community Reinvestment Act) that make low-cost private loans to low-income borrowers.

Congress is also considering The Federal Housing Administration Modernization Act of 2007 (S. 2338): The FHA Modernization Act of 2007 seeks to help American families that have been hit hard by the current crisis in the mortgage markets by addressing problems in the mortgage market that have shut off funding for home loans and make FHA loans a more viable alternative to the subprime market by raising FHA loan limits, modifying downpayment requirements and expanding the access to FHA programs. The proposed bill also removes the current cap on the number of reverse mortgages made through the Home Equity Conversion Mortgage program and raises the current loan limit for this program to a single national loan limit. The proposed bill would also make the Home Equity Conversion Mortgage program permanent.

In December 2007, the FDIC issued a proposed rule to improve the process for determining uninsured depositors at larger institutions in the event of a failure. The measure is intended to allow the FDIC to make funds promptly available to insured deposit customers in the unlikely event that a large financial institution is closed. The proposal is broken into two parts. One section relates to so-called covered institutions, those that have at least $2 billion in domestic deposits, have more than 250,000 deposit accounts, or have total assets of more than $20 billion, regardless of the number of deposits or accounts. A covered institution would be required to adopt mechanisms that, in the event of a failure, would place provisional holds on large deposit accounts in a percentage specified by the FDIC; provide the FDIC with deposit account data in a standard format; and allow automatic removal of provisional holds once the FDIC makes an insurance determination. The second part applies to all FDIC-insured institutions, regardless of size, and governs the specific time and circumstance under which account balances will be determined in the event of a failure. The FDIC is proposing to use the end-of-day ledger balance as normally calculated by the institution. By using the end-of-day ledger, the FDIC will be able to apply a single standard across all failed banks in order to treat every transaction equally. This is also the same deposit balance used for Call Report and assessment purposes. There would be no requirements placed on open institutions as a result of this provision. The FDIC places a high priority on providing access to insured deposits promptly and, in the past, has usually been able to allow most depositors access to their deposits on the next business day. If adopted, the proposed rule would better enable the FDIC to continue this practice, especially for the larger, more complex institutions it insures.

The Federal Reserve Board in November 2007 approved final rules to implement the Basel II framework for large bank capital requirements. The new risk-based capital requirements apply to large, internationally active banking organizations in the United States. The new capital adequacy requirements were designed to align regulatory capital requirements with actual risks and are expected to strengthen banking organizations’ risk-management practices. Basel II would replace the current U.S. rules implementing the Basel Capital Accord of 1988 (Basel I) and be mandatory for large, internationally active banking organizations (so-called “core” banking organizations with at least $250 billion in total assets or at least $10 billion in foreign exposure) and optional for others.  Under Basel II, core banking organizations would be required to enhance the measurement and management of their risks, including credit risk and operational risk. Core banking organizations will be required to have rigorous processes for assessing their overall capital adequacy in relation to their total risk profile and to publicly disclose information about their risk profile and capital adequacy.

The new U.S. Basel II rule is technically consistent in most respects with international approaches and includes a number of prudential safeguards as originally proposed in September 2006.  These safeguards include a requirement that banking organizations satisfactorily complete a four-quarter parallel run period before operating under the Basel II framework, a requirement that an institution satisfactorily complete a series of transitional periods before operating under Basel II without floors, and a commitment by the agencies to conduct ongoing analysis of the framework to ensure Basel II is working as intended.  Basel II in the United States will be implemented with retention of the leverage ratio and prompt corrective action (PCA) requirements, which will continue to bolster capital and complement risk-based measures. Following a successful parallel run period, a banking organization would have to progress through three transitional periods (each lasting at least one year), during which there would be floors on potential declines in risk-based capital requirements. Those transitional floors would limit maximum cumulative reductions of a banking organization’s risk-based capital requirements to 5 percent during the first transitional floor period, 10 percent during the second transitional floor period, and 15 percent during the third transitional floor period.  A banking organization would need approval from its primary federal regulator to move into each of the transitional floor periods, and at the end of the third transitional floor period to move to full Basel II.

In October 2007, the Federal Trade Commission following the federal financial institution regulatory agencies approved the final rules on identity theft “red flags” requiring each financial institution and creditor that holds any consumer account, or other account for which there is a reasonably foreseeable risk of identity theft, to develop and implement an Identity Theft Prevention Program (Program) for combating identity theft in connection with new and existing accounts.  The Program must include reasonable policies and procedures for detecting, preventing, and mitigating identity theft and enable a financial institution or creditor to:

•	Identify relevant patterns, practices, and specific forms of activity that are “red flags” signaling possible identity theft and incorporate those red flags into the Program;

•	Detect red flags that have been incorporated into the Program;

•	Respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and

•	Ensure the Program is updated periodically to reflect changes in risks from identity theft.

The agencies also issued guidelines to assist financial institutions and creditors in developing and implementing a Program, including a supplement that provides examples of red flags.  The final rules require credit and debit card issuers to develop policies and procedures to assess the validity of a request for a change of address that is followed closely by a request for an additional or replacement card.  In addition, the final rules require users of consumer reports to develop reasonable policies and procedures to apply when they receive a notice of address discrepancy from a consumer reporting agency. The final rules are effective on January 1, 2008. Covered financial institutions and creditors must comply with the rules by November 1, 2008.

The federal financial regulatory agencies issued final rules in October 2007 that provide consumers with an opportunity to "opt out" before a financial institution uses information provided by an affiliated company to market its products and services to the consumer.  The final rules on affiliate marketing implement section 214 of the Fair and Accurate Credit Transactions Act of 2003, which amends the Fair Credit Reporting Act (FCRA). The final rules generally prohibit a financial institution from using certain information received from an affiliate to make a solicitation to a consumer unless the consumer is given notice and a reasonable opportunity to opt out of such solicitations, and the consumer does not opt out.  The final rules apply to information obtained from the consumer’s transactions or account relationships with an affiliate, any application the consumer submitted to an affiliate, and third-party sources, such as credit reports, if the information is to be used to send marketing solicitations.  Nothing in the final rules supersedes or amends a consumer’s existing right to opt out of the sharing of non-transaction or experience information under section 603(d) of the FCRA. The final rules also implement the statutory exceptions to the affiliate marketing notice and opt-out requirement. The final rules are effective on January 1, 2008, and all covered entities must comply with the rules no later than October 1, 2008.

In September 2007, the SEC and Federal Reserve Board of Governors adopted final rules to implement the bank “broker” provisions of the Gramm-Leach-Bliley Act. The rules define the scope of securities activities that banks may conduct without registering with the SEC as a securities broker and implement the most important “broker” exceptions for banks adopted by the GLB Act.  Specifically, the rules implement the statutory exceptions that allow a bank, subject to certain conditions, to continue to conduct securities transactions for its customers as part of the bank’s trust and fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer.  The rules are designed to accommodate the business practices of banks and to protect investors.  The effective date for compliance is the first day of the bank’s fiscal year commencing after September 30, 2008.

Also in September 2007, the federal regulatory banking agencies issued final rules allowing well-managed insured depository institutions with less than $500 million in total assets to qualify for an extended 18 month on-site examination cycle. The final rules implement a provision of the Financial Services Regulatory Relief Act of 2006.

In June 2007, the federal banking regulatory agencies issued a final statement on Subprime Mortgage Lending to address issues relating to certain adjustable-rate mortgage (ARM) products that can cause payment shock. The statement describes the prudent safety and soundness and consumer protection standards that institutions should follow to ensure borrowers obtain loans they can afford to repay. These standards include a fully indexed, fully amortized qualification for borrowers and cautions on risk-layering features, including an expectation that stated income and reduced documentation should be accepted only if there are documented mitigating factors that clearly minimize the need for verification of a borrower's repayment capacity. Consumer protection standards include clear and balanced product disclosures to customers and limits on prepayment penalties that allow for a reasonable period of time, typically at least 60 days, for customers to refinance prior to the expiration of the initial fixed interest rate period without penalty.

In California, a new Section 691.1 was added to the Financial Code that exempts a bank from obtaining a securities permit for the following transactions:

•	any offer (but not a sale) not involving a public offering by a bank organized under the laws of this state of its securities

•
the execution and delivery of any agreement for the sale of the securities pursuant to the offer if no part of the consideration for the securities is paid to or received by the bank and none of the securities are issued until the sale of the securities is authorized by the commissioner or exempted from authorization.

•
any stock split by a bank organized under the laws of this state that is effected pursuant to an amendment to its articles, an agreement of merger, or a certificate of ownership that has been approved by the commissioner, unless this exemption is withheld by order of the commissioner

•	any offer or sale of securities by a bank organized under the laws of this state that is either (1) to a person actually approved by the commissioner pursuant to Section 702 of the Financial Code to acquire control of the bank if all of the material terms and conditions of the offer and sale of securities are disclosed in the application for approval specified in Section 702 and the offer and sale of securities is in accordance with the terms and subject to the conditions of the approval to acquire control or (2) in a transaction exempted from the approval requirement of Section 701 by a regulation or an order of the commissioner, unless this exemption is withheld by order of the commissioner.

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

•	Granting a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions' past contributions to the fund.

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

Employees

At December 31, 2007, the Company employed 155 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

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

The Company’s operations are located primarily in Fresno, Madera, Kern, and Santa Clara Counties, and are concentrated in Fresno County and surrounding areas. As a result of this geographic concentration, the Company’s financial results depend largely upon economic conditions in these areas. The local economy in the Company’s market areas rely heavily on agriculture, real estate, professional and business services, manufacturing, trade and tourism. The significant economic downturn experienced in the sub-prime lending and credit markets beginning during the second half of 2007, has negatively impacted the Company’s operations and financial condition to some degree, and may further worsen with further deterioration of local and state-wide economic conditions. Poor economic conditions could cause the Company to incur losses associated with higher default rates and decreased collateral values in the loan portfolio.

Concentrations in commercial and industrial loans, real estate-secured commercial loans, and real estate construction loans, may expose the Company to increased lending risks, especially in the event of a recession.

The Company has significant concentrations in commercial real estate and real estate construction loans. As of December 31, 2007, 17.1%, and 29.8% of the Company’s loan portfolio was concentrated in these two categories, respectively. In addition, the Company has many commercial loans to businesses in the construction and real estate industry. There has been increased volatility in real estate values in the Company’s market area in recent years, and the occurrence of a real estate recession affecting these market areas would likely reduce the security for many of the Company’s loans and adversely affect the ability of many of borrowers to repay loan balances due the Company and require increased provisions to the allowance for loan losses. Therefore, the Company’s financial condition and results of operations may be adversely affected by a decline in the value of the real estate securing the Company’s loans.

The Company faces strong competition, which may adversely affect its operating results.

In recent years, competition for bank customers, the source of deposits and loans for the Company has greatly intensified. This competition includes:

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

Some of the financial services organizations with which the Company competes are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured financial institutions. As a result, these non-bank competitors have certain advantages over the Company in accessing funding and in providing various banking-related services.

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

As of December 31, 2007, the Company’s allowance for loan losses was approximately $10.9 million representing 1.82% of gross outstanding loans. Although management believes that the allowance is adequate, there can be no absolute assurance that it will be sufficient to cover future loan losses. Although the Company uses the best information available to make determinations with respect to adequacy of the allowance for loan losses, future adjustments may be necessary if economic conditions change substantially from the assumptions used or if negative developments occur with respect to non-performing or performing loans. If management’s assumptions or conclusions prove to be incorrect and the allowance for loan losses is not adequate to absorb future losses, or if Company’s regulatory agencies require an increase in the allowance for loan losses, the Company’s earnings, and potentially its capital, could be significantly and adversely impacted.

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

The Company’s profitability depends in part on its success in attracting and retaining a stable base of low-cost deposits. As of December 31, 2007, noninterest-bearing checking accounts comprised 21.9% of the Company’s deposit base, and interest-bearing checking and money market accounts comprised an additional 7.2% and 17.1%, respectively. The Company considers these deposits to be core deposits. If the Company lost a significant portion of these low-cost deposits, it would negatively impact its profitability and long-term growth objectives. While Management generally does not believe these deposits are sensitive to interest-rate fluctuations, the competition for these deposits in the Company’s market area is strong and if the Company were to lose a significant portion of these low-cost deposits, it would negatively affect business operations.

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

On July 25, 2007 the Company issued $15.5 million of floating rate junior subordinated debentures in connection with a $15.0 million trust preferred securities issuance by its subsidiary, United Security Bancshares Capital Trust II. The junior subordinated debentures mature in July 2037.

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

Item 1B. - Unresolved Staff Comments

The Company had no unresolved staff comments at December 31, 2007.

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

The Company leases the banking premises of approximately 6,450 square feet for its second of three Fresno branches at 7088 N. First Ave, Fresno, California., under a lease which commenced August 2005 for a term of ten years expiring in July 2015. The branch was previously located at 1041 E. Shaw Avenue, Fresno, California, under a lease extension expiring February 28, 2005. The lease was renewed until August 2005. The 7088 N. First location provides space for the relocated branch as well as the Real Estate Construction Department and the Indirect Consumer Lending Department.

The Company leases the Oakhurst bank branch located at the Old Mill Village Shopping Center, 40074 Highway 49, Oakhurst, California. The branch facility consists of approximately 5,000 square feet with a lease term of 15 years ending April 2014, and has two five-year options to extend the lease term after that date.

The Company owns the Caruthers bank branch located at 13356 South Henderson, Caruthers, California, which consists of approximately 5,000 square feet of floor space.

The Company owns the San Joaquin branch facilities located at 21574 Manning Avenue, San Joaquin, California. The bank branch is approximately 2,500 square feet.

The Company owns the Firebaugh bank branch located at 1067 O Street, Firebaugh, California. The premises are comprised of approximately 4,666 square feet of office space situated on land totaling approximately one-third of an acre.

The Company owns the Coalinga bank branch located at 145 East Durian, Coalinga, California. The office building has a total of 6,184 square feet of interior floor space situated on approximately 0.45 acres of land.

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

The Company leases the Campbell branch located at 125 E. Campbell Ave, Campbell, California, which has approximately 6,995 square feet which it occupied after the merger completed in February 2007. The lease expires on December 31, 2010.

The Company subleases the space for its USB Financial Services offices at 855 “M” Street, Suite 1120, Fresno, California from Centex Homes, Inc. The subleased facility totals 3,656 square feet and the lease expires on March 31, 2008.

The Company owns its administrative headquarters at 2126 Inyo Street, Fresno, California. The facility consists of approximately 21,400 square feet. A portion of the premises has been subleased to a third-party under a lease term of approximately seven years.

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

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of 2007.

PART II

Item 5 - Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

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

The Company has been included in the Russell 2000 Stock Index since June 2006. The inclusion of the Company’s stock in the index has provided additional exposure for the Company in equity markets, and increased the transaction volume.

The following table sets forth the high and low closing sales prices by quarter for the Company's common stock, for the years ended December 31, 2007 and 2006.

	Closing Prices		Volume
Quarter	High	Low
4th Quarter 2007	$20.00	$14.34	1,505,900
3rd Quarter 2007	$21.00	$13.99	1,167,700
2nd Quarter 2007	$22.63	$17.14	2,083,400
1st Quarter 2007	$25.00	$19.07	1,649,400

4th Quarter 2006	$26.06	$21.54	632,400
3rd Quarter 2006	$24.41	$20.26	1,124,600
2nd Quarter 2006	$24.87	$21.39	1,456,300
1st Quarter 2006	$22.65	$15.26	389,000

At January 31, 2008, there were approximately 864 record holders of common stock of the Company. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

Dividends

The Company's shareholders are entitled to cash dividends when and as declared by the Company’s Board of Directors out of funds legally available therefore. Dividends paid to shareholders by the Company are subject to restrictions set forth in California General Corporation Law, which provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution. As a bank holding company without significant assets other than its equity position in the Bank, the Company’s ability to pay dividends to its shareholders depends primarily upon dividends it receives from the Bank. Such dividends paid by the Bank to the Company are subject to certain limitations. See “Management’s Discussion and Analysis of Financial and Results of Operations - Regulatory Matters”.

The Company paid cash dividends to shareholders of $0.125 per share on January 25, 2007, April 18, 2007, July 18, 2007 and October 24, 2007. During the previous year, the Company paid cash dividends to shareholders of $0.10 per share on January 25, 2006, and $0.11 per share on April 19, 2006, July 19, 2006 and October 25, 2006.

The amount and payment of dividends by the Company to shareholders are set by the Company's Board of Directors with numerous factors involved including the Company's earnings, financial condition and the need for capital for expanded growth and general economic conditions. No assurance can be given that cash or stock dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as for December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	212,500	$16.14	305,200
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	212,500	$16.14	305,200

A complete description of the above plans is included in Note 12 of the Company’s Financial Statements in Item 8 of this Annual Report on Form 10K, and is hereby incorporated by reference.

Purchases of Equity Securities by Affiliates and Associated Purchasers

			Total Number of	Maximum Number
		Weighted	Shares Purchased	of Shares That May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	Of Shares	Price Paid	Announced Plan	Under the Plans
Period	Purchased	per Share	or Program	or Programs
10/01/07 to 10/31/07	9,009	$18.50	9,009	314,574
11/01/07 to 11/30/07	35,149	$15.73	35,149	279,425
12/01/07 to 12/31/07	15,097	$15.08	15,097	264,328

Total fourth quarter 2007	59,255	$18.32	59,255

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

During the year ended December 31, 2007, 512,332 shares were repurchased at a total cost of $10.1 million and an average per share price of $19.71. Of the shares repurchased during 2007, 166,660 shares were repurchased under the 2004 plan at an average cost of $20.46 per shares, and 345,672 shares were repurchased under the 2007 plan at an average cost of $19.35 per share.

Financial Performance

The following performance graph does not constitute soliciting material and should not be deemed filed incorporated by reference into any other Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
United Security Bancshares	100.00	156.95	150.50	184.96	298.54	192.86
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
Russell 3000	100.00	131.06	146.71	155.69	180.16	189.42
SNL Bank $500M-$1B Index	100.00	144.19	163.41	170.41	193.81	155.31

Item 6 - Selected Financial Data

The following table sets forth certain selected financial data for the Bank for each of the years in the five-year periods ended December 31, 2007 and should be read in conjunction with the more detailed information and financial statements contained elsewhere herein (in thousands except per share data and ratios).

	December 31,
(in thousands except per share data and ratios)	2007	2006	2005	2004	2003
Summary of Year-to-Date Earnings:
Interest income and loan fees	$57,156	$47,356	$38,898	$30,874	$27,050
Interest expense	20,573	14,175	9,658	6,433	7,260
Net interest income	36,583	33,181	29,240	24,441	19,790
Provision for credit losses	5,697	880	1,140	1,145	1,713
Net interest income after
Provision for credit losses	30,886	32,301	28,100	23,296	18,077
Noninterest income	9,664	9,031	6,280	4,742	6,148
Noninterest expense	22,732	19,937	16,982	14,667	11,855
Income before taxes on income	17,818	21,395	17,398	13,371	12,370
Taxes on income	6,561	8,035	6,390	4,966	4,664
Net Income	$11,257	$13,360	$11,008	$8,405	$7,706
Per Share Data:
Net Income - Basic	$0.94	$1.18	$0.97	$0.75	$0.71
Net Income - Diluted	$0.94	$1.17	$0.96	$0.74	$0.70
Average shares outstanding - Basic	11,925,767	11,344,385	11,369,848	11,260,512	10,919,852
Average shares outstanding - Diluted	11,960,514	11,462,313	11,453,152	11,334,486	11,023,340
Cash dividends paid	$0.50	$0.43	$0.35	$0.325	$0.285
Financial Position at Period-end:
Total assets	$771,715	$678,314	$628,859	$611,696	$506,588
Total net loans and leases	585,580	491,204	409,409	390,334	338,716
Total deposits	634,617	587,127	546,460	536,672	440,444
Total shareholders' equity	82,431	66,042	59,014	53,236	45,036
Book value per share	$6.95	$5.84	$5.19	$4.69	$4.09
Selected Financial Ratios:
Return on average assets	1.47%	2.04%	1.76%	1.52%	1.51%
Return on average shareholders' equity	13.73%	20.99%	19.46%	16.81%	17.80%
Average shareholders' equity to average assets	10.73%	9.70%	9.02%	9.01%	8.48%
Allowance for credit losses as a percentage
of total nonperforming loans	50.45%	64.13%	55.62%	42.51%	32.58%
Net charge-offs to average loans	0.76%	0.05%	0.15%	0.12%	0.34%
Allowance for credit losses as a percentage
of period-end loans	1.83%	1.67%	1.86%	1.82%	1.76%
Dividend payout ratio	53.12%	38.18%	38.50%	43.16%	40.07%

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

The Company

On June 12, 2001, the United Security Bank (the “Bank”) became the wholly owned subsidiary of United Security Bancshares (the “Company”) through a tax-free holding company reorganization, accounted for on a basis similar to the pooling of interest method. In the transaction, each share of Bank stock was exchanged for a share of Company stock on a one-to-one basis. No additional equity was issued as part of this transaction. In the following discussion, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares (including the Bank).

On June 28, 2001, United Security Bancshares Capital Trust I (the “Trust”) was formed as a Delaware business trust for the sole purpose of issuing Trust Preferred securities. On July 16, 2001, the Trust completed the issuance of $15 million in Trust Preferred securities, and concurrently, the Trust used the proceeds from that offering to purchase Junior Subordinated Debentures of the Company. The Company contributed $13.7 million of the $14.5 million in net proceeds received from the Trust to the Bank to increase its regulatory capital and used the rest for the Company’s business. Effective January 1, 2007, the Company adopted the fair value provisions of SFAS No. 159 for its junior subordinated debt issued by the Trust. As a result of the adoption of SFAS No. 159, the Company recorded a fair value adjustment of $1.3 million, reflected as an adjustment to beginning retained earnings. On July 25, 2007, the Company redeemed the $15.0 million in subordinated debentures plus accrued interest of $690,000 and a 6.15% prepayment penalty totaling $922,500. Concurrently, the Trust Preferred securities issued by Capital Trust I were redeemed. The prepayment penalty of $922,500 had previously been a component of the fair value adjustment for the junior subordinated debt at the initial adoption of SFAS No. 159.

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

Effective April 23, 2004, the Company completed its merger with Taft National Bank headquartered in Taft, California. Taft National Bank (“Taft”) was merged into United Security Bank and Taft’s two branches began operating as branches of United Security Bank. The total consideration paid to Taft shareholders was 241,447 shares of the Company’s common stock valued at just over approximately $6.0 million. As a result of the merger, the Company acquired $15.4 million in cash and short-term investments, $23.3 million in loans, and $48.2 million in deposits. This transaction was accounted for using the purchase accounting method, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Taft based on the fair value of those assets and liabilities. The consolidated statements of income include the operations of Taft from the date of the acquisition forward.

During August 2005, the Bank formed a new subsidiary named United Security Emerging Capital Fund (the Fund) for the purpose of providing investment capital for Low-Income Communities (LIC’s). The new subsidiary was formed as a Community Development Entity (CDE) and as such, must be certified by the Community Development Financial Institutions Fund of the United States Department of the Treasury in order to apply for New Market Tax Credits (NMTC). The Fund submitted an application to the Department of the Treasury to become certified as a CDE in August 2005 and was approved in February 2006. Subsequent to that application, the Fund submitted an application to apply for an allocation of New Market Tax Credits in September 2005. The Fund was not awarded funding from the Department of Treasury during the 2006 allocation process, but applied for the 2007 allocation of New Market Tax Credits in August 2006. The Fund was not awarded funding during the 2007 allocation process. The Fund did not apply for the 2008 allocation of New Market Credits during 2007. If the Fund’s NMTC is ever approved for the allocation of New Market Credits, the Fund can attract investments and make loans and investments in LIC’s and thereby qualify its investors to receive Federal Income Tax Credits. The maximum that can be applied for under the New Markets Tax Credit program by any one CDE is $150 million, and the Bank is subject to an investment limitation of 10% of its risk-based capital. Federal new market tax credits would be applied over a seven-year period, 5% for the first three years, and 6% for the next four years for a total of 39%.

On February 16, 2007, the Company completed its merger of Legacy Bank, N.A. with and into United Security Bank, a wholly owned subsidiary of the Company. Legacy Bank which began operations in 2003 operated one banking office in Campbell, California serving small business and retail banking clients. With its small business and retail banking focus, Legacy Bank provides a unique opportunity for United Security Bank to serve a loyal and growing small business niche and individual client base in the San Jose area. Upon completion of the merger, Legacy Bank's branch office began operating as a branch office of United Security Bank. As of February 16, 2007 Legacy Bank had net assets of approximately of $8.6 million, including net loans of approximately $62.4 million and deposits of approximately $69.6 million.

In the merger with Legacy Bank, the Company issued 976,411 shares of its stock in a tax free exchange for all of the Legacy Bank common shares. The total value of the transaction was approximately $21.7 million. The merger transaction was accounted for using the purchase accounting method, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy based on the fair value of those assets and liabilities. Fair-market-value adjustments and intangible assets totaled approximately $12.9 million, including $8.8 million in goodwill. The allocations of purchase price based upon the fair market value of assets acquired and liabilities assumed were finalized in the fourth quarter of 2007.

During July 2007, the Company formed USB Capital Trust II, a wholly-owned special purpose entity, for the purpose of issuing Trust Preferred Securities. Like USB Capital Trust I formed in July 2001, USB Capital Trust II is a Variable Interest Entity (VIE) and a deconsolidated entity pursuant to FIN 46. On July 23, 2007 USB Capital Trust II issued $15 million in Trust Preferred securities. The securities have a thirty-year maturity and bear a floating rate of interest (repricing quarterly) of 1.29% over the three-month LIBOR rate (initial coupon rate of 6.65%). Interest will be paid quarterly. Concurrent with the issuance of the Trust Preferred securities, USB Capital Trust II used the proceeds of the Trust Preferred securities offering to purchase a like amount of junior subordinated debentures of the Company. The Company will pay interest on the junior subordinated debentures to USB Capital Trust II, which represents the sole source of dividend distributions to the holders of the Trust Preferred securities. The Company may redeem the junior subordinated debentures at anytime before October 2008 at a redemption price of 103.3, and thereafter each October as follows: 2008 at 102.64, 2009 at 101.98, 2010 at 101.32, 2011 at 100.66, and at par anytime after October 2012.

The Bank currently has eleven banking branches, one construction lending office, and one financial services office, which provide banking and financial services in Fresno, Madera, Kern, and Santa Clara counties. As a community-oriented bank holding company, the Company continues to seek ways to better meet its customers' needs for financial services, and to expand its business opportunities in today's ever-changing financial services environment. The Company's strategy is to be a better low-cost provider of services to its customer base while enlarging its market area and corresponding customer base to further its ability to provide those services.

Current Trends Affecting Results of Operations and Financial Position

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

The following table summarizes the year-to-date averages of the components of interest-bearing assets as a percentage of total interest bearing assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	12/31/07	12/31/06	12/31/05
Loans	85.00%	80.26%	72.50%
Investment securities	13.46%	15.65%	19.81%
Interest-bearing deposits in other banks	1.02%	1.33%	1.36%
Federal funds sold	0.52%	2.76%	6.33%
Total earning assets	100.00%	100.00%	100.00%

NOW accounts	8.82%	11.21%	12.14%
Money market accounts	25.99%	31.56%	28.63%
Savings accounts	8.79%	8.02%	8.45%
Time deposits	50.05%	44.72%	46.78%
Other borrowings	3.40%	0.96%	0.32%
Trust Preferred Securities	2.95%	3.53%	3.68%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

The Company continues its business development and expansion efforts throughout a dynamic and growing market area, and as a result, realized substantial increases in both loan and deposit volumes during the year ended December 31, 2007. With approximately 65% of the increase resulting from the Legacy Bank merger completed during February 2007, the Company experienced increases of $97.7 million in loans, while other interest earning assets, including federal funds sold and interest-bearing deposits in other banks, declined during 2007, as loan growth exceeded deposit growth during the year. The Company experienced growth in all loan categories except lease financing, with growth being strongest in commercial and industrial loans, and commercial real estate loans. Deposit growth totaled $47.5 million during the year ended December 31, 2007, with deposit increases being the result of the merger with Legacy Bank during February 2007. Deposit growth occurred almost exclusively in time deposits, with moderate increases experienced in savings deposits. NOW and money market accounts, as well as noninterest-bearing deposits, declined $30.7 million and $20.0 million, respectively, during the year ended December 31, 2007 as core deposits became increasingly competitive. Deposit pricing was a significant factor during 2007 as depositors were attracted to money market accounts and time deposits over $100,000, as they sought higher yields.

With market rates of interest remaining level through much of 2007, then declining 100 basis points during the fourth quarter of 2007, and another 75 basis points during January 2008, the Company has begun to experience declines in its net interest margin. The Company’s net interest margin was 5.35% for the year ended December 31, 2007, as compared to 5.67% and 5.26% for the years ended December 31, 2006 and 2005, respectively. With approximately 62% of the loan portfolio in floating rate instruments at December 31, 2007, the effects of market rates continue to be realized almost immediately on loan yields. Loans yielded 9.07% during the year ended December 31, 2007, as compared to 9.13% for the year ended December 31, 2006, and 8.21% for the year ended December 31, 2005. Loan yield was enhanced during 2007, as a nonperforming loan was paid off during the first quarter of 2007, providing an additional $902,000 in previously unrecognized interest income that would not have otherwise been recognized during 2007, and an enhancement to loan yield of approximately 15 basis points. The Company continues to experience pricing pressures on deposits, especially money market accounts and time deposits, as increased competition for deposits continues throughout the Company’s market area. The Company’s average cost of funds was 3.91% for the year ended December 31, 2007 as compared to 3.24% and 2.30% for the years ended December 31, 2006 and 2005, respectively.

Noninterest income continues to be driven by customer service fees, which totaled $4.8 million for the year ended December 31, 2007, representing an increase of $1.0 million or 26.8% over the $3.8 million in customer service fees reported for the year ended December 31, 2006. Total noninterest income increased by $633,000 between the year-to-date periods ended December 31, 2006 and December 31, 2007, primarily as the result of a $2.5 million gain recognized during the year ended December 31, 2007 resulting from favorable fair value adjustments to the Company’s junior subordinated debt. The Company accounts for its junior subordinated debt at fair value and records fair value changes through earnings. Offsetting this were several reductions in noninterest income including, a nonrecurring $1.9 million gain on the sale of an investment in correspondent bank stock recognized during the first quarter of 2006, and a $1 million gain on the sale of the Company’s administrative headquarters during the third quarter of 2006, both of which were not repeated during 2007. Other noninterest income increased approximately $279,000 as the result of a number of items including increases in rental and OREO income experienced during 2007.

Noninterest expense increased approximately $2.8 million or 14.0% between the years ended December 31, 2006 and December 31, 2007. The primary components of the increase experienced during 2007 were employee salary and benefit costs, including additional employee costs associated with the new financial services department, increased legal fess associated with the resolution of impaired loans, losses on lease assets held, and increased amortization costs for intangible assets. As part of noninterest expense, OREO expense actually declined by $2.0 million or 90.5% between the years ended December 31, 2006 and December 31, 2007 as costs associated with an OREO property the Company was in the process of liquidating during 2006, were not again incurred during 2007.

The Company has maintained a strong balance sheet, with sustained loan growth and sound deposit growth. With the Legacy merger completed during February 2007, total assets have grown more than $93.4 million between December 31, 2006 and December 31, 2007, while net loans have grown $94.4 million, and deposits have grown $47.5 million during the year ended December 31, 2007. With increased loan growth during 2007, average loans comprised approximately 85% of overall average earning assets during the year ended December 31, 2007. In total, average core deposits, including NOW accounts, money market accounts, and savings accounts, continue to comprise a high percentage of total interest-bearing liabilities for the year ended December 31, 2007, although time deposits as a percentage of average deposits for the period have increased during 2007 as the Company has sought brokered deposits to fund continued loan demand. Effectively utilizing brokered deposits to help fund asset growth has allowed the Company to better control the cost of its core deposit base. To further fund loan demand, the Company has utilized its overnight borrowing lines, with overnight borrowings totaling $22.3 million at December 31, 2007. In addition, the Company utilized its FHLB term credit line during the first quarter of 2007, borrowing $10.0 million for a term of two years at a fixed rate of 4.92%.

During July 2007, the Company formed USB Capital Trust II, a wholly-owned special purpose entity, for the purpose of issuing Trust Preferred securities. At the same time, the Company redeemed the $15 million in junior subordinated debt issued to USB Capital Trust I which in turn had issued Trust Preferred securities to investors. The Trust Preferred securities issued by USB Capital Trust I during 2001 carried a floating interest rate of six-month LIBOR plus 3.75% and had a maturity term of thirty years. During July, USB Capital Trust II issued $15 million in Trust Preferred securities at a floating rate of three-month LIBOR plus 1.29% and had a maturity term of thirty years. Concurrent with the issuance of the Trust Preferred securities, USB Capital Trust II used the proceeds of the Trust Preferred securities offering to purchase a like amount of junior subordinated debentures of the Company with substantially like terms to the Trust Preferred securities issued by the Trust. The new subordinated debentures will reduce the cost of the Company’s $15 million debt by 246 basis points, and should result in pre-tax interest cost savings of approximately $30,000 per month. Effective January 1, 2007, the Company elected the fair value option for the Company’s junior subordinated debt pursuant to SFAS No. 159. The Company also elected the fair value option for the subordinated debentures issued to USB Capital Trust II during July 2007. As a result of favorable quarterly fair value adjustments at September 30, 2007 and December 31, 2007, the Company recorded a total gain $2.4 million gain on its junior subordinated debt issued under USB Capital Trust II, primarily resulting from an overall deterioration of the credit markets during the third and fourth quarters of 2007 which increased pricing spreads from base rates on similar debt instruments.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties, as well as its new market area of Campbell, in Santa Clara County. The San Joaquin Valley and other California markets continue to benefit from construction lending and commercial loan demand from small and medium size businesses, although commercial and residential real estate markets have softened during 2007. Average loans have increased more than $110.9 million between the year-to-date periods ended December 31, 2006 and December 31, 2007, and end-of-period loans have increased more than $97.7 million between December 31, 2006 and December 31, 2007. Growth continues primarily in commercial and industrial loans, and commercial real estate loans, and to a lesser degree in construction loans and agricultural loans. In the future, the Company will continue to maintain an emphasis on its core lending strengths of commercial real estate and construction lending, as well as small business financing, while expanding opportunities in agricultural, installment, and other loan categories when possible. The third and fourth quarters of 2007 presented challenges with credit tightening, weakening real estate markets, and loan losses affecting the loan portfolio. The charge-off of a $1.6 million land development loan during the third quarter of 2007, combined with an increase in impaired loans, necessitated an additional $1.7 million in loan loss provision for the quarter ended September 30, 2007. Further deteriorating real estate markets during the fourth quarter resulted in additional loan charge-offs totaling $2.6 million, and additional loan loss provisions of $3.3 million during the fourth quarter. Additionally, OREO increased $4.7 million during the year ended December 31, 2007 resulting from the transfer of collateral for three loan relationships to foreclosed property, one of which was ultimately sold. As a result of these events, nonperforming assets as a percentage of total assets increased from 2.19% at December 31, 2006 to 4.73% at December 31, 2007.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Growth and increasing market share will be of primary importance during 2008 and beyond. The Company is excited about its recent merger with Legacy Bank located in Campbell, California. This new acquisition brings additional opportunities in a dynamic new market, and will enable the Company to expand its ability to serve Legacy’s current clients and increase lending capabilities in the market area of Santa Clara County. The banking industry is currently experiencing continued pressure on net margins as well as asset quality resulting from concerns in the sub-prime real estate market, and a general deterioration in credit markets. As a result, market rates of interest and asset quality will continue be an important factor in the Company’s ongoing strategic planning process.

Application of Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated using the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

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

Allowance for Credit Losses

The allowance for credit losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for credit losses and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Asset Quality and Allowance for Credit Losses section of this financial review.

If the loan portfolio were to increase by 10% proportionally throughout all loan classifications, the additional estimated provision to the allowance that would be required, based on the percentage loss allocations utilized at December 31, 2007, would be approximately $652,000 pretax ($378,000 net of tax, or $0.03 per share basic and diluted). This estimate is comprised of an additional $246,000 ($143,000 net of tax, or $0.01 per share basic and diluted) for criticized loans (those classified as special mention or worse and excluding those considered impaired under SFAS No. 114), and an additional $406,000 ($235,000 net of tax, or $0.02 per share basic and diluted) for the remainder of the loan portfolio that is performing.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value of the property, less estimated costs to sell. The excess, if any, of the loan amount over the fair value of the collateral is charged to the allowance for credit losses. The determination of fair value is generally based upon pre-approved, external appraisals. Subsequent declines in the fair value of other real estate owned, along with related revenue and expenses from operations, are charged to noninterest expense. The fair market valuation of such properties is based upon estimates, and as such, is subject to change as circumstances in the Company’s market area, or general economic trends, change.

Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. The acquisition of Taft National Bank during April 2004 gave rise to goodwill totaling approximately $1.6 million, and the recent acquisition of Legacy Bank resulted in goodwill of approximately $8.8 million. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually using an internal cash flow model.  While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows.

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

The Company reviewed its various tax positions, including its ongoing REIT case with the California Franchise Tax Board (FTB), as of January 1, 2007 (adoption date), and then again each subsequent quarter during 2007 in light of the adoption of FIN48. The Bank, with guidance from advisors believes the case related to consent dividends taken by the Bank’s REIT during 2002 has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined in FIN48) that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007 the Company recorded an adjustment of $1,298,470 to beginning retained earnings upon adoption of FIN48 to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. During the year ended December 31, 2007, the Company increased the unrecognized tax liability by an additional $87,091 in interest for the period, bringing the total recorded tax liability under FIN48 to $1,385,561 at December 31, 2007. It is the Company’s policy to recognize interest and penalties under FIN48 as a component of income tax expense.

Pursuant to FIN 48, the Company will continue to re-evaluate existing tax positions, as well as new positions as they arise. If the Company determines in the future that its tax positions are not “more likely than not” to be sustained (as defined) by taxing authorities, the Company may need to recognize additional tax liabilities.

Stock-Based Compensation

For all years presented in the Consolidated Financial Statements prior to 2006, the Company accounted for stock options, which were issued “at-the-money” under the provisions of APB No. 25. Accordingly, no compensation expense related to the issuance of stock options is reflected in the income statements prior to 2006. Pro forma disclosures of the impact of compensation expense (and related tax benefit) associated with stock options are included in Note 12 in the Notes to the Consolidated Financial Statements. The pro forma amounts are calculated on the estimated fair value of the options at the date of the grant, based on assumptions made during the year of the grant. Those assumptions are outlined in Note 12 “Stock Options and Stock Based Compensation” in the Company’s Notes to Consolidated Financial Statements.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and requires that such transactions be accounted for using a fair value-based method. The Company adopted the requirements of SFAS No. 123R using the modified-prospective method during the first quarter of 2006. SFAS No. 123R requires the Company to recognize as compensation expense, the fair value of stock options granted to employees and board of directors of the Company beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees and directors prior to the effective date of Statement 123R that remain unvested on the effective date. The total compensation expense recognized pursuant to SFAS No. 123R during 2007 and 2006 totaled $187,000 and $248,000, respectively.

Impairment of Investment Securities

Investment securities classified as available for sale (“AFS”) are carried at fair value and the impact of changes in fair value are recorded on the Company’s consolidated balance sheet as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” a separate component of shareholders’ equity. Securities classified as AFS or held to maturity (“HTM”) are subject to review to identify when a decline in value is other than temporary. Factors considered in determining whether a decline in value is other than temporary include: whether the decline is substantial; the duration of the decline; the reasons for the decline in value; whether the decline is related to a credit event or to a change in interest rate; our ability and intent to hold the investment for a period of time that will allow for a recovery of value; and the financial condition and near-term prospects of the issuer. When it is determined that a decline in value is other than temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings. At December 31, 2007, the Company did not have any investment securities considered other than temporarily impaired.

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

Fair Value

Effective January 1, 2007, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements, choosing to apply the pronouncement to its junior subordinated debt. SFAS No 157 defines how applicable assets and liabilities are to be valued, and requires expanded disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments infrequently traded or not quoted in an active market will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. Determining fair values under SFAS No. 157 may include judgments related to measurement factors that may vary from actual transactions executed in the marketplace. For the year ended December 31, 2007, the Company recorded fair value gains related to its junior subordinated debt totaling $2.5 million. (See Note 15 of the Notes to Consolidated Financial Statements for additional information about financial instruments carried at fair value.)

Results of Operations

For the year ended December 31, 2007, the Company reported net income of $11.3 million or $0.94 per share ($0.94 diluted) as compared to $13.4 million or $1.18 per share ($1.17 diluted) for the year ended December 31, 2006, and $11.0 million or $0.97 per share ($0.96 diluted) for the year ended December 31, 2005. Net income decreased $2.1 million between December 31, 2006 and December 31, 2007 primarily as the result of increased provisions for credit losses taken during the fourth quarter, which more than offset increased net interest income realized from increased volume in earning assets. Net income for 2006 increased $2.4 million from the previous year as the result of increased volume in earning assets combined with an increase in net interest margin in 2006, as well as from additional unusual or non-recurring gains and operating expenses discussed elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s return on average assets was 1.47 % for the year ended December 31, 2007 as compared to 2.04 % and 1.76 % for the same twelve-month periods of 2006 and 2005, respectively. The Company’s return on average equity was 13.73% for the year ended December 31, 2007 as compared to 20.99 % and 19.46 % for the same twelve-month periods of 2006 and 2005, respectively. Declines in the return on average assets and average equity experienced by the Company during 2007 were primarily the result of decreasing net interest margins, and additional loan loss provisions taken during the year.

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

Net interest income before provision for credit losses totaled $36.6 million for the year ended December 31, 2007 as compared to $33.2 million for the year ended December 31, 2006, and $29.2 million for the year ended December 31, 2005. This represents an increase of $3.4 million or 10.3 % between the years ended December 31, 2006 and 2007, as compared to an increase of $3.9 million or 13.5% between 2005 and 2006. The increase in net interest income between 2006 and 2007 is the result of increased volume in earning assets which more than outweighed rate and volume increases experienced in interest-bearing liabilities. The increase in net interest income between 2005 and 2006 is the result of increased volume in earning assets combined with a substantial increase in market rates of interest throughout the first half of 2006.

Table 1. - Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and interest differentials
Years Ended December 31, 2007, 2006, and 2005

	2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)	$580,873	$52,690	9.07%	$469,959	$42,902	9.13%	$402,820	$33,078	8.21%
Investment Securities - taxable	89,765	3,896	4.34%	89,378	3,254	3.64%	107,761	4,163	3.86%
Investment Securities - nontaxable (2)	2,227	108	4.85%	2,226	108	4.85%	2,261	112	4.95%
Interest on deposits in other banks	7,001	271	3.87%	7,771	324	4.17%	7,539	308	4.09%
Federal funds sold and reverse repos	3,527	191	5.42%	16,166	768	4.75%	35,139	1,237	3.52%
Total interest-earning assets	683,393	$57,156	8.36%	585,500	$47,356	8.09%	555,520	$38,898	7.00%
Allowance for possible credit losses	(9,787)			(8,067)			(7,608)
Noninterest-bearing assets:
Cash and due from banks	25,255			26,426			29,940
Premises and equipment, net	15,899			12,706			9,551
Accrued interest receivable	4,061			3,597			2,661
Other real estate owned	3,187			3,354			1,639
Other assets	42,326			32,570			35,496
Total average assets	$764,334			$656,086			$627,199
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$46,382	$292	0.63%	$49,118	$286	0.58%	$51,043	$244	0.48%
Money market accounts	136,720	4,246	3.11%	138,242	3,701	2.68%	120,318	2,332	1.94%
Savings accounts	46,225	883	1.91%	35,135	198	0.56%	35,500	175	0.49%
Time deposits	263,196	12,993	4.94%	195,922	8,412	4.29%	196,642	5,772	2.94%
Other borrowings	17,891	925	5.17%	4,209	223	5.30%	1,335	44	3.30%
Trust Preferred securities	15,537	1,234	7.94%	15,464	1,355	8.76%	15,464	1,091	7.06%
Total interest-bearing liabilities	525,951	$20,573	3.91%	438,090	$14,175	3.24%	420,302	$9,658	2.30%
Noninterest-bearing liabilities:
Noninterest-bearing checking	146,954			146,722			144,146
Accrued interest payable	2,207			2,021			1,421
Other liabilities	7,221			5,615			4,773
Total average liabilities	682,333			592,448			570,642

Total average shareholders' equity	82,001			63,638			56,557
Total average liabilities and
Shareholders' equity	$764,334			$656,086			$627,199
Interest income as a percentage of average earning assets			8.36%			8.09%			7.00%
Interest income as a percentage of average earning assets			3.01%			2.42%			1.74%
Net interest margin			5.35%			5.67%			5.26%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $3,076,000, $3,536,000, and $3,480,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

(2)	Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis because they are not material to the Company’s results of operations.

As summarized in Table 2, the increase in net interest income between the two twelve-month periods ended December 31, 2007 and 2006 is comprised of an increase in total interest income of approximately $9.8 million, which was only partially offset by an increase in total interest expense of approximately $6.4 million. The Bank's net interest margin, as shown in Table 1, decreased to 5.35% at December 31, 2007 from 5.67% at December 31, 2006, a decrease of 32 basis points (100 basis points = 1%) between the two periods. The net margin of 5.67% reported during 2006 represents an increase of 41 basis points from the 5.26% net margin realized by the Company during 2005. While assets have grown over the past three years and the balance sheet mix has changed, interest rate movements over those three years have played a significant role in net interest income trends. As a result of changes in market rates of interest, the prime rate averaged 8.05% for the year ended December 31, 2007 as compared to 7.96% and 6.19% for the years ended December 31, 2006 and 2005, respectively.

Both the Company's net interest income and net interest margin are affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." Both are also affected by changes in yields on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change." The following table sets forth the changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the years indicated. Changes in interest income and expense, which are not attributable specifically to either rate or volume, are allocated proportionately between the two variances based on the absolute dollar amounts of the change in each.

Table 2. Rate and Volume Analysis

	2007 compared to 2006			2006 compared to 2005
(In thousands)	Total	Rate	Volume	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$9,788	$(275)	$10,063	$9,824	$3,942	$5,882
Investment securities	642	628	14	(913)	(227)	(686)
Interest-bearing deposits in other banks	(53)	(25)	(28)	16	6	10
Federal funds sold and securities purchased
under agreements to resell	(577)	95	(672)	(469)	341	(810)
Total interest income	9,800	423	9,377	8,458	4,062	4,396
Increase (decrease) in interest expense:
Interest-bearing demand accounts	551	643	(92)	1,366	1,107	259
Savings accounts	685	605	80	23	25	(2)
Time deposits	4,581	1,391	3,190	2,685	2,706	(21)
Other borrowings	702	(6)	708	179	39	140
Trust Preferred securities	(121)	(127)	6	264	264	0
Total interest expense	6,398	2,506	3,892	4,517	4,141	376
Increase (decrease) in net interest income	$3,402	$(2,083)	$5,485	$3,941	$(79)	$4,020

Total interest income increased approximately $9.8 million or 20.7% between the years ended December 31, 2006 and 2007, and was attributable primarily to increase in earning asset volume, as well as the yields on those earning assets to a lesser degree. Earning asset growth was almost exclusively in loans, with minimal growth in investments. On average, loans grew by approximately $111.0 million between 2006 and 2007. The Company continues to maintain a high percentage of loans in its earning asset mix with loans averaging 85.0% of total earning assets for the year ended December 31, 2007, as compared to 80.3% and 72.5% for the years ended December 31, 2006 and 2005, respectively.

Total interest expense increased approximately $6.4 million between the years ended December 31, 2006 and 2007, both as a result of increased volumes in time deposits and other borrowings, as well as increased rates paid on deposit accounts as deposit rates continued to rise throughout much of 2007. Deposit rates began to decline during the fourth quarter of 2007 as market rates of interest declined as a result of the Federal Reserves’ actions to protect a faltering economy. Between the years ended December 31, 2007 and December 31, 2006, rates paid on interest-bearing liabilities increased in all categories except other borrowing and junior subordinated debt, with the greatest increases experienced in time deposits, money market deposits, and savings accounts. The increases experienced in savings account rates during 2007 were largely the result of more than $25.0 million in savings accounts purchased with Legacy Bank during February 2007, many of which carried high preferential interest rates. Some of those savings accounts have been closed, and the Company has been able to reduce the cost of the remaining accounts as the preferential rate terms of the savings accounts expired.

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

Total interest expense increased approximately $4.5 million between the years ended December 31, 2005 and 2006, primarily as a result of increased rates paid on deposit accounts as market rates of interest continued to rise throughout the first half of 2006. Rates paid on interest-bearing liabilities increase in all categories, with the greatest increases experienced in time deposits and money market deposit accounts. The Company’s deposit mix changed during 2006 with declines in average NOW and time deposit volume, which was more than offset by increases in the average volume of money market accounts. On average, NOW accounts and time deposits decreased $1.9 million and $720,000, respectively, while money market accounts increased on average by $17.9 million between the years ended December 31, 2005 and December 31, 2006. Between the years ended December 31, 2005 and December 31, 2006, rates paid on interest-bearing liabilities increased in all categories as a result of general increases in market rates of interest, with the greatest increases experienced in rates on time deposits and other borrowings

Provision for Credit Losses

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management's continuous credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the year ended December 31, 2007 the provision to the allowance for credit losses amounted to $5.7 million as compared to $880,000 and $1.1 million for the years ended December 31, 2006 and 2005, respectively. Increases in the provision to the allowance for credit losses during 2007, including provisions of $2.0 million and $3.3 million in the third and fourth quarters of 2007, respectively, were the result of higher levels of nonperforming loans during the year, and general deterioration in the housing and credit markets during the later part of 2007. The amount provided to the allowance for credit losses during 2007 brought the allowance to 1.83% of net outstanding loan balances at December 31, 2007, as compared to 1.67% of net outstanding loan balances at December 31, 2006, and 1.86% at December 31, 2005.

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicated and the net changes between those years:

	Years Ended December 31,			Increase (decrease) during Year
(In thousands)	2007	2006	2005	2007	2006
Customer service fees	$4,790	$3,779	$4,399	$1,011	$(620)
Gain on sale of securities	0	27	163	(27)	(136)
Gain (loss) on sale of OREO	209	50	325	159	(275)
Proceeds from life insurance	483	482	0	1	482
Gain (loss) on swap ineffectiveness	66	(75)	0	141	(75)
Gain on fair value option of financial assets	2,504	0	0	2,504	0
Gain on sale of investment	0	1,877	0	(1,877)	1,877
Gain (loss) on sale of fixed assets	2	1,018	(5)	(1,016)	1,023
Shared appreciation income	42	567	393	(525)	174
Other	1,568	1,306	1,005	262	301
Total	$9,664	$9,031	$6,280	$633	$2,751

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers and, to a lesser extent, gains on sales of Company assets and other miscellaneous income. Noninterest income for the year ended December 31, 2007 increased $633,000 when compared to the previous year, and increased $3.4 million when compared to the year ended December 31, 2005. Increases in noninterest income experienced during 2007 were the result of increased customer services fees which were partially offset by changes in nonrecurring or unusual items between the two years.

Customer service fees continue to provide a substantial part of noninterest income over the three years presented. Increases of $1.0 million in customer service fees between 2006 and 2007 were comprised of increases in ATM and overdraft charges, as well as additional fee revenue generated by the Campbell branch acquired during February 2007. Customer service fees decreased $620,000 between the years ended December 2005 and December 31, 2006, which is attributable, in part, to declines in ATM fee income, as well as overdraft charges and business analysis fees.

Other than customer service fees, increases in noninterest income experienced during 2007 were primarily the result of a $2.5 million gain recognized on the change in fair value to the Company’s junior subordinated debt. With the deterioration in credit markets during the second half of 2007, the rate on the Company’s junior subordinated debt was far below current market rates of interest on similar instruments, resulting in the significant gains recorded during the third and fourth quarters of 2007. This was offset during 2007 by a decline in gain on sale of investments, and gain on sale of fixed assets. Declines in gain on sale of investments resulted from a $1.8 million gain on the sale of an investment in correspondent bank during the first quarter of 2006, which was not again experienced during 2007. Declines in gain on sale of fixed assets resulted from a $1.0 million gain on the sale of the Company’s administrative headquarters during the third quarter of 2006, which was not again experienced during 2007. Noninterest income was further enhanced during the years ended December 31, 2007 and December 31, 2006 from death-benefit proceeds realized from the Company’s bank owned life insurance totaling $483,000 and $482,000 during those two years, respectively.

Shared appreciation income has fluctuated over the three years presented, with decreases of $525,000 between 2006 and 2007, as compared to increases of $174,000 between 2005 and 2006. Shared appreciation income results from agreements between the Company and the borrower on certain construction loans where the Company agrees to receive interest on the loan at maturity rather than monthly and the borrower agrees to share in the profits of the project. The profit is determined by the appraised value of the completed project and subsequent refinancing or sale of the project. Due to the difficulty in calculating future values, shared appreciation income is recognized when received. The Company does not participate in a significant number of shared appreciation projects, and as a result, does not anticipate large amounts of shared appreciation income on an ongoing basis. Gains on sales of investment securities decreased $136,000 between 2005 and 2006, as the result of securities sales during the fourth quarter of 2005 when the Company restructured the investment portfolio to reduce the risk profile of the Company.

Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
		% of		% of		% of
		Average		Average		Average
		Earning		Earning		Earning
(Dollars in thousands)	Amount	Assets	Amount	Assets	Amount	Assets
Salaries and employee benefits	$10,830	1.58%	$9,915	1.69%	$8,046	1.45%
Occupancy expense	3,787	0.55%	2,556	0.44%	2,327	0.42%
Data processing	420	0.06%	470	0.08%	624	0.11%
Professional fees	1,811	0.27%	998	0.17%	1,234	0.22%
Directors fees	268	0.04%	222	0.04%	210	0.04%
Amortization of intangibles	1,021	0.15%	537	0.09%	537	0.10%
Correspondent bank service charges	476	0.07%	204	0.03%	359	0.06%
Writedown on investment	17	0.00%	0	0.00%	702	0.13%
Loss on lease assets held for sale	820	0.12%	0	0.00%	0	0.00%
Loss on CA Tax Credit Partnership	430	0.06%	440	0.08%	458	0.08%
OREO expense	209	0.03%	2,193	0.37%	38	0.01%
Other	2,643	0.39%	2,402	0.41%	2,447	0.44%
Total	$22,732	3.33%	$19,937	3.41%	$16,982	3.06%

Noninterest expense, excluding provision for credit losses and income tax expense, totaled $22.7 million for the year ended December 31, 2007 as compared to $19.9 million and $17.0 million for the years ended December 31, 2006 and 2005, respectively. These figures represent an increase of $2.8 million or 14.0% between the years ended December 31, 2006 and 2007 and an increase of $3.0 million or 17.4% between the years ended December 31, 2005 and 2006.

Increases in noninterest expense between the three years presented are associated primarily with normal continued growth of the Company including additional staffing costs, as well as additional costs incurred in each of those three years. As a percentage of average earning assets, total noninterest expense has remained relatively stable over the past three years as the Company has successfully controlled overhead expenses while experiencing profitable growth. Noninterest expense amounted to 3.33% of average earning assets for the year ended December 31, 2007 as compared to 3.41% at December 31, 2006 and 3.06% at December 31, 2005.

Increases in noninterest expense during 2007 included costs associated with the new branch operations in Campbell, California, resulting from the merger with Legacy Bank, additional employee costs associated with the new financial services department acquired during November 2007, increased professional fees associated with the resolution of impaired loans, losses on lease assets held for sale, and increased amortization costs for intangible assets. Losses on lease assets held for sale totaled $820,000 for the year ended December 31, 2007 and are the result of charge-offs of foreclosed lease assets, mainly equipment and furniture, which the Company has determined have no value or cannot be located. Decreases in OREO expense during 2007 were the primarily result of additional disposal and clean-up costs, incurred during 2006 on a single OREO property, which was in the process of liquidation. These additional OREO costs were not incurred again during 2007.

Expenses on OREO increased approximately $2.2 million between the years ended December 31, 2005 and December 31, 2006. As previously discussed, increases in OREO expense experienced during 2006 were primarily the result of additional expenses related to the clean-up and disposal of a single OREO property during 2006 of liquidation. Professional fees decreased $236,000 between the year ended December 31, 2005 and December 31, 2006 primarily as the result of reductions in legal expenses associated with impaired loans. Noninterest expense incurred during 2005 included a write-down of $702,000 on the Company’s investment in a title company, Diversified Holding Corporation.

Pursuant to the adoption of SFAS No. 123R during the first quarter of 2006, the Company recognized stock-based compensation expense of $187,000 ($0.02 per share basic and diluted) during the year ended December 31, 2007, and $248,000 ($0.02 per share basic and diluted) for year ended December 31, 2006. This expense is included in noninterest expense under salaries and employee benefits. Under the current pool of stock options, the Company expects stock-based compensation expense to be about $29,000 per quarter during 2008, then to $17,000 per quarter for 2009, and decline after that through 2011. If new stock options are issued, or existing options fail to vest due, for example, to forfeiture, actual stock-based compensation expense in future periods will change.

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

The Company has reviewed its REIT tax position as of January 1, 2007 (adoption date), and then again each subsequent quarter during 2007 in light of the adoption of FIN48. The Bank, with guidance from advisors believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined in FIN48) that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007 the Company recorded an adjustment of $1.3 million to beginning retained earnings upon adoption of FIN48 to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. During the year ended December 31, 2007, the Company increased the unrecognized tax liability by an additional $87,000 in interest for the period, bringing the total recorded tax liability under FIN48 to $1.4 million at December 31, 2007. It is the Company’s policy to recognize interest and penalties under FIN48 as a component of income tax expense. The Company has reviewed all of its tax positions as of December 31, 2007, and has determined that, other than the REIT, there are no other material amounts that should be recorded under the guidelines of FIN48.

Financial Condition

Total assets increased by $93.4 million or 13.8% during the year to $771.7 million at December 31, 2007, and increased $142.9 million or 22.7% from the balance of $628.9 million at December 31, 2005. The Legacy Bank acquisition completed during February 2007 added $62.4 million in net loans, $7.4 in investments, and $69.6 in deposits to the Company’s balance sheet. During the year ended December 31, 2007, significant increases were experienced in loans, while federal funds sold and investment securities declined as loan growth outpaced deposit growth during the year. During 2007, net loans increased $94.4 million, while federal funds sold decreased $14.3 million, and investment securities increased $6.0 million between the two period-ends.

Total deposits of $634.6 million at December 31, 2007 increased $47.5 million or 8.1% from the balance reported at December 31, 2006, and increased $88.2 million or 16.1% from the balance of $546.5 million reported at December 31, 2005. During 2007, growth was experienced in time deposits, and savings accounts, with declines experienced in other deposit categories.

Earning assets averaged approximately $683.4 million during the year ended December 31, 2007, as compared to $585.5 million and $555.5 million for the years ended December 31, 2006 and 2005, respectively. Average interest-bearing liabilities increased to $526.0 million for the year ended December 31, 2007, as compared to $438.1 million for the year ended December 31, 2006, and increased from the balance of $420.3 million for the year ended December 31, 2005.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $598.2 million at December 31, 2007, representing an increase of $97.7 million or 19.5% when compared to the balance of $500.6 million at December 31, 2006, and an increase of $180.3 million or 43.2% when compared to the balance of $417.9 million reported at December 31, 2005. Average loans totaled $580.9 million, $470.0 million, and $402.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. During 2007 average loans increased 23.6% when compared to the year ended December 31, 2006 and increased 44.2% compared to the year ended December 31, 2005.

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:

	2007		2006		2005		2004		2003
	Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial and industrial	$204,385	34.2%	$155,811	31.1%	$113,263	27.1%	$123,720	31.0%	$116,991	33.9%
Real estate - mortgage	142,565	23.8	113,613	22.7	89,503	21.4	88,187	22.1	96,381	27.9
Real estate - construction	178,296	29.8	168,378	33.7	162,873	38.9	137,523	34.5	97,930	28.3
Agricultural	46,055	7.7	35,102	7.0	24,935	6.0	23,416	5.9	15,162	4.4
Installment/other	18,171	3.0	16,712	3.3	15,002	3.6	13,257	3.3	6,617	1.9
Lease financing	8,748	1.5	10,952	2.2	12,334	3.0	12,581	3.2	12,581	3.6
Total Loans	$598,220	100.0%	$500,568	100.0%	$417,910	100.0%	$398,684	100.0%	$345,662	100.0%

Loan volume continues to be greatest in what has historically been the Bank’s primary lending emphasis: commercial, real estate mortgage, and construction lending. During 2007 as with 2006, loan growth occurred in all categories except lease financing. During 2007, significant increases occurred in commercial and industrial loans, as well as real estate mortgage loans, with increases of $48.6 million or 31.2% and $29.0 million or 25.5% in those two categories, respectively. Agricultural loans increased $11.0 million or 31.2% during 2007, and real estate construction loans increased $9.9 million or 5.9% during 2007.

During the fourth quarter of 2007 loan volume declined approximately $27.7 million or 4.4% as the Company slowed additional loan growth as part of its asset/liability management and liquidity plan. Core deposit growth lagged loan growth throughout much of 2007 and the Company relied to a greater degree on brokered time deposits and the use of credit lines to fund additional loan growth throughout the much of the year. As the loan-to-deposit ratio increased and brokered deposits reached the Company’s policy limits, the Company utilized to greater extent its borrowing lines of credit while at the same time controlling additional loan growth to better manage the balance sheet.

Gross loans acquired in the acquisition of Legacy Bank in Campbell, California totaled approximately $63.9 million at the date of merger (February 16, 2007). Exclusive of the loans acquired from Legacy Bank during the first quarter, loan balances attributable to the Company’s previously existing loan portfolio increased approximately $33.7 million during the year ended December 31, 2007. The following table shows the net change experienced during the year ended December 31, 2007, removing the effect of the loans acquired in the Legacy Bank merger.

			Dec 31, 2007	Net Change
	Total Loans	Legacy Loans	Loans without	Year Ended
	Dec 31, 2007	at merger	Legacy Loans	Dec 31, 2007 (1)
Commercial and industrial	$204,385	$31,735	$172,650	$16,839
Real estate - mortgage	142,565	14,417	128,148	14,535
Real estate - construction	178,296	12,817	165,479	(2,899)
Agricultural	46,055	0	46,055	10,953
Installment/other	18,171	4,957	13,214	(3,498)
Lease financing	8,748	0	8,748	(2,204)
Total Loans	$598,220	$63,926	$534,294	$33,726

 (1) Net change in loans between December 31, 2006 and December 31, 2007, excluding balance of loans acquired from Legacy Bank at merger date (2/16/07). At December 31, 2007, loans at the Campbell branch, including new volume since the acquisition, totaled $63.9 million.

During 2006, loan growth occurred in all categories except lease financing. The most significant loan increases during 2006 occurred in commercial and industrial loans, real estate mortgage loans, and agricultural loans, with increases of $42.5 million, $24.1 million, and $10.2 million experienced in those three categories, respectively. Real estate construction loans increased a modest $5.5 million or 3.4% during 2006 as the real estate construction market remained stable within the San Joaquin Valley.

During 2005, loan growth occurred in all categories except commercial and industrial loans, and lease financing, with total loans growing by $19.2 million or 4.8% between December 31, 2004 and December 31, 2005. The majority of that increase during 2005 was experienced in real estate construction loans. Real estate construction lending continued to be a substantial business line for the Company, as housing demand and business development remained strong throughout the Central San Joaquin Valley. Modest increases were experienced in real estate mortgage, agricultural, and installment consumer loans, while commercial and industrial loans declined by nearly $10.5 million as several large commercial relationships matured during the later part of 2005.

At December 31, 2007, approximately 62% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Although residential housing markets suffered during the later half of 2007, residential construction loans continue to be a significant focus for the Company and increased $9.9 million or 5.9 % during 2007, increased $5.5 million or 3.4% during 2006, and increased $25.4 million or 18.4% during 2005. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects. Agricultural loans consisting of mostly short-term, floating rate loans for crop financing, increased $11.0 million or 31.2% between December 31, 2006 and December 31, 2007, while installment loans increased $1.5 million or 8.7% during that same period.

The real estate mortgage loan portfolio totaling $142.6 million at December 31, 2007 consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate is the core of this segment of the portfolio, with balances of $102.4 million, $71.7 million, and $43.6 million at December 31, 2007, 2006, and 2005, respectively. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and, are mainly tied to commercial income and multi-family residential properties. The Company does not currently offer traditional residential mortgage loans, but may purchase mortgage portfolios. As a result of real estate mortgage purchases over the past several years, that portion of the portfolio has remained stable with balances of $37.2 million, $39.2 million, and $43.3 million at December 31, 2007, 2006 and 2005, respectively. The Company also offers short to medium-term, fixed-rate, home equity loans, which totaled $3.0 million at December 31, 2007, $2.7 million at December 31, 2006, and $2.6 million at December 31, 2005.

The following table sets forth the maturities of the Bank's loan portfolio at December 31, 2007. Amounts presented are shown by maturity dates rather than repricing periods:

		Due after one
	Due in one	Year through	Due after
(In thousands)	year or less	Five years	Five years	Total
Commercial and agricultural	$157,315	$68,697	$24,428	$250,440
Real estate - construction	169,990	6,618	1,688	178,296
	327,305	75,315	26,116	428,736
Real estate - mortgage	17,631	66,928	58,006	142,565
All other loans	10,146	13,871	2,902	26,919
Total Loans	$355,082	$156,114	$87,024	$598,220

The average yield on loans was 9.07% for the year ended December 31, 2007, representing a decrease of 7 basis points when compared to the year ended December 31, 2006 and was a result of increased loan pricing pressures experienced during 2007 which more than outweighed an average increase of 9 basis point in the prime rate between the year ended December 31, 2006 and December 31, 2007. For the year ended December 31, 2006, the average yield on loans was 9.13%, representing an increase of 92 basis points when compared to the year ended December 31, 2005 and was a result of a significant increase in average market rates of interest throughout 2005 and 2006. The Bank’s loan portfolio is generally comprised of short-term or floating rate loans and is therefore susceptible to fluctuations in market rates of interest. At December 31, 2007, 2006 and 2005, approximately 62.3%, 59.5% and 58.1% of the Bank's loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank's fixed and floating rate loans at December 31, 2007. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

		Due after one
	Due in one	Year through	Due after
(In thousands)	year or less	Five years	Five years	Total
Accruing loans:
Fixed rate loans	$54,256	$82,256	$73,648	$210,160
Floating rate loans	282,536	71,324	12,616	366,476
Total accruing loans	336,792	153,580	86,264	576,636
Nonaccrual loans:
Fixed rate loans	12,673	2,436	428	15,537
Floating rate loans	5,617	98	332	6,047
Total nonaccrual loans	18,290	2,534	760	21,584
Total Loans	$355,082	$156,114	$87,024	$598,220

Securities

Following is a comparison of the amortized cost and approximate fair value of available-for-sale for the three years indicated:

	December 31, 2007				December 31, 2006
		Gross	Gross	Fair Value		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Carrying	Amortized	Unrealized	Unrealized	(Carrying
(In thousands)	Cost	Gains	Losses	Amount)	Cost	Gains	Losses	Amount)
Available-for-sale:
U.S. Government agencies	$65,764	$524	$(302)	$65,986	$69,746	$51	$(1,293)	$68,504
U.S. Government agency
collateralized mortgage
obligations	7,782	44	(4)	7,822	17	0	(1)	16
Obligations of state and
political subdivisions	2,227	54	0	2,281	2,226	65	(1)	2,290
Other investment securities	13,752	0	(426)	13,326	13,000	0	(444)	12,556
Total available-for-sale	$89,525	$622	$(732)	$89,415	$84,989	$116	$(1,739)	$83,366
	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agencies	$82,215	$110	$(2,002)	$80,323
U.S. Government agency
collateralized mortgage obligations	22	0	(1)	21
Obligations of state and
political subdivisions	2,226	94	0	2,320
Other investment securities	13,000	0	(428)	12,572
Total available-for-sale	$97,463	$204	$(2,431)	$95,236

Included in other investment securities at December 31, 2007, is a short-term government securities mutual fund totaling $7.7 million, a CRA-qualified mortgage fund totaling $4.9 million, and an overnight money-market mutual fund totaling $752,000. Included in other investment securities at December 31, 2006, is a short-term government securities mutual fund totaling $7.7 million, and a CRA-qualified mortgage fund totaling $4.8 million. Included in other investment securities at December 31, 2005, is a short-term government securities mutual fund totaling $7.7 million, and a CRA-qualified mortgage fund totaling $4.9 million. The commercial asset-backed trust consists of fixed and floating rate commercial and multifamily mortgage loans. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were no realized gains or losses on securities available-for-sale during 2007, Realized gains on securities available-for-sale totaled $27,000 during 2006, and $163,000 during 2005. There were no realized losses on securities available-for-sale during 2006 or 2005.

Investment securities increased $6.0 million between December 2006 and December 2007 primarily as the result of the Legacy merger during February 2007 in which approximately $6.8 million in U.S Agency securities and $625,000 in other investment securities were added to the Company’s portfolio. Investment securities decreased $11.9 million between December 2005 and December 2006, as U.S. government agencies were paid down or matured. Proceeds from maturing securities were utilized to fund loan growth which exceeded deposit growth during 2006.

Securities that have been temporarily impaired less than 12 months at December 31, 2007 are comprised of one U.S. government agency collateralized mortgage obligation with a weighted average life of 1.19 years. As of December 31, 2007, there were nine U.S. government agency securities, and two other investment securities with a total weighted average life of 0.97 years that have been temporarily impaired for twelve months or more. Because the decline in market value is attributable to changes in market rates of interest rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

The following summarizes temporarily impaired investment securities at December 31, 2007

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$0	$0	$30,241	$(302)	$30,241	$(302)
U.S. Government agency
collateralized mortgage
Obligations	4,129	(4)	0	0	4,129	(4)
Obligations of state and
political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	12,574	(426)	12,574	(426)
Total impaired securities	$4,129	$(4)	$42,815	$(728)	$46,944	$(732)

Securities that have been temporarily impaired less than 12 months at December 31, 2006 are comprised of one U.S. government agency security with a weighted average life of 13.2 years. As of December 31, 2006, there were nineteen U.S. government agency securities, one collateralized mortgage obligation, one municipal security, and two other investment securities with a total weighted average life of 2.29 years that have been temporarily impaired for twelve months or more. Because the decline in market value is attributable to changes in market rates of interest rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

The following summarizes temporarily impaired investment securities at December 31, 2006

	Less than 12 Months		12 Months or More		Total
	Fair Value		Fair Value		Fair Value
(In thousands)	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$506	$(6)	$65,626	$(1,287)	$66,132	$(1,293)
U.S. Government agency
collateralized mortgage
Obligations	0	0	12	(1)	12	(1)
Obligations of state and
political subdivisions	0	0	34	(1)	34	(1)
Other investment securities	0	0	12,556	(444)	12,556	(444)
Total impaired securities	$506	$(6)	$78,228	$(1,733)	$78,734	$(1,739)

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2007 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year to five years		After five years to ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale:
U.S. Government agencies	$24,058	4.09%	$883	3.80%	$8,341	5.28%	$32,704	4.53%	$65,986	4.09%
U.S. Government agency
collateralized mortgage
obligations	—	—	—	—	3,679	4.81%	4,143	6.38%	7,822	5.67%
Obligations of state and
political subdivisions	—	—	170	3.03%	2,111	4.83%	—	—	2,281	4.76%
Other investment securities	13,326	4.94%	—	—	—	—	—	—	13,326	4.94%
Total estimated fair value	$37,384	3.76%	$1,053	3.83%	$14,131	5.09%	$36,847	4.74%	$89,415	4.36%

(1) Weighted average yields are not computed on a tax equivalent basis

At December 31, 2007 and 2006, available-for-sale securities with an amortized cost of approximately $71.0 million and $70.9 million, respectively (fair value of $71.3 million and $69.7 million, respectively) were pledged as collateral for public funds, FHLB borrowings, and treasury tax and loan balances.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Total deposits increased $47.5 million or 8.1% during the year to a balance of $634.6 million at December 31, 2007 and increased $40.7 million or 7.4% between December 31, 2005 and December 31, 2006. Core deposits, consisting of all deposits other than time deposits of $100,000 or more and brokered deposits, continue to provide the foundation for the Bank's principal sources of funding and liquidity. These core deposits amounted to 59.9%, 71.0% and 75.7% of the total deposit portfolio at December 31, 2007, 2006 and 2005, respectively.

The following table sets forth the year-end amounts of deposits by category for the years indicated, and the dollar change in each category during the year:

	December 31,			Change during Year
(In thousands)	2007	2006	2005	2007	2006
Noninterest-bearing deposits	$139,066	$159,002	$153,113	$(19,936)	$5,889
Interest-bearing deposits:
NOW and money market accounts	153,717	184,384	175,852	(30,667)	8,532
Savings accounts	40,012	31,933	33,590	8,079	(1,657)
Time deposits:
Under $100,000	52,297	42,428	53,254	9,869	(10,826)
$100,000 and over	249,525	169,380	130,651	80,146	38,729
Total interest-bearing deposits	495,551	428,125	393,347	67,427	34,778
Total deposits	$634,617	$587,127	$546,460	$47,491	$40,667

During the year ended December 31, 2007 increases were experienced primarily in time deposits, and to a lesser degree in saving accounts. Increases in time deposits during 2007 were largely the result brokered time deposits obtained by the Company as part of its liquidity strategy begun during 2006 to fund loan growth as core deposits became increasingly difficult to obtain and pricing became more competitive. This liquidity strategy has allowed the Company to obtain the additional funding sources need to fund loan growth without adversely impacting the cost of its core deposit base. The Company has utilized brokered deposits over the past several years to enhance its funding needs, with brokered deposits totaling $139.3 million, $67.7 million, and $32.8 million at December 31, 2007, 2006 and 2005, respectively. In addition, the Company has been able to obtain time deposits from the State of California, which totaled $45.0 million at both December 31, 2007 and December 31, 2006, and $40.0 million at December 31, 2005. The time deposits of the State of California are collateralized by pledged securities in the Company’s investment portfolio. The Company will continue to use pricing strategies to control the overall level of time deposits as part of its growth and liquidity planning process. NOW and money market accounts, as well as noninterest-bearing deposits declined $30.7 million and $19.9 million, respectively, between December 31, 2006 and December 31, 2007 as these deposits became increasingly competitive. The Company continues to emphasize core deposits as part of its relationship banking strategy. As a result, core deposits, including NOW and money market accounts, and savings accounts, as well as noninterest-bearing checking accounts, continue to provide the Company’s primary funding source.

During the year ended December 31, 2006 increases were experienced in all deposit categories, except in time deposits under $100,000 and savings deposits. Increases experienced during 2006 in money market accounts and time deposits in excess of $100,000 are primarily the result of depositors seeking higher yields during the year as competitors such as brokerage firms and credit unions have drove up rates to attract deposits. Increases in time deposits of $100,000 and over experienced during 2006 were largely the result of brokered time deposits obtained by the Company as part of its liquidity strategy to fund loan growth during the year.

The overall level of time deposits declined during 2005, as the Company was able to control the level of these deposits to some degree with pricing strategies. Time deposits, including brokered and other out-of-market deposits were allowed to run-off as they matured as the need for such deposits diminished. Then, as loan growth exceeded deposit growth during 2006, the Company sought to increase time deposits, including brokered deposits, to fund that asset growth.

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $67.4 million or 15.6% between December 31, 2006 and December 31, 2007, while noninterest-bearing deposits decreased $19.9 million or 12.5% between the same two periods presented. Between December 31, 2005 and December 31, 2006, total interest-bearing deposits increased $34.8 million or 8.8%, while noninterest-bearing deposits increased $5.9 million or 3.9%.

Deposit balances acquired in the acquisition of Legacy Bank totaled approximately $69.6 million at the date of merger (February 16, 2007). Exclusive of the deposits acquired from Legacy Bank during the first quarter, deposit balances attributable to the Company’s previously existing deposit base decreased approximately $22.1 million during the year ended December 31, 2007. The following table shows the net change experienced during the year ended December 31, 2007, removing the effect of the deposit balances acquired in the Legacy Bank merger.

		Legacy	Dec 31, 2007	Net Change
	Total Deposits	Deposits	Deposits	Year Ended
	Dec 31, 2007	at merger	Without Legacy	Dec 31, 2007 (1)
Noninterest bearing deposits	$139,066	$17,970	$121,096	($37,906)

Interest bearing deposits:
NOW and money market accounts	153,717	10,541	143,176	(41,208)
Savings accounts	40,012	28,752	11,260	(20,673)
Time deposits:
Under $100,000	52,297	2,860	49,437	7,009
$100,000 and over	249,525	9,477	240,048	70,668
Total interest bearing deposits	495,551	51,630	443,921	15,796
Total deposits	$634,617	$69,600	$565,017	$(22,110)

(1) Net change between December 31, 2006 and December 31, 2007 in deposit balances, excluding deposits acquired from Legacy Bank at merger date (2/16/07). At December 31, 2007, deposits at the Campbell branch, including new volume since the acquisition, totaled $42.1 million

On a year-to-date average, the Company experienced an increase of $74.3 million or 3.2 % in total deposits between the years ended December 31, 2006 and December 31, 2007. Between these two periods, average interest-bearing deposits increased $74.1 million or 17.7%, while total noninterest-bearing checking increased $232,000 or 0.16% on a year-to-date average basis. On average, the Company experienced increases in savings accounts and time deposits between the years ended December 31, 2006 and December 31, 2007, while other deposit categories experienced moderate declines on average during 2007. On a year-to-date average basis, total deposits increased $17.5 million or 3.2% between the years ended December 31, 2005 and December 31, 2006. Of that total, interest-bearing deposits increased by $14.9 million or 3.7%, while noninterest-bearing deposits increased $2.6 million or 1.8% during 2006.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Average		Average		Average
(Dollars in thousands)	Balance	Rate %	Balance	Rate %	Balance	Rate %
Interest-bearing deposits:
Checking accounts	$183,102	2.48%	$187,360	2.10%	$171,361	1.50%
Savings	46,225	1.91%	35,135	0.56%	35,500	0.49%
Time deposits (1)	263,196	4.94%	195,922	4.32%	196,642	2.94%
Noninterest-bearing deposits	146,954		146,722		144,146

(1)
Included at December 31, 2007, are $249.5 million in time certificates of deposit of $100,000 or more, of which $111.0 million matures in three months or less, $80.6 million matures in 3 to 6 months, $44.2 million matures in 6 to 12 months, and $13.7 million matures in more than 12 months.

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

The Company had collateralized and uncollateralized lines of credit aggregating $386.7 million and $308.3 million, as well as FHLB lines of credit totaling $22.0 million and $28.0 million at December 31, 2007 and 2006, respectively. At December 31, 2007, the Company had total outstanding balances of $21.9 million drawn against its FHLB line of credit. Of the $21.9 million in FHLB borrowings outstanding at December 31, 2007, $11.9 million was in overnight borrowings, and the other $10.0 million consists of a two-year FHLB advance, at a fixed rate of 4.92%, and a maturity date of March 30, 2009. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR.

The table below provides further detail of the Company’s federal funds purchased, repurchase agreements and FHLB advances for the years ended December 31, 2007, 2006 and 2005:

	December 31,
(Dollars in thousands)	2007	2006	2005
At period end:
Federal funds purchased	$10,380	$0	$0
Repurchase agreements	0	0	0
FHLB advances	21,900	0	0
Total at period end	$32,280	$0	$0
Average ending interest rate - total	4.10%	0.00%	0.00%
Average for the year:
Federal funds purchased	$4,660	$4,209	$1,331
Repurchase agreements	0	0	0
FHLB advances	13,231	0	0
Total average for the year	$17,891	$4,209	$1,331
Average interest rate - total	5.17%	5.30%	3.32%
Maximum total borrowings outstanding at
any month-end during the year:
Federal funds purchased	$16,400	$17,100	$8,255
Repurchase agreements/FHLB advances	20,000	0	0
Total	$36,400	$17,100	$8,255

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

		Loan Balance at December 31,
Loan Segments for Loan Loss Reserve Analysis (dollars in 000's)		2007	2006	2005	2004	2003
1	Commercial and Business Loans	$196,682	$152,070	$109,783	$115,831	$107,068
2	Government Program Loans	7,703	3,741	3,480	7,889	9,923
	Total Commercial and Industrial	204,385	155,811	113,263	123,720	116,991

3	Commercial Real Estate Term Loans	102,399	71,697	43,644	62,501	86,142
4	Single Family Residential Loans	37,194	39,184	43,308	21,567	5,240
5	Home Improvement/Home Equity Loans	2,972	2,732	2,551	4,119	4,999
	Total Real Estate Mortgage	142,565	113,613	89,503	88,187	96,381

6	Total Real Estate Construction Loans	178,296	168,378	162,873	137,523	97,930

7	Total Agricultural Loans	46,055	35,102	24,935	23,416	15,162

8	Consumer Loans	17,521	16,327	14,373	12,476	6,134
9	Overdraft protection Lines	85	82	102	117	142
10	Overdrafts	565	303	527	664	341
	Total Installment/other	18,171	16,712	15,002	13,257	6,617

11	Total Lease Financing	8,748	10,952	12,334	12,581	12,581

	Total Loans	$598,220	$500,568	$417,910	$398,684	$345,662

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

Management determines the loss factors for problem-graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss.” Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss.

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

The formula allowance includes reserves for certain off-balance sheet risks including letters of credit, unfunded loan commitments, and lines of credit. Reserves for undisbursed commitments are generally formula allocations based on the Company’s historical loss experience and other loss factors, rather than specific loss contingencies. At December 31, 2007, 2006 and 2005 the formula reserve allocated to undisbursed commitments totaled $548,000, $526,000 and $542,000, respectively. Prior to 2004, the reserves for these off-balance sheet commitments are included in the Company’s allowance for credit losses, rather than a separate liability on the balance sheet because the reserve amounts are considered to be immaterial in relation to total liabilities.

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors, which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentration, and 10) other business conditions. There were no changes in estimation methods or assumptions during 2007 that affected the methodology for assessing the overall adequacy of the allowance for credit losses.

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

At December 31, 2007 and 2006, the Company's recorded investment in loans for which impairment has been recognized totaled $20.6 million and $8.9 million, respectively. Included in total impaired loans at December 31, 2007, are $10.7 million of impaired loans for which the related specific allowance is $4.5 million, as well as $9.9 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2006 included $5.7 million of impaired loans for which the related specific allowance is $4.1 million, as well as $3.2 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $15.9 million, $10.1 million and $15.9 million during the years ended December 31, 2007, 2006 and 2005, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the year ended December 31, 2007, the Company recognized no income on such loans. For the years ended December 31, 2006 and 2005, the Company recognized income of $65,000 and $34,000, respectively, on such loans.

The Company focuses on competition and other economic conditions within its market area, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. With interest rates decreasing 100 basis points during the fourth quarter of 2007, and another 75 basis points during January 2008, indications are that rates will continue to drop in the near future as a result of sub-prime lending problems, a weakened real estate market, and tight credit markets. Both business and consumer spending have improved during the past several years, but current GDP projections for the next year have softened. It is difficult to determine to what degree the Federal Reserve will adjust short-term interest rates in its efforts to influence the economy. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. The local market has remained relatively stable economically during the past several years while much of the rest of the state and the nation have experienced more volatile economic trends. Although the local area residential housing markets have softened to some degree, they continue to perform better than other parts of the state, which should bode well for sustained growth in the Company’s market areas of Fresno and Madera, Kern, and Santa Clara Counties. Local unemployment rates in the San Joaquin Valley remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates have improved during the past several years. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state. Management recognizes increased risk of loss due to the Company's exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the years indicated.

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Total loans outstanding at end of period before
deducting allowances for credit losses	$596,480	$499,570	$417,156	$397,584	$344,797
Average net loans outstanding during period	$580,873	$469,959	$402,820	$374,748	$353,562

Balance of allowance at beginning of period	$8,365	$7,748	$7,251	$6,081	$5,556
Loans charged off:
Real estate	(22)	0	0	0	0
Commercial and industrial	(4,286)	(290)	(323)	(14)	(1,080)
Lease financing	(8)	(164)	(364)	(496)	(161)
Installment and other	(177)	(48)	(86)	(80)	(33)
Total loans charged off	(4,493)	(502)	(773)	(590)	(1,274)
Recoveries of loans previously charged off:
Real estate	0	0	0	0	0
Commercial and industrial	46	195	108	82	61
Lease financing	0	1	3	29	25
Installment and other	18	43	54	25	0
Total loan recoveries	64	239	165	136	86
Net loans charged off	(4,429)	(263)	(608)	(454)	(1,188)

Reclassification of off-balance sheet reserve	0	0	(35)	(507)	0
Reserve acquired in business acquisition	1,268	0	0	986	0
Provision charged to operating expense	5,697	880	1,140	1,145	1,713
Balance of allowance for credit losses
at end of period	$10,901	$8,365	$7,748	$7,251	$6,081

Net loan charge-offs to total average loans	0.76%	0.06%	0.15%	0.12%	0.34%
Net loan charge-offs to loans at end of period	0.74%	0.05%	0.15%	0.11%	0.34%
Allowance for credit losses to total loans at end of period	1.83%	1.67%	1.86%	1.82%	1.76%
Net loan charge-offs to allowance for credit losses	40.63%	3.14%	7.85%	6.26%	19.54%
Net loan charge-offs to provision for credit losses	77.74%	29.89%	53.33%	39.65%	69.35%

Management believes that the 1.83% credit loss allowance to total loans at December 31, 2007 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

	2007		2006		2005		2004		2003
	Allowance		Allowance		Allowance		Allowance		Allowance
	for Credit	% of	for Credit	% of	For Credit	% of	for Credit	% of	for Credit	% of
(Dollars in thousands)	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans
Commercial and industrial	$3,254	34.2%	$1,905	31.1%	$1,397	27.1%	$2,497	31.0%	$1,755	33.9%
Real estate - mortgage	593	23.8%	619	22.7%	330	21.4%	386	22.1%	508	27.9%
Real estate - construction	2,824	29.8%	1,039	33.7%	1,598	38.9%	1,753	34.5%	1,067	28.3%
Agricultural	559	7.7%	310	7.0%	316	6.0%	197	5.9%	188	4.4%
Installment/other	133	3.0%	187	3.3%	112	3.6%	103	3.3%	97	1.9%
Lease financing	3,538	1.5%	4,165	2.2%	3,619	3.0%	2,312	3.2%	2,466	3.6%
Not allocated	0	—	140	—	376	—	3	—	0	—
	$10,901	100.0%	$8,365	100.0%	$7,748	100.0%	$7,251	100.0%	$6,081	100.0%

During 2007, reserve allocations increased significantly for commercial and industrial loans, construction loans, and to lesser extent, agricultural loans. As with prior years, the significant reserve allocation for lease financing loans is the result of specific reserves allocated to a lease portfolio that has been nonperforming since 2002 and is in the process of litigation (see discussion following). Increased reserve allocations for commercial and industrial loans, as well as agricultural loans are the result of increased loan volume, as well as increases in substandard loans in those categories. Increases in reserve allocations for construction loans are primarily the result of increases in special mention and substandard loans in those categories. Reserve allocations decreased for lease financing loans as a result of positive results in the litigation process related to the Company’s nonperforming purchased lease portfolio.

During 2006, reserve allocations increased for commercial and industrial loans, leasing financing, real estate mortgage loans, and installment loans. As with prior years, the increase in reserve allocation for lease financing loans is the result of additional reserves allocated to a nonperforming lease portfolio (see discussion following). Increased reserve allocations for commercial and industrial loans are the result of increased loan volume, while increases in reserve allocations for real estate mortgage and installment loans are primarily the result of increases in substandard loans in those categories. Reserve allocations decreased for real estate construction loans as a result of significant decreases in the level of substandard loans in that category between December 31, 2005 and December 31, 2006.

Reserve allocations increased during 2005 for both leasing financing and agricultural loans. The increase in reserve allocation for lease financing loans is the result of additional reserves allocated to a nonperforming lease portfolio (see discussion following), while increases in reserve allocations for agricultural loans are the result of increases in substandard loans in that category. Reserve allocations decreased for commercial and industrial loans as a result of significant decreases in the level of substandard commercial and industrial loans between December 31, 2004 and December 31, 2005.

The increased reserve allocations for lease financing loans since 2003 are the result of the nonperformance of a purchased lease portfolio. The Company purchased a schedule of payments collateralized by Surety Bonds and lease payments in September 2001 that have a current balance owing of $5.4 million plus interest. The leases have been nonperforming since June of 2002. The impaired lease portfolio is on non-accrual status and has a specific allowance allocation of $3.5 million and $4.0 million allocated at December 31, 2007 and 2006, respectively, and a net carrying value of $2.0 million at December 31, 2007. The specific allowance was determined based on an estimate of expected future cash flows, based upon the probable outcome of the current litigation.

The Company believes that under generally accepted accounting principles, a total loss of principal is not probable at this time and the specific allowance of $3.5 million calculated for the impaired lease portfolio at December 31, 2007 under SFAS No. 114 is in accordance with GAAP.

During a regulatory examination in the fourth quarter of 2003, the lease portfolio in question was classified as doubtful by the Bank’s regulators based upon state regulatory guidelines. California Financial Code No. 1951 requires that a credit, where interest is past due and unpaid for more than one year and is not well secured and not in the process of collection, be charged off. The regulators requested that the Bank charge-off the principal balance in the first or second quarter of 2004 for regulatory purposes if the judge had not made a ruling on the case by March 31, 2004 or, if a ruling had been made but no principal payments have been received by June 30, 2004. The court did not rule by March 31, 2004, and has not made a final ruling on the case at the time of this 10-K filing. As a result, effective March 31, 2004, the Company charged off the entire $5.5 million principal balance for regulatory purposes. As a result of the regulatory charge-off, the Company carries a difference between its regulatory accounting principles (RAP) books and its generally accepted accounting principles (GAAP) books. The financial entries made for regulatory reporting purposes resulted in a $5.5 million reduction in loan balances with a corresponding reduction in the reserve for credit losses. Additional provisions for credit losses of $3.5 million were also required for regulatory accounting purposes, which resulted in a reduction of $2.1 million in regulatory net income (net tax benefit of $1.3 million) for the year ended December 31, 2004 as compared to the financial statements presented under GAAP in the Company’s 2004 Annual Report on Form 10-K.

The following summarizes the Company’s allowance for credit losses related to the specific, formula, and unallocated reserves for the year-ends shown:

	December 31,
(Dollars in 000’s)	2007	2006	2005	2004	2003
Formula allowance	$3,990	$3,637	$2,976	$2,827	$3,737
Specific allowance	6,911	4,588	4,396	4,421	2,344
Unallocated allowance	0	140	376	3	0
Total allowance	$10,901	$8,365	$7,748	$7,251	$6,081

At December 31, 2007, the allowance for credit losses totaled $10.9 million, and consisted of $4.0 million in formula allowance, and $6.9 million in specific allowance. At December 31, 2007, $3.5 million of the specific allowance was allocated to lease financing loans, and the remaining $40,000, $311,000, $38,000, $1.0 million and $2.0 million were allocated to commercial real estate, agricultural, installment, commercial and industrial loans, and real estate construction loans, respectively.

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

The total formula allowance increased approximately $353,000 between 2006 and 2007, primarily as the result of increased volume in “pass” loans. There were only minor formula allowance allocation changes between loan categories occurring between December 31, 2006 and December 31, 2007, and so most changes in the formula allowance during 2007 were the result of volume changes. Between December 31, 2006 and December 31, 2007, sub-substandard loans increased $35.0 million, while special mention and doubtful loans increased $8.6 million and $891,000 million, respectively. Increases in loan downgrades experienced during 2007 were primarily the result of deteriorating economic factors in the residential construction market, which in turn has impacted other sectors of the lending portfolio.

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

Although in some instances, the downgrading of a loan resulting from the factors used by the Company in its allowance analysis has been reflected in the formula allowance, management believes that in some instances, the impact of material events and trends has not yet been reflected in the level of nonperforming loans or the internal risk grading process regarding these loans. Accordingly, the Company’s evaluation of probable losses related to these factors may be reflected in the unallocated allowance. The evaluation of the inherent losses concerning these factors involve a higher degree of uncertainty because they are not identified with specific problem credits, and therefore the Company does not spread the unallocated allowance among segments of the portfolio. At December 31, 2007, the Company had no unallocated allowance. At December 31, 2006 the Company had an unallocated allowance of $140,000, reflecting a decrease from the balance of $376,000 at December 31, 2005. Management’s estimates of the unallocated allowance are based upon a number of underlying factors including 1) the effect of deteriorating national and local economic trends, 2) the effects of export market conditions on certain agricultural and manufacturing borrowers, 3) the effects of abnormal weather patterns on agricultural borrowers, as well as other borrowers that may be impacted by such conditions, 4) the effect of increased competition in the Company’s market area and the resultant potential impact of more relaxed underwriting standards to borrowers with multi-bank relationships, 5) the effect of soft real estate markets, and 6) the effects of having a larger number of borrowing relationships which are close to the Company’s lending limit, any one if which were not to perform to contractual terms, would have a material impact on the allowance.

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

The following table sets forth the Company’s nonperforming assets as of the dates indicated:

	December 31,
(Dollars in thousands, except footnote)	2007	2006	2005	2004	2003
Nonaccrual loans (1)	$21,583	$8,138	$13,930	$16,682	$18,656
Restructured loans	23	4,906	0	0	9
Total non-performing loans	21,606	13,044	13,930	16,682	18,665
Other real estate owned	6,666	1,919	4,356	1,615	2,718
Total non-performing assets	$28,272	$14,963	$18,286	$18,297	$21,383

Loans, past due 90 days or more, still accruing	$189	$0	$0	$375	$0

Non-performing loans to total gross loans	3.61%	2.61%	3.33%	4.18%	5.40%
Non-performing assets to total gross loans	4.73%	2.99%	4.38%	4.59%	6.19%

(1)
There are no nonaccrual loans at December 31, 2007 and 2006, which are restructured. Included in nonaccrual loans at December 31, 2005 are restructured loans totaling $5,114. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2007 in accordance with their original terms is approximately $1.5 million.

Non-performing assets increased between December 31, 2006 and December 2007 as housing markets and related sectors experienced declines during the second half of the year as a result of sub-prime lending problems which impacted credit markets and the overall economy worldwide. Economic conditions in the San Joaquin Valley remained strong during much of 2007, although as a result of the decline in the housing sector and related real estate valuations, nonperforming assets increased during the years and additional charge-offs were taken during the third and fourth quarters of 2007. Non-performing assets increased during 2007, totaling 4.73% of total loans at December 31, 2007 as compared to 2.99% of total loans at December 31, 2006. Non-performing loans, a component of non-performing assets, increased nearly $8.6 million during 2007 primarily as the result of real estate construction and real estate development loans which become impaired during the period. Some, but not all, of these nonperforming real estate credits were outside the Company’s immediate market area, specifically Southern California and the San Francisco Bay area.

A nonaccrual land development loan transferred to other real estate owned during the fourth quarter of 2007 with a principal balance of $6.0 million and accrued interest of $865,000 ($6.9 million total)is a shared appreciation credit, and as such, the Company agreed to receive interest on the loan as lots sold rather than monthly, and the borrower agreed to share in the profits of the project. Interest was accrued and recognized in income on an ongoing basis. Upon moving the credit to nonaccrual status during the first quarter of 2007, the Company ceased to accrue additional interest on the loan and continued to carry, on its books, the previously accrued interest amount of $865,000, because it was supported by the most recent appraised value of the property at that time plus an added value for the recording of the approved map for the 177 lots which was imminent. Upon foreclosure and transfer to other real estate owned during the fourth quarter of 2007, the Company obtained an updated appraisal to determine the current fair value of the property. As a result of significant deterioration in the housing markets during this period, the Company adjusted the carrying value of the property down by $2.4 million during the fourth quarter of 2007 with a charge against the allowance for credit losses.

Other real estate owned through foreclosure increased to $6.7 million or 0.86% of total assets at December 31, 2007, as compared to $1.9 million or 0.28% of total assets at December 31, 2006. During 2007, three properties with net collateral value totaling $5.3 million were transferred from nonaccrual loans, one of which was subsequently sold during the year. The Company increased its focus on the resolution of impaired assets during the later part of 2007 and will continue to do so until nonperforming assets return to minimal levels.

A $4.9 million loan classified as restructured at December 31, 2006, paid off during the first quarter of 2007, resulting in the recognition of approximately $1.1 million in previously unrecognized interest income during 2007, and the overall reduction of restructured loans at December 31, 2007.

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

Except for the loans included in the above table, and the land development loan discussed above, there were no loans at December 31, 2007 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

Liquidity and Asset/Liability Management

The primary function of asset/liability management is to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company's principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses. Other sources of liquidity not on the balance sheet at December 31, 2007 include unused collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $376.4 million. The Company has maintained significant positive cash flows from operations over the past three years, which amounted to $19.0 million, $16.2 million, and $14.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. The Company has experienced net cash outflows from investing activities over the past three years as loan growth has exceeded proceeds received from maturities and sales of investment securities, as well as other investment instruments. Net cash flows from financing activities, including deposit growth and borrowings, have traditionally provided funding sources for loan growth, but during 2007 the Company experienced net cash outflows totaling $6.3 million as declines in demand deposit and savings accounts, as well as repurchases of the Company’s common stock, exceeded growth in other deposit and financing categories, including borrowings. The Company has the ability to decrease loan growth, increase deposits and borrowings, or a combination of both, to manage balance sheet liquidity.

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

The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. In addition to lines of credit from other banks totaling $408.7 million, the contingency plan includes steps that may be taken in the event the total liquidity ratio falls or is projected to fall below 15% for any extended period of time. The Bank ALCO committee shall take steps to correct this condition using one or more of the following methods as needed:

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

The Company continues to utilize liability management, when needed, as part of its overall asset/liability management strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk. The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 62.3% of the Company’s loan portfolio at December 31, 2007. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At December 31, 2007, the Bank had 75.9% of total assets in the loan portfolio and a loan-to-deposit ratio of 94.0%. Liquid assets at December 31, 2007 include cash and cash equivalents totaling $25.3 million as compared to $43.1 million at December 31, 2006.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings. Core deposits, which comprise approximately 59.9% of total deposits at December 31, 2007, provide a significant and stable funding source for the Company. At December 31, 2007, unused lines of credit with the Federal Home Loan Bank and the Federal Reserve Bank totaling $321.8 million are collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these used and unused borrowing lines totaled $475.4 million at December 31, 2007. For further discussion of the Company’s borrowing lines, see “Short Term Borrowings” included in previously in the financial condition section of this financial review.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During 2007 and 2006, total dividends paid by the Bank to the parent company totaled $17.6 million and $7.3 million, respectively. As a bank holding company formed under the Bank Holding Act of 1956, United Security Bancshares continues to provide a source of financial strength for its subsidiary bank(s). To help provide financial strength to the Bank, United Security Bancshares’ trust subsidiary, United Security Bancshares Capital Trust I completed a $15 million offering in Trust Preferred Securities during 2001, the proceeds of which were used to purchase Junior Subordinated Debentures of the Company. Of the $14.5 million in net proceeds received by the Company, $13.7 million in cash was contributed as capital to United Security Bank enhancing the liquidity and capital positions of the Bank, and the remainder provided liquidity to the holding company. The Trust Preferred Securities issued under United Security Bancshares Capital Trust I were redeemed during July 2007, and subsequently, new Trust Preferred Securities totaling $15 million were issued under United Security Bancshares Capital Trust II. The issuance of the new Trust Preferred Securities reduced the Company’s cost of the debt by 246 basis points.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2007, the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In
(In thousands)	Note Reference	One Year Or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	7	$332,795	$—	$—	$—	$332,795
Time Deposits	7	282,259	18,572	382	610	301,823
Junior Subordinated Debt (at FV)	9, 10				13,341	13,341
Operating Leases	14	637	1,363	781	1,403	4,184
Contingent tax liabilities under FIN 48	11	1,385				1,385

A schedule of significant commitments at December 31, 2007 follows:

(In thousands)
Commitments to extend credit:
Commercial and industrial	$87,082
Real estate - mortgage	779
Real estate - construction	81,114
Agricultural	22,425
Installment	4,136
Revolving home equity and credit card lines	722

Standby letters of credit	6,726

Further discussion of these commitments is included in Notes 3 and 14 to the consolidated financial statements.

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

During July 2007, the Company redeemed its $15.0 million in Trust Preferred Securities originally issued during 2001 under United Security Bancshares Capital Trust I. During the same month, the Company issued $15.0 million in new Trust Preferred Securities with similar terms under newly formed United Security Bancshares Capital Trust II. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion will qualify as Tier 2 capital. As shareholders’ equity increases, the amount of Tier 1 capital that can be comprised of Trust Preferred Securities will increase.

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

The following table sets forth the Company’s and the Bank's actual capital positions at December 31, 2007 and the regulatory minimums for the Company and the Bank to be well capitalized under the guidelines discussed above:

	Company	Bank	Regulatory
	Actual	Actual	Minimums -
	Capital Ratios	Capital Ratios	Well Capitalized
Total risk-based capital ratio	12.18%	11.79%	10.00%
Tier 1 capital to risk-weighted assets	10.93%	10.54%	6.00%
Leverage ratio	10.30%	9.93%	5.00%

Under Federal Reserve guidelines, the Company and the Bank are required to maintain a total risk-based capital ratio of 10%, tier 1 capital to risk-weighted assets of 8%, and a leverage ratio of 7%, to be considered well capitalized. As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at December 31, 2007. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

Dividends paid to shareholders by the Company are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. During the year ended December 31, 2007, the Company received $17.6 million in cash dividends from the Bank, from which the Company declared $6.0 million in dividends to shareholders.

The Bank as a state-chartered bank is subject to dividend restrictions set forth in California state banking law, and administered by the California Commissioner of Financial Institutions (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the Commissioner may order the state bank not to pay any dividend. The FRB may also limit dividends paid by the Bank. This is not the case with the Bank. Year-to-date dividends of $6.0 million and $17.6 million paid to shareholders and the Company, respectively, through December 31, 2007 were well within the maximum allowed under those regulatory guidelines, and did not require prior approval of the Commissioner.

Stock Repurchase Plan (all figures have been restated to reflect effect of 2-for-1 stock split during May 2006)

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	YTD
Shares repurchased - 2007	117,403	306,758	28,916	59,255	512,332
Average price paid - 2007	$21.48	$19.89	$18.32	$18.32	$19.71

Shares repurchased - 2006	84	13,121	84,215	10,585	108,005
Average price paid - 2006	$16.57	$23.13	$22.21	$24.58	$22.55

Shares repurchased - 2005	7,152	4,936	0	14,074	26,162
Average price paid - 2005	$12.28	$12.78	$—	$16.16	$14.46

Shares repurchased - 2004	19,800	109,490	45,986	3,564	178,840
Average price paid - 2004	$12.85	$11.41	$11.29	$12.11	$11.55

Shares repurchased - 2003	33,226	14,696	22,000	0	69,922
Average price paid - 2003	$8.54	$10.80	$11.32	N/A	$9.89

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

During the year ended December 31, 2007, 512,332 shares were repurchased at a total cost of $10.1 million and an average per share price of $19.71. Of the shares repurchased during 2007, 166,660 shares were repurchased under the 2004 plan at an average cost of $20.46 per shares, and 345,672 shares were repurchased under the 2007 plan at an average cost of $19.35 per share.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank. At December 31, 2007 the Bank's qualifying balance with the Federal Reserve was approximately $25,000.

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge has a remaining notional value of $1.8 million and duration of approximately three months. As of December 31, 2007, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately nine months. As of December 31, 2007, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled $2,000. During the year ended December 31, 2007, $310,000 was reclassified from accumulated other comprehensive income as a reduction to interest income.

The Company performed a quarterly analysis of the effectiveness of the interest rate swap agreement at December 31, 2007. As a result of a correlation analysis, the Company has determined that the swap remains highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge and, therefore, continues to qualify for hedge accounting under the guidelines of SFAS No. 133. However, during the second quarter of 2006, the Company determined that the underlying loans being hedged were paying off faster than the notional value of the hedge instrument was amortizing. As a result, the notional value of the hedge instrument was approximately $3.8 million greater than the underlying loans being hedged at June 30, 2006, $3.3 million greater than the underlying loans being hedged at September 30, 2006, and $3.3 million greater than the underlying loans being hedged at December 31, 2006 . This difference between the notional value of the hedge and the underlying hedged assets is considered an “overhedge” pursuant to SFAS No. 133 guidelines and may constitute ineffectiveness if the difference is other than temporary. At June 30, 2006, the Company determined that the difference was other than temporary and, as a result, reclassified $147,000 of the pretax hedge loss reported in other comprehensive income into earnings. During the third and fourth quarters of 2006, the Company adjusted the pretax loss reported in other comprehensive income by $72,000 resulting in a year-to-date loss related to swap ineffectiveness of $75,000 reported in earnings at December 31, 2006.

As of December 31, 2007, the notional value of the hedge was still in excess of the value of the underlying loans being hedged by approximately $1.3 million, but had improved from the $3.3 million difference existing at December 31, 2006. As a result, the Company recorded a pretax hedge gain related to swap ineffectiveness of approximately $66,000 during the year ended December 31, 2007. Amounts recognized as hedge ineffectiveness gains or losses are reflected in noninterest income.

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

From the “Gap” report below, the Company is apparently subject to interest rate risk to the extent that its liabilities have the potential to reprice more quickly than its assets within the next year. At December 31, 2007, the Company had a cumulative negative 12-month Gap of $9.0 million or -1.3% of total earning assets. Management believes the Gap analysis shown below is not entirely indicative of the Company’s actual interest rate sensitivity, because certain interest-sensitive liabilities would not reprice to the same degree as interest-sensitive assets. For example, if the prime rate were to change by 50 basis points, the floating rate loans included in the $350.0 million immediately adjustable category would change by the full 50 basis points. Interest bearing checking and savings accounts which are also included in the immediately adjustable column probably would move only a portion of the 50 basis point rate change and, in fact, might not even move at all. The effects of market value risk have been mitigated to some degree by the makeup of the Bank's balance sheet. Loans are generally short-term or are floating-rate instruments. At December 31, 2007, $458.0 million or 79.4% of the loan portfolio matures or reprices within one year, and only 1.0% of the portfolio matures or reprices in more than 5 years.

Total investment securities including call options and prepayment assumptions, have a combined duration of approximately 1.7 years. Nearly $516.3 million or 95.4% of interest-bearing liabilities mature or can be repriced within the next 12 months, even though the rate elasticity of deposits with no defined maturities may not necessarily be the same as interest-earning assets.

The following table sets forth the Company's gap, or estimated interest rate sensitivity profile based on ending balances as of December 31, 2007, representing the interval of time before earning assets and interest-bearing liabilities may respond to changes in market rates of interest. Assets and liabilities are categorized by remaining interest rate maturities rather than by principal maturities of obligations.

Maturities and Interest Rate Sensitivity

   December 31, 2007
			After Three	After One
		Next Day But	Months	Year But	After
		Within Three	Within 12	Within Five	Five
(In thousands)	Immediately	Months	Months	Years	Years	Total
Interest Rate Sensitivity Gap:
Loans (1)	$350,022	$52,814	$55,119	$113,009	$5,673	$576,637
Investment securities		21,572	25,091	15,608	27,144	89,415
Interest bearing deposits in other banks			2,742	167	0	2,909
Federal funds sold and reverse repos						0
Total earning assets	$350,022	$74,386	$82,952	$128,784	$32,817	$668,961
Interest-bearing
transaction accounts	153,717					153,717
Savings accounts	40,012					40,012
Time deposits (2)	17,991	126,039	142,941	14,241	610	301,822
Federal funds purchased/other borrowings	22,280			10,000		32,280
Junior subordinated debt		13,341				13,341
Total interest-bearing liabilities	$234,000	$139,380	$142,941	$24,241	$610	$541,172

Interest rate sensitivity gap	$116,022	($64,994)	($59,989)	$104,543	$32,207	$127,789
Cumulative gap	$116,022	$51,028	($8,961)	$95,582	$127,789
Cumulative gap percentage to
Total earning assets	17.3%	7.6%	-1.34%	14.3%	19.1%

(1) Loan balance does not include nonaccrual loans of $21.583 million.

(2) See above for discussion of the impact of floating rate CD’s.

The Company utilizes a vendor-purchased simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on a 100, 200, and 300 basis point rise and a 100, 200, and 300 basis point fall in interest rates ramped over a twelve-month period, with net interest impacts projected out as far as twenty-four months. In addition, a “most likely” scenario is projected based upon expected rate changes over the 24-month period. The model is based on the actual maturity and repricing characteristics of the Company's interest-sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment of certain assets and liabilities. Projected net interest income is calculated assuming customers will reinvest maturing deposit accounts and the Company will originate new loans. The balance sheet growth assumptions utilized correspond closely to the Company's strategic growth plans and annual budget. Excess cash is invested in overnight funds or other short-term investments such as U.S. Treasuries. Cash shortfalls are covered through additional borrowing of overnight or short-term funds. The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at December 31, 2007, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios simulated.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at December 31, 2007 and December 31, 2006 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	December 31, 2007			December 31, 2006
Change in	Estimated MV	Change in MV	Change in MV	Estimated MV	Change in MV	Change in MV
Rates	of Equity	Of Equity $	Of Equity %	of Equity	of Equity $	Of Equity %
+ 200 BP	$105,596	$3,028	2.95%	$90,317	$912	1.02%
+ 100 BP	105,207	2,639	2.57%	90,524	1,118	1.25%
0 BP	102,568	0	0.00%	89,406	0	0.00%
- 100 BP	97,410	(5,158)	-5.03%	87,291	(2,115)	-2.37%
- 200 BP	91,212	(11,356)	-11.07%	84,278	(5,128)	-5.74%

Item 8 - Financial Statements and Supplementary Data

Moss Adams LLP
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors
United Security Bancshares

We have audited the accompanying consolidated balance sheets of United Security Bancshares and Subsidiaries (Company) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Security Bancshares and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2008 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standard (SFAS) No. 123R, Share -Based Payments. As discussed in Note 10 and 15 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements. As discussed in Note 11 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for uncertainty in Income Taxes.

/s/ Moss Adams LLP

Stockton, California
March 14, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
United Security Bancshares and Subsidiaries

We have audited United Security Bancshares and Subsidiaries (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also includes performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, United Security Bancshares and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Security Bancshares and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Stockton, California
March 14 2008

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
December 31, 2007 and 2006

	December 31,
	2007	2006
(in thousands except shares)
Assets
Cash and due from banks	$25,300	$28,771
Federal funds sold	0	14,297
Cash and cash equivalents	25,300	43,068
Interest-bearing deposits in other banks	2,909	7,893
Investment securities available for sale at fair value	89,415	83,366
Loans and leases	598,220	500,568
Unearned fees	(1,739)	(999)
Allowance for credit losses	(10,901)	(8,365)
Net loans	585,580	491,204
Accrued interest receivable	3,658	4,237
Premises and equipment - net	15,574	15,302
Other real estate owned	6,666	1,919
Intangible assets	4,621	2,264
Goodwill	10,417	750
Cash surrender value of life insurance	13,852	13,668
Investment in limited partnerships	3,134	3,564
Deferred income taxes	4,301	5,307
Other assets	6,288	5,772
Total assets	$771,715	$678,314

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$139,066	$159,002
Interest bearing	495,551	428,125
Total deposits	634,617	587,127

Other borrowings	32,280	0
Accrued interest payable	1,903	2,477
Accounts payable and other liabilities	7,143	7,204
Junior subordinated debt	13,341	15,464
Total liabilities	689,284	612,272
Commitments and Contingent Liabilities	—	—
Shareholders' Equity
Common stock, no par value
20,000,000 shares authorized, 11,855,192 and 11,301,113
issued and outstanding, in 2007 and 2006, respectively	32,587	20,448
Retained earnings	49,997	46,884
Accumulated other comprehensive loss	(153)	(1,290)
Total shareholders' equity	82,431	66,042
Total liabilities and shareholders' equity	$771,715	$678,314

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2007, 2006 and 2005

(in thousands except shares and EPS)	2007	2006	2005
Interest Income
Loans, including fees	$52,690	$42,902	$33,078
Investment securities - AFS - taxable	3,896	3,254	4,163
Investment securities - AFS - nontaxable	108	108	112
Federal funds sold and securities purchased
under agreements to resell	191	768	1,237
Interest on deposits in other banks	271	324	308
Total interest income	57,156	47,356	38,898
Interest Expense
Interest on deposits	18,414	12,597	8,523
Interest on other borrowed funds	2,159	1,578	1,135
Total interest expense	20,573	14,175	9,658
Net Interest Income Before
Provision for Credit Losses	36,583	33,181	29,240
Provision for Credit Losses	5,697	880	1,140
Net Interest Income	30,886	32,301	28,100
Noninterest Income
Customer service fees	4,790	3,779	4,399
Gain on sale of securities	0	27	163
Gain on sale of other real estate owned	209	50	325
Gains from life insurance	483	482	0
Gain (loss) on interest swap ineffectiveness	66	(75)	0
Gain on sale of investment	0	1,877	0
Gain on fair value option of financial liability	2,504	0	0
Gain (loss) on sale of premises and equipment	2	1,018	(5)
Shared appreciation income	42	567	393
Other	1,568	1,306	1,005
Total noninterest income	9,664	9,031	6,280
Noninterest Expense
Salaries and employee benefits	10,830	9,915	8,046
Occupancy expense	3,787	2,556	2,327
Data processing	420	470	624
Professional fees	1,811	998	1,234
Director fees	268	222	210
Amortization of intangibles	1,021	537	537
Correspondent bank service charges	476	204	359
Writedown on investments	17	0	702
Loss on lease assets held for sale	820	0	0
Loss in equity of limited partnership	430	440	458
Expense on other real estate owned	209	2,193	38
Other	2,643	2,402	2,447
Total noninterest expense	22,732	19,937	16,982
Income Before Provision for Taxes on Income	17,818	21,395	17,398
Provision for Taxes on Income	6,561	8,035	6,390
Net Income	$11,257	$13,360	$11,008
Other comprehensive income, net of tax
Unrealized income (loss) on available for sale securities, interest rate swaps, and unrecognized post-retirement costs - net income
tax (benefit) of $757, $382, and ($733), respectively	1,137	631	(854)
Comprehensive Income	$12,394	$13,991	$10,154
Net Income per common share
Basic	$0.94	$1.18	$0.97
Diluted	$0.94	$1.17	$0.96
Weighted shares on which net income per common share
were based
Basic	11,925,767	11,344,385	11,369,848
Diluted	11,960,514	11,462,313	11,453,152

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2007

					Accumulated
	Common stock				Other
	Number		Retained	Unearned	Comprehensive
(in thousands except shares)	of Shares	Amount	Earnings	ESOP Shares	Income (Loss)	Total
Balance January 1, 2005	11,367,588	$22,322	$31,879	$(67)	$(898)	$53,236

Director/Employee stock options exercised	12,000	118				118
Tax benefit of stock options exercised		13				13
Net changes in unrealized loss
on available for sale securities
(net of income tax benefit of $709 )					(1,064)	(1,064)
Net changes in unrealized gain
on interest rate swaps
(net of income tax benefit of $24)					210	210
Dividends on common stock ($0.37 per share)			(4,205)			(4,205)
Repurchase and retirement of common shares	(26,162)	(377)				(377)
Release of unearned ESOP shares	7,692	8		67		75
Net Income			11,008			11,008

Balance December 31, 2005	11,361,118	22,084	38,682	0	(1,752)	59,014

Director/Employee stock options exercised	48,000	335				335
Tax benefit of stock options exercised		218				218
Net changes in unrealized gain
on available for sale securities
(net of income tax of $242 )					363	363
Net changes in unrealized gain
on interest rate swaps
(net of income tax of $140)					268	268
Adjustment to initially apply SFAS No. 158
(net of income tax benefit of $112)					(169)	(169)
Dividends on common stock ($0.445 per share)			(5,158)			(5,158)
Repurchase and retirement of common shares	(108,005)	(2,437)				(2,437)
Stock-based compensation expense		248				248
Net Income			13,360			13,360

Balance December 31, 2006	11,301,113	20,448	46,884	0	(1,290)	66,042

Director/Employee stock options exercised	90,000	510				510
Net changes in unrealized gain
on available for sale securities
(net of income tax of $605)					909	909
Net changes in unrealized gain
on interest rate swaps
(net of income tax of $97)					145	145
Net changes in unrecognized past service
Costs of employee benefit plans
(net of income tax of $55)					83	83
Dividends on common stock ($0.50 per share)			(6,001)			(6,001)
Repurchase and retirement of common shares	(512,332)	(10,094)				(10,094)
Issuance of shares for business combination	976,411	21,536				21,536
Stock-based compensation expense		187				187
Cumulative effect of adoption of SFAS No. 159(net income tax benefit of $613)			(845)			(845)

Cumulative effect of adoption of FIN48			(1,298)			(1,298)
Net Income			11,257			11,257

Balance December 31, 2007	11,855,192	$32,587	$49,997	$0	$(153)	$82,431

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Years December 31, 2007, 2006 and 2005

(in thousands)	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$11,257	$13,360	$11,008
Adjustments to reconcile net income to cash provided
by operating activities:
Provision for credit losses	5,697	880	1,140
Depreciation and amortization	2,655	1,658	1,459
Accretion of investment securities	(95)	(70)	(74)
Gain on sale of securities	0	(27)	(163)
Gain on sale of stock	0	(1,877)	0
Decrease (increase) in accrued interest receivable	930	(843)	(871)
(Decrease) increase in accrued interest payable	(339)	602	709
Increase (decrease) in unearned fees	509	246	(346)
Increase (decrease) in income taxes payable	150	(245)	575
Excess tax benefits from stock-based payment arrangements	0	(1)	0
Stock-based compensation expense	187	248	0
Deferred income taxes	248	(382)	86
(Increase) decrease in accounts payable and accrued liabilities	(130)	1,290	229
Write-down of other investments	17	0	702
Loss on lease assets held for sale	820	0	0
(Gain) loss on sale of other real estate owned	(209)	(50)	(325)
(Gain) loss on swap ineffectiveness	(66)	75	0
Gain on fair value option of financial assets	(2,504)	0	0
Income from life insurance proceeds	(483)	(482)	0
(Gain) loss on sale of premises and equipment	(2)	(1,018)	5
(Increase) decrease in surrender value of life insurance	(184)	88	(379)
Loss in limited partnership interest	430	440	458
Net decrease (increase) in other assets	84	2,268	(214)
Net cash provided by operating activities	18,972	16,160	13,999
Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	4,984	(237)	(227)
Purchases of available-for-sale securities	(33,859)	0	(4,804)
Net redemption (purchase) of FHLB/FRB and other bank stock	103	51	(267)
Maturities, calls, and principal payments on available-for-sale securities	36,833	12,571	13,486
Proceeds from sales of available-for-sale securities	0	0	6,795
Investment in limited partnership	0	0	(126)
Investment in bank stock	(372)	0	0
Proceeds from sale of investment in title company	0	149	527
Premiums paid on life insurance	0	(227)	(579)
Net increase in loans	(43,454)	(84,795)	(25,971)
Cash and equivalents received in bank acquisitions,
net of assets and liabilities acquired	6,373	0	0
Cash proceeds from sale of correspondent bank stock	0	2,607	0
Cash proceeds from sales of foreclosed leased assets	39	1,946	258
Cash proceeds from sales of other real estate owned	72	2,487	1,895
Capital expenditures for premises and equipment	(1,200)	(5,880)	(3,857)
Cash proceeds from sales of premises and equipment	9	1,520	21
Net cash used in investing activities	(30,472)	(69,808)	(12,849)
Cash Flows From Financing Activities:
Net increase in demand deposit
and savings accounts	(99,787)	12,764	25,867
Net increase (decrease) in certificates of deposit	77,677	27,903	(16,079)
Net increase in federal funds purchased	22,280	0	0
Net increase in FHLB borrowings	10,000	0	0
Redemption of junior subordinated debt	(15,923)	0	0
Proceeds from issuance of junior subordinated debt	15,000	0	0
Director/Employee stock options exercised	510	335	118
Excess tax benefits from stock-based payment arrangements	0	1	0
Repurchase and retirement of common stock	(10,095)	(2,436)	(377)
Repayment of ESOP borrowings	0	0	(75)
Payment of dividends on common stock	(5,930)	(4,881)	(3,980)
Net cash (used in) provided by financing activities	(6,268)	33,686	5,474

Net (decrease) increase in cash and cash equivalents	(17,768)	(19,962)	6,624

Cash and cash equivalents at beginning of year	43,068	63,030	56,406

Cash and cash equivalents at end of year	$25,300	$43,068	$63,030

See notes to consolidated statements

Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

1.	Organization and Summary of Significant Accounting and Reporting Policies

Basis of Presentation - The consolidated financial statements include the accounts of United Security Bancshares, and its wholly owned subsidiary, United Security Bank and subsidiary (the “Bank”).United Security Bancshares Capital Trust II (the “Trust”) is deconsolidated pursuant to FIN46. As a result, the Trust’s Trust Preferred Securities are not presented on the Company’s consolidated financial statements, but instead the Company’s Subordinated Debentures are presented as a separate liability category. (see Note 10 to the Company’s consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, (including the Bank and Trust). United Security Bancshares operates as one business segment providing banking services to commercial establishments and individuals primarily in the San Joaquin Valley of California.

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

United Security Bancshares Capital Trust I was formed during June 2001 as a Delaware statutory business trust for the exclusive purpose of issuing and selling Trust Preferred Securities. The Trust was deconsolidated in 2004 pursuant to FIN46. During July 2007, the Trust Preferred Securities were redeemed by USB Capital Trust I, and upon retirement, the Trust was dissolved. During July 2007 the Company formed United Security Bancshares Capital Trust II and issued $15.0 million in Trust Preferred Securities with terms similar to those originally issued under USB Capital Trust I. (See Note 10. “Junior Subordinated Debt/Trust Preferred Securities”).

USB Investment Trust Inc was incorporated effective December 31, 2001 as a special purpose real estate investment trust (“REIT”) under Maryland law. The REIT is a subsidiary of the Bank and was funded with $133.0 million in real estate-secured loans contributed by the Bank. USB Investment Trust was originally formed to give the Bank flexibility in raising capital, and reduce the expenses associated with holding the assets contributed to USB Investment Trust (See Note 11. “Income Taxes”).

On February 16, 2007, the Company completed its merger with Legacy Bank, N.A., located in Campbell, California, with the acquisition of 100 percent of Legacy’s outstanding common shares. At merger, Legacy Bank’s one branch was merged with and into United Security Bank, a wholly owned subsidiary of the Company. The total value of the merger transaction was $21.5 million, and the shareholders of Legacy Bank received merger consideration consisting of 976,411 shares of common stock of the Company. The merger transaction was accounted for as a purchase transaction, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities. The net of assets acquired and liabilities assumed totaled approximately $8.6 million at the date of the merger. Fair value of Legacy assets and liabilities acquired, including resultant goodwill of approximately $8.8 million, has been determined, with final purchase adjustments made during the fourth quarter of 2007. (See Note 24 to the Company’s consolidated financial statements contained herein for details of the merger).

During November 2007, the Company purchased the recurring revenue stream and certain fixed assets from ICG Financial, LLC. Additionally, the Company hired all but one of the former employees of ICG Financial, LLC and its subsidiaries. The total purchase price was $414,000 including $378,000 for the recurring revenue stream and $36,000 for the fixed assets. ICG Financial, LLC provided wealth management, employee benefit, insurance and loan products, as well as consulting services for a variety of clients. Now operating as a newly formed department of the Bank, USB Financial Services provides those same services utilizing the employees hired from ICG Financial LLC. The Company believes the wealth management and related services provided by USB Financial Services will enhance the products and services offered by the Company, and increase noninterest income. The capitalized cost of $378,000 for the recurring revenue stream will be amortized over a period of approximately three years, and will be tested periodically for impairment.

The Bank was founded in 1987 and currently operates eleven branches and one construction lending office in an area from eastern Madera County to western Fresno County, as well as Taft and Bakersfield in Kern County, and Campbell in Santa Clara County. The Bank also operates one financial services department located in Fresno, California. The Bank’s primary source of revenue is providing loans to customers, who are predominantly small and middle-market businesses and individuals. The Bank engages in a full compliment of lending activities, including real estate mortgage, commercial and industrial, real estate construction, agricultural and consumer loans, with particular emphasis on short and medium term obligations.

The Bank offers a wide range of deposit instruments. These include personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal ("NOW") accounts, money market accounts and time certificates of deposit. Most of the Bank's deposits are attracted from individuals and from small and medium-sized business-related sources.

The Bank also offers a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include cashiers checks, travelers checks, money orders, and foreign drafts. In addition, the Bank offers Internet banking services to its commercial and retail customers, and offers certain financial and wealth management services through its financial services department. The Bank does not operate a trust department, however it makes arrangements with its correspondent bank to offer trust services to its customers upon request.

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

Material estimates that are particularly susceptible to significant change, relate to the determination of the allowance for loan losses, determination of goodwill, fair value of junior subordinated debt, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

Significant Accounting Policies - The accounting and reporting policies of the Company conform to generally accepted accounting principles and to prevailing practices within the banking industry. The following is a summary of significant policies:

a.
Cash and cash equivalents - Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. At times throughout the year, balances can exceed FDIC insurance limits. Generally, federal funds sold and repurchase agreements are sold for one-day periods. Repurchase agreements are with a registered broker-dealer affiliated with a correspondent bank and work much like federal funds sold, except that the transaction is collateralized by various investment securities. The securities collateralizing such transactions generally consist of U.S. Treasuries, U.S. Government and U.S. Government-sponsored agencies. The Bank did not have any repurchase agreements during 2007 or 2006, or at December 31, 2007 or 2006. All cash and cash equivalents have maturities when purchased of three months or less.

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

Declines in fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities to fair value. Such write-downs would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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

d.
Allowance for Credit Losses and Reserve for Unfunded Loan Commitments - The allowance for credit losses is maintained to provide for losses that can reasonably be anticipated. The allowance is based on ongoing quarterly assessments of the probable losses inherent in the loan portfolio, and to a lesser extent, unfunded loan commitments. The reserve for unfunded loan commitments is a liability on the Company’s consolidated financial statements and is included in other liabilities. The liability is computed using a methodology similar to that used to determine the allowance for credit losses, modified to take into account the probability of a drawdown on the commitment.

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

e.
Loans held-for-sale - Loans originated and designated as held-for-sale are carried at the lower of cost or estimated fair value, as determined by quoted market prices, in aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. Gains or losses on the sale of such loans are based on the specific identification method. The Company held no loans for sale at December 31, 2007 or 2006.

f.
Premises and Equipment - Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Buildings 31 Years	Furniture and equipment 3-7 Years

g.
Other Real Estate Owned - Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value of the property, less estimated costs to sell. The excess, if any, of the loan amount over the fair value is charged to the allowance for credit losses. Subsequent declines in the fair value of other real estate owned, along with related revenue and expenses from operations, are charged to noninterest expense at foreclosure.

h.
Intangible Assets and Goodwill - Intangible assets are comprised of core deposit intangibles, other specific identifiable intangibles, and goodwill acquired in branch acquisitions in which the fair value of the liabilities assumed exceeded the fair value of the assets acquired. Core deposit intangibles of $3,611,000 and $1,475,000 (net of accumulated amortization of $3,386,000 and $2,121,000) at December 31, 2007 and 2006 are amortized over the estimated useful lives of the existing deposit bases (average of 7 years) using a method which approximates the interest method. Other specific identifiable intangibles resulting from the purchase of certain bank branches during 1997, which were non self-sustaining businesses, of $653,000 and $790,000 (net accumulated amortization of $1.3 million and $1.4 million) at December 31, 2007 and 2006 are being amortized using a method which approximates the interest method over a period of 15 years. The identifiable intangible asset resulting from the purchase of the recurring income stream from ICG Financial Services totaled $357,000 at December 31, 2007 (net accumulated amortization of $21,000) and will be amortized over a period of three years. As with other intangible assets, we will review them for impairment on an annual basis, or sooner if circumstances or events warrant such a review.

The estimated aggregate amortization expense related to intangible assets for each of the five succeeding years is as follows (in 000’s):

Year	Amortization expense
2008	$944
2009	874
2010	770
2011	565
2012	446
Total	$3,599

Goodwill amounts resulting from the acquisitions of Taft National Bank during April 2004, and Legacy Bank during February 2007 are considered to have an indefinite life and are not amortized. At December 31, 2007 goodwill related to Taft National Bank totaled $1.6 million, and goodwill related to Legacy Bank totaled $8.8 million. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is evaluated annually for impairment. Impairment testing of goodwill is performed during April of each year at a reporting unit level for Taft, and will be performed during March of each year for Legacy. The Company had no impairment adjustments during 2007, 2006, or 2005.

i.
Income Taxes - Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities using the liability method, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.

j.
Net Income per Share - Basic income per common share is computed based on the weighted average number of common shares outstanding. Diluted income per share includes the effect of stock options and other potentially dilutive securities using the treasury stock method. Leveraged ESOP shares, if any, are only considered outstanding for earnings per share calculations when they are committed to be released. The Company had no leveraged ESOP shares outstanding at December 31, 2007, 2006 or 2005. (see Note 18).

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

m.
Advertising Costs - The Company expenses marketing costs as they are incurred. Advertising expense was $113,000, $105,000, and $98,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

n.
Stock Based Compensation - At December 31, 2006, the Company has a stock-based employee compensation plan, which is described more fully in Note 12. On January 1, 2006 the Company adopted the disclosure provisions of Financial Accounting Standards Board (FASB) Statement No. 123 R, “Accounting for Share-Based Payments”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period). Included in salaries and employee benefits for the years ended December 31, 2007 and 2006 is $187,000 and $248,000, respectively, of share-based compensation. The related tax benefit, recorded in the provision for income taxes, was not significant.

Prior to January 1, 2006, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note 12 to the Company’s consolidated financial statements for a table that illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123” during 2005.

o.
Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including other specific intangible assets, and core deposit intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on such evaluation, the Bank determined that there is no impairment loss to be recognized in 2007, 2006, or 2005.

p.
Employee Stock Ownership Plan (“ESOP”) - The Company accounts for shares acquired by leveraged ESOP’s, if any, in accordance with the guidelines established by the American Institute of Certified Public Accounts Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”). Under SOP 93-6, the Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the Company’s ESOP shares committed to be released differ from the cost of those shares, the differential is charged or credited to equity. For externally leveraged ESOPs, the ESOP debt is recorded as a liability and interest expense is recorded on that debt. The ESOP shares not yet committed to be released are accounted for as a reduction of shareholders’ equity. The credit line related to the Company’s leveraged ESOP matured during 2005, and as result, all remaining balances were repaid during the first quarter of 2005. The Company had no leveraged ESOP transactions during 2007 or 2006.

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

t.
Segment Reporting - The Company's operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services. The Company operates primarily in the San Joaquin Valley region of California. Management makes operating decisions and assesses performance based on an ongoing review of the Company's consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.

u.	New Accounting Standards:

Statements of Financial Accounting Standards

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which provides guidance for accounting and reporting of noncontrolling (minority) interests in consolidated financial statements. The statement is effective for fiscal years and interim periods within fiscal years beginning on or after December 15, 2008. The Company does not hold minority interests in subsidiaries, therefore it is expected that SFAS No. 160 will have no impact on its financial condition or results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires entities to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if an entity also early adopts the provisions of SFAS 157. Effective January 1, 2007, the Company elected early adoption of the fair value option to value its junior subordinated debt. The initial impact upon adoption of SFAS No. 159 was to record a $1.3 million loss, reflected as an adjustment to beginning retained earnings at January 1, 2007. Subsequent to adoption, the Company recorded total gains resulting from fair value adjustments on its junior subordinated debt totaling $2.5 million during the year ended December 31, 2007, which are reflected as a component of other noninterest income. (see Note 10).

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 amends SFAS No. 87 and SFAS No. 106. SFAS No. 158 amends previous applicable accounting statements and requires companies to better disclose, among other things, the funded status of benefit plans, and to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions, or No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. SFAS No. 158 is effective for public companies with fiscal years ending after December 15, 2006. The Company adopted SFAS No. 158 effective December 31, 2006, and has made required disclosures since December 31, 2006. As a result, the Company upon adoption at December 31, 2006, recorded $169,000 in accumulated other comprehensive income (net tax of $112,000) for the previously unrecognized cost of post-retirement benefits related to the Company’s Salary Continuation Plan, and had $85,000 in other comprehensive income (net tax of $57,000) for the previously unrecognized at December 31, 2007 (see Note 13, Employee Benefit Plans).

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. This statement applies whenever other accounting pronouncements require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2007, the Company adopted SFAS No. 157 as a result of its early adoption of SFAS No. 159 (see Note 15).

Financial Accounting Standards Board Staff Positions and Interpretations

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. FIN 48 clarifies SFAS No. 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines of the Interpretation, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means “a likelihood of more than 50 percent.” In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority. The scope of FIN 48 is broad and includes all tax positions accounted for in accordance with SFAS No. 109. Additionally, besides business enterprises, FIN 48 applies to pass-through entities, and entities whose tax liability is subject to 100 percent credit for dividends paid (such as real estate investment trusts). FIN 48 is effective for the Company beginning after January 1, 2007. The cumulative effect of applying FIN 48 totaling $1.3 million was reported as an adjustment to retained earnings at January 1, 2007 (see Note 11).

In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 064-4 (EITF 06-4), "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions or APB Opinion No. 12, Omnibus Opinion-1967." The provisions of EITF 06-4 become effective on January 1, 2008 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption, or through retrospective application to all prior periods. The Company's split-dollar life insurance benefits are limited to the employee's active service period. Therefore it is expected that EITF 06-4 will have no impact on financial condition or results of operations.

v.	Reclassifications - Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to the classifications used in 2007.

2.	Investment Securities

Following is a comparison of the amortized cost and approximate fair value of investment securities for the years ended December 31, 2007 and December 31, 2006:

(In thousands)		Gross	Gross	Fair Value
December 31, 2007:	Amortized	Unrealized	Unrealized	(Carrying
Securities available for sale:	Cost	Gains	Losses	Amount)
U.S. Government agencies	$65,764	$524	($302)	$65,986
U.S. Government agency
collateralized mortgage obligations	7,782	44	(4)	7,822
Obligations of state and
political subdivisions	2,227	54	0	2,281
Other investment securities	13,752	0	(426)	13,326
Total securities available for sale	$89,525	$622	($732)	$89,415
December 31, 2006:
Securities available for sale:
U.S. Government agencies	$69,746	$51	($1,293)	$68,504
U.S. Government agency
collateralized mortgage obligations	17	0	(1)	16
Obligations of state and
political subdivisions	2,226	65	(1)	2,290
Other investment securities	13,000	0	(444)	12,556
Total securities available for sale	$84,989	$116	($1,739)	$83,366

Included in other investment securities at December 31, 2007, is a short-term government securities mutual fund totaling $7.7 million, a CRA-qualified mortgage fund totaling $4.9 million, and an overnight money-market mutual fund totaling $752,000. Included in other investment securities at December 31, 2006, is a short-term government securities mutual fund totaling $7.7 million, and a CRA-qualified mortgage fund totaling $4.8 million. The commercial asset-backed trust consists of fixed and floating rate commercial and multifamily mortgage loans. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

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

The following summarizes temporarily impaired investment securities at December 31, 2007 and 2006:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
December 31, 2007:	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$0	$0	$30,241	$(302)	$30,241	$(302)
U.S. Govt. agency CMO’s	4,129	(4)	0	0	4,129	(4)
Obligations of state and
political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	12,574	(426)	12,574	(426)
Total impaired securities	$4,129	$(4)	$42,815	$(728)	$46,944	$(732)

December 31, 2006:
Securities available for sale:
U.S. Government agencies	$506	$(6)	$65,626	$(1,287)	$66,132	$(1,293)
U.S. Govt. agency CMO’s	0	0	12	(1)	12	(1)
Obligations of state and
political subdivisions	0	0	34	(1)	34	(1)
Other investment securities	0	0	12,556	(444)	12,556	(444)
Total impaired securities	$506	$(6)	$78,228	$(1,733)	$78,734	$(1,739)

Temporarily impaired securities at December 31, 2007 are comprised of nine (9) U.S. government agency securities, one U.S. agency collateralized mortgage obligation, and two other investment securities, with a total weighted average life of 1.0 years. Temporarily impaired securities at December 31, 2006 are comprised of nineteen (19) U.S. government agency securities, two other investment securities, one municipal bond, and one U.S. agency collateralized mortgage obligation with a total weighted average life of 2.4 years.

There were no gross realized gains or losses on available-for-sale securities during the year ended December 31, 2007. There were gross realized gains on sales of available-for-sale securities totaling $27,000, and $163,000 during the years ended December 31, 2006, and 2005, respectively. There were no gross realized losses on available-for-sale securities during the year ended December 31, 2006 or 2005.

The amortized cost and fair value of securities available for sale at December 31, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	December 31, 2007
	Amortized	Fair Value
(In thousands)	Cost	(Carrying Amount)
Due in one year or less	$37,980	$37,419
Due after one year through five years	1,110	1,104
Due after five years through ten years	10,103	10,365
Due after ten years	32,550	32,704
Collateralized mortgage obligations	7,782	7,823
	$89,525	$89,415

At December 31, 2007 and 2006, available-for-sale securities with an amortized cost of approximately $71.0 million and $70.9 million (fair value of $71.3 million and $69.7 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

The Company had no held-to-maturity or trading securities at December 31, 2007 or 2006.

3.	Loans

Loans are comprised of the following:

	December 31,
(In thousands)	2007	2006
Commercial and industrial	$204,385	$155,811
Real estate - mortgage	142,565	113,613
Real estate - construction	178,296	168,378
Agricultural	46,055	35,102
Installment	18,171	16,712
Lease financing	8,748	10,952
Total Loans	$598,220	$500,568

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 34.2% of total loans at December 31, 2007 and have a high degree of industry diversification. A substantial portion of the commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 23.8% of total loans at December 31, 2007, are secured by trust deeds on primarily commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

Real estate construction loans, representing 29.8% of total loans at December 31, 2007, consist of loans to residential contractors, which are secured by single-family residential properties. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions.

Agricultural loans represent 7.7% of total loans at December 31, 2007 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Lease financing loans, representing 1.5% of total loans at December 31, 2007, consist of loans to small businesses, which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

Occasionally, shared appreciation agreements are made between the Company and the borrower on certain construction loans where the Company agrees to receive interest on the loan at maturity rather than monthly and the borrower agrees to share in the profits of the project. Due to the difficulty in calculating future values, shared appreciation income is recognized when received. The Company does not participate in a significant number of shared appreciation projects. Shared appreciation income totaled $42,000, $567,000, and $393,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Loans over 90 days past due and still accruing consisted of one loan totaling $189,000 at December 31, 2007. There were no loans over 90 days past due and still accruing at December 31, 2006. Nonaccrual loans totaled $21.6 million and $8.1 million at December 31, 2007 and 2006, respectively. There were remaining undisbursed commitments to extend credit on nonaccrual loans of $12,000 at December 31, 2007, and no remaining undisbursed commitments at December 31, 2006. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2007 in accordance with their original terms is approximately $1.5 million. There was no interest income recorded on such loans during the year ended December 31, 2007. The interest income recorded on such loans during 2006 and 2005 totaled $65,000 and $34,000, respectively.

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

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

	December 31,
(In thousands)	2007	2006
Aggregate amount outstanding, beginning of year	$1,605	$2,440
New loans or advances during year	9,734	1,897
Repayments during year	(3,903)	(2,732)
Aggregate amount outstanding, end of year	$7,436	$1,605
Loan commitments	$6,799	$2,241

An analysis of changes in the allowance for credit losses is as follows:

	Years Ended December 31,
(In thousands)	2007	2006	2005
Balance, beginning of year	$8,365	$7,748	$7,251
Provision charged to operations	5,697	880	1,140
Losses charged to allowance	(4,493)	(502)	(773)
Recoveries on loans previously charged off	64	239	165
Reserve acquired in merger	1,268	—	—
Reclass off-balance sheet reserve	—	—	(35)
Balance at end-of-period	$10,901	$8,365	$7,748

The allowance for credit losses represents management's estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. Significant changes in these estimates might be required in the event of a downturn in the economy and/or the real estate markets in the San Joaquin Valley, the greater Oakhurst and East Madera County area, and in Santa Clara County.

At December 31, 2007 and 2006, the Company's recorded investment in loans for which impairment has been recognized totaled $20.6 million and $8.9 million, respectively. Included in total impaired loans at December 31, 2007 are $10.7 million of impaired loans for which the related specific allowance is $4.5 million, as well as $9.9 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. At December 31, 2006, total impaired loans included $5.7 million for which the related specific allowance is $4.1 million, as well as $3.2 million of impaired loans that as a result of write-downs to the fair value of the collateral did not have a specific allowance. The average recorded investment in impaired loans was $15.9 million, $10.1 million, and $15.9 million for the years ended December 31, 2007, 2006, and 2005, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the year ended December 31, 2007, the Company recognized no income on impaired loans. For the year ended December 31, 2006 and 2005, the Company recognized income of $65,000 and $34,000, respectively, on such loans.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2007 and 2006 these financial instruments include commitments to extend credit of $196.3 million and $188.2 million, respectively, and standby letters of credit of $6.7 million and $4.9 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Substantially all of these commitments are at floating interest rates based on the Prime rate. Commitments generally have fixed expiration dates. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation. Collateral held varies but includes accounts receivable, inventory, leases, property, plant and equipment, residential real estate and income-producing properties.

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

4.	Lease Assets held for Sale

The Company had a lease portfolio totaling $8.7 million and $11.0 million at December 31, 2007 and December 31, 2006, respectively. The lease portfolio is included as a component of total loans. Leases, like other types of loans, may become nonperforming at which time they are foreclosed upon and the remaining lease assets, including equipment and furniture, are transferred to lease assets held for sale which is included in other assets. Valuation adjustments, if required, at the time of foreclosure are charged to the allowance for loan losses. The Company discontinued making new leases during the first quarter of 2007, and since that time the balances in the lease portfolio have declined. The Company previously utilized a third-party broker to aid in the collection and ultimate disposition of lease assets held for sale. During the third quarter of 2007, the Company determined that the third-party broker no longer wished to continue collection and disposition efforts for the Company due to the Company’s exit strategy from the leasing business. During the fourth quarter of 2007, the Company increased its efforts to dispose of existing lease assets held through foreclosure, while during the same period, additional lease assets were being foreclosed upon due to general declines in the economy. As a result, the Company reviewed the collectability of values recorded for lease assets held for sale during the fourth quarter of 2007 and charged-off $820,000 of the lease assets held for sale. The expense is recorded as a component of noninterest expense for the year ended December 31, 2007.

5.	Premises and Equipment

The components of premises and equipment are as follows:

	December 31,
(In thousands)	2007	2006
Land	$968	$968
Buildings and improvements	14,160	13,017
Furniture and equipment	8,776	7,399
	23,904	21,384

Less accumulated depreciation and amortization	(8,330)	(6,082)
Total premises and equipment	$15,574	$15,302

During February 2007, the Company purchased Legacy Bank, N.A. in Campbell, California which included net fixed assets totaling $729,000. Included in this amount were buildings and improvements of $631,000, furniture and equipment of $713,000, and accumulated depreciation of $615,000. The Company determined that the net carrying value of Legacy fixed assets reasonably approximated fair value, and therefore did not make any fair value adjustments pursuant to purchase accounting guidelines.

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

Total depreciation expense on Company premises and equipment totaled $1.6 million, $1.1 million, and $906,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in occupancy expense in the accompanying consolidated statements of income.

6.	Investment in Limited Partnership

The Bank owns limited interests in a private limited partnerships that acquire affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended. The Bank's limited partnership investment is accounted for under the equity method. The Bank's noninterest expense associated with the utilization and expiration of these tax credits for the year ended December 31, 2007, 2006 and 2005 was $430,000, $440,000, and $458,000, respectively. The limited partnership investments are expected to generate remaining tax credits of approximately $3.1 million over the life of the investment. The tax credits expire between 2009 and 2014. Tax credits utilized for income tax purposes for the years ended December 31, 2007, 2006, and 2005 totaled $545,000, $547,000, and $547,000, respectively.

7.	Deposits

Deposits include the following:

	December 31,
(In thousands)	2007	2006
Noninterest-bearing deposits	$139,066	$159,002
Interest-bearing deposits:
NOW and money market accounts	153,717	184,384
Savings accounts	40,012	31,933
Time deposits:
Under $100,000	52,297	42,428
$100,000 and over	249,525	169,380
Total interest-bearing deposits	495,551	428,125
Total deposits	$634,617	$587,127

At December 31, 2007, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands)
One year or less	$282,258
More than one year, but less than or equal to two years	16,725
More than two years, but less than or equal to three years	1,847
More than three years, but less than or equal to four years	300
More than four years, but less than or equal to five years	82
More than five years	610
$301,822

The Company may utilize brokered deposits as an additional source of funding. At December 31, 2007 and 2006, the Company held brokered time deposits totaling $139.3 million and $67.7 million, with average rates of 4.93% and 5.06%, respectively. Of this balance at December 31, 2007, $134.0 million is included in time deposits of $100,000 or more, and the remaining $5.3 million is included in time deposits of less than $100,000. Included in brokered time deposits at December 31, 2007 are balances totaling $40.4 million maturing in three months or less, $59.9 million maturing in three to six months, $30.5 million maturing in 6 to twelve months, and $8.5 million maturing in more than one year.

Deposit balances representing overdrafts reclassified as loan balances totaled $565,000 and $303,000 as of December 31, 2007 and 2006, respectively.

Deposits of directors, officers and other related parties to the Bank totaled $5.9 million and $6.2 million at December 31, 2007 and 2006, respectively. The rates paid on these deposits were those customarily paid to the Bank's customers in the normal course of business.

8.	Short-term Borrowings/Other Borrowings

At December 31, 2007, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $386.7 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $22.0 million. At December 31, 2007, the Company had total outstanding balances of $32.3 million in borrowings, including $10.4 million in federal funds purchased from correspondent banks at an average rate of 4.2%, and $21.9 million drawn against its FHLB lines of credit. Of the $21.9 million in FHLB borrowings outstanding at December 31, 2007, $11.9 million was in overnight borrowings at an average rate of 3.3%, and the other $10.0 million consists of a two-year FHLB advance, at a fixed rate of 4.92%, and a maturity date of March 30, 2009. The weighted average cost of borrowings for the year ended December 31, 2007 was 5.17%. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB and certain qualifying mortgage loans. As of December 31, 2007, $46.5 million in real estate-secured loans were pledged as collateral for FHLB advances. Additionally, $428.9 million in real estate-secured loans were pledged at December 31, 2007 as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $321.7 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

The Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $308.3 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $20.8 million at December 31, 2006. At December 31, 2006, the Company had no advances on its lines of credit.

9.	Fair Value - Adoption of SFAS No. 159

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

The following table summarizes the effects of the adoption of SFAS No. 159 at both adoption date and December 31, 2007 (in 000’s) on the Company’s junior subordinated debentures. Changes in fair value (FV) for periods subsequent to adoption are recorded in current earnings. The pretax change in fair value for the year ended December 31, 2007 totaled $2.5 million and is included as a gain in other noninterest income.

Balance of junior subordinated debentures at December 31, 2006	$15,464
Adjustments upon adoption:
Combine accrued interest 1/1/07	613
Total carrying value 1/1/07	16,077
FV adjustment upon adoption of SFAS No. 159	1,053
Total FV of junior subordinated debentures at adoption - January 1, 2007	$17,130

Total FV of junior subordinated debentures at December 31, 2007	$13,341

10.	Junior Subordinated Debt/Trust Preferred Securities

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

As with the previous junior subordinated securities issued under USB Capital Trust I, the Company has elected the fair value measurement option for all the Company’s new junior subordinated debentures issued under USB Capital Trust II. During the year ended December 31, 2007, the Company recorded pre-tax gains of $2.5 million pursuant to SFAS No. 159 as measured under fair value measurement guidelines of SFAS No. 157. The initial gain of $2.1 million realized on USB Capital Trust II during the third quarter resulted from an overall deterioration of the credit markets during the third quarter of 2007 which increased pricing spreads from base rates on similar debt instruments. The Company recorded an additional gain on the junior subordinated debt of $270,000 during the fourth quarter of 2007 bring the year-to-date gain on the junior subordinated debt issued by USB Capital Trust II to $2.4 million.

11.	Taxes on Income

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2007	2006
Deferred tax assets:
Credit losses not currently deductible	$4,646	$3,688
State franchise tax	525	777
Deferred compensation	1,249	1,051
Net operating losses	1,830	—
Startup/organizational costs	113	—
Accrued reserves	133	3
Amortization of core deposit intangible	—	353
Write-down on other real estate owned	15	15
Deferred gain on sale of other real estate owned	0	89
Unrealized gain on interest rate swap	39	136
Unrealized loss on AFS securities	44	649
Unrecognized costs on post-retirement benefits	57	112
Amortization of premium on time deposits	46	70
Other	38	93
Total deferred tax assets	8,735	7,036
Deferred tax liabilities:
Depreciation	(24)	(56)
FHLB dividend	(204)	(50)
Loss on limited partnership investment	(1,590)	(1,354)
Amortization of core deposit intangible	(1,249)	—
Deferred gain SFAS No. 159 - fair value option	(998)	—
Prepaid expenses	(369)	(269)
Total deferred tax liabilities	(4,434)	(1,729)
Net deferred tax assets	$4,301	$5,307

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. The Company has concluded that it is more likely than not that the deferred tax assets will be recognized in the normal course of business, therefore no valuation allowance is considered necessary at December 31, 2007 and 2006.

Taxes on income for the years ended December 31, consist of the following:

(In thousands)
2007:	Federal	State	Total
Current	$3,640	$1,507	$5,147
Deferred	1,091	323	1,414
	$4,731	$1,830	$6,561
2006:
Current	$6,284	$2,133	$8,417
Deferred	(390)	8	(382)
	$5,894	$2,141	$8,035
2005:
Current	$4,686	$1,618	$6,304
Deferred	(86)	172	86
	$4,600	$1,790	$6,390

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	34.3%
State franchise tax, net of federal income tax benefit	7.0	7.0	7.2
Tax exempt interest income	(0.2)	(0.2)	(0.6)
Low Income Housing - federal credits	(3.1)	(2.6)	(3.1)
Other	(1.9)	(1.4)	(1.1)
	36.8%	37.8%	36.7%

At December 31, 2007 the Company has remaining federal net operating loss carry-forwards totaling $4.4 million which expire between 2023 and 2027, and remaining state net operating loss carry-forwards totaling $4.2 million which expire between 2014 and 2017.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN48), on January 1, 2007. FIN 48 clarifies SFAS No. 109, “Accounting for Income Taxes,” to indicate a criterion that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines of FIN48, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term, “more likely than not”, means a likelihood of more than 50 percent.” In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority and all available information is known to the taxing authority.

The Company and a subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. The Company is not currently aware of any tax jurisdictions where the Company or any subsidiary is subject examination by federal, state, or local taxing authorities before 2001. The Internal Revenue Service (IRS) has not examined the Company’s or any subsidiaries federal tax returns since before 2001, and the Company currently is not aware of any examination planned or contemplated by the IRS. The California Franchise Tax Board (FTB) concluded an audit of the Company’s 2004 state tax return during the fourth quarter of 2007, resulting in a disallowance of approximately $19,000 related to Enterprise Zone loan interest deductions taken during 2004. The $19,000 was recorded as a component of tax expense for the year ended December 31, 2007.

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

The Company reviewed its REIT tax position as of January 1, 2007 (adoption date) and again during subsequent quarter during 2007 in light of the adoption of FIN48. The Bank, with guidance from advisors believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined in FIN48) that the Bank will prevail in its case with the FTB. As a result of the implementation of FIN48, the Company recognized approximately a $1.3 million increase in the liability for unrecognized tax benefits (included in other liabilities), which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The adjustment provided at adoption included penalties proposed by the FTB of $181,000 and interest totaling $210,000. During the year ended December 31, 2007, the Company recorded an additional $87,000 in interest liability pursuant to the provisions of FIN48. The Company had approximately $456,000 accrued for the payment of interest and penalties at December 31, 2007. Subsequent to the initial adoption of FIN48, it is the Company’s policy to recognize interest expense related to unrecognized tax benefits, and penalties, as a component tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in 000’s):

Balance at January 1, 2007	$1,298
Additions for tax provisions of prior years	87
Balance at December 31, 2007	$1,385

12.	Stock Options and Stock Based Compensation

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

The number of shares granted remaining under the 1995 Plan was 36,000 shares (24,000 exercisable) as of December 31, 2007. Under the 2005 Plan, 176,500 shares granted shares remain (168,500 incentive stock options and 8,000 nonqualified stock options) as of December 31, 2007, of which 46,700 are vested.

Options outstanding, exercisable, exercised and forfeited are as follows:

		Weighted		Weighted
	2005	Average	1995	Average
	Plan	Exercise Price	Plan	Exercise Price
Options outstanding January 1, 2005	—	—	216,000	$8.02
Granted during the year	70,000	$14.18	30,000	12.16
Exercised during the year	0	—	(12,000)	$9.86
Canceled or expired	0	—	(62,000)	$12.20
Options outstanding December 31, 2005	0	—	172,000	$7.11
Granted during the year	103,500	$18.91	—	—
Exercised during the year	(2,000)	$12.65	(46,000)	$6.73
Options outstanding December 31, 2006	171,500	$17.05	126,000	$7.25
Granted during the year	5,000	$20.24	—	—
Exercised during the year	—	—	(90,000)	$5.67
Options outstanding December 31, 2007	176,500	$17.14	36,000	$11.21

Included in total outstanding options at December 31, 2007, are 24,000 exercisable shares under the 1995 plan, at a weighted average price of $10.74, and 46,700 exercisable shares under the 2005 plan, at a weighted average price of $16.34. Included in total outstanding options at December 31, 2006, are 108,000 exercisable shares under the 1995 plan, at a weighted average price of $6.43, and 12,000 exercisable shares under the 2005 plan, at a weighted average price of $14.44. Included in total outstanding options at December 31, 2005, are 70,000 exercisable shares under the 1995 plan, at a weighted average price of $12.31. There were no shares exercisable under the 2005 Plan at December 31, 2005.

Additional information regarding options as of December 31, 2007 is as follows:
Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg Remaining Contract Life (yrs)	Weighted Avg Exercise Price	Number Exercisable	Weighted Avg Exercise Price
$8.75	10,000	3.2	$8.75	10,000	$8.75
$12.08 to $14.44	94,000	7.5	$13.65	40,000	$13.55
$16.88 to $18.10	58,000	8.1	$17.04	11,600	$17.04
$19.38 to $22.54	50,500	8.4	$21.18	9,100	$21.28
Total	212,500			70,700

Included in salaries and employee benefits for the years ended December 31, 2007 and 2006 is $187,000 and $248,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to either year.

As of December 31, 2007 and 2006, there was $223,500 and $388,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.0 years and 1.5 years, respectively. The Company received $510,000 and $335,000 in cash proceeds on options exercised during the year ended December 31, 2007 and 2006, respectively. No tax benefits were realized on stock options exercised during the year ended December 31, 2007, because all options exercised during the period were incentive stock options. Tax benefits realized on options exercised during the year ended December 31, 2006 totaled $218,000.

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Weighted average grant-date fair value of stock options granted	$4.51	$4.30
Total fair value of stock options vested	$167,028	$61,030
Total intrinsic value of stock options exercised	$1,517,000	$661,840

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

	Year Ended
	December 31, 2007	December 31, 2006
Risk Free Interest Rate	4.53%	4.60%
Expected Dividend Yield	2.47%	2.65%
Expected Life in Years	6.50 Years	6.50 Years
Expected Price Volatility	20.63%	18.38%

The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the stock based award and stock price volatility. The assumptions listed above represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the Bank's recorded stock-based compensation expense could have been materially different from that previously reported in proforma disclosures. In addition, the Bank is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Bank's actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.

As stated previously, the Company has adopted SFAS No. 123 R using the modified-prospective-transition method, and as such, the results for prior periods have not been restated. The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005, if the Company had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, an amendment of FASB Statement No. 123” (earnings per share information has been restated to reflect 2-for-1 stock split effective May 1, 2006).

Year Ended Dec 31,
(In thousands except earnings per share)	2005
Net income, as reported	$11,008
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(46)
Pro forma net income	$10,962
Earnings per share:
Basic - as reported	$0.97
Basic - pro forma	$0.96
Diluted - as reported	$0.96
Diluted - pro forma	$0.96

13. Employee Benefit Plans

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

The ESOP used the proceeds of the loan to acquire shares of the Company’s common stock, which were held in a suspense account by the ESOP. At the end of each year, shares were released for allocation to the accounts of the individual ESOP participants in proportion to the principal and interest paid on the loan during the year. The ESOP loan was recorded as a liability of the Company and the unreleased shares purchased with the loan were reported as unearned ESOP shares in shareholders’ equity. Unreleased shares were not recognized as outstanding for earnings per share and capital computations. Dividends on unallocated ESOP shares were used to pay debt service on the ESOP loan and, as such, were recorded as a reduction of debt and accrued interest. Dividends on unallocated ESOP shares used to pay debt service on the ESOP loan amounted to $3,000 for the year ended December 31, 2005.

ESOP compensation expense totaled $501,000, $409,000, and $467,000 for the years ended December 31, 2007, 2006, and 2005 respectively. Interest expense incurred on the ESOP loan totaled $408 for the year ended December 31, 2005.

Allocated, committed-to-be-released, and unallocated ESOP shares as of December 31, 2007, 2006 and 2005 were as follows (shares adjusted for 2-for-1 stock split of May 2006):

	2007	2006	2005
Allocated	402,988	375,639	349,564
Committed-to-be-released	0	0	7,692
Unallocated	0	0	0
Total ESOP shares	402,988	375,639	357,256
Fair value of unreleased shares	N/A	N/A	N/A

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code. All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire. Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors. Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 5% of the employees’ eligible annual compensation. Company contributions are subject to certain vesting requirements over a period of six years. Contributions made by the Company are invested in Company stock. During 2007, 2006 and 2005, the Company contributed a total of $286,000, $242,000, and $214,000, respectively, to the Deferral Plan.

Salary Continuation Plan

The Company has an unfunded, non-qualified Salary Continuation Plan for senior executive officers and certain other key officers of the Company, which provides additional compensation benefits upon retirement for a period of 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 to 15 years. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the Plan. The Company’s current benefit liability is determined based upon vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for high-quality investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which averages approximately 20 years. At December 31, 2007 and 2006, $3.0 million and $2.7 million, respectively, had been accrued to date, based on a discounted cash flow using a discount rate of 6.40% and 6.42%, respectively, and is included in other liabilities. In connection with the implementation of the Salary Continuation Plans, the Company purchased single premium universal life insurance policies on the life of each of the key employees covered under the Plan. The Company is the owner and beneficiary of these insurance policies. The cash surrender value of the policies was $3.7 million and $3.6 million December 31, 2007 and 2006, respectively. Although the Plan is unfunded, the Company intends to utilize the proceeds of such policies to settle the Plan obligations. Under Internal Revenue Service regulations, the life insurance policies are the property of the Company and are available to satisfy the Company's general creditors.

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

In addition to expanded disclosure requirements under the Statement, the Company is required to recognize in accumulated other comprehensive income, the amounts that have not yet been recognized as components of net periodic benefit costs. These unrecognized costs arise from of changes in estimated interest rates used in the calculation of net liabilities under the plan. Under SFAS No. 87 and SFAS No. 106, these differences were previously recognized over the remaining required service period of the salary continuation contracts. SFAS No. 158 requires the Company to record those unrecognized periodic benefit costs from previous period as a component of accumulated other comprehensive income.

As of December 31, 2007 and 2006, the Company had approximately $142,000 and $281,000, respectively, in unrecognized net periodic benefit costs arising from changes in interest rates used in calculating the current post-retirement liability required under the plan. This amount represents the difference between the plan liabilities calculated under net present value calculations, and the net plan liabilities actually recorded on the Company’s books at December 31, 2007 and 2006. Pursuant to the adoption of SFAS No. 158, the Company recorded $169,000 (net of tax of $112,000), as a component of other comprehensive income at December 31, 2006. The average remaining life of the service terms of the Salary Continuation contracts to which the unrecognized service costs related at the time of adoption, was approximately two years. During the year ended December 31, 2007, approximately $140,000 of the unrecognized prior service cost was recognized in earnings as additional salary expense, reflected as an adjustment to accumulated other comprehensive income.

For the for the year ended December 31, 2006, a transition adjustment in the amount of $169,000 net of tax benefit of $112,000, was recognized as a component of the ending balance of Accumulated Other Comprehensive Income/(Loss) on the Company’s balance sheet as the result of the adoption of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”. This adjustment was misapplied as a component of Comprehensive Income on the Company’s consolidated statement of income and comprehensive income for the year ended December 31, 2006. The table below reflects the effects of the misapplication of this adjustment at December 31, 2006.

(in 000’s)	As Reported	Adjustment	As Adjusted
Other comprehensive income (loss), net of tax	$462	$(169)	$631
Comprehensive income	$13,822	$(169)	$13,991

The Company has corrected the other comprehensive income presentations in the financial statements for the fiscal years ended December 31, 2007 and 2006 to reflect the adjusted amounts shown above.

Salary continuation expense is included in salaries and benefits expense, and totaled $504,000, $448,000, and $331,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Officer Supplemental Life Insurance Plan

During 2004, the Company purchased single premium Bank-owned life insurance policies (BOLI) on certain officers with a portion of the death benefits available to the officers’ beneficiaries. The single premium paid at policy commencement of the BOLI in 2004 totaled $9.0 million. Additional BOLI policies totaling $227,000 and $579,000 were purchased during 2006 and 2005, respectively. The BOLI’s initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The cash surrender value of these insurance policies totaled $10.2 million and $10.1 million at December 31, 2007 and December 31, 2006, and is included on the consolidated balance sheet in cash surrender value of life insurance. Income on these policies, net of expense, totaled approximately $408,000, $400,000, and $353,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

14. Commitments and Contingent Liabilities

Lease Commitments: The Company leases land and premises for its branch banking offices and administration facilities. The initial terms of these leases expire at various dates through 2019. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. The total expense on land and premises leased under operating leases was $877,000, $407,000, and $455,000 during 2007, 2006, and 2005, respectively. Total rent expense of $877,000 for the year ended December 31, 2007 included approximately $165,000 related to adjustments made under SFAS No. 13, “Accounting for Leases”.

During the fourth quarter of 2007 the Company reviewed accounting methods for recording rent expense under operating leases pursuant to SFAS No. 13 “Accounting for Leases”. The Company had previously recognized periodic rent expense as those contractual rent payments became payable to the lessor, rather than on a straight-line basis throughout the life of the lease. The difference in methodology was not previously considered material, but as the Company has grown, it was determined that adjustments should be made to properly comply with SFAS No. 13. The expense adjustment to record the difference between the contractual rental payment amounts and straight-line expense over the lease terms as applicable under SFAS No. 13 totaled $165,000 ($95,000 net of tax, and less than $0.01 per share) and was recorded as a liability as of December 31, 2007. This timing difference will result in an increase of approximately $19,000 in the liability for rental obligations between December 31, 2007 and December 31, 2009, then should reverse and decline over the remaining term of the Company’s leases through 2019.

Future minimum rental commitments under existing non-cancelable leases as of December 31, 2007 are as follows:

(In thousands):
2007	$637
2008	671
2009	692
2010	389
2011	392
Thereafter	1,403
$4,184

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

	Contractual amount - December 31,
(in thousands)	2007	2006
Commitments to extend credit	$196,258	$188,166
Standby letters of credit	6,726	4,936

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Substantially all of these commitments are at floating interest rates based on the Prime rate, and most have fixed expiration dates. The Company evaluates each customer's creditworthiness on a case-by-case basis, and the amount of collateral obtained, if deemed necessary, is based on management's credit evaluation. Collateral held varies but includes accounts receivable, inventory, leases, property, plant and equipment, residential real estate and income-producing properties. Many of the commitments are expected to expire without being drawn upon and, as a result, the total commitment amounts do not necessarily represent future cash requirements of the Company.

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and have terms from less than one month to approximately 2.5 years. At December 31, 2007, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $6.7 million.

15. Fair Value Measurements and Disclosure

The following summary disclosures are made in accordance with the provisions of Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” which requires the disclosure of fair value information about both on- and off- balance sheet financial instruments where it is practicable to estimate that value.

	December 31, 2007		December 31, 2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$25,300	$25,300	$43,068	$43,068
Interest-bearing deposits	2,909	2,918	7,893	7,779
Investment securities	89,415	89,415	83,366	83,366
Loans, net	596,481	594,054	499,569	494,695
Bank-owned life insurance	13,852	13,852	13,668	13,668
Investment in limited partnerships	3,134	3,134	3,564	3,564
Investment in bank stock	372	372	0	0
Interest rate swap contracts	(12)	(12)	(320)	(320)
Financial Liabilities:
Deposits	634,617	633,408	587,127	587,438
Borrowings	32,280	32,162	0	0
Junior Subordinated Debt	13,341	13,341	15,464	15,464
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

Effective January 1, 2007, the Company adopted SFAS 157, “Fair Value Measurements”, concurrent with its early adoption of SFAS No. 159. SFAS No. 157 clarifies the definition of fair value, describes methods generally used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. Fair value is defined in SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement applies whenever other accounting pronouncements require or permit fair value measurements.

The fair value hierarchy under SFAS No. 157 prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3). Level 1 inputs are unadjusted quoted prices in active markets (as defined) for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability, and reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk) in a principal market.

The Company performs fair value measurements on certain assets and liabilities as the result of the application of accounting guidelines and pronouncements that were relevant prior to the adoption of SFAS No. 157. Some fair value measurements, such as for available-for-sale securities, junior subordinated debt, impaired loans that are collateral dependent, and interest rate swaps, are performed on a recurring basis, while others, such as impairment of goodwill and other intangibles, are performed on a nonrecurring basis.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis during the year ended December 31, 2007 (in 000’s):

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	2007	(Level 1)	(Level 2)	(Level 3)
AFS Securities	$89,415	$89,415
Interest Rate Swap	(12)		($12)
Impaired Loans	16,175		13,964	$2,211
Total	$105,578	$89,415	$13,952	$2,211

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	2007	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	$13,341		$13,341
Total	$13,341	$0	$13,341	$0

Upon adoption of SFAS No. 159 on January 1, 2007, the Company elected the fair value measurement option for all the Company’s pre-existing junior subordinated debentures, and subsequently for new junior subordinated debentures issued during July 2007 under USB Capital Trust II. The fair value of the debentures was determined based upon discounted cash flows utilizing observable market rates and credit characteristics for similar instruments. In its analysis, the Company used characteristics that distinguish market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. The adjustment for fair value at adoption was recorded as a cumulative-effect adjustment to the opening balance of retained earnings at January 1, 2007. Fair value adjustments subsequent to adoption were recorded in current earnings.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis during the year ended December 31, 2007 (in 000’s):

	(in 000’s) Dec 31	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	2007	(Level 1)	(Level 2)	(Level 3)
Business combination:
Securities - AFS	$7,414	$7,414
Loans, net allowance for losses	62,426			$62,426
Premises and Equipment	729			729
Goodwill	8,790			8,790
Other assets	6,928			6,928
Total assets	$86,287	$7,414	$0	$78,873

	(in 000’s) Dec 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	2007	(Level 1)	(Level 2)	(Level 3)
Business combination:
Deposits (net CDI)	$66,600			$66,600
Other liabilities	286			286
Total liabilities	$66,886	$0	$0	$66,886

The Company completed its merger with Legacy Bank in February 2007. The merger transaction was accounted for using the purchase accounting method, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities. The allocations of purchase price based upon the fair value of assets acquired and liabilities assumed were finalized during the fourth quarter of 2007. The fair value measurements for Legacy’s loan portfolio included certain market rate assumptions on segmented portions of the loan portfolio with similar credit characteristics, and credit risk assumptions specific to the individual loans within that portfolio. Available-for sale securities were valued based upon open-market quotes obtained from third-party sources. Legacy’s deposits were valued based upon anticipated net present cash flows related to Legacy’s deposit base, and resulted in a core deposit intangible (CDI) adjustment of $3.0 million that is carried as an asset on the Company’s balance sheet. Assumptions used to determine the CDI included anticipated costs of, and revenues generated by, those deposits, as well as the estimated life of the deposit base. Other assets and liabilities generally consist of short-term items including cash, overnight investments, and accrued interest receivable or payable, and as such, it was determined that carrying value approximated fair value.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on both a recurring (impaired loans) and nonrecurring (business combination) basis during the period (in 000’s):

Reconciliation of Assets:	Impaired Loans
Beginning balance	$1,521
Total gains or (losses) included in earnings (or changes in net assets)	(203)
Transfers in and/or out of Level 3	893
Ending balance	$2,211

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	($203)

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

Investments - Available-for-sale securities are valued based upon open-market quotes obtained from reputable third-party brokers. Market pricing is based upon specific CUSIP identification for each individual security.

Loans - Fair values of variable rate loans, which reprice frequently and with no significant change in credit risk, are based on carrying values. Fair values for all other loans, except impaired loans, are estimated using discounted cash flows over their remaining maturities, using interest rates at which similar loans would currently be offered to borrowers with similar credit ratings and for the same remaining maturities.

Impaired Loans - Fair value measurements for impaired loans are performed pursuant to SFAS No. 114, and are based upon either collateral values supported by appraisals, or observed market prices. The change in fair value of impaired assets that were valued based upon level three inputs was approximately $690,000 for the year ended December 31, 2007. This loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the loan loss reserve. Such adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for credit losses recorded in current earnings.

Bank-owned Life Insurance - Fair values of life insurance policies owned by the Company are based upon the insurance contract’s cash surrender value.

Investment in limited partnerships - Investment in limited partnerships which invest in qualified low-income housing projects generate tax credits to the Company. The investment is amortized using the effective yield method based upon the estimated remaining utilization of low-income housing tax credits. The Company’s carrying value approximates fair value.

Investments in Bank Stock - Equity investments in bank stock are carried at fair value. Fair values are based upon quoted market prices.

Interest Rate Swaps - The Company records interest rate swap contracts at fair value on the balance sheet. The fair value of interest rate swap contracts is based on the discounted net present value of the swap using third party dealer quotes.

Deposits - In accordance with SFAS No. 107, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at December 31, 2007 and 2006 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed by SFAS No. 107. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Borrowings - Borrowings consist of federal funds sold, securities sold under agreements to repurchase, and other short-term borrowings. Fair values of borrowings were estimated using the rates currently offered for borrowings with similar remaining maturities.

Junior Subordinated Debt - The fair value of junior subordinated debt is estimated using discounted cash flows based upon rates currently offered for junior subordinated debt with similar remaining repricing characteristics.

Off-balance sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. The contract amounts of commitments to extend credit and standby letters of credit are disclosed in Note 14. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at December 31, 2007 and 2006.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are deferred and recognized over the term of the commitment, and are not material to the Company’s consolidated balance sheet and results of operations.

16. Regulatory Matters

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

					To Be Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007 (Company):
Total Capital (to Risk Weighted
Assets)	$89,136	12.18%	$58,531	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted
Assets)	79,986	10.93%	29,265	4.00%	N/A	N/A
Tier 1 Capital ( to Average Assets)	79,986	10.30%	23,299	3.00%	N/A	N/A

As of December 31, 2007 (Bank):
Total Capital (to Risk Weighted
Assets)	$86,294	11.79%	$58,531	8.00%	$73,164	10.00%
Tier 1 Capital (to Risk Weighted
Assets)	77,144	10.54%	29,265	4.00%	43,898	6.00%
Tier 1 Capital ( to Average Assets)	77,144	9.93%	23,299	3.00%	38,832	5.00%

As of December 31, 2006 - (Company):
Total Capital (to Risk Weighted
Assets)	$84,826	13.85%	$48,989	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted
Assets)	77,891	12.72%	24,494	4.00%	N/A	N/A
Tier 1 Capital ( to Average Assets)	77,891	11.55%	20,228	3.00%	N/A	N/A

As of December 31, 2006 - (Bank):
Total Capital (to Risk Weighted
Assets)	$82,644	13.52%	$48,884	8.00%	$61,105	10.00%
Tier 1 Capital (to Risk Weighted
Assets)	75,709	12.39%	24,442	4.00%	36,663	6.00%
Tier 1 Capital ( to Average Assets)	75,709	11.23%	20,228	3.00%	33,714	5.00%

The Board of Governors has also adopted a statement of policy, supplementing its leverage capital ratio requirements, which provides definitions of qualifying total capital (consisting of Tier 1 capital and supplementary capital, including the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets) and sets forth minimum risk-based capital ratios of capital to risk-weighted assets. Insured institutions are required to maintain a ratio of qualifying total capital to risk weighted assets of 8%, at least one-half of which must be in the form of Tier 1 capital. Management believes, as of December 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007 and 2006, the most recent notifications from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total capital and Tier 1 capital (as defined) to risk-based assets (as defined), and a minimum leverage ratio of Tier 1 capital to average assets (as defined) as set forth in the proceeding discussion. There are no conditions or events since the notification that management believes have changed the institution’s category.

Under regulatory guidelines, the $15 million in Trust Preferred Securities issued by USB Capital Trust II in July of 2007 qualifies as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities qualifies as Tier 2 capital.

Dividends - Dividends paid to shareholders are paid by the bank holding company, subject to restrictions set forth in the California General Corporation Law. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. Year-to-date as of December 31, 2007, the Company received $17.6 million in cash dividends from the Bank, from which the Company has declared $6.0 million in dividends to shareholders.

Under California state banking law, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the California State Department of Financial Institutions, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. As of December 31, 2007, approximately $7.5 million was available to the Bank for cash dividend distributions without prior approval. Year-to-date, the Bank has paid dividends of $17.6 million to the Company.

Cash Restrictions - The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank. At both December 31, 2007 and 2006, the Bank’s qualifying balance with the Federal Reserve Bank was $25,000 consisting of vault cash and balances.

17. Supplemental Cash Flow Disclosures

	Years Ended December 31,
(In thousands)	2007	2006	2005
Cash paid during the period for:
Interest	$21,147	$13,574	$8,949
Income Taxes	6,411	8,287	5,689
Noncash investing activities:
Loans transferred to foreclosed property	7,837	0	4,311
Dividends declared not paid	1,483	1,413	1,135
Supplemental disclosures related to acquisitions:
Deposits	69,600	—	—
Other liabilities	286	—	—
Securities available for sale	(7,414)	—	—
Loans, net of allowance for loan loss	(62,426)	—	—
Premises and equipment	(728)	—	—
Intangibles	(11,085)	—	—
Accrued interest and other assets	(3,396)	—	—
Stock issued	21,536	—	—
Net cash and equivalents acquired	6,373	—	—

18. Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation. (Weighted average shares have been adjusted to give retroactive recognition for 2-for-1 stock split during May 2006):

	Years Ended December 31,
(In thousands, except earnings per share data)	2007	2006	2005

Net income available to common shareholders	$11,257	$13,360	$11,008
Weighted average shares outstanding	11,926	11,344	11,370
Add: dilutive effect of stock options	35	118	84
Weighted average shares outstanding
adjusted for potential dilution	11,961	11,462	11,454
Basic earnings per share	$0.94	$1.18	$0.97
Diluted earnings per share	$0.94	$1.17	$0.96
Anti-dilutive shares excluded from earnings per share calculation	57	33	30

19. Other Comprehensive Income

The following table provides a reconciliation of the amounts included in comprehensive income:

	Years Ended December 31
(In thousands)	2007	2006	2005
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain on sale securities - net of income
tax (benefit) of $605, $253, and $(644)	$909	$379	$(966)
Less: Reclassification adjustment for loss (gain) on sale of available-for-sale securities included in net income -
net of income tax (benefit) of $0, $11, and $65	0	(16)	(98)

Net unrealized (loss) gain on available-for-sale securities -
net income tax (benefit) of $605, $242, and $(709)	$909	$363	$(1,064)

Unrealized loss on interest rate swaps:
Unrealized losses arising during period - net of income tax
benefit of $110, $150 and $24	$(165)	$(225)	$(36)
Less: reclassification adjustments to interest income	310	493	246

Net change in unrealized loss on interest rate swaps -
net of income tax $97, $140 and $24	$145	$268	$210

Previously unrecognized past service costs of employee benefit plans (net tax of $55)	$85	—	—

Total other comprehensive income (loss)	$1,137	$631	$(854)

20. Derivative Financial Instruments and Hedging Activities

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

At December 31, 2007 and 2006, the information pertaining to the outstanding interest rate swap is as follows:

	December 31,	December 31,
(000’s in millions)	2007	2006
Notional amount	$1,753	$14,107
Weighted average pay rate	8.05%	7.86%
Weighted average receive rate	4.88%	4.88%
Weighted average maturity in years	0.3	1.0
Unrealized loss relating to interest rate swaps	$12	$320

The amortizing hedge has a remaining notional value of $1.8 million and a duration of approximately three months. As of December 31, 2007, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately nine months. As of December 31, 2007, the net loss amounts in accumulated other comprehensive income associated with these cash flows totaled $2,000. During the year ended December 31, 2007, $310,000 was reclassified from accumulated other comprehensive income as a reduction to interest income. As of December 31, 2007, the amounts in accumulated OCI associated with these cash flows that are expected to be reclassified into interest income during the remainder of the hedge instrument in 2008 total $9,000.

The Company performed a quarterly analysis of the effectiveness of the interest rate swap agreement at December 31, 2007. As a result of a correlation analysis, the Company has determined that the swap remains highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge and, therefore, continues to qualify for hedge accounting under the guidelines of SFAS No. 133. However, during the second quarter of 2006, the Company determined that the underlying loans being hedged were paying off faster than the notional value of the hedge instrument was amortizing. This difference between the notional value of the hedge and the underlying hedged assets is considered an “overhedge” pursuant to SFAS No. 133 guidelines and may constitute ineffectiveness if the difference is other than temporary. The Company determined during 2006 that the difference was other than temporary and, as a result, reclassified a net total of $75,000 of the pretax hedge loss reported in other comprehensive income into earnings during 2006. As of December 31, 2007, the notional value of the hedge was still in excess of the value of the underlying loans being hedged by approximately $1.3 million, but had improved from the $3.3 million difference existing at December 31, 2006. As a result, the Company recorded a pretax hedge gain related to swap ineffectiveness of approximately $66,000 during the December 31, 2007. Amounts recognized as hedge ineffectiveness gains or losses are reflected in noninterest income.

21. Investment in Bank Stock

During December 2007, the Company purchased 33,854 common shares of Northern California Bancorp, Inc. (NRLB) in a privately negotiated transaction for a price of $11.50 per share or approximately $389,000. This purchase equals approximately 1.9% of NRLB’s outstanding stock and will be treated as an marketable equity investment by the Company with changes in fair value recorded in earnings. NRLB is the holding company of Monterey County Bank. At December 31, 2007, the Company recorded a loss in its equity investment in NRLB of $17,000 based on a quoted market price of $11.00 per share at that date. The Company may purchase additional common shares of NRLB as shares become available.

22. Stock Split

On March 28, 2006, the Company’s Board of Directors approved a 2-for-1 stock split of the Company’s no par common stock effected in the form of a 100% stock dividend. The stock dividend was payable May 1, 2006 to shareholders of record as of April 7, 2006. Effective May 1, 2006, each shareholder received one additional share for each common share held as of the record date. All periods presented in the financial statements have been restated to reflect the effect of the 2-for-1 stock split.

23. Common Stock Repurchase Plan

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

During the year ended December 31, 2007, 512,332 shares were repurchased at a total cost of $10.1 million and an average per share price of $19.71. Of the shares repurchased during 2007, 166,660 shares were repurchased under the 2004 plan at an average cost of $20.46 per shares, and 345,672 shares were repurchased under the 2007 plan at an average cost of $19.35 per shares.

24. Business Combination

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

The aggregate purchase price for Legacy was $21.7 million, which included $177,000 in direct acquisition costs related to the merger. At the date of merger, Legacy Bank had 1,674,373 shares of common stock outstanding. Based upon an exchange rate of approximately .58 shares of the Company’s stock for each share of Legacy stock, Legacy shareholders received 976,411 shares of the Company’s common stock, amounting to consideration of approximately $12.86 per Legacy common share.

Legacy’s results of the operations have been included in the Company’s results beginning February 17, 2007.

During the second quarter of 2007, the Company re-evaluated the preliminary estimate of the core deposit intangible related to savings accounts acquired from Legacy and determined that the initial run-off of those deposits was faster than originally anticipated. As a result, the Company reduced the core deposits intangible by approximately $215,000 from the amount reported at March 31, 2007. Correspondingly, resultant goodwill was increased by that same $215,000. During the fourth quarter of 2007 recorded the final purchase accounting adjustments which reflected Legacy’s final book-to-tax deferred tax amounts, and other deferred tax adjustments related to purchase accounting guidelines under SFAS No. 141. The result of adjustments made during the fourth quarter of 2007 was to increase the recorded NOL benefit by $22,000, record deferred tax liabilities of $727,000, and to increase goodwill by $705,000.

The following summarizes the purchase and the resultant allocation to fair-market-value adjustments and goodwill:

Purchase Price:
Total value of the Company's common stock exchanged	$21,536
Direct acquisition costs	177
Total purchase price	21,713
Allocation of Purchase Price:
Legacy's shareholder equity	8,588
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Investments	23
Loans	(118)
Deferred taxes	1,430
Core Deposit Intangible	3,000
Estimated fair value of net assets acquired	12,923
Goodwill resulting from acquisition	$8,790

The following condensed balance sheet summarizes the amount assigned for each major asset and liability category of Legacy at the merger date:

Assets:
Cash	$3,173
Federal Funds Purchased	3,200
Securities available for sale	7,414
Loans, net of allowance for loan losses	62,426
Premises and equipment	729
Deferred taxes	1,430
Core deposit intangibles	3,000
Goodwill	8,790
Accrued interest and other assets	1,437
Total Assets	$91,599
Liabilities:
Deposits:
Non-interest bearing	$17,262
Interest-bearing	52,338
Total deposits	$69,600
Accrued interest payable and other liabilities	286
Total liabilities	$69,886
Net assets assigned to purchase	$21,713

The merger transaction was accounted for using the purchase accounting method, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities. The allocations of purchase price based upon the fair value of assets acquired and liabilities assumed were finalized during the fourth quarter of 2007. Management believes the Company will be able to fully utilize the net operating loss carry-forward (NOL) obtained in the Legacy merger. The Company has utilized a fair value approach for Legacy’s loan portfolio which includes certain market rate assumptions on segmented portions of the loan portfolio with similar credit characteristics, and credit risk assumptions specific to the individual loans within that portfolio.

Core deposit intangibles totaling $3.0 million will be amortized for financial statement purposes over an estimated life of approximately 7 years using a method that approximates the interest method. Core deposit intangibles will be reviewed for impairment on an annual basis.

Goodwill totaling $8.8 million will not be amortized for book purposes under current accounting guidelines. Because the merger was a tax-deferred stock-for-stock purchase, goodwill is not deductible for tax purposes. Goodwill will be reviewed for impairment on an annual basis.

25. Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares - (parent only)
Balance Sheets - December 31, 2007 and 2006
(In thousands)	2007	2006
Assets
Cash and equivalents	$2,546	$2,417
Investment in bank subsidiary	94,589	79,835
Investment in nonbank entity	122	122
Investment in bank stock	372	0
Other assets	470	944
Total assets	$98,099	$83,318

Liabilities & Shareholders' Equity
Liabilities:
Junior subordinated debt securities (at fair value) 12/31/07)	$13,341	$15,464
Accrued interest payable	0	613
Deferred taxes	998	0
Other liabilities	1,329	1,199
Total liabilities	15,668	17,276

Shareholders' Equity:
Common stock, no par value
20,000,000 shares authorized, 11,855,192 and 11,301,113
issued and outstanding, in 2007 and 2006	32,587	20,448
Retained earnings	49,997	46,884
Accumulated other comprehensive loss	(153)	(1,290)
Total shareholders' equity	82,431	66,042
Total liabilities and shareholders' equity	$98,099	$83,318

United Security Bancshares - (parent only) Income Statements	Years Ended December 31,
(In thousands)	2007	2006	2005
Income
Dividends from subsidiaries	$17,600	$7,300	$5,012
Gain on fair value option of financial assets	2,504	0	0
Other income	0	0	20
Total income	20,104	7,300	5,032
Expense
Interest expense	1,234	1,355	1,091
Other expense	469	378	1,033
Total expense	1,703	1,733	2,124
Income before taxes and equity in undistributed
income of subsidiary	18,401	5,567	2,908
Income tax expense (benefit)	337	(729)	(866)
(Deficit) equity in undistributed income of subsidiary	(6,807)	7,064	7,234
Net Income	$11,257	$13,360	$11,008

United Security Bancshares - (parent only) Income Statements	Years Ended December 31,
(In thousands)	2007	2006	2005
Cash Flows From Operating Activities
Net income	$11,257	$13,360	$11,008
Adjustments to reconcile net earnings to cash
provided by operating activities:
Deficit (equity) in undistributed income of subsidiary	6,807	(7,064)	(7,234)
Deferred taxes	998	0	0
Write-down of other investments	17	0	702
Gain on fair value option of financial liability	(2,504)	0	0
Amortization of issuance costs	0	17	17
Net change in other liabilities	381	297	(92)
Net cash provided by operating activities	16,956	6,610	4,401

Cash Flows From Investing Activities
Investment in bank stock	(389)	0	0
Proceeds from sale of investment in title company	0	149	527
Net cash (used in) provided by investing activities	(389)	149	527

Cash Flows From Financing Activities
Proceeds from stock options exercised	510	335	118
Net proceeds from issuance of junior subordinated debt	(923)	0	0
Repurchase and retirement of common stock	(10,095)	(2,436)	(377)
Payment of dividends on common stock	(5,930)	(4,881)	(3,980)
Net cash used in financing activities	(16,438)	(6,982)	(4,239)

Net increase decrease in cash and cash equivalents	129	(223)	689
Cash and cash equivalents at beginning of year	2,417	2,640	1,951
Cash and cash equivalents at end of year	$2,546	$2,417	$2,640

Supplemental cash flow disclosures
Noncash financing activities:
Dividends declared not paid	$1,483	$1,413	$1,135

26. Quarterly Financial Data (unaudited)

Selected quarterly financial data for the years ended December 31, 2007 and 2006 are presented below:

	2007				2006
(In thousands except per share data)	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$14,245	$14,713	$13,962	$14,236	$12,847	$12,548	$11,409	$10,552
Interest expense	5,450	5,494	5,126	4,503	4,126	3,999	3,311	2,739
Net interest income	8,795	9,219	8,836	9,733	8,721	8,549	8,098	7,813
Provision for credit losses	3,337	1,950	208	202	241	276	123	240
Gain (loss) on sale of securities	0	0	0	0	27	0	0	0
Other noninterest income	2,110	4,019	1,954	1,581	1,872	2,331	1,594	3,207
Noninterest expense	6,723	5,292	5,517	5,200	5,293	5,060	5,036	4,548
Income before income tax expense	845	5,996	5,065	5,912	5,086	5,544	4,533	6,232
Income tax expense	156	2,339	1,757	2,309	2,113	2,083	1,471	2,368
Net income	$689	$3,657	$3,308	$3,603	$2,973	$3,461	$3,062	$3,864
Net income per share:
Basic	$0.06	$0.31	$0.27	$0.30	$0.26	$0.30	$0.27	$0.34
Diluted	$0.06	$0.31	$0.27	$0.30	$0.26	$0.30	$0.27	$0.34
Dividends declared per share	$0.125	$0.125	$0.125	$0.125	$0.125	$0.11	$0.11	$0.11
Average shares outstanding
For net income per share:
Basic	11,887	11,925	12,078	11,947	11,302	11,358	11,369	11,370
Diluted	11,900	11,946	12,135	12,006	11,430	11,476	11,496	11,490

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

(b) Changes in Internal Controls over Financial Reporting: There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control over Financial Reporting:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of United Security Bancshares and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The Company’s independent registered public accounting firm, Moss Adams LLP, who audits the Company’s consolidated financial statements, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report is included in Item 8, “financial statements and supplementary data” to the Form 10-K.

Dated March 14, 2008

Item 9B. Other Information

 None

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Election of Directors and Executive Officers" and “Corporate Governance Principles and Board Matters” set forth in the Company's definitive Proxy Statement for its 2008 Annual Meeting of Shareholders ("Proxy Statement").

Item 11 - Executive Compensation

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Executive Compensation" and “Director Compensation” set forth in the Company's definitive Proxy Statement for its 2008 Annual Meeting of Shareholders ("Proxy Statement").

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Shareholdings of Certain Beneficial Owners and Management" set forth in the Company's definitive Proxy Statement for its 2008 Annual Meeting of Shareholders ("Proxy Statement").

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Certain Transactions" and “Corporate Governance Principles” set forth in the Company's definitive Proxy Statement for its 2008 Annual Meeting of Shareholders ("Proxy Statement").

Item 14. Principal Accountant Fees and Services

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Independent Accountant Fees and Services" set forth in the Company's definitive Proxy Statement for its 2008 Annual Meeting of Shareholders ("Proxy Statement").

PART IV

Item 15 - Exhibits and Financial Statement Schedules

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

(a)(3) Exhibits

3.1	Articles of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

4.1	Specimen common stock certificate of United Security Bancshares (1)

10.1	Amended and Restated Executive Salary Continuation Agreement for Dennis Woods

10.2	Amended and Restated Employment Agreement for Dennis R. Woods

10.3	Amended and Restated Executive Salary Continuation Agreement for Kenneth Donahue

10.4	Amended and Restated Change in Control Agreement for Kenneth Donahue

10.5	Amended and Restated Executive Salary Continuation Agreement for David Eytcheson

10.6	Amended and Restated Change in Control Agreement for David Eytcheson

10.7	Amended and Restated Executive Salary Continuation Agreement for Rhodlee Braa

10.8	Amended and Restated Change in Control Agreement for Rhodlee Braa

10.9	Amended and Restated Executive Salary Continuation Agreement for William F. Scarborough

10.10	Amended and Restated Change in Control Agreement for William F. Scarborough

10.11	USB 2005 Stock Option Plan. Filed as Exhibit B to the Company's 2005 Schedule 14A Definitive Proxy filed April 18, 2005 and incorporated herein by reference.

10.12	Stock Option Agreement for William F. Scarborough dated August 1, 2005 (2)

10.13	Stock Option Agreement for Dennis R. Woods dated February 6, 2006 (3)

11.1	Computation of earnings per share.

See Note 18 to Consolidated Financial Statements and related documents set forth in “Item 8. Financial Statements and Supplementary Data” of this report are filed as part of this report.

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

(c) Financial statement schedules filed:

See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the year ended December 31, 2007 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 14th day of March, 2008

United Security Bancshares

March 14, 2008	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

March 14, 2008	/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer

March 14, 2008	/S/ Richard B. Shupe
Richard B. Shupe
Vice President and
Controller

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	3/14/2008	/s/ Robert G. Bitter
Director

Date:	3/14/2008	/s/ Stanley J. Cavalla
Director

Date:	3/14/2008	/s/ Tom Ellithorpe
Director

Date:	3/14/2008	/s/ R. Todd Henry
Director

Date:	3/14/2008	/s/ Ronnie D. Miller
Director

Date:	3/14/2008	/s/ Robert M. Mochizuki
Director

Date:	3/14/2008	/s/ Walter Reinhard
Director

Date:	3/14/2008	/s/ John Terzian
Director

Date:	3/14/2008	/s/ Mike Woolf
Director