Form 10-Q
period 2008-03-31
UNITED SECURITY BANCSHARES
filed 2008-05-08
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

Commission file number: 000-32987

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

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
Yes☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐Small reporting company ☐

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of April 30, 2008: 11,830,502

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
March 31, 2008 and December 31, 2007

	March 31,	December 31,
(in thousands except shares)	2008	2007
Assets
Cash and due from banks	$21,914	$25,300
Federal funds sold	0	0
Cash and cash equivalents	21,914	25,300
Interest-bearing deposits in other banks	2,740	2,909
Investment securities available for sale (at fair value)	102,757	89,415
Loans and leases	578,022	598,220
Unearned fees	(1,511)	(1,739)
Allowance for credit losses	(10,924)	(10,901)
Net loans	565,587	585,580
Accrued interest receivable	3,233	3,658
Premises and equipment – net	15,295	15,574
Other real estate owned	7,438	6,666
Intangible assets	3,720	4,621
Goodwill	10,417	10,417
Cash surrender value of life insurance	14,045	13,852
Investment in limited partnership	3,026	3,134
Deferred income taxes	4,177	4,301
Other assets	7,740	6,288
Total assets	$762,089	$771,715

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$138,013	$139,066
Interest bearing	476,482	495,551
Total deposits	614,495	634,617
Federal funds purchased	15,000	22,280
Other borrowings	28,000	10,000
Accrued interest payable	1,256	1,903
Accounts payable and other liabilities	7,746	7,143
Junior subordinated debentures (at fair value)	12,777	13,341
Total liabilities	679,274	689,284

Shareholders' Equity
Common stock, no par value
20,000,000 shares authorized, 11,833,566 and 11,855,192
issued and outstanding, in 2008 and 2007, respectively	32,237	32,587
Retained earnings	50,958	49,997
Accumulated other comprehensive loss	(380)	(153)
Total shareholders' equity	82,815	82,431
Total liabilities and shareholders' equity	$762,089	$771,715

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (unaudited)

	Three Months Ended March 31,
(In thousands except shares and EPS)	2008	2007
Interest Income:
Loans, including fees	$11,352	$13,100
Investment securities – AFS – taxable	1,318	933
Investment securities – AFS – nontaxable	24	27
Federal funds sold	16	96
Interest on deposits in other banks	34	80
Total interest income	12,744	14,236
Interest Expense:
Interest on deposits	4,201	4,057
Interest on other borrowings	558	446
Total interest expense	4,759	4,503
Net Interest Income Before
Provision for Credit Losses	7,985	9,733
Provision for Credit Losses	265	202
Net Interest Income	7,720	9,531
Noninterest Income:
Customer service fees	1,197	1,136
Gain on redemption of securities	24	0
Gain on sale of other real estate owned	0	12
Gain (loss) on swap ineffectiveness	9	(1)
Gain on fair value of financial liability	540	0
Shared appreciation income	110	6
Other	453	428
Total noninterest income	2,333	1,581
Noninterest Expense:
Salaries and employee benefits	2,842	2,687
Occupancy expense	964	823
Data processing	80	137
Professional fees	309	433
Director fees	64	56
Amortization of intangibles	278	184
Correspondent bank service charges	130	76
Impairment loss on core deposit intangible	624	0
Loss on California tax credit partnership	108	101
OREO expense	32	42
Other	685	661
Total noninterest expense	6,116	5,200
Income Before Taxes on Income	3,937	5,912
Provision for Taxes on Income	1,437	2,309
Net Income	$2,500	$3,603
Other comprehensive income, net of tax:
Unrealized (loss) gain on available for sale securities,
interest rate swap, and past service costs of employee benefit
plans - net income tax (benefit) of $(131) and $225	(227)	337
Comprehensive Income	$2,273	$3,940
Net Income per common share
Basic	$0.21	$0.30
Diluted	$0.21	$0.30
Shares on which net income per common shares
were based
Basic	11,845,927	11,947,319
Diluted	11,855,264	12,006,111

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Periods Ended March 31, 2008

	Common stock	Common stock		Accumulated Other
	Number		Retained	Comprehensive
(In thousands except shares)	of Shares	Amount	Earnings	Income (Loss)	Total
Balance January 1, 2007	11,301,113	20,448	46,884	(1,290)	66,042

Director/Employee stock options exercised	60,000	340			340
Net changes in unrealized loss
on available for sale securities
(net of income tax of $164)				247	247
Net changes in unrealized loss
on interest rate swaps
(net of income tax of $47)				70	70
Net changes in unrecognized past service
Cost on employee benefit plans
(net of income tax of $14)				21	21
Dividends on common stock ($0.125 per share)			(1,536)		(1,536)
Repurchase and cancellation of common shares	(117,403)	(2,522)			(2,522)
Issuance of shares for business combination	976,411	21,536			21,536
Stock-based compensation expense		47			47
Cumulative effect of adoption of SFAS No. 159
(net income tax benefit of $613)			(845)		(845)
Cumulative effect of adoption of FIN48			(1,298)		(1,298)
Net Income			3,603		3,603
Balance March 31, 2007 (Unaudited)	12,220,121	39,849	46,808	(952)	85,705

Director/Employee stock options exercised	30,000	170			170
Net changes in unrealized loss
on available for sale securities
(net of income tax of $441)				662	662
Net changes in unrealized loss
on interest rate swaps
(net of income tax of $50)				75	75
Net changes in unrecognized past service
Cost on employee benefit plans
(net of income tax of $41)				62	62
Dividends on common stock ($0.375 per share)			(4,465)		(4,465)
Repurchase and cancellation of common shares	(394,929)	(7,572)			(7,572)
Stock-based compensation expense		140			140
Net Income			7,654		7,654
Balance December 31, 2007	11,855,192	32,587	49,997	(153)	82,431

Director/Employee stock options exercised	8,000	70			70
Net changes in unrealized loss
on available for sale securities
(net of income tax benefit of $147)				(250)	(250)
Net changes in unrealized loss
on interest rate swaps
(net of income tax of $1)				2	2
Net changes in unrecognized past service
Cost on employee benefit plans
(net of income tax of $14)				21	21
Dividends on common stock ($0.13 per share)			(1,539)		(1,539)
Repurchase and cancellation of common shares	(29,626)	(452)			(452)
Stock-based compensation expense		32			32
Net Income			2,500		2,500
Balance March 31, 2008 (Unaudited)	11,833,566	$32,237	$50,958	$(380)	$82,815

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In thousands)	2008	2007
Cash Flows From Operating Activities:
Net income	$2,500	$3,603
Adjustments to reconcile net earnings to cash provided by operating activities:
Provision for credit losses	265	202
Depreciation and amortization	703	576
Amortization of investment securities	(37)	(27)
Gain on redemption of securities	(24)	0
Decrease (increase) in accrued interest receivable	425	(221)
Decrease in accrued interest payable	(647)	(740)
(Decrease) increase in unearned fees	(228)	78
Increase in income taxes payable	1,435	2,021
Stock-based compensation expense	33	47
Increase in accounts payable and accrued liabilities	(622)	(1,541)
Gain on sale of other real estate owned	0	(12)
Impairment loss on core deposit intangible	624	0
(Gain) loss on swap ineffectiveness	(9)	1
Increase in surrender value of life insurance	(193)	(121)
Gain on fair value option of financial liabilities	(540)	0
Loss on tax credit limited partnership interest	108	101
Net (increase) decrease in other assets	(1,210)	181
Net cash provided by operating activities	2,583	4,148

Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	169	(60)
Purchases of available-for-sale securities	(24,666)	(19,178)
Maturities and calls of available-for-sale securities	11,096	12,371
Net purchase of correspondent bank stock	0	(196)
Investments in limited partnerships	(42)	0
Investment in other bank stock	(72)	0
Net decrease (increase) in loans	18,948	(4,035)
Cash and equivalents received in bank acquisition	0	6,373
Proceeds from sales of foreclosed assets	43	7
Proceeds from settlement of other real estate owned	0	12
Capital expenditures for premises and equipment	(178)	(562)
Net cash provided by (used in) investing activities	5,298	(5,268)

Cash Flows From Financing Activities:
Net increase (decrease) in demand deposit
and savings accounts	13,950	(32,306)
Net (decrease) increase in certificates of deposit	(34,072)	15,917
Net decrease in federal funds purchased	(7,280)	0
Net increase in FHLB term borrowings	18,000	10,000
Director/Employee stock options exercised	70	340
Repurchase and retirement of common stock	(452)	(2,522)
Payment of dividends on common stock	(1,483)	(1,420)
Net cash used in financing activities	(11,267)	(9,991)

Net decrease in cash and cash equivalents	(3,386)	(11,111)
Cash and cash equivalents at beginning of period	25,300	43,068
Cash and cash equivalents at end of period	$21,914	$31,957

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

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its 2007 Annual Report on Form 10-K. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring, nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. Certain reclassifications have been made to the 2007 financial statements to conform to the classifications used in 2008. None of these reclassifications were material.

New Accounting Standards:

In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 06-4 (EITF 06-4), "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions or APB Opinion No. 12, Omnibus Opinion-1967." The provisions of EITF 06-4 became effective on January 1, 2008 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption, or through retrospective application to all prior periods. The Company's split-dollar life insurance benefits are limited to the employee's active service period. EITF 06-4 had no impact on the Company’s financial condition or results of operations.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for and affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS No. 161 as of January 1, 2009 will not have a material impact on the Company’s consolidated financial position or results of operations, as it impacts financial statement disclosure only.

2. Investment Securities Available for Sale

Following is a comparison of the amortized cost and approximate fair value of securities available-for-sale, as of March 31, 2008 and December 31, 2007:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Carrying
(In thousands)	Cost	Gains	Losses	Amount)
March 31, 2008:
U.S. Government agencies	$61,560	$864	$(65)	$62,359
U.S. Government agency
collateralized mortgage obligations	26,524	134	(990)	25,668
Obligations of state and
political subdivisions	1,287	35	0	1,322
Other investment securities	13,785	0	(377)	13,408
	$103,156	$1,033	$(1,432)	$102,757
December 31, 2007:
U.S. Government agencies	$65,764	$524	$(302)	$65,986
U.S. Government agency
collateralized mortgage obligations	7,782	44	(4)	7,822
Obligations of state and
political subdivisions	2,227	54	0	2,281
Other investment securities	13,752	0	(426)	13,326
	$89,525	$622	$(732)	$89,415

Included in other investment securities at March 31, 2008 is a short-term government securities mutual fund totaling $7.7 million, a CRA-qualified mortgage fund totaling $4.9 million, and a money-market mutual fund totaling $785,000. Included in other investment securities at December 31, 2007, is a short-term government securities mutual fund totaling $7.7 million, a CRA-qualified mortgage fund totaling $4.9 million, and an overnight money-market mutual fund totaling $752,000. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were realized gains totaling $24,000 on calls of available-for-sale securities during the three months ended March 31, 2008. There were no realized losses on sales or calls of available-for-sale securities during the three months ended March 31, 2008. There were no realized gains or losses on sales or calls of available-for-sale securities during the three months ended March 31, 2007.

Securities that have been temporarily impaired less than 12 months at March 30, 2008 are comprised of three collateralized mortgage obligations with a total weighted average life of 4.7 years. As of March 31, 2008, there were two U.S. government agency securities and two municipal agency securities with a total weighted average life of 1.6 years that have been temporarily impaired for twelve months or more.

The following summarizes temporarily impaired investment securities at March 31, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
(In thousands)	Amount)	Losses	Amount)	Losses	Amount)	Losses
Securities available for sale:
U.S. Government agencies	$0	$0	$5,971	$(65)	$5,971	$(65)
U.S. Government agency
collateralized mortgage
obligations	18,363	(990)	0	0	18,363	(990)
Obligations of state and
political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	12,623	(377)	12,623	(377)
Total impaired securities	$18,363	$(990)	$18,594	$(442)	$36,957	$(1,432)

Because the decline in market value is attributable to changes in market rates of interest rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company considers these investments to be temporarily impaired at March 31, 2008.

At March 31, 2008 and December 31, 2007, available-for-sale securities with an amortized cost of approximately $87.9 million and $71.0 million (fair value of $87.8 million and $71.3 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

3. Loans and Leases

Loans include the following:

	March 31,	% of	December 31,	% of
(In thousands)	2008	Loans	2007	Loans
Commercial and industrial	$196,452	34.0%	$204,385	34.2%
Real estate – mortgage	144,839	25.1%	142,565	23.8%
Real estate – construction	164,297	28.3%	178,296	29.8%
Agricultural	47,187	8.2%	46,055	7.7%
Installment/other	17,156	3.0%	18,171	3.0%
Lease financing	8,091	1.4%	8,748	1.5%
Total Gross Loans	$578,022	100.0%	$598,220	100.0%

Loans over 90 days past due and still accruing totaled $1.2 million and $189,000 at March 31, 2008 and December 31, 2007, respectively. Nonaccrual loans totaled $22.3 million and $21.6 million at March 31, 2008 and December 31, 2007, respectively.

An analysis of changes in the allowance for credit losses is as follows:

	March 31,	December 31,	March 31,
(In thousands)	2008	2007	2007
Balance, beginning of year	$10,901	$8,365	$8,365
Provision charged to operations	265	5,697	202
Losses charged to allowance	(302)	(4,493)	(152)
Recoveries on loans previously charged off	60	64	19
Reserve acquired in merger	0	1,268	1,268
Balance at end-of-period	$10,924	$10,901	$9,702

The allowance for credit losses represents management's estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. The formula allowance for unfunded loan commitments totaling $518,000 and $548,000 at March 31, 2008 and December 31, 2007, respectively, is carried in other liabilities. Significant changes in these estimates might be required in the event of a downturn in the economy and/or the real estate markets in the San Joaquin Valley, the greater Oakhurst area, East Madera County, and Santa Clara County.

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the periods presented:

(in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Total impaired loans at period-end	$20,687	$20,627	$15,919
Impaired loans which have specific allowance	8,334	10,750	12,664
Total specific allowance on impaired loans	4,137	4,452	5,001
Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	12,352	9,877	3,255

(in thousands)	YTD – 3/31/08	YTD - 12/31/07	YTD – 3/31/07
Average recorded investment in impaired loans during period	$20,657	$15,857	$9,000
Income recognized on impaired loans during period	0	0	0

4. Deposits

Deposits include the following:

	March 31,	December 31,
(In thousands)	2008	2007
Noninterest-bearing deposits	$138,013	$139,066
Interest-bearing deposits:
NOW and money market accounts	166,470	153,717
Savings accounts	42,262	40,012
Time deposits:
Under $100,000	59,343	52,297
$100,000 and over	208,407	249,525
Total interest-bearing deposits	476,482	495,551
Total deposits	$614,495	$634,617

5. Short-term Borrowings/Other Borrowings

At March 31, 2008, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $338.9 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $33.7 million. At March 31, 2008, the Company had total outstanding balances of $30.0 million drawn against its FHLB line of credit. The weighted average cost of borrowings for the quarter ended March 31, 2008 was 3.10%. Of the $30.0 million in FHLB borrowings outstanding at March 31, 2008, $2.0 million was in overnight borrowings, and the other $28.0 million consists of FHLB term-borrowings summarized in the table below.

FHLB term borrowings at March 31, 2008 (in 000’s):

Term	Balance at 3/31/08	Rate	Maturity
1 year	$7,000	2.51%	2/11/09
2 year	10,000	4.92%	3/30/09
2 year	11,000	2.67%	2/11/10
	$28,000	3.43%

At December 31, 2007, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $386.7 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $22.0 million. At December 31, 2007, the Company had total outstanding balances of $32.3 million in borrowings, including $10.4 million in federal funds purchased from correspondent banks at an average rate of 4.2%, and $21.9 million drawn against its FHLB lines of credit. Of the $21.9 million in FHLB borrowings outstanding at December 31, 2007, $11.9 million was in overnight borrowings at an average rate of 3.3%, and the other $10.0 million consists of a two-year FHLB advance at a fixed rate of 4.92% and a maturity date of March 30, 2009. The weighted average cost of borrowings for the year ended December 31, 2007 was 5.17%.

These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB and certain qualifying mortgage loans. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

6. Supplemental Cash Flow Disclosures

	Three Months Ended March 31,
(In thousands)	2008	2007
Cash paid during the period for:
Interest	$5,407	$5,226
Income Taxes	2	288
Noncash investing activities:
Dividends declared not paid	$1,539	1,527
Loans transferred to foreclosed assets	$772	0
Supplemental disclosures related to acquisitions:
Deposits		$69,600
Other liabilities		286
Securities available for sale		(7,414)
Loans, net of allowance for loan losses		(62,426)
Premises and equipment		(728)
Intangibles		(11,085)
Accrued interest and other assets		(3,396)
Stock issued		21,536
Net cash and equivalents acquired		$6,373

7. Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended March 31,
(In thousands except earnings per share data)	2008	2007
Net income available to common shareholders	$2,500	$3,603

Weighted average shares issued	11,846	11,947
Add: dilutive effect of stock options	9	59
Weighted average shares outstanding
adjusted for potential dilution	11,855	12,006

Basic earnings per share	$0.21	$0.30
Diluted earnings per share	$0.21	$0.30
Anti-dilutive shares excluded from
earnings per share calculation	109	46

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

The amortizing hedge has a remaining notional value of $327,000 at March 31, 2008, matures in September 2008, and has a duration of approximately two months. As of March 31, 2008, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately six months. As of March 31, 2008, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled less than $1,000. During the three months ended March 31, 2008, $5,000 was reclassified from other accumulated comprehensive income into expense, and is reflected as a reduction in interest income.

The Company performed a quarterly analysis of the effectiveness of the interest rate swap agreement at March 31, 2008. As a result of a correlation analysis, the Company has determined that the swap remains highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge and, therefore, continues to qualify for hedge accounting under the guidelines of SFAS No. 133. However, during the second quarter of 2006, the Company determined that the underlying loans being hedged were paying off faster than the notional value of the hedge instrument was amortizing. This difference between the notional value of the hedge and the underlying hedged assets is considered an “overhedge” pursuant to SFAS No. 133 guidelines and may constitute ineffectiveness if the difference is other than temporary. The Company determined during 2006 that the difference was other than temporary and, as a result, reclassified a net total of $75,000 of the pretax hedge loss reported in other comprehensive income into earnings during 2006. As of March 31, 2008, the notional value of the hedge was still in excess of the value of the underlying loans being hedged by approximately $252,000, but had improved from the $1.3 million difference existing at December 31, 2007. As a result, the Company recorded a pretax hedge gain related to swap ineffectiveness of approximately $9,000 during the quarter ended March 31, 2008. Amounts recognized as hedge ineffectiveness gains or losses are reflected in noninterest income.

9. Common Stock Repurchase Plan

Since August 2001, the Company’s Board of Directors has approved three separate consecutive plans to repurchase, as conditions warrant, up to approximately 5% of the Company’s common stock on the open market or in privately negotiated transactions. The duration of the stock repurchase programs has been open-ended and the timing of purchases depends on market conditions. As each new stock repurchase plan was approved, the previous plan was cancelled.

On May 16, 2007, the Company announced a third stock repurchase plan to repurchase, as conditions warrant, up to 610,000 shares of the Company's common stock on the open market or in privately negotiated transactions. The repurchase plan represents approximately 5.00% of the Company's currently outstanding common stock. The duration of the program is open-ended and the timing of purchases will depend on market conditions. Concurrent with the approval of the new repurchase plan, the Company canceled the remaining 75,733 shares available under the previous 2004 repurchase plan.

During the year ended December 31, 2007, 512,332 shares were repurchased at a total cost of $10.1 million and an average per share price of $19.71. Of the shares repurchased during 2007, 166,660 shares were repurchased under the previous 2004 plan at an average cost of $20.46 per shares, and 345,672 shares were repurchased under the 2007 plan at an average cost of $19.35 per shares.

During the three months ended March 31, 2008, 29,626 shares were repurchased at a total cost of $452,000 and an average per share price of $15.25.

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

Included in salaries and employee benefits for the three months ended March 31, 2008 and 2007 is $33,000 and $47,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to either quarter.

A summary of the Company’s options as of January 1, 2008 and changes during the three months ended March 31, 2008 is presented below.

		Weighted		Weighted
		Average		Average
	2005	Exercise	1995	Exercise
	Plan	Price	Plan	Price
Options outstanding January 1, 2008	176,500	$17.14	36,000	$11.21
Exercised during the period	0	—	(8,000)	8.75
Forfeited during the period	0	—	(12,000)	11.53
Options outstanding March 31, 2008	176,500	$17.14	16,000	$12.21

Options exercisable at March 31, 2008	62,900	$16.71	14,000	$12.21

As of March 31, 2008 and 2007, there was $191,000 and $341,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.00 years and 1.50 years, respectively. The Company received $70,000 and $340,000 in cash proceeds on options exercised during the three months ended March 31, 2008 and 2007, respectively. No tax benefits were realized on stock options exercised during the three months ended March 31, 2008 or 2007, because all options exercised during the periods were incentive stock options.

	Period Ended	Period Ended
	March 31, 2008	March 31, 2007
Weighted average grant-date fair value of stock options granted	n/a	$4.86
Total fair value of stock options vested	$70,850	$70,446
Total intrinsic value of stock options exercised	$55,000	$1,096,000

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

	March 31, 2008	March 31, 2007
Risk Free Interest Rate	—	4.53%
Expected Dividend Yield	—	2.47%
Expected Life in Years	—	6.50 Years
Expected Price Volatility	—	20.63%

The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the stock based award and stock price volatility. The assumptions listed about represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the Company's recorded stock-based compensation expense could have been materially different from that previously reported by the Company. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company’s current expected forfeiture rate is zero. If the Company's actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.

11. Taxes – FIN48

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN48), on January 1, 2007. FIN 48 clarifies SFAS No. 109, “Accounting for Income Taxes,” to indicate a criterion that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines of FIN48, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term, “more likely than not”, means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority and all available information is known to the taxing authority.

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

The Company reviewed its REIT tax position as of January 1, 2007 (adoption date) and again during subsequent quarters since that time in light of the adoption of FIN48. The Bank, with guidance from advisors believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined in FIN48) that the Bank will prevail in its case with the FTB. As a result of the implementation of FIN48, the Company recognized approximately a $1.3 million increase in the liability for unrecognized tax benefits (included in other liabilities), which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The adjustment provided at adoption included penalties proposed by the FTB of $181,000 and interest totaling $210,000. During the year ended December 31, 2007, and the quarter ended March 31, 2008, the Company recorded an additional $87,000 and $22,000, respectively in interest liability pursuant to the provisions of FIN48. The Company had approximately $500,000 accrued for the payment of interest and penalties at March 31, 2008. Subsequent to the initial adoption of FIN48, it is the Company’s policy to recognize interest expense related to unrecognized tax benefits, and penalties, as a component tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in 000’s):

Balance at January 1, 2008	$1,385
Additions for tax provisions of prior years	22
Balance at March 31, 2008	$1,407

12. Fair Value Adjustments - Junior Subordinated Debt/Trust Preferred Securities

Effective January 1, 2007, the Company elected early adoption of SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. The Company also adopted the provisions of SFAS No. 157, “Fair Value Measurements”, effective January 1, 2007, in conjunction with the adoption of SFAS No. 159. SFAS No. 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Company elected the fair value measurement option for all the Company’s pre-existing junior subordinated debentures issued under the Company’s wholly-owned trust, USB Capital Trust I. The junior subordinated debt issued under USB Capital Trust I was ultimately redeemed during July 2008, and USB Capital Trust I was dissolved. The Company also elected the fair value option pursuant to SFAS No. 159 for subsequent junior subordinated debt issued under USB Capital Trust II formed during July 2007.

At March 31, 2008 the Company performed a fair value measurement analysis on its junior subordinated debt pursuant to SFAS No. 157 using a valuation model approach that had been utilized in previous periods because of the absences of quoted market prices. Because the trust preferred markets became effectively inactive during the first quarter of 2008 due to increasing credit concerns in the capital markets, management used unobservable pricing spreads to 3-month LIBOR in the fair value determination of its junior subordinated debt. Management utilized a similar market spread from 3-month LIBOR to that used for the fourth quarter of 2007 when observable data were more available. Management believes this market spread is indicative of those used by market participants.

The fair value calculation performed at March 31, 2008 resulted in a pretax gain adjustment of $539,573 for the junior subordinated debt. The gain adjustment is the result of a 200 basis point decline in the 3-month LIBOR base rate between December 31, 2007 and March 31, 2008. At March 31, 2008, the total cumulative fair value gain recorded on the balance sheet for was $2.9 million. Fair value gains are reflected as a component of noninterest income.

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

The Company performs fair value measurements on certain assets and liabilities as the result of the application of accounting guidelines and pronouncements that were relevant prior to the adoption of SFAS No. 157. Some fair value measurements, such as for available-for-sale securities and interest rate swaps are performed on a recurring basis, while others, such as impairment of loans, goodwill and other intangibles, are performed on a nonrecurring basis.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of March 31, 2008 (in 000’s):

		Quoted Prices in Active Markets for Identical	Significant Other	Significant Unobservable
Description of Assets	March 31, 2008	Assets (Level 1)	Observable Inputs (Level 2)	Inputs (Level 3)
AFS Securities	$102,757	$102,757
Investment in Bank securities	367	367
Interest Rate Swap	(0)		($0)
Impaired Loans (non-recurring)	4,198		1,999	$2,199
Core deposit intangibles (non-recurring)	1,641			1,641
Total	$108,963	$103,124	$1,999	$3,840

		Quoted Prices in Active Markets		Significant
Description of Liabilities	March 31, 2008	for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Junior subordinated debt	$12,777			$12,777
Total	$12,777	$0	$0	$12,777

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2007 (in 000’s):

		Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
Description of Assets	December 31, 2007	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
AFS Securities	$89,415	$89,415
Interest Rate Swap	(12)		($12)
Impaired Loans (non-recurring)	6,298		4,185	$2,113
Total	$95,701	$89,415	$4,173	$2,113

		Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
Description of Liabilities	December 31, 2007	Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Junior subordinated debt	$13,341		$13,341
Total	$13,341	$0	$13,341	$0

Available for sale securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.

Investment in Bank securities is classified as available for sale and is valued based upon open-market price quotes obtained from an active stock exchange. Changes in fair market value are recorded in other comprehensive income.

The fair value of interest rate swap contracts is based on the discounted net present value of the swap using third party dealer quotes. Changes in fair market value are recorded in other comprehensive income, and changes resulting from ineffectiveness are recorded in current earnings.

Fair value measurements for impaired loans are performed pursuant to SFAS No. 114, and are based upon either collateral values supported by appraisals, or observed market prices. The change in fair value of impaired assets that were valued based upon level three inputs was approximately $5,000 and $203,000 for the three months ended March 31, 2008, and year ended December 31, 2007, respectively. This loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the loan loss reserve. Such adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for credit losses recorded in current earnings.

The fair value of the junior subordinated debt was determined based upon a valuation discounted cash flows model utilizing observable market rates and credit characteristics for similar instruments. In its analysis, the Company used characteristics that distinguish market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the three month period ended March 31, 2008, management utilized a similar market spread from 3-month LIBOR to that used for the fourth quarter of 2007 when observable data were more available. Company believes this adjustment is significant enough to the fair value determination of the junior subordinated debt as to make them Level 3 inputs as of March 31, 2008. The junior subordinated debt was classified as Level 2 as of December 31, 2007.

The nonrecurring fair value measurements performed during the quarter ended March 31, 2008 resulted in a pretax fair value impairment adjustment of $624,000 ($364,000 net of tax) to the core deposit intangible asset .The adjustment is reflected as a component of noninterest expense for the quarter ended March 31, 2008.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring and non-recurring basis during the periods ended March 31, 2008 and 2007 (in 000’s):

	3/31/2008	3/31/2007
Reconciliation of Assets:	Impaired Loans	Impaired Loans	Business Combinations
Beginning balance	$2,211	$1,521	$0

Total gains or (losses) included in earnings (or changes in net assets)	5	(203)	9,910
Transfers in and/or out of Level 3	(17)	85	68,748
Ending balance	$2,199	$1,403	$78,658

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$27	($203)	$9,910

	3/31/2008	3/31/2007
Reconciliation of Liabilities:	Junior Sub Debt	Business Combinations
Beginning balance	$0	$0

Total gains or (losses) included in earnings (or changes in net assets)	(540)	(3,215)
Transfers in and/or out of Level 3	13,317	69,600
Ending balance	$12,777	$66,385

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	($540)	($3,215)

During the quarter ended March 31, 2008, the Company reclassified approximately $12.8 million in junior subordinated debt from Level 2 to Level 3 because certain significant inputs for the fair value measurement became unobservable. This reclass was primarily the result of continued credit market and liquidity deterioration in which credit markets for trust preferred securities became effectively inactive during the period.

14. Impairment Loss – Core Deposit Intangible

The Company conducts periodic impairment analysis on its intangible assets and goodwill. Impairment analysis is performed annually or more often as conditions require.

During the first quarter of 2008, the Company performed an impairment analysis of the goodwill and core deposit intangible assets associated with the Legacy Bank merger completed during February 2007. The original goodwill and core deposit intangible assets recorded as a result of the Legacy merger totaled $8.8 million and $3.0 million respectively. Goodwill is not amortized. The core deposit intangible asset is being amortized over an estimated life of approximately seven years. As a result, the Company recognized $164,000 and $63,000 in amortization expense during the first quarter of 2008 and 2007, respectively, bringing the net remaining carrying value of the Legacy core deposit intangible to $2.3 million at March 31, 2008.

During the impairment analysis performed as of March 31, 2008, it was determined that the original deposits purchased from Legacy Bank during February 2007 had declined faster than originally anticipated when the core deposit intangible was calculated at the time of the merger. As a result of increased deposit runoff, particularly in interest-bearing and noninterest-bearing checking accounts, the estimated value of the Legacy core deposit intangible was determined to be $1.6 million at March 31, 2008 rather than the pre-adjustment carrying value of $2.3 million. As a result of the impairment analysis, the Company recorded a pre-tax impairment loss of $624,000 ($364,000 net of tax) reflected as a component of noninterest expense for the quarter ended March 31, 2008. Pursuant to the impairment analysis conducted as of March 31, 2008, the Company determined that there was no impairment to the goodwill related to the Legacy merger.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) competitive pressures in the banking industry and changes in the regulatory environment; ii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; iv) credit quality deterioration that could cause an increase in the provision for loan losses; v) Asset/Liability matching risks and liquidity risks; volatility and devaluation in the securities markets, and vi) expected cost savings from recent acquisitions are not realized. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company currently has eleven banking branches, which provide financial services in Fresno, Madera, Kern, and Santa Clara counties.

Trends Affecting Results of Operations and Financial Position

The following table summarizes the three-month and year-to-date averages of the components of interest-bearing assets as a percentage of total interest-bearing assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	3/31/08	12/31/07	3/31/07
Loans and Leases	83.97%	85.00%	83.11%
Investment securities available for sale	15.36%	13.46%	14.56%
Interest-bearing deposits in other banks	0.39%	1.02%	1.24%
Federal funds sold	0.28%	0.52%	1.09%
Total earning assets	100.00%	100.00%	100.00%

NOW accounts	7.91%	8.82%	9.62%
Money market accounts	21.88%	25.99%	29.24%
Savings accounts	7.73%	8.79%	9.29%
Time deposits	53.58%	50.05%	47.04%
Other borrowings	6.45%	3.40%	1.37%
Subordinated debentures	2.45%	2.95%	3.44%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

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

Although weaknesses in the real estate markets and the general economy have impacted the Company’s operations to some degree, the Company continues its business development and expansion efforts throughout a diverse and growing market area, and as a result, realized continued strong earnings during the quarter ended March 31, 2008.

With market rates of interest declining 100 basis points during the fourth quarter of 2007, and another 200 basis points during the first quarter of 2008, the Company has experienced continued declines in its net interest margin. The Company’s net interest margin was 4.62% for the quarter ended March 31, 2008, as compared to 5.35% for the year ended December 31, 2007, and 6.20% for the quarter ended March 31, 2007. With approximately 59% of the loan portfolio in floating rate instruments at March 31, 2008, the effects of market rates continue to be realized almost immediately on loan yields. Loans yielded 7.82% during the quarter ended March 31, 2008, as compared to 9.07% for the year ended December 31, 2007, and 10.04% for the year quarter ended March 31, 2007. Loan yield was enhanced during 2007, as a nonperforming loan was paid off during the first quarter of 2007, providing an additional $825,000 in previously unrecognized interest income that would not have otherwise been recognized during 2007, and an enhancement to loan yield of approximately 81 basis points for the quarter ended March 31, 2007 and 14 basis points for the year ended December 31, 2007. With market rates of interest declining so rapidly during the past six months, deposit repricing has been slow to follow loan repricing, as deposit rate changes tend to lag the market, while floating-rate loans reprice immediately. In addition, the Company continues to experience pricing pressures on deposits, especially money market accounts and time deposits, as increased competition for deposits continues throughout the Company’s market area. The Company’s average cost of funds was 3.55% for the quarter ended March 31, 2008 as compared to 3.91% for the year ended December 31, 2007, and 3.80% for the quarter ended March 31, 2007.

Total noninterest income of $2.3 million reported for the quarter ended March 31, 2008 increased $752,000 or 47.6% as compared to the quarter ended March 31, 2007, and was enhanced by $540,000 in fair value gains recorded on the Company junior subordinated debt pursuant to SFAS No. 159, as well as $110,000 in shared appreciation income recorded during the first quarter of 2008. Noninterest income continues to be driven by customer service fees, which totaled $1.2 million for the quarter ended March 31, 2008, representing an increase of $61,000 or 5.3% over the $1.1 million in customer service fees reported for the quarter ended March 31, 2007. Customer service fees represented 51.3% and 71.9% of total noninterest income for the quarters ended March 31, 2008 and 2007, respectively.

Noninterest expense increased approximately $916,000 or 17.6% between the quarters ended March 31, 2007 and March 31, 2008. An impairment loss on the Company’s core deposit intangible asset related to the Legacy Bank merger totaled $624,000 or 68.1% of the increase in noninterest expense experienced during the first quarter of 2008. Other components of the increase experienced during 2008 were employee salary and benefit costs, including additional employee costs associated with the new financial services department, increased amortization costs for intangible assets, and increased correspondent bank charges. Professional fees declined $124,000 or 28.6% between the quarters ended March 31, 2007 and March 31, 2008 as the result of reductions in corporate legal fees between the two periods.

The Company has maintained a strong, yet defensive balance sheet, with moderate runoff experienced in both loans and deposits during the first quarter of 2008. Total assets declined by approximately $9.6 million during the quarter ended March 31, 2008, including a decrease of approximately $20.2 million in loans which was partially offset by an increase of $13.3 million in the investment portfolio as the Company sought sound and consistent asset yield. Even with decreased loan volume during 2008, average loans comprised approximately 84% of overall average earning assets during the quarter ended March 31, 2008.

Deposits decreased by $20.1 million during the quarter ended March 31, 2008, as brokered deposits of $100,000 or more matured and were replaced with less costly borrowings from the Company’s FHLB lines of credit In total, average core deposits, including NOW accounts, money market accounts, and savings accounts, continue to comprise a high percentage of total interest-bearing liabilities for the quarter ended March 31, 2008, although time deposits as a percentage of average deposits for the quarter have increased during 2008 as the runoff of brokered deposits increased late in the first quarter. The Company has increasingly utilized its overnight borrowing and other term credit lines, with borrowings totaling $43.0 at March 31, 2008 as compared to $32.3 million at December 31, 2007. In addition, the Company increased its use of FHLB term credit lines during the first quarter of 2008, with one-to-two year fixed-rate borrowings totaling $28.0 million at March 31, 2008, as compared to $10.0 million in a single two year fixed rate note at December 31, 2007. The average rate of those borrowings was 3.43% at March 31, 2008 as compared to 4.92% at December 31, 2007, representing a cost reduction of 149 basis points during the first quarter of 2008. The Company initiated its first FHLB term borrowing on March 30, 2007, so interest expense on FHLB term borrowings was not material during the first quarter of 2007.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has declined as market rates of interest have fallen over the past six months. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 3.99% at March 31, 2008, representing a rate reduction of approximately 200 basis points between December 31, 2007 and March 31, 2008. As a result of interest rate declines experienced during the first quarter of 2008, the Company also recorded an additional $540,000 pretax fair value gain on its junior subordinated debt bring the total cumulative gain recorded on the debt to $2.9 million at March 31, 2008.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties, as well as Campbell, in Santa Clara County. The San Joaquin Valley and other California markets continue to benefit from construction lending and commercial loan demand from small and medium size businesses, although commercial and residential real estate markets declined during 2007 and remained soft during the first quarter of 2008. The third and fourth quarters of 2007 presented challenges with tightening credit, weakening real estate markets, and loan losses affecting the loan portfolio. Increased charge-offs and additional loan loss provisions during those quarters impacted earnings, but the additions made to the allowance for credit loses, combined with an additional $265,000 in loss provisions made during the first quarter of 2008 are adequate to cover inherent losses in the loan portfolio. Nonaccrual loans increased $727,000 between December 31, 2007 and March 31, 2008, while two loans totaling $772,000 were transferred from nonaccrual status to other real estate owned through foreclosure, as the Company continued its efforts to settle or cure nonperforming loans. As a result of these events, nonperforming assets as a percentage of total assets increased from 3.66% at December 31, 2007 to 3.91% at March 31, 2008.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Growth and increasing market share will be of primary importance during 2008 and beyond. The banking industry is currently experiencing continued pressure on net margins as well as asset quality resulting from conditions in the sub-prime real estate market, and a general deterioration in credit markets. As a result, market rates of interest and asset quality will continue be an important factor in the Company’s ongoing strategic planning process.

Results of Operations

For the three months ended March 31, 2008, the Company reported net income of $2.5 million or $0.21 per share ($0.21 diluted) as compared to $3.6 million or $0.30 per share ($0.30 diluted) for the three months ended March 31, 2007. The Company’s return on average assets was 1.29% for the three-month-period ended March 31, 2008 as compared to 2.05% for the three-month-period ended March 31, 2007. The Bank’s return on average equity was 11.79% for the three months ended March 31, 2008 as compared to 19.57% for the same three-month period of 2007.

Net Interest Income

Net interest income before provision for credit losses totaled $8.0 million for the three months ended March 31, 2008, representing a decrease of $1.7 million, or 18.0% when compared to the $9.7 million reported for the same three months of the previous year. The decrease in net interest income between 2007 and 2008 is primarily the result of decreased yields on interest-earning assets, which more than offset increases in volumes of earning assets, as well as decreases in the Company’s cost of interest-bearing liabilities.

The Bank's net interest margin, as shown in Table 1, decreased to 4.62% at March 31, 2008 from 6.20% at March 31, 2007, a decrease of 158 basis point (100 basis points = 1%) between the two periods. Average market rates of interest have decreased significantly between the three-month periods ended March 31, 2007 and 2008. The prime rate averaged 6.23% for the three months ended March 31, 2008 as compared to 8.25% for the comparative three months of 2007.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended March 31, 2008 and 2007

	2008			2007
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans and leases (1)	$582,349	$11,352	7.82%	$529,133	$13,100	10.04%
Investment Securities – taxable	104,503	1,318	5.06%	90,431	933	4.18%
Investment Securities – nontaxable (2)	2,010	24	4.79%	2,242	27	4.88%
Interest-bearing deposits in other banks	2,727	34	5.09%	7,919	80	4.10%
Federal funds sold and reverse repos	1,912	16	3.36%	6,913	96	5.63%
Total interest-earning assets	693,501	$12,744	7.37%	636,638	$14,236	9.07%
Allowance for credit losses	(10,904)			(9,065)
Noninterest-bearing assets:
Cash and due from banks	23,861			25,089
Premises and equipment, net	15,443			15,737
Accrued interest receivable	3,130			4,038
Other real estate owned	7,021			1,919
Other assets	44,914			38,116
Total average assets	$776,966			$712,472
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$42,551	$56	0.53%	$46,251	$66	0.58%
Money market accounts	117,732	757	2.58%	140,566	1,065	3.07%
Savings accounts	41,579	162	1.56%	44,649	198	1.80%
Time deposits	288,262	3,226	4.49%	226,111	2,728	4.89%
Other borrowings	34,727	330	3.81%	6,571	94	5.80%
Junior subordinated debentures	13,166	228	6.95%	16,517	352	8.64%
Total interest-bearing liabilities	538,017	$4,759	3.55%	480,665	$4,503	3.80%
Noninterest-bearing liabilities:
Noninterest-bearing checking	146,312			147,812
Accrued interest payable	1,396			2,273
Other liabilities	6,222			7,059
Total Liabilities	691,947			637,809

Total shareholders' equity	85,019			74,663
Total average liabilities and
shareholders' equity	$776,966			$712,472
Interest income as a percentage
of average earning assets			7.37%			9.07%
Interest expense as a percentage
of average earning assets			2.75%			2.87%
Net interest margin			4.62%			6.20%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $870,000 and $817,000 for the three months ended March 31, 2008 and 2007, respectively.

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

Table 2. Rate and Volume Analysis

	Increase (decrease) in the three months ended
	March 31, 2008 compared to March 31, 2007
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$(1,748)	$(3,013)	$1,265
Investment securities available for sale	382	220	162
Interest-bearing deposits in other banks	(46)	26	(72)
Federal funds sold and securities purchased
under agreements to resell	(80)	(29)	(51)
Total interest income	(1,492)	(2,796)	1,304
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(318)	(174)	(144)
Savings accounts	(36)	(24)	(12)
Time deposits	498	(231)	729
Other borrowings	236	(42)	278
Subordinated debentures	(124)	(61)	(63)
Total interest expense	256	(532)	788
Increase (decrease) in net interest income	$(1,748)	$(2,264)	$516

For the three months ended March 31, 2008, total interest income decreased approximately $1.5 million, or 10.5% as compared to the three-month period ended March 31, 2007. Earning asset volumes increased almost exclusively in loans, with minor increases experienced in investment securities.

For the three months ended March 31, 2008, total interest expense increased approximately $256,000, or 5.7% as compared to the three-month period ended March 31, 2007. Between those two periods, average interest-bearing liabilities increased by $57.4 million, while the average rates paid on those liabilities increased by 25 basis points.

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the three months ended March 31, 2008, the provision to the allowance for credit losses amounted to $265,000 as compared to $202,000 for the three months ended March 31, 2007. The amount provided to the allowance for credit losses during the first three months brought the allowance to 1.89% of net outstanding loan balances at March 31, 2008, as compared to 1.83% of net outstanding loan balances at December 31, 2007, and 1.73% at March 31, 2007.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007:

(In thousands)	2008	2007	Amount of Change	Percent Change
Customer service fees	$1,197	$1,136	$61	5.37%
Gain on redemption of securities	24	0	24	—
Gain on sale of OREO	0	12	(12)	-100.00%
Gain (loss) on swap ineffectiveness	9	(1)	10	100.00%
Gain on fair value of financial liabilities	540	0	540	—
Shared appreciation income	110	6	104	1,733.33%
Other	453	428	25	5.84%
Total noninterest income	$2,333	$1,581	$752	47.56%

Noninterest income for the three months ended March 31, 2008 increased $752,000 or 47.6% when compared to the same period of 2007. Net increases in total noninterest income experienced during 2008 were the primarily the result of a fair value gain adjustment totaling $540,000 on the Company’s junior subordinate debt, and shared appreciation income of $110,000 recognized during the quarter. Customer service fees increased $61,000 or 5.4% between the two three-month periods presented, which is attributable in part to increases in revenues from the Company’s newly acquired financial services department, as well as increases in NSF fees.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007:

Table 4. Changes in Noninterest Expense

(In thousands)	2008	2007	Amount of Change	Percent Change
Salaries and employee benefits	$2,842	$2,687	$155	5.77%
Occupancy expense	964	823	141	17.13%
Data processing	80	137	(57)	-41.61%
Professional fees	309	433	(124)	-28.64%
Directors fees	64	56	8	14.29%
Amortization of intangibles	278	184	94	51.09%
Correspondent bank service charges	130	76	54	71.05%
Impairment loss on core deposit intangible	624	0	624	—
Loss on California tax credit partnership	108	101	7	6.93%
OREO expense	32	42	(10)	-23.81%
Other	685	661	24	3.63%
Total expense	$6,116	$5,200	$916	17.62%

Increases in noninterest expense between the three months ended March 31, 2007 and 2008 are associated primarily with normal continued growth of the Company, including additional staffing costs, and costs associated, in part, with the new financial services department located in Fresno, California. Decreases in professional fees experienced during the first quarter of 2008 when compared to 2007, were the result of reductions in corporate legal fees associated with settlement of the Company’s nonperforming lease portfolio. Amortization expense of intangible assets increased $94,000 between the three months ended March 31, 2007 and March 31, 2008 as the result of core deposit intangible assets originating from the Legacy Bank merger during February 2007.

The Company recognized stock-based compensation expense of $33,000 and $47,000 for the three months ended March 31, 2008 and 2007, respectively. This expense is included in noninterest expense under salaries and employee benefits. The Company expects stock-based compensation expense to be about $29,000 per quarter during the remainder of 2008. Under the current pool of stock options, stock-based compensation expense will decline to approximately $17,000 per quarter during 2009, then to $8,000 per quarter for 2010, and decline after that through 2011. If new stock options are issued, or existing options fail to vest, for example, due to unexpected forfeitures, actual stock-based compensation expense in future periods will change.

Income Taxes

On December 31, 2003, the California Franchise Tax Board (FTB) announced certain tax transactions related to real estate investment trusts (REITs) and regulated investment companies (RICs) will be disallowed pursuant to Senate Bill 614 and Assembly Bill 1601, which were signed into law in the 4th quarter of 2003. As a result, the Company reversed related net state tax benefits recorded in the first three quarters of 2003 and has taken no related tax benefits since that time. The Company continues to review the information available from the FTB and its financial advisors and believes that the Company's position has merit. The Company will pursue its tax claims and defend its use of these entities and transactions. At this time, the Company cannot predict the ultimate outcome.

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

The Company has reviewed its REIT tax position as of January 1, 2007 (adoption date), and then again each subsequent quarter since the adoption of FIN48. The Bank, with guidance from advisors believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined in FIN48) that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007 the Company recorded an adjustment of $1.3 million to beginning retained earnings upon adoption of FIN48 to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. Since the adoption of FIN48 on January 1, 2007, the Company has increased the unrecognized tax liability by an additional $109,000 in interest $87,000 during 2007 and $22,000 during the first quarter of 2008, bringing the total recorded tax liability under FIN48 to $1.4 million at March 31, 2008. It is the Company’s policy to recognize interest and penalties under FIN48 as a component of income tax expense. The Company has reviewed all of its tax positions as of March 31, 2008, and has determined that, other than the REIT, there are no other material amounts that should be recorded under the guidelines of FIN48.

Financial Condition

Total assets decreased $9.6 million, or 1.15% to a balance of $762.1 million at March 31, 2008, from the balance of $771.7 million at December 31, 2007, and decreased $1.70 million or 0.23% from the balance of $763.8 million at March 31, 2007. Total deposits of $614.5 million at March 31, 2008 decreased $20.1 million, or 3.17% from the balance reported at December 31, 2007, and decreased $25.8 million from the balance of $640.3 million reported at March 31, 2007. Between December 31, 2007 and March 31, 2008, loans declined $20.2 million, or 3.38% to a balance of $578.0 million, while investment securities increased by $13.3 million, or 14.92%.

Earning assets averaged approximately $693.5 million during the three months ended March 31, 2008, as compared to $636.6 million for the same three-month period of 2007. Average interest-bearing liabilities increased to $538.0 million for the three months ended March 31, 2008, as compared to $480.7 million for the comparative three-month period of 2007.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $578.0 million at March 31, 2008, a decrease of $20.2 million or 3.38% when compared to the balance of $598.2 million at December 31, 2007, and an increase of $15.7 million or 2.79% when compared to the balance of $562.3 million reported at March 31, 2007. Loans on average increased $53.2 million or 10.06% between the three-month periods ended March 31, 2007 and March 31, 2008, with loans averaging $582.3 million for the three months ended March 31, 2008, as compared to $529.1 million for the same three-month period of 2007.

During the first three months of 2008, decreases were experienced in all loan categories except real estate mortgage and agricultural loans, with the strongest decline experienced in real estate construction lending as a result of declines in new home sales within the Company’s market area. The following table sets forth the amounts of loans outstanding by category at March 31, 2008 and December 31, 2007, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	March 31, 2008		December 31, 2007
	Dollar	% of	Dollar	% of	Net%
(In thousands)	Amount	Loans	Amount	Loans	Change	Change
Commercial and industrial	$196,452	34.0%	$204,385	34.2%	$(7,933)	-3.88%
Real estate – mortgage	144,839	25.1%	142,565	23.8%	2,274	1.60%
Real estate – construction	164,297	28.3%	178,296	29.8%	(13,999)	-7.85%
Agricultural	47,187	8.2%	46,055	7.7%	1,132	2.46%
Installment/other	17,156	3.0%	18,171	3.0%	(1,015)	-5.59%
Lease financing	8,091	1.4%	8,748	1.5%	(657)	-7.51%
Total Gross Loans	$578,022	100.0%	$598,220	100.0%	$(20,198)	-3.38%

The overall average yield on the loan portfolio was 7.82% for the three months ended March 31, 2008, as compared to 10.04% for the three months ended March 31, 2007, and decreased between the two periods primarily as the result of a decline in average market rates of interest between the two periods. The loan yield realized during the first three months of 2007 was enhanced to some degree as the result of a nonperforming loan that was paid off during the quarter, providing an additional $1.1 million in previously unrecognized interest income, and an increase in loan yield for the first quarter of 2007 of approximately 0.81%. At March 31, 2008, 59.2% of the Company's loan portfolio consisted of floating rate instruments, as compared to 62.2% of the portfolio at December 31, 2007, with the majority of those tied to the prime rate.

Deposits

Total deposits decreased during the period to a balance of $614.5 million at March 31, 2008 representing a decrease of $19.1 million, or 3.17% from the balance of $634.6 million reported at December 31, 2007, and a decrease of $25.8 million, or 4.04% from the balance reported at March 31, 2007. During the first three months of 2008, decreases were experienced primarily in time deposits of $100,000 or more, while increases were experienced in NOW and money market accounts, savings accounts, and time deposits of less than $100,000. The decline of $41.1 million in time deposits of $100,000 or more experienced during the first quarter of 2008 was primarily in brokered deposits.

The following table sets forth the amounts of deposits outstanding by category at March 31, 2008 and December 31, 2007, and the net change between the two periods presented.

Table 6. Deposits

	March 31,	December 31,	Net	Percentage
(In thousands)	2008	2007	Change	Change
Noninterest bearing deposits	$138,013	$139,066	($1,053)	-0.76%
Interest bearing deposits:
NOW and money market accounts	166,470	153,717	12,753	8.30%
Savings accounts	42,262	40,012	2,250	5.62%
Time deposits:
Under $100,000	59,343	52,297	7,046	13.47%
$100,000 and over	208,407	249,525	(41,118)	-16.48%
Total interest bearing deposits	476,482	495,551	(19,069)	-3.85%
Total deposits	$614,495	$634,617	$(20,122)	-3.17%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits decreased $19.1 million, or 3.85% between December 31, 2007 and March 31, 2008, while noninterest-bearing deposits decreased $1.2 million, or 0.76% between the same two periods presented. Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 64.2% and 59.9% of the total deposit portfolio at March 31, 2008 and December 31, 2007, respectively.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $31.0 million or 5.12% in total deposits between the three-month periods ended March 31, 2007 and March 31, 2008. Between these two periods, average interest-bearing deposits increased $32.5 million or 7.11%, while total noninterest-bearing checking decreased $1.50 million or 1.02% on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized and uncollateralized lines of credit aggregating $328.2 million, as well as FHLB lines of credit totaling $33.7 million at March 31, 2008. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At March 31, 2008, the Company had $30.0 million borrowed against its FHLB lines of credit. Of the $30.0 million in FHLB borrowings outstanding at March 31, 2008, $2.0 million was in overnight borrowings, and the other $28.0 million consists of a various FHLB term-advances (summarized in table below.) The Company had collateralized and uncollateralized lines of credit aggregating $386.7 million, as well as FHLB lines of credit totaling $22.0 million at December 31, 2007.

FHLB term borrowings at March 31, 2008 (in 000’s):

Term	Balance at 3/31/08	Rate	Maturity
1 year	$7,000	2.51%	2/11/09
2 year	10,000	4.92%	3/30/09
2 year	11,000	2.67%	2/11/10
	$28,000	3.43%

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. During the first three months of 2008, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

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

At March 31, 2008 and 2007, the Company's recorded investment in loans for which impairment has been recognized totaled $20.7 million and $15.9 million, respectively. Included in total impaired loans at March 31, 2008, are $8.3 million of impaired loans for which the related specific allowance is $4.1 million, as well as $12.4 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at March 31, 2007 included $12.7 million of impaired loans for which the related specific allowance is $5.0 million, as well as $3.2 million of impaired loans that, as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $20.7 million during the first three months of 2008 and $9.0 million during the first three months of 2007. In most cases, the Bank uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the three months ended March 31, 2008 and 2007, and for the year ended December 31, 2007, the Company recognized no income on such loans.

The Company focuses on competition and other economic conditions within its market area, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. With interest rates decreasing 100 basis points during the fourth quarter of 2007, and another 200 basis points during the first quarter of 2008, indications are that rates will continue to drop in the near future as a result of sub-prime lending problems, a weakened real estate market, and tight credit markets. Both business and consumer spending have improved during the past several years, but current GDP projections for the next year have softened. It is difficult to determine to what degree the Federal Reserve will adjust short-term interest rates in its efforts to influence the economy. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. The local market has remained relatively stable economically during the past several years while much of the rest of the state and the nation have experienced more volatile economic trends. Although the local area residential housing markets have softened to some degree, they continue to perform better than other parts of the state, which should bode well for sustained, but slower growth in the Company’s market areas of Fresno and Madera, Kern, and Santa Clara Counties. Local unemployment rates in the San Joaquin Valley remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates have improved during the past several years. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state. Management recognizes increased risk of loss due to the Company's exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity (unaudited)

	March 31,	March 31,
(In thousands)	2008	2007
Total loans outstanding at end of period before
deducting allowances for credit losses	$576,511	$561,005
Average net loans outstanding during period	582,349	529,133

Balance of allowance at beginning of period	10,901	8,365
Loans charged off:
Real estate	(219)	0
Commercial and industrial	(60)	(66)
Lease financing	(4)	0
Installment and other	(19)	(86)
Total loans charged off	(302)	(152)
Recoveries of loans previously charged off:
Real estate	0	0
Commercial and industrial	59	6
Lease financing	1	0
Installment and other	0	13
Total loan recoveries	60	19
Net loans charged off	(242)	(133)

Provision charged to operating expense	265	202
Reserve acquired in business combination	0	1,268
Balance of allowance for credit losses
at end of period	$10,924	$9,702

Net loan charge-offs to total average loans (annualized)	0.17%	0.10%
Net loan charge-offs to loans at end of period (annualized)	0.17%	0.10%
Allowance for credit losses to total loans at end of period	1.89%	1.71%
Net loan charge-offs to allowance for credit losses (annualized)	8.91%	5.56%
Net loan charge-offs to provision for credit losses (annualized)	91.32%	65.84%

At March 31, 2008 and 2007, $518,000 and $568,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities. Management believes that the 1.89% credit loss allowance at March 31, 2008 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets

	March 31,	December 31,
(In thousands)	2008	2007
Nonaccrual Loans	$22,310	$21,583
Restructured Loans	18	23
Total nonperforming loans	22,328	21,606
Other real estate owned	7,438	6,666
Total nonperforming assets	$29,766	$28,272

Loans past due 90 days or more, still accruing	$1,160	$189
Nonperforming loans to total gross loans	3.86%	3.61%
Nonperforming assets to total gross loans	5.15%	4.73%

Non-performing assets have increased moderately between December 31, 2007 and March 31, 2008 as declines in housing markets and related sectors experienced during the second half of the year as a result of sub-prime lending problems continue to impact credit markets and the general economy during 2008. During the quarter ended March 31, 2008, two loans totaling approximately $772,000 were transferred from nonaccrual status to other real estate owned. Non-performing assets totaled 5.15% of total loans at March 31, 2008 as compared to 4.73% of total loans at December 31, 2007. Non-performing loans, a component of non-performing assets, increased during the first quarter of 2008, but remained relatively stable as the Company increased its workout efforts during the period.

A $4.9 million loan classified as restructured at December 31, 2006, paid off during the first quarter of 2007, resulting in the recognition of approximately $1.1 million in previously unrecognized interest income during the three months ended March 31, 2007.

The Company purchased a schedule of payments collateralized by Surety Bonds and lease payments in September 2001 that have a current balance owing of $5.4 million plus interest. The leases have been nonperforming since June 2002 (see “Asset Quality and Allowance for Credit Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2007 Annual Report on Form 10-K). The impaired lease portfolio is on non-accrual status and has a specific allowance allocation of $3.6 million and $3.5 million allocated at March 31, 2008 and December 31, 2007, respectively, and a net carrying value of $1.8 million and $2.0 million at March 31, 2008 and December 31, 2007, respectively. The specific allowance was determined based on an estimate of expected future cash flows.

The Company believes that under generally accepted accounting principles a total loss of principal is not probable, and the specific allowance of $3.6 million calculated for the impaired lease portfolio at March 31, 2008 under SFAS No. 114 is in accordance with generally accepted accounting principles.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at March 31, 2008 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk. The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 59.2% of the Company’s loan portfolio at March 31, 2008. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At March 31, 2008, the Bank had 74.2% of total assets in the loan portfolio and a loan to deposit ratio of 93.8%, as compared to 75.9% of total assets in the loan portfolio and a loan to deposit ratio of 94.0% at December 31, 2007. Liquid assets at March 31, 2007 include cash and cash equivalents totaling $21.9 million as compared to $25.3 million at December 31, 2007. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $408.7 million at March 31, 2008.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During the three months ended March 31, 2008, dividends paid by the Bank to the parent company totaled $2.0 million dollars.

Cash Flow

Cash and cash equivalents have declined during the two three-month periods ended March 31, 2007 and 2008 with period-end balances as follows (from Consolidated Statements of Cash Flows - in 000’s):

Balance
December 31, 2006	$43,068
March 31, 2007	$31,957
December 31, 2007	$25,300
March 31, 2008	$21,914

Cash and cash equivalents decreased $3.4 million during the three months ended March 31, 2008, as compared to a decrease of $11.1 million during the three months ended March 31, 2007.

The Company has maintained positive cash flows from operations, which amounted to $2.6 million, and $4.1 million for the quarters ended March 31, 2007, and March 31, 2007, respectively. The Company experienced net cash inflows from investing activities totaling $5.3 million during the quarter ended March 31, 2008, as net loan payoffs and maturities of investment securities exceeded funds utilized for the purchase of investment securities during the quarter. In contrast, the Company experienced net cash outflows from investing activities totaling $5.3 million during the quarter ended March 31, 2007 when during that quarter, purchases of investment securities and net loan funding exceeded maturities of investment securities, and cash received from the Legacy merger.

Net cash flows from financing activities, including deposit growth and borrowings, have traditionally provided funding sources for loan growth, but as a result of loan decreases during the first quarter of 2008, the Company experienced net cash outflows totaling $11.3 million as declines in time deposit accounts, as well as federal funds purchased, exceeded growth in other deposit and financing categories, including borrowings. The Company has the ability to decrease loan growth, increase deposits and borrowings, or a combination of both to manage balance sheet liquidity.

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

The following table sets forth the Company’s and the Bank's actual capital positions at March 31, 2008 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank
	Actual	Actual	Minimum
	Capital Ratios	Capital Ratios	Capital Ratios
Total risk-based capital ratio	13.21%	12.78%	10.00%
Tier 1 capital to risk-weighted assets	11.96%	11.53. %	6.00%
Leverage ratio	10.74%	10.35%	5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at March 31, 2008. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first three months of 2008, the Company has received $2.0 million in cash dividends from the Bank, from which the Company paid $1.4 million in dividends to shareholders.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At March 31, 2008 the Bank's qualifying balance with the Federal Reserve was approximately $25,000 consisting of balances held with the Federal Reserve.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of March 31, 2008 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on a spread from the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge has a remaining notional value of $327,000 at March 31, 2008, matures in September 2008, and has a duration of approximately two months. As of March 31, 2008, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately six months. As of March 31, 2008, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled less than $1,000. During the three months ended March 31, 2008, $5,000 was reclassified from other accumulated other comprehensive income into expense, and is reflected as a reduction in interest income.

The Company performed a quarterly analysis of the effectiveness of the interest rate swap agreement at March 31, 2008. As a result of a correlation analysis, the Company has determined that the swap remains highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge and, therefore, continues to qualify for hedge accounting under the guidelines of SFAS No. 133. However, during the second quarter of 2006, the Company determined that the underlying loans being hedged were paying off faster than the notional value of the hedge instrument was amortizing. This difference between the notional value of the hedge and the underlying hedged assets is considered an “overhedge” pursuant to SFAS No. 133 guidelines and may constitute ineffectiveness if the difference is other than temporary. The Company determined during 2006 that the difference was other than temporary and, as a result, reclassified a net total of $75,000 of the pretax hedge loss reported in other comprehensive income into earnings during 2006. As of March 31, 2008, the notional value of the hedge was still in excess of the value of the underlying loans being hedged by approximately $252,000, but had improved from the $1.3 million difference existing at December 31, 2007. As a result, the Company recorded a pretax hedge gain related to swap ineffectiveness of approximately $9,000 during the quarter ended March 31, 2008. Amounts recognized as hedge ineffectiveness gains or losses are reflected in noninterest income.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at March 31, 2008, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at March 31, 2008 and December 31, 2007 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	March 31, 2008			December 31, 2007
Change in	Estimated MV	Change in MV	Change in MV	Estimated MV	Change in MV	Change in MV
Rates	of Equity	of Equity $	of Equity $	Of Equity	of Equity $	of Equity %
+ 200 BP	$94,981	$6,066	6.82%	$105,596	$3,028	2.95%
+ 100 BP	93,472	4,557	5.13%	105,207	2,639	2.57%
0 BP	88,915	0	0.00%	102,568	0	0.00%
- 100 BP	82,791	(6,124)	-6.89%	97,410	(5,158)	-5.03%
- 200 BP	76,967	(11,948)	-13.44%	91,212	(11,356)	-11.07%

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

(b) Changes in Internal Controls over Financial Reporting: During the quarter ended March 31, 2008, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls over financial reporting or other factors that could significantly affect these controls.

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

PART II. Other Information

Item 1. Not applicable

Item 1A. There have been no material changes in the Company’s risk factors during the first quarter of 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by Affiliates and Associated Purchasers

			Total Number of	Maximum Number
		Weighted	Shares Purchased	of Shares That May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	Of Shares	Price Paid	Announced Plan	Under the Plans
Period	Purchased	Per Share	or Program	or Programs
01/01/08 to 01/31/08	16,611	$16.02	16,611	247,717
02/01/08 to 02/29/08	8,015	$14.57	8,015	239,702
03/01/08 to 03/31/08	5,000	$13.76	5,000	234,702

Total first quarter 2008	29,626	$15.25	29,626

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

During the three months ended March 31, 2008, 29,626 shares were repurchased at a total cost of $452,000 at an average per share price of $15.25.

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
* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 7 to the consolidated financial statements in this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Security Bancshares

Date: May 8, 2008	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer