Form 10-Q
period 2008-06-30
UNITED SECURITY BANCSHARES
filed 2008-08-08
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _____.

Commission file number: 000-32987

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

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

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2008: $121,168,727

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value
(Title of Class)

Shares outstanding as of July 31, 2008: 11,798,089

TABLE OF CONTENTS

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
June 30, 2008 and December 31, 2007

	June 30,	December 31,
(in thousands except shares)	2008	2007
Assets
Cash and due from banks	$23,429	$25,300
Federal funds sold	0	0
Cash and cash equivalents	23,429	25,300
Interest-bearing deposits in other banks	6,770	2,909
Investment securities available for sale (at fair value)	98,260	89,415
Loans and leases	589,104	598,220
Unearned fees	(1,448)	(1,739)
Allowance for credit losses	(11,223)	(10,901)
Net loans	576,433	585,580
Accrued interest receivable	2,817	3,658
Premises and equipment – net	14,942	15,574
Other real estate owned	7,514	6,666
Intangible assets	3,462	4,621
Goodwill	10,417	10,417
Cash surrender value of life insurance	14,178	13,852
Investment in limited partnership	2,918	3,134
Deferred income taxes	5,025	4,301
Other assets	6,696	6,288
Total assets	$772,861	$771,715

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$134,663	$139,066
Interest bearing	424,009	495,551
Total deposits	558,672	634,617
Federal funds purchased	82,640	22,280
Other borrowings	28,000	10,000
Accrued interest payable	1,097	1,903
Accounts payable and other liabilities	8,027	7,143
Junior subordinated debentures (at fair value)	12,741	13,341
Total liabilities	691,177	689,284

Shareholders' Equity
Common stock, no par value
20,000,000 shares authorized, 11,798,992 and 11,855,192
issued and outstanding, in 2008 and 2007, respectively	31,740	32,587
Retained earnings	51,495	49,997
Accumulated other comprehensive loss	(1,551)	(153)
Total shareholders' equity	81,684	82,431
Total liabilities and shareholders' equity	$772,861	$771,715

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands except shares and EPS)	2008	2007	2008	2007
Interest Income:
Loans, including fees	$10,083	$12,809	$21,435	$25,909
Investment securities – AFS – taxable	1,282	1,000	2,600	1,933
Investment securities – AFS – nontaxable	15	27	39	54
Federal funds sold	1	49	17	145
Interest on deposits in other banks	50	77	84	157
Total interest income	11,431	13,962	24,175	28,198
Interest Expense:
Interest on deposits	3,020	4,531	7,221	8,588
Interest on other borrowings	682	595	1,240	1,041
Total interest expense	3,702	5,126	8,461	9,629
Net Interest Income Before
Provision for Credit Losses	7,729	8,836	15,714	18,569
Provision for Credit Losses	548	208	813	410
Net Interest Income	7,181	8,628	14,901	18,159
Noninterest Income:
Customer service fees	1,272	1,176	2,469	2,312
Gain on redemption of securities	0	0	24	0
Gain on sale of other real estate owned	67	11	67	23
Gain on proceeds from bank-owned life insurance	0	219	0	219
Gain on swap ineffectiveness	0	33	9	32
(Loss) gain on fair value of financial liability	(39)	113	501	113
Shared appreciation income	33	18	143	24
Other	388	384	841	812
Total noninterest income	1,721	1,954	4,054	3,535
Noninterest Expense:
Salaries and employee benefits	2,903	2,795	5,745	5,482
Occupancy expense	996	917	1,960	1,740
Data processing	69	99	149	236
Professional fees	408	333	717	766
Director fees	67	72	131	128
Amortization of intangibles	257	278	535	462
Correspondent bank service charges	96	129	226	205
Impairment loss on core deposit intangible	0	0	624	0
Loss on California tax credit partnership	108	116	216	217
Write-down on OREO	31	0	31	0
OREO expense	48	33	80	75
Other	661	745	1,346	1,406
Total noninterest expense	5,644	5,517	11,760	10,717
Income Before Taxes on Income	3,258	5,065	7,195	10,977
Provision for Taxes on Income	1,188	1,757	2,625	4,066
Net Income	$2,070	$3,308	$4,570	$6,911
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available for sale securities,
interest rate swap, and past service costs of employee
benefit plans - net income (benefit) tax
of $(780), $(156), $(932) and $50	(1,171)	(262)	(1,398)	75
Comprehensive Income	$899	$3,046	$3,172	$6,986
Net Income per common share
Basic	$0.18	$0.27	$0.39	$0.58
Diluted	$0.18	$0.27	$0.39	$0.57
Shares on which net income per common shares
were based
Basic	11,818,665	12,078,030	11,832,296	12,012,675
Diluted	11,821,658	12,135,006	11,836,368	12,068,897

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Periods Ended June 30, 2008

	Common stock	Common stock		Accumulated Other
	Number		Retained	Comprehensive
(In thousands except shares)	of Shares	Amount	Earnings	Income (Loss)	Total
Balance January 1, 2007	11,301,113	$20,448	$46,884	$(1,290)	$66,042

Director/Employee stock options exercised	90,000	510			510
Net changes in unrealized loss
on available for sale securities
(net of income tax benefit of $39)				(58)	(58)
Net changes in unrealized loss
on interest rate swaps
(net of income tax of $61)				91	91
Net changes in unrecognized past service
Cost on employee benefit plans
(net of income tax of $28)				42	42
Dividends on common stock ($0.25 per share)			(3,034)		(3,034)
Repurchase and cancellation of common shares	(424,161)	(8,622)			(8,622)
Issuance of shares for business combination	976,411	21,537			21,536
Stock-based compensation expense		93			93
Cumulative effect of adoption of SFAS No. 159
(net income tax benefit of $613)			(845)		(845)
Cumulative effect of adoption of FIN48			(1,298)		(1,298)
Net Income			6,911		6,911
Balance June 30, 2007 (Unaudited)	11,943,363	33,966	48,618	(1,215)	81,369

Net changes in unrealized loss
on available for sale securities
(net of income tax of $644)				966	966
Net changes in unrealized loss
on interest rate swaps
(net of income tax of $36)				54	54
Net changes in unrecognized past service
Cost on employee benefit plans
(net of income tax of $14)				42	42
Dividends on common stock ($0.25 per share)			(2,967)		(2,967)
Repurchase and cancellation of common shares	(88,171)	(1,472)			(1,472)
Stock-based compensation expense		93			93
Net Income			4,346		4,346
Balance December 31, 2007	11,855,192	32,587	49,997	(153)	82,431

Director/Employee stock options exercised	8,000	70			70
Net changes in unrealized loss
on available for sale securities
(net of income tax benefit of $962)				(1,443)	(1,443)
Net changes in unrealized loss
on interest rate swaps
(net of income tax of $1)				2	2
Net changes in unrecognized past service
Cost on employee benefit plans
(net of income tax of $29)				43	43
Dividends on common stock ($0.26 per share)			(3,072)		(3,072)
Repurchase and cancellation of common shares	(64,200)	(978)			(978)
Stock-based compensation expense		61			61
Net Income			4,570		4,570
Balance June 30, 2008 (Unaudited)	11,798,992	$31,740	$51,495	$(1,551)	$81,684

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2008	2007
Cash Flows From Operating Activities:
Net income	$4,570	$6,911
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	813	410
Depreciation and amortization	1,382	1,266
Amortization of investment securities	(73)	(62)
Gain on redemption of securities	(24)	0
Decrease in accrued interest receivable	840	111
Decrease in accrued interest payable	(806)	(67)
(Decrease) increase in unearned fees	(291)	3
Increase in income taxes payable	2,025	342
Stock-based compensation expense	61	93
Decrease in accounts payable and accrued liabilities	(846)	(1,217)
Gain on sale of other real estate owned	(67)	(23)
Write-down of other real estate owned	31	0
Impairment loss on core deposit intangible	624	0
Gain on swap ineffectiveness	(9)	(32)
Income from life insurance proceeds	0	(219)
Increase in surrender value of life insurance	(327)	(101)
Gain on fair value option of financial liabilities	(501)	(113)
Loss on tax credit limited partnership interest	216	217
Net (increase) decrease in other assets	(377)	537
Net cash provided by operating activities	7,241	8,056

Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	(3,861)	(17)
Purchases of available-for-sale securities	(41,000)	(19,178)
Maturities and calls of available-for-sale securities	29,979	18,287
Net purchase of correspondent bank stock	0	255
Investments in limited partnerships	(17)	0
Investment in other bank stock	(72)	0
Net decrease (increase) in loans	5,888	(26,030)
Cash and equivalents received in bank acquisition	0	6,373
Proceeds from sales of foreclosed assets	52	14
Proceeds from settlement of other real estate owned	1,710	23
Capital expenditures for premises and equipment	(277)	(745)
Net cash used in investing activities	(7,598)	(21,018)

Cash Flows From Financing Activities:
Net increase (decrease) in demand deposit
and savings accounts	24,409	(57,132)
Net (decrease) increase in certificates of deposit	(100,354)	41,592
Net increase in federal funds purchased	60,360	13,060
Net increase in FHLB term borrowings	18,000	10,000
Proceeds from Director/Employee stock options exercised	70	510
Repurchase and retirement of common stock	(978)	(8,622)
Payment of dividends on common stock	(3,021)	(2,948)
Net cash used in financing activities	(1,514)	(3,540)

Net decrease in cash and cash equivalents	(1,871)	(16,502)
Cash and cash equivalents at beginning of period	25,300	43,068
Cash and cash equivalents at end of period	$23,429	$26,566

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

Following is a comparison of the amortized cost and approximate fair value of securities available-for-sale, as of June 30, 2008 and December 31, 2007:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Carrying
(In thousands)	Cost	Gains	Losses	Amount)
June 30, 2008:
U.S. Government agencies	$44,120	$245	$(220)	$44,145
U.S. Government agency
collateralized mortgage obligations	41,417	131	(1,984)	39,564
Obligations of state and
political subdivisions	1,287	18	0	1,305
Other investment securities	13,821	0	(575)	13,246
	$100,645	$394	$(2,779)	$98,260
December 31, 2007:
U.S. Government agencies	$65,764	$524	$(302)	$65,986
U.S. Government agency
collateralized mortgage obligations	7,782	44	(4)	7,822
Obligations of state and
political subdivisions	2,227	54	0	2,281
Other investment securities	13,752	0	(426)	13,326
	$89,525	$622	$(732)	$89,415

Included in other investment securities at June 30, 2008 are a short-term government securities mutual fund totaling $7.6 million, a CRA-qualified mortgage fund totaling $4.8 million, and a money-market mutual fund totaling $821,000. Included in other investment securities at December 31, 2007, is a short-term government securities mutual fund totaling $7.7 million, a CRA-qualified mortgage fund totaling $4.9 million, and an overnight money-market mutual fund totaling $752,000. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were realized gains totaling $24,000 on calls of available-for-sale securities during the six months ended June 30, 2008. There were no realized losses on sales or calls of available-for-sale securities during the six months ended June 30, 2008. There were no realized gains or losses on sales or calls of available-for-sale securities during the six months ended June 30, 2007.

Securities that have been temporarily impaired less than 12 months at June 30, 2008 are comprised of four collateralized mortgage obligations and three U.S. government agency securities with a total weighted average life of 3.0 years. As of June 30, 2008, there were two other investment securities and one U.S. government agency security with a total weighted average life of 1.5 years that have been temporarily impaired for twelve months or more.

The following summarizes temporarily impaired investment securities at June 30, 2008:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
	Amount)	Losses	Amount)	Losses	Amount)	Losses
Securities available for sale:
U.S. Government agencies	$5,336	$(48)	$4,842	$(172)	$10,178	$(220)
U.S. Government agency
collateralized mortgage
obligations	22,419	(1,984)	0	0	22,419	(1,984)
Obligations of state and
political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	12,425	(575)	12,425	(575)
Total impaired securities	$27,755	$(2,032)	$17,267	$(747)	$45,022	$(2,779)

Because the decline in market value is attributable to changes in market rates of interest rather than credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company considers these investments to be temporarily impaired at June 30, 2008.

At June 30, 2008 and December 31, 2007, available-for-sale securities with an amortized cost of approximately $85.4 million and $71.0 million (fair value of $83.6 million and $71.3 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

3.	Loans and Leases

Loans include the following:

	June 30,	% of	December 31,	% of
(In thousands)	2008	Loans	2007	Loans
Commercial and industrial	$220,547	37.4%	$204,385	34.2%
Real estate – mortgage	136,775	23.2%	142,565	23.8%
Real estate – construction	155,046	26.4%	178,296	29.8%
Agricultural	51,890	8.8%	46,055	7.7%
Installment/other	17,203	2.9%	18,171	3.0%
Lease financing	7,643	1.3%	8,748	1.5%
Total Gross Loans	$589,104	100.0%	$598,220	100.0%

Loans over 90 days past due and still accruing totaled $1.2 million and $189,000 at June 30, 2008 and December 31, 2007, respectively. Nonaccrual loans totaled $44.0 million and $21.6 million at June 30, 2008 and December 31, 2007, respectively.

An analysis of changes in the allowance for credit losses is as follows:

	June 30,	December 31,	June 30,
(In thousands)	2008	2007	2007
Balance, beginning of year	$10,901	$8,365	$8,365
Provision charged to operations	813	5,697	410
Losses charged to allowance	(564)	(4,493)	(168)
Recoveries on loans previously charged off	73	64	30
Reserve acquired in merger	0	1,268	1,268
Balance at end-of-period	$11,223	$10,901	$9,905

The allowance for credit losses represents management's estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. The formula allowance for unfunded loan commitments totaling $426,000 and $548,000 at June 30, 2008 and December 31, 2007, respectively, is carried in other liabilities. The Company’s market areas of the San Joaquin Valley, the greater Oakhurst area, East Madera County, and Santa Clara County, have all been impacted by the economic downturn related to depressed real estate markets and the tightening of liquidity markets. The Company has taken these events into account when reviewing estimates of factors that may impact the allowance for credit losses.

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the periods presented:

(in thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Total impaired loans at period-end	$40,735	$20,627	$17,921
Impaired loans which have specific allowance	8,546	10,750	14,314
Total specific allowance on impaired loans	4,169	4,452	5,056
Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	32,189	9,877	3,607

(in thousands)	YTD – 6/30/08	YTD - 12/31/07	YTD – 6/30/07
Average recorded investment in impaired loans during period	$25,829	$15,857	$11,973
Income recognized on impaired loans during period	0	0	0

4.	Deposits

Deposits include the following:

	June 30,	December 31,
(In thousands)	2008	2007
Noninterest-bearing deposits	$134,663	$139,066
Interest-bearing deposits:
NOW and money market accounts	180,540	153,717
Savings accounts	42,001	40,012
Time deposits:
Under $100,000	56,966	52,297
$100,000 and over	144,502	249,525
Total interest-bearing deposits	424,009	495,551
Total deposits	$558,672	$634,617

5.	Short-term Borrowings/Other Borrowings

At June 30, 2008, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $331.1 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $36.8 million. At June 30, 2008, the Company had total outstanding balances of $32.0 million drawn against its FHLB line of credit. The weighted average cost of borrowings outstanding at June 30, 2008 was 2.55%. Of the $32.0 million in FHLB borrowings outstanding at June 30, 2008, $4.0 million was in two-week borrowings, and the other $28.0 million consists of FHLB term-borrowings summarized in the table below.

FHLB term borrowings at June 30, 2008 (in 000’s):

Term	Balance at 3/31/08	Fixed Rate	Maturity
1 year	$7,000	2.51%	2/11/09
2 year	10,000	4.92%	3/30/09
2 year	11,000	2.67%	2/11/10
	$28,000	3.43%

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

6.	Supplemental Cash Flow Disclosures

	Six Months Ended June 30,
(In thousands)	2008	2007
Cash paid during the period for:
Interest	$9,268	$10,274
Income Taxes	600	3,724
Noncash investing activities:
Dividends declared not paid	$1,534	$1,499
Loans transferred to foreclosed assets	$2,522	0
Supplemental disclosures related to acquisitions:
Deposits		$69,600
Other liabilities		286
Securities available for sale		(7,414)
Loans, net of allowance for loan losses		(62,426)
Premises and equipment		(728)
Intangibles		(11,085)
Accrued interest and other assets		(3,396)
Stock issued		21,536
Net cash and equivalents acquired		$6,373

7.	Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands except earnings per share data)	2008	2007	2008	2007
Net income available to common shareholders	$2,070	$3,308	$4,570	$6,911

Weighted average shares issued	11,819	12,078	11,832	12,013
Add: dilutive effect of stock options	3	57	4	56
Weighted average shares outstanding
adjusted for potential dilution	11,822	12,135	11,836	12,069

Basic earnings per share	$0.18	$0.27	$0.39	$0.58
Diluted earnings per share	$0.18	$0.27	$0.39	$0.57
Anti-dilutive shares excluded from
earnings per share calculation	169	51	109	48

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

The amortizing hedge has a remaining notional value of $198,000 at June 30, 2008, matures in September 2008, and has a duration of approximately two months. As of June 30, 2008, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately three months. As of June 30, 2008, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled less than $1,000. During the six months ended June 30, 2008, $5,000 was reclassified from other accumulated comprehensive income into expense, and is reflected as a reduction in interest income.

The Company performed a quarterly analysis of the effectiveness of the interest rate swap agreement at June 30, 2008. As a result of a correlation analysis, the Company has determined that the swap remains highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge and, therefore, continues to qualify for hedge accounting under the guidelines of SFAS No. 133. However, during the second quarter of 2006, the Company determined that the underlying loans being hedged were paying off faster than the notional value of the hedge instrument was amortizing. This difference between the notional value of the hedge and the underlying hedged assets is considered an “overhedge” pursuant to SFAS No. 133 guidelines and may constitute ineffectiveness if the difference is other than temporary. The Company determined during 2006 that the difference was other than temporary and, as a result, reclassified a net total of $75,000 of the pretax hedge loss reported in other comprehensive income into earnings during 2006. As of June 30, 2008, the notional value of the hedge was still in excess of the value of the underlying loans being hedged by approximately $133,000, but had improved from the $1.3 million difference existing at December 31, 2007. As a result, the Company recorded a pretax hedge gain related to swap ineffectiveness of approximately $9,100 during the six months ended June 30, 2008. Amounts recognized as hedge ineffectiveness gains or losses are reflected in noninterest income.

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

On May 16, 2007, the Board of Directors approved a third stock repurchase plan to repurchase, as conditions warrant, up to 610,000 shares of the Company's common stock on the open market or in privately negotiated transactions. The repurchase plan represents approximately 5.00% of the Company's currently outstanding common stock. The duration of the program is open-ended and the timing of purchases will depend on market conditions. Concurrent with the approval of the new repurchase plan, the Company canceled the remaining 75,733 shares available under the previous 2004 repurchase plan.

During the year ended December 31, 2007, 512,332 shares were repurchased at a total cost of $10.1 million and an average per share price of $19.71. Of the shares repurchased during 2007, 166,660 shares were repurchased under the previous 2004 plan at an average cost of $20.46 per shares, and 345,672 shares were repurchased under the 2007 plan at an average cost of $19.35 per shares.

During the six months ended June 30, 2008, 64,200 shares were repurchased at a total cost of $978,000 and an average per share price of $15.23.

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

Included in salaries and employee benefits for the six months ended June 30, 2008 and 2007 is $61,000 and $93,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to either quarter.

A summary of the Company’s options as of January 1, 2008 and changes during the six months ended June 30, 2008 is presented below.

		Weighted		Weighted
		Average		Average
	2005	Exercise	1995	Exercise
	Plan	Price	Plan	Price
Options outstanding January 1, 2008	176,500	$17.14	36,000	$11.21
Exercised during the period	0	—	(8,000)	8.75
Forfeited during the period	0	—	(12,000)	11.53
Options outstanding June 30, 2008	176,500	$17.14	16,000	$12.21

Options exercisable at June 30, 2008	62,900	$17.05	14,000	$12.21

As of June 30, 2008 and 2007, there was $162,000 and $317,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.00 years and 1.50 years, respectively. The Company received $70,000 and $510,000 in cash proceeds on options exercised during the six months ended June 30, 2008 and 2007, respectively. No tax benefits were realized on stock options exercised during the six months ended June 30, 2008 or 2007, because all options exercised during the periods were incentive stock options.

	Period Ended	Period Ended
	June 30, 2008	June 30, 2007
Weighted average grant-date fair value of stock options granted	n/a	$4.51
Total fair value of stock options vested	$106,295	$103,346
Total intrinsic value of stock options exercised	$55,000	$1,517,000

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

	June 30, 2008	June 30, 2007
Risk Free Interest Rate	—	4.53%
Expected Dividend Yield	—	2.47%
Expected Life in Years	—	6.50 Years
Expected Price Volatility	—	20.63%

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

The Company reviewed its REIT tax position as of January 1, 2007 (adoption date) and again during subsequent quarters since that time in light of the adoption of FIN48. The Bank, with guidance from advisors believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined in FIN48) that the Bank will prevail in its case with the FTB. As a result of the implementation of FIN48, the Company recognized approximately a $1.3 million increase in the liability for unrecognized tax benefits (included in other liabilities), which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The adjustment provided at adoption included penalties proposed by the FTB of $181,000 and interest totaling $210,000. During the year ended December 31, 2007, and the six months ended June 30, 2008, the Company recorded an additional $87,000 and $43,000, respectively in interest liability pursuant to the provisions of FIN48. The Company had approximately $522,000 accrued for the payment of interest and penalties at June 30, 2008. Subsequent to the initial adoption of FIN48, it is the Company’s policy to recognize interest expense related to unrecognized tax benefits, and penalties, as a component tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in 000’s):

Balance at January 1, 2008	$1,385
Additions for tax provisions of prior years	43
Balance at June 30, 2008	$1,428

12.	Fair Value Adjustments - Junior Subordinated Debt/Trust Preferred Securities

Effective January 1, 2007, the Company elected early adoption of SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. The Company also adopted the provisions of SFAS No. 157, “Fair Value Measurements”, effective January 1, 2007, in conjunction with the adoption of SFAS No. 159. SFAS No. 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Company elected the fair value measurement option for all the Company’s pre-existing junior subordinated debentures issued under the Company’s wholly-owned trust, USB Capital Trust I. The junior subordinated debt issued under USB Capital Trust I was ultimately redeemed during July 2007, and USB Capital Trust I was dissolved. The Company also elected the fair value option pursuant to SFAS No. 159 for subsequent junior subordinated debt issued under USB Capital Trust II formed during July 2007. The rate paid on the junior subordinated debt issued under USB Capital Trust II is 3-month LIBOR plus 129 basis points, and is adjusted quarterly.

At June 30, 2008 the Company performed a fair value measurement analysis on its junior subordinated debt pursuant to SFAS No. 157 using a valuation model approach that had been utilized in previous periods because of the absences of quoted market prices. Because the trust preferred markets became effectively inactive during the first quarter of 2008 due to increasing credit concerns in the capital markets, management used unobservable pricing spreads to 3-month LIBOR in the fair value determination of its junior subordinated debt. Management utilized a similar market spread from 3-month LIBOR to that used for the fourth quarter of 2007 when observable data were more available. Management believes this market spread is still indicative of those used by market participants.

The fair value calculation performed at June 30, 2008 resulted in a pretax loss adjustment of $39,000 for the quarter ended June 30, 2008, and a cumulative pretax gain adjustment $501,000 for the six months ended June 30, 2008. The cumulative gain adjustment is the result of a 191 basis point decline in the 3-month LIBOR base rate between December 31, 2007 and June 30, 2008. At June 30, 2008, the total cumulative fair value gain recorded on the balance sheet for was $2.9 million. Upon initial adoption of SFAS No. 159, fair value adjustments were reflected in retained earnings. Fair value gains and losses subsequent to initial adoption of SFAS No. 159 are reflected as a component of noninterest income.

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of June 30, 2008 (in 000’s):

	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	2008	(Level 1)	(Level 2)	(Level 3)
AFS Securities	$98,260		$98,260
Investment in Bank equity securities	315	$315
Interest Rate Swap	(0)		(0)
Impaired Loans (non-recurring)	4,377			$4,377
Core deposit intangibles (non-recurring)	1,495			1,495
Total	$104,447	$315	$98,260	$5,872

	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	2008	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	$12,741			$12,741
Total	$12,741	$0	$0	$12,741

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2007 (in 000’s):

	December	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	31, 2007	(Level 1)	(Level 2)	(Level 3)
AFS Securities	$89,415	$89,415
Interest Rate Swap	(12)		$(12)
Impaired Loans (non-recurring)	6,298		4,185	$2,113
Total	$95,701	$89,415	$4,173	$2,113

	December	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	31, 2007	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	$13,341		$13,341
Total	$13,341	$0	$13,341	$0

Available for sale securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data is not available for the last 30 days, a level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level-2 pricing may include using a spread forward from the last observable trade or may use a proxy bond like a TBA mortgage to come up with a price for the security being valued. Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.

Investment in Bank equity securities is classified as available for sale and is valued based upon open-market price quotes obtained from an active stock exchange. Changes in fair market value are recorded in other comprehensive income.

The fair value of interest rate swap contracts is based on the discounted net present value of the swap using third party dealer quotes. Changes in fair market value are recorded in other comprehensive income, and changes resulting from ineffectiveness are recorded in current earnings.

Fair value measurements for impaired loans are performed pursuant to SFAS No. 114, and are based upon either collateral values supported by appraisals, or observed market prices. The change in fair value of impaired assets that were valued based upon level three inputs was approximately $37,000 and $203,000 for the six months ended June 30, 2008, and year ended December 31, 2007, respectively. This loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the loan loss reserve. Such adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for credit losses recorded in current earnings.

The fair value of the junior subordinated debt was determined based upon a valuation discounted cash flows model utilizing observable market rates and credit characteristics for similar instruments. In its analysis, the Company used characteristics that distinguish market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the six month period ended June 30, 2008, management utilized a similar market spread from 3-month LIBOR to that used for the fourth quarter of 2007 when observable data were more available. The Company believes this adjustment is significant enough to the fair value determination of the junior subordinated debt as to make them Level 3 inputs as of March 31, 2008 and June 30, 2008. The junior subordinated debt was classified as Level 2 as of December 31, 2007.

The nonrecurring fair value measurements performed during the quarter ended March 31, 2008 resulted in a pretax fair value impairment adjustment of $624,000 ($364,000 net of tax) to the core deposit intangible asset .The adjustment is reflected as a component of noninterest expense for the quarter ended March 31, 2008.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring and non-recurring basis during the periods ended June 30, 2008 and 2007 (in 000’s):

	6/30/2008	6/30/2007
	Impaired Loans and CDI	Impaired Loans	Business Combinations
Reconciliation of Assets:
Beginning balance	$2,211	$1,521	$0

Total gains or (losses) included in earnings (or changes in net assets)	(570)	(203)	9,910
Transfers in and/or out of Level 3	4,231	85	68,748
Ending balance	$5,872	$1,403	$78,658

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$74	$(203)	$9,910

	6/30/2008	6/30/2007
	Junior Sub Debt	Business Combinations
Reconciliation of Liabilities:
Beginning balance	$0	$0

Total gains or (losses) included in earnings (or changes in net assets)	(501)	(3,215)
Transfers in and/or out of Level 3	13,242	69,600
Ending balance	$12,741	$66,385

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(501)	$(3,215)

During the quarter ended March 31, 2008, the Company reclassified approximately $12.8 million in junior subordinated debt from Level 2 to Level 3 because certain significant inputs for the fair value measurement became unobservable. The fair value of junior subordinated debt was again considered a Level 3 input at June 30, 2008. This re-class was primarily the result of continued credit market and liquidity deterioration in which credit markets for trust preferred securities became effectively inactive during the period.

14.	Impairment Loss – Core Deposit Intangible

The Company conducts periodic impairment analysis on its intangible assets and goodwill. Impairment analysis is performed at least annually or more often as conditions require.

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

During the impairment analysis performed as of March 31, 2008, it was determined that the original deposits purchased from Legacy Bank during February 2007 had declined faster than originally anticipated when the core deposit intangible was calculated at the time of the merger. As a result of increased deposit runoff, particularly in interest-bearing and noninterest-bearing checking accounts, the estimated value of the Legacy core deposit intangible was determined to be $1.6 million at March 31, 2008 rather than the pre-adjustment carrying value of $2.3 million. As a result of the impairment analysis, the Company recorded a pre-tax impairment loss of $624,000 ($364,000 net of tax) reflected as a component of noninterest expense for the quarter ended March 31, 2008. Pursuant to the impairment analysis conducted as of March 31, 2008, the Company determined that there was no impairment to the goodwill related to the Legacy merger. During the quarter ended June 30, 2008, the Company recorded $145,000 of amortization expense related to the Legacy core deposit intangible asset bringing the net carrying value to $1.5 million at June 30, 2008.

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

The Company currently has eleven banking branches, which provide financial services in Fresno, Madera, Kern, and Santa Clara counties in the state of California.

Trends Affecting Results of Operations and Financial Position

The following table summarizes the three-month and year-to-date averages of the components of interest-bearing assets as a percentage of total interest-bearing assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	6/30/08	12/31/07	6/30/07
Loans and Leases	84.17%	85.00%	83.77%
Investment securities available for sale	14.99%	13.46%	14.23%
Interest-bearing deposits in other banks	0.68%	1.02%	1.20%
Federal funds sold	0.16%	0.52%	0.80%
Total earning assets	100.00%	100.00%	100.00%

NOW accounts	8.12%	8.82%	9.34%
Money market accounts	23.08%	25.99%	27.95%
Savings accounts	7.73%	8.79%	9.45%
Time deposits	48.01%	50.05%	47.41%
Other borrowings	10.66%	3.40%	2.57%
Subordinated debentures	2.40%	2.95%	3.28%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

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

Although continued weakness in the real estate markets and the general economy have impacted the Company’s operations to some degree, the Company continues its business development and expansion efforts throughout a diverse and growing market area, and as a result, realized stable earnings during the six months ended June 30, 2008.

With market rates of interest declining 100 basis points during the fourth quarter of 2007, and another 225 basis points during the first six months of 2008, the Company has experienced continued declines in its net interest margin. The Company’s net interest margin was 4.57% for the six months ended June 30, 2008, as compared to 5.35% for the year ended December 31, 2007, and 5.68% for the six months ended June 30, 2007. With approximately 62% of the loan portfolio in floating rate instruments at June 30, 2008, the effects of market rates continue to be realized almost immediately on loan yields. Loans yielded 7.41% during the six months ended June 30, 2008, as compared to 9.07% for the year ended December 31, 2007, and 9.45% for the six months ended June 30, 2007. With a significant increase in nonaccrual loans during the first six months of 2008, the Company reversed approximately $585,000 in interest income during the period, reducing the loan yield by approximately 20 basis points during the first six months of 2008. Loan yield was enhanced during 2007, as a nonperforming loan was paid off during the first quarter of 2007, providing an additional $825,000 in previously unrecognized interest income that would not have otherwise been recognized during 2007, and an enhancement to loan yield of approximately 30 basis points for the six months ended June 30, 2007 and 14 basis points for the year ended December 31, 2007. With market rates of interest declining so rapidly during the past three quarters, deposit repricing has been slow to follow loan repricing, as deposit rate changes tend to lag the market, while floating-rate loans reprice immediately. While deposit rates have declined, the Company continues to experience pricing pressures on deposits, especially money market accounts and time deposits, as increased competition for deposits continues throughout the Company’s market area. The Company’s average cost of funds was 3.18% for the six months ended June 30, 2008 as compared to 3.91% for the year ended December 31, 2007, and 3.86% for the six months ended June 30, 2007.

Total noninterest income of $4.1 million reported for the six months ended June 30, 2008 increased $519,000 or 14.7% as compared to the six months ended June 30, 2007, and was enhanced by $501,000 in fair value gains recorded on the Company junior subordinated debt pursuant to SFAS No. 159, as well as $143,000 in shared appreciation income recorded during the first six months of 2008. Noninterest income continues to be driven by customer service fees, which totaled $2.5 million for the six months ended June 30, 2008, representing an increase of $157,000 or 6.8% over the $2.3 million in customer service fees reported for the six months ended June 30, 2007. Customer service fees represented 60.9% and 65.4% of total noninterest income for the six-month periods ended June 30, 2008 and 2007, respectively.

Noninterest expense increased approximately $1.0 million or 9.7% between the six-month periods ended June 30, 2007 and June 30, 2008. An impairment loss on the Company’s core deposit intangible asset related to the Legacy Bank merger totaled $624,000 or 59.8% of the increase in noninterest expense experienced during the first six months of 2008. Other components of the increase experienced during 2008 were employee salary and benefit costs, including additional employee costs associated with the new financial services department, increased amortization costs for intangible assets, and increased correspondent bank charges. Professional fees declined $49,000 or 6.4% between the six-month periods ended June 30, 2007 and June 30, 2008 as the result of reductions in corporate legal fees between the two periods.

The Company has maintained a strong, yet conservative balance sheet, with moderate runoff experienced in both loans and deposits during the first six months of 2008. Total assets showed little change, increasing approximately $1.1 million during the six months ended June 30, 2008, with increases of $12.7 million in investment securities and interest-bearing deposits in other banks offsetting the decrease in loans. Even with decreased loan volume during 2008, average loans comprised approximately 84% of overall average earning assets during the six months ended June 30, 2008.

Nonperforming assets increased during the quarter ended June 30, 2008 as real estate markets continue to suffer from the mortgage crisis which began during mid-2007. Nonaccrual loans increased $21.7 million from the balance reported at March 31, 2008, and increased $22.5 million from the balance reported at December 31, 2007, to a balance of $44.0 million at June 30, 2008. This increase in nonaccrual loans during the quarter was almost exclusively in construction loans. Most of these nonaccrual loans are collateral dependent and as such do not require large specific loss reserves at this time. In determining the adequacy of the underlying collateral related to theses loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans (comprised exclusively of nonaccrual loans at June 30, 2008) increased $20.0 million during the second quarter of 2008 to a balance of $40.7 million at June 30, 2008. Other real estate owned through foreclosure increased a moderate $848,000 between December 31, 2007 and June 30, 2008, as four properties were moved through foreclosure proceedings when all other means of collection failed. One of those foreclosed properties totaling $1.6 million was subsequently sold during the second quarter of 2008. As a result of these events, nonperforming assets as a percentage of total assets increased from 3.66% at December 31, 2007 to 6.67% at June 30, 2008.

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Increased charge-offs and additional loan loss provisions made during the six months ended June 30, 2008 impacted earnings to some degree, but the provisions made to the allowance for credit loses, totaling $265,000 and $548,000 during the first and second quarters of 2008, respectively, are adequate to cover inherent losses in the loan portfolio.

Deposits decreased by $75.9 million during the six months ended June 30, 2008, as brokered deposits of $100,000 or more matured and were replaced with less costly borrowings from the Company’s FHLB lines of credit or from the Federal Reserve Discount Window. In total, average core deposits, including NOW accounts, money market accounts, and savings accounts, continue to comprise a high percentage of total interest-bearing liabilities for the six months ended June 30, 2008, as brokered time deposits have been allowed to run off as they matured during 2008. The Company has increasingly utilized its overnight borrowing and other term credit lines, with borrowings totaling $110.6 million at June 30, 2008 as compared to $32.3 million at December 31, 2007. In addition, the Company increased its use of FHLB term credit lines during the first six months of 2008, with one-to-two year fixed-rate borrowings totaling $28.0 million at June 30, 2008, as compared to $10.0 million in a single two year fixed rate note at December 31, 2007. The average rate of those term borrowings was 3.43% at June 30, 2008 as compared to 4.92% at December 31, 2007, representing a cost reduction of 149 basis points during the first six months of 2008. Overnight borrowings have increased significantly during the second quarter of 2008, as maturing brokered deposits were replaced with less expensive overnight borrowings through the Federal Reserve Discount window. Although the Company has realized significant interest expense reductions by utilizing these overnight borrowings lines, the use of such lines will monitored closely to ensure sound balance sheet management in light of the current economic and credit environment.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has declined as market rates of interest have fallen over the past several quarters. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 4.08% at June 30, 2008, representing a rate reduction of 191 basis points between December 31, 2007 and June 30, 2008. As a result of interest rate declines experienced during the first six months of 2008, the Company recorded an additional $501,000 pretax fair value gain on its junior subordinated debt bring the total cumulative gain recorded on the debt to $2.9 million at June 30, 2008.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties, as well as Campbell, in Santa Clara County. The San Joaquin Valley and other California markets have shown weaker demand for construction lending and commercial lending from small and medium size businesses, as commercial and residential real estate markets declined during 2007 and have remained soft during the first six months of 2008. The first six months of 2008 have presented challenges with tightening credit, weakening real estate markets, and loan losses affecting the loan portfolio.

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

Results of Operations

For the six months ended June 30, 2008, the Company reported net income of $4.6 million or $0.39 per share ($0.39 diluted) as compared to $6.9 million or $0.58 per share ($0.57 diluted) for the six months ended June 30, 2007. The Company’s return on average assets was 1.19% for the six-month period ended June 30, 2008 as compared to 1.89% for the six-month period ended June 30, 2007. The Bank’s return on average equity was 10.98% for the six months ended June 30, 2008 as compared to 17.42% for the same six-month period of 2007.

Net Interest Income

Net interest income before provision for credit losses totaled $15.7 million for the six months ended June 30, 2008, representing a decrease of $2.9 million, or 15.4% when compared to the $18.6 million reported for the same six months of the previous year. The decrease in net interest income between 2007 and 2008 is primarily the result of decreased yields on interest-earning assets, which more than offset increases in volumes of earning assets, as well as decreases in the Company’s cost of interest-bearing liabilities.

The Bank's net interest margin, as shown in Table 1, decreased to 4.57% at June 30, 2008 from 5.68% at June 30, 2007, a decrease of 111 basis point (100 basis points = 1%) between the two periods. Average market rates of interest have decreased significantly between the six-month periods ended June 30, 2007 and 2008. The prime rate averaged 5.65% for the six months ended June 30, 2008 as compared to 8.25% for the comparative six months of 2007.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Six Months Ended June 30, 2008 and 2007

	2008			2007
(dollars in thousands)	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans and leases (1)	$581,835	$21,435	7.41%	$552,701	$25,909	9.45%
Investment Securities – taxable	101,929	2,600	5.13%	91,665	1,933	4.25%
Investment Securities – nontaxable (2)	1,649	39	4.76%	2,227	54	4.89%
Interest-bearing deposits in other banks	4,725	84	3.58%	7,912	157	4.00%
Federal funds sold and reverse repos	1,073	17	3.19%	5,308	145	5.51%
Total interest-earning assets	691,211	$24,175	7.03%	659,813	$28,198	8.62%
Allowance for credit losses	(10,964)			(9,461)
Noninterest-bearing assets:
Cash and due from banks	21,275			24,395
Premises and equipment, net	15,320			15,956
Accrued interest receivable	3,101			4,146
Other real estate owned	7,576			1,919
Other assets	43,836			41,562
Total average assets	$771,355			$738,330
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$43,514	$114	0.53%	$47,021	$151	0.65%
Money market accounts	123,683	1,513	2.46%	140,674	2,143	3.07%
Savings accounts	41,404	284	1.38%	47,566	456	1.93%
Time deposits	257,238	5,310	4.15%	238,653	5,838	4.93%
Other borrowings	57,105	860	3.03%	12,933	347	5.41%
Junior subordinated debentures	12,886	380	5.93%	16,490	694	8.49%
Total interest-bearing liabilities	535,830	$8,461	3.18%	503,337	$9,629	3.86%
Noninterest-bearing liabilities:
Noninterest-bearing checking	143,947			145,668
Accrued interest payable	1,277			2,264
Other liabilities	6,600			7,065
Total Liabilities	687,654			658,334

Total shareholders' equity	83,701			79,996
Total average liabilities and
shareholders' equity	$771,355			$738,330
Interest income as a percentage
of average earning assets			7.03%			8.62%
Interest expense as a percentage
of average earning assets			2.46%			2.94%
Net interest margin			4.57%			5.68%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $1,876,000 and $1,557,000 for the six months ended June 30, 2008 and 2007, respectively.

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

Table 2. Rate and Volume Analysis

	Increase (decrease) in the three months ended
	June 30, 2008 compared to June 30, 2007
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$(4,474)	$(5,827)	$1,353
Investment securities available for sale	652	423	229
Interest-bearing deposits in other banks	(73)	(23)	(50)
Federal funds sold and securities purchased
under agreements to resell	(128)	(45)	(83)
Total interest income	(4,023)	(5,472)	1,449
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(667)	(441)	(226)
Savings accounts	(172)	(119)	(53)
Time deposits	(528)	(977)	449
Other borrowings	513	(214)	727
Subordinated debentures	(314)	(183)	(131)
Total interest expense	(1,168)	(1,934)	766
Increase (decrease) in net interest income	$(2,855)	$(3,538)	$683

For the six months ended June 30, 2008, total interest income decreased approximately $4.0 million, or 14.3% as compared to the six-month period ended June 30, 2007. Earning asset volumes increased almost exclusively in loans, with minor increases experienced in investment securities.

For the six months ended June 30, 2008, total interest expense decreased approximately $1.2 million, or 12.1% as compared to the six-month period ended June 30, 2007. Between those two periods, average interest-bearing liabilities increased by $32.5 million, while the average rates paid on these liabilities decreased by 68 basis points.

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ended June 30, 2008, the provision to the allowance for credit losses amounted to $813,000 as compared to $410,000 for the six months ended June 30, 2007. The provision to the allowance for credit losses for the quarter ended June 30, 2008 totaled $548,000 as compared to $208,000 for the quarter ended June 30, 2007. The amount provided to the allowance for credit losses during the first six months brought the allowance to 1.91% of net outstanding loan balances at June 30, 2008, as compared to 1.83% of net outstanding loan balances at December 31, 2007, and 1.68% at June 30, 2007.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007:

(In thousands)	2008	2007	Amount of Change	Percent Change
Customer service fees	$2,469	$2,312	$157	6.79%
Gain on redemption of securities	24	0	24	—
Gain on sale of OREO	67	23	44	191.30%
Proceeds from bank-owned life insurance	0	219	(219)	-100.00%
Gain (loss) on swap ineffectiveness	9	32	(23)	-71.88%
Gain on fair value of financial liabilities	501	113	388	343.36%
Shared appreciation income	143	24	119	495.83%
Other	841	812	29	3.57%
Total noninterest income	$4,054	$3,535	$519	14.68%

Noninterest income for the six months ended June 30, 2008 increased $519,000 or 14.7% when compared to the same period of 2007. Net increases in total noninterest income experienced during 2008 were the primarily the result of a fair value gain adjustment totaling $501,000 on the Company’s junior subordinate debt, and shared appreciation income of $143,000 recognized during 2008. Customer service fees increased $157,000 or 6.8% between the two six-month periods presented, which is attributable in part to increases in revenues from the Company’s newly acquired financial services department, as well as increases in NSF fees, which were partially offset by declines in ATM fees. Proceeds from bank-owned life insurance decreased $219,000 between the six months ended June 30, 2007 and June 30, 2008 as the result of an employee death-benefit payment received during 2007 that did not again occur during 2008.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007:

Table 4. Changes in Noninterest Expense

(In thousands)	2008	2007	Amount of Change	Percent Change
Salaries and employee benefits	$5,745	$5,482	$263	4.80%
Occupancy expense	1,960	1,740	220	12.64%
Data processing	149	236	(87)	-38.86%
Professional fees	717	766	(49)	-6.40%
Directors fees	131	128	3	2.34%
Amortization of intangibles	535	462	73	15.80%
Correspondent bank service charges	226	205	21	10.24%
Impairment loss on core deposit intangible	624	0	624	—
Loss on California tax credit partnership	216	217	(1)	-0.46%
Write-down on OREO	31	0	31
OREO expense	80	75	5	6.67%
Other	1,346	1,406	(60)	-4.27%
Total expense	$11,760	$10,717	$1,043	9.73%

Increases in noninterest expense between the six months ended June 30, 2007 and 2008 are associated primarily with normal continued growth of the Company, including additional staffing costs, and costs associated, in part, with the new financial services department located in Fresno, California. Amortization expense of intangible assets increased $73,000 between the six months ended June 30, 2007 and June 30, 2008 as the result of core deposit intangible assets originating from the Legacy Bank merger during February 2007. During the first quarter of 2008, the Company recorded an impairment loss of $624,000 on the core deposit intangible related to the Legacy Bank merger.

The Company recognized stock-based compensation expense of $61,000 and $93,000 for the six months ended June 30, 2008 and 2007, respectively. This expense is included in noninterest expense under salaries and employee benefits. The Company expects stock-based compensation expense to be about $29,000 per quarter during the remainder of 2008. Under the current pool of stock options, stock-based compensation expense will decline to approximately $17,000 per quarter during 2009, then to $8,000 per quarter for 2010, and decline after that through 2011. If new stock options are issued, or existing options fail to vest, for example, due to unexpected forfeitures, actual stock-based compensation expense in future periods will change.

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

The Company has reviewed its REIT tax position as of January 1, 2007 (adoption date), and then again each subsequent quarter since the adoption of FIN48. The Bank, with guidance from advisors believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined in FIN48) that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007 the Company recorded an adjustment of $1.3 million to beginning retained earnings upon adoption of FIN48 to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. Since the adoption of FIN48 on January 1, 2007, the Company has increased the unrecognized tax liability by an additional $109,000 in interest $87,000 during 2007 and $43,000 during the first six months of 2008, bringing the total recorded tax liability under FIN48 to $1.4 million at June 30, 2008. It is the Company’s policy to recognize interest and penalties under FIN48 as a component of income tax expense. The Company has reviewed all of its tax positions as of June 30, 2008, and has determined that, other than the REIT, there are no other material amounts that should be recorded under the guidelines of FIN48.

Financial Condition

Total assets increased $1.1 million, or 0.15% to a balance of $772.9 million at June 30, 2008, from the balance of $771.7 million at December 31, 2007, and increased $549,000 or 0.07% from the balance of $772.3 million at June 30, 2007. Total deposits of $558.7 million at June 30, 2008 decreased $75.9 million, or 11.97% from the balance reported at December 31, 2007, and decreased $82.5 million from the balance of $641.2 million reported at June 30, 2007. Between December 31, 2007 and June 30, 2008, loans declined $9.1 million, or 1.52% to a balance of $589.1 million, while investment securities increased by $8.8 million, or 9.89%.

Earning assets averaged approximately $691.2 million during the six months ended June 30, 2008, as compared to $659.8 million for the same six-month period of 2007. Average interest-bearing liabilities increased to $535.8 million for the six months ended June 30, 2008, as compared to $503.3 million for the comparative six-month period of 2007.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $589.1 million at June 30, 2008, a decrease of $9.1 million or 1.52% when compared to the balance of $598.2 million at December 31, 2007, and a decrease of $1.2 million or 0.20% when compared to the balance of $590.3 million reported at June 30, 2007. Loans on average increased $29.1 million or 5.27% between the six-month periods ended June 30, 2007 and June 30, 2008, with loans averaging $581.8 million for the six months ended June 30, 2008, as compared to $552.7 million for the same six-month period of 2007.

During the first six months of 2008, decreases were experienced in all loan categories except commercial and industrial, and agricultural loans, with the strongest decline experienced in real estate construction lending as a result of declines in new home sales within the Company’s market area. The following table sets forth the amounts of loans outstanding by category at June 30, 2008 and December 31, 2007, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	June 30, 2008		December 31, 2007
	Dollar	% of	Dollar	% of	Net	%
(In thousands)	Amount	Loans	Amount	Loans	Change	Change
Commercial and industrial	$220,547	37.4%	$204,385	34.2%	$16,162	7.91%
Real estate – mortgage	136,775	23.2%	142,565	23.8%	(5,790)	-4.06%
Real estate – construction	155,046	26.4%	178,296	29.8%	(23,250)	-13.04%
Agricultural	51,890	8.8%	46,055	7.7%	5,835	12.67%
Installment/other	17,203	2.9%	18,171	3.0%	(968)	-5.33%
Lease financing	7,643	1.3%	8,748	1.5%	(1,105)	-12.63%
Total Gross Loans	$589,104	100.0%	$598,220	100.0%	$(9,116)	-1.52%

The overall average yield on the loan portfolio was 7.41% for the six months ended June 30, 2008, as compared to 9.45% for the six months ended June 30, 2007, and decreased between the two periods primarily as the result of a decline in average market rates of interest between the two periods. Loan yields declined, in part, as the result of the reversal of approximately $585,000 in interest income on nonaccrual loans during the six months ended June 30, 2008, which reduced loan yield by approximately 0.20% during the period. The loan yield realized during the first six months of 2007 was enhanced to some degree as the result of a nonperforming loan that was paid off during the quarter, providing an additional $825,000 in previously unrecognized interest income, and an increase in loan yield for the first six months of 2007 of approximately 0.30%. At June 30, 2008, 62.1% of the Company's loan portfolio consisted of floating rate instruments, as compared to 62.2% of the portfolio at December 31, 2007, with the majority of those tied to the prime rate.

Deposits

Total deposits decreased during the period to a balance of $558.7 million at June 30, 2008 representing a decrease of $75.9 million, or 11.97% from the balance of $634.6 million reported at December 31, 2007, and a decrease of $82.5 million, or 12.87% from the balance reported at June 30, 2007. During the first six months of 2008, decreases were experienced primarily in time deposits of $100,000 or more, with minor declines in noninterest bearing deposits. Increases were experienced in NOW and money market accounts, savings accounts, and time deposits of less than $100,000. The decline of $105.0 million in time deposits of $100,000 or more experienced during the first six months of 2008 was primarily in brokered deposits, as maturing brokered deposits were replaced with less expensive overnight and short-term borrowings.

The following table sets forth the amounts of deposits outstanding by category at June 30, 2008 and December 31, 2007, and the net change between the two periods presented.

Table 6. Deposits

	June 30,	December 31,	Net	Percentage
(In thousands)	2008	2007	Change	Change
Noninterest bearing deposits	$134,663	$139,066	$(4,403)	-3.17%
Interest bearing deposits:
NOW and money market accounts	180,540	153,717	26,823	17.45%
Savings accounts	42,001	40,012	1,989	4.97%
Time deposits:
Under $100,000	56,966	52,297	4,669	8.93%
$100,000 and over	144,502	249,525	(105,023)	-42.09%
Total interest bearing deposits	424,009	495,551	(71,542)	-14.44%
Total deposits	$558,672	$634,617	$(75,945)	-11.97%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits decreased $71.5 million, or 14.44% between December 31, 2007 and June 30, 2008, while noninterest-bearing deposits decreased $4.4 million, or 3.17% between the same two periods presented. Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 71.7% and 59.9% of the total deposit portfolio at March 31, 2008 and December 31, 2007, respectively.

On a year-to-date average (refer to Table 1), the Company experienced a decrease of $9.8 million or 1.58% in total deposits between the six-month periods ended June 30, 2007 and June 30, 2008. Between these two periods, average interest-bearing deposits decreased $8.1 million or 1.70%, while total noninterest-bearing checking decreased $1.7 million or 1.18% on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized and uncollateralized lines of credit aggregating $331.1 million, as well as FHLB lines of credit totaling $36.8 million at June 30, 2008. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At June 30, 2008, the Company had $32.0 million borrowed against its FHLB lines of credit. Of the $32.0 million in FHLB borrowings outstanding at June 30, 2008, $4.0 million was in overnight borrowings, and the other $28.0 million consists of a various FHLB term-advances (summarized in table below.) The Company had collateralized and uncollateralized lines of credit aggregating $386.7 million, as well as FHLB lines of credit totaling $22.0 million at December 31, 2007.

FHLB term borrowings at June 30, 2008 (in 000’s):

Term	Balance at 6/30/08	Rate	Maturity
1 year	$7,000	2.51%	2/11/09
2 year	10,000	4.92%	3/30/09
2 year	11,000	2.67%	2/11/10
	$28,000	3.43%

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at June 30, 2008 and December 31, 2007.

	Balance	Balance
(in 000's)	June 30, 2008	December 31,2007
Specific allowance - impaired loans	$4,169	$4,452
Specific allowance - other than impaired loans	2,960	$2,459
Total specific allowance	7,129	6,911

Formula allowance	4,094	3,990
Unallocated allowance	0	0
Total allowance	$11,223	$10,901

Although impaired loans increased approximately $20.0 million between December 31, 2007 and June 30, 2008, the specific allowance related to impaired loans actually decreased during the period because the majority of impaired loans were adequately collateralized (see discussion of impaired loans following). The specific allowance related to loans that are not impaired (including special mention and substandard) increased approximately $501,000 between December 31, 2007 and June 30, 2008 as the result of minor increases in the volume of substandard and special mention loans, as well as minor increases in adjusting factors for current economic trends and conditions, and trends in delinquent and nonaccrual loans. Even though the level of "pass" loans decreased during the six-month period ended June 30, 2008, the related formula allowance increased approximately $104,000 as a result of an increase in commercial and industrial loans which have a higher percentage loss allocation, as well as factor allocation increases due to current economic conditions.

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. During the first six months of 2008, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses.

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

At June 30, 2008 and 2007, the Company's recorded investment in loans for which impairment has been recognized totaled $40.7 million and $17.9 million, respectively. Included in total impaired loans at June 30, 2008, are $8.5 million of impaired loans for which the related specific allowance is $4.2 million, as well as $32.2 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at June 30, 2007 included $14.3 million of impaired loans for which the related specific allowance is $5.1 million, as well as $3.6 million of impaired loans that, as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $25.8 million during the first six months of 2008 and $12.0 million during the first six months of 2007. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the six months ended June 30, 2008 and 2007, the Company recognized no income on such loans.

As with nonaccrual loans, the greatest increase in impaired loans during the six months ended June 30, 2008 has been in real estate construction loans, with that loan category comprising nearly 69% of total impaired loans at June 30, 2008. Because construction loans are generally collateral dependent and the related collateral is considered adequate to cover the loan’s carrying value, the specific reserve related to impaired construction loans has actually decreased since December 31, 2007. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans, approximately $33.7 million or 82.8% are secured by real estate, and $32.7 million of total impaired loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, and developing that land if required, and to develop real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at June 30, 2008 and December 31, 2007.

			Balance	Reserve
(in 000’s)	Balance June 30, 2008	Reserve June 30, 2008	December 31, 2007	December 31, 2007
Commercial and industrial	$6,714	$326	$7,617	$339
Real estate - mortgage	600	0	0	0
Real estate - construction	27,996	275	7,474	598
Agricultural	0	0	0	0
Installment/other	0	0	0	0
Lease financing	5,425	3,568	5,536	3,516
Total	$40,735	$4,169	$20,627	$4,453

Of the $28.0 million in impaired construction loans shown above, approximately $14.5 million or 51.8% are for residential construction, $4.0 million or 14.2% are for residential acquisition and development, and another $9.5 million or 34.0 % are for land development. Of the $6.7 million in impaired commercial and industrial loans, nearly $3.5 million or 51.3% are for land development. Geographically, the $32.7 million in impaired loans made for the purpose of residential construction, residential and commercial acquisition and development, and land development, are disbursed throughout a wide area of California, with only about 20.8% of those loans within Fresno, Madera, Kern, and Santa Clara Counties. The following table summarizes the impaired loan balances by county of loans made for the purpose of residential construction, residential and commercial acquisition and development, and land development.

	Impaired
County:	Balance (000's)	Percentage
Fresno	$2,441	7.47%
Madera	297	0.91%
Kern	215	0.66%
Santa Clara	3,859	11.80%
Alpine	7,973	24.38%
Los Angeles	2,303	7.04%
Merced	2,524	7.72%
Monterey	6,992	21.38%
Tulare	5,499	16.82%
Other counties	600	1.83%
Total R.E. related impaired	$32,703	100.00%

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. With interest rates decreasing 100 basis points during the fourth quarter of 2007, and another 225 basis points during the first six months of 2008, indications are that the economy will continue to suffer in the near future as a result of sub-prime lending problems, a weakened real estate market, and tight credit markets. Both business and consumer spending have showed signs of slowing during the past several quarters, and current GDP projections for the next year have softened. It is difficult to determine to what degree the Federal Reserve will adjust short-term interest rates in its efforts to influence the economy. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. The local market has remained more stable economically during the past several years than other areas of the state and the nation, which have experienced more volatile economic trends, including significant softening of residential real estate markets. Although the local area residential housing markets have softened to some degree, they continue to perform better than other parts of the state, which should bode well for sustained, but slower growth in the Company’s market areas of Fresno and Madera, Kern, and Santa Clara Counties. Local unemployment rates in the San Joaquin Valley remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates have improved during the past several years. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state. Management recognizes increased risk of loss due to the Company's exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity (unaudited)

	June 30,	June 30,
(In thousands)	2008	2007
Total loans outstanding at end of period before
deducting allowances for credit losses	$587,655	$589,030
Average net loans outstanding during period	581,835	552,701

Balance of allowance at beginning of period	10,901	8,365
Loans charged off:
Real estate	(288)	0
Commercial and industrial	(60)	(70)
Lease financing	(186)	(3)
Installment and other	(30)	(95)
Total loans charged off	(564)	(168)
Recoveries of loans previously charged off:
Real estate	0	0
Commercial and industrial	68	17
Lease financing	1	0
Installment and other	4	13
Total loan recoveries	73	30
Net loans charged off	(491)	(138)

Provision charged to operating expense	813	410
Reserve acquired in business combination	0	1,268
Balance of allowance for credit losses
at end of period	$11,223	$9,905

Net loan charge-offs to total average loans (annualized)	0.17%	0.05%
Net loan charge-offs to loans at end of period (annualized)	0.17%	0.05%
Allowance for credit losses to total loans at end of period	1.91%	1.68%
Net loan charge-offs to allowance for credit losses (annualized)	8.80%	2.81%
Net loan charge-offs to provision for credit losses (annualized)	60.39%	33.66%

At June 30, 2008 and 2007, $426,000 and $593,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities. Management believes that the 1.91% credit loss allowance at June 30, 2008 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets

	June 30,	December 31,
(In thousands)	2008	2007
Nonaccrual Loans	$44,049	$21,583
Restructured Loans	12	23
Total nonperforming loans	44,061	21,606
Other real estate owned	7,514	6,666
Total nonperforming assets	$51,575	$28,272

Loans past due 90 days or more, still accruing	$1,222	$189
Nonperforming loans to total gross loans	7.48%	3.61%
Nonperforming assets to total gross loans	8.75%	4.73%

Non-performing assets have increased between December 31, 2007 and June 30, 2008 as declines in real estate markets and related sectors experienced during the second half of 2007 resulting from sub-prime lending problems; continue to impact credit markets and the general economy during 2008. Nonaccrual loans increased $22.5 million between December 31, 2007 and June 30, 2008, with construction loans comprising approximately 67% of total nonaccrual loans at June 30, 2008, and commercial and industrial loans comprising another 17%. The following table summarizes the nonaccrual totals by loan category for the periods shown.

	Balance	Balance	Balance	Change from	Change from
Nonaccrual Loans (in 000's):	June 30, 2008	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Commercial and industrial	$7,849	$6,727	$6,372	$1,122	$1,477
Real estate - mortgage	1,027	428	428	599	599
Real estate - construction	29,571	7,974	7,548	21,597	22,023
Agricultural	0	1,633	1,684	(1,633)	(1,684)
Installment/other	12	9	3	3	9
Lease financing	5,590	5,539	5,548	51	42
Total Nonaccrual Loans	$44,049	$22,310	$21,583	$21,739	$22,466

Increases in nonaccrual construction loans are the result of a significant slowdown in new housing starts and the resultant depreciation in land, and both partially completed and completed construction projects. As with impaired loans, a large percentage of nonaccrual loans were made for the purpose of residential construction, residential and commercial acquisition and development, and land development. The following table summarizes nonaccrual balances by purpose at June 30, 2008.

(in 000's)	June 30, 2008
Residential construction	$14,960
Residential and commercial
acquisition and development	4,189
Land development	16,478
Other purposes	8,422
Total nonaccrual loans	$44,049

During the six months ended June 30, 2008, four loans totaling approximately $2.5 million were transferred from nonaccrual status to other real estate owned. Non-performing assets totaled 8.75% of total loans at June 30, 2008 as compared to 4.73% of total loans at December 31, 2007.

The Company purchased a schedule of payments collateralized by Surety Bonds and lease payments in September 2001 that have a current balance owing of $5.4 million plus interest. The leases have been nonperforming since June 2002 (see “Asset Quality and Allowance for Credit Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2007 Annual Report on Form 10-K). The impaired lease portfolio is on non-accrual status and has a specific allowance allocation of $3.6 million and $3.5 million allocated at June 30, 2008 and December 31, 2007, respectively, and a net carrying value of $1.9 million and $2.0 million at June 30, 2008 and December 31, 2007, respectively. The specific allowance was determined based on an estimate of expected future cash flows.

The Company believes that under generally accepted accounting principles a total loss of principal is not probable, and the specific allowance of $3.6 million calculated for the impaired lease portfolio at June 30, 2008 under SFAS No. 114 is in accordance with generally accepted accounting principles.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at June 30, 2008 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk. The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 62.1% of the Company’s loan portfolio at June 30, 2008. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. At June 30, 2008, the Company had available secured and unsecured borrowing lines of credit totaling $234.0 million. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At June 30, 2008, the Bank had 74.6% of total assets in the loan portfolio and a loan to deposit ratio of 105.2%, as compared to 75.9% of total assets in the loan portfolio and a loan to deposit ratio of 94.0% at December 31, 2007. Liquid assets at June 30, 2008 include cash and cash equivalents totaling $23.4 million as compared to $25.3 million at December 31, 2007. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $334.8 million at June 30, 2008.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During the six months ended June 30, 2008, dividends paid by the Bank to the parent company totaled $4.3 million dollars.

Cash Flow

Cash and cash equivalents have declined during the two six-month periods ended June 30, 2007 and 2008 with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2006	$43,068
June 30, 2007	$26,566
December 31, 2007	$25,300
June 30, 2008	$23,429

Cash and cash equivalents decreased $1.9 million during the six months ended June 30, 2008, as compared to a decrease of $16.5 million during the six months ended June 30, 2007.

The Company has maintained positive cash flows from operations, which amounted to $7.2 million, and $8.1 million for the six months ended June 30, 2008, and June 30, 2007, respectively. The Company experienced net cash outflows from investing activities totaling $7.6 million during the six months ended June 30, 2008, as purchases of investment securities exceeded net loan payoffs and maturities of investment securities during the period. The Company experienced net cash outflows from investing activities totaling $21.0 million during the six months ended June 30, 2007 as loan growth exceeded net maturities of investment securities and other sources from investing activities during that six-month period.

Net cash flows from financing activities, including deposit growth and borrowings, have traditionally provided funding sources for loan growth, but as a result of planned runoff in brokered time deposits during the first six months of 2008, the Company experienced net cash outflows totaling $1.2 million as declines in time deposit accounts exceeded growth in other deposit and financing categories, including borrowings. The Company has the ability to decrease loan growth, increase deposits and borrowings, or a combination of both to manage balance sheet liquidity.

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

The following table sets forth the Company’s and the Bank's actual capital positions at June 30, 2008 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank
	Actual	Actual	Minimum
	Capital Ratios	Capital Ratios	Capital Ratios
Total risk-based capital ratio	12.89%	12.46%	10.00%
Tier 1 capital to risk-weighted assets	11.63%	11.21. %	6.00%
Leverage ratio	10.89%	10.48%	5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at June 30, 2008. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first six months of 2008, the Company has received $4.3 million in cash dividends from the Bank, from which the Company paid $3.0 million in dividends to shareholders.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At June 30, 2008 the Bank's qualifying balance with the Federal Reserve was approximately $25,000 consisting of balances held with the Federal Reserve.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of June 30, 2008 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Under the interest rate swap agreement, the Company receives a fixed rate and pays a variable rate based on a spread from the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge has a remaining notional value of $198,000 at June 30, 2008, matures in September 2008, and has a duration of approximately two months. As of June 30, 2008, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately three months. As of June 30, 2008, the loss amounts in accumulated other comprehensive income associated with these cash flows totaled less than $1,000. During the six months ended June 30, 2008, $5,000 was reclassified from other accumulated other comprehensive income into expense, and is reflected as a reduction in interest income.

The Company performed a quarterly analysis of the effectiveness of the interest rate swap agreement at June 30, 2008. As a result of a correlation analysis, the Company has determined that the swap remains highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge and, therefore, continues to qualify for hedge accounting under the guidelines of SFAS No. 133. However, during the second quarter of 2006, the Company determined that the underlying loans being hedged were paying off faster than the notional value of the hedge instrument was amortizing. This difference between the notional value of the hedge and the underlying hedged assets is considered an “overhedge” pursuant to SFAS No. 133 guidelines and may constitute ineffectiveness if the difference is other than temporary. The Company determined during 2006 that the difference was other than temporary and, as a result, reclassified a net total of $75,000 of the pretax hedge loss reported in other comprehensive income into earnings during 2006. As of June 30, 2008, the notional value of the hedge was still in excess of the value of the underlying loans being hedged by approximately $133,000, but had improved from the $1.3 million difference existing at December 31, 2007. As a result, the Company recorded a pretax hedge gain related to swap ineffectiveness of approximately $9,000 during the six months ended June 30, 2008. Amounts recognized as hedge ineffectiveness gains or losses are reflected in noninterest income.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at June 30, 2008, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at June 30, 2008 and December 31, 2007 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	June 30, 2008			December 31, 2007
Change in	Estimated MV	Change in MV	Change in MV	Estimated MV	Change in MV	Change in MV
Rates	of Equity	of Equity $	of Equity $	Of Equity	of Equity $	of Equity %
+ 200 BP	$95,288	$4,979	5.51%	$105,596	$3,028	2.95%
+ 100 BP	94,121	3,811	4.22%	105,207	2,639	2.57%
0 BP	90,309	0	0.00%	102,568	0	0.00%
- 100 BP	84,568	(5,741)	-6.36%	97,410	(5,158)	-5.03%
- 200 BP	77,906	(12,403)	-13.73%	91,212	(11,356)	-11.07%

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

(b) Changes in Internal Controls over Financial Reporting: During the quarter ended June 30, 2008, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls over financial reporting or other factors that could significantly affect these controls.

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

PART II. Other Information

Item 1. Not applicable

Item 1A. There have been no material changes in the Company’s risk factors during the first six months of 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by Affiliates and Associated Purchasers

			Total Number of	Maximum Number
		Weighted	Shares Purchased	of Shares That May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	Of Shares	Price Paid	Announced Plan	Under the Plans
Period	Purchased	Per Share	or Program	or Programs
04/01/08 to 04/30/08	4,872	$14.95	4,872	229,830
05/01/08 to 05/31/08	16,702	$15.41	16,702	213,128
06/01/08 to 06/30/08	13,000	$15.08	13,000	200,128

Total second quarter 2008	34,574	$15.22	34,574

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

During the six months ended June 30, 2008, 64,200 shares were repurchased at a total cost of $978,000 at an average per share price of $15.23.

Item 3. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Shareholder’s Meeting was held on Wednesday May 21, 2008 in Fresno, California. Shareholders were asked to vote on the following matter:

1) The shareholders were asked to vote on the election of eleven nominees to serve on the Company’s Board of Directors. Such Directors nominate for election will serve on the Board until the 2009 annual meeting of shareholders and until their successors are elected and have been qualified. Votes regarding the election of Directors were as follows:

Director Nominee	Votes For	Votes Withheld
Robert G. Bitter, Pharm. D.	8,380,295	85,281
Stanley J. Cavalla	8,449,741	15,836
Tom Ellithorpe	8,212,241	253,336
R. Todd Henry	8,447,862	17,715
Gary Luke Hong	8,449,741	15,836
Ronnie D. Miller	8,449,741	15,836
Robert M. Mochizuki	8,446,678	18,899
Walter Reinhard	8,445,259	20,317
John Terzian	8,421,719	43,858
Dennis R. Woods	8,373,035	92,541
Michael T. Woolf, D.D.S.	8,437,259	28,318

Item 5. Not applicable

Item 6. Exhibits:

(a)	Exhibits:

11	Computation of Earnings per Share*

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 7 to the consolidated financial statements in this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Security Bancshares

Date: August 9, 2008	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer