Form 10-Q
period 2008-09-30
UNITED SECURITY BANCSHARES
filed 2008-11-17
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32987

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of October 31, 2008: 11,914,589

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
September 30, 2008 and December 31, 2007

	September 30,	December 31,
(in thousands except shares)	2008	2007
Assets
Cash and due from banks	$17,872	$25,300
Federal funds sold	0	0
Cash and cash equivalents	17,872	25,300
Interest-bearing deposits in other banks	15,101	2,909
Investment securities available for sale (at fair value)	96,324	89,415
Loans and leases	607,578	598,220
Unearned fees	(1,366)	(1,739)
Allowance for credit losses	(16,106)	(10,901)
Net loans	590,106	585,580
Accrued interest receivable	2,672	3,658
Premises and equipment – net	14,599	15,574
Other real estate owned	7,728	6,666
Intangible assets	3,260	4,621
Goodwill	10,417	10,417
Cash surrender value of life insurance	14,322	13,852
Investment in limited partnership	2,810	3,134
Deferred income taxes - net	6,162	4,301
Other assets	6,629	6,288
Total assets	$788,002	$771,715

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$154,186	$139,066
Interest bearing	448,099	495,551
Total deposits	602,285	634,617
Federal funds purchased	58,809	22,280
Other borrowings	28,000	10,000
Accrued interest payable	956	1,903
Accounts payable and other liabilities	5,317	7,143
Junior subordinated debentures (at fair value)	12,783	13,341
Total liabilities	708,150	689,284

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 11,914,838 and 11,855,192 issued and outstanding, in 2008 and 2007, respectively	33,588	32,587
Retained earnings	48,307	49,997
Accumulated other comprehensive loss	(2,043)	(153)
Total shareholders' equity	79,852	82,431
Total liabilities and shareholders' equity	$788,002	$771,715

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries Consolidated Statements of Income and Comprehensive Income (unaudited)

	Quarter Ended Sept 30,		Nine Months Ended Sept 30,
(In thousands except shares and EPS)	2008	2007	2008	2007
Interest Income:
Loans, including fees	$9,525	$13,633	$30,960	$39,542
Investment securities – AFS – taxable	1,310	949	3,910	2,882
Investment securities – AFS – nontaxable	15	27	54	81
Federal funds sold	1	38	18	183
Interest on deposits in other banks	85	66	169	223
Total interest income	10,936	14,713	35,111	42,911
Interest Expense:
Interest on deposits	2,735	4,894	9,956	13,482
Interest on other borrowings	774	600	2,014	1,641
Total interest expense	3,509	5,494	11,970	15,123
Net Interest Income Before
Provision for Credit Losses	7,427	9,219	23,141	27,788
Provision for Credit Losses	6,402	1,950	7,215	2,360
Net Interest Income	1,025	7,269	15,926	25,428
Noninterest Income:
Customer service fees	1,085	1,191	3,554	3,503
Gain on redemption of securities	0	0	24	0
Gain on sale of other real estate owned	0	12	67	35
Gain on proceeds from bank-owned life insurance	0	264	0	483
Gain on swap ineffectiveness	0	12	9	44
(Loss) gain on fair value of financial liability	(37)	2,121	464	2,234
Shared appreciation income	122	10	265	34
Other	420	409	1,261	1,221
Total noninterest income	1,590	4,019	5,644	7,554
Noninterest Expense:
Salaries and employee benefits	2,455	2,490	8,200	7,972
Occupancy expense	1,017	922	2,977	2,662
Data processing	67	90	216	326
Professional fees	342	485	1,059	1,251
Director fees	65	73	196	201
Amortization of intangibles	202	278	737	740
Correspondent bank service charges	103	138	329	343
Impairment loss on core deposit intangible	0	0	624	0
Loss on California tax credit partnership	108	107	324	324
Impairment loss on OREO	0	0	31	0
OREO expense	131	43	211	118
Other	776	666	2,122	2,072
Total noninterest expense	5,266	5,292	17,026	16,009
(Loss) Income Before Taxes on Income	(2,651)	5,996	4,544	16,973
(Benefit) Provision for Taxes on Income	(1,309)	2,339	1,316	6,405
Net (Loss) Income	$(1,342)	$3,657	$3,228	$10,568
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available for sale securities, interest rate swap, and past service costs of employee benefit plans - net income (benefit) tax of $(328), $314, $(1,347) and $364	(492)	471	(1,890)	546
Comprehensive Income	$(1,834)	$4,128	$1,338	$11,114
Net (loss) income per common share
Basic	$-0.11	$0.30	$0.27	$0.88
Diluted	$-0.11	$0.30	$0.27	$0.87
Shares on which net (loss) income per common shares
were based
Basic	11,915,582	12,050,478	11,938,462	12,058,237
Diluted	11,915,582	12,071,341	11,943,907	12,102,402

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Periods Ended September 30, 2008

	Common stock	Common stock		Accumulated Other
	Number		Retained	Comprehensive
(In thousands except shares)	of Shares	Amount	Earnings	Income (Loss)	Total
Balance January 1, 2007	11,301,113	$20,448	$46,884	$(1,290)	$66,042

Director/Employee stock options exercised	90,000	510			510
Net changes in unrealized loss on available for sale securities (net of income tax benefit of $234)				350	350
Net changes in unrealized loss on interest rate swaps (net of income tax of $88)				133	133
Net changes in unrecognized past service Cost on employee benefit plans (net of income tax of $42)				63	63
Dividends on common stock ($0.375 per share)			(4,518)		(4,518)
Repurchase and cancellation of common shares	(453,077)	(9,148)			(9,148)
Issuance of shares for business combination	976,411	21,537			21,537
Stock-based compensation expense		140			140
Cumulative effect of adoption of SFAS No. 159 (net income tax benefit of $613)			(845)		(845)
Cumulative effect of adoption of FIN48			(1,298)		(1,298)
Net Income			10,568		10,568
Balance September 30, 2007 (Unaudited)	11,914,447	33,487	50,791	(744)	83,534

Net changes in unrealized loss on available for sale securities (net of income tax of $372)				558	558
Net changes in unrealized loss on interest rate swaps (net of income tax of $8)				13	13
Net changes in unrecognized past service Cost on employee benefit plans (net of income tax of $13)				20	20
Dividends on common stock ($0.125 per share)			(1,483)		(1,483)
Repurchase and cancellation of common shares	(59,255)	(947)			(947)
Stock-based compensation expense		47			47
Net Income			689		689
Balance December 31, 2007	11,855,192	32,587	49,997	(153)	82,431

Director/Employee stock options exercised	8,000	70			70
Net changes in unrealized loss on available for sale securities (net of income tax benefit of $1,303)				(1,956)	(1,956)
Net changes in unrealized loss on interest rate swaps (net of income tax of $1)				2	2
Net changes in unrecognized past service Cost on employee benefit plans (net of income tax of $43)				64	64
Dividends on common stock ($0.26 per share)			(3,072)		(3,072)
1% common stock dividend	117,732	1,846	(1,846)		0
Repurchase and cancellation of common shares	(66,086)	(1,006)			(1,006)
Stock-based compensation expense		91			91
Net Income			3,228		3,228
Balance September 30, 2008 (Unaudited)	11,914,838	$33,588	$48,307	$(2,043)	$79,852

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In thousands)	2008	2007
Cash Flows From Operating Activities:
Net income	$3,228	$10,568
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	7,215	2,360
Depreciation and amortization	1,999	1,954
Accretion of investment securities	(103)	(79)
Gain on redemption of securities	(24)	0
Decrease (increase) in accrued interest receivable	986	(454)
Decrease in accrued interest payable	(948)	(92)
(Decrease) increase in unearned fees	(374)	627
Increase in income taxes payable	538	849
Stock-based compensation expense	91	140
(Decrease) increase in accounts payable and accrued liabilities	(467)	734
Gain on sale of other real estate owned	(67)	(35)
Impairment loss on other real estate owned	31	0
Impairment loss on core deposit intangible	624	0
Gain on swap ineffectiveness	(9)	(44)
Income from life insurance proceeds	0	(483)
Increase in surrender value of life insurance	(470)	(52)
Gain on fair value option of financial liabilities	(464)	(2,121)
Loss on tax credit limited partnership interest	324	324
Net (increase) decrease in other assets	(1,225)	576
Net cash provided by operating activities	10,889	14,772

Cash Flows From Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(12,192)	2,638
Purchases of available-for-sale securities	(44,526)	(19,178)
Maturities and calls of available-for-sale securities	34,765	21,965
Net purchase of correspondent bank stock	0	255
Net redemption from limited partnerships	25	0
Investment in other bank stock	(72)	0
Net increase in loans	(14,408)	(63,815)
Cash and equivalents received in bank acquisition	0	6,373
Proceeds from sales of foreclosed assets	56	30
Proceeds (expenditures) from settlement of other real estate owned	1,710	(453)
Capital expenditures for premises and equipment	(381)	(973)
Net cash used in investing activities	(35,023)	(53,158)

Cash Flows From Financing Activities:
Net increase (decrease) in demand deposit and savings accounts	42,313	(49,882)
Net (decrease) increase in certificates of deposit	(74,645)	62,683
Net increase in federal funds purchased	36,529	15,400
Net increase in FHLB term borrowings	18,000	10,000
Redemption of junior subordinated debt	0	(15,923)
Proceeds from issuance of junior subordinated debt	0	15,000
Proceeds from Director/Employee stock options exercised	70	510
Repurchase and retirement of common stock	(1,006)	(9,148)
Payment of dividends on common stock	(4,555)	(4,441)
Net cash provided by financing activities	16,706	24,199

Net decrease in cash and cash equivalents	(7,428)	(14,187)
Cash and cash equivalents at beginning of period	25,300	43,068
Cash and cash equivalents at end of period	$17,872	$28,881

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect that SFAS No. 141R will have a material impact on accounting for business combinations once adopted, but the effect will be dependent upon acquisitions at that time.

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

Following is a comparison of the amortized cost and approximate fair value of securities available-for-sale, as of September 30, 2008 and December 31, 2007:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Carrying
(In thousands)	Cost	Gains	Losses	Amount)
September 30, 2008:
U.S. Government agencies	$44,226	$252	$(184)	$44,294
U.S. Government agency collateralized mortgage obligations	40,082	95	(2,637)	37,540
Obligations of state and political subdivisions	1,252	17	0	1,269
Other investment securities	13,853	0	(632)	13,221
	$99,413	$364	$(3,453)	$96,324
December 31, 2007:
U.S. Government agencies	$65,764	$524	$(302)	$65,986
U.S. Government agency collateralized mortgage obligations	7,782	44	(4)	7,822
Obligations of state and political subdivisions	2,227	54	0	2,281
Other investment securities	13,752	0	(426)	13,326
	$89,525	$622	$(732)	$89,415

Included in other investment securities at September 30, 2008 are a short-term government securities mutual fund totaling $7.5 million, a CRA-qualified mortgage fund totaling $4.8 million, and a money-market mutual fund totaling $853,000. Included in other investment securities at December 31, 2007, is a short-term government securities mutual fund totaling $7.7 million, a CRA-qualified mortgage fund totaling $4.9 million, and an overnight money-market mutual fund totaling $752,000. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were realized gains totaling $24,000 on calls of available-for-sale securities during the nine months ended September 30, 2008. There were no realized losses on sales or calls of available-for-sale securities during the nine months ended September 30, 2008. There were no realized gains or losses on sales or calls of available-for-sale securities during the nine months ended September 30, 2007.

Securities that have been temporarily impaired less than 12 months at September 30, 2008 are comprised of five collateralized mortgage obligations and three U.S. government agency securities with a total weighted average life of 4.1 years. As of September 30, 2008, there were two other investment securities and one U.S. government agency security with a total weighted average life of 1.5 years that have been temporarily impaired for twelve months or more.

The following summarizes temporarily impaired investment securities at September 30, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair Value		Fair Value		Fair Value
(In thousands)	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$7,214	$(51)	$4,746	$(133)	$11,960	$(184)
U.S. Government agency collateralized mortgage obligations	26,267	(2,637)	0	0	26,267	(2,637)
Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	12,368	(632)	12,368	(632)
Total impaired securities	$33,481	$(2,688)	$17,114	$(765)	$50,595	$(3,453)

Although there have been declines in the market value and credit quality of some of the Company’s investment securities during the nine months ended September 30, 2008, management believes it is probable that the Company will be able to collect all amounts due according to the contractual terms of investment securities considered impaired. The Company has the ability and the intent to hold impaired investment securities until maturity. As a result the Company does not have any investment securities that have been classified as other-then-temporarily-impaired at September 30, 2008.

At September 30, 2008 and December 31, 2007, available-for-sale securities with an amortized cost of approximately $84.3 million and $71.0 million (fair value of $81.8 million and $71.3 million) were pledged as collateral for public funds, and treasury tax and loan balances.

3.	Loans and Leases

Loans include the following:

	September 30,	% of	December 31,	% of
(In thousands)	2008	Loans	2007	Loans
Commercial and industrial	$229,352	37.7%	$204,385	34.2%
Real estate – mortgage	132,085	21.7%	142,565	23.8%
Real estate – construction	160,630	26.5%	178,296	29.8%
Agricultural	57,663	9.5%	46,055	7.7%
Installment/other	20,572	3.4%	18,171	3.0%
Lease financing	7,276	1.2%	8,748	1.5%
Total Gross Loans	$607,578	100.0%	$598,220	100.0%

Loans over 90 days past due and still accruing totaled $894,000 and $189,000 at September 30, 2008 and December 31, 2007, respectively. Nonaccrual loans totaled $55.1 million and $21.6 million at September 30, 2008 and December 31, 2007, respectively.

An analysis of changes in the allowance for credit losses is as follows:

	September 30,	December 31,	September 30,
(In thousands)	2008	2007	2007
Balance, beginning of year	$10,901	$8,365	$8,365
Provision charged to operations	7,215	5,697	2,360
Losses charged to allowance	(2,106)	(4,493)	(1,916)
Recoveries on loans previously charged off	96	64	44
Reserve acquired in merger	0	1,268	1,268
Balance at end-of-period	$16,106	$10,901	$10,121

The allowance for credit losses represents management's estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. The formula allowance for unfunded loan commitments totaling $384,000 and $548,000 at September 30, 2008 and December 31, 2007, respectively, is carried in other liabilities. The Company’s market areas of the San Joaquin Valley, the greater Oakhurst area, East Madera County, and Santa Clara County, have all been impacted by the economic downturn related to depressed real estate markets and the tightening of liquidity markets. The Company has taken these events into account when reviewing estimates of factors that may impact the allowance for credit losses.

The Company grades “problem” or “classified” loans according to certain risk factors associated with individual loans within the loan portfolio. Classified loans consist of loans which have been graded substandard, doubtful, or loss based upon inherent weaknesses in the individual loans or loan relationships. Classified loans include not only impaired loans (as defined under SFAS No. 114), but also loans which based upon inherent weaknesses result in a risk grading of substandard, doubtful, or loss. The following table summarizes the Company’s classified loans at September 30, 2008 and December 31, 2007.

	September 30,	December 31,
(in 000's)	2008	2007
Impaired loans	$53,655	$20,627
Classified loans not considered impaired	51,483	31,135
Total classified loans	$105,138	$51,762

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the periods presented:

(in thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Total impaired loans at period-end	$53,655	$20,627	$23,060
Impaired loans which have specific allowance	27,333	10,750	12,920
Total specific allowance on impaired loans	7,953	4,452	5,192
Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	26,322	9,877	10,140

(in thousands)	YTD – 9/30/08	YTD - 12/31/07	YTD – 9/30/07
Average recorded investment in impaired loans during period	$32,785	$15,857	$14,745
Income recognized on impaired loans during period	0	0	0

4.	Deposits

Deposits include the following:

	September 30, December 31,
(In thousands)	2008	2007
Noninterest-bearing deposits	$154,186	$139,066
Interest-bearing deposits:
NOW and money market accounts	181,912	153,717
Savings accounts	39,010	40,012
Time deposits:
Under $100,000	70,654	52,297
$100,000 and over	156,523	249,525
Total interest-bearing deposits	448,099	495,551
Total deposits	$602,285	$634,617

5.	Short-term Borrowings/Other Borrowings

At September 30, 2008, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $286.6 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $32.8 million. At September 30, 2008, the Company had total outstanding balances of $28.0 million drawn against its FHLB line of credit. The weighted average cost of borrowings outstanding at September 30, 2008 was 2.63%. The $28.0 million in FHLB borrowings outstanding at September 30, 2008 are summarized in the table below.

FHLB term borrowings at September 30, 2008 (in 000’s):
Term	Balance at 9/30/08	Fixed Rate	Maturity
1 year	$7,000	2.51%	2/11/09
2 year	10,000	4.92%	3/30/09
2 year	11,000	2.67%	2/11/10
	$28,000	3.43%

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

6.	Supplemental Cash Flow Disclosures

	Nine Months Ended September 30,
(In thousands)	2008	2007
Cash paid during the period for:
Interest	$12,918	$15,393
Income Taxes	1,610	5,556
Noncash investing activities:
Dividends declared not paid	$0	$1,490
Loans transferred to foreclosed assets	$2,803	0
Supplemental disclosures related to acquisitions:
Deposits		$69,600
Other liabilities		286
Securities available for sale		(7,414)
Loans, net of allowance for loan losses		(62,426)
Premises and equipment		(728)
Intangibles		(11,085)
Accrued interest and other assets		(3,396)
Stock issued		21,536
Net cash and equivalents acquired		$6,373

7.	Common Stock Dividend

On September 23, 2008, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of October 10, 2008, an additional 117,732 shares were issued to shareholders on October 22, 2008. Because the stock dividend was considered a “small stock dividend”, approximately $1.8 million was transferred from retained earnings to common stock based upon the $15.65 closing price of the Company’s common stock on the declaration date of September 23, 2008. Fractional shares were paid in cash, with a cash-in-lieu of payment of approximately $4,000. Other than for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively from September 30, 2008 for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

8.	Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Quarter Ended Sept 30,		Nine Months Ended Sept 30,
(In thousands except earnings per share data)	2008	2007	2008	2007
Net income available to common shareholders	$(1,342)	$3,657	$3,228	$10,568

Weighted average shares issued	11,916	12,050	11,939	12,058
Add: dilutive effect of stock options	0	21	5	44
Weighted average shares outstanding
adjusted for potential dilution	11,916	12,071	11,944	12,102

Basic earnings per share	$(0.11)	$0.30	$0.27	$0.88
Diluted earnings per share	$(0.11)	$0.30	$0.27	$0.87
Anti-dilutive shares excluded from earnings per share calculation	116	109	110	57

The Company’s average weighted shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders of record on October 10, 2008.

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

The amortizing hedge matured in September 2008. During the nine months ended September 30, 2008, $5,000 was reclassified from other accumulated comprehensive income into expense, and is reflected as a reduction in interest income. The Company recorded pretax hedge gains related to swap ineffectiveness of approximately $9,100 during the nine months ended September 30, 2008. Amounts recognized as hedge ineffectiveness gains or losses are reflected in noninterest income.

10.	Common Stock Repurchase Plan

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

On May 16, 2007, the Board of Directors approved the third and most recent stock repurchase plan to repurchase, as conditions warrant, up to 610,000 shares of the Company's common stock on the open market or in privately negotiated transactions. The repurchase plan represents approximately 5.00% of the Company's currently outstanding common stock. The duration of the program is open-ended and the timing of purchases will depend on market conditions. Concurrent with the approval of the new repurchase plan, the Company canceled the remaining 75,733 shares available under the previous 2004 repurchase plan.

During the year ended December 31, 2007, 512,332 shares were repurchased at a total cost of $10.1 million and an average per share price of $19.71. Of the shares repurchased during 2007, 166,660 shares were repurchased under the previous 2004 plan at an average cost of $20.46 per shares, and 345,672 shares were repurchased under the 2007 plan at an average cost of $19.35 per shares.

During the nine months ended September 30, 2008, 66,086 shares were repurchased at a total cost of $1.0 million and an average per share price of $15.23.

11.	Stock Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the grant-date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period).

Included in salaries and employee benefits for the nine months ended September 30, 2008 and 2007 is $91,000 and $140,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to either quarter.

A summary of the Company’s options as of January 1, 2008 and changes during the nine months ended September 30, 2008 is presented below.

		Weighted		Weighted
		Average		Average
	2005	Exercise	1995	Exercise
	Plan	Price	Plan	Price
Options outstanding January 1, 2008	176,500	$17.14	36,000	$11.21
Exercised during the period	0	—	(8,000)	8.75
Forfeited during the period	0	—	(12,000)	11.53
1% common stock dividend	1,765	(0.17)	160	(0.12)
Options outstanding September 30, 2008	178,265	$16.97	16,160	$12.08

Options exercisable at September 30, 2008	83,224	$16.50	14,140	$12.08

As of September 30, 2008 and 2007, there was $133,000 and $270,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 0.75 years and 1.25 years, respectively. The Company received $70,000 and $510,000 in cash proceeds on options exercised during the nine months ended September 30, 2008 and 2007, respectively. No tax benefits were realized on stock options exercised during the nine months ended September 30, 2008 or 2007, because all options exercised during the periods were incentive stock options.

	Period Ended	Period Ended
	September 30, 2008	September 30, 2007
Weighted average grant-date fair value of stock options granted	n/a	$4.51
Total fair value of stock options vested	$171,676	$167,028
Total intrinsic value of stock options exercised	$55,000	$1,517,000

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

	September 30, 2008	September 30, 2007
Risk Free Interest Rate	—	4.53%
Expected Dividend Yield	—	2.47%
Expected Life in Years	—	6.50 Years
Expected Price Volatility	—	20.63%

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

12.	Taxes – FIN48

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

The Company reviewed its REIT tax position as of January 1, 2007 (adoption date) and again during subsequent quarters since that time in light of the adoption of FIN48. The Bank, with guidance from advisors believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined in FIN48) that the Bank will prevail in its case with the FTB. As a result of the implementation of FIN48, the Company recognized approximately a $1.3 million increase in the liability for unrecognized tax benefits (included in other liabilities), which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The adjustment provided at adoption included penalties proposed by the FTB of $181,000 and interest totaling $210,000. During the year ended December 31, 2007, and the nine months ended September 30, 2008, the Company recorded an additional $87,000 and $43,000, respectively in interest liability pursuant to the provisions of FIN48. The Company had approximately $522,000 accrued for the payment of interest and penalties at September 30, 2008. Subsequent to the initial adoption of FIN48, it is the Company’s policy to recognize interest expense related to unrecognized tax benefits, and penalties, as a component tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in 000’s):

Balance at January 1, 2008	$1,385
Additions for tax provisions of prior years	43
Balance at September 30, 2008	$1,428

13.	Fair Value Adjustments - Junior Subordinated Debt/Trust Preferred Securities

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

At September 30, 2008 the Company performed a fair value measurement analysis on its junior subordinated debt pursuant to SFAS No. 157 using a valuation model approach that had been utilized in previous periods because of the absences of quoted market prices. Because the trust preferred markets became effectively inactive during the first quarter of 2008 due to increasing credit concerns in the capital markets, management used unobservable pricing spreads to 3-month LIBOR in the fair value determination of its junior subordinated debt. Management utilized a similar market spread from 3-month LIBOR to that used for the fourth quarter of 2007 when observable data were more available. Management believes this market spread is still relatively indicative of those used by market participants, although for purposes of the fair value analysis performed for September 30, 2008, that spread was increased by 20 basis points. The Company believes that when financial markets again normalize, market credit spreads will be slightly higher than they have been in the past, although it is difficult to determine by how much at this time.

The fair value calculation performed at September 30, 2008 resulted in a pretax loss adjustment of $37,000 for the quarter ended September 30, 2008, and a cumulative pretax gain adjustment $464,000 for the nine months ended September 30, 2008. The cumulative gain adjustment is primarily the result of a 65 basis point decline in the 3-month LIBOR base rate between December 31, 2007 and September 30, 2008, combined with a 20 basis point increase in the market spread from LIBOR used in the analysis. At September 30, 2008, the total cumulative fair value gain recorded on the balance sheet for was $2.8 million. Upon initial adoption of SFAS No. 159, fair value adjustments were reflected in retained earnings. Fair value gains and losses subsequent to initial adoption of SFAS No. 159 are reflected as a component of noninterest income.

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of September 30, 2008 (in 000’s):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	Sept 30, 2008	(Level 1)	(Level 2)	(Level 3)
AFS Securities	$96,324	$13,221	$83,103
Investment in Bank equity securities	164	164
Impaired Loans (non-recurring)	19,381		3,156	$16,225
Core deposit intangibles (non-recurring)	1,406			1,406
Total	$117,275	$13,385	$86,259	$17,631

	Sept 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	2008	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	$12,783			$12,783
Total	$12,783	$0	$0	$12,783

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

Fair value measurements for impaired loans are performed pursuant to SFAS No. 114, and are based upon either collateral values supported by appraisals, or observed market prices. The change in fair value of impaired assets that were valued based upon level three inputs was approximately $55,000 and $203,000 for the nine months ended September 30, 2008, and year ended December 31, 2007, respectively. This loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the loan loss reserve. Such adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for credit losses recorded in current earnings.

The fair value of the junior subordinated debt was determined based upon a valuation discounted cash flows model utilizing observable market rates and credit characteristics for similar instruments. In its analysis, the Company used characteristics that distinguish market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the nine month period ended September 30, 2008, management utilized a similar market spread from 3-month LIBOR to that used for the fourth quarter of 2007 when observable data were more available. The Company believes this adjustment is significant enough to the fair value determination of the junior subordinated debt as to make them Level 3 inputs as of March 31, 2008, June 30, 2008, and September 30, 2008. The junior subordinated debt was classified as Level 2 as of December 31, 2007.

The nonrecurring fair value measurements performed during the quarter ended March 31, 2008 resulted in a pretax fair value impairment adjustment of $624,000 ($364,000 net of tax) to the core deposit intangible asset. The adjustment is reflected as a component of noninterest expense for the quarter ended March 31, 2008 and the nine months ended September 30, 2008.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring and non-recurring basis during the periods ended September 30, 2008 and 2007 (in 000’s):

	9/30/2008	9/30/2007
Reconciliation of Assets:	Impaired Loans and CDI	Impaired Loans	Business Combinations
Beginning balance	$2,211	$1,521	$0
Total gains included in earnings (or changes in net assets)	(1,891)	(203)	9,910
Transfers in and/or out of Level 3	17,311	111	68,748
Ending balance	$17,631	$1,429	$78,658
The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(338)	$(203)	$9,910

	9/30/2008	9/30/2007
Reconciliation of Liabilities:	Junior Sub Debt	Business Combinations
Beginning balance	$0	$0
Total gains included in earnings (or changes in net assets)	(464)	(3,215)
Transfers in and/or out of Level 3	13,247	69,600
Ending balance	$12,783	$66,385
The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(464)	$(3,215)

During the quarter ended March 31, 2008, the Company reclassified approximately $12.8 million in junior subordinated debt from Level 2 to Level 3 because certain significant inputs for the fair value measurement became unobservable. The fair value of junior subordinated debt was again considered a Level 3 input at September 30, 2008. This re-class was primarily the result of continued credit market and liquidity deterioration in which credit markets for trust preferred securities became effectively inactive during the period.

15.	Impairment Loss – Core Deposit Intangible

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

During the impairment analysis performed as of March 31, 2008, it was determined that the original deposits purchased from Legacy Bank during February 2007 had declined faster than originally anticipated when the core deposit intangible was calculated at the time of the merger. As a result of increased deposit runoff, particularly in interest-bearing and noninterest-bearing checking accounts, the estimated value of the Legacy core deposit intangible was determined to be $1.6 million at March 31, 2008 rather than the pre-adjustment carrying value of $2.3 million. As a result of the impairment analysis, the Company recorded a pre-tax impairment loss of $624,000 ($364,000 net of tax) reflected as a component of noninterest expense for the quarter ended March 31, and the nine months ended September 30, 2008. Pursuant to the impairment analysis conducted as of March 31, 2008, the Company determined that there was no impairment to the goodwill related to the Legacy merger. During the quarter ended September 30, 2008, the Company recorded $90,000 of amortization expense related to the Legacy core deposit intangible asset bringing the net carrying value to $1.4 million at September 30, 2008.

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

Trends Affecting Results of Operations and Financial Position

The following table summarizes the nine-month and year-to-date averages of the components of interest-bearing assets as a percentage of total interest-bearing assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	9/30/08	12/31/07	9/30/07
Loans and Leases	84.28%	85.00%	84.45%
Investment securities available for sale	14.58%	13.46%	13.74%
Interest-bearing deposits in other banks	1.04%	1.02%	1.15%
Federal funds sold	0.10%	0.52%	0.66%
Total earning assets	100.00%	100.00%	100.00%

NOW accounts	8.04%	8.82%	9.01%
Money market accounts	23.47%	25.99%	27.08%
Savings accounts	7.62%	8.79%	9.14%
Time deposits	45.74%	50.05%	48.44%
Other borrowings	12.78%	3.40%	3.19%
Subordinated debentures	2.35%	2.95%	3.14%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

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

Continued weakness in the real estate markets and the general economy have impacted the Company’s operations during 2008 although, the Company continues its business development and expansion efforts throughout a diverse market area.

With market rates of interest declining 100 basis points during the fourth quarter of 2007, and another 225 basis points during the first nine months of 2008, the Company has experienced continued declines in its net interest margin. The Company’s net interest margin was 4.44% for the nine months ended September 30, 2008, as compared to 5.35% for the year ended December 31, 2007, and 5.50% for the nine months ended September 30, 2007. With approximately 64% of the loan portfolio in floating rate instruments at September 30, 2008, the effects of market rates continue to be realized almost immediately on loan yields. Loans yielded 7.04% during the nine months ended September 30, 2008, as compared to 9.07% for the year ended December 31, 2007, and 9.28% for the nine months ended September 30, 2007. With a significant increase in nonaccrual loans during the first nine months of 2008, the Company reversed approximately $755,000 in interest income during the period, reducing the loan yield by approximately 17 basis points during the first nine months of 2008. Loan yield was enhanced during 2007, as a nonperforming loan was paid off during the first quarter of 2007, providing an additional $825,000 in previously unrecognized interest income that would not have otherwise been recognized during 2007, and an enhancement to loan yield of approximately 19 basis points for the nine months ended September 30, 2007 and 14 basis points for the year ended December 31, 2007. With market rates of interest declining so rapidly during the past four quarters, deposit repricing has been slow to follow loan repricing, as deposit rate changes tend to lag the market, while floating-rate loans reprice immediately. While deposit rates have declined, the Company continues to experience pricing pressures on deposits, especially money market accounts and time deposits, as increased competition for deposits continues throughout the Company’s market area. The Company’s average cost of funds was 2.95% for the nine months ended September 30, 2008 as compared to 3.91% for the year ended December 31, 2007, and 3.90% for the nine months ended September 30, 2007.

Total noninterest income of $5.6 million reported for the nine months ended September 30, 2008 decreased $1.9 million or 25.3% as compared to the nine months ended September 30, 2007, primarily as the result of changes in SFAS No. 159 fair market value adjustments between the two nine-month periods on the Company’s junior subordinated debt. Noninterest income continues to be driven by customer service fees, which totaled $3.6 million for the nine months ended September 30, 2008, representing an increase of $51,000 or 1.5% over the $3.5 million in customer service fees reported for the nine months ended September 30, 2007. Customer service fees represented 63.0% and 46.4% of total noninterest income for the nine-month periods ended September 30, 2008 and 2007, respectively.

Noninterest expense increased approximately $1.0 million or 6.4% between the nine-month periods ended September 30, 2007 and September 30, 2008. An impairment loss on the Company’s core deposit intangible asset related to the Legacy Bank merger totaled $624,000 or 61.4% of the increase in noninterest expense experienced during the first nine months of 2008. Other components of the increase experienced during 2008 were employee salary and benefit costs, including additional employee costs associated with the new financial services department, increased occupancy expense, and increased expenses related to other real estate owned through foreclosure. Professional fees declined $192,000 or 15.4% between the nine-month periods ended September 30, 2007 and September 30, 2008 as the result of reductions in corporate legal fees between the two periods.

On September 23, 2008, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. The stock dividend for the third quarter of 2008 replaces the normal quarterly cash dividend and reflects a similar value. Although the Company's capital position remains strong, the change in the dividend from cash to stock was employed as a precaution against uncertainties in the 1-4 family residential real estate market and the potential impact on the Company's construction and related land and lot loan portfolio. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of October 10, 2008, an additional 117,732 shares were issued to shareholders on October 22, 2008. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

The Company has maintained a strong, yet conservative balance sheet during the nine months ended September 30, 2008 with only minor increases in loans during the period. Total assets increased approximately $16.3 million during the nine months ended September 30, 2008, with increases of $19.1 million in investment securities and interest-bearing deposits in other banks offsetting decreases in cash and due from banks. With increased average loan volume during 2008, average loans comprised approximately 84% of overall average earning assets during the nine months ended September 30, 2008.

Nonperforming assets increased during the quarter ended September 30, 2008 as real estate markets continue to suffer from the mortgage crisis which began during mid-2007. Nonaccrual loans increased $11.1 million from the balance reported at June 30, 2008, and increased $33.5 million from the balance reported at December 31, 2007, to a balance of $55.1 million at September 30, 2008. This increase in nonaccrual loans during the quarter was almost exclusively in construction loans. In determining the adequacy of the underlying collateral related to theses loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans increased $33.0 million during the nine months ended September 30, 2008 and increased $12.9 million during the third quarter of 2008 to a balance of $53.7 million at September 30, 2008. Other real estate owned through foreclosure increased $1.1 million between December 31, 2007 and September 30, 2008, as five properties were moved through foreclosure proceedings when all other means of collection failed. One of those foreclosed properties totaling $1.6 million was subsequently sold during the second quarter of 2008. As a result of these events, nonperforming assets as a percentage of total assets increased from 3.66% at December 31, 2007 to 7.96% at September 30, 2008.

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Increased charge-offs and additional loan loss provisions made during the nine months ended September 30, 2008 impacted earnings during the third quarter of 2008, but the provisions made to the allowance for credit loses, totaling $265,000, $548,000, and $6.4 million during the first, second, and third quarters of 2008, respectively, are adequate to cover inherent losses in the loan portfolio. Loan and lease charge-offs totaling $1.5 million during the quarter ended September 30, 2008 included the charge-off of a single unsecured commercial loan relationship totaling $1.2 million.

Deposits decreased by $32.3 million during the nine months ended September 30, 2008, as brokered deposits of $100,000 or more matured and were replaced with less costly borrowings from the Company’s FHLB lines of credit or from the Federal Reserve Discount Window. In total, average core deposits, including NOW accounts, money market accounts, and savings accounts, continue to comprise a high percentage of total interest-bearing liabilities for the nine months ended September 30, 2008, as brokered time deposits have been allowed to run off as they matured during 2008.

The Company has increasingly utilized its overnight borrowing and other term credit lines, with borrowings totaling $86.8 million at September 30, 2008 as compared to $32.3 million at December 31, 2007. The Company increased its use of FHLB term credit lines during the first nine months of 2008, with one-to-two year fixed-rate borrowings totaling $28.0 million at September 30, 2008, as compared to $10.0 million in a single two year fixed rate note at December 31, 2007. The average rate of those term borrowings was 3.43% at September 30, 2008 as compared to 4.92% at December 31, 2007, representing a cost reduction of 149 basis points during the first nine months of 2008. Overnight borrowings have increased significantly during 2008, as maturing brokered deposits were replaced with less expensive overnight borrowings through the Federal Reserve Discount window. Although the Company has realized significant interest expense reductions by utilizing these overnight borrowings lines, the use of such lines are monitored closely to ensure sound balance sheet management in light of the current economic and credit environment.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has declined as market rates of interest have fallen during the nine months ended September 30, 2008. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 4.14% at September 30, 2008, representing a rate reduction of 247 basis points between December 31, 2007 and September 30, 2008. As a result of interest rate changes experienced during the first nine months of 2008 in relation to market spreads for junior subordinated debentures, the Company recorded an additional $464,000 pretax fair value gain on its junior subordinated debt bring the total cumulative gain recorded on the debt to $2.8 million at September 30, 2008.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties, as well as Campbell, in Santa Clara County. The San Joaquin Valley and other California markets have shown weaker demand for construction lending and commercial lending from small and medium size businesses, as commercial and residential real estate markets declined during 2007 and throughout the first nine months of 2008. The first nine months of 2008 have presented significant challenges for the banking industry with tightening credit markets, weakening real estate markets, and increased loan losses adversely affecting the industry.

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

Results of Operations

For the nine months ended September 30, 2008, the Company reported net income of $3.2 million or $0.27 per share ($0.27 diluted) as compared to $10.6 million or $0.88 per share ($0.87 diluted) for the nine months ended September 30, 2007. For the quarter ended September 30, 2008, the Company reported a net loss of $1.3 million or $0.11 per share as compared to net income of $3.7 million or $0.30 per share ($0.30 diluted) for the quarter ended September 30, 2007. The net loss reported during the third quarter of 2008 was primarily the result of additional provisions for loan losses totaling $6.4 million made during the period.

The Company’s return on average assets was 0.56% for the nine-month period ended September 30, 2008 as compared to 1.87% for the nine-month period ended September 30, 2007. The Bank’s return on average equity was 5.18% for the nine months ended September 30, 2008 as compared to 17.43% for the same nine-month period of 2007.

Net Interest Income

Net interest income before provision for credit losses totaled $23.1 million for the nine months ended September 30, 2008, representing a decrease of $4.6 million, or 16.7% when compared to the $27.8 million reported for the same nine months of the previous year. The decrease in net interest income between 2007 and 2008 is primarily the result of decreased yields on interest-earning assets, which more than offset increases in volumes of earning assets, as well as decreases in the Company’s cost of interest-bearing liabilities.

The Bank's net interest margin, as shown in Table 1, decreased to 4.44% at September 30, 2008 from 5.50% at September 30, 2007, a decrease of 106 basis point (100 basis points = 1%) between the two periods. Average market rates of interest have decreased significantly between the nine-month periods ended September 30, 2007 and 2008. The prime rate averaged 5.43% for the nine months ended September 30, 2008 as compared to 8.23% for the comparative nine months of 2007.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Nine Months Ended September 30, 2008 and 2007

	2008			2007
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans and leases (1)	$587,647	$30,960	7.04%	$569,730	$39,542	9.28%
Investment Securities – taxable	100,152	3,910	5.21%	90,466	2,882	4.26%
Investment Securities – nontaxable (2)	1,520	54	4.75%	2,227	81	4.86%
Interest-bearing deposits in other banks	7,262	169	3.11%	7,762	223	3.84%
Federal funds sold and reverse repos	730	18	3.29%	4,485	183	5.46%
Total interest-earning assets	697,311	$35,111	6.73%	674,670	$42,911	8.50%
Allowance for credit losses	(11,079)			(9,648)
Noninterest-bearing assets:
Cash and due from banks	20,926			24,587
Premises and equipment, net	15,148			15,950
Accrued interest receivable	2,915			4,187
Other real estate owned	7,619			1,953
Other assets	44,062			42,411
Total average assets	$776,902			$754,110
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$43,594	$169	0.52%	$46,675	$221	0.63%
Money market accounts	127,252	2,307	2.42%	140,337	3,271	3.12%
Savings accounts	41,299	386	1.25%	47,384	691	1.95%
Time deposits	247,959	7,094	3.82%	250,983	9,299	4.95%
Other borrowings	69,280	1,478	2.85%	16,513	657	5.32%
Junior subordinated debentures	12,742	536	5.62%	16,272	984	8.09%
Total interest-bearing liabilities	542,126	$11,970	2.95%	518,164	$15,123	3.90%
Noninterest-bearing liabilities:
Noninterest-bearing checking	143,413			145,471
Accrued interest payable	1,224			2,238
Other liabilities	6,868			7,185
Total Liabilities	693,631			673,058

Total shareholders' equity	83,271			81,052
Total average liabilities and
shareholders' equity	$776,902			$754,110
Interest income as a percentage
of average earning assets			6.73%			8.50%
Interest expense as a percentage
of average earning assets			2.29%			3.00%
Net interest margin			4.44%			5.50%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $2,523,000 and $2,285,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

Table 2. Rate and Volume Analysis

	Increase (decrease) in the nine months ended
	Sept 30, 2008 compared to Sept 30, 2007
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$(8,582)	$(9,804)	$1,222
Investment securities available for sale	1,001	690	311
Interest-bearing deposits in other banks	(54)	(43)	(11)
Federal funds sold and securities purchased
under agreements to resell	(165)	(53)	(112)
Total interest income	(7,800)	(9,210)	1,410
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(1,016)	(736)	(280)
Savings accounts	(305)	(225)	(80)
Time deposits	(2,205)	(2,096)	(109)
Other borrowings	821	(430)	1,251
Subordinated debentures	(448)	(262)	(186)
Total interest expense	(3,153)	(3,749)	596
Increase (decrease) in net interest income	$(4,647)	$(5,461)	$814

For the nine months ended September 30, 2008, total interest income decreased approximately $7.8 million, or 18.2% as compared to the nine-month period ended September 30, 2007. Earning asset volumes increased almost exclusively in loans, with minor increases experienced in investment securities.

For the nine months ended September 30, 2008, total interest expense decreased approximately $3.2 million, or 20.8% as compared to the nine-month period ended September 30, 2007. Between those two periods, average interest-bearing liabilities increased by $24.0 million, while the average rates paid on these liabilities decreased by 95 basis points.

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the nine months ended September 30, 2008, the provision to the allowance for credit losses amounted to $7.2 million as compared to $2.4 million for the nine months ended September 30, 2007. The provision to the allowance for credit losses for the quarter ended September 30, 2008 totaled $6.4 million as compared to $2.0 million for the quarter ended September 30, 2007. The amount provided to the allowance for credit losses during the first nine months of 2008 brought the allowance to 2.66% of net outstanding loan balances at September 30, 2008, as compared to 1.83% of net outstanding loan balances at December 31, 2007, and 1.62% at September 30, 2007.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007:

(In thousands)	2008	2007	Amount of Change	Percent Change
Customer service fees	$3,554	$3,503	$51	1.46%
Gain on redemption of securities	24	0	24	—
Gain on sale of OREO	67	35	32	91.43%
Proceeds from bank-owned life insurance	0	483	(483)	-100.00%
Gain (loss) on swap ineffectiveness	9	44	(35)	-79.55%
Gain on fair value of financial liabilities	464	2,234	(1,770)	-79.23%
Shared appreciation income	265	34	231	679.41%
Other	1,261	1,221	40	3.28%
Total noninterest income	$5,644	$7,554	$(1,910)	-25.28%

Noninterest income for the nine months ended September 30, 2008 decreased $1.9 million or 25.3% when compared to the same period of 2007. Net decreases in total noninterest income experienced during 2008 were the primarily the result of SFAS No. 157 fair value gain adjustments on the Company’s junior subordinated debt totaling $464,000 during the nine months ended September 30, 2008, which represents a decrease of $1.8 million from the fair market value gains recognized during the nine months ended September 30, 2008. Customer service fees increased $51,000 or 1.5% between the two nine-month periods presented, which is attributable in part to increases in revenues from the Company’s newly acquired financial services department, as well as increases in NSF fees, which were partially offset by declines in ATM fees. Proceeds from bank-owned life insurance decreased $483,000 between the nine months ended September 30, 2007 and September 30, 2008 as the result of an employee death-benefit payment received during 2007 that did not again occur during 2008.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007:

Table 4. Changes in Noninterest Expense

(In thousands)	2008	2007	Amount of Change	Percent Change
Salaries and employee benefits	$8,200	$7,972	$228	2.86%
Occupancy expense	2,977	2,662	315	11.83%
Data processing	216	326	(110)	-33.74%
Professional fees	1,059	1,251	(192)	-15.35%
Directors fees	196	201	(5)	-2.49%
Amortization of intangibles	737	740	(3)	-0.41%
Correspondent bank service charges	329	343	(14)	-4.08%
Impairment loss on core deposit intangible	624	0	624	—
Loss on California tax credit partnership	324	324	0	0.00%
Impairment loss on OREO	31	0	31	—
OREO expense	211	118	93	78.81%
Other	2,121	2,072	49	2.36%
Total expense	$17,025	$16,009	$1,016	6.35%

Increases in noninterest expense between the nine months ended September 30, 2007 and 2008 are associated primarily with normal continued growth of the Company, including additional staffing costs, and costs associated, in part, with the new financial services department located in Fresno, California. During the first quarter of 2008, the Company recorded an impairment loss of $624,000 on the core deposit intangible related to the Legacy Bank merger.

The Company recognized stock-based compensation expense of $91,000 and $140,000 for the nine months ended September 30, 2008 and 2007, respectively. This expense is included in noninterest expense under salaries and employee benefits. The Company expects stock-based compensation expense to be about $29,000 per quarter during the remainder of 2008. Under the current pool of stock options, stock-based compensation expense will decline to approximately $17,000 per quarter during 2009, then to $8,000 per quarter for 2010, and decline after that through 2011. If new stock options are issued, or existing options fail to vest, for example, due to unexpected forfeitures, actual stock-based compensation expense in future periods will change.

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

The Company has reviewed its REIT tax position as of January 1, 2007 (adoption date), and then again each subsequent quarter since the adoption of FIN48. The Bank, with guidance from advisors believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined in FIN48) that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007 the Company recorded an adjustment of $1.3 million to beginning retained earnings upon adoption of FIN48 to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. Since the adoption of FIN48 on January 1, 2007, the Company has increased the unrecognized tax liability by an additional $130,000 in interest, including $87,000 during 2007 and $43,000 during the first nine months of 2008, bringing the total recorded tax liability under FIN48 to $1.4 million at September 30, 2008. It is the Company’s policy to recognize interest and penalties under FIN48 as a component of income tax expense. The Company has reviewed all of its tax positions as of September 30, 2008, and has determined that, other than the REIT, there are no other material amounts that should be recorded under the guidelines of FIN48.

Financial Condition

Total assets increased $16.3 million, or 2.11% to a balance of $788.0 million at September 30, 2008, from the balance of $771.7 million at December 31, 2007, and decreased $15.0 million or 1.86% from the balance of $803.0 million at September 30, 2007. Total deposits of $602.3 million at September 30, 2008 decreased $32.3 million, or 5.09% from the balance reported at December 31, 2007, and decreased $67.2 million from the balance of $669.5 million reported at September 30, 2007. Between December 31, 2007 and September 30, 2008, loans increased $9.4 million, or 1.56% to a balance of $607.6 million, while investment securities increased by $7.0 million, or 7.73%, and interest-bearing deposits in other banks increased $12.2 million or 419.11%.

Earning assets averaged approximately $697.3 million during the nine months ended September 30, 2008, as compared to $674.7 million for the same nine-month period of 2007. Average interest-bearing liabilities increased to $542.1 million for the nine months ended September 30, 2008, as compared to $518.2 million for the comparative nine-month period of 2007.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $607.6 million at September 30, 2008, an increase of $9.4 million or 1.56% when compared to the balance of $598.2 million at December 31, 2007, and a decrease of $18.4 million or 2.93% when compared to the balance of $625.9 million reported at September 30, 2007. Loans on average increased $17.9 million or 3.14% between the nine-month periods ended September 30, 2007 and September 30, 2008, with loans averaging $587.6 million for the nine months ended September 30, 2008, as compared to $569.7 million for the same nine-month period of 2007.

During the first nine months of 2008, increases were experienced in commercial and industrial loans, agricultural loans, and installment loans. During the first nine months of 2008, declines were experienced in construction loans and real estate mortgage loans, with the strongest decline experienced in real estate construction lending as a result of declines in new home sales within the Company’s market area. The following table sets forth the amounts of loans outstanding by category at September 30, 2008 and December 31, 2007, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	September 30, 2008		December 31, 2007
	Dollar	% of	Dollar	% of	Net	%
(In thousands)	Amount	Loans	Amount	Loans	Change	Change
Commercial and industrial	$229,352	37.7%	$204,385	34.2%	$24,967	12.22%
Real estate – mortgage	132,085	21.7%	142,565	23.8%	(10,480)	-7.35%
Real estate – construction	160,630	26.5%	178,296	29.8%	(17,666)	-9.91%
Agricultural	57,663	9.5%	46,055	7.7%	11,608	25.20%
Installment/other	20,572	3.4%	18,171	3.0%	2,401	13.21%
Lease financing	7,276	1.2%	8,748	1.5%	(1,472)	-16.82%
Total Gross Loans	$607,578	100.0%	$598,220	100.0%	$9,358	1.56%

The overall average yield on the loan portfolio was 7.04% for the nine months ended September 30, 2008, as compared to 9.28% for the nine months ended September 30, 2007, and decreased between the two periods primarily as the result of a decline in average market rates of interest between the two periods. Loan yields declined, in part, as the result of the reversal of approximately $755,000 in interest income on nonaccrual loans during the nine months ended September 30, 2008, which reduced loan yield by approximately 0.17% during the period. The loan yield realized during the first nine months of 2007 was enhanced to some degree as the result of a nonperforming loan that was paid off during the quarter, providing an additional $825,000 in previously unrecognized interest income, and an increase in loan yield for the first nine months of 2007 of approximately 0.19%. At September 30, 2008, 63.8% of the Company's loan portfolio consisted of floating rate instruments, as compared to 62.2% of the portfolio at December 31, 2007, with the majority of those tied to the prime rate.

Deposits

Total deposits decreased during the period to a balance of $602.3 million at September 30, 2008 representing a decrease of $32.3 million, or 5.09% from the balance of $634.6 million reported at December 31, 2007, and a decrease of $67.2 million, or 10.04% from the balance reported at September 30, 2007. During the first nine months of 2008, decreases were experienced primarily in time deposits of $100,000 or more, with only minor declines in savings accounts. Increases were experienced in noninterest-bearing deposits, NOW and money market accounts, savings accounts, and time deposits of less than $100,000. The decline of $93.0 million in time deposits of $100,000 or more experienced during the first nine months of 2008 was primarily in brokered deposits, as maturing brokered deposits were replaced with less expensive overnight and short-term borrowings.

The following table sets forth the amounts of deposits outstanding by category at September 30, 2008 and December 31, 2007, and the net change between the two periods presented.

Table 6. Deposits

	September 30,	December 31,	Net	Percentage
(In thousands)	2008	2007	Change	Change
Noninterest bearing deposits	$154,186	$139,066	$15,120	10.87%
Interest bearing deposits:
NOW and money market accounts	181,912	153,717	28,195	18.34%
Savings accounts	39,010	40,012	(1,002)	-2.50%
Time deposits:
Under $100,000	70,654	52,297	18,357	35.10%
$100,000 and over	156,523	249,525	(93,002)	-37.27%
Total interest bearing deposits	448,099	495,551	(47,452)	-9.58%
Total deposits	$602,285	$634,617	$(32,332)	-5.09%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits decreased $47.5 million, or 9.58% between December 31, 2007 and September 30, 2008, while noninterest-bearing deposits increased $15.1 million, or 10.87% between the same two periods presented.

Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 69.5% and 59.9% of the total deposit portfolio at September 30, 2008 and December 31, 2007, respectively. Brokered deposits totaled $83.7 million at September 30, 2008 as compared to $139.3 million at December 31, 2007 and $122.9 million at September 30, 2007. The Company has allowed approximately $55.6 million in brokered deposits to runoff as they matured during the nine months ended September 30, 2008, and has utilized more cost-effective overnight borrowing lines through Federal Reserve Discount Window.

On a year-to-date average (refer to Table 1), the Company experienced a decrease of $27.3 million or 4.33% in total deposits between the nine-month periods ended September 30, 2007 and September 30, 2008. Between these two periods, average interest-bearing deposits decreased $25.3 million or 5.21%, while total noninterest-bearing checking decreased $2.1 million or 1.41% on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized and uncollateralized lines of credit aggregating $286.6 million, as well as FHLB lines of credit totaling $32.8 million at September 30, 2008. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At September 30, 2008, the Company had $28.0 million borrowed against its FHLB lines of credit. The $28.0 million in FHLB borrowings outstanding at September 30, 2008 consists of a various FHLB term-advances (summarized in table below.) The Company had collateralized and uncollateralized lines of credit aggregating $386.7 million, as well as FHLB lines of credit totaling $22.0 million at December 31, 2007.

FHLB term borrowings at September 30, 2008 (in 000’s):
Term	Balance at 9/30/08	Rate	Maturity
1 year	$7,000	2.51%	2/11/09
2 year	10,000	4.92%	3/30/09
2 year	11,000	2.67%	2/11/10
	$28,000	3.43%

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

The Company’s methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include:

- the formula allowance,
- specific allowances for problem graded loans identified as impaired, or for problem graded loans which may require reserves in excess of the formula allowance,
- and the unallocated allowance

In addition, the allowance analysis also incorporates the results of measuring impaired loans as provided in:

- Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and
- SFAS 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.”

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss”. Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss. At September 30, 2008 problem graded or “classified” loans totaled $105.1 million or 17.3% of gross loans as compared to $51.8 million or 8.7% of gross loans at December 31, 2008.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at September 30, 2008 and December 31, 2007.

	Balance	Balance
(in 000's)	September 30, 2008	December 31,2007
Specific allowance – impaired loans	$7,953	$4,452
Formula allowance – special mention and classified loans	3,860	$2,459
Total allowance for special mention and classified loans	11,813	6,911

Formula allowance for pass loans	3,973	3,990
Unallocated allowance	320	0
Total allowance	$16,106	$10,901

Impaired loans increased approximately $33.0 million between December 31, 2007 and September 30, 2008, and increased approximately $12.9 million during the quarter ended September 30, 2008. The specific allowance related to impaired loans increased $3.5 million and $3.8 million for the nine months and quarter ended September 30, 2008, respectively. The formula allowance related to loans that are not impaired (including special mention and substandard) increased approximately $1.4 million between December 31, 2007 and September 30, 2008, and increased $900,000 during the quarter ended September 30, 2008. Increases for the nine months ended September 30, 2008 were the result of increases in the volume of substandard and special mention loans, as well as minor increases in adjusting factors for current economic trends and conditions, and trends in delinquent and nonaccrual loans. Even though the level of “pass” loans decreased during the nine months ended September 30, 2008, the related formula allowance has remained level over that period as a result of an increase in commercial and industrial loans which have a higher percentage loss allocation, as well as factor allocation increases due to current economic conditions.

At September 30, 2008, the Company segregated approximately $26.6 million of the total $46.8 million in substandard classified loans for purposes of the quarterly analysis of the adequacy of the allowance for credit losses under SFAS No. 5. Many of these loans had been downgraded to substandard because the borrowers had other direct or indirect lending relationships which were classified as substandard or impaired. The $26.6 million in substandard loans consists of ten borrowing relationships, which although classified as substandard, the Company believes are performing and therefore do not warrant the same loss factors as other substandard loans in the portfolio. The adequacy of the allowance for credit losses related to this $26.6 million pool of substandard loans was based upon current payment history, loan-to-value ratios, future anticipated performance, and other various factors. The formula allowance for credit losses related to these substandard loans totaled $1.2 million at September 30, 2008. This formula reserve is included in the formula allowance for special mention and classified loans totaling $2.9 million in the table above.

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. Other than for the segregation of approximately $26.6 million in substandard loans at September 30, 2008 discussed above, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses during the nine months ended September 30, 2008.

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

At September 30, 2008 and 2007, the Company's recorded investment in loans for which impairment has been identified totaled $53.7 million and $23.1 million, respectively. Included in total impaired loans at September 30, 2008, are $27.3 million of impaired loans for which the related specific allowance is $8.0 million, as well as $26.4 million of impaired loans that as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at September 30, 2007 included $12.9 million of impaired loans for which the related specific allowance is $5.2 million, as well as $10.2 million of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $32.8 million during the first nine months of 2008 and $14.7 million during the first nine months of 2007. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the nine months ended September 30, 2008 and 2007, the Company recognized no income on such loans.

As with nonaccrual loans, the greatest increase in impaired loans during the nine months ended September 30, 2008 has been in real estate construction loans, with that loan category comprising more than 74% of total impaired loans at September 30, 2008. Although construction loans are generally collateral dependent and the related collateral is considered adequate to cover the loan’s carrying value in many cases, the specific reserve related to impaired construction loans has increased approximately $3.5 million since December 31, 2007 as property valuations have declined. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans, approximately $46.5 million or 86.6% are secured by real estate, and $43.2 million of total impaired loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, and developing that land if required, and to develop real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at September 30, 2008 and December 31, 2007.

			Balance	Reserve
(in 000’s)	Balance Sept 30, 2008	Reserve Sept 30, 2008	December 31, 2007	December 31, 2007
Commercial and industrial	$7,831	$294	$7,617	$339
Real estate - mortgage	600	0	0	0
Real estate - construction	39,799	4,133	7,474	598
Agricultural	0	0	0	0
Installment/other	0	0	0	0
Lease financing	5,425	3,526	5,536	3,516
Total	$53,655	$7,953	$20,627	$4,453

Of the $39.8 million in impaired construction loans shown above, approximately $18.6 million or 46.8% are for residential construction, $10.9 million or 27.3% are for residential acquisition and development, and another $10.3 million or 25.9 % are for land development. Of the $7.8 million in impaired commercial and industrial loans, nearly $2.7 million or 34.4% are for land development. Geographically, the $43.2 million in impaired loans made for the purpose of residential construction, residential and commercial acquisition and development, and land development, are disbursed throughout a wide area of California, with approximately 40.3% of those loans within Fresno, Madera, Kern, and Santa Clara Counties. The following table summarizes the impaired loan balances by county of loans made for the purpose of residential construction, residential and commercial acquisition and development, and land development as of September 30, 2008.

	Impaired
County:	Balance (000's)	Percentage
Fresno	$12,779	29.56%
Madera	259	0.60%
Kern	140	0.32%
Santa Clara	4,240	9.81%
Alpine	7,973	18.44%
Los Angeles	1,435	3.32%
Merced	2,524	5.84%
Monterey	7,781	18.00%
Tulare	5,503	12.73%
Other counties	600	1.39%
Total R.E. related impaired	$43,234	100.00%

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. With interest rates decreasing 100 basis points during the fourth quarter of 2007, another 225 basis points during the first nine months of 2008, and then another 50 basis points during October 2008, indications are that the economy will continue to suffer in the near future as a result of sub-prime lending problems, a weakened real estate market, and tight credit markets. Both business and consumer spending have showed signs of slowing during the past several quarters, and current GDP projections for the next year have softened significantly. It is difficult to determine to what degree the Federal Reserve will adjust short-term interest rates in its efforts to influence the economy. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. The local market has remained more stable economically during the past several years than other areas of the state and the nation, which have experienced more volatile economic trends, including significant softening of residential real estate markets. Although the local area residential housing markets have softened to a large degree, they continue to perform better than other parts of the state, which should bode well for sustained, but slower growth in the Company’s market areas of Fresno and Madera, Kern, and Santa Clara Counties. Local unemployment rates in the San Joaquin Valley remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates have improved during the past several years. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state. Management recognizes increased risk of loss due to the Company's exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity (unaudited)

	September 30,	September 30,
(In thousands)	2008	2007
Total loans outstanding at end of period before
deducting allowances for credit losses	$606,212	$624,091
Average net loans outstanding during period	587,647	569,730

Balance of allowance at beginning of period	10,901	8,365
Loans charged off:
Real estate	(473)	0
Commercial and industrial	(1,105)	(1,793)
Lease financing	(273)	(8)
Installment and other	(255)	(115)
Total loans charged off	(2,106)	(1,916)
Recoveries of loans previously charged off:
Real estate	0	0
Commercial and industrial	72	27
Lease financing	13	0
Installment and other	11	17
Total loan recoveries	96	44
Net loans charged off	(2,010)	(1,872)

Provision charged to operating expense	7,215	2,360
Reserve acquired in business combination	0	1,268
Balance of allowance for credit losses
at end of period	$16,106	$10,121

Net loan charge-offs to total average loans (annualized)	0.46%	0.44%
Net loan charge-offs to loans at end of period (annualized)	0.44%	0.40%
Allowance for credit losses to total loans at end of period	2.66%	1.62%
Net loan charge-offs to allowance for credit losses (annualized)	16.67%	24.73%
Net loan charge-offs to provision for credit losses (annualized)	27.86%	79.32%

At September 30, 2008 and 2007, $384,000 and $609,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities. Management believes that the 2.66% credit loss allowance at September 30, 2008 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets

	September 30,	December 31,
(In thousands)	2008	2007
Nonaccrual Loans	$55,116	$21,583
Restructured Loans	0	23
Total nonperforming loans	55,116	21,606
Other real estate owned	7,728	6,666
Total nonperforming assets	$62,844	$28,272

Loans past due 90 days or more, still accruing	$894	$189
Nonperforming loans to total gross loans	9.07%	3.61%
Nonperforming assets to total gross loans	10.34%	4.73%

Non-performing assets have increased between December 31, 2007 and September 30, 2008 as declines in real estate markets and related sectors experienced since the later part of 2007 resulting from lending problems continue to impact credit markets and the general economy during 2008. Nonaccrual loans increased $33.5 million between December 31, 2007 and September 30, 2008, with construction loans comprising approximately 71% of total nonaccrual loans at September 30, 2008, and commercial and industrial loans comprising another 16%. The following table summarizes the nonaccrual totals by loan category for the periods shown.

	Balance	Balance	Balance	Change from	Change from
Nonaccrual Loans (in 000's):	Sept 30, 2008	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Commercial and industrial	$8,766	$7,849	$6,372	$917	$2,394
Real estate - mortgage	1,747	1,027	428	720	1,319
Real estate - construction	39,088	29,571	7,548	9,517	31,540
Agricultural	0	0	1,684	0	(1,684)
Installment/other	20	12	3	8	17
Lease financing	5,495	5,590	5,548	(95)	(53)
Total Nonaccrual Loans	$55,116	$44,049	$21,583	$11,067	$33,533

Increases in nonaccrual construction loans are the result of a significant slowdown in new housing starts and the resultant depreciation in land, and both partially completed and completed construction projects. As with impaired loans, a large percentage of nonaccrual loans were made for the purpose of residential construction, residential and commercial acquisition and development, and land development. The following table summarizes nonaccrual balances by purpose at September 30, 2008.

(in 000's)	September 30, 2008
Residential construction	$17,935
Residential and commercial
acquisition and development	11,013
Land development	13,678
Other purposes	12,490
Total nonaccrual loans	$55,116

During the nine months ended September 30, 2008, five loans totaling approximately $2.8 million were transferred from nonaccrual status to other real estate owned. Non-performing assets totaled 10.34% of total loans at September 30, 2008 as compared to 4.73% of total loans at December 31, 2007.

The Company purchased a schedule of payments collateralized by Surety Bonds and lease payments in September 2001 that have a current balance owing of $5.4 million plus interest. The leases have been nonperforming since June 2002 (see “Asset Quality and Allowance for Credit Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2007 Annual Report on Form 10-K). The impaired lease portfolio is on non-accrual status and has a specific allowance allocation of $3.5 million allocated at both September 30, 2008 and December 31, 2007, and a net carrying value of $1.9 million at both September 30, 2008 and December 31, 2007. The specific allowance was determined based on an estimate of expected future cash flows.

The Company believes that under generally accepted accounting principles a total loss of principal is not probable, and the specific allowance of $3.5 million calculated for the impaired lease portfolio at September 30, 2008 under SFAS No. 114 is in accordance with generally accepted accounting principles.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at September 30, 2008 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk. The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 63.8% of the Company’s loan portfolio at September 30, 2008. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At September 30, 2008, the Bank had 74.9% of total assets in the loan portfolio and a loan to deposit ratio of 100.7%, as compared to 75.9% of total assets in the loan portfolio and a loan to deposit ratio of 94.0% at December 31, 2007. Liquid assets at September 30, 2008 include cash and cash equivalents totaling $17.9 million as compared to $25.3 million at December 31, 2007. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $319.4 million at September 30, 2008.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During the nine months ended September 30, 2008, cash dividends paid by the Bank to the parent company totaled $4.3 million dollars.

Cash Flow

Cash and cash equivalents have declined during the two nine-month periods ended September 30, 2007 and 2008 with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2006	$43,068
September 30, 2007	$28,881
December 31, 2007	$25,300
September 30, 2008	$17,872

Cash and cash equivalents decreased $7.4 million during the nine months ended September 30, 2008, as compared to a decrease of $14.2 million during the nine months ended September 30, 2007.

The Company has maintained positive cash flows from operations, which amounted to $10.9 million, and $14.8 million for the nine months ended September 30, 2008, and September 30, 2007, respectively. The Company experienced net cash outflows from investing activities totaling $35.0 million during the nine months ended September 30, 2008, as purchases of investment securities and net loan growth exceeded net loan payoffs and maturities of investment securities during the period. The Company experienced net cash outflows from investing activities totaling $53.2 million during the nine months ended September 30, 2007 as loan growth exceeded net maturities of investment securities and other sources from investing activities during that nine-month period.

Net cash flows from financing activities, including deposit growth and borrowings, have traditionally provided funding sources for loan growth, and as a result of increases in total deposits and other borrowed funds during the first nine months of 2008, the Company experienced net cash inflows totaling $16.7. The Company has the ability to decrease loan growth, increase deposits and borrowings, or a combination of both to manage balance sheet liquidity.

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

The following table sets forth the Company’s and the Bank's actual capital positions at September 30, 2008 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank
	Actual	Actual	Minimum
	Capital Ratios	Capital Ratios	Capital Ratios
Total risk-based capital ratio	12.56%	12.17%	10.00%
Tier 1 capital to risk-weighted assets	11.30%	10.91%	6.00%
Leverage ratio	10.42%	10.06%	5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at September 30, 2008. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first nine months of 2008, the Company has received $4.3 million in cash dividends from the Bank, from which the Company paid $4.6 million in dividends to shareholders.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At September 30, 2008 the Bank's qualifying balance with the Federal Reserve was approximately $25,000 consisting of balances held with the Federal Reserve.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of September 30, 2008 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

As part of its overall risk management, the Company pursues various asset and liability management strategies, which may include obtaining derivative financial instruments to mitigate the impact of interest fluctuations on the Company’s net interest margin. During the second quarter of 2003, the Company entered into an interest rate swap agreement with the purpose of minimizing interest rate fluctuations on its interest rate margin and equity. The interest rate swap agreement matured on September 30, 2008.

Under the interest rate swap agreement, the Company received a fixed rate and pays a variable rate based on a spread from the Prime Rate (“Prime”). The swap qualifies as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and is designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement is measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow occurs in the future. Any ineffectiveness resulting from the hedge is recorded as a gain or loss in the consolidated statement of income as part of noninterest income. During the nine months ended September 30, 2008, $5,000 was reclassified from other accumulated other comprehensive income into expense, and is reflected as a reduction in interest income. In addition, the Company recorded a pretax hedge gain related to swap ineffectiveness of approximately $9,000 during the nine months ended September 30, 2008. Amounts recognized as hedge ineffectiveness gains or losses are reflected in noninterest income.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at September 30, 2008, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at September 30, 2008 and December 31, 2007 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	September 30, 2008			December 31, 2007
Change in	Estimated MV	Change in MV	Change in MV	Estimated MV	Change in MV	Change in MV
Rates	of Equity	of Equity $	of Equity $	Of Equity	of Equity $	of Equity %
+ 200 BP	$93,432	$5,548	6.31%	$105,596	$3,028	2.95%
+ 100 BP	91,946	4,062	4.62%	105,207	2,639	2.57%
0 BP	87,884	0	0.00%	102,568	0	0.00%
- 100 BP	81,778	(6,106)	-6.95%	97,410	(5,158)	-5.03%
- 200 BP	74,940	(12,944)	-14.73%	91,212	(11,356)	-11.07%

Item 4. Controls and Procedures

(a) As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in the Securities and Exchange Act Rule 13(a)-15(e). Based on that evaluation and the identification of the material weaknesses in the Company’s internal control over financial reporting as described below under “Changes in Internal Control over Financial Reporting”, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2008 .

(b) Changes in Internal Controls over Financial Reporting,

Our Internal Control over Financial Reporting related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses contained deficiencies that represent material weaknesses. Specifically the Company did not:

•	Maintain sufficient policies and procedures to ensure that line personnel perform an analysis adequate to risk classify the current loan portfolio.

•	Effectively have an adequate number of qualified and trained personnel in our credit administration to sufficiently identify problem loans timely.

•	Maintain policies and procedures to ensure that SFAS 114 Accounting by Creditors for Impairment of a Loan documentation is prepared timely, accurately and subject to supervisory review.

These material weaknesses contributed in part to a delay in the preparation of the Company’s financial statements and Form 10-Q as of September 30, 2008 and a material change in the provision for loan losses and the allowance for loan losses between the amounts reflected in our earnings release on October 16, 2008 and the amounts we have reported in this Form 10-Q.-Q as of September 30, 2008.

REMEDIATION OF MATERIAL WEAKNESSES

The Company determined the following preliminary steps necessary to address the aforementioned material weaknesses, including:

1)	Ensuring via review by qualified senior management that management’s assessment of loans requiring impairment analysis in accordance with SFAS 114 is supported by comprehensive documentation;

2)	Training of lending and credit personnel to ensure that loans are appropriately classified and that problem loans are identified and communicated to Credit Administration on a timely basis; and

3)	Documenting of processes and procedures, along with appropriate training, to ensure that the accounting policies, conform to GAAP and are consistently applied prospectively.

We began to execute the remediation plans identified above in the third quarter of 2008, and we believe our controls and procedures will continue to improve as a result of the further implementation of these actions. The Company cannot be assured that these remediation efforts will be successful or that further measures will not be necessary to remediate the material weaknesses.

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

PART II. Other Information

Item 1. Not applicable

Item 1A. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. However, readers should consider the following additional risk factors:

U.S. and international financial markets and economic conditions could adversely affect the Company’s liquidity, results of operations and financial condition

Capital markets and economic conditions continue to be adversely affected worldwide and the resulting disruption has been particularly strong in the financial sector. The Company remains well capitalized and has not suffered any significant liquidity issues as a result of these recent events; however, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers realize the impact of an economic slowdown and recession. In addition, the severity and duration of these adverse conditions is unknown and may increase our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. Accordingly, continued unrest in the U.S. and international markets and economy may adversely affect our liquidity, financial condition, results of operations and profitability.

A prolonged economic downturn, especially one affecting our geographic market areas, could reduce our customer base, our level of deposits and demand for financial products, such as loans.

We are in uncertain economic times, including uncertainty with respect to financial markets that have been volatile as a result of sub-prime mortgage related and other matters. The Company’s success depends in large part upon the growth in population, income levels, deposits and housing trends in our geographic market areas. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may experience difficulty. A prolonged economic downturn would likely contribute to the deterioration of the credit quality of the Company’s loan portfolio and reduce the level of customer deposits, which in turn would hurt our business. If the current economic downturn in the economy as a whole, or in our geographic market areas, continues for a prolonged period, borrowers may be less likely to repay their loans as scheduled or at all. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. A prolonged economic downturn could, therefore, result in losses that could materially and adversely affect our business.

There can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the EESA into law. Pursuant to the EESA, the U.S. Treasury has the authority to utilize up to $700 billion to purchase distressed assets from financial institutions or infuse capital into financial institutions for the purpose of stabilizing the financial markets. The Federal Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by Affiliates and Associated Purchasers

			Total Number of	Maximum Number
		Weighted	Shares Purchased	of Shares That May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	Of Shares	Price Paid	Announced Plan	Under the Plans
Period	Purchased	Per Share	or Program	or Programs
07/01/08 to 07/31/08	903	$14.96	903	199,225
08/01/08 to 08/31/08	887	$15.23	887	198,338
09/01/08 to 09/30/08	96	$15.05	96	198,242

Total third quarter 2008	1,886	$15.09	1,886

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

During the nine months ended September 30, 2008, 66,086 shares were repurchased at a total cost of $1.0 million at an average per share price of $15.23.

Item 3. Not applicable

Item 4. . Not applicable

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

United Security Bancshares

Date: November 17, 2008	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer