Form 10-K
period 2008-12-31
UNITED SECURITY BANCSHARES
filed 2009-03-16
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO .

Commission file number: 000-32987

UNITED SECURITY BANCSHARES
 (Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (559) 248-4943

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, no par value on Nasdaq
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
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☒   Non-accelerated filer ☐ Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2008:     $121,168,727

Shares outstanding as of February 28, 2008:   12,009,884

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement for the 2009 Meeting of   Part III, Items 10, 11, 12, 13 and 14
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

During November 2007, the Company purchased the recurring contractual revenue stream and certain fixed assets from ICG Financial, LLC. Additionally, the Company hired all but one of the former employees of ICG Financial, LLC and its subsidiaries. The total purchase price was $414,000 including $378,000 for the recurring revenue stream and $36,000 for the fixed assets. A newly formed department of the Bank, USB Financial Services provides wealth management, employee benefit, insurance and loan products, as well as consulting services for a variety of clients, utilizing employees hired from ICG Financial LLC. The Company believes the wealth management and related services provided by USB Financial Services will enhance the products and services offered by the Company, and increase noninterest income. The original capitalized cost of $378,000 for the recurring revenue stream is being amortized over a period of approximately three years. During the fourth quarter of 2008, the Company determined that the purchased intangible asset associated with recurring contractual revenue stream was impaired. As a result the Company recognized a $24,000 impairment loss on the purchased intangible asset, reducing the carrying value of the intangible asset to $206,000 at December 31, 2008.

At December 31, 2008, the Bank operates three branches (including its main office), one construction lending office, and one financial services office in Fresno and one branch each, in Oakhurst, Caruthers, San Joaquin, Firebaugh, Coalinga, Bakersfield, and Taft. In addition, the Company and Bank have administrative headquarters located at 2126 Inyo Street, Fresno, California, 93721.

At December 31, 2008, the consolidated Company had approximately $761.1 million in total assets, $533.7 million in net loans, $508.5 million in deposits, and $79.6 million in shareholders' equity.

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

The Bank also engages in a full complement of lending activities, including real estate mortgage, commercial and industrial, real estate construction, as well as agricultural, lease financing, and consumer loans, with particular emphasis on short and medium-term obligations. The Bank's loan portfolio is not concentrated in any one industry, although approximately 68% of the Bank's loans are secured by real estate. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2008, the Bank had loans (net of unearned fees) outstanding of $548.7 million, which represented approximately 108% of the Bank's total deposits and approximately 72% of its total assets.

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

In the normal course of business, the Bank makes various loan commitments and incurs certain contingent liabilities. At December 31, 2008 and 2007, loan commitments of the Bank $112.3 million and $196.3 million, respectively, and letters of credit totaled $7.1 million and $6.7 million, respectively. Of the $112.3 million in loan commitments outstanding at December 31, 2008, $84.6 million or 75.6% were for loans with maturities of one year or less. Due to the nature of the business of the Bank's customers, there are no seasonal patterns or absolute predictability to the utilization of unused loan commitments; therefore the Bank is unable to forecast the extent to which these commitments will be exercised within the current year. The Bank does not believe that any such utilization will constitute a material liquidity demand. The Company does however have collateralized and uncollateralized lines of credit which could be utilized if such loan commitments were to be exercised in excess of normal expectations.

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

The Company’s primary market area at December 31, 2008 was located in Fresno, Madera, and Kern Counties, in which approximately 34 FDIC-insured financial institutions compete for business. Santa Clara County was added during February 2007 with the Legacy Bank acquisition, in which approximately 75 FDIC-insured financial institutions compete for business. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2008, which is the most current information available.

	Rank	Share
Fresno County	8th	4.70%
Madera County	10th	3.91%
Kern County	13th	1.26%
Total of Fresno, Madera, Kern Counties	10th	3.43%
Santa Clara County	45th	0.07%

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

The Bank

The Bank as a state-chartered bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions. In addition, The Bank is also a member of the Federal Reserve System and, as such, is subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder and, is subject to regulation, supervision and regular examination by the Federal Reserve Bank. The Bank is subject to California law, insofar as they are not preempted by federal banking law. Deposits of the Bank are insured by the FDIC up to the applicable limits in an amount up to $250,000 per customer, and, as such, the Bank is subject to the regulations of the FDIC and the Federal Deposit Insurance Act. As a consequence of the extensive regulation of commercial banking activities in California and the United States, the Bank’s business is particularly susceptible to changes in California and federal legislation and regulation, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

The Bank is a member of the Federal Home Loan Bank of San Francisco (the “FHLB-SF”).  Among other benefits, each Federal Home Loan Bank (“FHLB”) serves as a reserve or central bank for its members within its assigned region.  Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system.  Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB.  .  The FHLB-SF utilizes a single class of stock with a par value of $100 per share, which may be issued, exchanged, redeemed and repurchased only at par value. As an FHLB member, the Bank is required to own FHLB –SF capital stock in an amount equal to the greater of:

▪	a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or
▪	an activity based stock requirement (based on percentage of outstanding advances).

The FHLB – SF capital stock is redeemable on five years written notice, subject to certain conditions. At December 31, 2008 the Bank owned 41,595 shares of the FHLB-SF capital stock.

The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits.  At December 31, 2008, we were in compliance with these requirements.

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

The earnings and growth of the Company are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States government and its agencies, particularly the Federal Reserve Board (“FRB”).  The FRB implements national monetary policies (with objectives such as to curb inflation and combat recession) by its open market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements, and by varying the discount rates applicable to borrowing by banks which are members of the Federal Reserve System.  The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The FRB’s policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future.  The nature and timing of any future changes in monetary policies are not predictable. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting the Company’s net income.

The deposit insurance fund or DIF of the FDIC insures our customer deposits up to prescribed limits for each depositor.  The Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 amended the insurance of deposits by the FDIC and collection of assessments from insured depository institutions for deposit insurance.  The FDIC approved a final rule to determine risk-based assessment rates on November 2, 2006, with rates effective on January 1, 2007, however a new rules were proposed in 2008.  An insured depository institution’s assessment rate under the final rule is based on the new assessment rate schedule, its long-term debt issuer ratings or recent financial ratios and supervisory ratings.  The proposed rule would also look at other factors that increase risks to the FDIC’s insurance fund.  Any increase in assessments or the assessment rate could have a material adverse effect on our business, financial condition, results of operations or cash flows, depending on the amount of the increase.  Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.  The termination of deposit insurance for the bank would have a material adverse effect on our business, financial condition, results of operations or cash flows.

The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

▪
a bank’s or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities),

▪	any company controlled by any such executive officer, director or shareholder, or
▪	any political or campaign committee controlled by such executive officer, director or principal shareholder.

Loans and leases extended to any of the above persons must comply with loan-to-one-borrower limits, require prior full board approval when aggregate extensions of credit to the person exceed specified amounts, must be made on substantially the same terms (including interest rates and collateral) as, and follow credit-underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with non-insiders, and must not involve more than the normal risk of repayment or present other unfavorable features.  In addition, Regulation O provides that the aggregate limit on extensions of credit to all insiders of a bank as a group cannot exceed the bank’s unimpaired capital and unimpaired surplus.  Regulation O also prohibits a bank from paying an overdraft on an account of an executive officer or director, except pursuant to a written pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or a written pre-authorized transfer of funds from another account of the officer or director at the bank.

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

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted to provide stimulus to the struggling US economy.  ARRA authorizes spending of $787 billion, including about $288 billion for tax relief, $144 billion for state and local relief aid, and $111 billion for infrastructure and science.  In addition, ARRA includes additional executive compensation restrictions for recipients of funds from the US Treasury under the Troubled Assets Relief Program of the Emergency Economic Stimulus Act of 2008 (“EESA”).  The provisions of EESA amended by the ARRA include (i) expanding the coverage of the executive compensation limits to as many as the 25 most highly compensated employees of a TARP funds recipient and its affiliates for certain aspects of executive compensation limits and (ii) specifically limiting incentive compensation of covered executives to one-third of their annual compensation which is required to be paid in restricted stock that does not vest until all of the TARP funds are no longer outstanding (note that if TARP warrants remain outstanding and no other TARP instruments are outstanding, then such warrants would not be considered outstanding for purposes of this incentive compensation restriction.  In addition, the board of directors of any TARP recipient is required under EESA, as amended to have a company-wide policy regarding excessive or luxury expenditures, as identified by the Treasury, which may include excessive expenditures on entertainment or events; office and facility renovations; aviation or other transportation services; or other activities or events that are not reasonable expenditures for staff development, reasonable performance incentives, or other similar measures conducted in the normal course of the business operations of the TARP recipient.

EESA, as amended by ARRA, provides for a new incentive compensation restriction for financial institutions receiving TARP funds.  The number of executives and employees covered by this new incentive compensation restriction depends on the amount of TARP funds received by such entity.  For community banks that have or will receive less than $25 million, the new incentive compensation restriction applies only to the highest paid employee. This new incentive compensation restriction prohibits a TARP recipient from paying or accruing any bonus, retention award, or incentive compensation during the period in which any TARP obligation remains outstanding, except that such prohibition shall not apply to the payment of long-term restricted stock by such TARP recipient, provided that such long-term restricted stock (i) does not fully vest during the period in which any TARP obligation remains outstanding, (ii) has a value in an amount that is not greater than 1/3 of the total amount of annual compensation of the employee receiving the stock; and (iii) is subject to such other terms and conditions as the Secretary of the Treasury may determine is in the public interest.  In addition, this prohibition does not prohibit any bonus payment required to be paid pursuant to a written employment contract executed on or before February 11, 2009, as such valid employment contracts are determined by the Treasury.

EESA was amended by ARRA to also provide additional corporate governance provisions with respect to executive compensation including the following:

•
ESTABLISHMENT OF STANDARDS - During the period in which any TARP obligation remains outstanding, each TARP recipient shall be subject to the standards in the regulations issued by the Treasury with respect to executive compensation limitations for TARP recipients, and the provisions of section 162(m)(5) of the Internal Revenue Code of 1986, as applicable (nondeductibility of executive compensation in excess of $500,000).

•	COMPLIANCE WITH STANDARDS - The Treasury is required to see that each TARP recipient meet the required standards for executive compensation and corporate governance.

•	SPECIFIC REQUIREMENTS FOR THE REQUIRED STANDARDS -

▪
Limits on compensation that exclude incentives for senior executive officers of the TARP recipient to take unnecessary and excessive risks that threaten the value of the financial institution during the period in which any TARP obligation remains outstanding.

▪
A clawback requirement by such TARP recipient of any bonus, retention award, or incentive compensation paid to a senior executive officer and any of the next 20 most highly-compensated employees of the TARP recipient based on statements of earnings, revenues, gains, or other criteria that are later found to be materially inaccurate.

▪
A prohibition on such TARP recipient making any golden parachute payment to a senior executive officer or any of the next 5 most highly-compensated employees of the TARP recipient during the period in which any TARP obligation remains outstanding.

▪	A prohibition on any compensation plan that would encourage manipulation of the reported earnings of such TARP recipient to enhance the compensation of any of its employees.

▪
A requirement for the establishment of an independent Compensation Committee that meets at least twice a year to discuss and evaluate employee compensation plans in light of an assessment of any risk posed to the TARP recipient from such plans.  For a non SEC company that is a TARP recipient that has received $25,000,000 or less of TARP assistance, the duties of the compensation committee may be carried out by the board of directors of such TARP recipient.

In addition, EESA as amended by ARRA provides that for any TARP recipient, its annual meeting materials shall include a nonbinding shareholder approval proposal of executive compensation for shareholders to vote.  The SEC is to establish regulations to implement this provision.  While nonpublic companies are required to include this proposal, it is not known what the regulations will provide as to executive compensation disclosure requirements of such TARP recipients, and whether they will be as extensive as the existing SEC executive compensation requirements.  In addition, shareholders are allowed to present other nonbinding proposals with respect to executive compensation.

On February 10, 2009, the U. S. Treasury, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision are announced a comprehensive set of measures to restore confidence in the strength of U.S. financial institutions and restart the critical flow of credit to households and businesses.  This program is intended to restore the flows of credit necessary to support recovery.

The core program elements include:
•
A new Capital Assistance Program to help ensure that our banking institutions have sufficient capital to withstand the challenges ahead, paired with a supervisory process to produce a more consistent and forward-looking assessment of the risks on banks' balance sheets and their potential capital needs.

•
A new Public-Private Investment Fund on an initial scale of up to $500 billion, with the potential to expand up to $1 trillion, to catalyze the removal of legacy assets from the balance sheets of financial institutions. This fund will combine public and private capital with government financing to help free up capital to support new lending.

•
A new Treasury and Federal Reserve initiative to dramatically expand – up to $1 trillion – the existing Term Asset-Backed Securities Lending Facility (TALF) in order to reduce credit spreads and restart the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others.

•
An extension of the FDIC's Temporary Liquidity Guarantee Program to October 31, 2009. A new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through stronger conditions on lending, dividends and executive compensation along with enhanced reporting to the public.

In October 2008, the President signed the Emergency Economic Stabilization Act of 2008 (“EESA”), commonly referred to as the bailout bill in response to the global financial crisis of 2008 authorizing the United States Secretary of the Treasury with authority to spend up to US$700 billion to purchase distressed assets, especially mortgage-backed securities, under the Troubled Assets Relief Program (“TARP”) and make capital injections into banks under the Capital Purchase Program.  EESA gives the government the unprecedented authority to buy troubled assets on balance sheets of financial institutions under the Troubled Assets Relief Program and increases the limit on insured deposits from $100,000 to $250,000 until December 1, 2009.  Some of the other provisions of EESA are as follows:

•	accelerated from 2011 to 2008 the date that the Federal Reserve Bank could pay interest on deposits of banks held with the Federal Reserve to meet reserve requirements;
•
to the extent that the U. S. Treasury purchases mortgage securities as part of TARP, the Treasury shall implement a plan to minimize foreclosures including using guarantees and credit enhancements to support reasonable loan modifications, and to the extent loans are owned by the government to consent to the reasonable modification of such loans;

•
limits executive compensation for executives for TARP participating financial institutions including a maximum corporate tax deduction limit of $500,000 for each of the top five highest paid executives of such institution, requiring clawbacks of incentive compensation that were paid based on inaccurate or false information, limiting golden parachutes for involuntary and certain voluntary terminations to 2.99x their average annual salary and bonus for the last five years, and prohibiting the payment of incentive compensation that encourages management to take unnecessary and excessive risks with respect to the institution;

•	extends the mortgage debt forgiveness provision of the Mortgage Forgiveness Debt Relief Act of 2007 by three years (2012) to ease the income tax burden on those involved with certain foreclosures; and
•	qualified financial institutions may count losses on FNMA and FHLMC preferred stock against ordinary income, rather than capital gain income.

The Temporary Liquidity Guarantee Program was implemented by the FDIC on October 14, 2008 to mitigate the lack of liquidity in the financial markets.  The Temporary Liquidity Guarantee Program has two primary components: the Debt Guarantee Program, by which the FDIC will guarantee the payment of certain newly-issued senior unsecured debt, and the Transaction Account Guarantee Program, by which the FDIC will guarantee certain noninterest-bearing transaction accounts.  The Debt Guarantee Program provides for an FDIC guarantee as to the payment of all senior unsecured debt (with a term of more than 30 days) issued by a qualified participating entity (insured depository institutions, bank and financial holding companies, and certain savings and loan holding companies) up to a limit of 125 percent of all senior unsecured debt outstanding on September 30, 2008, and maturing by June 30, 2009.  The FDIC guarantee is until June 30, 2012, and the fee for such guarantee depends on the term with a maximum of 100 basis points for terms in excess of 365 days.    The Transaction Account Guarantee Program is the second part of the FDIC’s Temporary Liquidity Guarantee Program.  The FDIC provides for a temporary full guarantee held at a participating FDIC-insured depository institution of noninterest-bearing transaction accounts above the existing deposit insurance limit at the additional cost of 10 basis points per annum.  This coverage became effective on October 14, 2008, and would continue through December 31, 2009.

On July 30, 2008, the Housing and Economic Recovery Act was was signed by President Bush.  It authorizes the Federal Housing Administration to guarantee up to $300 billion in new 30-year fixed rate mortgages for subprime borrowers if lenders write-down principal loan balances to 90 percent of current appraisal value.  It is also intended to restore confidence in Fannie Mae and Freddie Mac by strengthening regulations and injecting capital into them.  States will be authorized to refinance subprime loans using mortgage revenue bonds.  It also establishes the Federal Housing Finance Agency (FHFA) out of the Federal Housing Finance Board (FHFB) and Office of Federal Housing Enterprise Oversight (OFHEO).

In 2008, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision amended their regulatory capital rules to permit banks, bank holding companies, and savings associations (as to any of these a “financial institution”) to reduce the amount of goodwill that a banking organization must deduct from tier 1 capital by the amount of any deferred tax liability associated with that goodwill.  However, a financial institution that reduces the amount of goodwill deducted from tier 1 capital by the amount of the deferred tax liability is not permitted to net this deferred tax liability against deferred tax assets when determining regulatory capital limitations on deferred tax assets.  For these financial institutions, the amount of goodwill deducted from tier 1 capital will reflect each institution’s maximum exposure to loss in the event that the entire amount of goodwill is impaired or derecognized, an event which triggers the concurrent derecognition of the related deferred tax liability for financial reporting purposes.

On October 7, 2008 the FDIC adopted a restoration plan that would increase the rates banks pay for deposit insurance, and proposed rules for adjusting the system that determines what deposit insurance premium rate a bank pays the FDIC.  Currently, banks pay anywhere from five basis points to 43 basis points for deposit insurance. Under the proposal rule, the assessment rate schedule would be raised uniformly by 7 basis points (annualized) beginning on January 1, 2009.  Beginning with the second quarter of 2009, changes would be made to the deposit insurance assessment system to make the increase in assessments fairer by requiring riskier institutions to pay a larger share.  Together, the proposed changes would improve the way the system differentiates risk among insured institutions and help ensure that the reserve ratio returns to at least 1.15 percent by the end of 2013.  The proposed changes to the assessment system include assessing higher rates to institutions with a significant reliance on secured liabilities, which generally raises the FDIC's loss in the event of failure without providing additional assessment revenue.  The proposal also would assess higher rates for institutions with a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth.  Brokered deposits combined with rapid asset growth have played a role in a number of costly failures, including some recent ones.  The proposal also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital.  The FDIC also voted to maintain the Designated Reserve Ratio at 1.25 percent as a signal of its long term target for the fund.

The Federal Reserve Board in October 2008 approved final amendments to Regulation C that revise the rules for reporting price information on higher-priced mortgage loans.  The changes are intended to improve the accuracy and usefulness of data reported under the Home Mortgage Disclosure Act.  Regulation C currently requires lenders to collect and report the spread between the annual percentage rate (APR) on a mortgage loan and the yield on a Treasury security of comparable maturity if the spread is greater than 3.0 percentage points for a first lien loan or greater than 5.0 percentage points for a subordinate lien loan.  This difference is known as a rate spread.  Under the final rule, a lender will report the spread between the loan's APR and a survey-based estimate of APRs currently offered on prime mortgages of a comparable type ("average prime offer rate") if the spread is equal to or greater than 1.5 percentage points for a first lien loan or equal to or greater than 3.5 percentage points for a subordinate-lien loan.  The Board will publish average prime offer rates based on the Primary Mortgage Market Survey® currently published by Freddie Mac.  In setting the rate spread reporting threshold, the Board sought to cover subprime mortgages and generally avoid covering prime mortgages.  The changes to Regulation C conform the threshold for rate spread reporting to the definition of higher-priced mortgage loans adopted by the Board under Regulation Z (Truth in Lending) in July of 2008.

The Federal Reserve Board in July 2008 approved a final rule for home mortgage loans to better protect consumers and facilitate responsible lending.  The rule prohibits unfair, abusive or deceptive home mortgage lending practices and restricts certain other mortgage practices.  The final rule also establishes advertising standards and requires certain mortgage disclosures to be given to consumers earlier in the transaction.  The final rule, which amends Regulation Z (Truth in Lending) and was adopted under the Home Ownership and Equity Protection Act (HOEPA), largely follows a proposal released by the Board in December 2007, with enhancements that address ensuing public comments, consumer testing, and further analysis.

The final rule adds four key protections for a newly defined category of "higher-priced mortgage loans" secured by a consumer's principal dwelling.  For loans in this category, these protections will:
•
Prohibit a lender from making a loan without regard to borrowers' ability to repay the loan from income and assets other than the home's value.  A lender complies, in part, by assessing repayment ability based on the highest scheduled payment in the first seven years of the loan.  To show that a lender violated this prohibition, a borrower does not need to demonstrate that it is part of a "pattern or practice."

•	Require creditors to verify the income and assets they rely upon to determine repayment ability.
•	Ban any prepayment penalty if the payment can change in the initial four years. For other higher-priced loans, a prepayment penalty period cannot last for more than two years.
•	Require creditors to establish escrow accounts for property taxes and homeowner's insurance for all first-lien mortgage loans.

In addition to the rules governing higher-priced loans, the rules adopt the following protections for loans secured by a consumer's principal dwelling, regardless of whether the loan is higher-priced:
•	Creditors and mortgage brokers are prohibited from coercing a real estate appraiser to misstate a home's value.
•
Companies that service mortgage loans are prohibited from engaging in certain practices, such as pyramiding late fees.  In addition, servicers are required to credit consumers' loan payments as of the date of receipt and provide a payoff statement within a reasonable time of request.

•
Creditors must provide a good faith estimate of the loan costs, including a schedule of payments, within three days after a consumer applies for any mortgage loan secured by a consumer's principal dwelling, such as a home improvement loan or a loan to refinance an existing loan.  Currently, early cost estimates are only required for home-purchase loans.  Consumers cannot be charged any fee until after they receive the early disclosures, except a reasonable fee for obtaining the consumer's credit history.

For all mortgages, the rule also sets additional advertising standards.  Advertising rules now require additional information about rates, monthly payments, and other loan features.  The final rule bans seven deceptive or misleading advertising practices, including representing that a rate or payment is "fixed" when it can change.
The rule's definition of "higher-priced mortgage loans" will capture virtually all loans in the subprime market, but generally exclude loans in the prime market.  To provide an index, the Federal Reserve Board will publish the "average prime offer rate," based on a survey currently published by Freddie Mac.  A loan is higher-priced if it is a first-lien mortgage and has an annual percentage rate that is 1.5 percentage points or more above this index, or 3.5 percentage points if it is a subordinate-lien mortgage.  The new rules take effect on October 1, 2009.  The single exception is the escrow requirement, which will be phased in during 2010 to allow lenders to establish new systems as needed.

In May 2008, the Federal Reserve Board proposed rules to prohibit unfair practices regarding credit cards and overdraft services that would, among other provisions, protect consumers from unexpected increases in the rate charged on pre-existing credit card balances.   The rules, proposed for public comment under the Federal Trade Commission Act (FTC Act), also would forbid banks from imposing interest charges using the "two-cycle" billing method, would require that consumers receive a reasonable amount of time to make their credit card payments, and would prohibit the use of payment allocation methods that unfairly maximize interest charges.  They also include protections for consumers that use overdraft services offered by their bank.  The proposed changes to the Board’s Regulation AA (Unfair or Deceptive Acts or Practices) would be complemented by separate proposals that the Board is issuing under the Truth in Lending Act (Regulation Z) and the Truth in Savings Act (Regulation DD).

The provisions addressing credit card practices are part of the Board’s ongoing effort to enhance protections for consumers who use credit cards, and follow the Board's 2007 proposal to improve the credit card disclosures under the Truth in Lending Act. The FTC Act proposal includes five key protections for consumers that use credit cards:

•
Banks would be prohibited from increasing the rate on a pre-existing credit card balance (except under limited circumstances) and must allow the consumer to pay off that balance over a reasonable period of time.

•	Banks would be prohibited from applying payments in excess of the minimum in a manner that maximizes interest charges.
•
Banks would be required to give consumers the full benefit of discounted promotional rates on credit cards by applying payments in excess of the minimum to any higher-rate balances first, and by providing a grace period for purchases where the consumer is otherwise eligible.

•	Banks would be prohibited from imposing interest charges using the "two-cycle" method, which computes interest on balances on days in billing cycles preceding the most recent billing cycle.
•	Banks would be required to provide consumers a reasonable amount of time to make payments.

The proposal would also address subprime credit cards by limiting the fees that reduce the available credit.  In addition, banks that make firm offers of credit advertising multiple rates or credit limits would be required to disclose in the solicitation the factors that determine whether a consumer will qualify for the lowest rate and highest credit limit.  The Board's proposal under the FTC Act also addresses acts or practices in connection with a bank’s payment of overdrafts on a deposit account, whether the overdraft is created by check, a withdrawal at an automated teller machine, a debit card purchase, or other transactions.  The proposal requires institutions to provide consumers with notice and an opportunity to opt out of the payment of overdrafts, before any overdraft fees or charges may be imposed on consumers' accounts.

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

The federal financial regulatory agencies in December 2006 issued a new interagency policy statement on the allowance for loan and lease losses (ALLL) along with supplemental frequently asked questions.  The policy statement revises and replaces a 1993 policy statement on the ALLL.  The agencies issued the revised policy statement in view of today’s uncertain economic environment and the presence of concentrations in untested loan products in the loan portfolios of insured depository institutions.  The policy statement has also been revised to conform with generally accepted accounting principles (GAAP) and post-1993 supervisory guidance.  The 1993 policy statement described the responsibilities of the boards of directors, management, and banking examiners regarding the ALLL; factors to be considered in the estimation of the ALLL; and the objectives and elements of an effective loan review system, including a sound credit grading system.  The policy statement reiterates that each institution has a responsibility for developing, maintaining and documenting a comprehensive, systematic, and consistently applied process appropriate to its size and the nature, scope, and risk of its lending activities for determining the amounts of the ALLL and the provision for loan and lease losses and states that each institution should ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the institution’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.

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

California Assembly Bill 1301 was signed by Gov. Schwarzenegger on July 16, 2008 and became law on January 1, 2009.  Among other things, the bill eliminated unnecessary applications that consume time and resources of bank licensees and which in many cases are now perfunctory.  All of current Article 5 – “Locations of Head Office” of Chapter 3, and all of Chapter 4 – “Branch Offices, Other Places of Business and Automated Teller Machines” were repealed.  A new Chapter 4 – “Bank Offices” was added.  The new Chapter 4 requires notice to the California Department of Financial Institutions (“CDFI”) the establishment of offices, rather than the current application process.  Many of the current branch applications are perfunctory in nature and/or provide for a waiver of application.  Banks, on an exception basis, may be subject to more stringent requirements as deemed necessary.  As an example, new banks, banks undergoing a change in ownership and banks in less than satisfactory condition may be required to obtain prior approval from the CDFI before establishing offices if such activity is deemed to create an issue of safety and soundness.  The bill eliminated unnecessary provisions in the Banking Law that are either outdated or have become undue restrictions to bank licensees.  Chapter 6 – “Powers and Miscellaneous Provisions” was repealed.  A new Chapter 6 - “Restrictions and Prohibited Practices” was added.  This chapter brings together restrictions in bank activities as formerly found in Chapter 18 – “Prohibited Practices and Penalties.”  However, in bringing the restrictions into the new chapter, various provisions were updated to remove the need for prior approval by the DFI Commissioner.  The bill renumbered current Banking Law sections to align like sections.  Chapter 4.5 – “Authorizations for Banks” was added. The purpose of the chapter is to provide exceptions to certain activities that would otherwise be prohibited by other laws outside of the Financial Code.  The bill added Article 1.5 - “Loan and Investment Limitations” to Chapter 10 – “Commercial Banks.”  This article is new in concept and acknowledges that investment decisions are business decisions – so long as there is a diversification of the investments to spread any risk.  The risk is diversified in this article by placing a limitation on the loans and investments that can be made to any one entity.  This section is a trade-off for elimination of applications to the DFI for approval of investments in securities, which were repealed.

Other changes AB 1301 made to the Banking Law:

• Authorized a bank or trust acting in any capacity under a court or private trust to arrange for the deposit of securities in a securities depository or federal reserve bank, and provided how they may be held by the securities depository;

• Reduced from 5% to 1% the amount of eligible assets to be maintained at an approved depository by an office of a foreign (other nation) bank for the protection of the interests of creditors of the bank’s business in this state or for the protection of the public interest;

• Enabled the CDFI to issue an order against a bank licensee parent or subsidiary;

• Provided that the examinations may be conducted in alternate examination periods if the CDFI concludes that an examination of the state bank by the appropriate federal regulator carries out the purpose of this section, but the CDFI may not accept two consecutive examination reports made by federal regulators;

• Provided that the CDFI may examine subsidiaries of every California state bank, state trust company, and foreign (other nation) bank to the extent and whenever and as often as the CDFI shall deem advisable;

• Enabled the CDFI issue an order or a final order to now include any bank holding company or subsidiary of the bank, trust company, or foreign banking corporation that is violating or failing to comply with any applicable law, or is conducting activities in an unsafe or injurious manner;

• Enabled the CDFI to take action against a person who has engaged in or participated in any unsafe or unsound act with regard to a bank, including a former employee who has left the bank.

In 2007 California, a new Section 691.1 was added to the Financial Code that exempts from a bank from obtaining a securities permit for the following transactions:

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

A 2007 California law makes it easier for California banks to accept deposits from local government agencies.  Under the old law, local agency deposits over $100,000 had to be secured by collateral.  Pursuant to the enactment of Assembly Bill 2011, banks would be able to acquire surplus public deposits exceeding $100,000 without pledging collateral if they participate in a deposit placement service where excess amounts are placed in certificates of deposit at other institutions within a network.  Such a network (of which currently there is only one available in the market) permits the entire amount of a customer’s deposit to be FDIC-insured, and the bank taking the original deposit retains the benefit of the full amount of the deposit for lending or other purposes.  AB 2011 clarifies that a local agency may deposit up to 30% of its surplus funds in certificates of deposit at a bank, savings association, savings bank, or credit union that participates in such a deposit-sharing network.  Since the entire amount of the deposits would be FDIC-insured, a bank would not be required to pledge collateral.  The bill permits agencies to make these deposits until January 1, 2012.

It is impossible to predict what effect the enactment of certain of the above-mentioned legislation will have on the Company.  Moreover, it is likely that other bills affecting the business of banks may be introduced in the future by the United States Congress or California legislature.

Employees

At December 31, 2008, the Company employed 138 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

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

Difficult market conditions and economic trends have adversely affected the banking industry and could adversely affect the Company’s business, financial condition, results of operations and cash flows.

The Company is operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and locally in its markets. Financial institutions continue to be affected by declines in the real estate market that have negatively impacted the credit performance of construction, commercial real estate loans, and residential mortgage loans and resulted in significant write-downs of assets by many financial institutions. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. The Company retains direct exposure to the residential and commercial real estate markets, and it is affected by these events. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse affect on the Company’s borrowers or their customers, which could adversely affect the Company’s business, financial condition, results of operations and cash flows.

The Company’s ability to assess the creditworthiness of customers and to estimate the losses inherent in its credit portfolio is made more complex by these difficult market and economic conditions. The Company also expects to face increased regulation and government oversight as a result of these downward trends. This increased government action may increase the Company’s costs and limit its ability to pursue certain business opportunities. In addition, the Company may be required to pay even higher FDIC deposit insurance premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions and other factors have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

A prolonged national economic recession or further deterioration of these conditions in the Company’s markets could drive losses beyond that which is provided for in its allowance for credit losses and result in the following consequences:

•	increases in loan delinquencies;

•	increases in nonperforming assets and foreclosures;

•	decreases in demand for the Company’s products and services, which could adversely affect its liquidity position; and

•	decreases in the value of the collateral securing the Company’s loans, especially real estate, which could reduce customers’ borrowing power.

The Company does not believe these difficult conditions are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult economic conditions on the Company, its customers and the other financial institutions in its market. As a result, the Company may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

The U.S. Treasury and the FDIC have initiated programs to address economic stabilization, yet the efficacy of these programs in stabilizing the economy and the banking system at large are uncertain.

Current levels of market volatility are unprecedented and could adversely impact the Company’s results of operations and access to capital.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience further adverse effects, which may be material, on its ability to access capital and on its business, financial condition and results of operations.

Liquidity risk could impair the Company’s ability to fund operations and jeopardize its financial condition.

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on its liquidity. The Company’s access to funding sources in amounts adequate to finance its activities or on terms which are acceptable to it could be impaired by factors that affect the Company specifically or the financial services industry or economy in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of its business activity as a result of a downturn in the markets in which its loans are concentrated or adverse regulatory action against it. The Company’s ability to borrow could also be impaired by factors that are not specific to it, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

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

The continued deterioration of local economic conditions in the Company’s market area could hurt profitability.

The Company’s operations are located primarily in Fresno, Madera, Kern, and Santa Clara Counties, and are concentrated in Fresno County and surrounding areas.  As a result of this geographic concentration, the Company’s financial results depend largely upon economic conditions in these areas.  The local economy in the Company’s market areas rely heavily on agriculture, real estate, professional and business services, manufacturing, trade and tourism. The significant economic downturn experienced in the sub-prime lending and credit markets since the later part of 2007, has negatively impacted the Company’s operations and financial condition to some degree, and may further worsen with further deterioration of local and state-wide economic conditions. Poor economic conditions could cause the Company to incur losses associated with higher default rates and decreased collateral values in the loan portfolio.

Concentrations in commercial and industrial loans, real estate-secured commercial loans, and real estate construction loans, may expose the Company to increased lending risks, especially in the event of a recession.

The Company has significant concentrations in commercial real estate and real estate construction loans.  As of December 31, 2008, 14.9%, and 21.8% of the Company’s loan portfolio was concentrated in these two categories, respectively. In addition, the Company has many commercial loans to businesses in the construction and real estate industry.  There has been significant volatility in real estate values in the Company’s market area in recent years, and the occurrence of an extended  real estate recession affecting these market areas would likely reduce the security for many of the Company’s loans and adversely affect the ability of many of borrowers to repay loan balances due the Company and require increased provisions to the allowance for loan losses.  Therefore, the Company’s financial condition and results of operations may be adversely affected by a decline in the value of the real estate securing the Company’s loans.

The small to medium-sized businesses that the Company lends to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to the Company that could materially harm the Company’s operating results.

The Company targets its business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These small to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact the Company’s market areas could cause the Company to incur substantial credit losses that could negatively affect the Company’s results of operations, financial condition and cash flows.

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

The Company may need to raise additional capital in the future and such capital may not be available when needed or at all.

The Company may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs. In addition, the Company may elect to raise additional capital to support its business or to finance acquisitions, if any. The Company’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of its control, and its financial performance. The ongoing liquidity crisis and the loss of confidence in financial institutions may increase the Company’s cost of funding and limit its access to some of its customary sources of capital, including, but not limited to, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.

The Company cannot assure you that such capital will be available to it on acceptable terms or at all. Any occurrence that may limit its access to the capital markets, such as a decline in the confidence of investors, depositors of the Banks or counterparties participating in the capital markets, may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

As of December 31, 2008, the Company’s allowance for loan losses was approximately $15.1 million representing 2.75% of gross outstanding loans. Although management believes that the allowance is adequate, there can be no absolute assurance that it will be sufficient to cover future loan losses. Although the Company uses the best information available to make determinations with respect to adequacy of the allowance for loan losses, future adjustments may be necessary if economic conditions change substantially from the assumptions used or if negative developments occur with respect to non-performing or performing loans. If management’s assumptions or conclusions prove to be incorrect and the allowance for loan losses is not adequate to absorb future losses, or if Company’s regulatory agencies require an increase in the allowance for loan losses, the Company’s earnings, and potentially its capital, could be significantly and adversely impacted.

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

The Company’s profitability depends in part on its success in attracting and retaining a stable base of low-cost deposits. As of December 31, 2008, noninterest-bearing checking accounts comprised 29.4% of the Company’s deposit base, and interest-bearing checking and money market accounts comprised an additional 8.0% and 18.8%, respectively. The Company considers these deposits to be core deposits. If the Company lost a significant portion of these low-cost deposits, it would negatively impact its profitability and long-term growth objectives. While Management generally does not believe these deposits are sensitive to interest-rate fluctuations, the competition for these deposits in the Company’s market area is strong and if the Company were to lose a significant portion of these low-cost deposits, it would negatively affect business operations.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to the company’s customers and even if such products and services are implemented, the Company may incur substantial costs in doing so. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business, financial condition and results of operations

The Company is Subject to Other-than-temporary Impairment Risk

The Company recognizes an impairment charge when the decline in the fair value of equity, debt securities and cost-method investments below their cost basis are judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Information about unrealized gains and losses is subject to changing conditions. The values of securities with unrealized gains and losses will fluctuate, as will the values of securities that we identify as potentially distressed. Our current evaluation of other-than-temporary impairments reflects our intent to hold securities for a reasonable period of time sufficient for a forecasted recovery of fair value. However, our intent to hold certain of these securities may change in future periods as a result of facts and circumstances impacting a specific security. If our intent to hold a security with an unrealized loss changes, and we do not expect the security to fully recover prior to the expected time of disposition, we will write down the security to its fair value in the period that our intent to hold the security changes.

The process of evaluating the potential impairment of goodwill and other intangibles is highly subjective and requires significant judgment. The Company estimates expected future cash flows of its various businesses and determines the carrying value of these businesses.  The Company exercises judgment in assigning and allocating certain assets and liabilities to these businesses. The Company then compares the carrying value, including goodwill and other intangibles, to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods.

If the goodwill that the Company recorded in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on the Company’s financial condition, results of operations and cash flows.

Goodwill represents the amount of acquisition cost over the fair value of net assets the Company acquired in the purchase of another financial institution. The Company reviews goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. At December 31, 2008, the Company’s goodwill totaled $10.4 million. While the Company has not recorded any such impairment charges since it initially recorded the goodwill, there can be no assurance that the Company’s future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on its financial condition, results of operations and cash flows.

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

Item 1B. - Unresolved Staff Comments

The Company had no unresolved staff comments at December 31, 2008.

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

The Company subleases the space for its USB Financial Services offices at 855 “M” Street, Suite 1120, Fresno, California from Centex Homes, Inc. The subleased facility totals 3,656 square feet and the lease expires on March 31, 2009.

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

No matters were submitted to a vote of shareholders during the fourth quarter of 2008.

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

During the third quarter ended September 30, 2008 and the fourth quarter ended December 31, 2008, the Company declared 1% stock dividends. Share information for all periods presented in this 10-K has been restated to reflect the effect of the 1% stock dividends.

The Company has been included in the Russell 2000 Stock Index since June 2006. The inclusion of the Company’s stock in the index has provided additional exposure for the Company in equity markets, and increased the transaction volume.

The following table sets forth the high and low closing sales prices by quarter for the Company's common stock, for the years ended December 31, 2008 and 2007.

	Closing Prices		Volume
Quarter	High	Low
4th Quarter 2008	$16.06	$7.17	913,800
3rd Quarter 2008	$17.70	$13.59	1,004,500
2nd Quarter 2008	$17.33	$13.38	1,260,000
1st Quarter 2008	$17.82	$12.52	1,623,900

4th Quarter 2007	$20.00	$14.34	1,505,900
3rd Quarter 2007	$21.00	$13.99	1,167,700
2nd Quarter 2007	$22.63	$17.14	2,083,400
1st Quarter 2007	$25.00	$19.07	1,649,400

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

The Company paid cash dividends to shareholders of $0.13 per share on January 23, 2008, and April 23, 2008. The Company distributed a 1% stock dividend to shareholders on July 23, 2008, and then again on October 22, 2008. During the previous year, the Company paid cash dividends to shareholders of $0.125 per share on January 25, 2007, April 18, 2007, July 18, 2007 and October 24, 2007.

The amount and payment of dividends by the Company to shareholders are set by the Company's Board of Directors with numerous factors involved including the Company's earnings, financial condition and the need for capital for expanded growth and general economic conditions. No assurance can be given that cash or stock dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as for December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	175,967	$15.74	311,335
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	175,967	$15.74	311,335

A complete description of the above plans is included in Note 12 of the Company’s Financial Statements in Item 8 of this Annual Report on Form 10K, and is hereby incorporated by reference.

Purchases of Equity Securities by Affiliates and Associated Purchasers

			Total Number of	Maximum Number
		Weighted	Shares Purchased	of Shares That May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	Of Shares	Price Paid	Announced Plan	Under the Plans
Period	Purchased	per Share	or Program	or Programs
10/01/08 to 10/31/08	249	$12.09	249	197,993
11/01/08 to 11/30/08	16,773	$8.89	16,773	181,220
12/01/08 to 12/31/08	5,893	$10.38	5,893	175,327

Total fourth quarter 2008	22,915	$9.31	22,915

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

During the year ended December 31, 2008, 89,001 shares were repurchased at a total cost of $1.21 million and an average per share price of $13.70.

Financial Performance

The following performance graph does not constitute soliciting material and should not be deemed filed incorporated by reference into any other Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
United Security Bancshares	100.00	95.89	117.85	190.21	122.88	96.96
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
Russell 3000	100.00	111.95	118.80	137.47	144.54	90.61
SNL Bank $500M-$1B Index	100.00	113.32	118.18	134.41	107.71	69.02

Item 6 - Selected Financial Data

The following table sets forth certain selected financial data for the Bank for each of the years in the five-year periods ended December 31, 2008 and should be read in conjunction with the more detailed information and financial statements contained elsewhere herein (in thousands except per share data and ratios).

	December 31,
(in thousands except per share data and ratios)	2008	2007	2006	2005	2004
Summary of Year-to-Date Earnings:
Interest income and loan fees	$45,147	$57,156	$47,356	$38,898	$30,874
Interest expense	14,938	20,573	14,175	9,658	6,433
Net interest income	30,209	36,583	33,181	29,240	24,441
Provision for credit losses	9,598	5,697	880	1,140	1,145
Net interest income after
Provision for credit losses	20,611	30,886	32,301	28,100	23,296
Noninterest income	8,343	9,664	9,031	6,280	4,742
Noninterest expense	23,279	22,732	19,937	16,982	14,667
Income before taxes on income	5,675	17,818	21,395	17,398	13,371
Taxes on income	1,605	6,561	8,035	6,390	4,966
Net Income	$4,070	$11,257	$13,360	$11,008	$8,405
Per Share Data:
Net Income – Basic	$0.34	$0.93	$1.15	$0.95	$0.73
Net Income – Diluted	$0.34	$0.93	$1.14	$0.94	$0.73
Average shares outstanding – Basic	12,048,728	12,165,475	11,572,407	11,598,382	11,486,848
Average shares outstanding - Diluted	12,052,150	12,200,920	11,692,705	11,683,360	11,562,309
Cash dividends paid	$0.26	$0.50	$0.43	$0.35	$0.325

Financial Position at Period-end:
Total assets	$761,077	$771,715	$678,314	$628,859	$611,696
Total net loans and leases	533,671	585,580	491,204	409,409	390,334
Total deposits	508,486	634,617	587,127	546,460	536,672
Total shareholders' equity	79,610	82,431	66,042	59,014	53,236
Book value per share	$6.63	$6.95	$5.84	$5.19	$4.69
Selected Financial Ratios:
Return on average assets	0.52%	1.47%	2.04%	1.76%	1.52%
Return on average shareholders' equity	4.93%	13.73%	20.99%	19.46%	16.81%
Average shareholders' equity to average assets	10.60%	10.73%	9.70%	9.02%	9.01%
Allowance for credit losses as a percentage of total nonperforming loans	29.50%	50.45%	64.13%	55.62%	42.51%
Net charge-offs to average loans	0.92%	0.76%	0.05%	0.15%	0.12%
Allowance for credit losses as a percentage of period-end loans	2.75%	1.83%	1.67%	1.86%	1.82%
Dividend payout ratio	76.47%	53.12%	38.18%	38.50%	43.16%

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

During August 2005, the Bank formed a new subsidiary named United Security Emerging Capital Fund (the Fund) for the purpose of providing investment capital for Low-Income Communities (LIC’s). The new subsidiary was formed as a Community Development Entity (CDE) and as such, must be certified by the Community Development Financial Institutions Fund of the United States Department of the Treasury in order to apply for New Market Tax Credits (NMTC). The Fund submitted an application to the Department of the Treasury to become certified as a CDE in August 2005 and was approved in February 2006. Subsequent to that application, the Fund submitted an application to apply for an allocation of New Market Tax Credits in September 2005. The Fund was not awarded funding from the Department of Treasury during the 2006 allocation process, but applied for the 2007 allocation of New Market Tax Credits in August 2006. The Fund was not awarded funding during the 2007 allocation process. The Fund did not apply for allocations of New Market Credits during 2007 or 2008. If the Fund’s NMTC is ever approved for the allocation of New Market Credits, the Fund can attract investments and make loans and investments in LIC’s and thereby qualify its investors to receive Federal Income Tax Credits. The maximum that can be applied for under the New Markets Tax Credit program by any one CDE is $150 million, and the Bank is subject to an investment limitation of 10% of its risk-based capital. Federal new market tax credits would be applied over a seven-year period, 5% for the first three years, and 6% for the next four years for a total of 39%.

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

In the merger with Legacy Bank, the Company issued 976,411 shares of its stock in a tax free exchange for all of the Legacy Bank common shares. The total value of the transaction was approximately $21.7 million. The merger transaction was accounted for using the purchase accounting method, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy based on the fair value of those assets and liabilities. Fair-market-value adjustments and intangible assets totaled approximately $12.9 million, including $8.8 million in goodwill. The allocations of purchase price based upon the fair market value of assets acquired and liabilities assumed were finalized during the fourth quarter of 2007.

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

The following table summarizes the year-to-date averages of the components of interest-bearing assets as a percentage of total interest bearing assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	12/31/08	12/31/07	12/31/06
Loans	84.23%	85.00%	80.26%
Investment securities	14.30%	13.46%	15.65%
Interest-bearing deposits in other banks	1.39%	1.02%	1.33%
Federal funds sold	0.08%	0.52%	2.76%
Total earning assets	100.00%	100.00%	100.00%

NOW accounts	7.92%	8.82%	11.21%
Money market accounts	22.89%	25.99%	31.56%
Savings accounts	7.50%	8.79%	8.02%
Time deposits	42.51%	50.05%	44.72%
Other borrowings	16.84%	3.40%	0.96%
Trust Preferred Securities	2.34%	2.95%	3.53%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Continued deterioration in the real estate markets and the economy in general have impacted the Company’s operations during 2008 although, the Company continues its business development and expansion efforts throughout a diverse market area.

With market rates of interest declining 100 basis points during the fourth quarter of 2007, another 400 basis points during the year ended December 31, 2008, the Company has experienced significant declines in its net interest margin. The Company’s net interest margin was 4.33% for the year ended December 31, 2008, as compared to 5.35% and 5.67% for the years ended December 31, 2007 and December 31, 2006, respectively. With approximately 64.0% of the loan portfolio in floating rate instruments at December 31, 2008, the effects of market rates continue to be realized almost immediately on loan yields. Loans yielded 6.75% during the year ended December 31, 2008, as compared to 9.07% and 9.13% for the years ended December 31, 2007 and December 31, 2006, respectively. With a significant increase in nonaccrual loans during 2008, and specifically during the second half of 2008, the Company reversed approximately $1.0 million in interest income during the year, reducing the loan yield by approximately 17 basis points during the year ended December 31, 2008. Loan yield was enhanced during 2007, as a nonperforming loan was paid off during the first quarter of 2007, providing an additional $902,000 in previously unrecognized interest income that would not have otherwise been recognized during 2007, and an enhancement to loan yield of approximately 15 basis points for the year ended December 31, 2007. Although market rates of interest declined so rapidly during 2008, deposit repricing was slow to follow the decline in loan rates during the second half of 2008. However, with the recent stock market declines, combined with more substantial FDIC insurance coverage, deposit rates have begun to decline as investors have sought safety in bank deposits. Borrowing rates have declined significantly during the fourth quarter of 2008, resulting in overnight and short-term borrowing rates of less than 0.50% at December 31, 2008. The Company has benefited from these rate declines, as it has utilized overnight and short-term borrowing lines through the Federal Reserve and Federal Home Loan Bank to a greater degree during 2008. The Company’s average cost of funds was 2.75% for the year ended December 31, 2008 as compared to 3.91% and 3.24% for the years ended December 31, 2007 and 2006, respectively.

Total noninterest income of $8.3 million reported for the year ended December 31, 2008 decreased $1.3 million or 13.7% as compared to the year ended December 31, 2007, primarily as the result of reductions of approximately $1.1 million in SFAS No. 159 fair market value gains between the two twelve-month periods on the Company’s junior subordinated debt. Noninterest income continues to be driven by customer service fees, which totaled $4.7 million for the year ended December 31, 2008, representing a modest decline of $134,000 or 2.8% over the $4.8 million in customer service fees reported for the year ended December 31, 2007, but an increase of $877,000 or 23.2% over the noninterest income of $3.8 million reported for the year ended December 31, 2006. Customer service fees represented 55.8%, 49.6%, and 41.8% of total noninterest income for the years ended December 31, 2008, 2007, and 2006, respectively. Shared appreciation income on lending activities, while not a consistent income stream, did increase approximately $223,000 between the years ended December 31, 2008 and December 31, 2007.

Noninterest expense increased approximately $547,000 or 2.4% between the years ended December 31, 2007 and December 31, 2008, and increased $3.3 million or 16.8% between the years ended December 31, 2006 and December 31, 2008. Reductions in salary expense, data processing, and professional fees, were more than offset by impairment losses on other real estate owned through foreclosure (OREO) and intangible assets. Impairment losses on the Company’s intangible assets totaled $648,000 and impairment charges on OREO properties totaled another $887,000 during the year ended December 31, 2008. Salary expense decreased $220,000 or 2.0% between the years ended December 31, 2007 and December 31, 2008 due in large part to significant decreases in bonus and incentive expenses during 2008. Professional fees declined $329,000 or 18.2% between the years ended December 31, 2007 and December 31, 2008 as the result of reductions in corporate legal fees between the two periods.

During both the third and fourth quarters of 2008, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. The stock dividends for the third and fourth quarters of 2008 replace the normal quarterly cash dividends and reflect a similar value. Although the Company's capital position remains strong, the change in the dividend from cash to stock was employed as a precaution against uncertainties in the current economic environment, and specifically the real estate1-4 family residential real estate market which has had an impact on the Company's construction and related land and lot loan portfolio. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the respective record dates, an additional 117,732 and 118,449 shares were issued to shareholders during October 2008 and January 2009, respectively. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet during the year ended December 31, 2008. Total assets of $761.1 million at December 31, 2008 decreased approximately $10.6 million during the year ended December 31, 2008, with decreases of $48.2 million in gross loans, offset by increases of $23.5 million other real estate owned through foreclosure, and increases of $20.9 million in investments and interest-bearing deposits in other banks. Approximately half of the decline in loans experienced during 2008 was the result of OREO properties that were transferred from the loan portfolio in settlement of loan obligations, the majority of which were transferred during the fourth quarter of 2008. The most significant declines in loan balances experienced during 2008 were in construction loans which decreased $58.4 million or 32.8% and in real estate mortgage loans which decreased $15.9 million or 11.1% between December 31, 2007 and December 31, 2008. On average, loan volume remained stable between 2008 and 2007, with loans averaging $587.9 million or 89.7% of average earning assets for the year ended December 31, 2008 as compared to $580.9 million or 89.4% of average earning assets for the year ended December 31, 2007.

Deposits of $508.5 million at December 31, 2008 declined $126.1 million or 19.9% during the year ended December 31, 2008 primarily as the result of a decline in brokered time deposits, and deposits obtained from the State of California. As part of its asset/liability strategy, the Company chose to let brokered time deposits mature during 2008, and to use alternative lower-cost funding sources including FHLB term advances and overnight borrowings from the Federal Reserve. This strategy has worked well for the Company during 2008 and helped to reduce funding costs significantly, although the Company will seek to attract additional deposits during 2009 as they continue to become less expensive, relative to wholesale funding sources. Wholesale borrowings, including FHLB advances and Federal Reserve overnight borrowings, increased $122.8 million during 2008 to a balance of $155.0 million at December 31, 2008. The average cost of those wholesale borrowings was 2.32% and 5.17% for the years ended December 31, 2008 and December 31, 2007, representing a cost reduction of 285 basis points between the two twelve-month periods. Although the Company has realized significant interest expense reductions by utilizing these borrowing lines, the use of such lines are monitored closely to ensure sound balance sheet management in light of the current economic and credit environment.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has declined significantly as market rates of interest have fallen during the year ended December 31, 2008. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 2.73% at December 31, 2008, representing a rate reduction of 326 basis points between December 31, 2007 and December 31, 2008. As a result of interest rate changes experienced during 2008 in relation to market spreads for junior subordinated debentures, the Company recorded an additional $1.4 million pretax fair value gain on its junior subordinated debt bringing the total cumulative gain recorded on the debt to $3.7 million at December 31, 2008.

Nonperforming assets increased significantly during the second half of 2008 as real estate markets continue to suffer from the mortgage crisis which began during mid-2007. Nonaccrual loans totaled $51.1 million at December 31, 2008, representing an increase of $29.5 million as compared to the balance of $21.6 million reported at December 31, 2007. The increase in nonaccrual loans experienced during 2008 is comprised largely of construction and real estate development loans. In determining the adequacy of the underlying collateral related to theses loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. During the later part of 2008, the Company successfully worked with many of its borrowers to re-margin loans as collateral values declined, then weakening the Company’s credit position and increasing the potential for losses. Impaired loans of $54.4 million at December 31, 2008 increased $33.7 million during the year ended December 31, 2008 and increased $716,000 during the fourth quarter of 2008. Classified loans (comprised of the total of nonaccrual, impaired, and substandard loans) totaled $88.1 million at December 31, 2008, representing an increase of $36.4 million from the balance of $51.8 million reported at December 31, 2007, but a decrease of $17.0 million from the balance of $105.1 million reported at September 30, 2008. The decrease in classified loans experienced during the fourth quarter of 2008 is primarily the result of more than $23.0 in nonaccrual loans that were transferred to OREO during that quarter. Other real estate owned through foreclosure increased $23.5 million between December 31, 2007 and December 31, 2008, as five properties were moved through foreclosure proceedings during the first nine months of 2008, and an additional nine properties were moved during the fourth quarter of 2008, when all other means of collection failed. One of those foreclosed properties totaling $1.6 million was subsequently sold during the second quarter of 2008. As a result of these events, nonperforming assets as a percentage of total assets increased from 3.66% at December 31, 2007 to 10.68% at December 31, 2008.

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Increased charge-offs and additional loan loss provisions made during the year ended December 31, 2008 impacted earnings during much of 2008, but the provisions made to the allowance for credit loses, totaling $265,000, $548,000, $6.4 million, and $2.4 million during the first, second, third, and fourth quarters of 2008, respectively, are adequate to cover inherent losses in the loan portfolio. Loan and lease net charge-offs totaled $5.4 million for the year ended December 31, 2008 as compared to net charge-offs of $4.4 million and $263,000 for the years ended December 31, 2007 and December 31, 2006, respectively.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties, as well as Campbell, in Santa Clara County. The San Joaquin Valley and other California markets have shown weaker demand for construction lending and commercial lending from small and medium size businesses, as commercial and residential real estate markets declined during 2007 and throughout 2008. The year ended December 31, 2008 has presented significant challenges for the banking industry with tightening credit markets, weakening real estate markets, and increased loan losses adversely affecting the industry.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Growth and increasing market share will be of primary importance during 2009 and beyond. The banking industry is currently experiencing continued pressure on net margins as well as asset quality resulting from conditions in the sub-prime real estate market, and a general deterioration in credit markets. As a result, market rates of interest and asset quality will continue be an important factor in the Company’s ongoing strategic planning process.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the Company’s consolidated financial statements included herein. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, other real estate owned through foreclosure, impairment of collateralized mortgage obligations and other investment securities, and fair value estimates on junior subordinated debt to be accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

If the loan portfolio were to increase by 10% proportionally throughout all loan classifications, the additional estimated provision to the allowance that would be required, based on the percentage loss allocations utilized at December 31, 2008, would be approximately $1.5 million pretax ($865,000 net of tax, or $0.07 per share basic and diluted). This estimate is comprised of an additional $1.1 million ($660,000 net of tax, or $0.05 per share basic and diluted) for criticized loans (those classified as special mention or worse and excluding those considered impaired under SFAS No. 114), and an additional $355,000 ($206,000 net of tax, or $0.02 per share basic and diluted) for the remainder of the loan portfolio that is performing.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value of the property, less estimated costs to sell. The excess, if any, of the loan amount over the fair value of the collateral is charged to the allowance for credit losses. The determination of fair value is generally based upon pre-approved, external appraisals. As real estate markets declined during 2008 and essentially became illiquid in many areas, Management was required to use additional judgment in determining the factors associated with fair value of the real estate, including the term over which the properties could be disposed in an orderly liquidation. This became necessary as many appraisals were based upon comparable sales which were deeply discounted forced liquidations or bulk sales caused by the severity of the housing crises. Subsequent declines in the fair value of other real estate owned, along with related revenue and expenses from operations, are charged to noninterest expense. The fair market valuation of such properties is based upon estimates, and as such, is subject to change as circumstances in the Company’s market area, or general economic trends, change.

Impairment of Investment Securities

Investment securities classified as available for sale (“AFS”) are carried at fair value and the impact of changes in fair value are recorded on the Company’s consolidated balance sheet as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” a separate component of shareholders’ equity. Securities classified as AFS or held to maturity (“HTM”) are subject to review to identify when a decline in value is other than temporary. Factors considered in determining whether a decline in value is other than temporary include: whether the decline is substantial; the duration of the decline; the reasons for the decline in value; whether the decline is related to a credit event or to a change in interest rate; our ability and intent to hold the investment for a period of time that will allow for a recovery of value; and the financial condition and near-term prospects of the issuer. When it is determined that a decline in value is other than temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings. At December 31, 2008, the Company held three private-label collateralized mortgage obligations (CMO’s) with an amortized cost of $17.6 million and carrying value of $12.8 million. Impairment analysis on these three CMO’s was performed utilizing the services of a third-party investment broker specializing in private-label CMO’s, and was based upon estimated cash flows. Estimated cash flows were based upon assumptions of future prepayments and default rates, and thus may be subject to revision as events change in the future. At December 31, 2008, the Company did not have any investment securities considered other than temporarily impaired.

Fair Value

Effective January 1, 2007, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements, choosing to apply the pronouncement to its junior subordinated debt. SFAS No 157 defines how applicable assets and liabilities are to be valued, and requires expanded disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments infrequently traded or not quoted in an active market will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. Determining fair values under SFAS No. 157 may include judgments related to measurement factors that may vary from actual transactions executed in the marketplace. For the year ended December 31, 2008, the Company recorded fair value gains related to its junior subordinated debt totaling $1.4 million. (See Notes 10 an 15 of the Notes to Consolidated Financial Statements for additional information about financial instruments carried at fair value.)

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

The Company reviewed its various tax positions, including its ongoing REIT case with the California Franchise Tax Board (FTB), as of January 1, 2007 (adoption date), and then again each subsequent quarter thereafter in light of the adoption of FIN48. The Bank, with guidance from advisors believes the case related to consent dividends taken by the Bank’s REIT during 2002 has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined in FIN48) that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007 the Company recorded an adjustment of $1,298,470 to beginning retained earnings upon adoption of FIN48 to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. During the years ended December 31, 2008 and 2007, the Company increased the unrecognized tax liability by an additional $87,421 and $87,091, respectively, in interest for the period, bringing the total recorded tax liability under FIN48 to $1,472,992 and $1,385,561 at December 31, 2008 and December 31, 2007, respectively. It is the Company’s policy to recognize interest and penalties under FIN48 as a component of income tax expense.

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

Results of Operations

For the year ended December 31, 2008, the Company reported net income of $4.1 million or $0.34 per share ($0.34 diluted) as compared to $11.3 million or $0.93 per share ($0.92 diluted) for the year ended December 31, 2007, and $13.4 million or $1.15 per share ($1.14 diluted) for the year ended December 31, 2006. Net income decreased $7.2 million between December 31, 2007 and December 31, 2008 as the result of increased provisions for credit losses taken during the third and fourth quarters, combined with significant declines in market rates of interest. Net income for 2007 decreased $2.1 million from the previous year as the result of additional loan loss provisions taken during the fourth quarter, which more than offset increased net interest income realized from increased volume in earning assets.

The Company’s return on average assets was 0.52 % for the year ended December 31, 2008 as compared to 1.47 % and 2.04 % for the same twelve-month periods of 2007 and 2006, respectively. The Company’s return on average equity was 4.93% for the year ended December 31, 2008 as compared to 13.73 % and 20.99 % for the same twelve-month periods of 2007 and 2006, respectively. Declines in the return on average assets and average equity experienced by the Company during 2008 were primarily the result of decreasing net interest margins, and additional loan loss provisions taken during the year.

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

Net interest income before provision for credit losses totaled $30.2 million for the year ended December 31, 2008 as compared to $36.6 million for the year ended December 31, 2007, and $33.2 million for the year ended December 31, 2006. This represents a decrease of $6.4 million or 17.4 % between the years ended December 31, 2007 and 2008, as compared to an increase of $3.4 million or 10.3% between 2006 and 2007. The decrease in net interest income between 2007 and 2008 is primarily the result of decreased yields on interest-earning assets, which more than offset the decreased yields on interest-bearing liabilities. The increase in net interest income between 2006 and 2007 is the result of increased volume in earning assets which more than outweighed rate and volume increases experienced in interest-bearing liabilities.

Table 1. – Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and interest differentials
Years Ended December 31, 2008, 2007, and 2006

		2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)	$587,925	$39,669	6.75%	$580,873	$52,690	9.07%	$469,959	$42,902	9.13%
Investment Securities – taxable	98,330	5,170	5.26%	89,765	3,896	4.34%	89,378	3,254	3.64%
Investment Securities – nontaxable (2)	1,452	68	4.68%	2,227	108	4.85%	2,226	108	4.85%
Interest on deposits in other banks	9,680	222	2.29%	7,001	271	3.87%	7,771	324	4.17%
Federal funds sold and reverse repos	549	18	3.28%	3,527	191	5.42%	16,166	768	4.75%
Total interest-earning assets	697,936	$45,147	6.47%	683,393	$57,156	8.36%	585,500	$47,356	8.09%
Allowance for possible credit losses	(12,269)			(9,787)			(8,067)
Noninterest-bearing assets:
Cash and due from banks	20,785			25,255			26,426
Premises and equipment, net	14,981			15,899			12,706
Accrued interest receivable	2,779			4,061			3,597
Other real estate owned	9,434			3,187			3,354
Other assets	44,237			42,326			32,570
Total average assets	$777,883			$764,334			$656,086
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$42,988	$223	0.52%	$46,382	$292	0.63%	$49,118	$286	0.58%
Money market accounts	124,202	2,963	2.39%	136,720	4,246	3.11%	138,242	3,701	2.68%
Savings accounts	40,699	482	1.18%	46,225	883	1.91%	35,135	198	0.56%
Time deposits	230,746	8,420	3.65%	263,196	12,993	4.94%	195,922	8,412	4.29%
Other borrowings	91,368	2,116	2.32%	17,891	925	5.17%	4,209	223	5.30%
Trust Preferred securities	12,710	734	5.77%	15,537	1,234	7.94%	15,464	1,355	8.76%
Total interest-bearing liabilities	542,713	$14,938	2.75%	525,951	$20,573	3.91%	438,090	$14,175	3.24%
Noninterest-bearing liabilities:
Noninterest-bearing checking	144,772			146,954			146,722
Accrued interest payable	1,131			2,207			2,021
Other liabilities	6,782			7,221			5,615
Total average liabilities	695,398			682,333			592,448

Total average shareholders' equity	82,485			82,001			63,638
Total average liabilities and
Shareholders' equity	$777,883			$764,334			$656,086
Interest income as a percentage
of average earning assets			6.47%			8.36%			8.09%
Interest expense as a percentage
of average earning assets			2.14%			3.01%			2.42%
Net interest margin			4.33%			5.35%			5.67%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $3,074,000, $3,076,000, and $3,536,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

(2)	Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis because they are not material to the Company’s results of operations.

As summarized in Table 2, the increase in net interest income between the two twelve-month periods ended December 31, 2008 and 2007 is comprised of a decrease in total interest income of approximately $12.0 million, which was only partially offset by a decrease in total interest expense of approximately $5.6 million. The Bank's net interest margin, as shown in Table 1, decreased to 4.33% at December 31, 2008 from 5.35% at December 31, 2007, a decrease of 102 basis points (100 basis points = 1%) between the two periods. The net margin of 5.35% reported during 2007 represents a decrease of 32 basis points from the 5.67% net margin realized by the Company during 2006. While average assets have grown over the past three years and the balance sheet mix has changed, interest rate movements over those three years have played a significant role in net interest income trends. As a result of changes in market rates of interest, the prime rate averaged 5.09% for the year ended December 31, 2008 as compared to 8.05% and 7.96% for the years ended December 31, 2007 and 2006, respectively.

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

Table 2.  Rate and Volume Analysis

	2008 compared to 2007			2007 compared to 2006
(In thousands)	Total	Rate	Volume	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$(13,021)	$(13,660)	$639	$9,788	$(275)	$10,063
Investment securities	1 ,234	906	328	642	628	14
Interest-bearing deposits in other banks	(49)	(84)	35	(53)	(25)	(28)
Federal funds sold and securities purchased under agreements to resell	(173)	(36)	(137)	(577)	95	(672)
Total interest income	$(12,009)	(12,874)	865	9,800	423	9,377
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(1,352)	(909)	(443)	551	643	(92)
Savings accounts	(401)	(290)	(111)	685	605	80
Time deposits	(4,573)	(3,598)	(975)	4,581	1,391	3,190
Other borrowings	1,191	(826)	2,017	702	(6)	708
Trust Preferred securities	(500)	(262)	(238)	(121)	(127)	6
Total interest expense	(5,635)	(5,885)	250	6,398	2,506	3,892
Increase (decrease) in net interest income	$(6,374)	$(6,989)	$615	$3,402	$(2,083)	$5,485

Total interest income decreased approximately $12.0 million or 21.0% between the years ended December 31, 2007 and 2008, and is attributable primarily to significant declines in market rates of interest resulting in decreased net interest margins, which outweighed minor increases experienced in average earning assets. Loans were most adversely impacted by yield declines as approximately two-thirds of the loan portfolio is comprised of floating rate instruments.

Total interest expense decreased approximately $5.6 million between the years ended December 31, 2007 and 2008, primarily as a result of decreased rates paid on deposit accounts and other borrowings as market rates of interest continued to decline throughout most of 2008. Rates paid on interest-bearing liabilities decreased in all categories, with the greatest decreases experienced in time deposits, borrowings through the FHLB and the FRB, and the Company’s junior subordinated debt. The Company’s interest-bearing liability mix changed during 2008 with declines in average deposit accounts, especially time deposits, which was more than offset by increases in the average volume of other borrowings including FHLB advances and overnight borrowings from the Federal Reserve. On average, time deposits decreased $32.5 million, interest-bearing demand accounts decreased by $15.9 million, and savings accounts decreased by $5.5 million between the years ended December 31, 2007 and December 31, 2008. The decrease in average deposits was more than offset by increases of more than $73.5 million in other borrowings between the years ended December 31, 2007 and December 31, 2008.

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

Provision for Credit Losses

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management's continuous credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the year ended December 31, 2008 the provision to the allowance for credit losses amounted to $9.6 million as compared to $5.7 million and $880,000 for the years ended December 31, 2007 and 2006, respectively.

Increases in the provision to the allowance for credit losses during 2008, including provisions of $6.4 million and $2.4 million in the third and fourth quarters of 2008, respectively, were the result of higher levels of nonperforming loans during the year, and general deterioration in the housing and credit markets which began during the later part of 2007, and continued throughout 2008.

As with 2008, increases in the provision to the allowance for credit losses during 2007 included larger provisions during the third and fourth quarters of the year as the economy and the banking industry began to realize the full impact of the weakened housing and credit markets during the later part of 2007. Provisions of $2.0 million and $3.3 million were made in the third and fourth quarters of 2007. The amount provided to the allowance for credit losses during 2008 brought the allowance to 2.75% of net outstanding loan balances at December 31, 2008, as compared to 1.83% of net outstanding loan balances at December 31, 2007, and 1.68% at December 31, 2006.

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicated and the net changes between those years:
	Years Ended December 31,			Increase (decrease) during Year
(In thousands)	2008	2007	2006	2008	2007
Customer service fees	$4,656	$4,790	$3,779	$(134)	$1,011
Gain on disposition of securities	24	0	27	24	(27)
Gain (loss) on sale of OREO	67	209	50	(142)	159
Proceeds from life insurance	0	483	482	(483)	1
Gain (loss) on swap ineffectiveness	9	66	(75)	(57)	141
Gain on fair value option of financial liabilities	1,363	2,504	0	(1,141)	2,504
Gain on sale of investment	0	0	1,877	—	(1,877)
Gain (loss) on sale of fixed assets	(4)	2	1,018	(6)	(1,016)
Shared appreciation income	265	42	567	223	(525)
Other	1,963	1,568	1,306	395	262
Total	$8,343	$9,664	$9,031	$(1,321)	$633

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers and, to a lesser extent, gains on sales of Company assets and other miscellaneous income. Noninterest income for the year ended December 31, 2008 decreased $1.3 million or 13.7% when compared to the previous year, and decreased $688,000 or 7.6% when compared to the year ended December 31, 2006. Decreases in noninterest income experienced during 2008 were primarily the result of a decrease SFAS No. 157 fair value gains recorded on the Company’s junior subordinated debt, as well as an employee death-benefit payment received during 2007 that did not occur again during 2008. The gain on disposition of securities totaling $24,000 during 2008 was the result of an early call on municipal bonds with an amortized cost of approximately $940,000. The municipal bonds were redeemed at face value, resulting in a recognized gain on the remaining unaccreted discount.

Customer service fees continue to provide a substantial part of noninterest income over the three years presented. Customer service fees decreased $134,000 between the years ended December 2007 and December 31, 2008, which is attributable almost exclusively to decreases in ATM fee income. Increases of $1.0 million in customer service fees between 2006 and 2007 were comprised of increases in ATM and overdraft charges, as well as additional fee revenue generated by the Campbell branch acquired during February 2007.

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

Shared appreciation income has fluctuated over the three years presented, with increases of $223,000 between 2007 and 2008, as compared to decreases of $525,000 between 2006 and 2007. Shared appreciation income results from agreements between the Company and the borrower on certain construction loans where the Company agrees to receive interest on the loan at maturity rather than monthly and the borrower agrees to share in the profits of the project. The profit is determined by the appraised value of the completed project and subsequent refinancing or sale of the project. Due to the difficulty in calculating future values, shared appreciation income is recognized when received. The Company does not participate in a significant number of shared appreciation projects, and as a result, does not anticipate large amounts of shared appreciation income on an ongoing basis.

Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
		% of		% of		% of
		Average		Average		Average
		Earning		Earning		Earning
(Dollars in thousands)	Amount	Assets	Amount	Assets	Amount	Assets
Salaries and employee benefits	$10,610	1.52%	$10,830	1.58%	$9,915	1.69%
Occupancy expense	3,954	0.57%	3,787	0.55%	2,556	0.44%
Data processing	279	0.04%	420	0.06%	470	0.08%
Professional fees	1,482	0.21%	1,811	0.27%	998	0.17%
Directors fees	262	0.04%	268	0.04%	222	0.04%
Amortization of intangibles	972	0.14%	1,021	0.15%	537	0.09%
Correspondent bank service charges	427	0.06%	476	0.07%	204	0.03%
Impairment loss on other investments	23	0.00%	17	0.00%	0	0.00%
Impairment loss on OREO	887	0.13%	0	0.00%	0	0.00%
Impairment loss on intangible assets	648	0.09%	0	0.00%	0	0.00%
Loss on lease assets held for sale	0	0.00%	820	0.12%	0	0.00%
Loss on CA Tax Credit Partnership	432	0.06%	430	0.06%	440	0.08%
OREO expense	418	0.06%	209	0.03%	2,193	0.37%
Other	2,885	0.41%	2,643	0.39%	2,402	0.41%
Total	$23,279	3.34%	$22,732	3.33%	$19,937	3.41%

Noninterest expense, excluding provision for credit losses and income tax expense, totaled $23.3 million for the year ended December 31, 2008 as compared to $22.7 million and $19.9 million for the years ended December 31, 2007 and 2006, respectively. These figures represent an increase of $547,000 or 2.4% between the years ended December 31, 2007 and 2008 and an increase of $2.8 million or 14.0% between the years ended December 31, 2006 and 2007. As a percentage of average earning assets, total noninterest expense has remained relatively stable over the past three years as the Company has successfully controlled overhead expenses while experiencing profitable growth. Noninterest expense amounted to 3.34% of average earning assets for the year ended December 31, 2008 as compared to 3.33% at December 31, 2007 and 3.41% at December 31, 2006

Increases in noninterest expense between the years ended December 31, 2007 and December 31, 2008 include impairment losses of $887,000 on OREO, and $648,000 on intangible assets. With economic conditions deteriorating during 2008, increased emphasis has been placed on impairment review, as the values on many assets have declined. Impairment losses on OREO properties are also a function of an increase in the volume of OREO acquired during 2008, which is also reflected in the increase of $209,000 in OREO expense during 2008. Decreases in noninterest expense have been realized in many categories during 2008 including a decrease of $220,000 in salary expense, $141,000 in data processing expense, and $329,000 in professional fees. The decrease in salary expense between the years ended December 31, 2007 and December 31, 2008 is primarily the result of a reduction in bonuses and incentives paid during 2008, many of which are based upon the Company’s net income.

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

During the years ended December 31, 2008, 2007, and 2006, the Company recognized stock-based compensation expense of $110,000 ($0.01 per share basic and diluted), $187,000 ($0.02 per share basic and diluted), and $248,000 ($0.02 per share basic and diluted), respectively. This expense is included in noninterest expense under salaries and employee benefits. Under the current pool of stock options, the Company expects stock-based compensation expense to be about $13,000 per quarter during 2009, then to $6,000 per quarter for 2010, and decline after that through 2011. If new stock options are issued, or existing options fail to vest due, for example, to forfeiture, actual stock-based compensation expense in future periods will change.

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

The Company has reviewed its REIT tax position as of January 1, 2007 (adoption date), and then again each subsequent quarter thereafter in light of the adoption of FIN48. The Bank, with guidance from advisors believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined in FIN48) that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007 the Company recorded an adjustment of $1.3 million to beginning retained earnings upon adoption of FIN48 to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. During the years ended December 31, 2008 and 2007, the Company increased the unrecognized tax liability by an additional $87,000 in interest for each of the two years, bringing the total recorded tax liability under FIN48 to $1.5 million and $1.4 million at December 31, 2008, and December 31, 2007, respectively. It is the Company’s policy to recognize interest and penalties under FIN48 as a component of income tax expense. The Company has reviewed all of its tax positions as of December 31, 2008, and has determined that, other than the REIT, there are no other material amounts that should be recorded under the guidelines of FIN48.

Financial Condition

Total assets decreased by $10.6 million or 1.4% during the year to $761.1 million at December 31, 2008, but increased $82.8 million or 12.2% from the balance of $678.3 million at December 31, 2006. During the year ended December 31, 2008, decreases were experienced in loans as construction and real estate lending slowed and approximately $23.0 million in. problem loans were transferred to OREO. Interest-bearing deposits in other banks and investment securities increased by $17.5 million and $3.3 million, respectively, during the year ended December 31, 2008. During 2007, net loans increased $94.4 million, while federal funds sold decreased $14.3 million, and investment securities increased $6.0 million between the two period-ends. The Legacy Bank acquisition completed during February 2007 added $62.4 million in net loans, $7.4 in investments, and $69.6 in deposits to the Company’s balance sheet during 2007.

Total deposits of $508.5 million at December 31, 2008 decreased $126.1 million or 19.9% from the balance reported at December 31, 2007, and decreased $78.6 million or 13.4% from the balance of $587.1 million reported at December 31, 2006. During 2008, growth of $10.5 million and $13.4 million was experienced in noninterest-bearing deposits and time deposits of less than $100,000, respectively, which was more than offset by substantial declines in time deposits of $100,000 or more, and to a lesser degree interest-bearing checking and savings accounts. The decrease of $130.9 million in time deposits of $100,000 or more experienced during 2008 was primarily the result of brokered time deposits and deposits from the State of California, which were not renewed as they matured during 2008. The brokered time deposits were replaced with less expensive borrowings including FHLB advances and overnight borrowings from the Federal Reserve Discount Window.

Earning assets averaged approximately $697.9 million during the year ended December 31, 2008, as compared to $683.4 million and $585.5 million for the years ended December 31, 2007 and 2006, respectively. Average interest-bearing liabilities increased to $542.7 million for the year ended December 31, 2008, as compared to $526.0 million for the year ended December 31, 2007, and increased from the balance of $438.1 million for the year ended December 31, 2006.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $550.0 million at December 31, 2008, representing a decrease of $48.2 million or 8.1% when compared to the balance of $598.2 million at December 31, 2007, and an increase of $49.4 million or 9.9% when compared to the balance of $500.6 million reported at December 31, 2006. Total loans decreased approximately $57.1 million during the fourth quarter of 2008, about half of which was the result of transfers of nonperforming loans to OREO. Average loans totaled $587.9 million, $580.9 million, and $470.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. During 2008 average loans increased 1.2% when compared to the year ended December 31, 2007 and increased 25.1% compared to the year ended December 31, 2006.

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:

	2008		2007		2006		2005		2004
	Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial and industrial	$223,581	40.7%	$204,385	34.2%	$155,811	31.1%	$113,263	27.1%	$123,720	31.0%
Real estate – mortgage	126,689	23.0	142,565	23.8	113,613	22.7	89,503	21.4	88,187	22.1
Real estate – construction	119,885	21.7	178,296	29.8	168,378	33.7	162,873	38.9	137,523	34.5
Agricultural	52,020	9.5	46,055	7.7	35,102	7.0	24,935	6.0	23,416	5.9
Installment/other	20,782	3.8	18,171	3.0	16,712	3.3	15,002	3.6	13,257	3.3
Lease financing	7,020	1.3	8,748	1.5	10,952	2.2	12,334	3.0	12,581	3.2
Total Loans	$549,977	100.0%	$598,220	100.0%	$500,568	100.0%	$417,910	100.0%	$398,684	100.0%

Loan volume continues to be greatest in what has historically been the Bank’s primary lending emphasis: commercial, real estate mortgage, and construction lending. With the continued deterioration of real estate markets during 2008, the Company experienced a decrease of $58.4 million or 32.8 % in construction loans, and a decrease of $15.9 million in real estate mortgage loans. Lease financing decreased $1.7 million during 2008, as the Company is no longer originating commercial leases. Partially offsetting these decreases were increases of $19.2 million in commercial loans, $6.0 million in agricultural loans, and $2.6 million in consumer installment loans. Part of the decrease in construction and real estate loans experienced during 2008 is the result of transfers of approximately $28.5 million ($26.0 million net of charge-offs) in nonperforming loans to OREO.

During 2007 loan growth occurred in all categories except lease financing. During 2007, significant increases occurred in commercial and industrial loans, as well as real estate mortgage loans, with increases of $48.6 million or 31.2% and $29.0 million or 25.5% in those two categories, respectively. Agricultural loans increased $11.0 million or 31.2% during 2007, and real estate construction loans increased $9.9 million or 5.9% during 2007. The acquisition of Legacy Bank during February 2007 contributed approximately $63.9 million to the loan growth experienced during 2007. During the fourth quarter of 2007 loan volume declined approximately $27.7 million or 4.4% as the Company slowed additional loan growth as part of its asset/liability management and liquidity plan.

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

At December 31, 2008, approximately 78% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Residential housing markets have suffered considerably since the later half of 2007, and as a result, residential construction loans decreased during 2008. Real estate construction loans decreased $58.4 million or 32.8% during 2008, as compared to an increase of $9.9 million or 5.9 % during 2007, and an increase of $5.5 million or 3.4% during 2006. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects. Agricultural loans consisting of mostly short-term, floating rate loans for crop financing, increased $6.0 million or 13.0% between December 31, 2007 and December 31, 2008, while installment loans increased $2.6 million or 14.4% during that same period.

The real estate mortgage loan portfolio totaling $126.7 million at December 31, 2008 consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate is the core of this segment of the portfolio, with balances of $81.8 million, $102.4 million, and $71.7 million at December 31, 2008, 2007, and 2006, respectively. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and, are mainly tied to commercial income and multi-family residential properties. The Company does not currently offer traditional residential mortgage loans, but may purchase mortgage portfolios. As a result of real estate mortgage purchases over the past several years, that portion of the portfolio has remained stable with balances of  $41.6 million, $37.2 million, and $39.2 million at December 31, 2008, 2007 and 2006, respectively. The Company also offers short to medium-term, fixed-rate, home equity loans, which totaled $3.2 million at December 31, 2008, $3.0 million at December 31, 2007, and $2.7 million at December 31, 2006.

The following table sets forth the maturities of the Bank's loan portfolio at December 31, 2008. Amounts presented are shown by maturity dates rather than repricing periods:
		Due after one
	Due in one	Year through	Due after
(In thousands)	year or less	Five years	Five years	Total
Commercial and agricultural	$174,972	$78,307	$22,321	$275,600
Real estate – construction	116,856	3,028	0	119,884
	291,828	81,335	22,321	395,484
Real estate – mortgage	13,968	59,703	53,018	126,689
All other loans	13,383	11,649	2,771	27,803
Total Loans	$319,179	$152,687	$78,110	$549,976

The average yield on loans was 6.75% for the year ended December 31, 2008, representing a decrease of 232 basis points when compared to the year ended December 31, 2007 and was a result of a significant decrease in market rates of interest during 2008. The average loan yield for 2008 was also impacted by the reversal of approximately $1.0 million in interest on nonaccrual loans, reducing the average loan yield by 17 basis points for the year ended December 31, 2008. For the year ended December 31, 2007, the average yield on loans was 9.07%, representing a decrease of 6 basis points when compared to the year ended December 31, 2006 and was a result of increased loan pricing pressures experienced during 2007 which more than outweighed an average increase of 9 basis point in the prime rate between the year ended December 31, 2006 and December 31, 2007. The Bank’s loan portfolio is generally comprised of short-term or floating rate loans and is therefore susceptible to fluctuations in market rates of interest. At December 31, 2008, 2007 and 2006, approximately 64.0%, 62.3% and 59.5% of the Bank's loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank's fixed and floating rate loans at December 31, 2008. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

		Due after one
	Due in one	Year through	Due after
(In thousands)	year or less	Five years	Five years	Total
Accruing loans:
Fixed rate loans	$42,582	$75,327	$65,020	$182,929
Floating rate loans	231,533	72,300	12,118	315,951
Total accruing loans	274,115	147,627	77,138	498,880
Nonaccrual loans:
Fixed rate loans	7,783	5,060	591	13,434
Floating rate loans	37,281	0	381	37,662
Total nonaccrual loans	45,064	5,060	972	51,096
Total Loans	$319,179	$152,687	$78,110	$549,976

Securities

Following is a comparison of the amortized cost and approximate fair value of available-for-sale for the three years indicated:

	December 31, 2008				December 31, 2007
		Gross	Gross	Fair Value		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Carrying	Amortized	Unrealized	Unrealized	(Carrying
(In thousands)	Cost	Gains	Losses	Amount)	Cost	Gains	Losses	Amount)
Available-for-sale:
U.S. Government agencies	$43,110	$1,280	$(204)	$44,186	$65,764	$524	$(302)	$65,986
Collateralized mortgage
obligations	39,068	189	(4,991)	34,266	7,782	44	(4)	7,822
Obligations of state and
political subdivisions	1,252	28	0	1,280	2,227	54	0	2,281
Other investment securities	13,880	0	(863)	13,017	13,752	0	(426)	13,326
Total available-for-sale	$97,310	$1,497	$(6,058)	$92,749	$89,525	$622	$(732)	$89,415

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agencies	$69,746	$51	$(1,293)	$68,504
Collateralized mortgage obligations	17	0	(1)	16
Obligations of state and
political subdivisions	2,226	65	(1)	2,290
Other investment securities	13,000	0	(444)	12,556
Total available-for-sale	$84,989	$116	$(1,739)	$83,366

Included in other investment securities at December 31, 2008, is a short-term government securities mutual fund totaling $7.2 million, a CRA-qualified mortgage fund totaling $4.9 million, and an overnight money-market mutual fund totaling $880,000. Included in other investment securities at December 31, 2007, is a short-term government securities mutual fund totaling $7.7 million, a CRA-qualified mortgage fund totaling $4.9 million, and an overnight money-market mutual fund totaling $752,000. Included in other investment securities at December 31, 2006, is a short-term government securities mutual fund totaling $7.7 million, and a CRA-qualified mortgage fund totaling $4.8 million. The commercial asset-backed trust consists of fixed and floating rate commercial and multifamily mortgage loans. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were realized gains on available-for-sale securities totaling $24,000 and $27,000 for the years ended December 31, 2008 and 2006, respectively. There were no realized gains or losses on securities available-for-sale during 2007. There were no realized losses on securities available-for-sale during 2008 or 2006.

Investment securities increased $3.3 million between December 2007 and December 2008, as U.S. government agencies and municipal bonds were either paid down or matured, and additional funds from maturing loans were utilized to purchase additional investment securities or interest-bearing deposits in other banks. Investment securities increased $6.0 million between December 2006 and December 2007 primarily as the result of the Legacy merger during February 2007 in which approximately $6.8 million in U.S Agency securities and $625,000 in other investment securities were added to the Company’s portfolio.

Securities that have been temporarily impaired less than 12 months at December 31, 2008 are comprised of four collateralized mortgage obligations with a weighted average life of 3.66 years, and seven U.S. agency bonds with a weighted average life of 3.18 years. As of December 31, 2008, there were two other investment securities with a total weighted average life of 0.50 years that have been temporarily impaired for twelve months or more. The unrealized losses are due in most part to interest rate changes, as well as credit downgrades in some of the portfolio including three collateralized mortgage obligations. The Company has the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes and credit downgrades to the earlier of the forecasted recovery or the maturity of the underlying investment security. The Company believes that credit downgrades on securities within the portfolio are a result of the severity of the current economic downturn and does not believe the downgrades will result in other-than-temporary impairment of those securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008

The following summarizes temporarily impaired investment securities at December 31, 2008

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$6,471	$(204)	$0	$0	$6,471	$(204)
Collateralized mortgage
obligations	17,568	(4,991)	0	0	17,568	(4,991)
Obligations of state and
political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	12,137	(863)	12,137	(863)
Total impaired securities	$24,039	$(5,195)	$12,137	$(863)	$36,176	$(6,058)

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

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2008 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year to five years		After five years to ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale:
U.S. Government agencies	$700	3.78%	$3,642	3.65%	$8,601	5.29%	$31,243	4.58%	$44,186	4.70%
Collateralized mortgage
obligations	—	—	3,104	4.73%	5,826	4.57%	25,336	6.05%	34,266	5.78%
Obligations of state and
political subdivisions	—	—	352	4.37%	928	4.64%	—	—	1,280	4.57%
Other investment securities	13,017	5.11%	—	—	—	—	—	—	13,017	5.11%
Total estimated fair value	$13,717	5.05%	$7,098	4.16%	$15,355	4.98%	$56,579	5.24%	$92,749	5.40%
(1) Weighted average yields are not computed on a tax equivalent basis

At December 31, 2008 and 2007, available-for-sale securities with an amortized cost of approximately $81.4 million and $71.0 million, respectively (fair value of $79.6 million and $71.3 million, respectively) were pledged as collateral for public funds, FHLB borrowings, and treasury tax and loan balances.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Total deposits decreased $126.1 million or 19.9% during the year to a balance of $508.5 million at December 31, 2008 and increased $47.5 million or 8.1% between December 31, 2006 and December 31, 2007. Core deposits, consisting of all deposits other than time deposits of $100,000 or more and brokered deposits, continue to provide the foundation for the Bank's principal sources of funding and liquidity. These core deposits amounted to 71.9%, 59.9% and 71.0% of the total deposit portfolio at December 31, 2008, 2007 and 2006, respectively.

The following table sets forth the year-end amounts of deposits by category for the years indicated, and the dollar change in each category during the year:

	December 31,			Change during Year
(In thousands)	2008	2007	2006	2008	2007
Noninterest-bearing deposits	$149,529	$139,066	$159,002	$10,463	$(19,936)
Interest-bearing deposits:
NOW and money market accounts	136,612	153,717	184,384	(17,105)	(30,667)
Savings accounts	37,586	40,012	31,933	(2,426)	8,079
Time deposits:
Under $100,000	66,128	52,297	42,428	13,831	9,869
$100,000 and over	118,631	249,525	169,380	(130,894)	80,145
Total interest-bearing deposits	358,957	495,551	428,125	(136,594)	67,426
Total deposits	$508,486	$634,617	$587,127	$(126,131)	$47,490

During the year ended December 31, 2008, decreases were experienced primarily in time deposits, and to a lesser degree in interest-bearing checking accounts and saving accounts. Brokered and other time deposits were allowed to runoff as they matured during 2008, as the Company sought other less-expensive funding sources including FHLB advances and overnight borrowings from the Federal Reserve. In addition, time deposits from the State of California, which totaled $45.0 million at both December 31, 2007 and December 31, 2006, were not renewed by the State of California during 2008. The Company had increased brokered deposits throughout 2007 as part of its liquidity strategy begun during 2006 to fund loan growth as core deposits became increasingly difficult to obtain and pricing became more competitive. As market rates of interest declined during 2008, brokered deposit pricing did not decline to the same degree, due largely to liquidity and credit issues in the market place. As a result, brokered deposits and other time deposits became less attractive as a funding source. Brokered deposits totaled $93.4 million, $139.3 million, and $67.7 million at December 31, 2008, 2007 and 2006, respectively. The Company will continue to use pricing strategies to control the overall level of time deposits and other borrowings as part of its growth and liquidity planning process. NOW and money market accounts, as well as savings accounts declined $17.1 million and $2.4 million, respectively, between December 31, 2007 and December 31, 2008 as these deposits remain competitive. The Company continues to emphasize core deposits as part of its relationship banking strategy. As a result, core deposits, including NOW and money market accounts, and savings accounts, as well as noninterest-bearing checking accounts, continue to provide the Company’s primary funding source.

During the year ended December 31, 2007 increases were experienced primarily in time deposits, and to a lesser degree in saving accounts. Increases in time deposits during 2007 were largely the result brokered time deposits obtained by the Company as part of its liquidity strategy begun during 2006 to fund loan growth as core deposits became increasingly difficult to obtain and pricing became more competitive. This liquidity strategy allowed the Company to obtain the additional funding sources needed during 2007 to fund loan growth without adversely impacting the cost of its core deposit base. NOW and money market accounts, as well as noninterest-bearing deposits declined $30.7 million and $19.9 million, respectively, between December 31, 2006 and December 31, 2007 as these deposits became increasingly competitive.

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

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total noninterest-bearing deposits increased $10.5 million or 7.5% between December 31, 2007 and December 31, 2008, while interest-bearing deposits decreased $136.6 million or 27.6% between the same two periods presented. Between December 31, 2006 and December 31, 2007, total interest-bearing deposits increased $67.4 million or 15.6%, while noninterest-bearing deposits decreased $19.9 million or 12.5%. Deposit balances acquired in the acquisition of Legacy Bank duiring February 2007 totaled approximately $69.6 million. Exclusive of the deposits acquired from Legacy Bank during the first quarter of 2007, deposit balances attributable to the Company’s previously existing deposit base decreased approximately $22.1 million during the year ended December 31, 2007.

On a year-to-date average basis, total deposits decreased $56.1 million or 8.8% between the years ended December 31, 2007 and December 31, 2008. Of that total, interest-bearing deposits decreased by $53.9 million or 10.9%, while noninterest-bearing deposits decreased $2.2 million or 1.5% during 2008. On average, the Company experienced decreases in all deposit categories between the years ended December 31, 2007 and December 31, 2008.

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

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
	Average		Average		Average
(Dollars in thousands)	Balance	Rate %	Balance	Rate %	Balance	Rate %
Interest-bearing deposits:
Checking accounts	$167,190	1.91%	$183,102	2.48%	$187,360	2.10%
Savings	40,699	1.18%	46,225	1.91%	35,135	0.56%
Time deposits (1)	230,746	3.65%	263,196	4.94%	195,922	4.32%
Noninterest-bearing deposits	144,772		146,954		146,722

(1)
Included at December 31, 2008, are $118.6 million in time certificates of deposit of  $100,000 or more, of which $48.0 million matures in three months or less, $48.3 million matures in 3 to 6 months, $14.2 million matures in 6 to 12 months, and $8.1 million matures in more than 12 months.

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

The Company had collateralized and uncollateralized lines of credit aggregating $242.7 million and $386.7 million, as well as FHLB lines of credit totaling $97.1 million and $22.0 million at December 31, 2008 and 2007, respectively. At December 31, 2008, the Company had total outstanding balances of $88.5 million drawn against its FHLB line of credit. Of the $88.5 million in FHLB borrowings outstanding at December 31, 2008, $77.5 million was in borrowings with maturities of one year or less with an average rate of 1.05%, and the other $11.0 million consists of a two-year FHLB advance, with an average fixed rate of 2.67%. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR.

The table below provides further detail of the Company’s federal funds purchased, repurchase agreements and FHLB advances for the years ended December 31, 2008, 2007 and 2006:

	December 31,
(Dollars in thousands)	2008	2007	2006
At period end:
Federal funds purchased	$66,545	$10,380	$0
Repurchase agreements	0	0	0
FHLB advances	88,500	21,900	0
Total at period end	$155,045	$32,280	$0
Average ending interest rate – total	0.93%	4.10%	0.00%
Average for the year:
Federal funds purchased	$58,432	$4,660	$4,209
Repurchase agreements	0	0	0
FHLB advances	32,937	13,231	0
Total average for the year	$91,369	$17,891	$4,209
Average interest rate – total	2.32%	5.17%	5.30%
Maximum total borrowings outstanding at
any month-end during the year:
Federal funds purchased	$160,083	$16,400	$17,100
Repurchase agreements/FHLB advances	28,000	20,000	0
Total	$188,083	$36,400	$17,100

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

Loan Segments for Loan Loss Reserve Analysis		Loan Balance at December 31,
(dollars in 000's)		2008	2007	2006	2005	2004
1	Commercial and Business Loans	$216,552	$196,682	$152,070	$109,783	$115,831
2	Government Program Loans	7,029	7,703	3,741	3,480	7,889
	Total Commercial and Industrial	223,581	204,385	155,811	113,263	123,720

3	Commercial Real Estate Term Loans	81,840	102,399	71,697	43,644	62,501
4	Single Family Residential Loans	41,608	37,194	39,184	43,308	21,567
5	Home Improvement/Home Equity Loans	3,241	2,972	2,732	2,551	4,119
	Total Real Estate Mortgage	126,689	142,565	113,613	89,503	88,187

6	Total Real Estate Construction Loans	119,885	178,296	168,378	162,873	137,523

7	Total Agricultural Loans	52,020	46,055	35,102	24,935	23,416

8	Consumer Loans	20,370	17,521	16,327	14,373	12,476
9	Overdraft protection Lines	80	85	82	102	117
10	Overdrafts	332	565	303	527	664
	Total Installment/other	20,782	18,171	16,712	15,002	13,257

11	Total Lease Financing	7,020	8,748	10,952	12,334	12,581

	Total Loans	$549,977	$598,220	$500,568	$417,910	$398,684

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

Management determines the loss factors for problem-graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss.” Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss. At December 31, 2008 problem graded or “classified” loans totaled $88.1 million or 16.0% of gross loans, as compared to $105.1 million or 17.3% of gross loans at September 30, 2008, and $51.8 million or 8.7% of gross loans at December 31, 2007.

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

The formula allowance includes reserves for certain off-balance sheet risks including letters of credit, unfunded loan commitments, and lines of credit. Reserves for undisbursed commitments are generally formula allocations based on the Company’s historical loss experience and other loss factors, rather than specific loss contingencies. At December 31, 2008, 2007 and 2006 the formula reserve allocated to undisbursed commitments totaled $313,000, $548,000 and $526,000, respectively.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at December 31, 2008, September 30, 2008 and December 31, 2007.

	Balance	Balance	Balance
(in 000's)	December 31, 2008	September 30, 2008	December 31, 2007
Specific allowance – impaired loans	$8,514	$7,953	$4,452
Formula allowance – special mention and classified loans	2,865	3,860	$2,459
Total allowance for special mention and classified loans	11,379	11,813	6,911

Formula allowance for pass loans	3,550	3,973	3,990
Unallocated allowance	142	320	0
Total allowance	$15,071	$16,106	$10,901

Impaired loans increased approximately $33.7 million between December 31, 2007 and December 31, 2008, and increased approximately $717,000 million during the quarter ended December 31, 2008. The specific allowance related to impaired loans increased $4.1 million and $561,000 for the year ended and quarter ended December 31, 2008, respectively. The formula allowance related to loans that are not impaired (including special mention and substandard) increased approximately $407,000 between December 31, 2007 and December 31, 2008, but decreased $995,000 during the quarter ended December 31, 2008. Increases for the year ended December 31, 2008 were the result of increases in the volume of substandard and special mention loans, as well as minor increases in adjusting factors for current economic trends and conditions, and trends in delinquent and nonaccrual loans. Even though the level of “pass” loans decreased approximately $104.2 million during the year ended December 31, 2008, the related formula allowance decreased only $441,000 during 2008 as a result of an increase in commercial and industrial loans which have a higher percentage loss allocation, as well as factor allocation increases due to current economic conditions.

At December 31, 2008, the Company segregated approximately $26.3 million of the total $33.8 million in substandard classified loans for purposes of the quarterly analysis of the adequacy of the allowance for credit losses under SFAS No. 5. Many of these loans had been downgraded to substandard because the borrowers had other direct or indirect lending relationships which were classified as substandard or impaired. The $26.3 million in substandard loans consists of ten borrowing relationships, which although classified as substandard, the Company believes are performing and therefore do not warrant the same loss factors as other substandard loans in the portfolio. The adequacy of the allowance for credit losses related to this $26.3 million pool of substandard loans was based upon current payment history, loan-to-value ratios, future anticipated performance, and other various factors. The formula allowance for credit losses related to these substandard loans totaled $1.2 million at December 31, 2008. This formula reserve is included in the formula allowance for special mention and classified loans totaling $2.9 million in the table above.

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors, which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentration, and 10) other business conditions. Other than the segregation of approximately $26.3 million in substandard loans at December 31, 2008 discussed above, there were no changes in estimation methods or assumptions during 2008 that affected the methodology for assessing the overall adequacy of the allowance for credit losses.

Management and the Company’s lending officers evaluate the loss exposure of classified and impaired loans on a weekly and monthly basis, and through discussions and officer meetings as conditions change. The Company’s Loan Committee meets weekly and serves as a forum to discuss specific problem assets that pose significant concerns to the Company, and to keep the Board of Directors informed through committee minutes. All special mention and classified loans are reported quarterly on Criticized Asset Reports, which are reviewed by senior management. With this information, the migration analysis and the impaired loan analysis are performed on a quarterly basis and adjustments are made to the allowance as deemed necessary. As the real estate market and economic crisis became more severe during the later part of 2008, the Company successfully worked with many of its borrowers to re-margin loans as collateral values declined, weakening the Company’s credit position and increasing the potential for losses. This process of working with potentially troubled borrowers was monitored closely through the loan review process.

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

At December 31, 2008 and 2007, the Company's recorded investment in loans for which impairment has been recognized totaled $54.4 million and $20.6 million, respectively. Included in total impaired loans at December 31, 2008, are $31.0 million of impaired loans for which the related specific allowance is $8.5 million, as well as $23.4 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2007 included $10.7 million of impaired loans for which the related specific allowance is $4.5 million, as well as $9.9 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $37.1 million, $15.9 million and $10.1 million during the years ended December 31, 2008, 2007 and 2006, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the years ended December 31, 2008 and 2007, the Company recognized no income on such loans. For the year ended December 31, 2006 the Company recognized income of $65,000 on such loans.

The greatest increase in impaired loans during the year ended December 31, 2008 has been in real estate construction loans, with that loan category comprising more than 53% of total impaired loans at December 31, 2008. Impaired construction loans decreased $10.9 million during the fourth quarter of 2008, partially as the result of the transfer of approximately $23.2 million in construction loans from impaired status to OREO during the fourth quarter of 2008.

Although construction loans are generally collateral dependent and the related collateral is considered adequate to cover the loan’s carrying value in many cases, the specific reserve related to impaired construction loans has increased approximately $1.7 million since December 31, 2007 as property valuations have declined. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans, approximately $39.5 million or 72.7% are secured by real estate, and $34.0 million of total impaired loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, and developing that land if required, and to develop real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at December 31, 2008, September 30, 2008 and December 31, 2007.

	Balance	Reserve	Balance	Reserve	Balance	Reserve
(in 000’s)	December 31, 2008	December 31, 2008	Sept 30, 2008	Sept 30, 2008	December 31, 2007	December 31, 2007
Commercial and industrial	$12,244	$2,340	$7,831	$294	$7,617	$339
Real estate – mortgage	3,689	226	600	0	0	0
Real estate – construction	28,927	2,338	39,799	4,133	7,474	598
Agricultural	4,086	68	0	0	0	0
Installment/other	0	0	0	0	0	0
Lease financing	5,425	3,542	5,425	3,526	5,536	3,516
Total	$54,371	$8,514	$53,655	$7,953	$20,627	$4,453

Of the $28.9 million in impaired construction loans shown above at December 31, 2008, approximately $13.6 million or 25.1% are for residential construction $15.3 million or 28.1 % are for land development. Of the $12.2 million in impaired commercial and industrial loans at December 31, 2008, more than $1.8 million or 14.7% are for residential construction. Geographically, the $34.0 million in impaired loans made for the purpose of residential construction, residential and commercial acquisition and development, and land development, are disbursed throughout a wide area of California, with approximately 27.4% of those loans within Fresno, Madera, Kern, and Santa Clara Counties. The following table summarizes the impaired loan balances by county of loans made for the purpose of residential construction, residential and commercial acquisition and development, and land development as of December 31, 2008.

	Impaired
County:	Balance (000's)	Percentage
Fresno	$229	0.67%
Madera	2,923	8.61%
Kern	4,991	14.70%
Santa Clara	1,161	3.42%
Alpine	7,973	23.49%
San Mateo	2,103	6.19%
Mariposa	1,084	3.19%
Merced	2,524	7.43%
Monterey	7,781	22.92%
Sacramento	1,425	4.20%
Sonoma	1,156	3.41%
Other counties	600	1.77%
Total R.E. related impaired	$33,950	100.00%

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. With interest rates decreasing 100 basis points during the fourth quarter of 2007, another 400 basis points during 2008, indications are that the economy will continue to suffer in the near future as a result of sub-prime lending problems, a weakened real estate market, and tight credit markets. Both business and consumer spending have slowed during the past several quarters, and current GDP projections for the next year have softened significantly. It is difficult to determine to what degree the Federal Reserve will adjust short-term interest rates in its efforts to influence the economy, or what magnitude government economic support programs will reach. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. The local market has remained relatively more stable economically during the past several years than other areas of the state and the nation, which have experienced more volatile economic trends, including significant deterioration of residential real estate markets. Although the local area residential housing markets have been hit hard, they continue to perform better than other parts of the state, which should bode well for sustained, but slower growth in the Company’s market areas of Fresno and Madera, Kern, and Santa Clara Counties. Local unemployment rates in the San Joaquin Valley remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates have increased recently as the national economy has declined. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state.  Management recognizes increased risk of loss due to the Company's exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the years indicated.

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Total loans outstanding at end of period before
deducting allowances for credit losses	$548,742	$596,480	$499,570	$417,156	$397,584
Average net loans outstanding during period	$587,925	$580,873	$469,959	$402,820	$374,748

Balance of allowance at beginning of period	$10,901	$8,365	$7,748	$7,251	$6,081
Loans charged off:
Real estate	(3,103)	(22)	0	0	0
Commercial and industrial	(1,890)	(4,286)	(290)	(323)	(14)
Lease financing	(281)	(8)	(164)	(364)	(496)
Installment and other	(271)	(177)	(48)	(86)	(80)
Total loans charged off	(5,545)	(4,493)	(502)	(773)	(590)
Recoveries of loans previously charged off:
Real estate	0	0	0	0	0
Commercial and industrial	92	46	195	108	82
Lease financing	14	0	1	3	29
Installment and other	11	18	43	54	25
Total loan recoveries	117	64	239	165	136
Net loans charged off	(5,428)	(4,429)	(263)	(608)	(454)

Reclassification of off-balance sheet reserve	0	0	0	(35)	(507)
Reserve acquired in business acquisition	0	1,268	0	0	986
Provision charged to operating expense	9,598	5,697	880	1,140	1,145
Balance of allowance for credit losses
at end of period	$15,071	$10,901	$8,365	$7,748	$7,251

Net loan charge-offs to total average loans	0.92%	0.76%	0.06%	0.15%	0.12%
Net loan charge-offs to loans at end of period	0.99%	0.74%	0.05%	0.15%	0.11%
Allowance for credit losses to total loans at end of period	2.75%	1.83%	1.67%	1.86%	1.82%
Net loan charge-offs to allowance for credit losses	36.02%	40.63%	3.14%	7.85%	6.26%
Net loan charge-offs to provision for credit losses	56.55%	77.74%	29.89%	53.33%	39.65%

Management believes that the 2.75% credit loss allowance to total loans at December 31, 2008 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

	2008		2007		2006		2005		2004
	Allowance		Allowance		Allowance		Allowance		Allowance
	for Credit	% of	for Credit	% of	For Credit	% of	for Credit	% of	for Credit	% of
(Dollars in thousands)	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans
Commercial and industrial	$5,829	40.7%	$3,254	34.2%	$1,905	31.1%	$1,397	27.1%	$2,497	31.0%
Real estate – mortgage	715	23.0%	593	23.8%	619	22.7%	330	21.4%	386	22.1%
Real estate – construction	3,658	21.7%	2,824	29.8%	1,039	33.7%	1,598	38.9%	1,753	34.5%
Agricultural	1,035	9.5%	559	7.7%	310	7.0%	316	6.0%	197	5.9%
Installment/other	101	3.8%	133	3.0%	187	3.3%	112	3.6%	103	3.3%
Lease financing	3,591	1.3%	3,538	1.5%	4,165	2.2%	3,619	3.0%	2,312	3.2%
Not allocated	142	—	0	—	140	—	376	—	3	—
	$15,071	100.0%	$10,901	100.0%	$8,365	100.0%	$7,748	100.0%	$7,251	100.0%

During 2008, reserve allocations increased significantly for commercial and industrial loans, and to lesser extent, construction and agricultural loans. As with prior years, the significant reserve allocation for lease financing loans is the result of specific reserves allocated to a lease portfolio that has been nonperforming since 2002 and is in the process of litigation (see discussion following). Increased reserve allocations for commercial and industrial loans, construction loans, as well as agricultural loans, are the result of increases in special mention and substandard loans in those categories, with an increase in the volume of loans considered impaired. Successful re-margining of a number of the Company’s problem loans during the third and fourth quarters of 2008 helped to reduce potential loss exposure in the loan portfolio.

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

The Company believes that under generally accepted accounting principles, a total loss of principal is not probable at this time and the specific allowance of $3.5 million calculated for the impaired lease portfolio at December 31, 2008 under SFAS No. 114 is in accordance with GAAP.

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

The following summarizes the Company’s allowance for credit losses related to the specific, formula, and unallocated reserves for the year-ends shown:

	December 31,
(Dollars in 000’s)	2008	2007	2006	2005	2004
Formula allowance	$3,550	$3,990	$3,637	$2,976	$2,827
Specific allowance	11,379	6,911	4,588	4,396	4,421
Unallocated allowance	142	0	140	376	3
Total allowance	$15,071	$10,901	$8,365	$7,748	$7,251

At December 31, 2008, the allowance for credit losses totaled $15.1 million, and consisted of $3.6 million in formula allowance, $11.4 million in specific allowance, and $142,000 in unallocated reserve. At December 31, 2008, $3.6 million of the specific allowance was allocated to lease financing loans, and the remaining $3.7 million, $3.0 million, $801,000, $215,000, and $91,000 were allocated to commercial and industrial loans, real estate construction loans, agricultural loans, commercial real estate loans, residential real estate loans, respectively.

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

The total formula allowance decreased approximately $440,000 between 2007 and 2008, primarily as the result of decreased volume in “pass” loans. The formula allowance for construction loans decreased $262,000 during 2008, and the decreased $131,000 for commercial real estate loans, wit only minor changes in other loan categories. Between December 31, 2007 and December 31, 2008, sub-substandard loans increased $34.8 million, while special mention and doubtful loans increased $21.1 million and $1.6 million, respectively. Increases in loan downgrades experienced during 2008 were primarily the result of continued deterioration in the overall economy, including the residential construction market, which in turn has impacted other sectors of the lending portfolio.

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

Although in some instances, the downgrading of a loan resulting from the factors used by the Company in its allowance analysis has been reflected in the formula allowance, management believes that in some instances, the impact of material events and trends has not yet been reflected in the level of nonperforming loans or the internal risk grading process regarding these loans. Accordingly, the Company’s evaluation of probable losses related to these factors may be reflected in the unallocated allowance. The evaluation of the inherent losses concerning these factors involve a higher degree of uncertainty because they are not identified with specific problem credits, and therefore the Company does not spread the unallocated allowance among segments of the portfolio. At December 31, 2008, the Company had an unallocated allowance of $142,000. At December 31, 2007 the Company had no unallocated allowance, reflecting a decrease from the balance of $140,000 at December 31, 2006. Management’s estimates of the unallocated allowance are based upon a number of underlying factors including 1) the effect of deteriorating national and local economic trends, 2) the effects of export market conditions on certain agricultural and manufacturing borrowers, 3) the effects of abnormal weather patterns on agricultural borrowers, as well as other borrowers that may be impacted by such conditions, 4) the effect of increased competition in the Company’s market area and the resultant potential impact of more relaxed underwriting standards to borrowers with multi-bank relationships, 5) the effect of soft real estate markets, and 6) the effects of having a larger number of borrowing relationships which are close to the Company’s lending limit, any one if which were not to perform to contractual terms, would have a material impact on the allowance.

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

The following table sets forth the Company’s nonperforming assets as of the dates indicated:

	December 31,
(Dollars in thousands, except footnote)	2008	2007	2006	2005	2004
Nonaccrual loans (1)	$51,096	$21,583	$8,138	$13,930	$16,682
Restructured loans	0	23	4,906	0	0
Total non-performing loans	51,096	21,606	13,044	13,930	16,682
Other real estate owned	30,153	6,666	1,919	4,356	1,615
Total non-performing assets	$81,249	$28,272	$14,963	$18,286	$18,297

Loans, past due 90 days or more, still accruing	$680	$189	$0	$0	$375

Non-performing loans to total gross loans	9.29%	3.61%	2.61%	3.33%	4.18%
Non-performing assets to total gross loans	14.77%	4.73%	2.99%	4.38%	4.59%

(1)
Included in nonaccrual loans at December 31, 2008 are restructured loans totaling $378,000. There were no nonaccrual loans at December 31, 2007 and 2006, which are restructured. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2008 in accordance with their original terms is approximately $3.7 million.

Non-performing assets have increased between December 31, 2007 and December 31, 2008 as declines in real estate markets and related sectors experienced since the later part of 2007 resulting from lending problems continued to impact credit markets and the general economy throughout 2008. Nonaccrual loans increased $29.5 million between December 31, 2007 and December 31, 2008, with construction loans comprising approximately 57% of total nonaccrual loans at December 31, 2008, and commercial and industrial loans comprising another 19%. The following table summarizes the nonaccrual totals by loan category for the periods shown..

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

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance	Balance	Balance	Change from	Change from
Nonaccrual Loans (in 000's):	December 31, 2008	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Commercial and industrial	$9,507	$8,766	$6,372	$741	$3,135
Real estate - mortgage	3,714	1,747	428	1,967	3,286
Real estate - construction	28,927	39,088	7,548	(10,161)	21,379
Agricultural	3,406	0	1,684	3,406	1,722
Installment/other	55	20	3	35	52
Lease financing	5,486	5,495	5,548	(9)	(62)
Total Nonaccrual Loans	$51,095	$55,116	$21,583	$(4,021)	$29,512

Increases in nonaccrual construction loans between December 31, 2007 and December 31, 2008 are the result of a significant slowdown in new housing starts and the resultant depreciation in land, and both partially completed and completed construction projects. Nonaccrual construction loans decreased $10.2 million during the fourth quarter of 2008, primarily as the result of construction loans that were transferred to other real estate owned. As with impaired loans, a large percentage of nonaccrual loans were made for the purpose of residential construction, residential and commercial acquisition and development, and land development. The following table summarizes nonaccrual balances by purpose at December 31, 2008.

(in 000's)	December 31, 2008
Residential construction	$17,386
Residential and commercial acquisition and development	450
Land development	16,043
Other purposes	17,217
Total nonaccrual loans	$51,096

During the nine months ended September 30, 2008, five loans totaling approximately $2.7 million were transferred from nonaccrual status to other real estate owned, and during the quarter ended December 31, 2008, an additional nine loans totaling $25.7 million were transferred to other real estate owned, bringing the total OREO balance to $31.2 million at December 31, 2008. Charges to the reserve for loan and lease losses at the time of transfer to other real estate owned to record the underlying collateral at fair value totaled $2.5 million for the year ended December 31, 2008.  Non-performing assets totaled 10.68% of total loans at December 31, 2008 as compared to 4.73% of total loans at December 31, 2007.

A nonaccrual land development loan transferred to other real estate owned during the fourth quarter of 2007 with a principal balance of $6.0 million and accrued interest of $865,000 ($6.9 million total) is a shared appreciation credit, and as such, the Company agreed to receive interest on the loan as lots sold rather than monthly, and the borrower agreed to share in the profits of the project. Interest was accrued and recognized in income on an ongoing basis. Upon moving the credit to nonaccrual status during the first quarter of 2007, the Company ceased to accrue additional interest on the loan and continued to carry, on its books, the previously accrued interest amount of $865,000, because it was supported by the most recent appraised value of the property at that time plus an added value for the recording of the approved map for the 177 lots which was imminent. Upon foreclosure and transfer to other real estate owned during the fourth quarter of 2007, the Company obtained an updated appraisal to determine the current fair value of the property. As a result of significant deterioration in the housing markets during this period, the Company adjusted the carrying value of the property down by $2.4 million during the fourth quarter of 2007 with a charge against the allowance for credit losses.

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

A $4.9 million loan classified as restructured at December 31, 2006, paid off during the first quarter of 2007, resulting in the recognition of approximately $1.1 million in previously unrecognized interest income during 2007, and the overall reduction of restructured loans at December 31, 2007

Loans past due more than 30 days are receiving increased management attention and are monitored for increased risk. The Company continues to move past due loans to nonaccrual status in its ongoing effort to recognize loan problems at an earlier point in time when they may be dealt with more effectively. As impaired loans, nonaccrual and restructured loans are reviewed for specific reserve allocations and the allowance for credit losses is adjusted accordingly.

Except for the loans included in the above table, and the land development loan discussed above, there were no loans at December 31, 2008 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

Liquidity and Asset/Liability Management

The primary function of asset/liability management is to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company's principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses. Other sources of liquidity not on the balance sheet at December 31, 2008 include unused collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $184.8 million.

Cash and cash equivalents have declined during the three years ended December 31, 2008, 2007, and 2006, with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2008	$19,426
December 31, 2007	$25,300
December 31, 2006	$43,068
December 31, 2005	$63,030

Cash and cash equivalents decreased $5.9 million during the year ended December 31, 2008, as compared to a decrease of $17.8 million and $20.0 million during the years ended December 31, 2007 and 2006, respectively.

The Company has maintained positive cash flows from operations over the past three years, which amounted to $12.6 million, $19.0 million, and $16.2 million for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company experienced net cash outflows from investing activities totaling $9.4 million during the year ended December 31, 2008, as purchases of investment securities interest-bearing deposits in other banks exceeded net loan payoffs and maturities of investment securities during the period. The Company experienced net cash outflows from investing activities totaling $30.5 million and $69.8 million during the years ended December 31, 2007 and 2006, respectively, as loan growth has exceeded net maturities of investment securities as well as other investment instruments during those years.

Net cash flows from financing activities, including deposit growth and borrowings, have traditionally provided funding sources for loan growth, but during 2008 and 2007 the Company experienced net cash outflows totaling $9.1 million and $6.3 million, respectively, as declines in net deposit accounts, as well as repurchases of the Company’s common stock, exceeded growth in financing categories, including borrowings. The Company has the ability to decrease loan growth, increase deposits and borrowings, or a combination of both to manage balance sheet liquidity.

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

The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. In addition to unused lines of credit from other banks totaling $184.8 million, the contingency plan includes steps that may be taken in the event the total liquidity ratio falls or is projected to fall below 15% for any extended period of time. The Bank ALCO committee shall take steps to correct this condition using one or more of the following methods as needed:

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

The Company continues to utilize liability management, when needed, as part of its overall asset/liability management strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 64.0% of the Company’s loan portfolio at December 31, 2008. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At December 31, 2008, the Bank had 70.1% of total assets in the loan portfolio and a loan-to-deposit ratio of 107.9%. Liquid assets at December 31, 2008 include cash and cash equivalents totaling $19.4 million as compared to $25.3 million at December 31, 2007.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings. Core deposits, which comprise approximately 71.9% of total deposits at December 31, 2008, provide a significant and stable funding source for the Company.  At December 31, 2008, unused lines of credit with the Federal Home Loan Bank and the Federal Reserve Bank totaling $153.3 million are collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these used and unused borrowing lines totaled $327.5 million at December 31, 2008. For further discussion of the Company’s borrowing lines, see “Short Term Borrowings” included in previously in the financial condition section of this financial review.

Enacted during 2008 as part of the government’s Emergency Economic Stabilization Act, TARP (Treasury Asset Recovery Program) is a voluntary program established only for healthy financial institutions. In order to receive TARP capital, institutions must undergo an extensive review by their primary regulator and the U.S. Treasury Department. Along with high rates of interest, TARP capital comes with restrictions, including a U.S. Treasury Department right to buy shares (warrants) in the Company, and significant oversight requirements. At this time, the Company has not used TARP monies to increase capital.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During 2008 and 2007, total dividends paid by the Bank to the parent company totaled $4.3 million and $17.6 million, respectively. The Company currently believes the Bank has the ability in the future to pay sufficient cash dividends to the Company to cover its ongoing cash requirements including quarterly interest payments on its junior subordinated debt. As a bank holding company formed under the Bank Holding Act of 1956, United Security Bancshares continues to provide a source of financial strength for its subsidiary bank(s). To help provide financial strength to the Bank, United Security Bancshares’ trust subsidiary, United Security Bancshares Capital Trust I completed a $15 million offering in Trust Preferred Securities during 2001, the proceeds of which were used to purchase Junior Subordinated Debentures of the Company. Of the $14.5 million in net proceeds received by the Company, $13.7 million in cash was contributed as capital to United Security Bank enhancing the liquidity and capital positions of the Bank, and the remainder provided liquidity to the holding company. The Trust Preferred Securities issued under United Security Bancshares Capital Trust I were redeemed during July 2007, and subsequently, new Trust Preferred Securities totaling $15 million were issued under United Security Bancshares Capital Trust II. The issuance of the new Trust Preferred Securities reduced the Company’s cost of the debt by 246 basis points.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2008, the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In
(In thousands)	Note Reference	One Year Or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	7	$323,727	$—	$—	$—	$323,727
Time Deposits	7	172,730	11,230	788	11	184,759
FHLB Borrowings	8	77,500	11,000			88,500
Junior Subordinated Debt (at FV)	9, 10				11,926	11,926
Operating Leases	14	759	1,102	789	1,007	3,657
Contingent tax liabilities under FIN 48	11	1,473				1,473

A schedule of significant commitments at December 31, 2008 follows:

(In thousands)
Commitments to extend credit:
Commercial and industrial	$60,676
Real estate – mortgage	53
Real estate – construction	30,502
Agricultural	16,597
Installment	3,638
Revolving home equity and credit card lines	814

Standby letters of credit	7,119

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

The following table sets forth the Company’s and the Bank's actual capital positions at December 31, 2008 and the regulatory minimums for the Company and the Bank to be well capitalized under the guidelines discussed above:

	Company	Bank	Regulatory
	Actual	Actual	Minimums -
	Capital Ratios	Capital Ratios	Well Capitalized
Total risk-based capital ratio	13.23%	12.61%	10.00%
Tier 1 capital to risk-weighted assets	11.97%	11.45%	6.00%
Leverage ratio	10.58%	10.45%	5.00%

Under Federal Reserve guidelines, the Company and the Bank are required to maintain a total risk-based capital ratio of 10%, tier 1 capital to risk-weighted assets of 8%, and a leverage ratio of 7%, to be considered well capitalized. As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at December 31, 2008. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

Dividends paid to shareholders by the Company are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution.  The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. During the year ended December 31, 2008, the Company received $4.3 million in cash dividends from the Bank, from which the Company declared $3.1 million in dividends to shareholders.

The Bank as a state-chartered bank is subject to dividend restrictions set forth in California state banking law, and administered by the California Commissioner of Financial Institutions (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the Commissioner may order the state bank not to pay any dividend. The FRB may also limit dividends paid by the Bank. This is not the case with the Bank. Year-to-date dividends of $4.3 million and $4.6 million paid to shareholders and the Company, respectively, through December 31, 2008 were within the maximum allowed under those regulatory guidelines, and did not require prior approval of the Commissioner.

Stock Repurchase Plan (all figures have been restated to reflect effect of 2-for-1 stock split during May 2006)

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	YTD
Shares repurchased – 2008	29,626	34,574	1,886	22,915	89,001
Average price paid – 2008	$15.26	$15.2	$15.09	$9.31	$13.70

Shares repurchased – 2007	117,403	306,758	28,916	59,255	512,332
Average price paid – 2007	$21.48	$19.89	$18.32	$18.32	$19.71

Shares repurchased – 2006	84	13,121	84,215	10,585	108,005
Average price paid - 2006	$16.57	$23.13	$22.21	$24.58	$22.55

Shares repurchased - 2005	7,152	4,936	0	14,074	26,162
Average price paid - 2005	$12.28	$12.78	$—	$16.16	$14.46

Shares repurchased - 2004	19,800	109,490	45,986	3,564	178,840
Average price paid - 2004	$12.85	$11.41	$11.29	$12.11	$11.55

On February 25, 2004 the Company announced a second stock repurchase plan under which the Board of Directors approved a plan to repurchase, as conditions warrant, up to 276,500 shares (553,000 shares adjusted for May 2006 stock split) of the Company's common stock on the open market or in privately negotiated transactions. As with the first stock repurchase plan initiated during 2001, the duration of the new program was open-ended and the timing of purchases will depend on market conditions. Concurrent with the approval of the new repurchase plan, the Board terminated the 2001 repurchase plan and canceled the remaining 64,577 shares (129,154 shares adjusted for May 2006 stock split) yet to be purchased under the earlier plan.

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

During the year ended December 31, 2008, 89,001 shares were repurchased at a total cost of $1.2 million and an average per share price of $13.70

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At December 31, 2008 the Bank's qualifying balance with the Federal Reserve was approximately $25,000.

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

As part of its overall risk management, the Company pursues various asset and liability management strategies, which may include obtaining derivative financial instruments to mitigate the impact of interest fluctuations on the Company’s net interest margin. During the second quarter of 2003, the Company entered into a five-year amortizing interest rate swap agreement with the purpose of minimizing interest rate fluctuations on its interest rate margin and equity. The interest rate swap agreement matured on September 30, 2008.

Under the interest rate swap agreement, the Company received a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). The swap qualified as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and was designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement was measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that was deemed effective in hedging the cash flows of the designated assets were recorded in accumulated other comprehensive income and reclassified into interest income when such cash flow actually occured. Any ineffectiveness resulting from the hedge was recorded as a gain or loss in the consolidated statement of income as part of noninterest income. The amortizing hedge had a remaining notional value of $1.8 million and duration of approximately three months at December 31, 2007, and matured on September 30, 2008. During the years ended December 31, 2008 and 2007, $5,000 and $310,000, respectively, was reclassified from accumulated other comprehensive income as a reduction to interest income.

The Company performed a quarterly analysis of the effectiveness of the interest rate swap agreement at December 31, 2007 and for each of the quarters ended March 31, 2008 and June 30, 2008. As a result of a correlation analysis, the Company determined that the swap remained highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge and, therefore, continued to qualify for hedge accounting under the guidelines of SFAS No. 133. However, during the second quarter of 2006, the Company determined that the underlying loans being hedged were paying off faster than the notional value of the hedge instrument was amortizing. This difference between the notional value of the hedge and the underlying hedged assets is considered an “overhedge” pursuant to SFAS No. 133 guidelines and may constitute ineffectiveness if the difference is other than temporary. The Company determined during 2006 that the difference was other than temporary and, as a result, reclassified a net total of $75,000 of the pretax hedge loss reported in other comprehensive income into earnings during 2006. As of December 31, 2007, the notional value of the hedge was still in excess of the value of the underlying loans being hedged by approximately $1.3 million, but had improved from the $3.3 million difference existing at December 31, 2006. As a result, the Company recorded a pretax hedge gain related to swap ineffectiveness of approximately $66,000 during the December 31, 2007. With the interest rate swap maturing on September 30, 2008, the Company recognized the remaining hedge ineffectiveness gains of $9,000 during 2008. Amounts recognized as hedge ineffectiveness gains or losses are reflected in noninterest income.

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

From the “Gap” report below, the Company is apparently subject to interest rate risk to the extent that its liabilities have the potential to reprice more quickly than its assets within the next year.  At December 31, 2008, the Company had a cumulative 12-month Gap of $20.7 million or 3.4% of total earning assets.  Management believes the Gap analysis shown below is not entirely indicative of the Company’s actual interest rate sensitivity, because certain interest-sensitive liabilities would not reprice to the same degree as interest-sensitive assets. For example, if the prime rate were to change by 50 basis points, the floating rate loans included in the $265.0 million immediately adjustable category would change by the full 50 basis points. Interest bearing checking and savings accounts which are also included in the immediately adjustable column probably would move only a portion of the 50 basis point rate change and, in fact, might not even move at all. The effects of market value risk have been mitigated to some degree by the makeup of the Bank's balance sheet. Loans are generally short-term or are floating-rate instruments. At December 31, 2008, $457.8 million or 91.8% of the loan portfolio matures or reprices within one year, and less than 1.0% of the portfolio matures or reprices in more than 5 years.

Total investment securities including call options and prepayment assumptions, have a combined duration of approximately 1.7 years. More than $505.4 million or 96.1% of interest-bearing liabilities mature or can be repriced within the next 12 months, even though the rate elasticity of deposits with no defined maturities may not necessarily be the same as interest-earning assets.

The following table sets forth the Company's gap, or estimated interest rate sensitivity profile based on ending balances as of December 31, 2008, representing the interval of time before earning assets and interest-bearing liabilities may respond to changes in market rates of interest. Assets and liabilities are categorized by remaining interest rate maturities rather than by principal maturities of obligations.

Maturities and Interest Rate Sensitivity

	December 31, 2008
			After Three	After One
		Next Day But	Months	Year But	After
		Within Three	Within 12	Within Five	Five
(In thousands)	Immediately	Months	Months	Years	Years	Total
Interest Rate Sensitivity Gap:
Loans (1)	$264,978	$116,868	$75,909	$39,193	$1,932	$498,880
Investment securities		25,131	23,413	37,947	6,258	92,749
Interest bearing deposits in other banks		16,500	3,336	595	0	20,431
Federal funds sold and reverse repos						0
Total earning assets	$264,978	$158,499	$102,658	$77,735	$8,190	$612,060
Interest-bearing
transaction accounts	136,612					136,612
Savings accounts	37,586					37,586
Time deposits (2)	7,381	80,106	87,778	9,483	11	184,759
Federal funds purchased/other borrowings	66,545	77,500		11,000		155,045
Junior subordinated debt		11,926				11,926
Total interest-bearing liabilities	$248,124	$169,532	$87,778	$20,483	$11	$525,928

Interest rate sensitivity gap	$16,854	$(11,033)	$14,880	$57,252	$8,179	$86,132
Cumulative gap	$16,854	$5,821	$20,701	$77,963	$86,132
Cumulative gap percentage to
Total earning assets	2.8%	1.0%	3.4%	12.7%	14.1%

(1) Loan balance does not include nonaccrual loans of $51.906 million.
(2) See above for discussion of the impact of floating rate CD’s.

The Company utilizes a vendor-purchased simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on a 100, 200, and 300 basis point rise and a 100, 200, and 300 basis point fall in interest rates ramped over a twelve-month period, with net interest impacts projected out as far as twenty-four months. In addition, a “most likely” scenario is projected based upon expected rate changes over the 24-month period. The model is based on the actual maturity and repricing characteristics of the Company's interest-sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment of certain assets and liabilities. Projected net interest income is calculated assuming customers will reinvest maturing deposit accounts and the Company will originate new loans. The balance sheet growth assumptions utilized correspond closely to the Company's strategic growth plans and annual budget. Excess cash is invested in overnight funds or other short-term investments such as U.S. Treasuries. Cash shortfalls are covered through additional borrowing of overnight or short-term funds. The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at December 31, 2008, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios simulated.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at December 31, 2008 and December 31, 2007 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	December 31, 2008			December 31, 2007
Change in	Estimated MV	Change in MV	Change in MV	Estimated MV	Change in MV	Change in MV
Rates	of Equity	Of Equity $	Of Equity %	of Equity	of Equity $	Of Equity %
+ 200 BP	$78,206	$2,935	3.90%	$105,596	$3,028	2.95%
+ 100 BP	77,483	2,212	2.94%	105,207	2,639	2.57%
0 BP	75,270	0	0.00%	102,568	0	0.00%
- 100 BP	76,528	1,258	1.67%	97,410	(5,158)	-5.03%
- 200 BP	78,732	3,462	4.60%	91,212	(11,356)	-11.07%

Item 8 - Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Income and Comprehensive Income -
Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders' Equity -
Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows -
Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Moss Adams LLP
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors
United Security Bancshares

We have audited the accompanying consolidated balance sheets of United Security Bancshares and Subsidiaries (Company) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Security Bancshares and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16 2009 expressed an unqualified opinion thereon.

As discussed in Note 9 and 15 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and  SFAS No. 157, Fair Value Measurements. As discussed in Note 11 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for uncertainty in Income Taxes.

/s/ Moss Adams LLP

Stockton, California
March 16, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
United Security Bancshares and Subsidiaries

We have audited United Security Bancshares and Subsidiaries (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, United Security Bancshares and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Security Bancshares and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP

Stockton, California
March 16, 2009

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
December 31, 2008 and 2007

	December 31,
(in thousands except shares)	2008	2007
Assets
Cash and due from banks	$19,426	$25,300
Federal funds sold	0	0
Cash and cash equivalents	19,426	25,300
Interest-bearing deposits in other banks	20,431	2,909
Investment securities available for sale (at fair value)	92,749	89,415
Loans and leases	549,976	598,220
Unearned fees	(1,234)	(1,739)
Allowance for credit losses	(15,071)	(10,901)
Net loans	533,671	585,580
Accrued interest receivable	2,394	3,658
Premises and equipment - net	14,285	15,574
Other real estate owned	30,153	6,666
Intangible assets	3,001	4,621
Goodwill	10,417	10,417
Cash surrender value of life insurance	14,460	13,852
Investment in limited partnerships	2,702	3,134
Deferred income taxes	7,138	4,301
Other assets	10,250	6,288
Total assets	$761,077	$771,715

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$149,529	$139,066
Interest bearing	358,957	495,551
Total deposits	508,486	634,617

Federal funds purchased	66,545	10,380
Other borrowings	88,500	21,900
Accrued interest payable	648	1,903
Accounts payable and other liabilities	5,362	7,143
Junior subordinated debt (at fair value)	11,926	13,341
Total liabilities	681,467	689,284
Commitments and Contingent Liabilities	—	—
Shareholders' Equity
Common stock, no par value
20,000,000 shares authorized, 12,010,372 and 11,855,192
issued and outstanding, in 2008 and 2007, respectively	34,811	32,587
Retained earnings	47,722	49,997
Accumulated other comprehensive loss	(2,923)	(153)
Total shareholders' equity	79,610	82,431
Total liabilities and shareholders' equity	$761,077	$771,715

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2008, 2007 and 2006

(in thousands except shares and EPS)	2008	2007	2006
Interest Income
Loans, including fees	$39,669	$52,690	$42,902
Investment securities - AFS – taxable	5,170	3,896	3,254
Investment securities - AFS – nontaxable	68	108	108
Federal funds sold and securities purchased
under agreements to resell	18	191	768
Interest on deposits in other banks	222	271	324
Total interest income	45,147	57,156	47,356
Interest Expense
Interest on deposits	12,088	18,414	12,597
Interest on other borrowed funds	2,850	2,159	1,578
Total interest expense	14,938	20,573	14,175
Net Interest Income Before
Provision for Credit Losses	30,209	36,583	33,181
Provision for Credit Losses	9,598	5,697	880
Net Interest Income	20,611	30,886	32,301
Noninterest Income
Customer service fees	4,656	4,790	3,779
Gain on disposition of securities	24	0	27
Gain on sale of other real estate owned	67	209	50
Gains from life insurance	0	483	482
Gain (loss) on interest swap ineffectiveness	9	66	(75)
Gain on sale of investment	0	0	1,877
Gain on fair value option of financial liability	1,363	2,504	0
(Loss) gain on sale of premises and equipment	(4)	2	1,018
Shared appreciation income	265	42	567
Other	1,963	1,568	1,306
Total noninterest income	8,343	9,664	9,031
Noninterest Expense
Salaries and employee benefits	10,610	10,830	9,915
Occupancy expense	3,954	3,787	2,556
Data processing	279	420	470
Professional fees	1,482	1,811	998
Director fees	262	268	222
Amortization of intangibles	972	1,021	537
Correspondent bank service charges	427	476	204
Impairment loss on other investments	23	17	0
Impairment loss on OREO	887	0	0
Impairment loss on intangible assets	648	0	0
Loss on lease assets held for sale	0	820	0
Loss in equity of limited partnership	432	430	440
Expense on other real estate owned	418	209	2,193
Other	2,885	2,643	2,402
Total noninterest expense	23,279	22,732	19,937
Income Before Provision for Taxes on Income	5,675	17,818	21,395
Provision for Taxes on Income	1,605	6,561	8,035
Net Income	$4,070	$11,257	$13,360
Other comprehensive income, net of tax
Unrealized income (loss) on available for sale securities, interest rate swaps, and unrecognized post-retirement costs - net income
tax (benefit) expense of $(1,845), $758, and $381, respectively	(2,770)	1,137	631
Comprehensive Income	$1,300	$12,394	$13,991
Net Income per common share
Basic	$0.34	$0.93	$1.15
Diluted	$0.34	$0.92	$1.14
Weighted shares on which net income per common share
were based
Basic	12,048,728	12,165,475	11,572,407
Diluted	12,052,150	12,200,920	11,692,705
See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2008

				Accumulated
	Common stock			Other
	Number		Retained	Comprehensive
(in thousands except shares)	of Shares	Amount	Earnings	Income (Loss)	Total

Balance January 1, 2006	11,361,118	$22,084	$38,682	$(1,752)	$59,014

Director/Employee stock options exercised	48,000	335			335
Tax benefit of stock options exercised		218			218
Net changes in unrealized gain
on available for sale securities
(net of income tax expense of $242 )				363	363
Net changes in unrealized gain
on interest rate swaps
(net of income tax expense of $140)				268	268
Adjustment to initially apply SFAS No. 158
(net of income tax benefit of $112)				(169)	(169)
Dividends on common stock ($0.445 per share)			(5,158)		(5,158)
Repurchase and retirement of common shares	(108,005)	(2,437)			(2,437)
Stock-based compensation expense		248			248
Net Income			13,360		13,360

Balance December 31, 2006	11,301,113	20,448	46,884	(1,290)	66,042

Director/Employee stock options exercised	90,000	510			510
Net changes in unrealized gain
on available for sale securities
(net of income tax expense of $605)				909	909
Net changes in unrealized gain
on interest rate swaps
(net of income tax expense of $97)				145	145
Net changes in unrecognized past service
Costs of employee benefit plans
(net of income tax expense of $55)				83	83
Dividends on common stock ($0.50 per share)			(6,001)		(6,001)
Repurchase and retirement of common shares	(512,332)	(10,094)			(10,094)
Issuance of shares for business combination	976,411	21,536			21,536
Stock-based compensation expense		187			187
Cumulative effect of adoption of SFAS No. 159
(net income tax benefit of $613)			(845)		(845)
Cumulative effect of adoption of FIN48			(1,298)		(1,298)
Net Income			11,257		11,257

Balance December 31, 2007	11,855,192	$32,587	$49,997	$(153)	$82,431

Director/Employee stock options exercised	8,000	70			70
Net changes in unrealized gain
on available for sale securities
(net of income tax benefit of $1,910)				(2,865)	(2,865)
Net changes in unrealized gain
on interest rate swaps
(net of income tax expense of $1)				2	2
Net changes in unrecognized past service
Costs of employee benefit plans
(net of income tax expense of $62)				93	93
Dividends on common stock ($0.26 per share)			(3,081)		(3,081)
Common stock dividends	236,181	3,264	(3,264)		0
Repurchase and retirement of common shares	(89,001)	(1,220)			(1,220)
Stock-based compensation expense		110			110
Net Income			4,070		4,070

Balance December 31, 2008	12,010,372	$34,811	$47,722	$(2,923)	$79,610

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Years  December 31, 2008, 2007 and 2006

(in thousands)	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$4,070	$11,257	$13,360
Adjustments to reconcile net income to cash provided
by operating activities:
Provision for credit losses	9,598	5,697	880
Depreciation and amortization	2,751	2,655	1,658
Accretion of investment securities	(123)	(95)	(70)
Gain on disposition of securities	(24)	0	(27)
Gain on sale of stock	0	0	(1,877)
Decrease (increase) in accrued interest receivable	1,263	930	(843)
(Decrease) increase in accrued interest payable	(1,255)	(339)	602
(Decrease) increase in unearned fees	(506)	509	246
Increase (decrease) in income taxes payable	413	150	(245)
Excess tax benefits from stock-based payment arrangements	0	0	(1)
Stock-based compensation expense	110	187	248
Deferred income taxes	(1,028)	248	(382)
(Increase) decrease in accounts payable and accrued liabilities	(427)	(130)	1,290
Impairment loss on other investments	23	17	0
Loss on lease assets held for sale	0	820	0
Gain on sale of other real estate owned	(67)	(209)	(50)
Impairment loss on other real estate owned	887	0	0
Impairment loss on intangible assets	648	0	0
(Gain) loss on swap ineffectiveness	(9)	(66)	75
Gain on fair value option of financial assets	(1,363)	(2,504)	0
Income from life insurance proceeds	0	(483)	(482)
Loss (gain) loss on sale of premises and equipment	4	(2)	(1,018)
(Increase) decrease in surrender value of life insurance	(608)	(184)	88
Loss in limited partnership interest	432	430	440
Net (increase) decrease in other assets	(2,204)	84	2,268
Net cash provided by operating activities	12,585	18,972	16,160
Cash Flows From Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(17,522)	4,984	(237)
Purchases of available-for-sale securities	(44,526)	(33,859)	0
Net (purchase) redemption of FHLB/FRB and other bank stock	(2,118)	103	51
Maturities, calls, and principal payments on available-for-sale securities	36,887	36,833	12,571
Investment in limited partnership	38	0	0
Investment in bank stock	(72)	(372)	0
Proceeds from sale of investment in title company	0	0	149
Premiums paid on life insurance	0	0	(227)
Net decrease (increase) in loans	16,526	(43,454)	(84,795)
Cash and equivalents received in bank acquisitions,
net of assets and liabilities acquired	0	6,373	0
Cash proceeds from sale of correspondent bank stock	0	0	2,607
Cash proceeds from sales of foreclosed leased assets	56	39	1,946
Cash proceeds from sales of other real estate owned	1,710	72	2,487
Capital expenditures for premises and equipment	(363)	(1,200)	(5,880)
Cash proceeds from sales of premises and equipment	0	9	1,520
Net cash used in investing activities	(9,384)	(30,472)	(69,808)
Cash Flows From Financing Activities:
Net (decrease) increase in demand deposit
and savings accounts	(9,068)	(99,787)	12,764
Net (decrease) increase in certificates of deposit	(117,063)	77,677	27,903
Net increase in federal funds purchased	56,165	22,280	0
Net increase in FHLB borrowings	66,600	10,000	0
Redemption of junior subordinated debt	0	(15,923)	0
Proceeds from issuance of junior subordinated debt	0	15,000	0
Director/Employee stock options exercised	70	510	335
Excess tax benefits from stock-based payment arrangements	0	0	1
Repurchase and retirement of common stock	(1,220)	(10,095)	(2,436)
Repayment of ESOP borrowings	0	0	0
Payment of dividends on common stock	(4,559)	(5,930)	(4,881)
Net cash (used in) provided by financing activities	(9,075)	(6,268)	33,686

Net decrease in cash and cash equivalents	(5,874)	(17,768)	(19,962)

Cash and cash equivalents at beginning of year	25,300	43,068	63,030

Cash and cash equivalents at end of year	$19,426	$25,300	$43,068

See notes to consolidated statements

Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

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

On February 16, 2007, the Company completed its merger with Legacy Bank, N.A., located in Campbell, California, with the acquisition of 100 percent of Legacy’s outstanding common shares. At merger, Legacy Bank’s one branch was merged with and into United Security Bank, a wholly owned subsidiary of the Company. The total value of the merger transaction was $21.5 million, and the shareholders of Legacy Bank received merger consideration consisting of 976,411 shares of common stock of the Company. The merger transaction was accounted for as a purchase transaction, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities. The net of assets acquired and liabilities assumed totaled approximately $8.6 million at the date of the merger. Fair value of Legacy assets and liabilities acquired, including resultant goodwill of approximately $8.8 million. (See Note 25 to the Company’s consolidated financial statements contained herein for details of the merger).

During November 2007, the Company purchased the recurring revenue stream and certain fixed assets from ICG Financial, LLC. Additionally, the Company hired all but one of the former employees of ICG Financial, LLC and its subsidiaries. The total purchase price was $414,000 including $378,000 for the recurring revenue stream and $36,000 for the fixed assets. ICG Financial, LLC provided wealth management, employee benefit, insurance and loan products, as well as consulting services for a variety of clients. Now operating as a newly formed department of the Bank, USB Financial Services provides those same services utilizing the employees hired from ICG Financial LLC. The Company believes the wealth management and related services provided by USB Financial Services will enhance the products and services offered by the Company, and increase noninterest income. The capitalized cost of $378,000 for the recurring revenue stream is being amortized over a period of approximately three years, and is tested periodically for impairment. During the fourth quarter of 2008, the Company reviewed the purchased revenue intangible for impairment and determined that the intangible asset was impaired. As a result the Company recorded an impairment loss of approximately $24,000 during the fourth quarter, thus reducing carrying value the intangible asset.

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

Material estimates that are particularly susceptible to significant change, relate to the determination of the allowance for loan losses, determination of goodwill, fair value of junior subordinated debt and certain collateralized mortgage obligations, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.

Significant Accounting Policies - The accounting and reporting policies of the Company conform to generally accepted accounting principles and to prevailing practices within the banking industry.  The following is a summary of significant policies:

a.
Cash and cash equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. At times throughout the year, balances can exceed FDIC insurance limits. Generally, federal funds sold and repurchase agreements are sold for one-day periods. Repurchase agreements are with a registered broker-dealer affiliated with a correspondent bank and work much like federal funds sold, except that the transaction is collateralized by various investment securities. The securities collateralizing such transactions generally consist of U.S. Treasuries, U.S. Government and U.S. Government-sponsored agencies. The Bank did not have any repurchase agreements during 2008 or 2007, or at December 31, 2008 or 2007. All cash and cash equivalents have maturities when purchased of three months or less.

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

Nonrefundable fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances.  The net deferred fees and costs are generally amortized into interest income over the loan term using the interest method.  Other credit-related fees, such as standby letter of credit fees, loan placement fees and annual credit card fees are recognized as noninterest income during the period the related service is performed.

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

e.
Loans held-for-sale - Loans originated and designated as held-for-sale are carried at the lower of cost or estimated fair value, as determined by quoted market prices, in aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. Gains or losses on the sale of such loans are based on the specific identification method. The Company held no loans for sale at December 31, 2008 or 2007.

f.
Premises and Equipment - Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets.  Estimated useful lives are as follows:

Buildings 31Years	Furniture and equipment	3-7 Years

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

h.
Intangible Assets and Goodwill - Intangible assets are comprised of core deposit intangibles, other specific identifiable intangibles, and goodwill acquired in branch acquisitions in which the fair value of the liabilities assumed exceeded the fair value of the assets acquired. Intangible assets and goodwill are reviewed at least annually for impairment . Core deposit intangibles of $2,278,000 and $3,611,000 (net of accumulated amortization and impairment losses of $4,719,000 and accumulated amortization of $3,386,000) at December 31, 2008 and 2007 are amortized over the estimated useful lives of the existing deposit bases (average of 7 years) using a method which approximates the interest method. Other specific identifiable intangibles resulting from the purchase of certain bank branches during 1997, which were non self-sustaining businesses, of $517,000 and $653,000 (net accumulated amortization of $1.4 million and $1.3 million) at December 31, 2008 and 2007 are being amortized using a method which approximates the interest method over a period of 15 years. The identifiable intangible asset resulting from the purchase of the recurring income stream from ICG Financial Services totaled $206,000 at December 31, 2008 (net accumulated amortization of $147,000 and impairment losses of $24,000) and is being amortized over a period of three years.

During the first quarter of 2008, the Company recognized an impairment loss of $623,000 on the core deposit intangible related to the deposits purchased in the Legacy merger consummated during February 2007. During the fourth quarter of 2008, the Company recognized an additional impairment loss of $24,000 on the identifiable intangible asset related to the purchased revenue of ICG Financial Services.

The estimated aggregate amortization expense related to intangible assets for each of the five succeeding years is as follows (in 000’s):

Year	Amortization expense
2009	$749
2010	657
2011	481
2012	349
2013	187
Total	$2,423

Goodwill amounts resulting from the acquisitions of Taft National Bank during April 2004, and Legacy Bank during February 2007 are considered to have an indefinite life and are not amortized. At December 31, 2008 goodwill related to Taft National Bank totaled $1.6 million, and goodwill related to Legacy Bank totaled $8.8 million. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is evaluated annually for impairment. Impairment testing of goodwill is performed during April of each year at a reporting unit level for Taft, and will be performed during March of each year for Legacy. The Company had no impairment adjustments related to goodwill during 2008, 2007, or 2006.

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

m.
Advertising Costs - The Company expenses marketing costs as they are incurred. Advertising expense was $121,000, $113,000, and $105,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

n.
Stock Based Compensation - At December 31, 2008, the Company has a stock-based employee compensation plan, which is described more fully in Note 12. The Company accounts for the stock-based employee compensation plan pursuant to the provisions of Financial Accounting Standards Board (FASB) Statement No. 123 R, “Accounting for Share-Based Payments”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period). Included in salaries and employee benefits for the years ended December 31, 2008, 2007 and 2006 is $110,000, $187,000 and $248,000, respectively, of share-based compensation. The related tax benefit, recorded in the provision for income taxes, was not significant.

o.
Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including other specific intangible assets, and core deposit intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on such evaluation, the Company recognized impairment losses of $623,000 and $24,000 on core deposits intangible assets and the identifiable intangible asset related to the purchased revenue of ICG Financial Services, respectively, during 2008. The Company determined that there was no impairment of long-lived assets 2007 or 2006.

p.
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

q.
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

r.
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

s.
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

t.	New Accounting Standards:

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires entities to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if an entity also early adopts the provisions of SFAS 157. Effective January 1, 2007, the Company elected early adoption of the fair value option to value its junior subordinated debt. The initial impact upon adoption of SFAS No. 159 was to record a $1.3 million loss, reflected as an adjustment to beginning retained earnings at January 1, 2007. Subsequent to adoption, the Company recorded total gains resulting from fair value adjustments on its junior subordinated debt totaling $2.5 million during the year ended December 31, 2007, which are reflected as a component of other noninterest income. (see Note 9).

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 amends SFAS No. 87 and SFAS No. 106. SFAS No. 158 amends previous applicable accounting statements and requires companies to better disclose, among other things, the funded status of benefit plans, and to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions, or No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. SFAS No. 158 is effective for public companies with fiscal years ending after December 15, 2006. The Company adopted SFAS No. 158 effective December 31, 2006, and has made required disclosures since December 31, 2006. As a result, the Company upon adoption at December 31, 2006, recorded $169,000 in accumulated other comprehensive income (net tax of $112,000) for the previously unrecognized cost of post-retirement benefits related to the Company’s Salary Continuation Plan, and had $8,000 in other comprehensive income (net tax of $5,000) for the excess net periodic benefit costs at December 31, 2008 (see Note 13, Employee Benefit Plans).

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

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for and affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS No. 161 as of January 1, 2009 has not had a material impact on the Company’s consolidated financial position or results of operations, as it impacts financial statement disclosure only.

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

In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 06-4 (EITF 06-4), "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions or APB Opinion No. 12, Omnibus Opinion-1967." The provisions of EITF 06-4 become effective on January 1, 2008 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption, or through retrospective application to all prior periods. The Company's split-dollar life insurance benefits are limited to the employee's active service period. Therefore EITF 06-4 did not have a significant impact on the Company’s financial condition or results of operations.

 FASB Staff Position (FSP) No. 157-2. FSP 157-2 delays the effective date of SFAS 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 was effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

FASB Staff Position No. 157-3. On October 10, 2008, the FASB issued FASB Staff Position 157- 3 (“FSP 157-3”) Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 applies to financial assets within the scope of SFAS 157. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In situations in which there is little, if any, market activity for an asset at the measurement date, the fair value measurement objective remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Additionally, in determining fair value for a financial asset, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Broker (or pricing service) quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset. FSP 157-3 was effective for the Company on September 30, 2008. Although FSP 157-3 did not have a significant impact on the Company’s financial statements at December 31, 2008, it did provide additional guidance used in the Company’s evaluation of fair value at December 31, 2008.

On January 12, 2009, the FASB staff issued FASB Staff Position (FSP) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, which eliminated the reference to the “market participant” view of expected cash flows when making impairment determinations for certain beneficial interests in securitized financial instruments. The guidance is intended to reduce complexity and achieve a more consistent determination of whether other-than-temporary impairments of available-for-sale and held-to-maturity debt securities have occurred by aligning the impairment guidance for certain beneficial interests with the impairment guidance for other debt securities. FSP 99-20-1 was effective for the Company for reporting periods ending after December 15, 2008. The Company adopted FSP 99-20-1 effective December 31, 2008 and utilized the revised method, the effects of which are included in the Company’s financial statements at December 31, 2008.

v.	Reclassifications - Certain reclassifications have been made to the 2007 and 2006 financial statements to conform to the classifications used in 2008.

2.	Investment Securities

Following is a comparison of the amortized cost and approximate fair value of investment securities for the years ended December 31, 2008 and December 31, 2007:

(In thousands)		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Carrying
	Cost	Gains	Losses	Amount)
December 31, 2008:
Securities available for sale:
U.S. Government agencies	$43,110	$1,280	$(204)	$44,186
Collateralized mortgage obligations	39,068	189	(4,991)	34,266
Obligations of state and political subdivisions	1,252	28	0	1,280
Other investment securities	13,880	0	(863)	13,017
Total securities available for sale	$97,310	$1,497	$(6,058)	$92,749
December 31, 2007:
Securities available for sale:
U.S. Government agencies	$65,764	$524	$(302)	$65,986
Collateralized mortgage obligations	7,782	44	(4)	7,822
Obligations of state and political subdivisions	2,227	54	0	2,281
Other investment securities	13,752	0	(426)	13,326
Total securities available for sale	$89,525	$622	$(732)	$89,415

Included in other investment securities at December 31, 2008, is a short-term government securities mutual fund totaling $7.2 million, a CRA-qualified mortgage fund totaling $4.9 million, and an overnight money-market mutual fund totaling $880,000. Included in other investment securities at December 31, 2007, is a short-term government securities mutual fund totaling $7.7 million, a CRA-qualified mortgage fund totaling $4.9 million, and an overnight money-market mutual fund totaling $752,000. The commercial asset-backed trust consists of fixed and floating rate commercial and multifamily mortgage loans. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.  Management has determined that no investment security is other than temporarily impaired.  The unrealized losses are due in most part to interest rate changes, as well as credit downgrades in some of the portfolio including three collateralized mortgage obligations. The Company has the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes and credit downgrades to the earlier of the forecasted recovery or the maturity of the underlying investment security. The Company believes that credit downgrades on securities within the portfolio are a result of the severity of the current economic downturn and does not believe the downgrades will result in other-than-temporary impairment of those securities.

The following summarizes temporarily impaired investment securities at December 31, 2008 and 2007:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
	Amount)	Losses	Amount)	Losses	Amount)	Losses
December 31, 2008:
Securities available for sale:
U.S. Government agencies	$6,471	$(204)	$0	$0	$6,471	$(204)
Collateralized mortgage obligations	17,568	(4,991)	0	0	17,568	(4,991)
Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	12,137	(863)	12,137	(863)
Total impaired securities	$24,039	$(5,195)	$12,137	$(863)	$36,176	$(6,058)

December 31, 2007:
Securities available for sale:
U.S. Government agencies	$0	$0	$30,241	$(302)	$30,241	$(302)
Collateralized mortgage obligations	4,129	(4)	0	0	4,129	(4)
Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	12,574	(426)	12,574	(426)
Total impaired securities	$4,129	$(4)	$42,815	$(728)	$46,944	$(732)

Temporarily impaired securities at December 31, 2008 are comprised of four (4) collateralized mortgage obligations, seven (7) U.S. government agency securities, and two (2) other investment securities, with a total weighted average life of 3.1 years.

Temporarily impaired securities at December 31, 2007 are comprised of nine (9) U.S. government agency securities, one U.S. agency collateralized mortgage obligation, and two other investment securities, with a total weighted average life of 1.0 years.

There were gross realized gains on sales of available-for-sale securities totaling $24,000, and $27,000 during the years ended December 31, 2008, and 2006, respectively. There were no gross realized gains or losses on available-for-sale securities during the year ended December 31, 2007. There were no gross realized losses on available-for-sale securities during the year ended December 31, 2008 or 2006.

The amortized cost and fair value of securities available for sale at December 31, 2008, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	December 31, 2008
	Amortized	Fair Value
(In thousands)	Cost	(Carrying Amount)
Due in one year or less	$14,577	$13,717
Due after one year through five years	3,866	3,994
Due after five years through ten years	9,148	9,529
Due after ten years	30,652	31,243
Collateralized mortgage obligations	39,067	34,266
	$97,310	$92,749

At December 31, 2008 and 2007, available-for-sale securities with an amortized cost of approximately $81.4 million and $71.0 million (fair value of $79.6 million and $71.3 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

The Company had no held-to-maturity or trading securities at December 31, 2008 or 2007.

3. Loans

Loans are comprised of the following:

	December 31,
(In thousands)	2008	2007
Commercial and industrial	$223,581	$204,385
Real estate – mortgage	126,689	142,565
Real estate – construction	119,884	178,296
Agricultural	52,020	46,055
Installment	20,782	18,171
Lease financing	7,020	8,748
Total Loans	$549,976	$598,220

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 40.7% of total loans at December 31, 2008 and have a high degree of industry diversification. A substantial portion of the commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 23.0% of total loans at December 31, 2008, are secured by trust deeds on primarily commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

Real estate construction loans, representing 21.7% of total loans at December 31, 2008, consist of loans to residential contractors, which are secured by single-family residential properties. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions.

Agricultural loans represent 9.5% of total loans at December 31, 2008 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Lease financing loans, representing 1.3% of total loans at December 31, 2008, consist of loans to small businesses, which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

Occasionally, shared appreciation agreements are made between the Company and the borrower on certain construction loans where the Company agrees to receive interest on the loan at maturity rather than monthly and the borrower agrees to share in the profits of the project. Due to the difficulty in calculating future values, shared appreciation income is recognized when received. The Company does not participate in a significant number of shared appreciation projects. Shared appreciation income totaled $265,000, $42,000, and $567,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Loans over 90 days past due and still accruing totaled $680,000 and $189,000 at December 31, 2008 and December 31, 2007, respectively. Nonaccrual loans totaled $51.1 million and $21.6 million at December 31, 2008 and 2007, respectively. There were remaining undisbursed commitments to extend credit on nonaccrual loans of $1.6 million and $12,000 at December 31, 2008 and December 31, 2007, respectively. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2008 in accordance with their original terms is approximately $3.7 million. There was no interest income recorded on such loans during the year ended December 31, 2008 and 2007. The interest income recorded on such loans during 2006 totaled $65,000.

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

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

	December 31,
(In thousands)	2008	2007
Aggregate amount outstanding, beginning of year	$7,436	$1,605
New loans or advances during year	13,667	9,734
Repayments during year	(3,242)	(3,903)
Aggregate amount outstanding, end of year	$17,861	$7,436
Loan commitments	$8,380	$6,799

An analysis of changes in the allowance for credit losses is as follows:

	Years Ended December 31,
(In thousands)	2008	2007	2006
Balance, beginning of year	$10,901	$8,365	$7,748
Provision charged to operations	9,598	5,697	880
Losses charged to allowance	(5,545)	(4,493)	(502)
Recoveries on loans previously charged off	117	64	239
Reserve acquired in merger	0	1,268	—
Balance at end-of-period	$15,071	$10,901	$8,365

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

At December 31, 2008 and 2007, the Company's recorded investment in loans for which impairment has been recognized totaled $54.4 million and $20.6 million, respectively. Included in total impaired loans at December 31, 2008 are $31.0 million of impaired loans for which the related specific allowance is $8.5 million, as well as $23.4 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. At December 31, 2007, total impaired loans included $10.7 million for which the related specific allowance is $4.5 million, as well as $9.9 million of impaired loans that as a result of write-downs to the fair value of the collateral did not have a specific allowance. The average recorded investment in impaired loans was $37.1 million, $15.9 million, and $10.1 million for the years ended December 31, 2008, 2007, and 2006, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms for a reasonable period of time, income is recognized under the accrual method. For the year ended December 31, 2008 and 2007, the Company recognized no income on impaired loans. For the year ended December 31, 2006, the Company recognized income of $65,000 on such loans.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2008 and 2007 these financial instruments include commitments to extend credit of $112.3 million and $196.3 million, respectively, and standby letters of credit of $7.1 million and $6.7 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

The Company had a lease portfolio totaling $7.0 million and $8.7 million at December 31, 2008 and December 31, 2007, respectively. The lease portfolio is included as a component of total loans. Leases, like other types of loans, may become nonperforming at which time they are foreclosed upon and the remaining lease assets, including equipment and furniture, are transferred to lease assets held for sale which is included in other assets. Valuation adjustments, if required, at the time of foreclosure are charged to the allowance for loan losses. The Company discontinued making new leases during the first quarter of 2007, and since that time the balances in the lease portfolio have declined. The Company previously utilized a third-party broker to aid in the collection and ultimate disposition of lease assets held for sale. During the third quarter of 2007, the Company determined that the third-party broker no longer wished to continue collection and disposition efforts for the Company due to the Company’s exit strategy from the leasing business. During the fourth quarter of 2007, the Company increased its efforts to dispose of existing lease assets held through foreclosure, while during the same period, additional lease assets were being foreclosed upon due to general declines in the economy. As a result, the Company reviewed the collectability of values recorded for lease assets held for sale during the fourth quarter of 2007 and charged-off $820,000 of the lease assets held for sale. The expense is recorded as a component of noninterest expense for the year ended December 31, 2007. At December 31, 2008, the balance of lease assets held for sale was approximately $6,000. The Company did not recognize any impairment on such assets during 2008.

5.	Premises and Equipment

The components of premises and equipment are as follows:

	December 31,
(In thousands)	2008	2007
Land	$968	$968
Buildings and improvements	14,212	14,160
Furniture and equipment	9,045	8,776
	24,225	23,904

Less accumulated depreciation and amortization	(9,940)	(8,330)
Total premises and equipment	$14,285	$15,574

During February 2007, the Company purchased Legacy Bank, N.A. in Campbell, California which included net fixed assets totaling $729,000. Included in this amount were buildings and improvements of $631,000, furniture and equipment of $713,000, and accumulated depreciation of $615,000. The Company determined that the net carrying value of Legacy fixed assets reasonably approximated fair value, and therefore did not make any additional fair value adjustments pursuant to purchase accounting guidelines.

Total depreciation expense on Company premises and equipment totaled $1.7 million, $1.6 million, and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in occupancy expense in the accompanying consolidated statements of income.

6.	Investment in Limited Partnership

The Bank owns limited interests in a private limited partnerships that acquire affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended. The Bank's limited partnership investment is accounted for under the equity method. The Bank's noninterest expense associated with the utilization and expiration of these tax credits for the year ended December 31, 2008, 2007 and 2006 was $432,000, $430,000, and $440,000, respectively. The limited partnership investments are expected to generate remaining tax credits of approximately $2.6 million over the life of the investment. The tax credits expire between 2009 and 2014. Tax credits utilized for income tax purposes for the years ended December 31, 2008, 2007, and 2006 totaled $519,000, $545,000, and $547,000, respectively.

7.	Deposits

Deposits include the following:

	December 31,
(In thousands)	2008	2007
Noninterest-bearing deposits	$149,529	$139,066
Interest-bearing deposits:
NOW and money market accounts	136,612	153,717
Savings accounts	37,586	40,012
Time deposits:
Under $100,000	66,128	52,297
$100,000 and over	118,631	249,525
Total interest-bearing deposits	358,957	495,551
Total deposits	$508,486	$634,617

At December 31, 2008, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands
One year or less	$172,726
More than one year, but less than or equal to two years	9,037
More than two years, but less than or equal to three years	2,191
More than three years, but less than or equal to four years	144
More than four years, but less than or equal to five years	650
More than five years	11
$184,759

The Company may utilize brokered deposits as an additional source of funding. At December 31, 2008 and 2007, the Company held brokered time deposits totaling $93.4 million and $139.3 million, with average rates of 2.59% and 4.93%, respectively. Of this balance at December 31, 2008, $68.9 million is included in time deposits of $100,000 or more, and the remaining $24.5 million is included in time deposits of less than $100,000. Included in brokered time deposits at December 31, 2008 are balances totaling $47.1 million maturing in three months or less, $43.7 million maturing in three to six months, $1.6 million maturing in 6 to twelve months, and $850,000 maturing in more than one year.

Deposit balances representing overdrafts reclassified as loan balances totaled $332,000 and $565,000 as of December 31, 2008 and 2007, respectively.

Deposits of directors, officers and other related parties to the Bank totaled $5.0 million and $5.9 million at December 31, 2008 and 2007, respectively. The rates paid on these deposits were those customarily paid to the Bank's customers in the normal course of business.

8.	Short-term Borrowings/Other Borrowings

At December 31, 2008, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $242.7 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $97.1 million. At December 31, 2008, the Company had total outstanding balances of $155.0 million in borrowings, including $66.5 million in federal funds purchased from the Federal Reserve Discount Window at an average rate of 0.50%, and $88.5 million drawn against its FHLB lines of credit. Of the $88.5 million in FHLB borrowings outstanding at December 31, 2008, $77.5 million will mature in three months or less with an average rate of 1.1%, and the other $11.0 million consists of a two-year FHLB advance at a fixed rate of 2.67%, and a maturity date of February 11, 2010. The weighted average cost of borrowings for the year ended December 31, 2008 was 2.32%. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB and certain qualifying mortgage loans. As of December 31, 2008, $59.2 million in real estate-secured loans, $55.8 million in investment securities, and $16.4 million in interest-bearing deposits at FHLB, were pledged as collateral for FHLB advances. Additionally, $268.3 million in real estate-secured loans were pledged at December 31, 2008 as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $211.2 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

The Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $386.7 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $22.0 million at December 31, 2007. At December 31, 2007, the Company had total outstanding balances of $32.3 million in borrowings, including $10.4 million in federal funds purchased from correspondent banks at an average rate of 4.2%, and $21.9 million drawn against its FHLB lines of credit.

9.	Fair Value – Adoption of SFAS No. 159

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

The Company believes its adoption of SFAS No. 159 will have a positive impact on its ability to better manage the balance sheet and interest rate risks associated with this liability while potentially benefiting the net interest margin, net interest income, net income and earnings per common share in future periods. Specifically, the Company believes the election of fair value accounting for the junior subordinated debentures better reflects the true economic value of the debt instrument on the balance sheet, although valuations have become more subjective during 2008 and thus susceptible to significant changes as the result of relatively illiquid credit markets. The Company’s junior subordinated debentures were issued in 2001 when the Trust Preferred Securities market was new and less liquid than today. As a result, subordinated debentures are available in the market at narrower spreads and lower issuing costs. With a higher-than-market spread to LIBOR, and remaining capitalized issuance costs of more than $400,000 on the balance sheet, the Company’s cost-basis of the subordinated debentures recorded on the balance sheet does not properly reflect the true opportunity costs to the Company.

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

The following table summarizes the effects of the adoption of SFAS No. 159 at the adoption date, December 31, 2007, and December 31, 2008 (in 000’s) on the Company’s junior subordinated debentures. Changes in fair value (FV) for periods subsequent to adoption are recorded in current earnings. The pretax change in fair value for the years ended December 31, 2008 and December 31, 2007 totaled $1.4 million and $2.5 million, respectively, and is included as a gain in other noninterest income.

Balance of junior subordinated debentures at December 31, 2006	$15,464
Adjustments upon adoption:
Combine accrued interest 1/1/07	613
Total carrying value 1/1/07	16,077
FV adjustment upon adoption of SFAS No. 159	1,053
Total FV of junior subordinated debentures at adoption - January 1, 2007	$17,130

Total FV of junior subordinated debentures at December 31, 2007	$13,341
FV adjustment during 2008	(1,363)
Change in accrued interest during 2008	(52)
Total FV of junior subordinated debentures at December 31, 2008	$11,926

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

As with the previous junior subordinated securities issued under USB Capital Trust I, the Company elected the fair value measurement option for all the Company’s new junior subordinated debentures issued under USB Capital Trust II. During the year ended December 31, 2007, the Company recorded pre-tax gains of $2.5 million pursuant to SFAS No. 159 as measured under fair value measurement guidelines of SFAS No. 157. The initial gain of $2.1 million realized on USB Capital Trust II during the third quarter resulted from an overall deterioration of the credit markets during the third quarter of 2007 which increased pricing spreads from base rates on similar debt instruments. The Company recorded an additional gain on the junior subordinated debt of $270,000 during the fourth quarter of 2007 bring the year-to-date gain on the junior subordinated debt issued by USB Capital Trust II to $2.4 million.

 During each quarter for the year ended December 31, 2008 the Company performed a fair value measurement analysis on its junior subordinated debt pursuant to SFAS No. 157 using a valuation model approach that had been utilized in previous periods because of the absences of quoted market prices. Because the trust preferred markets became effectively inactive during the first quarter of 2008 due to increasing credit concerns in the capital markets, management used unobservable pricing spreads to 3-month LIBOR in the fair value determination of its junior subordinated debt. Management utilized a similar market spread from 3-month LIBOR to that used for the fourth quarter of 2007 when observable data were more available.  Management believes this market spread remained indicative of those used by market participants throughout 2008, although for purposes of the fair value analysis performed for September 30, 2008 and December 31, 2008, that spread was increased by 20 basis points. The Company believes that when financial markets again normalize, market credit spreads will be slightly higher than they were prior to 2007, although it is difficult to determine by how much at this time.

The fair value calculation performed at December 31, 2008 resulted in a pretax gain adjustment of $899,000 for the quarter ended December 31, 2008, and a cumulative pretax gain adjustment $1.4 million for the year ended December 31, 2008. The cumulative gain adjustment made during the fourth quarter of 2008 is primarily the result of a 261 basis point decline in the 3-month LIBOR base rate between September 30, 2008 and December 31, 2008. At December 31, 2008, the total cumulative fair value gain recorded on the balance sheet for was $3.7 million. Fair value gains and losses subsequent to initial adoption of SFAS No. 159 are reflected as a component of noninterest income.

11.	Taxes on Income

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2008	2007
Deferred tax assets:
Credit losses not currently deductible	$6,088	$4,646
State franchise tax	355	525
Deferred compensation	1,430	1,249
Net operating losses	1,147	1,830
Startup/organizational costs	0	113
Depreciation	103	—
Accrued reserves	93	133
Write-down on other real estate owned	379	15
Capitalized OREO expenses	349	0
Unrealized gain on interest rate swap	0	39
Unrealized loss on AFS securities	1,954	44
Amortization of premium on time deposits	28	46
Other	76	95
Total deferred tax assets	12,002	8,735
Deferred tax liabilities:
Depreciation	—	(24)
FHLB dividend	(243)	(204)
Loss on limited partnership investment	(1,814)	(1,590)
Amortization of core deposit intangible	(734)	(1,249)
Deferred gain SFAS No. 159 – fair value option	(1,538)	(998)
Fair value adjustments for purchase accounting	(120)	—
Prepaid expenses	(415)	(369)
Total deferred tax liabilities	(4,864)	(4,434)
Net deferred tax assets	$7,138	$4,301

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. The Company has concluded that it is more likely than not that the deferred tax assets will be recognized in the normal course of business, therefore no valuation allowance is considered necessary at December 31, 2008 and 2007.

Taxes on income for the years ended December 31, consist of the following:

(In thousands)
	Federal	State	Total
2008:
Current	$1,461	$1,172	$2,633
Deferred	(400)	(628)	(1,028)
	$1,061	$544	$1,605
2007:
Current	$3,640	$1,507	$5,147
Deferred	1,091	323	1,414
	$4,731	$1,830	$6,561
2006:
Current	$6,284	$2,133	$8,417
Deferred	(390)	8	(382)
	$5,894	$2,141	$8,035

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2008	2007	2006
Statutory federal income tax rate	34.0%	35.0%	35.0%
State franchise tax, net of federal income tax benefit	7.1	7.0	7.0
Tax exempt interest income	(0.4)	(0.2)	(0.2)
Low Income Housing – federal credits	(9.3)	(3.1)	(2.6)
Other	(3.1)	(1.9)	(1.4)
	28.3%	36.8%	37.8%

At December 31, 2008 the Company has remaining federal net operating loss carry-forwards totaling $2.3 million which expire between 2023 and 2027, and remaining state net operating loss carry-forwards totaling $5.3 million which expire between 2015 and 2019.

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

The Company and a subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. The Company is not currently aware of any tax jurisdictions where the Company or any subsidiary is subject examination by state or local taxing authorities before 2001, or by federal taxing authorities before 2005. The Internal Revenue Service (IRS) has not examined the Company’s or any subsidiaries federal tax returns since before 2001, and the Company currently is not aware of any examination planned or contemplated by the IRS. The California Franchise Tax Board (FTB) concluded an audit of the Company’s 2004 state tax return during the fourth quarter of 2007, resulting in a disallowance of approximately $19,000 related to Enterprise Zone loan interest deductions taken during 2004. The $19,000 was recorded as a component of tax expense for the year ended December 31, 2007.

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

The Company reviewed its REIT tax position as of January 1, 2007 (adoption date) and again during subsequent quarter during 2007 in light of the adoption of FIN48. The Bank, with guidance from advisors believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined in FIN48) that the Bank will prevail in its case with the FTB. As a result of the implementation of FIN48, the Company recognized approximately a $1.3 million increase in the liability for unrecognized tax benefits (included in other liabilities), which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The adjustment provided at adoption included penalties proposed by the FTB of $181,000 and interest totaling $210,000. During both the years ended December 31, 2008 and 2007, the Company recorded annually an additional $87,000 in interest liability pursuant to the provisions of FIN48. The Company had approximately $566,000 accrued for the payment of interest and penalties at December 31, 2008. Subsequent to the initial adoption of FIN48, it is the Company’s policy to recognize interest expense related to unrecognized tax benefits, and penalties, as a component tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in 000’s):

Balance at January 1, 2008	$1,385
Additions for tax provisions of prior years	87
Balance at December 31, 2008	$1,472

12.	Stock Options and Stock Based Compensation

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

The number of shares granted remaining under the 1995 Plan was 16,322 shares (14,282 exercisable) as of December 31, 2008. Under the 2005 Plan, 159,646 shares granted shares remain (146,385 incentive stock options and 13,261 nonqualified stock options) as of December 31, 2008, of which 75,895 are vested.

Options outstanding, exercisable, exercised and forfeited are as follows:

		Weighted		Weighted
	2005	Average	1995	Average
	Plan	Exercise Price	Plan	Exercise Price
Options outstanding January 1, 2006	70,000	$14.47	172,000	$7.11
Granted during the year	103,500	$18.91	—	—
Exercised during the year	(2,000)	$12.65	(46,000)	$6.73
Options outstanding December 31, 2006	171,500	$17.05	126,000	$7.25
Granted during the year	5,000	$20.24	—	—
Exercised during the year	—	—	(90,000)	$5.67
Options outstanding December 31, 2007	176,500	$17.14	36,000	$11.21
Granted during the year	—	—	—	—
Exercised during the year	—	—	(8,000)	$8.75
Forfeited during the year	(20,000)	$22.54	(12,000)	$11.53
Effects of common stock dividend	3,145	$(0.31)	322	$(0.25)
Options outstanding December 31, 2008	159,645	$16.13	16,322	$11.96
Included in total outstanding options at December 31, 2008, are 14,282 exercisable shares under the 1995 plan, at a weighted average price of $11.96, and 75,895 exercisable shares under the 2005 plan, at a weighted average price of $15.72. Included in total outstanding options at December 31, 2007, are 24,000 exercisable shares under the 1995 plan, at a weighted average price of $10.74, and 46,700 exercisable shares under the 2005 plan, at a weighted average price of $16.34. Included in total outstanding options at December 31, 2006, are 108,000 exercisable shares under the 1995 plan, at a weighted average price of $6.43, and 12,000 exercisable shares under the 2005 plan, at a weighted average price of $14.44.

Additional information regarding options as of December 31, 2008 is as follows:

Options Outstanding			Options Exercisable
		Weighted Avg
Range of	Number	Remaining	Weighted Avg	Number	Weighted Avg
Exercise Prices	Outstanding	Contract Life (yrs)	Exercise Price	Exercisable	Exercise Price
$11.96 to $12.40	24,482	6.3	$12.11	18,362	$12.06
$14.15 to $17.74	120,372	6.8	$15.41	60,390	$18.61
$18.99 to $22.09	31,113	7.4	$19.89	11,425	$19.90
Total	175,967			90,177

Included in salaries and employee benefits for the years ended December 31, 2008, 2007 and 2006 is $110,000, $187,000 and $248,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to either year.

As of December 31, 2008, 2007 and 2006, there was $81,000, $223,500 and $388,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.0 years. The Company received $70,000, $510,000 and $335,000 in cash proceeds on options exercised during the years ended December 31, 2008, 2007 and 2006, respectively. No tax benefits were realized on stock options exercised during the years ended December 31, 2008 and 2007, because all options exercised during the period were incentive stock options. Tax benefits realized on options exercised during the year ended December 31, 2006 totaled $218,000.

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
Weighted average grant-date fair value of stock options granted	n/a	$4.51
Total fair value of stock options vested	$173,393	$167,028
Total intrinsic value of stock options exercised	$55,000	$1,517,000

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

For options valued in accordance with FAS 123R, the Bank expenses the fair value of the option on a straight-line basis over the vesting period for each separately vesting portion of the award. The Bank estimates forfeitures and only recognizes expense for those shares expected to vest. Based upon historical evidence, the Company has determined that because options are granted to a limited number of key employees rather than a broad segment of the employee base, expected forfeitures, if any, are not material.

	Year Ended
	December 31, 2008	December 31, 2007
Risk Free Interest Rate	—	4.53%
Expected Dividend Yield	—	2.47%
Expected Life in Years	—	6.50 Years
Expected Price Volatility	—	20.63%

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

ESOP compensation expense totaled $264,000, $501,000, and $409,000 for the years ended December 31, 2008, 2007, and 2006 respectively.

Allocated, committed-to-be-released, and unallocated ESOP shares as of December 31, 2008, 2007 and 2006 were as follows (shares adjusted for 2-for-1 stock split of May 2006):

	2008	2007	2006
Allocated	421,049	402,988	375,639
Committed-to-be-released	0	0	0
Unallocated	0	0	0
Total ESOP shares	421,049	402,988	375,639
Fair value of unreleased shares	N/A	N/A	N/A

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code.  All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire.  Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors.  Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 5% of the employees’ eligible annual compensation. Company contributions are subject to certain vesting requirements over a period of six years. Contributions made by the Company are invested in Company stock.  During 2008, 2007 and 2006, the Company contributed a total of $137,000, $286,000, and $242,000, respectively, to the Deferral Plan.

Salary Continuation Plan

The Company has an unfunded, non-qualified Salary Continuation Plan for senior executive officers and certain other key officers of the Company, which provides additional compensation benefits upon retirement for a period of 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 to 15 years. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the Plan. The Company’s current benefit liability is determined based upon vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for high-quality investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which averages approximately 20 years. At December 31, 2008 and 2007, $3.3 million and $3.0 million, respectively, had been accrued to date, based on a discounted cash flow using an average discount rate of 6.10% and 6.40%, respectively, and is included in other liabilities. In connection with the implementation of the Salary Continuation Plans, the Company purchased single premium universal life insurance policies on the life of each of the key employees covered under the Plan. The Company is the owner and beneficiary of these insurance policies. The cash surrender value of the policies was $3.8 million and $3.7 million December 31, 2008 and 2007, respectively. Although the Plan is unfunded, the Company intends to utilize the proceeds of such policies to settle the Plan obligations. Under Internal Revenue Service regulations, the life insurance policies are the property of the Company and are available to satisfy the Company's general creditors.

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

As of December 31, 2008 and 2007, the Company had approximately $13,000 in excess net periodic benefit costs and $142,000  in unrecognized net periodic benefit costs, respectively, arising from changes in interest rates used in calculating the current post-retirement liability required under the plan. This amount represents the difference between the plan liabilities calculated under net present value calculations, and the net plan liabilities actually recorded on the Company’s books at December 31, 2008 and 2007. Pursuant to the adoption of SFAS No. 158, the Company recorded $169,000 (net of tax of $112,000), as a component of other comprehensive income at December 31, 2006. The average remaining life of the service terms of the Salary Continuation contracts to which the unrecognized service costs related at the time of adoption, was approximately two years. During the year ended December 31, 2008, approximately $142,000 of the unrecognized prior service cost was recognized in earnings as additional salary expense, reflected as an adjustment to accumulated other comprehensive income.

Salary continuation expense is included in salaries and benefits expense, and totaled $551,000, $504,000, and $448,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Officer Supplemental Life Insurance Plan

During 2004, the Company purchased single premium Bank-owned life insurance policies (BOLI) on certain officers with a portion of the death benefits available to the officers’ beneficiaries. The single premium paid at policy commencement of the BOLI in 2004 totaled $9.0 million. Additional BOLI policies totaling $227,000 and $579,000 were purchased during 2006 and 2005, respectively. The BOLI’s initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The cash surrender value of these insurance policies totaled $10.6 million and $10.2 million at December 31, 2008 and December 31, 2007, and is included on the consolidated balance sheet in cash surrender value of life insurance. Income on these policies, net of expense, totaled approximately $249,000, $408,000, and $400,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

14.	Commitments and Contingent Liabilities

Lease Commitments: The Company leases land and premises for its branch banking offices and administration facilities. The initial terms of these leases expire at various dates through 2019. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. The total expense on land and premises leased under operating leases was $864,000, $877,000, and $407,000 during 2008, 2007, and 2006, respectively. Total rent expense for the years ended December 31, 2008 and 2007 included approximately $27,000 and $165,000, respectively, related to adjustments made under SFAS No. 13, “Accounting for Leases”.

During the fourth quarter of 2007 the Company reviewed accounting methods for recording rent expense under operating leases pursuant to SFAS No. 13 “Accounting for Leases”. The Company had previously recognized periodic rent expense as those contractual rent payments became payable to the lessor, rather than on a straight-line basis throughout the life of the lease. The difference in methodology was not previously considered material, but as the Company has grown, it was determined that adjustments should be made to properly comply with SFAS No. 13. The expense adjustment to record the difference between the contractual rental payment amounts and straight-line expense over the lease terms as applicable under SFAS No. 13 totaled $165,000 ($95,000 net of tax, and less than $0.01 per share) and was recorded as a liability as of December 31, 2007. Adjustments made pursuant to SAFS No. 13 during 2008 increased the liability to $191,000 at December 31, 2008. This timing difference will reverse beginning in 2009 and will decline over the remaining term of the Company’s leases through 2019.

Future minimum rental commitments under existing non-cancelable leases as of December 31, 2008 are as follows:

(In thousands):
2009	$759
2010	713
2011	389
2012	392
2013	397
Thereafter	1,007
$3,657

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

	Contractual amount – December 31,
(in thousands)	2008	2007
Commitments to extend credit	$112,278	$196,258
Standby letters of credit	7,119	6,726

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and have terms from less than one month to approximately 2.5 years. At December 31, 2008, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $7.1 million.

15.	Fair Value Measurements and Disclosure

The following summary disclosures are made in accordance with the provisions of Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” which requires the disclosure of fair value information about both on- and off- balance sheet financial instruments where it is practicable to estimate that value.

	December 31, 2008		December 31, 2007
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$19,426	$19,426	$25,300	$25,300
Interest-bearing deposits	20,431	20,490	2,909	2,918
Investment securities	92,749	92,749	89,415	89,415
Loans, net	548,742	539,540	596,481	594,054
Bank-owned life insurance	14,460	14,460	13,852	13,852
Investment in bank stock	121	121	372	372
Interest rate swap contracts	0	0	(12)	(12)
Financial Liabilities:
Deposits	508,486	507,847	634,617	633,408
Borrowings	155,045	154,689	32,280	32,162
Junior Subordinated Debt	11,926	11,926	13,341	13,341
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis during the year ended December 31, 2008 (in 000’s):

	December 31,	Quoted Prices in Active Mar- kets for Identi- cal Assets	Significant Other Observ- able Inputs	Significant Un- observable In- puts
Description of Assets	2008	(Level 1)	(Level 2)	(Level 3)
AFS securities	$92,749	$13,017	$66,932	$12,800
Investment in bank stock	121	121
Purchased intangible asset (1)	206			$206
Impaired loans	22,452		4,602	$17,850
Core deposit intangible (1)	1,283			$1,283
Total	$116,811	$13,138	$71,534	$32,139
(1) Nonrecurring items

	December 31,	Quoted Prices in Active Mar- kets for Identi- cal Assets	Significant Other Observ- able Inputs	Significant Un- observable In- puts
Description of Liabilities	2008	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	$11,926			$11,926
Total	$11,926	$0	$0	$11,926

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2007 (in 000’s):

	December	Quoted Prices in Active Mar- kets for Identical Assets	Significant Other Observ- able Inputs	Significant Un- observable In- puts
Description of Assets	31, 2007	(Level 1)	(Level 2)	(Level 3)
AFS Securities	$89,415	$13,326	$76,089
Interest Rate Swap	(12)		$(12)
Impaired Loans (non-recurring)	6,298		4,185	$2,113
Total	$95,701	$13,326	$80,262	$2,113

	December	Quoted Prices in Active Mar- kets for Identical Assets	Significant Other Observ- able Inputs	Significant Un- observable In- puts
Description of Liabilities	31, 2007	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	$13,341		$13,341
Total	$13,341	$0	$13,341	$0

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis during the year ended December 31, 2007 (in 000’s):

	(in 000’s) Dec 31,	Quoted Prices in Active Mar- kets for Identi- cal Assets	Significant Other Observ- able Inputs	Significant Un- observable In- puts
Description of Assets	2007	(Level 1)	(Level 2)	(Level 3)
Business combination:
Securities – AFS	$7,414	$7,414
Loans, net allowance for losses	62,426			$62,426
Premises and Equipment	729			729
Goodwill	8,790			8,790
Other assets	6,928			6,928
Total assets	$86,287	$7,414	$0	$78,873

	(in 000's)	Quoted Prices in Active Mar- kets for Identi- cal Assets	Significant Other Observ- able Inputs	Significant Un- observable In- puts
Description of Liabilities	Dec 31, 2007	(Level 1)	(Level 2)	(Level 3)
Business combination:
Deposits (net CDI)	$66,600			$66,600
Other liabilities	286			286
Total liabilities	$66,886	$0	$0	$66,886

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

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on both a recurring (impaired loans) and nonrecurring (business combination) basis during the period (in 000’s):

	12/31/08	12/31/08	12/31/08	12/31/07	12/31/07
	Impaired loans	CMO’s	Intangi- ble assets	Impaired loans	Business Combina- tions
Reconciliation of Assets:
Beginning balance	$2,211	$0	$0	$1,521	$0
Total gains or (losses) included in earnings (or changes in net assets)	(386)	(4,951)	(648)	(203)	9,910
Transfers in and/or out of Level 3	16,025	17,751	2,137	893	68,748
Ending balance	$17,850	$12,800	$1,489	$2,211	$78,658

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(3,168)	$(4,951)	$(648)	$(203)	$9,910

	12/31/2008	12/31/2007
	Junior Subordinated Debt	Business Combinations
Reconciliation of Liabilities:
Beginning balance	$0	$0
Total gains included in earnings (or changes in net assets)	(1,363)	(3,215)
Transfers in and/or out of Level 3	13,289	69,600
Ending balance	$11,926	$66,385

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(1,363)	$(3,215)

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

Investments – Available for sale securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data is not available for the last 30 days, a level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level-2 pricing may include using a spread forward from the last observable trade or may use a proxy bond like a TBA mortgage to come up with a price for the security being valued. Changes in fair market value are recorded in other comprehensive income as the securities are available for sale. At December 31, 2008, the Company held three private-label collateralized mortgage obligations (CMO’s) with an amortized cost of $17.6 million and carrying value of $12.8 million. Fair value of these securities (as well as review for other-than-temporary impairment) was performed by a third-party securities broker specializing in CMO’s. Fair value was based upon estimated cash flows which included assumptions about future prepayments, default rates, and the impact of credit risk on this type of investment security. Although the pricing of the CMO’s has certain aspects of Level 2 pricing, many of the pricing inputs are based upon assumptions of future economic trends and as a result the Company considers this to be Level 3 pricing.

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

Impaired Loans - Fair value measurements for impaired loans are performed pursuant to SFAS No. 114, and are based upon either collateral values supported by appraisals, or observed market prices. The change in fair value of impaired assets that were valued based upon level three inputs was approximately $338,000 and $690,000 for the years ended December 31, 2008 and 2007, respectively. This loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the loan loss reserve. Such adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for credit losses recorded in current earnings.

Bank-owned Life Insurance – Fair values of life insurance policies owned by the Company approximate the insurance contract’s cash surrender value.

Investments in Bank Stock – Investment in Bank equity securities is classified as available for sale and is valued based upon open-market price quotes obtained from an active stock exchange. Changes in fair market value are recorded in other comprehensive income.

Interest Rate Swaps - The Company records interest rate swap contracts at fair value on the balance sheet. The fair value of interest rate swap contracts is based on the discounted net present value of the swap using third party dealer quotes.

Deposits – In accordance with SFAS No. 107, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at December 31, 2008 and 2007 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed by SFAS No. 107. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Borrowings - Borrowings consist of federal funds sold, securities sold under agreements to repurchase, and other short-term borrowings. Fair values of borrowings were estimated using the rates currently offered for borrowings with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a valuation discounted cash flows model utilizing observable market rates and credit characteristics for similar instruments. In its analysis, the Company used characteristics that distinguish market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the year ended December 31, 2008, management utilized a similar market spread from 3-month LIBOR to that used for the fourth quarter of 2007 when observable data were more available.  The Company believes this adjustment is significant enough to the fair value determination of the junior subordinated debt as to make them Level 3 inputs as of March 31, 2008, June 30, 2008, September 30, 2008, and December 31, 2008. The junior subordinated debt was classified as Level 2 as of December 31, 2007.

Off-balance sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. The contract amounts of commitments to extend credit and standby letters of credit are disclosed in Note 14. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at December 31, 2008 and 2007.

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

					To Be Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008 (Company):
Total Capital (to Risk Weighted Assets)	$89,769	13.23%	$54,293	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	81,225	11.97%	27,146	4.00%	N/A	N/A
Tier 1 Capital ( to Average Assets)	81,225	10.58%	23,022	3.00%	N/A	N/A

As of December 31, 2008 (Bank):
Total Capital (to Risk Weighted Assets)	$86,161	12.61%	$54,680	8.00%	$68,351	10.00%
Tier 1 Capital (to Risk Weighted Assets)	78,234	11.45%	27,340	4.00%	41,010	6.00%
Tier 1 Capital ( to Average Assets)	78,234	10.44%	22,479	3.00%	37,466	5.00%

As of December 31, 2007 - (Company):
Total Capital (to Risk Weighted Assets)	$89,136	12.18%	$58,531	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	79,986	10.93%	29,265	4.00%	N/A	N/A
Tier 1 Capital ( to Average Assets)	79,986	10.30%	23,299	3.00%	N/A	N/A

As of December 31, 2007 – (Bank):
Total Capital (to Risk Weighted Assets)	$86,294	11.79%	$58,531	8.00%	$73,164	10.00%
Tier 1 Capital (to Risk Weighted Assets)	77,144	10.54%	29,265	4.00%	43,898	6.00%
Tier 1 Capital ( to Average Assets)	77,144	9.93%	23,299	3.00%	38,832	5.00%

The Board of Governors has also adopted a statement of policy, supplementing its leverage capital ratio requirements, which provides definitions of qualifying total capital (consisting of Tier 1 capital and supplementary capital, including the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets) and sets forth minimum risk-based capital ratios of capital to risk-weighted assets. Insured institutions are required to maintain a ratio of qualifying total capital to risk weighted assets of 8%, at least one-half of which must be in the form of Tier 1 capital. Management believes, as of December 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2008 and 2007, the most recent notifications from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum total capital and Tier 1 capital (as defined) to risk-based assets (as defined), and a minimum leverage ratio of Tier 1 capital to average assets (as defined) as set forth in the proceeding discussion.  There are no conditions or events since the notification that management believes have changed the institution’s category.

Under regulatory guidelines, the $15 million in Trust Preferred Securities issued by USB Capital Trust II in July of 2008 qualifies as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities qualifies as Tier 2 capital.

Dividends - Dividends paid to shareholders are paid by the bank holding company, subject to restrictions set forth in the California General Corporation Law. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. Year-to-date as of December 31, 2008, the Company received $4.3 million in cash dividends from the Bank, from which the Company has declared $3.3 million in cash dividends to shareholders.

Under California state banking law, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the California State Department of Financial Institutions, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. During 2008, the Bank paid dividends of $4.3 million to the Company. Because the distributions made by the Bank to the Holding Company over the past three fiscal years equal the amount of the Bank’s net income for the last three years, at December 31, 2008, the Bank may not pay additional cash dividends without the prior approval of the California State Department of Financial Institutions.

Cash Restrictions - The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank. At both December 31, 2008 and 2007, the Bank’s qualifying balance with the Federal Reserve Bank was $25,000 consisting of vault cash and balances.

17.	Supplemental Cash Flow Disclosures

	Years Ended December 31,
(In thousands)	2008	2007	2006
Cash paid during the period for:
Interest	$16,193	$21,147	$13,574
Income Taxes	2,219	6,411	8,287
Noncash investing activities:
Loans transferred to foreclosed property	28,543	7,837	0
Dividends declared not paid	5	1,483	1,413
Supplemental disclosures related to acquisitions:
Deposits	—	69,600	—
Other liabilities	—	286	—
Securities available for sale	—	(7,414)	—
Loans, net of allowance for loan loss	—	(62,426)	—
Premises and equipment	—	(728)	—
Intangibles	—	(11,085)	—
Accrued interest and other assets	—	(3,396)	—
Stock issued	—	21,536	—
Net cash and equivalents acquired	—	6,373	—

18.	Common Stock Dividend

On December 16, 2008, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of January 1, 2009, an additional 118,449 shares were issued to shareholders on January 21, 2009. Because the stock dividend was considered a “small stock dividend”, approximately $1.4 million was transferred from retained earnings to common stock based upon the $12.00 closing price of the Company’s common stock on the declaration date of December 16, 2008. Fractional shares were paid in cash, with a cash-in-lieu of payment of approximately $5,000.

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

Other than for earnings-per-share calculations, shares issued for the two stock dividends have been treated prospectively from December 31, 2008 for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

19.	Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation. (Weighted average shares have been adjusted to give retroactive recognition for 2-for-1 stock split during May 2006 and 1% stock dividend for each of the quarters ended September 30, 2008 and December 31, 2008):

	Years Ended December 31,
(In thousands, except earnings per share data)	2008	2007	2006

Net income available to common shareholders	$4,070	$11,257	$13,360
Weighted average shares outstanding	12,049	12,165	11,572
Add: dilutive effect of stock options	3	36	121
Weighted average shares outstanding adjusted for potential dilution	12,052	12,201	11,693
Basic earnings per share	$0.34	$0.93	$1.15
Diluted earnings per share	$0.34	$0.92	$1.14
Anti-dilutive shares excluded from earnings per share calculation	109	58	34

20.	Other Comprehensive Income

The following table provides a reconciliation of the amounts included in comprehensive income:

	Years Ended December 31
(In thousands)	2008	2007	2006
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain on sale securities – net of income tax (benefit) of ($1,900), $605, and $253	(2,850)	$909	$379
Less: Reclassification adjustment for loss (gain) on sale of available-for-sale securities included in net income -net of income tax (benefit) of $10, $0, and $11	(15)	0	(16)

Net unrealized (loss) gain on available-for-sale securities - net income tax (benefit) of ($1,910), $605, and $242	$(2,865)	$909	$363

Unrealized loss on interest rate swaps:
Unrealized losses arising during period – net of income tax benefit of $1, $110, and $150	$(3)	$(165)	$(225)
Less: reclassification adjustments to interest income	5	310	493

Net change in unrealized loss on interest rate swaps - net of income tax $1, $97, and $140	$2	$145	$268

Previously unrecognized past service costs of employee benefit plans - net tax of $62 and $55	$93	$85	—
Total other comprehensive income (loss)	$(2,770)	$1,137	$631

21.	Derivative Financial Instruments and Hedging Activities

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

Under the interest rate swap agreement, the Company received a fixed rate and pays a variable rate based on the Prime Rate (“Prime”). The swap qualified as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and was designated as a hedge of the variability of cash flows the Company receives from certain variable-rate loans indexed to Prime. In accordance with SFAS No. 133, the swap agreement was measured at fair value and reported as an asset or liability on the consolidated balance sheet. The portion of the change in the fair value of the swap that was deemed effective in hedging the cash flows of the designated assets was recorded in accumulated other comprehensive income and reclassified into interest income when such cash flows occurred in the future. Any ineffectiveness resulting from the hedge was recorded as a gain or loss in the consolidated statement of income as part of noninterest income.

The amortizing hedge matured in September 2008. During the year ended December 31, 2008, $5,000 was reclassified from other accumulated comprehensive income into expense, and is reflected as a reduction in interest income. The Company recorded pretax hedge gains related to swap ineffectiveness of approximately $9,100 during the year ended December 31, 2008. Amounts recognized as hedge ineffectiveness gains or losses are reflected in noninterest income.

At December 31, 2007, the amortizing hedge had a remaining notional value of $1.8 million and a duration of approximately three months. As of December 31, 2007, the net loss amounts in accumulated other comprehensive income associated with these cash flows totaled $2,000. During the year ended December 31, 2007, $310,000 was reclassified from accumulated other comprehensive income as a reduction to interest income. As of December 31, 2007, the amounts in accumulated OCI associated with these cash flows that were expected to be reclassified into interest income during the remainder of the hedge instrument in 2008 totaled $9,000.

At December 31, 2008 and 2007, the information pertaining to the outstanding interest rate swap is as follows:

	December 31,	December 31,
(000’s in millions)	2008	2007
Notional amount	—	$1,753
Weighted average pay rate	—	8.05%
Weighted average receive rate	—	4.88%
Weighted average maturity in years	—	0.3
Unrealized loss relating to interest rate swaps	—	$12

The Company performed a quarterly analysis of the effectiveness of the interest rate swap agreement at December 31, 2007 and for each of the quarters ended March 31, 2008 and June 30, 2008. As a result of a correlation analysis, the Company determined that the swap remained highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge and, therefore, continued to qualify for hedge accounting under the guidelines of SFAS No. 133. However, during the second quarter of 2006, the Company determined that the underlying loans being hedged were paying off faster than the notional value of the hedge instrument was amortizing. This difference between the notional value of the hedge and the underlying hedged assets is considered an “overhedge” pursuant to SFAS No. 133 guidelines and may constitute ineffectiveness if the difference is other than temporary. The Company determined during 2006 that the difference was other than temporary and, as a result, reclassified a net total of $75,000 of the pretax hedge loss reported in other comprehensive income into earnings during 2006. As of December 31, 2007, the notional value of the hedge was still in excess of the value of the underlying loans being hedged by approximately $1.3 million, but had improved from the $3.3 million difference existing at December 31, 2006. As a result, the Company recorded a pretax hedge gain related to swap ineffectiveness of approximately $66,000 during the December 31, 2007. With the interest rate swap maturing on September 30, 2009, the Company recognized the remaining hedge ineffectiveness gains of $9,000 during the nine months ended September 30, 2008. Amounts recognized as hedge ineffectiveness gains or losses are reflected in noninterest income.

22.	Investment in Bank Stock

During December 2007, the Company purchased 33,854 common shares of Northern California Bancorp, Inc. (NRLB) in a privately negotiated transaction for a price of $11.50 per share or approximately $389,000. This purchase equals approximately 1.9% of NRLB’s outstanding stock and will be treated as a marketable equity investment by the Company with changes in fair value recorded in earnings. NRLB is the holding company of Monterey County Bank. At December 31, 2007, the Company recorded a loss in its equity investment in NRLB of $17,000 based on a quoted market price of $11.00 per share at that date. The Company may purchase additional common shares of NRLB as shares become available.

During the first quarter of 2008, the Company more thoroughly reviewed its equity position in NRLB stock and determined that the stock should more properly be accounted for as available-for-sale-securities (“AFS”) under the guidelines of SFAS No. 115. Management’s decision was based upon the fact that these were clearly not trading securities. For this reason, the Company reclassified the NRLB stock holdings as available-for-sale securities effective January 1, 2008.

During the first quarter of 2008, the Company purchased an additional 6,517 shares at average price of $11.00 per share bringing the total shares owned to 40,371 at a total carrying value of $444,000. No further purchases we made during the remainder of 2008.

As with other debt and equity securities, the investment in NRLB stock is reviewed for other-than-temporary impairment under the guidelines of SFAS No. 115-1. Although the Company has recorded an unrealized AFS loss of $323,000 ($194,000 net of tax) through other comprehensive income at December 31, 2008 pursuant to SFAS No. 115, management has determined that the equity investment is not other-than-temporarily impaired at December 31, 2008. The AFS valuation was based upon a market price of $3.00 per share for NRLB’s stock at December 31, 2008. The Company believes this price is reflective of general market and economic conditions which have severely impacted financial stocks. The Company will continue to review its investment in NRLB stock on an ongoing basis as the economy recovers to determine whether the investment in NRLB stock is other-than-temporarily impaired.

23.	Stock Split

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

24.	Common Stock Repurchase Plan

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

During the year ended December 31, 2008, 89,001 shares were repurchased at a total cost of $1.2 million and an average per share price of $13.70.

25.	Business Combination

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

Core deposit intangibles with an original carrying value of $3.0 million are being amortized for financial statement purposes over an estimated life of approximately 7 years using a method that approximates the interest method. Core deposit intangibles are reviewed for impairment on an annual basis. During the first quarter of 2008, the Company performed an impairment analysis of the core deposit intangibles associated with the Legacy Bank purchase. At that time it was determined that the core deposits were declining faster than originally anticipated. As a result, the Company recognized an impairment loss of $624,000 for the quarter ended March 31, 2008 (see Note 26 below).

Goodwill totaling $8.8 million is not being amortized for book purposes under current accounting guidelines. Because the merger was a tax-deferred stock-for-stock purchase, goodwill is not deductible for tax purposes. Goodwill will be reviewed for impairment on an annual basis. The Company has determined that there is no goodwill impairment as of December 31, 2008.

26.	Impairment Loss – Core Deposit Intangible

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

During the impairment analysis performed as of March 31, 2008, it was determined that the original deposits purchased from Legacy Bank during February 2007 had declined faster than originally anticipated when the core deposit intangible was calculated at the time of the merger. As a result of increased deposit runoff, particularly in interest-bearing and noninterest-bearing checking accounts, the estimated value of the Legacy core deposit intangible was determined to be $1.6 million at March 31, 2008 rather than the pre-adjustment carrying value of $2.3 million. As a result of the impairment analysis, the Company recorded a pre-tax impairment loss of $624,000 ($364,000 net of tax) reflected as a component of noninterest expense for the quarter ended March 31, and the year ended December 31, 2008. Pursuant to the impairment analysis conducted as of March 31, 2008, the Company determined that there was no impairment to the goodwill related to the Legacy merger. During the quarter ended December 31, 2008, the Company reviewed the Legacy core deposit intangible and goodwill, and determined that there was no additional impairment.

During the year ended December 31, 2008, the Company recorded $523,000 of amortization expense related to the Legacy core deposit intangible asset bringing the net carrying value to $1.3 million at December 31, 2008.

27.	Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares – (parent only)
Balance Sheets  - December 31, 2008 and 2007
(In thousands)	2008	2007
Assets
Cash and equivalents	$357	$2,546
Investment in bank subsidiary	91,814	94,589
Investment in nonbank entity	99	122
Investment in bank stock	121	372
Other assets	476	470
Total assets	$92,867	$98,099

Liabilities & Shareholders' Equity
Liabilities:
Junior subordinated debt securities (at fair value) 12/31/07)	$11,926	$13,341
Accrued interest payable	0	0
Deferred taxes	1,436	998
Other liabilities	(105)	1,329
Total liabilities	13,257	15,668

Shareholders' Equity:
Common stock, no par value 20,000,000 shares authorized, 12,010,372 and 11,855,192 issued and outstanding, in 2008 and 2007	34,811	32,587
Retained earnings	47,722	49,997
Accumulated other comprehensive loss	(2,923)	(153)
Total shareholders' equity	79,610	82,431
Total liabilities and shareholders' equity	$92,867	$98,099

United Security Bancshares – (parent only)
Income Statements
	Years Ended December 31,
(In thousands)	2008	2007	2006
Income
Dividends from subsidiaries	$4,250	$17,600	$7,300
Gain on fair value option of financial assets	1,363	2,504	0
Other income	10	0	0
Total income	5,623	20,104	7,300
Expense
Interest expense	734	1,234	1,355
Other expense	401	469	378
Total expense	1,135	1,703	1,733
Income before taxes and equity in undistributed income of subsidiary	4,488	18,401	5,567
Income tax expense (benefit)	108	337	(729)
(Deficit) equity in undistributed income of subsidiary	(310)	(6,807)	7,064
Net Income	$4,070	$11,257	$13,360

United Security Bancshares – (parent only)
Statement of Cash Flows
	Years Ended December 31,
(In thousands)	2008	2007	2006
Cash Flows From Operating Activities
Net income	$4,070	$11,257	$13,360
Adjustments to reconcile net earnings to cash provided by operating activities:
Deficit (equity) in undistributed income of subsidiary	310	6,807	(7,064)
Deferred taxes	567	998	0
Write-down of other investments	23	17	0
Gain on fair value option of financial liability	(1,363)	(2,504)	0
Amortization of issuance costs	0	0	17
Net change in other liabilities	(15)	381	297
Net cash provided by operating activities	3,592	16,956	6,610

Cash Flows From Investing Activities
Investment in bank stock	(72)	(389)	0
Proceeds from sale of investment in title company	0	0	149
Net cash (used in) provided by investing activities	(72)	(389)	149

Cash Flows From Financing Activities
Proceeds from stock options exercised	70	510	335
Net proceeds from issuance of junior subordinated debt	0	(923)	0
Repurchase and retirement of common stock	(1,220)	(10,095)	(2,436)
Payment of dividends on common stock	(4,559)	(5,930)	(4,881)
Net cash used in financing activities	(5,709)	(16,438)	(6,982)

Net (decrease) increase in cash and cash equivalents	(2,189)	129	(223)
Cash and cash equivalents at beginning of year	2,546	2,417	2,640
Cash and cash equivalents at end of year	$357	$2,546	$2,417

Supplemental cash flow disclosures
Noncash financing activities:
Dividends declared not paid	$5	$1,483	$1,413

28.	Quarterly Financial Data (unaudited)

Selected quarterly financial data for the years ended December 31, 2008 and 2007 are presented below:

	2008				2007
(In thousands except per share data)	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$10,036	$10,936	$11,431	$12,744	$14,245	$14,713	$13,962	$14,236
Interest expense	2,967	3,509	3,702	4,759	5,450	5,494	5,126	4,503
Net interest income	7,069	7,427	7,729	7,985	8,795	9,219	8,836	9,733
Provision for credit losses	2,383	6,402	548	265	3,337	1,950	208	202
Gain (loss) on sale of securities	0	0	0	24	0	0	0	0
Other noninterest income	2,698	1,591	1,721	2,309	2,110	4,019	1,954	1,581
Noninterest expense	6,254	5,265	5,644	6,116	6,723	5,292	5,517	5,200
Income before income tax expense	1,130	(2,649)	3,258	3,937	845	5,996	5,065	5,912
Income tax expense	289	(1,308)	1,188	1,437	156	2,339	1,757	2,309
Net income	$841	$(1,341)	$2,070	$2,500	$689	$3,657	$3,308	$3,603
Net income per share:
Basic	$0.07	$(0.11)	$0.17	$0.21	$0.06	$0.31	$0.27	$0.30
Diluted	$0.07	$(0.11)	$0.17	$0.21	$0.06	$0.31	$0.27	$0.30
Dividends declared per share	—	—	$0.13	$0.13	$0.125	$0.125	$0.125	$0.125
Average shares outstanding
For net income per share:
Basic	12,024	12,035	12,056	12,084	11,887	11,925	12,078	11,947
Diluted	12,024	12,041	12,059	12,094	11,900	11,946	12,135	12,006

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

(b) Changes in Internal Controls over Financial Reporting:

At September 30, 2008, the Company determined that its disclosure controls and procedures were not effective as the result of an identified material weakness related to the allowance for loan and lease losses and the completeness and accuracy of the provision for loan and lease losses. Specifically the Company did not:

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

During the fourth quarter of 2008, the Company undertook steps to remediate the material weakness identified at September 31, 2008. Given the significant increase in problem loan levels experienced during 2008, Management’s objective was to improve staffing levels involved in the review process of the allowance for loan and lease losses, to ensure more timely and accurate identification and classification of problem and impaired loans, and to make sure that loss recognition, if required, was properly recorded on a timely basis.

Specific remediation steps taken during the fourth quarter of 2008 included:

•
A thorough review of the Company’s policies and procedures related to risk classifications of problem loans, SFAS 114, and the periodic review process to determine the adequacy of the allowance for loan and lease losses.

•
Formation of a committee comprised of members of the Company’s management and loan administration for the purpose of meeting on an ongoing basis to identify, classify, and properly provide an adequate level of allowance for loan and lease losses for the loan portfolio.

•	More in-depth review and verification of the allowance for loan and lease losses by the Accounting and Credit Administration departments to ensure its completeness and accuracy.

As of December 31, 2008, the Company concluded that the material weakness discussed above had been successfully remediated and that disclosure controls and procedures related to the allowance for loan and lease losses and the completeness and accuracy of the provision for loan lease losses were effective as of December 31, 2008.

Other than the material weakness discussed above, there were no additional changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control over Financial Reporting:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of United Security Bancshares and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The Company’s independent registered public accounting firm, Moss Adams LLP, who audits the Company’s consolidated financial statements, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report is included in Item 8, “financial statements and supplementary data” to the Form 10-K.

Dated March 16, 2009

Item 9B. Other Information

  None

PART III

Item 10 – Directors, Executive Officers, and Corporate Governance

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Election of Directors and Executive Officers" and “Corporate Governance Principles and Board Matters” set forth in the Company's definitive Proxy Statement for its 2009 Annual Meeting of Shareholders ("Proxy Statement").

Item 11 - Executive Compensation

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Executive Compensation" and “Director Compensation” set forth in the Company's definitive Proxy Statement for its 2009 Annual Meeting of Shareholders ("Proxy Statement").

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Shareholdings of Certain Beneficial Owners and Management" set forth in the Company's definitive Proxy Statement for its 2009 Annual Meeting of Shareholders ("Proxy Statement").

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Certain Transactions" and “Corporate Governance Principles” set forth in the Company's definitive Proxy Statement for its 2009 Annual Meeting of Shareholders ("Proxy Statement").

Item 14. Principal Accounting Fees and Services

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Independent Accountant Fees and Services" set forth in the Company's definitive Proxy Statement for its 2009 Annual Meeting of Shareholders ("Proxy Statement").

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

(a)(3)	Exhibits

3.1	Articles of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

4.1	Specimen common stock certificate of United Security Bancshares (1)

10.1	Amended and Restated Executive Salary Continuation Agreement for Dennis Woods (4)

10.2	Amended and Restated Employment Agreement for Dennis R. Woods (4)
10.3	Amended and Restated Executive Salary Continuation Agreement for Kenneth Donahue (4)

10.4	Amended and Restated Change in Control Agreement for Kenneth Donahue (4)

10.5	Amended and Restated Executive Salary Continuation Agreement for David Eytcheson (4)

10.6	Amended and Restated Change in Control Agreement for David Eytcheson (4)

10.7	Amended and Restated Executive Salary Continuation Agreement for Rhodlee Braa (4)

10.8	Amended and Restated Change in Control Agreement for Rhodlee Braa (4)

10.9	Amended and Restated Executive Salary Continuation Agreement for William F. Scarborough (4)

10.10	Amended and Restated Change in Control Agreement for William F. Scarborough (4)

10.11	USB 2005 Stock Option Plan. Filed as Exhibit B to the Company's 2005 Schedule 14A Definitive Proxy filed April 18, 2005 and incorporated herein by reference.

10.12	Stock Option Agreement for William F. Scarborough dated August 1, 2005 (2)

10.13	Stock Option Agreement for Dennis R. Woods dated February 6, 2006 (3)

11.1	Computation of earnings per share.

See Note 19 to Consolidated Financial Statements and related documents set forth in “Item 8. Financial Statements and Supplementary Data” of this report are filed as part of this report.

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
(4) Previously filed on March 17, 2007 as an exhibit to the Company’s filing on Form 10-K for the year ended December 31, 2007 (file number 000-32987).

(b)	Exhibits filed:

See Exhibit Index under Item 15(a)(3) above for the list of exhibits required to be filed by Item 601 of regulation S-K with this report.

(c)	Financial statement schedules filed:

See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the year ended December 31, 2008 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 16th day of March, 2009

United Security Bancshares

March 16, 2009	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

March 16, 2009	/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer

March 16, 2009	/S/ Richard B. Shupe
Richard B. Shupe
Vice President and
Controller

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	3/16/2009	/s/ Robert G. Bitter
Director

Date:	3/16/2009	/s/ Stanley J. Cavalla
Director

Date:	3/16/2009	/s/ Tom Ellithorpe
Director

Date:	3/16/2009	/s/ R. Todd Henry
Director

Date:	3/16/2009	/s/ Ronnie D. Miller
Director

Date:	3/16/2009	/s/ Robert M. Mochizuki
Director

Date:	3/16/2009	/s/ Walter Reinhard
Director

Date:	3/16/2009	/s/ John Terzian
Director

Date:	3/16/2009	/s/ Mike Woolf
Director