Form 10-Q
period 2009-03-31
UNITED SECURITY BANCSHARES
filed 2009-05-11
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of April 30, 2009: 12,129,506

TABLE OF CONTENTS

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
March 31, 2009 and December 31, 2008

	March 31,	December 31,
(in thousands except shares)	2009	2008
Assets
Cash and due from banks	$14,610	$19,426
Federal funds sold	0	0
Cash and cash equivalents	14,610	19,426
Interest-bearing deposits in other banks	3,968	20,431
Investment securities available for sale (at fair value)	87,621	92,749
Loans and leases	542,969	544,551
Unearned fees	(1,054)	(1,234)
Allowance for credit losses	(10,448)	(11,529)
Net loans	531,467	531,788
Accrued interest receivable	2,757	2,394
Premises and equipment – net	13,959	14,285
Other real estate owned	29,116	30,153
Intangible assets	2,716	3,001
Goodwill	10,417	10,417
Cash surrender value of life insurance	14,596	14,460
Investment in limited partnership	2,595	2,702
Deferred income taxes - net	8,297	7,138
Other assets	11,272	12,133
Total assets	$733,391	$761,077

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$142,832	$149,529
Interest bearing	379,308	358,957
Total deposits	522,140	508,486
Federal funds purchased	49,185	66,545
Other borrowings	64,000	88,500
Accrued interest payable	480	648
Accounts payable and other liabilities	5,859	5,362
Junior subordinated debentures (at fair value)	11,887	11,926
Total liabilities	653,551	681,467

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 12,129,506 and 12,010,372 issued and outstanding, in 2009 and 2008, respectively	35,776	34,811
Retained earnings	47,720	47,722
Accumulated other comprehensive loss	(3,656)	(2,923)
Total shareholders' equity	79,840	79,610
Total liabilities and shareholders' equity	$733,391	$761,077

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (unaudited)

	Quarters Ended March 31,
(In thousands except shares and EPS)	2009	2008
Interest Income:
Loans, including fees	$8,067	$11,352
Investment securities – AFS – taxable	1,190	1,318
Investment securities – AFS – nontaxable	15	24
Federal funds sold	0	16
Interest on deposits in other banks	40	34
Total interest income	9,312	12,744
Interest Expense:
Interest on deposits	1,705	4,201
Interest on other borrowings	459	558
Total interest expense	2,164	4,759
Net Interest Income Before Provision for Credit Losses	7,148	7,985
Provision for Credit Losses	1,351	265
Net Interest Income	5,797	7,720
Noninterest Income:
Customer service fees	989	1,197
Gain on redemption of securities	0	24
Loss on sale of other real estate owned	(77)	0
Loss on swap ineffectiveness	0	9
(Loss) gain on fair value of financial liability	(59)	540
Shared appreciation income	9	110
Other	279	453
Total noninterest income	1,141	2,333
Noninterest Expense:
Salaries and employee benefits	2,223	2,842
Occupancy expense	942	964
Data processing	42	80
Professional fees	400	309
Director fees	66	64
Amortization of intangibles	228	278
Correspondent bank service charges	107	130
Impairment loss on core deposit intangible	57	624
Impairment loss on investment securities (total other-than
temporary loss of $3.9 million, net of $3.7 million
recognized in other comprehensive income, pre-tax)	163	0
Impairment loss on OREO	166	0
Loss on California tax credit partnership	107	108
OREO expense	305	32
Other	863	685
Total noninterest expense	5,669	6,116
Income Before Taxes on Income	1,269	3,937
Provision for Taxes on Income	348	1,437
Net Income	$921	$2,500
Other comprehensive loss, net of tax:
Unrealized loss on available for sale securities, interest rate swap, and past service costs of employee benefit plans - net income tax benefit of $(489) and $(131)	(733)	(227)
Comprehensive Income	$188	$2,273
Net income per common share
Basic	$0.08	$0.20
Diluted	$0.08	$0.20
Shares on which net income per common shares
were based
Basic	12,129,723	12,204,870
Diluted	12,129,723	12,214,490

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Periods Ended March 31, 2009

	Common stock	Common stock		Accumulated Other
	Number		Retained	Comprehensive
(In thousands except shares)	of Shares	Amount	Earnings	Income (Loss)	Total
Balance January 1, 2008	11,855,192	32,587	49,997	(153)	82,431

Director/Employee stock options exercised	8,000	70			70
Net changes in unrealized loss
on available for sale securities
(net of income tax benefit of $147)				(250)	(250)
Net changes in unrealized loss
on interest rate swaps
(net of income tax of $1)				2	2
Net changes in unrecognized past service
cost on employee benefit plans
(net of income tax of $14)				21	21
Dividends on common stock ($0.13 per share)			(1,539)		(1,539)
Repurchase and cancellation of common shares	(29,626)	(452)			(452)
Stock-based compensation expense		32			32
Net Income			2,500		2,500
Balance March 31, 2008 (Unaudited)	11,833,566	32,237	50,958	(380)	82,815

Net changes in unrealized loss
on available for sale securities
(net of income tax benefit of $1,763)				(2,615)	(2,615)
Net changes in unrecognized past service
cost on employee benefit plans
(net of income tax of $48)				72	72
Dividends on common stock ($0.13 per share)			(1,542)		(1,542)
1% common stock dividend	236,181	3,264	(3,264)		0
Repurchase and cancellation of common shares	(59,375)	(767)			(767)
Stock-based compensation expense		77			77
Net Income			1,570		1,570
Balance December 31, 2008	12,010,372	34,811	47,722	(2,923)	79,610

Net changes in unrealized loss
on available for sale securities
(net of income tax benefit of $489)				(733)	(733)
Dividends on common stock (cash-in-lieu)			(4)		(4)
1% common stock dividend	119,622	919	(919)		0
Repurchase and cancellation of common shares	(488)	(4)			(4)
Other		37			37
Stock-based compensation expense		13			13
Net Income			921		921
Balance March 31, 2009 (Unaudited)	12,129,506	$35,776	$47,720	$(3,656)	$79,840

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In thousands)	2009	2008
Cash Flows From Operating Activities:
Net income	$921	$2,500
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	1,351	265
Depreciation and amortization	640	703
Accretion of investment securities	(20)	(37)
Gain on redemption of securities	0	(24)
Decrease (increase) in accrued interest receivable	(363)	425
Decrease in accrued interest payable	(168)	(647)
Decrease in unearned fees	(179)	(228)
Increase in income taxes payable	894	1,435
Stock-based compensation expense	13	33
Decrease in accounts payable and accrued liabilities	(476)	(622)
Loss on sale of other real estate owned	77	0
Impairment loss on other real estate owned	166	0
Impairment loss on core deposit intangible	57	624
Impairment loss on investment securities	163	0
Gain on swap ineffectiveness	0	(9)
Increase in surrender value of life insurance	(136)	(193)
Loss (gain) on fair value option of financial liabilities	59	(540)
Loss on tax credit limited partnership interest	107	108
Net decrease (increase) in other assets	337	(1,210)
Net cash provided by operating activities	3,443	2,583

Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with banks	16,464	169
Purchases of available-for-sale securities	0	(24,666)
Maturities and calls of available-for-sale securities	3,784	11,096
Net redemption from limited partnerships	0	(42)
Investment in other bank stock	0	(72)
Proceeds from sale of investment in title company	99	0
Net (increase) decrease in loans	(1,883)	18,948
Proceeds from sales of foreclosed assets	0	43
Net proceeds from settlement of other real estate owned	1,515	0
Capital expenditures for premises and equipment	(59)	(178)
Net cash provided by investing activities	19,920	5,298

Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	1,561	13,950
Net increase (decrease) in certificates of deposit	12,092	(34,072)
Net decrease in federal funds purchased	(17,360)	(7,280)
Net (decrease) increase in FHLB term borrowings	(24,500)	18,000
Proceeds from Director/Employee stock options exercised	0	70
Repurchase and retirement of common stock	33	(452)
Payment of dividends on common stock	(5)	(1,483)
Net cash used in financing activities	(28,179)	(11,267)

Net decrease in cash and cash equivalents	(4,816)	(3,386)
Cash and cash equivalents at beginning of period	19,426	25,300
Cash and cash equivalents at end of period	$14,610	$21,914

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

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its 2008 Annual Report on Form 10-K. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring, nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

Certain reclassifications have been made to the 2008 financial statements to conform to the classifications used in 2009. Effective January 1, 2009, the Company reclassified a contingent asset that represents a claim from an insurance company related to a charged-off lease portfolio, including specific reserves, from loans to other assets. Management believes the asset is better reflected, given its nature, as an asset other than loans. In periods prior to March 31, 2009, the contingent asset had been included in impaired and nonaccrual loan balances. All periods presented have been retroactively adjusted for the reclassification to other assets and therefore amounts have been excluded from loans and reserves for credit losses, including impaired and nonaccrual balances for periods prior to March 31, 2009. The amounts reclassified for reporting purposes for the various periods presented in this 10-Q are shown below.

Reclassification Amount (in 000's)	12/31/2008	3/31/2008	12/31/2007
Lease principal claim included in gross loans	$5,425	$5,425	$5,425
Allowance for credit losses	(3,542)	(3,526)	(3,470)
Net balance transferred to other assets	$1,883	$1,899	$1,955

New Accounting Standards:

In April of 2009, the FASB issued Staff Position No. FAS 107-1, “Interim Disclosures About Fair Value of Financial Instruments.” This position extends the disclosure requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to interim financial statements of publicly traded companies. Staff Position No. FAS 107-1 is effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is evaluating the enhanced disclosure requirements around fair value of financial instruments and does not anticipate a material impact on the Consolidated Financial Statements. The Company will adopt Staff Position No. FAS 107-1 for the period ending June 30, 2009.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FASB staff position amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. If an entity determines that it has other-than-temporary impairment on its securities, it must recognize the credit loss on the securities in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The staff position expands disclosures about other-than-temporary impairment and requires that the annual disclosures in FASB Statement No. 115 and FSP FAS 115-1 and FAS 124-1 be made for interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FASB staff position for the interim reporting period ending March 31, 2009. See Note 2 to the consolidated financial statements for the impact on the Company of adopting FSP No. FAS 115-2 and FAS 124-2.

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FASB staff position provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset of liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FASB staff position for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin series entitled “Other Than Temporary Impairment of Certain Investments Debt and Equity Securities.” On April 9, 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” SAB 111 maintains the previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. SAB 111 was effective for the Company as of March 31, 2009. There was no material impact to the Company’s consolidated financial position or results of operations upon adoption.

2.     Investment Securities Available for Sale

Following is a comparison of the amortized cost and approximate fair value of securities available-for-sale, as of March 31, 2009 and December 31, 2008:

		Gross	Gross	Fair Value
(In thousands)	Amortized	Unrealized	Unrealized	(Carrying
	Cost	Gains	Losses	Amount)
March 31, 2009:
U.S. Government agencies	$41,449	$1,776	$(1)	$43,224
Collateralized mortgage obligations	36,773	556	(7,468)	29,861
Obligations of state and political subdivisions	1,252	29	0	1,281
Other investment securities	13,909	0	(654)	13,255
	$93,383	$2,361	$(8,123)	$87,621
December 31, 2008:
U.S. Government agencies	$43,110	$1,280	$(204)	$44,186
Collateralized mortgage obligations	39,068	189	(4,991)	34,266
Obligations of state and political subdivisions	1,252	28	0	1,280
Other investment securities	13,880	0	(863)	13,017
	$97,310	$1,497	$(6,058)	$92,749

Included in other investment securities at March 31, 2009 are a short-term government securities mutual fund totaling $7.4 million, a CRA-qualified mortgage fund totaling $4.9 million, and a money-market mutual fund totaling $909,000. Included in other investment securities at December 31, 2008, is a short-term government securities mutual fund totaling $7.2 million, a CRA-qualified mortgage fund totaling $4.9 million, and an overnight money-market mutual fund totaling $880,000. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were no realized gains on sales of available-for-sale securities during the three months ended March 31, 2009. There were no realized losses on sales or calls of available-for-sale securities during the three months ended March 31, 2009, but there were other-than-temporary impairment losses totaling $163,000 on two of the Company’s collateralized mortgage obligations (see discussion below.) There were realized gains totaling $24,000 on calls of available-for-sale securities during the three months ended March 31, 2008. There were no realized gains or losses on sales of available-for-sale securities during the three months ended March 31, 2008.

Securities that have been temporarily impaired less than 12 months at March 31, 2009 are comprised of two collateralized mortgage obligations and one U.S. government agency security with a total weighted average life of 0.5 years. As of March 31, 2009, there were three collateralized mortgage obligations and two other investment securities with a total weighted average life of 2.8 years that have been temporarily impaired for twelve months or more.

The following summarizes the total of temporarily impaired and other-than-temporarily impaired investment securities at March 31, 2009 (see discussion below for other than temporarily impaired securities included here):

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
	Amount)	Losses	Amount)	Losses	Amount)	Losses
Securities available for sale:
U.S. Government agencies	$143	$(1)	$0	$0	$143	$(1)
Collateralized mortgage obligations	6,870	(68)	9,350	(7,400)	16,220	(7,468)
Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	12,346	(654)	12,346	(654)
Total impaired securities	$7,013	$(69)	$21,696	$(8,054)	$28,709	$(8,123)

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

At March 31, 2009 and December 31, 2008, available-for-sale securities with an amortized cost of approximately $78.1 million and $81.4 million (fair value of $76.1 million and $79.6 million) were pledged as collateral for public funds, and treasury tax and loan balances.

 The Company evaluates investment securities for other-than-temporary impairment (“OTTI”) at least quarterly, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, are evaluated using the model outlined in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.”

In determining OTTI under the SFAS No. 115 model, the Company considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to the Company at the time of the evaluation.

The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests including non-agency collateralized mortgage obligations. Under the EITF 99-20 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When other-than-temporary-impairment occurs under either model, the amount of the other-than-temporary-impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary-impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary-impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary-impairment related to the credit loss is recognized in earnings, and is determined based on the difference between the present value of cash flows expected to be collected and the current amortized cost of the security. The amount of the total other-than-temporary-impairment related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary-impairment recognized in earnings shall become the new amortized cost basis of the investment.

At March 31, 2009, the decline in market value for all but three (see below) of the impaired securities is attributable to changes in interest rates and illiquidity, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2009.

At March 31, 2009, the Company had three non-agency collateralized mortgage obligations which have been impaired more than twelve months. The three non-agency collateralized mortgage obligations had a market value of $9.5 million and unrealized losses of approximately $7.7 million at March 31, 2009. These non-agency mortgage-backed securities were rated less than high credit quality at March 31, 2009 and are within the scope of EITF 99-20. Pursuant to EITF 99-20, the Company evaluated OTTI by comparing the present value of expected cash flows to previous estimates to determine whether there had been adverse changes in cash flows during the quarter. The OTTI evaluation was conducted utilizing the services of a third party specialist and consultant in MBS and CMO products. The cash flow assumptions used in the evaluation included a number of factors including changes in delinquency rates, anticipated prepayment speeds, loan-to-value ratios, changes in agency ratings, and market prices. As a result of the impairment evaluation, the Company determined that there had been adverse changes in cash flows in two of the three non-agency collateralized mortgage obligations reviewed, and concluded that these two non-agency collateralized mortgage obligations were other-than-temporarily impaired. The two securities had other-than-temporary-impairment losses of $3.9 million, of which $163,000 was recorded as expense and $3.7 million was recorded in other comprehensive income. These three securities remained classified as available for sale at March 31, 2009.

The following table details the two non-agency collateralized mortgage obligations with other-than-temporary-impairment, their credit rating at March 31, 2009, the related credit losses recognized in earnings, and impairment losses in other comprehensive income:

	RALI 2006-QS1G A10	RALI 2006 QS8 A1
	Rated Caa	Rated Caa	Total
Amortized cost	$6,494,043	$1,901,117	$8,395,160
Credit loss (expense)	(131,337)	(31,956)	(163,293)
Other impairment (OCI)	(2,903,041)	(792,655)	(3,695,696)
Carrying amount	3,459,665	1,076,506	4,536,171
Total impairment	$(3,034,378)	$(824,611)	$(3,858,989)

The total other comprehensive income (OCI) balance of $3.7 million in the above table is included in unrealized losses of 12 months or more at March 31, 2009.

3.    Loans and Leases

Loans include the following:

	March 31,	% of	December 31,	% of
(In thousands)	2009	Loans	2008	Loans
Commercial and industrial	$232,454	42.8%	$223,581	41.1%
Real estate – mortgage	124,113	22.9%	126,689	23.3%
Real estate – construction	112,825	20.8%	119,884	21.9%
Agricultural	52,280	9.6%	52,020	9.6%
Installment/other	19,971	3.7%	20,782	3.8%
Lease financing	1,326	0.2%	1,595	0.3%
Total Gross Loans	$542,969	100.0%	$544,551	100.0%

Loans over 90 days past due and still accruing totaled $838,000 and $680,000 at March 31, 2009 and December 31, 2008, respectively. Nonaccrual loans totaled $52.6 million and $45.7 million at March 31, 2009 and December 31, 2008, respectively.

An analysis of changes in the allowance for credit losses is as follows:

	March 31,	December 31,	March 31,
(In thousands)	2009	2008	2008
Balance, beginning of year	$11,530	$7,431	$7,431
Provision charged to operations	1,351	9,598	265
Losses charged to allowance	(2,599)	(5,616)	(357)
Recoveries on loans previously charged off	166	117	60
Balance at end-of-period	$10,448	$11,530	$7,399

The allowance for credit losses represents management's estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. The formula allowance for unfunded loan commitments totaling $272,000 and $313,000 at March 31, 2009 and December 31, 2008, respectively, is carried in other liabilities. The Company’s market areas of the San Joaquin Valley, the greater Oakhurst area, East Madera County, and Santa Clara County, have all been impacted by the economic downturn related to depressed real estate markets and the tightening of liquidity markets. The Company has taken these events into account when reviewing estimates of factors that may impact the allowance for credit losses.

The Company grades “problem” or “classified” loans according to certain risk factors associated with individual loans within the loan portfolio. Classified loans consist of loans which have been graded substandard, doubtful, or loss based upon inherent weaknesses in the individual loans or loan relationships. Classified loans include not only impaired loans (as defined under SFAS No. 114), but also loans which based upon inherent weaknesses result in a risk grading of substandard, doubtful, or loss. The following table summarizes the Company’s classified loans at March 31, 2009 and December 31, 2008.

	March 31,	December 31,
(in 000's)	2009	2008
Impaired loans	$58,030	$48,946
Classified loans not considered impaired	23,157	33,758
Total classified loans	$81,187	$82,704

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the periods presented:

(in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Total impaired loans at period-end	$58,030	$48,946	$15,262
Impaired loans which have specific allowance	29,711	25,541	2,909
Total specific allowance on impaired loans	4,393	4,972	611
Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	28,319	23,405	12,353

(in thousands)	YTD – 3/31/09	YTD - 12/31/08	YTD – 3/31/08
Average recorded investment in impaired loans during period	$56,201	$31,677	$15,232
Income recognized on impaired loans during period	0	0	0

4.    Deposits

Deposits include the following:
	March 31, December 31,
(In thousands)	2009	2008
Noninterest-bearing deposits	$142,832	$149,529
Interest-bearing deposits:
NOW and money market accounts	146,567	136,612
Savings accounts	35,890	37,586
Time deposits:
Under $100,000	64,141	66,128
$100,000 and over	132,710	118,631
Total interest-bearing deposits	379,308	358,957
Total deposits	$522,140	$508,486

5.     Short-term Borrowings/Other Borrowings

At March 31, 2009, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $207.0 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $79.9 million. At March 31, 2009, the Company had total outstanding balances of $64.0 million drawn against its FHLB line of credit, and $49.2 million in overnight borrowing at the Federal Reserve Discount Window. The weighted average cost of borrowings outstanding at March 31, 2009 was 0.65%. The $64.0 million in FHLB borrowings outstanding at March 31, 2009 are summarized in the table below.

FHLB term borrowings at March 31, 2009 (in 000’s):

Term	Balance at 3/31/09	Fixed Rate	Maturity
3-month	$20,000	0.38%	6/30/09
3-month	33,000	0.35%	6/30/09
2 year	11,000	2.67%	2/11/10
	$64,000	0.76%

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

6.     Supplemental Cash Flow Disclosures

	Three Months Ended March 31,
(In thousands)	2009	2008
Cash paid during the period for:
Interest	$2,232	$5,407
Income Taxes	$59	2
Noncash investing activities:
Dividends declared not paid	$4	$1,539
Loans transferred to foreclosed assets	$721	$772

7.    Common Stock Dividend

On March 24, 2009, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of April 10, 2009, an additional 119,622 shares were issued to shareholders on April 22, 2008. Because the stock dividend was considered a “small stock dividend”, approximately $919,000 was transferred from retained earnings to common stock based upon the $7.69 closing price of the Company’s common stock on the declaration date of March 24, 2009. Fractional shares were paid in cash, with a cash-in-lieu of payment of approximately $4,000. Other than for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively from March 31, 2009 for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

8.     Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended March 31,
(In thousands except earnings per share data)	2009	2008
Net income available to common shareholders	$921	$2,500

Weighted average shares issued	12,130	12,205
Add: dilutive effect of stock options	0	9
Weighted average shares outstanding adjusted for potential dilution	12,130	12,214

Basic earnings per share	$0.08	$0.20
Diluted earnings per share	$0.08	$0.20
Anti-dilutive shares excluded from earnings per share calculation	178	47

The Company’s average weighted shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders of record on April 10, 2008.

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

During the three months ended March 31, 2009, 488 shares were repurchased at a total cost of $3,700 and an average per share price of $7.50.

10.  Stock Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the grant-date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period).

Included in salaries and employee benefits for the three months ended March 31, 2009 and 2008 is $13,000 and $33,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to either quarter.

A summary of the Company’s options as of January 1, 2009 and changes during the three months ended March 31, 2009 is presented below.

		Weighted		Weighted
		Average		Average
	2005	Exercise	1995	Exercise
	Plan	Price	Plan	Price
Options outstanding January 1, 2009	159,645	$16.13	16,322	$11.96
1% common stock dividend	1,597	(0.16)	163	(0.11)
Options outstanding March 31, 2009	161,242	$15.97	16,485	$11.85

Options exercisable at March 31, 2009	93,346	$15.86	16,485	$11.85

As of March 31, 2009 and 2008, there was $68,000 and $191,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 0.5 years and 1.0 years, respectively. No stock options were exercised during the three months ended March 31, 2009. The Company received $70,000 in cash proceeds on options exercised during the three months ended March 31, 2008. No tax benefits were realized on stock options exercised during the three months ended March 31, 2008, because all options exercised during the periods were incentive stock options.

	Period Ended	Period Ended
	March 31, 2009	March 31, 2008
Weighted average grant-date fair value of stock options granted	n/a	n/a
Total fair value of stock options vested	$68,690	$70,850
Total intrinsic value of stock options exercised	n/a	$55,000

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

For options vested as of January 1, 2006 or granted after January 1, 2006, and valued in accordance with FAS 123R, the Company expenses the fair value of the option on a straight-line basis over the vesting period for each separately vesting portion of the award. The Company estimates forfeitures and only recognizes expense for those shares expected to vest. Based upon historical evidence, the Company has determined that because options are granted to a limited number of key employees rather than a broad segment of the employee base, expected forfeitures, if any, are not material. No options were granted during the three months ended March 31, 2009 or 2008.

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

The Company reviewed its REIT tax position as of January 1, 2007 (adoption date) and again during subsequent quarters since that time in light of the adoption of FIN48. The Bank, with guidance from advisors believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined in FIN48) that the Bank will prevail in its case with the FTB. As a result of the implementation of FIN48, the Company recognized approximately a $1.3 million increase in the liability for unrecognized tax benefits (included in other liabilities), which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The adjustment provided at adoption included penalties proposed by the FTB of $181,000 and interest totaling $210,000. During each of the years ended December 31, 2007 and December 31, 2008, the Company recorded an additional $87,000 in interest liability pursuant to the provisions of FIN48. The Company had approximately $566,000 accrued for the payment of interest and penalties at December 31, 2008. Subsequent to the initial adoption of FIN48, it is the Company’s policy to recognize interest expense related to unrecognized tax benefits, and penalties, as a component tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in 000’s):

Balance at January 1, 2009	$1,472
Additions for tax provisions of prior years	22
Balance at March 31, 2009	$1,494

12.  Fair Value Adjustments - Junior Subordinated Debt/Trust Preferred Securities

Effective January 1, 2007, the Company elected early adoption of SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. The Company also adopted the provisions of SFAS No. 157, “Fair Value Measurements”, effective January 1, 2007, in conjunction with the adoption of SFAS No. 159. SFAS No. 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. The Company elected the fair value option pursuant to SFAS No. 159 for its junior subordinated debt issued under USB Capital Trust II. The rate paid on the junior subordinated debt issued under USB Capital Trust II is 3-month LIBOR plus 129 basis points, and is adjusted quarterly.

At March 31, 2009 the Company performed a fair value measurement analysis on its junior subordinated debt pursuant to SFAS No. 157 using a cash flow valuation model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month Libor curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows were discounted at a market spread from LIBOR of approximately 5.0% which was determined to be reasonable in the current market rate environment. Although there is little market data in the current relatively illiquid credit markets, and the market spread is higher than historical spreads, we believe 5.0% market spread and resultant 6.2% discount rate used is appropriate considering guidance in FSP FAS 157-4. The market spread was determined from historical trends in market spreads between treasury securities and corporate bonds.

The fair value calculation performed at March 31, 2009 resulted in a pretax loss adjustment of $59,000 ($34,000, net of tax) for the quarter ended March 31, 2009. The previous year’s fair value calculation performed at March 31, 2008 resulted in a pretax gain adjustment of $540,000 ($315,000, net of tax) for the quarter ended March 31, 2008.

13.  Fair Value Measurements– SFAS No. 157

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

The Company performs fair value measurements on certain assets and liabilities as the result of the application of accounting guidelines and pronouncements that were relevant prior to the adoption of SFAS No. 157. Some fair value measurements, such as for available-for-sale securities (AFS) and interest rate swaps are performed on a recurring basis, while others, such as impairment of loans, goodwill and other intangibles, are performed on a nonrecurring basis.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of March 31, 2009 (in 000’s):

	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	2009	(Level 1)	(Level 2)	(Level 3)
AFS Securities (2)	$87,722	$13,356	$64,852	$9,514
Impaired Loans (1)	25,317		2,105	$23,212
Core deposit intangibles (1)	1,107			1,107
Total	$114,146	$13,356	$66,957	$33,833

(1)	nonrecurring
(2)	Includes $101 in equity securities reported in other assets on the balance sheet

	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	2009	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	$11,887			$11,887
Total	$11,887	$0	$0	$11,887

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and nonrecurring basis during the year ended December 31, 2008 (in 000’s):

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	2008	(Level 1)	(Level 2)	(Level 3)
AFS securities (2)	$92,870	$13,138	$66,932	$12,800
Purchased intangible asset (1)	206			$206
Impaired loans (1)	20,569		4,602	$15,967
Core deposit intangible (1)	1,283			$1,283
Total	$114,928	$13,138	$71,534	$30,256

(1)	Nonrecurring items
(2)	Includes $121 in equity securities reported in other assets on the balance sheet

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	2008	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	$11,926			$11,926
Total	$11,926	$0	$0	$11,926

Available for sale securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data are not available for the last 30 days, a level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level-2 pricing may include using a spread forward from the last observable trade or may use a proxy bond like a TBA mortgage to come up with a price for the security being valued. Changes in fair market value are recorded in other comprehensive income as the securities are available for sale. At March 31, 2009 and December 31, 2008, the Company held three non-agency (private-label) collateralized mortgage obligations (CMO’s). Fair value of these securities (as well as review for other-than-temporary impairment) was performed by a third-party securities broker specializing in CMO’s. Fair value was based upon estimated cash flows which included assumptions about future prepayments, default rates, and the impact of credit risk on this type of investment security. Although the pricing of the CMO’s has certain aspects of Level 2 pricing, many of the pricing inputs are based upon unobservable assumptions of future economic trends and as a result the Company considers this to be Level 3 pricing.

Fair value measurements for impaired loans are performed pursuant to SFAS No. 114, and are based upon either collateral values supported by appraisals, or observed market prices. Changes are not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the loan loss reserve. Such adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for credit losses recorded in current earnings.

The fair value of the junior subordinated debt was determined based upon a valuation discounted cash flows model utilizing observable market rates and credit characteristics for similar instruments. In its analysis, the Company used characteristics that distinguish market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the three month period ended March 31, 2009, management utilized a market spread from the forward 3-month LIBOR curve based upon spreads between U.S. treasury securities and corporate bonds to determine appropriate levels of risk premium in the current economic environment. The Company believes the inputs to the model are subjective enough to the fair value determination of the junior subordinated debt to make them Level 3 inputs.

The nonrecurring fair value measurements performed during the quarter ended March 31, 2009 resulted in a pretax fair value impairment adjustment of $57,000 ($33,000 net of tax) to the core deposit intangible asset. The adjustment is reflected as a component of noninterest expense for the quarter ended March 31, 2009.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring and non-recurring basis during the quarters ended March 31, 2009 and 2008 (in 000’s):

	3/31/09	3/31/09	3/31/09	3/31/08
	Impaired loans	CMO’s	Intangible assets	Impaired loans
Reconciliation of Assets:
Beginning balance	$15,967	$12,800	$1,489	$2,211
Total gains or (losses) included in earnings (or other comprehensive income)	(3,685)	(3,286)	(176)	5
Transfers in and/or out of Level 3	10,930	0	(206)	(17)
Ending balance	$23,212	$9,514	$1,107	$2,199

The amount of total gains or (losses) for the period included in earnings (or other comprehensive income) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1,256)	$(3,286)	$(176)	$27

	3/31/2009	3/31/2008
	Junior Sub Debt	Junior Sub Debt
Reconciliation of Liabilities:
Beginning balance	$11,926	$0

Total gains included in earnings (or changes in net assets)	(39)	(540)
Transfers in and/or out of Level 3	0	13,317
Ending balance	$11,887	$12,777

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(39)	$(540)

During the quarter ended March 31, 2008, the Company reclassified approximately $12.8 million in junior subordinated debt from Level 2 to Level 3 because certain significant inputs for the fair value measurement became unobservable. The fair value of junior subordinated debt was again considered a Level 3 input at March 31, 2009. This re-class was primarily the result of continued credit market and liquidity deterioration in which credit markets for trust preferred securities became effectively inactive during the period.

14.  Goodwill and Intangible Assets

At December 31, 2008 the Company had $10.4 million of goodwill, $2.3 million of core deposit intangibles, and $206,000 of other identified intangible assets which were recorded in connection with various business combinations and purchases. The following table summarizes the carrying value of those assets at December 31, 2008 and March 31, 2009.

	March 31, 2009	December 31, 2008
Goodwill	$10,417	$10,417
Core deposit intangible assets	2,538	2,795
Other identified intangible assets	178	206
Total goodwill and intangible assets	$13,133	$13,418

Core deposit intangibles and other identified intangible assets are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets and goodwill at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is approximately $8.8 million related to the Legacy merger (Campbell operating unit) completed during February 2007. The Company conducted its annual impairment testing of the goodwill related to the Campbell operation unit effective March 31st. Impairment testing for goodwill is a two-step process.

The first step is to identify potential impairment, which involves determining and comparing the fair value of the operating unit with its carrying value. If the fair value of the operating unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of possible impairment and the second step is performed to determine the amount of the impairment, if any. The fair value determined in the step one testing was determined based on a discounted cash flow methodology using estimated market discount rates and projections of future cash flows for the Campbell operating unit.  In addition to projected cash flows, the Company also utilized other market metrics including industry multiples of earnings and price-to-book ratios to estimate what a market participant would pay for the operating unit in the current business environment. Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes is discount rates, competitive forces within the industry, and other specific industry and market valuation conditions. The current impairment analysis was impacted by to a large degree by the current economic environment, including significant declines in interest rates, and depressed valuations within the financial industry. Based on the results of step one of the impairment analysis, the Company concluded that the potential for goodwill impairment exists and, therefore, step-two testing will be required to determine if there is goodwill impairment and the amount of goodwill that might be impaired, if any.

The second step will compare the fair value of the Campbell operating unit to the aggregate fair values of its individual assets, liabilities and identified intangibles. The Company cannot reasonably estimate the fair values of Campbell’s individual assets, liabilities and identified intangibles at the current time. During the second quarter of 2009, the Company will utilize the services of an independent valuation firm to assist in determining the fair value of the Campbell operating unit under step-two guidelines and whether goodwill impairment, if any, exists.

Core Deposit Intangibles: During the first quarter of 2009, the Company performed an annual impairment analysis of the core deposit intangible assets associated with the Legacy Bank merger completed during February 2007 (Campbell operating unit). The core deposit intangible asset, which totaled $3.0 million at the time of merger, is being amortized over an estimated life of approximately seven years. As a result, the Company recognized $119,000 and $164,000 in amortization expense during the first quarter of 2009 and 2008, respectively.

During the impairment analysis performed as of March 31, 2009, it was determined that the original deposits purchased from Legacy Bank during February 2007 continue to decline faster than originally anticipated. As a result of increased deposit runoff, particularly in noninterest-bearing checking accounts and savings accounts, the estimated value of the Campbell core deposit intangible was determined to be $1,107,000 at March 31, 2009 rather than the pre-adjustment carrying value of $1,164,000. As a result of the impairment analysis, the Company recorded a pre-tax impairment loss of $57,000 ($33,000, net of tax) reflected as a component of noninterest expense for the quarter ended March 31, 2009.

As a result of impairment testing of core deposit intangible assets related to the Campbell operating unit conducted during the first quarter of 2008, the Company recorded a pre-tax impairment loss of $624,000 ($364,000, net of tax) reflected as a component of noninterest expense for the quarter ended March 31, 2008.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) competitive pressures in the banking industry and changes in the regulatory environment; ii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; iv) credit quality deterioration that could cause an increase in the provision for loan losses; v) Asset/Liability matching risks and liquidity risks; volatility and devaluation in the securities markets, vi) expected cost savings from recent acquisitions are not realized, and, vii) potential impairment of goodwill and other intangible assets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has made certain reclassifications to the 2008 financial information to conform to the classifications used in 2009. Effective January 1, 2009, the Company reclassified a contingent asset that represents a claim from an insurance company related to a charged-off lease portfolio, including specific reserves, from loans to other assets. Management believes the asset is better reflected, given its nature, as an asset other than loans (see Note 1 for more details). All periods presented have been retroactively adjusted for the reclassification to other assets and therefore amounts have been excluded from loans and reserves for credit losses, including impaired and nonaccrual balances for periods prior to March 31, 2009.

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

Trends Affecting Results of Operations and Financial Position

The following table summarizes the three-month and year-to-date averages of the components of interest-bearing assets as a percentage of total interest-bearing assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	3/31/09	12/31/08	3/31/08
Loans and Leases	83.89%	84.11%	83.80%
Investment securities available for sale	14.06%	14.41%	15.47%
Interest-bearing deposits in other banks	2.05%	1.40%	0.45%
Federal funds sold	0.00%	0.08%	0.28%
Total earning assets	100.00%	100.00%	100.00%

NOW accounts	8.21%	7.92%	7.91%
Money market accounts	19.85%	22.89%	21.88%
Savings accounts	7.05%	7.50%	7.73%
Time deposits	33.00%	42.51%	53.58%
Other borrowings	29.64%	16.84%	6.45%
Subordinated debentures	2.25%	2.34%	2.45%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

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

Continued weakness in the real estate markets and the general economy have impacted the Company’s operations during the past several quarters although, the Company continues its business development and expansion efforts throughout a diverse market area.

With market rates of interest declining 100 basis points during the fourth quarter of 2007, and another 400 basis points during the year ended December 31, 2008, the Company continues to experience compression of its net interest margin. The Company’s net interest margin was 4.48% for the three months ended March 31, 2009, as compared to 4.36% for the year ended December 31, 2008, and 4.67% for the three months ended March 31, 2008. With approximately 67% of the loan portfolio in floating rate instruments at March 31, 2009, the effects of market rates continue to impact loan yields. Loans yielded 6.03% during the three months ended March 31, 2009, as compared to 6.81% for the year ended December 31, 2008, and 7.91% for the three months ended March 31, 2008. With the rapid decline in market rates of interest experienced during 2008, deposit repricing was slow to follow the decline in loan rates during the second half of 2008. However, with stock market declines, combined with more substantial FDIC insurance coverage, deposit rates declined during the fourth quarter of 2008 as investors sought safety in bank deposits. Borrowing rates declined significantly during the fourth quarter of 2008 and remained low during the first quarter of 2009, resulting in overnight and short-term borrowing rates of less than 0.50% during the quarter ended March 31, 2009. The Company has benefited from these rate declines, as it has continued to utilize overnight and short-term borrowing lines through the Federal Reserve and Federal Home Loan Bank to a greater degree. The Company’s average cost of funds was 1.68% for the three months ended March 31, 2009 as compared to 2.75% for the year ended December 31, 2008, and 3.55% for the three months ended March 31, 2008.

Total noninterest income of $1.1 million reported for the three months ended March 31, 2009 decreased $1.2 million or 51.1% as compared to the three months ended March 31, 2008, resulting in part to changes in SFAS No. 159 fair market value adjustments between the two three-month periods on the Company’s junior subordinated debt. Noninterest income continues to be driven by customer service fees, which totaled $989,000 for the three months ended March 31, 2009, representing a decrease of $208,000 or 17.4% over the $1.2 million in customer service fees reported for the three months ended March 31, 2008. Although we believe the decline in current economic conditions has had an impact on the level of customer service fees, decreases in ATM fees between the two periods presented resulting from the loss of a contract during 2008 to provide multiple ATM’s in a single location have also adversely impacted the level of customer service fees. Customer service fees represented 86.7% and 51.3% of total noninterest income for the three-month periods ended March 31, 2009 and 2008, respectively.

Noninterest expense decreased approximately $447,000 or 7.3% between the three-month periods ended March 31, 2008 and March 31, 2009. While impairment losses on the Company’s core deposit intangible assets decreased $567,000 between the three-month periods ended March 31, 2008 and 2009, the Company had impairment charges during the first quarter of 2009 of $166,000 on other real estate owned through foreclosure, and $163,000 on investment securities. Salary expense decreased $619,000 or 21.8% between the quarters ended March 31, 2008 and March 31, 2009, primarily as the result of declines in accrued bonuses and employee incentives between the two periods.

On March 24, 2009, the Company’s Board of Directors again declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. The stock dividend replaces quarterly cash dividends and reflects a similar value. Although the Company's capital position remains strong, the change in the dividend from cash to stock begun during the third quarter of 2008 was employed as a precaution against uncertainties in the 1-4 family residential real estate market and the potential impact on the Company's construction and related land and lot loan portfolio. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of April 10, 2009, an additional 119,622 shares were issued to shareholders on April 22, 2009. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet during the three months ended March 31, 2009 with only minor decreases in net loans during the period. Total assets decreased approximately $27.7 million during the three months ended March 31, 2009, with a decrease of $21.6 million in interest-bearing deposits in other banks and investment securities as the Company decreased its borrowing exposure during the quarter. Average loans comprised approximately 86% of overall average earning assets during the three months ended March 31, 2009.

Nonperforming assets remained high during the quarter ended March 31, 2009 as real estate markets continue to suffer from the mortgage crisis which began during mid-2007. Nonaccrual loans increased $6.9 million from the balance reported at December 31, 2008, and increased $35.7 million from the balance reported at March 31, 2008, to a balance of $52.6 million at March 31, 2009. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans.  Impaired loans increased $9.1 million during the three months ended March 31, 2009 to a balance of $58.0 million at March 31, 2009. Other real estate owned through foreclosure decreased $1.0 million between December 31, 2008 and March 31, 2009, as sales of existing OREO exceeded the amount of the single new property that was transferred to OREO during the first quarter of 2009. As a result of these events, nonperforming assets as a percentage of total assets increased from 9.96% at December 31, 2008 to 11.33% at March 31, 2009.

As the economy has declined along with asset valuations, increased emphasis has been placed on impairment analysis of both tangible and intangible assets on the balance sheet. As of March 31, 2009, the Company conducted annual impairment testing on the largest component of its outstanding balance of goodwill, that of the Campbell operating unit (resulting from the Legacy merger during February 2007.) In part, as a result of the severe decline in interest rates and other economic factors within the industry, we could not conclude that there was not a possibility of goodwill impairment under the current economic conditions. We cannot reasonably estimate at this time if there is actually impairment of goodwill related to the Campbell operating unit, and if so, what that the goodwill impairment amount would be. As a result, during the second quarter of 2009 we will utilize an independent valuation service to determine the aggregate fair value of the individual assets, liabilities, and identifiable intangible assets of the Campbell operating unit in question to determine if the goodwill related to that operating unit is impaired, and if so, how much the impairment is.

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Increased charge-offs and significant provisions for loan losses made during the three months ended March 31, 2009 impacted earnings during the first quarter of 2009, but the provision made to the allowance for credit losses, totaling $1.3 million during the first quarter of 2009, along with the allowance for loan losses, is adequate to cover inherent losses in the loan portfolio. Loan and lease charge-offs totaling $2.6 million during the quarter ended March 31, 2009 included the charge-off of a single unsecured commercial loan relationship totaling $1.6 million.

Deposits increased by $13.7 million during the three months ended March 31, 2009, with increases experienced in both interest-bearing checking accounts and time deposit of $100,000 or more. Increases in time deposits of $100,000 or more were largely the result of additional brokered deposits taken during the first quarter of 2009 in an effort to decrease the reliance on borrowed funds as the cost of those brokered deposits became more attractive.

The Company continues to utilize overnight borrowings and other term credit lines to a large degree, with borrowings totaling $113.1 million at March 31, 2009 as compared to $155.0 million at December 31, 2008. The average rate of those term borrowings was 0.65% at March 31, 2009 as compared to 0.93% at December 31, 2008, representing a cost reduction of 28 basis points between the two period-ends. Although the Company continues to realize significant interest expense reductions by utilizing these overnight and term borrowings lines, the use of such lines are monitored closely to ensure sound balance sheet management in light of the current economic and credit environment.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have changed little during the quarter ended March 31, 2009. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 2.53% at March 31, 2009, representing a rate reduction of 23 basis points between December 31, 2008 and March 31, 2009. Pursuant to SFAS No. 159, the Company recorded a $59,000 pretax fair value loss ($34,000 net of tax) on its junior subordinated debt bringing the total cumulative gain recorded on the debt to $3.7 million at March 31, 2009.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties, as well as Campbell, in Santa Clara County. The San Joaquin Valley and other California markets continue to exhibit weak demand for construction lending and commercial lending from small and medium size businesses, as commercial and residential real estate markets declined during much of 2008, a condition which still persists at this time. The past year has presented significant challenges for the banking industry with tightening credit markets, weakening real estate markets, and increased loan losses adversely affecting the industry.

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

Results of Operations

For the three months ended March 31, 2009, the Company reported net income of $921,000 or $0.08 per share ($0.08 diluted) as compared to $2.5 million or $0.20 per share ($0.20 diluted) for the three months ended March 31, 2008. The decline in earnings between the two quarters ended March 31, 2008 and 2009 is primarily the result of a decline in interest rate margins combined with an increase in provisions for loan losses.

The Company’s return on average assets was 0.50% for the three-month period ended March 31, 2009 as compared to 1.29% for the three-month period ended March 31, 2008. The Bank’s return on average equity was 4.46% for the three months ended March 31, 2009 as compared to 11.79% for the same three-month period of 2008.

Net Interest Income

Net interest income before provision for credit losses totaled $7.1 million for the three months ended March 31, 2009, representing a decrease of $837,000, or 10.5% when compared to the $8.0 million reported for the same three months of the previous year. The decrease in quarterly net interest income between 2008 and 2009 is primarily the result of decreased yields on interest-earning assets, which more than offset the decreased yields on interest-bearing liabilities. Additionally, the Company experienced decreases in the volume of interest-earning assets.

The Bank's net interest margin, as shown in Table 1, decreased to 4.48% at March 31, 2009 from 4.67% at March 31, 2008, a decrease of 19 basis point (100 basis points = 1%) between the two periods. Average market rates of interest have decreased significantly between the three-month periods ended March 31, 2008 and 2009. The prime rate averaged 3.25% for the three months ended March 31, 2009 as compared to 6.23% for the comparative three months of 2008.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended March 31, 2009 and 2008

	2009			2008
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets:
Interest-earning assets:
Loans and leases (1)	$542,512	$8,067	6.03%	$576,924	$11,352	7.91%
Investment Securities – taxable	89,676	1,190	5.38%	104,503	1,318	5.07%
Investment Securities – nontaxable (2)	1,252	15	4.86%	2,010	24	4.80%
Interest-bearing deposits in other banks	13,287	40	1.22%	3,083	34	4.44%
Federal funds sold and reverse repos	10	0	0.00%	1,912	16	3.37%
Total interest-earning assets	646,737	$9,312	5.84%	688,432	$12,744	7.45%
Allowance for credit losses	(11,416)			(7,406)
Noninterest-bearing assets:
Cash and due from banks	18,120			23,505
Premises and equipment, net	14,146			15,443
Accrued interest receivable	2,277			3,130
Other real estate owned	29,754			7,021
Other assets	48,883			46,841
Total average assets	$748,501			$776,966
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$42,848	$57	0.54%	$42,551	$56	0.53%
Money market accounts	103,624	519	2.03%	117,732	757	2.59%
Savings accounts	36,783	70	0.77%	41,579	162	1.57%
Time deposits	172,288	1,059	2.49%	288,262	3,226	4.50%
Other borrowings	154,754	356	0.93%	34,727	330	3.82%
Junior subordinated debentures	11,727	103	3.56%	13,166	228	6.96%
Total interest-bearing liabilities	522,024	$2,164	1.68%	538,017	$4,759	3.56%
Noninterest-bearing liabilities:
Noninterest-bearing checking	139,669			146,312
Accrued interest payable	667			1,396
Other liabilities	5,656			6,222
Total Liabilities	668,016			691,947

Total shareholders' equity	80,485			85,019
Total average liabilities and
shareholders' equity	$748,501			$776,966
Interest income as a percentage
of average earning assets			5.84%			7.45%
Interest expense as a percentage
of average earning assets			1.36%			2.78%
Net interest margin			4.48%			4.67%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $386,000 and $817,000 for the three months ended March 31, 2009 and 2008, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the three months ended
	March 31, 2009 compared to March 31, 2008
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$(3,285)	$(2,640)	$(645)
Investment securities available for sale	(137)	67	(204)
Interest-bearing deposits in other banks	6	42	(36)
Federal funds sold and securities purchased
under agreements to resell	(16)	(8)	(8)
Total interest income	(3,432)	(2,539)	(893)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(237)	(171)	(66)
Savings accounts	(92)	(75)	(17)
Time deposits	(2,167)	(1,145)	(1,022)
Other borrowings	26	(406)	432
Subordinated debentures	(125)	(102)	(23)
Total interest expense	(2,595)	(1,899)	(696)
Increase (decrease) in net interest income	$(837)	$(640)	$(197)

For the three months ended March 31, 2009, total interest income decreased approximately $3.4 million, or 26.9% as compared to the three-month period ended March 31, 2008. Earning asset volumes decreased in all earning-asset categories between the three month periods, with the largest decrease experienced in loans.

For the three months ended March 31, 2009, total interest expense decreased approximately $2.6 million, or 54.5% as compared to the three-month period ended March 31, 2008. Between those two periods, average interest-bearing liabilities decreased by $16.0 million, and the average rates paid on these liabilities decreased by 188 basis points.

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the three months ended March 31, 2009, the provision to the allowance for credit losses amounted to $1.4 million as compared to $265,000 for the three months ended March 31, 2008. The amount provided to the allowance for credit losses during the first three months of 2009 brought the allowance to 1.93% of net outstanding loan balances at March 31, 2009, as compared to 2.12% of net outstanding loan balances at December 31, 2008, and 1.30% at March 31, 2008.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008:

(In thousands)	2009	2008	Amount of Change	Percent Change
Customer service fees	$989	$1,197	$(208)	-17.38%
Gain on redemption of securities	0	24	(24)	-100.00%
Loss on sale of OREO	(77)	0	(77)	—
Proceeds from bank-owned life insurance	0	0	0
Gain (loss) on swap ineffectiveness	0	9	(9)	-100.00%
(Loss) gain on fair value of financial liabilities	(59)	540	(599)	-110.93%
Shared appreciation income	9	110	(101)	-91.82%
Other	279	453	(174)	-38.41%
Total noninterest income	$1,141	$2,333	$(1,192)	-51.09%

Noninterest income for the three months ended March 31, 2009 decreased $1.2 million or 51.1% when compared to the same period of 2008. Net decreases in total noninterest income experienced during 2009 were in large part the result of SFAS No. 157 fair value loss adjustments on the Company’s junior subordinated debt totaling $59,000 during the three months ended March 31, 2009, which represents a decrease of $599,000 from the fair market value gains recognized during the three months ended March 31, 2008. Customer service fees decreased $208,000 or 17.4% between the two three-month periods presented, primarily resulting from decreases in ATM fees as well as declining revenues from the Company’s financial services department, which more than offset increases in service fees on deposit accounts. Decreases in ATM fees between the two periods presented are primarily the result of the loss of a contract during 2008 to provide multiple ATM’s in a single location.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008:

Table 4. Changes in Noninterest Expense

(In thousands)	2009	2008	Amount of Change	Percent Change
Salaries and employee benefits	$2,223	$2,842	$(619)	-21.78%
Occupancy expense	942	964	(22)	-2.28%
Data processing	42	80	(38)	-47.50%
Professional fees	400	309	91	29.45%
Directors fees	66	64	2	3.13%
Amortization of intangibles	228	278	(50)	-17.99%
Correspondent bank service charges	107	130	(23)	-17.69%
Impairment loss on core deposit intangible	57	624	(567)	-90.87%
Impairment loss on investment securities	163	0	163	—
Impairment loss on OREO	166	0	166	—
Loss on California tax credit partnership	107	108	(1)	-0.93%
OREO expense	305	32	273	853.13%
Other	863	685	178	25.99%
Total expense	$5,669	$6,116	$(447)	-7.31%

The net decrease in noninterest expense between the three months ended March 31, 2008 and 2009 is comprised of reductions in salaries, bonus incentives, and overhead expenses, increases in OREO, legal, and other expenses associated with nonperforming and foreclosed loans, as well as changes in the components of impairment losses taken on various assets of the Company. As the economy has declined over the past year, the Company has streamlined certain departments to more effectively control costs where the levels of business are lower than they have been historically.

While impairment losses on core deposit intangible assets decreased $567,000 or 90.9% between the quarters ended March 31, 2008 and 2009, additional impairment losses were recorded during the first quarter of 2009 on other of the Company’s assets. Impairment losses totaling $166,000 were realized on OREO during the three months ended March 31, 2009 as OREO properties were further written-down to fair value as new valuations were received. In addition, the Company recognized $163,000 in impairment losses on two of its non-agency collateralized mortgage obligations which were determined to be other-than-temporarily impaired. The amount expensed as impairment losses on the two securities represents the identified credit-related portion of the impairment pursuant to FSP FAS 115-2 which the Company adopted effective March 31, 2009. Although there are some indications of improvement in current economic conditions, a prolonged recessionary period could result in additional impairment losses in the future.

The Company recognized stock-based compensation expense of $13,000 and $33,000 for the three months ended March 31, 2009 and 2008, respectively. This expense is included in noninterest expense under salaries and employee benefits. The Company expects stock-based compensation expense to be about $13,000 per quarter during the remainder of 2009. Under the current pool of stock options, stock-based compensation expense will decline to approximately $6,000 per quarter during 2010, then decline after that through 2011. If new stock options are issued, or existing options fail to vest, for example, due to unexpected forfeitures, actual stock-based compensation expense in future periods will change.

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

Pursuant to FIN 48, the Company reviewed its REIT tax position as of January 1, 2007 (adoption date), and then has again reviewed its position each subsequent quarter since adoption. The Bank, with guidance from advisors, believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined in FIN48) that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007 the Company recorded an adjustment of $1.3 million to beginning retained earnings upon adoption of FIN48 to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. During the years ended December 31, 2008 and 2007, the Company increased the unrecognized tax liability by an additional $87,000 in interest for each of the two years, bringing the total recorded tax liability under FIN48 to $1.5 million at December 31, 2008. The Company has determined that there has been no material change to its position on the REIT from that at December 31, 2008, and as a result recorded an additional $21,000 in interest liability during the quarter ended March 31, 2009. It is the Company’s policy to recognize interest and penalties under FIN48 as a component of income tax expense. The Company has reviewed all of its tax positions as of March 31, 2009, and has determined that, other than the REIT, there are no other material amounts that should be recorded under the guidelines of FIN48.

Financial Condition

Total assets decreased $27.7 million, or 3.64% to a balance of $733.4 million at March 31, 2009, from the balance of $761.1 million at December 31, 2008, and decreased $28.7 million or 3.77% from the balance of $762.1 million at March 31, 2008. Total deposits of $522.1 million at March 31, 2009 increased $13.7 million, or 2.69% from the balance reported at December 31, 2008, but decreased $92.4 million from the balance of $614.5 million reported at March 31, 2008. Between December 31, 2008 and March 31, 2009, loans decreased $1.6 million, or 0.29% to a balance of $543.0 million, while investment securities decreased by $5.1 million, or 5.53%, and interest-bearing deposits in other banks decreased $16.5 million or 80.58%.

Earning assets averaged approximately $646.7 million during the three months ended March 31, 2009, as compared to $688.4 million for the same three-month period of 2008. Average interest-bearing liabilities decreased to $522.0 million for the three months ended March 31, 2009, as compared to $538.0 million for the comparative three-month period of 2008.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $543.0 million at March 31, 2009, a decrease of $1.6 million or 0.29% when compared to the balance of $544.6 million at December 31, 2008, and a decrease of $29.61 million or 5.17% when compared to the balance of $572.6 million reported at March 31, 2008. Loans on average decreased $34.4 million or 5.96% between the three-month periods ended March 31, 2008 and March 31, 2009, with loans averaging $542.5 million for the three months ended March 31, 2009, as compared to $576.9 million for the same three-month period of 2008.

During the first three months of 2009, decreases were experienced in all loan categories except commercial and industrial loans, and to a lesser degree, agricultural loans. The largest declines were experienced in construction loans and real estate mortgage loans, as a result of soft real estate markets and declines in new home sales within the Company’s market area. The following table sets forth the amounts of loans outstanding by category at March 31, 2009 and December 31, 2008, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	March 31, 2009		December 31, 2008
	Dollar	% of	Dollar	% of	Net	%
(In thousands)	Amount	Loans	Amount	Loans	Change	Change
Commercial and industrial	$232,454	42.8%	$223,581	41.1%	$8,873	3.97%
Real estate – mortgage	124,113	22.9%	126,689	23.3%	(2,576)	-2.03%
Real estate – construction	112,825	20.8%	119,884	21.9%	(7,059)	-5.89%
Agricultural	52,280	9.6%	52,020	9.6%	260	0.50%
Installment/other	19,971	3.7%	20,782	3.8%	(811)	-3.90%
Lease financing	1,326	0.2%	1,595	0.3%	(269)	-16.85%
Total Gross Loans	$542,969	100.0%	$544,551	100.0%	$(1,582)	-0.29%

The overall average yield on the loan portfolio was 6.03% for the three months ended March 31, 2009, as compared to 7.91% for the three months ended March 31, 2008, and decreased between the two periods primarily as the result of a significant decline in average market rates of interest between the two periods. At March 31, 2009, 67.0% of the Company's loan portfolio consisted of floating rate instruments, as compared to 64.0% of the portfolio at December 31, 2008, with the majority of those tied to the prime rate.

Deposits

Total deposits increased during the period to a balance of $522.1 million at March 31, 2009 representing an increase of $13.7 million, or 2.69% from the balance of $508.5 million reported at December 31, 2008, and a decrease of $92.4 million, or 15.03% from the balance reported at March 31, 2008. During the first three months of 2009, increases were experienced in time deposits of $100,000 or more, as well as interest-bearing checking accounts. The decrease of $92.4 million in total deposits between the three months ended March 31, 2008 and 2009 was primarily the result of a decrease in brokered time deposits, as maturing brokered deposits were replaced with less expensive overnight and short-term borrowings.

The following table sets forth the amounts of deposits outstanding by category at March 31, 2009 and December 31, 2008, and the net change between the two periods presented.

Table 6. Deposits

	March 31,	December 31,	Net	Percentage
(In thousands)	2009	2008	Change	Change
Noninterest bearing deposits	$142,832	$149,529	$(6,697)	-4.48%
Interest bearing deposits:
NOW and money market accounts	146,567	136,612	9,955	7.29%
Savings accounts	35,890	37,586	(1,696)	-4.51%
Time deposits:
Under $100,000	64,141	66,128	(1,987)	-3.01%
$100,000 and over	132,710	118,631	14,079	11.87%
Total interest bearing deposits	379,308	358,957	20,351	5.67%
Total deposits	$522,140	$508,486	$13,654	2.69%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $20.4 million, or 5.67% between December 31, 2008 and March 31, 2009, while noninterest-bearing deposits decreased $6.7 million, or 4.48% between the same two periods presented.

Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 70.3% and 71.9% of the total deposit portfolio at March 31, 2009 and December 31, 2008, respectively. Brokered deposits totaled $105.1 million at March 31, 2009 as compared to $93.4 million at December 31, 2008 and $103.0 million at March 31, 2008. The Company continues to utilize more cost-effective overnight borrowing lines through Federal Reserve Discount Window, but in an effort to reduce its reliance on borrowed funds, the Company has recently increased the level of brokered deposits as rates of those deposits have become more attractive.

On a year-to-date average (refer to Table 1), the Company experienced a decrease of $141.2 million or 22.19% in total deposits between the three-month periods ended March 31, 2008 and March 31, 2009. Between these two periods, average interest-bearing deposits decreased $134.6 million or 27.51%, while total noninterest-bearing checking decreased $6.6 million or 4.54% on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized and uncollateralized lines of credit aggregating $207.0 million, as well as FHLB lines of credit totaling $79.9 million at March 31, 2009. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At March 31, 2009, the Company had $64.0 million borrowed against its FHLB lines of credit, and $49.2 million in overnight borrowings at the Federal Reserve Discount Window. The $64.0 million in FHLB borrowings outstanding at March 31, 2009 is summarized below. The Company had collateralized and uncollateralized lines of credit aggregating $242.7 million, as well as FHLB lines of credit totaling $97.1 million at December 31, 2008.

FHLB term borrowings at March 31, 2009 (in 000’s):

Term	Balance at 3/31/09	Rate	Maturity
3 months	$20,000	0.38%	6/30/09
3 months	33,000	0.35%	6/30/09
2 year	11,000	2.67%	2/11/10
	$64,000	0.67%

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss”. Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss. At March 31, 2009 problem graded or “classified” loans totaled $81.2 million or 15.0% of gross loans as compared to $82.7 million or 15.0% of gross loans at December 31, 2008.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at March 31, 2009 and December 31, 2008.

	Balance	Balance
(in 000's)	March 31, 2009	December 31,2008
Specific allowance – impaired loans	$4,393	$4,972
Formula allowance – special mention and classified loans	2,377	$2,865
Total allowance for special mention and classified loans	6,770	7,837

Formula allowance for pass loans	3,677	3,551
Unallocated allowance	1	142
Total allowance	$10,448	$11,530

Impaired loans increased approximately $9.1 million between December 31, 2008 and March 31, 2009. The specific allowance related to those impaired loans decreased $580,000 between December 31, 2008 and March 31, 2009. The formula allowance related to loans that are not impaired (including special mention and substandard) decreased approximately $488,000 between December 31, 2008 and March 31, 2009, as the result of decreases in the volume of substandard and special mention loans. The level of “pass” loans and the related formula allowance remained relatively stable between December 31, 2008 and March 31, 2009.

At March 31, 2009, the Company segregated approximately $19.4 million of the total $77.9 million in substandard classified loans for purposes of the quarterly analysis of the adequacy of the allowance for credit losses under SFAS No. 5. Many of these loans had been downgraded to substandard because the borrowers had other direct or indirect lending relationships which were classified as substandard or impaired. The $19.4 million in substandard loans consists of ten borrowing relationships, which although classified as substandard, the Company believes are performing and therefore do not warrant the same loss factors as other substandard loans in the portfolio. The adequacy of the allowance for credit losses related to this $19.4 million pool of substandard loans was based upon current payment history, loan-to-value ratios, future anticipated performance, and other various factors. The formula allowance for credit losses related to these substandard loans totaled $1.2 million at both March 31, 2009 and December 31, 2008. This formula reserve is included in the formula allowance for special mention and classified loans totaling $2.4 million in the table above.

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. Other than for the segregation of approximately $19.4 million in substandard loans at March 31, 2009 discussed above, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses during the nine months ended March 31, 2009.

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

At March 31, 2009 and 2008, the Company's recorded investment in loans for which impairment has been identified totaled $58.0 million and $15.3 million, respectively. Included in total impaired loans at March 31, 2009, are $29.7 million of impaired loans for which the related specific allowance is $4.4 million, as well as $28.8 million of impaired loans that as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at March 31, 2008 included $2.9 million of impaired loans for which the related specific allowance is $611,000, as well as $12.4 million of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $56.2 million during the first three months of 2009 and $15.3 million during the first three months of 2008. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the three months ended March 31, 2009 and 2008, the Company recognized no income on such loans.

As with nonaccrual loans, the greatest volume in impaired loans during the three months ended March 31, 2009 is in real estate construction loans, with that loan category comprising more than 58% of total impaired loans at March 31, 2009. Although construction loans are generally collateral dependent and the related collateral is considered adequate to cover the loan’s carrying value in many cases, the specific reserve related to impaired construction loans has increased approximately $381,000 since December 31, 2008 as property valuations continued to decline. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans, approximately $48.5 million or 83.6% are secured by real estate, and $52.7 million of total impaired loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, and developing that land if required, and to develop real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at March 31, 2009 and December 31, 2008.

			Balance	Reserve
(in 000’s)	Balance March 31, 2009	Reserve March 31, 2009	December 31, 2008	December 31, 2008
Commercial and industrial	$17,346	$1,382	$12,244	$2,340
Real estate – mortgage	2,490	225	3,689	226
Real estate – construction	34,025	2,719	28,927	2,338
Agricultural	4,169	68	4,086	68
Installment/other	0	0	0	0
Lease financing	0	0	0	0
Total	$58,030	$4,394	$48,946	$4,972

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

Table 7. Allowance for Credit Losses - Summary of Activity (unaudited)

	March 31,	March 31,
(In thousands)	2009	2008
Total loans outstanding at end of period before
deducting allowances for credit losses	$541,915	$571,086
Average net loans outstanding during period	542,512	576,924

Balance of allowance at beginning of period	11,530	7,431
Loans charged off:
Real estate	(105)	(219)
Commercial and industrial	(2,404)	(60)
Lease financing	(25)	(4)
Installment and other	(65)	(19)
Total loans charged off	(2,599)	(302)
Recoveries of loans previously charged off:
Real estate	0	1
Commercial and industrial	160	59
Lease financing	0	0
Installment and other	6	0
Total loan recoveries	166	60
Net loans charged off	(2,433)	(242)

Provision charged to operating expense	1,351	265
Balance of allowance for credit losses
at end of period	$10,448	$7,454

Net loan charge-offs to total average loans (annualized)	1.82%	0.17%
Net loan charge-offs to loans at end of period (annualized)	1.82%	0.17%
Allowance for credit losses to total loans at end of period	1.93%	1.31%
Net loan charge-offs to allowance for credit losses (annualized)	94.44%	13.06%
Net loan charge-offs to provision for credit losses (annualized)	180.09%	91.32%

At March 31, 2009 and 2008, $272,000 and $518,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities. Management believes that the 1.93% credit loss allowance at March 31, 2009 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets

	March 31,	December 31,
(In thousands)	2009	2008
Nonaccrual Loans	$52,619	$45,671
Restructured Loans (1)	1,372	0
Total nonperforming loans	53,991	45,671
Other real estate owned	29,116	30,153
Total nonperforming assets	$83,107	$75,824

Loans past due 90 days or more, still accruing	$838	$680
Nonperforming loans to total gross loans	9.94%	8.39%
Nonperforming assets to total gross loans	15.31%	13.92%
(1) Included in nonaccrual loans at March 31, 2009 are restructured loans totaling $4.4 million.

Non-performing assets have increased $7.3 million or 9.61% between December 31, 2008 and March 31, 2009 as depressed real estate markets and related sectors continue to impact credit markets and the general economy. Nonaccrual loans increased $6.9 million between December 31, 2008 and March 31, 2009, with construction loans comprising approximately 61% of total nonaccrual loans at March 31, 2009, and commercial and industrial loans comprising an additional 27%. The following table summarizes the nonaccrual totals by loan category for the periods shown.

	Balance	Balance	Change from
Nonaccrual Loans (in 000's):	March 31, 2009	December 31, 2008	December 31, 2008
Commercial and industrial	$14,083	$9,507	$4,576
Real estate - mortgage	2,188	3,714	(1,526)
Real estate - construction	32,131	28,927	3,204
Agricultural	4,169	3,406	763
Installment/other	0	55	(55)
Lease financing	48	62	(14)
Total Nonaccrual Loans	$52,619	$45,671	$6,948

Increases in nonaccrual construction loans are the result of a significant slowdown in new housing starts and the resultant depreciation in land, and both partially completed and completed construction projects. As with impaired loans, a large percentage of nonaccrual loans were made for the purpose of residential construction, residential and commercial acquisition and development, and land development. Non-performing assets totaled 15.31% of total loans at March 31, 2009 as compared to 13.92% of total loans at December 31, 2008.

The Company purchased a schedule of payments collateralized by Surety Bonds and lease payments in September 2001 that have a current balance owing of $5.4 million plus interest. The leases have been nonperforming since June 2002 (see “Asset Quality and Allowance for Credit Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2007 Annual Report on Form 10-K). For reporting purposes at December 31, 2008, the impaired lease portfolio was on non-accrual status and had a specific allowance allocation of $3.5 million, and a net carrying value of $1.9 million. The specific allowance was determined based on an estimate of expected future cash flows.

The Company believes that under generally accepted accounting principles a total loss of principal is not probable, and the specific allowance of $3.5 million calculated for the impaired lease portfolio at December 31, 2008 under SFAS No. 114 is in accordance with generally accepted accounting principles. During the first quarter of 2009, the Company evaluated its position with regard to the nonperforming lease portfolio, and determined that because the ultimate payoff of the lease portfolio would come from the underlying surety bonds rather than individual leases, the portfolio was better classified as a receivable to be included in other assets rather than classified as loans. As a result, the Company reclassified the net lease amount of $1.9 million ($5.4 million in gross leases less $3.5 million is specific reserve) from loans to other assets effective January 1, 2009. All periods presented in this 10-Q for the period ended March 31, 2009 have been restated to reflect the transfer of the nonperforming lease portfolio from loans to other assets. The Company will continue to review the lease portfolio receivable for impairment on a quarterly basis. As of March 31, 2009, the Company concluded that there was no additional impairment of the lease portfolio receivable.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at March 31, 2009 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 67.0% of the Company’s loan portfolio at March 31, 2009. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At March 31, 2009, the Bank had 72.5% of total assets in the loan portfolio and a loan to deposit ratio of 103.8%, as compared to 69.9% of total assets in the loan portfolio and a loan to deposit ratio of 106.8% at December 31, 2008. Liquid assets at March 31, 2009 include cash and cash equivalents totaling $14.6 million as compared to $19.4 million at December 31, 2008. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $286.9 million at March 31, 2009.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. During the three months ended March 31, 2009, cash dividends paid by the Bank to the parent company totaled $200,000.

Cash Flow

Cash and cash equivalents have declined during the two three-month periods ended March 31, 2008 and 2009 with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2007	$25,300
March 31, 2008	$21,914
December 31, 2008	$19,426
March 31, 2009	$14,610

Cash and cash equivalents decreased $4.8 million during the three months ended March 31, 2009, as compared to a decrease of $3.4 million during the three months ended March 31, 2008.

The Company has maintained positive cash flows from operations, which amounted to $3.4 million, and $2.6 million for the three months ended March 31, 2009, and March 31, 2008, respectively. The Company experienced net cash inflows from investing activities totaling $19.9 million during the three months ended March 31, 2009, as maturities of interest-bearing deposits in other banks, and principal paydowns on investment securities, exceeded other investing requirements during the period. The Company experienced net cash inflows from investing activities totaling $5.3 million during the three months ended March 31, 2008 as loan paydowns and principal paydowns on investment securities exceeded purchases of investment securities and other investing activities during that three-month period.

Net cash flows from financing activities, including deposit growth and borrowings, have traditionally provided funding sources for loan growth, but during the quarters ended March 31, 2009 and 2008, the Company experienced net cash outflows totaling $28.2 million and $11.3 million, respectively. For the quarter ended March 31, 2009, reductions in borrowings exceeded increases in deposits, while for the quarter ended March 31, 2008, declines in time deposits and overnight borrowings exceeded increases in demand deposit and savings accounts, as well as longer-term borrowings. The Company has the ability to decrease loan growth, increase deposits and borrowings, or a combination of both to manage balance sheet liquidity.

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

The following table sets forth the Company’s and the Bank's actual capital positions at March 31, 2009 and the minimum capital requirements for both under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank
	Actual	Actual	Minimum
	Capital Ratios	Capital Ratios	Capital Ratios
Total risk-based capital ratio	13.70%	13.22%	10.00%
Tier 1 capital to risk-weighted assets	12.44%	11.96%	6.00%
Leverage ratio	11.30%	10.88%	5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at March 31, 2009. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first three months of 2009, the Company has received $200,000 in cash dividends from the Bank, from which the Company paid $4,000 in cash dividends to shareholders.

Under California state banking law, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the California State Department of Financial Institutions, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. During 2008, the Bank paid dividends of $4.3 million to the Company. Because the distributions made by the Bank to the Holding Company over the past three fiscal years equal the amount of the Bank’s net income for the last three years, at December 31, 2008, the Bank has been required during 2009 to gain approval of the California State Department of Financial Institutions before paying dividends to the holding company. With positive earnings during the first quarter of 2009, the Bank expects to be able to pay sufficient dividends to the holding company to cover their current cash flow requirements.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At March 31, 2009 the Bank's qualifying balance with the Federal Reserve was approximately $25,000 consisting of balances held with the Federal Reserve.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of March 31, 2009 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at March 31, 2009, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at March 31, 2009 and December 31, 2008 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	March 31, 2009			December 31, 2008
Change in	Estimated MV	Change in MV	Change in MV	Estimated MV	Change in MV	Change in MV
Rates	of Equity	of Equity $	of Equity $	Of Equity	of Equity $	of Equity %
+ 200 BP	$82,349	$9,359	12.82%	$78,206	$2,935	3.90%
+ 100 BP	79,140	6,149	8.42%	77,483	2,212	2.94%
0 BP	72,991	0	0.00%	75,270	0	0.00%
- 100 BP	73,029	38	0.05%	76,528	1,258	1.67%
- 200 BP	75,323	2,332	3.20%	78,732	3,462	4.60%

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

(b) Changes in Internal Controls over Financial Reporting: During the quarter ended March 31, 2009, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls over financial reporting or other factors that could significantly affect these controls.

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

PART II. Other Information

Item 1. Not applicable

Item 1A. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by Affiliates and Associated Purchasers

			Total Number of	Maximum Number
		Weighted	Shares Purchased	of Shares That May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	Of Shares	Price Paid	Announced Plan	Under the Plans
Period	Purchased	Per Share	or Program	or Programs
01/01/09 to 01/31/09	0	—	0	175,327
02/01/09 to 02/28/09	488	$7.50	488	174,839
03/01/09 to 03/31/09	0	—	0	174,839

Total first quarter 2009	488	$7.50	488

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

During the three months ended March 31, 2009, 488 shares were repurchased at a total cost of $3,600 at an average per share price of $7.50.

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

United Security Bancshares

Date: May 10, 2009	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer