Form 10-Q
period 2009-06-30
UNITED SECURITY BANCSHARES
filed 2009-08-14
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO .

Commission file number: 000-32987

UNITED SECURITY BANCSHARES
 (Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

 Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2009:   $43,114,654

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value
(Title of Class)

Shares outstanding as of July 31, 2009: 12,250,294

TABLE OF CONTENTS

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
June 30, 2009 and December 31, 2008

	June 30,	December 31,
(in thousands except shares)	2009	2008
Assets
Cash and due from banks	$16,458	$19,426
Federal funds sold	0	0
Cash and cash equivalents	16,458	19,426
Interest-bearing deposits in other banks	3,605	20,431
Investment securities available for sale (at fair value)	81,767	92,749
Loans and leases	548,701	544,551
Unearned fees	(946)	(1,234)
Allowance for credit losses	(15,842)	(11,529)
Net loans	531,913	531,788
Accrued interest receivable	2,585	2,394
Premises and equipment – net	13,662	14,285
Other real estate owned	37,065	30,153
Intangible assets	2,493	3,001
Goodwill	7,391	10,417
Cash surrender value of life insurance	14,724	14,460
Investment in limited partnership	2,488	2,702
Deferred income taxes - net	10,566	7,138
Other assets	13,815	12,133
Total assets	$738,532	$761,077

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$126,881	$149,529
Interest bearing	383,992	358,957
Total deposits	510,873	508,486
Federal funds purchased	71,305	66,545
Other borrowings	64,000	88,500
Accrued interest payable	530	648
Accounts payable and other liabilities	5,901	5,362
Junior subordinated debentures (at fair value)	11,927	11,926
Total liabilities	664,536	681,467

Shareholders' Equity
Common stock, no par value
20,000,000 shares authorized, 12,250,294 and 12,010,372
issued and outstanding, in 2009 and 2008, respectively	36,362	34,811
Retained earnings	41,418	47,722
Accumulated other comprehensive loss	(3,784)	(2,923)
Total shareholders' equity	73,996	79,610
Total liabilities and shareholders' equity	$738,532	$761,077

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except shares and EPS)	2009	2008	2009	2008
Interest Income:
Loans, including fees	$7,476	$10,083	$15,543	$21,435
Investment securities – AFS – taxable	1,114	1,282	2,304	2,600
Investment securities – AFS – nontaxable	14	15	29	39
Federal funds sold	0	1	0	17
Interest on deposits in other banks	37	50	77	84
Total interest income	8,641	11,431	17,953	24,175
Interest Expense:
Interest on deposits	1,569	3,020	3,274	7,221
Interest on other borrowings	278	682	737	1,240
Total interest expense	1,847	3,702	4,011	8,461
Net Interest Income Before
Provision for Credit Losses	6,794	7,729	13,942	15,714
Provision for Credit Losses	6,807	451	8,158	716
Net Interest Income	(13)	7,278	5,784	14,998
Noninterest Income:
Customer service fees	1,019	1,272	2,008	2,469
Gain on redemption of securities	0	0	0	24
Loss on sale of other real estate owned	(68)	67	(145)	67
Loss on swap ineffectiveness	0	0	0	9
(Loss) gain on fair value of financial liability	(46)	(39)	(105)	501
Shared appreciation income	14	33	23	143
Other	359	388	638	841
Total noninterest income	1,278	1,721	2,419	4,054
Noninterest Expense:
Salaries and employee benefits	2,063	2,903	4,286	5,745
Occupancy expense	939	996	1,881	1,960
Data processing	23	69	65	149
Professional fees	411	408	811	717
FDIC/DFI insurance assessments	470	151	616	243
Director fees	62	67	128	131
Amortization of intangibles	223	257	451	535
Correspondent bank service charges	101	96	208	226
Impairment loss on core deposit intangible	0	0	57	624
Impairment loss on investment securities (cumulative
total other-than-temporary loss of $3.3 million,
net of $3.1 million recognized in other
comprehensive loss, pre-tax)	240	0	403	0
Impairment loss on goodwill	3,026	0	3,026	0
Impairment loss on OREO	337	31	503	31
Loss on California tax credit partnership	107	108	214	216
OREO expense	538	48	843	80
Other	555	607	1,272	1,200
Total noninterest expense	9,095	5,741	14,764	11,857
(Loss) Income Before Taxes on Income	(7,830)	3,258	(6,561)	7,195
(Benefit) Provision for Taxes on Income	(2,104)	1,188	(1,756)	2,625
Net (Loss) Income	$(5,726)	$2,070	$(4,805)	$4,570
Other comprehensive loss, net of tax:
Unrealized loss on available for sale securities, interest
rate swap, and past service costs of employee benefit plans -
net income tax benefit of $(85), $(780), $(574) and $(932)	(128)	(1,171)	(861)	(1,398)
Comprehensive (Loss) Income	$(5,854)	$899	$(5,666)	$3,172
Net (loss) income per common share
Basic	$(0.47)	$0.17	$(0.39)	$0.37
Diluted	$(0.47)	$0.17	$(0.39)	$0.37
Shares on which net income per common shares
were based
Basic	12,250,294	12,298,550	12,250,402	12,312,735
Diluted	12,250,294	12,301,665	12,250,402	12,316,972

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Periods Ended June 30, 2009 (unaudited)

	Common stock	Common stock		Accumulated Other
	Number		Retained	Comprehensive
(In thousands except shares)	of Shares	Amount	Earnings	Income (Loss)	Total
Balance January 1, 2008	11,855,192	$32,587	$49,997	$(153)	$82,431

Director/Employee stock options exercised	8,000	70			70
Net changes in unrealized loss
on available for sale securities
(net of income tax benefit of $962)				(1,443)	(1,443)
Net changes in unrealized loss
on interest rate swaps
(net of income tax of $1)				2	2
Net changes in unrecognized past service
Cost on employee benefit plans
(net of income tax of $28)				43	43
Dividends on common stock ($0.26 per share)			(3,072)		(3,072)
Repurchase and cancellation of common shares	(64,200)	(978)			(978)
Stock-based compensation expense		61			61
Net Income			4,570		4,570
Balance June 30, 2008	11,798,992	31,740	51,495	(1,551)	81,684

Net changes in unrealized loss
on available for sale securities
(net of income tax benefit of $948)				(1,422)	(1,422)
Net changes in unrecognized past service
Cost on employee benefit plans
(net of income tax of $34)				50	50
Dividends on common stock (cash-in-lieu)			(9)		(9)
1% common stock dividend	236,181	3,264	(3,264)		0
Repurchase and cancellation of common shares	(24,801)	(241)			(241)
Stock-based compensation expense		48			48
Net Income			(500)		(500)
Balance December 31, 2008	12,010,372	34,811	47,722	(2,923)	79,610

Net changes in unrealized loss
on available for sale securities
(net of income tax benefit of $574)				(861)	(861)
Dividends on common stock (cash-in-lieu)			(6)		(6)
1% common stock dividend	240,410	1,493	(1,493)		0
Repurchase and cancellation of common shares	(488)	(4)			(4)
Other		35			35
Stock-based compensation expense		27			27
Net Loss			(4,805)		(4,805)
Balance June 30, 2009	12,250,294	$36,362	$41,418	$(3,784)	$73,996

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2009	2008
Cash Flows From Operating Activities:
Net (loss) income	$(4,805)	$4,570
Adjustments to reconcile net (loss) income
to cash provided by operating activities:
Provision for credit losses	8,158	813
Depreciation and amortization	1,251	1,382
Accretion of investment securities	(36)	(73)
Gain on redemption of securities	0	(24)
(Increase) decrease in accrued interest receivable	(191)	840
Decrease in accrued interest payable	(118)	(806)
Decrease in unearned fees	(287)	(291)
(Decrease) increase in income taxes payable	(2,166)	2,025
Stock-based compensation expense	27	61
Decrease in accounts payable and accrued liabilities	(78)	(846)
Loss (gain) on sale of other real estate owned	145	(67)
Impairment loss on other real estate owned	503	31
Impairment loss on goodwill	3,026	0
Impairment loss on core deposit intangible	57	624
Impairment loss on investment securities	403	0
Gain on swap ineffectiveness	0	(9)
Increase in surrender value of life insurance	(264)	(327)
Loss (gain) on fair value option of financial liabilities	105	(501)
Loss on tax credit limited partnership interest	214	216
Net decrease (increase) in other assets	342	(377)
Net cash provided by operating activities	6,286	7,241

Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	16,827	(3,861)
Purchases of available-for-sale securities	0	(41,000)
Maturities and calls of available-for-sale securities	9,100	29,979
Net redemption from (investment in) limited partnerships	7	(17)
Investment in other bank stock	0	(72)
Proceeds from sale of investment in title company	99	0
Net (increase) decrease in loans	(20,485)	5,888
Proceeds from sales of foreclosed assets	0	52
Net proceeds from settlement of other real estate owned	2,650	1,710
Capital expenditures for premises and equipment	(120)	(277)
Net cash provided by (used in) investing activities	8,078	(7,598)

Cash Flows From Financing Activities:
Net (decrease) increase in demand deposit
and savings accounts	(3,934)	24,409
Net increase (decrease) in certificates of deposit	6,320	(100,354)
Net decrease in federal funds purchased	4,760	60,360
Net (decrease) increase in FHLB term borrowings	(24,500)	18,000
Proceeds from Director/Employee stock options exercised	0	70
Repurchase and retirement of common stock	31	(978)
Payment of dividends on common stock	(9)	(3,021)
Net cash used in financing activities	(17,332)	(1,514)

Net decrease in cash and cash equivalents	(2,968)	(1,871)
Cash and cash equivalents at beginning of period	19,426	25,300
Cash and cash equivalents at end of period	$16,458	$23,429

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

Reclassification Amount (in 000's)	12/31/2008	6/30/2008	12/31/2007
Lease principal claim included in gross loans	$5,425	$5,425	$5,425
Allowance for credit losses	(3,542)	(3,567)	(3,470)
Net balance transferred to other assets	$1,883	$1,858	$1,955

New Accounting Standards:

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, Subsequent Events (“SFAS 165”).  This Statement sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  This Statement became effective for the Company at June 30, 2009 (see Note 15) and had no impact on the Company’s financial condition or results of operation.

In April of 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments.” This position extends the disclosure requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to interim financial statements of publicly traded companies. Staff Position No. FAS 107-1 is effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this staff position at June 30, 2009 (see Note 13).

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FASB staff position amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. If an entity determines that it has other-than-temporary impairment on its securities, it must recognize the credit loss on the securities in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The staff position expands disclosures about other-than-temporary impairment and requires that the annual disclosures in FASB Statement No. 115, FSP FAS 115-1 and FAS 124-1 be made for interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FASB staff position for the interim reporting period ending March 31, 2009. See Note 2 to the consolidated financial statements for the impact on the Company of adopting FSP No. FAS 115-2 and FAS 124-2.

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

2. Investment Securities Available for Sale

Following is a comparison of the amortized cost and approximate fair value of securities available-for-sale, as of June 30, 2009 and December 31, 2008:

		Gross	Gross	Fair Value
(In thousands)	Amortized	Unrealized	Unrealized	(Carrying
June 30, 2009:	Cost	Gains	Losses	Amount)
U.S. Government agencies	$38,850	$1,225	$(69)	$40,006
U.S. Government agency CMO’s	17,815	291	0	18,106
Residential mortgage obligations	15,981	0	(6,955)	9,026
Obligations of state and
political subdivisions	1,252	25	0	1,277
Other investment securities	13,945	0	(593)	13,352
	$87,843	$1,541	$(7,617)	$81,767
December 31, 2008:
U.S. Government agencies	$43,110	$1,280	$(204)	$44,186
U.S. Government agency CMO’s	21,317	189	(40)	21,466
Residential mortgage obligations	17,751	0	(4,951)	12,800
Obligations of state and
political subdivisions	1,252	28	0	1,280
Other investment securities	13,880	0	(863)	13,017
	$97,310	$1,497	$(6,058)	$92,749

Included in other investment securities at June 30, 2009 are a short-term government securities mutual fund totaling $7.5 million, a CRA-qualified mortgage fund totaling $4.9 million, and a money-market mutual fund totaling $945,000. Included in other investment securities at December 31, 2008, is a short-term government securities mutual fund totaling $7.2 million, a CRA-qualified mortgage fund totaling $4.9 million, and an overnight money-market mutual fund totaling $880,000. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were no realized gains on sales of available-for-sale securities during the six months ended June 30, 2009. There were no realized losses on sales or calls of available-for-sale securities during the six months ended June 30, 2009, but there were realized other-than-temporary impairment losses totaling $403,000 on two of the Company’s residential mortgage obligations (see discussion below.) There were realized gains totaling $24,000 on calls of available-for-sale securities during the six months ended June 30, 2008. There were no realized gains or losses on sales of available-for-sale securities during the six months ended June 30, 2008.

Securities that have been temporarily impaired less than 12 months at June 30, 2009 are comprised of two U.S. government agency securities with a total weighted average life of 3.3 years. As of June 30, 2009, there were three residential mortgage obligations and two other investment securities with a total weighted average life of 2.8 years that have been temporarily impaired for twelve months or more.

The following summarizes the total of temporarily impaired and other-than-temporarily impaired investment securities at June 30, 2009 (see discussion below for other than temporarily impaired securities included here):

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$1,560	$(69)	$0	$0	$1,560	$(69)
Residential mortgage
obligations	0	0	9,026	(6,955)	9,026	(6,955)
Obligations of state and
political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	12,407	(593)	12,407	(593)
Total impaired securities	$1,560	$(69)	$21,433	$(7,548)	$22,993	$(7,617)

Securities that have been temporarily impaired less than 12 months at June 30, 2008 are comprised of one U.S. Government CMO, three residential mortgage obligations, and three U.S. government agency securities with a total weighted average life of 3.0 years. As of June 30, 2008, there were two other investment securities and one U.S. government agency security with a total weighted average life of 1.5 years that have been temporarily impaired for twelve months or more.

The following summarizes temporarily impaired investment securities at June 30, 2008:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$5,336	$(48)	$4,842	$(172)	$10,178	$(220)
U.S. Government
agency CMO’s	5,747	(1,984)	0	0	5,747	(1,984)
Residential mortgage obligations	16,672	(82)	0	0	16,672	(82)
Obligations of state and
political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	12,425	(575)	12,425	(575)
Total impaired securities	$27,755	$(2,032)	$17,267	$(747)	$45,022	$(2,779)

At June 30, 2009 and December 31, 2008, available-for-sale securities with an amortized cost of approximately $73.6 million and $81.4 million (fair value of $70.6 million and $79.6 million) were pledged as collateral for public funds, and treasury tax and loan balances.

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

Effective the first quarter 2009, the Company adopted FSP 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”, which establishes a new model for measuring and disclosing OTTI for all debt securities. Other-than-temporary-impairment occurs under FSP 115-2 when the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary-impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary-impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary-impairment related to the credit loss is recognized in earnings, and is determined based on the difference between the present value of cash flows expected to be collected and the current amortized cost of the security. The amount of the total other-than-temporary-impairment related to other factors shall be recognized in other comprehensive loss, net of applicable taxes. The previous amortized cost basis less the other-than-temporary-impairment recognized in earnings shall become the new amortized cost basis of the investment.

At June 30, 2009, the decline in market value for all but three (see below) of the impaired securities is attributable to changes in interest rates and illiquidity, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.

At June 30, 2009, the Company had three non-agency collateralized mortgage obligations which have been impaired more than twelve months. The three non-agency collateralized mortgage obligations had a market value of $9.0 million and unrealized losses of approximately $7.0 million at June 30, 2009. These non-agency mortgage-backed securities were rated less than high credit quality at June 30, 2009 and are within the scope of EITF 99-20. Pursuant to EITF 99-20, the Company evaluated OTTI by comparing the present value of expected cash flows to previous estimates to determine whether there had been adverse changes in cash flows during the quarter. The OTTI evaluation was conducted utilizing the services of a third party specialist and consultant in MBS and CMO products. The cash flow assumptions used in the evaluation included a number of factors including changes in delinquency rates, anticipated prepayment speeds, loan-to-value ratios, changes in agency ratings, and market prices. As a result of the impairment evaluation, the Company determined that there had been adverse changes in cash flows in two of the three non-agency collateralized mortgage obligations reviewed, and concluded that these two non-agency collateralized mortgage obligations were other-than-temporarily impaired. The two securities had other-than-temporary-impairment losses of $3.3 million, of which $240,000 was recorded as expense and $3.1 million was recorded in other comprehensive loss. These three non-agency collateralized mortgage obligations remained classified as available for sale at June 30, 2009.

The following table details the two non-agency collateralized mortgage obligations with other-than-temporary-impairment, their credit rating at June 30, 2009, the related credit losses recognized in earnings during the quarter, and impairment losses in other comprehensive loss:

	June 30, 2009
	RALI 2006-QS1G A10	RALI 2006 QS8 A1
	Rated Caa	Rated Caa	Total
Amortized cost	$6,032,946	$1,794,345	$7,827,291
Credit loss (expense)	(202,079)	(37,772)	(239,851)
Other impairment (OCI)	(2,358,185)	(693,385)	(3,051,570)
Carrying amount	3,472,682	1,063,188	4,535,870
Total impairment	$(2,560,264)	$(731,157)	$(3,291,421)

The total other comprehensive loss (OCI) balance of $3.1 million in the above table is included in unrealized losses of 12 months or more at June 30, 2009.

3. Loans and Leases

Loans include the following:

	June 30,	% of	December 31,	% of
(In thousands)	2009	Loans	2008	Loans
Commercial and industrial	$248,893	45.3%	$223,581	41.1%
Real estate – mortgage	128,977	23.5%	126,689	23.3%
Real estate – construction	91,557	16.7%	119,884	21.9%
Agricultural	57,992	10.6%	52,020	9.6%
Installment/other	20,195	3.7%	20,782	3.8%
Lease financing	1,087	0.2%	1,595	0.3%
Total Gross Loans	$548,701	100.0%	$544,551	100.0%

The Company had no loans over 90 days past due and still accruing at June 30, 2009. Loans over 90 days past due and still accruing totaled $680,000 at December 31, 2008. Nonaccrual loans totaled $56.2 million and $45.7 million at June 30, 2009 and December 31, 2008, respectively.

An analysis of changes in the allowance for credit losses is as follows:

	June 30,	December 31,	June 30,
(In thousands)	2009	2008	2008
Balance, beginning of year	$11,529	$7,431	$7,431
Provision charged to operations	8,158	9,526	716
Losses charged to allowance	(4,085)	(5,545)	(564)
Recoveries on loans previously charged off	240	117	73
Balance at end-of-period	$15,842	$11,529	$7,656

The allowance for credit losses represents management's estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. The formula allowance for unfunded loan commitments totaling $246,000 and $313,000 at June 30, 2009 and December 31, 2008, respectively, is carried in other liabilities. The Company’s market areas of the San Joaquin Valley, the greater Oakhurst area, East Madera County, and Santa Clara County, have all been impacted by the economic downturn related to depressed real estate markets and the tightening of liquidity markets. The Company has taken these events into account when reviewing estimates of factors that may impact the allowance for credit losses.

The Company grades “problem” or “classified” loans according to certain risk factors associated with individual loans within the loan portfolio. Classified loans consist of loans which have been graded substandard, doubtful, or loss based upon inherent weaknesses in the individual loans or loan relationships. Classified loans include not only impaired loans (as defined under SFAS No. 114), but also loans which based upon inherent weaknesses result in a risk grading of substandard, doubtful, or loss. The following table summarizes the Company’s classified loans at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
(in 000's)	2009	2008
Impaired loans	$67,158	$48,946
Classified loans not considered impaired	17,675	33,758
Total classified loans	$84,833	$82,704

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the periods presented:

(in thousands)	June 30, 2009	December 31, 2008	June 30, 2008
Total impaired loans at period-end	$67,158	$48,946	$35,310
Impaired loans which have specific allowance	34,984	25,541	3,121
Total specific allowance on impaired loans	7,819	4,972	602
Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	32,174	23,405	32,189

(in thousands)	YTD – 6/30/09	YTD - 12/31/08	YTD – 6/30/08
Average recorded investment in impaired loans during period	$59,853	$31,677	$20,404
Income recognized on impaired loans during period	0	0	0

4. Deposits

Deposits include the following:

	June 30, December 31,
(In thousands)	2009	2008
Noninterest-bearing deposits	$126,881	$149,529
Interest-bearing deposits:
NOW and money market accounts	156,903	136,612
Savings accounts	36,009	37,586
Time deposits:
Under $100,000	68,668	66,128
$100,000 and over	122,412	118,631
Total interest-bearing deposits	383,992	358,957
Total deposits	$510,873	$508,486

5. Short-term Borrowings/Other Borrowings

At June 30, 2009, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $184.4 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $69.7 million. At June 30, 2009, the Company had total outstanding balances of $64.0 million drawn against its FHLB line of credit, and $71.3 million in overnight borrowing at the Federal Reserve Discount Window. The weighted average cost of borrowings outstanding at June 30, 2009 was 0.60%. The $64.0 million in FHLB borrowings outstanding at June 30, 2009 are summarized in the table below.

FHLB term borrowings at June 30, 2009 (in 000’s):

Term	Balance at 6/30/09	Fixed Rate	Maturity
2-month	$20,000	0.33%	8/31/09
2-month	33,000	0.31%	8/31/09
2 year	11,000	2.67%	2/11/10
	$64,000	0.72%

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

6. Supplemental Cash Flow Disclosures

	Six Months Ended June 30,
(In thousands)	2009	2008
Cash paid during the period for:
Interest	$4,129	$9,268
Income Taxes	$411	600
Noncash investing activities:
Dividends declared not paid	$2	$1,534
Loans transferred to foreclosed assets	$10,282	$2,522

7. Common Stock Dividend

On June 23, 2009, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of July 10, 2009, an additional 120,788 shares were issued to shareholders on July 22, 2009. Because the stock dividend was considered a “small stock dividend”, approximately $574,000 was transferred from retained earnings to common stock based upon the $4.75 closing price of the Company’s common stock on the declaration date of June 23, 2009. Fractional shares were paid in cash, with a cash-in-lieu of payment of approximately $2,000. Other than for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

8. Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands except earnings per share data)	2009	2008	2009	2008
Net income available to common shareholders	$(5,726)	$2,070	$(4,805)	$4,570

Weighted average shares issued	12,250	12,299	12,250	12,313
Add: dilutive effect of stock options	0	3	0	4
Weighted average shares outstanding
adjusted for potential dilution	12,250	12,302	12,250	12,317

Basic earnings per share	$(0.47)	$0.17	$(0.39)	$0.37
Diluted earnings per share	$(0.47)	$0.17	$(0.39)	$0.37
Anti-dilutive shares excluded from
earnings per share calculation	180	175	180	113

The Company’s average weighted shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders of record on July 10, 2009.

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

During the six months ended June 30, 2009, 488 shares were repurchased at a total cost of $3,700 and an average per share price of $7.50. There were no shares repurchased during the quarter ended June 30, 2009.

10. Stock Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the grant-date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period).

Included in salaries and employee benefits for the six months ended June 30, 2009 and 2008 is $27,000 and $62,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to either quarter.

A summary of the Company’s options as of January 1, 2009 and changes during the six months ended June 30, 2009 is presented below.

		Weighted		Weighted
		Average		Average
	2005	Exercise	1995	Exercise
	Plan	Price	Plan	Price
Options outstanding January 1, 2009	159,645	$16.13	16,322	$11.96
1% common stock dividends – 2009	3,209	(0.32)	328	(0.24)
Options outstanding June 30, 2009	162,854	$15.81	16,650	$11.72

Options exercisable at June 30, 2009	97,921	$15.72	16,650	$11.72

As of June 30, 2009 and 2008, there was $54,000 and $162,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 0.5 years and 1.0 years, respectively. No stock options were exercised during the six months ended June 30, 2009. The Company received $70,000 in cash proceeds on options exercised during the six months ended June 30, 2008. No tax benefits were realized on stock options exercised during the six months ended June 30, 2008, because all options exercised during the periods were incentive stock options.

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Weighted average grant-date fair value of stock options granted	n/a	n/a
Total fair value of stock options vested	$82,823	$106,295
Total intrinsic value of stock options exercised	n/a	$55,000

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

For options vested as of January 1, 2006 or granted after January 1, 2006, and valued in accordance with FAS 123R, the Company expenses the fair value of the option on a straight-line basis over the vesting period for each separately vesting portion of the award. The Company estimates forfeitures and only recognizes expense for those shares expected to vest. Based upon historical evidence, the Company has determined that because options are granted to a limited number of key employees rather than a broad segment of the employee base, expected forfeitures, if any, are not material. No options were granted during the six months ended June 30, 2009 or 2008.

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

Balance at January 1, 2009	$1,473
Additions for tax provisions of prior years	43
Balance at June 30, 2009	$1,516

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

At June 30, 2009 the Company performed a fair value measurement analysis on its junior subordinated debt pursuant to SFAS No. 157 using a cash flow valuation model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month Libor curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows were discounted at an average market spread from the 30-year forward LIBOR curve of approximately 3.0% which was determined to be reasonable in the current market rate environment. Although there is little market data in the current relatively illiquid credit markets, we believe 3.0% average market spread and resultant 7.2% discount rate used is appropriate considering guidance in FSP FAS 157-4. The market spread was determined from historical trends in market spreads between LIBOR rates and corporate bonds.

The fair value calculation performed at June 30, 2009 resulted in a pretax loss adjustment of $46,000 ($27,000, net of tax) for the quarter ended June 30, 2009, and a cumulative pretax loss adjustment of $105,000 ($62,000 net of tax) for the six months ended June 30, 2009. The previous year’s fair value calculation performed at June 30, 2008 resulted in a pretax loss adjustment of $39,000 ($26,000, net of tax) for the quarter ended June 30, 2008, and a cumulative pretax gain adjustment of $501,000 for the six months ended June 30, 2009.

13. Fair Value Measurements and Disclosure

The following summary disclosures are made in accordance with the provisions of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” which requires the disclosure of fair value information about both on- and off- balance sheet financial instruments where it is practicable to estimate that value.

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$16,458	$16,458	$19,426	$19,426
Interest-bearing deposits	3,605	3,700	20,431	20,490
Investment securities	81,767	81,767	92,749	92,749
Loans, net	547,755	534,705	548,742	539,540
Bank-owned life insurance	14,724	14,724	14,460	14,460
Investment in bank stock	202	202	121	121
Investment in limited partnerships	2,488	2,488	2,702	2,702
Financial Liabilities:
Deposits	510,873	510,418	508,486	507,847
Borrowings	135,305	135,157	155,045	154,689
Junior Subordinated Debt	11,927	11,927	11,926	11,926
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

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

The Company performs fair value measurements on certain assets and liabilities as the result of the application of accounting guidelines and pronouncements that were relevant prior to the adoption of SFAS No. 157. Some fair value measurements, such as for available-for-sale securities (AFS) and junior subordinated debt are performed on a recurring basis, while others, such as impairment of loans, goodwill and other intangibles, are performed on a nonrecurring basis.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of June 30, 2009 (in 000’s):

	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	2009	(Level 1)	(Level 2)	(Level 3)
AFS Securities (2)	$81,969	$13,554	$59,389	$9,026
Impaired Loans (1)	32,058		847	31,211
Goodwill (1)	5,764			5,764
Core deposit intangibles (1)	993			993
Total	$120,784	$13,554	$60,236	$46,994

(1)	nonrecurring

(2)	Includes $202 in equity securities reported in other assets on the balance sheet

	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	2009	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	$11,927			$11,927
Total	$11,927	$0	$0	$11,927

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and nonrecurring basis during the year ended December 31, 2008 (in 000’s):

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	2008	(Level 1)	(Level 2)	(Level 3)
AFS securities (2)	$92,870	$13,138	$66,932	$12,800
Purchased intangible asset (1)	206			$206
Impaired loans	20,569		4,602	$15,967
Core deposit intangible (1)	1,283			$1,283
Total	$114,928	$13,138	$71,534	$30,256

(1)	Nonrecurring items

(2)	Includes $121 in equity securities reported in other assets on the balance sheet

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	2008	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	$11,926			$11,926
Total	$11,926	$0	$0	$11,926

The nonrecurring fair value measurements performed during the six months ended June 30, 2009 resulted in pretax fair value impairment adjustments of $57,000 ($33,000 net of tax) to the core deposit intangible asset, and $3.0 million to goodwill. The impairment adjustments are reflected as a component of noninterest expense for the three and six months ended June 30, 2009.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring and non-recurring basis during the six months ended June 30, 2009 and 2008 (in 000’s):

	6/30/09	6/30/09	6/30/09	6/30/08	6/30/08
Reconciliation of Assets:	Impaired loans	CMO’s	Intangible assets	Impaired loans	Intangible Assets
Beginning balance	$15,967	$12,800	$1,283	$2,211	$0
Total gains or (losses) included in earnings (or other comprehensive loss)	(8,831)	(3,774)	(290)	(386)	(624)
Transfers in and/or out of Level 3	24,075	0	0	14,142	1,907
Ending balance	$31,211	$9,026	$993	$15,967	$1,283

The amount of total gains or (losses) for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1,256)	$(3,774)	$(290)	$74	$0

	6/30/2009	6/30/2008
Reconciliation of Liabilities:	Junior Sub Debt	Junior Sub Debt
Beginning balance	$11,926	$0
Total gains included in earnings (or changes in net assets)	1	(501)
Transfers in and/or out of Level 3	0	13,242
Ending balance	$11,927	$12,741
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$1	$(501)

During the quarter ended March 31, 2008, the Company reclassified approximately $12.8 million in junior subordinated debt from Level 2 to Level 3 because certain significant inputs for the fair value measurement became unobservable. The fair value of junior subordinated debt was again considered a Level 3 input at June 30, 2009. This re-class was primarily the result of continued credit market and liquidity deterioration in which credit markets for trust preferred securities became effectively inactive during the period.

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

Investments – Available for sale securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data are not available for the last 30 days, a Level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level-2 pricing may include using a spread forward from the last observable trade or may use a proxy bond like a TBA mortgage to come up with a price for the security being valued. Changes in fair market value are recorded in other comprehensive loss as the securities are available for sale. At June 30, 2009 and December 31, 2008, the Company held three non-agency (private-label) collateralized mortgage obligations (CMO’s). Fair value of these securities (as well as review for other-than-temporary impairment) was performed by a third-party securities broker specializing in CMO’s. Fair value was based upon estimated cash flows which included assumptions about future prepayments, default rates, and the impact of credit risk on this type of investment security. Although the pricing of the CMO’s has certain aspects of Level 2 pricing, many of the pricing inputs are based upon unobservable assumptions of future economic trends and as a result the Company considers this to be Level 3 pricing.

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

Investment in limited partnerships – Investment in limited partnerships which invest in qualified low-income housing projects generate tax credits to the Company. The investment is amortized using the effective yield method based upon the estimated remaining utilization of low-income housing tax credits. The Company’s carrying value approximates fair value.

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

Deposits – In accordance with SFAS No. 107, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at June 30, 2009 and December 31, 2008 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed by SFAS No. 107. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Borrowings - Borrowings consist of federal funds sold, securities sold under agreements to repurchase, and other short-term borrowings. Fair values of borrowings were estimated using the rates currently offered for borrowings with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a valuation discounted cash flows model utilizing observable market rates and credit characteristics for similar instruments. In its analysis, the Company used characteristics that distinguish market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the six month period ended June 30, 2009, management utilized a market spread from the forward 3-month LIBOR curve based upon spreads between 3-month LIBOR rates and corporate bonds to determine appropriate levels of risk premium in the current economic environment. The Company believes the inputs to the model are subjective enough to the fair value determination of the junior subordinated debt to make them Level 3 inputs.

Off-balance sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. The contract amounts of commitments to extend credit and standby letters of credit are disclosed in Note 14. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at June 30, 2009 and December 31, 2008.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are deferred and recognized over the term of the commitment, and are not material to the Company’s consolidated balance sheet and results of operations.

14. Goodwill and Intangible Assets

At December 31, 2008 the Company had $10.4 million of goodwill, $2.3 million of core deposit intangibles, and $206,000 of other identified intangible assets which were recorded in connection with various business combinations and purchases. The following table summarizes the carrying value of those assets at December 31, 2008, March 31, 2009, and June 30, 2009.

	June 30, 2009	March 31, 2009	December 31, 2008
Goodwill	$7,391	$10,417	$10,417
Core deposit intangible assets	2,343	2,538	2,795
Other identified intangible assets	150	178	206
Total goodwill and intangible assets	$9,884	$13,133	$13,418

Core deposit intangibles and other identified intangible assets are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets and goodwill at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell operating unit) completed during February 2007 and totaled approximately $8.8 million at March 31, 2009. The Company conducted its annual impairment testing of the goodwill related to the Campbell operation unit effective March 31, 2009. Impairment testing for goodwill is a two-step process.

The first step in impairment testing is to identify potential impairment, which involves determining and comparing the fair value of the operating unit with its carrying value. If the fair value of the operating unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of possible impairment and the second step is performed to determine the amount of the impairment, if any. The fair value determined in the step one testing was determined based on a discounted cash flow methodology using estimated market discount rates and projections of future cash flows for the Campbell operating unit.  In addition to projected cash flows, the Company also utilized other market metrics including industry multiples of earnings and price-to-book ratios to estimate what a market participant would pay for the operating unit in the current business environment. Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes is discount rates, competitive forces within the industry, and other specific industry and market valuation conditions. The 2009 impairment analysis was impacted by to a large degree by the current economic environment, including significant declines in interest rates, and depressed valuations within the financial industry. Based on the results of step one of the impairment analysis conducted during the first quarter of 2009, the Company concluded that the potential for goodwill impairment existed and, therefore, step-two testing was required to determine if there was goodwill impairment and the amount of goodwill that might be impaired, if any.

During the second quarter of 2009, the Company utilized the services of an independent valuation firm to assist in determining the fair value of the Campbell operating unit under step-two guidelines and whether there was goodwill impairment. The second step in impairment analysis compares the fair value of the Campbell operating unit to the aggregate fair values of its individual assets, liabilities and identified intangibles. As a result of step-2 impairment testing, the Company concluded that the goodwill related to the Campbell operating unit was impaired, and recognized a pre-tax and after-tax impairment loss of $3,026,000 at June 30, 2009. Because the Legacy merger was a tax-free transaction, the Bank receives no benefit for the loss recorded as of June 30, 2009.

Core Deposit Intangibles: During the first quarter of 2009, the Company performed an annual impairment analysis of the core deposit intangible assets associated with the Legacy Bank merger completed during February 2007 (Campbell operating unit). The core deposit intangible asset, which totaled $3.0 million at the time of merger, is being amortized over an estimated life of approximately seven years. The Company recognized $233,000 and $311,000 in amortization expense during the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, the carrying value of the core deposit intangible related to the Legacy Bank merger was $993,000.

During the impairment analysis performed as of March 31, 2009, it was determined that the original deposits purchased from Legacy Bank during February 2007 continue to decline faster than originally anticipated. As a result of increased deposit runoff, particularly in noninterest-bearing checking accounts and savings accounts, the estimated value of the Campbell core deposit intangible was determined to be $1,107,000 at March 31, 2009 rather than the pre-adjustment carrying value of $1,164,000. As a result of the impairment analysis, the Company recorded a pre-tax impairment loss of $57,000 ($33,000, net of tax) reflected as a component of noninterest expense for the quarter ended March 31, 2009 and the six months ended June 30, 2009.

As a result of impairment testing of core deposit intangible assets related to the Campbell operating unit conducted during the first quarter of 2008, the Company recorded a pre-tax impairment loss of $624,000 ($364,000, net of tax) reflected as a component of noninterest expense for the quarter ended March 31, 2008.

15.  Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through August 14, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

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

The Company has made certain reclassifications to the 2008 financial information to conform to the classifications used in 2009. Effective January 1, 2009, the Company reclassified a contingent asset that represents a claim from an insurance company related to a charged-off lease portfolio, including specific reserves, from loans to other assets. Management believes the asset is better reflected, given its nature, as an asset other than loans (see Note 1 for more details). All periods presented have been retroactively adjusted for the reclassification to other assets and therefore amounts have been excluded from loans and reserves for credit losses, including impaired and nonaccrual balances for periods prior to June 30, 2009. The contingent asset was ultimately settled during the quarter ended June 30, 2009 resulting in a pretax gain of $117,000.

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

Trends Affecting Results of Operations and Financial Position

The following table summarizes the six-month and year-to-date averages of the components of interest-bearing assets as a percentage of total interest-bearing assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	6/30/09	12/31/08	6/30/08
Loans and Leases	84.87%	84.23%	84.05%
Investment securities available for sale	13.79%	14.30%	15.10%
Interest-bearing deposits in other banks	1.34%	1.39%	0.69%
Federal funds sold	0.00%	0.08%	0.16%
Total earning assets	100.00%	100.00%	100.00%

NOW accounts	8.50%	7.92%	8.12%
Money market accounts	20.05%	22.89%	23.08%
Savings accounts	6.99%	7.50%	7.73%
Time deposits	36.56%	42.51%	48.01%
Other borrowings	25.64%	16.84%	10.66%
Subordinated debentures	2.26%	2.34%	2.40%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

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

With market rates of interest declining 100 basis points during the fourth quarter of 2007, and another 400 basis points during the year ended December 31, 2008, the Company continues to experience compression of its net interest margin. The Company’s net interest margin was 4.39% for the six months ended June 30, 2009, as compared to 4.36% for the year ended December 31, 2008, and 4.61% for the six months ended June 30, 2008. With approximately 66% of the loan portfolio in floating rate instruments at June 30, 2009, the effects of market rates continue to impact loan yields. Loans yielded 5.77% during the six months ended June 30, 2009, as compared to 6.81% for the year ended December 31, 2008, and 7.48% for the six months ended June 30, 2008. With the rapid decline in market rates of interest experienced during 2008, deposit repricing was slow to follow the decline in loan rates during the second half of 2008. However, with stock market declines, combined with more substantial FDIC insurance coverage, deposit rates declined during the fourth quarter of 2008 as investors sought safety in bank deposits. Borrowing rates declined significantly during the fourth quarter of 2008 and have remained low during 2009, resulting in overnight and short-term borrowing rates of less than 0.50% during the six months ended June 30, 2009. The Company has benefited from these rate declines, as it has continued to utilize overnight and short-term borrowing lines through the Federal Reserve and Federal Home Loan Bank to a greater degree. The Company’s average cost of funds was 1.55% for the six months ended June 30, 2009 as compared to 2.75% for the year ended December 31, 2008, and 3.18% for the six months ended June 30, 2008.

Total noninterest income of $2.4 million reported for the six months ended June 30, 2009 decreased $1.6 million or 40.3% as compared to the six months ended June 30, 2008, resulting in part to changes in SFAS No. 159 fair market value adjustments between the two six-month periods on the Company’s junior subordinated debt. Noninterest income continues to be driven by customer service fees, which totaled $2.0 million for the six months ended June 30, 2009, representing a decrease of $461,000 or 18.7% over the $2.5 million in customer service fees reported for the six months ended June 30, 2008. Although we believe the decline in current economic conditions has had an impact on the level of customer service fees, decreases in ATM fees between the two periods presented resulting from the loss of a contract during 2008 to provide multiple ATM’s in a single location have also adversely impacted the level of customer service fees. Customer service fees represented 83.0% and 60.9% of total noninterest income for the six-month periods ended June 30, 2009 and 2008, respectively.

Noninterest expense increased approximately $2.9 million or 24.5% between the six-month periods ended June 30, 2008 and June 30, 2009. The primary reason for the increase in noninterest expense experienced during the first six months of 2009 was the result of a goodwill impairment loss totaling $3.0 million recognized during the quarter ended June 30, 2009.  While impairment losses on the Company’s core deposit intangible assets decreased $567,000 between the six-month periods ended June 30, 2008 and 2009, the Company took impairment charges of $503,000 during the first six months of 2009 on real estate owned through foreclosure, and $403,000 on investment securities. Salary expense decreased $1.5 million or 25.4% between the six months ended June 30, 2008 and June 30, 2009, primarily as the result of declines in accrued bonuses and employee incentives between the two periods.

On June 23, 2009, the Company’s Board of Directors again declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. The stock dividend replaces quarterly cash dividends and reflects a similar value. Although the Company's capital position remains strong, the change in the dividend from cash to stock begun during the third quarter of 2008 was employed as a precaution against uncertainties in the 1-4 family residential real estate market and the potential impact on the Company's construction and related land and lot loan portfolio. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of July 10, 2009, an additional 120,788 shares were issued to shareholders on July 22, 2009. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividend to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet during the six months ended June 30, 2009 with only modest increases in net loans during the period. Total assets decreased approximately $22.5 million during the six months ended June 30, 2009, with a decrease of $27.8 million in interest-bearing deposits in other banks and investment securities as the Company decreased its borrowing exposure during 2009. Average loans comprised approximately 86% of overall average earning assets during the six months ended June 30, 2009.

Nonperforming assets, which are primarily related to the real estate portfolio, remained high during the six months ended June 30, 2009 as real estate markets continue to suffer from the mortgage crisis which began during mid-2007. Nonaccrual loans increased $10.5 million from the balance reported at December 31, 2008, and increased $17.5 million from the balance reported at June 30, 2008, to a balance of $56.2 million at June 30, 2009. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans.  Impaired loans increased $18.2 million during the six months ended June 30, 2009 to a balance of $67.2 million at June 30, 2009, and increased $9.1 million during the quarter ended June 30, 2009. Other real estate owned through foreclosure increased $6.9 million between December 31, 2008 and June 30, 2009, as sales of existing OREO properties were more than offset by the transfer of the $10.3 million in loans to other real estate owned during the six months ended June 30, 2009. As a result of these events, nonperforming assets as a percentage of total assets increased from 9.96% at December 31, 2008 to 14.03% at June 30, 2009.

As the economy has declined along with asset valuations, increased emphasis has been placed on impairment analysis of both tangible and intangible assets on the balance sheet. As of March 31, 2009, the Company conducted annual impairment testing on the largest component of its outstanding balance of goodwill, that of the Campbell operating unit (resulting from the Legacy merger during February 2007.) In part, as a result of the severe decline in interest rates and other economic factors within the industry, we could not conclude at March 31, 2009 that there was not a possibility of goodwill impairment under the current economic conditions. During the second quarter of 2009, the Company utilized an independent valuation service to determine the aggregate fair value of the individual assets, liabilities, and identifiable intangible assets of the Campbell operating unit in question to determine if the goodwill related to that operating unit was impaired, and if so, how much the impairment was. Management, with the assistance of the independent third-party, concluded that there was impairment of the goodwill related to the Campbell operating unit, and as a result the Company recognized an impairment loss of $3.0 million or $0.25 per share (pre-tax and after-tax) for the quarter ended June 30, 2009.

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Increased charge-offs and significant provisions for loan losses made during the first two quarters of 2009 materially impacted earnings, but the provisions made to the allowance for credit losses, totaling $1.4 million during the first quarter of 2009 and $6.8 million during the second quarter of 2009, along with the allowance for loan losses, is adequate to cover inherent losses in the loan portfolio. Loan and lease charge-offs totaling $4.1 million during the six months ended June 30, 2009 included $2.6 million during the quarter ended March 31, 2009 and an additional $1.5 million during the quarter ended June 30, 2009.

Deposits increased by $2.4 million during the six months ended June 30, 2009, with increases experienced in both interest-bearing checking accounts and time deposits.

The Company continues to utilize overnight borrowings and other term credit lines to a large degree, with borrowings totaling $135.3 million at June 30, 2009 as compared to $155.0 million at December 31, 2008. The average rate of those term borrowings was 0.60% at June 30, 2009 as compared to 0.93% at December 31, 2008, representing a cost reduction of 33 basis points between the two period-ends. Although the Company continues to realize significant interest expense reductions by utilizing these overnight and term borrowings lines, the use of such lines are monitored closely to ensure sound balance sheet management in light of the current economic and credit environment.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have actually declined during the first six months of 2009. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.91% at June 30, 2009, representing a rate reduction of 62 basis points between March 31, 2009 and June 30, 2009, and a rate reduction of 85 basis points between December 31, 2008 and June 30, 2009. Pursuant to SFAS No. 159, the Company has recorded $105,000 in pretax fair value losses ($62,000 net of tax) on its junior subordinated debt during the six months ended June 30, 2009, bringing the total cumulative gain recorded on the debt to $3.6 million at June 30, 2009.

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

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Balance sheet management, enhancing revenue sources, and maintaining market share will be of primary importance during 2009 and beyond. The banking industry is currently experiencing continued pressure on net margins as well as asset quality resulting from conditions in the real estate market, and a general deterioration in credit markets. As a result, market rates of interest and asset quality will continue be an important factor in the Company’s ongoing strategic planning process.

 Results of Operations

For the six months ended June 30, 2009, the Company reported a net loss of $4.8 million or $0.39 per share ($0.39 diluted) as compared to net income of $4.6 million or $0.37 per share ($0.37 diluted) for the six months ended June 30, 2008. The decline in earnings between the two six month periods ended June 30, 2008 and 2009 is primarily the result of significant increases in provisions for loan losses and impairment losses taken during 2009, combined with continued declines in interest rate margins.

The Company’s return on average assets was -1.30% for the six months ended June 30, 2009 as compared to 1.19% for the six months ended June 30, 2008, and was -3.11% for the quarter months ended June 30, 2009 as compared to 1.09% for the quarter ended June 30, 2008. The Bank’s return on average equity was -12.00% for the six months ended June 30, 2009 as compared to 10.98% for the same six-month period of 2008, and was -28.45% for the quarter ended June 30, 2009 as compared to 10.11% for the quarter ended June 30, 2008.

Net Interest Income

Net interest income before provision for credit losses totaled $13.9 million for the six months ended June 30, 2009, representing a decrease of $1.8 million, or 11.3% when compared to the $15.7 million reported for the same six months of the previous year. The decrease in both the annual and quarterly net interest income between 2008 and 2009 is primarily the result of decreased yields on interest-earning assets, which more than offset the decreased costs of interest-bearing liabilities. Additionally, the Company experienced decreases in the volume of interest-earning assets.

The Bank's net interest margin, as shown in Table 1, decreased to 4.39% at June 30, 2009 from 4.61% at June 30, 2008, a decrease of 22 basis point (100 basis points = 1%) between the two periods. Average market rates of interest have decreased significantly between the six-month periods ended June 30, 2008 and 2009. The prime rate averaged 3.25% for the six months ended June 30, 2009 as compared to 5.65% for the comparative six months of 2008.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:

Interest rates and Interest Differentials

Six Months Ended June 30, 2009 and 2008

	2009			2008
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans and leases (1)	$543,310	$15,543	5.77%	$576,410	$21,435	7.48%
Investment Securities – taxable	87,066	2,304	5.34%	101,929	2,600	5.13%
Investment Securities – nontaxable (2)	1,252	29	4.67%	1,649	39	4.76%
Interest-bearing deposits in other banks	8,587	77	1.81%	4,725	84	3.58%
Federal funds sold and reverse repos	22	0	0.00%	1,073	17	3.19%
Total interest-earning assets	640,237	$17,953	5.65%	685,786	$24,175	7.09%
Allowance for credit losses	(10,882)			(7,418)
Noninterest-bearing assets:
Cash and due from banks	17,591			21,275
Premises and equipment, net	14,003			15,320
Accrued interest receivable	2,472			3,101
Other real estate owned	31,208			7,576
Other assets	50,274			45,715
Total average assets	$744,903			$771,355

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$44,305	$103	0.47%	$43,514	$114	0.53%
Money market accounts	104,525	1,004	1.94%	123,683	1,513	2.46%
Savings accounts	36,458	128	0.71%	41,404	284	1.38%
Time deposits	190,609	2,039	2.16%	257,238	5,310	4.15%
Other borrowings	133,702	539	0.81%	57,105	860	3.03%
Junior subordinated debentures	11,758	198	3.40%	12,886	380	5.93%
Total interest-bearing liabilities	521,357	$4,011	1.55%	535,830	$8,461	3.18%
Noninterest-bearing liabilities:
Noninterest-bearing checking	136,287			143,947
Accrued interest payable	654			1,277
Other liabilities	5,885			6,600
Total Liabilities	664,183			687,654

Total shareholders' equity	80,720			83,701
Total average liabilities and
shareholders' equity	$744,903			$771,355
Interest income as a percentage
of average earning assets			5.65%			7.09%
Interest expense as a percentage
of average earning assets			1.26%			2.48%
Net interest margin			4.39%			4.61%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $755,000 and $1,876,000 for the six months ended June 30, 2009 and 2008, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the six months ended
	June 30, 2009 compared to June 30, 2008
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$(5,892)	$(4,718)	$(1,174)
Investment securities available for sale	(306)	94	(400)
Interest-bearing deposits in other banks	(7)	(20)	13
Federal funds sold and securities purchased
under agreements to resell	(17)	(9)	(8)
Total interest income	(6,222)	(4,653)	(1,569)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(520)	(355)	(165)
Savings accounts	(156)	(125)	(31)
Time deposits	(3,271)	(2,127)	(1,144)
Other borrowings	(321)	(928)	607
Subordinated debentures	(182)	(151)	(31)
Total interest expense	(4,450)	(3,686)	(764)
Increase (decrease) in net interest income	$(1,772)	$(967)	$(805)

For the six months ended June 30, 2009, total interest income decreased approximately $6.2 million, or 25.7% as compared to the six-month period ended June 30, 2008. Earning asset volumes decreased in all earning-asset categories, except interest-bearing deposits in other banks, between the six month periods, with the largest decrease experienced in loans.

For the six months ended June 30, 2009, total interest expense decreased approximately $4.5 million, or 52.6% as compared to the six-month period ended June 30, 2008. Between those two periods, average interest-bearing liabilities decreased by $14.5 million, and the average rates paid on these liabilities decreased by 163 basis points.

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ended June 30, 2009, the provision to the allowance for credit losses amounted to $8.2 million as compared to $716,000 for the six months ended June 30, 2008 (see Asset Quality and Allowance for Credit Losses for further discussion of provisions to the allowance for credit losses.) The amount provided to the allowance for credit losses during the first six months of 2009 brought the allowance to 2.89% of net outstanding loan balances at June 30, 2009, as compared to 2.12% of net outstanding loan balances at December 31, 2008, and 1.31% at June 30, 2008.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008:

(In thousands)	2009	2008	Amount of Change	Percent Change
Customer service fees	$2,008	$2,469	$(461)	-18.67%
Gain on redemption of securities	0	24	(24)	-100.00%
(Loss) gain on sale of OREO	(145)	67	(212)	-316.42%
Loss on swap ineffectiveness	0	9	(9)	-100.00%
(Loss) gain on fair value of financial liabilities	(105)	501	(606)	-120.96%
Shared appreciation income	23	143	(120)	-83.92%
Other	638	841	(203)	-24.14%
Total noninterest income	$2,419	$4,054	$(1,635)	-40.33%

Noninterest income for the six months ended June 30, 2009 decreased $1.7 million or 40.33% when compared to the same period of 2008. Net decreases in total noninterest income experienced during 2009 were in large part the result of SFAS No. 157 fair value loss adjustments on the Company’s junior subordinated debt totaling $105,000 during the six months ended June 30, 2009, which represents a decrease of $606,000 from the fair market value gains recognized during the six months ended June 30, 2008. Customer service fees decreased $461,000 or 18.7% between the two six-month periods presented, primarily resulting from decreases in ATM fees as well as declining revenues from the Company’s financial services department, which more than offset increases in service fees on deposit accounts. Decreases in ATM fees between the two periods presented are primarily the result of the loss of a contract during 2008 to provide multiple ATM’s in a single location.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008:

Table 4. Changes in Noninterest Expense

(In thousands)	2009	2008	Amount of Change	Percent Change
Salaries and employee benefits	$4,286	$5,745	$(1,459)	-25.40%
Occupancy expense	1,881	1,960	(79)	-4.03%
Data processing	65	149	(84)	-56.38%
Professional fees	811	717	94	13.11%
Directors fees	128	131	(3)	-2.29%
FDIC/DFI insurance assessments	616	243	373	153.50%
Amortization of intangibles	451	535	(84)	-15.70%
Correspondent bank service charges	208	226	(18)	-7.96%
Impairment loss on core deposit intangible	57	624	(567)	-90.87%
Impairment loss on investment securities	403	0	403	--
Impairment loss on goodwill	3,026	0	3,026	--
Impairment loss on OREO	503	31	472	1,522.58%
Loss on California tax credit partnership	214	216	(2)	-0.93%
OREO expense	843	80	763	953.75%
Other	1,272	1,200	72	6.00%
Total expense	$14,764	$11,857	$2,907	24.52%

The net increase in noninterest expense between the six months ended June 30, 2008 and 2009 is primarily the result of $3.0 million in goodwill impairment losses taken during second quarter of 2009. Other changes in noninterest expense are comprised of reductions in salaries, bonus incentives, and overhead expenses, increases in OREO, legal, FDIC insurance assessments, and other expenses associated with nonperforming and foreclosed loans, as well as changes in the components of other impairment losses taken on various assets of the Company. As the economy has declined over the past year, the Company has streamlined certain departments to more effectively control salary and employee benefit costs where the levels of business are lower than they have been historically.

While impairment losses on core deposit intangible assets decreased $567,000 or 90.9% between the six months ended June 30, 2008 and 2009, additional impairment losses were recorded during 2009 on other of the Company’s assets. Impairment losses totaling $503,000 were realized on OREO during the six months ended June 30, 2009 as OREO properties were further written-down to fair value as new valuations were received. In addition, the Company recognized $403,000 in impairment losses ($163,000 during the first quarter of 2009 and $240,000 during the second quarter of 2009) on two of its non-agency collateralized mortgage obligations which were determined to be other-than-temporarily impaired. The amount expensed as impairment losses on the two securities represents the identified credit-related portion of the impairment pursuant to FSP FAS 115-2 which the Company adopted effective March 31, 2009. Although there are some indications of improvement in current economic conditions, a prolonged recessionary period could result in additional impairment losses in the future.

The Company recognized stock-based compensation expense of $27,000 and $62,000 for the six months ended June 30, 2009 and 2008, respectively. This expense is included in noninterest expense under salaries and employee benefits. The Company expects stock-based compensation expense to be about $13,000 per quarter during the remainder of 2009. Under the current pool of stock options, stock-based compensation expense will decline to approximately $6,000 per quarter during 2010, then decline after that through 2011. If new stock options are issued, or existing options fail to vest, for example, due to unexpected forfeitures, actual stock-based compensation expense in future periods will change.

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

Pursuant to FIN 48, the Company reviewed its REIT tax position as of January 1, 2007 (adoption date), and then has again reviewed its position each subsequent quarter since adoption. The Bank, with guidance from advisors, believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined in FIN48) that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007 the Company recorded an adjustment of $1.3 million to beginning retained earnings upon adoption of FIN48 to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. During the years ended December 31, 2008 and 2007, the Company increased the unrecognized tax liability by an additional $87,000 in interest for each of the two years, bringing the total recorded tax liability under FIN48 to $1.5 million at December 31, 2008. The Company has determined that there has been no material change to its position on the REIT from that at December 31, 2008, and as a result recorded additional interest liability of $43,000 during the six ended June 30, 2009. It is the Company’s policy to recognize interest and penalties under FIN48 as a component of income tax expense. The Company has reviewed all of its tax positions as of June 30, 2009, and has determined that, other than the REIT, there are no other material amounts that should be recorded under the guidelines of FIN48.

Financial Condition

Total assets decreased $22.5 million, or 2.96% to a balance of $738.5 million at June 30, 2009, from the balance of $761.1 million at December 31, 2008, and decreased $34.3 million or 4.44% from the balance of $772.9 million at June 30, 2008. Total deposits of $510.9 million at June 30, 2009 increased $2.4 million, or 0.47% from the balance reported at December 31, 2008, but decreased $47.8 million from the balance of $558.7 million reported at June 30, 2008. Between December 31, 2008 and June 30, 2009, loans increased $4.2 million, or 0.76% to a balance of $548.7 million, while investment securities decreased by $11.0 million, or 11.84%, and interest-bearing deposits in other banks decreased $16.8 million or 82.36%.

Earning assets averaged approximately $640.2 million during the six months ended June 30, 2009, as compared to $685.8 million for the same six-month period of 2008. Average interest-bearing liabilities decreased to $521.4 million for the six months ended June 30, 2009, as compared to $535.8 million for the comparative six-month period of 2008.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $548.7 million at June 30, 2009, an increase of $4.2 million or 0.76% when compared to the balance of $544.6 million at December 31, 2008, and a decrease of $35.01 million or 6.00% when compared to the balance of $583.7 million reported at June 30, 2008. Loans on average decreased $33.1 million or 5.74% between the six-month periods ended June 30, 2008 and June 30, 2009, with loans averaging $543.3 million for the six months ended June 30, 2009, as compared to $576.4 million for the same six-month period of 2008.

During the first six months of 2009, increases were experienced primarily in commercial and industrial loans, and to a lesser degree, in real estate mortgage and agricultural loans. The largest declines were experienced in construction loans as a result of soft real estate markets and declines in new home sales within the Company’s market area. The following table sets forth the amounts of loans outstanding by category at June 30, 2009 and December 31, 2008, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	June 30, 2009		December 31, 2008
	Dollar	% of	Dollar	% of	Net	%
(In thousands)	Amount	Loans	Amount	Loans	Change	Change
Commercial and industrial	$248,893	45.3%	$223,581	41.1%	$25,312	11.32%
Real estate – mortgage	128,977	23.5%	126,689	23.3%	2,288	1.81%
Real estate – construction	91,557	16.7%	119,884	21.9%	(28,327)	-23.63%
Agricultural	57,992	10.6%	52,020	9.6%	5,972	11.48%
Installment/other	20,195	3.7%	20,782	3.8%	(587)	-2.83%
Lease financing	1,087	0.2%	1,595	0.3%	(508)	-31.85%
Total Gross Loans	$548,701	100.0%	$544,551	100.0%	$4,150	-0.76%

The overall average yield on the loan portfolio was 5.77% for the six months ended June 30, 2009, as compared to 7.48% for the six months ended June 30, 2008, and decreased between the two periods primarily as the result of a significant decline in average market rates of interest between the two periods. At June 30, 2009, 66.4% of the Company's loan portfolio consisted of floating rate instruments, as compared to 64.0% of the portfolio at December 31, 2008, with the majority of those tied to the prime rate.

Deposits

Total deposits increased during the period to a balance of $510.9 million at June 30, 2009 representing an increase of $2.4 million, or 0.47% from the balance of $508.5 million reported at December 31, 2008, and a decrease of $47.8 million, or 8.56% from the balance reported at June 30, 2008. During the first six months of 2009, increases were experienced in interest-bearing checking accounts as well as time deposits. The decrease of $47.8 million in total deposits between the six months ended June 30, 2008 and 2009 was largely the result of a decrease in brokered time deposits, as maturing brokered deposits were replaced with less expensive overnight and short-term borrowings.

The following table sets forth the amounts of deposits outstanding by category at June 30, 2009 and December 31, 2008, and the net change between the two periods presented.

Table 6. Deposits

	June 30,	December 31,	Net	Percentage
(In thousands)	2009	2008	Change	Change
Noninterest bearing deposits	$126,881	$149,529	$(22,648)	-15.15%
Interest bearing deposits:
NOW and money market accounts	156,903	136,612	20,291	14.85%
Savings accounts	36,009	37,586	(1,577)	-4.19%
Time deposits:
Under $100,000	68,668	66,128	2,540	3.84%
$100,000 and over	122,412	118,631	3,781	3.19%
Total interest bearing deposits	383,992	358,957	25,035	6.97%
Total deposits	$510,873	$508,486	$2,387	0.47%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $25.0 million, or 6.97% between December 31, 2008 and June 30, 2009, while noninterest-bearing deposits decreased $22.6 million, or 15.15% between the same two periods presented.

Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 70.8% and 71.9% of the total deposit portfolio at June 30, 2009 and December 31, 2008, respectively. Brokered deposits totaled $99.3 million at June 30, 2009 as compared to $93.4 million at December 31, 2008 and $46.1 million at June 30, 2008. The Company continues to utilize more cost-effective overnight borrowing lines through Federal Reserve Discount Window, but in an effort to reduce its reliance on borrowed funds, the Company has recently increased the level of brokered deposits as rates of those deposits have become more attractive.

On a year-to-date average (refer to Table 1), the Company experienced a decrease of $97.6 million or 16.01% in total deposits between the six-month periods ended June 30, 2008 and June 30, 2009. Between these two periods, average interest-bearing deposits decreased $89.9 million or 19.31%, while total noninterest-bearing checking decreased $7.7 million or 5.32% on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized and uncollateralized lines of credit aggregating $184.4 million, as well as FHLB lines of credit totaling $69.7 million at June 30, 2009. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At June 30, 2009, the Company had $64.0 million borrowed against its FHLB lines of credit, and $71.3 million in overnight borrowings at the Federal Reserve Discount Window. The $64.0 million in FHLB borrowings outstanding at June 30, 2009 is summarized below. The Company had collateralized and uncollateralized lines of credit aggregating $242.7 million, as well as FHLB lines of credit totaling $97.1 million at December 31, 2008.

FHLB term borrowings at June 30, 2009 (in 000’s):
Term	Balance at 6/30/09	Rate	Maturity
2 months	$20,000	0.33%	8/31/09
2 months	33,000	0.31%	8/31/09
2 year	11,000	2.67%	2/11/10
	$64,000	0.72%

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
The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss”. Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss. At June 30, 2009 problem graded or “classified” loans totaled $84.8 million or 15.5% of gross loans as compared to $82.7 million or 15.0% of gross loans at December 31, 2008.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at June 30, 2009, March 31, 2009, and December 31, 2008, as well as classified loans at those period-ends.

	June 30,	March 31,	December 31,
(in 000's)	2009	2009	2008
Specific allowance – impaired loans	$7,819	$4,393	$4,972
Formula allowance – classified loans not impaired	2,105	1,645	2,113
Formula allowance – special mention loans	1,104	732	752
Total allowance for special mention and classified loans	11,028	6,770	7,837

Formula allowance for pass loans	4,814	3,677	3,551
Unallocated allowance	0	1	142
Total allowance for loan losses	$15,842	$10,448	$11,530

Impaired loans	67,158	58,030	48,946
Classified loans not considered impaired	17,675	23,157	33,758
Total classified loans	$84,833	$81,187	$82,704
Special mention loans	$44,295	$34,043	$32,285

Impaired loans increased approximately $18.2 million between December 31, 2008 and June 30, 2009, and increased $9.1 million between March 31, 2009 and June 30, 2009. Components of the change in impaired loans during the quarter ended June 30, 2009 include transfers from impaired loans to other real estate owned of $9.6 million, and reclassification as impaired of approximately $16.8 million in loans previously classified as substandard and segregated for purposes of loan loss reserve analysis (see discussion below). The specific allowance related to those impaired loans increased $2.8 million between December 31, 2008 and June 30, 2009. The formula allowance related to loans that are not impaired (including special mention and substandard) increased approximately $344,000 between December 31, 2008 and June 30, 2009, as the result of increases in the volume of substandard and special mention loans, as well as increases in the loss factors applied to those loan categories. Although the level of “pass” loans has declined slightly between December 31, 2008 and June 30, 2009 the related formula allowance increased $1.3 million during the period as the result of increases in qualitative and other loss factors associated with those loans.

At March 31, 2009, the Company had segregated approximately $19.4 million of the total $77.9 million in substandard classified loans at that time for purposes of the quarterly analysis of the adequacy of the allowance for credit losses under SFAS No. 5. Many of these loans had been downgraded to substandard because the borrowers had other direct or indirect lending relationships which were classified as substandard or impaired. The $19.4 million in substandard loans at March 31, 2009 consisted of ten borrowing relationships, which although classified as substandard, the Company believed were performing at the time and therefore did not warrant the same loss factors as other substandard loans in the portfolio. The adequacy of the allowance for credit losses related to this $19.4 million pool of substandard loans was based upon current payment history, loan-to-value ratios, future anticipated performance, and other various factors. The formula allowance for credit losses related to these substandard loans totaled $1.2 million at both March 31, 2009 and December 31, 2008. During the second quarter of 2009, the performance of the segregated substandard loan portfolio deteriorated to a point where management determined that the loans were either impaired or subject to the higher loss factors traditionally applied to other substandard loans. As a result, approximately $16.8 million of the previously segregated substandard loans were transferred to impaired loans, and the remainder analyzed using applicable formula loss factors related to their risk ratings. The increase in the reserve for impaired loans related to this transfer totaled $1.8 million during the quarter ended June 30, 2009 and an increase of approximately $225,000 in other reserve categories during the same period.

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. Other than for the elimination of the segregation of approximately $19.1 million in substandard loans at June 30, 2009 discussed above, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses during the six months ended June 30, 2009.

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

At June 30, 2009 and 2008, the Company's recorded investment in loans for which impairment has been identified totaled $67.2 million and $35.3 million, respectively. Included in total impaired loans at June 30, 2009, are $35.0 million of impaired loans for which the related specific allowance is $7.8 million, as well as $32.2 million of impaired loans that as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at June 30, 2008 included $3.1 million of impaired loans for which the related specific allowance is $602,000, as well as $32.2 million of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $59.9 million during the first six months of 2009 and $20.4 million during the first six months of 2008. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. For the six months ended June 30, 2009 and 2008, the Company recognized no income on such loans.

As with nonaccrual loans, the greatest volume in impaired loans during the six months ended June 30, 2009 is in real estate construction loans, with that loan category comprising more than 49% of total impaired loans at June 30, 2009. Although construction loans are generally collateral dependent and the related collateral is considered adequate to cover the loan’s carrying value in many cases, the specific reserve related to impaired construction loans has increased approximately $365,000 since December 31, 2008 as property valuations continued to decline. Impaired loans classified as commercial and industrial increased $8.3 million during the quarter ended June 30, 2009 and increased $13.4 million during the six months ended June 30, 2009. Of the $25.7 million in commercial and industrial impaired loans reported at June 30, 2009, approximately $18.5 million or 72.2% are secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans, approximately $56.5 million or 84.1% are secured by real estate, and $58.7 million of total impaired loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, and developing that land if required, and to develop real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at June 30, 2009, March 31, 2009, and December 31, 2008.

	Balance	Reserve	Balance	Reserve	Balance	Reserve
(in 000’s)	6/30/2009	6/30/2009	3/31/2009	3/31/2009	12/31/2008	12/31/2008
Commercial and industrial	$25,681	$4,118	$17,346	$1,382	$12,244	$2,340
Real estate – mortgage	4,219	229	2,490	225	3,689	226
Real estate – construction	32,952	2,703	34,025	2,719	28,927	2,338
Agricultural	4,129	769	4,169	68	4,086	68
Installment/other	177	0	0	0	0	0
Lease financing	0	0	0	0	0	0
Total	$67,158	$7,819	$58,030	$4,394	$48,946	$4,972

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

Table 7. Allowance for Credit Losses - Summary of Activity (unaudited)

	June 30,	June 30,
(In thousands)	2009	2008
Total loans outstanding at end of period before
deducting allowances for credit losses	$547,754	$582,231
Average net loans outstanding during period	543,310	576,410

Balance of allowance at beginning of period	11,529	7,431
Loans charged off:
Real estate	(1,123)	(289)
Commercial and industrial	(2,812)	(60)
Lease financing	(76)	(186)
Installment and other	(74)	(30)
Total loans charged off	(4,085)	(565)
Recoveries of loans previously charged off:
Real estate	0	1
Commercial and industrial	229	68
Lease financing	1	0
Installment and other	10	4
Total loan recoveries	240	73
Net loans charged off	(3,845)	(492)

Provision charged to operating expense	8,158	716
Balance of allowance for credit losses
at end of period	$15,842	$7,655

Net loan charge-offs to total average loans (annualized)	1.43%	0.17%
Net loan charge-offs to loans at end of period (annualized)	1.42%	0.17%
Allowance for credit losses to total loans at end of period	2.89%	1.31%
Net loan charge-offs to allowance for credit losses (annualized)	48.94%	12.92%
Net loan charge-offs to provision for credit losses (annualized)	47.13%	68.72%

At June 30, 2009 and 2008, $246,000 and $426,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities. Management believes that the 2.89% credit loss allowance at June 30, 2009 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets

	June 30,	December 31,
(In thousands)	2009	2008
Nonaccrual Loans	$56,170	$45,671
Restructured Loans (1)	10,377	0
Total nonperforming loans	66,547	45,671
Other real estate owned	37,065	30,153
Total nonperforming assets	$103,612	$75,824

Loans past due 90 days or more, still accruing	$0	$680
Nonperforming loans to total gross loans	12.13%	8.39%
Nonperforming assets to total gross loans	18.88%	13.92%

(1) Included in nonaccrual loans at June 30, 2009 are restructured loans totaling $7.5 million.

Non-performing assets have increased $27.8 million or 36.65% between December 31, 2008 and June 30, 2009 as depressed real estate markets and related sectors continue to impact credit markets and the general economy. Nonaccrual loans increased $10.5 million between December 31, 2008 and June 30, 2009, with construction loans comprising approximately 56% of total nonaccrual loans at June 30, 2009, and commercial and industrial loans comprising an additional 30%. The following table summarizes the nonaccrual totals by loan category for the periods shown.

	Balance	Balance	Balance	Change from	Change from
Nonaccrual Loans (in 000's):	June 30, 2009	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Commercial and industrial	$17,026	$14,083	$9,507	$2,943	$7,519
Real estate - mortgage	2,938	2,188	3,714	750	(776)
Real estate - construction	31,721	32,131	28,928	(410)	2,793
Agricultural	4,129	4,169	3,406	(40)	723
Installment/other	185	0	55	185	130
Lease financing	171	48	61	123	110
Total Nonaccrual Loans	$56,170	$52,619	$45,671	$3,551	$10,499

Increases in nonaccrual construction loans are the result of a significant slowdown in new housing starts and the resultant depreciation in land, and both partially completed and completed construction projects. As with impaired loans, a large percentage of nonaccrual loans were made for the purpose of residential construction, residential and commercial acquisition and development, and land development. Non-performing assets totaled 18.88% of total loans at June 30, 2009 as compared to 15.31% and 13.92% of total loans at March 31, 2009 and December 31, 2008, respectively.

The Company purchased a schedule of payments collateralized by Surety Bonds and lease payments in September 2001 that have a current balance owing of $5.4 million plus interest. The leases have been nonperforming since June 2002 (see “Asset Quality and Allowance for Credit Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2007 Annual Report on Form 10-K). For reporting purposes at December 31, 2008, the impaired lease portfolio was on non-accrual status and had a specific allowance allocation of $3.5 million, and a net carrying value of $1.9 million. During the first quarter of 2009, the Company evaluated its position with regard to the nonperforming lease portfolio, and determined that because the ultimate payoff of the lease portfolio would come from the underlying surety bonds rather than individual leases, the portfolio was better classified as a receivable to be included in other assets rather than classified as loans. As a result, the Company reclassified the net lease amount of $1.9 million ($5.4 million in gross leases less $3.5 million is specific reserve) from loans to other assets effective January 1, 2009. All periods presented in this 10-Q for the period ended June 30, 2009 have been restated to reflect the transfer of the nonperforming lease portfolio from loans to other assets. During June 2009, the Company agreed to settle with the insurance company issuing the surety bonds for a total settlement amount of $2.0 million. At June 30, 2009, the Company increased the lease receivable classified in other assets to reflect the $2.0 million settlement amount, and recorded a gain of $117,000 for the difference between the carrying amount previously recorded and the settlement amount. The Company received the proceeds from the settlement during July 2009.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at June 30, 2009 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 66.0% of the Company’s loan portfolio at June 30, 2009. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At June 30, 2009, the Bank had 72.0% of total assets in the loan portfolio and a loan to deposit ratio of 107.2%, as compared to 69.9% of total assets in the loan portfolio and a loan to deposit ratio of 106.8% at December 31, 2008. Liquid assets at June 30, 2009 include cash and cash equivalents totaling $16.5 million as compared to $19.4 million at December 31, 2008. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $254.1 million at June 30, 2009.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion.) The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) To conserve cash and capital resources, the Company has the ability to defer the payment of interest on its junior subordinated debt for up to five years (20 quarters), as permitted under the terms of the securities. During such deferral periods, the Company would be prohibited from paying dividends on its common stock (subject to certain exceptions) and would continue to accrue interest payable on the junior subordinated debt.  During the six months ended June 30, 2009, cash dividends paid by the Bank to the parent company totaled $200,000.

Cash Flow

Cash and cash equivalents have declined during the two three-month periods ended June 30, 2008 and 2009 with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2007	$25,300
June 30, 2008	$23,439
December 31, 2008	$19,426
June 30, 2009	$16,458

Cash and cash equivalents decreased $1.9 million during the six months ended June 30, 2009, as compared to a decrease of $3.0 million during the six months ended June 30, 2008.

The Company has maintained positive cash flows from operations, which amounted to $6.3 million, and $7.2 million for the six months ended June 30, 2009, and June 30, 2008, respectively. The Company experienced net cash inflows from investing activities totaling $8.1 million during the six months ended June 30, 2009, as maturities of interest-bearing deposits in other banks, and principal paydowns on investment securities, exceeded other investing requirements during the period. The Company experienced net cash outflows from investing activities totaling $7.6 million during the six months ended June 30, 2008 as purchases of investment securities exceeded loan paydowns and principal paydowns on investment securities during that six-month period.

Net cash flows from financing activities, including deposit growth and borrowings, have traditionally provided funding sources for loan growth, but during the six ended June 30, 2009 and 2008, the Company experienced net cash outflows totaling $17.3 million and $1.5 million, respectively. For the six months ended June 30, 2009, reductions in borrowings exceeded increases in deposits, while for the six months ended June 30, 2008, declines in time deposits exceeded increases in demand deposit and savings accounts, as well as overnight and longer-term borrowings. The Company has the ability to decrease loan growth, increase deposits and borrowings, or a combination of both to manage balance sheet liquidity.

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

The Bank has agreed with the California Department of Financial Institutions, to maintain Tier I capital and leverage ratios that are at or in excess of 9.00%. In addition, the Bank as agreed to maintain total risk-based capital ratios at or in excess of 10.00% (at or above “Well Capitalized” levels as defined.) The Company is not subject to “Well Capitalized” guidelines under regulatory Prompt Corrective Action Provisions.

The following table sets forth the Company’s and the Bank's actual capital positions at June 30, 2009, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank		To be Well Capitalized under Prompt
	Actual	Actual	Minimum	Corrective
	Capital	Capital	Capital	Action
	Ratios	Ratios	Ratios	Provisions
Total risk-based capital ratio	13.03%	12.56%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	11.77%	11.34%	9.00%	6.00%
Leverage ratio	11.24%	10.84%	9.00%	5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at June 30, 2009. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first six months of 2009, the Company has received $200,000 in cash dividends from the Bank, from which the Company paid $6,000 in cash dividends to shareholders.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At June 30, 2009 the Bank's qualifying balance with the Federal Reserve was approximately $25,000 consisting of balances held with the Federal Reserve.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of June 30, 2009 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at June 30, 2009, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at June 30, 2009 and December 31, 2008 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	June 30, 2009			December 31, 2008
Change in	Estimated MV	Change in MV	Change in MV	Estimated MV	Change in MV	Change in MV
Rates	of Equity	of Equity $	of Equity $	Of Equity	of Equity $	of Equity %
+ 200 BP	$73,074	$9,022	14.09%	$78,206	$2,935	3.90%
+ 100 BP	71,149	7,097	11.08%	77,483	2,212	2.94%
0 BP	64,052	0	0.00%	75,270	0	0.00%
- 100 BP	64,444	392	0.61%	76,528	1,258	1.67%
- 200 BP	67,189	3,137	4.90%	78,732	3,462	4.60%

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

(b) Changes in Internal Controls over Financial Reporting: During the quarter ended June 30, 2009, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls over financial reporting or other factors that could significantly affect these controls.

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

During the six months ended June 30, 2009, 488 shares were repurchased at a total cost of $3,600 at an average per share price of $7.50. There were no shares repurchased during the quarter ended June 30, 2009. The maximum number of shares that may be yet be repurchased under the stock repurchase plan totaled 174,839 shares at June 30, 2009.

Item 3. Not applicable

Item 4.

The Company’s Annual Shareholder’s Meeting was held on Wednesday May 20, 2009 in Fresno, California. Shareholders were asked to vote on the following matter:

1) The shareholders were asked to vote on the election of eleven nominees to serve on the Company’s Board of Directors. Such Directors nominate for election will serve on the Board until the 2010 annual meeting of shareholders and until their successors are elected and have been qualified. Votes regarding the election of Directors were as follows:

Director Nominee	Votes For	Votes Withheld
Robert G. Bitter, Pharm. D.	9,347,179	59,870
Stanley J. Cavalla	9,340,734	66,315
Tom Ellithorpe	9,001,466	405,583
R. Todd Henry	9,135,449	271,600
Gary Luke Hong	9,340,734	66,315
Ronnie D. Miller	9,319,487	87,562
Robert M. Mochizuki	9,340,439	66,610
Walter Reinhard	9,314,033	93,016
John Terzian	9,243,387	163,662
Dennis R. Woods	9,201,228	205,821
Michael T. Woolf, D.D.S.	9,300,009	107,040

Item 5. Not applicable

Item 6. Exhibits:

(a)	Exhibits:

11	Computation of Earnings per Share*

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 7 to the consolidated financial statements in this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Security Bancshares

Date: August 14, 2009	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer