Form 10-Q
period 2009-09-30
UNITED SECURITY BANCSHARES
filed 2009-11-09
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32987

UNITED SECURITY BANCSHARES
 (Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of October 31, 2009: 12,372,771

TABLE OF CONTENTS

Facing Page

Table of Contents	2

PART I. Financial Information	3

Item 1. Financial Statements	3

Consolidated Balance Sheets	3
Consolidated Statements of Operations and Comprehensive (Loss) Income	4
Consolidated Statements of Changes in Shareholders' Equity	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	23

Overview	23
Results of Operations	23
Financial Condition	23
Asset/Liability Management – Liquidity and Cash Flow	39
Regulatory Matters	40

Item 3. Quantitative and Qualitative Disclosures about Market Risk	41

Interest Rate Sensitivity and Market Risk	41

Item 4. Controls and Procedures	42

PART II. Other Information	43

Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3. Defaults Upon Senior Securities	45
Item 4. Submission of Matters to a Vote of Security Holders	45
Item 5. Other Information	45
Item 6. Exhibits	45

Signatures	46

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
September 30, 2009 and December 31, 2008

	September 30,	December 31,
(in thousands except shares)	2009	2008
Assets
Cash and due from banks	$22,274	$19,426
Federal funds sold	0	0
Cash and cash equivalents	22,274	19,426
Interest-bearing deposits in other banks	2,526	20,431
Investment securities available for sale (at fair value)	80,754	92,749
Loans and leases	534,145	544,551
Unearned fees	(892)	(1,234)
Allowance for credit losses	(14,413)	(11,529)
Net loans	518,840	531,788
Accrued interest receivable	2,498	2,394
Premises and equipment – net	13,362	14,285
Other real estate owned	34,841	30,153
Intangible assets	2,274	3,001
Goodwill	7,391	10,417
Cash surrender value of life insurance	14,841	14,460
Investment in limited partnership	2,381	2,702
Deferred income taxes - net	9,367	7,138
Other assets	10,476	12,133
Total assets	$721,825	$761,077

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$131,268	$149,529
Interest bearing	440,802	358,957
Total deposits	572,070	508,486
Federal funds purchased	14,360	66,545
Other borrowings	40,000	88,500
Accrued interest payable	512	648
Accounts payable and other liabilities	6,675	5,362
Junior subordinated debentures (at fair value)	11,510	11,926
Total liabilities	645,127	681,467

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 12,372,771 and 12,010,372 issued and outstanding, in 2009 and 2008, respectively	36,987	34,811
Retained earnings	41,498	47,722
Accumulated other comprehensive loss	(1,787)	(2,923)
Total shareholders' equity	76,698	79,610
Total liabilities and shareholders' equity	$721,825	$761,077

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income
(unaudited)

	Quarter Ended Sept 30,		Nine Months Ended Sept 30,
(In thousands except shares and EPS)	2009	2008	2009	2008
Interest Income:
Loans, including fees	$7,797	$9,525	$23,340	$30,960
Investment securities – AFS – taxable	1,036	1,310	3,340	3,910
Investment securities – AFS – nontaxable	15	15	44	54
Federal funds sold	0	1	0	18
Interest on deposits in other banks	22	85	100	169
Total interest income	8,870	10,936	26,824	35,111
Interest Expense:
Interest on deposits	1,471	2,735	4,745	9,956
Interest on other borrowings	240	774	977	2,014
Total interest expense	1,711	3,509	5,722	11,970
Net Interest Income Before Provision for Credit Losses	7,159	7,427	21,102	23,141
Provision for Credit Losses	435	6,444	8,593	7,160
Net Interest Income	6,724	983	12,509	15,981
Noninterest Income:
Customer service fees	951	1,085	2,959	3,554
Gain on redemption of securities	0	0	0	24
Loss (gain) on sale of other real estate owned	(611)	0	(756)	67
Gain on swap ineffectiveness	0	0	0	9
Gain (loss) on fair value of financial liability	395	(37)	290	464
Shared appreciation income	0	122	23	265
Other	284	420	921	1,261
Total noninterest income	1,019	1,590	3,437	5,644
Noninterest Expense:
Salaries and employee benefits	2,116	2,455	6,402	8,200
Occupancy expense	934	1,017	2,815	2,977
Data processing	20	67	85	216
Professional fees	688	342	1,499	1,059
FDIC/DFI insurance assessments	257	155	872	398
Director fees	62	65	190	196
Amortization of intangibles	219	202	670	737
Correspondent bank service charges	76	103	284	329
Impairment loss on core deposit intangible	0	0	57	624
Impairment loss on investment securities (cumulative total other-than-temporary loss of $5.0 million, net of $4.3 million recognized in other comprehensive loss, pre-tax)	317	0	720	0
Impairment loss on goodwill	0	0	3,026	0
Impairment loss on OREO	363	0	866	31
Loss on California tax credit partnership	107	108	321	324
OREO expense	307	131	1,150	211
Other	1,384	579	2,656	1,779
Total noninterest expense	6,850	5,224	21,613	17,081
Income (Loss) Before Taxes on Income	893	(2,651)	(5,667)	4,544
Provision (Benefit) for Taxes on Income	200	(1,309)	(1,555)	1,316
Net Income (Loss)	$693	$(1,342)	$(4,112)	$3,228
Other comprehensive income (loss), net of tax:
Unrealized loss on available for sale securities, interest rate swap, and past service costs of employee benefit plans - net income tax benefit of $1,331, $(328), $757 and $(1,260)	1,996	(492)	1,136	(1,890)
Comprehensive Income (Loss)	$2,689	$(1,834)	$(2,976)	$1,338
Net Income (loss) per common share
Basic	$0.06	$(0.11)	$(0.33)	$0.26
Diluted	$0.06	$(0.11)	$(0.33)	$0.26
Shares on which net income per common shares were based
Basic	12,372,797	12,399,402	12,372,869	12,423,211
Diluted	12,372,797	12,399,402	12,372,869	12,428,878

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Periods Ended September 30, 2009 (unaudited)

	Common stock	Common stock		Accumulated Other
	Number		Retained	Comprehensive
(In thousands except shares)	of Shares	Amount	Earnings	Income (Loss)	Total
Balance January 1, 2008	11,855,192	32,587	49,997	(153)	82,431

Director/Employee stock options exercised	8,000	70			70
Net changes in unrealized loss on available for sale securities (net of income tax benefit of $1,304)				(1,956)	(1,956)
Net changes in unrealized loss on interest rate swaps (net of income tax of $1)				2	2
Net changes in unrecognized past service cost on employee benefit plans (net of income tax of $43)				64	64
Dividends on common stock ($0.26 per share)			(3,072)		(3,072)
1% common stock dividend	117,732	1,846	(1,846)		0
Repurchase and cancellation of common shares	(66,086)	(1,006)			(1,006)
Stock-based compensation expense		91			91
Net Income			3,228		3,228
Balance September 30, 2008	11,914,838	33,588	48,307	(2,043)	79,852

Net changes in unrealized loss on available for sale securities (net of income tax benefit of $606)				(909)	(909)
Net changes in unrecognized past service cost on employee benefit plans (net of income tax of $20)				29	29
Dividends on common stock (cash-in-lieu)			(9)		(9)
1% common stock dividend	118,449	1,418	(1,418)		0
Repurchase and cancellation of common shares	(22,915)	(214)			(214)
Stock-based compensation expense		19			19
Net Income			842		842
Balance December 31, 2008	12,010,372	34,811	47,722	(2,923)	79,610

Net changes in unrealized loss on available for sale securities (net of income tax of $758)				1,136	1,136
Dividends on common stock (cash-in-lieu)			(6)		(6)
1% common stock dividend	362,913	2,106	(2,106)		0
Repurchase and cancellation of common shares	(488)	(4)			(4)
Other		35			35
Stock-based compensation expense		39			39
Net Loss			(4,112)		(4,112)
Balance September 30, 2009	12,372,797	$36,987	$41,498	$(1,787)	$76,698

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended Sept 30,
(In thousands)	2009	2008
Cash Flows From Operating Activities:
Net (loss) income	$(4,112)	$3,228
Adjustments to reconcile net (loss) income: to cash provided by operating activities:
Provision for credit losses	8,593	7,215
Depreciation and amortization	1,834	1,999
Accretion of investment securities	(55)	(103)
Gain on redemption of securities	0	(24)
(Increase) decrease in accrued interest receivable	(103)	986
Decrease in accrued interest payable	(136)	(948)
Decrease in unearned fees	(341)	(374)
(Decrease) increase in income taxes payable	(1,967)	538
Stock-based compensation expense	40	91
Increase (decrease) in accounts payable and accrued liabilities	393	(467)
Loss (gain) on sale of other real estate owned	756	(67)
Impairment loss on other real estate owned	866	31
Impairment loss on goodwill	3,026	0
Impairment loss on core deposit intangible	57	624
Impairment loss on investment securities	720	0
Gain on swap ineffectiveness	0	(9)
Increase in surrender value of life insurance	(381)	(470)
Gain on fair value option of financial liabilities	(290)	(464)
Loss on tax credit limited partnership interest	321	324
Net decrease (increase) in other assets	1,493	(1,221)
Net cash provided by operating activities	10,714	10,889

Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	17,905	(12,192)
Purchases of available-for-sale securities	(1,500)	(44,526)
Maturities and calls of available-for-sale securities	14,704	34,765
Net redemption from limited partnerships	32	25
Net purchase of correspondent bank stock	(3)	0
Investment in other bank stock	0	(72)
Proceeds from sale of investment in title company	99	0
Net increase in loans	(11,440)	(14,408)
Proceeds from sales of foreclosed assets	0	56
Net proceeds from settlement of other real estate owned	9,575	1,710
Capital expenditures for premises and equipment	(156)	(381)
Net cash provided by (used in) investing activities	29,216	(35,023)

Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	20,418	42,313
Net increase (decrease) in certificates of deposit	43,165	(74,645)
Net (decrease) increase in federal funds purchased	(52,185)	36,529
Net (decrease) increase in FHLB term borrowings	(48,500)	18,000
Proceeds from Director/Employee stock options exercised	0	70
Repurchase and retirement of common stock	31	(1,006)
Payment of dividends on common stock	(11)	(4,555)
Net cash (used in) provided by financing activities	(37,082)	16,706

Net increase (decrease) in cash and cash equivalents	2,848	(7,428)
Cash and cash equivalents at beginning of period	19,426	25,300
Cash and cash equivalents at end of period	$22,274	$17,872

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

Reclassification Amount (in 000's)	12/31/2008	9/30/2008
Lease principal claim included in gross loans	$5,425	$5,425

Allowance for credit losses	(3,542)	(3,526)

Net balance transferred to other assets	$1,883	$1,899

New Accounting Standards:

In the third quarter of 2009 the Company adopted ASU No. 2009-01 (formerly Statement of Financial Accounting Standards No. 168) Topic 105, “Generally Accepted Accounting Principles — FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles”. The Financial Accounting Standards Board (FASB) Accounting Standards Codification (“Codification” or “ASC”) is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. References to GAAP in these Notes to the Consolidated Financial Statements are provided under the Codification structure where applicable.

In May 2009, the FASB issued an accounting standard, “Subsequent Events” (formerly Statement of Financial Accounting Standards No. 165), which is included in ASC Topic 855.  This standard sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  This Standard became effective for the Company at June 30, 2009 (see Note 15) and had no impact on the Company’s financial condition or results of operation.

In April of 2009, the FASB issued new guidance (formerly Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”) impacting ASC Topic 825, “Financial Instruments”. This new guidance extends the disclosure requirements of ASC Topic 825 to interim financial statements of publicly traded companies. The new guidance was effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this new guidance at June 30, 2009 (see Note 13).

In April 2009, the FASB issued new guidance (formerly Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”) impacting ASC Topic 320, “Investments – Debt and Equity Instruments”. This new guidance amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. If an entity determines that it has other-than-temporary impairment on its securities, it must recognize the credit loss on the securities in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The new guidance expands disclosures about other-than-temporary impairment and requires that the annual disclosures in ASC Topic 320 be made for interim reporting periods. This new guidance became effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this new guidance for the interim reporting period ending March 31, 2009. See Note 2 to the consolidated financial statements for the impact on the Company of adopting the new guidance under ASC Topic 320.

In April 2009, the FASB issued new guidance (formerly Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”) impacting ASC Topic 820, “Fair Value Measurements and Disclosures”. This guidance provides additional information on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset of liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. This guidance became effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this new guidance for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin series entitled “Other Than Temporary Impairment of Certain Investments Debt and Equity Securities.” During April 2009, the FASB issued new guidance (formerly Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”) impacting ASC Topic 320, “Investments – Debt and Equity Instruments”. SAB 111 maintains the previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. SAB 111 was effective for the Company as of March 31, 2009. There was no material impact to the Company’s consolidated financial position or results of operations upon adoption.

New Accounting Standards not yet Effective

In December 2008, the FASB issued new guidance impacting ASC Topic 715 “Compensation-Retirement Benefits” (formerly Staff Position (FSP) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.) The guidance amends SFAS No. 132(R) existing guidance to provide additional guidance on an employer’s disclosures in an employer’s financial statements about plan assets of a defined benefit pension or other postretirement plan. Upon initial application, the new guidance is not required for earlier periods that are presented for comparative purposes. The disclosures about plan assets required by this standard must be provided for fiscal years ending after December 15, 2009 and are not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued new guidance impacting ACS Topic 860 “Transfers and Servicing” (formerly SFAS No. 166, “Accounting for Transfer of Financial Assets, an amendment of SFAS No. 140".) The standard amends existing guidance by eliminating the concept of a qualifying special-purpose entity (QSPE), creating more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifying other sale-accounting criteria and changing the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 and for subsequent interim and annual periods. The adoption of this standard as of January 1, 2010 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Measuring Liabilities at Fair Value”. The standard provides guidance for valuing liabilities within the FASB Codification’s fair value hierarchy. ASU 2009-05 reiterates that the definition of fair value for a liability is the price that would be paid to transfer it in an orderly transaction between market participants at the measurement date. It also reiterates that a company must reflect its own nonperformance risk, including its own credit risk, in fair value measurements of liabilities and that the liability’s nonperformance risk would be the same both before and after the hypothetical transfer on which the fair value measurement is based. ASU 2009-05 is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair value measurements of liabilities required by GAAP. The adoption of this standard on October 1, 2009 did not have a material impact on the Company’s consolidated financial condition or results of operations.

2.	Investment Securities Available for Sale

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of September 30, 2009 and December 31, 2008:

		Gross	Gross	Fair Value
(In thousands)	Amortized	Unrealized	Unrealized	(Carrying
	Cost	Gains	Losses	Amount)
September 30, 2009:
U.S. Government agencies	$37,042	$1,730	$(6)	$38,766
U.S. Government agency CMO’s	16,187	365	(15)	16,537
Residential mortgage obligations	14,984	0	(4,297)	10,687
Obligations of state and political subdivisions	1,252	38	0	1,290
Other investment securities	13,976	5	(507)	13,474
	$83,441	$2,138	$(4,825)	$80,754
December 31, 2008:
U.S. Government agencies	$43,110	$1,280	$(204)	$44,186
U.S. Government agency CMO’s	21,317	189	(40)	21,466
Residential mortgage obligations	17,751	0	(4,951)	12,800
Obligations of state and political subdivisions	1,252	28	0	1,280
Other investment securities	13,880	0	(863)	13,017
	$97,310	$1,497	$(6,058)	$92,749

Included in other investment securities at September 30, 2009 are a short-term government securities mutual fund totaling $7.5 million, a CRA-qualified mortgage fund totaling $5.0 million, and a money-market mutual fund totaling $976,000. Included in other investment securities at December 31, 2008, is a short-term government securities mutual fund totaling $7.2 million, a CRA-qualified mortgage fund totaling $4.9 million, and an overnight money-market mutual fund totaling $880,000. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

The amortized cost and fair value of securities available for sale at September 30, 2008, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	September 30, 2008
	Amortized	Fair Value
(In thousands)	Cost	(Carrying Amount)
Due in one year or less	$13,976	$13,474
Due after one year through five years	4,781	4,897
Due after five years through ten years	7,931	8,446
Due after ten years	25,582	26,713
Collateralized mortgage obligations	31,171	27,224
	$83,441	$80,754

There were no realized gains on sales of available-for-sale securities during the nine months ended September 30, 2009. There were no realized losses on sales or calls of available-for-sale securities during the nine months ended September 30, 2009, but there were realized other-than-temporary impairment losses totaling $720,000 on three of the Company’s residential mortgage obligations (see discussion below.) There were realized gains totaling $24,000 on calls of available-for-sale securities during the nine months ended September 30, 2008. There were no realized gains or losses on sales of available-for-sale securities during the nine months ended September 30, 2008.

Securities that have been temporarily impaired less than 12 months at September 30, 2009 are comprised of two U.S. government agency securities with a total weighted average life of 0.9 years and one collateralized mortgage obligation with a weighted average life of 2.5 years. As of September 30, 2009, there were three residential mortgage obligations and one other investment security with a total weighted average life of 1.4 years that have been temporarily impaired for twelve months or more.

The following summarizes the total of temporarily impaired and other-than-temporarily impaired investment securities at September 30, 2009 (see discussion below for other than temporarily impaired securities included here):

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$1,636	$(6)	$0	$0	$1,636	$(6)
U.S. Government agency CMO’s	2,682	(15)	0	0	2,682	(15)
Residential mortgage obligations	0	0	10,688	(4,297)	10,688	(4,297)
Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	7,493	(507)	7,493	(507)
Total impaired securities	$4,318	$(21)	$18,181	$(4,804)	$22,499	$(4,825)

Securities that have been temporarily impaired less than 12 months at September 30, 2008 are comprised of two U.S. Government CMO’s, three residential mortgage obligations, and three U.S. government agency securities with a total weighted average life of 4.1 years. As of September 30, 2008, there were two other investment securities and one U.S. government agency security with a total weighted average life of 1.5 years that have been temporarily impaired for twelve months or more.

The following summarizes temporarily impaired investment securities at September 30, 2008:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$7,214	$(51)	$4,746	$(133)	$11,960	$(184)
U.S. Government agency CMO’s	10,583	(180)	0	0	10,583	(180)
Residential mortgage obligations	15,684	(2,457)	0	0	15,684	(2,457)
Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	12,368	(632)	12,368	(632)
Total impaired securities	$33,481	$(2,688)	$17,114	$(765)	$50,595	$(3,453)

At September 30, 2009 and December 31, 2008, available-for-sale securities with an amortized cost of approximately $69.8 million and $81.4 million (fair value of $68.6 million and $79.6 million) were pledged as collateral for public funds, and treasury tax and loan balances.

The Company evaluates investment securities for other-than-temporary impairment (“OTTI”) at least quarterly, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under ASC Topic 320, “Investments – Debt and Equity Instruments.” Certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, are evaluated using the model outlined in ASC Topic 320 (formerly EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.”)

The first segment n determining OTTI , the Company considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to the Company at the time of the evaluation.

The second segment of the portfolio uses the OTTI guidance that is specific to purchased beneficial interests including non-agency collateralized mortgage obligations. Under this model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

Effective the first quarter 2009, the Company adopted new guidance (formerly FSP 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”) impacting ASC Topic 320, which establishes a new model for measuring and disclosing OTTI for all debt securities. Other-than-temporary-impairment occurs under the new guidance when the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary-impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary-impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary-impairment related to the credit loss is recognized in earnings, and is determined based on the difference between the present value of cash flows expected to be collected and the current amortized cost of the security. The amount of the total other-than-temporary-impairment related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary-impairment recognized in earnings shall become the new amortized cost basis of the investment.

At September 30, 2009, the decline in market value for all but three (see below) of the impaired securities is attributable to changes in interest rates and illiquidity, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.

At September 30, 2009, the Company had three non-agency collateralized mortgage obligations which have been impaired more than twelve months. The three non-agency collateralized mortgage obligations had a market value of $10.7 million and unrealized losses of approximately $4.3 million at September 30, 2009. All three non-agency mortgage-backed securities were rated less than high credit quality at September 30, 2009. The Company evaluated  these three non-agency collateralized mortgage obligations for OTTI by comparing the present value of expected cash flows to previous estimates to determine whether there had been adverse changes in cash flows during the quarter. The OTTI evaluation was conducted utilizing the services of a third party specialist and consultant in MBS and CMO products. The cash flow assumptions used in the evaluation included a number of factors including changes in delinquency rates, anticipated prepayment speeds, loan-to-value ratios, changes in agency ratings, and market prices. As a result of the impairment evaluation, the Company determined that there had been adverse changes in cash flows in all three of the three non-agency collateralized mortgage obligations reviewed, and concluded that these three non-agency collateralized mortgage obligations were other-than-temporarily impaired. The three CMO securities had other-than-temporary-impairment losses of $4.6 million, of which $317,000 was recorded as expense and $4.3 million was recorded in other comprehensive loss. These three non-agency collateralized mortgage obligations remained classified as available for sale at September 30, 2009.

The following table details the three non-agency collateralized mortgage obligations with other-than-temporary-impairment, their credit rating at September 30, 2009, the related credit losses recognized in earnings during the quarter and nine months, and impairment losses in other comprehensive loss:

	RALI 2006-QS1G A10	RALI 2006 QS8 A1	CWALT 2007-8CB A9
	Rated CCC	Rated CCC	Rated CCC	Total
Amortized cost – before OTTI	$5,836,353	$1,751,450	$8,116,068	$15,703,871

Credit loss - YTD 6/30/09	(333,416)	(69,728)	0	(403,144)
Credit loss - QTD 9/30/09	(127,102)	(101,939)	(87,714)	(316,755)
Credit loss - YTD 9/30/09	(460,518)	(171,667)	(87,714)	(719,899)
Other impairment (OCI)	(1,355,093)	(468,713)	(2,472,377)	(4,296,183)
Carrying amount - 9/30/09	4,020,742	1,111,070	5,555,977	10,687,789

Total impairment - QTD 9/30/09	$(1,482,195)	$(570,652)	$(2,560,091)	(4,612,938)
Total impairment - YTD 9/30/09	$(1,815,611)	$(640,380)	$(2,560,091)	$(5,016,082)

The total other comprehensive loss (OCI) balance of $4.3 million in the above table is included in unrealized losses of 12 months or more at September 30, 2009.

3.	Loans and Leases

Loans include the following:

	Sept 30,	% of	December 31,	% of
(In thousands)	2009	Loans	2008	Loans
Commercial and industrial	$243,424	45.5%	$223,581	41.1%
Real estate – mortgage	136,862	25.6%	126,689	23.3%
Real estate – construction	75,749	14.2%	119,884	21.9%
Agricultural	57,461	10.8%	52,020	9.6%
Installment/other	19,797	3.7%	20,782	3.8%
Lease financing	852	0.2%	1,595	0.3%
Total Gross Loans	$534,145	100.0%	$544,551	100.0%

The Company had $547,000 in loans over 90 days past due and still accruing at September 30, 2009. Loans over 90 days past due and still accruing totaled $680,000 at December 31, 2008. Nonaccrual loans totaled $55.2 million and $45.7 million at September 30, 2009 and December 31, 2008, respectively.

An analysis of changes in the allowance for credit losses is as follows:

	Sept 30,	December 31,	Sept 30,
(In thousands)	2009	2008	2008
Balance, beginning of year	$11,529	$7,431	$7,431
Provision charged to operations	8,593	9,526	7,160
Losses charged to allowance	(5,962)	(5,545)	(2,106)
Recoveries on loans previously charged off	253	117	96
Balance at end-of-period	$14,413	$11,529	$12,581

The allowance for credit losses represents management's estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. The formula allowance for unfunded loan commitments totaling $219,000 and $313,000 at September 30, 2009 and December 31, 2008, respectively, is carried in other liabilities. The Company’s market areas of the San Joaquin Valley, the greater Oakhurst area, East Madera County, and Santa Clara County, have all been impacted by the economic downturn related to depressed real estate markets and the tightening of liquidity markets. The Company has taken these events into account when reviewing estimates of factors that may impact the allowance for credit losses.

The Company grades “problem” or “classified” loans according to certain risk factors associated with individual loans within the loan portfolio. Classified loans consist of loans which have been graded substandard, doubtful, or loss based upon inherent weaknesses in the individual loans or loan relationships. Classified loans include not only impaired loans (as defined under SFAS No. 114), but also loans which based upon inherent weaknesses result in a risk grading of substandard, doubtful, or loss. The following table summarizes the Company’s classified loans at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
(in 000's)	2009	2008
Impaired loans	$70,051	$48,946
Classified loans not considered impaired	12,814	33,758
Total classified loans	$82,865	$82,704

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the periods presented:

(in thousands)	Sept 30, 2009	December 31, 2008	Sept 30, 2008
Total impaired loans at period-end	$70,051	$48,946	$48,230
Impaired loans which have specific allowance	41,829	25,541	21,908
Total specific allowance on impaired loans	7,393	4,972	4,427
Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	28,222	23,405	26,322

(in thousands)	YTD – 9/30/09	YTD - 12/31/08	YTD – 9/30/08
Average recorded investment in impaired loans during period	$61,046	$31,677	$27,360
Income recognized on impaired loans during period	0	0	0

4.	Deposits

Deposits include the following:

	Sept 30,	December 31,
(In thousands)	2009	2008
Noninterest-bearing deposits	$131,268	$149,529
Interest-bearing deposits:
NOW and money market accounts	179,591	136,612
Savings accounts	33,287	37,586
Time deposits:
Under $100,000	64,674	66,128
$100,000 and over	163,250	118,631
Total interest-bearing deposits	440,802	358,957
Total deposits	$572,070	$508,486

Total brokered deposits included in time deposits above	$130,267	$93,375

5.	Short-term Borrowings/Other Borrowings

At September 30, 2009, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $161.1 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $48.3 million. At September 30, 2009, the Company had total outstanding balances of $40.0 million drawn against its FHLB line of credit, and $14.4 million in overnight borrowing at the Federal Reserve Discount Window. The weighted average cost of borrowings outstanding at September 30, 2009 was 0.95%. The $29.0 million 2-month FHLB note shown below matured on October 31, 2009 and was renewed for a three-month period at a rate of 0.18%. The $40.0 million in FHLB borrowings outstanding at September 30, 2009 are summarized in the table below.

FHLB term borrowings at September 30, 2009 (in 000’s):

Term	Balance at 9/30/09	Fixed Rate	Maturity
2-month	$29,000	0.28%	10/31/09
2 year	11,000	2.67%	2/11/10
	$40,000	0.94%

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

6.	Supplemental Cash Flow Disclosures

	Nine Months Ended September 30,
(In thousands)	2009	2008
Cash paid during the period for:
Interest	$5,858	$12,918
Income Taxes	$411	1,610
Noncash investing activities:
Loans transferred to foreclosed assets	$16,375	$2,803

7.	Common Stock Dividend

On September 22, 2009, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of October 10, 2009, an additional should be 122,476 shares were issued to shareholders on October 22, 2009. Because the stock dividend was considered a “small stock dividend”, approximately $613,000 was transferred from retained earnings to common stock based upon the $5.00 closing price of the Company’s common stock on the declaration date of September 22, 2009. There were no fractional shares paid. Other than for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

8. Net (Loss) Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Quarter Ended Sept 30,		Nine Months Ended Sept 30,
(In thousands except earnings per share data)	2009	2008	2009	2008
Net (loss) income available to common shareholders	$693	$(1,342)	$(4,112)	$3,228

Weighted average shares issued	12,373	12,399	12,373	12,423
Add: dilutive effect of stock options	0	0	0	6
Weighted average shares outstanding adjusted for potential dilution	12,373	12,399	12,373	12,429

Basic earnings per share	$0.06	$(0.11)	$(0.33)	$0.26
Diluted earnings per share	$0.06	$(0.11)	$(0.33)	$0.26
Anti-dilutive shares excluded from earnings per share calculation	181	182	181	113

The Company’s average weighted shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders of record on October 10, 2009.

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

During the nine months ended September 30, 2009, 488 shares were repurchased at a total cost of $3,700 and an average per share price of $7.50. There were no shares repurchased during the quarter ended September 30, 2009.

10. Stock Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the grant-date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period).

Included in salaries and employee benefits for the nine months ended September 30, 2009 and 2008 is $39,000 and $91,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to either quarter.

A summary of the Company’s options as of January 1, 2009 and changes during the nine months ended September 30, 2009 is presented below.

		Weighted		Weighted
		Average		Average
	2005	Exercise	1995	Exercise
	Plan	Price	Plan	Price
Options outstanding January 1, 2009	159,645	$16.13	16,322	$11.96
1% common stock dividends – 2009	4,838	(0.48)	494	(0.35)
Options outstanding September 30, 2009	164,483	$15.65	16,816	$11.61

Options exercisable at September 30, 2009	111,512	$15.36	16,816	$11.61

As of September 30, 2009 and 2008, there was $41,000 and $133,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 0.25 years and 0.75 years, respectively. No stock options were exercised during the nine months ended September 30, 2009. The Company received $70,000 in cash proceeds on options exercised during the nine months ended September 30, 2008. No tax benefits were realized on stock options exercised during the nine months ended September 30, 2008, because all options exercised during the periods were incentive stock options.

	Nine Months Ended	Nine Months Ended
	Sept 30, 2009	Sept 30, 2008
Weighted average grant-date fair value of stock options granted	n/a	n/a
Total fair value of stock options vested	$150,582	$171,676
Total intrinsic value of stock options exercised	n/a	$55,000

11.	Income Taxes

The Company periodically reviews its tax positions under the guidance of ASC Topic 740, “Income Taxes”, based upon the criteria that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term, “more likely than not”, means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority and all available information is known to the taxing authority.

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

The Company again reviewed its REIT tax position as of September 30, 2009. There have been no changes to the Company’s tax position with regard to the REIT during the quarter ended September 30, 2009. The Company had approximately $609,000 and $566,000 accrued for the payment of interest and penalties at September 30, 2009 and December 31, 2008, respectively. It is the Company’s policy to recognize interest expense related to unrecognized tax benefits, and penalties, as a component tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in 000’s):

Balance at January 1, 2009	$1,473
Additions for tax provisions of prior years	43
Balance at September 30, 2009	$1,516

12.	Junior Subordinated Debt/Trust Preferred Securities

Effective September 30, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Company elected to defer interest payments on the Company's $15.0 million of junior subordinated debentures relating to its trust preferred securities. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals are elected, the Company will continue to record interest expense associated with the debentures. Upon the expiration of the deferral period, all accrued and unpaid interest will be due and payable. During the deferral period, the Company is precluded from paying cash dividends to shareholders or repurchasing its stock.

The fair value guidance generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Effective January 1, 2008, the Company elected the fair value option for its junior subordinated debt issued under USB Capital Trust II. The rate paid on the junior subordinated debt issued under USB Capital Trust II is 3-month LIBOR plus 129 basis points, and is adjusted quarterly.

At September 30, 2009 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow valuation model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month Libor curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument, adjusted for deferrals of interest payments per the Company’s election at September 30, 2009. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 7.4% discount rate used represents what a market participant would consider under the circumstances.

The fair value calculation performed at September 30, 2009 resulted in a pretax gain adjustment of $395,000 ($232,000, net of tax) for the quarter ended September 30, 2009, and a cumulative pretax gain adjustment of $290,000 ($171,000 net of tax) for the nine months ended September 30, 2009. The previous year’s fair value calculation performed at September 30, 2008 resulted in a pretax loss adjustment of $37,000 for the quarter ended September 30, 2008, and a cumulative pretax gain adjustment of $464,000 for the nine months ended September 30, 2008.

13.	Fair Value Measurements and Disclosure

The following summary disclosures are made in accordance with the guidance provided by ASC Topic 825 “Fair Value Measurements and Disclosures” (formerly Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,”) which requires the disclosure of fair value information about both on- and off- balance sheet financial instruments where it is practicable to estimate that value.

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
On-Balance sheet:
Financial Assets:
Cash and cash equivalents	$22,274	$22,274	$19,426	$19,426
Interest-bearing deposits	2,526	2,614	20,431	20,490
Investment securities	80,754	80,754	92,749	92,749
Loans, net	533,253	522,553	543,317	534,115
Cash surrender value of life insurance	14,841	14,841	14,460	14,460
Investment in bank stock	141	141	121	121
Investment in limited partnerships	2,381	2,381	2,702	2,702
Financial Liabilities:
Deposits	572,070	571,677	508,486	507,847
Borrowings	54,360	54,264	155,045	154,689
Junior Subordinated Debt	11,510	11,510	11,926	11,926

Off-Balance sheet:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

New guidance issued January 1, 2007 impacting ASC Topic 820 (formerly SFAS 157, “Fair Value Measurements”) clarifies the definition of fair value, describes methods used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. This statement applies whenever other accounting pronouncements require or permit fair value measurements.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3). Level 1 inputs are unadjusted quoted prices in active markets (as defined) for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability, and reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

The Company performs fair value measurements on certain assets and liabilities as the result of the application of current accounting guidelines. Some fair value measurements, such as for available-for-sale securities (AFS) and junior subordinated debt are performed on a recurring basis, while others, such as impairment of loans, goodwill and other intangibles, are performed on a nonrecurring basis.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of September 30, 2009 (in 000’s):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	Sept 30, 2009	(Level 1)	(Level 2)	(Level 3)
AFS Securities (2)	$80,895	$13,615	$56,593	$10,687
Impaired Loans (1)	40,664		9,817	30,847
Goodwill (1)	5,764			5,764
Core deposit intangibles (1)	882			882
Total	$128,205	$13,615	$66,410	$48,180
(1)	nonrecurring
(2)	Includes $141 in equity securities reported in other assets on the balance sheet

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	Sept 30, 2009	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	$11,510			$11,510
Total	$11,510	$0	$0	$11,510

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and nonrecurring basis during the year ended December 31, 2008 (in 000’s):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
AFS securities (2)	$92,870	$13,138	$66,932	$12,800
Purchased intangible asset (1)	206			$206
Impaired loans	20,569		4,602	$15,967
Core deposit intangible (1)	1,283			$1,283
Total	$114,928	$13,138	$71,534	$30,256

(1)	Nonrecurring items
(2)	Includes $121 in equity securities reported in other assets on the balance sheet

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	$11,926			$11,926
Total	$11,926	$0	$0	$11,926

The nonrecurring fair value measurements performed during the nine months ended September 30, 2009 resulted in pretax fair value impairment adjustments of $57,000 ($33,000 net of tax) to the core deposit intangible asset, and $3.0 million to goodwill. The impairment adjustments are reflected as a component of noninterest expense for the nine months ended September 30, 2009.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring and non-recurring basis during the nine months ended September 30, 2009 and 2008 (in 000’s):

	9/30/09	9/30/09	9/30/09	9/30/08	9/30/08
Reconciliation of Assets:	Impaired loans	CMO’s	Intangible assets	Impaired loans	Intangible assets
Beginning balance	$15,967	$12,800	$1,283	$2,211	$0
Total gains or (losses) included in earnings (or other comprehensive loss)	(21,411)	(2,113)	(401)	(1,267)	(624)
Transfers in and/or out of Level 3	36,291	0	0	15,281	2,030
Ending balance	$30,847	$10,687	$882	$16,225	$1,406

The amount of total gains or (losses) for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1,845)	$(2,113)	$(401)	$(338)	$0

	9/30/2009	9/30/2008

Reconciliation of Liabilities:	Junior Sub Debt	Junior Sub Debt
Beginning balance	$11,926	$0

Total gains included in earnings (or changes in net assets)	(416)	(464)
Transfers in and/or out of Level 3	0	13,247
Ending balance	$11,510	$12,783

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(416)	$(464)

During the quarter ended March 31, 2008, the Company reclassified approximately $12.8 million in junior subordinated debt from Level 2 to Level 3 because certain significant inputs for the fair value measurement became unobservable. The fair value of junior subordinated debt is still considered a Level 3 input at September 30, 2009. This re-class was primarily the result of continued credit market and liquidity deterioration in which credit markets for trust preferred securities became effectively inactive during the period.

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

Investments – Available for sale securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data are not available for the last 30 days, a Level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level-2 pricing may include using a spread forward from the last observable trade or may use a proxy bond like a TBA mortgage to come up with a price for the security being valued. Changes in fair market value are recorded in other comprehensive loss as the securities are available for sale. At September 30, 2009 and December 31, 2008, the Company held three non-agency (private-label) collateralized mortgage obligations (CMO’s). Fair value of these securities (as well as review for other-than-temporary impairment) was performed by a third-party securities broker specializing in CMO’s. Fair value was based upon estimated cash flows which included assumptions about future prepayments, default rates, and the impact of credit risk on this type of investment security. Although the pricing of the CMO’s has certain aspects of Level 2 pricing, many of the pricing inputs are based upon unobservable assumptions of future economic trends and as a result the Company considers this to be Level 3 pricing.

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

Impaired Loans - Fair value measurements for impaired loans are performed pursuant to the criteria defined in the Receivables Topic of the FASB ASC, which was originally issued under FAS No. 114, and are based upon either collateral values supported by appraisals, or observed market prices. Changes are not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the loan loss reserve. Such adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for credit losses recorded in current earnings.

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

Deposits – In accordance with ASC Topic 820 (formerly SFAS No. 107), fair values for transaction and savings accounts are equal to the respective amounts payable on demand at September 30, 2009 and December 31, 2008 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed by ASC Topic 820. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Borrowings - Borrowings consist of federal funds sold, securities sold under agreements to repurchase, and other short-term borrowings. Fair values of borrowings were estimated using the rates currently offered for borrowings with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a valuation discounted cash flows model utilizing observable market rates and credit characteristics for similar instruments. In its analysis, the Company used characteristics that distinguish market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the nine month period ended September 30, 2009, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. The Company believes the inputs to the model are subjective enough to the fair value determination of the junior subordinated debt to make them Level 3 inputs.

Off-balance sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at September 30, 2009 and December 31, 2008.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheet and results of operations.

14.	Goodwill and Intangible Assets

At December 31, 2008 the Company had $10.4 million of goodwill, $2.8 million of core deposit intangibles, and $206,000 of other identified intangible assets which were recorded in connection with various business combinations and purchases. The following table summarizes the carrying value of those assets at December 31, 2008 and September 30, 2009.

	September 30, 2009	December 31, 2008
Goodwill	$7,391	$10,417
Core deposit intangible assets	2,152	2,795
Other identified intangible assets	122	206
Total goodwill and intangible assets	$9,665	$13,418

Core deposit intangibles and other identified intangible assets are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets and goodwill at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007 and totaled approximately $8.8 million at March 31, 2009. The Company conducted its annual impairment testing of the goodwill related to the Campbell reporting unit effective March 31, 2009. Impairment testing for goodwill is a two-step process.

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

During the second quarter of 2009, the Company utilized the services of an independent valuation firm to assist in determining the fair value of the Campbell operating unit under step-two guidelines and whether there was goodwill impairment. The second step in impairment analysis compares the fair value of the Campbell operating unit to the aggregate fair values of its individual assets, liabilities and identified intangibles. As a result of step-2 impairment testing, the Company concluded that the goodwill related to the Campbell operating unit was impaired, and recognized a pre-tax and after-tax impairment loss of $3,026,000 at June 30, 2009. Because the Legacy merger was a tax-free transaction, the Bank receives no benefit for the loss recorded during 2009.

Core Deposit Intangibles: During the first quarter of 2009, the Company performed an annual impairment analysis of the core deposit intangible assets associated with the Legacy Bank merger completed during February 2007 (Campbell operating unit). The core deposit intangible asset, which totaled $3.0 million at the time of merger, is being amortized over an estimated life of approximately seven years. The Company recognized $344,000 and $401,000 in amortization expense related to the Legacy operating unit during the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, the carrying value of the core deposit intangible related to the Legacy Bank merger was $882,000.

During the impairment analysis performed as of March 31, 2009, it was determined that the original deposits purchased from Legacy Bank during February 2007 continue to decline faster than originally anticipated. As a result of increased deposit runoff, particularly in noninterest-bearing checking accounts and savings accounts, the estimated value of the Campbell core deposit intangible was determined to be $1,107,000 at March 31, 2009 rather than the pre-adjustment carrying value of $1,164,000. As a result of the impairment analysis, the Company recorded a pre-tax impairment loss of $57,000 ($33,000, net of tax) reflected as a component of noninterest expense for the quarter ended March 31, 2009 and the nine months ended September 30, 2009.

As a result of impairment testing of core deposit intangible assets related to the Campbell operating unit conducted during the first quarter of 2008, the Company recorded a pre-tax impairment loss of $624,000 ($364,000, net of tax) reflected as a component of noninterest expense for the quarter ended March 31, 2008 and year-to-date September 30, 2008.

15.	Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through November 9, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

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

The Company has made certain reclassifications to the 2008 financial information to conform to the classifications used in 2009. Effective January 1, 2009, the Company reclassified a contingent asset that represents a claim from an insurance company related to a charged-off lease portfolio, including specific reserves, from loans to other assets. Management believes the asset is better reflected, given its nature, as an asset other than loans (see Note 1 for more details). All periods presented have been retroactively adjusted for the reclassification to other assets and therefore amounts have been excluded from loans and reserves for credit losses, including impaired and nonaccrual balances for periods prior to September 30, 2009. The contingent asset was ultimately settled during the quarter ended June 30, 2009 resulting in a pretax gain of $117,000.

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

Trends Affecting Results of Operations and Financial Position

The following table summarizes the nine-month and year-to-date averages of the components of interest-bearing assets as a percentage of total interest-bearing assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	9/30/09	12/31/08	9/30/08
Loans and Leases	85.35%	84.23%	84.15%
Investment securities available for sale	13.57%	14.30%	14.69%
Interest-bearing deposits in other banks	1.08%	1.39%	1.05%
Federal funds sold	0.00%	0.08%	0.11%
Total earning assets	100.00%	100.00%	100.00%

NOW accounts	8.55%	7.92%	8.04%
Money market accounts	21.32%	22.89%	23.47%
Savings accounts	6.86%	7.50%	7.62%
Time deposits	38.03%	42.51%	45.74%
Other borrowings	22.97%	16.84%	12.78%
Subordinated debentures	2.27%	2.34%	2.35%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

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

Continued weakness in the real estate markets and the general economy have impacted the Company’s operations during the past four quarters with increased levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. Although the Company continues its business development and expansion efforts throughout its market area, increased attention has been placed on reducing nonperforming assets and providing customers more options to help work through this difficult economic period.

With market rates of interest declining 100 basis points during the fourth quarter of 2007, and another 400 basis points during the year ended December 31, 2008, the Company continues to experience compressed net interest margins. The Company’s net interest margin was 4.46% for the nine months ended September 30, 2009, as compared to 4.36% for the year ended December 31, 2008, and 4.47% for the nine months ended September 30, 2008. With approximately 64% of the loan portfolio in floating rate instruments at September 30, 2009, the effects of low market rates continue to impact loan yields. Loans yielded 5.78% during the nine months ended September 30, 2009, as compared to 6.81% for the year ended December 31, 2008, and 7.10% for the nine months ended September 30, 2008. With the rapid decline in market rates of interest experienced during 2008, deposit repricing was slow to follow the decline in loan rates during the second half of 2008. However, with stock market declines, combined with more substantial FDIC insurance coverage, deposit rates declined during the fourth quarter of 2008 as investors sought safety in bank deposits. Borrowing rates declined significantly during the fourth quarter of 2008 and have remained low during 2009, resulting in overnight and short-term borrowing rates of less than 0.50% during the nine months ended September 30, 2009. The Company has benefited from these rate declines, as it has continued to utilize overnight and short-term borrowing lines through the Federal Reserve and Federal Home Loan Bank to a greater degree. The Company’s average cost of funds was 1.47% for the nine months ended September 30, 2009 as compared to 2.75% for the year ended December 31, 2008, and 2.95% for the nine months ended September 30, 2008.

Total noninterest income of $3.4 million reported for the nine months ended September 30, 2009 decreased $2.2 million or 39.1% as compared to the nine months ended September 30, 2008, resulting in declines in all noninterest income categories between the two nine-month periods. Noninterest income continues to be driven by customer service fees, which totaled $3.0 million for the nine months ended September 30, 2009, representing a decrease of $595,000 or 16.7% over the $3.6 million in customer service fees reported for the nine months ended September 30, 2008. Although we believe the decline in current economic conditions has had an impact on the level of customer service fees, decreases in ATM fees between the two periods presented resulting from the loss of a contract during 2008 to provide multiple ATM’s in a single location have also adversely impacted the level of customer service fees. Customer service fees represented 86.1% and 63.0% of total noninterest income for the nine-month periods ended September 30, 2009 and 2008, respectively.

Noninterest expense increased approximately $4.5 million or 26.5% between the nine-month periods ended September 30, 2008 and September 30, 2009. The primary reason for the increase in noninterest expense experienced during the first nine months of 2009 was the result of a goodwill impairment loss totaling $3.0 million recognized during the second quarter of 2009.  While impairment losses on the Company’s core deposit intangible assets decreased $567,000 between the nine-month periods ended September 30, 2008 and 2009, the Company took impairment charges of $866,000 during the first nine months of 2009 on real estate owned through foreclosure, and $720,000 on investment securities. Salary expense decreased $1.8 million or 21.9% between the nine months ended September 30, 2008 and September 30, 2009, primarily as the result of declines in accrued bonuses and employee incentives between the two periods.

Effective September 30, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Company elected to defer interest payments on the Company's $15.0 million of junior subordinated debentures relating to its trust preferred securities. This is the result of regulatory restraints which have precluded the Bank from paying dividends to the Holding Company. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals are elected, the Company will continue to record interest expense associated with the debentures. Upon the expiration of the deferral period, all accrued and unpaid interest will be due and payable. Under the terms of the debenture, the Company is precluded from paying cash dividends to shareholders or repurchasing its stock during the deferral period.

The Company has not paid any cash dividends on its common stock since the second quarter of 2008 and does not expect to resume common stock dividends for the foreseeable future. Because the Company has elected to defer the quarterly payments of interest on its junior subordinated debentures issued in connection with the trust preferred securities as discussed above, the Company is prohibited from paying cash dividends on its common stock during the deferral period. On September 22, 2009, the Company’s Board of Directors again declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. The stock dividend replaces quarterly cash dividends and reflects a similar value. Although the Company's capital position remains strong, the change in the dividend from cash to stock begun during the third quarter of 2008 was employed as a precaution against uncertainties in the 1-4 family residential real estate market and the potential impact on the Company's construction and related land and lot loan portfolio. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of October 9, 2009, an additional should be 122,476 shares were issued to shareholders on October 21, 2009. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividend to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet during the nine months ended September 30, 2009. Total assets decreased approximately $39.3 million during the nine months ended September 30, 2009, with a decrease of $29.9 million in interest-bearing deposits in other banks and investment securities as the Company decreased its borrowing exposure during 2009. Declines of approximately $10.4 million in loans during the nine months ended September 30, 2009 are due in large part to loan charge-offs or transfers to other real estate owned through foreclosure. Average loans comprised approximately 85% of overall average earning assets during the nine months ended September 30, 2009.

Nonperforming assets, which are primarily related to the real estate portfolio, remained high during the nine months ended September 30, 2009 as real estate markets continue to suffer from the mortgage crisis which began during mid-2007. Nonaccrual loans increased $9.5 million from the balance reported at December 31, 2008, and increased $5.5 million from the balance reported at September 30, 2008, to a balance of $55.2 million at September 30, 2009. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans.  Impaired loans increased $21.1 million during the nine months ended September 30, 2009 to a balance of $70.1 million at September 30, 2009, and increased $2.9 million during the quarter ended September 30, 2009. Other real estate owned through foreclosure increased $4.7 million between December 31, 2008 and September 30, 2009, as sales of existing OREO properties were more than offset by the transfer of the $16.4 million in loans to other real estate owned during the nine months ended September 30, 2009. As a result of these events, nonperforming assets as a percentage of total assets increased from 9.96% at December 31, 2008 to 14.79% at September 30, 2009.

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

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on identifying and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Increased charge-offs and significant provisions for loan losses made during the first nine months of 2009 materially impacted earnings, but the provisions made to the allowance for credit losses, totaling $1.4 million during the first quarter of 2009, $6.8 million during the second quarter of 2009, and $435,000 made during the third quarter of 2009, provided a level in the allowance for loan losses that is deemed adequate to cover inherent losses in the loan portfolio. Loan and lease charge-offs totaling $6.0 million during the nine months ended September 30, 2009 included $2.6 million during the quarter ended March 31, 2009, $1.5 million during the quarter ended June 30, 2009, and an additional $1.9 million during the quarter ended September 30, 2009.

Deposits increased by $63.6 million during the nine months ended September 30, 2009, with increases experienced in both interest-bearing checking accounts and time deposits. Increases in time deposits experienced during the quarter ended September 30, 2009 were the result of a plan to reduce the Company’s reliance on borrowed funds.

Although balances have declined during the most recent quarter, the Company continues to utilize overnight borrowings and other term credit lines, with borrowings totaling $54.4 million at September 30, 2009 as compared to $135.3 million at June 30, 2009, and $155.0 million at December 31, 2008. The average rate of those term borrowings was 0.95% at September 30, 2009, as compared to 0.60% at June 30, 2009, and 0.93% at December 31, 2008. Although the Company continues to realize significant interest expense reductions by utilizing these overnight and term borrowings lines, the use of such lines are monitored closely to ensure sound balance sheet management in light of the current economic and credit environment.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have actually declined during the first nine months of 2009. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.60% at September 30, 2009, representing a rate reduction of 31 basis points between June 30, 2009 and September 30, 2009, and a rate reduction of 116 basis points between December 31, 2008 and September 30, 2009. Pursuant to fair value accounting guidance, the Company has recorded $290,000 in pretax fair value gains ($171,000 net of tax) on its junior subordinated debt during the nine months ended September 30, 2009, bringing the total cumulative gain recorded on the debt to $4.0 million at September 30, 2009.

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

 Results of Operations

For the nine months ended September 30, 2009, the Company reported a net loss of $4.1 million or $0.33 per share ($0.33 diluted) as compared to net income of $3.2 million or $0.26 per share ($0.26 diluted) for the nine months ended September 30, 2008. The decline in earnings between the two nine month periods ended September 30, 2008 and 2009 is primarily the result of significant increases in provisions for loan losses and impairment losses taken during 2009, combined with declines in market rates of interest.

For the quarter ended September 30, 2009, the Company reported net income of $693,000 or $0.06 per share ($0.06 diluted) as compared to a net loss of $1.3 million or $0.11 per share ($0.11 diluted) for the quarter months ended September 30, 2008. The increase in earnings between the quarters ended September 30, 2008 and 2009 is primarily the result of large provisions for loan losses taken during the quarter third quarter of 2008, which were not as large during the third quarter of 2009.

The Company’s return on average assets was (0.74%) for the nine months ended September 30, 2009 as compared to 0.56% for the nine months ended September 30, 2008, and was 0.38% for the quarter ended September 30, 2009 as compared to (0.68%) for the quarter ended September 30, 2008. The Bank’s return on average equity was (6.95%) for the nine months ended September 30, 2009 as compared to 5.18% for the same nine-month period of 2008, and was 3.63% for the quarter ended September 30, 2009 as compared to (6.48%) for the quarter ended September 30, 2008.

Net Interest Income

Net interest income before provision for credit losses totaled $21.1 million for the nine months ended September 30, 2009, representing a decrease of $2.0 million, or 8.8% when compared to the $23.1 million reported for the same nine months of the previous year. Net interest income before provision for credit losses totaled $7.2 million for the quarter ended September 30, 2009, representing a decrease of $268,000, or 3.6% when compared to the $7.4 million reported for the third quarter of 2008. The decrease in both the annual and quarterly net interest income between 2008 and 2009 is primarily the result of decreased yields on interest-earning assets, which more than offset the decreased costs of interest-bearing liabilities. Additionally, the Company experienced decreases in the volume of interest-earning assets.

The Company’s net interest margin, as shown in Table 1, decreased to 4.46% at September 30, 2009 from 4.47% at September 30, 2008, a decrease of only 1 basis point (100 basis points = 1%) between the two periods. For the comparative quarters ended September 30, 2009 and 2008, the net interest margin decreased to 4.59% for the quarter ended September 30, 2009 from 4.64% reported for the quarter ended September 30, 2008. Average market rates of interest have decreased significantly between the nine-month periods ended September 30, 2008 and 2009. The prime rate averaged 3.25% for the nine months ended September 30, 2009 as compared to 5.43% for the comparative nine months of 2008.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Nine Months Ended September 30, 2009 and 2008

	2009			2008
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans and leases (1)	$540,116	$23,340	5.78%	$582,222	$30,960	7.10%
Investment Securities – taxable	84,645	3,340	5.28%	100,152	3,910	5.21%
Investment Securities – nontaxable (2)	1,252	44	4.70%	1,520	54	4.75%
Interest-bearing deposits in other banks	6,865	100	1.95%	7,262	169	3.11%
Federal funds sold and reverse repos	15	0	0.00%	730	18	3.29%
Total interest-earning assets	632,893	$26,824	5.67%	691,886	$35,111	6.78%
Allowance for credit losses	(12,172)			(7,533)
Noninterest-bearing assets:
Cash and due from banks	17,799			20,926
Premises and equipment, net	13,848			15,148
Accrued interest receivable	2,449			2,915
Other real estate owned	33,915			7,619
Other assets	49,962			45,941
Total average assets	$738,694			$776,902
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$44,414	$140	0.42%	$43,594	$169	0.52%
Money market accounts	110,679	1,600	1.93%	127,252	2,307	2.42%
Savings accounts	35,626	176	0.66%	41,299	386	1.25%
Time deposits	197,437	2,829	1.92%	247,959	7,094	3.82%
Other borrowings	119,266	706	0.79%	69,280	1,478	2.85%
Junior subordinated debentures	11,781	271	3.08%	12,742	536	5.62%
Total interest-bearing liabilities	519,203	$5,722	1.47%	542,126	$11,970	2.95%
Noninterest-bearing liabilities:
Noninterest-bearing checking	133,789			143,413
Accrued interest payable	647			1,224
Other liabilities	5,991			6,868
Total Liabilities	659,630			693,631

Total shareholders' equity	79,064			83,271
Total average liabilities and shareholders' equity	$738,694			$776,902
Interest income as a percentage of average earning assets			5.67%			6.78%
Interest expense as a percentage of average earning assets			1.21%			2.31%
Net interest margin			4.46%			4.47%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $1,102,000 and $2,523,000 for the nine months ended September 30, 2009 and 2008, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the nine months ended
	Sept 30, 2009 compared to Sept 30, 2008
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$(7,620)	$(5,510)	$(2,110)
Investment securities available for sale	(580)	34	(614)
Interest-bearing deposits in other banks	(69)	(64)	(5)
Federal funds sold and securities purchased under agreements to resell	(18)	(9)	(9)
Total interest income	(8,287)	(5,549)	(2,738)

Increase (decrease) in interest expense:
Interest-bearing demand accounts	(736)	(524)	(212)
Savings accounts	(210)	(163)	(47)
Time deposits	(4,265)	(3,030)	(1,235)
Other borrowings	(772)	(1,454)	682
Subordinated debentures	(265)	(227)	(38)
Total interest expense	(6,248)	(5,398)	(850)
Increase (decrease) in net interest income	$(2,039)	$(151)	$(1,888)

For the nine months ended September 30, 2009, total interest income decreased approximately $8.3 million, or 23.6% as compared to the nine-month period ended September 30, 2008. Earning asset volumes decreased in all earning-asset categories between the nine month periods, with the largest decrease experienced in loans.

For the nine months ended September 30, 2009, total interest expense decreased approximately $6.2 million, or 52.2% as compared to the nine-month period ended September 30, 2008. Between those two periods, average interest-bearing liabilities decreased by $22.9 million, and the average rates paid on these liabilities decreased by 148 basis points.

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the nine months ended September 30, 2009, the provision to the allowance for credit losses amounted to $8.6 million as compared to $7.2 million for the nine months ended September 30, 2008, and amounted to $435,000 and $6.4 million for the quarters ended September 2009 and 2008, respectively (see Asset Quality and Allowance for Credit Losses for further discussion of provisions to the allowance for credit losses.) The amount provided to the allowance for credit losses during the first nine months of 2009 brought the allowance to 2.70% of net outstanding loan balances at September 30, 2009, as compared to 2.12% of net outstanding loan balances at December 31, 2008, and 2.09% at September 30, 2008.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008:

(In thousands)	2009	2008	Amount of Change	Percent Change
Customer service fees	$2,959	$3,554	$(595)	-16.74%
Gain on redemption of securities	0	24	(24)	-100.00%
(Loss) gain on sale of OREO	(756)	67	(823)	-1,228.36%
Loss on swap ineffectiveness	0	9	(9)	-100.00%
Gain(loss) on fair value of financial liabilities	290	464	(174)	-37.50%
Shared appreciation income	23	265	(242)	-91.32%
Other	921	1,261	(340)	-26.96%
Total noninterest income	$3,437	$5,644	$(2,207)	-39.10%

Noninterest income for the nine months ended September 30, 2009 decreased $2.2 million or 39.10% when compared to the same period of 2008. Decreases in noninterest income were experienced in all categories during the nine months ended September 30, 2009 when compared to the comparative period of 2008. Customer service fees decreased $595,000 or 16.7% between the two nine-month periods presented, primarily resulting from decreases in ATM fees as well as declining revenues from the Company’s financial services department, which more than offset increases in service fees on deposit accounts. Decreases in ATM fees between the two periods presented are primarily the result of the loss of a contract during 2008 to provide multiple ATM’s in a single location.

Noninterest income for the quarter ended September 30, 2009 decreased $571,000 or 35.91% when compared to the same quarterly period of 2008, partially as the result of increased losses recognized during 2009 on the sale of other real estate owned, and declines in shared appreciation income. Partially offsetting this were increases of $432,000 in fair value gains recorded on the Company’s junior subordinated debt during the third quarter of 2009 when compared to the third quarter of 2008.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008:

Table 4. Changes in Noninterest Expense

(In thousands)	2009	2008	Amount of Change	Percent Change
Salaries and employee benefits	$6,402	$8,200	$(1,798)	-21.93%
Occupancy expense	2,815	2,977	(162)	-5.44%
Data processing	85	216	(131)	-60.65%
Professional fees	1,499	1,059	440	41.55%
Directors fees	190	196	(6)	-3.06%
FDIC/DFI insurance assessments	872	398	474	119.10%
Amortization of intangibles	670	737	(67)	-9.09%
Correspondent bank service charges	284	329	(45)	-13.68%
Impairment loss on core deposit intangible	57	624	(567)	-90.87%
Impairment loss on investment securities	720	0	720	—
Impairment loss on goodwill	3,026	0	3,026	—
Impairment loss on OREO	866	31	835	2,693.55%
Loss on California tax credit partnership	321	324	(3)	-0.93%
OREO expense	1,150	211	939	445.02%
Other	2,656	1,779	877	49.30%
Total expense	$21,613	$17,081	$4,532	26.53%

The net increase in noninterest expense between the nine months ended September 30, 2008 and 2009 is in large part the result of $3.0 million in goodwill impairment losses taken during second quarter of 2009. Other changes in noninterest expense are comprised of reductions in salaries, bonus incentives, and overhead expenses, increases in OREO, legal, FDIC insurance assessments, and other expenses associated with nonperforming and foreclosed loans, as well as changes in the components of other impairment losses taken on various assets of the Company. The increase in other noninterest expense for both the quarter ended and nine months ended September 30, 2009 was primarily the result of an $800,000 legal settlement for a disputed service contract with a third-party vendor, which was resolved during the third quarter of 2009. As the economy has declined over the past year, the Company has streamlined certain departments to more effectively control salary and employee benefit costs where the levels of business are lower than they have been historically.

While impairment losses on core deposit intangible assets decreased $567,000 or 90.9% between the nine months ended September 30, 2008 and 2009, additional impairment losses were recorded during 2009 on other of the Company’s assets. Impairment losses totaling $866,000 were realized on OREO during the nine months ended September 30, 2009 as OREO properties were further written-down to fair value as new valuations were received. In addition, during the nine months ended September 30, 2009, the Company recognized $720,000 in impairment losses ($163,000 during the first quarter, $240,000 during the second quarter, and $317,000 during the third quarter of 2009) on three of its non-agency collateralized mortgage obligations which were determined to be other-than-temporarily impaired. The amount expensed as impairment losses on the three securities represents the identified credit-related portion of the impairment. Although there are some indications of improvement in current economic conditions, a prolonged recessionary period could result in additional impairment losses in the future.

The Company recognized stock-based compensation expense of $39,000 and $91,000 for the nine months ended September 30, 2009 and 2008, respectively. This expense is included in noninterest expense under salaries and employee benefits. The Company expects stock-based compensation expense to be about $13,000 per quarter during the remainder of 2009. Under the current pool of stock options, stock-based compensation expense will decline to approximately $6,000 per quarter during 2010, then decline after that through 2011. If new stock options are issued, or existing options fail to vest, for example, due to unexpected forfeitures, actual stock-based compensation expense in future periods will change.

Income Taxes

The Company’s income tax expense is impacted to some degree by permanent taxable differences between income reported for book purposes and income reported for tax purposes, as well as certain tax credits which are not reflected in the Company’s pretax income or loss shown in the statements of operations and comprehensive income. As pretax income or loss amounts become smaller, the impact of these differences become more significant and are reflected as variances in the Company’s effective tax rate for the periods presented. In general, the permanent differences and tax credits affecting tax expense have a positive impact and tend to reduce the effective tax rates shown in the Company’s statements of operations and comprehensive income.

The Company reviews its current tax positions at least quarterly based upon income tax accounting guidance which includes the criteria that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the income tax guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent.” In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

Pursuant to the guidance, the Company reviewed its REIT tax position as of January 1, 2007 (adoption date of the new guidance), and then has again reviewed its position each subsequent quarter since adoption. The Bank, with guidance from advisors, believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007 the Company recorded an adjustment of $1.3 million to beginning retained earnings upon adoption of the new guidance (previously FIN48) to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. During the years ended December 31, 2008 and 2007, the Company increased the unrecognized tax liability by an additional $87,000 in interest for each of the two years, bringing the total recorded tax liability to $1.5 million at December 31, 2008. The Company has determined that there has been no material change to its position on the REIT from that at December 31, 2008, and as a result recorded additional interest liability of $43,000 during the nine months ended June 30, 2009. It is the Company’s policy to recognize interest and penalties as a component of income tax expense. The Company has reviewed all of its tax positions as of September 30, 2009, and has determined that, other than the REIT, there are no other material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets decreased $39.3 million, or 5.16% to a balance of $721.8 million at September 30, 2009, from the balance of $761.1 million at December 31, 2008, and decreased $66.2 million or 8.40% from the balance of $788.0 million at September 30, 2008. Total deposits of $572.1 million at September 30, 2009 increased $63.6 million, or 12.50% from the balance reported at December 31, 2008, but decreased $30.2 million from the balance of $602.3 million reported at September 30, 2008. Between December 31, 2008 and September 30, 2009, loans decreased $10.4 million, or 1.91% to a balance of $534.1 million, while investment securities decreased by $12.0 million, or 12.93%, and interest-bearing deposits in other banks decreased $17.9 million or 87.64%.

Earning assets averaged approximately $632.9 million during the nine months ended September 30, 2009, as compared to $691.9 million for the same nine-month period of 2008. Average interest-bearing liabilities decreased to $519.2 million for the nine months ended September 30, 2009, from $542.1 million reported for the comparative nine-month period of 2008.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $534.1 million at September 30, 2009, a decrease of $10.4 million or 1.91% when compared to the balance of $544.6 million at December 31, 2008, and a decrease of $68.0 million or 11.29% when compared to the balance of $602.2 million reported at September 30, 2008. Loans on average decreased $42.1 million or 7.23% between the nine-month periods ended September 30, 2008 and September 30, 2009, with loans averaging $540.1 million for the nine months ended September 30, 2009, as compared to $582.2 million for the same nine-month period of 2008.

During the first nine months of 2009, increases were experienced primarily in commercial and industrial loans, and to a lesser degree, in real estate mortgage and agricultural loans. The largest declines were experienced in construction loans as a result of soft real estate markets and declines in new home sales within the Company’s market area. The following table sets forth the amounts of loans outstanding by category at September 30, 2009 and December 31, 2008, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	September 30, 2009		December 31, 2008
	Dollar	% of	Dollar	% of	Net	%
(In thousands)	Amount	Loans	Amount	Loans	Change	Change
Commercial and industrial	$243,424	45.5%	$223,581	41.1%	$19,843	8.88%
Real estate – mortgage	136,862	25.6%	126,689	23.3%	10,173	8.03%
Real estate – construction	75,749	14.2%	119,884	21.9%	(44,135)	-36.81%
Agricultural	57,461	10.8%	52,020	9.6%	5,441	10.46%
Installment/other	19,797	3.7%	20,782	3.8%	(985)	-4.74%
Lease financing	852	0.2%	1,595	0.3%	(743)	-46.60%
Total Gross Loans	$534,145	100.0%	$544,551	100.0%	$(10,406)	-1.91%

The overall average yield on the loan portfolio was 5.78% for the nine months ended September 30, 2009, as compared to 7.10% for the nine months ended September 30, 2008, and decreased between the two periods primarily as the result of a significant decline in average market rates of interest between the two periods. At September 30, 2009, 64.3% of the Company's loan portfolio consisted of floating rate instruments, as compared to 64.0% of the portfolio at December 31, 2008, with the majority of those tied to the prime rate.

Deposits

Total deposits increased during the period to a balance of $572.1 million at September 30, 2009 representing an increase of $63.6 million, or 12.50% from the balance of $508.5 million reported at December 31, 2008, but a decrease of $30.2 million, or 5.02% from the balance reported at September 30, 2008. During the first nine months of 2009, increases were experienced in interest-bearing checking accounts as well as time deposits of $100,000 or more. The decrease of $30.2 million in total deposits between the nine months ended September 30, 2008 and 2009 was largely the result of a decrease in noninterest-bearing checking accounts.

The following table sets forth the amounts of deposits outstanding by category at September 30, 2009 and December 31, 2008, and the net change between the two periods presented.

Table 6. Deposits

	September 30,	December 31,	Net	Percentage
(In thousands)	2009	2008	Change	Change
Noninterest bearing deposits	$131,268	$149,529	$(18,261)	-12.21%
Interest bearing deposits:
NOW and money market accounts	179,591	136,612	42,979	31.46%
Savings accounts	33,287	37,586	(4,299)	-11.44%
Time deposits:
Under $100,000	64,674	66,128	(1,454)	-2.20%
$100,000 and over	163,250	118,631	44,619	37.61%
Total interest bearing deposits	440,802	358,957	81,845	22.80%
Total deposits	$572,070	$508,486	$63,584	12.50%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $81.8 million, or 22.80% between December 31, 2008 and September 30, 2009, while noninterest-bearing deposits decreased $18.3 million, or 12.21% between the same two periods presented.

Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 67.5% and 71.9% of the total deposit portfolio at September 30, 2009 and December 31, 2008, respectively. Brokered deposits totaled $130.3 million at September 30, 2009 as compared to $93.4 million at December 31, 2008 and $83.7 million at September 30, 2008. The Company continues to utilize more cost-effective overnight borrowing lines through Federal Reserve Discount Window, but in an effort to reduce its reliance on borrowed funds, the Company has recently increased the level of brokered deposits as rates of those deposits have become more attractive.

On a year-to-date average (refer to Table 1), the Company experienced a decrease of $81.6 million or 13.52% in total deposits between the nine-month periods ended September 30, 2008 and September 30, 2009. Between these two periods, average interest-bearing deposits decreased $71.9 million or 15.64%, while total noninterest-bearing checking decreased $9.6 million or 6.71% on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized and uncollateralized lines of credit aggregating $161.1 million, as well as FHLB lines of credit totaling $48.3 million at September 30, 2009. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At September 30, 2009, the Company had $40.0 million borrowed against its FHLB lines of credit, and $14.4 million in overnight borrowings at the Federal Reserve Discount Window. The $40.0 million in FHLB borrowings outstanding at September 30, 2009 is summarized below. The Company had collateralized and uncollateralized lines of credit aggregating $242.7 million, as well as FHLB lines of credit totaling $97.1 million at December 31, 2008.

FHLB term borrowings at September 30, 2009 (in 000’s):

Term	Balance at 9/30/09	Rate	Maturity
2 months	$29,000	0.28%	10/31/09
2 year	11,000	2.67%	2/11/10
	$40,000	0.94%

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

The allowance for credit losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in existing loans and commitments to extend credit. The adequacy of the allowance for credit losses is based upon management's continuing assessment of various factors affecting the collectibility of loans and commitments to extend credit; including current economic conditions, past credit experience, collateral, and concentrations of credit. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The conclusion that a loan may become uncollectible, either in part or in whole is judgmental and subject to economic, environmental, and other conditions which cannot be predicted with certainty. When determining the adequacy of the allowance for credit losses, the Company follows, in accordance with GAAP, the guidelines set forth in the Revised Interagency Policy Statement on the Allowance for Loan and Lease Losses (“Statement”) issued by banking regulators during December 2006. The Statement is a revision of the previous guidance released in July 2001, and outlines characteristics that should be used in segmentation of the loan portfolio for purposes of the analysis including risk classification, past due status, type of loan, industry or collateral. It also outlines factors to consider when adjusting the loss factors for various segments of the loan portfolio, and updates previous guidance that describes the responsibilities of the board of directors, management, and bank examiners regarding the allowance for credit losses. Securities and Exchange Commission Staff Accounting Bulletin No. 102 was released during July 2001, and represents the SEC staff’s view relating to methodologies and supporting documentation for the Allowance for Loan and Lease Losses that should be observed by all public companies in complying with the federal securities laws and the Commission’s interpretations.  It is also generally consistent with the guidance published by the banking regulators. The Company segments the loan and lease portfolio into eleven (11) segments, primarily by loan class and type, that have homogeneity and commonality of purpose and terms for general reserve analysis under ASC Topic 450 (formerly SFAS No. 5.) Those loans, which are determined to be impaired under the Receivables Topic of the FASB ASC (formerly SFAS No. 114), are not subject to the general reserve analysis, and evaluated individually for specific impairment.

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

In addition, the allowance analysis also incorporates the results of measuring impaired loans as provided in:

- The Receivable topic of the FASB ASC (formerly Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.”)

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors, including economic factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss”. Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss. At September 30, 2009 problem graded or “classified” loans totaled $82.9 million or 15.5% of gross loans as compared to $82.7 million or 15.2% of gross loans at December 31, 2008.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at September 30, 2009, June 30, 2009, and December 31, 2008, as well as classified loans at those period-ends.

	September 30,	June 30,	December 31,
(in 000's)	2009	2009	2008
Specific allowance – impaired loans	$7,393	$7,819	$4,972
Formula allowance – classified loans not impaired	1,021	2,105	2,113
Formula allowance – special mention loans	1,470	1,104	752
Total allowance for special mention and classified loans	9,884	11,028	7,837

Formula allowance for pass loans	4,520	4,814	3,550
Unallocated allowance	9	0	142
Total allowance for loan losses	$14,413	$15,842	$11,529

Impaired loans	70,051	67,158	48,946
Classified loans not considered impaired	12,814	17,675	33,758
Total classified loans	$82,865	$84,833	$82,704
Special mention loans	$40,505	$44,295	$32,285

Impaired loans increased approximately $21.1 million between December 31, 2008 and September 30, 2009, and increased $2.9 million between June 30, 2009 and September 30, 2009. Components of the change in impaired loans during the quarter ended September 30, 2009 include transfers from impaired loans to other real estate owned of $6.1 million, charge-offs of $1.5 million, net loan pay-downs of $3.5 million, and classification as impaired of approximately $14.0 million in loans previously classified as other than impaired. The specific allowance related to those impaired loans increased $2.4 million between December 31, 2008 and September 30, 2009. The formula allowance related to loans that are not impaired (including special mention and substandard) decreased approximately $374,000 between December 31, 2008 and September 30, 2009, as the result of decreases in the volume of substandard and special mention loans. Although the level of “pass” loans has declined between December 31, 2008 and September 30, 2009 the related formula allowance increased $969,000 during the period as the result of increases in qualitative and other loss factors associated with those loans.

At March 31, 2009, the Company had segregated approximately $19.4 million of the total $77.9 million in substandard classified loans at that time for purposes of the quarterly analysis of the adequacy of the allowance for credit losses under the general reserve analysis (formerly SFAS No. 5.) Many of these loans had been downgraded to substandard because the borrowers had other direct or indirect lending relationships which were classified as substandard or impaired. The $19.4 million in substandard loans at March 31, 2009 consisted of ten borrowing relationships, which although classified as substandard, the Company believed were performing at the time and therefore did not warrant the same loss factors as other substandard loans in the portfolio. The adequacy of the allowance for credit losses related to this $19.4 million pool of substandard loans was based upon current payment history, loan-to-value ratios, future anticipated performance, and other various factors. The formula allowance for credit losses related to these substandard loans totaled $1.2 million at both March 31, 2009 and December 31, 2008. During the second quarter of 2009, the performance of the segregated substandard loan portfolio deteriorated to a point where management determined that the loans were either impaired or subject to the higher loss factors traditionally applied to other substandard loans. As a result, approximately $16.8 million of the previously segregated substandard loans were transferred to impaired loans, and the remainder analyzed using applicable formula loss factors related to their risk ratings. The increase in the reserve for impaired loans related to this transfer totaled $1.8 million during the quarter ended June 30, 2009 and an increase of approximately $225,000 in other reserve categories during the same period.

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. Other than for the elimination of the segregation of approximately $19.1 million in substandard loans at June 30, 2009 discussed above, there were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses during the nine months ended September 30, 2009.

Management and the Company’s lending officers evaluate the loss exposure of classified and impaired loans on a weekly/monthly basis and through discussions and officer meetings as conditions change. The Company’s Loan Committee meets weekly and serves as a forum to discuss specific problem assets that pose significant concerns to the Company, and to keep the Board of Directors informed through committee minutes. All special mention and classified loans are reported quarterly on Problem Asset Reports and Impaired Loan Reports which are reviewed by senior management. With this information, the migration analysis and the impaired loan analysis are performed on a quarterly basis and adjustments are made to the allowance as deemed necessary.

Impaired loans are calculated under the impaired reserve analysis (formerly SFAS No. 114), and are measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The amount of impaired loans is not directly comparable to the amount of nonperforming loans disclosed later in this section. The primary differences between impaired loans and nonperforming loans are: i) all loan categories are considered in determining nonperforming loans while impaired loan recognition is limited to commercial and industrial loans, commercial and residential real estate loans, construction loans, and agricultural loans, and ii) impaired loan recognition considers not only loans 90 days or more past due, restructured loans and nonaccrual loans but also may include problem loans other than delinquent loans.

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

At September 30, 2009 and 2008, the Company's recorded investment in loans for which impairment has been identified totaled $70.1 million and $48.2 million, respectively. Included in total impaired loans at September 30, 2009, are $41.8 million of impaired loans for which the related specific allowance is $7.4 million, as well as $28.2 million of impaired loans that as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at September 30, 2008 included $21.9 million of impaired loans for which the related specific allowance is $4.4 million, as well as $26.3 million of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $61.0 million during the first nine months of 2009 and $27.4 million during the first nine months of 2008. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. For the nine months ended September 30, 2009 and 2008, the Company recognized no income on such loans. At September 30, 2009 loans that are considered troubled debt restructures totaled $16.7 million.

As with nonaccrual loans, the greatest volume in impaired loans during the nine months ended September 30, 2009 is in real estate construction loans, with that loan category comprising almost 38% of total impaired loans at September 30, 2009. The balance of impaired construction loans has decreased approximately $2.5 million, and the related specific reserve has decreased $803,000 since December 31, 2008. Impaired loans classified as commercial and industrial increased $13.3 million during the nine months ended September 30, 2009 but decreased $94,000 during the quarter ended September 30, 2009. Of the $25.6 million in commercial and industrial impaired loans reported at September 30, 2009, approximately $17.6 million or 68.9% are secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans, approximately $53.3 million or 76.0% are secured by real estate, and $51.8 million of total impaired loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, and developing that land if required, and to develop real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at September 30, 2009, June 30, 2009, and December 31, 2008.

	Balance	Reserve	Balance	Reserve	Balance	Reserve
(in 000’s)	9/30/2009	9/30/2009	6/30/2009	6/30/2009	12/31/2008	12/31/2008
Commercial and industrial	$25,587	$4,630	$25,681	$4,118	$12,244	$2,340
Real estate – mortgage	9,151	142	4,219	229	3,689	226
Real estate – construction	26,470	1,535	32,952	2,703	28,927	2,338
Agricultural	8,651	945	4,129	769	4,086	68
Installment/other	192	150	177	0	0	0
Lease financing	0	0	0	0	0	0
Total	$70,051	$7,402	$67,158	$7,819	$48,946	$4,972

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. With interest rates decreasing 100 basis points during the fourth quarter of 2007, another 400 basis points during 2008, indications are that the economy will continue to suffer in the near future as a result of sub-prime lending problems, a weakened real estate market, and tight credit markets. As a result of these conditions, the Company has placed increased emphasis on reducing both the level of nonperforming assets and the level of losses taken, if any, on the disposition of these assets if required It has been in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to diminish the impact on an already depressed real estate market. As part of this strategy, the Company has increased its level of troubled debt restructurings, when it makes economic sense. Both business and consumer spending have slowed during the past several quarters, and current GDP projections for the next year have softened significantly. It is difficult to determine to what degree the Federal Reserve will adjust short-term interest rates in its efforts to influence the economy, or what magnitude government economic support programs will reach. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. The local market has remained relatively more stable economically during the past several years than other areas of the state and the nation, which have experienced more volatile economic trends, including significant deterioration of residential real estate markets. Although the local area residential housing markets have been hit hard, they continue to perform better than other parts of the state, which should bode well for sustained, but slower growth in the Company’s market areas of Fresno and Madera, Kern, and Santa Clara Counties. Local unemployment rates in the San Joaquin Valley remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates have increased recently as the national economy has declined. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state. Management recognizes increased risk of loss due to the Company's exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity (unaudited)

	Sept 30,	Sept 30,
(In thousands)	2009	2008
Total loans outstanding at end of period before deducting allowances for credit losses	$533,253	$600,787
Average net loans outstanding during period	540,116	582,222

Balance of allowance at beginning of period	11,529	7,431
Loans charged off:
Real estate	(2,875)	(473)
Commercial and industrial	(2,927)	(1,105)
Lease financing	(76)	(273)
Installment and other	(84)	(255)
Total loans charged off	(5,962)	(2,106)
Recoveries of loans previously charged off:
Real estate	0	0
Commercial and industrial	239	72
Lease financing	1	13
Installment and other	13	11
Total loan recoveries	253	96
Net loans charged off	(5,709)	(2,010)

Provision charged to operating expense	8,593	7,160
Balance of allowance for credit losses at end of period	$14,413	$12,581

Net loan charge-offs to total average loans (annualized)	1.41%	0.46%
Net loan charge-offs to loans at end of period (annualized)	1.43%	0.45%
Allowance for credit losses to total loans at end of period	2.70%	2.09%
Net loan charge-offs to allowance for credit losses (annualized)	52.96%	21.34%
Net loan charge-offs to provision for credit losses (annualized)	66.44%	28.07%

At September 30, 2009 and 2008, $219,000 and $384,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities. Management believes that the 2.70% credit loss allowance at September 30, 2009 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets

	Sept 30,	June 30,	December 31,
(In thousands)	2009	2009	2008
Nonaccrual Loans	$55,177	$56,170	$45,671
Restructured Loans (1)	16,733	10,377	0
Total nonperforming loans	71,910	66,547	45,671
Other real estate owned	34,841	37,065	30,153
Total nonperforming assets	$106,751	$103,612	$75,824

Loans past due 90 days or more, still accruing	$547	$0	$680
Nonperforming loans to total gross loans	13.46%	12.13%	8.39%
Nonperforming assets to total gross loans	19.99%	18.88%	13.92%
(1) Included in nonaccrual loans at September 30 and June 30, 2009 are restructured loans totaling $865,000 and $7.5 million, respectively.

Non-performing assets have increased $30.9 million or 40.79% between December 31, 2008 and September 30, 2009 as depressed real estate markets and related sectors continue to impact credit markets and the general economy. Nonaccrual loans increased $9.5 million between December 31, 2008 and September 30, 2009, with construction loans comprising approximately 44% of total nonaccrual loans at September 30, 2009, and commercial and industrial loans comprising an additional 28%. The following table summarizes the nonaccrual totals by loan category for the periods shown.

	Balance	Balance	Balance	Change from	Change from
Nonaccrual Loans (in 000's):	Sept 30, 2009	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Commercial and industrial	$15,720	$17,026	$9,507	$(1,306)	$6,213
Real estate - mortgage	6,311	2,938	3,714	3,373	2,597
Real estate - construction	24,165	31,721	28,928	(7,556)	(4,763)
Agricultural	8,651	4,129	3,406	4,522	5,245
Installment/other	260	185	55	75	205
Lease financing	70	171	61	(101)	9
Total Nonaccrual Loans	$55,177	$56,170	$45,671	$(993)	$9,506

High levels of nonaccrual construction loans experienced during 2009 are the result of a significant slowdown in new housing starts and the resultant depreciation in land, and both partially completed and completed construction projects. As with impaired loans, a large percentage of nonaccrual loans were made for the purpose of residential construction, residential and commercial acquisition and development, and land development. Non-performing assets totaled 19.99% of total loans at September 30, 2009 as compared to 18.88% and 13.92% of total loans at June 30, 2009 and December 31, 2008, respectively. The increase of $4.5 million experienced in nonaccrual agricultural loans during the quarter ended September 30, 2009 is the result of a single nonperforming agricultural loan.

The Company purchased a schedule of payments collateralized by Surety Bonds and lease payments in September 2001 that have a current balance owing of $5.4 million plus interest. The leases have been nonperforming since June 2002 (see “Asset Quality and Allowance for Credit Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2007 Annual Report on Form 10-K). For reporting purposes at December 31, 2008, the impaired lease portfolio was on non-accrual status and had a specific allowance allocation of $3.5 million, and a net carrying value of $1.9 million. During the first quarter of 2009, the Company evaluated its position with regard to the nonperforming lease portfolio, and determined that because the ultimate payoff of the lease portfolio would come from the underlying surety bonds rather than individual leases, the portfolio was better classified as a receivable to be included in other assets rather than classified as loans. As a result, the Company reclassified the net lease amount of $1.9 million ($5.4 million in gross leases less $3.5 million is specific reserve) from loans to other assets effective January 1, 2009. All periods presented in this 10-Q for the period ended September 30, 2009 have been restated to reflect the transfer of the nonperforming lease portfolio from loans to other assets. During June 2009, the Company agreed to settle with the insurance company issuing the surety bonds for a total settlement amount of $2.0 million. At June 30, 2009, the Company increased the lease receivable classified in other assets to reflect the $2.0 million settlement amount, and recorded a gain of $117,000 for the difference between the carrying amount previously recorded and the settlement amount. The Company received the proceeds from the settlement during July 2009.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at September 30, 2009 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk. The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 64.3% of the Company’s loan portfolio at September 30, 2009. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At September 30, 2009, the Bank had 71.9% of total assets in the loan portfolio and a loan to deposit ratio of 93.2%, as compared to 69.9% of total assets in the loan portfolio and a loan to deposit ratio of 106.8% at December 31, 2008. Liquid assets at September 30, 2009 include cash and cash equivalents totaling $22.3 million as compared to $19.4 million at December 31, 2008. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $209.4 million at September 30, 2009.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion.) The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) During the quarter ended September 30, 2009, the Bank was precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at September 30, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. The Company has not determined how long it will defer interest payments, but under the terms of the debenture, interest payments may be deferred up to five years (20 quarters). During such deferral periods, the Company is prohibited from paying dividends on its common stock (subject to certain exceptions) and will continue to accrue interest payable on the junior subordinated debt. During the nine months ended September 30, 2009, cash dividends paid by the Bank to the parent company totaled $200,000.

Cash Flow

Cash and cash equivalents have declined during the two nine-month periods ended September 30, 2008 and 2009 with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2007	$25,300
September 30, 2008	$17,872
December 31, 2008	$19,426
September 30, 2009	$22,274

Cash and cash equivalents increased $2.8 million during the nine months ended September 30, 2009, as compared to a decrease of $7.4 million during the nine months ended September 30, 2008.

The Company has maintained positive cash flows from operations, which amounted to $10.7 million, and $10.9 million for the nine months ended September 30, 2009, and September 30, 2008, respectively. The Company experienced net cash inflows from investing activities totaling $29.2 million during the nine months ended September 30, 2009, as maturities of interest-bearing deposits in other banks, principal paydowns on investment securities, and proceeds from sales of OREO properties exceeded other investing requirements during the period. The Company experienced net cash outflows from investing activities totaling $35.0 million during the nine months ended September 30, 2008 as purchases of investment securities and interest-bearing deposits with other banks exceeded loan paydowns and principal paydowns on investment securities during that nine-month period.

Net cash flows from financing activities, including deposit growth and borrowings, have traditionally provided funding sources for loan growth, but during the nine months ended September 30, 2009, the Company experienced net cash outflows totaling $37.1 million as the result of reductions in borrowings which exceeded increases in deposits during the nine-month period. During the first nine months of 2008, the Company experienced net cash inflows from financing activities totaling $16.7 as the result of increases in demand deposits, saving accounts, and borrowings, which in total exceeded decreases in time deposits. The Company has the ability to decrease loan growth, increase deposits and borrowings, or a combination of both to manage balance sheet liquidity.

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

The following table sets forth the Company’s and the Bank's actual capital positions at September 30, 2009, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios
	Company	Bank		To be Well Capitalized under Prompt Corrective
	Actual	Actual	Minimum	Action
	Capital Ratios	Capital Ratios	Capital Ratios	Provisions
Total risk-based capital ratio	13.82%	13.32%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	12.56%	12.10%	9.00%	6.00%
Leverage ratio	11.62%	11.19%	9.00%	5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at September 30, 2009. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first nine months of 2009, the Company has received $200,000 in cash dividends from the Bank, from which the Company paid $11000 in cash dividends to shareholders.

Under California state banking law, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the California State Department of Financial Institutions, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. During 2008, the Bank paid dividends of $4.3 million to the Company. Because the distributions made by the Bank to the Holding Company over the past three fiscal years equal the amount of the Bank’s net income for the last three years, at December 31, 2008, the Bank has been required during 2009 to gain approval of the California State Department of Financial Institutions before paying dividends to the holding company. During the quarter ended September 30, 2009, the Bank was denied its request to pay cash dividends to the Company.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At September 30, 2009 the Bank's qualifying balance with the Federal Reserve was approximately $25,000 consisting of balances held with the Federal Reserve.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of September 30, 2009 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at September 30, 2009, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at September 30, 2009 and December 31, 2008 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	September 30, 2009			December 31, 2008
Change in	Estimated MV	Change in MV	Change in MV	Estimated MV	Change in MV	Change in MV
Rates	of Equity	of Equity $	of Equity $	Of Equity	of Equity $	of Equity %
+ 200 BP	$73,093	$8,780	13.65%	$78,206	$2,935	3.90%
+ 100 BP	71,128	6,815	10.60%	77,483	2,212	2.94%
0 BP	64,313	0	0.00%	75,270	0	0.00%
- 100 BP	66,092	1,779	2.77%	76,528	1,258	1.67%
- 200 BP	68,876	4,563	7.09%	78,732	3,462	4.60%

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

(b) Changes in Internal Controls over Financial Reporting: During the quarter ended September 30, 2009, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls over financial reporting or other factors that could significantly affect these controls.

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

PART II. Other Information

Item 1. Not applicable

Item 1A. Other than for the items listed below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Bank is subject to certain operating restrictions.

The Bank’s results of operations and financial condition will be impacted by its ability to address certain conditions or achieve certain financial ratios, including improving asset quality by reducing classified assets by collection, restructure, or charge off, maintaining an adequate loan loss allowance, improving the Bank’s overall risk profile, implementing improved funds management practices, maintaining the Bank’s Tier 1 capital and a ratio of tangible equity to tangible assets at or in excess of 9.0%, and maintaining capital ratios above “Well Capitalized” thresholds. Although management of the Bank expects to fully address each of these matters, no assurances can be given that the actions of management will be successful. The failure to address these operating concerns could negatively impact results of operations and the Bank’s financial condition and lead to formal regulatory action.

We have elected to defer interest payments on our trust preferred securities which prevents us from paying dividends on our capital stock until those payments are brought current.

We have not paid any cash dividends on our common stock since the second quarter of 2008 and do not expect to resume common stock dividends for the foreseeable future. In order to preserve capital, we elected at September 30, 2009 to defer quarterly payments of interest on our junior subordinated debentures issued in connection with our trust preferred securities beginning with the quarterly payment due October 1, 2009. The terms of the debentures permit us to defer payment of interest for up to 20 consecutive quarters. Interest continues to accrue while interest payments are deferred. Under the terms of the trust preferred securities we are prohibited from paying dividends on our capital stock (including common stock) during the deferral period.

Increase in FDIC insurance premiums may negatively affect profitability.

The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC insures payment of deposits up to insured limits from the Deposit Insurance Fund. In late 2008, the FDIC announced an increase in insurance premium rates of seven basis points, beginning with the first quarter of 2009. Additional changes, beginning April 1, 2009, were to require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment for the second quarter of 2009 of five basis points on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009. The Company expensed $334,000 during the second quarter for this special assessment. In its May 22, 2009 final rule, the FDIC also announced that an additional assessment of approximately the same amount later in 2009 is probable.

In general, we are unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional failures of FDIC-insured institutions, we may be required to pay even higher FDIC premiums. The announced increases and any future increases in FDIC insurance premiums may materially adversely affect our results of operations.

U.S. and international credit markets and economic conditions as well as the governmental response to those markets and conditions could adversely our liquidity and financial condition.

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Significant declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Our loan portfolio includes loans with a higher risk of loss.

The Company originates commercial real estate loans, commercial loans, agricultural real estate loans, agricultural loans, consumer loans, and residential real estate loans primarily within its market areas. Commercial real estate, commercial, consumer, and agricultural loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons:

•	Commercial Real Estate Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.

•	Commercial Loans. Repayment is dependent upon the successful operation of the borrower’s business.

•
Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

•
Agricultural Loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either the Bank or the borrowers. These factors include weather, commodity prices, and interest rates.

Credit quality issues may broaden in these sectors depending on the severity and duration of the declining economy and current credit cycle.

If the Company forecloses on collateral property, we may be subject to the increased costs associated with the ownership of real property, resulting in reduced revenues.

The Company has and may continue to foreclose on collateral property to protect its investment and may thereafter own and operate such property, in which case we will be exposed to the risks inherent in the ownership of real estate. The amount that the Company, as a mortgagee, may realize after a default is dependent upon factors outside of the Company’s control, including, but not limited to: (i) general or local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) environmental remediation liabilities; (vii) ability to obtain and maintain adequate occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations and fiscal policies; and (x) acts of God. Certain expenditures associated with the ownership of real estate, principally real estate taxes, insurance, and maintenance costs, may adversely affect the income from the real estate, and as a result, the Company may be required to dispose of the real property at a loss. The foregoing expenditures and costs could adversely affect the Company’s ability to generate revenues, resulting in reduced levels of profitability.

The price of the Company’s common stock may be volatile, which may result in losses for investors.

General market price declines or market volatility in the future could adversely affect the price of Company’s common stock. In addition, the following factors may cause the market price for shares of our common stock to fluctuate:

•	announcements of developments related to the Company’s business;

•	fluctuations in the Company’s results of operations;

•	sales or purchases of substantial amounts of the Company’s securities in the marketplace;

•	general conditions in the Company’s banking market or the worldwide economy;

•	a shortfall or excess in revenues or earnings compared to securities analysts’ expectations; and

•	changes in analysts’ recommendations or projections.

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

During the nine months ended September 30, 2009, 488 shares were repurchased at a total cost of $3,600 at an average per share price of $7.50. There were no shares repurchased during the quarter ended September 30, 2009. The maximum number of shares that may be yet be repurchased under the stock repurchase plan totaled 174,839 shares at September 30, 2009.

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

United Security Bancshares

Date: November 9, 2009	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Senior Vice President and
Chief Financial Officer