Form 10-K
period 2009-12-31
UNITED SECURITY BANCSHARES
filed 2010-03-31
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission file number: 000-32987

UNITED SECURITY BANCSHARES
 (Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (559) 248-4943

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2009:     $43,114,654

Shares outstanding as of February 28, 2009:  12,496,499

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement for the 2010 Meeting of Part III, Items 10, 11, 12, 13 and 14 Shareholders is incorporated by reference into Part III.

UNITED SECURITY BANCSHARES

PART 1

Certain matters discussed or incorporated by reference in this Annual Report of Form 10-K including, but not limited to, those described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements as defined under the Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) competitive pressure in the banking industry increases significantly; (2) changes in the interest rate environment which may reduce margins and devalue assets; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; (6) changes in securities markets; (7) asset/liability matching risks and liquidity risks; (8) potential impairment of goodwill and other intangible assets; (9) loss of key personnel; and (10) operational interruptions including data processing systems failure and fraud. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

Item 1 - Business

General

United Security Bancshares (the “Company”) is a California corporation incorporated during March of 2001 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company’s stock is listed on NASDAQ under the symbol “UBFO”. United Security Bank (the “Bank”) is a wholly-owned bank subsidiary of the Company and was formed in 1987. United Security Bancshares Capital Trust I (the “Trust”) was formed during June of 2001 as a Delaware business trust for the sole purpose of issuing Trust Preferred securities. The Trust was originally formed as a subsidiary of the Company, but was deconsolidated during 2004 pursuant to the adoption of FIN 46 (as revised), “Consolidation of Variable Interest Entities”. During July 2007, the Trust Preferred Securities issued under USB Capital Trust I were redeemed, and upon retirement, the USB Capital Trust I was dissolved. During July the Company formed United Security Bancshares Capital Trust II and issued $15.0 million in Trust Preferred Securities with terms similar to those originally issued under USB Capital Trust I, except at a lower interest rate. At present, the Company does not engage in any material business activities other than ownership of the Bank.

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

On February 16, 2007, the Company completed its merger with Legacy Bank, N.A., located in Campbell, California, with the acquisition of 100 percent of Legacy’s outstanding common shares. At merger, Legacy Bank’s one branch was merged with and into United Security Bank, a subsidiary of the Company. The total value of the merger transaction was $21.5 million, and the shareholders of Legacy Bank received merger consideration consisting of 976,411 shares of common stock of the Company. The merger transaction was accounted for as a purchase transaction, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities. The net of assets acquired and liabilities assumed totaled approximately $8.6 million at the date of the merger. Fair value of Legacy assets and liabilities acquired, and resultant goodwill, has been determined and recorded as of the date of the merger and the resulting operations thereafter have been included in the consolidated financial statements.

During November 2007, the Company purchased the recurring contractual revenue stream and certain fixed assets from ICG Financial, LLC. Additionally, the Company hired all but one of the former employees of ICG Financial, LLC and its subsidiaries. The total purchase price was $414,000 including $378,000 for the recurring revenue stream and $36,000 for the fixed assets. A newly formed department of the Bank, USB Financial Services provides wealth management, employee benefit, insurance and loan products, as well as consulting services for a variety of clients, utilizing employees hired from ICG Financial LLC. The Company believes the wealth management and related services provided by USB Financial Services will enhance the products and services offered by the Company, and increase noninterest income. The original capitalized cost of $378,000 for the recurring contractual revenue stream is being amortized over a period of approximately three years.

At December 31, 2009, the Bank operates three branches (including its main office), one construction lending office, and one financial services office in Fresno and one branch each, in Oakhurst, Caruthers, San Joaquin, Firebaugh, Coalinga, Bakersfield, and Taft. In addition, the Company and Bank have administrative headquarters located at 2126 Inyo Street, Fresno, California, 93721.

At December 31, 2009, the consolidated Company had approximately $692.6 million in total assets, $492.7 million in net loans, $561.7 million in deposits, and $75.8 million in shareholders' equity.

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

The Bank also engages in a full complement of lending activities, including real estate mortgage, commercial and industrial, real estate construction, as well as agricultural, lease financing, and consumer loans, with particular emphasis on short and medium-term obligations. The Bank's loan portfolio is not concentrated in any one industry, although approximately 68% of the Bank's loans are secured by real estate. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2009, the Bank had loans (net of unearned fees) outstanding of $507.7 million, which represented approximately 90% of the Bank's total deposits and approximately 73% of its total assets.

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

In the normal course of business, the Bank makes various loan commitments and incurs certain contingent liabilities. At December 31, 2009 and 2008, loan commitments of the Bank totaled $84.0 million and $112.3 million, respectively, and letters of credit totaled $4.0 million and $7.1 million, respectively. Of the $84.0 million in loan commitments outstanding at December 31, 2009, $65.4 million or 77.9% were for loans with maturities of one year or less. Due to the nature of the business of the Bank's customers, there are no seasonal patterns or absolute predictability to the utilization of unused loan commitments; therefore the Bank is unable to forecast the extent to which these commitments will be exercised within the current year. The Bank does not believe that any such utilization will constitute a material liquidity demand. The Company does however have collateralized and uncollateralized lines of credit which could be utilized if such loan commitments were to be exercised in excess of normal expectations.

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

The Company’s primary market area at December 31, 2009 was located in Fresno, Madera, and Kern Counties, in which approximately 33 FDIC-insured financial institutions compete for business. Santa Clara County was added during February 2007 with the Legacy Bank acquisition, in which approximately 55 FDIC-insured financial institutions compete for business. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2009, which is the most current information available.

	Rank	Share
Fresno County	9th	4.17%
Madera County	9th	4.02%
Kern County	13th	1.15%
Total of Fresno, Madera, Kern Counties	10th	3.10%
Santa Clara County	46th	0.04%

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

Furthermore, under the BHC Act, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. With the prior approval of the FRB, however, a bank holding company may own shares of a company engaged in activities which the FRB has determined to be so closely related to banking or managing or controlling banks as to be proper incident thereto. Amendments to the BHC Act expand the circumstances under which a bank holding company may acquire control of all or substantially all of the assets of a bank located outside the State of California.

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

Capital Standards. The FRB has risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance-sheet items.  Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items.  The regulators measure risk-adjusted assets and off-balance-sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital.  Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets.  Tier 2 capital may consist of a limited amount of the allowance for loan and lease losses and certain other instruments with some characteristics of equity.  The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies.  Since December 31, 1992, the FRB and the FDIC have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4%.

In addition to the risk-based guidelines, the FRB requires banking organizations to maintain a minimum amount of Tier 1 capital to average total assets, referred to as the leverage ratio.  For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%.  It is improbable; however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators’ ratings.  For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum.  Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%.  In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the FRB and FDIC have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, we are required to maintain certain levels of capital, as is the Bank.  The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company as of December 31, 2009 follow:

	Requirement for the Bank to be:
	Adequately Capitalized	Well Capitalized	Company	Bank
Tier 1 leverage capital ratio	4.0%	5.0%	11.68%	11.19%
Tier 1 risk-based capital ratio	4.0%	6.0%	13.03%	12.47%
Total risk-based capital ratio	8.0%	10.0%	14.30%	13.70%

Prompt Corrective Action. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including those institutions that fall below one or more prescribed minimum capital ratios described above.  An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to more restrictions.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.  Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.  Additionally, a holding company’s inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

Premiums for Deposit Insurance. The deposit insurance fund of the FDIC insures our customer deposits up to prescribed limits for each depositor.  The Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 amended the insurance of deposits by the FDIC and collection of assessments from insured depository institutions for deposit insurance.  The FDIC approved a final rule in 2006 and amended the rule in February 2009 that sets an insured depository institution’s assessment rate on different factors that pose a risk of loss to the Deposit Insurance Fund, including the institution’s recent financial ratios and supervisory ratings, and level of reliance on a significant amount of secured liabilities or significant amount of brokered deposits (except that the factor of brokered deposits will not be considered for well capitalized institutions that are not accompanied by rapid growth).  The FDIC also in February 2009 set the assessment base rates to range between $0.12 to $0.16 per $100 of insured deposits on an annual basis. In May 2009, the FDIC imposed a special assessment of 5 basis points on each insured depository institution’s assets less its Tier 1 capital payable on September 30, 2009 with a ceiling of 10 basis points of an institution’s domestic deposits. In November 2009, the FDIC approved a final rule to require all insured depository institutions including the Bank to prepay three years of FDIC assessments in the fourth quarter of 2009, except in the event such prepayment is waived by the FDIC. The prepayment provision was waived for the Bank by the FDIC. Although the Bank was exempted from the three-year prepayment assessment, amounts paid and expensed for the quarterly FDIC insurance assessment increased significantly during 2009 and may reduce the cash and liquidity of the Bank in subsequent periods. Due to the significant losses at failed banks and expected losses for banks that will fail, it is likely that FDIC insurance fund assessments on the Bank will increase, and such assessments may materially adversely affect the profitability of the Bank.

Any increase in assessments or the assessment rate could have a material adverse effect on our business, financial condition, results of operations or cash flows, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.  The termination of deposit insurance for the bank would have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of San Francisco (the “FHLB-SF”).  Among other benefits, each Federal Home Loan Bank (“FHLB”) serves as a reserve or central bank for its members within its assigned region.  Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system.  Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. The FHLB-SF utilizes a single class of stock with a par value of $100 per share, which may be issued, exchanged, redeemed and repurchased only at par value. As an FHLB member, the Bank is required to own FHLB –SF capital stock in an amount equal to the greater of:

•	a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or

•	an activity based stock requirement (based on percentage of outstanding advances).

The FHLB – SF capital stock is redeemable on five years written notice, subject to certain conditions. At December 31, 2009 the Bank owned 41,595 shares of the FHLB-SF capital stock.

Federal Reserve. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits.  At December 31, 2009, we were in compliance with these requirements.

Regulatory Action

Effective March 23, 2010, United Security Bancshares (the "Company") and its wholly owned subsidiary, United Security Bank (the "Bank"), entered into a written agreement with the Federal Reserve Bank of San Francisco. Under the terms of the agreement, the Company and the Bank agreed, among other things, to strengthen board oversight of management and the Bank's operations; submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on the past due loans, classified loans, and other real estate owned; maintain a sound process for determining, documenting, and recording an adequate allowance for loan and lease losses; improve the management of the Bank's liquidity position and funds management policies; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock, declare or pay any cash dividends, or pay interest on the Company's junior subordinated debt or trust preferred securities, without prior written approval from the Federal Reserve Bank.

This agreement was a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions in June 2009, and relates primarily to the Bank’s asset quality. Progress on these items has been made since the completion of the examination and management and the Board are committed to resolving all of the items addressed by the Federal Reserve in the agreement. Both the Company and the Bank will submit quarterly written progress reports to the Federal Reserve Bank.

The Company and the Bank have also received notification from the California Department of Financial Institutions of their intention to issue a regulatory order as a result of the June 2009 regulatory examination. The Company and the Bank have not yet entered into an agreement with the California Department of Financial Institutions, but believe that any agreement entered into, will be similar to the current agreement with the Federal Reserve Bank of San Francisco.

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

Impact of Monetary Policies. The earnings and growth of the Company are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States government and its agencies, particularly the Federal Reserve Board (“FRB”).  The FRB implements national monetary policies (with objectives such as to curb inflation and combat recession) by its open market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements, and by varying the discount rates applicable to borrowing by banks which are members of the Federal Reserve System.  The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The FRB’s policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future.  The nature and timing of any future changes in monetary policies are not predictable. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting the Company’s net income.

Extensions of Credit to Insiders and Transactions with Affiliates. The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

•
a bank’s or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities),

•	any company controlled by any such executive officer, director or shareholder, or

•	any political or campaign committee controlled by such executive officer, director or principal shareholder.

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

Consumer Protection Laws and Regulations. The banking regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations.  Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations.  The Company is subject to many federal and state consumer protection and privacy statutes and regulations, some of which are discussed below.

The Community Reinvestment Act (the “CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities.  The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.  The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations.  The agencies use the CRA assessment factors in order to provide a rating to the financial institution.  The ratings range from a high of “outstanding” to a low of “substantial noncompliance.”  In its last examination for CRA compliance, as of August 2005, the Bank was rated “satisfactory.”

The Equal Credit Opportunity Act (the “ECOA”) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act (the “TILA”) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably.  As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act (the “FH Act”) regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status.  A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act (the “HMDA”), in response to public concern over credit shortages in certain urban neighborhoods, requires public disclosure of information that shows whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located.  The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

The Right to Financial Privacy Act (the “RFPA”) imposes a new requirement for financial institutions to provide new privacy protections to consumers.  Financial institutions must provide disclosures to consumers of its privacy policy, and state the rights of consumers to direct their financial institution not to share their nonpublic personal information with third parties.

Finally, the Real Estate Settlement Procedures Act (the “RESPA”) requires lenders to provide noncommercial borrowers with disclosures regarding the nature and cost of real estate settlements.  Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

Penalties for noncompliance or violations under the above laws may include fines, reimbursement and other penalties.  Due to heightened regulatory concern related to compliance with CRA, ECOA, TILA, FH Act, HMDA, RFPA and RESPA generally, the Company may incur additional compliance costs or be required to expend additional funds for investments in its local communities.

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

In May 2009 the Helping Families Save Their Homes Act of 2009 was enacted to help consumers avoid mortgage foreclosures on their homes through certain loss mitigation actions including special forbearance, loan modification, pre-foreclosure sale, deed in lieu of foreclosure, support for borrower housing counseling, subordinate lien resolution, and borrower relocation.  The new law permits the Secretary of Housing and Urban Development (HUD), for mortgages either in default or facing imminent default, to: (1) authorize the modification of such mortgages; and (2) establish a program for payment of a partial claim to a mortgagee who agrees to apply the claim amount to payment of a mortgage on a 1- to 4-family residence.  In implementing the law, the Secretary of HUD is authorized to (1) provide compensation to the mortgagee for lost income on monthly mortgage payments due to interest rate reduction; (2) reimburse the mortgagee from a guaranty fund in connection with activities that the mortgagee is required to undertake concerning repayment by the mortgagor of the amount owed to HUD; (3) make payments to the mortgagee on behalf of the borrower, under terms defined by HUD; and (4) make mortgage modification with terms extended up to 40 years from the modification date.  The new law also authorizes the Secretary of HUD to: (1) reassign the mortgage to the mortgagee; (2) act as a Government National Mortgage Association (GNMA, or Ginnie Mae) issuer, or contract with an entity for such purpose, in order to pool the mortgage into a Ginnie Mae security; or (3) resell the mortgage in accordance with any program established for purchase by the federal government of insured mortgages.  The new law also amends the Foreclosure Prevention Act of 2008, with respect to emergency assistance for the redevelopment of abandoned and foreclosed homes (neighborhood stabilization), to authorize each state that has received certain minimum allocations and has fulfilled certain requirements, to distribute any remaining amounts to areas with homeowners at risk of foreclosure or in foreclosure without regard to the percentage of home foreclosures in such areas.

Also in May 2009, the Credit Card Act of 2009 was enacted to help consumers and ban certain practices of credit card issuers.  The new law allows interest rate hikes on existing balances only under limited conditions, such as when a promotional rate ends, there is a variable rate or if the cardholder makes a late payment.  Interest rates on new transactions can increase only after the first year.  Significant changes in terms on accounts cannot occur without 45 days' advance notice of the change.  The new law bans raising interest rates on customers based on their payment records with other unrelated credit issuers (such as utility companies and other creditors) for existing credit card balances, though card issuers would still be allowed to use universal default on future credit card balances if they give at least 45 days' advance notice of the change.  The new law allows consumers to opt out of certain significant changes in terms on their accounts.  Opting out means cardholders agree to close their accounts and pay off the balance under the old terms.  They have at least five years to pay the balance.  Credit card issuers will be banned from issuing credit cards to anyone under 21, unless they have adult co-signers on the accounts or can show proof they have enough income to repay the card debt.  Credit card companies must stay at least 1,000 feet from college campuses if they are offering free pizza or other gifts to entice students to apply for credit cards.

The new law requires card issuers to give card account holders "a reasonable amount of time" to make payments on monthly bills.  That means payments would be due at least 21 days after they are mailed or delivered.  Credit card issuers would no longer be able to set early morning or other arbitrary deadlines for payments.  When consumers have accounts that carry different interest rates for different types of purchases  payments in excess of the minimum amount due must go to balances with higher interest rates first.  Consumers must "opt in" to over-limit fees. Those who opt out would have their transactions rejected if they exceed their credit limits, thus avoiding over-limit fees. Fees charged for going over the limit must be reasonable.  Finance charges on outstanding credit card balances would be computed based on purchases made in the current cycle rather than going back to the previous billing cycle to calculate interest charges.  Fees on credit cards cannot exceed 25 percent of the available credit limit in the first year of the card. Credit card issuers must disclose to cardholders the consequences of making only minimum payments each month, namely how long it would take to pay off the entire balance if users only made the minimum monthly payment.  Issuers must also provide information on how much users must pay each month if they want to pay off their balances in 36 months, including the amount of interest.

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

•
Limits on compensation that exclude incentives for senior executive officers of the TARP recipient to take unnecessary and excessive risks that threaten the value of the financial institution during the period in which any TARP obligation remains outstanding.

•
A clawback requirement by such TARP recipient of any bonus, retention award, or incentive compensation paid to a senior executive officer and any of the next 20 most highly-compensated employees of the TARP recipient based on statements of earnings, revenues, gains, or other criteria that are later found to be materially inaccurate.

•
A prohibition on such TARP recipient making any golden parachute payment to a senior executive officer or any of the next 5 most highly-compensated employees of the TARP recipient during the period in which any TARP obligation remains outstanding.

•	A prohibition on any compensation plan that would encourage manipulation of the reported earnings of such TARP recipient to enhance the compensation of any of its employees.

•
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

ARRA also provides $730 million to the SBA and makes changes to the agency’s lending and investment programs so that they can reach more small businesses that need help. The funding includes:

•	$375 million for temporarily eliminating fees on SBA-backed loans and raising SBA's guarantee percentage on some loans to 90 percent.

•	$255 million for a new loan program to help small businesses meet existing debt payments

•	$30 million for expanding SBA’s Microloan program, enough to finance up to $50 million in new lending and $24 million in technical assistance grants to microlenders.

On February 10, 2009, the U. S. Treasury, the Federal Reserve Board, the FDIC, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision all announced a comprehensive set of measures to restore confidence in the strength of U.S. financial institutions and restart the critical flow of credit to households and businesses.  This program is intended to restore the flows of credit necessary to support recovery.

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

In October 2008, the President signed the Emergency Economic Stabilization Act of 2008 (“EESA”), in response to the global financial crisis of 2008 authorizing the United States Secretary of the Treasury with authority to spend up to $700 billion to purchase distressed assets, especially mortgage-backed securities, under the Troubled Assets Relief Program (“TARP”) and make capital injections into banks under the Capital Purchase Program.  EESA gives the government the unprecedented authority to buy troubled assets on balance sheets of financial institutions under the Troubled Assets Relief Program and increases the limit on insured deposits from $100,000 to $250,000 through December 31, 2009.  Some of the other provisions of EESA are as follows:

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

On February 10, 2009, the Treasury Secretary announced a new comprehensive financial stability legislation (the “Financial Stability Plan”), which earmarked the second $350 billion of unused funds originally authorized under the EESA.  The major elements of the Financial Stability Plan included: (i) a capital assistance program that has invested in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a public/private investment fund intended to leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

On October 22, 2009, the Federal Reserve Board issued a comprehensive proposal on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.  The proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The proposal also contemplates a detailed review by the Federal Reserve Board of the incentive compensation policies and practices of a number of “large, complex banking organizations.” Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions.  In addition, the proposal provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.  Similarly, on January 12, 2010, the FDIC announced that it would seek public comment through advance notice of rule making on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged.

On September 3, 2009, the U.S. Treasury issued a policy statement entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.”  The statement was developed in consultation with the U.S. bank regulatory agencies and sets forth eight “core principles” intended to shape a new international capital accord.  Six of the core principles relate directly to bank capital requirements. The statement contemplates changes to the existing regulatory capital regime that would involve substantial revisions to, if not replacement of, major parts of the Basel I and Basel II and affect all regulated banking organizations and other systemically important institutions.  The statement calls for higher and stronger capital requirements for bank and non-bank financial firms that are deemed to pose a risk to financial stability due to their combination of size, leverage, interconnectedness and liquidity risk.  The statement suggested that changes to the regulatory capital framework be phased in over a period of several years with a recommended schedule providing for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2012, although it does remain possible that U.S. bank regulatory agencies could officially adopt, or informally implement, new capital standards at an earlier date.  Following the issuance of the statement, on December 17, 2009, the Basel committee issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital, with the most significant changes being to Tier 1 capital.  Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier 1 capital status.  The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital. The Capital Proposals also leave open the possibility that the Basel committee will recommend changes to the minimum Tier 1 capital and total capital ratios of 4.0% and 8.0%, respectively.  Concurrently with the release of the Capital Proposals, the Basel committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals”).  The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

In June 2009, the Administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States.  Significant aspects of the Administration’s proposals included, among other things, proposals (i) that any financial firm whose combination of size, leverage and interconnectedness could pose a threat to financial stability be subject to certain enhanced regulatory requirements, (ii) that federal bank regulators require loan originators or sponsors to retain part of the credit risk of securitized exposures, (iii) that there be increased regulation of broker-dealers and investment advisers, (iv) for the creation of a federal consumer financial protection agency that would, among other things, be charged with applying consistent regulations to similar products (such as imposing certain notice and consent requirements on consumer overdraft lines of credit), (v) that there be comprehensive regulation of OTC derivatives, (vi) that the controls on the ability of banking institutions to engage in transactions with affiliates be tightened, and (vii) that financial holding companies be required to be “well-capitalized” and “well-managed” on a consolidated basis.  The Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the broad range of reform proposals set forth by the Obama administration described above.  Along with amendments to the Administration’s proposal there are separate comprehensive financial reform bills intended to address in part or whole or vary in part or in whole from the proposals set forth by the Administration were introduced in both houses of Congress in the second half of 2009 and in 2010 and remain under review by both the U.S. House of Representatives and the U.S. Senate.

The Temporary Liquidity Guarantee Program was implemented by the FDIC on October 14, 2008 to mitigate the lack of liquidity in the financial markets.  The Temporary Liquidity Guarantee Program has two primary components: the Debt Guarantee Program, by which the FDIC will guarantee the payment of certain newly-issued senior unsecured debt, and the Transaction Account Guarantee Program, by which the FDIC will guarantee certain noninterest-bearing and low interest-bearing transaction accounts.  The Debt Guarantee Program provides for an FDIC guarantee as to the payment of all senior unsecured debt (with a term of more than 30 days) issued by a qualified participating entity (insured depository institutions, bank and financial holding companies, and certain savings and loan holding companies) up to a limit of 125 percent of all senior unsecured debt outstanding on September 30, 2008, and maturing by June 30, 2009.  The FDIC guarantee is until June 30, 2012, and the fee for such guarantee depends on the term with a maximum of 100 basis points for terms in excess of 365 days.    The Transaction Account Guarantee Program is the second part of the FDIC’s Temporary Liquidity Guarantee Program.  The FDIC provides for a temporary full guarantee held at a participating FDIC-insured depository institution of noninterest-bearing and low interest-bearing transaction accounts above the existing deposit insurance limit at the additional cost of 10 basis points per annum.  This coverage became effective on October 14, 2008, and would continue through December 31, 2009.

On July 30, 2008, the Housing and Economic Recovery Act was signed the President.  It authorizes the Federal Housing Administration to guarantee up to $300 billion in new 30-year fixed rate mortgages for subprime borrowers if lenders write-down principal loan balances to 90 percent of current appraisal value.  It is also intended to restore confidence in Fannie Mae and Freddie Mac by strengthening regulations and injecting capital into them.  States will be authorized to refinance subprime loans using mortgage revenue bonds.  It also establishes the Federal Housing Finance Agency out of the Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight.

In 2008, the Federal Reserve Board, the FDIC, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision amended their regulatory capital rules to permit banks, bank holding companies, and savings associations (as to any of these a “financial institution”) to reduce the amount of goodwill that a banking organization must deduct from Tier 1 capital by the amount of any deferred tax liability associated with that goodwill.  However, a financial institution that reduces the amount of goodwill deducted from Tier 1 capital by the amount of the deferred tax liability is not permitted to net this deferred tax liability against deferred tax assets when determining regulatory capital limitations on deferred tax assets.  For these financial institutions, the amount of goodwill deducted from Tier 1 capital will reflect each institution’s maximum exposure to loss in the event that the entire amount of goodwill is impaired or derecognized, an event which triggers the concurrent derecognition of the related deferred tax liability for financial reporting purposes.

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

For all mortgages, the rule also sets additional advertising standards.  Advertising rules now require additional information about rates, monthly payments, and other loan features.  The final rule bans seven deceptive or misleading advertising practices, including representing that a rate or payment is "fixed" when it can change.  The rule's definition of "higher-priced mortgage loans" will capture virtually all loans in the subprime market, but generally exclude loans in the prime market.  To provide an index, the Federal Reserve Board will publish the "average prime offer rate," based on a survey currently published by Freddie Mac.  A loan is higher-priced if it is a first-lien mortgage and has an annual percentage rate that is 1.5 percentage points or more above this index, or 3.5 percentage points if it is a subordinate-lien mortgage.  The new rules take effect on October 1, 2009.  The single exception is the escrow *requirement, which will be phased in during 2010 to allow lenders to establish new systems as needed.

In California, the enactment of AB329 in 2009, the Reverse Mortgage Elder Protection Act of 2009 prohibits a lender or any other person who participates in the origination of the mortgage from participation in, being associated with, or employing any party that participates in or is associated with any other financial or insurance activity or referring a prospective borrower to anyone for the purchase of other financial or insurance products; and imposes certain disclosure requirements on the lender.

The enactment of AB1160 in 2009, requires a supervised financial institution in California that negotiates primarily in any of a number of specified languages in the course of entering into a contract or agreement for a loan or extension of credit secured by residential real property, to deliver, prior to the execution of the contract or agreement, and no later than 3 business days after receiving the written application, a specified form in that language summarizing the terms of the contract or agreement; provides for administrative penalties for violations; and requires the California Department of Corporations and the Department of Financial Institutions to create a form for providing translations and make it available in Spanish, Chinese, Tagalog, Vietnamese and Korean.  The statute becomes operative on July 1, 2010, or 90 days after issuance of the form, whichever occurs later.

The enactment of AB 1291 in 2009 makes changes to the California Unclaimed Property Law including (among other things): allowing electronic notification to customers who have consented to electronic notice; requiring that notices contain certain information and allow the holder to provide electronic means to enable the owner to contact the holder in lieu of returning the prescribed form to declare the owner’s intent; authorizing the holder to give additional notices; and requiring, beginning January 1, 2011, a banking or financial organization to provide a written notice regarding escheat at the time a new account or safe deposit box is opened.

The enactment of SB306 makes specified changes to clarify existing law related to filing a notice of default on residential real property in California, including (among other things): clarifying that the provisions apply to mortgages and deeds of trust recorded from January 1, 2003 through December 31, 2007, secured by owner-occupied 3 4 residential real property containing no more than 4 dwelling units; revising the declaration to be filed with the notice of default; specifying how the loan servicers have to maximize net present value under their pooling and servicing agreements applies to certain investors; specifying how and when the notice to residents of property subject to foreclosure is to be mailed; and extending the time during which the notice of sale must be recorded from 14 to 20 days.  The bill also makes certain changes related to short-pay agreements and short-pay demand statements.

On February 20, 2009, Governor Schwarzenegger signed ABX2 7 and SBX2 7, which established the California Foreclosure Prevention Act.  The California Foreclosure Prevention Act modifies the foreclosure process to provide additional time for borrowers to work out loan modifications while providing an exemption for mortgage loan servicers that have implemented a comprehensive loan modification program. Civil Code Section 2923.52 requires an additional 90 day period beyond the period already provided before a Notice of Sale can be given in order to allow all parties to pursue a loan modification to prevent foreclosure of loans meeting certain criteria identified in that section.

A mortgage loan servicer who has implemented a comprehensive loan modification program may file an application for exemption from the provisions of Civil Code Section 2923.52.  Approval of this application provides the mortgage loan servicer an exemption from the additional 90-day period before filing the Notice of Sale when foreclosing on real property covered by the new law.

California Assembly Bill 1301 was signed by the Governor on July 16, 2008 and became law on January 1, 2009.  Among other things, the bill eliminated unnecessary applications that consume time and resources of bank licensees and which in many cases are now perfunctory.  All of current Article 5 – “Locations of Head Office” of Chapter 3, and all of Chapter 4 – “Branch Offices, Other Places of Business and Automated Teller Machines” were repealed.  A new Chapter 4 – “Bank Offices” was added.  The new Chapter 4 requires notice to the California Department of Financial Institutions (“DFI”) the establishment of offices, rather than the current application process.  Many of the current branch applications are perfunctory in nature and/or provide for a waiver of application.  Banks, on an exception basis, may be subject to more stringent requirements as deemed necessary.  As an example, new banks, banks undergoing a change in ownership and banks in less than satisfactory condition may be required to obtain prior approval from the DFI before establishing offices if such activity is deemed to create an issue of safety and soundness.  The bill eliminated unnecessary provisions in the Banking Law that are either outdated or have become undue restrictions to bank licensees.  Chapter 6 – “Powers and Miscellaneous Provisions” was repealed.  A new Chapter 6 - “Restrictions and Prohibited Practices” was added.  This chapter brings together restrictions in bank activities as formerly found in Chapter 18 – “Prohibited Practices and Penalties.”  However, in bringing the restrictions into the new chapter, various provisions were updated to remove the need for prior approval by the DFI Commissioner.  The bill renumbered current Banking Law sections to align like sections.  Chapter 4.5 – “Authorizations for Banks” was added. The purpose of the chapter is to provide exceptions to certain activities that would otherwise be prohibited by other laws outside of the Financial Code.  The bill added Article 1.5 - “Loan and Investment Limitations” to Chapter 10 – “Commercial Banks.”  This article is new in concept and acknowledges that investment decisions are business decisions – so long as there is a diversification of the investments to spread any risk.  The risk is diversified in this article by placing a limitation on the loans and investments that can be made to any one entity.  This section is a trade-off for elimination of applications to the DFI for approval of investments in securities, which were repealed.

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

•	Enabled the DFI to issue an order against a bank licensee parent or subsidiary;

•
Provided that the examinations may be conducted in alternate examination periods if the DFI concludes that an examination of the state bank by the appropriate federal regulator carries out the purpose of this section, but the DFI may not accept two consecutive examination reports made by federal regulators;

•
Provided that the DFI may examine subsidiaries of every California state bank, state trust company, and foreign (other nation) bank to the extent and whenever and as often as the DFI shall deem advisable;

•
Enabled the DFI issue an order or a final order to now include any bank holding company or subsidiary of the bank, trust company, or foreign banking corporation that is violating or failing to comply with any applicable law, or is conducting activities in an unsafe or injurious manner;

•	Enabled the DFI to take action against a person who has engaged in or participated in any unsafe or unsound act with regard to a bank, including a former employee who has left the bank.

It is impossible to predict what effect the enactment of certain of the above-mentioned legislation will have on the Company.  Moreover, it is likely that other bills affecting the business of banks may be introduced in the future by the United States Congress or California legislature.

Employees

At December 31, 2009, the Company employed 141 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

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

Difficult market conditions and economic trends have adversely affected the banking industry and could continue to adversely affect the Company’s business, financial condition, results of operations and cash flows.

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

The Bank is subject to certain operating restrictions.

As the result of a recent written agreement with the Federal Reserve Bank (see Regulatory Action included in Supervision and Regulation section of Item 1) , the Bank’s results of operations and financial condition will be impacted by its ability to address certain conditions or achieve certain financial ratios, including strengthening board oversight of management and the Bank's operations; enhancing credit risk management practices and improving the Bank’s position on the past due loans, classified loans, and other real estate owned; maintaining a sound process for determining, documenting, and recording an adequate allowance for loan and lease losses; improving the management of the Bank's liquidity position and funds management policies; maintaining sufficient capital at the Company and Bank level; and improving the Bank’s earnings and overall condition. Although management of the Bank expects to fully address each of these matters, no assurances can be given that the actions of management will be successful. The failure to address these operating concerns could negatively impact results of operations and the Bank’s financial condition and lead to additional regulatory action.

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

The Company’s operations are located primarily in Fresno, Madera, Kern, and Santa Clara Counties, and are concentrated in Fresno County and surrounding areas.  As a result of this geographic concentration, the Company’s financial results depend largely upon economic conditions in these areas.  The local economy in the Company’s market areas rely heavily on agriculture, real estate, professional and business services, manufacturing, trade and tourism. The significant economic downturn experienced in the sub-prime lending and credit markets since the later part of 2007, has negatively impacted the Company’s operations and financial condition, and may further worsen with further deterioration of local and state-wide economic conditions. Poor economic conditions could cause the Company to incur additional losses associated with higher default rates and decreased collateral values in the loan portfolio.

Concentrations	in commercial and industrial loans, real estate-secured commercial loans, and real estate construction loans, may expose the Company to increased lending risks, especially in the event of a recession.

The
Company has significant concentrations in commercial real estate and real estate construction loans.  As of December 31, 2009, 23.0%, and 20.7% of the Company’s loan portfolio was concentrated in these two categories, respectively. In addition, the Company has many commercial loans to businesses in the construction and real estate industry.  There has been significant volatility in real estate values in the Company’s market area in recent years, and an extended  real estate recession affecting these market areas would likely reduce the security for many of the Company’s loans and adversely affect the ability of many of borrowers to repay loan balances due the Company and require increased provisions to the allowance for loan losses.  Therefore, the Company’s financial condition and results of operations may continue to be adversely affected by a decline in the value of the real estate securing the Company’s loans.

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

20

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

As of December 31, 2009, the Company’s allowance for loan losses was approximately $15.0 million representing 2.96% of gross outstanding loans. Although management believes that the allowance is adequate, there can be no absolute assurance that it will be sufficient to cover future loan losses. Although the Company uses the best information available to make determinations with respect to adequacy of the allowance for loan losses, future adjustments may be necessary if economic conditions change substantially from the assumptions used or if negative developments occur with respect to non-performing or performing loans. If management’s assumptions or conclusions prove to be incorrect and the allowance for loan losses is not adequate to absorb future losses, or if Company’s regulatory agencies require an increase in the allowance for loan losses, the Company’s earnings, and potentially its capital, could be significantly and adversely impacted.

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

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. At December 31, 2009, the Company’s goodwill totaled $7.4 million after recognizing a goodwill impairment loss of $3.0 million during the year ended December 31, 2009. Given the current economic environment, there can be no assurance that the Company’s future evaluations of goodwill will not result in additional findings of impairment and related write-downs, which may have a material adverse effect on its financial condition, results of operations and cash flows.

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

On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment for the second quarter of 2009 of five basis points on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009. The Company expensed $334,000 during the second quarter for this special assessment. In November 2009, the FDIC approved a final rule to require all insured depository institutions including the Bank to prepay three years of FDIC assessments in the fourth quarter of 2009, except in the event such prepayment is waived by the FDIC. Although the three-year prepayment assessment was waived for the Bank by the FDIC, insurance premiums paid quarterly have increased substantially during the later part of 2009, and may increase in future periods.

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

The Company’s profitability depends in part on its success in attracting and retaining a stable base of low-cost deposits. As of December 31, 2009, noninterest-bearing checking accounts comprised 24.9% of the Company’s deposit base, and interest-bearing checking and money market accounts comprised an additional 8.6% and 19.7%, respectively. The Company considers these deposits to be core deposits. If the Company lost a significant portion of these low-cost deposits, it would negatively impact its profitability and long-term growth objectives. While Management generally does not believe these deposits are sensitive to interest-rate fluctuations, the competition for these deposits in the Company’s market area is strong and if the Company were to lose a significant portion of these low-cost deposits, it would negatively affect business operations.

The Company relies on dividends from its subsidiaries for most of its revenue.

United Security Bancshares is a separate and distinct legal entity from its subsidiaries. The Company receives substantially all of its revenue from dividends from its subsidiary, United Security Bank. These dividends are the principal source of funds to pay dividends on common stock and interest on the Company’s junior subordinated debt. Various federal and/or state laws and regulations limit the amount of dividends that United Security Bank and certain non-bank subsidiaries may pay to United Security Bancshares. Also, United Security Bancshares’ right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. As a result of the written agreement with the Federal Reserve Bank entered into March 23, 2010, the United Security Bank is unable to pay dividends to United Security Bancshares, and United Security Bancshares is not able to pay dividends on common stock, or pay interest on its junior subordinated debt. This could have a negative impact on the Company's business, financial condition and results of operations. Under regulatory restraints, the Bank is currently precluded from paying dividends to the Company and may be precluded from doing so into the foreseeable future.

We have elected to defer interest payments on our trust preferred securities which prevents us from paying dividends on our capital stock until those payments are brought current.

We have not paid any cash dividends on our common stock since the second quarter of 2008 and do not expect to resume common stock dividends for the foreseeable future. In order to preserve capital, we elected at September 30, 2009 to defer quarterly payments of interest on our junior subordinated debentures issued in connection with our trust preferred securities beginning with the quarterly payment due October 1, 2009. The terms of the debentures permit us to defer payment of interest for up to 20 consecutive quarters. Interest continues to accrue while interest payments are deferred. Under the terms of the trust preferred securities we are prohibited from paying cash dividends on our capital stock (including common stock) during the deferral period.

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

The Company conditionally guarantees payments of the principal and interest on the trust preferred securities. The Company’s junior subordinated debentures are senior to holders of common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of common stock. The Company has elected to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of common stock.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to the company’s customers and even if such products and services are implemented, the Company may incur substantial costs in doing so. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business, financial condition and results of operations.

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

Item 1B. - Unresolved Staff Comments

The Company had no unresolved staff comments at December 31, 2009.

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

The Company subleases the space for its USB Financial Services offices at 855 “M” Street, Suite 1120, Fresno, California from Centex Homes, Inc. The subleased facility totals 3,656 square feet and the lease expires on March 31, 2010. After March 31, 2010, the USB Financial Services staff will occupy space in the Company’s administrative headquarters located at 2126 Inyo Street, Fresno, California.

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

Item 4 - Reserved

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

During the third quarter ended September 30, 2008 and the fourth quarter ended December 31, 2008, the Company declared 1% stock dividends. During each of the quarters ended March 31, 2009, June 30, 2009, September 30, 2009, and December 31, 2009, the Company again declared 1% stock dividends. Share information for all periods presented in this Form 10-K has been restated to reflect the effect of the 1% stock dividends.

The Company was included in the Russell 2000 Stock Index during June 2006 and remained a member of the Russell 2000 Stock Index until June 2009, when the Company’s market capitalization fell below the threshold required to remain on the Index. The inclusion of the Company’s stock in the index has provided additional exposure for the Company in equity markets, and increased the transaction volume.

The following table sets forth the high and low closing sales prices by quarter for the Company's common stock, for the years ended December 31, 2009 and 2008.

	Closing Prices
Quarter	High	Low	Volume
4th Quarter 2009	$5.60	$2.50	975,000
3rd Quarter 2009	$6.00	$4.10	1,377,400
2nd Quarter 2009	$9.57	$4.35	2,427,600
1st Quarter 2009	$11.81	$4.72	979,600

4th Quarter 2008	$16.06	$6.89	950,400
3rd Quarter 2008	$17.90	$12.67	1,045,700
2nd Quarter 2008	$17.54	$13.58	1,309,300
1st Quarter 2008	$18.20	$12.41	1,689,400

At January 31, 2009, there were approximately 841 record holders of common stock of the Company. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

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

The Company distributed a 1% stock dividend to shareholders on January 21, 2009, April 22, 2009, July 22, 2009, and then again on October 21, 2009. During the previous year, the Company paid cash dividends to shareholders of $0.13 per share on January 23, 2008, and April 23, 2008. The Company also distributed a 1% stock dividend to shareholders on July 23, 2008, and then again on October 22, 2008.

The amount and payment of dividends by the Company to shareholders are set by the Company's Board of Directors with numerous factors involved including the Company's earnings, financial condition and the need for capital for expanded growth and general economic conditions. No assurance can be given that cash or stock dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as for December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	177,804	$15.01	323,976
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	177,804	$15.01	323,976

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

During the year ended December 31, 2008, 89,001 shares were repurchased at a total cost of $1.21 million and an average per share price of $13.70. During the year ended December 31, 2009, 488 shares were repurchased at a total cost of $3,700 and an average per share price of $7.50.

Financial Performance

The following performance graph does not constitute soliciting material and should not be deemed filed incorporated by reference into any other Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

		Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
United Security Bancshares	100.00	122.90	198.37	128.15	101.12	39.98
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
Russell 3000	100.00	106.12	122.80	129.11	80.94	103.88
SNL Bank $500M-$1B Index	100.00	104.29	118.61	95.04	60.90	58.00

Item 6 - Selected Financial Data

The following table sets forth certain selected financial data for the Bank for each of the years in the five-year periods ended December 31, 2009 and should be read in conjunction with the more detailed information and financial statements contained elsewhere herein (in thousands except per share data and ratios).

	December 31,
(in thousands except per share data and ratios)	2009	2008	2007	2006	2005
Summary of Year-to-Date Earnings:
Interest income and loan fees	$35,673	$45,147	$57,156	$47,356	$38,898
Interest expense	7,327	14,938	20,573	14,175	9,658
Net interest income	28,346	30,209	36,583	33,181	29,240
Provision for credit losses	13,375	9,526	6,231	880	1,140
Net interest income after
Provision for credit losses	14,971	20,683	30,372	32,301	28,100
Noninterest income	6,308	8,343	9,681	9,031	6,280
Noninterest expense	27,966	23,351	22,215	19,937	16,982
(Loss) income before taxes on income	(6,688)	5,675	17,818	21,395	17,398
Taxes on income	(2,150)	1,605	6,561	8,035	6,390
Net (loss) income	$(4,537)	$4,070	$11,257	$13,360	$11,008
Per Share Data:
Net (loss) income – Basic	$(0.36)	$0.32	$0.89	$1.11	$0.91
Net (loss) income – Diluted	$(0.36)	$0.32	$0.89	$1.10	$0.91
Average shares outstanding – Basic	12,496,578	12,537,955	12,659,442	12,042,293	12,069,323
Average shares outstanding - Diluted	12,496,578	12,541,516	12,696,327	12,167,476	12,157,751
Cash dividends paid	$0.00	$0.26	$0.50	$0.43	$0.35
Financial Position at Period-end:
Total assets	$692,567	$761,077	$771,715	$678,314	$628,859
Total net loans and leases	492,692	531,788	583,625	489,764	407,416
Total deposits	561,660	508,486	634,617	587,127	546,460
Total shareholders' equity	75,821	79,610	82,431	66,042	59,014
Book value per share	$6.07	$6.37	$6.55	$5.51	$4.89
Selected Financial Ratios:
Return on average assets	(0.62%)	0.52%	1.47%	2.04%	1.76%
Return on average shareholders' equity	(5.77%)	4.93%	13.73%	20.99%	19.46%
Average shareholders' equity to average assets	10.71%	10.60%	10.73%	9.70%	9.02%
Allowance for credit losses as a percentage
of total nonperforming loans	43.20%	25.24%	45.99%	57.50%	91.31%
Net charge-offs to average loans	1.85%	0.93%	0.77%	0.05%	0.15%
Allowance for credit losses as a percentage
of period-end loans	2.96%	2.12%	1.26%	0.88%	1.04%
Dividend payout ratio	0.00%	80.12%	56.39%	39.16%	38.65%

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

On June 28, 2001, United Security Bancshares Capital Trust I (the “Trust”) was formed as a Delaware business trust for the sole purpose of issuing Trust Preferred securities. On July 16, 2001, the Trust completed the issuance of $15 million in Trust Preferred securities, and concurrently, the Trust used the proceeds from that offering to purchase Junior Subordinated Debentures of the Company. The Company contributed $13.7 million of the $14.5 million in net proceeds received from the Trust to the Bank to increase its regulatory capital and used the rest for the Company’s business. Effective January 1, 2007, the Company adopted the fair value option for its junior subordinated debt issued by the Trust. As a result of the adoption of the accounting standards related to the fair value option, the Company recorded a fair value adjustment of $1.3 million, reflected as an adjustment to beginning retained earnings. On July 25, 2007, the Company redeemed the $15.0 million in subordinated debentures plus accrued interest of $690,000 and a 6.15% prepayment penalty totaling $922,500. Concurrently, the Trust Preferred securities issued by Capital Trust I were redeemed. The prepayment penalty of $922,500 had previously been a component of the fair value adjustment for the junior subordinated debt at the initial adoption of the fair value option.

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

During August 2005, the Bank formed a new subsidiary named United Security Emerging Capital Fund (the Fund) for the purpose of providing investment capital for Low-Income Communities (LIC’s). The new subsidiary was formed as a Community Development Entity (CDE) and as such, must be certified by the Community Development Financial Institutions Fund of the United States Department of the Treasury in order to apply for New Market Tax Credits (NMTC). The Fund submitted an application to the Department of the Treasury to become certified as a CDE in August 2005 and was approved in February 2006. Subsequent to that application, the Fund submitted an application to apply for an allocation of New Market Tax Credits in September 2005. The Fund was not awarded funding from the Department of Treasury during the 2006 allocation process, but applied for the 2007 allocation of New Market Tax Credits in August 2006. The Fund was not awarded funding during the 2007 allocation process. The Fund did not apply for allocations of New Market Credits during 2007,  2008, or 2009. If the Fund’s NMTC is ever approved for the allocation of New Market Credits, the Fund can attract investments and make loans and investments in LIC’s and thereby qualify its investors to receive Federal Income Tax Credits. The maximum that can be applied for under the New Markets Tax Credit program by any one CDE is $150 million, and the Bank is subject to an investment limitation of 10% of its risk-based capital. Federal new market tax credits would be applied over a seven-year period, 5% for the first three years, and 6% for the next four years for a total of 39%.

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

During July 2007, the Company formed USB Capital Trust II, a wholly-owned special purpose entity, for the purpose of issuing Trust Preferred Securities. Like USB Capital Trust I formed in July 2001, USB Capital Trust II is a Variable Interest Entity (VIE) and a deconsolidated entity pursuant current accounting standards related to variable interest entities. On July 23, 2007 USB Capital Trust II issued $15 million in Trust Preferred securities. The securities have a thirty-year maturity and bear a floating rate of interest (repricing quarterly) of 1.29% over the three-month LIBOR rate. Interest is payable quarterly. Concurrent with the issuance of the Trust Preferred securities, USB Capital Trust II used the proceeds of the Trust Preferred securities offering to purchase a like amount of junior subordinated debentures of the Company. The Company pays interest on the junior subordinated debentures to USB Capital Trust II, which represents the sole source of dividend distributions to the holders of the Trust Preferred securities. The Company elected at September 30, 2009 to defer quarterly payments of interest on the junior subordinated debentures beginning with the quarterly payment due October 1, 2009. The terms of the debentures permit the deferment of payment of interest for up to 20 consecutive quarters. Interest continues to accrue while interest payments are deferred. Under the terms of the trust preferred securities the Company is prohibited from paying dividends on its capital stock (including common stock) during the deferral period. The Company may redeem the junior subordinated debentures at anytime before October 2008 at a redemption price of 103.3, and thereafter each October as follows: 2008 at 102.64, 2009 at 101.98, 2010 at 101.32, 2011 at 100.66, and at par anytime after October 2012.

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

 The Company has made certain reclassifications to the previous year’s financial information to conform to the classifications used in 2009. Effective January 1, 2009, the Company reclassified a contingent asset that represents a claim from an insurance company related to a charged-off lease portfolio, including specific reserves, from loans to other assets. Management believes the asset is better reflected, given its nature, as an asset other than loans (see Note 1 to the consolidated financial statements contained in Item 8 of this Form 10-K for more details). All periods presented have been retroactively adjusted for the reclassification to other assets and therefore amounts have been excluded from loans and reserves for credit losses, including impaired and nonaccrual balances for periods prior to December 31, 2009. The contingent asset was ultimately settled during the quarter ended June 30, 2009 resulting in a pretax gain of $117,000. In addition, At December 31, 2009, the Company reclassified certain loans in its portfolio for reporting purposes. In particular, certain loans previously classified as commercial and industrial loans have been retrospectively reclassified as either construction and development loans, or commercial real estate loans, depending on whether they are partially completed, or are generating rental income (see Significant Accounting Policies in Note 1 to the consolidated financial statements contained in Item 8 of this Form 10K for more details.)

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

The following table summarizes the year-to-date averages of the components of interest-bearing assets as a percentage of total interest bearing assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 12/31/09	YTD Average 12/31/08	YTD Average 12/31/07
Loans	85.09%	84.11%	84.88%
Investment securities	13.38%	14.41%	13.57%
Interest-bearing deposits in other banks	0.94%	1.40%	1.03%
Federal funds sold	0.59%	0.08%	0.52%
Total earning assets	100.00%	100.00%	100.00%

NOW accounts	8.80%	7.92%	8.82%
Money market accounts	22.68%	22.89%	25.99%
Savings accounts	6.86%	7.50%	8.79%
Time deposits	39.94%	42.51%	50.05%
Other borrowings	19.44%	16.84%	3.40%
Trust Preferred Securities	2.28%	2.34%	2.95%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Continued weakness in the real estate markets and the general economy have impacted the Company’s operations during the past year with increased levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. Although the Company continues its business development and expansion efforts throughout its market area, increased attention has been placed on reducing nonperforming assets and providing customers more options to help work through this difficult economic period.

With market rates of interest declining 100 basis points during the fourth quarter of 2007, and another 400 basis points during the year ended December 31, 2008, the Company continues to experience compressed net interest margins. The Company’s net interest margin was 4.51% for the year ended December 31, 2009, as compared to 4.36% for the year ended December 31, 2008, and 5.40% for the year ended December 31, 2007. With approximately 62% of the loan portfolio in floating rate instruments at December 31, 2009, the effects of low market rates continue to impact loan yields. Loans yielded 5.83% during the year ended December 31, 2009, as compared to 6.81% and 9.16% for the years ended December 31, 2008 and 2007, respectively. With the rapid decline in market rates of interest experienced during 2008, deposit repricing was slow to follow the decline in loan rates during the second half of 2008. However, with stock market declines, combined with more substantial FDIC insurance coverage, deposit rates declined during the fourth quarter of 2008 as investors sought safety in bank deposits. Borrowing rates declined significantly during the fourth quarter of 2008 and have remained low during 2009, resulting in overnight and short-term borrowing rates of less than 0.50% during much of the year. The Company has benefited from these rate declines, as it has continued to utilize overnight and short-term borrowing lines through the Federal Reserve and Federal Home Loan Bank to a greater degree. In addition, brokered and other wholesale deposits provided lower rates than much of the Company’s market area during much of the second half of 2009. The Company’s average cost of funds was 1.43% for the year ended December 31, 2009 as compared to 2.75% and 3.91% for the years ended December 31, 2008 and 2007.

Total noninterest income of $6.3 million reported for the year ended December 31, 2009 decreased $2.0 million or 24.4% as compared to the year ended December 31, 2008, resulting in declines in all but two of the noninterest income categories between the two annual periods. Noninterest income continues to be driven by customer service fees, which totaled $3.9 million for the year ended December 31, 2009, representing a decrease of $774,000 or 16.6% over the $4.7 million in customer service fees reported for the year ended December 31, 2008, and a decrease of $908,000 or 19.0% over the $4.8 million reported for the year ended December 31, 2007. Other components of noninterest income have become more volatile during the past several years as many have been nonrecurring or non-sustainable, including gains or losses on other real estate owned through foreclosure or other asset disposals as the Company works to reduce problem assets. Although we believe the decline in current economic conditions has had an impact on the level of customer service fees, decreases in ATM fees between the periods presented resulting from the loss of a contract during 2008 to provide multiple ATM’s in a single location have also adversely impacted the level of customer service fees. Customer service fees represented 61.5%, 55.8%, and 49.5% of total noninterest income for the years ended December 31, 2009, 2008, and 2007, respectively.

Noninterest expense increased approximately $4.6 million or 19.8% between the years ended December 31, 2008 and December 31, 2009, and increased $5.8 million of 25.9% between the years ended December 31, 2007 and December 31, 2009. Although noninterest expense increased only minimally between 2007 and 2008, significant increases experienced during the year ended December 31, 2009 were primarily the result of both increases in impairment charges, as well as increased costs associated with problem loan workouts, as well as OREO maintenance and disposal preparation costs on foreclosed properties. A major component of the increase in noninterest expense experienced during the year ended December 31, 2009 was a goodwill impairment loss totaling $3.0 million recognized during the second quarter of 2009.  While impairment losses on the Company’s core deposit intangible assets decreased $567,000 between the years ended December 31, 2008 and 2009, the Company took impairment charges of $1.3 million during 2009 on real estate owned through foreclosure, and $843,000 on investment securities. Salary expense decreased $2.1 million or 19.4% between the years ended December 31, 2008 and December 31, 2009, primarily as the result of declines in accrued bonuses and employee incentives between the two periods.

Effective September 30, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Company elected to defer interest payments on the Company's $15.0 million of junior subordinated debentures relating to its trust preferred securities. This is the result of regulatory restraints which have precluded the Bank from paying dividends to the Company. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals are elected, the Company will continue to record interest expense associated with the debentures. Upon the expiration of the deferral period, all accrued and unpaid interest will be due and payable. Under the terms of the debenture, the Company is precluded from paying cash dividends to shareholders or repurchasing its stock during the deferral period.

The Company has not paid any cash dividends on its common stock since the second quarter of 2008 and does not expect to resume common stock dividends for the foreseeable future. Because the Company has elected to defer the quarterly payments of interest on its junior subordinated debentures issued in connection with the trust preferred securities as discussed above, the Company is prohibited from paying cash dividends on its common stock during the deferral period. As with the first three quarters of 2009, on December 15, 2009 the Company’s Board of Directors again declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. The stock dividend replaces quarterly cash dividends and reflects a similar value. Although the Company's capital position remains strong, the change in the dividend from cash to stock begun during the third quarter of 2008 was employed as a precaution against uncertainties in the 1-4 family residential real estate market and the potential impact on the Company's construction and related land and lot loan portfolio. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of January 8, 2010, an additional 123,716 shares were issued to shareholders on January 20, 2010. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividend to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while reducing the level of nonperforming assets during the year ended December 31, 2009. Total assets decreased approximately $68.5 million during the year ended December 31, 2009, with a decrease of $39.1 million in interest-bearing deposits in other banks and investment securities as the Company decreased its borrowing exposure during 2009. Decreases of $115.0 million in overnight and term borrowings were partially offset by increases in brokered and other deposits. Declines of approximately $36.0 million in loans during the year ended December 31, 2009 are due in large part to loan charge-offs or transfers to other real estate owned through foreclosure. Average loans comprised approximately 85% of overall average earning assets during the year ended December 31, 2009, a percentage that has remained consistent over the past three years.

Nonperforming assets, which are primarily related to the real estate loan and property portfolio, remained high during the year ended December 31, 2009 as real estate markets continue to suffer from the mortgage crisis which began during mid-2007. Nonaccrual loans totaling $34.8 million at December 31, 2009, decreased $10.5 million from the balance reported at December 31, 2008, and decreased $20.4 million from the balance reported at September 30, 2009. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans.  Impaired loans increased $4.8 million during the year ended December 31, 2009 to a balance of $53.8 million at December 31, 2009, but decreased $20.0 million during the quarter ended December 31, 2009. Other real estate owned through foreclosure increased $6.1 million between December 31, 2008 and December 31, 2009, as transfers of $21.7 million in loans to other real estate owned during the year more than offset write-downs and sales of those assets during the year. As a result of these events, nonperforming assets as a percentage of total assets increased from 9.96% at December 31, 2008 to 12.56% at December 31, 2009.

As the economy has declined along with asset valuations, increased emphasis has been placed on impairment analysis of both tangible and intangible assets on the balance sheet. As of March 31, 2009, the Company conducted annual impairment testing on the largest component of its outstanding balance of goodwill, that of the Campbell operating unit (resulting from the Legacy merger during February 2007.) In part, as a result of the severe decline in interest rates and other economic factors within the industry, we could not conclude at March 31, 2009 that there was not a possibility of goodwill impairment under the current economic conditions. During the second quarter of 2009, the Company utilized an independent valuation service to determine the aggregate fair value of the individual assets, liabilities, and identifiable intangible assets of the Campbell operating unit in question to determine if the goodwill related to that operating unit was impaired, and if so, how much the impairment was. Management, with the assistance of the independent third-party, concluded that there was impairment of the goodwill related to the Campbell operating unit, and as a result the Company recognized an impairment loss of $3.0 million or $0.25 per share (pre-tax and after-tax) for the quarter ended June 30, 2009 and the year ended December 31, 2009.

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for credit losses required to cover identified losses in the loan portfolio. Greater focus has been placed on identifying and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Increased charge-offs and significant provisions for loan losses made during 2009 materially impacted earnings, but the provisions made to the allowance for credit losses, totaling $1.4 million during the first quarter of 2009, $6.8 million during the second quarter of 2009, $435,000 made during the third quarter of 2009, and $4.8 million made during the fourth quarter of 2009, provided a level in the allowance for credit losses that is deemed adequate to cover inherent losses in the loan portfolio. Loan and lease charge-offs totaling $10.1 million during the year ended December 31, 2009 included $2.6 million during the quarter ended March 31, 2009, $1.5 million during the quarter ended June 30, 2009, $1.9 million during the quarter ended September 30, 2009, and an additional $4.2 million during the fourth quarter of 2009.

Deposits increased by $53.2 million during the year ended December 31, 2009, with increases experienced in both interest-bearing checking accounts and time deposits. Increases in time deposits experienced during the later part of 2009 were the result of a plan to reduce the Company’s reliance on borrowed funds.

Although balances have declined during the last half of 2009, the Company continues to utilize overnight borrowings and other term credit lines, with borrowings totaling $40.0 million at December 31, 2009, as compared to $54.4 million at September 30, 2009, $135.3 million at June 30, 2009, and $155.0 million at December 31, 2008. The average rate of those term borrowings was 0.86% at December 31, 2009, as compared to 0.95% at September 30, 2009, 0.60% at June 30, 2009, and 0.93% at December 31, 2008. Although the Company continues to realize significant interest expense reductions by utilizing these overnight and term borrowings lines, the use of such lines are monitored closely to ensure sound balance sheet management in light of the current economic, credit, and regulatory environment.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have actually declined during most of 2009. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.54% at December 31, 2009, representing a rate reduction of 122 basis points between December 31, 2008 and December 31, 2009. Pursuant to fair value accounting guidance, the Company has recorded $1.2 million in pretax fair value gains on its junior subordinated debt during the year ended December 31, 2009, bringing the total cumulative gain recorded on the debt to $4.9 million at December 31, 2009.

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

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Balance sheet management, enhancing revenue sources, and maintaining market share will be of primary importance during 2010 and beyond. The banking industry is currently experiencing continued pressure on net margins as well as asset quality resulting from conditions in the real estate market, and a general deterioration in credit markets. On March 23, 2010, the Company and the Bank entered into a regulatory agreement with the Federal Reserve Bank which, among other things, requires improvements in the overall condition of the Company and the Bank (see Regulatory Agreement in the Regulatory Matters section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for more details.) As a result, market rates of interest, asset quality, as well as regulatory oversight will continue be an important factor in the Company’s ongoing strategic planning process.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the Company’s consolidated financial statements included herein. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses, other real estate owned through foreclosure, impairment of collateralized mortgage obligations and other investment securities, and fair value estimates on junior subordinated debt, valuation for deferred income taxes, and goodwill, to be accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

If the loan portfolio were to increase by 10% proportionally throughout all loan classifications, the additional estimated provision to the allowance that would be required, based on the percentage loss allocations utilized at December 31, 2009, would be approximately $1.5 million pretax ($870,000 net of tax, or $0.07 per share basic and diluted). This estimate is comprised of an additional $1.1 million ($611,000 net of tax, or $0.05 per share basic and diluted) for criticized loans (those classified as special mention or worse, excluding those considered impaired and subject to asset-specific reserve allocations under current accounting guidelines), and an additional $448,000 ($260,000 net of tax, or $0.02 per share basic and diluted) for the remainder of the loan portfolio that is performing.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value of the property, less estimated costs to sell. The excess, if any, of the loan amount over the fair value of the collateral is charged to the allowance for credit losses. The determination of fair value is generally based upon pre-approved, external appraisals. As real estate markets declined during over the past two years and essentially became illiquid in many areas, Management was required to use additional judgment in determining the factors associated with fair value of the real estate, including the term over which the properties could be disposed in an orderly liquidation. This became necessary as many appraisals were based upon comparable sales which were deeply discounted forced liquidations or bulk sales caused by the severity of the housing crises. Subsequent declines in the fair value of other real estate owned, along with related revenue and expenses from operations, are charged to noninterest expense. The fair market valuation of such properties is based upon estimates, and as such, is subject to change as circumstances in the Company’s market area, or general economic trends, change.

Impairment of Investment Securities

Investment securities classified as available for sale (“AFS”) are carried at fair value and the impact of changes in fair value are recorded on the Company’s consolidated balance sheet as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” a separate component of shareholders’ equity. Securities classified as AFS or held to maturity (“HTM”) are subject to review to identify when a decline in value is other than temporary. In April 2009, the FASB updated the accounting standards for the recognition and presentation of other-than-temporary impairments. The standard amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income (loss) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery of its cost basis. The Company adopted the standard during the first quarter of 2009. Factors considered in determining whether a decline in value is other than temporary include: whether the decline is substantial; the duration of the decline; the reasons for the decline in value; whether the decline is related to a credit event or to a change in interest rate; our ability and intent to hold the investment for a period of time that will allow for a recovery of value; and the financial condition and near-term prospects of the issuer.

At December 31, 2009, the Company considered three of its investment securities other than temporarily impaired. The three private-label collateralized mortgage obligations (residential mortgage obligations) have an amortized cost of $15.1 million and carrying value of $9.7 million. Impairment analysis on these three residential mortgage obligations was performed utilizing the services of a third-party investment broker specializing in private-label CMO’s, and was based upon estimated cash flows. Estimated cash flows were based upon assumptions of future prepayments and default rates, and thus may be subject to revision as events change in the future. For the year ended December 31, 2009, the Company recognized pre-tax losses totaling $842,000 related to the credit portion of the other-than-temporary impairment in earnings. The remaining $4.6 million impairment on the three residential mortgage obligations is recorded as a component of other comprehensive income at December 31, 2009.

Fair Value

Effective January 1, 2007, the Company adopted fair value option accounting standards choosing to apply the standards to its junior subordinated debt. The Company concurrently adopted the accounting standards related to fair value measurements. The accounting standards related to fair value measurements defines how applicable assets and liabilities are to be valued, and requires expanded disclosures about financial instruments carried at fair value. The fair value measurement accounting standard establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments infrequently traded or not quoted in an active market will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. Determining fair values under the accounting standards may include judgments related to measurement factors that may vary from actual transactions executed in the marketplace. For the years ended December 31, 2009 and December 31, 2008, the Company recorded fair value gains related to its junior subordinated debt totaling $1.1 million and $1.4 million, respectively. (See Notes 8 and 13 of the Notes to Consolidated Financial Statements for additional information about financial instruments carried at fair value.)

Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. The acquisition of Taft National Bank during April 2004 gave rise to goodwill totaling approximately $1.6 million, and the acquisition of Legacy Bank during February 2007 resulted in goodwill of approximately $8.8 million. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually using an internal cash flow model. During the quarter ended June 30, 2009, the Company recognized goodwill impairment of $3.0 million on the goodwill associated with the 2007 Legacy acquisition. While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows.

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

On January 1, 2007 the Company adopted the accounting standards related to uncertainty in income taxes. The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the accounting standards, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent.” In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

The Company reviewed its various tax positions, including its ongoing REIT case with the California Franchise Tax Board (FTB), as of January 1, 2007 (adoption date), and then again each subsequent quarter during 2007 in light of the adoption of the accounting standards related to uncertainty in income taxes. The Bank, with guidance from advisors believes the case related to consent dividends taken by the Bank’s REIT during 2002 has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined) that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007 the Company recorded an adjustment of $1,298,470 to beginning retained earnings upon adoption of the accounting standards related to uncertainty in income taxes to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. During the years ended December 31, 2009, 2008 and 2007, the Company increased the unrecognized tax liability by an additional $87,092, $87,421 and $87,091, respectively, in interest for the period, bringing the total recorded tax liability to $1,560,084, $1,472,992 and $1,385,561 at December 31, 2009, December 31, 2008 and December 31, 2007, respectively. It is the Company’s policy to recognize interest and penalties under FIN48 as a component of income tax expense.

Pursuant to the accounting standards related to uncertainty in income taxes, the Company will continue to re-evaluate existing tax positions, as well as new positions as they arise. If the Company determines in the future that its tax positions are not “more likely than not” to be sustained (as defined) by taxing authorities, the Company may need to recognize additional tax liabilities.

Revenue recognition

The Company’s primary sources of revenue are interest income from loans and investment securities. Interest income is generally recorded on an accrual basis, unless the collection of such income is not reasonably assured or cannot be reasonably estimated. Pursuant to accounting standards related to revenue recognition, nonrefundable fees and costs associated with originating or acquiring loans are recognized as a yield adjustment to the related loans by amortizing them into income over the term of the loan using a method which approximates the interest method.  Other credit-related fees, such as standby letter of credit fees, loan placement fees and annual credit card fees are recognized as noninterest income during the period the related service is performed.

For loans placed on nonaccrual status, the accrued and unpaid interest receivable may be reversed at management's discretion based upon management's assessment of collectibility, and interest is thereafter credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan.

Results of Operations

For the year ended December 31, 2009, the Company reported a net loss of $4.5 million or $0.36 per share ($0.36 diluted) as compared to net income of $4.1 million or $0.32 per share ($0.32 diluted) for the year ended December 31, 2008, and net income of $11.3 million or $0.89 per share ($0.89 diluted) for the year ended December 31, 2007. Net income decreased $8.6 million between December 31, 2008 and December 31, 2009 as the result of increased provisions for credit losses taken during the year, combined with declines in the volume of, and yields on earning assets, as well as increases in other impairment losses and OREO-related expenses. Net income decreased $7.2 million between December 31, 2007 and December 31, 2008 as the result of increased provisions for credit losses taken during the third and fourth quarters, combined with significant declines in market rates of interest during 2008.

The Company’s return on average assets was (0.62%) for the year ended December 31, 2009 as compared to 0.52 % and 1.47 % for the same twelve-month periods of 2008 and 2007, respectively. The Company’s return on average equity was (5.77%) for the year ended December 31, 2009 as compared to 4.93 % and 13.73 % for the same twelve-month periods of 2008 and 2007, respectively. As with declines in net income, declines in the return on average assets and average equity experienced by the Company during 2009 were primarily the result of additional loan loss provisions taken during the year, as well as increased impairment losses and OREO-related expenses.

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

Net interest income before provision for credit losses totaled $28.3 million for the year ended December 31, 2009 as compared to $30.2 million for the year ended December 31, 2008, and $36.6 million for the year ended December 31, 2007. This represents a decrease of $1.9 million or 6.2 % between the years ended December 31, 2008 and 2009, as compared to a decrease of $6.4 million or 17.4% between 2006 and 2007. The decrease in net interest income between 2008 and 2009, as well as between 2007 and 2008, is primarily the result of decreased yields on interest-earning assets, which more than offset the decreased yields on interest-bearing liabilities.

Table 1. – Distribution of Average Assets, Liabilities and Shareholders’ Equity:

Interest rates and interest differentials
Years Ended December 31, 2009, 2008, and 2007

	2009			2008			2007
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans (1)	$534,830	$31,197	5.83%	$582,500	$39,669	6.81%	$575,448	$52,690	9.16%
Investment Securities – taxable	82,865	4,298	5.19%	98,330	5,170	5.26%	89,765	3,896	4.34%
Investment Securities – nontaxable (2)	1,252	58	4.63%	1,452	68	4.68%	2,227	108	4.85%
Interest on deposits in other banks	5,905	117	1.98%	9,680	222	2.29%	7,001	271	3.87%
Federal funds sold and reverse repos	3,708	3	0.08%	549	18	3.28%	3,527	191	5.42%
Total interest-earning assets	628,560	$35,673	5.68%	692,511	$45,147	6.52%	677,968	$57,156	8.43%
Allowance for credit losses	(12,639)			(8,729)			(5,867)
Noninterest-bearing assets:
Cash and due from banks	18,528			20,785			25,255
Premises and equipment, net	13,731			14,981			15,899
Accrued interest receivable	2,405			2,779			4,061
Other real estate owned	34,345			9,434			3,187
Other assets	49,153			46,122			43,831
Total average assets	$734,083			$777,883			$764,334
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$45,189	$176	0.39%	$42,988	$223	0.52%	$46,382	$292	0.63%
Money market accounts	116,522	2,214	1.90%	124,202	2,963	2.39%	136,720	4,246	3.11%
Savings accounts	35,228	219	0.62%	40,699	482	1.18%	46,225	883	1.91%
Time deposits	205,261	3,583	1.75%	230,746	8,420	3.65%	263,196	12,993	4.94%
Other borrowings	99,877	804	0.80%	91,368	2,116	2.32%	17,891	925	5.17%
Trust Preferred securities	11,692	331	2.83%	12,710	734	5.77%	15,537	1,234	7.94%
Total interest-bearing liabilities	513,769	$7,327	1.43%	542,713	$14,938	2.75%	525,951	$20,573	3.91%
Noninterest-bearing liabilities:
Noninterest-bearing checking	134,925			144,772			146,954
Accrued interest payable	623			1,131			2,207
Other liabilities	6,147			6,782			7,221
Total average liabilities	655,464			695,398			682,333

Total average shareholders' equity	78,619			82,485			82,001
Total average liabilities and
Shareholders' equity	$734,083			$777,883			$764,334
Interest income as a percentage
of average earning assets			5.68%			6.52%			8.43%
Interest expense as a percentage
of average earning assets			1.17%			2.16%			3.03%
Net interest margin			4.51%			4.36%			5.40%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $1,547,000, $3,074,000, and $3,076,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

(2)	Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis because they are not material to the Company’s results of operations.

As summarized in Table 2, the increase in net interest income between the two twelve-month periods ended December 31, 2009 and 2008 is comprised of a decrease in total interest income of approximately $9.5 million, which was only partially offset by a decrease in total interest expense of approximately $7.6 million. This change is less severe than the previous year’s comparison where an increase in net interest income between the two years ended December 31, 2008 and 2007 was comprised of a decrease in total interest income of approximately $12.0 million, which was only partially offset by a decrease in total interest expense of approximately $5.6 million.

The Bank's year-to-date net interest margin, as shown in Table 1, increased to 4.51% at December 31, 2009 from 4.36% at December 31, 2008, an increase of 15 basis points (100 basis points = 1%) between the two periods, but decreased 89 basis points from the 5.40% net margin realized during the year ended December 31, 2007.

As a result of changes in market rates of interest, the prime rate averaged 3.25% for the year ended December 31, 2009 as compared to 5.09% and 8.05% for the years ended December 31, 2008 and 2007, respectively.

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

Table 2.  Rate and Volume Analysis

	2009 compared to 2008			2008 compared to 2007
(In thousands)	Total	Rate	Volume	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$(8,472)	$(5,395)	$(3,077)	$(13,021)	$(13,659)	$638
Investment securities	(882)	(70)	(812)	1 ,234	875	359
Interest-bearing deposits in other banks	(105)	(39)	(66)	(49)	(132)	35
Federal funds sold and securities purchased
under agreements to resell	(15)	(32)	17	(173)	(55)	(118)
Total interest income	$(9,474)	(5,536)	(3,938)	$(12,009)	(12,972)	963
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(796)	(695)	(101)	(1,352)	(983)	(369)
Savings accounts	(263)	(205)	(58)	(401)	(305)	(96)
Time deposits	(4,837)	(3,992)	(845)	(4,573)	(3,105)	(1,468)
Other borrowings	(1,312)	(1,493)	181	1,191	(759)	1,950
Trust Preferred securities	(403)	(348)	(55)	(500)	(300)	(200)
Total interest expense	(7,611)	(6,733)	(878)	(5,635)	(5,541)	(184)
Increase (decrease) in net interest income	$(1,863)	$1,197	$(3,060)	$(6,374)	$(7,521)	$1,147

Total interest income decreased approximately $9.5 million or 21.0% between the years ended December 31, 2008 and 2009, and was attributable to a decrease in yields on those earning assets, and to a lesser degree, earning asset volume. Earning asset decline was mostly in loans, with smaller declines in investments and interest-bearing deposits in other banks. On average, loans decreased by approximately $47.7 million between 2008 and 2009 as the Company focused more on the work-out of problem assets. The Company continues to maintain a high percentage of loans in its earning asset mix with loans averaging 85.1% of total earning assets for the year ended December 31, 2009, as compared to 84.1% and 84.9% for the years ended December 31, 2008 and 2007, respectively.

Total interest expense decreased approximately $7.6 million between the years ended December 31, 2008 and 2009 as a result of significant decreases in rates paid on interest-bearing liabilities during 2009, combined with decreases in the volumes of those interest-bearing liabilities. Deposit rates continued to decline throughout much of 2009 as the Federal Reserve lengthened the anticipated duration of the low-interest rate cycle in its efforts to resolve the severe economic downturn. Between the years ended December 31, 2009 and December 31, 2008, rates paid on interest-bearing liabilities decreased in all categories, and on average decreased to almost half of what they had been during the year ended December 31, 2008. During 2009, the Company benefited as it utilized lower-cost funding sources including overnight and short-term borrowings, as well as brokered and other wholesale time deposits, which provided funding rates of less then 0.50% during a significant portion of the year.

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

Provision for Credit Losses

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management's continuous credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the year ended December 31, 2009 the provision to the allowance for credit losses amounted to $13.4 million as compared to $9.5 million and $6.2 million for the years ended December 31, 2008 and 2007, respectively.

During 2009, increases in the provision to the allowance for credit losses included large provisions during the second and fourth quarters of the year as prolonged weakness in the economy, and specifically the residential housing market, required the Company to become even more proactive in its assessment of problem loans.  Provisions of $4.8 million and $6.8 million were made in the second and fourth quarters of 2009

Increases in the provision to the allowance for credit losses during 2008, including provisions of $6.4 million and $2.4 million in the third and fourth quarters of 2008, respectively, were the result of higher levels of nonperforming loans during the year, and general deterioration in the housing and credit markets which began during the later part of 2007, and continued throughout 2008.

The amount provided to the allowance for credit losses during 2009 brought the allowance to 2.96% of net outstanding loan balances at December 31, 2009, as compared to 2.12% of net outstanding loan balances at December 31, 2008, and 1.26% at December 31, 2007.

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicated and the net changes between those years:

	Years Ended December 31,			Increase (decrease) during Year
(In thousands)	2009	2008	2007	2009	2008
Customer service fees	$3,882	$4,656	$4,790	$(774)	(134)
Gain on disposition of securities	(37)	24	0	(61)	24
Gain (loss) on sale of OREO	(793)	67	209	(860)	(142)
Gain on sale of assets	863	0	0	863	--
Proceeds from life insurance	0	0	483	--	(483)
Gain (loss) on swap ineffectiveness	0	9	66	(9)	(57)
Gain on fair value option of financial liabilities	1,145	1,363	2,504	(218)	(1,141)
Gain (loss) on sale of fixed assets	22	(4)	2	26	(6)
Shared appreciation income	23	265	42	(242)	223
Other	1,203	1,963	1,585	(760)	378
Total	$6,308	$8,343	$9,681	$(2,035)	$(1,338)
Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers and, to a lesser extent, gains on sales of Company assets and other miscellaneous income. Noninterest income for the year ended December 31, 2009 decreased $2.0 million or 24.4% when compared to the previous year, and decreased $3.4 million or 34.8% when compared to the year ended December 31, 2007. Decreases in noninterest income were experienced in all but two categories during 2009, with decreases experienced in customer service fees, gains in OREO sales, and shared appreciation income. Increases were experienced in gains on sale of assets as the Company disposed of a large inventory of agricultural equipment that had been foreclosed upon during the year. The decrease of $760,000 in other noninterest income experienced during 2009 includes a decrease of approximately $312,000 on OREO rental income; an income decline which the Company does not expect to see change in the future. The loss of $37,000 realized during 2009 on the disposition of investment securities was the result of the sale of a $5.0 million mutual fund that was disposed of for liquidity purposes.

Decreases in noninterest income experienced during 2008 as compared to 2007 were primarily the result of a decrease in fair value gains recorded on the Company’s junior subordinated debt, as well as an employee death-benefit payment received during 2007 that did not occur again during 2008. The gain on disposition of securities totaling $24,000 during 2008 was the result of an early call on municipal bonds with an amortized cost of approximately $940,000. The municipal bonds were redeemed at face value, resulting in a recognized gain on the remaining unaccreted discount.

Customer service fees continue to provide a substantial part of noninterest income over the three years presented, representing 61.5%, 55.8%, and 49.4% of total noninterest income for the years ended December 31, 2009, 2008, and 2007, respectively. Customer service fees decreased $774,000 between the years ended December 31, 2008 and December 31, 2009, and decreased $134,000 between the years ended December 2007 and December 31, 2008. Much of the decrease in customer service fees between the periods presented is attributable to decreases in ATM fee income. Additionally, decreases of approximately $450,000 were experienced in revenue generated by the Company’s Financial Services department between the years ended December 31, 2008 and December 31, 2009.

The Company has experienced decreases in gains realized from the sale of other real estate owned through foreclosure and, actually realized net pre-tax losses of $793,000 during 2009 as compared to net pre-tax gains of $67,000 and $209,000 for the years ended December 31, 2008 and 2007, respectively. With continued and prolonged deterioration in real estate markets, the Company has sought to dispose of properties when economically possible rather than continue to hold them and incur ongoing carrying costs to maintain the properties.

Shared appreciation income has fluctuated over the three years presented, with decreases of $242,000 between 2008 and 2009, as compared to increases of $223,000 between 2007 and 2008. Shared appreciation income results from agreements between the

Company and the borrower on certain construction loans where the Company agrees to receive interest on the loan at maturity rather than monthly and the borrower agrees to share in the profits of the project. The profit is determined by the appraised value of the completed project and subsequent refinancing or sale of the project. Due to the difficulty in calculating future values, shared appreciation income is recognized when received. The Company does not participate in a significant number of shared appreciation projects, and as a result, does not anticipate large amounts of shared appreciation income on an ongoing basis.

Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
(Dollars in thousands)	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets
Salaries and employee benefits	$8,551	1.36%	$10,610	1.53%	$10,830	1.56%
Occupancy expense	3,692	0.59%	3,954	0.57%	3,787	0.55%
Data processing	102	0.02%	279	0.04%	420	0.06%
Professional fees	2,201	0.35%	1,482	0.21%	1,811	0.26%
FDIC/DFI assessments	1,203	0.19%	535	0.08%	186	0.03%
Directors fees	253	0.04%	262	0.04%	268	0.04%
Amortization of intangibles	885	0.14%	972	0.14%	1,021	0.15%
Correspondent bank service charges	362	0.06%	427	0.06%	476	0.07%
Writedown on investment	0	0.00%	23	0.00%	34	0.00%
Impairment loss on OREO	1,324	0.21%	887	0.13%	0	0.00%
Impairment loss on intangible assets	81	0.01%	648	0.09%	0	0.00%
Impairment loss on Goodwill	3,026	0.48%	0	0.00%	0	0.00%
Impairment loss on investment securities	843	0.13%	0	0.00%	0	0.00%
Loss on lease assets held for sale	0	0.00%	0	0.00%	820	0.12%
Loss on CA Tax Credit Partnership	428	0.07%	432	0.06%	430	0.06%
OREO expense	1,612	0.26%	418	0.06%	209	0.03%
Other	3,403	0.54%	2,422	0.35%	1,923	0.28%
Total	$27,966	4.45%	$23,351	3.37%	$22,215	3.21%

Noninterest expense, excluding provision for credit losses and income tax expense, totaled $28.0 million for the year ended December 31, 2009 as compared to $23.4 million and $22.2 million for the years ended December 31, 2008 and 2007, respectively. These figures represent an increase of $4.6 million or 19.8% between the years ended December 31, 2008 and 2009 and an increase of $1.1 million or 5.1% between the years ended December 31, 2007 and 2008. As a percentage of average earning assets, total noninterest expense has remained relatively stable over the past three years, but increased slightly, as the Company has successfully controlled overhead expenses in a challenging economic environment. Noninterest expense amounted to 4.45% of average earning assets for the year ended December 31, 2009 as compared to 3.37% at December 31, 2008 and 3.11% at December 31, 2007

The net increase in noninterest expense between the years ended December 31, 2008 and 2009 is in large part the result of $3.0 million in goodwill impairment losses taken during second quarter of 2009. Other changes in noninterest expense are comprised of reductions in salaries and bonus incentives of nearly $2.1 million, and reductions in occupancy and data processing costs of $262,000, which were more than offset by increases in OREO impairment and overhead costs, legal fees, FDIC insurance assessments, and other expenses associated with nonperforming and foreclosed loans, as well as changes in the components of other impairment losses taken on various assets of the Company. As the economy has declined over the past year, the Company has streamlined certain departments to more effectively control salary and employee benefit costs where the levels of business are lower than they have been historically. The increase of $981,000 in other noninterest expense between the years ended December 31, 2009 and 2008 is primarily the result of a legal settlement totaling $800,000 for a disputed ATM servicing contract with a third-party servicer.

While impairment losses on intangible assets decreased $567,000 or 87.5% between the years ended December 31, 2008 and 2009, additional impairment losses were recorded during 2009 on other of the Company’s assets. Impairment losses totaling $1.3 million were realized on OREO during 2009 as OREO properties were further written-down to fair value as new valuations were received. In addition, during the year ended December 31, 2009, the Company recognized $843,000 in impairment losses ($163,000 during the first quarter, $240,000 during the second quarter, $317,000 during the third quarter, and $123,000 during the fourth quarter of 2009) on three of its non-agency collateralized mortgage obligations which were determined to be other-than-temporarily impaired. The amount expensed as impairment losses on the three securities represents the identified credit-related portion of the impairment. Although there are some indications of improvement in current economic conditions, a prolonged recessionary period could result in additional impairment losses in the future.

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

During the years ended December 31, 2009, 2008, and 2007, the Company recognized stock-based compensation expense of $53,000 (less than $0.01 per share basic and diluted), $110,000 ($0.01 per share basic and diluted), and $187,000 ($0.02 per share basic and diluted), respectively. This expense is included in noninterest expense under salaries and employee benefits. Under the current pool of stock options, the Company expects stock-based compensation expense to be about $6,000 per quarter for 2010, and decline after that through 2011. If new stock options are issued, or existing options fail to vest due, for example, to forfeiture, actual stock-based compensation expense in future periods will change.

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

The Company reviews its current tax positions at least quarterly based accounting standards related to uncertainty in income taxes which includes the criteria that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the income tax guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent.” In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

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

Pursuant to the guidance, the Company reviewed its REIT tax position as of January 1, 2007 (adoption date of the new guidance), and then has again reviewed its position each subsequent quarter since adoption. The Bank, with guidance from advisors, believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007 the Company recorded an adjustment of $1.3 million to beginning retained earnings upon adoption of the new guidance related to uncertainty in income taxes to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. During the years ended December 31, 2008 and 2007, the Company increased the unrecognized tax liability by an additional $87,000 in interest for each of the two years, bringing the total recorded tax liability to $1.5 million at December 31, 2008. The Company has determined that there has been no material change to its position on the REIT from that at December 31, 2008, and as a result recorded additional interest liability of $87,000 during the year ended December 31, 2009. It is the Company’s policy to recognize interest and penalties as a component of income tax expense. The Company has reviewed all of its tax positions as of December 31, 2009, and has determined that, other than the REIT, there are no other material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets decreased by $68.5 million or 9.0% during the year to $692.6 million at December 31, 2009, and decreased $79.1 million or 10.3% from the balance of $771.7 million at December 31, 2007. During the year ended December 31, 2009, decreases of $35.6 million were experienced in net loans as construction and real estate lending slowed and approximately $20.0 million in problem loans were transferred to OREO, while another $10.1 million was charged off against the allowance for loan losses. Interest-bearing deposits in other banks and investment securities decreased by $17.1 million and $21.3 million, respectively, during the year ended December 31, 2009. Total deposits of $561.7 million at December 31, 2009 increased $53.2 million or 10.5% from the balance reported at December 31, 2008, and decreased $73.0 million or 11.5% from the balance of $634.6 million reported at December 31, 2007. Deposit growth during 2009 occurred in interest-bearing checking accounts and time deposits of $100,000 or more, while other deposit categories experienced declines between December 31, 2008 and December 31, 2009. Increases in time deposits during 2009 are in large part the result of additional brokered deposits which were obtained as the Company sought to reduce its dependence on overnight and term borrowings from the Federal Reserve and FHLB.

During 2008, net loans decreased $47.7 million, while interest-bearing deposits in other banks and investment securities increased $17.5 million and $3.3 million, respectively, between the two period-ends. During 2008, growth of $10.5 million and $13.4 million was experienced in noninterest-bearing deposits and time deposits of less than $100,000, respectively, which was more than offset by substantial declines in time deposits of $100,000 or more, and to a lesser degree interest-bearing checking and savings accounts. The decrease of $130.9 million in time deposits of $100,000 or more experienced during 2008 was primarily the result of brokered time deposits and deposits from the State of California, which were not renewed as they matured during 2008. The brokered time deposits were replaced with less expensive borrowings including FHLB advances and overnight borrowings from the Federal Reserve Discount Window.

Earning assets averaged approximately $628.6 million during the year ended December 31, 2009, as compared to $692.5 million and $678.0 million for the years ended December 31, 2008 and 2007, respectively. Average interest-bearing liabilities decreased to $513.8 million for the year ended December 31, 2009, as compared to $542.7 million for the year ended December 31, 2008, and decreased from the balance of $565.0 million for the year ended December 31, 2007.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $508.6 million at December 31, 2009, representing a decrease of $40.0 million or 6.6% when compared to the balance of $544.6 million at December 31, 2008, and a decrease of $84.2 million or 14.2% when compared to the balance of $592.8 million reported at December 31, 2007. Total loans decreased approximately $25.6 million during the fourth quarter of 2009, $4.7 million of which was the result of transfers of nonperforming loans to OREO, and another $4.2 million was the result of charge-offs against the reserve for loan and lease losses . Average loans totaled $534.8 million, $582.5 million, and $575.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. During 2009 average loans decreased 8.2% when compared to the year ended December 31, 2008 and decreased 7.1% compared to the year ended December 31, 2007.

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:

	2009		2008		2007		2006		2005
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans
Commercial and industrial	$167,930	33.0%	$188,207	34.6%	$188,826	31.9%	$146,964	29.7%	$111,904	27.1%
Real estate – mortgage	165,629	32.6	130,856	24.0	135,252	22.8	113,613	22.9	89,503	21.7
RE construction & development	105,220	20.7	151,091	27.7	200,836	33.8	176,825	35.7	163,953	39.8
Agricultural	50,897	10.0	52,020	9.6	46,387	7.8	35,502	7.1	25,214	6.1
Installment/other	18,191	3.6	20,782	3.8	18,171	3.1	16,712	3.4	15,002	3.6
Lease financing	706	0.1	1,595	0.3	3,323	0.6	5,507	1.1	6,889	1.7
Total Loans	$508,573	100.0%	$544,551	100.0%	$592,795	100.0%	$495,123	100.0%	$412,465	100.0%

Although the Company does not generally provide permanent financing for its construction and development loans, shorter-term permanent financing or “mini-perm” loans have been provided to a number of borrowers over the past several years as the current economic downturn has prolonged the development and completion of some projects. At the time of their renewal, some of these loans were classified as commercial and industrial loans because either the construction and development portion of the project had been delayed, or the project had been completed and the borrower opted to delay the sale of the completed project until market conditions improved. Some of the completed projects are currently providing rental income to the borrower. Upon review, it was determined that the Company had classified certain of its loans as commercial and industrial which, should have been classified as something other than commercial and industrial loans. As a result, at December 31, 2009, the Company retrospectively reclassified for reporting purposes forty-seven loans from commercial and industrial loans to either construction & land development, or commercial real estate loans, depending on whether they are partially completed, or are generating rental income. The reclassification had no impact on the Company’s results of operations. The following summarizes the reclassification amounts for the periods prior to December 31, 2009 (in 000’s).

Net changes in loans:	12/31/2008	12/31/2007	12/31/2006	12/31/2005
Commercial and industrial	$(35,373)	$(15,559)	$(8,847)	$(1,359)
Real estate mortgage	4,167	(7,312)	0	0
RE construction & development	31,206	22,539	8,447	1,080
Agricultural	0	332	400	279
Net change - total loans	$0	$0	$0	$0

Loan volume continues to be greatest in what has historically been the Bank’s primary lending emphasis: commercial, real estate mortgage, and construction lending. With the continued deterioration of real estate markets during 2008 and 2009, the Company experienced a decrease of $45.9 million or 30.4 % in construction loans, and a decrease of $20.3 million or 10.81% in commercial and industrial loans, with minor decreases in installment as well as in agricultural loans. Lease financing decreased $889,000 during 2009, as the Company is no longer originating commercial leases. Partially offsetting these decreases were increases of $34.8 million in real estate mortgage loans, a portion of which were the result of construction loans which were completed or matured during the year and the borrower obtained longer-term financing from the Company. Approximately $20.0 million of the total $36.0 million decrease in loans experienced during the year ended December 31, 2009, was the result of nonperforming loans transferred to other real estate owned when all other means of settlement were exhausted.

During 2008, the Company experienced a decrease of $49.7 million or 24.8 % in construction loans, and decreases of $4.4 million and $619,000 in real estate mortgage loans, and commercial and industrial loans, respectively. Lease financing decreased $1.7 million during 2008, as the Company is no longer originating commercial leases. Partially offsetting these decreases were increases of $6.0 million in agricultural loans, and $2.6 million in consumer installment loans. Part of the decrease in construction and real estate loans experienced during 2008 is the result of transfers of approximately $28.5 million ($26.0 million net of charge-offs) in nonperforming loans to OREO.

During 2007 loan growth occurred in all categories except lease financing. During 2007, significant increases occurred in commercial and industrial loans, as well as real estate mortgage loans, with increases of $41.9 million or 28.5% and $21.6 million or 19.1% in those two categories, respectively. Agricultural loans increased $10.9 million or 30.7% during 2007, and real estate construction loans increased $24.0 million or 13.6% during 2007. The acquisition of Legacy Bank during February 2007 contributed approximately $63.9 million to the loan growth experienced during 2007. During the fourth quarter of 2007 loan volume declined approximately $27.7 million or 4.4% as the Company slowed additional loan growth as part of its asset/liability management and liquidity plan.

At December 31, 2009, approximately 74% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Residential housing markets have suffered considerably since the later half of 2007, and as a result, residential construction loans decreased during 2008 and again during 2009. Real estate construction loans decreased $45.9 million or 30.4% during 2009, as compared to a decrease of $49.7 million or 24.8 % during 2008, and an increase of $24.0 million or 13.6% during 2007. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects. Agricultural loans consisting of mostly short-term, floating rate loans for crop financing, decreased $1.1 million or 6.0% between December 31, 2008 and December 31, 2009, while installment loans decreased $2.6 million or 12.5% during that same period.

The real estate mortgage loan portfolio totaling $165.6 million at December 31, 2009 consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate is the core of this segment of the portfolio, with balances of $117.0 million, $86.0 million, and $95.1 million at December 31, 2009, 2008, and 2007, respectively. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and, are mainly tied to commercial income and multi-family residential properties. The Company does not currently offer traditional residential mortgage loans, but may purchase mortgage portfolios. As a result of real estate mortgage purchases over the past several years, that portion of the portfolio has remained relatively stable with balances of  $45.8 million, $41.6 million, and $37.2 million at December 31, 2009, 2008 and 2007, respectively. The Company also offers short to medium-term, fixed-rate, home equity loans, which totaled $2.8 million at December 31, 2009, $3.2 million at December 31, 2008, and $3.0 million at December 31, 2007.

The following table sets forth the maturities of the Bank's loan portfolio at December 31, 2009. Amounts presented are shown by maturity dates rather than repricing periods:

(In thousands)	Due in one year or less	Due after one Year through Five years	Due after Five years	Total
Commercial and agricultural	$117,097	$81,989	$19,741	$218,827
Real estate construction & development	78,941	25,302	977	105,220
	196,038	107,291	20,718	324,047
Real estate – mortgage	22,262	93,708	49,659	165,629
All other loans	6,191	10,396	2,310	18,897
Total Loans	$224,491	$211,395	$72,687	$508,573

For the year ended December 31, 2009, the average yield on loans was 5.83%, representing a decrease of 98 basis points when compared to the year ended December 31, 2008 and was a result of continued loan pricing pressures as market rates of interest remained at historical lows. The Bank’s loan portfolio is generally comprised of short-term or floating rate loans and is therefore susceptible to fluctuations in market rates of interest.

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

At December 31, 2009, 2008 and 2007, approximately 60.7%, 64.0% and 62.3% of the Bank's loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank's fixed and floating rate loans at December 31, 2009. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

(In thousands)	Due in one year or less	Due after one Year through Five years	Due after Five years	Total
Accruing loans:
Fixed rate loans	$12,898	$107,993	$60,093	$180,984
Floating rate loans	184,025	96,357	12,450	292,832
Total accruing loans	196,923	204,350	72,543	473,816
Nonaccrual loans:
Fixed rate loans	14,266	2,095	28	16,389
Floating rate loans	13,302	4,950	116	18,368
Total nonaccrual loans	27,568	7,045	144	34,757
Total Loans	$224,491	$211,395	$72,687	$508,573

Securities

Following is a comparison of the amortized cost and approximate fair value of available-for-sale for the three years indicated:

	December 31, 2009				December 31, 2008
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Available-for-sale:
U.S. Government agencies	$35,119	$1,469	$(2)	$36,586	$43,110	$1,280	$(204)	$44,186
U.S Gov’t agency collateralized
mortgage obligations	14,954	376	(10)	15,320	21,317	189	(40)	21,466
Residential mortgage
obligations	14,273	0	(4,559)	9,714	17,751	0	(4,951)	12,800
Obligations of state and
political subdivisions	1,252	33	0	1,285	1,252	28	0	1,280
Other investment securities	9,004	0	(498)	8,506	13,880	0	(863)	13,017
Total available-for-sale	$74,602	$1,878	$(5,069)	$71,411	$97,310	$1,497	$(6,058)	$92,749

	December 31, 2007
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies	$65,764	$524	$(302)	$65,986
Collateralized mortgage obligations	7,782	44	(4)	7,822
Obligations of state and
political subdivisions	2,227	54	0	2,281
Other investment securities	13,752	0	(426)	13,326
Total available-for-sale	$89,525	$622	$(732)	$89,415

Included in other investment securities at December 31, 2009, is a short-term government securities mutual fund totaling $7.5 million, and an overnight money-market mutual fund totaling $1.0 million. Included in other investment securities at December 31, 2007, is a short-term government securities mutual fund totaling $7.7 million, a CRA-qualified mortgage fund totaling $4.9 million, and an overnight money-market mutual fund totaling $752,000. Included in other investment securities at December 31, 2006, is a short-term government securities mutual fund totaling $7.7 million, and a CRA-qualified mortgage fund totaling $4.8 million. The commercial asset-backed trust consists of fixed and floating rate commercial and multifamily mortgage loans. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were no realized gains, but there were realized losses on available-for-sale securities totaling $37,000 for the year ended December 31, 2009. There were realized gains on available-for-sale securities totaling $24,000 and $27,000 for the years ended December 31, 2008 and 2006, respectively. There were no realized gains or losses on securities available-for-sale during 2007. There were no realized losses on securities available-for-sale during 2008 or 2006.

Investment securities decreased $21.3 million between December 2008 and December 2009, as maturities and pay-downs from investment securities were not reinvested in the securities portfolio but were instead utilized to reduce overnight and term borrowings. In addition, one mutual fund with a carrying cost of $5.0 million was sold during the fourth quarter of 2009 to provide additional liquidity. Investment securities increased $3.3 million between December 2007 and December 2008, as U.S. government agencies and municipal bonds were either paid down or matured, and additional funds from maturing loans were utilized to purchase additional investment securities or interest-bearing deposits in other banks.

Securities that have been temporarily impaired less than 12 months at December 31, 2009 are comprised of two U.S. government agency securities and one collateralized mortgage obligation with a weighted average life of 1.90 years. As of December 31, 2009, there were three residential mortgage obligations, and one other investment security with a total weighted average life of 1.37 years that have been temporarily impaired for twelve months or more. At December 31, 2009, the decline in market value for all but three (see below) of the impaired securities is attributable to changes in interest rates and illiquidity, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

At December 31, 2009, the Company had three non-agency residential mortgage obligations which have been impaired more than twelve months. All three residential mortgage obligations were rated less than high credit quality at December 31, 2009. The residential mortgage obligations had a market value of $9.7 million and unrealized losses of approximately $4.6 million at December 31, 2009. The Company evaluated these three residential mortgage obligations for OTTI by comparing the present value of expected cash flows to previous estimates to determine whether there had been adverse changes in cash flows during the quarter. The OTTI evaluation was conducted utilizing the services of a third party specialist and consultant in MBS and CMO products. The cash flow assumptions used in the evaluation included a number of factors including changes in delinquency rates, anticipated prepayment speeds, loan-to-value ratios, changes in agency ratings, and market prices. As a result of the impairment evaluation, the Company determined that there had been adverse changes in cash flows during the quarter for all three of the residential mortgage obligations reviewed, and concluded that these three investments were other-than-temporarily impaired. During the fourth quarter of 2009, the three residential mortgage obligations had other-than-temporary-impairment losses of $4.7 million, of which $123,000 was recorded as expense and $4.6 million was recorded in other comprehensive loss. On a year-to-date basis, the three residential mortgage obligations had other-than-temporary-impairment losses of $5.4 million, of which $843,000 was recorded as expense and $4.6 million was recorded in other comprehensive loss. The three residential mortgage obligations remained classified as available for sale at December 31, 2009.

The following summarizes temporarily impaired investment securities at December 31, 2009

	Less than 12 Months		12 Months or More		Total
(In thousands) Securities available for sale:	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
U.S. Government agencies	$1,498	$(2)	$0	$0	$1,498	$(2)
U.S. Government agency
collateral mortgage obligations	2,236	(10)	0	0	2,236	(10)
Residential mortgage obligations	0	0	9,714	(4,559)	9,714	(4,559)
Obligations of state and
political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	7,502	(498)	7,502	(498)
Total impaired securities	$3,734	$(12)	$17,216	$(5,057)	$20,950	$(5,069)

Securities that have been temporarily impaired less than 12 months at December 31, 2008 are comprised of three residential mortgage obligations and one collateralized mortgage obligation with a weighted average life of 3.66 years, and seven U.S. agency bonds with a weighted average life of 3.18 years. As of December 31, 2008, there were two other investment securities with a total weighted average life of 0.50 years that have been temporarily impaired for twelve months or more. The unrealized losses are due in most part to interest rate changes, as well as credit downgrades in some of the portfolio including three collateralized mortgage obligations. The Company has the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes and credit downgrades to the earlier of the forecasted recovery or the maturity of the underlying investment security. The Company believes that credit downgrades on securities within the portfolio are a result of the severity of the current economic downturn and does not believe the downgrades will result in permanent impairment of those securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

The following summarizes temporarily impaired investment securities at December 31, 2008

	Less than 12 Months		12 Months or More		Total
(In thousands) Securities available for sale:	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
U.S. Government agencies	$6,471	$(204)	$0	$0	$6,471	$(204)
U.S. Government agency
collateral mortgage obligations	4,768	(40)	0	0	4,768	(40)
Residential mortgage obligations	12,800	(4,951)	0	0	12,800	(4,951)
Obligations of state and
political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	12,137	(863)	12,137	(863)
Total impaired securities	$24,039	$(5,195)	$12,137	$(863)	$36,176	$(6,058)

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

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2009 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year to five years		After five years to ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale:
U.S. Government agencies	$0	---	$4,204	2.94%	$11,288	5.06%	$21,094	4.49%	$36,586	4.59%
U.S. Gov’t agency collateralized
mortgage obligations	---	---	2,162	4.68%	6,054	4.40%	7,104	5.79%	15,320	5.19%
Residential mortgage obligations	---	---	---	---	---	---	9,714	6.91%	9,714	6.91%
Obligations of state and
political subdivisions	---	---	628	4.38%	657	4.72%	---	---	1,285	4.55%
Other investment securities	8,506	5.70%	---	---	---	---	---	---	8,506	5.70%
Total estimated fair value	$8,506	5.70%	$6,994	3.61%	$17,999	4.82%	$37,912	5.35%	$71,411	5.49%

(1) Weighted average yields are not computed on a tax equivalent basis

At December 31, 2009 and 2008, available-for-sale securities with an amortized cost of approximately $66.5 million and $81.4 million, respectively (fair value of $65.3 million and $79.6 million, respectively) were pledged as collateral for public funds, FHLB borrowings, and treasury tax and loan balances.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Total deposits increased $53.2 million or 10.5% during the year to a balance of $561.7 million at December 31, 2009 and decreased $126.1 million or 19.9% between December 31, 2007 and December 31, 2008. Core deposits, consisting of all deposits other than time deposits of $100,000 or more and brokered deposits, continue to provide the foundation for the Bank's principal sources of funding and liquidity. These core deposits amounted to 66.7%, 71.9% and 59.9% of the total deposit portfolio at December 31, 2009, 2008 and 2007, respectively.

The following table sets forth the year-end amounts of deposits by category for the years indicated, and the dollar change in each category during the year:

	December 31,			Change during Year
(In thousands)	2009	2008	2007	2009	2008
Noninterest-bearing deposits	$139,724	$149,529	$139,066	$(9,805)	$10,463
Interest-bearing deposits:
NOW and money market accounts	158,795	136,612	153,717	22,183	(17,105)
Savings accounts	34,146	37,586	40,012	(3,440)	(2,426)
Time deposits:
Under $100,000	64,481	66,128	52,297	(1,647)	13,831
$100,000 and over	164,514	118,631	249,525	45,883	(130,894)
Total interest-bearing deposits	421,936	358,957	495,551	62,979	(136,594)
Total deposits	$561,660	$508,486	$634,617	$53,174	$(126,131)

During the year ended December 31, 2009, increases were experienced in interest-bearing checking accounts and time deposits of $100,000 or more, while other deposit categories experienced small decreases. The Company increased brokered deposits during 2009 as part of its liquidity strategy to reduce dependence on overnight and term borrowings from the Federal Reserve and FHLB. Although pricing on borrowing remains attractive, access to credit lines has become more vulnerable as risk profiles of most banks have increased in the current economic environment. Pricing of brokered time deposits and other wholesale deposits remain extremely low at this time and currently provides a viable alternate to borrowings from the Federal Reserve or the FHLB. The Company believes this rate structure will eventually turn, and wholesale funding sources, both deposits and borrowings, will again become expensive relative to other core deposits in the marketplace. The Company will continue to use pricing strategies to control the overall level of time deposits and other borrowings as part of its growth and liquidity planning process, but will continue to emphasize core deposits as part of its long-term relationship banking strategy.  As a result, core deposits, including NOW and money market accounts, and savings accounts, as well as noninterest-bearing checking accounts, continue to provide the Company’s primary funding source.

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

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Between December 31, 2008 and December 31, 2009, total interest-bearing deposits increased $63.0 million or 17.5%, while noninterest-bearing deposits decreased $19.8 million or 6.6%. Total noninterest-bearing deposits increased $10.5 million or 7.5% between December 31, 2007 and December 31, 2008, while interest-bearing deposits decreased $136.6 million or 27.6% between the same two periods presented.

On a year-to-date average, the Company experienced a decrease of $46.3 million or 7.9 % in total deposits between the years ended December 31, 2008 and December 31, 2009. Between these two periods, average interest-bearing deposits decreased $36.4 million or 8.3%, while total noninterest-bearing checking decreased $9.8 million or 6.8% on a year-to-date average basis. On average, the Company experienced increases in NOW between the years ended December 31, 2008 and December 31, 2009, while other deposit categories experienced moderate declines on average during 2009. On a year-to-date average basis, total deposits decreased $56.1 million or 8.8% between the years ended December 31, 2007 and December 31, 2008. Of that total, interest-bearing deposits decreased by $53.9 million or 10.9%, while noninterest-bearing deposits decreased $2.2 million or 1.5% during 2008. On average, the Company experienced decreases in all deposit categories between the years ended December 31, 2007 and December 31, 2008.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
(Dollars in thousands)	Average Balance	Rate %	Average Balance	Rate %	Average Balance	Rate %
Interest-bearing deposits:
Checking accounts	$161,711	1.48%	$167,190	1.91%	$183,102	2.48%
Savings	35,228	0.62%	40,699	1.18%	46,225	1.91%
Time deposits (1)	205,261	1.75%	230,746	3.65%	263,196	4.94%
Noninterest-bearing deposits	134,925		144,772		146,954

(1)
Included at December 31, 2009, are $164.5 million in time certificates of deposit of  $100,000 or more, of which $76.2 million matures in three months or less, $63.6 million matures in 3 to 6 months, $19.2 million matures in 6 to 12 months, and $5.5 million matures in more than 12 months.

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

The Company had collateralized and uncollateralized lines of credit aggregating $124.2 million and $242.7 million, as well as FHLB lines of credit totaling $40.8 million and $97.1 million at December 31, 2009 and 2008, respectively. At December 31, 2009, the Company had total outstanding balances of $40.0 million drawn against its FHLB line of credit. Of the $40.0 million in FHLB borrowings outstanding at December 31, 2009, all mature within three months and have an average rate of 0.86. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR.

The table below provides further detail of the Company’s federal funds purchased, repurchase agreements and FHLB advances for the years ended December 31, 2009, 2008 and 2007:

	December 31,
(Dollars in thousands)	2009	2008	2007
At period end:
Federal funds purchased	$0	$66,545	$10,380
Repurchase agreements	0	0	0
FHLB advances	40,000	88,500	21,900
Total at period end	$40,000	$155,045	$32,280
Average ending interest rate – total	0.86%	0.93%	4.10%
Average for the year:
Federal funds purchased	$40,443	$58,432	$4,660
Repurchase agreements	0	0	0
FHLB advances	59,434	32,937	13,231
Total average for the year	$99,877	$91,369	$17,891
Average interest rate – total	0.80%	2.32%	5.17%
Maximum total borrowings outstanding at
any month-end during the year:
Federal funds purchased	$87,530	$160,083	$16,400
Repurchase agreements/FHLB advances	73,700	28,000	20,000
Total	$161,230	$188,083	$36,400

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

The allowance for loan losses includes an asset-specific component, as well as a general or formula-based component. The Company segments the loan and lease portfolio into eleven (11) segments, primarily by loan class and type, that have homogeneity and commonality of purpose and terms for analysis under the formula-based component of the allowance. Those loans which are determined to be impaired under current accounting guidelines are not subject to the formula-based reserve analysis, and evaluated individually for specific impairment under the asset-specific component of the allowance. The eleven segments of the Company’s loan portfolio are as follows (subtotals are provided as needed to allow the reader to reconcile the amounts to the Company’s loan classification reported elsewhere in these financial statements):

Loan Segments for Loan Loss Reserve Analysis		Loan Balance at December 31,
(dollars in 000's)		2009	2008	2007	2006	2005
1	Commercial and Business Loans	$161,292	$180,750	$181,123	$143,223	$108,424
2	Government Program Loans	6,638	7,457	7,703	3,741	3,480
	Total Commercial and Industrial	167,930	188,207	188,826	146,964	111,904

3	Commercial Real Estate Term Loans	117,010	86,007	95,085	71,697	43,644
4	Single Family Residential Loans	45,828	41,608	37,195	39,184	43,308
5	Home Improvement/Home Equity Loans	2,791	3,241	2,972	2,732	2,551
	Total Real Estate Mortgage	165,629	130,856	135,252	113,613	89,503

6	Total Real Estate Construction Loans	105,220	151,091	200,836	176,825	163,953

7	Total Agricultural Loans	50,897	52,020	46,387	35,502	25,214

8	Consumer Loans	17,939	20,370	17,521	16,327	14,373
9	Overdraft protection Lines	73	80	85	82	102
10	Overdrafts	179	332	565	303	527
	Total Installment/other	18,191	20,782	18,171	16,712	15,002

11	Total Lease Financing	706	1,595	3,323	5,507	6,889

	Total Loans	$508,573	$544,551	$592,795	$495,123	$412,465

The Company’s methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include:

- the formula allowance,

- specific allowances for problem graded loans (“classified loans”)

- and the unallocated allowance

In addition, the allowance analysis also incorporates the results of measuring impaired loans as provided current accounting standards for contingencies.

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

Management determines the loss factors for problem-graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss.” Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss. At December

31, 2009, problem graded or “classified” loans totaled $69.6 million or 13.7% of gross loans, as compared to $85.3 million or 16.0% of gross loans at September 30, 2009, and $82.7 million or 15.2% of gross loans at December 31, 2008.

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

The formula allowance includes reserves for certain off-balance sheet risks including letters of credit, unfunded loan commitments, and lines of credit. Reserves for undisbursed commitments are generally formula allocations based on the Company’s historical loss experience and other loss factors, rather than specific loss contingencies. At December 31, 2009, 2008 and 2007 the formula reserve allocated to undisbursed commitments totaled $234,000, $313,000 and $548,000, respectively. The reserve for unfunded commitments is considered a reserve for contingent liabilities and is therefore carried as a liability on the balance sheet for all periods presented.

Specific allowances are established based on management’s periodic evaluation of loss exposure inherent in classified loans, impaired loans, and other loans in which management believes there is a probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. For impaired loans, specific allowances are determined based on the collateralized value of the underlying properties, the net present value of the anticipated cash flows, or the market value of the underlying assets. Formula allowances for classified loans excluding impaired loans, specific allowances, where required, are determined on the basis of additional risks involved with individual loans that may be in excess of risk factors associated with the loan portfolio as a whole. The specific allowance is different from the formula allowance in that the specific allowance is determined on a loan-by-loan basis based on risk factors directly related to a particular loan, as opposed to the formula allowance which is determined for a pool of loans with similar characteristics, based on past historical trends and other risk factors which may be relevant on an ongoing basis.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at December 31, 2009, September 30, 2009 and December 31, 2008.

	Balance	Balance	Balance
(in 000's)	December 31, 2009	September 30, 2009	December 31, 2008
Specific allowance – impaired loans	$7,974	$7,687	$4,972
Formula allowance – classified loans not impaired	1,979	1,248	2,113
Formula allowance – special mention loans	587	767	752
Total allowance for special mention and classified loans	10,540	9,702	7,837

Formula allowance for pass loans	4,476	4,702	3,550
Unallocated allowance	0	9	142
Total allowance	$15,016	$14,413	$11,529

Impaired loans	$53,794	$73,762	$48,946
Classified loans not considered impaired	15,816	11,670	33,758
Total classified loans	$69,610	$85,432	$82,704
Special mention loans	$27,939	$40,505	$32,285

Impaired loans increased approximately $4.8 million between December 31, 2008 and December 31, 2009, but decreased approximately $20.0 million during the quarter ended December 31, 2009. The specific allowance related to impaired loans increased $3.0 million and $287,000 for the year ended and quarter ended December 31, 2009, respectively. The formula allowance related to loans that are not impaired (including special mention and substandard) decreased approximately $299,000 between December 31, 2008 and December 31, 2009, and decreased $551,000 during the quarter ended December 31, 2009. Increases for the year ended December 31, 2009 were the result of increases in adjusting factors for current economic trends and conditions, and trends in delinquent and nonaccrual loans, as well as increased asset-specific reserves on certain loan relationships. Even though the level of “pass” loans decreased approximately $16.7 million during the year ended December 31, 2009, the related formula allowance increased $926,000 during 2009 as a result of an increase in percentage loss allocations, as well as factor allocation increases due to current economic conditions.

At December 31, 2008, the Company segregated approximately $26.3 million of the total $33.8 million in substandard classified loans for purposes of the quarterly analysis of the adequacy of the allowance for credit losses under the formula allowance. Many of these loans had been downgraded to substandard because the borrowers had other direct or indirect lending relationships which were classified as substandard or impaired. The $26.3 million in substandard loans consisted of ten borrowing relationships, which although classified as substandard, the Company believed were performing and therefore did not warrant the same loss factors as other substandard loans in the portfolio. The adequacy of the allowance for credit losses related to this $26.3 million pool of substandard loans was based upon current payment history, loan-to-value ratios, future anticipated performance, and other various factors. The formula allowance for credit losses related to these substandard loans totaled $1.2 million at December 31, 2008. This formula reserve was previously included in the formula allowance for special mention and classified loans totaling $2.9 million at December 31, 2008 in the above table. During the second quarter of 2009, the performance of the segregated substandard loan portfolio deteriorated to a point where management determined that the loans were either impaired or subject to the higher loss factors traditionally applied to other substandard loans. As a result, approximately $16.8 million of the previously segregated substandard loans were transferred to impaired loans, and the remainder analyzed using applicable formula loss factors related to their risk ratings. The increase in the reserve for impaired loans related to this transfer totaled $1.8 million during the quarter ended June 30, 2009 and an increase of approximately $225,000 in other reserve categories during the same period.

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors, which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentration, and 10) other business conditions. Other than the reclassification of approximately $26.3 million in previously segregated substandard loans during 2009 discussed above, there were no changes in estimation methods or assumptions during 2009 that affected the methodology for assessing the overall adequacy of the allowance for credit losses.

Management and the Company’s lending officers evaluate the loss exposure of classified and impaired loans on a weekly and monthly basis, and through discussions and officer meetings as conditions change. The Company’s Loan Committee meets weekly and serves as a forum to discuss specific problem assets that pose significant concerns to the Company, and to keep the Board of Directors informed through committee minutes. All special mention and classified loans are reported quarterly on Criticized Asset Reports, which are reviewed by senior management. With this information, the migration analysis and the impaired loan analysis are performed on a quarterly basis and adjustments are made to the allowance as deemed necessary. As the real estate market and economic crisis became more severe beginning during the later part of 2008, the Company successfully worked with many of its borrowers to re-margin loans as collateral values declined, weakening the Company’s credit position and increasing the potential for losses. This process of working with potentially troubled borrowers is monitored closely through the loan review process.

The specific allowance for impaired loans is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The amount of impaired loans is not directly comparable to the amount of nonperforming loans disclosed later in this section. The primary differences between impaired loans and nonperforming loans are: i) all loan categories are considered in determining nonperforming loans while impaired loan recognition is limited to commercial and industrial loans, commercial and residential real estate loans, construction loans, and agricultural loans, and ii) impaired loan recognition considers not only loans 90 days or more past due, restructured loans and nonaccrual loans but also may include problem loans other than delinquent loans.

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

At December 31, 2009 and 2008, the Company's recorded investment in loans for which impairment has been recognized totaled $53.8 million and $48.9 million, respectively. Included in total impaired loans at December 31, 2009, are $26.3 million of impaired loans for which the related specific allowance is $8.0 million, as well as $27.5 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2008 included $25.5 million of impaired loans for which the related specific allowance is $5.0 million, as well as $23.4 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $59.6 million, $31.7 million and $10.4 million during the years ended December 31, 2009, 2008 and 2007, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the year ended December 31, 2009, the Company recognized $326,000 in income on such loans. For the years ended December 31, 2008 and 2007, the Company recognized no income on such loans.

The largest category of impaired loans during the year ended December 31, 2009 has been real estate construction and development loans, with that loan category comprising almost 48% of total impaired loans at December 31, 2009. Impaired construction loans decreased $16.2 million, impaired commercial and industrial loans decreased $1.23 million, and impaired agricultural loans decreased $2.4 million during the fourth quarter of 2009. Although impaired balances for construction loans have declined slightly during the year ended December 31, 2009, and construction loans are generally collateral dependent and the related collateral is considered adequate to cover the loan’s carrying value in many cases, the specific reserve related to impaired construction loans has increased approximately $2.4 million since December 31, 2008 as property valuations have declined. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans, approximately $39.7 million or 73.7% are secured by real estate. The following table summarizes the components of impaired loans and their related specific allowance at December 31, 2009, September 30, 2009 and December 31, 2008.

(in 000’s)	Balance December 31, 2009	Allowance December 31, 2009	Balance Sept 30, 2009	Allowance Sept 30, 2009	Balance December 31, 2008	Allowance December 31, 2008
Commercial and industrial	$9,064	$2,383	$10,260	$2,491	$12,244	$2,340
Real estate – mortgage	12,584	536	12,718	344	3,689	226
RE construction and development	25,606	4,741	41,801	3,751	28,927	2,338
Agricultural	6,212	153	8,651	934	4,086	68
Installment/other	328	160	332	167	0	0
Lease financing	0	0	0	0	0	0
Total	$53,794	$7,973	$73,761	$7,687	$48,946	$4,972

Geographically, the $53.8 million in impaired loans are disbursed throughout a wide area of California, with approximately 62.7% of those loans within Fresno, Madera, Kern, and Santa Clara Counties. The following table summarizes the impaired loan balances by county as of December 31, 2009.

County	Impaired Balance (000's)	Percentage
Kern	$21,686	40.31%
Fresno	9,954	18.50%
Monterey	7,514	13.97%
Merced	2,581	4.80%
Madera	3,602	6.70%
San Mateo	2,089	3.88%
Santa Clara	2,103	3.91%
Mariposa	1,850	3.44%
Tulare	1,160	2.16%
Marin	839	1.56%
Other counties	416	0.77%
Total impaired loans	$53,794	100.00%

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

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Total loans outstanding at end of period before
deducting allowances for credit losses	$507,709	$543,317	$591,056	$488,680	$406,266
Average net loans outstanding during period	$534,830	$582,500	$575,448	$464,514	$397,375

Balance of allowance at beginning of period	$11,529	$7,431	$4,381	$4,295	$5,147
Loans charged off:
Real estate	(4,245)	(3,103)	(4,005)	0	0
Commercial and industrial	(5,648)	(1,890)	(303)	(290)	(323)
Lease financing	(122)	(281)	(8)	(163)	(364)
Installment and other	(130)	(271)	(177)	(48)	(86)
Total loans charged off	(10,145)	(5,545)	(4,493)	(501)	(773)
Recoveries of loans previously charged off:
Real estate	1	0	0	0	0
Commercial and industrial	245	92	46	195	108
Lease financing	1	14	0	1	3
Installment and other	10	11	18	43	54
Total loan recoveries	257	117	64	239	165
Net loans charged off	(9,888)	(5,428)	(4,429)	(262)	(608)

Reclassification of off-balance sheet reserve	0	0	0	0	(35)
Reserve acquired in business acquisition	0	0	1,268	0	0
Provision charged to operating expense	13,375	9,526	6,211	328	(209)
Balance of allowance for credit losses
at end of period	$15,016	$11,529	$7,431	$4,361	$4,295

Net loan charge-offs to total average loans	1.85%	0.93%	0.77%	0.06%	0.15%
Net loan charge-offs to loans at end of period	1.95%	1.00%	0.75%	0.05%	0.15%
Allowance for credit losses to total loans at end of period	2.96%	2.12%	1.26%	0.89%	1.06%
Net loan charge-offs to allowance for credit losses	68.85%	47.08%	59.60%	6.01%	14.16%
Net loan charge-offs to provision for credit losses	73.93%	56.98%	71.31%	79.88%	-290.91%

Management believes that the 2.96% credit loss allowance to total loans at December 31, 2009 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

	2009		2008		2007		2006		2005
(Dollars in thousands)	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance For Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans
Commercial and industrial	$7,125	33.0%	$4,620	34.6%	$3,008	31.9%	$1,821	29.7%	$1,397	27.1%
Real estate – mortgage	1,426	32.6%	787	24.0%	593	22.8%	619	22.9%	330	21.7%
RE construction and development	5,561	20.7%	4,796	27.7%	3,070	33.8%	1,123	35.7%	1,598	39.7%
Agricultural	334	10.0%	1,035	9.6%	559	7.8%	310	7.1%	316	6.0%
Installment/other	535	3.6%	101	3.8%	133	3.1%	187	3.4%	112	3.6%
Lease financing	35	0.1%	49	0.3%	68	0.6%	161	1.1%	166	1.7%
Not allocated	0	--	142	--	0	--	140	--	376	--
	$15,016	100.0%	$11,529	100.0%	$7,431	100.0%	$4,361	100.0%	$4,295	100.0%

During 2009, reserve allocations increased for commercial and industrial loans, real estate mortgage loans, construction loans, and installment loans. Increased reserve allocations for commercial and industrial loans are the result of increased loan volume and increased loss factors applied to classified loan classifications, while increases in reserve allocations for real estate mortgage and installment loans are primarily the result of increases in substandard loans in those categories. Reserve allocations increased for real estate construction loans as a result of both an increase in the level of special mention loans in that category, as well as increased specific reserves on certain loans in that category between December 31, 2008 and December 31, 2009.

During 2008, reserve allocations increased for commercial and industrial loans, as well as construction and agricultural loans. As with prior years, the significant reserve allocation for lease financing loans is the result of specific reserves allocated to a lease portfolio that has been nonperforming since 2002 and is in the process of litigation (see discussion following). Increased reserve allocations for commercial and industrial loans, construction loans, as well as agricultural loans, are the result of increases in special mention and substandard loans in those categories, with an increase in the volume of loans considered impaired. Successful re-margining of a number of the Company’s problem loans during the third and fourth quarters of 2008 helped to reduce potential loss exposure in the loan portfolio.

During 2007, reserve allocations increased significantly for commercial and industrial loans, construction loans, and to lesser extent, agricultural loans. Increased reserve allocations for commercial and industrial loans, as well as agricultural loans are the result of increased loan volume, as well as increases in substandard loans in those categories. Increases in reserve allocations for construction loans are primarily the result of increases in special mention and substandard loans in those categories. Reserve allocations decreased for lease financing loans as a result of declining balances in the lease portfolio.

The Company purchased a schedule of payments collateralized by Surety Bonds and lease payments in September 2001 that have a current balance owing of $5.4 million plus interest. The leases have been nonperforming since June 2002 (see “Asset Quality and Allowance for Credit Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2007 Annual Report on Form 10-K). For reporting purposes at December 31, 2008, the impaired lease portfolio was on non-accrual status and had a specific allowance allocation of $3.5 million, and a net carrying value of $1.9 million. During the first quarter of 2009, the Company evaluated its position with regard to the nonperforming lease portfolio, and determined that because the ultimate payoff of the lease portfolio would come from the underlying surety bonds rather than individual leases, the portfolio was better classified as a receivable to be included in other assets rather than classified as loans. As a result, the Company reclassified the net lease amount of $1.9 million ($5.4 million in gross leases less $3.5 million is specific reserve) from loans to other assets effective January 1, 2009. All periods presented in this 10-K for the period ended December 31, 2009 have been restated to reflect the transfer of the nonperforming lease portfolio from loans to other assets. During June 2009, the Company agreed to settle with the insurance company issuing the surety bonds for a total settlement amount of $2.0 million. At June 30, 2009, the Company increased the lease receivable classified in other assets to reflect the $2.0 million settlement amount, and recorded a gain of $117,000 for the difference between the carrying amount previously recorded and the settlement amount. The Company received the proceeds from the settlement during July 2009.

The following summarizes the Company’s allowance for credit losses related to the specific, formula, and unallocated reserves for the year-ends shown:

	December 31,
(Dollars in 000’s)	2009	2008	2007	2006	2005
Formula allowance	$7,043	$6,414	$6,447	$3,637	$2,976
Specific allowance	7,973	4,973	984	584	943
Unallocated allowance	0	142	0	140	376
Total allowance	$15,016	$11,529	$7,431	$4,361	$4,295

At December 31, 2009, the allowance for credit losses totaled $15.0 million, and consisted of $7.0 million in formula allowance, $8.0 million in specific allowance, and no unallocated allowance. At December 31, 2009, $4.7 million of the specific allowance was allocated to real estate construction loans, and the remaining $2.4 million, $536,000, $160,000, and $153,000 were allocated to commercial and industrial loans, commercial real estate, installment loans, and agricultural loans, respectively.

The allowance for credit losses totaled $11.5 million At December 31, 2008, and consisted of $6.4 million in formula allowance, $5.0 million in specific allowance, and $142,000 in unallocated reserve. At December 31, 2008, $2.3 million of the specific allowance was allocated to real estate construction loans, and the remaining $2.3 million, $227,000, and $68,000 were allocated to commercial and industrial loans, real estate commercial loans, and agricultural loans, respectively.

At December 31, 2007, the allowance for credit losses totaled $7.4 million, and consisted of $6.4 million in formula allowance, and $984,000 in specific allowance. At December 31, 2007, $599,000 of the specific allowance was allocated to real estate construction loans, and the remaining $339,000 and $46,000 were allocated to commercial and industrial loans, and leases, respectively.

The total formula allowance increased approximately $629,000 between 2008 and 2009, primarily as the result of increased loss factors applied to “pass loans” which more than outweighed the decline in volume of “pass” loans. Between December 31, 2008 and December 31, 2009, sub-substandard loans decreased $14.5 million, while special mention loans decreased $5.9 million, but the specific reserve increased $3.0 million during the period as a result of deterioration in the impaired loan portfolio.

The total formula allowance decreased approximately $33,000 between 2007 and 2008, primarily as the result of decreased volume in “pass” loans. The formula allowance for construction loans decreased $905,000 during 2008, but increased $574,000 and $408,000 for commercial real estate loans and agricultural loans, respectively, with only minor changes in other loan categories. Between December 31, 2007 and December 31, 2008, sub-substandard loans increased $34.8 million, while special mention and doubtful loans increased $21.1 million and $1.6 million, respectively. Increases in loan downgrades experienced during 2008 were primarily the result of continued deterioration in the overall economy, including the residential construction market, which in turn has impacted other sectors of the lending portfolio.

The total formula allowance increased approximately $2.8 million between 2006 and 2007, primarily as the result of increased volume in “pass” loans. There were only minor formula allowance allocation changes between loan categories occurring between December 31, 2006 and December 31, 2007, and so most changes in the formula allowance during 2007 were the result of volume changes.

Between December 31, 2006 and December 31, 2007, substandard loans increased $35.0 million, while special mention and doubtful loans increased $8.6 million and $891,000 million, respectively. Increases in loan downgrades experienced during 2007 were primarily the result of deteriorating economic factors in the residential construction market, which in turn has impacted other sectors of the lending portfolio.

Although in some instances, the downgrading of a loan resulting from the factors used by the Company in its allowance analysis has been reflected in the formula allowance, management believes that in some instances, the impact of material events and trends has not yet been reflected in the level of nonperforming loans or the internal risk grading process regarding these loans. Accordingly, the Company’s evaluation of probable losses related to these factors may be reflected in the unallocated allowance. The evaluation of the inherent losses concerning these factors involve a higher degree of uncertainty because they are not identified with specific problem credits, and therefore the Company does not spread the unallocated allowance among segments of the portfolio. At December 31, 2009 and December 31, 2007, the Company had no unallocated allowance, while at December 31, 2008 the Company had an unallocated allowance of $142,000. Management’s estimates of the unallocated allowance are based upon a number of underlying factors including 1) the effect of deteriorating national and local economic trends, 2) the effects of export market conditions on certain agricultural and manufacturing borrowers, 3) the effects of abnormal weather patterns on agricultural borrowers, as well as other borrowers that may be impacted by such conditions, 4) the effect of increased competition in the Company’s market area and the resultant potential impact of more relaxed underwriting standards to borrowers with multi-bank relationships, 5) the effect of soft real estate markets, and 6) the effects of having a larger number of borrowing relationships which are close to the Company’s lending limit, any one if which were not to perform to contractual terms, would have a material impact on the allowance.

The Company's loan portfolio has concentrations in commercial real estate, commercial, and construction loans, however the portfolio percentages fall within the Company's loan policy guidelines.

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

The following table sets forth the Company’s nonperforming assets as of the dates indicated:

	December 31,
(Dollars in thousands, except footnote)	2009	2008	2007	2006	2005
Nonaccrual loans (1)	$34,757	$45,671	$16,158	$2,693	$8,485
Restructured loans	16,026	0	23	4,906	0
Total non-performing loans	50,783	45,671	16,181	7,599	8,485
Other real estate owned	36,217	30,153	6,666	1,919	4,356
Total non-performing assets	$87,000	$75,824	$22,847	$9,518	$12,841

Loans, past due 90 days or more, still accruing	$486	$680	$189	$0	$0

Non-performing loans to total gross loans	9.99%	8.39%	2.73%	1.53%	2.06%
Non-performing assets to total gross loans	17.11%	13.92%	3.85%	1.92%	3.11%

(1)
Included in nonaccrual loans at December 31, 2009 and 2008 are restructured loans totaling $10.0 million and $378,000, respectively. There were no nonaccrual loans at December 31, 2007 which are restructured. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2009 in accordance with their original terms is approximately $3.2 million.

Non-performing assets have increased between December 31, 2008 and December 31, 2009 as the prolonged economic downturn continued into 2009. While nonaccrual loans decreased $10.9 million between December 31, 2008 and December 31, 2009, restructured loans not included in the nonaccrual totals increased $16.0 million as the Company sought to work-out problem credits with borrowers. When all other means of repayment failed, the underlying collateral on nonperforming loans was foreclosed upon, resulting in the net increase of $6.1 million in other real estate owned between December 31, 2008 and December 31, 2009. The net change in other real estate owned includes additions of approximately $20.0 million in properties transferred from loans, and gross sales of nearly $13.6 million during the year ended December 31, 2009.

Non-performing assets increased between December 31, 2007 and December 31, 2008 as declines in real estate markets and related sectors experienced since the later part of 2007 resulting from lending problems continued to impact credit markets and the general economy throughout 2008. Nonaccrual loans increased $29.5 million between December 31, 2007 and December 31, 2008, with construction loans comprising approximately 57% of total nonaccrual loans at December 31, 2008, and commercial and industrial loans comprising another 19%.

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

The following table summarizes the nonaccrual totals by loan category for the periods shown:

Nonaccrual Loans (in 000's):	Balance December 31, 2009	Balance Sept 30, 2009	Balance December 31, 2008	Change from Sept 30, 2009	Change from December 31, 2008
Commercial and industrial	$5,355	$6,531	$9,507	$(1,176)	$(4,152)
Real estate - mortgage	5,336	6,311	3,714	(975)	1,622
Real estate - construction	17,591	33,354	28,928	(15,763)	(11,337)
Agricultural	6,212	8,651	3,406	(2,439)	2,806
Installment/other	150	260	55	(110)	95
Lease financing	114	70	61	44	53
Total Nonaccrual Loans	$34,757	$55,177	$45,671	$(20,420)	$(10,914)

The decrease in nonaccrual real estate construction loans between December 31, 2008 and December 31, 2009 is partially the result of a single condominium project totaling $8.0 million at December 31, 2008, which was completed and sold during the fourth quarter of 2009. Decreases of $20.4 million in total nonaccrual loans between December 31, 2008 and December 31, 2009 included transfers of nearly $20.0 million to other real estate owned, as well as a number paydowns or payoffs on those nonperforming loans. Of the $20.0 million in transfers between nonaccrual loans and other real estate owned during 2009, $4.7 million was transferred during the fourth quarter of 2009.

Increases in nonaccrual construction loans between December 31, 2007 and December 31, 2008 are the result of a significant slowdown in new housing starts and the resultant depreciation in land, and both partially completed and completed construction projects. Nonaccrual construction loans decreased $10.2 million during the fourth quarter of 2008, primarily as the result of construction loans that were transferred to other real estate owned. As with impaired loans, a large percentage of nonaccrual loans were made for the purpose of residential construction, residential and commercial acquisition and development, and land development. The following table summarizes nonaccrual balances by purpose at both December 31, 2009 and December 31, 2008.

(000’s)	December 31, 2009	December 31, 2008
Residential construction	$6,847	$17,386
Residential and commercial acquisition and development	11,176	450
Land development	2,524	16,043
Other purposes	14,210	11,792
Total nonaccrual loans	$34,757	$45,671

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

Except for the loans included in the above table, and the land development loan discussed above, there were no loans at December 31, 2009 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

Liquidity and Asset/Liability Management

The primary function of asset/liability management is to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company's principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses. Other sources of liquidity not on the balance sheet at December 31, 2009 include unused collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $165.0 million.

Cash and cash equivalents have fluctuated during the three years ended December 31, 2009, 2008, and 2007, with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2009	$29,229
December 31, 2008	$19,426
December 31, 2007	$25,300
December 31, 2006	$43,068

Cash and cash equivalents increased $9.8 million during the year ended December 31, 2009, as compared to a decrease of $5.9 million and $17.8 million during the years ended December 31, 2008 and 2007, respectively.

The Company has maintained positive cash flows from operations over the past three years, which amounted to $13.3 million, $12.6 million, and $19.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company experienced net cash inflows from investing activities totaling $58.3 million during the year ended December 31, 2009, as the Company experienced maturities of investment securities and interest-bearing deposits with other banks, as well as net decreases in loans.  The Company experienced net cash outflows from investing activities totaling $9.4 million during the year ended December 31, 2008, as purchases of investment securities interest-bearing deposits in other banks exceeded net loan payoffs and maturities of investment securities during the period. The Company experienced net cash outflows from investing activities totaling $30.5 million during the year ended December 31, 2007 as loan growth has exceeded net maturities of investment securities as well as other investment instruments during the year.

Net cash flows from financing activities, including deposit growth and borrowings, have traditionally provided funding sources for loan growth, but during 2009, 2008, and 2007 the Company experienced net cash outflows totaling $61.8 million, $9.1 million, and $6.3 million, respectively. The cash outflows experienced during 2009 were primarily the result of planned reductions in outstand borrowings which exceeded increases in deposit accounts. During 2008 and 2007 declines in net deposit accounts, as well as repurchases of the Company’s common stock, exceeded growth in financing categories, including borrowings. The Company has the ability to decrease loan growth, increase deposits and borrowings, or a combination of both to manage balance sheet liquidity.

Liquidity risk arises from the possibility the Company may not be able to satisfy current or future financial commitments, or the Company may become unduly reliant on alternative funding sources. The Company maintains a liquidity risk management policy to address and manage this risk. The policy identifies the primary sources of liquidity, sets wholesale funding limits, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements, which comply with regulatory guidance. The liquidity position is continually monitored and reported on a monthly basis to the Board of Directors.

The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. In addition to unused lines of credit from other banks totaling $125.0 million, the contingency plan includes identified funding sources, and steps that may be taken in the event the total liquidity ratio falls or is projected to fall below policy limits for any extended period of time. One of the primary directives of the contingency funding plan is to limit the Company’s overall level of wholesale funding to no more than 40% of deposits. The current funding program uses both asset-based and liability-based principles, and identifies core deposits as the favored funding source when attainable at a reasonable cost. The policy identifies a number of funding sources or methods the Bank ALCO committee may utilize to fulfill the Company’s liquidity funding requirements:

1)
Local core deposits are the Company’s primary funding source. The Company must expand its efforts to attract these deposits through service-related and competitive pricing tactics. Other liquidity funding sources should only be consider of local core deposits are not attractive because of maturity or pricing.

2)
Unsecured Federal Funds lines with correspondent banks may be used to fund short-term peaks in loan demand or deposit run-off. Currently, unsecured borrowing lines with correspondents are limited and may not be reliable for long periods of time or in times of economic stress.

3)
Other funding sources such as secured credit lines with the Federal Home Loan Bank or the Federal Reserve may be used for longer periods. The Company collateralizes these available lines with a combination of investment securities and pledged loans. The Company has utilized specific loan pledging with both the FHLB and the Federal Reserve to better ensure the continued availability of those lines of credit.

4)
The Company presently has a Discount Window facility available from the Federal Reserve Bank of San Francisco collateralized with loans as discussed above. At December 31, 2009 the Company had available credit of $120.7 million from the Federal Reserve based upon the loans pledged at that date. The Federal Reserve will monitor use of the Discount Window closely given the current status of the Company and the economy as a whole and. In addition, this credit facility may not be competitively priced under normal economic conditions. As such, the Company does not expect to use this facility except in times of crises, but does consider this to be a key contingency funding source.

5)
As long as the Bank remains “Well Capitalized” the Company may rely on brokered deposits when core deposit rates are higher in the marketplace or maturity structures are not desirable. The Company’s current policy limit for brokered deposits is 25% of total deposits. The Company may also utilize other wholesale deposit sources such as memberships that advertise the Bank’s time deposit rates to other subscribers, typically banks and credit unions. The Company’s current policy limit on other wholesale deposits is 10% of total deposits.

6)
The Bank may sell whole loans or participations in loans to provide additional liquidity. During economic downturns or other crises events, these funding sources may be difficult to achieve in a short period of time or at a reasonable price. As such, this strategy is better used as a long-term asset/liability management tool to effectively balance assets and liabilities to reduce liquidity risk.

7)	The Company currently has Bank Owned Life Insurance (BOLI) policies issued by highly rated insurance companies which may be sold to increase liquidity.

8)
The Company owns certain real estate including its administration building and several of its branches. These may be sold and vacated or leased back from the purchaser after sale to provide additional liquidity if needed. The sales process may require substantial time to complete, and may have an adverse impact on earnings depending on market rates and other factors at the time of sale.

9)
Investments near maturity may be sold to meet temporary funding needs but may need to be replaced to maintain liquidity ratios within acceptable limits. At the current time much of the investment portfolio is pledged to secure public deposits and borrowing lines. As wholesale funding dependence is reduced, the available liquidity in the investment portfolio will increase. The Company seeks to maintain an investment-grade securities portfolio to ensure quality collateral for pledging against borrowing lines of credit as well as to provide liquidity in times of needs.

The Company continues to utilize liability management, when needed, as part of its overall asset/liability management strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 60.7% of the Company’s loan portfolio at December 31, 2009. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At December 31, 2009, the Bank had 71.1% of total assets in the loan portfolio and a loan-to-deposit ratio of 90.4%. Liquid assets at December 31, 2009 include cash and cash equivalents totaling $29.2 million as compared to $19.4 million at December 31, 2008.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings. Core deposits, which comprise approximately 66.7% of total deposits at December 31, 2009, provide a significant and stable funding source for the Company.  At December 31, 2009, unused lines of credit with the Federal Home Loan Bank and the Federal Reserve Bank totaling $125.0 million are collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these used and unused borrowing lines totaled $270.9 million at December 31, 2009. For further discussion of the Company’s borrowing lines, see “Short Term Borrowings” included in previously in the financial condition section of this financial review. The Federal Reserve Board has notified the Bank that it will permit the Bank to draw on its line of credit with the Federal Reserve Bank only in limited circumstances and for a short duration.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Regulatory Agreement section included in Regulatory Matters of this Management’s Discussion.) The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Under an agreement with the Federal Reserve dated March 23, 2010, the Bank is precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at September 30, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. The Company has not determined how long it will defer interest payments, but under the terms of the debenture, interest payments may be deferred up to five years (20 quarters). During such deferral periods, the Company is prohibited from paying dividends on its common stock (subject to certain exceptions) and will continue to accrue interest payable on the junior subordinated debt.  During the year ended December 31, 2009, cash dividends paid by the Bank to the parent company totaled $200,000.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2009, the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In
(In thousands)	Note Reference	One Year Or Less	One to Three Years		Three to Five Years		Over Five Years		Total
Deposits without a stated maturity	6	$332,665	$	----	$	----	$	----	$332,665
Time Deposits	6	218,694		9,386		904		11	228,995
FHLB Borrowings	7	40,000							40,000
Junior Subordinated Debt (at FV)	8							10,716	10,716
Operating Leases	12	713		781		743		661	2,898
Contingent tax liabilities	9	1,560							1,560

A schedule of significant commitments at December 31, 2009 follows:

(In thousands)
Commitments to extend credit:
Commercial and industrial	$45,865
Real estate – mortgage	4,502
Real estate – construction	19,691
Agricultural	10,319
Installment	3,377
Revolving home equity and credit card lines	263

Standby letters of credit	3,975

Further discussion of these commitments is included in Notes 3 and 12 to the consolidated financial statements.

Regulatory Matters

Regulatory Agreement

Effective March 23, 2010, United Security Bancshares (the "Company") and its wholly owned subsidiary, United Security Bank (the "Bank"), entered into a written agreement with the Federal Reserve Bank of San Francisco. Under the terms of the agreement, the Company and the Bank agreed, among other things, to strengthen board oversight of management and the Bank's operations; submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on the past due loans, classified loans, and other real estate owned; maintain a sound process for determining, documenting, and recording an adequate allowance for loan and lease losses; improve the management of the Bank's liquidity position and funds management policies; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock, declare or pay any cash dividends, or pay interest on the Company's junior subordinated debt or trust preferred securities, without prior written approval from the Federal Reserve Bank.

This agreement was a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions in June 2009, and relates primarily to the Bank’s asset quality. Progress on these items has been made since the completion of the examination and management and the Board are committed to resolving all of the items addressed by the Federal Reserve in the agreement. Both the Company and the Bank will submit quarterly written progress reports to the Federal Reserve Bank.

The Company and the Bank have also received notification from the California Department of Financial Institutions of their intention to issue a regulatory order as a result of the June 2009 regulatory examination. The Company and the Bank have not yet entered into an agreement with the California Department of Financial Institutions, but believe that any agreement entered into, will be similar to the current agreement with the Federal Reserve Bank of San Francisco.

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

The Bank has agreed with the California Department of Financial Institutions, to maintain Tier I capital and leverage ratios that are at or in excess of 9.00%. In addition, the Bank has agreed to maintain total risk-based capital ratios at or in excess of 10.00% (at or above “Well Capitalized” levels as defined.) The Company is not subject to “Well Capitalized” guidelines under regulatory Prompt Corrective Action Provisions.

The following table sets forth the Company’s and the Bank's actual capital positions at December 31, 2009 and the regulatory minimums for the Company and the Bank to be well capitalized under the guidelines discussed above:

	Company Actual Capital Ratios	Bank Actual Capital Ratios	Minimum Capital Ratios	Regulatory Minimums - Well Capitalized
Total risk-based capital ratio	14.30%	13.70%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	13.03%	12.47%	9.00%	6.00%
Leverage ratio	11.68%	11.19%	9.00%	5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at December 31, 2009. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

Dividends paid to shareholders by the Company are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution.  The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. As noted earlier, the Company and the Bank have entered into an agreement with the Federal Reserve Bank that, among other things, require us to obtain the prior approval before paying a cash dividend or otherwise making a distribution on our stock. In addition, the Company has elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its trust preferred securities. The Company is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred. During the year ended December 31, 2009, the Company received $200,000 in cash dividends from the Bank. During the same period, the Company paid $6,000 in cash dividends to shareholders representing cash-in-lieu amounts paid in connection quarterly stock dividends.

The Bank as a state-chartered bank is subject to dividend restrictions set forth in California state banking law, and administered by the California Commissioner of Financial Institutions (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the Commissioner may order the state bank not to pay any dividend. The FRB may also limit dividends paid by the Bank. As noted above, the terms of the regulatory agreement with the Federal Reserve prohibit both the Company and the Bank from paying dividends without prior approval of the Federal Reserve.

Stock Repurchase Plan (all figures have been restated t reflect effect of 2-for-1 stock split during May 2006)

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	YTD
Shares repurchased – 2009	488	0	0	0	488
Average price paid – 2009	$7.50	$--	$--	$--	$7.50

Shares repurchased – 2008	29,626	34,574	1,886	22,915	89,001
Average price paid – 2008	$15.26	$15.20	$15.09	$9.31	$13.70

Shares repurchased – 2007	117,403	306,758	28,916	59,255	512,332
Average price paid – 2007	$21.48	$19.89	$18.32	$18.32	$19.71

Shares repurchased – 2006	84	13,121	84,215	10,585	108,005
Average price paid – 2006	$16.57	$23.13	$22.21	$24.58	$22.55

Shares repurchased – 2005	7,152	4,936	0	14,074	26,162
Average price paid – 2005	$12.28	$12.78	$--	$16.16	$14.46

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

During the year ended December 31, 2009, 448 shares were repurchased at a total cost of $3,700 and an average per share price of $7.50.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At December 31, 2009 the Bank's qualifying balance with the Federal Reserve was approximately $25,000.

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

From the “Gap” report below, the Company is apparently subject to interest rate risk to the extent that its assets have the potential to reprice more quickly than its liabilities within the next year.  At December 31, 2009, the Company had a cumulative 12-month Gap of $11.1 million or 2.0% of total earning assets.  Management believes the Gap analysis shown below is not entirely indicative of the Company’s actual interest rate sensitivity, because certain interest-sensitive assets and liabilities would not reprice to the same degree as the change in underlying market rates. Approximately $221.2 million of the floating rate loans included in the $255.9 million immediately adjustable category have rate floors and would only change to some degree if any, depending on the magnitude of changes in market rates. Of the $221.2 million in floating rate loans with rate floors, approximately $209.4 million have floors more than 100 basis points above the current loan index rate, and thus rates on those loans would not change for the first 100 basis point increase in market rates. Interest bearing checking and savings accounts which are also included in the immediately adjustable column probably would move only a portion of the total change in market rates and, in fact, might not even move at all. The effects of market value risk have been mitigated to some degree by the makeup of the Bank's balance sheet. Loans are generally short-term or are floating-rate instruments. At December 31, 2009, $432.0 million or 91.2% of the loan portfolio matures or reprices within one year, and less than 1.0% of the portfolio matures or reprices in more than 5 years.

Total investment securities including call options and prepayment assumptions, have a combined duration of approximately 2.5 years. More than $463.6 million or 98.1% of interest-bearing liabilities mature or can be repriced within the next 12 months, even though the rate elasticity of deposits with no defined maturities may not necessarily be the same as interest-earning assets.

The following table sets forth the Company's gap, or estimated interest rate sensitivity profile based on ending balances as of December 31, 2009, representing the interval of time before earning assets and interest-bearing liabilities may respond to changes in market rates of interest. Assets and liabilities are categorized by remaining interest rate maturities rather than by principal maturities of obligations.

Maturities and Interest Rate Sensitivity

	December 31, 2009
(In thousands)	Immediately	Next Day But Within Three Months	After Three Months Within 12 Months	After One Year But Within Five Years	After Five Years	Total
Interest Rate Sensitivity Gap:
Loans (1)	$255,903	$102,998	$73,069	$40,602	$1,244	$473,816
Investment securities		8,572	19,990	32,939	9,910	71,411
Interest bearing deposits in other banks		1,953	647	713	0	3,313
Federal funds sold and reverse repos	11,585					11,585
Total earning assets	$267,488	$113,523	$93,706	$74,254	$11,154	$560,125
Interest-bearing
transaction accounts	158,795					158,795
Savings accounts	34,146					34,146
Time deposits (2)	3,547	100,081	116,297	9,059	11	228,995
Federal funds purchased/other borrowings	0	40,000				40,000
Junior subordinated debt		10,716				10,716
Total interest-bearing liabilities	$196,488	$150,797	$116,297	9,059	$11	$472,652

Interest rate sensitivity gap	$71,000	$(37,274)	$(22,591)	$65,195	$11,143	$87,473
Cumulative gap	$71,000	$33,726	$11,136	$76,330	$87,473
Cumulative gap percentage to
Total earning assets	12.7%	6.0%	2.0%	13.6%	15.6%

(1)	Loan balance does not include nonaccrual loans of $34.757 million.

(2)	See above for discussion of the impact of floating rate CD’s.

The Company utilizes a vendor-purchased simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on a 100, 200, and 300 basis point rise and a 100, 200, and 300 basis point fall in interest rates ramped over a twelve-month period, with net interest impacts projected out as far as twenty-four months. In addition, a “most likely” scenario is projected based upon expected rate changes over the 24-month period. The model is based on the actual maturity and repricing characteristics of the Company's interest-sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment of certain assets and liabilities. Projected net interest income is calculated assuming customers will reinvest maturing deposit accounts and the Company will originate new loans. The balance sheet growth assumptions utilized correspond closely to the Company's strategic growth plans and annual budget. Excess cash is invested in overnight funds or other short-term investments such as U.S. Treasuries. Cash shortfalls are covered through additional borrowing of overnight or short-term funds. The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at December 31, 2009 the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios simulated.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at December 31, 2009 and December 31, 2008 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	December 31, 2009			December 31, 2008
Change in Rates	Estimated MV of Equity	Change in MV Of Equity $	Change in MV Of Equity %	Estimated MV of Equity	Change in MV of Equity $	Change in MV Of Equity %
+ 200 BP	$70,265	$5,918	9.18%	$78,206	$2,935	3.90%
+ 100 BP	69,482	5,127	7.97%	77,483	2,212	2.94%
0 BP	64,355	0	0.00%	75,270	0	0.00%
- 100 BP	64,912	557	0.87%	76,528	1,258	1.67%
- 200 BP	66,195	1,840	2.86%	78,732	3,462	4.60%

Item 8 - Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
United Security Bancshares

We have audited the accompanying consolidated balance sheets of United Security Bancshares and Subsidiaries (Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Security Bancshares and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles in the United States of America.

/s/ Moss Adams LLP

Stockton, California
March 31, 2010

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
December 31, 2009 and 2008

	December 31,
	2009	2008
(in thousands except shares)
Assets
Cash and due from banks	$17,644	$19,426
Federal funds sold	11,585	0
Cash and cash equivalents	29,229	19,426
Interest-bearing deposits in other banks	3,313	20,431
Investment securities available for sale (at fair value)	71,411	92,749
Loans and leases	508,573	544,551
Unearned fees	(865)	(1,234)
Allowance for credit losses	(15,016)	(11,529)
Net loans	492,692	531,788
Accrued interest receivable	2,497	2,394
Premises and equipment - net	13,296	14,285
Other real estate owned	36,217	30,153
Intangible assets	2,034	3,001
Goodwill	7,391	10,417
Cash surrender value of life insurance	14,972	14,460
Investment in limited partnerships	2,274	2,702
Deferred income taxes	7,534	7,138
Other assets	9,708	12,133
Total assets	$692,568	$761,077

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$139,724	$149,529
Interest bearing	421,936	358,957
Total deposits	561,660	508,486

Federal funds purchased	0	66,545
Other borrowings	40,000	88,500
Accrued interest payable	376	648
Accounts payable and other liabilities	3,995	5,362
Junior subordinated debt (at fair value)	10,716	11,926
Total liabilities	616,747	681,467
Commitments and Contingencies
Shareholders' Equity
Common stock, no par value
20,000,000 shares authorized, 12,496,499 and 12,010,372
issued and outstanding, in 2009 and 2008, respectively	37,575	34,811
Retained earnings	40,499	47,722
Accumulated other comprehensive loss	(2,253)	(2,923)
Total shareholders' equity	75,821	79,610
Total liabilities and shareholders' equity	$692,568	$761,077

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income
Years Ended December 31, 2009, 2008 and 2007

(in thousands except shares and EPS)	2009	2008	2007
Interest Income
Loans, including fees	$31,197	$39,669	$52,690
Investment securities - AFS – taxable	4,298	5,170	3,896
Investment securities - AFS – nontaxable	58	68	108
Federal funds sold and securities purchased
under agreements to resell	3	18	191
Interest on deposits in other banks	117	222	271
Total interest income	35,673	45,147	57,156
Interest Expense
Interest on deposits	6,192	12,088	18,414
Interest on other borrowed funds	1,135	2,850	2,159
Total interest expense	7,327	14,938	20,573
Net Interest Income Before
Provision for Credit Losses	28,436	30,209	36,583
Provision for Credit Losses	13,375	9,526	6,231
Net Interest Income	14,971	20,683	30,352
Noninterest Income
Customer service fees	3,882	4,656	4,790
(Loss) gain on disposition of securities	(37)	24	0
(Loss) gain on sale of other real estate owned	(793)	67	209
Gain on sale of assets	863	0	0
Gains from life insurance	0	0	483
Gain on interest swap ineffectiveness	0	9	66
Gain on fair value option of financial liability	1,145	1,363	2,504
Gain (loss) on sale of premises and equipment	22	(4)	2
Shared appreciation income	23	265	42
Other	1,203	1,963	1,585
Total noninterest income	6,308	8,343	9,681
Noninterest Expense
Salaries and employee benefits	8,551	10,610	10,830
Occupancy expense	3,692	3,954	3,787
Data processing	102	279	420
Professional fees	2,201 1	1,482 1	1,811 1
FDIC/DFI insurance assessments	1,203 1	535 1	186 1
Director fees	253	262	268
Amortization of intangibles	885	972	1,021
Correspondent bank service charges	362	427	476
Impairment loss on other investments	0	23	34
Impairment loss on OREO	1,324	887	0
Impairment loss on intangible assets	81	648	0
Impairment loss on goodwill	3,026	0	0
Impairment loss on investment securities (cumulative	843	0	0
total other-than-temporary loss of $5.4 million
net of $4.6 million recognized in other
comprehensive loss, pre-tax)
Loss on lease assets held for sale	0	0	820
Loss in equity of limited partnership	428	432	430
Expense on other real estate owned	1,612	418	209
Other	3,403	2,422	1,923
Total noninterest expense	27,966	23,351	22,215
(Loss) Income Before Provision for Taxes on Income	(6,687)	5,675	17,818
(Benefit) Provision for Taxes on Income	(2,150)	1,605	6,561
Net (Loss) Income	$(4,537)	$4,070	$11,257
Other comprehensive (loss) income, net of tax
Unrealized income (loss) on available for sale securities, interest rate swaps, and unrecognized post-retirement costs - net income
tax (benefit) expense of $441, $(1,845), and $758, respectively	670	(2,770)	1,137
Comprehensive (Loss) Income	$(3,867)	$1,300	$12,394
Net (Loss) Income per common share
Basic	$(0.36)	$0.32	$0.89
Diluted	$(0.36)	$0.32	$0.89
Weighted shares on which net (loss) income per common
share were based
Basic	12,496,578	12,537,955	12,659,442
Diluted	12,496,578	12,541,516	12,696,327

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2009

(in thousands except shares)	Common stock Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2007	11,301,113	$20,448	$46,884	$(1,290)	$66,042

Director/Employee stock options exercised	90,000	510			510
Net changes in unrealized gain
on available for sale securities
(net of income tax expense of $605)				909	909
Net changes in unrealized gain
on interest rate swaps
(net of income tax expense of $97)				145	145
Net changes in unrecognized past service
Costs of employee benefit plans
(net of income tax expense of $55)				83	83
Dividends on common stock ($0.50 per share)			(6,001)		(6,001)
Repurchase and retirement of common shares	(512,332)	(10,095)			(10,095)
Issuance of shares for business combination	976,411	21,537			21,537
Stock-based compensation expense		187			187
Cumulative effect of adoption of SFAS No. 159
(net income tax benefit of $613)			(845)		(845)
Cumulative effect of adoption of FIN48			(1,298)		(1,298)
Net Income			11,257		11,257

Balance December 31, 2007	11,855,192	$32,587	$49,997	$(153)	$82,431

Director/Employee stock options exercised	8,000	70			70
Net changes in unrealized gain
on available for sale securities
(net of income tax benefit of $1,910)				(2,865)	(2,865)
Net changes in unrealized gain
on interest rate swaps
(net of income tax expense of $1)				2	2
Net changes in unrecognized past service
Costs of employee benefit plans
(net of income tax expense of $62)				93	93
Dividends on common stock ($0.26 per share)			(3,081)		(3,081)
Common stock dividends	236,181	3,264	(3,264)		0
Repurchase and retirement of common shares	(89,001)	(1,220)			(1,220)
Stock-based compensation expense		110			110
Net Income			4,070		4,070

Balance December 31, 2008	12,010,372	$34,811	$47,722	$(2,923)	$79,610

Net changes in unrealized gain
on available for sale securities
(net of income tax expense of $557)				835	835
Net changes in unrecognized past service
Costs of employee benefit plans
(net of income tax benefit of $116)				(165)	(165)
Cash dividends on common stock
(cash-in-lieu on stock)			(6)		(6)
Common stock dividends	486,615	2,680	(2,680)		0
Repurchase and retirement of common shares	(488)	(4)			(4)
Other		35			35
Stock-based compensation expense		53			53
Net Loss			(4,537)		(4,537)

Balance December 31, 2009	12,496,499	$37,575	$40,499	$(2,253)	$75,821

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Years  December 31, 2009, 2008 and 2007

(in thousands)	2009	2008	2007
Cash Flows From Operating Activities:
Net (loss) income	$(4,537)	$4,070	$11,257
Adjustments to reconcile net income to cash provided
by operating activities:
Provision for credit losses	13,375	9,598	5,697
Depreciation and amortization	2,399	2,751	2,655
Accretion of investment securities	(73)	(123)	(95)
Loss (gain) on disposition of securities	37	(24)	0
(Increase) decrease in accrued interest receivable	(103)	1,263	930
Decrease in accrued interest payable	(272)	(1,255)	(339)
(Decrease) increase in unearned fees	(369)	(506)	509
(Decrease) increase in income taxes payable	(1,778)	413	150
Stock-based compensation expense	53	110	187
Deferred income taxes	(838)	(1,028)	248
Increase in accounts payable and accrued liabilities	(53)	(427)	(130)
Impairment loss on other investments	0	23	17
Loss on lease assets held for sale	0	0	820
Loss (gain) on sale of other real estate owned	793	(67)	(209)
Impairment loss on securities (OTTI)	843	0	0
Impairment loss on goodwill	3,026	0	0
Impairment loss on other real estate owned	1,324	887	0
Impairment loss on intangible assets	81	648	0
Gain on swap ineffectiveness	0	(9)	(66)
Gain on fair value option of financial assets	(1,145)	(1,363)	(2,504)
Income from life insurance proceeds	0	0	(483)
(Gain) loss on sale of premises and equipment	(22)	4	(2)
Increase in surrender value of life insurance	(512)	(608)	(184)
Loss in limited partnership interest	428	432	430
Net decrease (increase) in other assets	708	(2,204)	84
Net cash provided by operating activities	13,365	12,585	18,972
Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	17,119	(17,522)	4,984
Purchases of available-for-sale securities	(1,500)	(44,526)	(33,859)
Net (purchase) redemption of FHLB/FRB and other bank stock	(3)	(2,118)	103
Maturities, calls, and principal payments on available-for-sale securities	18,439	36,887	36,833
Proceeds from available-for-sale securities	4,963	0	0
Investment in limited partnership	(33)	38	0
Investment in bank stock	0	(72)	(372)
Proceeds from sale of investment in title company	99	0	0
Premiums paid on life insurance	0	0	0
Net decrease (increase) in loans	10,873	16,526	(43,454)
Cash and equivalents received in bank acquisitions,
net of assets and liabilities acquired	0	0	6,373
Cash proceeds from settlement of lease asset receivable	2,000	0	0
Cash proceeds from sales of foreclosed leased assets	0	56	39
Cash proceeds from sales of other real estate owned	6,780	1,710	72
Capital expenditures for premises and equipment	(413)	(363)	(1,200)
Cash proceeds from sales of premises and equipment	0	0	9
Net cash provided by (used in) investing activities	58,324	(9,384)	(30,472)
Cash Flows From Financing Activities:
Net increase (decrease) in demand deposit
and savings accounts	8,938	(9,068)	(99,787)
Net increase (decrease) in certificates of deposit	44,236	(117,063)	77,677
Net (decrease) increase in federal funds purchased	(66,545)	56,165	22,280
Net (decrease) increase in FHLB borrowings	(48,500)	66,600	10,000
Redemption of junior subordinated debt	0	0	(15,923)
Proceeds from issuance of junior subordinated debt	0	0	15,000
Director/Employee stock options exercised	0	70	510
Excess tax benefits from stock-based payment arrangements	0	0	0
Repurchase and retirement of common stock	(4)	(1,220)	(10,095)
Repayment of ESOP borrowings	0	0	0
Payment of dividends on common stock	(11)	(4,559)	(5,930)
Net cash used in financing activities	(61,886)	(9,075)	(6,268)

Net increase (decrease) in cash and cash equivalents	9,803	(5,874)	(17,768)
Cash and cash equivalents at beginning of year	19,426	25,300	43,068
Cash and cash equivalents at end of year	$29,229	$19,426	$25,300

See notes to consolidated statements

Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

1. Organization and Summary of Significant Accounting and Reporting Policies

Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. The consolidated financial statements include the accounts of United Security Bancshares, and its wholly owned subsidiary, United Security Bank and subsidiary (the “Bank”).United Security Bancshares Capital Trust II (the “Trust”) is deconsolidated pursuant to ASC 810. As a result, the Trust Preferred Securities are not presented on the Company’s consolidated financial statements as equity, but instead the Company’s Subordinated Debentures are presented as a separate liability category. (see Note 8 to the Company’s consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, (including the Bank and Trust). United Security Bancshares operates as one business segment providing banking services to commercial establishments and individuals primarily in the San Joaquin Valley of California.

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

United Security Bancshares Capital Trust I was formed during June 2001 as a Delaware statutory business trust for the exclusive purpose of issuing and selling Trust Preferred Securities. The Trust was deconsolidated in 2004 pursuant to FIN46. During July 2007, the Trust Preferred Securities were redeemed by USB Capital Trust I, and upon retirement, the Trust was dissolved. During July 2007 the Company formed United Security Bancshares Capital Trust II and issued $15.0 million in Trust Preferred Securities with terms similar to those originally issued under USB Capital Trust I. (See Note 8. “Junior Subordinated Debt/Trust Preferred Securities”).

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

On February 16, 2007, the Company completed its merger with Legacy Bank, N.A., located in Campbell, California, with the acquisition of 100 percent of Legacy’s outstanding common shares. At merger, Legacy Bank’s one branch was merged with and into United Security Bank, a wholly owned subsidiary of the Company. The total value of the merger transaction was $21.5 million, and the shareholders of Legacy Bank received merger consideration consisting of 976,411 shares of common stock of the Company. The merger transaction was accounted for as a purchase transaction, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities. The net of assets acquired and liabilities assumed totaled approximately $8.6 million at the date of the merger, resulting in goodwill of approximately $8.8 million. As the result of an impairment analysis conducted during the second quarter of 2009, the Company recorded an impairment loss of $3.0 million on the Legacy goodwill during the quarter ended June 30, 2009. (See Note 21 to the Company’s consolidated financial statements contained herein for details of the merger).

During November 2007, the Company purchased the contractual revenue stream and certain fixed assets from ICG Financial, LLC. Additionally, the Company hired all but one of the former employees of ICG Financial, LLC and its subsidiaries. The total purchase price was $414,000 including $378,000 for the recurring revenue stream and $36,000 for the fixed assets. ICG Financial, LLC provided wealth management, employee benefit, insurance and loan products, as well as consulting services for a variety of clients. Now operating as a newly formed department of the Bank, USB Financial Services provides those same services utilizing the employees hired from ICG Financial LLC. The Company believes the wealth management and related services provided by USB Financial Services will enhance the products and services offered by the Company, and increase noninterest income. The capitalized cost of $378,000 for the recurring revenue stream is being amortized over a period of approximately three years, and is tested periodically for impairment. During both the fourth quarter of 2008 and 2009, the Company reviewed the purchased revenue intangible for impairment and determined that the intangible asset was impaired during both of those years. As a result the Company recorded impairment losses of approximately $25,000 and $24,000 during the years ended December 31, 2009 and December 31, 2008, respectively, thus reducing carrying value the intangible asset.

The Bank was founded in 1987 and currently operates eleven branches and one construction lending office in an area from eastern Madera County to western Fresno County, as well as Taft and Bakersfield in Kern County, and Campbell in Santa Clara County. The Bank also operates one financial services department located in Fresno, California. The Bank’s primary source of revenue is interest income through providing loans to customers, who are predominantly small and middle-market businesses and individuals.  The Bank engages in a full compliment of lending activities, including real estate mortgage, commercial and industrial, real estate construction, agricultural and consumer loans, with particular emphasis on short and medium term obligations.

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

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change, relate to the determination of the allowance for loan losses, determination of goodwill, fair value of junior subordinated debt and certain collateralized mortgage obligations, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

Subsequent events—The Company has evaluated events and transactions for potential recognition or disclosure through the day the financial statements were issued.

Significant Accounting Policies - The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”. The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure the consistent reporting of its consolidated financial condition, consolidated results of operations, and consolidated cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. The following is a summary of significant policies:

a.
Cash and cash equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. At times throughout the year, balances can exceed FDIC insurance limits. Generally, federal funds sold and repurchase agreements are sold for one-day periods. Repurchase agreements are with a registered broker-dealer affiliated with a correspondent bank and work much like federal funds sold, except that the transaction is collateralized by various investment securities. The securities collateralizing such transactions generally consist of U.S. Treasuries, U.S. Government and U.S. Government-sponsored agencies. The Bank did not have any repurchase agreements during 2009 or 2008, or at December 31, 2009 or 2008. All cash and cash equivalents have maturities when purchased of three months or less.

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

Investments with fair values that are less than amortized cost are considered impaired.  Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates.  At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available.  Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.  If negative evidence outweighs positive evidence that the carrying amount is recoverable within a reasonable period of time, the impairment is deemed to be other-than-temporary and the debt security is written down by the amount related to credit losses in the period in which such determination is made, or written down to fair value if the debt security is more than likely to be sold.

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

The allowance analysis also incorporates the results of measuring impaired loans as provided in current accounting standards related to contingencies. A loan is considered impaired when management determines that it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured by the difference between the original recorded investment in the loan and the estimated present value of the total expected cash flows, discounted at the loan’s effective rate, or the fair value of the collateral, if the loan is collateral dependent. Any differences in the specific allowance amounts calculated in the impaired loan analysis and the migration analysis are reconciled by management and changes are made to the allowance as deemed necessary.

e.
Loans held-for-sale - Loans originated and designated as held-for-sale are carried at the lower of cost or estimated fair value, as determined by quoted market prices, in aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. Gains or losses on the sale of such loans are based on the specific identification method. The Company held no loans for sale at December 31, 2009 or 2008.

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

h.
Intangible Assets and Goodwill - Intangible assets are comprised of core deposit intangibles, other specific identifiable intangibles, and goodwill acquired in branch acquisitions where the consideration given exceeded the fair value of the net assets acquired. Intangible assets and goodwill are reviewed at least annually for impairment. Core deposit intangibles of $1,585,000 and $2,278,000 (net of accumulated amortization and impairment losses of $5,412,000 and accumulated amortization of $4,719,000) at December 31, 2009 and 2008, respectively, are amortized over the estimated useful lives of the existing deposit bases (average of 7 years) using a method which approximates the interest method. Other specific identifiable intangibles resulting from the purchase of certain bank branches in 1997, which were non self-sustaining businesses, of $380,000 and $517,000 (net accumulated amortization of $1.6 million and $1.4 million) at December 31, 2009 and 2008, respectively, are being amortized using a method which approximates the interest method over a period of 15 years. The identifiable intangible asset resulting from the purchase of the recurring income stream from ICG Financial Services totaled $69,000 and $206,000 at December 31, 2009 and 2008 (net accumulated amortization and impairment losses of $308,000 and $171,000), respectively, and is being amortized over a period of three years.

During 2009 and 2008, the Company recognized impairment losses of $57,000 and $623,000, respectively, on the core deposit intangible related to the deposits purchased in the Legacy merger consummated during February 2007. During 2009 and 2008, the Company recognized additional impairment losses of $25,000 and $24,000, respectively, on the identifiable intangible asset related to the purchased revenue of ICG Financial Services.

The estimated aggregate amortization expense related to intangible assets for each of the five succeeding years is as follows (in 000’s):

Year	Amortization expense
2010	$632
2011	481
2012	292
2013	187
2014	62
Total	$1,654

Goodwill amounts resulting from the acquisitions of Taft National Bank during April 2004, and Legacy Bank during February 2007 are considered to have an indefinite life and are not amortized. At December 31, 2009 goodwill related to Taft National Bank totaled $1.6 million, and goodwill related to Legacy Bank totaled $5.8 million. Impairment testing of goodwill is performed at the reporting level during April of each year for Taft, and during March of each year for Legacy. During 2009, the Company recognized a pre-tax and after-tax impairment adjustment of $3,026,000 on the goodwill related to the Legacy Bank merger (see Note 21 to the Company’s consolidated financial statements contained herein for details of the goodwill impairment.) The Company had no impairment adjustments related to goodwill during 2008 or 2007.

i.
Income Taxes - Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities using the liability method, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.

j.
Net (Loss) Income per Share - Basic (loss) income per common share is computed based on the weighted average number of common shares outstanding. Diluted (loss) income per share includes the effect of stock options and other potentially dilutive securities using the treasury stock method to the extent they have a dilutive impact. Net (loss) income per share date has been retroactively adjusted for all stock dividends declared.

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

m.
  Advertising Costs - The Company expenses marketing costs as they are incurred. Advertising expense was $64,000, $121,000, and $113,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

n.
Stock Based Compensation - At December 31, 2009, the Company has a stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period). Included in salaries and employee benefits for the years ended December 31, 2009, 2008 and 2007 is $53,000, $110,000 and $187,000, respectively, of share-based compensation. The related tax benefit, recorded in the provision for income taxes, was not significant.

o.
Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill, core deposit intangible assets, and other specific intangible assets. Based on such evaluation, the Company recognized impairment losses of $3,026,000, $57,000 and $25,000 on goodwill, core deposits intangible assets, and the identifiable intangible asset related to the purchased revenue of ICG Financial Services, respectively, during 2009. The Company recognized impairment losses of $623,000 and $24,000 on core deposits intangible assets and the identifiable intangible asset related to the customer revenue contracts of ICG Financial Services, respectively, during 2008. The Company determined that there was no impairment of long-lived assets during 2007.

p.
Derivative Financial Instruments - All derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the consolidated balance sheet at fair value. The Company’s accounting treatment for gains or losses from changes in the derivative instrument’s fair value is contingent on whether the derivative instrument qualifies as a hedge. On the date the Company enters into a derivative contract, the Company designates the derivative instruments as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3), a hedge for trading, customer accommodation or not qualifying for hedge accounting (free-standing derivative instruments). For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is highly effective are recorded in other comprehensive income, net of tax, within shareholders’ equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For freestanding derivative instruments, changes in the fair values are reported in current period net income. The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking any hedge transaction. This process includes relating all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative instrument is not, and will not be, highly effective as a hedge, hedge accounting is discontinued. At December 31, 2009 and 2008, the Company had no derivative financial instruments that qualify for hedging treatment.

q.
 Federal Home Loan Bank stock and Federal Reserve Stock - As a member of the Federal Home Loan Bank (FHLB), the Company is required to maintain an investment in capital stock of the FHLB. In addition, as a member of the Federal Reserve Bank (FRB), the Company is required to maintain an investment in capital stock of the FRB. The investments in both the FHLB and the FRB are carried at cost, which approximates their fair value, in the accompanying consolidated balance sheets under other assets and are subject to certain redemption requirements by the FHLB and FRB. Stock redemptions are at the discretion of the FHLB and FRB.

While technically these are considered equity securities, there is no market for the FHLB or FRB stock. Therefore, the shares are considered as restricted investment securities.  Management periodically evaluates the stock for other-than-temporary impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB or FRB as compared to the capital stock amount of the FHLB or FRB and the length of time this situation has persisted, (2) commitments by the FHLB or FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB or FRB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB or FRB, and (4) the liquidity position of the FHLB or FRB.

r.
Comprehensive (Loss) Income -Comprehensive (loss) income is comprised of net income and other comprehensive (loss) income. Other comprehensive (loss) income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available-for-sale, unrecognized costs of salary continuation defined benefit plans, and certain derivative instruments used as a cash flow hedge. Comprehensive (loss) income is presented in the consolidated statement of Operations and Comprehensive (Loss) Income.

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

In December 2008, the FASB amended ASC Topic 715 “Compensation-Retirement Benefits” to provide additional guidance on an employer’s disclosures in an employer’s financial statements about plan assets of a defined benefit pension or other postretirement plan. Upon initial application, the new guidance is not required for earlier periods that are presented for comparative purposes. The disclosures about plan assets required by this standard must be provided for fiscal years ending after December 15, 2009 and are not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2009, the FASB revised ASC Topic 320, “Investments – Debt and Equity Instruments” to expand disclosures about other-than-temporary impairment for debt securities. If an entity determines that it has other-than-temporary impairment on its debt securities that it does not intend to sell or would be compelled to sell, it must recognize the credit loss on the securities in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The revised guidance requires that the annual disclosures in ASC Topic 320 be made for interim reporting periods. This new guidance became effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this new guidance for the interim reporting period ending March 31, 2009. See Note 2 to the consolidated financial statements for the impact on the Company of adopting the revised guidance under ASC Topic 320.

In April 2009, the FASB revised ASC Topic 820,   “Fair Value Measurements and Disclosures” to provide additional information on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset of liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. This revised guidance became effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this new guidance for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In April of 2009, the FASB revised ASC Topic 825, “Financial Instruments” to require fair value disclosures in the notes of an entity’s interim financial statements for all financial instruments, whether or not recognized in the statement of financial position. The revised guidance was effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The provisions of the guidance, adopted by the Company at June 30, 2009, did not impact the Company’s financial statements.

In May 2009, the FASB amended ASC Topic 855, “Subsequent Events”. The updated guidance sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  The provisions of the guidance became effective for the Company at June 30, 2009 (see Note 24) and had no impact on the Company’s financial condition or results of operation.

In June 2009, the Financial Accounting Standards Board (FASB) codified FASB ASC Topic 105, “Generally Accepted Accounting Principles”, to establish the FASB ASC (the “Codification”). The Codification is not expected to change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. Following this guidance, the Financial Accounting Standards Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) to update the Codification. After the launch of the Codification on July 1, 2009 only one level of authoritative U.S. GAAP for non governmental entities will exist, other than guidance issued by the Securities and Exchange Commission. This statement is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the FASB ASC 105 did not have any impact on the Company’s consolidated financial statements, and only affects how the Company’s references authoritative accounting guidance going forward.

In June 2009, the FASB revised ACS Topic 860 “Transfers and Servicing” to amend existing guidance by eliminating the concept of a qualifying special-purpose entity (QSPE), creating more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifying other sale-accounting criteria and changing the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 and for subsequent interim and annual periods. The adoption of this standard as of January 1, 2010 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. FASB ASU No. 2009-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation. Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation are effective for the first reporting period beginning after December 15, 2009. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010. The Bank is currently evaluating the impact of adoption of FASB ASU No. 2010-06. We do not expect the adoption of this ASU will have a material impact on the Bank’s financial position or results of operations, but will have an effect on disclosure in the financial statements.

u.
Reclassifications - Certain reclassifications have been made to the 2008 and 2007 financial statements to conform to the classifications used in 2009. None of the reclassifications had an impact on equity or net (loss) income.

Effective January 1, 2009, the Company reclassified a contingent asset that represents a claim from an insurance company related to a charged-off lease portfolio, including specific reserves, from loans to other assets. Management believes the asset is better reflected, given its nature, as an asset other than loans. In periods prior to March 31, 2009, the contingent asset had been included in impaired and nonaccrual loan balances. All periods presented have been retroactively adjusted for the reclassification to other assets and therefore amounts have been excluded from loans and reserves for credit losses, including impaired and nonaccrual balances for periods prior to March 31, 2009. The amounts reclassified for reporting purposes for the various periods presented in the consolidated financial statements are shown below.

Reclassification Amount (in 000's)	12/31/2008	12/31/2007
Lease principal claim included in gross loans	$5,425	$5,425
Allowance for credit losses	(3,542)	(3,470)
Net balance transferred to other assets	$1,883	$1,955

At December 31, 2009, the Company reclassified certain loans in its portfolio for reporting purposes. In particular, over the past several years, certain construction and land development loans that had reached maturity or for which the completion or sale of completed properties had been delayed, were renewed as short-term "mini-perms" generally for a period of two to five years. At the time of their renewal, these loans were classified as commercial and industrial loans because either the construction and development portion of the project had been delayed, or the project had been completed and the borrower opted to delay the sale of the completed project until market conditions improved. Some of the completed projects are currently providing rental income to the borrower. Upon more detailed review, it was determined that these loans were more properly classified as something other than commercial and industrial loans. At December 31, 2009, the Company retrospectively reclassified for reporting purposes 47 loans from commercial and industrial loans to either construction & land development, or commercial real estate loans, depending on whether they are partially completed, or are generating rental income. The total balance of reclassified loans at December 31, 2009 and 2008 was $74.0 million and $37.3 million, respectively. The following summarizes the reclassification amounts for the periods presented (in 000’s).  These reclassifications did not have a significant impact on the results of operations or financial position in the consolidated financial statements.

12/31/2008
Commercial and industrial	$(35,373)
Real estate - mortgage	4,167
RE construction & development	31,206
Agricultural	0
Net change - total loans	$0

2. Investment Securities

Following is a comparison of the amortized cost and approximate fair value of investment securities at December 31, 2009 and December 31, 2008:

(In thousands)		Gross	Gross	Fair Value
December 31, 2009:	Amortized	Unrealized	Unrealized	(Carrying
Securities available for sale:	Cost	Gains	Losses	Amount)
U.S. Government agencies	$35,119	$1,469	$(2)	$36,586
U.S. Government collateralized mortgage obligations	14,954	376	(10)	15,320
Residential mortgage obligations	14,273	0	(4,559)	9,714
Obligations of state and political subdivisions	1,252	33	0	1,285
Other investment securities	9,004	0	(498)	8,506
Total securities available for sale	$74,602	$1,878	$(5,069)	$71,411
December 31, 2008:
Securities available for sale:
U.S. Government agencies	$43,110	$1,280	$(204)	$44,186
U.S. Government collateralized mortgage obligations	21,317	189	(40)	21,466
Residential mortgage obligations	17,751	0	(4,951)	12,800
Obligations of state and political subdivisions	1,252	28	0	1,280
Other investment securities	13,880	0	(863)	13,017
Total securities available for sale	$97,310	$1,497	$(6,058)	$92,749

Included in other investment securities at December 31, 2009, is a short-term government securities mutual fund totaling $7.5 million, and an overnight money-market mutual fund totaling $1.0 million. Included in other investment securities at December 31, 2008, is a short-term government securities mutual fund totaling $7.2 million, a CRA-qualified mortgage fund totaling $4.9 million, and an overnight money-market mutual fund totaling $880,000. The commercial asset-backed trust consists of fixed and floating rate commercial and multifamily mortgage loans. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were no gross realized gains, but there were gross realized losses on available-for-sale securities totaling $37,000 during the year ended December 31, 2009.There were gross realized gains on sales of available-for-sale securities totaling $24,000 during the year ended December 31, 2008. There were no gross realized losses on available-for-sale securities during the year ended December 31, 2008. There were no gross realized gains or losses on available-for-sale securities during the year ended December 31, 2007.

The amortized cost and fair value of securities available for sale at December 31, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	December 31, 2009
	Amortized	Fair Value
(In thousands)	Cost	(Carrying Amount)
Due in one year or less	$9,004	$8,506
Due after one year through five years	4,725	4,833
Due after five years through ten years	11,400	11,944
Due after ten years	20,246	21,094
Collateralized mortgage obligations	29,227	25,034
	$74,602	$71,411

At December 31, 2009 and 2008, available-for-sale securities with an amortized cost of approximately $66.5 million and $81.4 million (fair value of $65.4 million and $79.6 million) were pledged as collateral for public funds, treasury tax and loan balances, and repurchase agreements.

The Company had no held-to-maturity or trading securities at December 31, 2009 or 2008.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities at December 31, 2009 and 2008:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
December 31, 2009:	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$1,498	$(2)	$0	$0	$1,498	$(2)
U.S. Government agency collateral mortgage obligations	2,236	(10)	0	0	2,236	(10)
Residential mortgage obligations	0	0	9,714	(4,559)	9,714	(4,559)
Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	7,502	(498)	7,502	(498)
Total impaired securities	$3,734	$(12)	$17,216	$(5,057)	$20,950	$(5,069)

December 31, 2008:
Securities available for sale:
U.S. Government agencies	$6,471	$(204)	$0	$0	$6,471	$(204)
U.S. Government agency collateral mortgage obligations	4,768	(40)	0	0	4,768	(40)
Residential mortgage obligations	12,800	(4,951)	0	0	12,800	(4,951)
Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	12,137	(863)	12,137	(863)
Total impaired securities	$24,039	$(5,195)	$12,137	$(863)	$36,176	$(6,058)

Temporarily impaired securities at December 31, 2009 are comprised of one (1) collateralized mortgage obligation, three (3) residential mortgage obligations, two (2) U.S. government agency securities, and one (1) other investment securities, with a total weighted average life of 1.8 years. Temporarily impaired securities at December 31, 2008 are comprised of one (1) collateralized mortgage obligation, three (3) residential mortgage obligation, seven (7) U.S. government agency securities, and two (2) other investment securities, with a total weighted average life of 3.1 years.

The Company evaluates investment securities for other-than-temporary impairment (“OTTI”) at least quarterly, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities of high credit quality are generally evaluated for OTTI under ASC Topic 320, “Investments – Debt and Equity Instruments.” Certain purchased beneficial interests not of high credit quality, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, are evaluated using the model outlined in ASC Topic 320 (formerly EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.”)

The first segment of the portfolio in determining OTTI, the Company considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to the Company at the time of the evaluation.

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

Effective the first quarter 2009, the Company adopted an amendment to existing guidance on other-than-temporary impairments for debt securities, which establishes a new model for measuring and disclosing OTTI for all debt securities. Other-than-temporary-impairment occurs under the new guidance when the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary-impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary-impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary-impairment related to the credit loss is recognized in earnings, and is determined based on the difference between the present value of cash flows expected to be collected and the current amortized cost of the security. The amount of the total other-than-temporary-impairment related to other factors shall be recognized in other comprehensive (loss) income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary-impairment recognized in earnings shall become the new amortized cost basis of the investment.

At December 31, 2009, the decline in fair value for all but three (see below) of the impaired securities is attributable to changes in interest rates and illiquidity, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

At December 31, 2009, the Company had three non-agency collateralized mortgage obligations which have been impaired more than twelve months. The three non-agency collateralized mortgage obligations had a fair value of $9.7 million and unrealized losses of approximately $4.6 million at December 31, 2009. All three non-agency mortgage-backed securities were rated less than high credit quality at December 31, 2009. The Company evaluated  these three non-agency collateralized mortgage obligations for OTTI by comparing the present value of expected cash flows to previous estimates to determine whether there had been adverse changes in cash flows during the year. The OTTI evaluation was conducted utilizing the services of a third party specialist and consultant in MBS and CMO products. The cash flow assumptions used in the evaluation included a number of factors including changes in delinquency rates, anticipated prepayment speeds, loan-to-value ratios, changes in agency ratings, and market prices. As a result of the impairment evaluation, the Company determined that there had been adverse changes in cash flows during the year for all three of the non-agency collateralized mortgage obligations reviewed, and concluded that these three non-agency collateralized mortgage obligations were other-than-temporarily impaired. During the fourth quarter of 2009, the three CMO securities had other-than-temporary-impairment losses of $4.7 million, of which $123,000 was recorded as expense and $4.6 million was recorded in other comprehensive loss. For the year ended December 31, 2009, the three CMO securities had other-than-temporary-impairment losses of $5.4 million, of which $843,000 was recorded as a charge to earnings and $4.6 million was recorded in other comprehensive loss. These three non-agency collateralized mortgage obligations remained classified as available for sale at December 31, 2009.

The following table details the three non-agency collateralized mortgage obligations with other-than-temporary-impairment, their credit rating at December 31, 2009, the related credit losses recognized in earnings for the year ended, and impairment losses included in other comprehensive loss.

	RALI 2006-QS1G A10	RALI 2006 QS8 A1	CWALT 2007-8CB A9
	Rated CCC	Rated CCC	Rated CCC	Total
Amortized cost – before OTTI	$5,511,793	$1,676,559	$7,927,275	$15,115,627

Credit loss – year ended December 31, 2009	(554,973)	(199,975)	(87,714)	(842,662)
Other impairment (OCI)	(1,650,394)	(480,978)	(2,427,413)	(4,558,785)
Carrying amount – December 31, 2009	3,306,426	995,606	5,412,148	9,714,180

Total impairment - YTD December 31, 2009	$(2,205,367)	$(680,953)	$(2,515,127)	$(5,401,447)

The total other comprehensive loss (OCI) balance of $4.6 million in the above table is included in unrealized losses of 12 months or more at December 31, 2009.

3. Loans

Loans are comprised of the following:

	December 31,	December 31,
(In thousands)	2009	2008
Commercial and industrial	$167,930	$188,207
Real estate – mortgage:
Commercial real estate	117,010	86,007
Residential mortgages	45,828	41,608
Home Equity loans	2,791	3,241
Total real estate mortgage	165,629	130,856
RE construction and development	105,220	151,091
Agricultural	50,897	52,020
Installment	18,191	20,782
Lease financing	706	1,595
Total Loans	$508,573	$544,551

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 33.0% of total loans at December 31, 2009 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans and have a high degree of industry diversification and provide, working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 32.6% of total loans at December 31, 2009, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

•
Commercial real estate mortgage loans comprise the largest segment of this loan category and are available on all types of income producing and commercial properties, including: office buildings, shopping centers; apartments and motels; owner occupied buildings; manufacturing facilities and more. Commercial real estate mortgage loans can also be used to refinance existing debt. Although real estate associated with the business is the primary collateral for commercial real estate mortgage loans, the underlying real estate is not the source of repayment. Commercial real estate loans are made under the premise that the loan will be repaid from the borrower's business operations, rental income associated with the real property, or personal assets.

•
Residential mortgage loans are provided to individuals to finance or refinance single-family residences. Residential mortgages are not a primary business line offered by the Company, and are generally of a shorter term than conventional mortgages, with maturities ranging from three to fifteen years on average. Included in this category are two purchased fifteen-year jumbo mortgage pools acquired by the Company during 2005, with $18.4 million remaining at December 31, 2009.

•
Home Equity loans comprise a relatively small portion of total real estate mortgage loans, and are offered to borrowers for the purpose of home improvements, although the proceeds may be used for other purposes. Home equity loans are generally secured by junior trust deeds, but may be secured by 1st trust deeds.

Real estate construction and development loans, representing 20.7% of total loans at December 31, 2009, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 10.0% of total loans at December 31, 2009 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Lease financing loans, representing 0.1% of total loans at December 31, 2009, consist of loans to small businesses, which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

Occasionally, shared appreciation agreements are made between the Company and the borrower on certain construction loans where the Company agrees to receive interest on the loan at maturity rather than monthly and the borrower agrees to share in the profits of the project. Due to the difficulty in calculating future values, shared appreciation income is recognized when received. The Company does not participate in a significant number of shared appreciation projects. Shared appreciation income totaled $23,000, $265,000, and $42,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Loans over 90 days past due and still accruing totaled $486,000 and $680,000 at December 31, 2009 and December 31, 2008, respectively. Nonaccrual loans totaled $34.8 million and $45.7 million at December 31, 2009 and 2008, respectively. There were remaining undisbursed commitments to extend credit on nonaccrual loans of $1.4 million and $1.6 million at December 31, 2009 and December 31, 2008, respectively. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2009 in accordance with their original terms is approximately $3.2 million. There was no interest income recorded on such loans during the year ended December 31, 2009, 2008, or 2007.

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

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

	December 31,
(In thousands)	2009	2008
Aggregate amount outstanding, beginning of year	17,861	$7,436
New loans or advances during year	6,386	13,667
Repayments during year	(2,151)	(3,242)
Other (1)	(12,950)	0
Aggregate amount outstanding, end of year	$9,146	$17,861
Loan commitments	$5,709	$8,380

(1)	Represents loans of Director that resigned during 2009

An analysis of changes in the allowance for credit losses is as follows:

	Years Ended December 31,
(In thousands)	2009	2008	2007
Balance, beginning of year	$11,529	$7,431	$4,361
Provision charged to operations	13,375	9,526	6,231
Losses charged to allowance	(10,145)	(5,545)	(4,493)
Recoveries on loans previously charged off	257	117	64
Reserve acquired in merger	0	0	1,268
Balance at end-of-period	$15,016	$11,529	$7,431

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

At December 31, 2009 and 2008, the Company's recorded investment in loans for which impairment has been recognized totaled $53.8 million and $48.9 million, respectively. Included in total impaired loans at December 31, 2009 are $26.3 million of impaired loans for which the related specific allowance is $8.0 million, as well as $27.5 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. At December 31, 2008, total impaired loans included $25.5 million for which the related specific allowance is $5.0 million, as well as $23.4 million of impaired loans that as a result of write-downs to the fair value of the collateral did not have a specific allowance. The average recorded investment in impaired loans was $59.6 million, $31.7 million, and $10.4 million for the years ended December 31, 2009, 2008, and 2007, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms for a reasonable period of time, income is recognized under the accrual method. For the year ended December 31, 2009, the Company recognized $326,000 in income on impaired loans. For the years ended December 31, 2008 and 2007, the Company recognized no income on impaired loans.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2009 and 2008 these financial instruments include commitments to extend credit of $84.0 million and $112.3 million, respectively, and standby letters of credit of $4.0 million and $7.1 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

4. Premises and Equipment

The components of premises and equipment are as follows:

	December 31,
(In thousands)	2009	2008
Land	$968	$968
Buildings and improvements	14,487	14,212
Furniture and equipment	8,843	9,045
	24,298	24,225

Less accumulated depreciation and amortization	(11,002)	(9,940)
Total premises and equipment	$13,296	$14,285

Total depreciation expense on Company premises and equipment totaled $1.4 million, $1.7 million, and $1.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations.

5. Investment in Limited Partnership

The Bank owns limited interests in private limited partnerships that acquire affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended. The Bank's limited partnership investment is accounted for under the equity method. The Bank's noninterest expense associated with the utilization and expiration of these tax credits for the year ended December 31, 2009, 2008 and 2007 was $428,000, $432,000, and $430,000, respectively. The limited partnership investments are expected to generate remaining tax credits of approximately $2.1 million over the life of the investment. The tax credits expire between 2009 and 2014. Tax credits utilized for income tax purposes for the years ended December 31, 2009, 2008, and 2007 totaled $422,000, $519,000, and $545,000, respectively.

6. Deposits

Deposits include the following:

	December 31,
(In thousands)	2009	2008
Noninterest-bearing deposits	$139,724	$149,529
Interest-bearing deposits:
NOW and money market accounts	158,795	136,612
Savings accounts	34,146	37,586
Time deposits:
Under $100,000	64,481	66,128
$100,000 and over	164,514	118,631
Total interest-bearing deposits	421,936	358,957
Total deposits	$561,660	$508,486

At December 31, 2009, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands
One year or less	$218,694
More than one year, but less than or equal to two years	7,947
More than two years, but less than or equal to three years	1,439
More than three years, but less than or equal to four years	831
More than four years, but less than or equal to five years	73
More than five years	11
$228,995

The Company may utilize brokered deposits as an additional source of funding. At December 31, 2009 and 2008, the Company held brokered time deposits totaling $129.4 million and $93.4 million, with average rates of 0.65% and 2.59%, respectively. Of this balance at December 31, 2009, $106.8 million is included in time deposits of $100,000 or more, and the remaining $22.6 million is included in time deposits of less than $100,000. Included in brokered time deposits at December 31, 2009 are balances totaling $61.8 million maturing in three months or less, $61.8 million maturing in three to six months, and $5.8 million maturing in 6 to twelve months.

Deposit balances representing overdrafts reclassified as loan balances totaled $179,000 and $332,000 as of December 31, 2009 and 2008, respectively.

Deposits of directors, officers and other related parties to the Bank totaled $6.7 million and $5.0 million at December 31, 2009 and 2008, respectively. The rates paid on these deposits were those customarily paid to the Bank's customers in the normal course of business.

7. Short-term Borrowings/Other Borrowings

At December 31, 2009, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $124.2 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $40.8 million. At December 31, 2009, the Company had total outstanding balances of $40.0 million in borrowings drawn against its FHLB lines of credit at an average rate of 0.86%. Of the $40.0 million in FHLB borrowings outstanding at December 31, 2009, all will mature in three months or less. The weighted average cost of borrowings for the year ended December 31, 2009 was 0.80%. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB and certain qualifying mortgage loans. As of December 31, 2009, $14.2 million in real estate-secured loans, and $42.6 million in investment securities at FHLB, were pledged as collateral for FHLB advances. Additionally, $256.7 million in real estate-secured loans were pledged at December 31, 2009 as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $120.7 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

The Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $242.7 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $97.1 million at December 31, 2008. At December 31, 2008, the Company had total outstanding balances of $155.0 million in borrowings, including $66.5 million in federal funds purchased from the Federal Reserve Discount Window at a rate of 0.50%, and $88.5 million drawn against its FHLB lines of credit.

8. Junior Subordinated Debt/Trust Preferred Securities

During July 2007, the Company formed USB Capital Trust II, a wholly-owned special purpose entity, for the purpose of issuing Trust Preferred Securities. USB Capital Trust II is a Variable Interest Entity (VIE) and a deconsolidated entity pursuant to ASC 810. On July 23, 2007 USB Capital Trust II issued $15 million in Trust Preferred securities. The securities have a thirty-year maturity and bear a floating rate of interest (repricing quarterly) of 1.29% over the three-month LIBOR rate (initial coupon rate of 6.65%). Interest will be paid quarterly. Concurrent with the issuance of the Trust Preferred securities, USB Capital Trust II used the proceeds of the Trust Preferred securities offering to purchase a like amount of junior subordinated debentures of the Company. The Company will pay interest on the junior subordinated debentures to USB Capital Trust II, which represents the sole source of dividend distributions to the holders of the Trust Preferred securities. The Company may redeem the junior subordinated debentures October as follows: 2010 at 101.32, 2011 at 100.66, and at par anytime after October 2012.

The Company elected the fair value measurement option for all the Company’s new junior subordinated debentures issued under USB Capital Trust II. During the year ended December 31, 2007, the Company recorded pre-tax gains of $2.5 million pursuant to fair value measurement guidelines. The gain of $2.4 million realized on USB Capital Trust II during 2007 resulted from an overall deterioration of the credit markets during the third quarter of 2007 which increased pricing spreads from base rates on similar debt instruments. During 2008, fair value calculations performed by the Company resulted in an unrealized gain of $1.4 million.

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

 At December 31, 2009 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow valuation model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month Libor curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument, adjusted for deferrals of interest payments per the Company’s election at September 30, 2009. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 8.7% discount rate used represents what a market participant would consider under the circumstances.

The fair value calculation performed at December 31, 2009 resulted in an unrealized gain of $1.2 million for the year ended December 31, 2009. Fair value gains and losses are reflected as a component of noninterest income.

9. Taxes on Income

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2009	2008
Deferred tax assets:
Credit losses not currently deductible	$7,661	$6,088
State franchise tax	0	355
Deferred compensation	1,558	1,430
Net operating losses	764	1,147
Depreciation	290	103
Accrued reserves	76	93
Write-down on other real estate owned	784	379
Capitalized OREO expenses	739	349
Unrealized loss on AFS securities	1,397	1,954
Other	257	104
Total deferred tax assets	13,526	12,002
Deferred tax liabilities:
Depreciation	--	--
FHLB dividend	(243)	(243)
Loss on limited partnership investment	(1,951)	(1,814)
Amortization of core deposit intangible	(508)	(734)
Deferred gain SFAS No. 159 – fair value option	(2,009)	(1,538)
Fair value adjustments for purchase accounting	(120)	(120)
Interest on nonaccrual loans	(417)	0
Deferred loan costs	(225)	0
Prepaid expenses	(519)	(415)
Total deferred tax liabilities	(5,992)	(4,864)
Net deferred tax assets	$7,534	$7,138

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. The Company has concluded that it is more likely than not that the deferred tax assets will be recognized in the normal course of business, therefore no valuation allowance is considered necessary at December 31, 2009 and 2008.

Taxes on income for the years ended December 31, consist of the following:

(In thousands)
2009:	Federal	State	Total
Current	$(1,174)	$(138)	$(1,312)
Deferred	(441)	(397)	(838)
	$(1,615)	$(535)	$(2,150)
2008:
Current	$1,461	$1,172	$2,633
Deferred	(400)	(628)	(1,028)
	$1,061	$544	$1,605
2007:
Current	$3,640	$1,507	$5,147
Deferred	1,091	323	1,414
	$4,731	$1,830	$6,561

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2009	2008	2007
Statutory federal income tax rate	34.0%	34.0%	35.0%
State franchise tax, net of federal income tax benefit	7.0	7.1	7.0
Tax exempt interest income	(0.3)	(0.4)	(0.2)
Low Income Housing – federal credits	(6.3)	(9.3)	(3.1)
Other	(2.4)	(3.1)	(1.9)
	32.0%	28.3%	36.8%

At December 31, 2009 the Company has remaining federal net operating loss carry-forwards totaling $627,000 which expire between 2023 and 2027, and remaining state net operating loss carry-forwards totaling $5.3 million which expire between 2015 and 2019.

The Company periodically reviews its tax positions under the accounting standards related to uncertainty in income taxes, which defines the criteria that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term, “more likely than not”, means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority and all available information is known to the taxing authority.

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

During the second quarter of 2006, the FTB issued the Company a letter of proposed adjustments to, and assessments for, (as a result of examination of the tax years 2001 and 2002) certain tax benefits taken by the Bank’s subsidiary REIT during 2002. The Company continues to review the information available from the FTB and its financial advisors and believes that the Company's position has merit.  The Company is pursing its tax claims and will defend its use of these entities and transactions. The Company will continue to assert its administrative protest and appeal rights pending the outcome of litigation by another taxpayer presently in process on the REIT issue in the Los Angeles Superior Court (City National v. Franchise Tax Board).

The Company again reviewed its REIT tax position as of December 31, 2009. There have been no changes to the Company’s tax position with regard to the REIT during the year ended December 31, 2009. The Company had approximately $653,000 and $566,000 accrued for the payment of interest and penalties at December 31, 2009 and December 31, 2008, respectively. It is the Company’s policy to recognize interest expense related to unrecognized tax benefits, and penalties, as a component tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in 000’s):

Balance at January 1, 2009	$1,473
Additions for tax provisions of prior years	87
Balance at December 31, 2009	$1,560

10. Stock Based Compensation

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

The options granted (incentive stock options for employees and non-qualified stock options for Directors) have an exercise price at the prevailing market price on the date of grant. All options granted are exercisable 20% each year commencing one year after the date of grant and expire ten years after the date of grant.

The number of shares granted remaining under the 1995 Plan was 16,984 shares (16,984 exercisable) as of December 31, 2009. Under the 2005 Plan, 160,820 shares granted shares remain (152,328 incentive stock options and 8,492 nonqualified stock options) as of December 31, 2009, of which 110,504 are vested.

Options outstanding, exercisable, exercised and forfeited are as follows:

		Weighted		Weighted
	2005	Average	1995	Average
	Plan	Exercise Price	Plan	Exercise Price
Options outstanding January 1, 2007	171,500	$17.05	126,000	$7.25
Granted during the year	5,000	$20.24	--	--
Exercised during the year	--	--	(90,000)	$5.67
Options outstanding December 31, 2007	176,500	$17.14	36,000	$11.21
Granted during the year	--	--	--	--
Exercised during the year	--	--	(8,000)	$8.75
Forfeited during the year	(20,000)	$22.54	(12,000)	$11.53
Effects of common stock dividend	3,145	$(0.31)	322	$(0.25)
Options outstanding December 31, 2008	159,645	$16.13	16,322	$11.96
Granted during the year	--	--	--	--
Exercised during the year	--	--	--	--
Forfeited during the year	(5,308)	$19.07	--	--
Effects of common stock dividend	6,483	$(0.63)	662	$(0.47)
Options outstanding December 31, 2009	160,820	$15.38	16,984	$11.50

Included in total outstanding options at December 31, 2009, are 16,984 exercisable shares under the 1995 plan, at a weighted average price of $11.50, and 110,504 exercisable shares under the 2005 plan, at a weighted average price of $15.14. Included in total outstanding options at December 31, 2008, are 14,282 exercisable shares under the 1995 plan, at a weighted average price of $11.96, and 75,895 exercisable shares under the 2005 plan, at a weighted average price of $15.72. Included in total outstanding options at December 31, 2007, are 24,000 exercisable shares under the 1995 plan, at a weighted average price of $10.74, and 46,700 exercisable shares under the 2005 plan, at a weighted average price of $16.34.

Additional information regarding options as of December 31, 2009 is as follows:

Options Outstanding			Options Exercisable
		Weighted Avg
Range of	Number	Remaining	Weighted Avg	Number	Weighted Avg
Exercise Prices	Outstanding	Contract Life (yrs)	Exercise Price	Exercisable	Exercise Price
$11.50 to $11.92	25,476	5.3	$11.64	23,353	$11.61
$13.60 to $17.05	125,260	5.8	$14.81	87,894	$14.63
$18.25 to $21.23	27,068	6.2	$19.13	16,241	$19.13
Total	177,804			127,488

Included in salaries and employee benefits for the years ended December 31, 2009, 2008 and 2007 is $53,000, $110,000 and $187,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to either year.

As of December 31, 2008, 2007 and 2006, there was $24,000, $81,000 and $223,500, respectively, of total unrecognized compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.0 years. No options were exercised during 2009. The Company received $70,000 and $510,000 in cash proceeds on options exercised during the years ended December 31, 2008 and 2007. No tax benefits were realized on stock options exercised during the years ended December 31, 2008 and 2007, because all options exercised during the period were incentive stock options.

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Weighted average grant-date fair value of stock options granted	n/a	n/a
Total fair value of stock options vested	$147,297	$173,393
Total intrinsic value of stock options exercised	n/a	$55,000

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

For options valued in accordance with current accounting standards, the Bank expenses the fair value of the option on a straight-line basis over the vesting period for each separately vesting portion of the award. The Bank estimates forfeitures and only recognizes expense for those shares expected to vest. Based upon historical evidence, the Company has determined that because options are granted to a limited number of key employees rather than a broad segment of the employee base, expected forfeitures, if any, are not material. No options were granted during the years ended December 31, 2009 or December 31, 2008.

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

The Company did not make a contribution to the ESOP during 2009 and therefore had no ESOP compensation expense during the year ended December 31, 2009. ESOP compensation expense totaled $264,000 and $501,000 for the years ended December 31, 2008 and 2007.

Allocated, committed-to-be-released, and unallocated ESOP shares as of December 31, 2009, 2008 and 2007 were as follows (shares adjusted for 2-for-1 stock split of May 2006):

	2009	2008	2007
Allocated	580,430	548,369	552,692
Committed-to-be-released	0	0	0
Unallocated	0	0	0
Total ESOP shares	580,430	548,369	552,692
Fair value of unreleased shares	N/A	N/A	N/A

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code.  All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire.  Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors.  Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 5% of the employees’ eligible annual compensation. Company contributions are subject to certain vesting requirements over a period of six years. Contributions made by the Company are invested in Company stock.  During 2009, the Company made no matching contribution to the Deferral Plan. During 2008 and 2007, the Company contributed a total of $137,000 and $286,000 to the Deferral Plan.

Salary Continuation Plan

The Company has an unfunded, non-qualified Salary Continuation Plan for senior executive officers and certain other key officers of the Company, which provides additional compensation benefits upon retirement for a period of 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 to 15 years. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the Plan. The Company’s current benefit liability is determined based upon vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for high-quality investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which averages approximately 20 years. At December 31, 2009 and 2008, $3.6 million and $3.3 million, respectively, had been accrued to date, based on a discounted cash flow using an average discount rate of 4.72% and 6.10%, respectively, and is included in other liabilities. In connection with the implementation of the Salary Continuation Plans, the Company purchased single premium universal life insurance policies on the life of each of the key employees covered under the Plan. The Company is the owner and beneficiary of these insurance policies. The cash surrender value of the policies was $4.0 million and $3.8 million December 31, 2009 and 2008, respectively. Although the Plan is unfunded, the Company intends to utilize the proceeds of such policies to settle the Plan obligations. Under Internal Revenue Service regulations, the life insurance policies are the property of the Company and are available to satisfy the Company's general creditors.

Pursuant to the guidance contained in ASC Topic 715 “Compensation,” the Company is required to recognize in accumulated other comprehensive (loss) income, the amounts that have not yet been recognized as components of net periodic benefit costs. These unrecognized costs arise from of changes in estimated interest rates used in the calculation of net liabilities under the plan.

As of December 31, 2009 and 2008, the Company had approximately $158,000 in unrecognized net periodic benefit costs, and $13,000 in excess net periodic benefit costs, respectively, arising from changes in interest rates used in calculating the current post-retirement liability required under the plan. This amount represents the difference between the plan liabilities calculated under net present value calculations, and the net plan liabilities actually recorded on the Company’s books at December 31, 2009 and 2008. Pursuant to the adoption of the guidance contained in ASC Topic 715, the Company recorded $169,000 (net of tax of $112,000), as a component of other comprehensive (loss) income at December 31, 2006. The average remaining life of the service terms of the Salary Continuation contracts to which the unrecognized service costs related at the time of adoption, was approximately two years. During the year ended December 31, 2008, approximately $142,000 of the unrecognized prior service cost was recognized in earnings as additional salary expense, and is reflected as an adjustment to accumulated other comprehensive income.

Salary continuation expense is included in salaries and benefits expense, and totaled $78,000, $551,000, and $504,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Officer Supplemental Life Insurance Plan

The Company owns single premium Bank-owned life insurance policies (BOLI) on certain officers with a portion of the death benefits available to the officers’ beneficiaries. The single premium paid in previous years at policy commencement of the BOLI totaled $9.0 million. Additional BOLI policies totaling $227,000 and $579,000 were purchased during 2006 and 2005, respectively. The BOLI’s initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The cash surrender value of these insurance policies totaled $11.0 million and $10.6 million at December 31, 2009 and December 31, 2008, and is included on the consolidated balance sheet in cash surrender value of life insurance. Income on these policies, net of expense, totaled approximately $398,000, $249,000, and $408,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

12. Commitments and Contingent Liabilities

Lease Commitments: The Company leases land and premises for its branch banking offices and administration facilities. The initial terms of these leases expire at various dates through 2019. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. The total expense on land and premises leased under operating leases was $852,000, $864,000, and $877,000 during 2009, 2008, and 2007, respectively. Total rent expense for the years ended December 31, 2009 and 2008 included approximately $8,000 in reductions, and $27,000 in increases, respectively, related to adjustments made pursuant to ASC Topic 840, “Leases”.

During the fourth quarter of 2007 the Company reviewed accounting methods for recording rent expense under operating leases pursuant to current accounting guidance. The Company had previously recognized periodic rent expense as those contractual rent payments became payable to the lessor, rather than on a straight-line basis throughout the life of the lease. The difference in methodology was not previously considered material, but as the Company has grown, it was determined that adjustments should be made to properly comply with current accounting guidance. The expense adjustment to record the difference between the contractual rental payment amounts and straight-line expense over the lease terms as applicable totaled $165,000 ($95,000 net of tax, and less than $0.01 per share) and was recorded as a liability as of December 31, 2007. Adjustments made during 2008 increased the liability to $191,000 at December 31, 2008, and then adjustments made during 2009 decreased the liability to $184,000 at December 31, 2009. This timing difference will continue to decline over the remaining term of the Company’s leases through 2019.

Future minimum rental commitments under existing non-cancelable leases as of December 31, 2009 are as follows:

(In thousands):
2010	$713
2011	389
2012	392
2013	396
2014	347
Thereafter	661
$2,898

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

	Contractual amount – December 31,
(in thousands)	2009	2008
Commitments to extend credit	$84,017	$112,278
Standby letters of credit	3,975	7,119

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and have terms from less than one month to approximately 2.5 years. At December 31, 2009, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $4.0 million.

13. Fair Value Measurements and Disclosure

The following summary disclosures are made in accordance with the accounting standards related to fair value measurements and disclosure, which requires the disclosure of fair value information about both on- and off- balance sheet financial instruments where it is practicable to estimate that value.

	December 31, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$17,644	$17,644	$19,426	$19,426
Interest-bearing deposits	3,313	3,449	20,431	20,490
Investment securities	71,411	71,411	92,749	92,749
Loans, net	507,708	496,543	548,742	539,540
Cash surrender value of life insurance	14,972	14,972	14,460	14,460
Investment in bank stock	143	143	121	121
Financial Liabilities:
Deposits	561,660	561,150	508,486	507,847
Borrowings	40,000	39,970	155,045	154,689
Junior Subordinated Debt	10,716	10,716	11,926	11,926
Commitments to extend credit	--	--	--	--
Standby letters of credit	--	--	--	--

Current accounting standards clarify the definition of fair value, describe methods generally used to appropriately measure fair value in accordance with generally accepted accounting principles and expand fair value disclosure requirements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement applies whenever other accounting pronouncements require or permit fair value measurements.

The fair value hierarchy under current accounting guidance prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2, and Level 3). Level 1 inputs are unadjusted quoted p*rices in active markets (as defined) for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability, and reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk) in a principal market.

The Company performs fair value measurements on certain assets and liabilities as the result of the application of accounting guidelines and pronouncements that were relevant prior to the adoption of accounting standards related to fair value measurements. Some fair value measurements, such as for available-for-sale securities, junior subordinated debt, impaired loans that are collateral dependent, and interest rate swaps, are performed on a recurring basis, while others, such as impairment of goodwill and other intangibles, are performed on a nonrecurring basis.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2009 (in 000’s):

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	2009	(Level 1)	(Level 2)	(Level 3)
AFS securities (1)	$71,554	$8,648	$53,192	$9,714
Impaired loans	18,347		1,976	16,371
Goodwill	5,764			5,764
Core deposit intangible (2)	777			777
Total	$96,442	$8,648	$55,168	$32,626

(1)	Includes $143 in equity securities reported in other assets

(2)	Nonrecurring items

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	2009	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	$10,716			$10,716
Total	$10,716	$0	$0	$10,716

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2008 (in 000’s):

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

Upon adoption of the fair value option on January 1, 2007, the Company elected the fair value measurement option for all the Company’s pre-existing junior subordinated debentures, and subsequently for new junior subordinated debentures issued during July 2007 under USB Capital Trust II. The fair value of the debentures was determined based upon discounted cash flows utilizing observable market rates and credit characteristics for similar instruments. In its analysis, the Company used characteristics that distinguish market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. The adjustment for fair value at adoption was recorded as a cumulative-effect adjustment to the opening balance of retained earnings at January 1, 2007. Fair value adjustments subsequent to adoption were recorded in current earnings.

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

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on both a recurring and nonrecurring basis during the period (in 000’s):

	12/31/09	12/31/09	12/31/09	12/31/09	12/31/08	12/31/08	12/31/08
Reconciliation of Assets:	Impaired loans	CMO’s	Goodwill	Intangible assets	Impaired loans	CMO’s	Intangible assets
Beginning balance	$15,967	$12,800	$8790	$1,283	$2,211	$0	$0
Total gains or (losses) included in earnings (or changes in net assets)	(8,092)	(3,086)	(3,026)	(506)	(386)	(4,951)	(624)
Transfers in and/or out of Level 3	8,946	0	0	0	14,142	17,751	1,907
Ending balance	$16,371	$9,714	$5,764	$777	$15,967	$12,800	$1,283

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(2,589)	$(3,086)	$(3,026)	$(506)	$(3,168)	$(4,951)	$(624)

	12/31/2009	12/31/2008
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$11,926	$0
Total gains included in earnings (or changes in net assets)	(1,210)	(1,363)
Transfers in and/or out of Level 3	0	13,289
Ending balance	$10,716	$11,926
The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(1,210	$(1,363)

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

Investments – Available for sale securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data are not available for the last 30 days, a Level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level-2 pricing may include using a spread forward from the last observable trade or may use a proxy bond like a TBA mortgage to come up with a price for the security being valued. Changes in fair market value are recorded in other comprehensive loss as the securities are available for sale. At December 31, 2009 and December 31, 2008, the Company held three non-agency (private-label) collateralized mortgage obligations (CMO’s). Fair value of these securities (as well as review for other-than-temporary impairment) was performed by a third-party securities broker specializing in CMO’s. Fair value was based upon estimated cash flows which included assumptions about future prepayments, default rates, and the impact of credit risk on this type of investment security. Although the pricing of the CMO’s has certain aspects of Level 2 pricing, many of the pricing inputs are based upon unobservable assumptions of future economic trends and as a result the Company considers this to be Level 3 pricing.

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

Impaired Loans - Fair value measurements for impaired loans are performed pursuant to the criteria defined in the Receivables Topic of the FASB ASC, which was originally issued /under SFAS No. 114, and are based upon either collateral values supported by appraisals, or observed market prices when reasonable. In severe economic downturns and distressed markets where appraisals or observed market prices are not reasonable, management must use judgment and unobservable inputs to aid in the valuations of impaired loans. Changes are not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the loan loss reserve. Such adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for credit losses recorded in current earnings.

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

Deposits – In accordance with ASC Topic 820 (formerly SFAS No. 107), fair values for transaction and savings accounts are equal to the respective amounts payable on demand at December 31, 2009 and December 31, 2008 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed by ASC Topic 820. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Borrowings - Borrowings consist of federal funds sold, securities sold under agreements to repurchase, and other short-term borrowings. Fair values of borrowings were estimated using the rates currently offered for borrowings with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a valuation discounted cash flows model utilizing observable market rates and credit characteristics for similar instruments. In its analysis, the Company used characteristics that distinguish market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the periods presented, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. The Company believes the inputs to the model are subjective enough to the fair value determination of the junior subordinated debt to make them Level 3 inputs.

Off-balance sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. The contract amounts of commitments to extend credit and standby letters of credit are disclosed in Note 12. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at December 31, 2009 and 2008.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are deferred and recognized over the term of the commitment, and are not material to the Company’s consolidated balance sheet and results of operations.

14. Regulatory Matters

Capital Guidelines - The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements adopted by the Board of Governors of the Federal Reserve System (“Board of Governors”).  Failure to meet minimum capital requirements can initiate certain mandates and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the consolidated Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies. On March 23, 2010, the Company and the Bank entered into a regulatory agreement with the Federal Reserve Bank, which includes, among other things, a requirement to submit to the Federal Reserve, a written plan to maintain sufficient capital at both the Company and the Bank. Management fully expects to comply with this requirement of the agreement.

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

					To Be Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009 (Company):
Total Capital (to Risk Weighted Assets)	$91,213	14.30%	$51,037	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	83,149	13.03%	25,519	4.00%	N/A	N/A
Tier 1 Capital ( to Average Assets)	83,149	11.68%	28,471	4.00%	N/A	N/A

As of December 31, 2009 (Bank):
Total Capital (to Risk Weighted Assets)	$87,456	13.70%	$51,082	8.00%	$63,852	10.00%
Tier 1 Capital (to Risk Weighted Assets)	79,649	12.47%	25,541	4.00%	38,311	6.00%
Tier 1 Capital ( to Average Assets)	79,649	11.19%	28,471	4.00%	35,588	5.00%

As of December 31, 2008 - (Company):
Total Capital (to Risk Weighted Assets)	$89,769	13.23%	$54,293	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	81,225	11.97%	27,146	4.00%	N/A	N/A
Tier 1 Capital ( to Average Assets)	81,225	10.58%	23,022	3.00%	N/A	N/A

As of December 31, 2008 – (Bank):
Total Capital (to Risk Weighted Assets)	$86,161	12.61%	$54,680	8.00%	$68,351	10.00%
Tier 1 Capital (to Risk Weighted Assets)	78,234	11.45%	27,340	4.00%	41,010	6.00%
Tier 1 Capital ( to Average Assets)	78,234	10.44%	22,479	3.00%	37,466	5.00%

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

The Bank has agreed with the California Department of Financial Institutions, to maintain Tier I capital and leverage ratios that are at or in excess of 9.00%. In addition, the Bank has agreed to maintain total risk-based capital ratios at or in excess of 10.00% (at or above “Well Capitalized” levels as defined.) The Company is not subject to “Well Capitalized” guidelines under regulatory Prompt Corrective Action Provisions. Management believes, as of December 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2009 and 2008, the most recent notifications from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum total capital and Tier 1 capital (as defined) to risk-based assets (as defined), and a minimum leverage ratio of Tier 1 capital to average assets (as defined) as set forth in the proceeding discussion.  There are no conditions or events since the notification that management believes have changed the institution’s category.

Under regulatory guidelines, the $15 million in Trust Preferred Securities issued by USB Capital Trust II in July of 2008 qualifies as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities qualifies as Tier 2 capital.

Dividends – Cash dividends, if any, paid to shareholders are paid by the bank holding company, subject to restrictions set forth in the California General Corporation Law. All dividends declared during 2009 were in the form of stock dividends rather than cash dividends.

The primary source of funds with which cash dividends are paid to shareholders comes from cash dividends received by the Company from the Bank. For the year ended December 31, 2009, the Company received $200,000 in cash dividends from the Bank, from which the Company paid $11,000 in cash dividends to shareholders as a result of cash-in-lieu payments on stock dividends declared. Because the distributions made by the Bank to the Company over the past three fiscal years equal the amount of the Bank’s net income for the last three years, at December 31, 2008, the Bank had been required during 2009 to gain approval of the California State Department of Financial Institutions before paying dividends to the holding company. During the last three quarters of 2009, the Bank had been precluded from paying cash dividends to the Company. Pursuant to an agreement with the Federal Reserve Bank, the Bank may not pay dividends to the Company without prior approval.

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

Cash Restrictions - The Bank is required to maintain average reserve balances with the Federal Reserve Bank. In prior years, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank. At both December 31, 2009 and 2008, the Bank’s qualifying balance with the Federal Reserve Bank was $25,000 consisting of vault cash and balances.

15. Supplemental Cash Flow Disclosures

	Years Ended December 31,
(In thousands)	2009	2008	2007
Cash paid during the period for:
Interest	$7,599	$16,193	$21,147
Income Taxes	465	2,219	6,411
Noncash investing activities:
Loans transferred to foreclosed property	19,986	28,543	7,837
Dividends declared not paid	0	5	1,483
Supplemental disclosures related to acquisitions:
Deposits	--	--	69,600
Other liabilities	--	--	286
Securities available for sale	--	--	(7,414)
Loans, net of allowance for loan loss	--	--	(62,426)
Premises and equipment	--	--	(728)
Intangibles	--	--	(11,085)
Accrued interest and other assets	--	--	(3,396)
Stock issued	--	--	21,536
Net cash and equivalents acquired	--	--	6,373

16. Common Stock Dividend

The Company declared one-percent (1%) common stock dividends during each of the four quarters ended December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009. All 1% stock dividends were considered “small stock dividends” resulting in a transfer between retained earnings and common stock an amount equal to the number of shares issued in the stock dividend multiplied by the stock’s closing price at the date of declaration. Other than for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

On December 15, 2009, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of January 8, 2010, an additional 123,716 shares were issued to shareholders on January 20, 2010. Approximately $574,000 was transferred from retained earnings to common stock based upon the $4.64 closing price of the Company’s common stock on the declaration date of December 15, 2009. There were no fractional shares paid.

On September 22, 2009, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of October 9, 2009, an additional 122,476 shares were issued to shareholders on October 21, 2009. Approximately $613,000 was transferred from retained earnings to common stock based upon the $5.00 closing price of the Company’s common stock on the declaration date of September 22, 2009. There were no fractional shares paid.

On June 23, 2009, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of July 10, 2009, an additional 121,103 shares were issued to shareholders on July 22, 2009. Approximately $576,000 was transferred from retained earnings to common stock based upon the $4.75 closing price of the Company’s common stock on the declaration date of June 23, 2009. Fractional shares were paid in cash, with a cash-in-lieu of payment of approximately $2,000.

On March 24, 2009, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of April 10, 2009, an additional 118,726 shares were issued to shareholders on April 22, 2008. Approximately $919,000 was transferred from retained earnings to common stock based upon the $7.69 closing price of the Company’s common stock on the declaration date of March 24, 2009. Fractional shares were paid in cash, with a cash-in-lieu of payment of approximately $4,000.

The Company declared two one-percent (1%) stock dividends during 2008; one during the fourth quarter on December 16, 2008, and one during the third quarter on September 23, 2008. As with those declared in 2009, these were considered “small stock dividends.” Prior to the third quarter of 2008, the Company had declared quarterly cash dividends on its common stock.

17. Net (Loss) Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation. (Weighted average shares have been adjusted to give retroactive recognition for 2-for-1 stock split during May 2006 and 1% stock dividend for each of the quarters since the third quarter ended September 30, 2008):

	Years Ended December 31,
(In thousands, except earnings per share data)	2009	2008	2007
Net (loss) income available to common shareholders	$(4,537)	$4,070	$11,257
Weighted average shares outstanding	12,497	12,538	12,659
Add: dilutive effect of stock options	0	4	37
Weighted average shares outstanding adjusted for potential dilution	12,497	12,542	12,696
Basic (loss) earnings per share	$(0.36)	$0.32	$0.89
Diluted (loss) earnings per share	$(0.36)	$0.32	$0.89
Anti-dilutive shares excluded from earnings per share calculation	183	113	60

18. Other Comprehensive (Loss) Income

The following table provides a reconciliation of the amounts included in comprehensive income:
	Years Ended December 31
(In thousands)	2009	2008	2007
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain on sale securities – net of income tax (benefit) of 542, ($1,900), and $605	$813	$(2,850)	$909
Less: Reclassification adjustment for loss (gain) on sale of available-for-sale securities included in net income - net of income tax (benefit) of $15, $10, and $0	22	(15)	0

Net unrealized (loss) gain on available-for-sale securities - net income tax (benefit) of $557, ($1,910), and $605	$835	$(2,865)	$909

Unrealized loss on interest rate swaps:
Unrealized losses arising during period – net of income tax benefit of $0, $1, and $110	$(0)	$(3)	$(165)
Less: reclassification adjustments to interest income	0	5	310

Net change in unrealized loss on interest rate swaps - net of income tax $0, $1, and $97	$0	$2	$145

Previously unrecognized past service costs of employee benefit plans - net tax (benefit) of ($116), $62, and $55	$(165)	$93	$83

Total other comprehensive income (loss)	$670	$(2,770)	$1,137

19. Investment in Bank Stock

During December 2007, the Company purchased 33,854 common shares of Northern California Bancorp, Inc. (NRLB) in a privately negotiated transaction for a price of $11.50 per share or approximately $389,000. This purchase equals approximately 1.9% of NRLB’s outstanding stock and is accounted for as a marketable equity investment by the Company with changes in fair value recorded through other comprehensive (loss) income. NRLB is the holding company of Monterey County Bank.

At December 31, 2007, the Company recorded a loss in its equity investment in NRLB of $17,000 based on a quoted market price of $11.00 per share at that date. The Company may purchase additional common shares of NRLB as shares become available.

During the first quarter of 2008, the Company more thoroughly reviewed its equity position in NRLB stock and determined that the stock should more properly be accounted for as available-for-sale-securities (“AFS”) under the guidelines of ASC Topic 320, “Investments – Debt and Equity Instruments.”. Management’s decision was based upon the fact that these were clearly not trading securities. For this reason, the Company reclassified the NRLB stock holdings as available-for-sale securities effective January 1, 2008.

During the first quarter of 2008, the Company purchased an additional 6,517 shares at average price of $11.00 per share bringing the total shares owned to 40,371 at a total carrying value of $444,000. No further purchases we made during the remainder of 2008.

As with other debt and equity securities, the investment in NRLB stock is reviewed for other-than-temporary impairment. Although the Company has recorded an unrealized AFS loss of $301,000 ($180,000 net of tax) through other comprehensive (loss) income at December 31, 2009 pursuant to accounting guidelines, management has determined that the equity investment is not other-than-temporarily impaired at December 31, 2009. The AFS valuation was based upon a market price of $3.55 per share for NRLB’s stock at December 31, 2009. The Company believes this price is reflective of general market and economic conditions which have severely impacted financial stocks. The Company will continue to review its investment in NRLB stock on an ongoing basis as the economy recovers to determine whether the investment in NRLB stock is other-than-temporarily impaired.

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

During the year ended December 31, 2009, 488 shares were repurchased at a total cost of $3,700 and an average per share price of $7.50.

21. Goodwill and Intangible Assets

At December 31, 2009 the Company had $7.3 million of goodwill, $2.0 million of core deposit intangibles, and $69,000 of other identified intangible assets which were recorded in connection with various business combinations and purchases. The following table summarizes the carrying value of those assets at December 31, 2009 and 2008.

(in 000’s)	December 31, 2009	December 31, 2008
Goodwill	$7,391	$10,417
Core deposit intangible assets	1,585	2,278
Other intangible assets	449	723
Total goodwill and intangible assets	$9,425	$13,418

Core deposit intangibles and other identified intangible assets are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets and goodwill at least annually or more often as conditions require. The following table summarizes the amortization expense and impairment losses recorded on the Company’s intangible assets and goodwill for the years ended December 2009, 2008, and 2007.

(in 000’s)	2009	2008	2007
Amortization expense - core deposit intangibles	$636	$710	$864
Amortization expense - other intangibles	249	262	157
Total amortization expense	$885	$972	$1,021

Impairment losses - core deposit intangibles	$56	$624	$0
Impairment losses - other intangible assets	25	24	0
Impairment losses - goodwill	3,026	0	0
Total impairment losses	$3,107	$648	$0

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007. The Company conducted its annual impairment testing of the goodwill related to the Campbell reporting unit effective March 31, 2009 at which time the balance of the Campbell goodwill was $8.8 million. Impairment testing for goodwill is a two-step process.

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

During the second quarter of 2009, the Company utilized the services of an independent valuation firm to assist in determining the fair value of the Campbell operating unit under step-two guidelines and whether there was goodwill impairment. The second step in impairment analysis compares the fair value of the Campbell operating unit to the aggregate fair values of its individual assets, liabilities and identified intangibles. As a result of step-two impairment testing, the Company concluded that the goodwill related to the Campbell operating unit was impaired, and recognized a pre-tax and after-tax impairment loss of $3,026,000 at June 30, 2009. Because the Legacy merger was a tax-free transaction, the Bank receives no benefit for the loss recorded during 2009.

Core Deposit Intangibles: During the first quarter of 2009, the Company performed an annual impairment analysis of the core deposit intangible assets associated with the Legacy Bank merger completed during February 2007 (Campbell operating unit). The core deposit intangible asset, which totaled $3.0 million at the time of merger, is being amortized over an estimated life of approximately seven years. The Company recognized $450,000 and $523,000 in amortization expense related to the Legacy operating unit during the nine months ended December 31, 2009 and 2008, respectively. At December 31, 2009, the carrying value of the core deposit intangible related to the Legacy Bank merger was $777,000.

During the impairment analysis performed as of March 31, 2009, it was determined that the original deposits purchased from Legacy Bank during February 2007 continue to decline faster than originally anticipated. As a result of increased deposit runoff, particularly in noninterest-bearing checking accounts and savings accounts, the estimated value of the Campbell core deposit intangible was determined to be $1,107,000 at March 31, 2009 rather than the pre-adjustment carrying value of $1,164,000. As a result of the impairment analysis, the Company recorded a pre-tax impairment loss of $57,000 ($33,000, net of tax) reflected as a component of noninterest expense for the year ended December 31, 2009.

As a result of impairment testing of core deposit intangible assets related to the Campbell operating unit conducted during the first quarter of 2008, the Company recorded a pre-tax impairment loss of $624,000 ($364,000, net of tax) reflected as a component of noninterest expense for the year ended December 31, 2008.

Other Intangible Assets: During November 2007, the Company purchased the recurring contractual revenue stream and certain fixed assets from ICG Financial, LLC. Additionally, the Company hired all but one of the former employees of ICG Financial, LLC and its subsidiaries. The total purchase price was $414,000 including $378,000 for the recurring revenue stream and $36,000 for the fixed assets. As a department of the Bank, USB Financial Services provides wealth management, employee benefit, insurance and loan products, as well as consulting services for a variety of clients, utilizing employees hired from ICG Financial LLC. The original capitalized cost of $378,000 for the recurring revenue stream is being amortized over a period of approximately three years. During the fourth quarter of 2008, the Company determined that the purchased intangible asset associated with recurring contractual revenue stream was impaired. As a result the Company recognized a $24,000 impairment loss on the purchased intangible asset, reducing the carrying value of the intangible asset to $206,000 at December 31, 2008. The Company performed an impairment analysis during the fourth quarter of 2009, and determined that the recurring contractual revenue stream was further impaired, resulting in an impairment loss of $25,000 bringing the carrying value of the intangible asset to $69,000 at December 31, 2009.

22. Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares – (parent only)
Balance Sheets - December 31, 2009 and 2008
(In thousands)	2009	2008
Assets
Cash and equivalents	$20	$357
Investment in bank subsidiary	87,500	91,814
Investment in nonbank entity	0	99
Investment in bank stock	143	121
Other assets	477	476
Total assets	$88,140	$92,867

Liabilities & Shareholders' Equity
Liabilities:
Junior subordinated debt securities (at fair value) 12/31/07)	$10,716	$11,926
Accrued interest payable	0	0
Deferred taxes	1,916	1,436
Other liabilities	(313)	(105)
Total liabilities	12,319	13,257

Shareholders' Equity:
Common stock, no par value 20,000,000 shares authorized, 12,496,499 and 12,010,372 issued and outstanding, in 2009 and 2008	37,575	34,811
Retained earnings	40,499	47,722
Accumulated other comprehensive loss	(2,253)	(2,923)
Total shareholders' equity	75,821	79,610
Total liabilities and shareholders' equity	$88,140	$92,867

United Security Bancshares – (parent only)	Years Ended December 31,
Income Statements
(In thousands)	2009	2008	2007
Income
Dividends from subsidiaries	$200	$4,250	$17,600
Gain on fair value option of financial assets	1,145	1,363	2,504
Other income	0	10	0
Total income	1,345	5,623	20,104
Expense
Interest expense	331	734	1,234
Other expense	340	401	469
Total expense	671	1,135	1,703
Income before taxes and equity in undistributed income of subsidiary	674	4,488	18,401
Income tax expense	188	108	337
Deficit in undistributed income of subsidiary	(5,023)	(310)	(6,807)
Net (Loss) Income	$(4,537)	$4,070	$11,257

United Security Bancshares – (parent only)	Years Ended December 31,
Statement of Cash Flows
(In thousands)	2009	2008	2007
Cash Flows From Operating Activities
Net (loss) income	$(4,537)	$4,070	$11,257
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Deficit (equity) in undistributed income of subsidiary	5.023	310	6,807
Deferred taxes	471	567	998
Write-down of other investments	0	23	17
Gain on fair value option of financial liability	(1,145)	(1,363)	(2,504)
Amortization of issuance costs	0	0	0
Net change in other liabilities	(268)	(15)	381
Net cash (used in) provided by operating activities	(456)	3,592	16,956

Cash Flows From Investing Activities
Investment in bank stock	0	(72)	(389)
Proceeds from sale of investment in title company	99	0	0
Net cash provided by (used in) investing activities	99	(72)	(389)

Cash Flows From Financing Activities
Proceeds from stock options exercised	0	70	510
Net proceeds from issuance of junior subordinated debt	0	0	(923)
Repurchase and retirement of common stock	31	(1,220)	(10,095)
Payment of dividends on common stock	(11)	(4,559)	(5,930)
Net cash provided by (used in) financing activities	20	(5,709)	(16,438)

Net (decrease) increase in cash and cash equivalents	(337)	(2,189)	129
Cash and cash equivalents at beginning of year	357	2,546	2,417
Cash and cash equivalents at end of year	$20	$357	$2,546

Supplemental cash flow disclosures
Noncash financing activities:
Dividends declared not paid	$0	$5	$1,483

23. Quarterly Financial Data (unaudited)

Selected quarterly financial data for the years ended December 31, 2009 and 2008 are presented below:

	2009				2008
(In thousands except per share data)	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Interest income	$8,850	$8,870	$8,642	$9,312	$10,036	$10,936	$11,431	$12,744
Interest expense	1,605	1,711	1,847	2,164	2,967	3,509	3,702	4,759
Net interest income	7,245	7,159	6,795	7,148	7,069	7,427	7,729	7,985
Provision for credit losses	4,781	436	6,806	1,351	2,367	6,444	506	209
Gain (loss) on sale of securities	(37)	0	0	0	0	0	0	24
Other noninterest income	2,906	1,019	1,277	1,142	2,698	1,591	1,721	2,309
Noninterest expense	6,354	6,849	9,095	5,669	6,270	5,223	5,686	6,172
Income before income tax expense	(1,021)	893	(7,829)	1,270	1,130	(2,649)	3,258	3,937
Income tax (benefit) expense	(595)	200	(2,103)	348	289	(1,308)	1,188	1,437
Net (loss) income	$(426)	$693	$(5,726)	$922	$841	$(1,341)	$2,070	$2,500
Net (loss) income per share:
Basic	$(0.03)	$0.06	$(0.46)	$0.07	$0.07	$(0.11)	$0.16	$0.20
Diluted	$(0.03)	$0.06	$(0.46)	$0.07	$0.07	$(0.11)	$0.16	$0.20
Dividends declared per share	--	--	--	--	--	--	$0.13	$0.13
Average shares outstanding
For net income per share:
Basic	12,497	12,497	12,497	12,497	12,513	12,523	12,546	12,575
Diluted	12,497	12,497	12,497	12,497	12,513	12,530	12,549	12,585

24. Subsequent Events

Subsequent events are events or transactions that occur after the consolidated balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the consolidated balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were issued and, other than the item discussed below, no subsequent events occurred requiring accrual or disclosure.

Effective March 23, 2010, United Security Bancshares (the "Company") and its wholly owned subsidiary, United Security Bank (the "Bank"), entered into a written agreement with the Federal Reserve Bank of San Francisco. Under the terms of the agreement, the Company and the Bank agreed, among other things, to strengthen board oversight of management and the Bank's operations; submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on the past due loans, classified loans, and other real estate owned; maintain a sound process for determining, documenting, and recording an adequate allowance for loan and lease losses; improve the management of the Bank's liquidity position and funds management policies; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock, declare or pay any cash dividends, or pay interest on the Company's junior subordinated debt or trust preferred securities, without prior written approval from the Federal Reserve Bank.

This agreement was a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions in June 2009, and relates primarily to the Bank’s asset quality. Progress on these items has been made since the completion of the examination and management and the Board are committed to resolving all of the items addressed by the Federal Reserve in the agreement. Both the Company and the Bank will submit quarterly written progress reports to the Federal Reserve Bank.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

 a) As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in the Securities and Exchange Act Rule 13(a)-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective on a timely manner to alert them to material information relating to the Company which is required to be included in the Company’s periodic Securities and Exchange Commission filings.

(b) Changes in Internal Controls over Financial Reporting: During the quarter ended December 31, 2009, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls over financial reporting or other factors that could significantly affect these controls.

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

Management Report on Internal Control over Financial Reporting:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of United Security Bancshares and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

The Company’s system of internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with in the Company's definitive Proxy Statement for its 2010 Annual Meeting of Shareholders ("Proxy Statement").

Item 14. Principal Accounting Fees and Services

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Independent Accountant Fees and Services" set forth in the Company's definitive Proxy Statement for its 2010 Annual Meeting of Shareholders ("Proxy Statement").

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

(a)(3)   Exhibits

3.1	Articles of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

4.1	Specimen common stock certificate of United Security Bancshares (1)

10.1	Amended and Restated Executive Salary Continuation Agreement for Dennis Woods (4)

10.2	Amended and Restated Employment Agreement for Dennis R. Woods (4)

10.3	Amended and Restated Executive Salary Continuation Agreement for Kenneth Donahue (4)

10.4	Amended and Restated Change in Control Agreement for Kenneth Donahue (4)

10.5	Amended and Restated Executive Salary Continuation Agreement for David Eytcheson (4)

10.6	Amended and Restated Change in Control Agreement for David Eytcheson (4)

10.7	Amended and Restated Executive Salary Continuation Agreement for Rhodlee Braa (4)

10.8	Amended and Restated Change in Control Agreement for Rhodlee Braa (4)

10.9	Amended and Restated Executive Salary Continuation Agreement for William F. Scarborough (4)

10.10	Amended and Restated Change in Control Agreement for William F. Scarborough (4)

10.11	USB 2005 Stock Option Plan. Filed as Exhibit B to the Company's 2005 Schedule 14A Definitive Proxy filed April 18, 2005 and incorporated herein by reference.

10.12	Stock Option Agreement for William F. Scarborough dated August 1, 2005 (2)

10.13	Stock Option Agreement for Dennis R. Woods dated February 6, 2006 (3)

10.14	Written Agreement between United Security Bancshares, United Security Bank, and the Federal Reserve Bank of San Francisco dated March 23, 2010 (5)

11.1	Computation of earnings per share.

See Note 19 to Consolidated Financial Statements and related documents set forth in “Item 8. Financial Statements and Supplementary Data” of this report are filed as part of this report.

21	Subsidiaries of the Company

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed on April 4, 2001 as an exhibit to the Company’s filing on Form S-4 (file number 333-58256).

(2)	Previously filed on March 15, 2006 as an exhibit to the Company’s filing on Form 10-K for the year ended December 31, 2006 (file number 000-32987).

(3)	Previously filed on November 7, 2006 as an exhibit to the Company’s filing on Form 10-Q/A for the period ended March 31, 2006 (file number 000-32987).

(4)	Previously filed on March 17, 2007 as an exhibit to the Company’s filing on Form 10-K for the year ended December 31, 2007 (file number 000-32987).

(5)	Previously filed on March 25, 2010 as an exhibit to the Company’s filing on Form 8-K (file number 000-32987).

(b)           Exhibits filed:

See Exhibit Index under Item 15(a)(3) above for the list of exhibits required to be filed by Item 601 of regulation S-K with this report.

(c)           Financial statement schedules filed:

See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the year ended December 31, 2009 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 31st day of March, 2010

United Security Bancshares

March 31, 2010	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

March 31, 2010	/S/ Richard B. Shupe
Richard B. Shupe
Senior Vice President and Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date: 3/31/2010	/s/ Robert G. Bitter
Director

Date: 3/31/2010	/s/ Stanley J. Cavalla
Director

Date: 3/31/2010	/s/ Tom Ellithorpe
Director

Date: 3/31/2010	/s/ R. Todd Henry
Director

Date: 3/31/2010	/s/ Ronnie D. Miller
Director

Date: 3/31/2010	/s/ Robert M. Mochizuki
Director

Date: 3/31/2010	/s/ Walter Reinhard
Director

Date: 3/31/2010	/s/ John Terzian
Director

Date: 3/31/2010	/s/ Mike Woolf
Director