Form 10-Q
period 2010-03-31
UNITED SECURITY BANCSHARES
filed 2010-05-10
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32987

UNITED SECURITY BANCSHARES
 (Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of April 30, 2010: 12,621,452

TABLE OF CONTENTS

Facing Page

Table of Contents

PART I. Financial Information		1

Item 1.	Financial Statements	1

	Consolidated Balance Sheets	1
	Consolidated Statements of Operations and Comprehensive (Loss) Income	2
	Consolidated Statements of Changes in Shareholders' Equity	3
	Consolidated Statements of Cash Flows	4
	Notes to Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations		20

	Overview	20
	Results of Operations	23
	Financial Condition	27
	Asset/Liability Management – Liquidity and Cash Flow	34
	Regulatory Matters	35

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

	Interest Rate Sensitivity and Market Risk	37

Item 4T.	Controls and Procedures	38

PART II. Other Information		39

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Reserved	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

Signatures

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
March 31, 2010 and December 31, 2009

	March 31,	December 31,
(in thousands except shares)	2010	2009
Assets
Cash and due from banks	$16,607	$17,644
Federal funds sold	21,160	11,585
Cash and cash equivalents	37,767	29,229
Interest-bearing deposits in other banks	3,970	3,313
Investment securities available for sale (at fair value)	68,855	71,411
Loans and leases	521,087	508,573
Unearned fees	(1,047)	(865)
Allowance for credit losses	(16,204)	(15,016)
Net loans	503,836	492,692
Accrued interest receivable	2,430	2,497
Premises and equipment – net	13,121	13,296
Other real estate owned	38,130	36,217
Intangible assets	1,775	2,034
Goodwill	7,391	7,391
Cash surrender value of life insurance	15,099	14,972
Investment in limited partnership	2,168	2,274
Deferred income taxes - net	7,665	7,534
Other assets	9,422	9,708
Total assets	$711,629	$692,568

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$134,140	$139,724
Interest bearing	448,342	421,936
Total deposits	582,482	561,660

Other borrowings	37,000	40,000
Accrued interest payable	280	376
Accounts payable and other liabilities	4,416	3,995
Junior subordinated debentures (at fair value)	10,616	10,716
Total liabilities	634,794	616,747

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 12,621,452 and 12,496,499 issued and outstanding, in 2010 and 2009, respectively	38,235	37,575
Retained earnings	40,286	40,499
Accumulated other comprehensive loss	(1,686)	(2,253)
Total shareholders' equity	76,835	75,821
Total liabilities and shareholders' equity	$711,629	$692,568

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Quarters Ended March 31,
(In thousands except shares and EPS)	2010	2009
Interest Income:
Loans, including fees	$7,540	$8,067
Investment securities – AFS – taxable	853	1,190
Investment securities – AFS – nontaxable	15	15
Federal funds sold	8	0
Interest on deposits in other banks	10	40
Total interest income	8,426	9,312
Interest Expense:
Interest on deposits	1,158	1,705
Interest on other borrowings	107	459
Total interest expense	1,265	2,164
Net Interest Income Before
Provision for Credit Losses	7,161	7,148
Provision for Credit Losses	1,631	1,351
Net Interest Income	5,530	5,797
Noninterest Income:
Customer service fees	948	989
Loss on sale of other real estate owned	(56)	(77)
Gain (loss) on fair value of financial liability	157	(59)
Shared appreciation income	0	9
Other	264	279
Total noninterest income	1,313	1,141
Noninterest Expense:
Salaries and employee benefits	2,281	2,223
Occupancy expense	913	942
Data processing	19	42
Professional fees	387	400
FDIC/DFI insurance assessments	391	146
Director fees	57	66
Amortization of intangibles	203	228
Correspondent bank service charges	76	107
Impairment loss on core deposit intangible	57	57
Impairment loss on investment securities (cumulative total other-than-temporary loss of $3.9 million, net of $3.5 million recognized in other comprehensive loss, pre-tax)	244	163
Impairment loss on OREO	821	166
Loss on California tax credit partnership	106	107
OREO expense	282	305
Other	488	717
Total noninterest expense	6,325	5,669
Income Before Taxes on Income	518	1,269
Provision for Taxes on Income	76	348
Net Income	$442	$921
Other comprehensive income, net of tax:
Unrealized gain (loss) on available for sale securities, and past service costs of employee benefit plans - net income tax expense (benefit) of $378 and $(488)	567	(733)
Comprehensive Income	$1,009	$188
Net Income per common share
Basic	$0.04	$0.07
Diluted	$0.04	$0.07
Shares on which net income per common shares were based
Basic	12,621,452	12,622,238
Diluted	12,621,452	12,622,238

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Periods Ended March 31, 2010 (unaudited)

	Common	Common		Accumulated
	stock	stock		Other
	Number		Retained	Comprehensive
(In thousands except shares)	of Shares	Amount	Earnings	Income (Loss)	Total
Balance January 1, 2009	12,010,372	$34,811	$47,722	$(2,923)	$79,610

Net changes in unrealized loss on available for sale securities (net of income tax benefit of $489)				(733)	(733)
Dividends on common stock (cash-in-lieu)			(4)		(4)
Repurchase and cancellation of common shares	(488)	(4)			(4)
Common stock dividends	119,622	919	(919)		0
Other		37			37
Stock-based compensation expense		13			13
Net Income			921		921
Balance March 31, 2009	12,219,506	35,776	47,720	(3,656)	79,840

Net changes in unrealized loss on available for sale securities (net of income tax expense of $1,045)				1,568	1,568
Net changes in unrecognized past service Cost on employee benefit plans (net of income tax benefit of $116)				(165)	(165)
Dividends on common stock (cash-in-lieu)			(2)		(2)
Common stock dividends	366,993	1,761	(1,761)		0
Other		(2)			(2)
Stock-based compensation expense		40			40
Net Income			(5,458)		(5,458)
Balance December 31, 2009	12,496,499	37,575	40,499	(2,253)	75,821

Net changes in unrealized loss on available for sale securities (net of income tax expense of $378)				567	567
Common stock dividends	124,953	655	(655)		0
Stock-based compensation expense		5			5
Net Income			442		442
Balance March 31, 2010	12,621,452	$38,235	$40,286	$(1,686)	$76,835

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In thousands)	2010	2009
Cash Flows From Operating Activities:
Net (loss) income	$442	$921
Adjustments to reconcile net income:
to cash provided by operating activities:
Provision for credit losses	1,631	1,351
Depreciation and amortization	539	640
Accretion of investment securities	(10)	(20)
Decrease (increase) in accrued interest receivable	67	(363)
Decrease in accrued interest payable	(96)	(168)
Increase (decrease) in unearned fees	182	(179)
Increase in income taxes payable	8	894
Stock-based compensation expense	5	13
Decrease in accounts payable and accrued liabilities	(58)	(476)
Loss on sale of other real estate owned	56	77
Impairment loss on other real estate owned	821	166
Impairment loss on core deposit intangible	57	57
Impairment loss on investment securities	244	163
Increase in surrender value of life insurance	(126)	(136)
(Gain) loss on fair value option of financial liabilities	(157)	59
Loss on tax credit limited partnership interest	106	107
Net decrease in other assets	513	337
Net cash provided by operating activities	4,224	3,443

Cash Flows From Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(657)	16,464
Purchases of available-for-sale securities	(1,001)	0
Maturities and calls of available-for-sale securities	4,269	3,784
Proceeds from sale of investment in title company	0	99
Net increase in loans	(18,196)	(1,883)
Net proceeds from settlement of other real estate owned	2,143	1,515
Capital expenditures for premises and equipment	(141)	(59)
Net cash (used in) provided by investing activities	(13,583)	19,920

Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	4,781	1,561
Net increase in certificates of deposit	16,041	12,092
Net decrease in federal funds purchased	0	(17,360)
Net decrease in FHLB term borrowings	(3,000)	(24,500)
Proceeds from note payable	75	0
Repurchase and retirement of common stock	0	33
Payment of dividends on common stock	0	(5)
Net cash provided (used in) by financing activities	17,897	(28,179)

Net increase (decrease) in cash and cash equivalents	8,538	(4,816)
Cash and cash equivalents at beginning of period	29,229	19,426
Cash and cash equivalents at end of period	$37,767	$14,610

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries - Notes to Consolidated Financial Statements - (Unaudited)

1.	Organization and Summary of Significant Accounting and Reporting Policies

The consolidated financial statements include the accounts of United Security Bancshares, and its wholly owned subsidiary United Security Bank (the “Bank”) and two bank subsidiaries, USB Investment Trust (the “REIT”) and United Security Emerging Capital Fund, (collectively the “Company” or “USB”). Intercompany accounts and transactions have been eliminated in consolidation

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its 2009 Annual Report on Form 10-K. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring, nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

Certain reclassifications have been made to the 2009 financial statements to conform to the classifications used in 2010.

New Accounting Standards:

In June 2009, the FASB revised ACS Topic 860 “Transfers and Servicing” to amend existing guidance by eliminating the concept of a qualifying special-purpose entity (QSPE), creating more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifying other sale-accounting criteria and changing the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 and for subsequent interim and annual periods. The adoption of this standard as of January 1, 2010 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. FASB ASU No. 2010-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation. Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation are effective for the first reporting period beginning after December 15, 2009. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010. This update became effective for the Company in the quarter ended March 31, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements will become effective with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements.

2.	Investment Securities Available for Sale

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of March 31, 2010 and December 31, 2009:

		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Carrying
(In thousands)	Cost	Gains	Losses	Amount)
March 31, 2010:
U.S. Government agencies	$34,525	$1,500	$(12)	$36,013
U.S. Government agency CMO’s	12,724	397	(12)	13,109
Residential mortgage obligations	13,567	0	(3,674)	9,893
Obligations of state and political subdivisions	1,252	37	0	1,289
Other investment securities	9,033	0	(482)	8,551
	$71,101	$1,934	$(4,180)	$68,855
December 31, 2009:
U.S. Government agencies	$35,119	$1,469	$(2)	$36,586
U.S. Government agency CMO’s	14,954	376	(10)	15,320
Residential mortgage obligations	14,273	0	(4,559)	9,714
Obligations of state and political subdivisions	1,252	33	0	1,285
Other investment securities	9,004	0	(498)	8,506
	$74,602	$1,878	$(5,069)	$71,411

Included in other investment securities at March 31, 2010 are a short-term government securities mutual fund totaling $7.5 million and a money-market mutual fund totaling $1.0 million. Included in other investment securities at December 31, 2009, is a short-term government securities mutual fund totaling $7.5 million, and an overnight money-market mutual fund totaling $1.0 million. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

The amortized cost and fair value of securities available for sale at March 31, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	March 31, 2010
	Amortized	Fair Value
(In thousands)	Cost	(Carrying Amount)
Due in one year or less	$11,042	$10,611
Due after one year through five years	3,641	3,677
Due after five years through ten years	11,127	11,727
Due after ten years	19,000	19,838
Collateralized mortgage obligations	26,291	23,002
	$71,101	$68,855

There were no realized gains or losses on sales of available-for-sale securities during the three months ended March 31, 2010 or 2009. There were other-than-temporary impairment losses on certain of the Company’s residential mortgage obligations (private label collateralized mortgage obligations) totaling $244,000 and $163,000 for the three months ended March 31, 2010 and 2009, respectively.

Securities that have been temporarily impaired less than 12 months at March 31, 2010 are comprised of one U.S. government agency security with a weighted average life of 3.0 years and one collateralized mortgage obligation with a weighted average life of 0.8 years. As of March 31, 2010, there were three residential mortgage obligations and one other investment security with a total weighted average life of 3.2 years that have been temporarily impaired for twelve months or more.

The following summarizes the total of temporarily impaired and other-than-temporarily impaired investment securities at Match 31, 2010 (see discussion below for other than temporarily impaired securities included here):

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$990	$(12)	$0	$0	$990	$(12)
U.S. Government agency CMO’s	1,323	(12)	0	0	1,323	(12)
Residential mortgage obligations	0	0	9,893	(3,674)	9,893	(3,674)
Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	7,518	(482)	7,518	(482)
Total impaired securities	$2,313	$(24)	$17,411	$(4,156)	$19,724	$(4,180)

Securities that have been temporarily impaired less than 12 months at March 31, 2009 are comprised of two collateralized mortgage obligations and one U.S. government agency security with a total weighted average life of 0.5 years. As of March 31, 2009, there were three residential mortgage obligations and two other investment securities with a total weighted average life of 2.8 years that have been temporarily impaired for twelve months or more.

The following summarizes temporarily impaired investment securities at March 31, 2009:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$143	$(1)	$0	$0	$143	$(1)
U.S. Government agency CMO’s	6,870	(68)	0	0	6,870	(68)
Residential mortgage obligations	0	0	9,350	(7,400)	9,350	(7,400)
Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	12,346	(654)	12,346	(654)
Total impaired securities	$7,013	$(69)	$21,696	$(8,054)	$28,709	$(8,123)

At March 31, 2010 and December 31, 2009, available-for-sale securities with an amortized cost of approximately $63.5 million and $66.5 million (fair value of $62.9 million and $65.4 million) were pledged as collateral for public funds, and treasury tax and loan balances.

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

In the first segment, the Company considers many factors in determining OTTI, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to the Company at the time of the evaluation.

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

At March 31, 2010, the decline in market value for all but three (see below) of the impaired securities is attributable to changes in interest rates and illiquidity, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.

At March 31, 2010, the Company had three non-agency collateralized mortgage obligations which have been impaired more than twelve months. The three non-agency collateralized mortgage obligations had a market value of $9.9 million and unrealized losses of approximately $3.7 million at March 31, 2010. All three non-agency mortgage-backed securities were rated less than high credit quality at March 31, 2010. The Company evaluated  these three non-agency collateralized mortgage obligations for OTTI by comparing the present value of expected cash flows to previous estimates to determine whether there had been adverse changes in cash flows during the quarter. The OTTI evaluation was conducted utilizing the services of a third party specialist and consultant in MBS and CMO products. The cash flow assumptions used in the evaluation included a number of factors including changes in delinquency rates, anticipated prepayment speeds, loan-to-value ratios, changes in agency ratings, and market prices. As a result of the impairment evaluation, the Company determined that there had been adverse changes in cash flows in all three of the three non-agency collateralized mortgage obligations reviewed, and concluded that these three non-agency collateralized mortgage obligations were other-than-temporarily impaired. The three CMO securities had other-than-temporary-impairment losses of $3.9 million, of which $244,000 was recorded as expense and $3.7 million was recorded in other comprehensive loss. These three non-agency collateralized mortgage obligations remained classified as available for sale at March 31, 2010.

The following table details the three non-agency collateralized mortgage obligations with other-than-temporary-impairment, their credit rating at March 31, 2010, the related credit losses recognized in earnings during the quarter, and impairment losses in other comprehensive loss:

	RALI 2006-QS1G A10	RALI 2006 QS8 A1	CWALT 2007- 8CB A9
	Rated CCC	Rated CCC	Rated CCC	Total
Amortized cost – before OTTI	$4,676,372	$1,401,642	$7,733,440	$13,811,454
Credit loss – Quarter ended March 31, 2010	(192,179)	(24,148)	(28,137)	(244,464)
Other impairment (OCI)	(1,304,357)	(356,215)	(2,013,400)	(3,673,972)
Carrying amount – March 31, 2010	$3,179,836	$1,021,279	$5,691,903	$9,893,018
Total impairment - YTD March 31, 2010	$(1,496,536)	$(380,363)	$(2,041,537)	$(3,918,436)

The total other comprehensive loss (OCI) balance of $3.7 million in the above table is included in unrealized losses of 12 months or more at March 31, 2010.

3.	Loans and Leases

Loans include the following:

	March 31,	% of	December 31,	% of
(In thousands)	2010	Loans	2009	Loans
Commercial and industrial	$178,617	34.4%	$167,930	33.0%
Real estate – mortgage	173,737	33.3%	165,629	32.6%
RE construction and development	98,618	18.9%	105,220	20.7%
Agricultural	51,113	9.8%	50,897	10.0%
Installment/other	18,340	3.5%	18,191	3.6%
Lease financing	662	0.1%	706	0.1%
Total Gross Loans	$521,087	100.0%	$508,573	100.0%

The Company had $1.3 million in loans over 90 days past due and still accruing at March 31, 2010. Loans over 90 days past due and still accruing totaled $486,000 at December 31, 2009. Nonaccrual loans totaled $32.7 million and $34.8 million at March 31, 2010 and December 31, 2009, respectively.

An analysis of changes in the allowance for credit losses is as follows:

	March 31,	December 31,	March 31,
(In thousands)	2010	2009	2009
Balance, beginning of year	$15,016	$11,529	$11,529
Provision charged to operations	1,631	13,375	1,351
Losses charged to allowance	(449)	(10,145)	(2,598)
Recoveries on loans previously charged off	6	257	166
Balance at end-of-period	$16,204	$15,016	$10,448

The allowance for credit losses represents management's estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. The formula allowance for unfunded loan commitments totaling $195,000 and $234,000 at March 31, 2010 and December 31, 2009, respectively, is carried in other liabilities. The Company’s market areas of the San Joaquin Valley, the greater Oakhurst area, East Madera County, and Santa Clara County, have all been impacted by the economic downturn related to depressed real estate markets and the tightening of liquidity markets. The Company has taken these events into account when reviewing estimates of factors that may impact the allowance for credit losses.

The Company grades “problem” or “classified” loans according to certain risk factors associated with individual loans within the loan portfolio. Classified loans consist of loans which have been graded substandard, doubtful, or loss based upon inherent weaknesses in the individual loans or loan relationships. Classified loans include not only impaired loans (as defined under SFAS No. 114), but also loans which based upon inherent weaknesses result in a risk grading of substandard, doubtful, or loss. The following table summarizes the Company’s classified loans at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
(in 000's)	2010	2009
Impaired loans	$51,932	$53,794
Classified loans not considered impaired	12,792	15,816
Total classified loans	$64,724	$69,610

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the periods presented:

(in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Total impaired loans at period-end	$51,932	$53,794	$58,030
Impaired loans which have specific allowance	32,938	26,266	29,711
Total specific allowance on impaired loans	9,339	7,974	4,393
Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	18,994	27,528	28,319

(in thousands)	YTD – 3/31/10	YTD - 12/31/09	YTD – 3/31/09
Average recorded investment in impaired loans during period	$52,863	$59,595	$56,201
Income recognized on impaired loans during period	$155	$326	$0

4.	Deposits

Deposits include the following:
	March 31, December 31,
(In thousands)	2010	2009
Noninterest-bearing deposits	$134,140	$139,724
Interest-bearing deposits:
NOW and money market accounts	167,547	158,795
Savings accounts	35,759	34,146
Time deposits:
Under $100,000	66,064	64,481
$100,000 and over	178,972	164,514
Total interest-bearing deposits	448,342	421,936
Total deposits	$582,482	$561,660

Total brokered deposits included in time deposits above	$120,303	$129,352

5.	Short-term Borrowings/Other Borrowings

At March 31, 2010, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $136.5 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $43.0 million. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB and certain qualifying mortgage loans. At March 31, 2010, the Company had total outstanding balances of $37.0 million drawn against its FHLB line of credit. The weighted average cost of borrowings outstanding at March 31, 2010 was 0.19%. The $37.0 million in FHLB borrowings outstanding at March 31, 2010 are summarized in the table below.

FHLB term borrowings at March 31, 2010 (in 000’s):

Term	Balance at 3/31/10	Fixed Rate	Maturity
6-month	$28,000	0.18%	7/29/10
6-month	9,000	0.21%	7/29/10
	$37,000	0.19%

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

6.	Supplemental Cash Flow Disclosures

	Three Months Ended March 31,
(In thousands)	2010	2009
Cash paid during the period for:
Interest	$1,360	$2,232
Income Taxes	$68	59
Noncash investing activities:
Dividends declared not paid	$0	$4
Loans transferred to foreclosed assets	$5,180	$721

7.	Common Stock Dividend

On March 23, 2010, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of April 9, 2010, an additional 124,965 shares were issued to shareholders on April 21, 2010. Because the stock dividend was considered a “small stock dividend”, approximately $655,000 was transferred from retained earnings to common stock based upon the $5.24 closing price of the Company’s common stock on the declaration date of March 23, 2010. There were no fractional shares paid. Other than for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

8.	Net (Loss) Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended March 31,
(In thousands except earnings per share data)	2010	2009
Net income available to common shareholders	$442	$921

Weighted average shares issued	12,621	12,622
Add: dilutive effect of stock options	0	0
Weighted average shares outstanding adjusted for potential dilution	12,621	12,622

Basic earnings per share	$0.04	$0.07
Diluted earnings per share	$0.04	$0.07
Anti-dilutive shares excluded from earnings per share calculation	194	185

The Company’s average weighted shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders of record on April 9, 2010.

9.	Stock Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the grant-date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period).

Included in salaries and employee benefits for the three months ended March 31, 2010 and 2009 is $5,000 and $13,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to either quarter.

A summary of the Company’s options as of January 1, 2010 and changes during the three months ended March 31, 2010 is presented below.

		Weighted		Weighted
		Average		Average
	2005	Exercise	1995	Exercise
	Plan	Price	Plan	Price
Options outstanding January 1, 2010	160,820	$15.38	16,984	$11.50
Options granted during period	25,000	4.75	0	—
1% common stock dividends – 2010	1,858	(0.14)	170	(0.11)
Options outstanding March 31, 2010	187,678	$13.81	17,154	$11.39

Options exercisable at March 31, 2010	127,744	$15.17	16,942	$11.39

As of March 31, 2010 and 2009, there was $70,000 and $68,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 0.9 years and 0.5 years, respectively. No options were exercised during the three months ended March 31, 2010 or 2009.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Weighted average grant-date fair value of stock options granted	$2.22	n/a
Total fair value of stock options vested	$61,543	$68,690
Total intrinsic value of stock options exercised	n/a	n/a

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

The Bank expenses the fair value of  options on a straight-line basis over the vesting period for each separately vesting portion of the award. The Bank estimates forfeitures and only recognizes expense for those shares expected to vest. Based upon historical evidence, the Company has determined that because options are granted to a limited number of key employees rather than a broad segment of the employee base, expected forfeitures, if any, are not material.

Three Months Ended
March 31, 2010
Risk Free Interest Rate	2.71%
Expected Dividend Yield	0.00%
Expected Life in Years	6.50 Years
Expected Price Volatility	43.07%

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

10.	Income Taxes

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

The Company again reviewed its REIT tax position as of March 31, 2010. There have been no changes to the Company’s tax position with regard to the REIT during the quarter ended March 31, 2010. The Company had approximately $684,000 and $653,000 accrued for the payment of interest and penalties at March 31, 2010 and December 31, 2009, respectively. It is the Company’s policy to recognize interest expense related to unrecognized tax benefits, and penalties, as a component tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in 000’s):

Balance at January 1, 2010	$1,560
Additions for tax provisions of prior years	21
Balance at March 31, 2010	$1,581

11.	Junior Subordinated Debt/Trust Preferred Securities

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

At March 31, 2010 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow valuation model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month Libor curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument, adjusted for deferrals of interest payments per the Company’s election at March 31, 2010. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 8.7% discount rate used represents what a market participant would consider under the circumstances.

The fair value calculation performed at March 31, 2010 resulted in a pretax gain adjustment of $157,000 ($92,000, net of tax) for the quarter ended March 31, 2010. The previous year’s fair value calculation performed at March 31, 2009 resulted in a pretax loss adjustment of $59,000 ($34,000 net of tax) for the quarter ended March 31, 2009.

12.	Fair Value Measurements and Disclosure

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

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
On-Balance sheet:
Financial Assets:
Cash and cash equivalents	$16,607	$16,607	$17,644	$17,644
Interest-bearing deposits	3,970	4,133	3,313	3,449
Investment securities	68,855	68,855	71,411	71,411
Loans, net	520,040	507,784	507,708	496,543
Cash surrender value of life insurance	15,099	15,099	14,972	14,972
Investment in bank stock	143	143	143	143
Financial Liabilities:
Deposits	582,482	581,926	561,660	561,150
Borrowings	37,000	36,972	40,000	39,970
Junior Subordinated Debt	10,616	10,616	10,716	10,716

Off-Balance sheet:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical underlying security that may, or may not, be actively traded. Level 2 financial assets also include certain impaired loans which are evaluated based on the observable inputs, specifically current appraisals. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no significant transfers in or out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2010.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of March 31, 2010 (in 000’s):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
AFS Securities (2):
Other investment securities	$8,694	$8,694
U.S. government agencies	36,013		$36,013
U.S. government agency CMO’s	13,109		13,109
Obligations of states &
political subdivisions	1,289		1,289
Residential mortgage obligations	9,893			$9,893
Total AFS securities	68,998	8,694	50,411	9,893
Impaired loans (1):
Commercial and industrial	2,878		29	2,849
Real estate mortgage	6,240		451	5,789
RE construction & development	13,722		2,734	10,988
Agricultural	760		0	760
Total impaired loans	23,600		3,214	20,386
Core deposit intangibles (1)	619			619
Total	$93,217	$8,694	$53,625	$30,898
(1)	nonrecurring
(2)	Includes $143 in equity securities reported in other assets on the balance sheet

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	$10,616			$10,616
Total	$10,616	$0	$0	$10,616

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and nonrecurring basis during the year ended December 31, 2009 (in 000’s):

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

The nonrecurring fair value measurements performed during the three months ended March 31, 2010 resulted in pretax fair value impairment adjustments of $57,000 ($33,000 net of tax) to the core deposit intangible asset. The impairment adjustments are reflected as a component of noninterest expense for the nine months ended March 31, 2010.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring and non-recurring basis during the three months ended March 31, 2010 and 2009 (in 000’s):

	3/31/10	3/31/10	3/31/10	3/31/09	3/31/09	3/31/09
Reconciliation of Assets:	Impaired loans	CMO’s	Intangible assets	Impaired loans	CMO’s	Intangible assets
Beginning balance	$16,371	$9,714	$77	$15,967	$12,800	$1,489
Total gains or (losses) included in earnings (or other comprehensive loss)	(731)	179	(158)	(3,685)	(3,286)	(176)
Transfers in and/or out of Level 3	4,746	0	0	10,930	0	(206)
Ending balance	$20,386	$9,893	$619	$23,212	$9,514	$1,107

The amount of total gains or (losses) for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(568)	$179	$(158)	$(1,256)	$(3,286)	$(176)

	3/31/2010	3/31/2009
Reconciliation of Liabilities:	Junior Sub Debt	Junior Sub Debt
Beginning balance	$10,716	$11,926

Total gains included in earnings (or changes in net assets)	(100)	(39)
Transfers in and/or out of Level 3	0	0
Ending balance	$10,616	$11,887

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(100)	$(39)

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

Investments – Available for sale securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data are not available for the last 30 days, a Level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level-2 pricing may include using a spread forward from the last observable trade or may use a proxy bond like a TBA mortgage to come up with a price for the security being valued. Changes in fair market value are recorded in other comprehensive loss as the securities are available for sale. At March 31, 2010 and December 31, 2009, the Company held three non-agency (private-label) collateralized mortgage obligations (CMO’s). Fair value of these securities (as well as review for other-than-temporary impairment) was performed by a third-party securities broker specializing in CMO’s. Fair value was based upon estimated cash flows which included assumptions about future prepayments, default rates, and the impact of credit risk on this type of investment security. Although the pricing of the CMO’s has certain aspects of Level 2 pricing, many of the pricing inputs are based upon unobservable assumptions of future economic trends and as a result the Company considers this to be Level 3 pricing.

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

Deposits – In accordance with ASC Topic 820 (formerly SFAS No. 107), fair values for transaction and savings accounts are equal to the respective amounts payable on demand at March 31, 2010 and December 31, 2009 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed by ASC Topic 820. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Borrowings - Borrowings consist of federal funds sold, securities sold under agreements to repurchase, and other short-term borrowings. Fair values of borrowings were estimated using the rates currently offered for borrowings with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a valuation discounted cash flows model utilizing observable market rates and credit characteristics for similar instruments. In its analysis, the Company used characteristics that distinguish market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the three month period ended March 31, 2010, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. The Company believes the inputs to the model are subjective enough to the fair value determination of the junior subordinated debt to make them Level 3 inputs.

Off-balance sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at March 31, 2010 and December 31, 2009.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheet and results of operations.

13.	Goodwill and Intangible Assets

At March 31, 2010 and December 31, 2009 the Company had goodwill, core deposit intangibles, and other identified intangible assets which were recorded in connection with various business combinations and purchases. The following table summarizes the carrying value of those assets at March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
Goodwill	$7,391	$7,391
Core deposit intangible assets	1,381	1,585
Other identified intangible assets	394	449
Total goodwill and intangible assets	$9,166	$9,425

Core deposit intangibles and other identified intangible assets are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets and goodwill at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007 and totaled approximately $8.8 million at March 31, 2009. The Company conducted its annual impairment testing of the goodwill related to the Campbell reporting unit effective March 31, 2010. Impairment testing for goodwill is a two-step process.

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

Core Deposit Intangibles: During the first quarter of 2010, the Company performed an annual impairment analysis of the core deposit intangible assets associated with the Legacy Bank merger completed during February 2007 (Campbell operating unit). The core deposit intangible asset, which totaled $3.0 million at the time of merger, is being amortized over an estimated life of approximately seven years. The Company recognized $101,000 and $119,000 in amortization expense related to the Legacy operating unit during the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, the carrying value of the core deposit intangible related to the Legacy Bank merger was $619,000.

During the impairment analysis performed as of March 31, 2010, it was determined that the original deposits purchased from Legacy Bank during February 2007 continue to decline faster than originally anticipated. As a result of increased deposit runoff, particularly in noninterest-bearing checking accounts and savings accounts, the estimated value of the Campbell core deposit intangible was determined to be $619,000 at March 31, 2010 rather than the pre-adjustment carrying value of $675,000. As a result of the impairment analysis, the Company recorded a pre-tax impairment loss of $57,000 ($33,000, net of tax) reflected as a component of noninterest expense for the quarter ended March 31, 2010.

As a result of impairment testing of core deposit intangible assets related to the Campbell operating unit conducted during the first quarter of 2009, the Company recorded a pre-tax impairment loss of $57,000 ($33,000, net of tax) reflected as a component of noninterest expense for the quarter ended March 31, 2009.

14.	Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) competitive pressures in the banking industry and changes in the regulatory environment; ii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; iv) credit quality deterioration that could cause an increase in the provision for loan losses; v) Asset/Liability matching risks and liquidity risks; volatility and devaluation in the securities markets, vi) expected cost savings from recent acquisitions are not realized, and, vii) potential impairment of goodwill and other intangible assets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

United Security Bancshares (the “Company” or “Holding Company") is a California corporation incorporated during March of 2001 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended.. United Security Bank (the “Bank”) is a wholly-owned bank subsidiary of the Company and was formed in 1987. References to the Company are references to United Security Bancshares (including the Bank). References to the Bank are to United Security Bank, while references to the Holding Company are to the parent-only, United Security Bancshares. The Company currently has eleven banking branches, which provide financial services in Fresno, Madera, Kern, and Santa Clara counties in the state of California.

Trends Affecting Results of Operations and Financial Position

The following table summarizes the nine-month and year-to-date averages of the components of interest-bearing assets as a percentage of total interest-bearing assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	3/31/10	12/31/09	3/31/09
Loans and Leases	83.78%	85.09%	83.89%
Investment securities available for sale	11.60%	13.38%	14.06%
Interest-bearing deposits in other banks	0.42%	0.94%	2.05%
Federal funds sold	4.20%	0.59%	0.00%
Total earning assets	100.00%	100.00%	100.00%

NOW accounts	9.90%	8.80%	8.21%
Money market accounts	22.96%	22.68%	19.85%
Savings accounts	7.06%	6.86%	7.05%
Time deposits	50.16%	39.94%	33.00%
Other borrowings	7.77%	19.44%	29.64%
Subordinated debentures	2.15%	2.28%	2.25%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

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

With market rates of interest remaining at historically low levels for more than a year, the Company continues to experience compressed net interest margins, although margins have increased to some degree during the first quarter of 2010. The Company’s net interest margin was 4.78% for the three months ended March 31, 2010, as compared to 4.51% for the year ended December 31, 2009, and 4.48% for the three months ended March 31, 2009. With approximately 58% of the loan portfolio in floating rate instruments at March 31, 2010, the effects of low market rates continue to impact loan yields. The Company has sought to mitigate the low-interest rate environment with loan floors applied to new and renewed loans over the past year. Loans yielded 6.01% during the three months ended March 31, 2010, as compared to 5.83% for the year ended December 31, 2009, and 6.03% for the three months ended March 31, 2009. The Company’s cost of funds has continued to decline over the past year and is largely responsible for the increase in net interest margin experienced during the quarter ended March 31, 2010. The cost of interest-bearing liabilities was 1.04% for the three months ended March 31, 2010, as compared to 1.43% for the year ended December 31, 2009, and 1.68% for the three months ended March 31, 2009. Wholesale borrowing and brokered deposit rates have remained low since late 2008, resulting in overnight and short-term borrowing rates of less than 0.50% during much of the past year. The Company has benefited from these rate declines, as it has continued to utilize overnight and short-term borrowing lines through the Federal Reserve and Federal Home Loan Bank. The company will continue to utilize these funding sources as required to maintain prudent liquidity levels, while seeking to increase core deposits when possible.

Total noninterest income of $1.3 million reported for the three months ended March 31, 2010 increased $172,000 or 15.1% as compared to the three months ended March 31, 2009. The increase in noninterest income between the two quarterly periods is primarily the result of the fair value gain adjustments on the Company’s junior subordinated debt which included fair value gains of $157,000 recognized during the three months ended March 31, 2010, as compared to fair value losses of 59,000 recognized during the three months ended March 31, 2009, an increase of $216,000 between the two periods. Noninterest income continues to be driven by customer service fees, which totaled $948,000 for the three months ended March 31, 2010, representing a decrease of $41,000 or 4.2% over the $989,000 in customer service fees reported for the three months ended March 31, 2009. Customer service fees represented 72.2% and 86.7% of total noninterest income for the three-month periods ended March 31, 2010 and 2009, respectively.

Noninterest expense increased approximately 656,000 or 11.6% between the three-month periods ended March 31, 2009 and March 31, 2010. The primary reason for the increase in noninterest expense experienced during the first three months of 2010 was the result of increases in impairment losses on other real estate owned through foreclosure and investment securities, as well as increases in FDIC insurance assessments during the period.

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

The Company has not paid any cash dividends on its common stock since the second quarter of 2008 and does not expect to resume cash dividends on its common stock for the foreseeable future. Because the Company has elected to defer the quarterly payments of interest on its junior subordinated debentures issued in connection with the trust preferred securities as discussed above, the Company is prohibited from paying cash dividends on its common stock during the deferral period. In addition, pursuant to a formal agreement entered into with the Federal Reserve Bank during the first quarter of 2010, the Company and the Bank are precluded from paying cash dividends without prior consent of the Federal Reserve.  On March 23, 2010 the Company’s Board of Directors again declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of April 9, 2010, an additional 124,965 shares were issued to shareholders on April 21, 2010. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividend to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets during the three months ended March 31, 2010. Total assets increased approximately $19.1 million during the three months ended March 31, 2010, with an increase of $12.5 million in loans. Decreases of $3.0 million in FHLB term borrowings were partially offset by increases in brokered and other deposits. Net increases of $17.8 million in deposits and borrowings experienced during the three months ended March 31, 2010, were utilized to fund increases in loans during the period as well as increases in federal funds sold to enhance liquidity. Average loans comprised approximately 84% of overall average earning assets during the three months ended March 31, 2010, a percentage that has remained stable over the past three years.

Nonperforming assets, which are primarily related to the real estate loan and property portfolio, have declined slightly during the first quarter of 2010 but remain high as real estate markets continue to suffer from the mortgage crisis which began during mid-2007. Nonaccrual loans totaling $32.7 million at March 31, 2010, decreased $2.0 million from the balance reported at December 31, 2009. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans.  Impaired loans decreased $1.9 million during the three months ended March 31, 2010 to a balance of $51.9 million at March 31, 2010. Other real estate owned through foreclosure increased $1.9 million between December 31, 2009 and March 31, 2010, as transfers of $5.2 million in loans to other real estate owned during the quarter more than offset write-downs and sales of those assets during the period. As a result of these events, nonperforming assets as a percentage of total assets decreased from 12.56% at December 31, 2009 to 12.22% at March 31, 2010.

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on identifying and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Provisions made to the allowance for credit losses, totaled $1.6 million during the three months ended March 31, 2010, as compared to $13.4 million for the year ended December 31, 2009 and $1.4 million for the three months ended March 31, 2009. Net loan and lease charge-offs during the three months ended March 31, 2010 totaled $443,000, as compared to $9.9 million and $2.4 million for the year ended December 31, 2009 and three months ended March 31, 2009, respectively.

Deposits increased by $20.8 million during the three months ended March 31, 2010, with increases experienced in all interest-bearing deposit accounts. Increases in time deposits experienced during the quarter ended March 31, 2010 were primarily the result of increases in brokered deposits, allowing the Company to continue to reduce its reliance on borrowed funds, while enhancing liquidity.

Although balances have declined during the most recent quarter, the Company continues to utilize overnight borrowings and other term credit lines, with borrowings totaling $37.0 million at March 31, 2010 as compared to $40.0 million at December 31, 2009. The average rate of those term borrowings was 0.19% at March 31, 2010, as compared to 0.86% at December 31, 2009. Although the Company continues to realize significant interest expense reductions by utilizing these overnight and term borrowings lines, the use of such lines are monitored closely to ensure sound balance sheet management in light of the current economic and credit environment.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates declined during most of 2009. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.58% and 1.54% at March 31, 2010 and December 31, 2009, respectively. Pursuant to fair value accounting guidance, the Company has recorded $157,000 in pretax fair value gains on its junior subordinated debt during the three months ended March 31, 2010, bringing the total cumulative gain recorded on the debt to $5.0 million at March 31, 2010.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties, as well as Campbell, in Santa Clara County. The San Joaquin Valley and other California markets continue to exhibit weak demand for construction lending and commercial lending from small and medium size businesses, as commercial and residential real estate markets declined during much of 2008, and 2009, a condition which still persists at this time. Although we have seen some improvement during the first quarter of 2010, the past year has presented significant challenges for the banking industry with tightening credit markets, weakening real estate markets, and increased loan losses adversely affecting the industry.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Balance sheet management, enhancing revenue sources, and maintaining market share will be of primary importance during 2010 and beyond. The banking industry is currently experiencing continued pressure on net margins as well as asset quality resulting from conditions in the real estate market, and weak credit markets. During March 2010, the Company and the Bank entered into a regulatory agreement with the Federal Reserve Bank which, among other things, requires improvements in the overall condition of the Company and the Bank. As a result, market rates of interest, asset quality, as well as regulatory oversight will continue be an important factor in the Company’s ongoing strategic planning process.

 Results of Operations

For the three months ended March 31, 2010, the Company reported net income of $442,000 or $0.04 per share ($0.04 diluted) as compared to net income of $921,000 or $0.07 per share ($0.07 diluted) for the three months ended March 31, 2009. The decline in earnings between the two three month periods ended March 31, 2009 and 2010 is primarily the result of increases in provisions for loan losses and impairment losses taken during 2010, combined with declines in market rates of interest.

The Company’s return on average assets was 0.25% for the three months ended March 31, 2010 as compared to 0.50% for the three months ended March 31, 2009. The Bank’s return on average equity was 2.33% for the three months ended March 31, 2010 as compared to 4.46% for the same three-month period of 2009.

Net Interest Income

Net interest income before provision for credit losses totaled $7.2 million for the three months ended March 31, 2010, representing an increase of $13,000, or 0.2% when compared to the $7.1 million reported for the same three months of the previous year.

The Company’s net interest margin, as shown in Table 1, increased to 4.78% at March 31, 2010 from 4.48% at March 31, 2009, an increase of 30 basis points (100 basis points = 1%) between the two periods. While average market rates of interest have remained level between the three-month periods ended March 31, 2009 and 2010 (the Prime rate averaged 3.2% during both periods), significant declines in the Company’s cost of funds enhanced the net margin between the two quarters.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended March 31, 2010 and 2009

	2010			2009
(dollars in thousands)	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans and leases (1)	$509,099	$7,540	6.01%	$542,512	$8,067	6.03%
Investment Securities – taxable	69,271	853	4.99%	89,676	1,190	5.38%
Investment Securities – nontaxable (2)	1,252	15	4.86%	1,252	15	4.86%
Interest-bearing deposits in other banks	2,555	10	1.59%	13,287	40	1.22%
Federal funds sold and reverse repos	25,553	8	0.13%	10	0	0.00%
Total interest-earning assets	607,730	$8,426	5.62%	646,737	$9,312	5.84%
Allowance for credit losses	(15,259)			(11,416)
Noninterest-bearing assets:
Cash and due from banks	18,960			18,120
Premises and equipment, net	13,233			14,146
Accrued interest receivable	2,228			2,277
Other real estate owned	39,664			29,754
Other assets	44,257			48,883
Total average assets	$710,813			$748,501
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$48,781	$26	0.22%	$42,848	$57	0.54%
Money market accounts	113,094	366	1.31%	103,624	519	2.03%
Savings accounts	34,775	36	0.42%	36,783	70	0.77%
Time deposits	247,067	730	1.20%	172,288	1,059	2.49%
Other borrowings	38,266	50	0.53%	154,754	356	0.93%
Junior subordinated debentures	10,581	57	2.18%	11,727	103	3.56%
Total interest-bearing liabilities	492,564	$1,265	1.04%	522,024	$2,164	1.68%
Noninterest-bearing liabilities:
Noninterest-bearing checking	136,578			139,669
Accrued interest payable	401			667
Other liabilities	4,244			5,656
Total Liabilities	633,787			668,016

Total shareholders' equity	77,026			80,485
Total average liabilities and
shareholders' equity	$710,813			$748,501
Interest income as a percentage
of average earning assets			5.62%			5.84%
Interest expense as a percentage
of average earning assets			0.84%			1.36%
Net interest margin			4.78%			4.48%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $330,000 and $386,000 for the three months ended March 31, 2010 and 2009, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the three months ended
	March 31, 2010 compared to March 31, 2009
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$(527)	$(32)	(495)
Investment securities available for sale	(337)	(81)	(256)
Interest-bearing deposits in other banks	(30)	19	(49)
Federal funds sold	8	8	0
Total interest income	(886)	(86)	(800)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(184)	(240)	56
Savings accounts	(34)	(30)	(4)
Time deposits	(329)	(680)	351
Other borrowings	(306)	(112)	(194)
Subordinated debentures	(46)	(37)	(9)
Total interest expense	(899)	(1,099)	200
Increase (decrease) in net interest income	$13	$1,013	$(1,000)

For the three months ended March 31, 2010, total interest income decreased approximately $886,000, or 9.5% as compared to the three-month period ended March 31, 2009. Earning asset volumes decreased in all earning-asset categories between the three month periods, with the largest decrease experienced in loans.

For the three months ended March 31, 2010, total interest expense decreased approximately $899,000, or 41.5% as compared to the three-month period ended March 31, 2009. Between those two periods, average interest-bearing liabilities decreased by $29.5 million, and the average rates paid on these liabilities decreased by 64 basis points.

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the three months ended March 31, 2010, the provision to the allowance for credit losses amounted to $1.6 million as compared to $1.4 million for the three months ended March 31, 2009. The amount provided to the allowance for credit losses during the first three months of 2010 brought the allowance to 3.12% of net outstanding loan balances at March 31, 2010, as compared to 2.96% of net outstanding loan balances at December 31, 2009, and 1.93% at March 31, 2009.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009:

(In thousands)	2010	2009	Amount of Change	Percent Change
Customer service fees	$948	$989	$(41)	-4.15%
(Loss) gain on sale of OREO	(56)	(77)	21	-27.27%
Gain(loss) on fair value of financial liabilities	157	(59)	216	366.10%
Shared appreciation income	0	9	(9)	-100.00%
Other	264	279	(15)	-5.38%
Total noninterest income	$1,313	$1,141	$172	15.07%

Noninterest income for the three months ended March 31, 2010 increased $172,000 or 15.07% when compared to the same period of 2009. The increase in noninterest income between the two quarterly periods is primarily the result of the fair value gain adjustments on the Company’s junior subordinated debt which included fair value gains of $157,000 recognized during the three months ended March 31, 2010, as compared to fair value losses of 59,000 recognized during the three months ended March 31, 2009, an increase of $216,000 between the two periods. Customer service fees, the primary component of noninterest income, decreased $41,000 or 4.6% between the two three-month periods presented, primarily resulting from decreases in revenues from the Company’s financial services department.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009:

Table 4. Changes in Noninterest Expense

(In thousands)	2010	2009	Amount of Change	Percent Change
Salaries and employee benefits	$2,281	$2,223	$58	2.61%
Occupancy expense	913	942	(29)	-3.08%
Data processing	19	42	(23)	-54.76%
Professional fees	387	400	(13)	-3.25%
Directors fees	57	66	(9)	-13.64%
FDIC/DFI insurance assessments	391	146	245	167.81%
Amortization of intangibles	203	228	(25)	-10.96%
Correspondent bank service charges	76	107	(31)	-28.97%
Impairment loss on core deposit intangible	57	57	0	—
Impairment loss on investment securities	244	163	81	49.69%
Impairment loss on OREO	821	166	655	394.58%
Loss on California tax credit partnership	106	107	(1)	-0.93%
OREO expense	282	305	(23)	-7.54%
Other	488	717	(229)	-31.94%
Total expense	$6,325	$5,669	$656	11.57%

The net increase in noninterest expense between the three months ended March 31, 2009 and 2010 is in large part the result of impairment charges on OREO and investment securities, as well as increases in FDIC assessments. Salaries and occupancy expenses have remained stable between the two periods presented as the Company has streamlined certain departments to more effectively control salary and employee benefit costs where the levels of business are lower than they have been historically.

Impairment losses totaling $821,000 were realized on OREO during the three months ended March 31, 2010 as OREO properties were further written-down to fair value as new valuations were received. In addition, during the three months ended March 31, 2010, the Company recognized $244,000 in other-than-temporary impairment losses on three of its non-agency residential mortgage obligations. The amount expensed as impairment losses on the three securities represents the identified credit-related portion of the impairment. Although there are some indications of improvement in current economic conditions, a prolonged recessionary period could result in additional impairment losses in the future.

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

Pursuant to the guidance, the Company reviewed its REIT tax position as of January 1, 2007 (adoption date of the new guidance), and then has again reviewed its position each subsequent quarter since adoption. The Bank, with guidance from advisors, believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007 the Company recorded an adjustment of $1.3 million to beginning retained earnings upon adoption of the new guidance (previously FIN48) to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. As of December 31, 2009, the Company had recorded a total unrecognized tax liability related to the REIT of $1.6 million. The Company has determined that there has been no material change to its position on the REIT from that at December 31, 2009, and as a result recorded additional interest liability of $21,000 during the three months ended March 31, 2010. It is the Company’s policy to recognize interest and penalties as a component of income tax expense.

The Company has reviewed all of its tax positions as of March 31, 2010, and has determined that, other than the REIT, there are no other material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets increased $19.1 million, or 2.75% to a balance of $711.6 million at March 31, 2010, from the balance of $692.6 million at December 31, 2009, but decreased $21.8 million or 2.97% from the balance of $733.4 million at March 31, 2009. Total deposits of $582.5 million at March 31, 2010 increased $20.8 million, or 3.71% from the balance reported at December 31, 2009, and increased $60.3 million from the balance of $522.1 million reported at March 31, 2009. Between December 31, 2009 and March 31, 2010, loans increased $12.5 million, or 2.46% to a balance of $521.1 million, and federal funds sold increased by $9.6 million or 82.65%, while investment securities decreased by $2.3 million, or 3.58%.

Earning assets averaged approximately $607.7 million during the three months ended March 31, 2010, as compared to $646.7 million for the same three-month period of 2009. Average interest-bearing liabilities decreased to $492.6 million for the three months ended March 31, 2010, from $522.0 million reported for the comparative three-month period of 2009.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $521.1 million at March 31, 2010, an increase of $12.5 million or 2.46% when compared to the balance of $508.6 million at December 31, 2009, and a decrease of $71.7 million or 12.10% when compared to the balance of $543.0 million reported at March 31, 2009. Loans on average decreased $33.4 million or 6.16% between the three-month periods ended March 31, 2009 and March 31, 2010, with loans averaging $509.1 million for the three months ended March 31, 2010, as compared to $542.5 million for the same three-month period of 2009.

During the first three months of 2010, increases were experienced primarily in commercial and industrial loans, and to a lesser degree, in real estate mortgage loans. The largest declines were experienced in construction loans as a result of soft real estate markets and declines in new home sales within the Company’s market area. The following table sets forth the amounts of loans outstanding by category at March 31, 2010 and December 31, 2009, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	March 31, 2010		December 31, 2009
	Dollar	% of	Dollar	% of	Net	%
(In thousands)	Amount	Loans	Amount	Loans	Change	Change
Commercial and industrial	$178,617	34.3%	$167,930	33.0%	$10,687	6.36%
Real estate – mortgage	173,737	33.4%	165,629	32.6%	8,108	4.90%
RE construction & development	98,618	18.9%	105,220	20.7%	(6,602)	-6.27%
Agricultural	51,113	9.8%	50,897	10.0%	216	0.43%
Installment/other	18,340	3.5%	18,191	3.6%	149	0.82%
Lease financing	662	0.1%	706	0.1%	(44)	-6.30%
Total Gross Loans	$521,087	100.0%	$508,573	100.0%	$12,514	2.46%

The overall average yield on the loan portfolio was 6.01% for the three months ended March 31, 2010, as compared to 6.03% for the three months ended March 31, 2009. At March 31, 2010, 58.2% of the Company's loan portfolio consisted of floating rate instruments, as compared to 60.7% of the portfolio at December 31, 2009, with the majority of those tied to the prime rate.

Deposits

Total deposits increased during the period to a balance of $582.2 million at March 31, 2010, representing an increase of $20.8 million, or 3.71% from the balance of $561.7 million reported at December 31, 2009, and an increase of $60.3 million, or 11.56% from the balance reported at March 31, 2009. During the first three months of 2010, increases were experienced in all interest-bearing deposits.

The following table sets forth the amounts of deposits outstanding by category at March 31, 2010 and December 31, 2009, and the net change between the two periods presented.

Table 6. Deposits

	March 31,	December 31,	Net	Percentage
(In thousands)	2010	2009	Change	Change
Noninterest bearing deposits	$134,140	$139,724	$(5,584)	-4.00%
Interest bearing deposits:
NOW and money market accounts	167,547	158,795	8,752	5.51%
Savings accounts	35,759	34,146	1,613	4.73%
Time deposits:
Under $100,000	66,064	64,481	1,583	2.45%
$100,000 and over	178,972	164,514	14,458	8.79%
Total interest bearing deposits	448,342	421,936	26,406	6.26%
Total deposits	$582,482	$561,660	$20,822	3.71%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $26.8 million, or 6.26% between December 31, 2009 and March 31, 2010, while noninterest-bearing deposits decreased $5.6 million, or 4.00% between the same two periods presented.

Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 65.3% and 66.7% of the total deposit portfolio at March 31, 2010 and December 31, 2009, respectively. Brokered deposits totaled $120.3 million at March 31, 2010 as compared to $129.4 million at December 31, 2009 and $105.1 million at March 31, 2009. The Company continues to utilize more cost-effective overnight borrowing lines through Federal Reserve Discount Window, but in an effort to reduce its reliance on borrowed funds, the Company has recently increased the level of brokered deposits as rates of those deposits have become more attractive.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $85.1 million or 17.18% in total deposits between the three-month periods ended March 31, 2009 and March 31, 2010. Between these two periods, average interest-bearing deposits increased $88.2 million or 24.80%, while total noninterest-bearing checking decreased $3.1 million or 2.21% on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized and uncollateralized lines of credit aggregating $136.5 million, as well as FHLB lines of credit totaling $43.0 million at March 31, 2010. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At March 31, 2010, the Company had $37.0 million borrowed against its FHLB lines of credit, which is summarized below. The Company had collateralized and uncollateralized lines of credit aggregating $124.2 million, as well as FHLB lines of credit totaling $40.8 million at December 31, 2009.

FHLB term borrowings at March 31, 2010 (in 000’s):

Term	Balance at 3/31/10	Rate	Maturity
6 months	$28,000	0.18%	7/29/10
6 months	9,000	0.21%	7/29/10
	$37,000	0.19%

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors, including economic factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss”. Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss. At March 31, 2010 problem graded or “classified” loans totaled $64.7 million or 12.4% of gross loans as compared to $69.6 million or 13.7% of gross loans at December 31, 2009.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at March 31, 2010 and December 31, 2009, as well as classified loans at those period-ends.

	March 31,	December 31,
(in 000's)	2010	2009
Specific allowance – impaired loans	$9,339	$7,974
Formula allowance – classified loans not impaired	1,694	1,979
Formula allowance – special mention loans	698	587
Total allowance for special mention and classified loans	11,731	10,540

Formula allowance for pass loans	4,234	4,476
Unallocated allowance	239	0
Total allowance for loan losses	$16,204	$15,016

Impaired loans	51,932	$53,794
Classified loans not considered impaired	12,792	15,816
Total classified loans	$64,724	$69,610
Special mention loans	$32,345	$27,939

Impaired loans decreased approximately $1.9 million between December 31, 2009 and March 31, 2010. The specific allowance related to those impaired loans increased $1.4 million between December 31, 2009 and March 31, 2010. The formula allowance related to loans that are not impaired (including special mention and substandard) decreased approximately $174,000 between December 31, 2009 and March 31, 2010. Although the level of “pass” loans has increased between December 31, 2009 and March 31, 2010 the related formula allowance decreased $242,000 during the period as the result of changes in the types of loans comprising “pass” loans.

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. There were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses during the three months ended March 31, 2010.

Management and the Company’s lending officers evaluate the loss exposure of classified and impaired loans on a weekly/monthly basis and through discussions and officer meetings as conditions change. The Company’s Loan Committee meets weekly and serves as a forum to discuss specific problem assets that pose significant concerns to the Company, and to keep the Board of Directors informed through committee minutes. All special mention and classified loans are reported quarterly on Problem Asset Reports and Impaired Loan Reports which are reviewed by senior management. With this information, the migration analysis and the impaired loan analysis are performed on a quarterly basis and adjustments are made to the allowance as deemed necessary. The Board of Directors is kept abreast of any changes or trends in problem assets on a monthly basis or more often if required. In addition, pursuant to the regulatory agreement, quarterly updates are provided to the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions with regard to problem assets levels and trends, liquidity, and capital trends, among other things. (See regulatory section for more details.)

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

At March 31, 2010 and 2009, the Company's recorded investment in loans for which impairment has been identified totaled $51.9 million and $58.0 million, respectively. Included in total impaired loans at March 31, 2010, are $32.9 million of impaired loans for which the related specific allowance is $9.3 million, as well as $19.0 million of impaired loans that as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at March 31, 2009 included $29.7 million of impaired loans for which the related specific allowance is $4.4 million, as well as $28.3 million of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $52.9 million during the first three months of 2010 and $56.2 million during the first three months of 2009. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. For the three months ended March 31, 2010, the Company recognized $155,000 in income on such loans. For the three months ended March 31, 2009, the Company recognized no income on such loans At March 31, 2010, included in impaired loans, are troubled debt restructures totaled $29.3 million. Of the $29.3 million in troubled debt restructures at March 31, 2010, $13.2 million are on nonaccrual status.

As with nonaccrual loans, the greatest volume in impaired loans during the three months ended March 31, 2010 is in real estate construction loans, with that loan category comprising almost 52% of total impaired loans at March 31, 2010. The balance of impaired construction loans has increased approximately $1.2 million, and the related specific reserve has increased $949,000 since December 31, 2009. Impaired loans classified as commercial and industrial increased $1.23 million during the three months ended March 31, 2010. Of the $10.2 million in commercial and industrial impaired loans reported at March 31, 2010, approximately $1.3 million or 12.3% are secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans, approximately $39.4 million or 75.9% are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, and developing that land if required, and to develop real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at March 31, 2010 and December 31, 2009.

	Balance	Reserve	Balance	Reserve
(in 000’s)	3/31/2010	3/31/2010	12/31/2009	12/31/2009
Commercial and industrial	$10,228	$2,459	$9,064	$2,383
Real estate – mortgage	10,535	849	12,584	536
RE construction & development	26,824	5,690	25,606	4,741
Agricultural	4,022	153	6,212	153
Installment/other	323	187	328	160
Lease financing	0	0	0	0
Total	$51,932	$9,338	$53,794	$7,973

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

Table 7. Allowance for Credit Losses - Summary of Activity (unaudited)

	March 31,	March 31,
(In thousands)	2010	2009
Total loans outstanding at end of period before
deducting allowances for credit losses	$520,041	$541,915
Average net loans outstanding during period	509,099	542,512

Balance of allowance at beginning of period	15,016	11,530
Loans charged off:
Real estate	(228)	(105)
Commercial and industrial	(174)	(2,404)
Lease financing	(0)	(25)
Installment and other	(47)	(65)
Total loans charged off	(449)	(2,599)
Recoveries of loans previously charged off:
Real estate	0	0
Commercial and industrial	3	160
Lease financing	0	0
Installment and other	3	6
Total loan recoveries	6	166
Net loans charged off	(443)	(2,433)

Provision charged to operating expense	1,631	1,351
Balance of allowance for credit losses
at end of period	$16,204	$10,448

Net loan charge-offs to total average loans (annualized)	0.35%	1.82%
Net loan charge-offs to loans at end of period (annualized)	0.35%	1.82%
Allowance for credit losses to total loans at end of period	3.12%	1.93%
Net loan charge-offs to allowance for credit losses (annualized)	11.09%	94.44%
Net loan charge-offs to provision for credit losses (annualized)	27.16%	180.09%

At March 31, 2010 and 2009, $195,000 and $272,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities. Management believes that the 3.12% credit loss allowance at March 31, 2010 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets

	March 31,	December 31,
(In thousands)	2010	2009
Nonaccrual Loans	$32,746	$34,757
Restructured Loans (1)	16,112	16,026
Total nonperforming loans	48,858	50,783
Other real estate owned	38,130	36,217
Total nonperforming assets	$86,988	$87,000

Loans past due 90 days or more, still accruing	$1,278	$486
Nonperforming loans to total gross loans	9.38%	9.99%
Nonperforming assets to total gross loans	16.69%	17.11%
(1) Included in nonaccrual loans at March 31, 2010 and December 31, 2009 are restructured loans totaling $13.2 million and $10.0 million, respectively.

Non-performing assets have remained level between December 31, 2009 and March 31, 2010, declining $12,000 between the two periods, as depressed real estate markets and related sectors continue to impact credit markets and the general economy. Nonaccrual loans decreased $2.0 million between December 31, 2009 and March 31, 2010, with construction loans comprising approximately 63% of total nonaccrual loans at March 31, 2010. The following table summarizes the nonaccrual totals by loan category for the periods shown.

	Balance	Balance	Change from
Nonaccrual Loans (in 000's):	March 31, 2010	December 31, 2009	December 31, 2009
Commercial and industrial	$6,446	$5,355	$1,091
Real estate - mortgage	1,226	5,336	(4,110)
RE construction & development	20,789	17,590	3,199
Agricultural	4,022	6,212	(2,190)
Installment/other	150	150	0
Lease financing	113	114	(1)
Total Nonaccrual Loans	$32,746	$34,757	$(2,011)

High levels of nonaccrual construction loans experienced since early 2009 are the result of the prolonged slowdown in new housing starts and the resultant depreciation in land, and both partially completed and completed construction projects. The decrease of $4.1 million experienced in nonaccrual real estate mortgage loans during the three months ended March 31, 2010 is the result of a single nonperforming mortgage loan that was transferred to OREO during the first quarter of 2010. As with impaired loans, a large percentage of nonaccrual loans were made for the purpose of residential construction, residential and commercial acquisition and development, and land development. Non-performing loans totaled 9.38% of total loans at March 31, 2010 as compared to 9.99% December 31, 2009.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at March 31, 2010 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 58.2% of the Company’s loan portfolio at March 31, 2010. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At March 31, 2010, the Bank had 70.8% of total assets in the loan portfolio and a loan to deposit ratio of 89.3%, as compared to 71.1% of total assets in the loan portfolio and a loan to deposit ratio of 90.4% at December 31, 2009. Liquid assets at March 31, 2010 include cash and cash equivalents totaling $37.8 million as compared to $29.2 million at December 31, 2009. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $179.5 million at March 31, 2010.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion.) The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) During the quarter ended September 30, 2009, the Bank was precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at September 30, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. The Company has not determined how long it will defer interest payments, but under the terms of the debenture, interest payments may be deferred up to five years (20 quarters). During such deferral periods, the Company is prohibited from paying dividends on its common stock (subject to certain exceptions) and will continue to accrue interest payable on the junior subordinated debt.  During the three months ended March 31, 2010, the Bank paid did not pay any cash dividends to the parent company.

Cash Flow

Cash and cash equivalents have declined during the two three-month periods ended March 31, 2010 and 2009 with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2008	$19,426
March 31, 2009	$14,610
December 31, 2009	$29,229
March 31, 2010	$37,767

Cash and cash equivalents increased $8.5 million during the three months ended March 31, 2010, as compared to a decrease of $4.8 million during the three months ended March 31, 2009.

The Company has maintained positive cash flows from operations, which amounted to $4.2 million, and $3.4 million for the three months ended March 31, 2010, and March 31, 2009, respectively. The Company experienced net cash outflows from investing activities totaling $13.6 million during the three months ended March 31, 2010, as increases in loans outweighed paydowns and maturities of investment securities. The Company experienced net cash inflows from investing activities totaling $19.9 million during the three months ended March 31, 2009, as maturities of interest-bearing deposits in other banks, and principal paydowns on investment securities, exceeded other investing requirements during the period.

Net cash flows from financing activities, including deposit growth and borrowings, have traditionally provided funding sources for loan growth, and during the three months ended March 31, 2010, the Company experienced net cash inflows totaling $17.9 million as the result of increases in time deposits totaling more than $16.0 million. During the three months ended March 31, 2009, the Company experienced net cash outflows of $28.2 million from financing activities as reductions in borrowings exceeded increases in deposits.

The Company has the ability to decrease loan growth, increase deposits and borrowings, or a combination of both to manage balance sheet liquidity.

Regulatory Matters

Regulatory Agreement

Effective March 23, 2010, United Security Bancshares (the "Company") and its wholly owned subsidiary, United Security Bank (the "Bank"), entered into a written agreement with the Federal Reserve Bank of San Francisco. Under the terms of the agreement, the Company and the Bank agreed, among other things, to strengthen board oversight of management and the Bank's operations; submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on the past due loans, classified loans, and other real estate owned; maintain a sound process for determining, documenting, and recording an adequate allowance for loan and lease losses; improve the management of the Bank's liquidity position and funds management policies; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock, declare or pay any cash dividends, or pay interest on the Company's junior subordinated debt or trust preferred securities, without prior written approval from the Federal Reserve Bank. The Holding Company generates no revenue of its own and as such, relies on dividends from the Bank to pay its operating expenses and interest payments on the Company’s junior subordinated debt. The inability of the Bank to pay cash dividends to the Holding Company may hinder the Holding Company’s ability to meet its ongoing operating obligations.

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

The following table sets forth the Company’s and the Bank's actual capital positions at March 31, 2010, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

				To be Well
	Company	Bank		Capitalized under Prompt Corrective
	Actual	Actual	Minimum	Action
	Capital Ratios	Capital Ratios	Capital Ratios	Provisions
Total risk-based capital ratio	14.54%	13.93%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	13.28%	12.67%	9.00%	6.00%
Leverage ratio	11.72%	11.19%	9.00%	5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at March 31, 2010. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first three months of 2010, the Company has received no cash dividends from the Bank, and the Company paid no cash dividends to shareholders.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At March 31, 2010 the Bank's qualifying balance with the Federal Reserve was approximately $25,000 consisting of balances held with the Federal Reserve.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of March 31, 2010 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at March 31, 2010, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at March 31, 2010 and December 31, 2009 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	March 31, 2010			December 31, 2009
Change in	Estimated MV	Change in MV	Change in MV	Estimated MV	Change in MV	Change in MV
Rates	of Equity	of Equity $	of Equity $	Of Equity	of Equity $	of Equity %
+ 200 BP	$71,005	$5,996	9.22%	$70,265	$5,918	9.18%
+ 100 BP	70,226	5,217	8.02%	69,482	5,127	7.97%
0 BP	65,009	0	0.00%	64,355	0	0.00%
- 100 BP	65,561	552	0.85%	64,912	557	0.87%
- 200 BP	66,639	1,630	2.51%	66,195	1,840	2.86%

Item 4T. Controls and Procedures

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

(b) Changes in Internal Controls over Financial Reporting: During the quarter ended March 31, 2010, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls over financial reporting or other factors that could significantly affect these controls.

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

PART II. Other Information

Item 1. Not applicable

Item 1A. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2010.

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

United Security Bancshares

Date: May 7, 2010	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Richard B. Shupe
Richard B. Shupe
Senior Vice President and
Chief Financial Officer