Form 10-Q
period 2010-06-30
UNITED SECURITY BANCSHARES
filed 2010-08-16
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32987

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

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

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2010: $32,434,746

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value

(Title of Class)

Shares outstanding as of July 31, 2010: 12,747,642

TABLE OF CONTENTS

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
June 30, 2010 and December 31, 2009

	June 30,	December 31,
(in thousands except shares)	2010	2009
Assets
Cash and due from banks	$38,886	$17,644
Federal funds sold	40,665	11,585
Cash and cash equivalents	79,551	29,229
Interest-bearing deposits in other banks	1,480	3,313
Investment securities available for sale (at fair value)	59,796	71,411
Loans and leases	495,199	508,573
Unearned fees	(737)	(865)
Allowance for credit losses	(12,057)	(15,016)
Net loans	482,405	492,692
Accrued interest receivable	2,277	2,497
Premises and equipment – net	12,822	13,296
Other real estate owned	32,810	36,217
Intangible assets	1,577	2,034
Goodwill	5,977	7,391
Cash surrender value of life insurance	15,228	14,972
Investment in limited partnership	2,062	2,274
Deferred income taxes - net	6,484	7,534
Other assets	9,085	9,708
Total assets	$711,554	$692,568

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$123,630	$139,724
Interest bearing	460,127	421,936
Total deposits	583,757	561,660

Other borrowings	37,000	40,000
Accrued interest payable	234	376
Accounts payable and other liabilities	2,412	3,995
Junior subordinated debentures (at fair value)	10,209	10,716
Total liabilities	633,612	616,747

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 12,747,642 and 12,496,499 issued and outstanding, in 2010 and 2009, respectively	38,792	37,575
Retained earnings	40,259	40,499
Accumulated other comprehensive loss	(1,109)	(2,253)
Total shareholders' equity	77,942	75,821
Total liabilities and shareholders' equity	$711,554	$692,568

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands except shares and EPS)	2010	2009	2010	2009
Interest Income:
Loans, including fees	$7,769	$7,476	$15,309	$15,543
Investment securities – AFS – taxable	717	1,114	1,570	2,304
Investment securities – AFS – nontaxable	14	14	29	29
Federal funds sold	7	0	15	0
Interest on deposits in other banks	10	37	20	77
Total interest income	8,517	8,641	16,943	17,953
Interest Expense:
Interest on deposits	1,063	1,569	2,221	3,274
Interest on other borrowings	78	278	185	737
Total interest expense	1,141	1,847	2,406	4,011
Net Interest Income Before Provision for Credit Losses	7,376	6,794	14,537	13,942
Provision for Credit Losses	519	6,807	2,150	8,158
Net Interest Income	6,857	(13)	12,387	5,784
Noninterest Income:
Customer service fees	1,016	1,019	1,964	2,008
Gain (loss) on sale of other real estate owned	164	(68)	108	(145)
Gain on sale of securities	70	0	70	0
Gain (loss) on fair value of financial liability	467	(46)	624	(105)
Gain on sale of loans	511	0	511	0
Shared appreciation income	0	14	0	23
Other	452	359	716	638
Total noninterest income	2,680	1,278	3,993	2,419
Noninterest Expense:
Salaries and employee benefits	2,107	2,063	4,388	4,286
Occupancy expense	961	939	1,874	1,881
Data processing	13	23	32	65
Professional fees	632	411	1,019	811
FDIC/DFI insurance assessments	515	470	906	616
Director fees	60	62	117	128
Amortization of intangibles	198	223	401	451
Correspondent bank service charges	82	101	158	208
Impairment loss on core deposit intangible	0	0	57	57
Impairment loss on goodwill	1,414	3,026	1,414	3,026
Impairment loss on investment securities (cumulative total other-than-temporary loss of $3.6 million, net of $3.1 million recognized in other comprehensive loss, pre-tax)	458	240	702	403
Impairment loss on OREO	405	337	1,226	503
Loss on California tax credit partnership	106	107	212	214
OREO expense	485	538	767	843
Other	612	555	1,100	1,272
Total noninterest expense	8,048	9,095	14,373	14,764
Income (Loss) Before Taxes on Income	1,489	(7,830)	2,007	(6,561)
Provision for Taxes on Income	974	(2,104)	1,050	(1,756)
Net Income (Loss)	$515	$(5,726)	$957	$(4,805)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, and past service costs of employee benefit plans – net income tax expense (benefit) of $385, $(85), $763 and $(574)	578	(128)	1,145	(861)
Comprehensive Income (Loss)	$1,093	$(5,854)	$2,102	$(5,666)
Net Income (Loss) per common share
Basic	$0.04	$(0.45)	$0.08	$(0.38)
Diluted	$0.04	$(0.45)	$0.08	$(0.38)
Shares on which net income per common shares
were based
Basic	12,747,642	12,621,452	12,747,642	12,747,642
Diluted	12,747,642	12,621,452	12,747,642	12,747,642

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Periods Ended June 30, 2010 (unaudited)

	Common stock	Common stock		Accumulated Other
	Number		Retained	Comprehensive
(In thousands except shares)	of Shares	Amount	Earnings	Income (Loss)	Total
Balance January 1, 2009	12,010,372	$34,811	$47,722	$(2,923)	$79,610

Net changes in unrealized loss on available for sale securities (net of income tax benefit of $574)				(861)	(861)
Dividends on common stock (cash-in-lieu)			(6)		(6)
Repurchase and cancellation of common shares	(488)	(4)			(4)
Common stock dividends	240,410	1,493	(1,493)		0
Other		35			35
Stock-based compensation expense		27			27
Net Income			(4,805)		(4,805)
Balance June 30, 2009	12,250,294	36,362	41,418	(3,784)	73,996

Net changes in unrealized loss on available for sale securities (net of income tax expense of $1,131)				1,696	1,696
Net changes in unrecognized past service Cost on employee benefit plans (net of income tax benefit of $116)				(165)	(165)
Common stock dividends	249,205	1,187	(1,187)		0
Stock-based compensation expense		26			26
Net Income			268		268
Balance December 31, 2009	12,499,499	37,575	40,499	(2,253)	75,821

Net changes in unrealized loss on available for sale securities (net of income tax expense of $763)				1,144	1,144
Common stock dividends	248,143	1,197	(1,197)		0
Stock-based compensation expense		20			20
Net Income			957		957
Balance June 30, 2010	12,747,642	$38,792	$40,259	$(1,109)	$77,942

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2010	2009
Cash Flows From Operating Activities:
Net (loss) income	$957	$(4,805)
Adjustments to reconcile net income:
to cash provided by operating activities:
Provision for credit losses	2,150	8,158
Depreciation and amortization	1,133	1,251
Accretion of investment securities	(3)	(36)
Decrease (increase) in accrued interest receivable	219	(191)
Decrease in accrued interest payable	(142)	(118)
Decrease (decrease) in unearned fees	(128)	(287)
Increase (decrease) in income taxes payable	(999)	(2,166)
Stock-based compensation expense	20	27
Decrease in accounts payable and accrued liabilities	(246)	(78)
Gain on sale of other real estate owned	(108)	145
Gain on sale of investment securities	(70)	0
Impairment loss on other real estate owned	1,226	503
Impairment loss on core deposit intangible	57	57
Impairment loss on investment securities	702	403
Increase in surrender value of life insurance	(255)	(264)
Impairment loss on goodwill	1,414	3,026
Gain on proceeds from life insurance	(174)	0
(Gain) loss on fair value option of financial liabilities	(624)	105
Loss on tax credit limited partnership interest	212	214
Net (increase) decrease in other assets	(50)	342
Net cash provided by operating activities	5,291	6,286

Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with banks	1,833	16,827
Redemption of correspondent bank stock	153	0
Purchases of available-for-sale securities	(10,160)	0
Maturities and calls of available-for-sale securities	8,495	9,100
Proceeds from sales of available-for-sale securities	14,701	0
Proceeds from sale of investment in title company	0	99
Net redemption from limited partnerships	0	7
Proceeds from life insurance settlement	846	0
Net decrease (increase) in loans	4,909	(20,485)
Net proceeds from settlement of other real estate owned	5,299	2,650
Capital expenditures for premises and equipment	(217)	(120)
Net cash provided by investing activities	25,859	8,078

Cash Flows From Financing Activities:
Net increase (decrease) in demand deposit and savings accounts	10,917	(3,934)
Net increase in certificates of deposit	11,180	6,320
Net decrease in federal funds purchased	0	4,760
Net decrease in FHLB term borrowings	(3,000)	(24,500)
Proceeds from note payable	75	0
Repurchase and retirement of common stock	0	31
Payment of dividends on common stock	0	(9)
Net cash provided (used in) by financing activities	19,172	(17,332)

Net increase (decrease) in cash and cash equivalents	50,322	(2,968)
Cash and cash equivalents at beginning of period	29,229	19,426
Cash and cash equivalents at end of period	$79,551	$16,458

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

New authoritative accounting guidance under ASC Topic 310, “Receivables,” (ASC Topic 310 “Receivables”) amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The provisions of the new authoritative guidance under ASC Topic 310 will be effective in the reporting period ending December 31, 2010.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the Allowance; the adoption will have no impact on the Company’s statements of income and condition.

2. Investment Securities Available for Sale

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of June 30, 2010 and December 31, 2009:

		Gross	Gross	Fair Value
(In thousands)	Amortized	Unrealized	Unrealized	(Carrying
June 30, 2010:	Cost	Gains	Losses	Amount)
U.S. Government agencies	$35,580	$1,449	$(1)	$37,028
U.S. Government agency CMO’s	10,244	484	(14)	10,714
Residential mortgage obligations	12,902	0	(3,190)	9,712
Obligations of state and political subdivisions	1,252	30	0	1,282
Other investment securities	1,060	0	0	1,060
	$61,038	$1,963	$(3,205)	$59,796
December 31, 2009:
U.S. Government agencies	$35,119	$1,469	$(2)	$36,586
U.S. Government agency CMO’s	14,954	376	(10)	15,320
Residential mortgage obligations	14,273	0	(4,559)	9,714
Obligations of state and political subdivisions	1,252	33	0	1,285
Other investment securities	9,004	0	(498)	8,506
	$74,602	$1,878	$(5,069)	$71,411

Other investment securities at June 30, 2010 consist of a money-market mutual fund totaling $1.0 million. Included in other investment securities at December 31, 2009, is a short-term government securities mutual fund totaling $7.5 million, and an overnight money-market mutual fund totaling $1.0 million. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

The amortized cost and fair value of securities available for sale at June 30, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	June 30, 2010
	Amortized	Fair Value
(In thousands)	Cost	(Carrying Amount)
Due in one year or less	$9,606	$9,645
Due after one year through five years	6,211	6,298
Due after five years through ten years	4,334	4,573
Due after ten years	17,741	18,855
Collateralized mortgage obligations	23,146	20,425
	$61,038	$59,796

There were realized gains of $518,000 and realized losses of $448,000 on sales of available-for-sale securities during the six months and quarter ended June 30, 2010. There were no realized gains or losses on sales of available-for-sale securities during the six months ended June 30, 2009. There were other-than-temporary impairment losses on certain of the Company’s residential mortgage obligations (private label collateralized mortgage obligations) totaling $702,000 and $403,000 for the six months ended June 30, 2010 and 2009, respectively.

Securities that have been temporarily impaired less than 12 months at June 30, 2010 are comprised of one U.S. government agency security with a weighted average life of 3.3 years and three collateralized mortgage obligations with a weighted average life of 1.8 years. As of June 30, 2010, there were three residential mortgage obligations with a total weighted average life of 3.3 years that have been temporarily impaired for twelve months or more.

The following summarizes the total of temporarily impaired and other-than-temporarily impaired investment securities at June 30, 2010 (see discussion below for other than temporarily impaired securities included here):

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$138	$(1)	$0	$0	$138	$(1)
U.S. Government agency CMO’s	2,952	(14)	0	0	2,952	(14)
Residential mortgage obligations	0	0	9,712	(3,190)	9,712	(3,190)
Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	0	0	0	0
Total impaired securities	$3,090	$(15)	$9,712	$(3,190)	$12,802	$(3,205)

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

The following summarizes temporarily impaired investment securities at June 30, 2009:

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

At June 30, 2010 and December 31, 2009, available-for-sale securities with an amortized cost of approximately $54.0 million and $66.5 million (fair value of $54.1 million and $65.4 million) were pledged as collateral for public funds, and treasury tax and loan balances.

The Company evaluates investment securities for other-than-temporary impairment (“OTTI”) at least quarterly, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under ASC Topic 320, “Investments – Debt and Equity Instruments.” Certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, are evaluated under  ASC Topic 325-40 “Beneficial Interest in Securitized Financial Assets.”)

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

At June 30, 2010, the decline in market value for all but three (see below) of the impaired securities is attributable to changes in interest rates and illiquidity, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is more likely than not it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2010.

At June 30, 2010, the Company had three non-agency collateralized mortgage obligations which have been impaired more than twelve months. The three non-agency collateralized mortgage obligations had a market value of $9.7 million and unrealized losses of approximately $3.2 million at June 30, 2010. All three non-agency mortgage-backed securities were rated less than high credit quality at June 30, 2010. The Company evaluated  these three non-agency collateralized mortgage obligations for OTTI by comparing the present value of expected cash flows to previous estimates to determine whether there had been adverse changes in cash flows during the period. The OTTI evaluation was conducted utilizing the services of a third party specialist and consultant in MBS and CMO products. The cash flow assumptions used in the evaluation at June 30, 2010 utilized a discounted cash flow valuation technique using a “Liquidation Scenario” whereby loans are evaluated by delinquency and are assigned probability of default and loss factors deemed appropriate in the current economic environment. The liquidation scenarios assume that all loans 60 or more days past due are liquidated and losses are realized over a period of between six and twenty four months based upon current 3-month trailing loss severities obtained from Bloomberg Financial data. As a result of the impairment evaluation, the Company determined that there had been adverse changes in cash flows in all three of the three non-agency collateralized mortgage obligations reviewed, and concluded that these three non-agency collateralized mortgage obligations were other-than-temporarily impaired. During the quarter ended June 30, 2010, the three CMO securities had other-than-temporary-impairment losses of $3.6 million, of which $457,000 was recorded as expense and $3.1 million was recorded in other comprehensive loss. These three non-agency collateralized mortgage obligations remained classified as available for sale at June 30, 2010.

The following table details the three non-agency collateralized mortgage obligations with other-than-temporary-impairment, their credit rating at June 30, 2010, the related credit losses recognized in earnings during the quarter, and impairment losses in other comprehensive loss:

	RALI 2006-QS1G A10	RALI 2006 QS8 A1	CWALT 2007- 8CB A9
	Rated D	Rated D	Rated CCC	Total
Amortized cost – before OTTI	$4,368,127	$1,329,004	$7,661,771	$13,358,902
Credit loss – Quarter ended June 30, 2010	(280,473)	(87,468)	(89,233)	(457,174)
Other impairment (OCI)	(1,110,821)	(262,183)	(1,816,440)	(3,189,443)
Carrying amount – June 30, 2010	$2,976,833	$979,353	$5,756,099	$9,712,285
Total impairment - YTD June 30, 2010	$(1,391,294)	$(349,651)	$(1,905,672)	$(3,646,617)

The total other comprehensive loss (OCI) balance of $3.2 million in the above table is included in unrealized losses of 12 months or more at June 30, 2010.

The following table summarizes amounts related to credit losses recognized in earnings for the six months and quarter ended June 30, 2010 and 2009.

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Beginning balance - credit losses	$1,087	$163	$843	$0
Additions:
Initial credit impairments	0	0	0	163
Subsequent credit impairments	458	240	702	240
Reductions:
For securities sold or credit losses realized on principal payments	(100)	0	(100)	0
Due to change in intent or requirement to sell	0	0	0	0
For increase expected in cash flows	0	0	0	0
Ending balance - credit losses	$1,445	$403	$1,445	$403

3. Loans and Leases

Loans include the following:

	June 30,	% of	December 31,	% of
(In thousands)	2010	Loans	2009	Loans
Commercial and industrial	$171,875	34.7%	$167,930	33.0%
Real estate – mortgage	160,324	32.4%	165,629	32.6%
RE construction and development	93,056	18.8%	105,220	20.7%
Agricultural	54,622	11.0%	50,897	10.0%
Installment/other	14,739	3.0%	18,191	3.6%
Lease financing	583	0.1%	706	0.1%
Total Gross Loans	$495,199	100.0%	$508,573	100.0%

The Company had $1.2 million in loans over 90 days past due and still accruing at June 30, 2010. Loans over 90 days past due and still accruing totaled $486,000 at December 31, 2009. Nonaccrual loans totaled $31.5 million and $34.8 million at June 30, 2010 and December 31, 2009, respectively.

An analysis of changes in the allowance for credit losses is as follows:

	June 30,	December 31,	June 30,
(In thousands)	2010	2009	2009
Balance, beginning of year	$15,016	$11,529	$11,529
Provision charged to operations	2,150	13,375	8,158
Losses charged to allowance	(6,048)	(10,145)	(4,085)
Recoveries on loans previously charged off	939	257	240
Balance at end-of-period	$12,057	$15,016	$15,842

The allowance for credit losses represents management's estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. The formula allowance for unfunded loan commitments totaling $183,000 and $234,000 at June 30, 2010 and December 31, 2009, respectively, is carried in other liabilities. The Company’s market areas of the San Joaquin Valley, the greater Oakhurst area, East Madera County, and Santa Clara County, have all been impacted by the economic downturn related to depressed real estate markets and the tightening of liquidity markets. The Company has taken these events into account when reviewing estimates of factors that may impact the allowance for credit losses.

The Company grades “problem” or “classified” loans according to certain risk factors associated with individual loans within the loan portfolio. Classified loans consist of loans which have been graded substandard, doubtful, or loss based upon inherent weaknesses in the individual loans or loan relationships. Classified loans also include impaired loans (as defined under SFAS No. 114). The following table summarizes the Company’s classified loans at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
(in 000's)	2010	2009
Impaired loans	$46,653	$53,794
Classified loans not considered impaired	7,963	15,816
Total classified loans	$54,616	$69,610

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the periods presented:

(in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Total impaired loans at period-end	$46,653	$53,794	$67,158
Impaired loans which have specific allowance	31,874	26,266	34,984
Total specific allowance on impaired loans	5,119	7,974	7,819
Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	14,779	27,528	32,174

(in thousands)	YTD – 6/30/10	YTD - 12/31/09	YTD – 6/30/09
Average recorded investment in impaired loans during period	$50,793	$59,595	$59,853
Income recognized on impaired loans during period	$297	$326	$0

Included in impaired loans are loans modified in troubled debt restructurings (“TDR’s”), where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. The following table summarizes TDR’s by type included in impaired loans at June 30, 2010 and December 31, 2009.

(in thousands)	June 30, 2010	Dec 31, 2009
Commercial and industrial	$3,552	$3,878
Real estate - mortgage:
Commercial real estate	6,013	3,593
Residential mortgages	3,386	3,961
Home equity loans	96	51
Total real estate mortgage	9,495	7,605
RE construction & development	15,969	14,405
Agricultural	0	0
Installment/other	82	178
Lease financing	0	0
Total Troubled Debt Restructurings	$29,098	$26,066

Of the $29.1 million in total TDR’s at June 30, 2010, $13.8 million were on nonaccrual status at period-end. Of the $26.1 million in total TDR’s at December 31, 2009, $10.0 million were on nonaccrual status at period-end In order for these loan balances to return to accrual status, the borrower must demonstrate a sustained period of timely payments.

4. Deposits

Deposits include the following:

	June 30,	December 31,
(In thousands)	2010	2009
Noninterest-bearing deposits	$123,630	$139,724
Interest-bearing deposits:
NOW and money market accounts	185,474	158,795
Savings accounts	34,478	34,146
Time deposits:
Under $100,000	61,390	64,481
$100,000 and over	178,785	164,514
Total interest-bearing deposits	460,127	421,936
Total deposits	$583,757	$561,660

Total brokered deposits included in time deposits above	$112,945	$129,352

5. Short-term Borrowings/Other Borrowings

At June 30, 2010, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $124.7 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $41.0 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. There are currently no restrictions on these lines of credit, although under the current written Agreement with the Federal Reserve, the Bank’s liquidity position as well as its use of borrowing lines is monitored closely. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB and certain qualifying mortgage loans. At June 30, 2010, the Company had total outstanding balances of $37.0 million drawn against its FHLB line of credit. The weighted average cost of borrowings outstanding at June 30, 2010 was 0.19%. The $37.0 million in FHLB borrowings outstanding at June 30, 2010 are summarized in the table below.

FHLB term borrowings at June 30, 2010 (in 000’s):

Term	Balance at June 30, 2010	Fixed Rate	Maturity
6-month	$28,000	0.18%	7/29/10
6-month	9,000	0.21%	7/29/10
	$37,000	0.19%

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

6. Supplemental Cash Flow Disclosures

	Six Months Ended June 30,
(In thousands)	2010	2009
Cash paid during the period for:
Interest	$2,548	$4,129
Income Taxes	$2,049	411
Noncash investing activities:
Dividends declared not paid	$0	$2
Loans transferred to foreclosed assets	$7,268	$10,282
Loans to facilitate sale foreclosed assets	$3,400	$0

7. Common Stock Dividend

On June 22, 2010, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of July 9, 2010, an additional 126,214 shares were issued to shareholders on July 21, 2010. Because the stock dividend was considered a “small stock dividend”, effective June 22, 2010, approximately $543,000 was transferred from retained earnings to common stock based upon the $4.30 closing price of the Company’s common stock on the declaration date of June 22, 2010. There were no fractional shares paid. Other than for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

8. Net (Loss) Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands except earnings per share data)	2010	2009	2010	2009
Net income available to common shareholders	$515	$(5,726)	$957	$(4,805)

Weighted average shares issued	12,748	12,748	12,748	12,748
Add: dilutive effect of stock options	0	0	0	0
Weighted average shares outstanding adjusted for potential dilution	12,748	12,748	12,748	12,748

Basic earnings per share	$0.04	$(0.45)	$0.08	$(0.38)
Diluted earnings per share	$0.04	$(0.45)	$0.08	$(0.38)
Anti-dilutive shares excluded from earnings per share calculation	207	180	201	180

The Company’s average weighted shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders of record on July 9, 2010.

9. Stock Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the grant-date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period).

Included in salaries and employee benefits for the six months ended June 30, 2010 and 2009 is $20,000 and $27,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to either period.

A summary of the Company’s options as of January 1, 2010 and changes during the six months ended June 30, 2010 is presented below.

		Weighted		Weighted
		Average		Average
	2005	Exercise	1995	Exercise
	Plan	Price	Plan	Price
Options outstanding January 1, 2010	160,820	$15.38	16,984	$11.50
Options granted during period	25,000	4.75	0	—
1% common stock dividends – 2010	3,483	(0.26)	342	(0.23)
Options outstanding June 30, 2010	189,303	$13.69	17,326	$11.27

Options exercisable at June 30, 2010	132,651	$15.17	16,899	$11.27

As of June 30, 2010 and 2009, there was $59,000 and $54,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 0.7 years and 0.5 years, respectively. No options were exercised during the six months ended June 30, 2010 or 2009.

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
Weighted average grant-date fair value of stock options granted	$2.22	n/a
Total fair value of stock options vested	$61,543	$82,823
Total intrinsic value of stock options exercised	n/a	n/a

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
June 30, 2010
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

The Company reviewed its REIT tax position as of June 30, 2010. There have been no changes to the Company’s tax position with regard to the REIT during the three and six months ended June 30, 2010. The Company had approximately $696,000 and $653,000 accrued for the payment of interest and penalties at June 30, 2010 and December 31, 2009, respectively. It is the Company’s policy to recognize interest expense related to unrecognized tax benefits, and penalties, as a component tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in 000’s):

Balance at January 1, 2010	$1,560
Additions for tax provisions of prior years	43
Balance at June 30, 2010	$1,603

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

At June 30, 2010 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month Libor curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument, adjusted for deferrals of interest payments per the Company’s election at June 30, 2010. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 7.9% discount rate used represents what a market participant would consider under the circumstances.

The fair value calculation performed at June 30, 2010 resulted in a pretax gain adjustment of $467,000 ($275,000, net of tax) for the quarter ended June 30, 2010, and a cumulative pretax gain adjustment of $624,000 ($368,000, net of tax) for the six months ended June 30, 2010. The previous year’s fair value calculation performed at June 30, 2009 resulted in a pretax loss adjustment of $46,000 ($27,000 net of tax) for the quarter ended June 30, 2009, and a cumulative pretax loss adjustment of $105,000 ($62,000 net of tax) for the six months ended June 30, 2009.

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

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
On-Balance sheet:
Financial Assets:
Cash and cash equivalents	$38,886	$38,886	$17,644	$17,644
Interest-bearing deposits	1,480	1,522	3,313	3,449
Investment securities	59,796	59,796	71,411	71,411
Loans, net reserves of $12,057 and $15,016	482,405	483,687	492,692	496,543
Cash surrender value of life insurance	15,228	15,228	14,972	14,972
Investment in bank stock	101	101	143	143
Financial Liabilities:
Deposits	583,757	583,484	561,660	561,150
Borrowings	37,000	36,995	40,000	39,970
Junior Subordinated Debt	10,209	10,209	10,716	10,716

Off-Balance sheet:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

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

The Company performs fair value measurements on certain assets and liabilities as the result of the application of current accounting guidelines. Some fair value measurements, such as for available-for-sale securities (AFS) and junior subordinated debt are performed on a recurring basis, while others, such as impairment of loans, other real estate owned, goodwill and other intangibles, are performed on a nonrecurring basis.

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. Level 2 financial assets also include certain impaired loans which are evaluated based on the observable inputs, specifically current appraisals. The Company’s Level 3 financial assets include certain investments securities, certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no significant transfers in or out of Level 1 and Level 2 fair value measurements during the three and six months ended June 30, 2010.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of June 30, 2010 (in 000’s):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
AFS Securities (2):
Other investment securities	$1,060	$1,060
U.S. government agencies	37,028		$37,028
U.S. government agency CMO’s	10,714		10,714
Obligations of states & political subdivisions	1,282		1,282
Residential mortgage obligations	9,712			$9,712
Total AFS securities	59,796	1,060	49,024	9,712
Impaired loans (1):
Commercial and industrial	5,224			5,224
Real estate mortgage	7,056		722	6,334
RE construction & development	13,699		1,443	12,256
Agricultural	775			775
Total impaired loans	26,754		2,165	24,589
Other real estate owned	17,350			17,350
Investment in bank stock	101			101
Goodwill (1)	4,350			4,350
Core deposit intangibles (1)	522			522
Total	$108,873	$1,161	$51,189	$56,523
(1)	nonrecurring

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	$10,209			$10,209
Total	$10,209	$0	$0	$10,209

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and nonrecurring basis during the year ended December 31, 2009 (in 000’s):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
AFS securities (1)	$71,554	$8,648	$53,192	$9,714
Impaired loans	18,347		1,976	16,371
Goodwill	5,764			5,764
Core deposit intangible (2)	777			777
Total	$96,442	$8,648	$55,168	$32,626
(1)  Includes $143 in equity securities reported in other assets
(2)  Nonrecurring items

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	$10,716			$10,716
Total	$10,716	$0	$0	$10,716

The nonrecurring fair value measurements performed during the three months ended March 31, 2010 resulted in pretax fair value impairment adjustments of $57,000 ($33,000 net of tax) to the core deposit intangible asset. The impairment adjustments are reflected as a component of noninterest expense for the six months ended June 30, 2010.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring and non-recurring basis during the six months ended June 30, 2010 and 2009 (in 000’s):

	6/30/10	6/30/10	6/30/10	6/30/10	6/30/10	6/30/09	6/30/09	6/30/09	6/30/09	6/30/09
Reconciliation of Assets:	Impaired loans	OREO	CMO’s	Goodwill	Intangible assets	Impaired loans	OREO	CMO’s	Goodwill	Intangible assets
Beginning balance	$16,371	$19,752	$9,714	$5,764	$777	$15,967	$21,583	$12,800	$8,790	$1,283
Total gains or (losses) included in earnings (or other comprehensive loss)	(1,243)	(1,118)	(2)	(1,414)	(255)	(8,831)	(648)	(3,774)	(3,026)	(290)
Transfers in and/or out of Level 3	9,461	(1,284)	0	0	0	24,075	(2,477)	0	0	0
Ending balance	$24,589	$17,350	$9,712	$4,350	$522	$31,211	$18,488	$9,026	$5,764	$993

The amount of total gains or (losses) for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(568)	$(1,173)	$(2)	$(1,414)	$(255)	$(1,256)	$(573)	$(3,774)	$(3,026)	$(290)

	6/30/2010	6/30/2009
Reconciliation of Liabilities:	Junior Sub Debt	Junior Sub Debt
Beginning balance	$10,716	$11,926

Total gains included in earnings (or changes in net assets)	(507)	1
Transfers in and/or out of Level 3	0	0
Ending balance	$10,209	$11,927

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(507)	$1

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring and non-recurring basis during the three months ended June 30, 2010 and 2009 (in 000’s):

	6/30/10	6/30/10	6/30/10	6/30/10	6/30/10	6/30/09	6/30/09	6/30/09	6/30/09	6/30/09
Reconciliation of Assets:	Impaired loans	OREO	CMO’s	Goodwill	Intangible assets	Impaired loans	OREO	CMO’s	Goodwill	Intangible assets
Beginning balance	$20,386	$5,191	$9,893	$5,764	$619	$23,212	$16,280	$9,514	$8,790	$1,107
Total gains or (losses) included in earnings (or other comprehensive loss)	3,238	(240)	(181)	(1,414)	(97)	(3,263)	(405)	(488)	(3,026)	(114)
Transfers in and/or out of Level 3	965	(1,085)	0	0	0	11,262	(1,134)	0	0	0
Ending balance	$24,589	$3,866	$9,712	$4,350	$522	$31,211	$18,488	$9,026	$5,764	$993

The amount of total gains or (losses) for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$965	$(338)	$(181)	$(1,414)	$(97)	$(1,256)	$(386)	$(488)	$(3,026)	$(114)

	6/30/2010	6/30/2009
Reconciliation of Liabilities:	Junior Sub Debt	Junior Sub Debt
Beginning balance	$10,616	$11,887

Total gains included in earnings (or changes in net assets)	(4 07)	40
Transfers in and/or out of Level 3	0	0
Ending balance	$10,209	$11,927

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(407)	$40

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

Investments – Available for sale securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data are not available for the last 30 days, a Level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level-2 pricing may include using a spread forward from the last observable trade or may use a proxy bond like a TBA mortgage to come up with a price for the security being valued. Changes in fair market value are recorded in other comprehensive loss as the securities are available for sale. At June 30, 2010 and December 31, 2009, the Company held three non-agency (private-label) collateralized mortgage obligations (CMO’s). Fair value of these securities (as well as review for other-than-temporary impairment) was performed by a third-party securities broker specializing in CMO’s using the discounted cash flow method. Fair value was based upon estimated cash flows which included assumptions about future prepayments, default rates, and the impact of credit risk on this type of investment security. Although the pricing of the CMO’s has certain aspects of Level 2 pricing, many of the pricing inputs are based upon unobservable assumptions of future economic trends and as a result the Company considers this to be Level 3 pricing.

Loans - Fair values of variable rate loans, which reprice frequently and with no significant change in credit risk, are based on carrying values adjusted for credit risk.  Fair values for all other loans, except impaired loans, are estimated using discounted cash flows over their remaining maturities, using interest rates at which similar loans would currently be offered to borrowers with similar credit ratings and for the same remaining maturities.

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

Other Real Estate Owned - Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell.  Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification.  In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

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

Deposits – In accordance with ASC Topic 820 (formerly SFAS No. 107), fair values for transaction and savings accounts are equal to the respective amounts payable on demand at June 30, 2010 and December 31, 2009 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed by ASC Topic 820. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Borrowings - Borrowings consist of federal funds sold, securities sold under agreements to repurchase, and other short-term borrowings. Fair values of borrowings were estimated using the rates currently offered for borrowings with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a valuation discounted cash flows model utilizing observable market rates and credit characteristics for similar instruments. In its analysis, the Company used characteristics that distinguish market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the three and six month period ended June 30, 2010, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. The Company believes the inputs to the model are subjective enough to the fair value determination of the junior subordinated debt to make them Level 3 inputs.

Off-balance sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at June 30, 2010 and December 31, 2009.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheet and results of operations.

13. Goodwill and Intangible Assets

At June 30, 2010 and December 31, 2009 the Company had goodwill, core deposit intangibles, and other identified intangible assets which were recorded in connection with various business combinations and purchases. The following table summarizes the carrying value of those assets at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
Goodwill	$5,977	$7,391
Core deposit intangible assets	1,237	1,585
Other identified intangible assets	340	449
Total goodwill and intangible assets	$7,554	$9,425

Core deposit intangibles and other identified intangible assets are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets and goodwill at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007 and totaled approximately $5.8 million at June 30, 2010. The Company conducted its annual impairment testing of the goodwill related to the Campbell reporting unit effective March 31, 2010. Impairment testing for goodwill is a two-step process.

The first step in impairment testing is to identify potential impairment, which involves determining and comparing the fair value of the operating unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of possible impairment and the second step is performed to determine the amount of the impairment, if any. The fair value determined in the step one testing was determined based on a discounted cash flow methodology using estimated market discount rates and projections of future cash flows for the Campbell reporting unit.  In addition to projected cash flows, the Company also utilized other market metrics including industry multiples of earnings and price-to-book ratios to estimate what a market participant would pay for the operating unit in the current business environment. Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes is discount rates, competitive forces within the industry, and other specific industry and market valuation conditions. The 2010 impairment analysis was impacted by to a large degree by the current economic environment, including significant declines in interest rates, and depressed valuations within the financial industry. Based on the results of step one of the impairment analysis conducted during the first quarter of 2010, the Company concluded that the potential for goodwill impairment existed and, therefore, step-two testing was required to determine if there is goodwill impairment and the amount of goodwill that might be impaired, if any.

During the second quarter of 2010, the Company utilized the services of an independent valuation firm to assist in determining the fair value of the Campbell reporting unit under step-two guidelines and whether there was goodwill impairment. The second step in impairment analysis compares the fair value of the Campbell reporting unit to the aggregate fair values of its individual assets, liabilities and identified intangibles. As a result of step-2 impairment testing, the Company concluded that the goodwill related to the Campbell reporting unit was impaired, and recognized a pre-tax and after-tax impairment loss of $1,414,000 at June 30, 2010. Because the Legacy merger was a tax-free transaction, the Bank receives no benefit for the loss recorded as of June 30, 2010.

Core Deposit Intangibles: During the first quarter of 2010, the Company performed an annual impairment analysis of the core deposit intangible assets associated with the Legacy Bank merger completed during February 2007 (Campbell operating unit). The core deposit intangible asset, which totaled $3.0 million at the time of merger, is being amortized over an estimated life of approximately seven years. The Company recognized $101,000 and $97,000 in amortization expense related to the Legacy operating unit during the three and six months ended June 30, 2010, respectively. At June 30, 2010, the carrying value of the core deposit intangible related to the Legacy Bank merger was $522,000.

During the impairment analysis performed as of March 31, 2010, it was determined that the original deposits purchased from Legacy Bank during February 2007 continue to decline faster than originally anticipated. As a result of increased deposit runoff, particularly in noninterest-bearing checking accounts and savings accounts, the estimated value of the Campbell core deposit intangible was determined to be $619,000 at March 31, 2010 rather than the pre-adjustment carrying value of $675,000. As a result of the impairment analysis, the Company recorded a pre-tax impairment loss of $57,000 ($33,000, net of tax) reflected as a component of noninterest expense for the quarter ended March 31, 2010 and the six months ended June 30, 2010.

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

Effective March 23, 2010, United Security Bancshares (the "Company") and its wholly owned subsidiary, United Security Bank (the "Bank"), entered into a formal written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco. The Agreement was a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions in June 2009 and is intended to improve the overall condition of the Bank through, among other things, increased Board oversight; formal plans to monitor and improve processes related to asset quality, liquidity, funds management, capital, and earnings; and the prohibition of certain actions that might reduce capital, including the distribution of dividends or the repurchase of the Company’s common stock. The Board of Directors and management believe that as of the filing of the second quarter written response to the Agreement, Company is in compliance with the terms of the Agreement. (For more information on the Agreement see the “Regulatory Matters” section included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

During May of 2010, the California Department of Financial Institutions issued a written order (the “Order”) to the Bank as a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions in June 2009. The Order issued by the California Department of Financial Institutions to the similar to the written agreement with the Federal Reserve Bank of San Francisco. The Board of Directors and management believe that the Company is in compliance with the terms of the Agreement. (For more information on the Agreement see the “Regulatory Matters” section included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Trends Affecting Results of Operations and Financial Position

The following table summarizes the six-month and year-to-date averages of the components of interest-bearing assets as a percentage of total interest-bearing assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	6/30/10	12/31/09	6/30/09
Loans and Leases	84.27%	85.09%	84.87%
Investment securities available for sale	11.10%	13.38%	13.79%
Interest-bearing deposits in other banks	0.44%	0.94%	1.34%
Federal funds sold	4.19%	0.59%	0.00%
Total earning assets	100.00%	100.00%	100.00%

NOW accounts	10.58%	8.80%	8.50%
Money market accounts	22.55%	22.68%	20.05%
Savings accounts	7.13%	6.86%	6.99%
Time deposits	50.00%	39.94%	36.56%
Other borrowings	7.62%	19.44%	25.64%
Subordinated debentures	2.12%	2.28%	2.26%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

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

Although residential real estate markets have shown signs of improvement over the past twelve months, the severe decline in residential construction and median home prices that began in 2008 and still persists to this time has impacted the Company’s operations during the past year with increased levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. Although the Company continues its business development and expansion efforts throughout its market area, increased attention has been placed on reducing nonperforming assets and providing customers more options to help work through this difficult economic period, including rate and term concessions that allow the customer to perform on the loan agreement rather than go into default.

With market rates of interest remaining at historically low levels for more than a year, the Company continues to experience compressed net interest margins, although margins have increased during the first six months of 2010. The Company’s net interest margin was 4.82% for the six months ended June 30, 2010, as compared to 4.51% for the year ended December 31, 2009, and 4.39% for the six months ended June 30, 2009. With approximately 62% of the loan portfolio in floating rate instruments at June 30, 2010, the effects of low market rates continue to impact loan yields. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans over the past year. Loans yielded 6.03% during the six months ended June 30, 2010, as compared to 5.83% for the year ended December 31, 2009, and 5.77% for the six months ended June 30, 2009. The Company’s cost of funds has continued to decline over the past year and is largely responsible for the increase in net interest margin experienced during the six months ended June 30, 2010. The cost of interest-bearing liabilities was 0.98% for the six months ended June 30, 2010, as compared to 1.43% for the year ended December 31, 2009, and 1.55% for the six months ended June 30, 2009. Wholesale borrowing and brokered deposit rates have remained low since late 2008, resulting in overnight and short-term borrowing rates of less than 0.50% during much of the past year. The Company has benefited from the low interest rate environment, and continues to utilize short-term borrowing lines through the Federal Home Loan Bank. Although the Company does not intend to increase its current level of brokered deposits, and in fact as a result of the recent Agreement with the Federal Reserve Bank and Order with the California Department of Financial Institutions, will systematically reduce brokered deposit levels as they mature in the future, the $112.9 million in brokered deposits at June 30, 2010 continues to provide the Company with a low-cost source of deposits. The Company will continue to utilize these funding sources when possible to maintain prudent liquidity levels, while seeking to increase core deposits when possible.

Total noninterest income of $4.0 million reported for the six months ended June 30, 2010 increased $1.6 million or 65.1% as compared to the six months ended June 30, 2009. The increase in noninterest income between the two six-month periods is in part the result of the fair value gain adjustments on the Company’s junior subordinated debt which included fair value gains of $624,000 recognized during the six months ended June 30, 2010 ($467,000 of which was recognized during the second quarter of 2010), as compared to fair value losses of $109,000 recognized during the six months ended June 30, 2009, an increase of $729,000 between the two six-month periods. In addition, during the quarter ended and six months ended June 30, 2010, the Company recognized gains of $511,000 on the sale of a $17.5 million purchased real estate mortgage portfolio, as well as $174,000 from insurance proceeds on an insurance policy held as collateral on a previously charged-off loan. Noninterest income continues to be driven by customer service fees, which totaled $2.0 million for the six months ended June 30, 2010, representing a decrease of $44,000 or 2.2% over the $2.0 million in customer service fees reported for the six months ended June 30, 2009. While customer service fees remained level, other sources of noninterest income increased during 2010, thus customer service fess represented 49.2% and 83.0% of total noninterest income for the six-month periods ended June 30, 2010 and 2009, respectively.

Noninterest expense decreased approximately $391,000 or 2.7% between the six-month periods ended June 30, 2009 and June 30, 2010, and decreased $1.0 million or 11.5% between the quarters ended June 30, 2009 and June 30, 2010. The primary reason for the decrease in noninterest expense experienced during both the quarter and the six months ended June 30, 2010 was the result of decreases of $1.6 million in impairment losses on goodwill, with impairment losses of $1.4 million during the quarter ended June 30, 2010 as compared to $3.0 million during the quarter ended June 30, 2009.

Effective September 30, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Company elected to defer interest payments on the Company's $15.0 million of junior subordinated debentures relating to its trust preferred securities. This was the result of regulatory restraints which have precluded the Bank from paying dividends to the Holding Company. The Agreement with the Federal Reserve Bank entered into during March 2010 specifically prohibits the Company and the Bank from making any payments on the junior subordinated debt without prior approval of the Federal Reserve Bank. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals are elected, the Company will continue to record interest expense associated with the debentures. Upon the expiration of the deferral period, all accrued and unpaid interest will be due and payable. Under the terms of the debenture, the Company is precluded from paying cash dividends to shareholders or repurchasing its stock during the deferral period.

The Company has not paid any cash dividends on its common stock since the second quarter of 2008 and does not expect to resume cash dividends on its common stock for the foreseeable future. Because the Company has elected to defer the quarterly payments of interest on its junior subordinated debentures issued in connection with the trust preferred securities as discussed above, the Company is prohibited under the subordinated debenture agreement from paying cash dividends on its common stock during the deferral period. In addition, pursuant to the Agreement entered into with the Federal Reserve Bank during March of 2010, the Company and the Bank are precluded from paying cash dividends without prior consent of the Federal Reserve Bank.  On both March 23, 2010 and June 22, 2010, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of April 9, 2010 and July 9, 2010, respectively, an additional 124,965 and 126,214 shares, respectively, were issued to shareholders. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the six months ended June 30, 2010. Total assets increased approximately $19.0 million during the six months ended June 30, 2010, with a decrease of $13.4 million in loans, a decrease of $11.6 million in investment securities, and $3.4 million in other real estate owned through foreclosure. Offsetting these decreases was an increase of $50.3 million in cash and cash equivalents. On June 30, 2010, the Company completed the sale of two purchased real estate mortgage loan portfolios totaling $17.1 million, recognizing a gain of $511,000 on the transaction. The sale of the mortgage loan portfolios provided additional liquidity at June 30, 2010 and was the primary reason for the decrease in loans during the six months ended June 30, 2010. Decreases of $3.0 million in FHLB term borrowings were more than offset by increases in deposits including NOW and money market accounts, and time deposits of $100,000 or more. Net increases of $22.1 million in deposits experienced during the six months ended June 30, 2010, were utilized to enhance liquidity. Average loans comprised approximately 84% of overall average earning assets during the six months ended June 30, 2010, a percentage that has remained stable over the past three years.

Nonperforming assets, which are primarily related to the real estate loan and property portfolio, have declined slightly during the first half of 2010 but remain high as real estate markets continue to suffer from the mortgage crisis which began during mid-2007. Nonaccrual loans totaling $31.5 million at June 30, 2010, decreased $3.2 million from the balance reported at December 31, 2009. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans.  Impaired loans decreased $7.1 million during the six months ended June 30, 2010 to a balance of $46.7 million at June 30, 2010. Other real estate owned through foreclosure decreased $3.4 million between December 31, 2009 and June 30, 2010, as sales and write-downs more than offset the transfer of $7.3 million in loans to other real estate owned during the six month ended June 30, 2010. As a result of these events, nonperforming assets as a percentage of total assets decreased from 12.56% at December 31, 2009 to 11.19% at June 30, 2010.

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on identifying and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Provisions made to the allowance for credit losses, totaled $2.2 million during the six months ended June 30, 2010 and $519,000 during the quarter ended June 30, 2010, as compared to $13.4 million for the year ended December 31, 2009, and $8.2 million and $6.8 million for the six months and quarter ended June 30, 2009, respectively. Net loan and lease charge-offs during the six months ended June 30, 2010 totaled $5.1 million, as compared to $9.9 million and $3.8 million for the year ended December 31, 2009 and six months ended June 30, 2009, respectively.

Deposits increased by $22.1 million during the six months ended June 30, 2010, with increases experienced in all interest-bearing deposit accounts except time deposits of less than $100,000. Increases in time deposits experienced during the six months ended June 30, 2010 were primarily the result of increases in non-brokered wholesale deposits, allowing the Company to continue to reduce its reliance on borrowed funds, while enhancing liquidity. Brokered deposits have provided the Company a relatively inexpensive funding source over the past several years totaling $112.9 million or 19.4% of total deposits at June 30, 2010, as compared to $129.4 million or 23.0% of total deposits at December 31, 2009, and $99.3 million or 19.4% of total deposits at June 30, 2009. As part of its liquidity position improvement plan, the Company will reduce its reliance on brokered deposits over the next two years to levels more comparable with peers. The Company will seek to replace maturing brokered deposits with core deposits, but may also control loan growth to help achieve that objective.

Although balances have declined during 2010, the Company will continue to utilize overnight borrowings and other term credit lines as deemed prudent, with borrowings totaling $37.0 million at June 30, 2010 as compared to $40.0 million at December 31, 2009. The average rate of those term borrowings was 0.19% at June 30, 2010, as compared to 0.86% at December 31, 2009. Although the Company continues to realize significant interest expense reductions by utilizing overnight and term borrowings lines, the use of such lines are monitored closely to ensure sound balance sheet management in light of the current economic and credit environment.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates declined during most of 2009. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.82% and 1.54% at June 30, 2010 and December 31, 2009, respectively. Pursuant to fair value accounting guidance, the Company has recorded $624,000 and $157,000 in pretax fair value gains on its junior subordinated debt during the six months and quarter ended June 30, 2010, respectively, bringing the total cumulative gain recorded on the debt to $5.5 million at June 30, 2010.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties, as well as Campbell, in Santa Clara County. The San Joaquin Valley and other California markets continue to exhibit weak demand for construction lending and commercial lending from small and medium size businesses, as commercial and residential real estate markets declined during much of 2008, and 2009, a condition which still persists at this time. Although we have seen some improvement during the first half of 2010, the past year has presented significant challenges for the banking industry with tightening credit markets, weakening real estate markets, and increased loan losses adversely affecting the Banking industry and the Company.

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

 Results of Operations

For the six months ended June 30, 2010, the Company reported net income of $957,000 or $0.08 per share ($0.08 diluted) as compared to a net loss of $4.8 million or $0.38 per share ($0.38 diluted) for the six months ended June 30, 2009. For the quarter ended June 30, 2010, the Company reported net income of $515,000 or $0.04 per share ($0.04 diluted) as compared to a net loss of $5.7 million or $0.45 per share ($0.45 diluted) for the quarter ended June 30, 2009. The increase in earnings between the two six month and quarterly periods ended June 30, 2009 and 2010 is primarily the result of decreases in provisions for loan losses and goodwill impairment losses taken during 2010.

The Company’s return on average assets was 0.27% for the six months ended June 30, 2010 as compared to -1.30% for the six months ended June 30, 2009, and was 0.29% for the quarter ended June 30, 2010 as compared to -3.11% for the quarter ended June 30, 2009.. The Bank’s return on average equity was 2.49% for the six months ended June 30, 2010 as compared to -12.00% for the same six-month period of 2009, and was 2.65% for the quarter ended June 30, 2010 as compared to -28.45% for the quarter ended June 30, 2009.

Net Interest Income

Net interest income before provision for credit losses totaled $14.5 million for the six months ended June 30, 2010, representing an increase of $595,000, or 4.3% when compared to the $13.9 million reported for the same six months of the previous year.

The Company’s net interest margin, as shown in Table 1, increased to 4.82% at June 30, 2010 from 4.39% at June 30, 2009, an increase of 43 basis points (100 basis points = 1%) between the two periods. On a quarterly basis, the Company’s net interest margin increased 57 basis points from 4.30% during the three months ended June 30, 2009 to 4.87% for the three months ended June 30, 2010. While average market rates of interest have remained level between the six-month periods ended June 30, 2009 and 2010 (the Prime rate averaged 3.25% during both periods), significant declines in the Company’s cost of funds enhanced the net margin between the two six-month periods.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Six Months Ended June 30, 2010 and 2009

	2010			2009
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans and leases (1)	$512,216	$15,309	6.03%	$543,310	$15,543	5.77%
Investment Securities – taxable	66,196	1,570	4.78%	87,066	2,304	5.34%
Investment Securities – nontaxable (2)	1,252	29	4.67%	1,252	29	4.67%
Interest-bearing deposits in other banks	2,646	20	1.52%	8,587	77	1.81%
Federal funds sold and reverse repos	25,478	15	0.12%	22	0	0.00%
Total interest-earning assets	607,788	$16,943	5.62%	640,237	$17,953	5.65%
Allowance for credit losses	(15,693)			(10,882)
Noninterest-bearing assets:
Cash and due from banks	19,113			17,591
Premises and equipment, net	13,130			14,003
Accrued interest receivable	2,237			2,472
Other real estate owned	38,841			31,208
Other assets	43,433			50,274
Total average assets	$708,849			$744,903
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$52,305	$51	0.20%	$44,305	$103	0.47%
Money market accounts	111,459	690	1.25%	104,525	1,004	1.94%
Savings accounts	35,260	71	0.41%	36,458	128	0.71%
Time deposits	247,134	1,409	1.15%	190,609	2,039	2.16%
Other borrowings	37,641	68	0.36%	133,702	539	0.81%
Junior subordinated debentures	10,501	117	2.25%	11,758	198	3.40%
Total interest-bearing liabilities	494,300	$2,406	0.98%	521,357	$4,011	1.55%
Noninterest-bearing liabilities:
Noninterest-bearing checking	132,469			136,287
Accrued interest payable	354			654
Other liabilities	4,259			5,885
Total Liabilities	631,382			664,183

Total shareholders' equity	77,467			80,720
Total average liabilities and
shareholders' equity	$708,849			$744,903
Interest income as a percentage
of average earning assets			5.62%			5.65%
Interest expense as a percentage
of average earning assets			0.80%			1.26%
Net interest margin			4.82%			4.39%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $789,000 and $775,000 for the six months ended June 30, 2010 and 2009, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the six months ended
	June 30, 2010 compared to June 30, 2009
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$(234)	$678	(912)
Investment securities available for sale	(734)	(222)	(512)
Interest-bearing deposits in other banks	(57)	(19)	(38)
Federal funds sold	15	15	0
Total interest income	(1,010)	452	(1,462)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(366)	(468)	102
Savings accounts	(57)	(53)	(4)
Time deposits	(630)	(1,125)	495
Other borrowings	(471)	(205)	(266)
Subordinated debentures	(81)	(62)	(19)
Total interest expense	(1,605)	(1,913)	308
Increase (decrease) in net interest income	$595	$2,365	$(1,770)

For the six months ended June 30, 2010, total interest income decreased approximately $1.0 million, or 5.6% as compared to the six-month period ended June 30, 2009. Earning asset volumes decreased in all earning-asset categories between the six month periods, with the largest decrease experienced in loans.

For the three months ended June 30, 2010, total interest income of $8.5 million decreased approximately $124,000, or 1.4% as compared to the three-month period ended June 30, 2009. During the second quarter of 2010 interest and fees on loans increased $293,000 or 3.9% when compared to the comparative quarter of 2009, as increases in loan yields more than outweighed declines in volume between the two quarterly periods. Interest income on investment securities decreased $397,000 between the comparative second quarters of 2009 and 2010 as both volumes and rates on investment securities decreased between the two periods.

For the six months ended June 30, 2010, total interest expense decreased approximately $1.6 million, or 40.0% as compared to the six-month period ended June 30, 2009. Between those two periods, average interest-bearing liabilities decreased by $27.1 million, and the average rates paid on these liabilities decreased by 57 basis points.

For the three months ended June 2010 interest expense of $1.1 million decreased $706,000 or 38.2% as compared to the three months ended June 30, 2009 as a result of significant declines in the rates incurred on interest-bearing liabilities, which more than outweighed the average increase of $24.7 million between those two second-quarter periods. Between the three month periods ended June 30, 2009 and June 30, 2010, the average cost of funds declined 50 basis points from 1.42% during the three months ended June 30, 2009 to 0.92% for the three months ended June 30, 2010.

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ended June 30, 2010, the provision to the allowance for credit losses amounted to $2.2 million as compared to $8.2 million for the six months ended June 30, 2009. For the three months ended June 30, 2010, the provision to the allowance for credit losses amounted to $519,000 as compared to $6.8 million for the three months ended June 30, 2009. Increases in provisions between the two year-to-date and quarterly periods presented is the result of large loan loss provisions taken during 2009 resulting from the significant decline in real estate markets experienced between 2008 and 2009, which has remained much more stable over the past twelve months. In addition, the Company experienced recoveries totaling $930,000 and $937,000 for the three months and six months ended June 30, 2010, respectively, which helped to reduce the current year’s loan loss reserve provisions required to maintain the allowance for loan losses at adequate levels at June 30, 2010. The amount provided to the allowance for credit losses during the first six months of 2010 brought the allowance to 2.44% of net outstanding loan balances at June 30, 2010, as compared to 2.96% of net outstanding loan balances at December 31, 2009, and 2.89% at June 30, 2009.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009:

(In thousands)	2010	2009	Amount of Change	Percent Change
Customer service fees	$1,964	$2,008	$(44)	-2.19%
Gain on sale of securities	70	0	70	—
(Gain) loss on sale of OREO	108	(145)	253	-174.48%
Gain(loss) on fair value of financial liabilities	624	(105)	729	694.29%
Gain on sale of loans	511	0	511	100.00%
Shared appreciation income	0	23	(23)	-100.00%
Other	716	638	78	12.12%
Total noninterest income	$3,993	$2,419	$1,574	65.07%

Noninterest income for the six months ended June 30, 2010 increased $1.6 million or 65.1% when compared to the same period of 2009. The increase in noninterest income between the two six-month periods is partially the result of fair value gain adjustments on the Company’s junior subordinated debt which included fair value gains of $624,000 and $157,000 recognized during the six months and quarter ended June 30, 2010, respectively, as compared to fair value losses of $109,000 and $59,000 recognized during the six months and quarter ended June 30, 2009, respectively, an increase of $729,000 and $513,000, between the two year-to-date and quarterly periods, respectively. Included in noninterest income for the six months and quarter ended June 30, 2010 is a gain of $511,000 realized on the sale of two purchased real estate mortgage loan portfolios. Customer service fees, the primary component of noninterest income, decreased $44,000 or 2.2% between the two six-month periods presented, primarily resulting from decreases in revenues from the Company’s financial services department.

Noninterest income for the three months ended June 30, 2010 increased $1.4 million or 109.7% when compared to the same three-month period of 2009. Increases between the three-month periods ended June 30, 2009 and June 30, 2010 included increases of $513,000 in fair value gains on the Company’s junior subordinated debt, increases of $232,000 in gains on sale of other real estate, a gain of $174,000 recorded during the second quarter of 2010 from proceeds on life insurance, and a gain of $511,000 recorded during the second quarter of 2010 resulting from the sale of two real estate mortgage loan portfolios.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009:

Table 4. Changes in Noninterest Expense

(In thousands)	2010	2009	Amount of Change	Percent Change
Salaries and employee benefits	$4,388	$4,286	$102	2.38%
Occupancy expense	1,874	1,881	(7)	-0.37%
Data processing	32	65	(33)	-50.77%
Professional fees	1,019	811	208	25.65%
Directors fees	117	128	(11)	-8.59%
FDIC/DFI insurance assessments	906	616	290	47.08%
Amortization of intangibles	401	451	(50)	-11.09%
Correspondent bank service charges	158	208	(50)	-24.04%
Impairment loss on core deposit intangible	57	57	0	—
Impairment loss on investment securities	702	403	299	74.19%
Impairment loss on OREO	1,226	503	723	143.74%
Impairment loss on Goodwill	1,414	3,026	(1,612)	-53.27%
Loss on California tax credit partnership	212	214	(2)	-0.93%
OREO expense	767	843	(76)	-9.02%
Other	1,100	1,272	(172)	-13.52%
Total expense	$14,373	$14,764	$(391)	-2.65%

Noninterest income decreased $391,000 between the six months ended June 30, 2009 and 2010, and decreased $1.0 million between the quarters ended June 30, 2009 and 2010. The net decrease in noninterest expense between the six months and quarterly comparative periods is primarily the result of reductions of $1.6 million in impairment losses on goodwill between the two six-month and quarterly periods. The Company experienced increases in professional fees, as the result of legal costs related to impaired loans, as well as increases in FDIC assessments between the six months ended June 30, 2009 and 2010.

Impairment losses totaling $405,000 and $1.2 million were realized on OREO during the three and six months ended June 30, 2010, respectively as OREO properties were further written-down to fair value as new valuations were received. In addition, during the three and six months ended June 30, 2010, the Company recognized $458,000 and $702,000, respectively, in other-than-temporary impairment losses on three of its non-agency residential mortgage obligations. The amount expensed as impairment losses on the three securities represents the identified credit-related portion of the impairment. Although there are some indications of improvement in current economic conditions, a prolonged recessionary period could result in additional impairment losses in the future.

Noninterest expense in other categories increased between the periods presented including professional fees and FDIC/DFI insurance assessments. During the six months ended June 30, 2010, professional fees, representing primarily legal fees associated with problem asset workouts, totaled $1.1 million compared to $811,000 for the six months ended June 30, 2009, representing an increase of $208,000 or 53.8 % between the two six-month periods, and increased $208,000 or 25.7% between the three-month periods ended June 30, 2009 and June 30, 2010. FDIC insurance assessments have increased during 2010 both as a result of the both Company’s current regulatory status and the stressed banking environment in general. FDIC/DFI insurance assessments totaled $906,000 for the six months ended June 30, 2010, representing an increase of $290,000 or 47.1% compared to FDICI/DFI insurance assessments expensed during the six months ended June 30, 2009. FDIC/DFI insurance assessments of $515,000 for the three months ended June 30, 2010 increased $45,000 or 9.6% compared to the $470,000 expensed during the three months ended June 30, 2009.

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

Pursuant to the guidance, the Company reviewed its REIT tax position as of January 1, 2007 (adoption date of the new guidance), and then has again reviewed its position each subsequent quarter since adoption. The Bank, with guidance from advisors, believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007 the Company recorded an adjustment of $1.3 million to beginning retained earnings upon adoption of the new guidance (previously FIN48) to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. As of December 31, 2009, the Company had recorded a total unrecognized tax liability related to the REIT of $1.6 million. The Company has determined that there has been no material change to its position on the REIT from that at December 31, 2009, and as a result recorded additional interest liability of $43,000 during the six months ended June 30, 2010. It is the Company’s policy to recognize interest and penalties as a component of income tax expense.

The Company has reviewed all of its tax positions as of June 30, 2010, and has determined that, other than the REIT, there are no other material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets increased $19.0 million, or 2.74% to a balance of $711.6 million at June 30, 2010, from the balance of $692.6 million at December 31, 2009, but decreased $27.0 million or 3.65% from the balance of $738.5 million at June 30, 2009. Total deposits of $583.8 million at June 30, 2010 increased $22.1 million, or 3.93% from the balance reported at December 31, 2009, and increased $72.9 million from the balance of $510.9 million reported at June 30, 2009. Between December 31, 2009 and June 30, 2010, loans decreased $13.39 million, or 2.63% to a balance of $495.2 million, cash and due from banks increased $21.2 million or 120.4% and federal funds sold increased by $29.1 million or 251.01%, while investment securities decreased by $11.6 million, or 16.27%. The significant increase experienced in cash and due from banks between December 31, 2009 and June 30, 2010 is the result of the sale of two real estate mortgage loan portfolios completed on June 30, 2010, for which the $17.5 million in sales proceeds were held at the Company’s correspondent bank account with the Federal Reserve Bank rather than sold as overnight federal funds on June 30, 2010.

Earning assets averaged approximately $607.8 million during the six months ended June 30, 2010, as compared to $640.2 million for the same six-month period of 2009. Average interest-bearing liabilities decreased to $494.3 million for the six months ended June 30, 2010, from $521.4 million reported for the comparative six-month period of 2009.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $495.2 million at June 30, 2010, a decrease of $13.4 million or 2.63% when compared to the balance of $508.6 million at December 31, 2009, and a decrease of $53.5 million or 9.75% when compared to the balance of $548.7 million reported at June 30, 2009. Loans on average decreased $31.1 million or 5.72% between the six-month periods ended June 30, 2009 and June 30, 2010, with loans averaging $512.2 million for the six months ended June 30, 2010, as compared to $543.3 million for the same six-month period of 2009.

During the first six months of 2010, increases were experienced primarily in commercial and industrial loans, and agricultural loans. The largest declines were experienced in construction loans as a result of soft real estate markets and declines in new home sales within the Company’s market area. On June 30, 2010, the Company completed the sale of two real estate mortgage portfolios totaling $17.1 million which contributed to the net decrease of $5.3 million in real estate mortgage loans between December 31, 2009 and June 30, 2010. The sale of the loan portfolios resulted in a pre-tax gain of $511,000 reflected in other noninterest income for the quarter and six months ended June 30, 2010. The following table sets forth the amounts of loans outstanding by category at June 30, 2010 and December 31, 2009, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	June 30, 2010		December 31, 2009
	Dollar	% of	Dollar	% of	Net	%
(In thousands)	Amount	Loans	Amount	Loans	Change	Change
Commercial and industrial	$171,875	34.7%	$167,930	33.0%	$3,945	2.35%
Real estate – mortgage	160,324	32.4%	165,629	32.6%	(5,305)	-3.20%
RE construction & development	93,056	18.8%	105,220	20.7%	(12,164)	-11.56%
Agricultural	54,622	11.0%	50,897	10.0%	3,725	7.32%
Installment/other	14,739	3.0%	18,191	3.6%	(3,452)	-18.98%
Lease financing	583	0.1%	706	0.1%	(123)	-17.50%
Total Gross Loans	$495,199	100.0%	$508,573	100.0%	$(13,374)	-2.63%

The overall average yield on the loan portfolio was 6.03% for the six months ended June 30, 2010, as compared to 5.77% for the six months ended June 30, 2009. At June 30, 2010, 62.2% of the Company's loan portfolio consisted of floating rate instruments, as compared to 60.7% of the portfolio at December 31, 2009, with the majority of those tied to the prime rate.

Deposits

Total deposits increased during the period to a balance of $583.8 million at June 30, 2010, representing an increase of $22.1 million, or 3.93% from the balance of $561.7 million reported at December 31, 2009, and an increase of $72.9 million, or 14.27% from the balance reported at June 30, 2009.

The following table sets forth the amounts of deposits outstanding by category at June 30, 2010 and December 31, 2009, and the net change between the two periods presented.

Table 6. Deposits

	June 30,	December 31,	Net	Percentage
(In thousands)	2010	2009	Change	Change
Noninterest bearing deposits	$123,630	$139,724	$(16,094)	-11.52%
Interest bearing deposits:
NOW and money market accounts	185,474	158,795	26,679	16.80%
Savings accounts	34,478	34,146	332	0.97%
Time deposits:
Under $100,000	61,390	64,481	(3,091)	-4.79%
$100,000 and over	178,785	164,514	14,271	8.67%
Total interest bearing deposits	460,127	421,936	38,191	9.05%
Total deposits	$583,757	$561,660	$22,097	3.93%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $38.2 million, or 9.05% between December 31, 2009 and June 30, 2010, while noninterest-bearing deposits decreased $16.1 million, or 11.52% between the same two periods presented.

Core deposits, consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 65.9% and 66.7% of the total deposit portfolio at June 30, 2010 and December 31, 2009, respectively. Brokered deposits totaled $112.9 million at June 30, 2010 as compared to $129.4 million at December 31, 2009 and $99.3 million at June 30, 2009. The Company continues to utilize more cost-effective term borrowing lines through Federal Home Loan Bank when prudent, but in an effort to reduce its reliance on borrowed funds and brokered deposits, the Company is placing additional emphasis on core-deposit gathering strategies in an effort to reduce its reliance on brokered deposits and other wholesale funding in the future.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $66.4 million or 12.97% in total deposits between the six-month periods ended June 30, 2009 and June 30, 2010. Between these two periods, average interest-bearing deposits increased $70.3 million or 18.69%, while total noninterest-bearing checking decreased $3.8 million or 2.80% on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized and uncollateralized lines of credit aggregating $124.7 million, as well as FHLB lines of credit totaling $41.0 million at June 30, 2010. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At June 30, 2010, the Company had $37.0 million borrowed against its FHLB lines of credit, which is summarized below. The Company had collateralized and uncollateralized lines of credit aggregating $124.2 million, as well as FHLB lines of credit totaling $40.8 million at December 31, 2009.

FHLB term borrowings at June 30, 2010 (in 000’s):

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors, including economic factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss”. Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss. At June 30, 2010 problem graded or “classified” loans totaled $54.6 million or 11.0% of gross loans as compared to $69.6 million or 13.7% of gross loans at December 31, 2009.

Specific allowances are established based on management’s periodic evaluation of loss exposure inherent in classified loans, impaired loans, and other loans in which management believes there is a probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. For impaired loans, specific allowances are determined based on the collateralized value of the underlying properties, the net present value of the anticipated cash flows, or the market value of the underlying assets. Formula allowances for classified loans, excluding impaired loans, specific allowances, where required, are determined on the basis of additional risks involved with individual loans that may be in excess of risk factors associated with the loan portfolio as a whole. The specific allowance is different from the formula allowance in that the specific allowance is determined on a loan-by-loan basis based on risk factors directly related to a particular loan, as opposed to the formula allowance which is determined for a pool of loans with similar risk characteristics, based on past historical trends and other risk factors which may be relevant on an ongoing basis.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at June 30, 2010 and December 31, 2009, as well as classified loans at those period-ends.

	June 30,	December 31,
(in 000's)	2010	2009
Specific allowance – impaired loans	$5,119	$7,974
Formula allowance – classified loans not impaired	1,134	1,979
Formula allowance – special mention loans	597	587
Total allowance for special mention and classified loans	6,850	10,540

Formula allowance for pass loans	4,338	4,476
Unallocated allowance	869	0
Total allowance for loan losses	$12,057	$15,016

Impaired loans	46,653	$53,794
Classified loans not considered impaired	7,963	15,816
Total classified loans	$54,616	$69,610
Special mention loans	$30,674	$27,939

Impaired loans decreased approximately $7.1 million between December 31, 2009 and June 30, 2010. The specific allowance related to those impaired loans decreased $2.9 million between December 31, 2009 and June 30, 2010. Reductions in impaired loans and the related allowance during the first six months of 2010 are in part the result of transfers of $7.3 million in impaired loans to other real estate owned through foreclosure during the period. The formula allowance related to loans that are not impaired (including special mention and substandard) decreased approximately $835,000 between December 31, 2009 and June 30, 2010. The level of “pass” loans has changed little between December 31, 2009 and June 30, 2010, and as a result, the related formula allowance decreased $138,000 during the period.

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. There were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses during the six months ended June 30, 2010.

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

At June 30, 2010 and 2009, the Company's recorded investment in loans for which impairment has been identified totaled $46.7 million and $67.2 million, respectively. Included in total impaired loans at June 30, 2010, are $31.9 million of impaired loans for which the related specific allowance is $5.1 million, as well as $14.8 million of impaired loans that as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at June 30, 2009 included $35.0 million of impaired loans for which the related specific allowance is $7.8 million, as well as $32.2 million of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $50.8 million during the first six months of 2010 and $59.9 million during the first six months of 2009. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. For the six months ended June 30, 2010, the Company recognized $297,000 in income on such loans. For the six months ended June 30, 2009, the Company recognized no income on such loans At June 30, 2010, included in impaired loans, are troubled debt restructures totaled $29.1 million. Of the $29.1 million in troubled debt restructures at June 30, 2010, $13.8 million are on nonaccrual status. Troubled debt restructures on accrual status totaling $15.3 million are current with regards to payments, and are performing according to the modified contractual terms.

As with nonaccrual loans, the greatest volume in impaired loans during the six months ended June 30, 2010 is in real estate construction loans, with that loan category comprising almost 48% of total impaired loans at June 30, 2010. The balance of impaired construction loans has decreased approximately $3.5 million, and the related specific reserve has decreased $2.1 million since December 31, 2009. Impaired loans classified as commercial and industrial increased $82,000 during the six months ended June 30, 2010. Of the $8.9 million in commercial and industrial impaired loans reported at June 30, 2010, approximately $1.9 million or 21.1% are secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at June 30, 2010, approximately $35.5 million or 76.0% are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, and developing that land if required, and to develop real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at June 30, 2010 and December 31, 2009.

	Balance	Reserve	Balance	Reserve
(in 000’s)	6/30/2010	6/30/2010	12/31/2009	12/31/2009
Commercial and industrial	$9,220	$1,334	$9,064	$2,383
Real estate – mortgage	11,358	867	12,584	536
RE construction & development	22,059	2,634	25,606	4,741
Agricultural	3,783	135	6,212	153
Installment/other	232	150	328	160
Lease financing	0	0	0	0
Total Impaired Loans	$46,652	$5,120	$53,794	$7,973

Included in impaired loans are loans modified in troubled debt restructurings (“TDR’s”), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The following table summarizes TDR’s by type, which are included in impaired loans at June 30, 2010 and December 31, 2009.

(in thousands)	June 30, 2010	Dec 31, 2009
Commercial and industrial	$3,552	$3,878
Real estate - mortgage:
Commercial real estate	6,013	3,593
Residential mortgages	3,386	3,961
Home equity loans	96	51
Total real estate mortgage	9,495	7,605
RE construction & development	15,969	14,405
Agricultural	0	0
Installment/other	82	178
Lease financing	0	0
Total Troubled Debt Restructurings	$29,098	$26,066

Of the $29.1 million in total TDR’s at June 30, 2010, $13.8 million were on nonaccrual status at period-end. Of the $26.1 million in total TDR’s at December 31, 2009, $10.0 million were on nonaccrual status at period-end In order for these loan balances to return to accrual status, the borrower must have demonstrated a sustained period of timely payments pursuant to the modified agreement.

The following table summarizes special mention loans by type for the six month ended June 30, 2010 and December 31, 2009.

(in thousands)	June 30, 2010	Dec 31, 2009
Commercial and industrial	$7,690	$5,169
Real estate - mortgage:
Commercial real estate	6,546	2,278
Residential mortgages	0	0
Home equity loans	0	0
Total real estate mortgage	6,546	2,278
RE construction & development	14,127	20,492
Agricultural	2,311	0
Installment/other	0	0
Lease financing	0	0
Total Special Mention Loans	$30,674	$27,939

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

Table 7. Allowance for Credit Losses - Summary of Activity (unaudited)

	June 30,	June 30,
(In thousands)	2010	2009
Total loans outstanding at end of period before deducting allowances for credit losses	$494,463	$547,754
Average net loans outstanding during period	512,216	543,310

Balance of allowance at beginning of period	15,016	11,529
Loans charged off:
Real estate	(4,786)	(1,123)
Commercial and industrial	(569)	(2,812)
Lease financing	(0)	(76)
Installment and other	(693)	(74)
Total loans charged off	(6,048)	(4,085)
Recoveries of loans previously charged off:
Real estate	18	0
Commercial and industrial	915	229
Lease financing	0	1
Installment and other	6	10
Total loan recoveries	939	240
Net loans charged off	(5,109)	(3,845)

Provision charged to operating expense	2,150	8,158
Balance of allowance for credit losses at end of period	$12,057	$15,842

Net loan charge-offs to total average loans (annualized)	2.01%	1.43%
Net loan charge-offs to loans at end of period (annualized)	2.08%	1.42%
Allowance for credit losses to total loans at end of period	2.44%	2.89%
Net loan charge-offs to allowance for credit losses (annualized)	85.45%	48.94%
Net loan charge-offs to provision for credit losses (annualized)	237.63%	47.13%

Both net loan charge-offs and recoveries increased during the six months ended June 30, 2010 when compared to the six months ended June 30, 2009.  Loan charge-offs of $5.6 million experienced during the three month ended June 30, 2010 included a $2.1 million charge-off of an impaired nonaccrual loan which had a specific reserve of $2.1 million at December 31, 2009, a charge-off of $857,000 on a $2.1 million nonaccrual loan transferred to OREO during the second quarter of 2010, and a $600,000 charge-off resulting from a short-sale of the underlying collateral for a real-estate secured loan. Recoveries during 2010 included $846,000 in death benefit proceeds received during the second quarter from a life insurance policy held as collateral on a loan that had been charged-off during 1998.

At June 30, 2010 and 2009, $183,000 and $246,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities. Management believes that the 2.44% credit loss allowance at June 30, 2010 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets

	June 30,	December 31,
(In thousands)	2010	2009
Nonaccrual Loans	$31,531	$34,757
Restructured Loans (1)	15,341	16,026
Total nonperforming loans	46,872	50,783
Other real estate owned	32,810	36,217
Total nonperforming assets	$79,682	$87,000
Loans past due 90 days or more, still accruing	$1,219	$486
Nonperforming loans to total gross loans	9.47%	9.99%
Nonperforming assets to total gross loans	16.09%	17.11%
Allowance for loan losses to nonperforming loans	25.72%	29.57%
(1) Included in nonaccrual loans at June 30, 2010 and December 31, 2009 are restructured loans totaling $13.8 million and $10.0 million, respectively.

Non-performing assets have decreased between December 31, 2009 and June 30, 2010, declining $7.3 million between the two periods, as nonperforming assets are transferred to other real estate owned through foreclosure and are disposed of or written down to allow the Company to more aggressively sell the properties. Nonaccrual loans decreased $3.2 million between December 31, 2009 and June 30, 2010, with construction loans comprising approximately 54% of total nonaccrual loans at June 30, 2010. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans decreased from 29.57% at December 31, 2009 to 25.72% at June 30, 2010 primarily as the result of the charge-offs during the second quarter of 2010 of nearly $3.0 million on two nonaccrual loans.

	Balance	Balance	Change from
Nonaccrual Loans (in 000's):	June 30, 2010	December 31, 2009	December 31, 2009
Commercial and industrial	$6,712	$5,355	$1,357
Real estate - mortgage	3,540	5,336	(1,796)
RE construction & development	17,170	17,590	(420)
Agricultural	3,783	6,212	(2,429)
Installment/other	162	150	12
Lease financing	164	114	50
Total Nonaccrual Loans	$31,531	$34,757	$(3,226)

High levels of nonaccrual construction loans experienced since early 2009 are the result of the prolonged slowdown in new housing starts and the resultant depreciation in land, and both partially completed and completed construction projects. As with impaired loans, a large percentage of nonaccrual loans were made for the purpose of residential construction, residential and commercial acquisition and development, and land development. Non-performing loans totaled 9.47% of total loans at June 30, 2010 as compared to 9.99% December 31, 2009.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at June 30, 2010 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 62.2% of the Company’s loan portfolio at June 30, 2010. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At June 30, 2010, the Bank had 67.8% of total assets in the loan portfolio and a loan to deposit ratio of 84.7%, as compared to 71.1% of total assets in the loan portfolio and a loan to deposit ratio of 90.4% at December 31, 2009. Liquid assets at June 30, 2010 include cash and cash equivalents totaling $79.6 million as compared to $29.2 million at December 31, 2009. Other sources of liquidity include collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $165.8 million at June 30, 2010.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion.) The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) During the quarter ended September 30, 2009, the Bank was precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at September 30, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. The Company has not determined how long it will defer interest payments, but under the terms of the debenture, interest payments may be deferred up to five years (20 quarters). During such deferral periods, the Company is prohibited from paying dividends on its common stock (subject to certain exceptions) and will continue to accrue interest payable on the junior subordinated debt. During the six months ended June 30, 2010, the Bank paid did not pay any cash dividends to the parent company.

Cash Flow

Cash and cash equivalents have declined during the two six-month periods ended June 30, 2010 and 2009 with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2008	$19,426
June 30, 2009	$16,458
December 31, 2009	$29,229
June 30, 2010	$79,551

Cash and cash equivalents increased $50.3 million during the six months ended June 30, 2010, as compared to a decrease of $3.0 million during the six months ended June 30, 2009.

The Company has maintained positive cash flows from operations, which amounted to $5.3 million, and $6.3 million for the six months ended June 30, 2010, and June 30, 2009, respectively. The Company experienced net cash inflows from investing activities totaling $25.9 million during the six months ended June 30, 2010, as decreases in loans, settlement of OREO properties, and paydowns and maturities of investment securities outweighed new investment in securities or other interest-bearing assets. The Company experienced net cash inflows from investing activities totaling $8.1 million during the six months ended June 30, 2009, as maturities of interest-bearing deposits in other banks, and principal paydowns on investment securities, exceeded other investing requirements during the period.

Net cash flows from financing activities, including deposit growth and borrowings, have traditionally provided funding sources for loan growth, and during the six months ended June 30, 2010, the Company experienced net cash inflows totaling $19.2 million as the result of increases in demand deposits and savings accounts totaling $10.9 million and increases in time deposits totaling $11.2 million. During the six months ended June 30, 2009, the Company experienced net cash outflows of $17.3 million from financing activities as reductions in borrowings exceeded increases in deposits and overnight borrowings.

The Company has the ability to decrease loan growth, increase deposits and borrowings, or a combination of both to manage balance sheet liquidity.

Regulatory Matters

Regulatory Agreement with the Federal Reserve Bank of San Francisco

Effective March 23, 2010, United Security Bancshares (the "Company") and its wholly owned subsidiary, United Security Bank (the "Bank"), entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco. Under the terms of the Agreement, the Company and the Bank agreed, among other things, to strengthen board oversight of management and the Bank's operations; submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on the past due loans, classified loans, and other real estate owned; maintain a sound process for determining, documenting, and recording an adequate allowance for loan and lease losses; improve the management of the Bank's liquidity position and funds management policies; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock, declare or pay any cash dividends, or pay interest on the Company's junior subordinated debt or trust preferred securities, without prior written approval from the Federal Reserve Bank. The Company generates no revenue of its own and as such, relies on dividends from the Bank to pay its operating expenses and interest payments on the Company’s junior subordinated debt. The inability of the Bank to pay cash dividends to the Company may hinder the Company’s ability to meet its ongoing operating obligations.

This Agreement entered into with the Federal Reserve Bank of San Francisco during March 2010 was a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions in June 2009 (“Report of Examination”). The Agreement was the result of significant increases in nonperforming assets, both classified loans and OREO, during 2008 and the first half of 2009 increasing the overall risk profile of the Bank. The increased risk profile of the Bank included heightened concerns about the Bank’s use of brokered and other whole funding sources which had been used to fund loan growth and reduce the Company’s overall cost of interest bearing liabilities. With loan growth funded to some degree by wholesale funding sources, liquidity risk increased, and higher levels of nonperforming assets increased risk to equity capital and potential volatility in earnings.

The Agreement’s major components and requirements for the Bank are as follows:

•
Strengthen board oversight of the Bank’s management and operations by the Bank submitting a written plan to the Federal Reserve Bank to address and include (i) the actions that the board will take to improve the Bank’s conditions and maintain effect control over, and supervision of the Bank’s major operations and activities, (ii) the responsibility of the board to monitor management’s adherence to approved policies and procedures, and applicable laws and regulations; and (iii) a description of the information and reports that are regularly reviewed by the board  in its oversight of the operations and management of the Bank;

•
Strengthen credit risk management practices of the Bank by the Bank submitting a written plan to the Federal Reserve Bank to address and include (i) the responsibility of the board of directors to establish appropriate risk tolerance guidelines and risk limits; (ii) timely and accurate identification and quantification of credit risk within the loan portfolio; (iii) strategies to minimize credit losses and reduce the level of problem assets; (iv) procedures for the on-going review of the investment portfolio to evaluate other-than temporary-impairment (“OTTI”) and accurate accounting for OTTI; (v) stress testing of commercial real estate loan and portfolio segments; and (vi) measures to reduce the amount of other real estate owned;

•
Strengthen asset quality at the Bank by (i) not extending, renewing, or restructuring any credit to or for the benefit of any borrower, including any related interest of the borrower, whose loans or other extensions of credit were criticized in the Report of Examination or in any subsequent report of examination, without appropriate underwriting analysis, documentation, board or committee approval and certification that the board or committee reasonably believes that the extension of credit will not impair the Bank’s interest in obtaining repayment of the already outstanding credit and that the extension of credit or renewal will be repaid according to its terms, (ii) submitting to the Federal Reserve Bank an acceptable written plan designed to improve the Bank’s position through repayment, amortization, liquidation, additional collateral, or other means on each loan or other asset in excess of $1.5 million including other real estate owned that is past due as to principal or interest more than 90 days, on the Bank’s problem loan list, or were adversely classified in the Report of Examination or subsequent report of examination;

•
Improve management of the Bank’s allowance for loan losses by (i) eliminating from its books, by charge-off or collection, all assets or portions of assets classified “loss” in the Report of Examination that have not been previously collected in full or charged off within 10 days of the Agreement, and within 30 days from the receipt of any federal or state report of examination, charge off all assets classified “loss” unless otherwise approved in writing by the Federal Reserve Bank, (ii) maintain a sound process for determining, documenting, and recording an adequate allowance for loan and lease losses (“ALLL”) in accordance with regulatory reporting instructions and relevant supervisory guidance, and (iii) within 60 days of the date of the Agreement, submitting to the Federal Reserve Bank an acceptable written program for the maintenance of an adequate ALLL, including provision for a review of the ALLL by the board on at least a quarterly calendar basis and remedying any deficiency found in the ALLL in the quarter it is discovered, and the board maintaining written documentation of its review of the ALLL;

•
Maintain sufficient capital at the Company and Bank by submitting to the Federal Reserve Bank an acceptable written plan to maintain sufficient capital at the Company, on a consolidated basis, and the Company and the Bank shall jointly submit to the Reserve Bank an acceptable written plan to maintain sufficient capital at the Bank, as a separate legal entity on a stand-alone basis that (i) complies with the applicable bank and bank holding company capital maintenance regulations and regulatory guidelines and that also considers the adequacy of the Bank’s capital, (ii) takes into account the volume of classified credits, concentrations of credit, ALLL, current and projected asset growth, and projected retained earnings, the source and timing of additional funds to fulfill the Company’s and the Bank’s future capital requirements, and a provision to notify the Federal Reserve Bank when either entity falls below the capital ratios in the accepted plan;.

•
Submit a revised business plan and budget to the Federal Reserve Bank for 2010 and subsequent calendar years that the Bank is subject to the Agreement to improve the Bank’s earnings and overall condition, which plan at a minimum provides a realistic and comprehensive budget for the remainder of calendar year 2010, and description of the operating assumptions that form the basis for, and adequately support, major projected income, expense, and balance sheet components;

•
Not make certain distributions, dividends, and payments, specifically that (i) the Company and Bank agreeing not to declare or pay any dividends without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors (“Director”), (ii) the Company not taking any other form of payment representing a reduction in capital from the Bank without the prior written approval of the Federal Reserve Bank, and (iii) the Company and its nonbank subsidiaries not making any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Federal Reserve Bank and the Director;

•
Not incur debt or redeem stock, specifically, that except with the prior written approval of the Federal Reserve Bank, the Company each agree not to incur, increase, or guarantee any debt or purchase or redeem any shares of its stock;

•
Correct violations of the laws by (i) the Bank immediately taking all necessary steps to correct all violations of law and regulation cited in the Report of Examination, (ii) the board of the Bank taking the necessary steps to ensure the Bank’s future compliance with all applicable laws and regulations, (iii) complying with the notice provisions of Section 32 of the FDI Act (12 U.S.C. § 1831i) and Subpart H of Regulation Y of the Board of Governors of the Federal Reserve System (12 C.F.R. §§ 225.71 et seq) prior to appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, and (iv) complying with the restrictions on indemnification and severance payments of Section 18(k) of the FDI Act (12 U.S.C. § 1828(k)) and Part 359 of the FDIC’s regulations (12 C.F.R. Part 359);

•
Comply with the Agreement by (i) appointing a compliance committee of the Bank (“Compliance Committee”) within 10 days of the date of the Agreement to monitor and coordinate the Bank’s compliance with the provisions of the Agreement, which Compliance Committee is composed of a majority of outside directors who are not executive officers or principal shareholders of the Bank and which is to meet at least monthly and report its findings to the board of directors of the Bank, and (ii) the Company and Bank within 30 days after the end of each calendar quarter following the date of the Agreement submitting to the Federal Reserve Bank written progress reports detailing the form and manner of all actions taken to secure compliance with the Agreement and the results of such actions.

A copy of the Agreement with the Federal Reserve Bank of San Francisco, see the Company’s current Form 8-K filed with the Securities and Exchange Commission on March 25, 2010.

On April 28, 2010 and July 30, 2010, respectively, the Bank submitted progress reports to the Federal Reserve for the first and second quarters of 2010. As of the July 30, 2010 progress report submitted for the second quarter of 2010, the Company and the Bank believe they are in compliance with the Agreement, including deadlines and remediation of violations of laws and regulations regarding stale loan appraisals.

Regulatory Order from the California Department of Financial Institutions

During May of 2010, the California Department of Financial Institutions issued a written order (the “Order”) pursuant to section 1913 of the California Financial Code to the Bank as a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions in June 2009. The Order issued by the California Department of Financial Institutions is basically similar to the written agreement with the Federal Reserve Bank of San Francisco, except for certain additional requirements.  The additional requirements in the Order for the Bank are as follows:

•
Develop and adopt a capital plan to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.5% and include in such capital plan a capital contingency plan for raising additional capital in the event of various contingencies;

•	Maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.5%

•	Maintain an adequate allowance for loan losses and remedy any deficiency in the allowance for loan losses in the calendar quarter in which it is discovered; and

•	Not establish any new branches or other offices without the prior written consent of the Commissioner of the California Department of Financial Institutions

•
Provide progress reports within 30 days after the end of each calendar quarter following the date of the Order to the California Department of Financial Institutions detailing the form and manner of all actions taken to secure compliance with the Order and Agreement and the results of such actions.

The Bank is currently in full compliance with the requirements of the Order including its deadlines.

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

Pursuant to the Agreement with the Federal Reserve Bank, the Company and the Bank are required to maintain sufficient capital to support current and future capital needs, including compliance with Capital Adequacy Guidelines taking into account the volume of classified assets, concentrations of credit, the level of the allowance for loan losses, current and projected growth, and projected retained earnings.  Pursuant to the Order issued by the California Department of Financial Institutions in May 2010, the Bank is required to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.5%. For purposes of the Order, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 11.5% at June, 30, 2010.

The following table sets forth the Company’s and the Bank's actual capital positions at June 30, 2010, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

				To be Well
	Company	Bank		Capitalized under Prompt Corrective
	Actual	Actual	Minimum	Action
	Capital Ratios	Capital Ratios	Capital Ratios	Provisions
Total risk-based capital ratio	15.59%	14.83%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	14.33%	13.61%	5.00%	6.00%
Leverage ratio	12.23%	11.67%	4.00%	5.00%

As is indicated by the above table, and discussion above of the required ratio of tangible shareholders’ equity to total tangible assets under the Order, the Company and the Bank exceeded all applicable regulatory capital guidelines at June 30, 2010. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first three months of 2010, the Company has received no cash dividends from the Bank, and the Company paid no cash dividends to shareholders.

Dividends paid to shareholders by the Company are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank. As noted earlier, the Company and the Bank have entered into an Agreement with the Federal Reserve Bank and have been issued an Order by the California Department of Financial Institutions that, among other things, require us to obtain the prior approval before paying a cash dividend or otherwise making a distribution on our stock. In addition, prior to the Agreement with the Federal Reserve Bank and the Order issued by the California Department of Financial Institutions, the Company elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its trust preferred securities. The Company is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At June 30, 2010 the Bank's qualifying balance with the Federal Reserve was approximately $25,000 consisting of balances held with the Federal Reserve.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of June 30, 2010 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at June 30, 2010, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at June 30, 2010 and December 31, 2009 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	June 30, 2010			December 31, 2009
Change in	Estimated MV	Change in MV	Change in MV	Estimated MV	Change in MV	Change in MV
Rates	of Equity	of Equity $	of Equity $	Of Equity	of Equity $	of Equity %
+ 200 BP	$73,005	$8,680	13.49%	$70,265	$5,918	9.18%
+ 100 BP	71,106	6,780	10.54%	69,482	5,127	7.97%
0 BP	64,326	0	0.00%	64,355	0	0.00%
- 100 BP	66,441	2,115	3.29%	64,912	557	0.87%
- 200 BP	69,366	5,041	7.84%	66,195	1,840	2.86%

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

(b) Changes in Internal Controls over Financial Reporting: During the quarter ended June 30, 2010, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls over financial reporting or other factors that could significantly affect these controls.

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

PART II. Other Information

Item 1. Not applicable

Item 1A. Other than the risks discussed below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

We are operating subject to the terms and conditions of an Agreement entered into with the Federal Reserve Bank of San Francisco and Order issued by the California Department of Financial Institutions.

On March 23, 2010, the Company and the Bank voluntarily entered into a written agreement (“Agreement”) with the Federal Reserve Bank of San Francisco, and on May 17, 2010 the Bank consented to the issuance of a final order by the California Department of Financial Institutions (the “Order”).

The Order and Agreement are substantially similar. Each establishes timeframes for the completion of remedial measures identified by the regulators as important to improve our financial soundness.  Some of the specific provisions in the Order and/or Agreement include us being required to:

•	Strengthen board oversight of the Bank’s management and operations;

•	Strengthen credit risk management practices of the Bank;

•
Strengthen asset quality at the Bank by  (i) not extending, renewing, or restructuring certain credits, and (ii) submitting to the Federal Reserve Bank an acceptable written plan designed to improve the Bank’s position through repayment, amortization, liquidation, additional collateral, or other means on each loan or other asset in excess of $1.5 million including other real estate owned that is past due as to principal or interest more than 90 days, on the Bank’s problem loan list, or were adversely classified in the Report of Examination or subsequent report of examination;

•	Improve management of the Bank’s allowance for loan losses;

•	Maintain sufficient capital at the Company and Bank;

•
Submit a revised business plan and budget to the Federal Reserve Bank for 2010 and subsequent calendar years that the Bank is subject to the Agreement to improve the Bank’s earnings and overall condition;

•
Not make certain distributions, dividends, and payments, specifically that (i) the Company and Bank agreeing not to declare or pay any dividends without the prior written approval of the Federal Reserve Bank, (ii) the Company not taking any other form of payment representing a reduction in capital from the Bank without the prior written approval of the Federal Reserve Bank, and (iii) the Company and its nonbank subsidiaries not making any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Federal Reserve Bank;

•
Not incur debt or redeem stock, specifically, that except with the prior written approval of the Federal Reserve Bank, the Company each agree not to incur, increase, or guarantee any debt or purchase or redeem any shares of its stock;

•
Correct violations of the laws by (i) the Bank immediately taking all necessary steps to correct all violations of law and regulation cited in the Report of Examination, (ii) the board of the Bank taking the necessary steps to ensure the Bank’s future compliance with all applicable laws and regulations, (iii) complying with the notice provisions of applicable federal banking law prior to appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, and (iv) complying with the restrictions on indemnification and severance payments of federal bank law and regulations;

•
Comply with the Agreement by (i) appointing a compliance committee of the Bank (“Compliance Committee”) within 10 days of the date of the Agreement to monitor and coordinate the Bank’s compliance with the provisions of the Agreement, which Compliance Committee is composed of a majority of outside directors who are not executive officers or principal shareholders of the Bank and which is to meet at least monthly and report its findings to the board of directors of the Bank, and (ii) the Company and Bank within 30 days after the end of each calendar quarter following the date of the Agreement submitting to the Federal Reserve Bank written progress reports detailing the form and manner of all actions taken to secure compliance with the Agreement and the results of such actions;

•
Develop and adopt a capital plan for the California Department of Financial Institutions to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.5% and include in such capital plan a capital contingency plan for raising additional capital in the event of various contingencies;

•	Maintain at the Bank a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.5%;

•	Maintain at the Bank an adequate allowance for loan losses and remedy any deficiency in the allowance for loan losses in the calendar quarter in which it is discovered;

•	Not establish any new branches or other offices of the Bank without the prior written consent of the Commissioner of the California Department of Financial Institutions; and

•
Provide progress reports within 30 days after the end of each calendar quarter following the date of the Order to the California Department of Financial Institutions detailing the form and manner of all actions taken to secure compliance with the Order and Agreement and the results of such actions.

Any material failure to comply with the provisions of the Order or Agreement could result in enforcement actions by our regulators, including, in some cases, the assessment of civil money penalties against us, enforcement of the agreements through court proceedings, or in the worse case, placing us into receivership with the FDIC.  If the Bank is placed into FDIC receivership, we would be required to cease operations and you could lose your entire investment.  While we intend to take such actions as may be necessary to enable us to comply with the requirements of the Order and Agreement, there can be no assurance that we will be able to comply fully with their provisions, or to do so within the timeframes required, that compliance with the Order and Agreement will not be more time consuming or more expensive than anticipated, that compliance with the Order and Agreement will enable us to resume profitable operations, or that efforts to comply with the Order and Agreement will not have adverse effects on our operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended June 30, 2010.

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

United Security Bancshares

Date: August 13, 2010	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Richard B. Shupe
Richard B. Shupe
Senior Vice President and
Chief Financial Officer