Form 10-Q
period 2010-09-30
UNITED SECURITY BANCSHARES
filed 2010-11-15
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32987

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value

(Title of Class)

Shares outstanding as of October 31, 2010: 12,875,089

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
September 30, 2010 and December 31, 2009

	Sept 30,	December 31,
(in thousands except shares)	2010	2009
Assets
Cash and due from banks	$14,031	$15,006
Cash and due from FRB	89,512	2,638
Federal funds sold	780	11,585
Cash and cash equivalents	104,323	29,229
Interest-bearing deposits in other banks	1,390	3,313
Investment securities available for sale (at fair value)	56,638	71,411
Loans and leases	472,208	508,573
Unearned fees	(614)	(865)
Allowance for credit losses	(12,975)	(15,016)
Net loans	458,619	492,692
Accrued interest receivable	2,164	2,497
Premises and equipment – net	12,625	13,296
Other real estate owned	34,254	36,217
Intangible assets	1,383	2,034
Goodwill	5,977	7,391
Cash surrender value of life insurance	15,362	14,972
Investment in limited partnership	1,956	2,274
Deferred income taxes - net	6,358	7,534
Other assets	9,118	9,708
Total assets	$710,167	$692,568

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$135,296	$139,724
Interest bearing	451,672	421,936
Total deposits	586,968	561,660

Other borrowings	32,000	40,000
Accrued interest payable	212	376
Accounts payable and other liabilities	2,275	3,995
Junior subordinated debentures (at fair value)	10,058	10,716
Total liabilities	631,513	616,747

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 12,875,097 and 12,496,499 issued and outstanding, in 2010 and 2009, respectively	39,375	37,575
Retained earnings	40,097	40,499
Accumulated other comprehensive loss	(818)	(2,253)
Total shareholders' equity	78,654	75,821
Total liabilities and shareholders' equity	$710,167	$692,568

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands except shares and EPS)	2010	2009	2010	2009
Interest Income:
Loans, including fees	$7,283	$7,797	$22,592	$23,340
Investment securities – AFS – taxable	627	1,036	2,197	3,340
Investment securities – AFS – nontaxable	15	15	44	44
Federal funds sold	21	0	36	0
Interest on deposits in FRB	11	0	11	0
Interest on deposits in other banks	10	22	30	100
Total interest income	7,967	8,870	24,910	26,824
Interest Expense:
Interest on deposits	1,045	1,471	3,266	4,745
Interest on other borrowings	96	240	281	977
Total interest expense	1,141	1,711	3,547	5,722

Net Interest Income Before Provision for Credit Losses	6,826	7,159	21,363	21,102
Provision for Credit Losses	1,226	435	3,376	8,593
Net Interest Income	5,600	6,724	17,987	12,509
Noninterest Income:
Customer service fees	940	951	2,904	2,959
(Gain) loss on sale of other real estate owned	(11)	(611)	97	(756)
Gain on sale of securities	0	0	69	0
Gain on fair value of financial liability	221	395	845	290
Gain on sale of loans	(2)	0	509	0
Shared appreciation income	0	0	0	23
Other	317	284	1,034	921
Total noninterest income	1,465	1,019	5,458	3,437
Noninterest Expense:
Salaries and employee benefits	2,241	2,116	6,629	6,402
Occupancy expense	949	934	2,823	2,815
Data processing	26	20	58	85
Professional fees	598	688	1,617	1,499
FDIC/DFI insurance assessments	559	257	1,465	872
Director fees	59	62	176	190
Amortization of intangibles	193	219	594	670
Correspondent bank service charges	79	76	237	284
Impairment loss on core deposit intangible	0	0	57	57
Impairment loss on goodwill	0	0	1.414	3,026
Impairment loss on investment securities (cumulative total other-than-temporary loss of $3.4 million, net of $3.0 million recognized in other comprehensive loss, pre-tax)	386	317	1,088	720
Impairment loss on OREO	483	363	1,709	866
Loss on California tax credit partnership	106	107	318	321
OREO expense	197	307	964	1,150
Other	704	1,384	1,804	2,656
Total noninterest expense	6,580	6,850	20,953	21,613
Income (Loss) Before Taxes on Income	485	893	2,492	(5,667)
Provision for Taxes on Income	74	200	1,124	(1,555)
Net Income (Loss)	$411	$693	$1,368	$(4,112)
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities, and past service costs of employee benefit plans – net of income tax expense of $193, $1,331, $957 and $757	290	1,196	1,435	1,135
Comprehensive Income (Loss)	$701	$2,689	$2,803	$(2,977)
Net Income (Loss) per common share
Basic	$0.03	$0.05	$0.11	$(0.32)
Diluted	$0.03	$0.05	$0.11	$(0.32)
Shares on which net income per common shares were based
Basic	12,875,097	12,875,097	12,875,097	12,875,097
Diluted	12,875,097	12,875,097	12,875,097	12,875,097

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock	Common stock		Accumulated Other
	Number		Retained	Comprehensive
(In thousands except shares)	of Shares	Amount	Earnings	Income (Loss)	Total
Balance January 1, 2009	12,010,372	$34,811	$47,722	$(2,923)	$79,610

Net changes in unrealized loss on available for sale securities (net of income tax expense of $758)				1,136	1,136
Dividends on common stock (cash-in-lieu)			(6)		(6)
Repurchase and cancellation of common shares	(488)	(4)			(4)
Common stock dividends	362,913	2,106	(2,106)		0
Other		35			35
Stock-based compensation expense		39			39
Net Income			(4,112)		(4,112)
Balance September 30, 2009	12,372,797	36,987	41,498	(1,787)	76,698

Net changes in unrealized loss on available for sale securities (net of income tax benefit of $201)				(301)	(301)
Net changes in unrecognized past service Cost on employee benefit plans (net of income tax benefit of $115)				(165)	(165)
Common stock dividends	123,702	574	(574)		0
Stock-based compensation expense		14			14
Net Income			(425)		(425)
Balance December 31, 2009	12,496,499	37,575	40,499	(2,253)	75,821

Net changes in unrealized loss on available for sale securities (net of income tax expense of $958)				1,437	1,437
Net changes in unrecognized past service
Cost on employee benefit plans (net of income tax benefit of $1)				(2)	(2)
Common stock dividends	378,598	1,770	(1,770)		0
Stock-based compensation expense		30			30
Net Income			1,368		1,368
Balance September 30, 2010	12,875,097	$39,375	$40,097	$(818)	$78,654

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In thousands)	2010	2009
Cash Flows From Operating Activities:
Net (loss) income	$1,368	$(4,112)
Adjustments to reconcile net income: to cash provided by operating activities:
Provision for credit losses	3,376	8,593
Depreciation and amortization	1,693	1,834
Accretion of investment securities	(6)	(55)
Decrease (increase) in accrued interest receivable	333	(103)
Decrease in accrued interest payable	(163)	(136)
Decrease in unearned fees	(250)	(341)
Decrease in income taxes payable	(1,569)	(1,967)
Stock-based compensation expense	31	40
(Increase) decrease in accounts payable and accrued liabilities	(83)	393
(Loss) gain on sale of other real estate owned	(97)	756
Gain on sale of investment securities	(69)	0
Impairment loss on other real estate owned	1,709	866
Impairment loss on core deposit intangible	57	57
Impairment loss on investment securities	1,088	720
Increase in surrender value of life insurance	(390)	(381)
Impairment loss on goodwill	1,414	3,026
Gain on proceeds from life insurance	(174)	0
Gain on fair value option of financial liabilities	(845)	(290)
Loss on tax credit limited partnership interest	318	321
Deferred income taxes	219	0
Net decrease in other assets	93	1,493
Net cash provided by operating activities	8,053	10,714

Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with banks	1,923	17,905
Redemption (Purchase) of correspondent bank stock	307	(3)
Purchases of available-for-sale securities	(10,160)	(1,500)
Maturities and calls of available-for-sale securities	11,656	14,704
Proceeds from sales of available-for-sale securities	14,701	0
Proceeds from sale of investment in title company	0	99
Net redemption from limited partnerships	(42)	32
Proceeds from life insurance settlement	1,020	0
Net decrease (increase) in loans	24,811	(11,440)
Net proceeds from settlement of other real estate owned	5,871	9,575
Capital expenditures for premises and equipment	(428)	(156)
Net cash provided by investing activities	49,659	29,216

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	39,386	20,418
Net (decrease) increase in certificates of deposit	(14,079)	43,165
Net decrease in federal funds purchased	0	(52,185)
Decrease in other borrowings	(8,000)	(48,500)
Proceeds from note payable	75	0
Repurchase and retirement of common stock	0	31
Payment of dividends on common stock	0	(11)
Net cash provided (used in) by financing activities	17,382	(37,082)

Net increase in cash and cash equivalents	75,094	2,848
Cash and cash equivalents at beginning of period	29,229	19,426
Cash and cash equivalents at end of period	$104,323	$22,274

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. FASB ASU No. 2010-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation. Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation are effective for the first reporting period beginning after December 15, 2009. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010. This update became effective for the Company in the quarter beginning January 1, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements will become effective with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements.

New authoritative accounting guidance under ASC Topic 310, “Receivables,” (ASC Topic 310 “Receivables”) amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The provisions of the new authoritative guidance under ASC Topic 310 will be effective in the reporting period ending December 31, 2010.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the Allowance; the adoption will have no impact on the Company’s consolidated statements of operations and comprehensive income.

2.  Investment Securities Available for Sale and Other Investments

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of September 30, 2010 and December 31, 2009:

		Gross	Gross	Fair Value
(In thousands)	Amortized	Unrealized	Unrealized	(Carrying
	Cost	Gains	Losses	Amount)
September 30, 2010:
U.S. Government agencies	$33,974	$1,516	$(1)	$35,489
U.S. Government agency CMO’s	8,797	696	(13)	9,480
Residential mortgage obligations	12,282	0	(2,994)	9,288
Obligations of state and
Political subdivisions	1,251	41	0	1,292
Other investment securities	1,089	0	0	1,089
	$57,393	$2,253	$(3,008)	$56,638
December 31, 2009:
U.S. Government agencies	$35,119	$1,469	$(2)	$36,586
U.S. Government agency CMO’s	14,954	376	(10)	15,320
Residential mortgage obligations	14,273	0	(4,559)	9,714
Obligations of state and
Political subdivisions	1,252	33	0	1,285
Other investment securities	9,004	0	(498)	8,506
	$74,602	$1,878	$(5,069)	$71,411

Other investment securities at September 30, 2010 consist of a money-market mutual fund totaling $1.1 million. Included in other investment securities at December 31, 2009, is a short-term government securities mutual fund totaling $7.5 million, and an overnight money-market mutual fund totaling $1.0 million. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

The amortized cost and fair value of securities available for sale at September 30, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	September 30, 2010
	Amortized	Fair Value
(In thousands)	Cost	(Carrying Amount)
Due in one year or less	$9,625	$9,676
Due after one year through five years	6,483	6,644
Due after five years through ten years	3,604	3,807
Due after ten years	16,602	17,743
Collateralized mortgage obligations	21,079	18,768
	$57,393	$56,638

There were realized gains of $518,000 and realized losses of $449,000 on sales of available-for-sale securities during the nine months ended September 30, 2010. There were no realized gains or realized losses on sales of available-for-sale securities during the quarter ended September 30, 2010. There were no realized gains or losses on sales of available-for-sale securities during the nine months ended September 30, 2009. There were other-than-temporary impairment losses on certain of the Company’s residential mortgage obligations (private label collateralized mortgage obligations) totaling $1.1 million and $720,000 for the nine months ended September 30, 2010 and 2009, respectively.

Securities that have been temporarily impaired less than 12 months at September 30, 2010 are comprised of one U.S. government agency security with a weighted average life of 3.3 years and two collateralized mortgage obligations with a weighted average life of 0.5 years. As of September 30, 2010, there were three residential mortgage obligations with a total weighted average life of 3.3 years and one collateralized mortgage obligation with a weighted average life of 0.7 years that have been temporarily impaired for twelve months or more.

The following summarizes the total of temporarily impaired and other-than-temporarily impaired investment securities at September 30, 2010 (see discussion below for other than temporarily impaired securities included here):

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$136	$(1)	$0	$0	$136	$(1)
U.S. Government agency CMO’s	204	(7)	311	(6)	515	(13)
Residential mortgage obligations	0	0	9,288	(2,994)	9,288	(2,994)
Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	0	0	0	0
Total impaired securities	$340	$(8)	$9,599	$(3,000)	$9,939	$(3,008)

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

The following summarizes temporarily impaired investment securities at September 30, 2009:

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

At September 30, 2010 and December 31, 2009, available-for-sale securities with an amortized cost of approximately $50.7 million and $66.5 million (fair value of $51.0 million and $65.4 million) were pledged as collateral for public funds, and treasury tax and loan balances.

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

At September 30, 2010, the decline in market value for all but three (see below) of the impaired securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is not more likely than not it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2010.

At September 30, 2010, the Company had three non-agency collateralized mortgage obligations which have been impaired more than twelve months. The three non-agency collateralized mortgage obligations had an aggregate fair value of $9.3 million and unrealized losses of approximately $3.0 million at September 30, 2010. All three non-agency mortgage-backed securities were rated less than high credit quality at September 30, 2010. The Company evaluated  these three non-agency collateralized mortgage obligations for OTTI by comparing the present value of expected cash flows to previous estimates to determine whether there had been adverse changes in cash flows during the period. The OTTI evaluation was conducted utilizing the services of a third party specialist and consultant in MBS and CMO products. The cash flow assumptions used in the evaluation at September 30, 2010 utilized a discounted cash flow valuation technique using a “Liquidation Scenario” whereby loans are evaluated by delinquency and are assigned probability of default and loss factors deemed appropriate in the current economic environment. The liquidation scenarios assume that all loans 60 or more days past due are liquidated and losses are realized over a period of between six and twenty four months based upon current 3-month trailing loss severities obtained from financial data sources. As a result of the impairment evaluation, the Company determined that there had been adverse changes in cash flows in all three of the three non-agency collateralized mortgage obligations, and concluded that these three non-agency collateralized mortgage obligations were other-than-temporarily impaired. At September 30, 2010, the three CMO securities had cumulative other-than-temporary-impairment losses of $3.4 million, $3.0 million of which was recorded in other comprehensive loss. During the nine months and quarter ended September 30, 2010, the company recorded OTTI impairment expense of $1.1 million and $386,000, respectively, on the three CMO securities. These three non-agency collateralized mortgage obligations remained classified as available for sale at September 30, 2010.

The following table details the three non-agency collateralized mortgage obligations with other-than-temporary-impairment, their credit rating at September 30, 2010, the related credit losses recognized in earnings during the quarter, and impairment losses in other comprehensive loss:

	RALI 2006-QS1G A10	RALI 2006 QS8 A1	CWALT 2007- 8CB A9
	Rated D	Rated D	Rated CCC	Total
Amortized cost – before OTTI	$3,954,698	$1,208,653	$7,504,692	$12,668,043
Credit loss – Quarter ended September 30, 2010	(155,659)	(90,816)	(139,809)	(386,284)
Other impairment (OCI)	(812,602)	(235,017)	(1,945,918)	(2,993,537)
Carrying amount – September 30, 2010	$2,986,437	$882,820	$5,418,965	$9,288,222
Total impairment - September 30, 2010	$(968,261)	$(325,833)	$(2,085,727)	$(3,379,821)

The total other comprehensive loss (OCI) balance of $3.0 million in the above table is included in unrealized losses of 12 months or more at September 30, 2010.

The following table summarizes amounts related to credit losses recognized in earnings for the nine months and quarter ended September 30, 2010 and 2009.

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
(in thousands)	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009
Beginning balance - credit losses	$1,445	$403	$843	$0
Additions:
Initial credit impairments	0	0	0	163
Subsequent credit impairments	386	317	1,088	557
Reductions:
For securities sold or credit losses realized on principal payments	(111)	0	(211)	0
Due to change in intent or requirement to sell	0	0	0	0
For increase expected in cash flows	0	0	0	0
Ending balance - credit losses	$1,720	$720	$1,720	$720

During the third quarter, the Company began participating in the Federal Reserve Bank’s Excess Reserve Balance Account Program, whereby the Company’s daily excess cash balances can be invested with the Federal Reserve Bank. At September 30, 2010, the amount held in the Company’s Excess Reserve Balance Account was $89.5 million, and is reflected as Cash and Due from FRB on the accompanying Consolidated Balance Sheet.

3. Loans and Leases

Loans include the following:

	September 30,	% of	December 31,	% of
(In thousands)	2010	Loans	2009	Loans
Commercial and industrial	$173,779	36.8%	$167,930	33.0%
Real estate – mortgage	153,075	32.4%	165,629	32.6%
RE construction and development	76,461	16.2%	105,220	20.7%
Agricultural	54,235	11.5%	50,897	10.0%
Installment/other	14,269	3.0%	18,191	3.6%
Lease financing	389	0.1%	706	0.1%
Total Gross Loans	$472,208	100.0%	$508,573	100.0%

The Company had $547,000 in loans over 90 days past due and still accruing at September 30, 2010. Loans over 90 days past due and still accruing totaled $486,000 at December 31, 2009. Nonaccrual loans totaled $30.5 million and $34.8 million at September 30, 2010 and December 31, 2009, respectively.

An analysis of changes in the allowance for credit losses is as follows:

	September 30,	December 31,	September 30,
(In thousands)	2010	2009	2009
Balance, beginning of year	$15,016	$11,529	$11,529
Provision charged to operations	3,376	13,375	8,593
Losses charged to allowance	(6,375)	(10,145)	(5,962)
Recoveries on loans previously charged off	958	257	253
Balance at end-of-period	$12,975	$15,016	$14,413

The allowance for credit losses represents management's estimate of the risk inherent in the loan portfolio based on the current economic conditions, collateral values and economic prospects of the borrowers. The formula allowance for unfunded loan commitments totaling $165,000 and $234,000 at September 30, 2010 and December 31, 2009, respectively, is carried in other liabilities. The Company’s market areas of the San Joaquin Valley, the greater Oakhurst area, East Madera County, and Santa Clara County, have all been impacted by the economic downturn related to depressed real estate markets and the tightening of liquidity markets. The Company has taken these events into account when reviewing estimates of factors that may impact the allowance for credit losses.

The Company grades “problem” or “classified” loans according to certain risk factors associated with individual loans within the loan portfolio. Classified loans consist of loans which have been graded substandard, doubtful, or loss based upon inherent weaknesses in the individual loans or loan relationships. Classified loans also include impaired loans (as defined under ACS Topic 310). The following table summarizes the Company’s classified loans at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
(in 000's)	2010	2009
Impaired loans	$45,802	$53,794
Classified loans not considered impaired	6,377	15,816
Total classified loans	$52,179	$69,610

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the periods presented:

(in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Total impaired loans at period-end	$45,802	$53,794	$70,051
Impaired loans which have specific allowance	34,537	26,266	41,829
Total specific allowance on impaired loans	7,356	7,974	7,393
Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	11,265	27,528	28,222
(in thousands)	YTD – 9/30/10	YTD - 12/31/09	YTD – 9/30/09
Average recorded investment in impaired loans during period	$49,545	$59,595	$61,046
Income recognized on impaired loans during period	$448	$326	$0

Included in impaired loans are loans modified in troubled debt restructurings (“TDR’s”), where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection of outstanding balances due on the loan. The following table summarizes TDR’s by type included in impaired loans at September 30, 2010 and December 31, 2009.

(in thousands)	September 30, 2010	December 31, 2009
Commercial and industrial	$3,924	$3,878
Real estate - mortgage:
Commercial real estate	5,727	3,593
Residential mortgages	3,275	3,961
Home equity loans	94	51
Total real estate mortgage	9,096	7,605
RE construction & development	16,472	14,405
Agricultural	0	0
Installment/other	81	178
Lease financing	0	0
Total Troubled Debt Restructurings	$29,573	$26,066

Of the $29.6 million in total TDR’s at September 30, 2010, $14.3 million were on nonaccrual status at period-end. Of the $26.1 million in total TDR’s at December 31, 2009, $10.0 million were on nonaccrual status at period-end. In order for these loans to return to accrual status, the borrower must demonstrate a sustained period of timely payments after the date of modification.

4. Deposits

Deposits include the following:
	September 30,	December 31,
(In thousands)	2010	2009
Noninterest-bearing deposits	$135,296	$139,724
Interest-bearing deposits:
NOW and money market accounts	201,992	158,795
Savings accounts	34,764	34,146
Time deposits:
Under $100,000	60,606	64,481
$100,000 and over	154,310	164,514
Total interest-bearing deposits	451,672	421,936
Total deposits	$586,968	$561,660

Total brokered deposits included in time deposits above	$96,181	$129,352

5. Short-term Borrowings/Other Borrowings

At September 30, 2010, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $123.4 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $32.1 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. There are currently no restrictions on these lines of credit, although under the current written Agreement with the Federal Reserve, the Bank’s liquidity position as well as its use of borrowing lines is monitored closely. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB lines of credit are collateralized by investment securities, while lines of credit with the Federal Reserve Bank are collateralized by certain qualifying loans. At September 30, 2010, the Company had total outstanding balances of $32.0 million drawn against its FHLB line of credit. The weighted average cost of borrowings outstanding at September 30, 2010 was 0.35%. The $32.0 million in FHLB borrowings outstanding at September 30, 2010 are summarized in the table below.

FHLB term borrowings at September 30, 2010 (in 000’s):

Term	Balance at September 30, 2010	Fixed Rate	Maturity
6-month	$32,000	0.35%	1/31/11

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

6. Supplemental Cash Flow Disclosures

	Nine Months Ended September 30,
(In thousands)	2010	2009
Cash paid during the period for:
Interest	$3,711	$5,858
Income Taxes	$2,473	411
Noncash investing activities:
Loans transferred to foreclosed assets	$9,791	$16,375
Loans to facilitate sale foreclosed assets	$3,400	$0

7. Common Stock Dividend

On September 28, 2010, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of October 8, 2010, approximately 127,470 additional shares were issued to shareholders on October 20, 2010. Because the stock dividend was considered a “small stock dividend”, approximately $572,000 was transferred from retained earnings to common stock based upon the $4.49 closing price of the Company’s common stock on the declaration date of September 28, 2010. There were no fractional shares paid. Other than for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

8. Net (Loss) Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Quarter Ended Sept 30,		Nine Months Ended Sept 30,
(In thousands except earnings per share data)	2010	2009	2010	2009
Net income available to common shareholders	$411	$693	$1,368	$(4,112)
Weighted average shares issued	12,875	12,875	12,875	12,875
Add: dilutive effect of stock options	0	0	0	0
Weighted average shares outstanding adjusted for potential dilution	12,875	12,875	12,875	12,875

Basic earnings per share	$0.03	$0.05	$0.11	$(0.32)
Diluted earnings per share	$0.03	$0.05	$0.11	$(0.32)
Anti-dilutive shares excluded from earnings per share calculation	208	188	203	188

9. Stock Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the grant-date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period).

Included in salaries and employee benefits for the nine months ended September 30, 2010 and 2009 is $31,000 and $39,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to either period.

A summary of the Company’s options as of January 1, 2010 and changes during the nine months ended September 30, 2010 is presented below.

		Weighted		Weighted
		Average		Average
	2005	Exercise	1995	Exercise
	Plan	Price	Plan	Price
Options outstanding January 1, 2010	160,820	$15.38	16,984	$11.50
Options granted during period	25,000	4.75	0	—
1% common stock dividends – 2010	5,124	(0.37)	515	(0.34)
Options outstanding Sept 30, 2010	190,944	$13.58	17,499	$11.16

Options exercisable at Sept 30, 2010	146,940	$14.73	17,499	$11.16

As of September 30, 2010 and 2009, there was $48,000 and $41,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 0.6 years and 0.3 years, respectively. No options were exercised during the nine months ended September 30, 2010 or 2009.

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
Weighted average grant-date fair value of stock options granted	$2.22	n/a
Total fair value of stock options vested	$110,458	$150,582
Total intrinsic value of stock options exercised	n/a	n/a

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
September 30, 2010
Risk Free Interest Rate	2.71%
Expected Dividend Yield	0.00%
Expected Life in Years	6.50 Years
Expected Price Volatility	43.07%

The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the stock based award and stock price volatility. The assumptions listed above represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the Bank's recorded stock-based compensation expense could have been materially different from that previously reported in pro forma disclosures. In addition, the Bank is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Bank's actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.

10. Income Taxes

The Company periodically reviews its tax positions under the relevant accounting guidance for income taxes, based upon the criteria that individual tax positions would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term, “more likely than not”, means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority and all available information is known to the taxing authority.

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. The Company is not currently aware of any tax jurisdictions where the Company or any subsidiary is subject to examination by federal, state, or local taxing authorities before 2001. The Internal Revenue Service (IRS) has not examined the Company’s or any subsidiaries federal tax returns since before 2001, and the Company currently is not aware of any examination planned or contemplated by the IRS.

The Company reviewed its REIT tax position as of September 30, 2010. There have been no changes to the Company’s tax position with regard to the REIT during the three and nine months ended September 30, 2010. The Company had approximately $718,000 and $653,000 accrued for the payment of interest and penalties at September 30, 2010 and December 31, 2009, respectively. It is the Company’s policy to recognize interest expense related to unrecognized tax benefits, and penalties, as a component tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in 000’s):

Balance at January 1, 2010	$1,582
Additions for tax provisions of prior years	65
Balance at September 30, 2010	$1,647

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

At September 30, 2010 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument, adjusted for deferrals of interest payments per the Company’s election at September 30, 2009. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 7.6% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions.

The fair value calculation performed at September 30, 2010 resulted in a pretax gain adjustment of $220,000 ($130,000, net of tax) for the quarter ended September 30, 2010, and a cumulative pretax gain adjustment of $845,000 ($497,000, net of tax) for the nine months ended September 30, 2010. The previous year’s fair value calculation performed at September 30, 2009 resulted in a pretax gain adjustment of $394,000 ($232,000 net of tax) for the quarter ended September 30, 2009, and a cumulative pretax gain adjustment of $290,000 ($171,000 net of tax) for the nine months ended September 30, 2009.

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

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
On-Balance sheet:
Financial Assets:
Cash and cash equivalents	$104,323	$104,323	$29,229	$29,229
Interest-bearing deposits	1,390	1,430	3,313	3,449
Investment securities	56,638	56,638	71,411	71,411
Loans, net reserves of $12,975 and $15,016	458,619	460,694	492,692	496,543
Cash surrender value of life insurance	15,362	15,362	14,972	14,972
Investment in bank stock	101	101	143	143
Financial Liabilities:
Deposits	586,968	586,728	561,660	561,150
Borrowings	32,000	31,996	40,000	39,970
Junior Subordinated Debt	10,058	10,058	10,716	10,716

Off-Balance sheet:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

Generally accepted accounting guidance clarifies the definition of fair value, describes methods used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. This statement applies whenever other accounting pronouncements require or permit fair value measurements.

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. Level 2 financial assets also include certain impaired loans which are evaluated based on the observable inputs, specifically current appraisals. The Company’s Level 3 financial assets include certain investments securities, certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no significant transfers in or out of Level 1 and Level 2 fair value measurements during the three and nine months ended September 30, 2010.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of September 30, 2010 (in 000’s):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
AFS Securities (2):
Other investment securities	$1,089	$1,089
U.S. government agencies	35,489		$35,489
U.S. government agency CMO’s	9,480		9,480
Obligations of states & political subdivisions	1,292		1,292
Residential mortgage obligations	9,288			$9,288
Total AFS securities	56,638	1,089	46,261	9,288
Impaired loans (1):
Commercial and industrial	6,147			6,147
Real estate mortgage	7,051			7,051
RE construction & development	13,738			13,738
Agricultural	214			214
Installment/Other	31			31
Total impaired loans	27,181			27,181
Other real estate owned	19,812			19,812
Investment in bank stock	101	101
Goodwill (1)	4,350			4,350
Core deposit intangibles (1)	430			430
Total	$108,512	$1,190	$46,261	$61,061
(1)	nonrecurring

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	$10,058			$10,058
Total	$10,058	$0	$0	$10,058

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

The nonrecurring fair value measurements performed during the nine months ended September 30, 2010 resulted in pretax fair value impairment adjustments of $57,000 ($33,000 net of tax) to the core deposit intangible asset. The impairment adjustments are reflected as a component of noninterest expense for the nine months ended September 30, 2010.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring and non-recurring basis during the nine months ended September 30, 2010 and 2009 (in 000’s):

	9/30/10	9/30/10	9/30/10	9/30/10	9/30/10	9/30/09	9/30/09	9/30/09	9/30/09	9/30/09
Reconciliation of Assets:	Impaired loans	OREO	CMO’s	Goodwill	Intangible assets	Impaired loans	OREO	CMO’s	Goodwill	Intangible assets
Beginning balance	$16,371	$19,539	$9,714	$5,764	$777	$15,967	$21,583	$12,800	$8,790	$1,283
Total gains or (losses) included in earnings (or other comprehensive loss)	(5,060)	(1,626)	(426)	(1,414)	(347)	(21,411)	(1,622)	(2,113)	(3,026)	(401)
Transfers in and/or out of Level 3	15,870	1,899	0	0	0	36,291	(2,762)	0	0	0
Ending balance	$27,181	$19,812	$9,288	$4,350	$430	$30,847	$17,199	$10,687	$5,764	$882

The amount of total gains or (losses) for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(4,179)	$(1,687)	$(426)	$(1,414)	$(347)	$(1,845)	$(1,497)	$(2,113)	$(3,026)	$(401)

	9/30/2010	9/30/2009
Reconciliation of Liabilities:	Junior Sub Debt	Junior Sub Debt
Beginning balance	$10,716	$11,926

Total gains included in earnings (or changes in net assets)	(658)	(416)
Transfers in and/or out of Level 3	0	0
Ending balance	$10,058	$11,510

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(658)	$(416)

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring and non-recurring basis during the three months ended September 30, 2010 and 2009 (in 000’s):

	9/30/10	9/30/10	9/30/10	9/30/10	9/30/10	9/30/09	9/30/09	9/30/09	9/30/09	9/30/09
Reconciliation of Assets:	Impaired loans	OREO	CMO’s	Goodwill	Intangible assets	Impaired loans	OREO	CMO’s	Goodwill	Intangible assets
Beginning balance	$24,589	$17,350	$9,712	$4,350	$522	$31,211	$18,488	$9,026	$5,764	$993
Total gains or (losses) included in earnings (or other comprehensive loss)	(3,817)	(508)	(424)	0	(92)	(12,580)	(974)	1,661	0	(111)
Transfers in and/or out of Level 3	6,409	2,970	0	0	0	12,216	(315)	0	0	0
Ending balance	$27,181	$19,812	$9,288	$4,350	$430	$30,847	$17,199	$10,687	$5,764	$882

The amount of total gains or (losses) for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(3,088)	$(1,339)	$(422)	$0	$163	$(589)	$(924)	$1,661	$0	$(111)

	9/30/2010	9/30/2009
Reconciliation of Liabilities:	Junior Sub Debt	Junior Sub Debt
Beginning balance	$10,209	$11,927

Total gains included in earnings (or changes in net assets)	(151)	(417)
Transfers in and/or out of Level 3	0	0
Ending balance	$10,058	$11,510

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(151)	$(417)

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

Investments – Available for sale securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data are not available for the last 30 days, a Level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level-2 pricing may include using a forward spread from the last observable trade or may use a proxy bond like a TBA mortgage to come up with a price for the security being valued. Changes in fair market value are recorded through other comprehensive loss as the securities are available for sale. At September 30, 2010 and December 31, 2009, the Company held three non-agency (private-label) collateralized mortgage obligations (CMO’s). Fair value of these securities (as well as review for other-than-temporary impairment) was performed by a third-party securities broker specializing in CMO’s using the discounted cash flow method. Fair value was based upon estimated cash flows which included assumptions about future prepayments, default rates, and the impact of credit risk on this type of investment security. Although the pricing of the CMO’s has certain aspects of Level 2 pricing, many of the pricing inputs are based upon unobservable assumptions of future economic trends and as a result the Company considers this to be Level 3 pricing.

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

Impaired Loans - Fair value measurements for impaired loans are performed pursuant to authoritative accounting guidance and are based upon either collateral values supported by appraisals, observed market prices, or discounted cash flows. Changes are not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the loan loss reserve. Such adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for credit losses recorded in current earnings.

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

Deposits – In accordance with authoritative accounting guidance, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at September 30, 2010 and December 31, 2009 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed under authoritative accounting guidance. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Borrowings - Borrowings consist of federal funds sold, securities sold under agreements to repurchase, and other short-term borrowings. Fair values of borrowings were estimated using the rates currently offered for borrowings with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a discounted cash flows model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company used characteristics that distinguish market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the three and nine month period ended September 30, 2010, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of theses inputs, due primarily to the current economic environment, require the junior subordinated debt to be classified as a Level 3 fair value.

Off-balance sheet instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at September 30, 2010 and December 31, 2009.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheet and results of operations.

13. Goodwill and Intangible Assets

At September 30, 2010 and December 31, 2009 the Company had goodwill, core deposit intangibles, and other identified intangible assets which were recorded in connection with various business combinations and purchases. The following table summarizes the carrying value of those assets at June 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
Goodwill	$5,977	$7,391
Core deposit intangible assets	1,098	1,585
Other identified intangible assets	285	449
Total goodwill and intangible assets	$7,360	$9,425

Core deposit intangibles and other identified intangible assets are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets and goodwill at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007 and totaled approximately $4.4 million at September 30, 2010. The Company conducted its annual impairment testing of the goodwill related to the Campbell reporting unit effective March 31, 2010. Impairment testing for goodwill is a two-step process.

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

During the second quarter of 2010, the Company utilized the services of an independent valuation firm to assist in determining the fair value of the Campbell reporting unit under Step 2 guidelines and whether there was goodwill impairment. The second step in impairment analysis compares the fair value of the Campbell reporting unit to the aggregate fair values of its individual assets, liabilities and identified intangibles. As a result of Step 2 impairment testing, the Company concluded that the goodwill related to the Campbell reporting unit was impaired, and recognized a pre-tax and after-tax impairment loss of $1,414,000 at June 30, 2010. Because the Legacy merger was a tax-free transaction, the Bank receives no benefit for the loss recorded as of June 30, 2010.

Core Deposit Intangibles: During the first quarter of 2010, the Company performed an annual impairment analysis of the core deposit intangible assets associated with the Legacy Bank merger completed during February 2007 (Campbell operating unit). The core deposit intangible asset, which totaled $3.0 million at the time of merger, is being amortized over an estimated life of approximately seven years. The Company recognized $289,000 and $345,000 in amortization expense related to the Legacy operating unit during the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010, the carrying value of the core deposit intangible related to the Legacy Bank merger was $430,000.

During the impairment analysis performed as of March 31, 2010, it was determined that the original deposits purchased from Legacy Bank during February 2007 continue to decline faster than originally anticipated. As a result of increased deposit runoff, particularly in noninterest-bearing checking accounts and savings accounts, the estimated value of the Campbell core deposit intangible was determined to be $619,000 at March 31, 2010 rather than the pre-adjustment carrying value of $675,000. As a result of the impairment analysis, the Company recorded a pre-tax impairment loss of $57,000 ($33,000, net of tax) reflected as a component of noninterest expense for the quarter ended March 31, 2010 and the nine months ended September 30, 2010.

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

Effective March 23, 2010, United Security Bancshares (the "Company") and its wholly owned subsidiary, United Security Bank (the "Bank"), entered into a formal written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco. The Agreement was a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions in June 2009 and is intended to improve the overall condition of the Bank through, among other things, increased Board oversight; formal plans to monitor and improve processes related to asset quality, liquidity, funds management, capital, and earnings; and the prohibition of certain actions that might reduce capital, including the distribution of dividends or the repurchase of the Company’s common stock. The Board of Directors and management believe that as of the filing of the third quarter written response to the Agreement, Company is in compliance with the terms of the Agreement. (For more information on the Agreement see the “Regulatory Matters” section included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

During May of 2010, the California Department of Financial Institutions issued a written order (the “Order”) to the Bank as a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions in June 2009. The Order issued by the California Department of Financial Institutions is similar to the written agreement with the Federal Reserve Bank of San Francisco. The Board of Directors and management believe that the Company is in compliance with the terms of the Agreement. (For more information on the Agreement see the “Regulatory Matters” section included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Trends Affecting Results of Operations and Financial Position

The following table summarizes the nine-month and year-to-date averages of the components of interest-earning assets as a percentage of total interest-bearing assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	9/30/10	12/31/09	9/30/09
Loans and Leases	81.73%	84.66%	85.29%
Investment securities available for sale	10.50%	13.31%	13.56%
Interest-bearing deposits in other banks	0.36%	0.93%	1.08%
Interest-bearing deposits in FRB	0.98%	0.51%	0.07%
Federal funds sold	6.43%	0.59%	0.00%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	12.17%	8.80%	8.55%
Money market accounts	22.85%	22.68%	21.32%
Savings accounts	7.03%	6.86%	6.86%
Time deposits	48.57%	39.94%	38.03%
Other borrowings	7.30%	19.44%	22.97%
Subordinated debentures	2.08%	2.28%	2.27%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth. Net interest income increased between the two nine-month periods ended September 31, 2010 and 2009 totaling $21.4 million and $21.1 million for the nine months ended September 30, 2010 and 2009, respectively. During the quarters ended September 30, 2010 and 2009 net interest income decreased approximately $334,000 totaling $6.8 million and $7.2 million for the three-month periods ended September 30, 2010 and 2009, respectively. The change in net interest income between 2009 and 2010 was the result of declines in the average balances of both earning assets and interest-bearing liabilities which were offset by continued declines in rates earned on earning assets and rates paid for interest-bearing liabilities. Average interest-earning assets decreased approximately $20.0 million between the nine month ended September 30, 2009 and September 30, 2010 as the Company reduced the size of the balance sheet and focused on managing the level of problem assets. Of the $20.0 million decrease, $38.9 million was in loans, and $21.5 million was in investment securities, offset by increases of $45.0 million in federal funds sold and interest bearing deposits with the Federal Reserve between the nine months ended September 30, 2009 and September 30, 2010. Between the nine-month periods ended September 30, 2009 and 2010, the Company’s cost of interest-bearing liabilities has declined significantly as market rates of interest declined, with the average cost of interest-bearing liabilities dropping from 1.47% during the nine months ended September 30, 2009,  to 0.95% during the nine months ended September 30, 2010. Between the two nine-month periods, the mix of average interest-bearing liabilities changed, with average interest-bearing deposits increasing by $62.0 million between the nine months ended September 30, 2009 and 2010, and average borrowings decreasing $83.0 million between the same nine-month periods, as the Company has sought to reduce its dependence on wholesale funding sources.

Although residential real estate markets have shown signs of improvement over the past twelve months, the severe decline in residential construction and median home prices that began in 2008 and persists to this time has impacted the Company’s operations during the past year with increased levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. Although the Company continues its business development and expansion efforts throughout its market area, increased attention has been placed on reducing nonperforming assets and providing customers options to work through this difficult economic period. Options have included a combination of rate and term concessions, as well as forbearance agreements with borrowers. While the level of restructured loans increased during 2009, and into 2010 to a balance of $29.5 million at September 30, 2010, total nonperforming loans have actually decreased approximately $5.0 million during the first nine months of 2010.

Fresno and Kern Counties have both been heavily impacted by the real estate downturn over the past three years.  Prices have continued to decline slowly in these areas during 2010 even as they have stabilized or increased in other parts of California.  The fundamentals of the Fresno real estate market are more stable than other hard hit areas of inland California.  Both commercial and residential vacancy rates have increased during 2008, 2009, and into 2010, and remain significantly below the U.S. average and show little sign of overbuilding, and population growth has been relatively steady and is generally not subject to the volatility experienced in more exurban areas.  However, single family home permits in the Fresno area, which declined between 30% and 35% during both 2008 and 2009, have continued to decline in 2010 and foreclosure and negative equity rates for residential mortgages remain among the top 20 metro areas in the U.S.  Employment and income growth in the Fresno area remains very slow, and the unemployment in Fresno County has risen from a little over 8% in 2007 to almost 10% in 2008, and almost 15% in 2009, and increased slightly above that in the first six months of 2010. A high concentration of middle-class jobs in the Fresno area are dependent on state and local governments which are under pressure due to tax and fee revenue in the near term.  The next several years will likely remain very challenging for Fresno real estate, but the fundamentals suggest a strong recovery in commercial and residential development in the medium and long-term.

Kern County varies slightly from Fresno County.  Kern has performed slightly better in employment and income growth than Fresno, but its real estate markets show greater signs of oversupply and stress from the foreclosure crisis over the past three years.  Commercial and residential vacancy rates have risen sharply in the Bakersfield area, and its foreclosure and negative equity rates are consistently in the top 10 in the U.S.  Business and residential vacancy rates during the second quarter of 2010 (at approximately 4.2%) are now above the US average after being substantially below average two years ago.  The rate of population growth has fallen significantly from near 3% per year to between 1% and 1.5%, but remains above the state average.  During 2010, the value of commercial building permits has fallen faster than any other area of California, and single family homes also decline.  Due to higher inventories and exposure to foreclosures, it is anticipated that Kern County real estate will be slower to recover than Fresno.  On the positive side, the Bakersfield area continues to lead all inland California areas in job growth, and is enjoying the favorable economic climate for its oil industry which complements the agriculture industry in this area.

Compared to most areas in California and the West, Santa Clara County has experienced a steep “V” shaped recession.  Santa Clara County has not been as heavily impacted by foreclosures and declines in construction, but experienced a sharp decline in 2009 and has rebounded well through the first nine months of 2010.  Santa Clara County is one of the few areas with consistent job and income growth in 2010 based on the strength of its high-tech manufacturing sector that has benefited from increasing business investment.  It is one of the few areas where unemployment rates are lower in 2010 than in 2009.  Real estate prices have followed a similar pattern, posting some of the highest gains in the U.S. in 2010 after big declines in 2008 and 2009.  Foreclosure rates and negative equity rates are comparable to the rest of the U.S., but significantly lower than other areas in the West.  Above average job and income growth and very low vacancy rates in both the commercial and residential market mean that Santa Clara County should fare relatively well in a troubled regional real estate market.

As a result of the economic downturn over the past several years, particularly in real estate market, the Company has experienced decreases in the loan portfolio. The greatest decreases have been experienced in real estate construction and development loans and commercial and industrial loans, as the Company has reduced its exposure to real estate markets which have been significantly impacted throughout much of the country. Loans decreased $36.4 million between December 31, 2009 and September 30, 2010, and decreased $61.9 million between September 30, 2009 and September 30, 2010. Real estate construction and development loans declined the most over the past year, decreasing $28.8 million between December 31, 2009 and September 30, 2010, and decreasing $38.4 million between September 30, 2009 and September 30, 2010.This is consistent with the real estate construction which has declined in the San Joaquin Valley and California overall. The Company has not made any significant additions to the real estate construction and development loan portfolio over the past several years as a result of the depressed real estate markets, and has focused its attention on working out existing construction and development loans in the portfolio. Real estate construction and development loans amounted to 16.2%, 20.7%, and 21.5% of the total loan portfolio at September 30, 2010, December 31, 2009, and September 30, 2009, respectively. Additionally, commercial real estate loans (a component of real estate mortgage loans) amounted to 26.6%, 23.0%, and 21.2% of the total loan portfolio at September 30, 2010, December 31, 2009, and September 30, 2009, respectively. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. In addition, the Company had two purchased real estate mortgage pools which totaled $18.4 million and $18.7 million at December 31, 2009 and September 30, 2009, respectively. These real estate mortgage pools were subsequently sold during the second quarter of 2010. Residential mortgages totaled $24.9 million or 5.3% of the portfolio at September 30, 2010, $45.8 million or 9.0% of the portfolio at December 31, 2009, and $42.6 million or 8.0% of the portfolio at September 30, 2009. Loan participations, both sold and purchased, have declined over the past three years as lending originations have slowed significantly and the loan participation market with it. As a result, loan participations purchased have declined from $25.3 million or 4.7% of the portfolio at September 30, 2009 to $23.8 million or 4.7% of the portfolio at December 31, 2009, to $17.6 million or 3.7% of the portfolio at September 30, 2010. In addition, loan participations sold have declined from $19.4 million or 3.6% of the portfolio at September 30, 2009 to $15.6 million or 3.1% of the portfolio at December 31, 2009, then to $9.5 million or 2.0% of the portfolio at September 30, 2010.

With market rates of interest remaining at historically low levels for more than a year, the Company continues to experience compressed net interest margins, although margins have increased during the first nine months of 2010. The Company’s net interest margin was 4.66% for the nine months ended September 30, 2010, as compared to 4.51% for the year ended December 31, 2009, and 4.45% for the nine months ended September 30, 2009. With floating rate loans comprising approximately 61% of the loan portfolio at September 30, 2010, the effects of low market rates continue to impact loan yields. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans over the past year. Loans yielded 6.03% during the nine months ended September 30, 2010, as compared to 5.83% for the year ended December 31, 2009, and 5.78% for the nine months ended September 30, 2009. The Company’s cost of funds has continued to decline over the past year and is largely responsible for the increase in net interest margin experienced during the nine months ended September 30, 2010. The cost of interest-bearing liabilities was 0.95% for the nine months ended September 30, 2010, as compared to 1.43% for the year ended December 31, 2009, and 1.47% for the nine months ended September 30, 2009. Wholesale borrowing and brokered deposit rates have remained low since late 2008, resulting in overnight and short-term borrowing rates of less than 0.50% during much of the past year. The Company has benefited from the low interest rate environment, and continues to utilize short-term borrowing lines through the Federal Home Loan Bank. Although the Company does not intend to increase its current level of brokered deposits, and in fact as a result of the recent Agreement with the Federal Reserve Bank and Order with the California Department of Financial Institutions, will systematically reduce brokered deposit levels as they mature in the future, the $96.9 million in brokered deposits at September 30, 2010 continues to provide the Company with a low-cost source of deposits. The Company will continue to utilize these funding sources when possible to maintain prudent liquidity levels, while seeking to increase core deposits when possible.

Total noninterest income of $5.5 million reported for the nine months ended September 30, 2010 increased $2.1 million or 58.8% as compared to the nine months ended September 30, 2009. The increase in noninterest income between the two nine-month periods is in part the result of the fair value gain adjustments on the Company’s junior subordinated debt which included fair value gains of $845,000 recognized during the nine months ended September 30, 2010 ($221,000 of which was recognized during the third quarter of 2010), as compared to fair value gains of $290,000 recognized during the nine months ended September 30, 2009, an increase of $555,000 between the two nine-month periods. In addition, during the nine months ended September 30, 2010, the Company recognized gains of $509,000 on the sale of two $17.1 million purchased real estate mortgage portfolios, as well as $174,000 from insurance proceeds on an insurance policy held as collateral on a previously charged-off loan. Noninterest income continues to be driven by customer service fees, which totaled $2.9 million for the nine months ended September 30, 2010, representing a decrease of $55,000 or 1.2% over the $3.0 million reported for the nine months ended September 30, 2009. While customer service fees remained level, other sources of noninterest income increased during 2010, thus customer service fees represented 53.2% and 86.1% of total noninterest income for the nine-month periods ended September 30, 2010 and 2009, respectively.

Noninterest expense decreased approximately $660,000 or 3.1% between the nine-month periods ended September 30, 2009 and September 30, 2010, and decreased $269,000 or 3.9% between the quarters ended September 30, 2009 and September 30, 2010. The primary reason for the decrease in noninterest expense experienced during the nine months ended September 30, 2010 was the result of decreases of $1.6 million in impairment losses on goodwill, with impairment losses of $1.4 million during the nine months ended September 30, 2010 as compared to $3.0 million during the nine months ended September 30, 2009.

Effective September 30, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Company deferred interest payments on the Company's $15.0 million of junior subordinated debentures relating to its trust preferred securities. This was the result of regulatory restraints which have precluded the Bank from paying dividends to the Holding Company. The Agreement with the Federal Reserve Bank entered into during March 2010 specifically prohibits the Company and the Bank from making any payments on the junior subordinated debt without prior approval of the Federal Reserve Bank. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals are elected, the Company will continue to record interest expense associated with the debentures. Upon the expiration of the deferral period, all accrued and unpaid interest will be due and payable. Under the terms of the debenture, the Company is precluded from paying cash dividends to shareholders or repurchasing its stock during the deferral period.

The Company has not paid any cash dividends on its common stock since the second quarter of 2008 and does not expect to resume cash dividends on its common stock for the foreseeable future. Because the Company has elected to defer the quarterly payments of interest on its junior subordinated debentures issued in connection with the trust preferred securities as discussed above, the Company is prohibited under the subordinated debenture agreement from paying cash dividends on its common stock during the deferral period. In addition, pursuant to the Agreement entered into with the Federal Reserve Bank during March of 2010, the Company and the Bank are precluded from paying cash dividends without prior consent of the Federal Reserve Bank.  On March 23, 2010, June 22, 2010, and September 28, 2010, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of April 9, 2010, July 9, 2010, and October 8, 2010, respectively, an additional 124,965, 126,214, and 127,476 shares, respectively, were issued to shareholders. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the nine months ended September 30, 2010. Total assets increased approximately $17.6 million during the nine months ended September 30, 2010, with a decrease of $36.4 million in loans, a decrease of $14.8 million in investment securities, and $2.0 million in other real estate owned through foreclosure. Offsetting these decreases was an increase of $75.1 million in cash and cash equivalents. During the second quarter of 2010, the Company completed the sale of two purchased real estate mortgage loan portfolios totaling $17.1 million, recognizing a gain of $509,000 on the transaction. The sale of the mortgage loan portfolios has provided additional liquidity and was part of the reason for the decrease in loans during the nine months ended September 30, 2010. Decreases of $8.0 million in FHLB term borrowings between December 31, 2009 and September 30, 2010 were more than offset by increases in deposits including NOW and money market accounts. Net increases of $25.3 million in deposits experienced during the nine months ended September 30, 2010, were utilized to enhance liquidity. Average loans comprised approximately 82% of overall average earning assets during the nine months ended September 30, 2010, a percentage that has declined only slightly over the past several years.

Nonperforming assets, which are primarily related to the real estate loan and property portfolio, have declined slightly during the first nine months of 2010 but remain high as real estate markets continue to suffer from the mortgage crisis which began during mid-2007. Nonaccrual loans totaling $30.5 million at September 30, 2010, decreased $4.3 million from the balance reported at December 31, 2009. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Valuations on these loans and the underlying collateral continued to deteriorate during much of 2009 and into 2010, resulting in increased charge-offs and levels of impaired loans. Impaired loans decreased $8.0 million during the nine months ended September 30, 2010 to a balance of $45.8 million at September 30, 2010. Other real estate owned through foreclosure decreased $2.0 million between December 31, 2009 and September 30, 2010, as sales and write-downs more than offset the transfer of $9.8 million in loans to other real estate owned during the nine month ended September 30, 2010. As a result of these events, nonperforming assets as a percentage of total assets decreased from 12.56% at December 31, 2009 to 11.27% at September 30, 2010.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for loan and lease losses and provision for credit losses for the periods shown.

(in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Provision for credit losses during period	$3,376	$13,375	$8,593
Allowance as % of nonperforming loans	28.33%	29.57%	28.44%
Nonperforming loans as % total loans	9.70%	9.99%	12.46%
Restructured loans as % total loans	6.26%	5.13%	3.29%

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. As the real estate market declined through 2008, and that accelerated throughout much of 2009, the level of problem assets increased, and the estimated real estate values on many of those assets decreased resulting in increased charge-offs or write-downs of those assets. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. As a result of these efforts, restructured loans increased from a single loan totaling $378,000 at December 31, 2008 to approximately 50 loans totaling $26.1 million at December 31, 2009 and 55 loans totaling $29.5 million at September 30, 2010. Provisions made to the allowance for credit losses, totaled $3.5 million during the nine months ended September 30, 2010 and $1.2 million during the quarter ended September 30, 2010, as compared to $13.4 million for the year ended December 31, 2009, and $8.6 million and $435,000 for the nine months and quarter ended September 30, 2009, respectively. Net loan and lease charge-offs during the nine months ended September 30, 2010 totaled $5.4 million, as compared to $9.9 million and $5.7 million for the year ended December 31, 2009 and nine months ended September 30, 2009, respectively. The Company charged-off approximately 50 loans during the nine months ended September 30, 2010, compared to 70 loans during all of 2009, and 50 loans during the nine months ended September 30, 2009. The percentage charge-offs to average loans were 1.5%, 1.9%, and 1.4% for the nine months ended September 30, 2010, year ended December 31, 2009, and the nine months ended September 30, 2009, respectively.

Deposits increased by $25.3 million during the nine months ended September 30, 2010, with increases experienced in all interest-bearing deposit accounts except time deposits. Decreases in time deposits experienced during the nine months ended September 30, 2010 were primarily the result of decreases in brokered wholesale deposits, as the Company continues to reduce its reliance on brokered deposits and other wholesale funding sources, while enhancing liquidity.

Brokered deposits have provided the Company a relatively inexpensive funding source over the past several years totaling $96.2 million or 16.4% of total deposits at September 30, 2010, as compared to $129.4 million or 23.0% of total deposits at December 31, 2009, and $130.3 million or 22.8% of total deposits at September 30, 2009. Brokered deposits and other wholesale funding sources were used to some degree to fund loan growth in 2007 and 2008, but the current state of the economy and the financial condition of the Company have made it increasingly important to continue to develop core deposits and reduce the Company’s dependence on brokered and other wholesale funding sources, including lines of credit with the Federal Reserve Bank and the FHLB. The Company increased its efforts early in 2009 to develop core deposit growth with employee training throughout the entire organization and a deposit-gathering program that incented employees to bring in new deposits from our local market area and establish more extensive relationships with our customers. The Company continues its deposit gathering program and has committed additional resources to its efforts during 2010 including two full time employees dedicated to business development. As part of its liquidity position improvement plan resulting from the formal agreement with the Federal Reserve Bank issued in March 2010, the Company will reduce its reliance on brokered deposits over the next two years to levels more comparable with peers, which is currently about 5% of total deposits. The Company will seek to replace maturing brokered deposits with core deposits, but may also control loan growth to help achieve that objective.

While the Company still has a higher percentage of brokered deposits than peers at September 30, 2010, efforts to restructure the balance sheet through reducing the level of total assets, and specifically real estate loans, are proving successful. Total wholesale borrowings and brokered deposits decreased from $248.4 million at December 31, 2008 to $169.4 million at December 31, 2009, representing a decrease of $79.1 million during 2009, and the Company went from being a net purchaser of overnight funds at December 31, 2008, with $66.5 million in federal funds purchased, to a net seller of overnight funds with $11.6 million in federal funds sold at December 31, 2009. Total wholesale borrowings and brokered deposits decreased an additional $41.2 million during the nine months ended September 30, 2010 to a balance of $128.2 million at September 30, 2010.

Although balances have declined during 2010, the Company will continue to utilize overnight borrowings and other term credit lines as deemed prudent, with borrowings totaling $32.0 million at September 30, 2010 as compared to $40.0 million at December 31, 2009. The average rate of those term borrowings was 0.35% at June 30, 2010, as compared to 0.86% at December 31, 2009. Although the Company continues to realize significant interest expense reductions by utilizing overnight and term borrowings lines, the use of such lines are monitored closely to ensure sound balance sheet management in light of the current economic and credit environment.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates declined during most of 2009. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.58% and 1.54% at September 30, 2010 and December 31, 2009, respectively. Pursuant to fair value accounting guidance, the Company has recorded $845,000 and $221,000 in pretax fair value gains on its junior subordinated debt during the nine months and quarter ended September 30, 2010, respectively, bringing the total cumulative gain recorded on the debt to $5.7 million at September 30, 2010.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties, as well as Campbell, in Santa Clara County. The San Joaquin Valley and other California markets continue to exhibit weak demand for construction lending and commercial lending from small and medium size businesses, as commercial and residential real estate markets declined during much of 2008, and 2009, and have continued to do so in 2010. Although we have seen some improvement during 2010, the past year has presented significant challenges for the banking industry with tightening credit markets, weakening real estate markets, and increased loan losses adversely affecting the Banking industry and the Company.

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

 Results of Operations

For the nine months ended September 30, 2010, the Company reported net income of $1.4 million or $0.11 per share ($0.11 diluted) as compared to a net loss of $4.1 million or $0.32 per share ($0.32 diluted) for the nine months ended September 30, 2009. For the quarter ended September 30, 2010, the Company reported net income of $411,000 or $0.03 per share ($0.03 diluted) as compared to net income of $693,000 or $0.05 per share ($0.05 diluted) for the quarter ended September 30, 2009. The increase in earnings between the two nine month and quarterly periods ended September 30, 2009 and 2010 is primarily the result of decreases in provisions for loan losses and goodwill impairment losses taken during 2010.

The Company’s return on average assets was 0.26% for the nine months ended September 30, 2010 as compared to -0.74% for the nine months ended September 30, 2009, and was 0.23% for the quarter ended September 30, 2010 as compared to 0.38% for the quarter ended September 30, 2009. The Bank’s return on average equity was 2.35% for the nine months ended September 30, 2010 as compared to (-6.95%) for the same nine-month period of 2009, and was 2.07% for the quarter ended September 30, 2010 as compared to 3.63% for the quarter ended September 30, 2009.

Net Interest Income

Net interest income before provision for credit losses totaled $21.4 million for the nine months ended September 30, 2010, representing an increase of $261,000, or 1.2% when compared to the $21.1 million reported for the same nine months of the previous year.

The Company’s net interest margin, as shown in Table 1, increased to 4.66% at September 30, 2010 from 4.45% at September 30, 2009, an increase of 21 basis points (100 basis points = 1%) between the two periods. On a quarterly basis, the Company’s net interest margin decreased 20 basis points from 4.58% during the three months ended September 30, 2009 to 4.38% for the three months ended September 30, 2010. While average market rates of interest have remained level between the nine-month periods ended September 30, 2009 and 2010 (the Prime rate averaged 3.25% during both periods), significant declines in the Company’s cost of funds enhanced the net margin between the two nine-month periods.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Nine Months Ended September 30, 2010 and 2009

	2010			2009
(dollars in thousands)	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans and leases (1)	$501,210	$22,592	6.03%	$540,116	$23,340	5.78%
Investment Securities – taxable	63,140	2,197	4.65%	84,645	3,340	5.28%
Investment Securities – nontaxable (2)	1,252	44	4.70%	1,252	44	4.70%
Interest-bearing deposits in other banks	2,231	30	1.80%	6,865	100	1.95%
Interest-bearing deposits in FRB	6,013	11	0.24%	445	0	0.00%
Federal funds sold and reverse repos	39,449	36	0.12%	15	0	0.00%
Total interest-earning assets	613,295	$24,910	5.43%	633,338	$26,824	5.66%
Allowance for credit losses	(14,524)			(12,172)
Noninterest-earning assets:
Cash and due from banks	16,471			17,354
Premises and equipment, net	12,999			13,848
Accrued interest receivable	2,137			2,449
Other real estate owned	37,223			33,915
Other assets	42,224			49,962
Total average assets	$709,825			$738,694
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$60,456	$91	0.20%	$44,414	$140	0.42%
Money market accounts	113,490	1,082	1.27%	110,679	1,600	1.93%
Savings accounts	34,923	104	0.40%	35,626	176	0.66%
Time deposits	241,262	1,989	1.10%	197,437	2,829	1.92%
Other borrowings	36,253	94	0.35%	119,266	706	0.79%
Junior subordinated debentures	10,317	187	2.42%	11,781	271	3.08%
Total interest-bearing liabilities	496,701	$3,547	0.95%	519,203	$5,722	1.47%
Noninterest-bearing liabilities:
Noninterest-bearing checking	131,128			133,789
Accrued interest payable	330			647
Other liabilities	3,792			5,991
Total Liabilities	631,951			659,630

Total shareholders' equity	77,874			79,064
Total average liabilities and shareholders' equity	$709,825			$738,694
Interest income as a percentage of average earning assets			5.43%			5.66%
Interest expense as a percentage of average earning assets			0.77%			1.21%
Net interest margin			4.66%			4.45%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $1.0 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the nine months ended
	Sept 30, 2010 compared to Sept 30, 2009
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$(748)	$979	$(1,727)
Investment securities available for sale	(1,143)	(363)	(780)
Interest-bearing deposits in other banks	(70)	(12)	(58)
Interest-bearing deposits in FRB	11	1	10
Federal funds sold	36	36	0
Total interest income	(1,914)	641	(2,555)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(567)	(759)	192
Savings accounts	(72)	(69)	(3)
Time deposits	(840)	(1,376)	536
Other borrowings	(612)	(273)	(339)
Subordinated debentures	(84)	(53)	(31)
Total interest expense	(2,175)	(2,530)	355
Increase (decrease) in net interest income	$261	$3,171	$(2,910)

For the nine months ended September 30, 2010, total interest income decreased approximately $1.9 million, or 7.2% as compared to the nine-month period ended September 30, 2009. Earning asset volumes decreased in all earning-asset categories except federal funds sold and interest bearing deposits with the FRB between the nine month periods, with the largest decrease experienced in loans.

For the three months ended September 30, 2010, total interest income of $8.0 million decreased approximately $904,000, or 10.2% as compared to the three-month period ended September 30, 2009. During the third quarter of 2010 interest and fees on loans decreased $514,000 or 6.6% when compared to the comparative quarter of 2009, as declines in average loan volume more than more than outweighed the increase in loan yield between the two quarterly periods. Interest income on investment securities decreased $409,000 between the comparative third quarters of 2009 and 2010 as both volumes and rates on investment securities decreased between the two periods.

For the nine months ended September 30, 2010, total interest expense decreased approximately $2.2 million, or 38.0% as compared to the nine-month period ended September 30, 2009. Between those two periods, average interest-bearing liabilities decreased by $22.5 million, and the average rates paid on these liabilities decreased by 52 basis points.

For the three months ended September 2010 interest expense of $1.1 million decreased $570,000 or 33.3% as compared to the three months ended September 30, 2009 as a result of significant declines in the rates incurred on interest-bearing liabilities, combined with a decrease of $13.4 million  in average interest-bearing liabilities between those two third-quarter periods. Between the three month periods ended September 30, 2009 and September 30, 2010, the average cost of funds declined 42 basis points from 1.32% during the three months ended September 30, 2009 to 0.90% for the three months ended September 30, 2010.

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the nine months ended September 30, 2010, the provision to the allowance for credit losses amounted to $3.4 million as compared to $8.6 million for the nine months ended September 30, 2009. For the three months ended September 30, 2010, the provision to the allowance for credit losses amounted to $1.2 million as compared to $435,000 for the three months ended September 30, 2009. Increases in provisions between the two year-to-date and quarterly periods presented is the result of the significant decline in real estate markets experienced between 2008 and 2009, which has remained much more stable over the past twelve months. In addition, the Company experienced recoveries totaling $21,000 and $958,000 for the three months and nine months ended September 30, 2010, respectively, which helped to reduce the current year’s loan loss reserve provisions required to maintain the allowance for loan losses at adequate levels at September 30, 2010. The amount provided to the allowance for credit losses during the first nine months of 2010 brought the allowance to 2.75% of net outstanding loan balances at September 30, 2010, as compared to 2.96% of net outstanding loan balances at December 31, 2009, and 2.70% at September 30, 2009.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009:

(In thousands)	2010	2009	Amount of Change	Percent Change
Customer service fees	$2,904	$2,959	$(55)	-1.86%
Gain on sale of securities	69	0	69	—
(Gain) loss on sale of OREO	97	(756)	853	-112.83%
Gain(loss) on fair value of financial liabilities	845	290	555	191.38%
Gain on sale of loans	509	0	509	100.00%
Shared appreciation income	0	23	(23)	-100.00%
Other	1,034	921	113	12.27%
Total noninterest income	$5,458	$3,437	$2,021	58.80%

Noninterest income for the nine months ended September 30, 2010 increased $2.0 million or 58.8% when compared to the same nine-month period of 2009. The increase in noninterest income between the two nine-month periods is partially the result of fair value gain adjustments on the Company’s junior subordinated debt which included fair value gains of $845,000 and $221,000 recognized during the nine months and quarter ended September 30, 2010, respectively, as compared to fair value gains of $290,000 and $395,000 recognized during the nine months and quarter ended September 30, 2009, respectively. This represents an increase of $555,000 between the two year-to-date periods but a decrease of $174,000 between the quarterly periods ended September 30, 2010, respectively. Included in noninterest income for the nine months ended September 30, 2010 is a gain of $509,000 realized on the sale of two purchased real estate mortgage loan portfolios. Customer service fees, the primary component of noninterest income, decreased $55,000 or 1.9% between the two nine-month periods presented, primarily resulting from decreases in revenues from the Company’s financial services department.

Noninterest income for the three months ended September 30, 2010 increased $447,000 or 43.9% when compared to the same three-month period of 2009. Increases between the three-month periods ended September 30, 2009 and September 30, 2010 included decreases of $600,000 in losses on sale of other real estate, which was partially offset by decreases of $174,000 in fair value gains on the Company’s junior subordinated debt.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009:

Table 4. Changes in Noninterest Expense

(In thousands)	2010	2009	Amount of Change	Percent Change
Salaries and employee benefits	$6,629	$6,402	$227	3.55%
Occupancy expense	2,823	2,815	8	0.28%
Data processing	58	85	(27)	-31.76%
Professional fees	1,617	1,499	118	7.87%
FDIC/DFI insurance assessments	1,465	872	593	68.00%
Director fees	176	190	(14)	-7.37%
Amortization of intangibles	594	670	(76)	-11.34%
Correspondent bank service charges	237	284	(47)	-16.55%
Impairment loss on core deposit intangible	57	57	0	0.00%
Impairment loss on goodwill	1,414	3,026	(1,612)	-53.27%
Impairment loss on investment securities	1,088	720	368	51.11%
Impairment loss on OREO	1,709	866	843	97.34%
Loss on California tax credit partnership	318	321	(3)	-0.93%
OREO expense	964	1,150	(186)	-16.17%
Other	1,804	2,656	(852)	-32.08%
Total expense	$20,953	$21,613	$(660)	-3.05%

Noninterest expense decreased $660,000 between the nine months ended September 30, 2009 and 2010, and decreased $269,000 between the quarters ended September 30, 2009 and 2010. The net decrease in noninterest expense between the nine months and quarterly comparative periods is primarily the result of reductions of $1.6 million in impairment losses on goodwill between the two nine-month and quarterly periods. The Company experienced increases in impairment losses on investment securities and OREO, as well as increases in FDIC assessments between the nine months ended September 30, 2009 and 2010.

Impairment losses totaling $483,000 and $1.7 million were realized on OREO during the three and nine months ended September 30, 2010, respectively as new valuations were received. In addition, during the three and nine months ended September 30, 2010, the Company recognized $386,000 and $1.1 million, respectively, in other-than-temporary impairment (“OTTI”) losses on three of its non-agency residential mortgage obligations. During the three and nine months ended September 30, 2009, the Company recognized $317,000 and $720,000, respectively, in OTTI losses on the same three non-agency residential mortgage obligations. The amount expensed as impairment losses on the three securities represents the identified credit-related portion of the impairment. Although there are some indications of improvement in current economic conditions, a prolonged recessionary period could result in additional impairment losses in the future.

Noninterest expense in other categories increased between the periods presented including professional fees and FDIC/DFI insurance assessments. During the nine months ended September 30, 2010, professional fees, representing primarily legal fees associated with problem asset workouts, totaled $1.6 million compared to $1.5 million for the nine months ended September 30, 2009, representing an increase of $118,000 or 7.8 % between the two nine-month periods, and decreased $90,000 or 13.1% between the three-month periods ended September 30, 2009 and September 30, 2010. FDIC insurance assessments have increased during 2010 both as a result of the both Company’s current regulatory status and the stressed banking environment in general. FDIC/DFI insurance assessments totaled $1.5 million for the nine months ended September 30, 2010, representing an increase of $593,000 or 68.0% compared to FDIC/DFI insurance assessments expensed during the nine months ended September 30, 2009. FDIC/DFI insurance assessments of $559,000 for the three months ended September 30, 2010 increased $303,000 or 118.4% compared to the $256,000 expensed during the three months ended September 30, 2009.

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

Pursuant to the guidance, the Company reviewed its REIT tax position as of January 1, 2007 (adoption date of the new guidance), and then has again reviewed its position each subsequent quarter since adoption. The Bank, with guidance from advisors, believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007 the Company recorded an adjustment of $1.3 million to beginning retained earnings upon adoption of the new guidance (previously FIN48) to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. As of December 31, 2009, the Company had recorded a total unrecognized tax liability related to the REIT of $1.6 million. The Company has determined that there has been no material change to its position on the REIT from that at December 31, 2009, and as a result recorded additional interest liability of $65,000 during the nine months ended September 30, 2010. It is the Company’s policy to recognize interest and penalties as a component of income tax expense.

The Company has reviewed all of its tax positions as of September 30, 2010, and has determined that, other than the REIT, there are no other material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets increased $17.6 million, or 2.54% to a balance of $710.2 million at September 30, 2010, from the balance of $692.6 million at December 31, 2009, but decreased $11.7 million or 1.62% from the balance of $721.8 million at September 30, 2009. Total deposits of $587.0 million at September 30, 2010 increased $25.3 million, or 4.51% from the balance reported at December 31, 2009, and increased $15.9 million from the balance of $572.1 million reported at September 30, 2009. While cash and cash equivalents increased $75.1 million or 256.92% between December 31, 2009 and September 30, 2010, loans decreased $36.4 million, or 7.15% to a balance of $472.2 million, and investment securities decreased by $14.8 million, or 20.69% during that nine-month period of 2010. The significant increase experienced in cash and cash equivalents between December 31, 2009 and September 30, 2010 is partially the result of the $17.1 million sale of two real estate mortgage loan portfolios completed during the second quarter of 2010, as well as increases in deposits experienced during the nine months ended September 30, 2010.

Earning assets averaged approximately $613.3 million during the nine months ended September 30, 2010, as compared to $633.3 million for the same nine-month period of 2009. Average interest-bearing liabilities decreased to $496.7 million for the nine months ended September 30, 2010, from $519.2 million reported for the comparative nine-month period of 2009.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $472.2 million at September 30, 2010, a decrease of $36.4 million or 7.15% when compared to the balance of $508.6 million at December 31, 2009, and a decrease of $61.9 million or 11.60% when compared to the balance of $534.1 million reported at September 30, 2009. Loans on average decreased $38.9 million or 7.20% between the nine-month periods ended September 30, 2009 and September 30, 2010, with loans averaging $501.2 million for the nine months ended September 30, 2010, as compared to $540.1 million for the same nine-month period of 2009.

During the first nine months of 2010, increases were experienced primarily in commercial and industrial loans, and agricultural loans. The largest declines were experienced in construction loans as a result of soft real estate markets and declines in new home sales within the Company’s market area. During the second quarter of 2010, the Company completed the sale of two real estate mortgage portfolios totaling $17.1 million which contributed to the net decrease of $12.6 million in real estate mortgage loans between December 31, 2009 and September 30, 2010. The sale of the loan portfolios resulted in a pre-tax gain of $509,000 reflected in other noninterest income for the nine months ended September 30, 2010. The following table sets forth the amounts of loans outstanding by category at September 30, 2010 and December 31, 2009, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	September 30, 2010		December 31, 2009
	Dollar	% of	Dollar	% of	Net	%
(In thousands)	Amount	Loans	Amount	Loans	Change	Change
Commercial and industrial	$173,779	36.8%	$167,930	33.0%	$5,849	3.48%
Real estate – mortgage	153,075	32.4%	165,629	32.6%	(12,554)	-7.58%
RE construction & development	76,461	16.2%	105,220	20.7%	(28,759)	-27.33%
Agricultural	54,235	11.5%	50,897	10.0%	3,338	6.56%
Installment/other	14,269	3.0%	18,191	3.6%	(3,922)	-21.56%
Lease financing	389	0.1%	706	0.1%	(317)	-44.96%
Total Gross Loans	$472,208	100.0%	$508,573	100.0%	$(36,365)	-7.15%

The overall average yield on the loan portfolio was 6.03% for the nine months ended September 30, 2010, as compared to 5.78% for the nine months ended September 30, 2009. At September 30, 2010, 60.6% of the Company's loan portfolio consisted of floating rate instruments, as compared to 60.7% of the portfolio at December 31, 2009, with the majority of those tied to the prime rate. Approximately 60% or $174.1 million of the floating rate loans have rate floors at September 30, 2010 making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. Approximately $163.4 million of the $174.1 million in loans with floors have floor spreads of 100 basis points or more, meaning that interest rates would need to increase more than 1% (or 100 basis points) before the rates on those loans would increase and they would effectively become floating rate loans again. The portfolio of floating rate loans with floors has a relatively short duration with only $58.7 million maturing or repricing in more than one year, and only $25.5 million maturing or repricing in more than two years.

Deposits

Total deposits increased during the period to a balance of $587.0 million at September 30, 2010, representing an increase of $25.3 million, or 4.51% from the balance of $561.7 million reported at December 31, 2009, and an increase of $14.9 million, or 2.60% from the balance of $572.1 reported at September 30, 2009.

The following table sets forth the amounts of deposits outstanding by category at September 30, 2010 and December 31, 2009, and the net change between the two periods presented.

Table 6. Deposits

	September 30,	December 31,	Net	Percentage
(In thousands)	2010	2009	Change	Change
Noninterest bearing deposits	$135,296	$139,724	$(4,428)	-3.17%
Interest bearing deposits:
NOW and money market accounts	201,992	158,795	43,197	27.20%
Savings accounts	34,764	34,146	618	1.81%
Time deposits:
Under $100,000	60,606	64,481	(3,875)	-6.01%
$100,000 and over	154,310	164,514	(10,204)	-6.20%
Total interest bearing deposits	451,672	421,936	29,736	7.05%
Total deposits	$586,968	$561,660	$25,308	4.51%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits increased $29.7 million, or 7.05% between December 31, 2009 and September 30, 2010, while noninterest-bearing deposits decreased $4.4 million, or 3.17% between the same two periods presented.

Core deposits, as defined by the Company and consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 70.3% and 66.7% of the total deposit portfolio at September 30, 2010 and December 31, 2009, respectively. Brokered deposits totaled $96.2 million at September 30, 2010 as compared to $129.4 million at December 31, 2009 and $130.3 million at September 30, 2009. Although pricing on brokered deposits and wholesale borrowing remains attractive, access to credit lines has become more vulnerable as risk profiles of most banks, including the Company, have increased in the current economic environment. The Company continues to utilize more cost-effective brokered deposits and term borrowing lines through Federal Home Loan Bank when prudent, but in an effort to reduce its reliance on borrowed funds and brokered deposits, the Company is placing additional emphasis on core-deposit gathering strategies in an effort to reduce its reliance on brokered deposits and other wholesale funding in the future.

As a result of the March 2010 agreement with the Federal Reserve Bank, the Company will reduce its reliance on brokered and other wholesale funding sources. The Company has a written plan, approved by the Federal Reserve Bank, to improve its liquidity position which includes a timetable to reduce the Bank’s reliance on brokered deposits and other wholesale funding, and specific liquidity targets and parameters to meet contractual obligations and unanticipated demands. Under the plan, the Company will systematically reduce the level of brokered deposits to peer levels, which is currently approximately 5% of total deposits, over a period of approximately two years. This will be achieved by letting some or all of the maturing brokered deposits run-off as needed to achieve planned reductions in brokered deposits at the end of each quarter over the two-year period.

On a year-to-date average (refer to Table 1), the Company experienced an increase of $59.3 million or 13.36% in total deposits between the nine-month periods ended September 30, 2009 and September 30, 2010. Between these two periods, average interest-bearing deposits increased $62.0 million or 15.97%, while total noninterest-bearing checking decreased $2.7 million or 1.99% on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized lines of credit totaling $155.5 million, including an FHLB lines of credit totaling $32.1 million at September 30, 2010. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At September 30, 2010, the Company had $32.0 million borrowed against its FHLB lines of credit, which is summarized below. The Company had collateralized and uncollateralized lines of credit aggregating $124.2 million, as well as FHLB lines of credit totaling $40.8 million at December 31, 2009.

FHLB term borrowings at September 30, 2010 (in 000’s):
Term	Balance at 9/30/10	Rate	Maturity
6 months	$32,000	0.35%	1/31/11

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

As a result of the March 2010 agreement with the Federal Reserve Bank, the Company has written several plans to address the management of asset quality and the adequacy of the allowance for loan and lease losses. Specifically, the Company has three written plans which directly address these issues:

•
Plan to Strengthen Credit Risk Management Practices – includes the responsibility of Board to establish appropriate risk tolerance guidelines and limits, timely and accurate identification and quantification of credit risk, strategies to minimize credit losses and reduce the level of problem assets, procedures for the ongoing review of the investment portfolio to evaluate other-than-temporary-impairment, stress testing for commercial real estate loans and portfolio segments, and measures to reduce the levels of other real estate owned.

•
Plan to Improve Adversely Classified Assets – Includes specific plans and strategies to improve the Bank’s asset position through repayment, amortization, liquidation, additional collateral, or other means on each loan, relationship, or other asset in excess of $1.5 million including OREO, that are past due more than 90 days as of the date of the written agreement.

•
Plan for Maintenance of Adequate Allowance for Loan Losses – Includes policies and procedures to ensure adherence to the Bank’s revised ALLL methodology, provides for periodic reviews of the methodology as appropriate, and provides for review of ALLL by the Board at least quarterly.

Also as part of the agreement with the Federal Reserve Bank, Board oversight has been enhanced to monitor the operations of the Company including, but not limited to, asset improvement and adequacy of the allowance for loan and lease losses. With regard to asset improvement, the Company will not, directly or indirectly, extend, renew, or restructure any loan to any borrower, including any related interest of the borrower, whose loans were criticized by the Federal Reserve Bank in their June 2009 examination, or any subsequent examination, without prior approval of a majority of the Board of Directors. Any extensions of credit, renewals, or restructurings on loans to such borrowers approved by the Board of Directors, will be supported with detailed written justification. Any additional loan, relationship, or asset in excess of $1.5 million that becomes past due more than 90 days, will be subject to a written plan to improve the Company’s position with regard to the asset, and that plan will be submitted to the Federal Reserve Bank. The Company will submit written reports to the Federal Reserve Bank on a quarterly basis to include updates to progress made on asset improvement, as well as review and monitoring of the adequacy of the allowance for loan and lease losses.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors, including economic factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss”. Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss. At September 30, 2010 problem graded or “classified” loans totaled $52.2 million or 11.1% of gross loans as compared to $69.6 million or 13.7% of gross loans at December 31, 2009.

Specific allowances are established based on management’s periodic evaluation of loss exposure inherent in classified loans, impaired loans, and other loans in which management believes there is a probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. For impaired loans, specific allowances are determined based on the collateralized value of the underlying properties, the net present value of the anticipated cash flows, or the market value of the underlying assets. Formula allowances for classified loans, excluding impaired or other loans where specific allowances are required, are determined on the basis of additional risks involved with individual loans that may be in excess of risk factors associated with the loan portfolio as a whole. The specific allowance is different from the formula allowance in that the specific allowance is determined on a loan-by-loan basis based on risk factors directly related to a particular loan, as opposed to the formula allowance which is determined for a pool of loans with similar risk characteristics, based on past historical trends and other risk factors which may be relevant on an ongoing basis.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at September 30, 2010 and December 31, 2009, as well as classified loans at those period-ends.

	September 30,	December 31,
(in 000's)	2010	2009
Specific allowance – impaired loans	$7,356	$7,974
Formula allowance – classified loans not impaired	901	1,979
Formula allowance – special mention loans	596	587
Total allowance for special mention and classified loans	8,853	10,540

Formula allowance for pass loans	4,108	4,476
Unallocated allowance	14	0
Total allowance for loan losses	$12,975	$15,016

Impaired loans	45,802	$53,794
Classified loans not considered impaired	6,377	15,816
Total classified loans	$52,179	$69,610
Special mention loans	$30,864	$27,939

Impaired loans decreased approximately $8.0 million between December 31, 2009 and September 30, 2010. The specific allowance related to those impaired loans decreased $618,000 between December 31, 2009 and September 30, 2010. Reductions in impaired loans and the related allowance during the first nine months of 2010 are in part the result of transfers of $9.8 million in impaired loans to other real estate owned through foreclosure during the period. The formula allowance related to loans that are not impaired (including special mention and substandard) decreased approximately $1.4 million between December 31, 2009 and September 30, 2010. The level of “pass” loans has declined approximately $21.0 million between December 31, 2009 and September 30, 2010, and as a result, the related formula allowance decreased $368,000 during the period.

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. There were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses during the nine months ended September 30, 2010.

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

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans include nonaccrual loans, troubled debt restructures, and performing loans in which full payment of principal or interest is not expected. Management bases the measurement of these impaired loans on the fair value of the loan's collateral or the expected cash flows on the loans discounted at the loan's stated interest rates. Cash receipts on impaired loans not performing to contractual terms and that are on nonaccrual status are used to reduce principal balances. Impairment losses are included in the allowance for credit losses through a charge to the provision, if applicable.

At September 30, 2010 and 2009, the Company's recorded investment in loans for which impairment has been identified totaled $45.8 million and $70.0 million, respectively. Included in total impaired loans at September 30, 2010, are $34.5 million of impaired loans for which the related specific allowance is $7.4 million, as well as $11.3 million of impaired loans that as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at September 30, 2009 included $41.8 million of impaired loans for which the related specific allowance is $7.4 million, as well as $28.2 million of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $49.5 million during the first nine months of 2010 and $61.0 million during the first nine months of 2009. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. For the nine months ended September 30, 2010, the Company recognized $448,000 in income on such loans. For the nine months ended September 30, 2009, the Company recognized no income on such loans At September 30, 2010, included in impaired loans, are troubled debt restructures totaling $29.5 million. Of the $29.5 million in troubled debt restructures at September 30, 2010, $14.3 million are on nonaccrual status. Troubled debt restructures on accrual status totaling $15.2 million are current with regards to payments, and are performing according to the modified contractual terms.

As with nonaccrual loans, the greatest volume in impaired loans during the nine months ended September 30, 2010 is in real estate construction loans, with that loan category comprising almost 46% of total impaired loans at September 30, 2010. The balance of impaired construction loans has decreased approximately $4.2 million, and the related specific reserve has decreased $1.1 million since December 31, 2009. Impaired loans classified as commercial and industrial increased $764,000 during the nine months ended September 30, 2010. Of the $9.8 million in commercial and industrial impaired loans reported at September 30, 2010, approximately $1.4 million or 14.4% are secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at September 30, 2010, approximately $31.8 million or 69.5% are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, and developing that land if required, and to develop real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at September 30, 2010 and December 31, 2009.

	Balance	Reserve	Balance	Reserve
(in 000’s)	9/30/2010	9/30/2010	12/31/2009	12/31/2009
Commercial and industrial	$9,828	$2,247	$9,064	$2,383
Real estate – mortgage	10,676	626	12,584	536
RE construction & development	21,377	3,632	25,606	4,741
Agricultural	3,583	689	6,212	153
Installment/other	243	150	328	160
Lease financing	95	12	0	0
Total Impaired Loans	$45,802	$7,356	$53,794	$7,973

Included in impaired loans are loans modified in troubled debt restructurings (“TDR’s”), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDR’s including rate reductions, payment extensions, and forbearance. At September 30, 2010, more than $16.4 million of the total $29.6 million in TDR’s was for real estate construction and development, and there was another $3.0 million and $1.4 million related to those developers in commercial real estate and commercial and industrial, respectively at September 30, 2010. The majority of these credits are related to real estate construction projects that have slowed significantly or stalled, and the Company has sought to restructure the credits to allow the construction industry time to recover, and the developers time to finish projects at a slower pace which reflects current market conditions in the San Joaquin Valley. Concessions granted in these circumstances include lengthened maturity terms, lower lot release prices, or rate reductions that will enable the borrower to finish the construction projects and repay their loans to the Company. The downturn in the real estate construction market has been protracted, and although the Company has had some success in its restructuring efforts, it is difficult to conclude that we will be entirely successful in our efforts. Areas such as Bakersfield California have been slow to recover, and during the first quarter, the Company charged off approximately $1.3 million in unsecured loans to a single real estate construction developer in the market. If conditions deteriorate beyond current expectations, the Company may be required to make additional concessions in the future including lower lot release prices to allow borrowers to complete and sell construction units at lower prices currently reflected in the real estate market.

The following table summarizes TDR’s by type, classified separately as nonaccrual or accrual, which are included in impaired loans at September 30, 2010 and December 31, 2009.

	Total TDR's	Nonaccrual TDR's	Accruing TDR's
(in thousands)	Sept 30, 2010	Sept 30, 2010	Sept 30, 2010
Commercial and industrial	$3,924	$1,345	$2,578
Real estate - mortgage:
Commercial real estate	5,727	1,061	4,666
Residential mortgages	3,275	188	3,087
Home equity loans	94	45	50
Total real estate mortgage	9,096	1,294	7,803
RE construction & development	16,472	11,635	4,837
Agricultural	0	0	0
Installment/other	81	0	81
Lease financing	0	0	0
Total Troubled Debt Restructurings	$29,573	$14,274	$15,299

	Total TDR's	Nonaccrual TDR's	Accruing TDR's
(in thousands)	Dec 31, 2009	Dec 31, 2009	Dec 31, 2009
Commercial and industrial	$3,878	$228	$3,650
Real estate - mortgage:
Commercial real estate	3,593	0	3,593
Residential mortgages	3,961	337	3,624
Home equity loans	51	0	51
Total real estate mortgage	7,605	337	7,268
RE construction & development	14,405	9,475	4,930
Agricultural	0	0	0
Installment/other	178	0	178
Lease financing	0	0	0
Total Troubled Debt Restructurings	$26,066	$10,040	$16,026

Of the $29.6 million in total TDR’s at September 30, 2010, $14.3 million were on nonaccrual status at period-end. Of the $26.1 million in total TDR’s at December 31, 2009, $10.0 million were on nonaccrual status at period-end. At September 30, 2010 and December 31, 2009, the Company had approximately $3.3 million and $4.0 million, respectively, in restructured residential mortgage loans as the result of borrowers that were unable to get take-out financing at the end of their construction loan with the Company. In part to aid the borrowers retain their newly completed  homes under California Senate Bill SB1137, the Company termed these loans at market rates of interest with loans fully amortizing over 30 years with a three-to-five year repayment term. As of September 30, 2010, the Company commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

For a restructured loan to return to accrual status there needs to be at least 6 months successful payment history. In addition, our Credit Administration performs a financial analysis of the credit to determine whether the borrower has the ability to continue to perform successfully over the remaining life of the loan. This includes, but is not limited to, review of financial statements and cash flow analysis of the borrower. Only after determination that the borrower has the ability to perform under the terms of the loans, will the restructured credit be considered for accrual status.

The following table summarizes special mention loans by type for the nine month ended September 30, 2010 and December 31, 2009.

(in thousands)	September 30, 2010	Dec 31, 2009
Commercial and industrial	$7,688	$5,169
Real estate - mortgage:
Commercial real estate	6,517	2,278
Residential mortgages	0	0
Home equity loans	0	0
Total real estate mortgage	6,517	2,278
RE construction & development	14,349	20,492
Agricultural	2,310	0
Installment/other	0	0
Lease financing	0	0
Total Special Mention Loans	$30,864	$27,939

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

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the nine-month periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity (unaudited)

	September 30,	September 30,
(In thousands)	2010	2009
Total loans outstanding at end of period before deducting allowances for credit losses	$471,594	$533,252
Average net loans outstanding during period	501,210	540,116

Balance of allowance at beginning of period	15,016	11,529
Loans charged off:
Real estate	(4,924)	(2,875)
Commercial and industrial	(679)	(2,927)
Lease financing	(69)	(76)
Installment and other	(703)	(84)
Total loans charged off	(6,375)	(5,962)
Recoveries of loans previously charged off:
Real estate	18	0
Commercial and industrial	926	239
Lease financing	0	1
Installment and other	14	13
Total loan recoveries	958	253
Net loans charged off	(5,417)	(5,709)

Provision charged to operating expense	3,376	8,593
Balance of allowance for credit losses at end of period	$12,975	$14,413

Net loan charge-offs to total average loans (annualized)	1.45%	1.41%
Net loan charge-offs to loans at end of period (annualized)	1.54%	1.43%
Allowance for credit losses to total loans at end of period	2.75%	2.70%
Net loan charge-offs to allowance for credit losses (annualized)	55.82%	52.96%
Net loan charge-offs to provision for credit losses (annualized)	160.46%	66.44%

Both net loan charge-offs and recoveries increased during the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009.  Loan charge-offs of $6.4 million experienced during the nine months ended September 30, 2010 included a $2.1 million charge-off of an impaired nonaccrual loan which had a specific reserve of $2.1 million at December 31, 2009, a charge-off of $857,000 on a $2.1 million nonaccrual loan transferred to OREO during the second quarter of 2010, and a $600,000 charge-off resulting from a short-sale of the underlying collateral for a real-estate secured loan. Recoveries during 2010 included $846,000 in death benefit proceeds received during the second quarter from a life insurance policy held as collateral on a loan that had been charged-off during 1998.

At September 30, 2010 and 2009, $165,000 and $219,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities. Management believes that the 2.75% credit loss allowance at September 30, 2010 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets

	September 30,	December 31,
(In thousands)	2010	2009
Nonaccrual Loans	$30,503	$34,757
Restructured Loans (1)	15,299	16,026
Total nonperforming loans	45,802	50,783
Other real estate owned	34,254	36,217
Total nonperforming assets	$80,056	$87,000

Loans past due 90 days or more, still accruing	$607	$486
Nonperforming loans to total gross loans	9.70%	9.99%
Nonperforming assets to total gross loans	16.95%	17.11%
Allowance for loan losses to nonperforming loans	28.33%	29.57%
(1) Included in nonaccrual loans at September 30, 2010 and December 31, 2009 are restructured loans totaling $14.3 million and $10.0 million, respectively.

Non-performing assets have decreased between December 31, 2009 and September 30, 2010, declining $7.0 million between the two periods, as nonperforming assets are transferred to other real estate owned through foreclosure and are disposed of or written down to allow the Company to more aggressively sell the properties. Nonaccrual loans decreased $4.3 million between December 31, 2009 and September 30, 2010, with construction loans comprising approximately 54% of total nonaccrual loans at September 30, 2010. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans decreased from 29.57% at December 31, 2009 to 28.36% at September 30, 2010 primarily as the result of the charge-offs during the second quarter of 2010 of nearly $3.0 million on two nonaccrual loans.

	Balance	Balance	Change from
Nonaccrual Loans (in 000's):	Sept 30, 2010	December 31, 2009	December 31, 2009
Commercial and industrial	$7,250	$5,355	$1,895
Real estate - mortgage	2,874	5,336	(2,462)
RE construction & development	16,539	17,590	(1.051)
Agricultural	3,583	6,212	(2,629)
Installment/other	162	150	12
Lease financing	95	114	(19)
Total Nonaccrual Loans	$30,503	$34,757	$(4,254)

High levels of nonaccrual construction loans experienced since early 2009 are the result of the prolonged slowdown in new housing starts and the resultant depreciation in land, and both partially completed and completed construction projects. As with impaired loans, a large percentage of nonaccrual loans were made for the purpose of residential construction, residential and commercial acquisition and development, and land development. Non-performing loans totaled 9.70% of total loans at September 30, 2010 as compared to 9.99% December 31, 2009.

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at September 30, 2010 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 60.1% of the Company’s loan portfolio at September 30, 2010. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At September 30, 2010, the Bank had 64.6% of total assets in the loan portfolio and a loan to deposit ratio of 80.3%, as compared to 71.1% of total assets in the loan portfolio and a loan to deposit ratio of 90.4% at December 31, 2009. Liquid assets at September 30, 2010 include cash and cash equivalents totaling $104.3 million as compared to $29.2 million at December 31, 2009. Other sources of liquidity include collateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $155.5 million at September 30, 2010.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion.) The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) During the quarter ended September 30, 2009, the Bank was precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at September 30, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. The Company has not determined how long it will defer interest payments, but under the terms of the debenture, interest payments may be deferred up to five years (20 quarters). During such deferral periods, the Company is prohibited from paying dividends on its common stock (subject to certain exceptions) and will continue to accrue interest payable on the junior subordinated debt.  During the nine months ended September 30, 2010, the Bank paid did not pay any cash dividends to the parent company.

Cash Flow

Cash and cash equivalents have increased during the two nine-month periods ended September 30, 2010 and 2009 with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2008	$19,426
September 30, 2009	$22,274
December 31, 2009	$29,229
September 30, 2010	$104,323

Cash and cash equivalents increased $75.1 million during the nine months ended September 30, 2010, as compared to an increase of $2.8 million during the nine months ended September 30, 2009.

The Company has maintained positive cash flows from operations, which amounted to $8.1 million, and $10.7 million for the nine months ended September 30, 2010, and September 30, 2009, respectively. The Company experienced net cash inflows from investing activities totaling $49.7 million during the nine months ended September 30, 2010, as decreases in loans, settlement of OREO properties, and paydowns and maturities of investment securities outweighed new investment in securities or other interest-earning assets. The Company experienced net cash inflows from investing activities totaling $29.2 million during the nine months ended September 30, 2009, as maturities of interest-bearing deposits in other banks, and principal paydowns on investment securities, exceeded other investing requirements during the period.

Net cash flows from financing activities, including deposit growth and borrowings, have traditionally provided funding sources for loan growth, and during the nine months ended September 30, 2010, the Company experienced net cash inflows totaling $17.4 million as the result of increases in demand deposits and savings accounts totaling $39.4 million which were offset by decreases of $14.1 million in time deposits, and decreases of $8.0 million in term borrowings with the FHLB. During the nine months ended September 30, 2009, the Company experienced net cash outflows of $37.1 million from financing activities as reductions in overnight and term borrowings exceeded increases in deposits during the period.

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

This Agreement entered into with the Federal Reserve Bank of San Francisco was a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions in June 2009 (“Report of Examination”). The Agreement was the result of significant increases in nonperforming assets, both classified loans and OREO, during 2008 and 2009 increasing the overall risk profile of the Bank. The increased risk profile of the Bank included heightened concerns about the Bank’s use of brokered and other whole funding sources which had been used to fund loan growth and reduce the Company’s overall cost of interest bearing liabilities. With loan growth funded to some degree by wholesale funding sources, liquidity risk increased, and higher levels of nonperforming assets increased risk to equity capital and potential volatility in earnings.

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

For a copy of the Agreement with the Federal Reserve Bank of San Francisco, see the Company’s current Form 8-K filed with the Securities and Exchange Commission on March 25, 2010.

On April 28, 2010 and July 30, 2010, respectively, the Bank submitted progress reports to the Federal Reserve for the first and second quarters of 2010. As of the October 30, 2010 progress report submitted for the third quarter of 2010, the Company and the Bank believe they are in compliance with the Agreement, including deadlines and remediation of violations of laws and regulations regarding stale loan appraisals.

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

Pursuant to the March 2010 Agreement with the Federal Reserve Bank, the Company and the Bank are required to maintain sufficient capital to support current and future capital needs, including compliance with Capital Adequacy Guidelines taking into account the volume of classified assets, concentrations of credit, the level of the allowance for loan losses, current and projected growth, and projected retained earnings.  Pursuant to the Order issued by the California Department of Financial Institutions in May 2010, the Bank is required to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.5%. For purposes of the Order, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 11.7% at September 30, 2010.

As part of the March 2010 Agreement, the Company has written, and submitted to the Federal Reserve Bank, a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank as a separate legal entity, and the Company on a consolidated basis. The capital plan also addresses the requirement of both the Bank and the Company to comply with the Federal Banks’ Capital Adequacy Guidelines, and contingency plans to ensure the maintenance of adequate capital levels under those guidelines.

The following table sets forth the Company’s and the Bank's actual capital positions at September 30, 2010, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

				To be Well
	Company	Bank		Capitalized under Prompt Corrective
	Actual	Actual	Minimum	Action
	Capital Ratios	Capital Ratios	Capital Ratios	Provisions
Total risk-based capital ratio	16.79%	15.97%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	15.52%	14.72%	5.00%	6.00%
Leverage ratio	12.22%	11.68%	4.00%	5.00%

As is indicated by the above table, and discussion above of the required ratio of tangible shareholders’ equity to total tangible assets under the Order, the Company and the Bank exceeded all applicable regulatory capital guidelines at September 30, 2010. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends

The primary source of funds with which dividends will be paid to shareholders is from cash dividends received by the Company from the Bank. During the first nine months of 2010, the Company has received no cash dividends from the Bank, and the Company paid no cash dividends to shareholders.

Dividends paid to shareholders by the Company are subject to restrictions set forth in the California General Corporation Law. The California General Corporation Law provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal to the amount of the proposed distribution.  The primary source of funds with which dividends are paid to shareholders is from cash dividends received by the Company from the Bank. As noted earlier, the Company and the Bank have entered into an Agreement with the Federal Reserve Bank and have been issued an Order by the California Department of Financial Institutions that, among other things, require prior approval before paying a cash dividend or otherwise making a distribution on our stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company. In addition, prior to the Agreement with the Federal Reserve Bank and the Order issued by the California Department of Financial Institutions, the Company elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its trust preferred securities. The Company is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred. In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank.

The Bank as a state-chartered bank is subject to dividend restrictions set forth in California state banking law, and administered by the California Commissioner of Financial Institutions (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in any amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the Commissioner may order the state bank not to pay any dividend. The FRB may also limit dividends paid by the Bank. As noted above, the terms of the regulatory agreement with the Federal Reserve prohibit both the Company and the Bank from paying dividends without prior approval of the Federal Reserve.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At September 30, 2010 the Bank's qualifying balance with the Federal Reserve was approximately $25,000 consisting of balances held with the Federal Reserve.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of September 30, 2010 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at September 30, 2010, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at September 30, 2010 and December 31, 2009 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	September 30, 2010			December 31, 2009
Change in	Estimated MV	Change in MV	Change in MV	Estimated MV	Change in MV	Change in MV
Rates	of Equity	of Equity $	of Equity $	Of Equity	of Equity $	of Equity %
+ 200 BP	$76,903	$6,883	9.83%	$70,265	$5,918	9.18%
+ 100 BP	74,755	4,735	6.76%	69,482	5,127	7.97%
0 BP	70,020	0	0.00%	64,355	0	0.00%
- 100 BP	69,531	(489)	-0.70%	64,912	557	0.87%
- 200 BP	71,047	1,027	1.47%	66,195	1,840	2.86%

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

(b) Changes in Internal Controls over Financial Reporting: During the quarter ended September 30, 2010, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls over financial reporting or other factors that could significantly affect these controls.

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

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on its liquidity. The Company’s access to funding sources in amounts adequate to finance its activities or on terms which are acceptable to it could be impaired by factors that affect the Company specifically or the financial services industry or economy in general. As a result of the March 2010 agreement between the Federal Reserve Bank and the Company, the Company is required to submit to the Federal Reserve Bank an acceptable plan to improve management of the Bank’s liquidity position and funds management practices. The Bank will be required to enhance the monitoring, measurement, and reporting of the Bank’s liquidity position to the Board, while reducing the reliance on brokered and other wholesale funding sources, enhancing written contingency funding plans, and maintaining sufficient liquidity to meet the Company’s contractual obligations. Failure to accomplish these requirements could result in additional regulatory enforcement actions, and could impair or severely damage the ongoing operations of the Company. The Company could experience liquidity shortfalls if it were to dispose of brokered deposits pursuant to the March 2010 agreement and were not able to replace them with other funding sources, or was not able to reduce assets quickly enough to cover liquidity shortfalls.

The Company may need to raise additional capital in the future and such capital may not be available when needed or at all

The Company may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs. In addition, the Company may elect to raise additional capital to support its business or to finance acquisitions, if any. The Company’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of its control of the Company, and its financial performance. The economic downturn and significantly increased levels of nonperforming assets at the Company has placed additional strain on the Company’s capital position. The Company may experience additional loan losses and lower levels of net income which may require increased levels of capital in the future. As a result of the March 2010 agreement between the Federal Reserve Bank and the Company, the Company is required to submit to the Federal Reserve Bank an acceptable plan to maintain sufficient capital at both the Bank and the Company to comply with current regulatory guidelines taking into account the current level of classified assets, concentrations of credit, current and projected assets growth, and projected retained earnings.

The Company cannot be assured that such capital will be available to it on acceptable terms or at all given the current financial position of the Company and the state of the overall economy. Any occurrence that may limit its access to the capital markets, such as failure to comply with the Federal Reserve Bank regulatory agreement, a decline in the confidence of investors, depositors of the Banks or counterparties participating in the capital markets, may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on the Company’s business, financial condition and results of operations, and may also result in additional regulatory enforcement actions that could impair or severely damage the ongoing operations of the Company.

The Company could experience loan losses, which exceed the overall allowance for loan losses.

The risk of credit losses on loans and leases varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower, and, in the case of collateralized loans, the value and marketability of the collateral.  The Company maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and determinations about the ultimate collectability of the loan portfolio and provides an allowance for losses based upon a percentage of the outstanding balances and for specific loans where their collectability is considered to be questionable. As a result of the March 2010 agreement between the Federal Reserve Bank and the Company, the Company is required to submit to the Federal Reserve Bank an acceptable program to maintain an adequate allowance for loan and lease losses including a sound process for determining, documenting, and recording an adequate allowance for loan and lease losses. In addition, the Bank was required to eliminate or charge-off all assets classified as “loss” in the most recent examination by the Federal Reserve, a requirement which has been complied with.

As of September 30, 2010, the Company’s allowance for loan losses was approximately $13.0 million representing 2.75% of gross outstanding loans. Although management believes that the allowance is adequate, there can be no absolute assurance that it will be sufficient to cover future loan losses given the current level of classified loans. In addition, if the Company after implementing its new program to determine and maintain an adequate reserve for loan and lease losses, needs to increase its provision for loan and lease losses, such additional provision will result in an additional loss for the Company. Although the Company uses the best information available to make determinations with respect to adequacy of the allowance for loan losses, future adjustments may be necessary if economic conditions change substantially from the assumptions used or if negative developments occur with respect to non-performing or performing loans. If management’s assumptions or conclusions prove to be incorrect and the allowance for loan losses is not adequate to absorb future losses, or if Company’s regulatory agencies require an increase in the allowance for loan losses, the Company’s earnings, and potentially its capital, could be significantly and adversely impacted.

We have  deferred interest payments on our trust preferred securities which prevents us from paying dividends on our capital stock until those payments are brought current.

We have not paid any cash dividends on our common stock since the second quarter of 2008 and do not expect to resume cash dividends on our common stock for the foreseeable future. In order to preserve capital, at September 30, 2009 we deferred quarterly payments of interest on our junior subordinated debentures issued in connection with our trust preferred securities beginning with the quarterly payment due October 1, 2009. As a result of the of the March 2010 agreement between the Federal Reserve Bank and the Company, the Company is currently prohibited from paying interest on its trust preferred securities, and is also prohibited from paying cash dividends on its common stock. The terms of the debentures related to the trust preferred securities permit us to defer payment of interest for up to 20 consecutive quarters. Interest continues to accrue while interest payments are deferred. Under the terms of the trust preferred securities we are prohibited from paying cash dividends on our capital stock (including common stock) during the deferral period.

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

The Company conditionally guarantees payments of the principal and interest on the trust preferred securities. The Company’s junior subordinated debentures are senior to holders of common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of common stock. Effective September 30, 2009, the Company elected to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no cash dividends may be paid to holders of common stock. As a result of the March 2010 agreement between the Federal Reserve Bank and the Company, the Company is currently prohibited from paying interest on its junior subordinated debentures.

If the Company lost a significant portion of its low-cost core deposits, it would negatively impact profitability.

The Company’s profitability depends in part on its success in attracting and retaining a stable base of low-cost deposits. As of September 30, 2010, noninterest-bearing checking accounts comprised 23.1% of the Company’s deposit base, and interest-bearing checking and money market accounts comprised an additional 13.9% and 20.5%, respectively. The Company considers these deposits to be core deposits. If the Company lost a significant portion of these low-cost deposits, it would negatively impact its profitability and long-term growth objectives. While Management generally does not believe these deposits are sensitive to interest-rate fluctuations, the competition for these deposits in the Company’s market area is strong and if the Company were to lose a significant portion of these low-cost deposits, it would negatively affect business operations.

The Company currently participates in the FDIC’s Transaction Account (“TAG”) Program. Participation is voluntary, and under the program participating financial institutions obtain unlimited FDIC insurance coverage for all noninterest-bearing transaction accounts without limitation, and coverage for all interest-bearing accounts which pay (or will never pay more than) 0.50%. The TAG program will expire on December 31, 2010. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act provides unlimited FDIC insurance for noninterest-bearing transaction accounts in all banks effective on December 31, 2010 and continuing through December 31, 2012. If after December 31, 2012, the TAG program was not continued, the Company could loose some, or a substantial portion, of those deposits which would not otherwise be subject to FDIC insurance coverage. The loss of noninterest-bearing or low-cost deposits could adversely impact the Company’s liquidity position and the Company would need to seek higher-cost funding sources which could impair the Company financial position and results of operations.

As a result of the March 2010 regulatory agreement between the Federal Reserve and the Company, the Company will reduce its reliance on brokered deposits and other wholesale funding over the next two years to near peer levels, which is currently approximately 5% of total deposits. Reductions in brokered deposits may be difficult to replace with other types of deposit accounts. As a result, the Company may be limited in its ability to grow assets, and may experience liquidity constraints if unable to effectively replace maturing brokered deposits and other wholesale funding sources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended September 30, 2010.

Item 3. Not applicable

Item 4. (Removed/reserved)

Item 5. Other Information

The Company’s Annual Shareholder’s Meeting was held on Wednesday May 19, 2010 in Fresno, California. Shareholders were asked to vote on the following matter:

1) The shareholders were asked to vote on the election of ten nominees to serve on the Company’s Board of Directors. Such Directors nominate for election will serve on the Board until the 2011 annual meeting of shareholders and until their successors are elected and have been qualified. Votes regarding the election of Directors were as follows:

Director Nominee	Votes For	Votes Withheld
Robert G. Bitter, Pharm. D.	5,855,506	333,198
Stanley J. Cavalla	6,026,728	181,978
Tom Ellithorpe	5,973,373	215,331
R. Todd Henry	6,026,520	162,184
Ronnie D. Miller	6,044,298	144,406
Robert M. Mochizuki	6,044,504	144,200
Walter Reinhard	6,026,520	162,184
John Terzian	5,953,531	235,173
Dennis R. Woods	6,021,704	167,000
Michael T. Woolf, D.D.S.	5,885,769	302,935

2) The shareholders were asked to vote on the ratification of the Company’s independent certified public accountants, Moss Adams LLP. Votes regarding the ratification of Moss Adams LLP were as follows:

Proposal	Votes For	Votes Withheld
Ratification of Moss Adams LLP	8,375,408	418,217

Item 5. Not applicable

Item 6. Exhibits:

(a)	Exhibits:

11	Computation of Earnings per Share*
31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 7 to the consolidated financial statements in this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Security Bancshares

Date: November 15, 2010	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Richard B. Shupe
Richard B. Shupe
Senior Vice President and
Chief Financial Officer