Form 10-K/A
period 2009-12-31
UNITED SECURITY BANCSHARES
filed 2010-12-09
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐      Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2009:     $43,114,654

Shares outstanding as of February 28, 2009:      12,496,499

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement for the 2010 Meeting of                Part III, Items 10, 11, 12, 13 and 14
Shareholders is incorporated by reference into Part III.

TABLE OF CONTENTS

Item 9A(T) Controls and Procedures	5
SIGNATURES	7
EXHIBIT INDEX
EX-31.1	8
EX-31.2	9
EX-32.1	10
EX-32.2	11

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of United Security Bancshares (“Company”) for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 (the “Original 10-K”).  This Amendment No. 1 is being filed for the sole purpose of amending Item 9A(T) “Controls and Procedures” of the Original 10-K as required under Item 308T of Regulation S-K, which was incomplete in the Original 10-K.

The complete text of the information as required by Item 9A(T) and the “report of Management on Internal Control over Financial Reporting” is set forth below and replaces in the entirety the information in Item 9A(T) of the Original 10-K . This Amendment No. 1 should be read in conjunction with the Original 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original 10-K.  This Form 10-K/A continues to speak as of the date of the Form 10-K and no attempt has been made to modify or update disclosures in the Original Form 10-K except as noted above.  This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures, and any information not affected by the amendments contained in this Form 10-K/A is unchanged and reflects the disclosure made at the time of the filing of the Original 10-K with the SEC.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

The Company’s Chief Executive Officer (also the Company’s Principal Executive Officer) and Chief Financial Officer (also the Company’s Principal Financial Officer) have concluded that the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) based on the evaluation of these controls and procedures as required by paragraph (b) of Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, as of the end of the period covered by this report was adequate and effective.

To assure that financial information is reliable and assets are safeguarded, the Company’s management maintains an effective system of internal controls and procedures, important elements of which include:  careful selection, training and development of operating and financial managers; an organization that provides appropriate division of responsibility; and communications aimed at ensuring that Company policies and procedures are understood throughout the organization.  In establishing internal controls, management weighs the costs of such systems against the benefits it believes such systems will provide.

It should be noted that in designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s disclosure controls and procedures have been designed to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(a) Management’s Report on Internal Control Over Financial Reporting

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of United Security Bancshares and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b) Changes in Internal Controls over Financial Reporting

There  were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2009 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 8th day of December, 2010.

United Security Bancshares

December 8, 2010	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

December 8, 2010	/S/ Richard B. Shupe
Richard B. Shupe
Senior Vice President and
Chief Financial Officer