Form 10-Q/A
period 2010-03-31
UNITED SECURITY BANCSHARES
filed 2011-04-01
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

TABLE OF CONTENTS

Facing Page
Signatures
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of United Security Bancshares (“Company”) for the quarter ended March 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on May 10, 2010 (the “Original 10-Q”). This Amendment No. 1 is being filed for the sole purpose of indicating the registrant as a small reporting company. Although the aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2009) qualified the registrant as small reporting company, the registrant had inadvertently filed the original 10-Q as a non-accelerated filer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Security Bancshares

Date: April 1, 2011	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Richard B. Shupe
Richard B. Shupe
Senior Vice President and
Chief Financial Officer