Form 10-Q/A
period 2010-09-30
UNITED SECURITY BANCSHARES
filed 2011-04-01
CIK 1137547

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

TABLE OF CONTENTS

Facing Page
Signatures
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of United Security Bancshares (“Company”) for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission (“SEC”) on November 15, 2010 (the “Original 10-Q”). This Amendment No. 1 is being filed for the sole purpose of indicating the registrant as a small reporting company.  Although the aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2010) qualified the registrant as small reporting company, the registrant had inadvertently filed the original 10-Q as a non-accelerated filer.

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