Form 10-K
period 2010-12-31
UNITED SECURITY BANCSHARES
filed 2011-04-04
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32987

UNITED SECURITY BANCSHARES
 (Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (559) 248-4943

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No  ☒

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2010:     $32,434,746

Shares outstanding as of February 28, 2011:  13,003,840

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement for the 2011 Meeting of Shareholders is incorporated by reference into Part III.	Part III, Items 10, 11, 12, 13 and 14

PART 1

Certain matters discussed or incorporated by reference in this Annual Report of Form 10-K including, but not limited to, those described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements as defined under the Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) competitive pressure in the banking industry increases significantly; (2) changes in the interest rate environment which may reduce margins and devalue assets; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) failure to comply with the regulatory agreement under which the Company is subject; (6)  changes in business conditions and inflation; (7) changes in securities markets; (8) asset/liability matching risks and liquidity risks; (9) potential impairment of goodwill and other intangible assets; (10) loss of key personnel; and (11) operational interruptions including data processing systems failure and fraud. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

Item 1 - Business

General

United Security Bancshares (the “Company”) is a California corporation incorporated during March of 2001 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company’s stock is listed on NASDAQ under the symbol “UBFO”. United Security Bank (the “Bank”) is a wholly-owned bank subsidiary of the Company and was formed in 1987. United Security Bancshares Capital Trust I (the “Trust”) was formed during June of 2001 as a Delaware business trust for the sole purpose of issuing Trust Preferred securities. The Trust was originally formed as a subsidiary of the Company, but was deconsolidated during 2004 pursuant to the adoption of ASC 810 (as revised), “Consolidation of Variable Interest Entities”. During July 2007, the Trust Preferred Securities issued under USB Capital Trust I were redeemed, and upon retirement, the USB Capital Trust I was dissolved. During July the Company formed United Security Bancshares Capital Trust II and issued $15.0 million in Trust Preferred Securities with terms similar to those originally issued under USB Capital Trust I, except at a lower interest rate. At present, the Company does not engage in any material business activities other than ownership of the Bank.

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

Effective April 23, 2004, the Company completed a merger with Taft National Bank headquartered in Taft, California. Taft National Bank (“Taft”) was merged into United Security Bank and Taft’s two branches, one located in Taft and the other located in Bakersfield, California, operate as branches of United Security Bank. The total consideration paid to Taft shareholders was 241,447 shares of the Company’s Common Stock valued at just over $6 million. In the merger, the Company acquired $15.4 million in cash and short-term investments $23.3 million in loans, and $48.2 million in deposits. This transaction was accounted for using the purchase method of accounting, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Taft based on the fair value of those assets and liabilities, with resultant goodwill of $1.6 million and core deposits intangibles of $1.9 million. Goodwill is not amortized but is reviewed at least annually for impairment, while core deposit intangibles are being amortized over a period of approximately 7 years. At the time of the merger, the Company sought opportunities to expand its market area to the south with the expectation that the Bakersfield area would have significant growth given its strategic location just north of Los Angeles. The two branches purchased have grown since the merger in 2004, with loans totaling $58.3 million, and deposits totaling $68.5 million at December 31, 2010. Like much of the rest of the San Joaquin Valley, the Bakersfield area has been impacted to a large degree by the slowdown in residential real estate markets and resulting depressed real estate prices. Of the $51.0 million in total impaired loans reported by the Company at December 31, 2010, $19.5 million was related to the Bakersfield operation with a specific reserve of $4.3 million. The Company believes there was no impairment on either the goodwill or core deposit intangible related to the Taft merger.

On February 16, 2007, the Company completed its merger with Legacy Bank, N.A., located in Campbell, California, with the acquisition of 100 percent of Legacy’s outstanding common shares. At merger, Legacy Bank’s one branch was merged with and into United Security Bank, a subsidiary of the Company. The purchase of Legacy Bank provided the Company with an opportunity to expand its market area into Santa Clara County and to serve a growing small business niche and individual client base built by Legacy. At the time of the merger, Legacy had $62.5 million in net loans and $69.6 million in total deposits. At December 31, 2010 total loans and deposits related to the Campbell branch totaled $37.8 million and $22.6 million, respectively, and have decreased as the result of declines in lending markets in that area as well as significant competition for deposits. Impaired loans related to the Campbell branch at December 31, 2010 totaled $2.0 million with a related specific reserve of $591,000. The Company believes that as the economy recovers from the recent significant downturn, there will be increased opportunities to expand business within the greater Campbell area particularly in lending to small-to-medium sized businesses. The total value of the merger transaction was $21.5 million, and the shareholders of Legacy Bank received merger consideration consisting of 976,411 shares of common stock of the Company. The merger transaction was accounted for as a purchase transaction, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities, with resultant goodwill of $8.8 million and core deposits intangibles of $1.9 million. Goodwill is not amortized but is reviewed at least annually for impairment, while core deposit intangibles are being amortized over a period of approximately 7 years. The Company recognized goodwill impairment charges of $1.4 million and $3.0 million and impairment charges related to core deposit intangibles of $81,000 and $57,000 for the years ended December 31, 2010 and December 31, 2009, respectively. The Company recognized no impairment charges related to goodwill or core deposit intangibles prior to 2009.

During November 2007, the Company purchased the recurring contractual revenue stream and certain fixed assets from ICG Financial, LLC. Additionally, the Company hired all but one of the former employees of ICG Financial, LLC and its subsidiaries. The total purchase price was $414,000 including $378,000 for the recurring revenue stream and $36,000 for the fixed assets. As a department of the Bank, USB Financial Services provides wealth management, employee benefit, insurance and loan products, as well as consulting services for a variety of clients, utilizing employees hired from ICG Financial LLC. At the time of the purchase, the Company believed the wealth management and related services provided by USB Financial Services would enhance the products and services offered by the Company, and increase noninterest income. The original capitalized cost of $378,000 for the recurring contractual revenue stream was fully amortized at December 31, 2010. While the addition of USB Financial Services has broadened the products and services offered by the Company, the operation has not performed as well as originally anticipated resulting in marginal or no profitability over the past several years. The staff of the department has been reduced mostly through attrition, and the Company has recognized impairment charges of $25,000 and $24,000 for the years ended December 31, 2009 and 2008, respectively, related to the recurring revenue stream, some of which has ended earlier than the three-year anticipated life.

At December 31, 2010, the Bank operates three branches (including its main office), one construction lending office, and one financial services office in Fresno and one branch each, in Oakhurst, Caruthers, San Joaquin, Firebaugh, Coalinga, Bakersfield, Taft, and Campbell. In addition, the Company and Bank have administrative headquarters located at 2126 Inyo Street, Fresno, California, 93721. The Company operates as one operating segment.

At December 31, 2010, 2009, and 2008, the consolidated Company had total assets of approximately $678.2, $693.2 million, and $761.1 million, respectively. For the year ended December 31, 2010, the Company reported a net loss of $4.5 million, as compared to a net loss of $4.5 million and net income of $4.1 million for the years ended December 2009 and 2008, respectively. At December 31, 2010, the consolidated Company had approximately $424.5 million in net loans, $557.5 million in deposits, and $73.3 million in shareholders' equity.

Effective March 23, 2010, United Security Bancshares (the "Company") and its wholly owned subsidiary, United Security Bank (the "Bank"), entered into a written agreement with the Federal Reserve Bank of San Francisco (see “Regulatory Action” included below Supervision and Regulation for further information on terms of the written agreement). As a result of the agreement, the Company will, among other things, continue to focus its attention on reducing the level of problem assets while maintaining adequate liquidity and capital, and reducing its dependence on brokered and other wholesale deposits.

The Company has slowed its loan growth significantly over the past three years as a result of the economic downturn, and will continue to do so as a result of the recent agreement with the Federal Reserve Bank and California Department of Financial Institutions (referred to collectively herein as Federal Reserve Bank unless otherwise noted). While total loans declined 6.6% between December 31, 2008 and December 31, 2009, and declined 13.1% between December 31, 2009 and December 31, 2010, real estate construction and development loans declined 30.4% and 38.1% between those periods, and decreased as a percentage of total loans from 27.7% of total loans at December 31, 2008 to 14.8% of total loans at December 31, 2010. During the same three-year period, nonperforming assets and related loan losses were increasing, with loan loss provisions of $12.5 million, $13.4 million and $9.5 million for the years ended December 31, 2010, 2009, and 2008, respectively. The largest impact of nonperforming assets was in the real estate construction and development area with significant slowdowns in housing starts combined with swift and severe declines in housing prices in the Company’s market area as well as the rest of the country during 2008 thru 2010. Management’s focus over the past three years, as a result of the depressed economy as well as the recent agreement with the Federal Reserve Bank, has been to concentrate its efforts on reducing the level of nonperforming assets rather than developing new business and growing the loan portfolio. This has been challenging in an economic environment where real estate construction all but stopped in late 2008 and early 2009, and housing prices continued to decline quarter after quarter, while unemployment and other economic factors grew worse. Lending policies and procedures have been enhanced, exposure to real estate loans have been reduced, and loan modifications, including rate and maturity concessions, and forbearance agreements, have been utilized more frequently to minimize loss exposure in the loan portfolio.

While loan growth prior to 2007 was funded to some degree by brokered deposits and other wholesale funding sources, the current state of the economy and the financial condition of the Company have made it increasingly important to continue to develop core deposits and reduce the Company’s dependence on brokered and other wholesale funding sources, including lines of credit the Federal Reserve Bank and the FHLB. The Company increased its efforts early in 2009 to develop core deposit growth with employee training throughout the entire organization and a deposit-gathering program that incented employees to bring in new deposits from our local market area and establish more extensive relationships with our customers. The Company continues its deposit gathering program and has committed additional resources to its efforts during 2010 including two full time employees dedicated to business development. As a result of the formal agreement with the Federal Reserve Bank issued in March 2010, the Bank will reduce its dependence on wholesale funding sources, including brokered deposits, to a level more in-line with peers. The Bank, as part of its Liquidity Improvement Plan, will continue to reduce levels of brokered deposits to peer levels over the coming year.

While we still have a higher percentage of brokered deposits than peers at December 31, 2010, efforts to restructure the balance sheet through reducing the level of total assets, and specifically real estate loans, are proving successful. Total wholesale borrowings and brokered deposits decreased from $169.4 million at December 31, 2009 to $113.5 million at December 31, 2010, representing a decrease of $55.9 million, and the Company improved its liquidity positions with an increase in fed funds sold and other overnight investments of $11.6 million at December 31, 2009 to $84.6 million at December 31, 2010.

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

The Bank offers a wide range of deposit instruments including personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal ("NOW") accounts, money market accounts and time certificates of deposit. Most of the Bank's deposits are attracted from individuals and from small and medium-sized business-related sources. Time deposits have provided a significant portion of the Bank’s deposit base amounting to 35.8%, 40.8% and 36.3% of total deposits as December 31, 2010, 2009, and 2008, respectively. A portion of those time deposits are brokered deposits which are considered wholesale funding sources generally from out of the Bank’s market area. Brokered deposits comprised 14.6%, 23.0%, 18.0% of total deposits as December 31, 2010, 2009, and 2008, respectively. As a result of the formal agreement with the Federal Reserve Bank issued in March 2010, the Bank will reduce its dependence on wholesale funding sources, including brokered deposits, to a level more in-line with peers which is currently approximately 4% of total deposits. The Bank, as part of its Liquidity Improvement Plan, will reduce levels of brokered deposits to peer levels over a period of approximately two years.

The Bank also engages in a full complement of lending activities, including real estate mortgage (35.7% of total loans at December 31, 2010), commercial and industrial (36.0% of total loans at December 31, 2010), real estate construction (14.8% of total loans at December 31, 2010), as well as agricultural (10.5% of total loans at December 31, 2010), lease financing (0.1% of total loans at December 31, 2010), and consumer loans (2.9% of total loans at December 31, 2010), with particular emphasis on short and medium-term obligations. Approximately 45.2%, 48.3%, 50.5%, of the loan portfolio was comprised of commercial real estate loans at December 31, 2010, 2009, and 2008, respectively. Approximately 64% of the Bank's loans are secured by real estate at December 31, 2010. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2010, the Bank had loans (net of unearned fees) outstanding of $441.0 million, which represented approximately 79% of the Bank's total deposits and approximately 65% of its total assets.

Real estate mortgage loans are secured by deeds of trust primarily on commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower. Commercial and industrial loans have a high degree of industry diversification. Loans may be originated in the Company’s market area, or participated with other financial institutions outside the Company’s market area. A substantial portion of the Company’s commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral. The remainder, are unsecured; however extensions of credit are predicated on the financial capacity of the borrower to repay. Repayment of commercial loans is generally from the cash flow of the borrower. Real estate construction loans consist of loans to residential contractors, which are secured by single-family residential properties. All real estate loans have established equity requirements. Repayment of real estate construction loans is generally from long-term mortgages with other lending institutions. Agricultural loans are generally secured by land, equipment, inventory and receivables. Repayment of agricultural loans is generally from the expected cash flow of the borrower.

Although the Bank has a high concentration of commercial real estate loans, the Bank is not in the business of making residential mortgage loans to individuals. Residential mortgage loans totaled $23.8 million or 5.4% of the total portfolio at December 31, 2010. The Bank does not originate, or have in its loans portfolio, any subprime, Alt-A, or option adjustable rate loans. The Bank does originate interest-only loans which are generally revolving lines of credit to commercial and agricultural businesses or for real estate development where the borrowers business may be seasonal or cash flows may be restricted until the completion of the project. In addition, the Bank has restructured certain loans to allow the borrower to continue to perform on the loan under a troubled debt restructuring plan. Interest-only loans comprised 38.4% 48.1% and 57.4% of total loans at December 31, 2010, 2009, and 2008, respectively.

The Bank does purchase loan participations from, and does sell loan participations to, other financial institutions. The underwriting standards for loan participations or purchases are the same as non-participated loans, and are subject to the same limitations, collateral requirements, and borrower requirements. The Bank has reduced its level of loan participations over the past several years. Loan participations purchased comprised 3.9%, 4.7% and 6.6% of the total loan portfolio at December 31, 2010, 2009, and 2008, respectively. Loan participations sold comprised 2.0%, 3.1% and 5.4% of the total loan portfolio at December 31, 2010, 2009, and 2008, respectively. During the past year, participation lending activity has decreased and currently the Company is participating in few, if any, participation sales or purchases.

In the normal course of business, the Bank makes various loan commitments and incurs certain contingent liabilities. At December 31, 2010 and 2009, loan commitments of the Bank totaled $67.9 million and $84.0 million, respectively, and letters of credit totaled $1.8 million and $4.0 million, respectively. Of the $67.9 million in loan commitments outstanding at December 31, 2010, $24.9 million or 36.6% were for loans with maturities of one year or less. Due to the nature of the business of the Bank's customers, there are no seasonal patterns or absolute predictability to the utilization of unused loan commitments; therefore the Bank is unable to forecast the extent to which these commitments will be exercised within the current year. The Bank does not believe that any such utilization will constitute a material liquidity demand. The Company does however have collateralized and uncollateralized lines of credit which could be utilized if such loan commitments were to be exercised in excess of normal expectations.

In addition to the loan and deposit services discussed above, the Bank also offers a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include online banking, safe deposit boxes, ATM services, payroll direct deposit, cashier's checks, traveler's checks, money orders, and foreign drafts. In addition, the Bank offers a variety of specialized financial services, including wealth management, employee benefit, insurance and loan products, as well as consulting services for a variety of clients. The Bank does not operate a trust department; however, it makes arrangements with its correspondent bank to offer trust services to its customers on request. Most of the Bank's business originates within Fresno, Madera, Kern, and Santa Clara Counties. Neither of the Bank’s business or liquidity is seasonal, and there has been no material effect upon the Bank's capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

Lending Policies

The following is a summary of the Bank’s loan policies.

▪
Loan Documentation – All loan documentation is prepared by a centralized loan servicing department or by legal counsel based on the terms contained in the approved Credit Authorizations.  The documentation, upon completion, is reviewed by a third party (Bank employee)  in the loan servicing department prior to forwarding to the relationship managers, who then review the documents to ensure that they have been correctly prepared in accordance with the credit approval before execution by the borrowers.

▪
Purchased Participations – The Bank independently underwrites, using the Bank’s same guidelines for direct originations, and reviews the loan documentation of participation loans originated by other lenders for acceptability.

▪
Verification of Information – The Bank, principally a commercial business lender, has not and does not make any “No Doc” or “Stated Income” loans.  In the underwriting of a commercial loan request, the Bank performs an enterprise analysis of the financial information for trends, verifies major assets and liabilities, and obtains Dun and Bradstreet Credit reports on the entities and credit bureau reports on the principals of the entity.  Regarding construction lending, the analyses have been enhanced to investigate and analyze real estate projects being financed by other lenders.

▪	The Company is not dependent on any individual customer, entity, or group of related entities for deposits nor have a significant percentage of loans to borrowers.

▪
Unsecured - Whether unsecured or secured, guarantees are usually obtained from the principals or from 3rd party guarantors if necessary for additional financial support. Unsecured loans totaled $59.3 million, $78.7 million and $91.6 million at December 31, 2010, 2009, and 2008, respectively.

▪
Historic policy on renewals - The renewal or extension of existing performing lines of credit or loans has not been changed; the credits are re-underwritten for the renewal period.  The restructure of lines of credit or loans may occur based on the occurrence of pre-determined event or time, as part of the original underwriting.  The renewal or restructuring of criticized credits has changed since the March 2010 FRB Agreement.  The restructure or renewal is certified to the Board of Directors that the renewal is necessary to improve and protect the Bank’s ultimate interest in the collection of the credit or maximize its potential for collection, that the renewal reflects prudent underwriting based on reasonable repayment terms and is adequately secured, that the Bank has performed a comprehensive credit analysis indicating the borrower has the willingness and ability to repay the debt as per the terms of the restructure plan and that the Bank’s Loan Committee, designated by the Board, believes that the renewal will be repaid in accordance with the terms.

▪
Additional Loans to nonaccrual borrowers. – The Bank as a general rule does not make additional loans to borrowers that are past due in principal or interest more than 90-days.  However, in selected and limited instances as part of the workout or restructure of non-performing assets, to effect repayment, additional secured advances may be made.

▪
Lending Limits – The Bank approves revolving lines of credit or loans for each borrower with terms and limits.  Consideration is given for the aggregate direct borrowing exposure of the borrower, as well as, their indirect liability, plus the indirect liability of any guarantor.  Overall, the Bank has established normal “House” lending limits at 50% of the Legal Lending Limit. The Legal Lending Limit is calculated for unsecured loans at 15% of total regulatory capital, and for secured loans at 25% of total regulatory capital. The Board of Directors must approve any borrowing relationship that exceeds the House Lending Limit.

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

The Company’s primary market area at December 31, 2010 was located in Fresno, Madera, and Kern Counties, in which approximately 30 FDIC-insured financial institutions compete for business. Santa Clara County was added during February 2007 with the Legacy Bank acquisition, in which approximately 50 FDIC-insured financial institutions compete for business. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2010, which is the most current information available.

	Rank	Share
Fresno County	8th	4.62%
Madera County	10th	3.98%
Kern County	14th	1.06%
Total of Fresno, Madera, Kern Counties	9th	3.34%
Santa Clara County	43rd	0.04%

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

The Bank

The Bank as a state-chartered bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions. In addition, The Bank is also a member of the Federal Reserve System and, as such, is subject to applicable provisions of the Federal Reserve Act and regulations issued there under and is subject to regulation, supervision and regular examination by the Federal Reserve Bank. The Bank is subject to California law, insofar as they are not preempted by federal banking law. Deposits of the Bank are insured by the FDIC up to the applicable limits in an amount up to $250,000 per customer, and, as such, the Bank is subject to the regulations of the FDIC and the Federal Deposit Insurance Act. As a consequence of the extensive regulation of commercial banking activities in California and the United States, the Bank’s business is particularly susceptible to changes in California and federal legislation and regulation, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

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

In addition to the risk-based guidelines, the FRB requires banking organizations to maintain a minimum amount of Tier 1 capital to average total assets, referred to as the leverage ratio.  For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%.  It is improbable; however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators’ ratings.  For all banking organizations not rated in the highest category, the minimum leverage ratio is 4%.  In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the FRB and FDIC have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, the Company is required to maintain certain levels of capital, as is the Bank.  The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company as of December 31, 2010 are as follows:
	Requirement to be:		December 31, 2010
	Adequately Capitalized	Well Capitalized	Company	Bank
Tier 1 leverage capital ratio	4.0%	5.0%	11.50%	11.04%
Tier 1 risk-based capital ratio	4.0%	6.0%	14.90%	14.35%
Total risk-based capital ratio	8.0%	10.0%	16.17%	15.58%

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

Premiums for Deposit Insurance. The deposit insurance fund of the FDIC insures our customer deposits up to prescribed limits for each depositor.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 in a comprehensive manner revised the deposit insurance assessment system including the specific mandate that the FDIC require the base on which deposit insurance assessments are charged be revised from one based on domestic deposits to one based on assets.  Among other things with respect to the FDIC insurance fund, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010,

•
raised the minimum designated reserve ratio (“DDR”) which the FDIC must set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removed the upper limit on the DRR (which was formerly capped at 1.5 percent) and therefore on the size of the fund;

•	required that the fund reserve ratio reach 1.35 percent by September 30, 2020 (rather than 1.15 percent by the end of 2016, as formerly required);

•
required that, in setting assessments, the FDIC “offset the effect of requiring that the reserve ratio reach 1.35 percent by September 30, 2020 rather than 1.15 percent by the end of 2016 on insured depository institutions with total consolidated assets of less than $10,000,000,000”;

•	eliminated the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and

•
continued the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but granted the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends.

In February 2011, the FDIC adopted conforming regulations mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that (i) modifies the definition of an institution’s deposit insurance assessment base, (ii) changes the assessment rate adjustments (and includes the unsecured debt adjustment, which lowers an institution's assessment rate to recognize the buffer that long-term unsecured and subordinated debt provides the FDIC’s Deposit Insurance Fund), (iii) revises the deposit insurance assessment rate schedules in light of the new assessment base and altered related adjustments; to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 dividend provisions; (iv) revises the large insured depository institution assessment system to differentiate for risk and determine account losses from large institution failures that the FDIC may incur; and to (vi) make technical and other changes to the FDIC's assessment rules.  The new rules are effective April 1, 2011, and the assessment rate would range between a minimum of 2 basis points and a maximum of 45 basis points.  In addition, the FDIC Board may increase or decrease such total base assessment rates up to a maximum increase of 2 basis points or a fraction thereof or a maximum decrease of 2 basis points or a fraction thereof (after aggregating increases and decreases), as the Board deems necessary.  In setting assessment rates, the Board shall take into consideration the following:

•	estimated operating expenses of the Deposit Insurance Fund;
•	case resolution expenditures and income of the Deposit Insurance Fund;
•	the projected effects of assessments on the capital and earnings of the institutions paying assessments to the Deposit Insurance Fund;
•	the risk factors and other factors taken into account pursuant to 12 USC 1817(b)(1); and
•	any other factors the Board may deem appropriate.

The new rules would likely lower the overall assessment for smaller banks such as the Bank.  However, due to the significant losses at failed banks and expected losses for banks that will fail, there are no assurances that FDIC insurance fund assessments on the Bank will not increase, and such increased assessments may materially adversely affect the profitability of the Bank.

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

The FHLB – SF capital stock is redeemable on five years written notice, subject to certain conditions. At December 31, 2010 the Bank owned 36,970 shares of the FHLB-SF capital stock.

Federal Reserve. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits.  At December 31, 2010, the Bank was in compliance with these requirements.

Federal Reserve Action against the Company and the Bank dated March 10, 2010

During March 2010, the Federal Reserve Bank took regulatory action against the Company and the Bank. As a result, effective March 23, 2010, United Security Bancshares (the "Company") and its wholly owned subsidiary, United Security Bank (the "Bank"), entered into a written agreement with the Federal Reserve Bank of San Francisco. Under the terms of the agreement, the Company and the Bank agreed, among other things, to strengthen board oversight of management and the Bank's operations; submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on the past due loans, classified loans, and other real estate owned; maintain a sound process for determining, documenting, and recording an adequate allowance for loan and lease losses; improve the management of the Bank's liquidity position and funds management policies; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock, declare or pay any cash dividends, or pay interest on the Company's junior subordinated debt or trust preferred securities, without prior written approval from the Federal Reserve Bank.

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

•
Maintain sufficient capital at the Company and Bank by submitting to the Federal Reserve Bank an acceptable written plan to maintain sufficient capital at the Company, on a consolidated basis, and the Company and the Bank shall jointly submit to the Reserve Bank an acceptable written plan to maintain sufficient capital at the Bank, as a separate legal entity on a stand-alone basis that (i) complies with the applicable bank and bank holding company capital maintenance regulations and regulatory guidelines and that also considers the adequacy of the Bank’s capital, (ii) takes into account the volume of classified credits, concentrations of credit, ALLL, current and projected asset growth, and projected retained earnings, the source and timing of additional funds to fulfill the Company’s and the Bank’s future capital requirements, and a provision to notify the Federal Reserve Bank when either entity falls below the capital ratios in the accepted plan;

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

To view a copy of the Agreement with the Federal Reserve Bank of San Francisco, see the Company’s Form 8-K filed with the Securities and Exchange Commission on March 25, 2010.

In addition to the submission of the plans referred to in the Agreement to the Federal Reserve Bank for approval, and implementation of those plans, the Bank is required within 30 days after the end of each calendar quarter to submit written progress reports to the Federal Reserve Bank detailing actions taken to secure compliance with the Agreement. On April 28, 2010, July 30, 2010, and October 30, 2010, respectively, the Bank submitted progress reports to the Federal Reserve for the first, second, and third quarters of 2010. As of the January 30, 2011 progress report submitted for the fourth quarter of 2010 the Company and the Bank believe they are in compliance with the Agreement, including remediation of technical violations of laws and regulations regarding stale loan appraisals and the various deadlines in the Agreement.

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

The Community Reinvestment Act (the “CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities.  The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.  The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations.  The agencies use the CRA assessment factors in order to provide a rating to the financial institution.  The ratings range from a high of “outstanding” to a low of “substantial noncompliance.”  In its last examination for CRA compliance, as of September 2010, the Bank was rated “satisfactory.”

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

The 2010 Tax Relief Act was enacted on December 17, 2010.  The 2010 Tax Relief Act extends the Bush era tax cuts for individual federal income tax rates through 2012, including keeping the capital gains and dividend rates remain at 0 or 15 percent.  In addition, the 2010 Tax Relief Act provides for continuation of education incentives through 2012, including expanded Coverdell accounts and definition of education expenses, expanded exclusion for employer-provided educational assistance of up to $5,250, expanded student loan interest deduction, exclusion from income of amounts received under certain scholarship programs, and American Opportunity Tax Credit of up to $2,500 for tuition expenses.

The 2010 Tax Relief Act also provides alternative minimum tax relief by increasing the exemption amounts for 2010 to $47,450 (individuals) and $72,450 (married filing jointly) and for 2011 to $48,450 (individuals) and $74,450 (married filing jointly).  It also allows the nonrefundable personal credits against the AMT.  Temporary gift and estate tax is also included in the 2010 Tax Relief Act.  The gift and estate exemption was increased to $5 million per person and $10 million per couple and a top tax rate of 35 percent for the estate, gift, and generation skipping transfer taxes for two years, through 2012.  The exemption amount is also indexed beginning in 2012.  The change is effective January 1, 2010, but allows an election to choose no estate tax and modified carryover basis for estates arising on or after January 1, 2010 and before January 1, 2011.  The law sets a $5 million generation-skipping transfer tax exemption and zero percent rate for the 2010 year.

The 2010 Tax Relief Act also extends on a temporary basis the bonus depreciation for taxable years 2011 and 2012.  For small businesses, the maximum amount and phase-out threshold under section 179 for taxable years 2012 are set at $125,000 and $500,000 respectively, indexed for inflation.  The law also provided a one-year reauthorization of federal UI benefits and cuts FICA taxes for employees to 4.2 percent and those self employed to 10.4 percent on self-employment income up to $106,800.

The Small Business Jobs Act of 2010 (“SBA Jobs Act”) enacted in September 2010 provides numerous tax breaks for small businesses including start up small businesses, and more importantly for insured financial institutions eligibility for participation in a U S Treasury program that will provide a maximum $30 billion for purchases of preferred stock and other debt instruments issued by eligible financial institutions for the purpose of increasing credit availability for small businesses.

In addition, there are important changes to various SBA loan administration programs to aid small businesses under the SBA Jobs Act.  The SBA Jobs Act provides for increasing maximum individual loan limits of SBA loans, extending the higher government guarantee level and waiver of borrower fees for certain SBA loans, and allowing alternative underwriting measures, specifically net worth and net income to allow more small businesses to participate in certain SBA loans.

The Dodd-Frank Act, signed into law in July, 2010, will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act creates of a new interagency council, the Financial System Oversight Council that is charged with identifying and monitoring the systemic risk to the U.S. economy posed by systemically significant, large financial companies, including bank holding companies and non-bank financial companies.  The Office of Thrift Supervision will be eliminated and its powers distributed among the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC.   The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  The Dodd-Frank Act also repeals the prohibition on payment of interest on demand deposits.

Many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, will increase the Bank’s operating and compliance costs as it is likely that the Bank’s existing regulatory agencies will adopt the same or similar consumer protections as the new Consumer Financial Protection Bureau will adopt.

The Electronic Funds Transfer Act (the “EFTA”) provides a basic framework for establishing the rights, liabilities, and responsibilities of consumers who use electronic funds transfer (“EFT”) systems.  The EFTA is implemented by the Federal Reserve’s Regulation E, which governs transfers initiated through ATMs, point-of-sale terminals, payroll cards, automated clearinghouse (“ACH”) transactions, telephone bill-payment plans, or remote banking services.  Regulation E was amended in January 2010 to require consumers to opt in (affirmatively consent) to participation in the Bank’s overdraft service program for ATM and one-time debit card transactions before overdraft fees may be assessed on the consumer’s account.  Notice of the opt-in right must be provided to all existing and new customers who are consumers, and the customer’s affirmative consent must be obtained, before charges may be assessed on the consumer’s account for paying such overdrafts.

The new rule provides bank customers with an ongoing right to revoke consent to participation in an overdraft service program for ATM and one-time debit card transactions, as opposed to being automatically enrolled in such a program.  The new rule also prohibits banks from conditioning the payment of overdrafts for checks, ACH transactions, or other types of transactions that overdraw the consumer’s account on the consumer’s opting into an overdraft service for ATM and one-time debit card transactions.  For customers who do not affirmatively consent to overdraft service for ATM and one-time debit card transactions, a bank must provide those customers with the same account terms, conditions, and features that it provides to consumers who do affirmatively consent, except for the overdraft service for ATM and one-time debit card transactions.

The mandatory compliance date for the Regulation E amendments is July 1, 2010 provided that the Bank may continue to assess overdraft service fees or charges on existing customer accounts prior to August 15, 2010, without obtaining the consumer’s affirmative consent.  The Bank’s compliance with the new Regulation E amendments may have an impact on the Bank’s revenue from overdraft service fees and non-sufficient funds (“NSF”) charges.

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

In October 2008, the President signed the Emergency Economic Stabilization Act of 2008 (“EESA”), in response to the global financial crisis of 2008 authorizing the United States Secretary of the Treasury with authority to spend up to $700 billion to purchase distressed assets, especially mortgage-backed securities, under the Troubled Assets Relief Program (“TARP”) and make capital injections into banks under the Capital Purchase Program.  EESA gives the government the unprecedented authority to buy troubled assets on balance sheets of financial institutions under the Troubled Assets Relief Program and increases the limit on insured deposits from $100,000 to $250,000 through December 31, 2009 (this became permanent in 2010.)  Some of the other provisions of EESA are as follows:

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

In California, SB931 enacted in 2010 requires the holder of a first mortgage or deed of trust that is secured by 1-4 family residential real property to accept as full payment, the proceeds of a short sale to which it agrees to in writing, and obligates the holder to discharge the remaining amount of a borrower’s indebtedness on such mortgage or deed of trust (excludes borrowers that are corporate entities or political subdivisions), except to the extent the borrower has committed fraud or waste upon the property.

The enactment of AB 2325 in 2010 requires foreclosure consultants register and become certificated by the Department of Justice.  The definition of foreclosure consultant includes one who arranges or attempts to arrange for the audit of any obligation secured by a lien on a residence in foreclosure.

The enactment of SB1427 in 2010 provides that prior to imposing a fine or penalty for failure to maintain a vacant property in California that is subject to a notice of default or that has been purchased at a foreclosure sale or acquired through foreclosure under a mortgage or deed of trust that a governmental entity shall provide the owner of that property with a notice of violation and an opportunity to correct the violation.

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

Employees

At December 31, 2010, the Company employed 132 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

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

Any material failure to comply with any provisions of the Order or Agreement, including the failure of the Board of Directors to provide adequate oversight of the management of the Bank and Company, could result in enforcement actions by our regulators, including, in some cases, the assessment of civil money penalties against us, enforcement of the agreements through court proceedings, or in the worse case, placing us into receivership with the FDIC.  If the Bank is placed into FDIC receivership, we would be required to cease operations and you could lose your entire investment.  While we intend to take such actions as may be necessary to enable us to comply with the requirements of the Order and Agreement, there can be no assurance that we will be able to comply fully with their provisions, or to do so within the timeframes required, that compliance with the Order and Agreement will not be more time consuming or more expensive than anticipated, that compliance with the Order and Agreement will enable us to resume profitable operations, or that efforts to comply with the Order and Agreement will not have adverse effects on our operations and financial condition.  In addition, the material failure to comply the provisions of the Order or Agreement relating to the Company or Bank’s financial condition or results of operations may result in the weakening of the Company’s and Bank’s financial condition, losses, or improper financial reporting of the Company’s financial condition and results of operations.  Compliance with the Agreement’s provisions as to restrictions on borrowing and growth through branching may restrict the ability of the Bank to grow and may limit the amount of growth and potential future earnings of the Bank.  Also compliance with the Agreement’s provisions may require the Company and Bank to incur higher expenses in connection with such compliance.  Additional, if the Company is not allowed by bank regulators to pay interest on the subordinated debentures of its trust preferred securities for 20 consecutive quarters, there will be an event of default on the trust preferred securities, and the trustee of the indenture of the subordinated debentures may bring an action against the Company for nonpayment.

We have determined that we have material weaknesses related to our internal control over financial reporting.

In connection with our assessment of internal control over financial reporting for the quarter ended December 31, 2010, management identified certain material weaknesses in internal control over financial reporting related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as material weaknesses related to the valuation of OREO properties. In response to the material weaknesses identified by the Company, the Company has taken certain remedial measures that the Company believes will correct the design and operational effectiveness of such internal controls; however, we cannot guarantee that such remedial measures will actually correct the design and operational effectiveness of such internal controls and that in the future we will not discover additional material weaknesses in internal control over financial reporting.

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

The Company’s operations are located primarily in Fresno, Madera, Kern, and Santa Clara Counties, and are concentrated in Fresno County and surrounding areas.  As a result of this geographic concentration, the Company’s financial results depend largely upon economic conditions in these areas.  The local economy in the Company’s market areas rely heavily on agriculture, real estate, professional and business services, manufacturing, trade and tourism. The significant economic downturn experienced in the sub-prime lending and credit markets since the later part of 2007, has negatively impacted the Company’s operations and financial condition, and may further worsen with prolonged or further deterioration of local and state-wide economic conditions. Poor economic conditions could cause the Company to incur additional losses associated with higher default rates and decreased collateral values in the loan portfolio.

Concentrations in commercial and industrial loans, real estate-secured commercial loans, and real estate construction loans, may expose the Company to increased lending risks, especially in the event of a recession.

The Company has significant concentrations in commercial real estate and real estate construction loans.  As of December 31, 2010, 29.8%, and 14.8% of the Company’s loan portfolio was concentrated in these two categories, respectively. In addition, the Company has many commercial loans to businesses in the construction and real estate industry.  There has been significant volatility in real estate values in the Company’s market area in recent years, and an extended real estate recession affecting these market areas would likely reduce the security for many of the Company’s loans and adversely affect the ability of many of borrowers to repay loan balances due the Company and require increased provisions to the allowance for loan losses.  Therefore, the Company’s financial condition and results of operations may continue to be adversely affected by a decline in the value of the real estate securing the Company’s loans.

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

As of December 31, 2010, the Company’s allowance for loan losses was approximately $16.5 million representing 3.75% of net outstanding loans. Although management believes that the allowance is adequate, there can be no absolute assurance that it will be sufficient to cover future loan losses given the current level of classified loans. In addition, if the Company after implementing its new program to determine and maintain an adequate reserve for loan and lease losses, needs to increase its provision for loan and lease losses, such additional provision will result in an additional loss for the Company. Although the Company uses the best information available to make determinations with respect to adequacy of the allowance for loan losses, future adjustments may be necessary if economic conditions change substantially from the assumptions used or if negative developments occur with respect to non-performing or performing loans. If management’s assumptions or conclusions prove to be incorrect and the allowance for loan losses is not adequate to absorb future losses, or if Company’s regulatory agencies require an increase in the allowance for loan losses, the Company’s earnings, and potentially its capital, could be significantly and adversely impacted.

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

The process of evaluating the potential impairment of goodwill and other intangibles is highly subjective and requires significant judgment. The Company estimates its expected future cash flows from its various businesses and determines the carrying value of these businesses.  The Company exercises judgment in assigning and allocating certain assets and liabilities to these businesses. The Company then compares the carrying value, including goodwill and other intangibles, to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods.

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

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. At December 31, 2010, the Company’s goodwill totaled $6.0 million after recognizing a goodwill impairment loss of $1.4 million during the year ended December 31, 2010. Given the current economic environment, there can be no assurance that the Company’s future evaluations of goodwill will not result in additional findings of impairment and related write-downs, which may have a material adverse effect on its financial condition, results of operations and cash flows.

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

The Company’s profitability depends in part on its success in attracting and retaining a stable base of low-cost deposits. As of December 31, 2010, noninterest-bearing checking accounts comprised 25.1% of the Company’s deposit base, and interest-bearing checking and money market accounts comprised an additional 10.76% and 21.7%, respectively. The Company considers these deposits to be core deposits. If the Company lost a significant portion of these low-cost deposits, it would negatively impact its profitability and long-term growth objectives. While Management generally does not believe these deposits are sensitive to interest-rate fluctuations, the competition for these deposits in the Company’s market area is strong and if the Company were to lose a significant portion of these low-cost deposits, it would negatively affect business operations.

The Company participated in the FDIC’s Transaction Account (“TAG”) Program; A voluntary program under which participating financial institutions could obtain unlimited FDIC insurance coverage for all noninterest-bearing transaction accounts without limitation, and coverage for all interest-bearing accounts which pay (or will never pay more than) 0.50%. The TAG program expired on December 31, 2010. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act provide unlimited FDIC insurance for noninterest-bearing transaction accounts in all banks effective on December 31, 2010 and continuing through December 31, 2012. If after December 31, 2012, the TAG program was not continued, the Company could loose some, or a substantial portion, of those deposits which would not otherwise be subject to FDIC insurance coverage. The loss of noninterest-bearing or low-cost deposits could adversely impact the Company’s liquidity position and the Company would need to seek higher-cost funding sources which could impair the Company financial position and results of operations.

As a result of the March 2010 regulatory agreement between the Federal Reserve and the Company, the Company will reduce its reliance on brokered deposits and other wholesale funding over the next two years to near peer levels. Reductions in brokered deposits may be difficult to replace with other types of deposit accounts. As a result, the Company may be limited in its ability to grow assets, and may experience liquidity constraints if unable to effectively replace maturing brokered deposits and other wholesale funding sources.

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

We have not paid any cash dividends on our common stock since the second quarter of 2008 and do not expect to resume cash dividends on our common stock for the foreseeable future. In order to preserve capital, at September 30, 2009 we deferred quarterly payments of interest on our junior subordinated debentures issued in connection with our trust preferred securities beginning with the quarterly payment due October 1, 2009. As a result of the of the March 2010 agreement between the Federal Reserve Bank and the Company and the May 2010 Order between the California Department of Financial Institutions and the Company, the Company is currently prohibited from paying interest on its trust preferred securities, and is also prohibited from paying cash dividends on its common stock. The terms of the debentures related to the trust preferred securities permit us to defer payment of interest for up to 20 consecutive quarters. Interest continues to accrue while interest payments are deferred. Under the terms of the trust preferred securities we are prohibited from paying cash dividends on our capital stock (including common stock) during the deferral period.

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

The Company conditionally guarantees payments of the principal and interest on the trust preferred securities. The Company’s junior subordinated debentures are senior to holders of common stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of common stock. Effective September 30, 2009, the Company elected to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no cash dividends may be paid to holders of common stock. As a result of the March 2010 agreement between the Federal Reserve Bank and the Company, and the May 2010 Order between the California Department of Financial Institutions and the Company, the Company is currently prohibited from paying interest on its junior subordinated debentures.

Possible Control by Certain Persons

 In that Mr. Dennis Woods, Chairman and CEO of the Company beneficially owns approximately 7.3% of the outstanding shares of Company common stock, the named executive officers of the Company as a group (excluding Mr. Woods) beneficially owns approximately 5.4% of the outstanding shares of Company common stock, and the directors of the Company as a group (excluding Mr. Woods) beneficially owns 16.8% of the outstanding shares of Company common stock, these persons will be able to control certain corporate governance matters.  Such matters may include the selection of nominees for the board of directors and the supervision of management.  The officers and directors also have the ability to control other matters requiring shareholders’ approval including the election of directors which may result in the entrenchment of management.

Item 1B. - Unresolved Staff Comments

The Company had no unresolved staff comments at December 31, 2010.

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

The Company leases the Campbell branch located at 1875 S. Bascom Ave. Suite 19, Campbell, California, which has approximately 2,984 square feet. The lease commenced on January 1, 2011 and expires on December 31, 2021.

The Company owns its administrative headquarters at 2126 Inyo Street, Fresno, California and is occupied by the Company’s administrative staff and USB financial services . The facility consists of approximately 21,400 square feet. A portion of the premises has been subleased to a third-party under a lease term of approximately seven years.

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

During the third quarter ended September 30, 2008 and the fourth quarter ended December 31, 2008, the Company declared 1% stock dividends. During each of the eight consecutive quarters ended March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, September 30, 2010, and December 31, 2010,the Company again declared 1% stock dividends. Share information for all periods presented in this Form 10-K has been restated to reflect the effect of the 1% stock dividends.

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

The following table sets forth the high and low closing sales prices by quarter for the Company's common stock, for the years ended December 31, 2010 and 2009.

	Closing Prices		Volume
Quarter	High	Low
4th Quarter 2010	$4.91	$3.45	821,000
3rd Quarter 2010	$4.51	$3.54	409,000
2nd Quarter 2010	$4.82	$3.53	598,000
1st Quarter 2010	$5.18	$4.28	616,000

4th Quarter 2009	$5.60	$2.50	975,000
3rd Quarter 2009	$6.00	$4.10	1,377,400
2nd Quarter 2009	$9.57	$4.35	2,427,600
1st Quarter 2009	$11.81	$4.72	979,600

At December 31, 2010, there were approximately 811 record holders of common stock of the Company. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

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

The Company distributed a 1% stock dividend to shareholders on January 20, 2010, April 21, 2010, July 21, 2010, October 20, 2010, and January 19, 2011.The Company distributed a 1% stock dividend to shareholders on January 21, 2009, April 22, 2009, July 22, 2009, and then again on October 21, 2009. The Company paid cash dividends to shareholders of $0.13 per share on January 23, 2008, and April 23, 2008. The Company also distributed a 1% stock dividend to shareholders on July 23, 2008, and then again on October 22, 2008.

The amount and payment of dividends by the Company to shareholders are set by the Company's Board of Directors with numerous factors involved including the Company's earnings, financial condition and the need for capital for expanded growth and general economic conditions. No assurance can be given that cash or stock dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as for December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	166,577	$14.21	311,115
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	166,577	$14.21	311,115

A complete description of the above plans is included in Note 10 of the Company’s Financial Statements, in Item 8 of this Annual Report on Form 10K, and is hereby incorporated by reference.

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

On February 25, 2004, the Company announced a second stock repurchase plan under which the Board of Directors approved a plan to repurchase, as conditions warrant, up to 276,500 shares (553,000 shares adjusted for May 2006 stock split) of the Company's common stock on the open market or in privately negotiated transactions. As with the first plan, the duration of the new program is open-ended and the timing of purchases will depend on market conditions. Concurrent with the approval of the new repurchase plan, the Board terminated the 2001 repurchase plan and canceled the remaining 64,577 shares (129,154 shares adjusted for May 2006 stock split) yet to be purchased under the earlier plan.

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

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
United Security Bancshares	100.00	161.41	104.27	82.28	32.53	28.93
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
Russell 3000	100.00	115.71	121.66	76.27	97.89	114.46
SNL Bank $500M-$1B Index	100.00	113.73	91.14	58.40	55.62	60.72

Item 6 - Selected Financial Data

The following table sets forth certain selected financial data for the Bank for each of the years in the five-year periods ended December 31, 2010 and should be read in conjunction with the more detailed information and financial statements contained elsewhere herein (in thousands except per share data and ratios).

	December 31,
(in thousands except per share data and ratios)	2010	2009	2008	2007	2006
Summary of Year-to-Date Earnings:
Interest income and loan fees	$32,490	$35,676	$45,147	$57,156	$47,356
Interest expense	4,589	7,327	14,938	20,573	14,175
Net interest income	27,901	28,349	30,209	36,583	33,181
Provision for credit losses	12,475	13,375	9,526	6,231	880
Net interest income after
Provision for credit losses	15,426	14,974	20,683	30,372	32,301
Noninterest income	5,939	6,305	8,343	9,681	9,031
Noninterest expense	29,020	27,966	23,351	22,215	19,937
(Loss) income before taxes on income	(7,655)	(6,687)	5,675	17,818	21,395
Taxes on income	(3,216)	(2,150)	1,605	6,561	8,035
Net (loss) income	$(4,439)	$(4,537)	$4,070	$11,257	$13,360
Per Share Data:
Net (loss) income – Basic	$(0.34)	$(0.35)	$0.31	$0.85	$1.07
Net (loss) income – Diluted	$(0.34)	$(0.35)	$0.31	$0.85	$1.06
Average shares outstanding – Basic	13,003,840	13,003,840	13,047,046	13,173,466	12,531,258
Average shares outstanding - Diluted	13,003,840	13,003,840	13,050,752	13,211,849	12,661,524
Cash dividends paid	$0.00	$0.00	$0.26	$0.50	$0.43
Financial Position at Period-end:
Total assets	$678,210	$693,235	$761,077	$771,715	$678,314
Total net loans and leases	424,526	492,692	531,788	583,625	489,764
Total deposits	557,466	561,660	508,486	634,617	587,127
Total shareholders' equity	73,270	75,821	79,610	82,431	66,042
Book value per share	$5.63	$6.07	$6.37	$6.55	$5.51
Selected Financial Ratios:
Return on average assets	(0.63%)	(0.62%)	0.52%	1.47%	2.04%
Return on average shareholders' equity	(5.67%)	(5.77%)	4.93%	13.73%	20.99%
Average shareholders' equity to average assets	11.06%	10.71%	10.60%	10.73%	9.70%
Allowance for credit losses as a percentage
of total nonperforming loans	35.19%	29.57%	25.24%	45.99%	57.50%
Net charge-offs to average loans	2.24%	1.85%	0.93%	0.77%	0.05%
Allowance for credit losses as a percentage of period-end loans	3.75%	2.96%	2.12%	1.26%	0.88%
Dividend payout ratio	0.00%	0.00%	80.12%	56.39%	39.16%

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) competitive pressures in the banking industry and changes in the regulatory environment; ii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; iv) credit quality deterioration that could cause an increase in the provision for loan losses; v) Asset/Liability matching risks and liquidity risks; volatility and devaluation in the securities markets, vi) failure to comply with the regulatory agreement under which the Company is subject, vii)  expected cost savings from recent acquisitions are not realized, and, viii) potential impairment of goodwill and other intangible assets.. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

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

Effective April 23, 2004, the Company completed its merger with Taft National Bank headquartered in Taft, California. Taft National Bank (“Taft”) was merged into United Security Bank and Taft’s two branches, one located Taft and the other located in Bakersfield, California, began operating as branches of United Security Bank. The total consideration paid to Taft shareholders was 241,447 shares of the Company’s common stock valued at just over approximately $6.0 million. As a result of the merger, the Company acquired $15.4 million in cash and short-term investments, $23.3 million in loans, and $48.2 million in deposits. The merger was accounted for using the purchase method of accounting, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Taft based on the fair value of those assets and liabilities, with resultant goodwill of $1.6 million and core deposits intangibles of $1.9 million. Goodwill is not amortized but is reviewed at least annually for impairment, while core deposit intangibles are being amortized over a period of approximately 7 years. The Company has recognized no impairment on either the goodwill or core deposit intangible related to the Taft merger. The two branches purchased during 2004 have grown since the merger in 2004, with loans totaling $58.3 million, and deposits totaling $69.5 million at December 31, 2010. Like much of the rest of the San Joaquin Valley, the Bakersfield area has been impacted to a large degree by the slowdown in residential real estate markets and resulting depressed real estate prices. Of the $58.3 million in total impaired loans reported by the Company at December 31, 2010, $19.5 million was related to the Bakersfield operation with a specific reserve of $4.3 million.

On February 16, 2007, the Company completed its merger of Legacy Bank, N.A. with and into United Security Bank, a wholly owned subsidiary of the Company. Legacy Bank which began operations in 2003 operated one banking office in Campbell, California serving small business and retail banking clients. With its small business and retail banking focus, Legacy Bank provides a unique opportunity for United Security Bank to serve a loyal and growing small business niche and individual client base in the San Jose area. Upon completion of the merger, Legacy Bank's branch office began operating as a branch office of United Security Bank. As of February 16, 2007, Legacy Bank had net assets of approximately of $8.6 million, including net loans of approximately $62.4 million and deposits of approximately $69.6 million. At the time of the merger, Legacy had $62.5 million in net loans and $69.6 million in total deposits. At December 31, 2010, net loans and total deposits related to the Campbell branch totaled $37.8 million and $22.6 million, respectively, and have decreased as the result of declines in lending markets in that area as well as significant competition for deposits. Impaired loans related to the Campbell branch at December 31, 2010 totaled $2.0 million with a related specific reserve of $591,000.

In the merger with Legacy Bank, the Company issued 976,411 shares of its stock in a tax free exchange for all of the Legacy Bank common shares. The total value of the transaction was approximately $21.7 million. The merger transaction was accounted for using the purchase accounting method, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy based on the fair value of those assets and liabilities. Fair value adjustments and intangible assets totaled approximately $12.9 million, including $8.8 million in goodwill. The allocations of purchase price based upon the fair market value of assets acquired and liabilities assumed were finalized during the fourth quarter of 2007. Goodwill is not amortized but is reviewed at least annually for impairment, while core deposit intangibles are being amortized over a period of approximately 7 years. The Company recognized goodwill impairment charges of $1.4 million and $3.0 million for the years ended December 31, 2010, and 2009, respectively. In addition, the Company recognized impairment charges related to core deposit intangibles of $57,000 during both of the years ended December 31, 2010 and 2009.

During July 2007, the Company formed USB Capital Trust II, a wholly-owned special purpose entity, for the purpose of issuing Trust Preferred Securities. Like USB Capital Trust I formed in July 2001, USB Capital Trust II is a Variable Interest Entity (VIE) and a deconsolidated entity pursuant current accounting standards related to variable interest entities. On July 23, 2007, USB Capital Trust II issued $15 million in Trust Preferred securities. The securities have a thirty-year maturity and bear a floating rate of interest (repricing quarterly) of 1.29% over the three-month LIBOR rate. Interest is payable quarterly. Concurrent with the issuance of the Trust Preferred securities, USB Capital Trust II used the proceeds of the Trust Preferred securities offering to purchase a like amount of junior subordinated debentures of the Company. The Company is to pay interest on the junior subordinated debentures to USB Capital Trust II, which represents the sole source of dividend distributions to the holders of the Trust Preferred securities. The Company elected at September 30, 2009 to defer quarterly payments of interest on the junior subordinated debentures beginning with the quarterly payment due October 1, 2009. In addition, the Agreement entered into with the Federal Reserve Bank of San Francisco during March 2010 prohibits the Bank from making distributions, including dividends and interest payments, without prior written approval. The terms of the debentures permit the deferment of payment of interest for up to 20 consecutive quarters. Interest continues to accrue while interest payments are deferred. Under the terms of the trust preferred securities the Company is prohibited from paying dividends on its capital stock (including common stock) during the deferral period. The Company may redeem the junior subordinated debentures at anytime before October 2011 at 100.66, or at par anytime after October 2012.

Regulatory Agreement with the Federal Reserve Bank of San Francisco

Effective March 23, 2010, United Security Bancshares (the "Company") and its wholly owned subsidiary, United Security Bank (the "Bank"), entered into a formal written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco. The Agreement was a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions in June 2009 and is intended to improve the overall condition of the Bank through, among other things, increased Board oversight; formal plans to monitor and improve processes related to asset quality, liquidity, funds management, capital, and earnings; and the prohibition of certain actions that might reduce capital, including the distribution of dividends or the repurchase of the Company’s common stock. The Board of Directors and management believe that as of the filing of the fourth quarter written response to the Agreement, Company is in compliance with the terms of the Agreement. (For more information on the terms of the Agreement see the “Regulatory Matters” section included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

The Agreement entered into with the Federal Reserve Bank of San Francisco during March 2010 was a result of a regulatory examination conducted by the Federal Reserve and the California Department of Financial Institutions in June 2009. The following issues related to the June 2010 examination led to the agreement between the Federal Reserve Bank and the Company that corrective action was required:

▪
Asset quality continued to deteriorate as adversely classified assets increased over four consecutive target and full-scope examinations conducted from 2006 through the June 2009 exam. The dollar volume of adversely classified assets increased by 16.7% during the six months prior to the exam to $142.1 million at the June 2009 examination.

▪
Below investment grade investment securities classified substandard at the previous examination totaling $9.1 million increased to $17.1 million at the June 2010 examination, representing 18.6% of tier 1 capital and reserves as of March 31, 2009. The classified investment securities are comprised of three private-label residential mortgage backed securities that are below investment grade as graded by a national rating agency, were divided between $16.9 million in substandard and $163,000 in loss. The portion listed as loss represented the amount identified as other-than-temporary-impairment (OTTI) and had been recognized as loss as of March 31, 2009.

▪
During the June 2009 examination, it was the opinion of the Federal Reserve Bank that the Bank's methodology related to the allowance for loan and leases losses was flawed, leading the Federal Reserve Bank to conclude that additional provisions were required to raise reserves to an appropriate level. In addition, weaknesses in the ALLL policy were identified and needed to be addressed, which included improvements in documentation related to identification and analysis of loans under SFAS No. 114 and SFAS No. 5, and more detailed justification for the qualitative factors used in the ALLL process. During the six months ended June 30, 2010, several large lending relationships to developers in the San Joaquin Valley deteriorated significantly, requiring an additional $1.8 million in ALLL. In addition, during that period, the Bank experienced increases in other problem loans or potentially problem loans including nonaccrual loans and special mention loans, and real estate valuations continued to decline. Regulators required an increase in the reserves as calculated by the Federal Reserve Bank using a model they call the “Atlanta Model.” The Atlanta Model calculated an estimated range of allowance for loan losses using a blend of national, regional, and local peer bank data. The reserve calculated by the Bank for June 30, 2009 under GAAP included additions to ALLL required for increases in adversely classified and special mention loans experienced during the first half of 2009, and although at the lower range of ALLL as estimated by the Federal Reserve, corresponded favorably with the Federal Reserves’ “Atlanta Model”. The reserve adjustment required for the second quarter of 2009 totaled $6.8 million bringing the ALLL level to $15.8 million (including reserve for unfunded commitments) at June 30, 2009. The ALLL findings of the Federal Reserve Bank included recommendations to better align actual practices with the regulatory governing policy as well as to provide a more specific framework for analyzing, determining, and supporting the factors used in the ALLL methodology.

▪
Earnings performance declined as of June 30, 2009, due in large part to the additional $6.8 million provision recorded for the second quarter ($8.2 million year-to-date) resulting in a net loss for the Company of $4.8 million for the six months ended June 30, 2009. Earnings for the period were also adversely impacted by: a goodwill impairment loss of $3.0 million (pre-tax and net); year-to-date pre-tax impairment losses of $403,000 on the real estate mortgage-backed securities; year-to-date pre-tax operating expenses and impairment losses of $1.3 million related to other real estate owned through foreclosure.

▪
Although the Bank’s Tier 1 leverage capital, Tier 1 risk-based capital, and total risk-based capital ratios remained above regulatory Prompt Corrective Action guidelines of adequately capitalized banks at 10.8%, 11.3%, and 12.6%, respectively, at June 30, 2009, the Federal Reserve concluded that capital levels were less than adequate to support the Bank's high risk profile resulting primarily from the continued decline in asset quality. At the June 2009 examination adversely classified assets were in excess of 150.0% of Tier 1 capital and reserves.

▪
The Bank's liquidity position had tightened since the last examination and was considered marginal at the June 2009 examination. The Bank's tight liquidity position was the result of low levels of liquid assets, high percentage of investment securities pledged against borrowing lines, and higher levels of wholesale borrowings including $64.0 million borrowed from the Federal Home Loan Bank line and $71.3 million borrowed from the Federal Reserve Bank discount window. Brokered deposits total $99.3 million, 19.4% of total deposits at June 30, 2009, and compared unfavorably with the peer group at 6.3%.

▪
The Federal Reserve concluded in the June 2009 examination that oversight by the Board of Directors and senior management was not adequate given the escalating risk profile of the Bank's activities Although the severe economic downturn was a significant factor in the decline in asset quality, the Board of Directors and senior management were deemed responsible for implementing a business strategy which allowed concentrations in higher-risk speculative residential construction lending. The Board of Directors and senior management had taken measures to maintain asset quality, capital, earnings, and liquidity, but had had not responded in a timely manner to the rapidly changing real estate conditions. As of March 31, 2009, the concentration in construction and land development loans represented high levels in relation to equity capital and reserves, although the exposures were declining over the prior few years. For example, management increased the ALLL in the second quarter of 2009, ordered new appraisals on property remargined collateral on loans, and was seeking sources for new equity capital. In addition, several transactions to reduce or restructure problem assets were in process. However, these actions had not resulted in material tangible improvements in the overall condition of the Bank as of the June 2009 examination. In addition, the June 2009 examination identified nine technical violations of Regulation Y Subpart B that deal with the failure to obtain the prescribed appraisals or evaluations on loan extensions or renewals. These violations of law were subsequently remedied.

▪
The June 2009 examination indicated that risk management practices needed improvement. Management information systems needed to be redesigned and implemented to more accurately measure fundamental exposures, such as the ongoing credit risk posed by the residential construction and land development loan portfolio and the emerging liquidity risks. The Bank needed to continue its efforts to address and reduce the increasing volume of problem assets. While the loan grading process showed improvement over the prior several examinations, the ALLL methodology was identified as flawed in the June 2009 examination. While the Board of Directors and management made some progress to address the findings of the June 2009 examination, management needed to make further progress on improving several key areas to identify, measure, monitor, and control the exposures presented by credit, liquidity, market, operational, reputation, and legal risks.

The result of significant increases in nonperforming assets, both classified loans and OREO, during 2008 and the first half of 2009 increased the overall risk profile of the Bank. The increased risk profile of the Bank included heightened concerns about the Bank’s use of brokered and other wholesale funding sources which had been used to fund loan growth and reduce the Company’s overall cost of interest bearing liabilities. With loan growth funded materially from wholesale funding sources, liquidity risk increased, and higher levels of nonperforming assets increased risk to equity capital and potential volatility in earnings. In addition, the Federal Reserve Bank identified nine technical violations of Regulation Y Subpart B that deal with the failure to obtain the prescribed appraisals or evaluations on loan extensions or renewals. During the fourth quarter of 2010, the Company identified a material weakness related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as to the valuation of OREO properties (for further discussion see Item 9A Controls and Procedures.)

As part of the Agreement, the Board of Directors of the Bank has appointed a Compliance Committee to monitor and coordinate the Bank’s compliance with the provisions of the Agreement. The Compliance Committee is comprised of the outside Directors and they meet on a monthly basis.

Among other things, the Agreement required the Bank to submit a number of written plans to the Federal Reserve Bank within specified time frames. The following is a list of written plans required to be submitted to the Federal Reserve Bank.

•
Plan to Strengthen Board Oversight – Includes actions that the Board of Directors will take to improve the Bank’s condition, and maintain effective control and supervision over the Bank’s operations including credit risk management, liquidity, and earnings. Also includes the Board’s responsibility to monitor adherence to policies and procedures and applicable laws and regulations, and lists information and reports that will enable the Board to perform this oversight function.

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

•
Capital Plan – Includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. Also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements.

•
Plan to Improve Liquidity Position – Includes measures to enhance the monitoring, measurement, and reporting of the Bank’s liquidity to the Board, a timetable to reduce the Bank’s reliance on brokered deposits and other wholesale funding, and specific liquidity targets and parameters to meet contractual obligations and unanticipated demands.

•	Contingency Funding Plan – Includes adverse scenario planning, and identifies and quantifies available sources of liquidity for each scenario.
•	Earnings Plan and Budget – Includes a revised business plan for the remainder of 2010, including operating assumptions that support for projected income, expense, and balance sheet components.

As of June 30, 2010, the Bank had completed and submitted to the Federal Reserve Bank all the plans listed above within the designated timeframes. The Federal Reserve responded on July 27, 2010 by letter that stated “We have reviewed your submissions and acknowledge the steps taken by the Bank and Bancshares to achieve compliance with the Agreement's provisions. However, we noted that the Plan to Strengthen Board Oversight omitted references to actions to be taken with regard to Bank earnings as required by the first provision.” At the August 24, 2010, regular meeting of the Board, an amended version of the Plan was approved and the amended Plan has been submitted to the Federal Reserve.

In addition to the submission of the above plans to the Federal Reserve Bank for approval, and implementation of the above plans, the Bank is required within 30 days after the end of each calendar quarter to submit written progress reports to the Federal Reserve Bank detailing actions taken to secure compliance with the Agreement. On April 28, 2010, July 30, 2010, and October 30, 2010, respectively, the Bank submitted progress reports to the Federal Reserve for the first, second, and third quarters of 2010. As of the January 31, 2011 the Company submitted a progress report for the fourth quarter of 2010. At this time the Company and the Bank believe they are in compliance with the Agreement, including remediation of technical violations of laws and regulations regarding stale loan appraisals.

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

The Bank is currently in full compliance with the requirements of the Order including its deadlines. During the fourth quarter of 2010, the Company identified a material weakness related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as to the valuation of OREO properties (for further discussion see Item 9A Controls and Procedures.)

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

Current Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth. Net interest income has declined over the past three years, totaling $27.9 million, $28.3 million, and $30.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. The decline in net interest income between 2009 and 2010 was primarily the result of declines in the volume of interest-earning assets which more than outweighed the increase in net interest margin during 2010, while the decrease in net interest income between 2008 and 2009 was the result of both decreases in interest rates and declines in the average volumes of earning assets and interest-bearing liabilities. Average interest-earning assets decreased approximately $21.9 million between 2009 and 2010, and decreased $60.7 million between 2008 and 2009, as the Company reduced the size of the balance sheet and sought to control the rising level of problem assets. Of the $21.9 million decrease in average earning assets between 2009 and 2010, $44.4 million was in loans, and an additional $22.2 million was in investment securities. Offsetting these decreases during 2010 were increases of $48.1 million in federal funds sold and interest-bearing deposits in the Federal Reserve Bank. During the last three years, the Company’s cost of interest-bearing liabilities has declined significantly as market rates of interest declined, with the average cost of interest-bearing liabilities dropping from 2.75% during 2008, to 1.43% during 2009, and then to 0.93% for the year ended December 31, 2010. During that three-year period, the mix of average interest-bearing liabilities changed, with interest-bearing deposits increasing on average by $45.5 million between the years ended December 31, 2009 and 2010, and decreasing $36.4 million on average between the years ended December 2008 and 2009. Borrowings decreased $64.7 million on average between the years ended December 31, 2009 and 2010 as the Company sought to reduce its dependence on wholesale funding sources. Borrowings increased $8.5 million between the years ended December 31, 2008 and 2009.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest earning assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	12/31/10	12/31/09	12/31/08
Loans	80.42%	84.66%	84.11%
Investment securities	10.16%	13.31%	14.41%
Interest-bearing deposits in other banks	0.40%	0.93%	1.40%
Interest-bearing deposits in FRB	4.18%	0.51%	0.00%
Federal funds sold	4.84%	0.59%	0.08%
Total earning assets	100.00%	100.00%	100.00%

NOW accounts	12.78%	8.80%	7.92%
Money market accounts	23.57%	22.68%	22.89%
Savings accounts	7.20%	6.86%	7.50%
Time deposits	47.22%	39.94%	42.51%
Other borrowings	7.16%	19.44%	16.84%
Trust Preferred Securities	2.07%	2.28%	2.34%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Although residential real estate markets have shown signs of some improvement over the past twelve months, the severe decline in residential construction and median home prices that began in 2008 and persists to this time has impacted the Company’s operations during the past year with increased levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. Although the Company continues its business development and expansion efforts throughout its market area, increased attention has been placed on reducing nonperforming assets and providing customers options to work through this difficult economic period. Options have included a combination of rate and term concessions, as well as forbearance agreements with borrowers. While the level of restructured loans increased during 2009 and 2010 to a balance of $24.9 million at December 31, 2010, total nonperforming loans have actually decreased approximately $3.8 million during the year ended December 31, 2010.

Fresno and Kern Counties have both been heavily impacted by the real estate downturn over the past three years.  Prices have continued to decline slowly in these areas during 2010 even as they have stabilized or increased in other parts of California.  The fundamentals of the Fresno real estate market are more stable than other hard hit areas of inland California.  Both commercial and residential vacancy rates have increased during 2008, 2009, and into 2010, and remain significantly below the U.S. average and show little sign of overbuilding, and population growth has been relatively steady and is generally not subject to the volatility experienced in more exurban areas.  However, single family home permits in the Fresno area, which declined between 30% and 35% during both 2008 and 2009, have continued to decline in 2010 and foreclosure and negative equity rates for residential mortgages remain among the top 20 metro areas in the U.S.  Employment and income growth in the Fresno area remains very slow, and the unemployment in Fresno County has risen from a little over 8% in 2007 to almost 10% in 2008, and almost 15% in 2009, and increased slightly above that in 2010. A high concentration of middle-class jobs in the Fresno area are dependent on state and local governments which are under pressure due to tax and fee revenue in the near term.  The next several years will likely remain very challenging for Fresno real estate, but the fundamentals suggest a strong recovery in commercial and residential development in the medium and long-term.

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

Compared to most areas in California and the West, Santa Clara County has experienced a steep “V” shaped recession.  Santa Clara County has not been as heavily impacted by foreclosures and declines in construction, but experienced a sharp decline in 2009 and has rebounded well in 2010.  Santa Clara County is one of the few areas with consistent job and income growth in 2010 based on the strength of its high-tech manufacturing sector that has benefited from increasing business investment.  It is one of the few areas where unemployment rates are lower in 2010 than in 2009.  Real estate prices have followed a similar pattern, posting some of the highest gains in the U.S. in 2010 after big declines in 2008 and 2009.  Foreclosure rates and negative equity rates are comparable to the rest of the U.S., but significantly lower than other areas in the West.  Above average job and income growth and very low vacancy rates in both the commercial and residential market mean that Santa Clara County should fare relatively well in a troubled regional real estate market.

As a result of the economic downturn over the past three years, particularly in real estate market, the Company has experienced declines in the loan portfolio. The greatest decreases have been experienced in real estate construction and development loans and commercial and industrial loans, as the Company has reduced its exposure to real estate markets which have been hard hit over the past three years. Loans decreased $66.9 million between December 31, 2009 and December 31, 2010, and decreased $36.0 million between December 31, 2008 and December 31, 2009. During these periods, real estate construction and development loans decreased $40.0 million between December 31, 2009 and December 31, 2010, decreased $45.9 million between December 31, 2008 and December 31, 2009, as real estate construction has declined significantly in the San Joaquin Valley and California overall. The Company has not made any material additions to the real estate construction and development loan portfolio over the past several years as a result of the depressed real estate markets, and has focused its attention on monitoring existing construction loans in the portfolio. Real estate construction and development loans amounted to 14.8%, 20.7%, and 27.7% of the total loan portfolio at December 31, 2010, 2009, and 2008. Additionally, commercial real estate loans (a component of real estate mortgage loans) amounted to 29.8%, 23.0%, and 15.8%, of the total loan portfolio at December 31, 2010, 2009, 2008, respectively. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. In addition, the Company purchased two real estate mortgage pools in the past which totaled $18.4 million, and $21.0 million at December 31, 2009 and 2008, respectively. These real estate mortgage pools were subsequently sold during the second quarter of 2010. Residential mortgages totaled $23.7 million or 5.4% of the portfolio at December 31, 2010, 45.8 million or 9.0% of the portfolio at December 31, 2009, and $41.6 million or 7.7% of the portfolio at December 31, 2008. Loan participations, both sold and purchased, have declined over the past three years as lending originations have slowed significantly and the loan participation market with it. As a result, loan participations purchased have declined from $36.0 million or 6.6% of the portfolio at December 31, 2008, to $23.8 million or 4.7% of the portfolio at December 31, 2009, to $17.0 million or 3.9% of the portfolio at December 31, 2010. In addition, loan participations sold have declined from $29.4 million or 5.4% of the portfolio at December 31, 2008, to $15.6 million or 3.1% of the portfolio at December 31, 2009, to $8.9 million or 2.0% of the portfolio at December 31, 2010.

With market rates of interest remaining at historically low levels for more than a year, the Company continues to experience compressed net interest margins, although margins have increased during the year ended December 31, 2010. The Company’s net interest margin was 4.58% for the year ended December 31, 2010, as compared to 4.49% for the year ended December 31, 2009, and 4.36% for the year ended December 31, 2008. With approximately 59% of the loan portfolio in floating rate instruments at December 31, 2010, the effects of low market rates continue to impact loan yields. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans over the past year. Loans yielded 6.02% during the year ended December 31, 2010, as compared to 5.83% and 6.81% for the years ended December 31, 2009 and 2008, respectively.  The Company’s cost of funds has continued to decline over the past year and is largely responsible for the increase in net interest margin experienced during the year ended December 31, 2010. The Company’s average cost of funds was 0.93% for the year ended December 31, 2010 as compared to 1.43% and 2.75% for the years ended December 31, 2009 and 2008, respectively. Wholesale borrowing and brokered deposit rates have remained low since late 2008, resulting in overnight and short-term borrowing rates of less than 0.50% during much of the past year. The Company has benefited from the low interest rate environment, and continues to utilize short-term borrowing lines through the Federal Home Loan Bank. Although the Company does not intend to increase its current level of brokered deposits, and in fact as a result of the recent Agreement with the Federal Reserve Bank and Order with the California Department of Financial Institutions, will systematically reduce brokered deposit levels as they mature in the future, the $81.5 million in brokered deposits at December 31, 2010 continues to provide the Company with a low-cost source of deposits. The Company will continue to utilize these funding sources when possible to maintain prudent liquidity levels, while seeking to increase core deposits when possible.

Total noninterest income of $5.9 million reported for the year ended December 31, 2010 decreased $366,000 or 5.8% as compared to the year ended December 31, 2009. Noninterest income continues to be driven by customer service fees, which totaled $3.8 million for the year ended December 31, 2010, representing a decrease of $70,000 or 1.8% over the $3.9 million in customer service fees reported for the year ended December 31, 2009, and a decrease of $884,000 or 18.1% over the $4.7 million reported for the year ended December 31, 2008. The decline in customer service fees between 2008 and 2009 are primarily the result of decreases in ATM fees between the two periods resulting from the loss of a contract during 2008 to provide multiple ATM’s in a single location. Customer service fees represented 64.2%, 61.6%, and 55.8% of total noninterest income for the years ended December 31, 2010, 2009, and 2008, respectively. Other components of noninterest income have become more volatile during the past several years as many have been nonrecurring or non-sustainable, including gains or losses on other real estate owned through foreclosure or other asset disposals as the Company works to reduce problem assets. Other components of noninterest income recognized during the year ended December 31, 2010 included gains of $509,000 on the sale of $17.1 million in two purchased real estate mortgage portfolios, fair value gains of $316,000 on the Company’s junior subordinated debt, as well as $174,000 from insurance proceeds on an insurance policy held as collateral on a previously charged-off loan.

Noninterest expense increased approximately $1.1 million or 3.8% between the years ended December 31, 2009 and December 31, 2010, and increased $5.7 million or 24.3% between the years ended December 31, 2008 and December 31, 2009. Increases experienced during the year ended December 31, 2010 were primarily the result of both increases in OREO impairment charges, as well as increased FDIC insurance assessments costs. Decreases in noninterest expense experienced during the year ended December 31, 2010 included decreases of $1.6 million in impairment losses on goodwill, with impairment losses of $1.4 million recognized during 2010 as compared to $3.0 million recognized during 2009.

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

The Company has not paid any cash dividends on its common stock since the second quarter of 2008 and does not expect to resume cash dividends on its common stock for the foreseeable future. Because the Company has elected to defer the quarterly payments of interest on its junior subordinated debentures issued in connection with the trust preferred securities as discussed above, the Company is prohibited under the subordinated debenture agreement from paying cash dividends on its common stock during the deferral period. In addition, pursuant to the Agreement entered into with the Federal Reserve Bank during March of 2010, the Company and the Bank are precluded from paying cash dividends without prior consent of the Federal Reserve Bank.  On March 23, 2010, June 22, 2010, September 28, 2010, and December 21, 2010, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of April 9, 2010, July 9, 2010, October 8, 2010, and January 7, 2011, respectively, an additional 124,965, 126,214, 127,476, and 128,751 shares, respectively, were issued to shareholders. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the year ended December 31, 2010. Total assets decreased approximately $15.0 million during the year ended December 31, 2010, with a decrease of $66.9 million in loans, a decrease of $19.9 million in investment securities, and $1.4 million in goodwill. Offsetting these decreases was an increase of $69.2 million in cash and cash equivalents. During the second quarter of 2010, the Company completed the sale of two purchased real estate mortgage loan portfolios totaling $17.1 million, recognizing a gain of $509,000 on the transaction. The sale of the mortgage loan portfolios has provided additional liquidity and was part of the reason for the decrease in loans during the year ended December 31, 2010. Decreases of $8.0 million in FHLB term borrowings between December 31, 2009 and December 31, 2010 were compounded by decreases of $4.2 million in net deposits. Increases of $22.2 million in NOW and money market accounts during the year ended December 31, 2010 were more than offset by decreases of $29.5 million in time deposits as the Company continued its efforts to reduce the level of brokered time deposits during 2010. Average loans comprised approximately 80% of overall average earning assets during the year ended December 31, 2010, as compared to 87%and 89% of average earning assets for the years ended December 2009 and 2008, respectively.

Nonperforming assets, which are primarily related to the real estate loan and property portfolio, remained high during the year ended December 31, 2010 as real estate markets continue to suffer from the mortgage crisis which began during mid-2007. Nonaccrual loans totaling $34.4 million at December 31, 2010, decreased $363,000 from the balance reported at December 31, 2009, and decreased $11.3 million from the balance reported at December 31, 2008. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Valuations on these loans and the underlying collateral continued to deteriorate during much of 2009 and 2010, resulting in increased charge-offs and levels of impaired loans. Impaired loans decreased $2.8 million during the year ended December 31, 2010 to a balance of $51.0 million at December 31, 2010, but increased $2.1 million from the balance of $48.9 million reported at December 31, 2008. Other real estate owned through foreclosure decreased $637,000 between December 31, 2009 and December 31, 2010, but increased $5.4 million from the balance of $30.2 million reported at December 31, 2008. During the year ended December 31, 2010, write-downs on, and sales of, other real estate owned through foreclosure more than offset the $14.2 million in loans transferred to other real estate owned during the year. As a result of these events, nonperforming assets as a percentage of total assets decreased from 12.56% at December 31, 2009 to 12.17% at December 31, 2010.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for loan and lease losses and provision for credit losses for the periods shown.

(in thousands)	December 31, 2010	December 31, 2009	December 31, 2008
Provision for credit losses during period	$12,475	$13,375	$9,526
Allowance as % of nonperforming loans	35.19%	29.57%	25.24%
Nonperforming loans as % total loans	10.63%	9.99%	8.39%
Restructured loans as % total loans	5.65%	5.13%	--

As the economy has declined along with asset valuations, increased emphasis has been placed on impairment analysis of both tangible and intangible assets on the balance sheet. As of March 31, 2010, the Company conducted annual impairment testing on the largest component of its outstanding balance of goodwill, that of the Campbell operating unit (resulting from the Legacy merger during February 2007.) In part, as a result of continued declines in interest rates and other economic factors within the industry, we could not conclude at March 31, 2010 that there was not a possibility of goodwill impairment under the current economic conditions. During the second quarter of 2010, the Company utilized an independent valuation service to determine the aggregate fair value of the individual assets, liabilities, and identifiable intangible assets of the Campbell operating unit in question to determine if the goodwill related to that operating unit was impaired, and if so, how much the impairment was. Management, with the assistance of the independent third-party, concluded that there was impairment of the goodwill related to the Campbell operating unit, and as a result the Company recognized an impairment loss of $1.4 million or $0.11 per share (pre-tax and after-tax) for the quarter ended June 30, 2010 and the year ended December 31, 2010. The Company recognized an impairment loss of $3.0 million or $0.25 per share (pre-tax and after-tax) for the quarter ended June 30, 2009 and the year ended December 31, 2009.

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. As the real estate market declined through 2008, and that accelerated throughout much of 2009, the level of problem assets increased, and the estimated real estate values on many of those assets decreased resulting in increased charge-offs or write-downs of those assets. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. As a result of these efforts, restructured loans increased from a single loan totaling $378,000 at December 31, 2008 to approximately 52 loans totaling $26.1 million at December 31, 2009 and then decreasing to 48 loans totaling $24.9 million at December 31, 2010. Provisions made to the allowance for credit losses, totaled $12.5 million during the year ended December 31, 2010 as compared to $13.4 million for the year ended December 31, 2009, and $9.5 million for the year ended December 31, 2008. The provisions made to the allowance for credit losses, totaling $1.6 million during the first quarter of 2010, $519,000 during the second quarter of 2010, $1.2 million made during the third quarter of 2010, and $9.1 million made during the fourth quarter of 2010, provided a level in the allowance for credit losses that is deemed adequate to cover inherent losses in the loan portfolio. Net loan and lease charge-offs during the year ended December 31, 2010 totaled $11.1 million, as compared to $9.9 million and $5.7 million for the years ended December 31, 2009 and 2008, respectively. The Company charged-off approximately 74 loans during the year ended December 31, 2010, compared to 70 loans during the year ended December 31, 2009, and 50 loans during year ended December 31, 2008. Loan and lease charge-offs totaling $11.1 million during the year ended December 31, 2010 included $43,000 during the quarter ended March 31, 2010, $4.7 million during the quarter ended June 30, 2010, $307,000 during the quarter ended September 30, 2010, and an additional $5.6 million during the fourth quarter of 2010. The percentage charge-offs to average loans were 2.2%, 1.9%, and 0.9% for the years ended December 31, 2010, 2009, and 2008, respectively.

Deposits decreased by $4.2 million during the year ended December 31, 2010, with increases experienced in NOW, money market, and savings accounts, which were more than offset by decreases of $29.5 million in time deposits during 2010. Decreases in time deposits experienced during the year ended December 31, 2010 were primarily the result of decreases in brokered wholesale deposits, as the Company continues to reduce its reliance on brokered deposits and other wholesale funding sources, while enhancing liquidity.

Brokered deposits have provided the Company a relatively inexpensive funding source over the past several years totaling $81.5 million or 14.6% of total deposits at December 31, 2010, as compared to $129.4 million or 23.0% of total deposits at December 31, 2009, and $93.4 million or 18.4% of total deposits at December 31, 2008. Brokered deposits and other wholesale funding sources were used to some degree to fund loan growth in 2007 and 2008, but the current state of the economy and the financial condition of the Company have made it increasingly important to continue to develop core deposits and reduce the Company’s dependence on brokered and other wholesale funding sources, including lines of credit with the Federal Reserve Bank and the FHLB. The Company increased its efforts early in 2009 to develop core deposit growth with employee training throughout the entire organization and a deposit-gathering program that incented employees to bring in new deposits from our local market area and establish more extensive relationships with our customers. The Company continues its deposit gathering program and committed additional resources to its efforts during 2010 including two full time employees dedicated to business development. As part of its liquidity position improvement plan resulting from the formal agreement with the Federal Reserve Bank issued in March 2010, the Company will reduce its reliance on brokered deposits over the next two years to levels more comparable with peers, which is currently about 5% of total deposits. The Company will seek to replace maturing brokered deposits with core deposits, but may also control loan growth to help achieve that objective.

While the Company still has a higher percentage of brokered deposits than peers at December 31, 2010, efforts to restructure the balance sheet through reducing the level of total assets, and specifically real estate loans, are proving successful. Total wholesale borrowings and brokered deposits decreased from $248.4 million at December 31, 2008 to $169.4 million at December 31, 2009, representing a decrease of $79.1 million during 2009, and the Company went from being a net purchaser of overnight funds at December 31, 2008, with $66.5 million in federal funds purchased, to a net seller of overnight funds with $11.6 million in federal funds sold at December 31, 2009. Total wholesale borrowings and brokered deposits decreased an additional $55.8 million during the year ended December 31, 2010 to a balance of $113.5 million at December 31, 2010.

Although balances have declined during 2010, the Company will continue to utilize overnight borrowings and other term credit lines as deemed prudent, with borrowings totaling $32.0 million at December 31, 2010 as compared to $40.0 million at December 31, 2009. The average rate of those term borrowings was 0.35% at December 31, 2010, as compared to 0.86% at December 31, 2009. Although the Company continues to realize significant interest expense reductions by utilizing overnight and term borrowings lines, the use of such lines are monitored closely to ensure sound balance sheet management in light of the current economic and credit environment.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have actually declined during most of 2009. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.59% and 1.54% at December 31, 2010 and December 31, 2009, respectively. Pursuant to fair value accounting guidance, the Company has recorded $316,000 in pretax fair value gains on its junior subordinated debt during the year ended December 31, 2010, bringing the total cumulative gain recorded on the debt to $5.2 million at December 31, 2010.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties, as well as Campbell, in Santa Clara County. The San Joaquin Valley and other California markets continue to exhibit weak demand for construction lending and commercial lending from small and medium size businesses, as commercial and residential real estate markets declined during much of 2008, and 2009, and have continued to do so in 2010. Although we saw some improvement during 2010, the past year has presented significant challenges for the banking industry with tightening credit markets, weakening real estate markets, and increased loan losses adversely affecting the Banking industry and the Company.

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

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value of the property, less estimated costs to sell. The excess, if any, of the loan amount over the fair value of the collateral is charged to the allowance for credit losses. The determination of fair value is generally based upon pre-approved, external appraisals. As real estate markets declined over the past three years and essentially became illiquid in many areas, Management was required to use additional judgment in determining the factors associated with fair value of the real estate, including the term over which the properties could be disposed in an orderly liquidation. This became necessary as many appraisals were based upon comparable sales which were deeply discounted forced liquidations or bulk sales caused by the severity of the housing crises. Subsequent declines in the fair value of other real estate owned, along with related revenue and expenses from operations, are charged to noninterest expense. The fair market valuation of such properties is based upon estimates, and as such, is subject to change as circumstances in the Company’s market area, or general economic trends, change.

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

At December 31, 2010, the Company considered three of its investment securities other than temporarily impaired. The three private-label collateralized mortgage obligations (residential mortgage obligations) have an amortized cost of $12.0 million and carrying value of $10.0 million. Impairment analysis on these three residential mortgage obligations was performed utilizing the services of a third-party investment broker specializing in private-label CMO’s, and was based upon estimated cash flows. Estimated cash flows were based upon assumptions of future prepayments and default rates, and thus may be subject to revision as events change in the future. For the year ended December 31, 2010, the Company recognized pre-tax losses totaling $1.3 million related to the credit portion of the other-than-temporary impairment in earnings. The remaining $2.0 million impairment on the three residential mortgage obligations is recorded as a component of other comprehensive income at December 31, 2010.

Fair Value

Effective January 1, 2007, the Company adopted fair value option accounting standards choosing to apply the standards to its junior subordinated debt. The Company concurrently adopted the accounting standards related to fair value measurements. The accounting standards related to fair value measurements defines how applicable assets and liabilities are to be valued, and requires expanded disclosures about financial instruments carried at fair value. The fair value measurement accounting standard establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments infrequently traded or not quoted in an active market will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. Determining fair values under the accounting standards may include judgments related to measurement factors that may vary from actual transactions executed in the marketplace. For the years ended December 31, 2010 and December 31, 2009, the Company recorded fair value gains related to its junior subordinated debt totaling $316,000 and $1.1 million, respectively. (See Notes 8 and 13 of the Notes to Consolidated Financial Statements for additional information about financial instruments carried at fair value.)

Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. The acquisition of Taft National Bank during April 2004 gave rise to goodwill totaling approximately $1.6 million, and the acquisition of Legacy Bank during February 2007 resulted in goodwill of approximately $8.8 million. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually using an internal discounted cash flow model. During the years ended December 31, 2010 and 2009, the Company recognized goodwill impairment of $1.4 million, and 3.0 million, respectively, on the goodwill associated with the 2007 Legacy acquisition. While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows.

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

On January 1, 2007, the Company adopted the accounting standards related to uncertainty in income taxes. The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the accounting standards, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent.” In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

The Company reviewed its various tax positions, including its ongoing REIT case with the California Franchise Tax Board (FTB), as of January 1, 2007 (adoption date), and then again each subsequent quarter during 2007 in light of the adoption of the accounting standards related to uncertainty in income taxes. The Bank, with guidance from advisors believes the case related to consent dividends taken by the Bank’s REIT during 2002 has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined) that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007, the Company recorded a reduction of $1,298,470 to beginning retained earnings upon adoption of the accounting standards related to uncertainty in income taxes to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. During the years ended December 31, 2010, 2009 and 2008, the Company increased the unrecognized tax liability by an additional $87,092, $87,092 and $87,421, respectively, in interest for the period, bringing the total recorded tax liability to $1,669,000, $1,582,000 and $1,473,000 at December 31, 2010, December 31, 2009 and December 31, 2008, respectively. It is the Company’s policy to recognize interest and penalties under FIN48 as a component of income tax expense.

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

Results of Operations

For the year ended December 31, 2010, the Company reported a net loss of $4.4 million or $0.34 per share ($0.34 diluted) compared to a net loss of $4.5 million or $0.35 per share ($0.35 diluted) for the year ended December 31, 2009, and net income of $4.1 million or $0.32 per share ($0.32 diluted) for the year ended December 31, 2008. Net losses decreased $98,000 between December 31, 2009 and December 31, 2010 as the result of decreases provisions for credit losses taken during the year, which were partially offset by increases in other OREO impairment losses and FDIC insurance expenses. Net income decreased $8.6 million between December 31, 2008 and December 31, 2009 as the result of increased provisions for credit losses taken during the year, combined with declines in the volume of, and yields on earning assets, as well as increases in other impairment losses and OREO-related expenses.

The Company’s return on average assets was (0.63%) for the year ended December 31, 2010 as compared to (0.62%) and 0.52 % for the same twelve-month periods of 2009 and 2008, respectively. The Company’s return on average equity was (5.69%) for the year ended December 31, 2010 as compared to (5.77%) and 4.93 % for the same twelve-month periods of 2009 and 2008, respectively.  As with variances in net income, changes in the return on average assets and average equity experienced by the Company during 2010 and 2009 were primarily the result of fluctuations in loan loss provisions taken during the past three years, as well as changes in impairment losses and OREO-related expenses.

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

Net interest income before provision for credit losses totaled $27.9 million for the year ended December 31, 2010 as compared to $28.3 million for the year ended December 31, 2009, and $30.2 million for the year ended December 31, 2008. This represents a decrease of $448,000 or 1.6 % between the years ended December 31, 2009 and 2010, as compared to a decrease of $1.9 million or 6.2% between 2008 and 2009. The decrease in net interest income between 2009 and 2010, as well as between 2008 and 2009, is primarily the result of decreased volumes of, and yields earned, on interest-earning assets, which more than offset the decreased yields on interest-bearing liabilities. Significant declines in the Company’s cost of funds helped to mitigate declines in net interest income and actually enhanced the net margin between the three annual periods.

Table 1. – Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and interest differentials
Years Ended December 31, 2010, 2009, and 2008

		2010			2009			2008
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)	$490,421	$29,502	6.02%	$534,830	$31,197	5.83%	$582,500	$39,669	6.81%
Investment Securities – taxable	60,696	2,794	4.60%	82,865	4,298	5.19%	98,330	5,170	5.26%
Investment Securities – nontaxable (2)	1,246	58	4.65%	1,252	58	4.63%	1,452	68	4.68%
Interest on deposits in other banks	2,457	41	1.67%	5,905	117	1.90%	9,680	222	2.29%
Interest on deposits in FRB	25,519	59	0.23%	3,227	3	0.09%	0	0	0.00%
Federal funds sold and reverse repos	29,506	36	0.12%	3,708	3	0.08%	549	18	3.28%
Total interest-earning assets	609,845	$32,490	5.33%	631,787	$35,676	5.65%	692,511	$45,147	6.52%
Allowance for credit losses	(13,825)			(12,639)			(8,729)
Noninterest-bearing assets:
Cash and due from banks	16,815			15,301			20,785
Premises and equipment, net	12,950			13,731			14,981
Accrued interest receivable	2,105			2,405			2,779
Other real estate owned	37,089			34,345			9,434
Other assets	42,708			49,153			46,122
Total average assets	$707,687			$734,083			$777,883
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$62,779	$128	0.20%	$45,189	$176	0.39%	$42,988	$223	0.52%
Money market accounts	115,752	1,434	1.24%	116,522	2,214	1.90%	124,202	2,963	2.39%
Savings accounts	35,336	139	0.39%	35,228	219	0.62%	40,699	482	1.18%
Time deposits	231,876	2,516	1.09%	205,261	3,583	1.75%	230,746	8,420	3.65%
Other borrowings	35,181	124	0.35%	99,877	804	0.80%	91,368	2,116	2.32%
Trust Preferred securities	10,172	248	2.44%	11,692	331	2.83%	12,710	734	5.77%
Total interest-bearing liabilities	491,096	$4,589	0.93%	513,769	$7,327	1.43%	542,713	$14,938	2.75%
Noninterest-bearing liabilities:
Noninterest-bearing	133,458			134,925			144,772
Accrued interest payable	318			623			1,131
Other liabilities	4,556			6,147			6,782
Total average liabilities	629,428			655,464			695,398

Total average shareholders' equity	78,259			78,619			82,485
Total average liabilities and
Shareholders' equity	$707,687			$734,083			$777,883
Interest income as a percentage
of average earning assets			5.33%			5.65%			6.52%
Interest expense as a percentage
of average earning assets			0.75%			1.17%			2.16%
Net interest margin			4.58%			4.49%			4.36%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $1,165,000, $1,547,000, and $3,074,000for the years ended December 31, 2010, 2009, and 2008, respectively.

(2)	Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis because they are not material to the Company’s results of operations.

The Bank's year-to-date net interest margin, as shown in Table 1, increased to 4.58% at December 31, 2010 from 4.49% at December 31, 2009, an increase of 9 basis points (100 basis points = 1%) between the two periods, and increased 22 basis points from the 4.36% net margin realized during the year ended December 31, 2008.

As a result of changes in market rates of interest, the prime rate averaged 3.25% for the years ended December 31, 2010 and 2009, as compared to 5.09% for the year ended December 31, 2008.

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

Table 2.  Rate and Volume Analysis

	2010 compared to 2009			2009 compared to 2008
(In thousands)	Total	Rate	Volume	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$(1,695)	$954	$(2,649)	$(8,472)	$(5,395)	$(3,077)
Investment securities	(1,504)	(445)	(1,059)	(882)	(70)	(812)
Interest-bearing deposits in other banks	(76)	(27)	(49)	(105)	(39)	(66)
Interest-bearing deposits in FRB	56	(21)	77	3	0	3
Federal funds sold and securities purchased under agreements to resell	33	2	31	(15)	(32)	17
Total interest income	(3,186)	463	(3,649)	(9,471)	(5,536)	(3,935)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(828)	(1.056)	228	(796)	(695)	(101)
Savings accounts	(80)	(81)	1	(263)	(205)	(58)
Time deposits	(1,067)	(1,487)	420	(4,837)	(3,992)	(845)
Other borrowings	(680)	(316)	(364)	(1,312)	(1,493)	181
Trust Preferred securities	(83)	(43)	(40)	(403)	(348)	(55)
Total interest expense	(2,738)	(2,983)	245	(7,611)	(6,733)	(878)
Increase (decrease) in net interest income	$(448)	$3,446	$(3,894)	$(1,860)	$1,197	$(3,057)

Total interest income decreased approximately $3.2 million, or 8.9% between the years ended December 31, 2009 and 2010, as the result of declines in the volume of averaging earning assets between the two periods. Earning asset volumes decreased in all earning-asset categories except federal funds sold and interest bearing deposits with the FRB between the two annual periods, with the largest decrease experienced in loans. On average, loans decreased by approximately $44.4 million between 2009 and 2010 as the Company continued to focus on the work-out of problem assets. The Company continues to maintain a high percentage of loans in its earning asset mix with loans averaging 80.4% of total earning assets for the year ended December 31, 2010, as compared to 86.1% and 89.0% for the years ended December 31, 2009 and 2008, respectively.

Total interest expense decreased approximately $2.7 million, or 37.8% between the years ended December 31, 2009 and 2010, and is attributable to significant declines in the average rates paid on interest-bearing liabilities. Between those two periods, average interest-bearing liabilities decreased by $22.7 million, and the average rates paid on these liabilities decreased by 49 basis points. Average rates decreased in all interest-bearing liabilities except junior subordinated debentures, and lower-cost deposits including NOW accounts increased while higher-cost deposits including time deposits decreased on average between the two annual periods.

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

Provision for Credit Losses

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management's continuous credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the year ended December 31, 2010 the provision to the allowance for credit losses amounted to $12.5 million as compared to $13.4 million and $9.5 million for the years ended December 31, 2009 and 2008, respectively.

Provisions to the allowance for credit losses during 2010 included large provisions during the fourth quarters of the year as additional problem loans and further deterioration in existing problem loans were identified during the fourth quarter of 2010. The Company’s review of adequacy of the allowance for loans losses during the fourth quarter included reassessments of the economic improvements seen during the first half of the year which appeared to slow or stall during the third and fourth quarters of 2010 due in part to the prolonged nature of the economic downturn. The Company has determined in working with its bank regulators that many of its loans required a more adverse classification and a greater provision for loan losses than had been taken in prior comparable periods.

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

The amount provided to the allowance for credit losses during 2010 brought the allowance to 3.75% of net outstanding loan balances at December 31, 2010, as compared to 2.96% of net outstanding loan balances at December 31, 2009, and 2.12% at December 31, 2008.

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicated and the net changes between those years:
	Years Ended December 31,			Increase (decrease) during Year
(In thousands)	2010	2009	2008	2010	2009
Customer service fees	$3,812	$3,882	$4,656	$(70)	$(774)
Increase in cash surrender value of BOLI	554	544	639	10	(95)
Gain (loss) on disposition of securities	68	(37)	24	105	(61)
(Loss) gain on sale of OREO	(85)	(793)	67	708	(860)
Gain on sale of assets	0	863	0	(863)	863
Gain on sale of loans	509	0	0	509	0
Proceeds from life insurance	174	0	0	174	0
Gain (loss) on swap ineffectiveness	0	0	9	0	(9)
Gain on fair value option of financial liabilities	316	1,145	1,363	(829)	(218)
(Loss) gain on sale of fixed assets	(11)	22	(4)	(33)	26
Shared appreciation income	0	23	265	(23)	(242)
Other	602	656	1,324	(54)	(668)
Total	$5,939	$6,305	$8,343	$(366)	$(2,038)

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers and, to a lesser extent, gains on sales of Company assets and other miscellaneous income. Noninterest income for the year ended December 31, 2010 decreased $366,000 or 5.8% when compared to the previous year, and decreased $2.4 million or 28.8% when compared to the year ended December 31, 2008.

Customer service fees continue to provide a substantial part of noninterest income over the three years presented, representing 64.2%, 61.5%, and 55.8% of total noninterest income for the years ended December 31, 2010, 2009, and 2008, respectively. Customer service fees decreased $70,000 between the years ended December 31, 2009 and December 31, 2010, and decreased $774,000 between the years ended December 2008 and December 31, 2009. Much of the decrease in customer service fees between 2008 and 2009 is attributable to decreases in ATM fee income.

During the year ended December 31, 2010, the Company realized gains on the sale of loans totaling $509,000 as the result of the sale of two $17.1 million purchase real estate mortgage portfolios, as well as $174,000 from insurance proceeds on an insurance policy held as collateral on a previously charged-off loan. Additionally, the Company also saw reductions of $708,000 in losses on the disposition of OREO properties during the year ended December 31, 2010 as compared to the previous year.

Decreases in noninterest income were experienced primarily in two categories during 2010. Fair value gains on the Company’s junior subordinated debt totaled $316,000 for the year ended December 31, 2010, representing a decrease of  $829,000 from the gains recognized during 2009. In addition, during the year ended December 31, 2009, the Company recognized gains of $863,000 on the sale of a large inventory of agricultural equipment that had been foreclosed upon during the years. The gains were not again realized during 2010.

Decreases in noninterest income were experienced in all but two categories during 2009, with decreases experienced in customer service fees, gains in OREO sales, and shared appreciation income. Increases were experienced in gains on sale of assets as the Company disposed of a large inventory of agricultural equipment that had been foreclosed upon during the year. The decrease of $760,000 in other noninterest income experienced during 2009 includes a decrease of approximately $312,000 on OREO rental income; an income decline which the Company does not expect to see change in the future. The loss of $37,000 realized during 2009 on the disposition of investment securities was the result of the sale of a $5.0 million mutual fund that was disposed of for liquidity purposes. The Company has experienced decreases in gains realized from the sale of other real estate owned through foreclosure and, actually realized net pre-tax losses of $793,000 during 2009 as compared to net pre-tax gains of $67,000 for the year ended December 31, 2008. During 2009, the Company accelerated the process of disposing of properties when economically possible rather than continue to hold them and incur ongoing carrying costs to maintain the properties. Additionally, decreases of approximately $450,000 were experienced in revenue generated by the Company’s financial services department between the years ended December 31, 2008 and December 31, 2009.

Shared appreciation income has decreased over the three years presented, with decreases of $23,000 between 2009 and 2010, as compared to decreases of $242,000 between 2008 and 2009. Shared appreciation income results from agreements between the Company and the borrower on certain construction loans where the Company agrees to receive interest on the loan at maturity rather than monthly and the borrower agrees to share in the profits of the project. The profit is determined by the appraised value of the completed project and subsequent refinancing or sale of the project. Due to the difficulty in calculating future values, shared appreciation income is recognized when received. The Company has not participated in a significant number of shared appreciation projects in the past, and as a result of the economic deterioration in the real estate markets over the past several years, we anticipate little or no shared appreciation income in the future.

Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
		% of		% of		% of
		Average		Average		Average
		Earning		Earning		Earning
(Dollars in thousands)	Amount	Assets	Amount	Assets	Amount	Assets
Salaries and employee benefits	$8,949	1.47%	$8,551	1.35%	$10,610	1.53%
Occupancy expense	3,789	0.62%	3,692	0.58%	3,954	0.57%
Data processing	85	0.01%	102	0.02%	279	0.04%
Professional fees	2,081	0.34%	2,201	0.35%	1,482	0.21%
FDIC/DFI assessments	2,546	0.42%	1,203	0.19%	535	0.08%
Directors fees	232	0.04%	253	0.04%	262	0.04%
Amortization of intangibles	769	0.13%	885	0.14%	972	0.14%
Correspondent bank service charges	315	0.05%	362	0.06%	427	0.06%
Writedown on investment	355	0.06%	0	0.00%	23	0.00%
Impairment loss on OREO	2,831	0.46%	1,324	0.21%	887	0.13%
Impairment loss on intangible assets	57	0.01%	81	0.01%	648	0.09%
Impairment loss on Goodwill	1,414	0.23%	3,026	0.48%	0	0.00%
Impairment loss on investment securities	1,253	0.21%	843	0.13%	0	0.00%
Loss on lease assets held for sale	0	0.00%	0	0.00%	0	0.00%
Loss on CA Tax Credit Partnership	424	0.07%	428	0.07%	432	0.06%
OREO expense	1,532	0.25%	1,612	0.26%	418	0.06%
Other	2,388	0.39%	3,403	0.54%	2,422	0.35%
Total	$29,020	4.76%	$27,966	4.43%	$23,351	3.37%

Noninterest expense, excluding provision for credit losses and income tax expense, totaled $29.0 million for the year ended December 31, 2010 as compared to $28.0 million and $23.4 million for the years ended December 31, 2009 and 2008, respectively. These figures represent an increase of $1.1 million or 3.8% between the years ended December 31, 2009 and 2010 and an increase of $4.6 million or 19.8% between the years ended December 31, 2008 and 2009. As a percentage of average earning assets, total noninterest expense has increased over the past three years primarily as the result of increases in impairment losses on OREO, goodwill and other assets held by the Company, increases in professional fees related to problem assets and foreclosed properties, as well as increases in FDIC insurance assessments. Noninterest expense amounted to 4.76% of average earning assets for the year ended December 31, 2010 as compared to 4.43% at December 31, 2009 and 3.37% for the year ended December 31, 2008.

Increases in noninterest expense between the years ended December 31, 2009 and December 31, 2010 include impairment losses of $2.8 million on OREO, other-than-temporary impairment losses of $1.3 million on investment securities, and impairment losses of $1.4 million on goodwill. The amount expensed as other-than-temporary impairment losses on the investment securities represents the identified credit-related portion of the impairment. With the prolonged economic downturn, impairment loss continued as the values on many assets declined. Impairment losses on OREO properties are also a function of an increase in the volume of OREO acquired during the last several years, which is also reflected in OREO expense of $1.5 million for the year ended December 31, 2010. During the year ended December 31, 2010, the Company recognized a write-down on an equity investment in bank stock totaling $355,000 as a result of continued deterioration in the economic condition of the company, reflected in a stock price that continued to decline over later half of the year. FDIC insurance assessments increased $1.4 million during 2010 reflecting both the financial condition of the Bank and a general increase in insurance assessment rates within the industry.

The net increase in noninterest expense between the years ended December 31, 2008 and 2009 is in large part the result of $3.0 million in goodwill impairment losses taken during second quarter of 2009. Other changes in noninterest expense are comprised of reductions in salaries and bonus incentives of nearly $2.1 million, and reductions in occupancy and data processing costs of $262,000, which were more than offset by increases in OREO impairment and overhead costs, legal fees, FDIC insurance assessments, and other expenses associated with nonperforming and foreclosed loans, as well as changes in the components of other impairment losses taken on various assets of the Company.  During the year ended December 31, 2009, the Company recognized $843,000 in impairment losses ($163,000 during the first quarter, $240,000 during the second quarter, $317,000 during the third quarter, and $123,000 during the fourth quarter of 2009) on three of its residential collateralized mortgage obligations which were determined to be other-than-temporarily impaired      As the economy has declined between 2008 and 2009, the Company streamlined certain departments to more effectively control salary and employee benefit costs where the levels of business are lower than they have been historically. The increase of $981,000 in other noninterest expense between the years ended December 31, 2009 and 2008 is primarily the result of a legal settlement totaling $800,000 for a disputed ATM servicing contract with a third-party servicer.

During the years ended December 31, 2010, 2009, and 2008, the Company recognized stock-based compensation expense of $41,000 (less than $0.01 per share basic and diluted), $53,000 (less than $0.01 per share basic and diluted), and $110,000 ($0.01 per share basic and diluted), respectively. This expense is included in noninterest expense under salaries and employee benefits. Under the current pool of stock options, the Company expects stock-based compensation expense to be about $4,600 per quarter for 2011, about $2,500 per quarter for 2012, and decline after that through 2015. If new stock options are issued, or existing options fail to vest due, for example, to forfeiture, actual stock-based compensation expense in future periods will change.

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

Pursuant to the guidance, the Company reviewed its REIT tax position as of January 1, 2007 (adoption date of the new guidance), and then has again reviewed its position each subsequent quarter since adoption. The Bank, with guidance from advisors, believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007 the Company recorded an adjustment of $1.3 million to beginning retained earnings upon adoption of the new guidance related to uncertainty in income taxes to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. During the years ended December 31, 2009, 2008, and 2007, the Company increased the unrecognized tax liability by an additional $87,000 in interest for each of the three years, bringing the total recorded tax liability to $1.6 million at December 31, 2009. The Company has determined that there has been no material change to its position on the REIT from that at December 31, 2009, and as a result recorded additional interest liability of $87,000 during the year ended December 31, 2010. It is the Company’s policy to recognize interest and penalties as a component of income tax expense. The Company has reviewed all of its tax positions as of December 31, 2010, and has determined that, other than the REIT, there are no other material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets decreased by $15.0 million or 2.2% during the year to $678.2 million at December 31, 2010, and decreased $82.9 million or 10.9% from the balance of $761.1 million at December 31, 2008. During the year ended December 31, 2010, decreases of $68.2 million were experienced in net loans as construction and real estate lending continued to slow and approximately $14.2 million in problem loans were transferred to OREO, while another $11.9 million was charged off against the allowance for loan losses. Overnight interest-bearing deposits in the Federal Reserve Bank, and federal funds sold, increased a net $70.9 million, while investment securities decreased by $19.9 million during the year ended December 31, 2010. Total deposits of $557.5 million at December 31, 2010 decreased $4.2 million or 0.8% from the balance reported at December 31, 2009, but increased $49.0 million or 9.6% from the balance of $508.5 million reported at December 31, 2008. Declines of $47.8 million in brokered time deposits were partially offset by growth in NOW, money market, and other interest-bearing deposit accounts. Decreases in brokered time deposits during 2010 are the result of the Company’s plan to reduce its dependence on brokered deposits and other wholesale funding sources.

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

Earning assets averaged approximately $609.8 million during the year ended December 31, 2010, as compared to $631.8 million and $692.5 million for the years ended December 31, 2009 and 2008, respectively. Average interest-bearing liabilities decreased to $491.1 million for the year ended December 31, 2010, as compared to $513.8 million for the year ended December 31, 2009, and decreased from the balance of $542.7 million for the year ended December 31, 2008.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $441.7 million at December 31, 2010, representing a decrease of $66.9 million or 13.2% when compared to the balance of $508.6 million at December 31, 2009, and a decrease of $102.9 million or 18.9% when compared to the balance of $544.6 million reported at December 31, 2008. Total loans decreased approximately $30.5 million during the fourth quarter of 2010, $4.4 million of which was the result of transfers of nonperforming loans to OREO, and another $5.6 million was the result of charge-offs against the reserve for loan and lease losses . Average loans totaled $534.8 million, $582.5 million, and $575.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. During 2010 average loans decreased 8.3% when compared to the year ended December 31, 2009 and decreased 15.8% compared to the year ended December 31, 2008.

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:

	2010		2009		2008		2007		2006
	Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial and industrial	$159,224	36.00%	$167,930	33.00%	$188,207	34.60%	$188,826	31.90%	$146,964	29.70%
Real estate – mortgage	157,781	35.7	165,629	32.6	130,856	24	135,252	22.8	113,613	22.9
RE construction & development	65,182	14.8	105,220	20.7	151,091	27.7	200,836	33.8	176,825	35.7
Agricultural	46,308	10.5	50,897	10	52,020	9.6	46,387	7.8	35,502	7.2
Installment/other	12,891	2.9	18,191	3.6	20,782	3.8	18,171	3.1	16,712	3.4
Lease financing	305	0.1	706	0.1	1,595	0.3	3,323	0.6	5,507	1.1
Total Loans	$441,691	100.00%	$508,573	100.00%	$544,551	100.00%	$592,795	100.00%	$495,123	100.00%

Loan volume continues to be greatest in what has historically been the Bank’s primary lending emphasis: commercial, real estate mortgage, and construction lending. With the continued deterioration of real estate markets that began in 2008, the Company experienced decreases in all loan categories during 2010, with a decrease of $40.0 million or 38.1 % in construction loans, a decrease of $8.7 million or 5.8% in commercial and industrial loans, and a decrease of 7.8 million or 4.7 % in real estate mortgage loans. Modest decreases were also experienced in agricultural loans and installment loans. Lease financing decreased $401,000 during 2010, as the Company is no longer originating commercial leases. Approximately $14.2 million of the total $66.9 million decrease in loans experienced during the year ended December 31, 2010, was the result of nonperforming loans transferred to other real estate owned when all other means of settlement were exhausted.

During 2009, the Company experienced a decrease of $45.9 million or 30.4 % in construction loans, and a decrease of $20.3 million or 10.81% in commercial and industrial loans, with minor decreases in installment as well as in agricultural loans. Lease financing decreased $889,000 during 2009. Partially offsetting these decreases were increases of $34.8 million in real estate mortgage loans, a portion of which were the result of construction loans which were completed or matured during the year and the borrower obtained longer-term financing from the Company. Approximately $20.0 million of the total $36.0 million decrease in loans experienced during the year ended December 31, 2009, was the result of nonperforming loans transferred to other real estate owned.

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

At December 31, 2010, approximately 72% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Residential housing markets remained depressed through 2009 and 2010, and as a result, residential construction loans decreased during 2009 and again during 2010. Real estate construction loans decreased $40.0 million or 38.1% during 2010, as compared to a decrease of $45.9 million or 30.4 % during 2009. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects. Agricultural loans consisting of mostly short-term, floating rate loans for crop financing, decreased $4.6 million or 9.0% between December 31, 2009 and December 31, 2010, while installment loans decreased $5.3 million or 29.1% during that same period.

The real estate mortgage loan portfolio totaling $159.2 million at December 31, 2010 consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate is the core of this segment of the portfolio, with balances of $131.6 million, $117.0 million, and $86.0 million at December 31, 2010, 2009, and 2008, respectively. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and, are mainly tied to commercial income and multi-family residential properties. The Company does not currently offer traditional residential mortgage loans, but may purchase mortgage portfolios. The residential real estate mortgage portfolio had balances of $23.8 million, $45.8 million, and $41.6 million at December 31, 2010, 2009 and 2008, respectively. During 2010, the Company sold two purchased residential real estate mortgage portfolios totaling approximately $17.1 million, resulting in the decrease in the residential mortgage portfolio during 2010. The Company also offers short to medium-term, fixed-rate, home equity loans, which totaled $2.4 million at December 31, 2010, $2.8 million at December 31, 2009, and $3.2 million at December 31, 2008.

The following table sets forth the maturities of the Bank's loan portfolio at December 31, 2010. Amounts presented are shown by maturity dates rather than repricing periods:
		Due after one
	Due in one	Year through	Due after
(In thousands)	year or less	Five years	Five years	Total
Commercial and agricultural	$108,301	$80,992	$16,239	$205,532
Real estate construction & development	31,460	33,722	0	65,182
	139,761	114,714	16,239	270,714
Real estate – mortgage	31,368	80,709	45,704	157,781
All other loans	4,790	5,154	3,252	13,196
Total Loans	$175,919	$200,577	$65,195	$441,691

For the year ended December 31, 2010, the average yield on loans was 6.02%, representing an increase of 18 basis points when compared to the year ended December 31, 2009 and was due in part to the Company utilizing rate floors intended to mitigate interest rate risk as interest rates fall, as well as to compensate the Company for additional credit risk under current market conditions. The Bank’s loan portfolio is generally comprised of short-term or floating rate loans and is therefore susceptible to fluctuations in market rates of interest.

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

At December 31, 2010, 2009 and 2008, approximately 57.6%, 60.7% and 64.0% of the Bank's loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank's fixed and floating rate loans at December 31, 2010. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

		Due after one
	Due in one	Year through	Due after
(In thousands)	year or less	Five years	Five years	Total
Accruing loans:
Fixed rate loans	$42,067	$83,345	$48,315	$173,727
Floating rate loans	111,035	107,347	15,188	233,570
Total accruing loans	153,102	190,692	63,503	407,297
Nonaccrual loans:
Fixed rate loans	4,659	8,699	287	13,645
Floating rate loans	18,158	1,186	1,405	20,749
Total nonaccrual loans	22,817	9,885	1,692	34,394
Total Loans	$175,919	$200,577	$65,195	$441,691

Securities

Following is a comparison of the amortized cost and approximate fair value of available-for-sale for the three years indicated:

	December 31, 2010				December 31, 2009
		Gross	Gross	Fair Value		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Carrying	Amortized	Unrealized	Unrealized	(Carrying
(In thousands)	Cost	Gains	Losses	Amount)	Cost	Gains	Losses	Amount)
Available-for-sale:
U.S. Government agencies	$32,486	$1,303	$(1)	$33,788	$35,119	$1,469	$(2)	$36,586
U.S Gov’t agency collateralized mortgage obligations	7,203	552	0	7,755	14,954	376	(10)	15,320
Residential mortgage obligations	11,955	0	(1,995)	9,960	14,273	0	(4,559)	9,714
Obligations of state and political subdivisions	0	0	0	0	1,252	33	0	1,285
Other investment securities	0	0	0	0	9,004	0	(498)	8,506
Total available-for-sale	$51,644	$1,855	$(1,996)	$51,503	$74,602	$1,878	$(5,069)	$71,411

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agencies	$43,110	$1,280	$(204)	$44,186
Collateralized mortgage obligations	21,317	189	(40)	21,466
Residential mortgage obligations	17,751	0	(4,951)	12,800
Obligations of state and political subdivisions	1,252	28	0	1,280
Other investment securities	13,880	0	(863)	13,017
Total available-for-sale	$97,310	$1,497	$(6,058)	$92,749

Included in other investment securities at December 31, 2009, is a short-term government securities mutual fund totaling $7.5 million, and an overnight money-market mutual fund totaling $1.0 million. Included in other investment securities at December 31, 2008, is a short-term government securities mutual fund totaling $7.7 million, a CRA-qualified mortgage fund totaling $4.9 million, and an overnight money-market mutual fund totaling $752,000. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were gross realized gains on sales of available-for-sale securities totaling $522,000 and gross unrealized losses totaling $455,000 during the year ended December 31, 2010. There were no realized gains, but there were realized losses on available-for-sale securities totaling $37,000 for the year ended December 31, 2009. There were realized gains on available-for-sale securities totaling $24,000 for the year ended December 31, 2008. There were no realized losses on securities available-for-sale during 2008.

Investment securities decreased $19.9 million between December 2009 and December 2010, as sales, maturities, and pay-downs from investment securities were not reinvested in the securities portfolio but were instead utilized to reduce brokered time deposits and FHLB term borrowings, as well as to provide short-term liquidity in overnight funds. During 2010 the Company sold it holdings in a short-term government securities mutual fund with an amortized cost of $7.6 million recognizing a loss of $449,000. Offsetting this was the sale of a U.S. government agency security with an amortized cost of $7.2 million, resulting in gains of $518,000.  In addition, during the fourth quarter of 2010, the Company made the decision, based upon credit risk issues, to sell its remaining investments in various California municipal bonds with an amortized cost of $1.2 million. The sale of the municipal bonds resulted in a net loss of just under $2,000.

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

Securities that have been temporarily impaired less than 12 months at December 31, 2010 are comprised of a single U.S. government agency security with a weighted average life of 3.29 years. As of December 31, 2010, there were three residential mortgage obligations with a total weighted average life of 3.27 years that have been temporarily impaired for twelve months or more. At December 31, 2009, the decline in market value for all but the three residential mortgage obligations (see below) is attributable to changes in interest rates and illiquidity, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

At December 31, 2010, the Company had three non-agency residential mortgage obligations which have been impaired more than twelve months. All three residential mortgage obligations were rated less than high credit quality at December 31, 2010. The residential mortgage obligations had a market value of $10.0 million and unrealized losses of approximately $2.0 million at December 31, 2010. The Company evaluated these three residential mortgage obligations for OTTI by comparing the present value of expected cash flows to previous estimates to determine whether there had been adverse changes in cash flows during the quarter. The OTTI evaluation was conducted utilizing the services of a third party specialist and consultant in MBS and CMO products. The cash flow assumptions used in the evaluation included a number of factors including changes in delinquency rates, anticipated prepayment speeds, loan-to-value ratios, changes in agency ratings, and market prices. As a result of the impairment evaluation, the Company determined that there had been adverse changes in cash flows during the quarter for two of the three residential mortgage obligations reviewed, and concluded that these three investments were other-than-temporarily impaired. During the fourth quarter of 2010, the two residential mortgage obligations had other-than-temporary-impairment losses of $2.0 million, of which $165,000 was recorded as expense and $1.9 million was recorded in other comprehensive loss. On a year-to-date basis, the three residential mortgage obligations had other-than-temporary-impairment losses of $3.2 million, of which $1.3 million was recorded as expense and $1.9 million was recorded in other comprehensive loss. The three residential mortgage obligations remained classified as available for sale at December 31, 2010.

The following summarizes temporarily impaired investment securities at December 31, 2010

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$135	$(1)	$0	$0	$135	$(1)
U.S. Government agency collateral mortgage obligations	0	0	0	0	0	0
Residential mortgage obligations	0	0	9,960	(1,995)	9,960	(1,995)
Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	0	0	0	0
Total impaired securities	$135	$(1)	$9,960	$(1,995)	$10,095	$(1,996)

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

The following summarizes temporarily impaired investment securities at December 31, 2008

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$6,471	$(204)	$0	$0	$6,471	$(204)
Collateralized mortgage obligations	4,768	(40)	0	0	4,768	(40)
Residential mortgage obligations	12,800	(4,951)	0	0	12,800	(4,951)
Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	12,137	(863)	12,137	(863)
Total impaired securities	$24,039	$(5,195)	$12,137	$(863)	$36,176	$(6,058)

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2010 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year to five years		After five years to ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale:
U.S. Government agencies	$8554	0.82%	$5,600	1.24%	$3,231	4.50%	$16,403	4.29%	$33,788	4.37%
U.S. Gov’t agency collateralized mortgage obligations	---	---	565	4.70%	6,348	4.19%	842	5.35%	7,755	4.69%
Residential mortgage obligations	---	---	---	---	---	---	9,960	7.89%	9,960	7.89%
Obligations of state and political subdivisions	---	---	---	---	---	---	---	---	---	---
Other investment securities	---	---	---	---	---	---	---	---	---	---
Total estimated fair value	$8,554	0.82%	$6,165	1.56%	$9,579	4.29%	$27,205	5.64%	$51,503	4.77%

(1) Weighted average yields are not computed on a tax equivalent basis

At December 31, 2010 and 2009, available-for-sale securities with an amortized cost of approximately $46.7 million and $66.5 million, respectively (fair value of $47.2 million and $65.3 million, respectively) were pledged as collateral for public funds, FHLB borrowings, and treasury tax and loan balances.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Total deposits decreased $4.2 million or 0.8% during the year to a balance of $557.5 million at December 31, 2010 and decreased $53.2 million or 10.5% between December 31, 2008 and December 31, 2009. Core deposits, consisting of all deposits other than time deposits of $100,000 or more and brokered deposits, continue to provide the foundation for the Bank's principal sources of funding and liquidity. These core deposits amounted to 71.5%, 66.7% and 71.9% of the total deposit portfolio at December 31, 2010, 2009 and 2008, respectively.

The following table sets forth the year-end amounts of deposits by category for the years indicated, and the dollar change in each category during the year:

	December 31,			Change during Year
(In thousands)	2010	2009	2008	2010	2009
Noninterest-bearing deposits	$139,690	$139,724	$149,529	$(34)	$(9,805)
Interest-bearing deposits:
NOW and money market accounts	181,061	158,795	136,612	22,266	22,183
Savings accounts	37,177	34,146	37,586	3,031	(3,440)
Time deposits:
Under $100,000	58,629	64,481	66,128	(5,852)	(1,647)
$100,000 and over	140,909	164,514	118,631	(23,605)	45,883
Total interest-bearing deposits	417,776	421,936	358,957	(4,160)	62,979
Total deposits	$557,466	$561,660	$508,486	$(4,194)	$53,174

As a result of the March 2010 agreement with the Federal Reserve Bank, the Company will continue to reduce its reliance on brokered and other wholesale funding sources. The Company has a written plan, approved by the Federal Reserve Bank, to improve its liquidity position which includes a timetable to reduce the Bank’s reliance on brokered deposits and other wholesale funding, and specific liquidity targets and parameters to meet contractual obligations and unanticipated demands. Under the plan, the Company will systematically reduce the level of brokered deposits to peer levels (as percentage of total deposits) over a period of approximately two years. This will be achieved by letting some or all of the maturing brokered deposits run-off as needed to achieve planned reductions in brokered deposits at the end of each quarter over the two-year period.

During the year ended December 31, 2010, decreases were experienced primarily in time deposits, as brokered time deposits were allowed to runoff as part of the Company’s plan to reduce brokered deposits and other wholesale funding. While total time deposits decreased $29.5 million or 12.9% during the year ended December 31, 2010, brokered deposits, a component of total time deposits, decreased $47.8 million or 37.0% during the year. NOW and money market accounts increased  $22.3 million or 14.0% while savings accounts increased $3.0 million or 8.9% during the year ended December 31, 2010.  Pricing of brokered time deposits and other wholesale deposits have remained low over the past two years and have provided a viable alternate to borrowings from the Federal Reserve or the FHLB. The Company believes this rate structure will eventually turn, and wholesale funding sources, both deposits and borrowings, will again become expensive relative to other core deposits in the marketplace. Although the Company will continue to use pricing strategies to control the overall level of time deposits and other borrowings as part of its balance sheet and liquidity planning process, the March 2010 agreement with the Federal Reserve Bank requires reductions in brokered deposits, which places increased emphasis on core deposits as part of the Company’s long-term relationship banking strategy.  As a result, core deposits, including NOW and money market accounts, and savings accounts, as well as noninterest-bearing checking accounts, continue to provide the Company’s primary funding source.

During the year ended December 31, 2009, increases were experienced in interest-bearing checking accounts and time deposits of $100,000 or more, while other deposit categories experienced small decreases. Time deposits of $100,000 or more increased $45.8 million or 38.7% during the year ended December 31, 2009, of which $36.0 million of the increase is attributable to increases in brokered deposits. The Company increased brokered deposits during 2009 as part of its liquidity strategy to reduce dependence on overnight and term borrowings from the Federal Reserve and FHLB. Although pricing on borrowing remained attractive during 2009, access to credit lines became more vulnerable as risk profiles of most banks, including the Company, increased in the declining economic environment. Increases were also experienced in NOW and money market accounts which increased $22.2 million or 16.2% during the year ended December 31, 2009.

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Between December 31, 2009 and December 31, 2010, total interest-bearing deposits decreased $4.2 million or -1.0%, while noninterest-bearing deposits decreased $34,000 less than 0.1%. Total noninterest-bearing deposits increased $63.0 million or 17.5% between December 31, 2008 and December 31, 2008, while interest-bearing deposits decreased $19.8 million or 6.6% between the same two periods presented.

On a year-to-date average, the Company experienced an increase of $42.1 million or 7.8 % in total deposits between the years ended December 31, 2009 and December 31, 2010. Between these two periods, average interest-bearing deposits increased $43.5 million or 10.8%, while total noninterest-bearing checking decreased $1.58 million or -1.1% on a year-to-date average basis. On average, the Company experienced increases in NOW accounts, savings accounts, and time deposits between the years ended December 31, 2009 and December 31, 2010, while money market accounts experienced only minor declines on average during 2010. On a year-to-date average basis, total deposits decreased $46.3 million or 7.9% between the years ended December 31, 2008 and December 31, 2009. Of that total, interest-bearing deposits decreased by $36.4 million or 8.3%, while noninterest-bearing deposits decreased $9.8 million or 6.8% during 2009. On average, the Company experienced decreases in all deposit categories except NOW accounts between the years ended December 31, 2008 and December 31, 2009.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Average		Average		Average
(Dollars in thousands)	Balance	Rate %	Balance	Rate %	Balance	Rate %
Interest-bearing deposits:
Checking accounts	$178,531	0.87%	$161,711	1.48%	$167,190	1.91%
Savings	35,336	0.39%	35,228	0.62%	40,699	1.18%
Time deposits (1)	231,876	1.09%	205,261	1.75%	230,746	3.65%
Noninterest-bearing deposits	133,458		134,925		144,772

(1) Included at December 31, 2010, are $140.9 million in time certificates of deposit of  $100,000 or more, of which $86.4 million matures in three months or less, $31.2 million matures in 3 to 6 months, $11.7 million matures in 6 to 12 months, and $11.6 million matures in more than 12 months.

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

The Company had collateralized and uncollateralized lines of credit aggregating $118.7 million and $124.2 million, as well as FHLB lines of credit totaling $32.6 million and $40.8 million at December 31, 2010 and 2009, respectively. At December 31, 2010, the Company had total outstanding balances of $32.0 million drawn against its FHLB line of credit. Of the $32.0 million in FHLB borrowings outstanding at December 31, 2010, all mature within three months and have an average rate of 0.35%. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR.

The table below provides further detail of the Company’s federal funds purchased, repurchase agreements and FHLB advances for the years ended December 31, 2010, 2009 and 2008:

	December 31,
(Dollars in thousands)	2010	2009	2008
At period end:
Federal funds purchased	$0	$0	$66,545
Repurchase agreements	0	0	0
FHLB advances	32,000	40,000	88,500
Total at period end	$32,000	$40,000	$155,045
Average ending interest rate – total	0.35%	0.86%	0.93%
Average for the year:
Federal funds purchased	$17	$40,443	$58,432
Repurchase agreements	0	0	0
FHLB advances	35,164	59,434	32,937
Total average for the year	$35,181	$99,877	$91,369
Average interest rate – total	0.69%	0.80%	2.32%
Maximum total borrowings outstanding at
Any month-end during the year:
Federal funds purchased	$0	$87,530	$160,083
FHLB advances	39,000	73,700	28,000
Total	$39,000	$161,230	$188,083

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

Loan Segments for Loan Loss Reserve Analysis		Loan Balances at December 31,
(dollars in 000's)		2010	2009	2008	2007	2006
1	Commercial and Business Loans	$154,624	$161,292	$180,750	$181,123	$143,223
2	Government Program Loans	4,600	6,638	7,457	7,703	3,741
	Total Commercial and Industrial	159,224	167,930	188,207	188,826	146,964

3	Commercial Real Estate Term Loans	131,632	117,010	86,007	95,085	71,697
4	Single Family Residential Loans	23,764	45,828	41,608	37,195	39,184
5	Home Improvement/Home Equity Loans	2,385	2,791	3,241	2,972	2,732
	Total Real Estate Mortgage	157,781	165,629	130,856	135,252	113,613

6	Total RE Construction and Development Loans	65,182	105,220	151,091	200,836	176,825

7	Total Agricultural Loans	46,308	50,897	52,020	46,387	35,502

8	Consumer Loans	12,462	17,939	20,370	17,521	16,327
9	Overdraft protection Lines	74	73	80	85	82
10	Overdrafts	355	179	332	565	303
	Total Installment/other	12,891	18,191	20,782	18,171	16,712

11	Total Lease Financing	305	706	1,595	3,323	5,507

	Total Loans	$441,691	$508,573	$544,551	$592,795	$495,123

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

Management determines the loss factors for problem-graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. The twelfth quarter loss factor is compared to the 4th and 8th quarter loss factors and the average loss factor for the 12 quarters.  The model may be more heavily weighted on the most current periods if those periods are more indicative of future trends because losses are accelerating in the shorter term. Based on an analysis of the information, current economic conditions and current and historical loss trends for the Bank, the existing net loss factors, prior to qualitative adjustment, are adjusted to recognize and quantify the loss exposure from changes in loss histories and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss.” Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss. At December 31, 2010, problem graded or “classified” loans totaled $53.6 million or 12.1% of gross loans, as compared to $69.6 million or 13.7% of gross loans at December 31, 2009.

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

The formula allowance includes reserves for certain off-balance sheet risks including letters of credit, unfunded loan commitments, and lines of credit. Reserves for undisbursed commitments are generally formula allocations based on the Company’s historical loss experience and other loss factors, rather than specific loss contingencies. At December 31, 2010, 2009 and 2008, the formula reserve allocated to undisbursed commitments totaled $189,000, $234,000 and $313,000, respectively. The reserve for unfunded commitments is considered a reserve for contingent liabilities and is therefore carried as a liability on the balance sheet for all periods presented.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at December 31, 2010, 2009 and 2008.

	Balance	Balance	Balance
(in 000's)	December 31, 2010	December 31, 2009	December 31, 2008
Specific allowance – impaired loans	$11,326	$7,974	$4,972
Formula allowance – classified loans not impaired	394	1,979	2,113
Formula allowance – special mention loans	493	587	752
Total allowance for special mention and classified loans	12,213	10,540	7,837

Formula allowance for pass loans	4,281	4,476	3,550
Unallocated allowance	26	0	142
Total allowance	$16,520	$15,016	$11,529

Impaired loans	$50,998	$53,794	$48,946
Classified loans not considered impaired	2,585	15,816	33,758
Total classified loans	$53,583	$69,610	$82,704
Special mention loans	$24,645	$27,939	$32,285

Although the total loan portfolio has declined over the past three years from $543.3 million at December 31, 2008 to $507.7 million at December 31, 2009, to $441.0 million at December 31, 2010, the level of nonperforming loans has remained high over the past three years, but declined from $51.1 million at December 31, 2009 to $46.9 million at December 31, 2010. During the same period, total classified loans decreased from a high of $82.7 million at December 31, 2008 to $69.6 million at December 31, 2009 and then decreased to $53.6 million at December 31, 2010.

	December 31,	December 31,	December 31,
	2010	2009	2008
Allowance for loan losses - period end	$16,520	$15,016	$11,529

Net loans charged off during period	(10,971)	(9,888)	(5,428)
LLR Provision during period	12,475	13,375	9,526

Loans outstanding at period-end	$441,046	$507,709	$543,317
ALLL as % of loans at period-end	3.75%	2.96%	2.12%

Nonaccrual loans	$34,394	$34,757	$45,671
Restructured Loans	12,554	16,026	0
Total nonperforming loans	46,948	50,873	45,671
ALLL as % of nonperforming loans	35.19%	29.57%	25.24%

Impaired loans	$50,998	$53,794	$48,946
Classified loans not considered impaired	2,585	15,816	33,758
Total classified loans	$53,583	$69,610	$82,704
ALLL as % of classified loans	30.83%	21.57%	13.94%

Impaired loans decreased approximately $2.8 million between December 31, 2009 and December 31, 2010, but increased approximately $5.2 million during the quarter ended December 31, 2010. The specific allowance related to impaired loans increased $3.4 million and $4.0 million for the year ended and quarter ended December 31, 2010. The formula allowance related to loans that are not impaired (including special mention and substandard) decreased approximately $1.7 million between December 31, 2009 and December 31, 2010, and decreased $610,000 during the quarter ended December 31, 2010. Decreases in the formula allowance for the year ended December 31, 2010 were the result of decreases in the volume of loans in those categories, which was only partially offset by increases in adjusting factors for current economic trends and conditions, and trends in delinquent and nonaccrual loans. The level of “pass” loans decreased approximately $46.6 million during the year ended December 31, 2010, and the related formula allowance decreased $195,000 during 2010 as a result of that volume decrease which more than offset increases in percentage loss allocations, as well as factor allocation increases due to current economic conditions.

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

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors, which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentration, and 10) other business conditions. There were no changes in estimation methods or assumptions during 2010 that affected the methodology for assessing the overall adequacy of the allowance for credit losses.

Management and the Company’s lending officers evaluate the loss exposure of classified and impaired loans on a weekly and monthly basis, and through discussions and officer meetings as conditions change. The Company’s Loan Committee meets weekly and serves as a forum to discuss specific problem assets that pose significant concerns to the Company, and to keep the Board of Directors informed through committee minutes. All special mention and classified loans are reported quarterly on Criticized Asset Reports, which are reviewed by senior management. With this information, the migration analysis and the impaired loan analysis are performed on a quarterly basis and adjustments are made to the allowance as deemed necessary. As the real estate market and economic crisis became more severe beginning during the later part of 2008, the Company has successfully worked with many of its borrowers to re-margin loans as collateral values declined, weakening the Company’s credit position and increasing the potential for losses. This process of working with potentially troubled borrowers is monitored closely through the loan review process.

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

At December 31, 2010 and 2009, the Company's recorded investment in loans for which impairment has been recognized totaled $51.0 million and $53.8 million, respectively. Included in total impaired loans at December 31, 2010, are $40.9 million of impaired loans for which the related specific allowance is $11.3 million, as well as $10.1 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2009 included $26.3 million of impaired loans for which the related specific allowance is $8.0 million, as well as $27.5 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $49.8 million, $59.6 million and $31.7 million during the years ended December 31, 2010, 2009 and 2008, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method. For the years ended December 31, 2010 and 2009, the Company recognized $561,000 and $326,000, respectively, in income on such loans. For the year ended December 31, 2008, the Company recognized no income on such loans.

The largest category of impaired loans during the year ended December 31, 2010 has been real estate construction and development loans, with that loan category comprising almost 45% of total impaired loans at December 31, 2010. Impaired construction loans decreased $2.8 million, impaired commercial and industrial loans increased $5.8 million, and impaired agricultural loans increased $3.1 million during the year ended December 31, 2010. With the decline in impaired balances for construction loans during the year ended December 31, 2010, the specific reserve related to impaired construction loans decreased approximately $150,000 during 2010, while specific reserves related to commercial and industrial loans increased $2.6 million during 2010. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans, approximately $37.8 million or 74.1% are secured by real estate at Dec ember 31, 2010, as compared to 39.7 million or 73.7% of total impaired loans at December 31, 2009. The following table summarizes the components of impaired loans and their related specific allowance at December 31, 2010, 2009 and 2008.

	Balance	Allowance	Balance	Allowance	Balance	Allowance
(in 000’s)	December 31, 2010	December 31, 2010	December 31, 2009	December 31, 2009	December 31, 2008	December 31, 2008
Commercial and industrial	$14,887	$5,005	$9,064	$2,383	$12,244	$2,340
Real estate – mortgage	9,922	744	12,584	536	3,689	226
RE construction and development	22,759	4,891	25,606	4,741	28,927	2,338
Agricultural	3,107	686	6,212	153	4,086	68
Installment/other	148	0	328	160	0	0
Lease financing	175	0	0	0	0	0
Total impaired loans	$50,998	$11,326	$53,794	$7,973	$48,946	$4,972

Included in impaired loans are loans modified in troubled debt restructurings (“TDR’s”), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDR’s including rate reductions, payment extensions, and forbearance. At December 31, 2010, more than $13.7 million of the total $24.9 million in TDR’s was for real estate construction and development, and there was another $5.0 million and $2.8 million related to those developers in commercial real estate and commercial and industrial, respectively at December 31, 2010.

At December 31, 2010 and 2009, the Company had approximately $3.3 million and $4.0 million, respectively, in restructured residential mortgage loans as the result of borrowers that were unable to get take-out financing at the end of their construction loan with the Company. In part to aid the borrowers retain their newly completed  homes under California Senate Bill SB1137, the Company termed these loans at market rates of interest with loans fully amortizing over 30 years with a three-to-five year repayment term. The percentage breakout of TDR’s at December 31, 2010 is similar to the percentage breakout of the $26.1 million in TDR’s reported at December 31, 2009, The majority of these credits are related to real estate construction projects that have slowed significantly or stalled, and the Company has sought to restructure the credits to allow the construction industry time to recover, and the developers time to finish projects at a slower pace which reflects current market conditions in the San Joaquin Valley. Concessions granted in these circumstances include lengthened maturity terms, lower lot release prices, or rate reductions that will enable the borrower to finish the construction projects and repay their loans to the Company. The downturn in the real estate construction market has been protracted, and although the Company has had some success in its restructuring efforts, it is difficult to conclude that we will be entirely successful in our efforts. Areas such as Bakersfield California have been slower to recover than others in out market area. If conditions deteriorate beyond current expectations, the Company may be required to make additional concessions in the future including lower lot release prices to allow borrowers to complete and sell construction units at lower prices currently reflected in the real estate market.

The following tables summarizes TDR’s by type, classified separately as nonaccrual or accrual, which are included in impaired loans at December 31, 2010 and December 31, 2009.

	Total TDR's	Nonaccrual TDR's	Accruing TDR's
(in thousands)	December 31, 2010	December 31, 2010	December 31, 2010
Commercial and industrial	$2,751	$1,359	$1,392
Real estate - mortgage:
Commercial real estate	5,019	0	5,019
Residential mortgages	3,261	0	3,261
Home equity loans	93	43	50
Total real estate mortgage	8,373	43	8,330
RE construction & development	13,730	10,978	2,752
Agricultural	0	0	0
Installment/other	80	0	80
Lease financing	0	0	0
Total Troubled Debt Restructurings	$24,934	$12,380	$12,554

	Total TDR's	Nonaccrual TDR's	Accruing TDR's
(in thousands)	December 31, 2009	December 31, 2009	December 31, 2009
Commercial and industrial	$3,877	$227	$3,650
Real estate - mortgage:
Commercial real estate	3,593	0	3,593
Residential mortgages	3,961	337	3,624
Home equity loans	51	0	51
Total real estate mortgage	7,605	337	7,268
RE construction & development	14,405	9,475	4,930
Agricultural	0	0	0
Installment/other	178	0	178
Lease financing	0	0	0
Total Troubled Debt Restructurings	$26,065	$10,039	$16,026
Of the $24.9 million in total TDR’s at December 31, 2010, $12.4 million were on nonaccrual status at period-end. Of the $26.1 million in total TDR’s at December 31, 2009, $10.0 million were on nonaccrual status at period-end. As of December 31, 2010, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

The following table summarizes special mention loans by type for the nine month ended December 31, 2010 and December 31, 2009.

(in thousands)	December 31, 2010	December 31, 2009
Commercial and industrial	$7,769	$5,169
Real estate - mortgage:
Commercial real estate	4,419	2,278
Residential mortgages	195	0
Home equity loans	0	0
Total real estate mortgage	4,614	2,278
RE construction & development	10,737	20,492
Agricultural	1,525	0
Installment/other	0	0
Lease financing	0	0
Total Special Mention Loans	$24,645	$27,939

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

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Total loans outstanding at end of period before deducting allowances for credit losses	$441,045	$507,709	$543,317	$591,056	$488,680
Average net loans outstanding during period	$490,421	$534,830	$582,500	$575,448	$464,514

Balance of allowance at beginning of period	$15,016	$11,529	$7,431	$4,381	$4,295
Loans charged off:
Real estate	(8,119)	(4,245)	(3,103)	(4,005)	0
Commercial and industrial	(2,878)	(5,648)	(1,890)	(303)	(290)
Lease financing	(81)	(122)	(281)	(8)	(163)
Installment and other	(858)	(130)	(271)	(177)	(48)
Total loans charged off	(11,936)	(10,145)	(5,545)	(4,493)	(501)
Recoveries of loans previously charged off:
Real estate	10	1	0	0	0
Commercial and industrial	940	245	92	46	195
Lease financing	0	1	14	0	1
Installment and other	15	10	11	18	43
Total loan recoveries	965	257	117	64	239
Net loans charged off	(10,971)	(9,888)	(5,428)	(4,429)	(262)

Reclassification of off-balance sheet reserve	0	0	0	0	0
Reserve acquired in business acquisition	0	0	0	1,268	0
Provision charged to operating expense	12,475	13,375	9,526	6,211	328
Balance of allowance for credit losses at end of period	$16,520	$15,016	$11,529	$7,431	$4,361

Net loan charge-offs to total average loans	2.24%	1.85%	0.93%	0.77%	0.06%
Net loan charge-offs to loans at end of period	2.49%	1.95%	1.00%	0.75%	0.05%
Allowance for credit losses to total loans at end of period	3.75%	2.96%	2.12%	1.26%	0.89%
Net loan charge-offs to allowance for credit losses	66.41%	68.85%	47.08%	59.60%	6.01%
Net loan charge-offs to provision for credit losses	87.94%	73.93%	56.98%	71.31%	79.88%

Both net loan charge-offs and recoveries increased during the year ended December 31, 2010 when compared to the year ended December 31, 2009.  Loan charge-offs of $12.0 million experienced during the year ended December 31, 2010 included a $2.5 million charge-off of an impaired nonaccrual loan which had a specific reserve of $2.1 million at December 31, 2010, a charge-off of $857,000 on a $2.1 million nonaccrual loan transferred to OREO during the second quarter of 2010, and a $600,000 charge-off resulting from a short-sale of the underlying collateral for a real-estate secured loan. Charge-offs during the fourth quarter of 2010 includes $676,000 in an agricultural loan, approximately $1.3 million in commercial and industrial loans, as well as approximately $3.2 million in construction and real estate commercial loans. Recoveries during 2010 included $846,000 in death benefit proceeds received during the second quarter from a life insurance policy held as collateral on a loan that had been charged-off during 1998.

The following is a summary of the quarterly activity in the allowance for loan losses for the year ended December 31, 2010
Description	Loss	Recoveries	Provision	Balance
Balance Forward				$15,016
1st quarter - 2010	$449	$6	$1,631	16,204
2nd quarter - 2010	5,551	885	519	12,057
3rd quarter - 2010	329	21	1,226	12,975
4th quarter - 2010	5,607	53	9,099	16,520
Total YTD - 2010	$11,936	$965	$12,475	$16,520

At December 31, 2010 and 2009, $189,000 and $234,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities.

Management believes that the 3.75% credit loss allowance to total loans at December 31, 2010 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

	2010		2009		2008		2007		2006
	Allowance		Allowance		Allowance		Allowance		Allowance
	for Credit	% of	for Credit	% of	For Credit	% of	for Credit	% of	for Credit	% of
(Dollars in thousands)	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans
Commercial and industrial	$8,209	36.0%	$7,125	33.0%	$4,620	34.6%	$3,008	31.9%	$1,821	29.7%
Real estate – mortgage	1,620	35.7%	1,426	32.6%	787	24.0%	593	22.8%	619	22.9%
RE construction and development	5,763	14.8%	5,561	20.7%	4,795	27.7%	3,070	33.8%	1,123	35.7%
Agricultural	850	10.5%	334	10.0%	1,035	9.6%	559	7.8%	310	7.1%
Installment/other	49	2.9%	535	3.6%	101	3.8%	133	3.1%	187	3.4%
Lease financing	3	0.1%	35	0.1%	49	0.3%	68	0.6%	161	1.1%
Not allocated	26	--	0	--	142	--	0	--	140	--
	$16,520	100.0%	$15,016	100.0%	$11,529	100.0%	$7,431	100.0%	$4,361	100.0%

During 2010, reserve allocations increased in all categories except installment loans and lease financing loans, which decreased approximately $486,000 and $32,000, respectively, during the year. Increases in reserve allocations during 2010 are primarily the result of declining collateral values during the year.

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

The following summarizes the Company’s allowance for credit losses related to the specific, formula, and unallocated reserves for the year-ends shown:

	December 31,
(Dollars in 000’s)	2010	2009	2008	2007	2006
Formula allowance	$5,168	$7,043	$6,414	$6,447	$3,637
Specific allowance	11,326	7,973	4,973	984	584
Unallocated allowance	26	0	142	0	140
Total allowance	$16,520	$15,016	$11,529	$7,431	$4,361

At December 31, 2010, the allowance for credit losses totaled $16.5 million, and consisted of $5.2 million in formula allowance, $11.3 million in specific allowance, and $26 in unallocated allowance. At December 31, 2010, $4.9 million of the specific allowance was allocated to real estate construction loans, and the remaining $5.0 million, $476,000, $241,000, and $686,000 were allocated to commercial and industrial loans, commercial real estate, residential mortgage loans, and agricultural loans, respectively

At December 31, 2009, the allowance for credit losses totaled $15.0 million, and consisted of $7.0 million in formula allowance, $8.0 million in specific allowance, and no unallocated allowance. At December 31, 2009, $4.7 million of the specific allowance was allocated to real estate construction loans, and the remaining $2.4 million, $536,000, $160,000, and $153,000 were allocated to commercial and industrial loans, commercial real estate, installment loans, and agricultural loans, respectively.

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

The total formula allowance decreased approximately $1.9 million between 2009 and 2010, primarily as the result of decreased volume in “pass” loans. The formula allowance for commercial loans decreased $1.5 million during 2010, and decreased $330,000 for installment loans, with only minor changes in other loan categories. Between December 31, 2009 and December 31, 2010, substandard loans decreased $10.1 million, while special mention and doubtful loans decreased $3.7 million and $2.5 million, respectively.

The total formula allowance increased approximately $629,000 between 2008 and 2009, primarily as the result of increased loss factors applied to “pass loans” which more than outweighed the decline in volume of “pass” loans. Between December 31, 2008 and December 31, 2009, subsubstandard loans decreased $14.5 million, while special mention loans decreased $5.9 million, but the specific reserve increased $3.0 million during the period as a result of deterioration in the impaired loan portfolio.

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

Although in some instances, the downgrading of a loan resulting from the factors used by the Company in its allowance analysis has been reflected in the formula allowance, management believes that in some instances, the impact of material events and trends has not yet been reflected in the level of nonperforming loans or the internal risk grading process regarding these loans. Accordingly, the Company’s evaluation of probable losses related to these factors may be reflected in the unallocated allowance. The evaluation of the inherent losses concerning these factors involves a higher degree of uncertainty because they are not identified with specific problem credits, and therefore the Company does not spread the unallocated allowance among segments of the portfolio. At December 31, 2010 and December 31, 2008, the Company had an unallocated allowance of $26,000 and $142,000, while at December 31, 2009, the Company had no unallocated allowance. Management’s estimates of the unallocated allowance are based upon a number of underlying factors including 1) the effect of deteriorating national and local economic trends, 2) the effects of export market conditions on certain agricultural and manufacturing borrowers, 3) the effects of abnormal weather patterns on agricultural borrowers, as well as other borrowers that may be impacted by such conditions, 4) the effect of increased competition in the Company’s market area and the resultant potential impact of more relaxed underwriting standards to borrowers with multi-bank relationships, 5) the effect of soft real estate markets, and 6) the effects of having a larger number of borrowing relationships which are close to the Company’s lending limit, any one if which were not to perform to contractual terms, would have a material impact on the allowance.

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

The following table sets forth the Company’s nonperforming assets as of the dates indicated:

	December 31,
(Dollars in thousands, except footnote)	2010	2009	2008	2007	2006
Nonaccrual loans (1)	$34,394	$34,757	$45,671	$16,158	$2,693
Restructured loans	12,554	16,026	0	23	4,906
Total non-performing loans	46,948	50,783	45,671	16,181	7,599
Other real estate owned	35,580	36,217	30,153	6,666	1,919
Total non-performing assets	$82,528	$87,000	$75,824	$22,847	$9,518

Loans, past due 90 days or more, still accruing	$547	$486	$680	$189	$0

Non-performing loans to total gross loans	10.63%	9.99%	8.39%	2.73%	1.53%
Non-performing assets to total gross loans	18.68%	17.11%	13.92%	3.85%	1.92%
Allowance for loan losses to nonperforming loans	35.19%	29.57%	25.24%	45.92%	57.38%

(1)
Included in nonaccrual loans at December 31, 2010, 2009, and 2008 are restructured loans totaling $12.4 million, $10.0 million, and 378,000, respectively. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2010, 2009, and 2008, in accordance with their original terms is approximately $1.7 million, $3.2 million, and $3.7 million, respectively.

Non-performing assets remain high at December 31, 2010, but have decreased $4.5 million between December 31, 2009 and December 31, 2010. While nonaccrual loans decreased only $363,000 between December 31, 2009 and December 31, 2010, restructured loans not included in the nonaccrual totals decreased $3.5 million as the Company sought to work-out problem credits with borrowers. The net decrease of $637,000 in other real estate owned includes additions of approximately $14.2 million in properties transferred from loans, write-downs of $2,8 million, and gross sales of more than $12.8 million during the year ended December 31, 2010.

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

The following table summarizes the nonaccrual totals by loan category for the periods shown:
	Balance	Balance	Balance	Change from	Change from
Nonaccrual Loans (in 000's):	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Commercial and industrial	$13,449	$5,355	$9,507	$8,094	$3,942
Real estate - mortgage	1,592	5,336	3,714	(3,744)	(2,122)
Real estate - construction	16,003	17,590	28,928	(1,587)	(12,925)
Agricultural	3,107	6,212	3,406	(3,105)	(299)
Installment/other	68	150	55	(82)	13
Lease financing	175	114	61	61	114
Total Nonaccrual Loans	$34,394	$34,757	$45,671	$(363)	$(11,277)

The increase of $8.1 million in commercial and industrial non-accrual loans between December 31, 2009 and December 31, 2010 is largely the result of a single large commercial lending relationship totaling $7.2 million which was transferred to nonaccrual status during the fourth quarter of 2010. The decrease of $363,000 in total nonaccrual loans between December 31, 2009 and December 31, 2010 includes transfers of nearly $14.2 million to other real estate owned. Of the $14.2 million in transfers from nonaccrual loans to other real estate owned during 2010, $4.4 million was transferred during the fourth quarter of 2010.

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

Except for the loans included in the above table, and the land development loan discussed above, there were no loans at December 31, 2010 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

Liquidity and Asset/Liability Management

The primary function of asset/liability management is to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company's principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses. Other sources of liquidity not on the balance sheet at December 31, 2010 include unused collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $119.3 million.

Cash and cash equivalents have fluctuated during the three years ended December 31, 2010, 2009, and 2008, with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2010	$98,430
December 31, 2009	$29,229
December 31, 2008	$19,426
December 31, 2007	$25,300

Cash and cash equivalents increased $69.2 million during the year ended December 31, 2010, as compared to an increase of $9.8 million during the year ended December 31, 2009, and a decrease of $5.9 million during the year ended December 31, 2008.

The Company has maintained positive cash flows from operations over the past three years, which amounted to $10.0 million, $13.3 million, and $12.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company experienced net cash inflows from investing activities totaling $71.3 million during the year ended December 31, 2010, as the Company experienced significant decreases in loans, and through the sales or OREO properties, as well as maturities of investment securities. The Company experienced net cash inflows from investing activities totaling $58.3 million during the year ended December 31, 2009, as the Company experienced maturities of investment securities and interest-bearing deposits with other banks, as well as net decreases in loans.  The Company experienced net cash outflows from investing activities totaling $9.4 million during the year ended December 31, 2008, as purchases of investment securities interest-bearing deposits in other banks exceeded net loan payoffs and maturities of investment securities during the period.

Net cash flows from financing activities, including deposit growth and borrowings, have traditionally provided funding sources for loan growth, but during 2010, 2009, and 2008 the Company experienced net cash outflows totaling $12.1 million, $61.8 million, and $9.1 million, respectively. The cash outflows experienced during 2009 were the result of reductions in levels of brokered time deposits and borrowings from the FHLB which more than offset increases in core deposits. The cash outflows experienced during 2009 were primarily the result of planned reductions in outstanding borrowings which exceeded increases in deposit accounts. During 2008 declines in net deposit accounts, as well as repurchases of the Company’s common stock, exceeded growth in financing categories, including borrowings. The Company has the ability to decrease loan growth, increase deposits and borrowings, or a combination of both to manage balance sheet liquidity.

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

The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. In addition to unused lines of credit from other banks totaling $122.3 million, the contingency plan includes identified funding sources, and steps that may be taken in the event the total liquidity ratio falls or is projected to fall below policy limits for any extended period of time. One of the primary directives of the contingency funding plan is to limit the Company’s overall level of wholesale funding to no more than 40% of deposits. The current funding program uses both asset-based and liability-based principles, and identifies core deposits as the favored funding source when attainable at a reasonable cost. The policy identifies a number of funding sources or methods the Bank ALCO committee may utilize to fulfill the Company’s liquidity funding requirements:

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

4)
The Company presently has a Discount Window facility available from the Federal Reserve Bank of San Francisco collateralized with loans as discussed above. At December 31, 2010 the Company had available credit of $120.7 million from the Federal Reserve based upon the loans pledged at that date. The Federal Reserve will monitor use of the Discount Window closely given the current status of the Company and the economy as a whole and. In addition, this credit facility may not be competitively priced under normal economic conditions. As such, the Company does not expect to use this facility except in times of crises, but does consider this to be a key contingency funding source.

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

The Company continues to utilize liability management, when needed, as part of its overall asset/liability management strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 59.1% of the Company’s loan portfolio at December 31, 2010. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At December 31, 2010, the Bank had 62.8% of total assets in the loan portfolio and a loan-to-deposit ratio of 79.1%. Liquid assets at December 31, 2010 include cash and cash equivalents totaling $98.4 million as compared to $29.3 million at December 31, 2009.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings. Core deposits, which comprise approximately 85.4% of total deposits at December 31, 2010, provide a significant and stable funding source for the Company.  At December 31, 2010, unused lines of credit with the Federal Home Loan Bank and the Federal Reserve Bank totaling $122.3 million are collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these used and unused borrowing lines totaled $230.5 million at December 31, 2010. For further discussion of the Company’s borrowing lines, see “Short Term Borrowings” included in previously in the financial condition section of this financial review. The Federal Reserve Board has notified the Bank that it will permit the Bank to draw on its line of credit with the Federal Reserve Bank only in limited circumstances and for a short duration.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Regulatory Agreement section included in Regulatory Matters of this Management’s Discussion.) The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Under an agreement with the Federal Reserve dated March 23, 2010, the Bank is precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at September 30, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. The Company has not determined how long it will defer interest payments, but under the terms of the debenture, interest payments may be deferred up to five years (20 quarters). During such deferral periods, the Company is prohibited from paying dividends on its common stock (subject to certain exceptions) and will continue to accrue interest payable on the junior subordinated debt. During the year ended December 31, 2010, the Bank paid no dividends to the parent company. During the year ended December 31, 2009, cash dividends paid by the Bank to the parent company totaled $200,000.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2010, the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In
(In thousands)	Note Reference	One Year Or Less	One to Three Years		Three to Five Years		Over Five Years		Total
Deposits without a stated maturity	6	$357,928	$	----	$	----	$	----	$357,928
Time Deposits	6	182,039		17,087		389		23	199,538
FHLB Borrowings	7	32,000							32,000
Junior Subordinated Debt (at FV)	8							10,646	10,646
Operating Leases	12	456		975		810		948	3,189
Contingent tax liabilities	9	1,669							1,669

A schedule of significant commitments at December 31, 2010 follows:

(In thousands)
Commitments to extend credit:
Commercial and industrial	$49,765
Real estate – mortgage	288
Real estate – construction	6,658
Agricultural	7,952
Installment	2,705
Revolving home equity and credit card lines	461

Standby letters of credit	1,756

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

•
Maintain sufficient capital at the Company and Bank by submitting to the Federal Reserve Bank an acceptable written plan to maintain sufficient capital at the Company, on a consolidated basis, and the Company and the Bank shall jointly submit to the Reserve Bank an acceptable written plan to maintain sufficient capital at the Bank, as a separate legal entity on a stand-alone basis that (i) complies with the applicable bank and bank holding company capital maintenance regulations and regulatory guidelines and that also considers the adequacy of the Bank’s capital, (ii) takes into account the volume of classified credits, concentrations of credit, ALLL, current and projected asset growth, and projected retained earnings, the source and timing of additional funds to fulfill the Company’s and the Bank’s future capital requirements, and a provision to notify the Federal Reserve Bank when either entity falls below the capital ratios in the accepted plan;

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

On April 28, 2010 July 30, 2010, and October 30, 2010, respectively, the Bank submitted progress reports to the Federal Reserve for the first, second, and third quarters of 2010. As of the January 30, 2011 The Company submitted a progress report for the fourth quarter of 2010. At this time, the Company and the Bank believe they are in compliance with the Agreement, including deadlines and remediation of past violations of laws and regulations regarding stale loan appraisals. During the fourth quarter of 2010, the Company identified a material weakness related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as to the valuation of OREO properties (for further discussion see Item 9A Controls and Procedures.)

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

The Bank is currently in full compliance with the requirements of the Order including its deadlines. During the fourth quarter of 2010, the Company identified a material weakness related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as to the valuation of OREO properties (for further discussion see Item 9A Controls and Procedures.)

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

Pursuant to the March 2010 Agreement with the Federal Reserve Bank, the Company and the Bank are required to maintain sufficient capital to support current and future capital needs, including compliance with Capital Adequacy Guidelines taking into account the volume of classified assets, concentrations of credit, the level of the allowance for loan losses, current and projected growth, and projected retained earnings.  Pursuant to the Order issued by the California Department of Financial Institutions in May 2010, the Bank is required to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.5%. For purposes of the Order, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 11.7% at December 31, 2010.

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

The following table sets forth the Company’s and the Bank's actual capital positions at December 31, 2010 and the regulatory minimums for the Company and the Bank to be well capitalized under the guidelines discussed above:

	Company	Bank		Regulatory
	Actual	Actual	Minimum	Minimums -
	Capital Ratios	Capital Ratios	Capital Ratios	Well Capitalized
Total risk-based capital ratio	16.17%	15.58%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	14.90%	14.35%	9.00%	6.00%
Leverage ratio	11.50%	11.04%	9.00%	5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at December 31, 2010. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an agreement with the Federal Reserve Bank that, among other things, require us to obtain the prior approval before paying a cash dividend or otherwise making a distribution on our stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company. In addition, effective October 2009, the Company elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its trust preferred securities. Under the subordinated debenture agreement, the Company is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred.  In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the year ended December 31, 2010, the Company received no cash dividends from the Bank.

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

Stock Repurchase Plan (all figures have been restated t reflect effect of 2-for-1 stock split during May 2006)

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	YTD
Shares repurchased – 2010	0	0	0	0	0
Average price paid – 2010	$--	$--	$--	$--	$--

Shares repurchased – 2009	488	0	0	0	488
Average price paid – 2009	$7.50	$--	$--	$--	$7.50

Shares repurchased – 2008	29,626	34,574	1,886	22,915	89,001
Average price paid – 2008	$15.26	$15.20	$15.09	$9.31	$13.70

Shares repurchased – 2007	117,403	306,758	28,916	59,255	512,332
Average price paid – 2007	$21.48	$19.89	$18.32	$18.32	$19.71

Shares repurchased – 2006	84	13,121	84,215	10,585	108,005
Average price paid – 2006	$16.57	$23.13	$22.21	$24.58	$22.55

On May 16, 2007, the Company announced a stock repurchase plan to repurchase, as conditions warrant, up to 610,000 shares of the Company's common stock on the open market or in privately negotiated transactions. The repurchase plan represents approximately 5.00% of the Company's currently outstanding common stock. The duration of the program is open-ended and the timing of purchases will depend on market conditions. Concurrent with the approval of the new repurchase plan, the Company canceled the remaining 75,733 shares available under the previous 2004 repurchase plan.

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

During the Year ended December 31, 2010, the Company did not repurchase any common stock. As a result of the Agreement entered into with the Federal Reserve Bank of San Francisco (FRB) during March 2010 and the Order entered into with the California Department of Financial Institutions (DFI) during May 2010, the Company is prohibited from repurchasing its common shares without prior permission of the FRB and the DFI.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At December 31, 2010 the Bank's qualifying balance with the Federal Reserve was approximately $25,000.

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

From the “Gap” report below, the Company is apparently subject to interest rate risk to the extent that its liabilities have the potential to reprice more quickly than its assets within the next year.  At December 31, 2010, the Company had a cumulative 12-month Gap of $(30.0) million or -6.5% of total earning assets.  Management believes the Gap analysis shown below is not entirely indicative of the Company’s actual interest rate sensitivity, because certain interest-sensitive assets and liabilities would not reprice to the same degree as the change in underlying market rates. Approximately $168.8 million of the floating rate loans included in the $217.5 million immediately adjustable category have rate floors and would only change to some degree if any, depending on the magnitude of changes in market rates. Of the $168.8 million in floating rate loans with rate floors, approximately $157.6 million have floors more than 100 basis points above the current loan index rate, and thus rates on those loans would not change for the first 100 basis point increase in market rates. Interest bearing checking and savings accounts which are also included in the immediately adjustable column probably would move only a portion of the total change in market rates and, in fact, might not even move at all. The effects of market value risk have been mitigated to some degree by the makeup of the Bank's balance sheet. Loans are generally short-term or are floating-rate instruments. At December 31, 2010, $378.1 million or 92.8% of the loan portfolio matures or reprices within one year, and less than 1.0% of the portfolio matures or reprices in more than 5 years.

Total investment securities including call options and prepayment assumptions, have a combined duration of approximately 3.7 years. More than $444.1 million or 96.4% of interest-bearing liabilities mature or can be repriced within the next 12 months, even though the rate elasticity of deposits with no defined maturities may not necessarily be the same as interest-earning assets.

The following table sets forth the Company's gap, or estimated interest rate sensitivity profile based on ending balances as of December 31, 2010, representing the interval of time before earning assets and interest-bearing liabilities may respond to changes in market rates of interest. Assets and liabilities are categorized by remaining interest rate maturities rather than by principal maturities of obligations.

Maturities and Interest Rate Sensitivity

	December 31, 2010
			After Three	After One
		Next Day But	Months	Year But	After
		Within Three	Within 12	Within Five	Five
(In thousands)	Immediately	Months	Months	Years	Years	Total
Interest Rate Sensitivity Gap:
Loans (1)	$217,481	$77,134	$83,468	$27,699	$1,515	$407,297
Investment securities		7,625	24,571	19,156	152	51,504
Interest bearing deposits in other banks		3,100	701	595	0	4,396
Federal funds sold and reverse repos	0					0
Total earning assets	$217,481	$87,859	$108,740	$47,450	$1,667	$463,197
Interest-bearing
transaction accounts	181,061					181,061
Savings accounts	37,177					37,177
Time deposits	3,060	105,406	74,724	16,325	23	199,538
Federal funds purchased/other borrowings	0	32,000				32,000
Junior subordinated debt		10,646				10,646
Total interest-bearing liabilities	$221,298	$148,052	$74,724	16,325	$23	$460,422

Interest rate sensitivity gap	$(3,817)	$(60,193)	$34,016	$31,125	$1,644	$2,775
Cumulative gap	$(3,817)	$(64,010)	$(29,994)	$1,131	$2,775
Cumulative gap percentage to
Total earning assets	-0.8%	-13.8%	-6.5%	0.2%	0.6%

(1) Loan balance does not include nonaccrual loans of $34.394 million..

The Company utilizes a vendor-purchased simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on a 100, 200, and 300 basis point rise and a 100, 200, and 300 basis point fall in interest rates ramped over a twelve-month period, with net interest impacts projected out as far as twenty-four months. In addition, a “most likely” scenario is projected based upon expected rate changes over the 24-month period. The model is based on the actual maturity and repricing characteristics of the Company's interest-sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment of certain assets and liabilities. Projected net interest income is calculated assuming customers will reinvest maturing deposit accounts and the Company will originate new loans. The balance sheet growth assumptions utilized correspond closely to the Company's strategic growth plans and annual budget. Excess cash is invested in overnight funds or other short-term investments such as U.S. Treasuries. Cash shortfalls are covered through additional borrowing of overnight or short-term funds. The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at December 31, 2010 the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios simulated.

The Company also utilizes the same vendor-purchased simulation model to project the impact of changes in interest rates on the underlying market value of all the Company's assets, liabilities, and off-balance sheet accounts under alternative interest rate scenarios. The resultant net value, as impacted under each projected interest rate scenario, is referred to as the market value of equity ("MV of Equity"). This technique captures the interest rate risk of the Company's business mix across all maturities. The market analysis is performed using an immediate rate shock of 100, 200, and 300 basis points up and down, and 400 basis points up, calculating the present value of expected cash flows under each rate environment at applicable discount rates. The market value of loans is calculated by discounting the expected future cash flows over either the term to maturity for fixed rate loans or scheduled repricing for floating rate loans using the current rate at which similar loans would be made to borrowers with similar credit ratings. The market value of investment securities is based on quoted market prices obtained from reliable independent brokers. The market value of time deposits is calculated by discounting the expected cash flows using current rates for similar instruments of comparable maturities. The market value of deposits with no defined maturities, including interest-bearing checking, money market and savings accounts is calculated by discounting the expected cash flows at a rate equal to the difference between the cost of these deposits and the alternate use of the funds, federal funds in this case. Assumed maturities for these deposits are estimated using decay analysis and are generally assumed to have implied maturities of less than five years.  For noninterest sensitive assets and liabilities, the market value is equal to their carrying value amounts at the reporting date. The Company's interest rate risk policy establishes maximum decreases in the Company's market value of equity of 12% and 15% in the event of an immediate and sustained 100 BP and 200 BP increase or decrease in market interest rates. As shown in the table below, the percentage changes in the net market value of the Company's equity are within policy limits for both rising and falling rate scenarios.

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at December 31, 2010 and December 31, 2009 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	December 31, 2010			December 31, 2009
Change in	Estimated MV	Change in MV	Change in MV	Estimated MV	Change in MV	Change in MV
Rates	of Equity	Of Equity $	Of Equity %	of Equity	of Equity $	Of Equity %
+ 200 BP	$72,861	$6,669	10.07%	$70,265	$5,918	9.18%
+ 100 BP	70,778	4,586	6.93%	69,482	5,127	7.97%
0 BP	66,192	0	0.00%	64,355	0	0.00%
- 100 BP	65,835	(358)	-0.54%	64,912	557	0.87%
- 200 BP	67,163	971	1.47%	66,195	1,840	2.86%

Item 8 - Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2010 and 2009

Consolidated Statements of operations and Comprehensive (loss) income -Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders' Equity -Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows -Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of United Security Bancshares and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of management’s evaluation of the Company’s internal control over financial reporting, management identified a material weaknesses in the Company’s internal control over financial reporting related to the determination of the allowance for loan losses, provision of loans losses, and valuation of OREO. The material weakness resulted from ineffective controls to accurately access on a timely basis the reserves required for impaired loans, and the overall adequacy of the allowance for loan losses, as well as the impact of lower valuations of OREO. As a result of the material weakness, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010.

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act, “Exemption for Non-accelerated Filers,” and in accordance with section 989G of the act, we are not required to provide an attestation report of our independent registered public accounting firm regarding internal control over financial reporting for this fiscal year or thereafter, until such time as we are no longer eligible for the exemption set forth therein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
United Security Bancshares and Subsidiary

We have audited the accompanying consolidated balance sheets of United Security Bancshares and Subsidiary (Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Security Bancshares and Subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles in the United States of America.

/s/ Moss Adams LLP

Stockton, California
March 31, 2011

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
December 31, 2010 and 2009
	December 31,
	2010	2009
(in thousands except shares)
Assets
Cash and due from banks	$13,259	$15,006
Cash and due from FRB	85,171	2,638
Federal funds sold	0	11,585
Cash and cash equivalents	98,430	29,229
Interest-bearing deposits in other banks	4,396	3,313
Investment securities available for sale (at fair value)	51,503	71,411
Loans and leases	441,691	508,573
Unearned fees	(645)	(865)
Allowance for credit losses	(16,520)	(15,016)
Net loans	424,526	492,692
Accrued interest receivable	2,152	2,497
Premises and equipment - net	12,909	13,296
Other real estate owned	35,580	36,217
Intangible assets	1,209	2,034
Goodwill	5,977	7,391
Cash surrender value of life insurance	15,493	14,972
Investment in limited partnerships	1,851	2,274
Deferred income taxes	8,878	7,534
Other assets	15,306	10,375
Total assets	$678,210	$693,235

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$139,690	$139,724
Interest bearing	417,776	421,936
Total deposits	557,466	561,660

Other borrowings	32,000	40,000
Accrued interest payable	222	376
Accounts payable and other liabilities	4,606	4,662
Junior subordinated debt (at fair value)	10,646	10,716
Total liabilities	604,940	617,414
Commitments and Contingencies
Shareholders' Equity
Common stock, no par value
20,000,000 shares authorized, 13,003,840 and 12,496,499 issued and outstanding, in 2010 and 2009, respectively	39,869	37,575
Retained earnings	33,807	40,499
Accumulated other comprehensive loss	(406)	(2,253)
Total shareholders' equity	73,270	75,821
Total liabilities and shareholders' equity	$678,210	$693,235

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income
Years Ended December 31, 2010, 2009 and 2008

(in thousands except shares and EPS)	2010	2009	2008
Interest Income
Loans, including fees	$29,502	$31,197	$39,669
Investment securities - AFS – taxable	2,794	4,298	5,170
Investment securities - AFS – nontaxable	58	58	68
Federal funds sold and securities purchased
under agreements to resell	36	3	18
Interest on deposits in FRB	59	3	0
Interest on deposits in other banks	41	117	222
Total interest income	32,490	35,676	45,147
Interest Expense
Interest on deposits	4,217	6,192	12,088
Interest on other borrowed funds	372	1,135	2,850
Total interest expense	4,589	7,327	14,938
Net Interest Income Before
Provision for Credit Losses	27,901	28,349	30,209
Provision for Credit Losses	12,475	13,375	9,526
Net Interest Income	15,426	14,974	20,683
Noninterest Income
Customer service fees	3,812	3,882	4,656
Increase in cash surrender value of BOLI	554	544	639
(Loss) gain on disposition of securities	68	(37)	24
(Loss) gain on sale of other real estate owned	(85)	(793)	67
Gain on sale of loans	509	0	0
Gain on sale of assets	0	863	0
Gains from life insurance	174	0	0
Gain on interest swap ineffectiveness	0	0	9
Gain on fair value option of financial liability	316	1,145	1,363
Gain (loss) on sale of premises and equipment	(11)	22	(4)
Shared appreciation income	0	23	265
Other	602	656	1,324
Total noninterest income	5,939	6,305	8,343
Noninterest Expense
Salaries and employee benefits	8,949	8,551	10,610
Occupancy expense	3,789	3,692	3,954
Data processing	85	102	279
Professional fees	2,081	2,201	1,482
FDIC/DFI insurance assessments	2,546	1,203	535
Director fees	232	253	262
Amortization of intangibles	769	885	972
Correspondent bank service charges	315	362	427
Impairment loss on other investments	355	0	23
Impairment loss on OREO	2,831	1,324	887
Impairment loss on intangible assets	57	81	648
Impairment loss on goodwill	1,414	3,026	0
Impairment loss on investment securities (cumulative total other-than-temporary loss of $4.1 million and $5.4 million net of $2.0 million and $4.6 million recognized in other comprehensive loss, pre-tax)	1,253	843	0
Loss in equity of limited partnership	424	428	432
Expense on other real estate owned	1,532	1,612	418
Other	2,388	3,403	2,422
Total noninterest expense	29,020	27,966	23,351
(Loss) Income Before Provision for Taxes on Income	(7,655)	(6,687)	5,675
(Benefit) Provision for Taxes on Income	(3,216)	(2,150)	1,605
Net (Loss) Income	$(4,439)	$(4,537)	$4,070
Other comprehensive (loss) income, net of tax
Unrealized income (loss) on available for sale securities, interest rate swaps, and unrecognized post-retirement costs - net income tax expense (benefit) of $1,232, $441, and $(1,845), respectively	1,847	670	(2,770)
Comprehensive (Loss) Income	$(2,592)	$(3,867)	$1,300
Net (Loss) Income per common share
Basic	$(0.34)	$(0.35)	$0.31
Diluted	$(0.34)	$(0.35)	$0.31
Weighted shares on which net (loss) income per common
share were based
Basic	13,003,840	13,003,840	13,047,046
Diluted	13,003,840	13,003,840	13,050,752
See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2010
				Accumulated
	Common stock			Other
	Number		Retained	Comprehensive
(in thousands except shares)	of Shares	Amount	Earnings	Income (Loss)	Total

Balance January 1, 2008	11,855,192	$32,587	$49,997	$(153)	$82,431

Director/Employee stock options exercised	8,000	70			70
Net changes in unrealized gain on available for sale securities (net of income tax benefit of $1,190)				(2,865)	(2,865)
Net changes in unrealized gain on interest rate swaps (net of income tax expense of $1)				2	2
Net changes in unrecognized past service
Costs of employee benefit plans (net of income tax expense of $62)				93	93
Dividends on common stock ($0.26 per share)			(3,081)		(3,081)
Common stock dividends	236,181	3,264	(3,264)		0
Repurchase and retirement of common shares	(89,001)	(1,220)			(1,220)
Stock-based compensation expense		110			110
Net Income			4,070		4,070

Balance December 31, 2008	12,010,372	$34,811	$47,722	$(2,923)	$79,610

Net changes in unrealized gain on available for sale securities (net of income tax expense of $557)				835	835
Net changes in unrecognized past service
Costs of employee benefit plans (net of income tax benefit of $116)				(165)	(165)
Cash dividends on common stock (cash-in-lieu on stock)			(6)		(6)
Common stock dividends	486,615	2,680	(2,680)		0
Repurchase and retirement of common shares	(488)	(4)			(4)
Other		35			35
Stock-based compensation expense		53			53
Net Loss			(4,537)		(4,537)

Balance December 31, 2009	12,496,499	$37,575	$40,499	$(2,253)	$75,821

Net changes in unrealized gain on available for sale securities (net of income tax expense of $1,340)				2,010	2,010
Net changes in unrecognized past service
Costs of employee benefit plans (net of income tax benefit of $108)				(163)	(163)
Common stock dividends	507,341	2,253	(2,253)		0
Stock-based compensation expense		41			41
Net Loss			(4,439)		(4,439)

Balance December 31, 2010	13,003,840	$39,869	$33,807	$(406)	$73,270
See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008

(in thousands)	2010	2009	2008
Cash Flows From Operating Activities:
Net (loss) income	$(4,439)	$(4,537)	$4,070
Adjustments to reconcile net(loss) income to cash provided by operating activities:
Provision for credit losses	12,475	13,375	9,598
Depreciation and amortization	2,256	2,399	2,751
Accretion of investment securities	(14)	(73)	(123)
(Gain) loss on disposition of securities	(68)	37	(24)
Decrease (increase) in accrued interest receivable	345	(103)	1,263
Decrease in accrued interest payable	(153)	(272)	(1,255)
Decrease in unearned fees	(220)	(369)	(506)
(Decrease) increase in income taxes payable	(3,899)	(1,778)	413
Stock-based compensation expense	41	53	110
Deferred income taxes	(2,569)	(838)	(1,028)
Increase in accounts payable and accrued liabilities	(13)	(53)	(427)
Impairment loss on other investments	355	0	23
Loss (gain) on sale of other real estate owned	85	793	(67)
Impairment loss on securities (OTTI)	1,253	843	0
Impairment loss on goodwill	1,414	3,026	0
Gain on sale of loans	(509)	0	0
Impairment loss on other real estate owned	2,831	1,324	887
Impairment loss on intangible assets	57	81	648
Gain on swap ineffectiveness	0	0	(9)
Gain on fair value option of financial assets	(316)	(1,145)	(1,363)
Income from life insurance proceeds	(174)	0	0
Loss (gain) on sale of premises and equipment	11	(22)	4
Increase in surrender value of life insurance	(521)	(512)	(608)
Loss in limited partnership interest	424	428	432
Net decrease (increase) in other assets	951	708	(2,204)
Net cash provided by operating activities	9,603	13,365	12,585
Cash Flows From Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(1,083)	17,119	(17,522)
Purchases of available-for-sale securities	(10,160)	(1,500)	(44,526)
Net redemption (purchase) of FHLB/FRB and other bank stock	307	(3)	(2,118)
Maturities, calls, and principal payments on available-for-sale securities	14,887	18,439	36,887
Proceeds from sales of available-for-sale securities	17,060	4,963	0
(Investment in) distribution from limited partnership	(1,577)	(33)	38
Investment in bank stock	0	0	(72)
Proceeds from life insurance settlement	1,020	99	0
Proceeds from sale of loans	17,640	0	0
Net decrease in loans	26,732	10,873	16,526
Cash proceeds from settlement of lease asset receivable	0	2,000	0
Cash proceeds from sales of foreclosed leased assets	0	0	56
Cash proceeds from sales of other real estate owned	7,660	6,780	1,710
Cash proceeds from sales of premises and equipment	22	0	0
Capital expenditures for premises and equipment	(791)	(413)	(363)
Net cash provided by (used in) investing activities	71,717	58,324	(9,384)
Cash Flows From Financing Activities:
Net increase (decrease) in demand deposit and savings accounts	25,263	8,938	(9,068)
Net (decrease) increase in certificates of deposit	(29,457)	44,236	(117,063)
Net (decrease) increase in federal funds purchased	0	(66,545)	56,165
Net (decrease) increase in FHLB borrowings	(8,000)	(48,500)	66,600
Director/Employee stock options exercised	0	0	70
Repurchase and retirement of common stock	0	(4)	(1,220)
Proceeds from note payable	75	0	0
Payment of dividends on common stock	0	(11)	(4,559)
Net cash used in financing activities	(12,119)	(61,886)	(9,075)

Net increase (decrease) in cash and cash equivalents	69,201	9,803	(5,874)
Cash and cash equivalents at beginning of year	29,229	19,426	25,300
Cash and cash equivalents at end of year	$98,430	$29,229	$19,426
See notes to consolidated statements

Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

1. Organization and Summary of Significant Accounting and Reporting Policies

Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking industries. The consolidated financial statements include the accounts of United Security Bancshares, and its wholly owned subsidiary, United Security Bank and subsidiary (the “Bank”).United Security Bancshares Capital Trust II (the “Trust”) is deconsolidated pursuant to ASC 810. As a result, the Trust Preferred Securities are not presented on the Company’s consolidated financial statements as equity, but instead the Company’s Subordinated Debentures are presented as a separate liability category. (see Note 8 to the Company’s consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, (including the Bank). United Security Bancshares operates as one business segment providing banking services to commercial establishments and individuals primarily in the San Joaquin Valley of California.

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

a.
Cash and cash equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. At times throughout the year, balances can exceed FDIC insurance limits. Generally, federal funds sold and repurchase agreements are sold for one-day periods. Repurchase agreements are with a registered broker-dealer affiliated with a correspondent bank and work much like federal funds sold, except that the transaction is collateralized by various investment securities. The securities collateralizing such transactions generally consist of U.S. Treasuries, U.S. Government and U.S. Government-sponsored agencies. The Bank did not have any repurchase agreements during 2010 or 2009, or at December 31, 2010 or 2009. All cash and cash equivalents have maturities when purchased of three months or less.

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

Declines in fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities amortized cost to fair value. Such write-downs would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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

The allowance for credit losses is increased by provisions charged to operations during the current period and reduced by loan charge-offs, net of recoveries. Loans are charged against the allowance when management believes that the collection of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, based on evaluations of the probability of collection.  In evaluating the probability of collection, management is required to make estimates and assumptions that affect the reported amounts of loans, allowance for credit losses and the provision for credit losses charged to operations.  Actual results could differ significantly from those estimates.  These evaluations take into consideration such factors as the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. The Company’s methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include the formula allowance, specific allowances, and the unallocated allowance.

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

g.
Intangible Assets and Goodwill - Intangible assets are comprised of core deposit intangibles, other specific identifiable intangibles, and goodwill acquired in branch acquisitions where the consideration given exceeded the fair value of the net assets acquired. Intangible assets and goodwill are reviewed at least annually for impairment. Core deposit intangibles of $966,000 and $1,585,000 (net of accumulated amortization and impairment losses of $6,031,000 and accumulated amortization of $5,412,000) at December 31, 2010 and 2009, respectively, are amortized over the estimated useful lives of the existing deposit bases (average of 7 years) using a method which approximates the interest method. Other specific identifiable intangibles resulting from the purchase of certain bank branches in 1997, which were non-self-sustaining businesses, of $244,000 and $380,000 (net accumulated amortization of $1.8 million and $1.6 million) at December 31, 2010 and 2009, respectively, are being amortized using a method which approximates the interest method over a period of 15 years. The identifiable intangible asset resulting from the purchase of the recurring income stream from ICG Financial Services was amortized over a period of three years and totaled $69,000 at December 31, 2009 (net accumulated amortization and impairment losses of $308,000) It was fully amortized as of December 31, 2010.

During 2010 and 2009, the Company recognized impairment losses of $57,000 and $57,000, respectively, on the core deposit intangible related to the deposits purchased in the Legacy merger consummated during February 2007. During 2009 and 2008, the Company recognized additional impairment losses of $25,000 and $24,000, respectively, on the identifiable intangible asset related to the purchased revenue of ICG Financial Services. The Company recognized no impairment losses on the identifiable intangible asset related to the purchased revenue of ICG Financial Services during 2010.

The estimated aggregate amortization expense related to intangible assets for each of the five succeeding years is as follows (in 000’s):

Year	Amortization expense
2011	$481
2012	235
2013	187
2014	63
2015	0
Total	$966

Goodwill amounts resulting from the acquisitions of Taft National Bank during April 2004, and Legacy Bank during February 2007 are considered to have an indefinite life and are not amortized. At December 31, 2010, goodwill related to Taft National Bank totaled $1.6 million, and goodwill related to Legacy Bank totaled $4.4 million. Impairment testing of goodwill is performed at the reporting level during April of each year for Taft, and during March of each year for Legacy. During 2010 and 2009, the Company recognized pre-tax and after-tax impairment adjustments of $1,414,000 and $3,026,000, respectively, on the goodwill related to the Legacy Bank merger (see Note 21 to the Company’s consolidated financial statements contained herein for details of the goodwill impairment.) The Company had no impairment adjustments related to goodwill during 2008.

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

l.
Advertising Costs - The Company expenses marketing costs as they are incurred. Advertising expense was $73,000, $64,000, and $121,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

m.
Stock Based Compensation - At December 31, 2010, the Company has a stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period). Included in salaries and employee benefits for the years ended December 31, 2010, 2009 and 2008 is $42,000, $53,000 and $110,000, respectively, of share-based compensation. The related tax benefit, recorded in the provision for income taxes, was not significant.

n.
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

o.
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

p.
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

q.	New Accounting Standards:

In June 2009, the FASB revised ASC Topic 860 “Transfers and Servicing” to amend existing guidance by eliminating the concept of a qualifying special-purpose entity (QSPE), creating more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifying other sale-accounting criteria and changing the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 and for subsequent interim and annual periods. The adoption of this standard as of January 1, 2010 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. FASB ASU No. 2010-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation. Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation are effective for the first reporting period beginning after December 15, 2009. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010. This update became effective for the Company in the quarter beginning January 1, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements which will become effective with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.”  This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

r.
Reclassifications - Certain reclassifications have been made to the 2009 and 2008 financial statements to conform to the classifications used in 2010. None of the reclassifications had an impact on equity or net (loss) income. For 2009, $667,000 in other liabilities was reclassified to other assets on the consolidated balance sheet to properly reflect income taxes receivable at December 31, 2009 and make them comparable to classifications used in 2010. In addition, for the year ended December 31, 2009, approximately $3,000 was reclassified from other noninterest income to interest on deposits in FRB to properly reflect interest income earned on deposits held at FRB during 2009 and make them comparable to the classifications used during 2010.

2. Investment Securities

Following is a comparison of the amortized cost and approximate fair value of investment securities at December 31, 2010 and December 31, 2009:

(In thousands)		Gross	Gross	Fair Value
December 31, 2010:	Amortized	Unrealized	Unrealized	(Carrying
Securities available for sale:	Cost	Gains	Losses	Amount)
U.S. Government agencies	$32,486	$1,303	$(1)	$33,788
U.S. Government collateralizedmortgage obligations	7,203	552	0	7,755
Residential mortgage obligations	11,955	0	(1,995)	9,960
Total securities available for sale	$51,644	$1,855	$(1,996)	$51,503
December 31, 2009:
Securities available for sale:
U.S. Government agencies	$35,119	$1,469	$(2)	$36,586
U.S. Government collateralized
mortgage obligations	14,954	376	(10)	15,320
Residential mortgage obligations	14,273	0	(4,559)	9,714
Obligations of state and political subdivisions	1,252	33	0	1,285
Other investment securities	9,004	0	(498)	8,506
Total securities available for sale	$74,602	$1,878	$(5,069)	$71,411

Included in other investment securities at December 31, 2009, is a short-term government securities mutual fund totaling $7.5 million, and an overnight money-market mutual fund totaling $1.0 million The commercial asset-backed trust consists of fixed and floating rate commercial and multifamily mortgage loans. The short-term government securities mutual fund invests in debt securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities, with a maximum duration equal to that of a 3-year U.S. Treasury Note.

There were gross realized gains on sales of available-for-sale securities totaling $522,000 and gross realized losses totaling $454,000 during the year ended December 31, 2010. There were no gross realized gains, but there were gross losses on available-for-sale securities totaling $37,000 during the year ended December 31, 2009.There were gross realized gains on sales of available-for-sale securities totaling $24,000 during the year ended December 31, 2008. There were no gross realized losses on available-for-sale securities during the year ended December 31, 2008.

The amortized cost and fair value of securities available for sale at December 31, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	December 31, 2010
	Amortized	Fair Value
(In thousands)	Cost	(Carrying Amount)
Due in one year or less	$8,527	$8,554
Due after one year through five years	5,500	5,600
Due after five years through ten years	3,063	3,231
Due after ten years	15,395	16,403
Collateralized mortgage obligations	19,159	17,715
	$51,644	$51,503

At December 31, 2010 and 2009, available-for-sale securities with an amortized cost of approximately $46.7 million and $66.5 million (fair value of $47.2 million and $65.4 million) were pledged as collateral for FHLB borrowings, public funds, and treasury tax and loan balances.

The Company had no held-to-maturity or trading securities at December 31, 2010 or 2009.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities at December 31, 2010 and 2009:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
December 31, 2010:	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$135	$(1)	$0	$0	$135	$(1)
U.S. Government agency collateral mortgage obligations	0	0	0	0	0	0
Residential mortgage obligations	0	0	9,960	(1,995)	9,960	(1,995)
Total impaired securities	$135	$(1)	$9,960	$(1,995)	$10,095	$(1,996)

December 31, 2009:
Securities available for sale:
U.S. Government agencies	$1,498	$(2)	$0	$0	$1,498	$(2)
U.S. Government agency collateral mortgage obligations	2,236	(10)	0	0	2,236	(10)
Residential mortgage obligations	0	0	9,714	(4,559)	9,714	(4,559)
Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	7,502	(498)	7,502	(498)
Total impaired securities	$3,734	$(12)	$17,216	$(5,057)	$20,950	$(5,069)

Temporarily impaired securities at December 31, 2010 are comprised of three (3) residential mortgage obligations, and one (1) U.S. government agency security, with a total weighted average life of 3.9 years. Temporarily impaired securities at December 31, 2009 are comprised of one (1) collateralized mortgage obligation, three (3) residential mortgage obligations, two (2) U.S. government agency securities, and one (1) other investment securities, with a total weighted average life of 1.8 years.

The Company evaluates investment securities for other-than-temporary impairment (“OTTI”) at least quarterly, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities of high credit quality are generally evaluated for OTTI under ASC Topic 320-10, “Investments – Debt and Equity Instruments.” Certain purchased beneficial interests not of high credit quality, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, are evaluated using the model outlined in ASC Topic 320-40 (formerly EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.”)

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

At December 31, 2010, the decline in fair value for all but three (see below) of the impaired securities is attributable to changes in interest rates and illiquidity, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

At December 31, 2010, the Company had three non-agency residential mortgage obligations which have been impaired more than twelve months. The three non-agency residential mortgage obligations had a fair value of $10.0 million and unrealized losses of approximately $2.0 million at December 31, 2010. All three non-agency mortgage-backed securities were rated less than high credit quality at December 31, 2010. The Company evaluated  these three non-agency residential mortgage obligations quarterly for OTTI by comparing the present value of expected cash flows to previous estimates to determine whether there had been adverse changes in cash flows during the year. The OTTI evaluation was conducted utilizing the services of a third party specialist and consultant in MBS and CMO products. The cash flow assumptions used in the evaluation included a number of factors including changes in delinquency rates, anticipated prepayment speeds, loan-to-value ratios, changes in agency ratings, and market prices. As a result of the impairment evaluation, the Company determined that there had been adverse changes in cash flows during the year for all three of the non-agency residential mortgage obligations reviewed, and concluded that these three non-agency residential mortgage obligations were other-than-temporarily impaired. During the fourth quarter of 2009, the three CMO securities had other-than-temporary-impairment losses of $4.7 million, of which $123,000 was recorded as expense and $4.6 million was recorded in other comprehensive loss. For the year ended December 31, 2009, the three CMO securities had other-than-temporary-impairment losses of $5.4 million, of which $843,000 was recorded as a charge to earnings and $4.6 million was recorded in other comprehensive loss. These three non-agency residential mortgage obligations remained classified as available for sale at December 31, 2010.

The following table details the three non-agency residential mortgage obligations with other-than-temporary-impairment, their credit rating at December 31, 2010, the related credit losses recognized in earnings for the year ended, and impairment losses included in other comprehensive loss.

December 31, 2010 (in 000’s)	RALI 2006-QS1G A10	RALI 2006 QS8 A1	CWALT 2007-8CB A9
	Rated D	Rated D	Rated CCC	Total
Amortized cost – before OTTI	$4,897	$1,491	$7,663	$14,051

Credit loss – year ended December 31, 2010	(1,338)	(404)	(354)	(2,096)
Other impairment (OCI)	(455)	(140)	(1,400)	(1,995)
Carrying amount – December 31, 2010	$3,104	$947	$5,909	$9,960

Total impairment - YTD December 31, 2010	$(1,793)	$(544)	$(1,754)	$(4,091)

The total other comprehensive loss (OCI) balance of $2.0million in the above table is included in unrealized losses of 12 months or more at December 31, 2010.

The following table details the three non-agency residential mortgage obligations with other-than-temporary-impairment, their credit rating at December 31, 2009, the related credit losses recognized in earnings for the year ended, and impairment losses included in other comprehensive loss.

December 31, 2009 (000’s)	RALI 2006-QS1G A10	RALI 2006 QS8 A1	CWALT 2007-8CB A9
	Rated CCC	Rated CCC	Rated CCC	Total
Amortized cost – before OTTI	$5,512	$1,676	$7,927	$15,115

Credit loss – year ended December 31, 2009	(555)	(200)	(88)	(843)
Other impairment (OCI)	(1,650)	(481)	(2,427)	(4,558)
Carrying amount – December 31, 2009	3,307	995	5,412	9,714

Total impairment - YTD December 31, 2009	$(2,205)	$(681)	$(2,515)	$(5,401)

The total other comprehensive loss (OCI) balance of $4.6 million in the above table is included in unrealized losses of 12 months or more at December 31, 2009.

3. Loans

Loans are comprised of the following:

	December 31,	December 31,
(In thousands)	2010	2009
Commercial and business loans	$154,624	$161,292
Government program loans	4,600	6,638
Total commercial and industrial	$159,224	$167,930
Real estate – mortgage:
Commercial real estate	131,632	117,010
Residential mortgages	23,764	45,828
Home Improvement and Home Equity loans	2,385	2,791
Total real estate mortgage	157,781	165,629
RE construction and development	65,182	105,220
Agricultural	46,308	50,897
Installment	12,891	18,191
Lease financing	305	706
Total Loans	$441,691	$508,573

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 36.0% of total loans at December 31, 2010 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide, working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 35.7% of total loans at December 31, 2010, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

●
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

•
Residential mortgage loans are provided to individuals to finance or refinance single-family residences. Residential mortgages are not a primary business line offered by the Company, and are generally of a shorter term than conventional mortgages, with maturities ranging from three to fifteen years on average. Included in this category during 2009 are two purchased fifteen-year jumbo mortgage pools acquired by the Company during 2005, with $18.4 million remaining at December 31, 2009. These two purchased residential mortgage portfolios were sold during the second quarter of 2010 resulting in a pretax gain of $509,000.

•
Home Equity loans comprise a relatively small portion of total real estate mortgage loans, and are offered to borrowers for the purpose of home improvements, although the proceeds may be used for other purposes. Home equity loans are generally secured by junior trust deeds, but may be secured by 1st trust deeds.

Real estate construction and development loans, representing 14.8% of total loans at December 31, 2010, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 10.5% of total loans at December 31, 2010 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Lease financing loans, representing 0.1% of total loans at December 31, 2010, consist of loans to small businesses, which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2010 and 2009, these financial instruments include commitments to extend credit of $67.8 million and $84.0 million, respectively, and standby letters of credit of $1.8 million and $4.0 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Occasionally, shared appreciation agreements are made between the Company and the borrower on certain construction loans where the Company agrees to receive interest on the loan at maturity rather than monthly and the borrower agrees to share in the profits of the project. Due to the difficulty in calculating future values, shared appreciation income is recognized when received. The Company does not participate in a significant number of shared appreciation projects. The Company received no shared appreciation income during the year ended December 31, 2010. Shared appreciation income totaled $23,000 and $265,000, for the years ended December 31, 2009 and 2008, respectively.

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

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

	December 31,
(In thousands)	2010	2009
Aggregate amount outstanding, beginning of year	9,146	17,861
New loans or advances during year	5,783	6,386
Repayments during year	(4,349)	(2,151)
Other (1)	0	(12,950)
Aggregate amount outstanding, end of year	$10,580	$9,146
Loan commitments	$4,030	$5,709
(1) Represents loans of Director that resigned during 2009

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. Loans over 90 days past due and still accruing totaled $547,000 and $486,000 at December 31, 2010 and December 31, 2009, respectively. The following is a summary of delinquent loans at December 31, 2010:

			Loans				Accruing
	Loans	Loans	90 or More				Loans 90 or
	30-60 Days	61-89 Days	Days	Total Past	Current	Total	More Days
December 31, 2010 (000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Commercial and Business Loans	$4,554	$443	$4,637	$9,634	$144,990	$154,624	$454
Government Program Loans	114	106	305	525	4,075	4,600	93
Total Commercial and Industrial	4,668	549	4,942	10,159	149,065	159,224	547

Commercial Real Estate Term Loans	0	0	1,405	1,405	130,227	131,632	0
Single Family Residential Loans	0	328	98	426	23,338	23,764	0
Home Improvement and Home Equity Loans	102	55	45	202	2,183	2,385	0
Total Real Estate Mortgage	102	383	1,548	2,033	155,748	157,781	0

Total RE Construction and Development Loans	4,004	3,395	1,630	9,029	56,153	65,182	0

Total Agricultural Loans	0	0	398	398	45,910	46,308	0

Consumer Loans	39	12	57	108	12,354	12,462	0
Overdraft protection Lines	0	0	0	0	74	74	0
Overdrafts	0	0	0	0	355	355	0
Total Installment/other	39	12	57	108	12,783	12,891	0

Commercial Lease Financing	0	0	0	0	305	305	0

Total Loans	$8,813	$4,339	$8,575	$21,727	$419,964	$441,691	$547

Included in the loans above, are $34.4 million in nonaccrual loans of which $15.0 million are included in past due loans and $19.4 million are included in current loans. Nonaccrual loans which have been restructured and which are performing according to the terms of the restructure agreement, including those for which payments are due at maturity, are considered current in the above table.

Nonaccrual Loans

Commercial, construction and commercial real estate loans are placed on non-accrual status under the following circumstances:

-	When there is doubt regarding the full repayment of interest and principal.

-
When principal and/or interest on the loan has been in default for a period of 90-days or more, unless the asset is both well secured and in the process of collection that will result in repayment in the near future.

-	When the loan is identified as having loss elements and/or is risk rated "8" Doubtful.

-
Other circumstances which jeopardize the ultimate collectability of the loan including certain troubled debt restructurings, identified loan impairment, and certain loans to facilitate the sale of OREO.

Loans meeting any of the preceding criteria are placed on non-accrual status and the accrual of interest for financial statement purposes is discontinued. Previously accrued but unpaid interest is reversed and charged against interest income.

Loans that are secured by one-to-four family residential properties (e.g., residential mortgage loans and home equity loans) on which principal and/or interest is due and unpaid for 90 days or more are placed on non-accrual and the accrual of interest for financial statement purposes is discontinued. Previously accrued but unpaid interest is reversed and charged against interest income.

Consumer loans to individuals for personal, family and household purposes, and unsecured or secured personal property where principal or interest is due and unpaid for 90 days or more are placed on non-accrual and the accrual of interest for financial statement purposes is discontinued. Previously accrued but unpaid interest is reversed and charged against interest income.

When a loan is placed on non-accrual status and subsequent payments of interest (and principal) are received, the interest received may be accounted for in two separate ways:

Cost recovery method: If the loan is in doubt as to full collection, the interest received in subsequent payments is diverted from interest income to a valuation reserve and treated as a reduction of principal for financial reporting purposes.

Cash basis: - This method is only used if the recorded investment or total contractual amount is expected to be fully collectible, under which circumstances the subsequent payments of interest is credited to interest income as received.

Loans on non-accrual status are usually not returned to accruing status unless and until all delinquent principal and/or interest has been brought current, there is no identified element of loss, and current and continued satisfactory performance is expected (loss of the contractual amount not the carrying amount of the loan). Repayment ability is generally demonstrated through the timely receipt of at least six monthly payments on a loan with monthly amortization.

Nonaccrual loans totaled $34.4 million and $34.8 million at December 31, 2010 and 2009, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at December 31, 2010. There were remaining undisbursed commitments to extend credit on nonaccrual loans of $1.4 million at December 31, 2009. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2010 in accordance with their original terms is approximately $1.7 million. During the years ended December 31, 2010 and 2009, the Company recorded $118,000 and $11,000, respectively, in interest income on nonaccrual loans. There was no interest income recorded on nonaccrual loans during the year ended December 31, 2008.

The following is a summary of nonaccrual loan balances at December 31, 2010 and 2009.

	December 31,	December 31,
December 31, 2010 (000's)	2010	2009
Commercial and Business Loans	$13,238	$5,068
Government Program Loans	211	287
Total Commercial and Industrial	13,449	5,355

Commercial Real Estate Term Loans	1,405	4,950
Single Family Residential Loans	98	337
Home Improvement and Home Equity Loans	89	49
Total Real Estate Mortgage	1,592	5,336

Total RE Construction and Development Loans	16,003	17,590

Total Agricultural Loans	3,107	6,212

Consumer Loans	68	150
Overdraft protection Lines	0	0
Overdrafts	0	0
Total Installment/other	68	150

Commercial Lease Financing	175	114
Total Loans	$34,394	$34,757

Impaired Loans

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.

The Company applies its normal loan review procedures in making judgments regarding probable losses and loan impairment. The Company evaluates for impairment those loans on non-accrual status, graded doubtful, graded substandard or those that are troubled debt restructures. The primary basis for inclusion in impaired status under accepted accounting pronouncements is that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

A loan is not considered impaired if:

-	There is merely an insignificant delay or shortfall in the amounts of payments.

-	We expect to collect all amounts due, including interest accrued, at the contractual interest rate for the period of the delay.

Review for impairment does not include large groups of smaller balance homogeneous loans that are collectively evaluated to estimate the allowance for loan losses. The Company’s present allowance for loan losses methodology, including migration analysis, captures required reserves for these loans in the formula allowance.

For loans determined to be impaired, the Company evaluates impairment based upon either the fair value of underlying collateral, discounted cash flows of expected payments, or observable market price.

-
For loans secured by collateral including real estate and equipment the fair value of the collateral less selling costs will determine the carrying value of the loan. The difference between the recorded investment in the loan and the fair value, less selling costs, determines the amount of impairment. The Company uses the measurement method based on fair value of collateral when the loan is collateral dependent and foreclosure is probable.

-
The discounted cash flow method of measuring the impairment of a loan is used for unsecured loans or for loans secured by collateral where the fair value cannot be easily determined. Under this method, the Company assesses both the amount and timing of cash flows expected from impaired loans. The estimated cash flows are discounted using the loan's effective interest rate. The difference between the amount of the loan on the Bank's books and the discounted cash flow amounts determines the amount of impairment to be provided. This method is used for most of the Company’s troubled debt restructurings or other impaired loans where some payment stream is being collected.

-	The observable market price method of measuring the impairment of a loan is only used by the Company when the sale of loans or a loan is in process.

The method for recognizing interest income on impaired loans is dependent on whether the loan is on nonaccrual status or is a troubled debt restructuring. For income recognition, the existing nonaccrual and troubled debt restructuring policies are applied to impaired loans. Generally, except for certain troubled debt restructurings which are performing under the restructure agreement, the Company does not recognize interest income received on impaired loans, but reduces the carrying amount of the loan for financial reporting purposes.

Loans other than certain homogenous loan portfolios are reviewed on a quarterly basis for impairment. Impaired loans are written down to estimated realizable values by the establishment of specific reserves when required. The following is a summary of impaired loans at December 31, 2010.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
December 31, 2010 (000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial and Business Loans	$16,317	$520	$14,154	$14,676	$4,974	$10,338
Government Program Loans	317	179	32	211	32	307
Total Commercial and Industrial	16,634	699	14,188	14,887	5,006	10,645

Commercial Real Estate Term Loans	6,448	2,761	3,664	6,425	476	7,386
Single Family Residential Loans	3,660	443	2,916	3,359	241	3,528
Home Improvement and Home Equity Loans	143	93	45	138	27	101
Total Real Estate Mortgage	10,251	3,297	6,625	9,922	744	11,015

Total RE Construction and Development Loans	26,584	5,572	17,187	22,759	4,890	23,725

Total Agricultural Loans	4,143	160	2,947	3,107	686	4,141

Consumer Loans	150	148	0	148	0	255
Overdraft protection Lines	0	0	0	0	0	0
Overdrafts	0	0	0	0	0	0
Total Installment/other	150	148	0	148	0	255

Commercial Leases Financing	175	175	0	175	0	54

Total Impaired Loans	$57,937	$10,051	$40,947	$50,998	$11,326	$49,835

The following is a summary of impaired loans at December 31, 2009.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
December 31, 2009 (000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial and Business Loans	$9,497	$4,675	$4,101	$8,776	$2,150	$17,347
Government Program Loans	390	13	274	287	233	637
Total Commercial and Industrial	9,887	4,688	4,375	9,063	2,383	17,984

Commercial Real Estate Term Loans	8,662	7,329	1,214	8,543	125	3,841
Single Family Residential Loans	4,011	362	3,599	3,961	367	2,570
Home Improvement and Home Equity Loans	80	0	79	79	44	16
Total Real Estate Mortgage	12,753	7,691	4,892	12,583	536	6,427

Total RE Construction and Development Loans	27,063	9,707	15,900	25,607	4,741	29,597

Total Agricultural Loans	7,978	5,293	919	6,212	153	5,449

Consumer Loans	328	150	178	328	160	139
Overdraft protection Lines	0	0	0	0	0	0
Overdrafts	0	0	0	0	0	0
Total Installment/other	328	150	178	328	160	139

Commercial Leases Financing	0	0	0	0	0	0

Total Impaired Loans	$58,009	$27,529	$26,264	$53,793	$7,973	$59,596

At December 31, 2010 and 2009, the Company's recorded investment in loans for which impairment has been recognized totaled $51.0 million and $53.8 million, respectively. Included in total impaired loans at December 31, 2010 are $40.9 million of impaired loans for which the related specific allowance is $11.3 million, as well as $10.1 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. At December 31, 2009, total impaired loans included $26.3 million for which the related specific allowance is $8.0 million, as well as $27.5 million of impaired loans that as a result of write-downs to the fair value of the collateral did not have a specific allowance. The average recorded investment in impaired loans was $49.8 million, $59.6 million, and $31.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms for a reasonable period of time, income is recognized under the accrual method. For the years ended December 31, 2010 and 2009, the Company recognized $561,000 and $326,000, respectively in interest income on impaired loans. For the year ended December 31, 2008 the Company recognized no interest income on impaired loans.

Troubled Debt Restructurings

Under the circumstances, when the Company grants a concession to a borrower as part of a loan restructuring, the restructuring is accounted for as a troubled debt restructuring (TDR). TDR’s are reported as a component of impaired loans.

A TDR is a type of restructuring in which the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession (either imposed by court order, law, or agreement between the borrower and the Bank) to the borrower that it would not otherwise consider. Although the restructuring may take different forms, the Company's objective is to maximize recovery of its investment by granting relief to the borrower.

Troubled debt restructuring or renegotiated troubled debt is a type of restructuring in which the Bank, for economic or legal reasons related to the borrower's financial difficulties, grants a concession (either imposed by court order, law, or agreement between the borrower and the Bank) to the borrower that it would not otherwise consider. Although the restructuring may take different forms, the Bank's objective is to maximize recovery of its investment by granting relief to the borrower.

A TDR may include, but is not limited to, one or more of the following:

-	A transfer from the borrower to the Company of receivables from third parties, real estate, other assets, or an equity interest in the borrower is granted to fully or partially satisfy the loan.

-	A modification of terms of a debt such as one or a combination of:

o	The reduction (absolute or contingent) of the stated interest rate.

o	The extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk.

o	The reduction (absolute or contingent) of the face amount or maturity amount of the debt as stated in the instrument or agreement.

o	The reduction (absolute or contingent) of accrued interest.

For a restructured loan to return to accrual status there needs to, among other factors, be at least 6 months successful payment history. In addition, the Company performs a financial analysis of the credit to determine whether the borrower has the ability to continue to perform successfully over the remaining life of the loan. This includes, but is not limited to, review of financial statements and cash flow analysis of the borrower. Only after determination that the borrower has the ability to perform under the terms of the loans, will the restructured credit be considered for accrual status.

The following quantifies TDR’s by type classified separately as accrual or nonaccrual at December 31, 2010.

	Number	Total	Nonaccrual TDR's	Accruing TDR's
(in thousands)	TDR’s	December 31, 2010	December 31, 2010	December 31, 2010
Commercial and industrial	13	$2,751	$1,359	$1,392
Real estate - mortgage:
Commercial real estate	6	5,019	0	5,019
Residential mortgages	11	3,261	0	3,261
Home equity loans	3	93	43	50
Total real estate mortgage	20	8,373	43	8,330
RE construction & development	13	13,730	10,978	2,752
Agricultural	0	0	0	0
Installment/other	2	80	0	80
Lease financing	0	0	0	0
Total Loans	48	$24,934	$12,380	$12,554

The following quantifies TDR’s by type classified separately as accrual or nonaccrual at December 31, 2009

	Number	Total	Nonaccrual TDR's	Accruing TDR's
(in thousands)	TDR’s	December 31, 2009	December 31, 2009	December 31, 2009
Commercial and industrial	16	$3,877	$227	$3,650
Real estate - mortgage:
Commercial real estate	5	3,593	0	3,593
Residential mortgages	12	3,961	337	3,624
Home equity loans	1	51	0	51
Total real estate mortgage	18	7,605	337	7,268
RE construction & development	14	14,405	9,475	4,930
Agricultural	0	0	0	0
Installment/other	4	178	0	178
Lease financing	0	0	0	0
Total Loans	52	$26,065	$10,039	$16,026

The Company makes various types of concessions when structuring TDR’s including rate reductions, payment extensions, and forbearance. At December 31, 2010, the Company had 48 restructured loans totaling $24.9 million as compared to 52 restructured loans total $26.1 million at December 31, 2009. At December 31, 2010, more than $13.7 million of the total $24.9 million in TDR’s was for real estate construction and development, and there was another $2.0 million and $1.2 million related to real estate developers in commercial real estate and commercial and industrial, respectively at December 31, 2010. The majority of these credits are related to real estate construction projects that slowed significantly or stalled during 2009, and the Company has sought to restructure the credits to allow the construction industry time to recover, and the developers time to finish projects at a slower pace which reflects current market conditions in the San Joaquin Valley. Concessions granted in these circumstances include lengthened maturity terms, lower lot release prices, or rate reductions that will enable the borrower to finish the construction projects and repay their loans to the Company. The downturn in the real estate construction market has been protracted, and although the Company has had some success in its restructuring efforts, it is difficult to conclude that we will be entirely successful in our efforts. Areas such as Bakersfield California have been slow to recover. During the year ended December 31, 2010, approximately $4.1 million in restructured loans were charged off and another $1.2 million was transferred to OREO. Of the $4.1 million in restructured charged-off during 2010, approximately $1.9 million or 46.4% were in constructions, and another $1.6 million or 38.4% were in commercial loans. The Company may be required to make additional concessions in the future including lower lot release prices to allow borrowers to complete and sell construction units at lower prices currently reflected in the real estate market.

Credit Quality Indicators

As part of its credit monitoring program, the Company utilizes a risk rating system which quantifies the risk, the Company estimates it has assumed when entering into a loan transaction, and during the life of that loan. The system rates the strength of the borrower and the facility or transaction, and is designed to provide a program for risk management and early detection of problems.

For each new credit approval, credit extension, renewal, or modification of existing credit facilities, the Company assigns risk ratings utilizing the rating scale identified in this policy. In addition, on an on-going basis, loans and credit facilities are reviewed for internal and external influences impacting the credit facility that would warrant a change in the risk rating. Each loan credit facility is to be given a risk rating that takes into account factors that materially affect credit quality.

When assigning risk ratings, the Company evaluates two risk rating approaches, a facility rating and a borrower rating as follows.

Facility Rating:

The facility rating is determined by the analysis of positive and negative factors that may indicate that the quality of a particular loan or credit arrangement requires that it be rated differently from the risk rating assigned to the borrower. The Company is conservative in assessing the risk impact of these factors:

Collateral - The rating may be affected by the type and quality of the collateral, the degree of coverage, the economic life of the collateral, liquidation value and the Company's ability to dispose of the collateral.

Guarantees - The value of third party support arrangements varies widely. Unconditional guaranties from persons with demonstrable ability to perform are more substantial than that of closely related persons to the borrower who offer only modest support.

Unusual Terms - Credit may be extended on terms that subject the Company to higher level of risk than indicated in the rating of the borrower.

Borrower Rating:

The borrower rating is a measure of loss possibility based on the historical, current and anticipated financial characteristics of the borrower in the current risk environment. In arriving at the rating, the Company considers at least the following factors:

-	Quality of management
-	Liquidity
-	Leverage/capitalization
-	Profit margins/earnings trend
-	Adequacy of financial records
-	Alternative funding sources
-	Geographic risk
-	Industry risk
-	Cash flow risk
-	Accounting practices
-	Asset protection
-	Extraordinary risks

The Company assigns risk ratings to loans other than consumer loans and other homogeneous loan pools based on the following scale. The risk ratings are used when determining borrower ratings as well as facility ratings. When the borrower rating and the facility ratings differ, the lowest rating is to apply

-
Grades 1 and 2 – These grades include loans which are given to high quality borrowers with high credit quality and sound financial strength. Key financial ratios are generally above industry averages and the borrower strong earnings history or net worth. These may be secured by deposit accounts or high-grade investment securities.

-
Grade 3 – This grade includes loans to borrowers with solid credit quality with minimal risk. The borrower’s balance sheet and financial ratios are generally in line with industry averages, and the borrower has historically demonstrated the ability to manage economic adversity. Real estate and asset-based loans assigned this risk rating must have characteristics, which place them well above the minimum underwriting requirements for those departments. Asset-based borrowers assigned this rating must exhibit extremely favorable leverage and cash flow characteristics, and consistently demonstrate a high level of unused borrowing capacity.

-
Grades 4 and 5 – These include “pass” grade loans to borrowers of acceptable credit quality and risk. The borrower’s balance sheet and financial ratios may be below industry averages, but above the lowest industry quartile. Leverage is above and liquidity is below industry averages. Inadequacies evident in financial performance and/or management sufficiency are offset by readily available features of support, such as adequate collateral, or good guarantors having the liquid assets and/or cash flow capacity to repay the debt. The borrower may have recognized a loss over three or four years ago, recent earnings trends, while perhaps somewhat cyclical, are improving and cash flows are adequate to cover debt service and fixed obligations. Real estate and asset-borrowers fully complying with all underwriting standards and are performing according to projections would be assigned this rating. These also include grade 5 loans which are “leveraged” or on management’s “watch list” While still considered pass loans, for loans given a grade 5, the borrower’s financial condition, cash flow or operations evidence more than average risk and short term weaknesses that warrant a higher than average level of monitoring, supervision and attention from the Company, but do not reflect credit weakness trends that weaken or inadequately protect the Company’s credit position. Loans with a grade rating are not normally acceptable as new credits unless they are adequately secured or carry substantial endorser/guarantors.

-
Grade 6 – This grade includes “special mention” loans which are loans that are currently protected but are potentially weak. This generally is an interim grade classification and should usually be upgraded to an Acceptable rating or downgraded to Substandard within a reasonable time period. Weaknesses in special mention loans may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date. Special Mention loans are often loans with weaknesses inherent from the loan origination, loan servicing, and perhaps some technical deficiencies. The main theme in Special Mention credits is the distinct probability that the classification will deteriorate to a more adverse class if the noted deficiencies are not addressed by the loan officer or loan management.

-
Grade 7 – This grade includes “substandard” loans which are inadequately supported by the current sound net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans have a well-defined weakness or weaknesses that may impair the regular liquidation of the debt. Substandard loans exhibit a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Substandard loans also include impaired loans.

-
Grade 8 - This grade includes “doubtful” loans which have all the same characteristics that the Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include a proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.

-
Grade 9 - This grade includes loans classified “loss” which are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather is not practical or desirable to defer writing off asset even though partial recovery may be achieved in the future.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for December 31, 2010 and 2009. The Company did not carry any loans graded as loss at December 31, 2010 or 2009.

	Commercial
December 31, 2010	and Lease	Commercial
(000's)	Financing	RE	Construction	Agricultural	Total
Grades 1and 2	$990	$1,112	$0	$79	$2,181
Grade 3	302	6,786	937	0	8,025
Grades 4and 5 – pass	134,058	113,515	33,082	41,597	322,252
Grade 6 – special mention	7,770	4,419	10,737	1,525	24,451
Grade 7 – substandard	16,409	5,800	20,426	3,107	45,742
Grade 8 – doubtful	0	0	0	0	0
Total	$159,529	$131,632	$65,182	$46,308	$402,651

	Commercial
December 31, 2009	and Lease	Commercial
(000's)	Financing	RE	Construction	Agricultural	Total
Grades 1and 2	$1,978	$0	$0	$0	$1,978
Grade 3	6,727	9,243	5,165	750	21,885
Grades 4 and 5	139,896	93,676	53,823	43,935	331,330
Grade 6	5,419	2,278	20,492	0	28,189
Grade 7	14,616	11,813	23,216	6,212	55,857
Grade 8	0	0	2,524	0	2,524
Total	$168,636	$117,010	$105,220	$50,897	$441,763
The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogenous loans, but does not specifically assign as risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse. The following tables summarize the credit risk ratings for consumer related loans and other homogenous loans for December 31, 2010 and 2009.

	December 31, 2010				December 31, 2009
	Single family	Home			Single family	Home
(000's)	Residential	Improvement	Installment	Total	Residential	Improvement	Installment	Total
Not graded	$18,236	$2,225	$11,429	$31,890	$38,910	$2,668	$12,620	$54,198
Pass	3,964	22	1,313	5,299	4,323	23	1,573	5,919
Special Mention	195	0	0	195	0	0	0	0
Substandard	1,369	138	149	1,656	2,595	100	3,998	6,693
Total	$23,764	$2,385	$12,891	$39,040	$45,828	$2,791	$18,191	$66,810

Allowance for Loan Losses

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

An analysis of changes in the allowance for credit losses is as follows:

	Years Ended December 31,
(In thousands)	2010	2009	2008
Balance, beginning of year	$15,016	$11,529	$7,431
Provision charged to operations	12,475	13,375	9,526
Losses charged to allowance	(11,936)	(10,145)	(5,545)
Recoveries on loans previously charged off	965	257	117
Balance at end-of-period	$16,520	$15,016	$11,529

The allowance for credit losses maintained at a level deemed appropriate by management to provide for known and inherent risks in existing loans and commitments to extend credit. The adequacy of the allowance for credit losses is based upon management's continuing assessment of various factors affecting the collectability of loans and commitments to extend credit; including current economic conditions, past credit experience, collateral, and concentrations of credit.

The allowance for loan losses includes an asset-specific component, as well as a general or formula-based component. The Company segments the loan and lease portfolio into eleven (11) segments, primarily by loan class and risk type, that have homogeneity and commonality of purpose and terms for analysis under the formula-based component of the allowance. Loans that are determined to be impaired under current accounting guidelines are not subject to the formula-based reserve analysis, and are evaluated individually for specific impairment under the asset-specific component of the allowance.

Specific allowances are established based on management’s periodic evaluation of loss exposure inherent in classified loans, impaired loans, and other loans in which management believes there is a probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. For impaired loans, specific allowances are determined based on either the collateralized value of the underlying properties, the net present value of the anticipated cash flows, or the market value of the underlying assets.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Factors that may affect collectability of the loan portfolio include:

-	Levels of, and trends in delinquencies and nonaccrual loans;
-	Trends in volumes and term of loans;
-	Effects of any changes in lending policies and procedures including those for underwriting, collection, charge-off, and recovery;
-	Experience, ability, and depth of lending management and staff;
-	National and local economic trends and conditions and;
-	Concentrations of credit that might affect loss experience across one or more components of the portfolio, including high-balance loan concentrations and participations.

The Company utilizes a migration model to determine the formula allowance loss factors for problem-graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss.” Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans.

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

The Company analyzes risk characteristics inherent in each loan portfolio segment as part of the quarterly review of the adequacy of the allowance for loan losses. The following summarizes some of the key risk characteristics for the eleven segments of the loan portfolio (Consumer loans include three segments):

Commercial and business loans – Commercial loans are subject to the effects of economic cycles and tend to exhibit increased risk as economic conditions deteriorate, or if the economic downturn is prolonged. The Company considers this segment to be one of higher risk given the size of individual loans and the overall portfolio.

Government program loans – This is a relatively a small part of the Company’s loan portfolio, but has historically had a high percentage of loans that have migrated from pass to substandard given there vulnerability to economic cycles.

Commercial real estate loans – This segment is considered to have more risk in part because of the vulnerability of commercial businesses to economic cycles as well as the exposure to fluctuations in real estate prices because most of these loans are secured by real estate. Losses in this segment have however been historically low because most of the loans are real estate secured.

Single family residential loans – This segment is considered to have low risk factors both from the Company and peer statistics. These loans are secured by first deeds of trust. The losses experienced over the past twelve quarters are isolated to approximately seven loans and are generally the result of short sales.

Home improvement and home equity loans – Because of their junior lien position, these loans are inherently considered to have a higher risk level. Because residential real estate has been severely distressed in the recent past, the anticipated risk for this loan segment has increased.

Real estate construction loans – This segment in a normal economy is considered to have a higher risk profile due to construction and market value issues in conjunction with normal credit risks. In the current distressed residential real estate markets the risk has increased.

Agricultural loans – This segment is considered to have risks associated with weather, insects, and marketing issues. In addition, concentrations in certain crops or certain agricultural areas can increase risk.

Consumer loans (including three segments: consumer loans, overdrafts, and overdraft protection lines) – This segment is higher risk because many of the loans are unsecured.

Commercial lease financing – This segment of the portfolio is small and but is considered to be vulnerable to economic cycles given the nature of the leasing relationship where businesses are relatively small or have minimal cash flow. This lending program was terminated in 2005.

The following summarizes the activity in the allowance for credit losses by loan category for the years ended December 31, 2010 and 2009.

	Commercial	Real	RE
	and	Estate	Construction		Installment	Lease
2010 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	7,125	1,426	5,561	334	535	35	0	15,016
Provision for credit losses	3,639	1,610	5,613	1,181	357	49	26	12,475

Charge-offs	(3,484)	(1,416)	(5,421)	(676)	(858)	(81)		(11,936)
Recoveries	929	0	10	11	15	0		965
Net charge-offs	(2,555)	(1,416)	(5,411)	(665)	(843)	(81)	0	(10,971)

Ending balance	8,209	1,620	5,763	850	49	3	26	16,520
Period-end amount allocated to:
Loans individually evaluated for impairment	5,005	744	4,891	686	0	0	0	11,326
Loans collectively evaluatedfor impairment	3,204	876	872	164	49	3	26	5,194
Ending balance	8,209	1,620	5,763	850	49	3	26	16,520

	Commercial	Real	RE
	and	Estate	Construction		Installment	Lease
2009 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	4,620	787	4,795	1,035	101	49	142	11,529
Provision for credit losses	6,145	1,415	4,137	1,158	555	107	(142)	13,375

Charge-offs	(3,864)	(779)	(3,372)	(1,879)	(129)	(122)		(10,145)
Recoveries	224	3	1	20	8	1		257
Net charge-offs	(3,640)	(776)	(3,371)	(1,859)	(121)	(121)	0	(9,888)

Ending balance	7,125	1,426	5,561	334	535	35	0	15,016
Period-end amount allocated to:
Loans individually evaluatedfor impairment	2,383	536	4,741	153	160	0	0	7,973
Loans collectively evaluated for impairment	4,742	890	820	181	375	35	0	7,043
Ending balance	7,125	1,426	5,561	334	535	35	0	15,016

The following summarizes information with respect to the loan balances at December 31, 2010 and 2009.

	December 31, 2010			December 31, 2009
	Loans	Loans		Loans	Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
(000's)	for Impairment	for Impairment	Loans	for Impairment	for Impairment	Loans
Commercial and Business Loans	$14,676	$139,948	$154,624	$8,777	$152,515	$161,292
Government Program Loans	211	4,389	4,600	287	6,351	6,638
Total Commercial and Industrial	14,887	144,337	159,224	9,064	158,866	167,930

Commercial Real Estate Loans	6,425	125,207	131,632	8,544	108,466	117,010
Residential Mortgage Loans	3,359	20,405	23,764	3,961	41,867	45,828
Home Improvement and Home Equity Loans	138	2,247	2,385	79	2,712	2,791
Total Real Estate Mortgage	9,922	147,859	157,781	12,584	153,045	165,629

Total RE Construction and Development Loans	22,759	42,423	65,182	25,606	79,614	105,220

Total Agricultural Loans	3,107	43,201	46,308	6,212	44,685	50,897

Total Installment Loans	148	12,743	12,891	328	17,863	18,191

Commercial Leases Financing	175	130	305	0	706	706

Total Loans	$50,998	$390,693	$441,691	$53,794	$454,779	$508,573

4. Premises and Equipment

The components of premises and equipment are as follows:

	December 31,
(In thousands)	2010	2009
Land	$968	$968
Buildings and improvements	14,372	14,487
Furniture and equipment	8,446	8,843
	23,786	24,298

Less accumulated depreciation and amortization	(10,877)	(11,002)
Total premises and equipment	$12,909	$13,296

Total depreciation expense on Company premises and equipment totaled $1.5 million, $1.4 million, and $1.7 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations.

5. Investment in Limited Partnership

The Bank owns limited interests in private limited partnerships that acquire affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended. The Bank's limited partnership investment is accounted for under the equity method. The Bank's noninterest expense associated with the utilization and expiration of these tax credits for the years ended December 31, 2010, 2009 and 2008 was $424,000, $428,000, and $432,000, respectively. The limited partnership investments are expected to generate remaining tax credits of approximately $1.8 million over the life of the investment. The tax credits expire between 2009 and 2014. Tax credits utilized for income tax purposes for the years ended December 31, 2010, 2009, and 2008 totaled $377,000, $422,000, and $519,000, respectively.

6. Deposits

Deposits include the following:
	December 31,
(In thousands)	2010	2009
Noninterest-bearing deposits	$139,690	$139,724
Interest-bearing deposits:
NOW and money market accounts	181,061	158,795
Savings accounts	37,177	34,146
Time deposits:
Under $100,000	58,629	64,481
$100,000 and over	140,909	164,514
Total interest-bearing deposits	417,776	421,936
Total deposits	$557,466	$561,660

At December 31, 2010, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands
One year or less	$182,039
More than one year, but less than or equal to two years	14,936
More than two years, but less than or equal to three years	2,151
More than three years, but less than or equal to four years	21
More than four years, but less than or equal to five years	368
More than five years	23
$199,538

The Company may utilize brokered deposits as an additional source of funding. At December 31, 2010 and 2009, the Company held brokered time deposits totaling $81.5 million and $129.4 million, with average rates of 0.92% and 0.65%, respectively. Of this balance at December 31, 2010, $63.5 million is included in time deposits of $100,000 or more, and the remaining $18.2 million is included in time deposits of less than $100,000. Included in brokered time deposits at December 31, 2010 are balances totaling $47.4 million maturing in three months or less, $32.6 million maturing in three to six months, and $1.5 million maturing in 6 to twelve months.

Deposit balances representing overdrafts reclassified as loan balances totaled $355,000 and $179,000 as of December 31, 2010 and 2009, respectively.

Deposits of directors, officers and other related parties to the Bank totaled $3.7 million and $6.7 million at December 31, 2010 and 2009, respectively. The rates paid on these deposits were those customarily paid to the Bank's customers in the normal course of business.

7. Short-term Borrowings/Other Borrowings

At December 31, 2010, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $118.7 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $32.6 million. At December 31, 2010, the Company had total outstanding balances of $32.0 million in borrowings drawn against its FHLB lines of credit at an average rate of 0.35%. Of the $32.0 million in FHLB borrowings outstanding at December 31, 2010, all will mature in three months or less. The weighted average cost of borrowings for the year ended December 31, 2010 was 0.69%. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2010, $35.6 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $230.5 million in real estate-secured loans were pledged at December 31, 2010 as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $118.7 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

The Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $124.2 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $40.8 million at December 31, 2009. At December 31, 2009, the Company had total outstanding balances of $40.0 million in borrowings drawn against its FHLB lines of credit at an average rate of 0.86%.

8. Junior Subordinated Debt/Trust Preferred Securities

During July 2007, the Company formed USB Capital Trust II, a wholly-owned special purpose entity, for the purpose of issuing Trust Preferred Securities. USB Capital Trust II is a Variable Interest Entity (VIE) and a deconsolidated entity pursuant to ASC 810. On July 23, 2007, USB Capital Trust II issued $15 million in Trust Preferred securities. The securities have a thirty-year maturity and bear a floating rate of interest (repricing quarterly) of 1.29% over the three-month LIBOR rate (initial coupon rate of 6.65%). Interest will be paid quarterly. Concurrent with the issuance of the Trust Preferred securities, USB Capital Trust II used the proceeds of the Trust Preferred securities offering to purchase a like amount of junior subordinated debentures of the Company. The Company will pay interest on the junior subordinated debentures to USB Capital Trust II, which represents the sole source of dividend distributions to the holders of the Trust Preferred securities. The Company may redeem the junior subordinated debentures during October as follows: 2011 at 100.66, and at par anytime after October 2012.

The Company elected the fair value measurement option for all the Company’s new junior subordinated debentures issued under USB Capital Trust II. During 2008 and 2009, fair value calculations performed by the Company resulted in an unrealized gain of $1.4 million and $1.2 million, respectively.

Effective September 30, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Company elected to defer interest payments on the Company's $15.0 million of junior subordinated debentures relating to its trust preferred securities. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals are elected, the Company will continue to record interest expense associated with the debentures. Upon the expiration of the deferral period, all accrued and unpaid interest will be due and payable. During the deferral period, the Company is precluded from paying cash dividends to shareholders or repurchasing its stock. At December 31, 2010 and 2009, the Company had $381,000 and $133,000, respectively, in accrued and unpaid interest on the junior subordinated debt.

At December 31, 2010, as with previous periods, the Company performed a fair value measurement analysis on its junior subordinated debt using a discounted cash flow valuation model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month Libor curve to estimate future quarterly interest payments due over the life of the debt instrument, adjusted for deferrals of interest payments per the Company’s election at September 30, 2009, expected to be paid cumulatively in approximately two years. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 8.2% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions.

The fair value calculation performed at December 31, 2010 resulted in a realized gain of $316,000 for the year ended December 31, 2010. Fair value gains and losses are reflected as a component of noninterest income.

9. Taxes on Income

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2010	2009
Deferred tax assets:
Credit losses not currently deductible	$5,773	$7,661
State franchise tax	126	0
Deferred compensation	1,670	1,558
Net operating losses	2,917	764
Depreciation	326	290
Accrued reserves	79	76
Write-down on other real estate owned	1,419	784
Impairment loss on CMO’s	739	0
Capitalized OREO expenses	976	739
Unrealized loss on AFS securities	57	1,397
Other	529	257
Total deferred tax assets	14,611	13,526
Deferred tax liabilities:
Depreciation	--	--
FHLB dividend	(196)	(243)
Loss on limited partnership investment	(2,066)	(1,951)
Amortization of core deposit intangible	(311)	(508)
Deferred gain SFAS No. 159 – fair value option	(2,139)	(2,009)
Fair value adjustments for purchase accounting	(120)	(120)
Interest on nonaccrual loans	(338)	(417)
Deferred loan costs	(212)	(225)
Prepaid expenses	(351)	(519)
Total deferred tax liabilities	(5,733)	(5,992)
Net deferred tax assets	$8,878	$7,534

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. The Company has concluded that it is more likely than not that the deferred tax assets will be recognized in the normal course of business, therefore no valuation allowance is considered necessary at December 31, 2010 and 2009.

Taxes on income for the years ended December 31, consist of the following:

(In thousands)
2010:	Federal	State	Total
Current	$(2,077)	$1,430	$(647)
Deferred	(296)	(2,273)	(2,569)
	$(2,373)	$(843)	$(3,216)
2009:
Current	$(1,174)	$(138)	$(1,312)
Deferred	(441)	(397)	(838)
	$(1,615)	$(535)	$(2,150)
2008:
Current	$1,461	$1,172	$2,633
Deferred	(400)	(628)	(1,028)
	$1,061	$544	$1,605

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:
                                                                                                                 ,
	Years Ended December 31
	2010	2009	2008
Statutory federal income tax rate	34.0%	34.0%	34.0%
State franchise tax, net of federal income tax benefit	7.2	7.2	7.2
Tax exempt interest income	0.2	0.3	(0.4)
Low Income Housing – federal credits	4.3	6.3	(9.3)
Cash surrender value of life insurance	2.5	2.8	(3.9)
Goodwill impairment	(6.3)	(15.4)	0
Other	.6	(3.2)	0.7
	42.5%	32.0%	28.3%

At December 31, 2010 the Company has no remaining federal net operating loss carry-forwards, and remaining state net operating loss carry-forwards totaling $5.3 million which expire between 2016 and 2020.

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

The Company and a subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. The Company is not currently aware of any tax jurisdictions where the Company or any subsidiary is subject examination by federal, state, or local taxing authorities before 2001. The Internal Revenue Service (IRS) has not examined the Company’s or any subsidiaries federal tax returns since before 2001. The Company recently amended its federal tax returns for the year 2004 through 2009 to utilize the five-year NOL carry-back provisions allowed by the IRS for 2009. The Company anticipates that the IRS will review these amended federal tax returns for those years.

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

The Company again reviewed its REIT tax position as of December 31, 2010. There have been no changes to the Company’s tax position with regard to the REIT during the year ended December 31, 2010. The Company had approximately $762,000 and $675,000 accrued for the payment of interest and penalties at December 31, 2010 and December 31, 2009, respectively. It is the Company’s policy to recognize interest expense related to unrecognized tax benefits, and penalties, as a component tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in 000’s):

Balance at January 1, 2010	$1,582
Additions for tax provisions of prior years	87
Balance at December 31, 2010	$1,669

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

The number of shares granted and remaining under the 1995 Plan was 17,673 shares (17,673 exercisable) as of December 31, 2010. Under the 2005 Plan, 193,366 shares granted shares remain (184,529 incentive stock options and 8,837 nonqualified stock options) as of December 31, 2010, of which 148,248 are vested.

Options outstanding, exercisable, exercised and forfeited are as follows:

		Weighted		Weighted
	2005	Average	1995	Average
	Plan	Exercise Price	Plan	Exercise Price
Options outstanding January 31, 2008	176,500	$17.14	36,000	$11.21
Granted during the year
Exercised during the year			(8,000)	$8.75
Forfeited during the year	(20,000)	$22.54	(12,000)	$11.53
Effects of common stock dividend	3,145	$(0.31)	322	$(0.25)
Options outstanding December 31, 2008	159,645	$16.13	16,322	$11.96
Granted during the year
Exercised during the year
Forfeited during the year	(5,308)	$19.07
Effects of common stock dividend	6,483	$(0.63)	662	$(0.47)
Options outstanding December 31, 2009	160,820	$15.38	16,984	$11.50
Granted during the year	25,000	$4.75
Exercised during the year
Forfeited during the year
Effects of common stock dividend	7,546	$(0.65)	689	$(0.45)
Options outstanding December 31, 2010	193,366	$13.41	17,673	$11.05

Included in total outstanding options at December 31, 2010, are 17,673 exercisable shares under the 1995 plan, at a weighted average price of $11.05, and 148,248 exercisable shares under the 2005 plan, at a weighted average price of $14.58. Included in total outstanding options at December 31, 2009, are 16,984 exercisable shares under the 1995 plan, at a weighted average price of $11.50, and 110,504 exercisable shares under the 2005 plan, at a weighted average price of $15.14. Included in total outstanding options at December 31, 2008, are 14,282 exercisable shares under the 1995 plan, at a weighted average price of $11.96, and 75,895 exercisable shares under the 2005 plan, at a weighted average price of $15.72.

Additional information regarding options as of December 31, 2010 is as follows:

Options Outstanding			Options Exercisable
		Weighted Avg
Range of	Number	Remaining	Weighted Avg	Number	Weighted Avg
Exercise Prices	Outstanding	Contract Life (yrs)	Exercise Price	Exercisable	Exercise Price
$4.70	26,015	9.1	$4.56	0	--
$11.50 to $11.92	26,511	4.3	$11.18	26,511	$11.18
$13.60 to $17.05	130,345	4.8	$14.23	117,532	$14.10
$18.25 to $21.23	28,168	5.3	$18.38	22,534	$18.38
Total	211,039			166,577

Included in salaries and employee benefits for the years ended December 31, 2010, 2009 and 2008 is $41,000, $53,000 and $110,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to either year.

As of December 31, 2010, 2009 and 2008, there was $37,000, $24,000 and $81,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.0 years. No options were exercised during 2009 or 2010. The Company received $70,000 in cash proceeds on options exercised during the year ended December 31, 2008. No tax benefits were realized on stock options exercised during the year ended December 31, 2008 because all options exercised during the period were incentive stock options.

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Weighted average grant-date fair value of stock options granted	$2.22	n/a
Total fair value of stock options vested	$110,947	$147,297
Total intrinsic value of stock options exercised	n/a	n/a

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

The Bank expenses the fair value of the option on a straight-line basis over the vesting period for each separately vesting portion of the award. The Bank estimates forfeitures and only recognizes expense for those shares expected to vest. Based upon historical evidence, the Company has determined that because options are granted to a limited number of key employees rather than a broad segment of the employee base, expected forfeitures, if any, are not material. No options were granted during the years ended December 31, 2009 or December 31, 2008. The Company granted 25,000 shares in incentive stock options during 2010. The assumptions used for the 2010 stock option grant are as follows.

Year Ended
December 31, 2010
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

The Company did not make a contribution to the ESOP during 2009 or 2010 and therefore had no ESOP compensation expense during the years ended December 31, 2009 or 2010. ESOP compensation expense totaled $264,000 for the year ended December 31, 2008.

Allocated, committed-to-be-released, and unallocated ESOP shares as of December 31, 2010, 2009 and 2008 were as follows (shares adjusted for 2-for-1 stock split of May 2006):

	2010	2009	2008
Allocated	520,196	580,430	548,369
Committed-to-be-released	0	0	0
Unallocated	0	0	0
Total ESOP shares	520,196	580,430	548,369
Fair value of unreleased shares	N/A	N/A	N/A

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code.  All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire.  Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors.  Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 5% of the employees’ eligible annual compensation. Company contributions are subject to certain vesting requirements over a period of six years. Contributions made by the Company are invested in Company stock.  During 2009 and 2010, the Company made no matching contribution to the Deferral Plan. During 2008, the Company contributed a total of $137,000 to the Deferral Plan.

Salary Continuation Plan

The Company has an unfunded, non-qualified Salary Continuation Plan for senior executive officers and certain other key officers of the Company, which provides additional compensation benefits upon retirement for a period of 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 to 15 years. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the Plan. The Company’s current benefit liability is determined based upon vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for high-quality investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which averages approximately 20 years. At December 31, 2010 and 2009, $3.9 million and $3.6 million, respectively, had been accrued to date, based on a discounted cash flow using an average discount rate of 3.90% and 4.72%, respectively, and is included in other liabilities. In connection with the implementation of the Salary Continuation Plans, the Company purchased single premium universal life insurance policies on the life of each of the key employees covered under the Plan. The Company is the owner and beneficiary of these insurance policies. The cash surrender value of the policies was $4.1 million and $4.0 million December 31, 2010 and 2009, respectively. Although the Plan is unfunded, the Company intends to utilize the proceeds of such policies to settle the Plan obligations. Under Internal Revenue Service regulations, the life insurance policies are the property of the Company and are available to satisfy the Company's general creditors.

Pursuant to the guidance contained in ASC Topic 715 “Compensation,” the Company is required to recognize in accumulated other comprehensive (loss) income, the amounts that have not yet been recognized as components of net periodic benefit costs. These unrecognized costs arise from changes in estimated interest rates used in the calculation of net liabilities under the plan.

As of December 31, 2010 and 2009, the Company had approximately $321,000 and $158,000, respectively in unrecognized net periodic benefit costs arising from changes in interest rates used in calculating the current post-retirement liability required under the plan. This amount represents the difference between the plan liabilities calculated under net present value calculations, and the net plan liabilities actually recorded on the Company’s books at December 31, 2010 and 2009. Pursuant to the adoption of the guidance contained in ASC Topic 715, the Company recorded $169,000 (net of tax of $112,000), as a component of other comprehensive (loss) income at December 31, 2006. The average remaining life of the service terms of the Salary Continuation contracts to which the unrecognized service costs related at the time of adoption, was approximately two years. During the year ended December 31, 2008, approximately $142,000 of the unrecognized prior service cost was recognized in earnings as additional salary expense, and is reflected as an adjustment to accumulated other comprehensive income.

Salary continuation expense is included in salaries and benefits expense, and totaled $72,000, $78,000, and $551,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company owns single premium Bank-owned life insurance policies (BOLI) on certain officers with a portion of the death benefits available to the officers’ beneficiaries. The single premium paid in previous years at policy commencement of the BOLI totaled $9.0 million. Additional BOLI policies totaling $227,000 and $579,000 were purchased during 2006 and 2005, respectively. The BOLI’s initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The cash surrender value of these insurance policies totaled $11.4 million and $11.0 million at December 31, 2010 and December 31, 2009, and is included on the consolidated balance sheet in cash surrender value of life insurance. Income on these policies, net of expense, totaled approximately $416,000, $398,000, and $249,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

12. Commitments and Contingent Liabilities

Lease Commitments: The Company leases land and premises for its branch banking offices and administration facilities. The initial terms of these leases expire at various dates through 2021. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. The total expense on land and premises leased under operating leases was $781,000, $852,000, and $864,000 during 2010, 2009, and 2008, respectively. Total rent expense for the years ended December 31, 2010, 2009, and 2008 included approximately $28,000 in reductions, $8,000 in reductions, and $27,000 in increases, respectively, related to adjustments made pursuant to ASC Topic 840, “Leases”. The adjustments represent the difference between contractual rent amounts paid and rent amounts actually expensed under the straight-line method  pursuant to ASC 840.

Future minimum rental commitments under existing non-cancelable leases as of December 31, 2010 are as follows:

(In thousands):
2011	$456
2012	484
2013	491
2014	445
2015	365
Thereafter	948
$3,189

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

	Contractual amount – December 31,
(in thousands)	2010	2009
Commitments to extend credit	$67,829	$84,017
Standby letters of credit	1,756	3,975

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and have terms from less than one month to approximately 2.5 years. At December 31, 2010, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $1.8 million.

13. Fair Value Measurements and Disclosure

The following summary disclosures are made in accordance with the accounting standards related to fair value measurements and disclosure, which requires the disclosure of fair value information about both on- and off- balance sheet financial instruments where it is practicable to estimate that value.

	December 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$98,430	$98,430	$29,229	$29,229
Interest-bearing deposits	4,396	4,523	3,313	3,449
Investment securities	51,503	51,503	71,411	71,411
Loans	424,526	429,249	492,692	496,543
Cash surrender value of life insurance	15,493	15,493	14,972	14,972
Accrued interest receivable	2,152	2,152	2,497	2,497
Investment in bank stock	89	89	143	143
Financial Liabilities:
Deposits	557,466	557,240	561,660	561,150
Borrowings	32,000	31,996	40,000	39,970
Junior Subordinated Debt	10,646	10,646	10,716	10,716
Accrued interest payable	222	222	376	376
Commitments to extend credit	--	--	--	--
Standby letters of credit	--	--	--	--

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

Some fair value measurements, such as for available-for-sale securities, junior subordinated debt, and interest rate swaps, are performed on a recurring basis, while others, such as impairment of goodwill, other real estate owned, impaired loans that are collateral dependent,  and other intangibles, are performed on a nonrecurring basis.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2010 (in 000’s):

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets (000's)	2010	(Level 1)	(Level 2)	(Level 3)
AFS Securities:
Other investment securities	$0	$0
U.S Govt agencies	33,788		33,788
U.S Govt collateralized mortgage obligations	7,755		7,755
Obligations of state and political subdivisions	0		0
Private label residential mortgage obligations	9,960			9,960
Total AFS securities	51,503	0	41,543	9,960
Impaired Loans (1):
Commercial and industrial	9,330			9,330
Real estate mortgage	6,096			6,096
RE construction & development	13,209			13,209
Agricultural	2,261			2,261
Installment/Other	0			0
Total impaired loans	30,896	0	0	30,896
Other real estate owned (1)	19,016			19,016
Investment in bank stock	89	89
Goodwill (1)	4,350			4,350
Core deposit intangible (1)	344			344
Total	$106,198	$89	$41,543	$64,566
         (1)  Nonrecurring

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities (000's)	2010	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	10,646			10,646
Total	10,646	0	0	10,646

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2009 (in 000’s):

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets (000's)	2009	(Level 1)	(Level 2)	(Level 3)
AFS Securities:
Other investment securities	$8,506	$1,004	$7,502
U.S Govt agencies	36,586		36,586
U.S Govt collateralized mortgage obligations	15,320		15,320
Obligations of state and political subdivisions	1,285		1,285
Private label residential mortgage obligations	9,714			9,714
Total AFS securities	71,411	1,004	60,693	9,714
Impaired Loans (1):
Commercial and industrial	9,174			9,174
Real estate mortgage	4,356			4,356
RE construction & development	4,382			4,382
Agricultural	2,466			2,466
Installment/Other	18			18
Total impaired loans	20,396	0	0	20,396
Other real estate owned (1)	21,273			21,273
Investment in bank stock	143	143
Goodwill (1)	5,764			5,764
Core deposit intangible (1)	777			777
Total	$119,764	$1,147	$60,693	$57,924
       (1) Nonrecurring

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities (000's)	2009	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	10,716			10,716
Total	10,716	0	0	10,716

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the period (in 000’s):

	12/31/10	12/31/09
Reconciliation of Assets:	Private label residential mortgage obligations	Private label residential mortgage obligations
Beginning balance	$9,714	$12,800
Total gains or (losses) included in earnings (or other comprehensive loss)	246	(3,086)
Transfers in and/or out of Level 3	0	0
Ending balance	$9,960	$9,714

The amount of total gains or (losses) for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$246	$(3,086)

	12/31/2010	12/31/2009
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$10,716	$11,926
Total gains included in earnings (or changes in net assets)	(70)	(1,210)
Transfers in and/or out of Level 3	0	0
Ending balance	$10,646	$10,716
The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(70)	$(1,210)

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

Investments – Available for sale securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data are not available for the last 30 days, a Level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level-2 pricing may include using a forward spread from the last observable trade or may use a proxy bond like a TBA mortgage to come up with a price for the security being valued. Changes in fair market value are recorded through other comprehensive loss as the securities are available for sale. At December 31, 2010 and December 31, 2009, the Company held three non-agency private-label residential mortgage obligations. Fair value of these securities (as well as review for other-than-temporary impairment) was performed by a third-party securities broker specializing in private label residential mortgage obligations using the discounted cash flow method. Fair value was based upon estimated cash flows which included assumptions about future prepayments, default rates, and the impact of credit risk on this type of investment security. Although the pricing of the private label residential mortgage obligations has certain aspects of Level 2 pricing, many of the pricing inputs are based upon unobservable assumptions of future economic trends and as a result the Company considers this to be Level 3 pricing.

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

Goodwill and Core Deposit Intangibles - Goodwill is not amortized but is evaluated periodically for impairment. Fair value of goodwill is determined by comparing the fair value of the operating unit with its carrying value. Fair value is determined on a discounted cash flow methodology using estimated market discount rates and projections of future cash flows for the related operating unit. In addition to projected cash flows, other market metrics are utilized including industry multiples of earnings and price-to-book ratios to estimate what a market participant would pay for the operating unit in the current business environment. Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes is discount rates, competitive forces within the industry, and other specific industry and market valuation conditions. If it is determined that goodwill impairment exists, impairment amounts are recorded as an impairment loss in other noninterest expense, and the carrying value of goodwill is reduced by the amount of the impairment. Core deposit intangibles are amortized over the estimated useful lives of the related deposits and are evaluated for impairment periodically. Core deposit intangibles are reviewed for impairment utilizing a discounted cash flow methodology based upon the anticipated deposit runoff over the estimated lives of the deposits, generally six to eight years. If it is determined that impairment exists on the core deposit intangible, impairment amounts are recorded as an impairment loss in other noninterest expense, and the carrying value of core deposit intangible is reduced by the amount of the impairment.

Bank-owned Life Insurance – Fair values of life insurance policies owned by the Company approximate the insurance contract’s cash surrender value.

Investment in limited partnerships – Investment in limited partnerships which invest in qualified low-income housing projects generate tax credits to the Company. The investment is amortized using the equity method based upon the estimated remaining utilization of low-income housing tax credits. The Company’s carrying value approximates fair value.

Investments in Bank Stock – Investment in Bank equity securities is classified as available for sale and is valued based upon open-market price quotes obtained from an active stock exchange. Changes in fair market value are recorded in other comprehensive income.

Deposits – In accordance with authoritative accounting guidance, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at December 31, 2010 and December 31, 2009 (i.e., carrying amounts). Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Borrowings - Borrowings consist of federal funds sold, securities sold under agreements to repurchase, and other short-term borrowings. Fair values of borrowings were estimated using the rates currently offered for borrowings with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a discounted cash flows model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company used characteristics that distinguish market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the years ended December 31, 2010 and 2009, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of theses inputs, due primarily to the current economic environment, require the junior subordinated debt to be classified as a Level 3 fair value.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-balance sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. The contract amounts of commitments to extend credit and standby letters of credit are disclosed in Note 12. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at December 31, 2010 and 2009.

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

14. Regulatory Matters

Regulatory Agreement with the Federal Reserve Bank of San Francisco

Effective March 23, 2010, United Security Bancshares (the "Company") and its wholly owned subsidiary, United Security Bank (the "Bank"), entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco. Under the terms of the Agreement, the Company and the Bank agreed, among other things, to strengthen board oversight of management and the Bank's operations; submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on the past due loans, classified loans, and other real estate owned; maintain a sound process for determining, documenting, and recording an adequate allowance for loan and lease losses; improve the management of the Bank's liquidity position and funds management policies; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock, declare or pay any cash dividends, or pay interest on the Company's junior subordinated debt or trust preferred securities, without prior written approval from the Federal Reserve Bank. The Company generates no revenue of its own and as such, relies on dividends from the Bank to pay its operating expenses and interest payments on the Company’s junior subordinated debt. The inability of the Bank to pay cash dividends to the Company may hinder the Holding  Company’s ability to meet its ongoing operating obligations.

This Agreement entered into with the Federal Reserve Bank of San Francisco was a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions in June 2009 (“Report of Examination”). The Agreement was the result of significant increases in nonperforming assets, both classified loans and OREO, during 2008 and 2009 increasing the overall risk profile of the Bank. The increased risk profile of the Bank included heightened concerns about the Bank’s use of brokered and other wholesale funding sources which had been used to fund loan growth and reduce the Company’s overall cost of interest bearing liabilities. With loan growth funded to some degree by wholesale funding sources, liquidity risk increased, and higher levels of nonperforming assets increased risk to equity capital and potential volatility in earnings.

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

•
Strengthen credit risk management practices of the Bank and submit a written plan to the Federal Reserve Bank to address and include (i) the responsibility of the Board of Directors to establish appropriate risk tolerance guidelines and risk limits; (ii) timely and accurate identification and quantification of credit risk within the loan portfolio; (iii) strategies to minimize credit losses and reduce the level of problem assets; (iv) procedures for the on-going review of the investment portfolio to evaluate other-than temporary-impairment (“OTTI”) and accurate accounting for OTTI; (v) stress testing of commercial real estate loan and portfolio segments; and (vi) measures to reduce the amount of other real estate owned;

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

On April 28, 2010, July 30, 2010, and October 30, 2010, respectively, the Bank submitted progress reports to the Federal Reserve for the first, second, and third quarters of 2010. As of January 30, 2011, the Company submitted a progress report for the fourth quarter of 2010. At that time Company and the Bank believed they were in compliance with the Agreement, including deadlines and remediation of past violations of laws and regulations regarding stale loan appraisals. During the year-end closing process for the year ended December 31, 2010 and in conjunction with the Bank’s annual safety and soundness exam which began during January 2011, the Company identified a material weakness related to its evaluation of impaired loans and the adequacy of its allowance for loan losses, as well as its valuation of OREO.

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

The Bank is currently in full compliance with the requirements of the Order including its deadlines. During the fourth quarter of 2010, the Company identified a material weakness related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as to the valuation of OREO properties.

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

Pursuant to the March 2010 Agreement with the Federal Reserve Bank, the Company and the Bank are required to maintain sufficient capital to support current and future capital needs, including compliance with Capital Adequacy Guidelines taking into account the volume of classified assets, concentrations of credit, the level of the allowance for loan losses, current and projected growth, and projected retained earnings.  Pursuant to the Order issued by the California Department of Financial Institutions in May 2010, the Bank is required to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.5%. For purposes of the Order, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 11.3% at December 31, 2010.

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

					To Be Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010 (Company):
Total Capital (to Risk Weighted Assets)	$86,175	16.17%	$42,635	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	79,389	14.90%	21,317	4.00%	N/A	N/A
Tier 1 Capital ( to Average Assets)	79,389	11.50%	27,602	4.00%	N/A	N/A

As of December 31, 2010 (Bank):
Total Capital (to Risk Weighted Assets)	$82,712	15.58%	$42,272	8.00%	$53,091	10.00%
Tier 1 Capital (to Risk Weighted Assets)	76,173	14.35%	21,236	4.00%	31,854	6.00%
Tier 1 Capital ( to Average Assets)	76,173	11.04%	27,602	4.00%	34,503	5.00%

As of December 31, 2009 - (Company):
Total Capital (to Risk Weighted Assets)	$91,213	14.30%	$51,037	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	83,149	13.03%	25,519	4.00%	N/A	N/A
Tier 1 Capital ( to Average Assets)	83,149	11.68%	28,471	4.00%	N/A	N/A

As of December 31, 2009 – (Bank):
Total Capital (to Risk Weighted Assets)	$87,456	13.70%	$51,082	8.00%	$63,852	10.00%
Tier 1 Capital (to Risk Weighted Assets)	79,649	12.47%	25,541	4.00%	38,311	6.00%
Tier 1 Capital ( to Average Assets)	79,649	11.19%	28,471	4.00%	35,588	5.00%

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

The Company is not subject to “Well Capitalized” guidelines under regulatory Prompt Corrective Action Provisions. Management believes, as of December 31, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2010 and 2009, the most recent notifications from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum total capital and Tier 1 capital (as defined) to risk-based assets (as defined), and a minimum leverage ratio of Tier 1 capital to average assets (as defined) as set forth in the proceeding discussion.  There are no conditions or events since the notification that management believes have changed the institution’s category.

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

The primary source of funds with which cash dividends are paid to shareholders comes from cash dividends received by the Company from the Bank. The Company received no cash dividends from the Bank during the year ended December 31, 2010. For the year ended December 31, 2009, the Company received $200,000 in cash dividends from the Bank, from which the Company paid $11,000 in cash dividends to shareholders as a result of cash-in-lieu payments on stock dividends declared.

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

Cash Restrictions - The Bank is required to maintain average reserve balances with the Federal Reserve Bank. In prior years, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank. At both December 31, 2010 and 2009, the Bank’s qualifying balance with the Federal Reserve Bank was $25,000 consisting of vault cash and balances.

15. Supplemental Cash Flow Disclosures

	Years Ended December 31,
(In thousands)	2010	2009	2008
Cash paid during the period for:
Interest	$4,742	$7,599	$16,193
Income Taxes	3,251	465	2,219
Noncash investing activities:
Loans transferred to foreclosed property	14,212	19,986	28,543
Loans settled in purchased of partnership	988	0	0
Dividends declared not paid	0	0	5
Net cash and equivalents acquired in merger	--	--	6,373
16. Common Stock Dividend

The Company declared one-percent (1%) common stock dividends during each of the four quarters ended December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010. All 1% stock dividends were considered “small stock dividends” resulting in a transfer between retained earnings and common stock an amount equal to the number of shares issued in the stock dividend multiplied by the stock’s closing price at the date of declaration. Other than for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

On December 21, 2010, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of January 7, 2011, an additional 128,751 shares were issued to shareholders on January 19, 2011. Approximately $483,000 was transferred from retained earnings to common stock based upon the $3.75 closing price of the Company’s common stock on the declaration date of December 21, 2009. There were no fractional shares paid.

On September 28, 2010, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of October 8, 2010, an additional 127,470 shares were issued to shareholders on October 20, 2010. Approximately $572,000 was transferred from retained earnings to common stock based upon the $4.49 closing price of the Company’s common stock on the declaration date of September 28, 2010. There were no fractional shares paid.

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

The Company declared four one-percent (1%) stock dividends during 2009; one during the fourth quarter on December 15, 2009, and one during the third quarter on September 22, 2009, one during the second quarter on June 23, 2009 and, one during the first quarter on March 24, 2009. As with those declared in 2010, these were considered “small stock dividends.”

17. Net (Loss) Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation. (Weighted average shares have been adjusted to give retroactive recognition for the 1% stock dividend for each of the quarters since the third quarter ended September 30, 2008):

	Years Ended December 31,
(In thousands, except earnings per share data)	2010	2009	2008

Net (loss) income available to common shareholders	$(4,439)	$(4,537)	$4,070
Weighted average shares outstanding	13,004	13,004	13,047
Add: dilutive effect of stock options	0	0	4
Weighted average shares outstanding adjusted for potential dilution	13,004	13,004	13,051
Basic (loss) earnings per share	$(0.34)	$(0.35)	$0.31
Diluted (loss) earnings per share	$(0.34)	$(0.35)	$0.31
Anti-dilutive shares excluded from earnings per share calculation	210	190	122

18. Other Comprehensive (Loss) Income

The following table provides a reconciliation of the amounts included in comprehensive income:
	Years Ended December 31
(In thousands)	2010	2009	2008
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain on sale securities – net of income tax (benefit) of $1,367, $542 and ($1,900)	$2,051	$813	$(2,850)
Less: Reclassification adjustment for loss (gain) on sale ofavailable-for-sale securities included in net income -net of income tax (benefit) of ($27), $15, and ($10)	(41)	22	(15)

Net unrealized (loss) gain on available-for-sale securities - net income tax (benefit) of ($1,340), $557, and ($1,190)	$2,010	$835	$(2,865)

Unrealized loss on interest rate swaps:
Unrealized losses arising during period – net of income taxbenefit of $0, $0, and $1	$(0)	$(0)	$(3)
Less: reclassification adjustments to interest income	0	0	5

Net change in unrealized loss on interest rate swaps - net of income tax $0, $0, and $1	$0	$0	$2

Previously unrecognized past service costs of employee benefit plans - net tax (benefit) of ($108), ($116), and $62	$(163)	$(165)	$93

Total other comprehensive income (loss)	$1,847	$670	$2,770

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

The equity position in NRLB stock is accounted for as available-for-sale-securities (“AFS”) under the guidelines of ASC Topic 320, “Investments – Debt and Equity Instruments.”. As with other debt and equity securities, the investment in NRLB stock is reviewed for other-than-temporary impairment.

The Company reviewed the investment in NRLB stock for other-than-temporary impairment during the fourth quarter of 2010 and determined the continued economic and internal factors contributing to the decline in the price of NRLB’s stock were other than temporary. Based upon a price of $2.20 per share at December 31, 2010, the investment in NRLB stock was written down to the stock’s current market price resulting in a pretax impairment loss of $355,000. The impairment loss is reflected in noninterest expense for the quarter and year ended December 31, 2010. The Company will continue to review its investment in NRLB stock on an ongoing basis as the economy recovers to determine whether the investment in NRLB stock is other-than-temporarily impaired.

20. Common Stock Repurchase Plan

On May 16, 2007, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to 610,000 shares of the Company's common stock on the open market or in privately negotiated transactions. The repurchase plan represents approximately 5.00% of the Company's currently outstanding common stock. The duration of the program is open-ended and the timing of purchases will depend on market conditions. Concurrent with the approval of the new repurchase plan, the Company canceled the remaining 75,733 shares available under the previous 2004 repurchase plan.

During the year ended December 31, 2008, 89,001 shares were repurchased at a total cost of $1.2 million and an average per share price of $13.70. During the year ended December 31, 2009, 488 shares were repurchased at a total cost of $3,700 and an average per share price of $7.50.

As a condition of the Written Agreement entered into with the Federal Reserve Bank of San Francisco (FRB) on May 23, 2010, and the Order entered into with the California Department of Financial Institutions (DFI) on May 17, 2010, the Company may not repurchase any of its common stock without prior approval of the FRB and the DFI. The Company did not repurchase any common shares during the year ended December 31, 2010.

21. Goodwill and Intangible Assets

At December 31, 2010 the Company had $6.0 million of goodwill, $966,000 of core deposit intangibles, and $243,000 of other identified intangible assets which were recorded in connection with various business combinations and purchases. The following table summarizes the carrying value of those assets at December 31, 2010 and 2009.

(in 000’s)	December 31, 2010	December 31, 2009
Goodwill	$5,977	$7,391
Core deposit intangible assets	966	1,585
Other intangible assets	243	449
Total goodwill and intangible assets	$7,186	$9,425

Core deposit intangibles and other identified intangible assets are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets and goodwill at least annually or more often as conditions require. The following table summarizes the amortization expense and impairment losses recorded on the Company’s intangible assets and goodwill for the years ended December 2010, 2009, and 2008.

(in 000’s)	2010	2009	2008
Amortization expense - core deposit intangibles	$563	$636	$710
Amortization expense - other intangibles	206	249	262
Total amortization expense	$769	$885	$972

Impairment losses - core deposit intangibles	$57	$56	$624
Impairment losses - other intangible assets	0	25	24
Impairment losses - goodwill	1,414	3,026	0
Total impairment losses	$1,471	$3,107	$648

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007 and totaled approximately $4.4 million at December 31, 2010. The Company conducted its annual impairment testing of the goodwill related to the Campbell reporting unit effective March 31, 2010. Impairment testing for goodwill is a two-step process.

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

During the second quarter of 2010, the Company utilized the services of an independent valuation firm to assist in determining the fair value of the Campbell operating unit under step-two guidelines and whether there was goodwill impairment. The second step in impairment analysis compares the fair value of the Campbell operating unit to the aggregate fair values of its individual assets, liabilities and identified intangibles. As a result of step-two impairment testing, the Company concluded that the goodwill related to the Campbell operating unit was impaired, and recognized a pre-tax and after-tax impairment loss of $1,414,000 at June 30, 2010. Because the Legacy merger was a tax-free transaction, the Bank receives no benefit for the loss recorded during 2010.

As a result of impairment testing conducted during 2009, the Company recognized a pre-tax and after-tax impairment loss of $3,026,000 at June 30, 2009. As with the 2010 impairment loss, the Bank received no tax benefit for the loss recorded during 2009 because the Legacy merger was a tax-free transaction.

Core Deposit Intangibles: During the first quarter of 2010, the Company performed an annual impairment analysis of the core deposit intangible assets associated with the Legacy Bank merger completed during February 2007 (Campbell operating unit). The core deposit intangible asset, which totaled $3.0 million at the time of merger, is being amortized over an estimated life of approximately seven years. The Company recognized $376,000 and $450,000 in amortization expense related to the Legacy operating unit during the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, the carrying value of the core deposit intangible related to the Legacy Bank merger was $344,000.

During the impairment analysis performed as of March 31, 2010, it was determined that the original deposits purchased from Legacy Bank during February 2007 continue to decline faster than originally anticipated. As a result of increased deposit runoff, particularly in noninterest-bearing checking accounts and savings accounts, the estimated value of the Campbell core deposit intangible was determined to be $619,000 at March 31, 2010 rather than the pre-adjustment carrying value of $675,000. As a result of the impairment analysis, the Company recorded a pre-tax impairment loss of $57,000 ($33,000, net of tax) reflected as a component of noninterest expense for the year ended December 31, 2010.

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

Other Intangible Assets: During November 2007, the Company purchased the recurring contractual revenue stream and certain fixed assets from ICG Financial, LLC. Additionally, the Company hired all but one of the former employees of ICG Financial, LLC and its subsidiaries. The total purchase price was $414,000 including $378,000 for the recurring revenue stream and $36,000 for the fixed assets. As a department of the Bank, USB Financial Services provides wealth management, employee benefit, insurance and loan products, as well as consulting services for a variety of clients, utilizing employees hired from ICG Financial LLC. The original capitalized cost of $378,000 for the recurring revenue stream was amortized over a period of approximately three years, and was fully amortized at December 31, 2010. During the fourth quarter of 2008, the Company determined that the purchased intangible asset associated with recurring contractual revenue stream was impaired. As a result the Company recognized a $24,000 impairment loss on the purchased intangible asset, reducing the carrying value of the intangible asset to $206,000 at December 31, 2008. The Company performed an impairment analysis during the fourth quarter of 2009, and determined that the recurring contractual revenue stream was further impaired, resulting in an impairment loss of $25,000 bringing the carrying value of the intangible asset to $69,000 at December 31, 2009. The Company did not recognize any impairment loss during 2010 related to the purchased intangible asset.

22. Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares – (parent only)
Balance Sheets - December 31, 2010 and 2009
(In thousands)	2010	2009
Assets
Cash and equivalents	$41	$20
Investment in bank subsidiary	85,054	87,500
Investment in nonbank entity	0	0
Investment in bank stock	89	143
Other assets	1,018	832
Total assets	$86,202	$88,495

Liabilities & Shareholders' Equity
Liabilities:
Junior subordinated debt securities (at fair value)	$10,646	$10,716
Accrued interest payable	0	0
Deferred taxes	2,166	1,916
Other liabilities	120	42
Total liabilities	12,932	12,674

Shareholders' Equity:
Common stock, no par value 20,000,000 shares authorized, 13,003,840 and 12,496,499 issued and outstanding, in 2010 and 2009	39,869	37,575
Retained earnings	33,807	40,499
Accumulated other comprehensive loss	(406)	(2,253)
Total shareholders' equity	73,270	75,821
Total liabilities and shareholders' equity	$86,202	$88,495

United Security Bancshares – (parent only)	Years Ended December 31,
Income Statements
(In thousands)	2010	2009	2008
Income
Dividends from subsidiaries	$0	$200	$4,250
Gain on fair value option of financial assets	316	1,145	1,363
Other income	0	0	10
Total income	316	1,345	5,623
Expense
Interest expense	251	331	734
Other expense	547	340	401
Total expense	798	671	1,135
(Loss) income before taxes and equity in
undistributed income of subsidiary	(482)	674	4,488
Income tax (benefit) expense	(198)	188	108
Deficit in undistributed income of subsidiary	(4,155)	(5,023)	(310)
Net (Loss) Income	$(4,439)	$(4,537)	$4,070

United Security Bancshares – (parent only)	Years Ended December 31,
Statement of Cash Flows
(In thousands)	2010	2009	2008
Cash Flows From Operating Activities
Net (loss) income	$(4,439)	$(4,537)	$4,070
Adjustments to reconcile net (loss) income to cash
provided by operating activities:
Deficit (equity) in undistributed income of subsidiary	4,155	5,023	310
Deferred taxes	130	471	567
Write-down of other investments	355	0	23
Gain on fair value option of financial liability	(316)	(1,145)	(1,363)
Amortization of issuance costs	0	0	0
Net change in other liabilities	61	(268)	(15)
Net cash (used in) provided by operating activities	(54)	(456)	3,592

Cash Flows From Investing Activities
Investment in bank stock	0	0	(72)
Proceeds from sale of investment in title company	0	99	0
Net cash provided by (used in) investing activities	0	99	(72)

Cash Flows From Financing Activities
Proceeds from stock options exercised	0	0	70
Proceeds from note payable	75	0	0
Repurchase and retirement of common stock	0	31	(1,220)
Payment of dividends on common stock	0	(11)	(4,559)
Net cash provided by (used in) financing activities	75	20	(5,709)

Net increase (decrease) in cash and cash equivalents	21	(337)	(2,189)
Cash and cash equivalents at beginning of year	20	357	2,546
Cash and cash equivalents at end of year	$41	$20	$357

Supplemental cash flow disclosures
Noncash financing activities:
Dividends declared not paid	$0	$0	$5

23. Subsequent Events

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in the Securities and Exchange Act Rule 13(a)-15(e). Based on that evaluation and the identification of the material weaknesses in the Company’s internal control over financial reporting above under the caption “Management’s Report on Internal Control Over Financial Reporting” in Item 8 of this report ,” the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2010 to ensure that information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis.  In light of these material weaknesses, in preparing the Company’s Consolidated Financial Statements included in this report, the Company performed a thorough review of the determination of completeness and accuracy of the allowance for credit losses, the provision for loan losses, and valuation of OREO properties to ensure that the Company’s Consolidated Financial Statements included in this report have been prepared in accordance with U.S. GAAP.  The Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the Company’s Consolidated Financial Statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in this report.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2010, the Company identified a material weakness related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as to the valuation of OREO properties. While management had identified the material weakness in the fourth quarter of 2010, there were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We believe that the deficiencies related to the accounting for impaired loans and for OREO valuations are the result of insufficient levels of appropriately qualified and trained personnel in our financial reporting processes due to the loss of key personnel and inability to replace qualified personnel during the year-end closing process which coincided with the Company’s annual safety and soundness examination by its regulators. This, combined with several updated appraisals reflecting significantly lower valuations, led to additional material adjustments in the provision for loan losses and the allowance for loan losses, and in the allowance for OREO impairment.

Specifically the Company did not:

•
Effectively have an adequate number of qualified and trained personnel in our credit administration to sufficiently identify problem loans on a timely basis, and provide an appropriate level of allowance for loan and lease losses.

•
Effectively have an adequate number of qualified and trained personnel in our credit administration and accounting departments to sufficiently evaluate OREO properties for impairment on a timely basis.

The material weakness contributed to a material change in the provision for loan losses and the allowance for loan losses, as well as impairment losses for OREO, reflected in our earnings reported as of December 31, 2010.

REMEDIATION OF MATERIAL WEAKNESS

The Company determined the following preliminary steps were necessary to address the aforementioned material weaknesses, including:

1)	Training of lending and credit personnel to ensure that loans are appropriately classified and that problem loans are identified and communicated to credit administration on a timely basis;

2)	Training of lending and credit personnel to ensure that impaired loans are measured in accordance basic accounting guidance ASC 310, Receivables;

3)	Training of lending and credit personnel to ensure that OREO valuations are measured in accordance basic accounting guidance ASC 310, Receivables;

4)	Hiring additional qualified staff to assist in the review and analysis of impaired loans and OREO.

5)
Ensuring via review by qualified senior management that management’s assessment of loans requiring impairment analysis and OREO valuations in accordance with ASC 310 is supported by comprehensive documentation;

6)	Ensuring that the methodology and inputs related to impaired loan analysis and OREO valuation are reviewed and validated by an independent and qualified third-party reviewer.

7)	Documenting of processes and procedures, along with appropriate training, to ensure that the accounting policies, conform to GAAP and are consistently applied prospectively.

We began to execute the remediation plans identified above in the first quarter of 2011 and are continuing into the second quarter of 2011.  Management anticipates that these remedial actions will strengthen the Company’s internal control over financial reporting and will, over time, address the material weakness that was identified as of December 31, 2010.  Because some of these remedial actions will take place on a quarterly basis, their successful implementation will continue to be evaluated before management is able to conclude that the material weakness has been remediated. The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts.

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

Item 9B.  Other Information

  None

PART III

Item 10 – Directors, Executive Officers, and Corporate Governance

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Election of Directors and Executive Officers" and “Corporate Governance Principles and Board Matters” set forth in the Company's definitive Proxy Statement for its 2011 Annual Meeting of Shareholders ("Proxy Statement").

Item 11 - Executive Compensation

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Executive Compensation" and “Director Compensation” set forth in the Company's definitive Proxy Statement for its 2011 Annual Meeting of Shareholders ("Proxy Statement").

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Shareholdings of Certain Beneficial Owners and Management" set forth in the Company's definitive Proxy Statement for its 2011 Annual Meeting of Shareholders ("Proxy Statement").

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Certain Transactions" and “Corporate Governance Principles” set forth in the Company's definitive Proxy Statement for its 2011 Annual Meeting of Shareholders ("Proxy Statement").

Item 14.  Principal Accounting Fees and Services

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Independent Accountant Fees and Services" set forth in the Company's definitive Proxy Statement for its 2011 Annual Meeting of Shareholders ("Proxy Statement").

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

(a)(3)           Exhibits

3.1	Articles of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

4.1	Specimen common stock certificate of United Security Bancshares (1)

10.1	Amended and Restated Executive Salary Continuation Agreement for Dennis Woods (4)

10.2	Amended and Restated Employment Agreement for Dennis R. Woods (4)

10.3	Amended and Restated Executive Salary Continuation Agreement for Kenneth Donahue (4)

10.4	Amended and Restated Change in Control Agreement for Kenneth Donahue (4)

10.5	Amended and Restated Executive Salary Continuation Agreement for David Eytcheson (4)

10.6	Amended and Restated Change in Control Agreement for David Eytcheson (4)

10.7	Amended and Restated Executive Salary Continuation Agreement for Rhodlee Braa (4)

10.8	Amended and Restated Change in Control Agreement for Rhodlee Braa (4)

10.9	Amended and Restated Executive Salary Continuation Agreement for William F. Scarborough (4)

10.10	Amended and Restated Change in Control Agreement for William F. Scarborough (4)

10.11	USB 2005 Stock Option Plan. Filed as Exhibit B to the Company's 2005 Schedule 14A Definitive Proxy filed April 18, 2005 and incorporated herein by reference.

10.12	Stock Option Agreement for William F. Scarborough dated August 1, 2005 (2)

10.13	Stock Option Agreement for Dennis R. Woods dated February 6, 2006 (3)

10.14	Written Agreement between United Security Bancshares, United Security Bank, and the Federal Reserve Bank of San Francisco dated March 23, 2010 (5)

10.15	Stock Option Agreement for Richard B. Shupe dated February 7, 2010

11.1	Computation of earnings per share.

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

(c)           Financial statement schedules filed:

See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the year ended December 31, 2010 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 30th day of March, 2011

United Security Bancshares

March 31, 2011	/s/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

March 31, 2011	/s/ Richard B. Shupe
Richard B. Shupe
Senior Vice President and
Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	3/31/2011	/s/ Robert G. Bitter
Director

Date:	3/31/2011	/s/ Stanley J. Cavalla
Director

Date:	3/31/2011	/s/ Tom Ellithorpe
Director

Date:	3/31/2011	/s/ R. Todd Henry
Director

Date:	3/31/2011	/s/ Ronnie D. Miller
Director

Date:	3/31/2011	/s/ Robert M. Mochizuki
Director

Date:	3/31/2011	/s/ Walter Reinhard
Director

Date:	3/31/2011	/s/ John Terzian
Director

Date:	3/31/2011	/s/ Mike Woolf
Director