Form 10-Q
period 2011-03-31
UNITED SECURITY BANCSHARES
filed 2011-05-16
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32987

UNITED SECURITY BANCSHARES
 (Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

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

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter - June 30, 2010: $32,434,746

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value
(Title of Class)

Shares outstanding as of April 30, 2011: 13,133,871

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
March 31, 2011 and December 31, 2010

(in thousands except shares)	March 31, 2011	December 31, 2010
Assets
Cash and due from banks	$14,036	$13,259
Cash and due from FRB	89,180	85,171
Cash and cash equivalents	103,216	98,430
Interest-bearing deposits in other banks	1,406	4,396
Investment securities available for sale (at fair value)	51,625	51,503
Loans and leases	432,824	441,691
Unearned fees	(560)	(645)
Allowance for credit losses	(16,745)	(16,520)
Net loans	415,519	424,526
Accrued interest receivable	2,099	2,152
Premises and equipment – net	12,738	12,909
Other real estate owned	35,151	35,580
Intangible assets	1,011	1,209
Goodwill	5,977	5,977
Cash surrender value of life insurance	15,625	15,493
Investment in limited partnership	1,745	1,851
Deferred income taxes - net	9,054	8,878
Other assets	14,971	15,306
Total assets	$670,137	$678,210

Liabilities & Shareholders’ Equity
Liabilities
Deposits
Noninterest bearing	$164,969	$139,690
Interest bearing	390,689	417,776
Total deposits	555,658	557,466

Other borrowings	25,000	32,000
Accrued interest payable	171	222
Accounts payable and other liabilities	4,638	4,606
Junior subordinated debentures (at fair value)	11,074	10,646
Total liabilities	596,541	604,940

Shareholders’ Equity
Common stock, no par value 20,000,000 shares authorized, 13,133,871 and 13,000,840 issued and outstanding, in 2011 and 2010, respectively	40,301	39,869
Retained earnings	33,736	33,807
Accumulated other comprehensive loss	(441)	(406)
Total shareholders’ equity	73,596	73,270
Total liabilities and shareholders’ equity	$670,137	$678,210

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended March 31,
(In thousands except shares and EPS)	2011	2010
Interest Income:
Loans, including fees	$6,420	$7,540
Investment securities – AFS – taxable	597	853
Investment securities – AFS – nontaxable	-	15
Federal funds sold	-	8
Interest on deposits in FRB	51	2
Interest on deposits in other banks	10	10
Total interest income	7,078	8,428
Interest Expense:
Interest on deposits	768	1,158
Interest on other borrowings	85	107
Total interest expense	853	1,265
Net Interest Income Before Provision for Credit Losses	6,225	7,163
Provision for Credit Losses	890	1,631
Net Interest Income	5,335	5,532
Noninterest Income:
Customer service fees	867	948
Increase in cash surrender value of bank-owned life insurance	141	134
(Gain) loss on sale of other real estate owned	280	(56)
(Loss) gain on fair value of financial liability	(367)	157
Other	207	128
Total noninterest income	1,128	1,311
Noninterest Expense:
Salaries and employee benefits	2,321	2,281
Occupancy expense	893	913
Data processing	24	19
Professional fees	439	387
FDIC/DFI insurance assessments	513	391
Director fees	58	57
Amortization of intangibles	162	203
Correspondent bank service charges	76	76
Impairment loss on core deposit intangible	36	57
Impairment loss on investment securities (cumulative total other-than-temporary loss of $3.6 million, net of $3.9 million recognized in other comprehensive loss, pre-tax)	0	244
Impairment loss on OREO	684	821
Loss on California tax credit partnership	106	106
OREO expense	232	282
Other	513	488
Total noninterest expense	6,057	6,325
Income Before Taxes on Income	406	518
Provision for Taxes on Income	50	76
Net Income	$356	$442
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities, and past service costs of employee benefit plans – net of income tax (benefit) expense of $(23), and $378	(35)	567
Comprehensive Income	$321	$1,009
Net Income per common share
Basic	$0.03	$0.03
Diluted	$0.03	$0.03
Shares on which net income per common shares were based
Basic	13,133,871	13,133,871
Diluted	13,133,871	13,133,871

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

	Common stock	Common stock		Accumulated Other
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Comprehensive Income (Loss)	Total
Balance January 1, 2010	12,496,499	$37,575	$40,499	$(2,253)	$75,821

Net changes in unrealized loss on available for sale securities (net of income tax expense of $378)				567	567
Common stock dividends	124,953	655	(655)		0
Stock-based compensation expense		5			5
Net Income			442		442
Balance March 31, 2010	12,621,452	38,235	40,286	(1,686)	76,835

Net changes in unrealized loss on available for sale securities (net of income tax benefit of $962)				1,443	1,443
Net changes in unrecognized past service Cost on employee benefit plans (net of income tax benefit of $109)				(163)	(163)
Common stock dividends	382,388	1,598	(1,598)		0
Stock-based compensation expense		36			36
Net Income			(4,881)		(4,881)
Balance December 31, 2010	13,003,840	39,869	33,807	(406)	73,270

Net changes in unrealized loss on available for sale securities (net of income tax benefit of $24)				(36)	(36)
Net changes in unrecognized past service Cost on employee benefit plans (net of income tax expense of $1)				1	1
Common stock dividends	130,031	427	(427)		0
Stock-based compensation expense		5			5
Net Income			356		356
Balance March 31, 2011	13,133,871	$40,301	$33,736	$(441)	$73,596

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In thousands)	2011	2010
Cash Flows From Operating Activities:
Net income	$356	$442
Adjustments to reconcile net income:
to cash provided by operating activities:
Provision for credit losses	890	1,631
Depreciation and amortization	460	539
Accretion of investment securities	(16)	(10)
Decrease in accrued interest receivable	53	67
Decrease in accrued interest payable	(51)	(96)
(Decrease) increase in unearned fees	(86)	182
Increase in income taxes payable	25	8
Stock-based compensation expense	5	5
Decrease (increase) in accounts payable and accrued liabilities	46	(58)
(Gain) loss on sale of other real estate owned	(280)	56
Impairment loss on other real estate owned	684	821
Impairment loss on core deposit intangible	36	57
Impairment loss on investment securities	0	244
Increase in surrender value of life insurance	(132)	(126)
Loss (gain) on fair value option of financial liabilities	367	(157)
Loss on tax credit limited partnership interest	106	106
Net decrease in other assets	55	513
Net cash provided by operating activities	2,518	4,224

Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	2,990	(657)
Redemption of correspondent bank stock	147	0
Purchases of available-for-sale securities	(4,486)	(1,001)
Maturities and calls of available-for-sale securities	4,360	4,269
Net decrease (increase) in loans	7,074	(18,196)
Net proceeds from settlement of other real estate owned	1,118	2,143
Capital expenditures for premises and equipment	(126)	(141)
Net cash provided by (used in) investing activities	11,077	(13,583)

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	17,319	4,781
Net (decrease) increase in certificates of deposit	(19,128)	16,041
Net decrease in federal funds purchased	0	0
Decrease in other borrowings	(7,000)	(3,000)
Proceeds from note payable	0	75
Net cash (used in) provided by financing activities	(8,809)	17,897

Net increase in cash and cash equivalents	4,786	8,538
Cash and cash equivalents at beginning of period	98,430	29,229
Cash and cash equivalents at end of period	$103,216	$37,767

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

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its 2010 Annual Report on Form 10-K. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring, nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

Certain reclassifications have been made to the 2010 financial statements to conform to the classifications used in 2011.

New Accounting Standards:

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 expanded disclosures related to allowance for credit losses and the credit quality of financing receivables. The update requires the allowance and other credit quality disclosures to be provided on a disaggregated basis. The Company adopted the period-end disclosure provisions of this update as of December 31, 2010. Accordingly, the Company adopted the activity-based disclosure provisions of this amendment during the first quarter 2011.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 clarifies the guidance in ASC 310-40 Receivables:  Troubled Debt Restructurings by Creditors.  Creditors are required to identify a restructuring as a troubled debt restructuring if the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  ASU 2011-02 clarifies guidance on whether a creditor has granted a concession and clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  In addition, ASU 2011-02 also precludes the creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring.  The effective date of ASU 2011-2 for public entities is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  If, as a result of adoption, an entity identifies newly impaired receivables, an entity should apply the amendments for purposes of measuring impairment prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company intends to adopt the methodologies prescribed by this ASU by the date required and is currently evaluating the impact of adopting this ASU.

2.	Investment Securities Available for Sale and Other Investments

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of March 31, 2011 and December 31, 2010:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
March 31, 2011:
U.S. Government agencies	$33,549	$1,277	$(3)	$34,823
U.S. Government agency CMO’s	6,418	501	(2)	6,917
Residential mortgage obligations	11,818	0	(1,933)	9,885
	$51,785	$1,778	$(1,938)	$51,625
December 31, 2010:
U.S. Government agencies	$32,486	$1,303	$(1)	$33,788
U.S. Government agency CMO’s	7,203	552	0	7,755
Residential mortgage obligations	11,955	0	(1,995)	9,960
	$51,644	$1,855	$(1,996)	$51,503

The amortized cost and fair value of securities available for sale at March 31, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	March 31, 2011
(In thousands)	Amortized Cost	Fair Value (Carrying Amount)
Due in one year or less	$6,519	$6,538
Due after one year through five years	9,935	10,016
Due after five years through ten years	2,711	2,859
Due after ten years	14,384	15,410
Collateralized mortgage obligations	18,236	16,802
	$51,785	$51,625

There were no realized gains or realized losses on sales of available-for-sale securities during the three months ended March 31, 2011 or 2010. There were no other-than-temporary impairment losses on certain of the Company’s residential mortgage obligations (private label collateralized mortgage obligations) for the three months ended March 31, 2011. There were other-than-temporary impairment losses on certain of the Company’s residential mortgage obligations (private label collateralized mortgage obligations) totaling $244,000 for the three months ended March 31, 2010.

Securities that have been impaired less than 12 months at March 31, 2011 are comprised of two U.S. government agency securities with a weighted average life of 0.4 years and one collateralized mortgage obligation with a weighted average life of 0.3 years. As of March 31, 2011, there were three residential mortgage obligations with a total weighted average life of 6.3 years that have been impaired for twelve months or more.

The following summarizes the total of impaired investment securities at March 31, 2011 (see discussion below for other than temporarily impaired securities included here):

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$2,131	$(3)	$0	$0	$2,131	$(3)
U.S. Government agency CMO’s	438	(2)	0	0	438	(2)
Residential mortgage Obligations	0	0	9,885	(1,933)	9,885	(1,933)
Total impaired securities	$2,569	$(5)	$9,885	$(1,933)	$12,454	$(1,938)

Securities that have been impaired less than 12 months at March 31, 2010 are comprised of one U.S. government agency security with a weighted average life of 3.0 years and one collateralized mortgage obligation with a weighted average life of 0.8 years. As of March 31, 2010, there were three residential mortgage obligations and one other investment security with a total weighted average life of 3.2 years that have been impaired for twelve months or more.

The following summarizes impaired investment securities at March 31, 2010:

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

At March 31, 2011 and December 31, 2010, available-for-sale securities with an amortized cost of approximately $47.0 million and $46.7 million (fair value of $47.5 million and $47.2 million) were pledged as collateral for FHLB borrowings, public funds, and treasury tax and loan balances.

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

At March 31, 2011, the decline in market value for all but three (see below) of the impaired securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is not more likely than not it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

At March 31, 2011, the Company had three non-agency collateralized mortgage obligations which have been impaired more than twelve months. The three non-agency collateralized mortgage obligations had an aggregate fair value of $9.9 million and unrealized losses of approximately $1.9 million at March 31, 2011. All three non-agency mortgage-backed securities were rated less than high credit quality at March 31, 2011. The Company evaluated  these three non-agency collateralized mortgage obligations for OTTI by comparing the present value of expected cash flows to previous estimates to determine whether there had been adverse changes in cash flows during the period. The OTTI evaluation was conducted utilizing the services of a third party specialist and consultant in MBS and CMO products. The cash flow assumptions used in the evaluation at March 31, 2011 utilized a discounted cash flow valuation technique using a “Liquidation Scenario” whereby loans are evaluated by delinquency and are assigned probability of default and loss factors deemed appropriate in the current economic environment. The liquidation scenarios assume that all loans 60 or more days past due are liquidated and losses are realized over a period of between six and twenty four months based upon current 3-month trailing loss severities obtained from financial data sources. As a result of the impairment evaluation, the Company determined that there had been adverse changes in cash flows in all three of the three non-agency collateralized mortgage obligations, and concluded that these three non-agency collateralized mortgage obligations were other-than-temporarily impaired. At March 31, 2011, the three CMO securities had cumulative other-than-temporary-impairment losses of $3.6 million, $1.7 million of which was recorded in other comprehensive loss. During the three months ended March 31, 2011, the company recorded no OTTI impairment expense on the three CMO securities. During the three months ended March 31, 2010, the company recorded OTTI impairment expense of $244,000 on the three CMO securities. These three non-agency collateralized mortgage obligations remained classified as available for sale at March 31, 2011.

The following table details the three non-agency collateralized mortgage obligations with other-than-temporary-impairment, their credit rating at March 31, 2011, the related credit losses recognized in earnings during the quarter, and impairment losses in other comprehensive loss:

	RALI 2006-QS1G A10 Rated D	RALI 2006 QS8 A1 Rated D	CWALT 2007-8CB A9 Rated CCC	Total
Amortized cost – before OTTI	$4,489	$1,342	$7,618	$13,449
Credit loss – Quarter ended March 31, 2011	(1,020)	(288)	(323)	(1,631)
Other impairment (OCI)	(503)	(161)	(1,269)	(1,933)
Carrying amount – March 31, 2011	$2,966	$893	$6,026	$9,885
Total impairment - March 31, 2011	$(1,523)	$(449)	$(1,592)	$(3,564)

The total other comprehensive loss (OCI) balance of $1.9 million in the above table is included in unrealized losses of 12 months or more at March 31, 2011.

The following table summarizes amounts related to credit losses recognized in earnings for the quarters ended March 31, 2011 and 2010.

(in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Beginning balance - credit losses	$1,795	$843
Additions:
Initial credit impairments	0	0
Subsequent credit impairments	0	244
Reductions:
For securities sold or credit losses realized on principal payments	(164)	0
Due to change in intent or requirement to sell	0	0
For increase expected in cash flows	0	0
Ending balance - credit losses	$1,631	$1,087

3.	Loans and Leases

Loans are comprised of the following:

(In thousands)	March 31, 2011	December 31, 2010
Commercial and business loans	$157,890	$154,624
Government program loans	4,028	4,600
Total commercial and industrial	$161,918	$159,224
Real estate – mortgage:
Commercial real estate	131,095	131,632
Residential mortgages	23,679	23,764
Home Improvement and Home Equity loans	2,290	2,385
Total real estate mortgage	157,064	157,781
RE construction and development	64,730	65,182
Agricultural	36,278	46,308
Installment	12,672	12,891
Lease financing	162	305
Total Loans	$432,824	$441,691

The Company’s loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 37.4% of total loans at March 31, 2011 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide, working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 36.3% of total loans at March 31, 2011, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

●
Commercial real estate mortgage loans comprise the largest segment of this loan category and are available on all types of income producing and commercial properties, including: office buildings, shopping centers; apartments and motels; owner occupied buildings; manufacturing facilities and more. Commercial real estate mortgage loans can also be used to refinance existing debt. Although real estate associated with the business is the primary collateral for commercial real estate mortgage loans, the underlying real estate is not the source of repayment. Commercial real estate loans are made under the premise that the loan will be repaid from the borrower’s business operations, rental income associated with the real property, or personal assets.

●
Residential mortgage loans are provided to individuals to finance or refinance single-family residences. Residential mortgages are not a primary business line offered by the Company, and are generally of a shorter term than conventional mortgages, with maturities ranging from three to fifteen years on average.

●
Home Equity loans comprise a relatively small portion of total real estate mortgage loans, and are offered to borrowers for the purpose of home improvements, although the proceeds may be used for other purposes. Home equity loans are generally secured by junior trust deeds, but may be secured by 1st trust deeds.

Real estate construction and development loans, representing 15.0% of total loans at March 31, 2011, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 8.4% of total loans at March 31, 2011 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Lease financing loans, representing less than 0.1% of total loans at March 31, 2011, consist of loans to small businesses, which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At March 31, 2011 and December 31, 2010, these financial instruments include commitments to extend credit of $63.1 million and $67.8 million, respectively, and standby letters of credit of $1.9 million and $1.8 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Occasionally, shared appreciation agreements are made between the Company and the borrower on certain construction loans where the Company agrees to receive interest on the loan at maturity rather than monthly and the borrower agrees to share in the profits of the project. Due to the difficulty in calculating future values, shared appreciation income is recognized when received. The Company does not participate in a significant number of shared appreciation projects. The Company received no shared appreciation income during the three months ended March 31, 2011 or 2010.

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at March 31, 2011:

March 31, 2011 (000’s)	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$7,286	$0	$11,575	$18,861	$139,029	$157,890	$521
Government Program Loans	157	83	335	575	3,453	4,028	59
Total Commercial and Industrial	7,443	83	11,910	19,436	142,482	161,918	580

Commercial Real Estate Term Loans	2,644	1,093	0	3,737	127,358	131,095	0
Single Family Residential Loans	1,194	0	424	1,618	22,061	23,679	328
Home Improvement and Home Equity Loans	147	37	18	202	2,088	2,290	0
Total Real Estate Mortgage	3,985	1,130	442	5,557	151,507	157,064	328

Total RE Construction and Development Loans	905	0	3,934	4,839	59,891	64,730	0

Total Agricultural Loans	0	0	560	560	35,718	36,278	450

Consumer Loans	67	85	41	193	12,227	12,420	0
Overdraft protection Lines	0	0	0	0	80	80	0
Overdrafts	0	0	0	0	172	172	0
Total Installment/other	67	85	41	193	12,479	12,672	0

Commercial Lease Financing	0	0	97	97	65	162	0

Total Loans	$12,400	$1,298	$16,984	$30,682	$402,142	$432,824	$1,358

Included in the loans above, are $29.4 million in nonaccrual loans of which $17.6 million are included in past due loans and $11.8 million are included in current loans. Nonaccrual loans which have been restructured and which are performing according to the terms of the restructure agreement, including those for which payments are due at maturity, are considered current in the above table.

The following is a summary of delinquent loans at December 31, 2010:

December 31, 2010 (000’s)	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$4,554	$443	$4,637	$9,634	$144,990	$154,624	$454
Government Program Loans	114	106	305	525	4,075	4,600	93
Total Commercial and Industrial	4,668	549	4,942	10,159	149,065	159,224	547

Commercial Real Estate Term Loans	0	0	1,405	1,405	130,227	131,632	0
Single Family Residential Loans	0	328	98	426	23,338	23,764	0
Home Improvement and Home Equity Loans	102	55	45	202	2,183	2,385	0
Total Real Estate Mortgage	102	383	1,548	2,033	155,748	157,781	0

Total RE Construction and Development Loans	4,004	3,395	1,630	9,029	56,153	65,182	0

Total Agricultural Loans	0	0	398	398	45,910	46,308	0

Consumer Loans	39	12	57	108	12,354	12,462	0
Overdraft protection Lines	0	0	0	0	74	74	0
Overdrafts	0	0	0	0	355	355	0
Total Installment/other	39	12	57	108	12,783	12,891	0

Commercial Lease Financing	0	0	0	0	305	305	0

Total Loans	$8,813	$4,339	$8,575	$21,727	$419,964	$441,691	$547

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

-	When the loan is identified as having loss elements and/or is risk rated “8” Doubtful.

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

Nonaccrual loans totaled $29.4 million and $34.4 million at March 31, 2011 and December 31, 2010, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at March 31, 2011 or December 31, 2010. During the three months ended March 31, 2011 and 2010, the Company recorded $26,000 and $3,000, respectively, in interest income on nonaccrual loans.

The following is a summary of nonaccrual loan balances at March 31, 2011 and December 31, 2010.

December 31, 2010 (000’s)	March 31, 2011	December 31, 2010
Commercial and Business Loans	$12,770	$13,238
Government Program Loans	307	211
Total Commercial and Industrial	13,077	13,449

Commercial Real Estate Term Loans	1,327	1,405
Single Family Residential Loans	96	98
Home Improvement and Home Equity Loans	18	89
Total Real Estate Mortgage	1,441	1,592

Total RE Construction and Development Loans	14,439	16,003

Total Agricultural Loans	292	3,107

Consumer Loans	52	68
Overdraft protection Lines	0	0
Overdrafts	0	0
Total Installment/other	52	68

Commercial Lease Financing	97	175
Total Loans	$29,398	$34,394

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

-
The discounted cash flow method of measuring the impairment of a loan is used for unsecured loans or for loans secured by collateral where the fair value cannot be easily determined. Under this method, the Company assesses both the amount and timing of cash flows expected from impaired loans. The estimated cash flows are discounted using the loan’s effective interest rate. The difference between the amount of the loan on the Bank’s books and the discounted cash flow amounts determines the amount of impairment to be provided. This method is used for most of the Company’s troubled debt restructurings or other impaired loans where some payment stream is being collected.

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

The following is a summary of impaired loans at March 31, 2011.

March 31, 2011 (000’s)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and Business Loans	$17,573	$413	$15,209	$15,622	$4,739	$15,149
Government Program Loans	307	174	133	307	133	259
Total Commercial and Industrial	17,880	587	15,342	15,929	4,872	15,408

Commercial Real Estate Term Loans	6,395	2,674	3,660	6,334	412	6,380
Single Family Residential Loans	3,649	784	2,562	3,346	232	3,353
Home Improvement and Home Equity Loans	142	91	18	109	4	124
Total Real Estate Mortgage	10,186	3,549	6,240	9,789	648	9,857

Total RE Construction and Development Loans	24,799	4,303	16,705	21,008	5,159	21,884

Total Agricultural Loans	3,169	218	1,579	1,797	256	2,452

Consumer Loans	232	76	153	229	35	189
Overdraft protection Lines	0	0	0	0	0	0
Overdrafts	0	0	0	0	0	0
Total Installment/other	232	76	153	229	35	189

Commercial Leases Financing	97	0	97	97	22	136

Total Impaired Loans	$56,363	$8,733	$40,116	$48,849	$10,992	$49,926

The following is a summary of impaired loans at December 31, 2010.

December 31, 2010 (000’s)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial and Business Loans	$16,317	$520	$14,156	$14,676	$4,974	$10,338
Government Program Loans	317	179	32	211	32	307
Total Commercial and Industrial	16,634	699	14,188	14,887	5,006	10,645

Commercial Real Estate Term Loans	6,448	2,761	3,664	6,425	476	7,386
Single Family Residential Loans	3,660	443	2,916	3,359	241	3,528
Home Improvement and Home Equity Loans	143	93	45	138	27	101
Total Real Estate Mortgage	10,251	3,297	6,625	9,922	744	11,015

Total RE Construction and Development Loans	26,584	5,572	17,187	22,759	4,890	23,725

Total Agricultural Loans	4,143	160	2,947	3,107	686	4,141

Consumer Loans	150	148	0	148	0	255
Overdraft protection Lines	0	0	0	0	0	0
Overdrafts	0	0	0	0	0	0
Total Installment/other	150	148	0	148	0	255

Commercial Leases Financing	175	175	0	175	0	54

Total Impaired Loans	$57,937	$10,051	$40,947	$50,998	$11,326	$49,835

At March 31, 2011 and December 31, 2010, the Company’s recorded investment in loans for which impairment has been recognized totaled $48.8 million and $51.0 million, respectively. Included in total impaired loans at March 31, 2011 are $40.1 million of impaired loans for which the related specific allowance is $11.0 million, as well as $8.7 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Included in total impaired loans at December 31, 2010 are $40.9 million of impaired loans for which the related specific allowance is $11.3 million, as well as $10.1 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $49.9 million and $49.8 million for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.

The following table summarizes the Company’s investment in loans for which impairment has been recognized for the three months ended March 31, 2010:

(in thousands)	March 31, 2010
Total impaired loans at period-end	$51,932
Impaired loans which have specific allowance	32,938
Total specific allowance on impaired loans	9,339
Total impaired loans which as a result of write-downs or the fair value of the collateral, did not have a specific allowance	18,994

(in thousands)	YTD – 3/31/10
Average recorded investment in impaired loans during period	$52,863
Income recognized on impaired loans during period	$155

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms for a reasonable period of time, income is recognized under the accrual method. For the three months ended March 31, 2011 and 2010, the Company recognized $156,000 and $155,000, respectively in interest income on impaired loans.

The Company grades “problem” or “classified” loans according to certain risk factors associated with individual loans within the loan portfolio. Classified loans consist of loans which have been graded substandard, doubtful, or loss based upon inherent weaknesses in the individual loans or loan relationships. Classified loans also include impaired loans (as defined under ACS Topic 310). The following table summarizes the Company’s classified loans at March 31, 2011 and December 31, 2010.

(in 000’s)	March 31, 2011	December 31, 2010
Impaired loans	$48,849	$50,998
Classified loans not considered impaired	4,494	2,585
Total classified loans	$53,343	$53,583

Troubled Debt Restructurings

Under the circumstances, when the Company grants a concession to a borrower as part of a loan restructuring, the restructuring is accounted for as a troubled debt restructuring (TDR). TDR’s are reported as a component of impaired loans.

A TDR is a type of restructuring in which the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession (either imposed by court order, law, or agreement between the borrower and the Bank) to the borrower that it would not otherwise consider. Although the restructuring may take different forms, the Company’s objective is to maximize recovery of its investment by granting relief to the borrower.

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

The following quantifies TDR’s by type classified separately as accrual or nonaccrual at March 31, 2011.

(in thousands)	Number TDR’s	Total March 31, 2011	Nonaccrual TDR’s March 31, 2011	Accruing TDR’s March 31, 2011
Commercial and industrial	17	$5,031	$2,360	$2,671
Real estate - mortgage:
Commercial real estate	6	5,007	0	5,007
Residential mortgages	11	3,250	0	3,250
Home equity loans	3	91	0	91
Total real estate mortgage	20	8,348	0	8,348
RE construction & development	12	13,070	10,504	2,566
Agricultural	0	0	0	0
Installment/other	3	163	0	163
Lease financing	0	0	0	0
Total Loans	52	$26,612	$12,864	$13,748

The following quantifies TDR’s by type classified separately as accrual or nonaccrual at December 31, 2010.

(in thousands)	Number TDR’s	Total December 31, 2010	Nonaccrual TDR’s December 31, 2010	Accruing TDR’s December 31, 2010
Commercial and industrial	13	$2,751	$1,359	$1,392
Real estate - mortgage:
Commercial real estate	6	5,019	0	5,019
Residential mortgages	11	3,261	0	3,261
Home equity loans	3	93	43	50
Total real estate mortgage	20	8,373	43	8,330
RE construction & development	13	13,730	10,978	2,752
Agricultural	0	0	0	0
Installment/other	2	80	0	80
Lease financing	0	0	0	0
Total Loans	48	$24,934	$12,380	$12,554

The Company makes various types of concessions when structuring TDR’s including rate reductions, payment extensions, and forbearance. At March 31, 2011, the Company had 52 restructured loans totaling $26.6 million as compared to 48 restructured loans total $24.9 million at December 31, 2010. At March 31, 2011, more than $13.0 million of the total $26.6 million in TDR’s was for real estate construction and development, and there was another $2.0 million and $1.2 million related to real estate developers in commercial real estate and commercial and industrial, respectively at March 31, 2011. The majority of these credits are related to real estate construction projects that slowed significantly or stalled during the past several years, and the Company has sought to restructure the credits to allow the construction industry time to recover, and the developers time to finish projects at a slower pace which reflects current market conditions in the San Joaquin Valley. Concessions granted in these circumstances include lengthened maturity terms, lower lot release prices, or rate reductions that will enable the borrower to finish the construction projects and repay their loans to the Company. The downturn in the real estate construction market has been protracted, and although the Company has had some success in its restructuring efforts, it is difficult to conclude that we will be entirely successful in our efforts. Areas such as Bakersfield California have been slow to recover. During the three months ended March 31, 2011, no restructured loans were charged off or transferred to OREO. The Company may be required to make additional concessions in the future including lower lot release prices to allow borrowers to complete and sell construction units at lower prices currently reflected in the real estate market.

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

Collateral - The rating may be affected by the type and quality of the collateral, the degree of coverage, the economic life of the collateral, liquidation value and the Company’s ability to dispose of the collateral.

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

The Company assigns risk ratings to loans other than consumer loans and other homogeneous loan pools based on the following scale. The risk ratings are used when determining borrower ratings as well as facility ratings. When the borrower rating and the facility ratings differ, the lowest rating is to apply:

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

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for March 31, 2011 and December 31, 2010. The Company did not carry any loans graded as loss at March 31, 2011 or December 31, 2010.

March 31, 2011 (000’s)	Commercial and Lease Financing	Commercial RE	Construction	Agricultural	Total
Grades 1and 2	$840	$1,106	$0	$0	$1,946
Grade 3	4,230	6,623	927	0	11,780
Grades 4 and 5 – pass	130,948	113,452	34,053	34,481	312,934
Grade 6 – special mention	7,491	4,195	11,063	0	22,749
Grade 7 – substandard	18,571	5,719	18,687	1,797	44,774
Grade 8 – doubtful	0	0	0	0	0
Total	$162,080	$131,095	$64,730	$36,278	$394,183

December 31, 2010 (000’s)	Commercial and Lease Financing	Commercial RE	Construction	Agricultural	Total
Grades 1and 2	$990	$1,112	$0	$79	$2,181
Grade 3	302	6,786	937	0	8,025
Grades 4 and 5 – pass	134,058	113,515	33,082	41,597	322,252
Grade 6 – special mention	7,770	4,419	10,737	1,525	24,451
Grade 7 – substandard	16,409	5,800	20,426	3,107	45,742
Grade 8 – doubtful	0	0	0	0	0
Total	$159,529	$131,632	$65,182	$46,308	$402,651

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogenous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse. The following tables summarize the credit risk ratings for consumer related loans and other homogenous loans for March 31, 2011 and December 31, 2010.

	March 31, 2011				December 31, 2010
(000’s)	Single family Residential	Home Improvement	Installment	Total	Single family Residential	Home Improvement	Installment	Total
Not graded	$17,668	$2,159	$11,152	$30,979	$18,236	$2,225	$11,429	$31,890
Pass	4,465	113	1,347	5,925	3,964	22	1,313	5,299
Special Mention	0	0	0	0	195	0	0	195
Substandard	1,546	18	173	1,737	1,369	138	149	1,656
Total	$23,679	$2,290	$12,672	$38,641	$23,764	$2,385	$12,891	$39,040

Allowance for Loan Losses

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

An analysis of changes in the allowance for credit losses is as follows:

	Periods Ended
(In thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Balance, beginning of year	$16,520	$15,016	$15,016
Provision charged to operations	890	12,475	1,631
Losses charged to allowance	(699)	(11,936)	(449)
Recoveries on loans previously charged off	34	965	6
Balance at end-of-period	$16,745	$16,520	$16,204

The allowance for credit losses maintained at a level deemed appropriate by management to provide for known and inherent risks in existing loans and commitments to extend credit. The adequacy of the allowance for credit losses is based upon management’s continuing assessment of various factors affecting the collectability of loans and commitments to extend credit; including current economic conditions, past credit experience, collateral, and concentrations of credit.

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

The following summarizes the activity in the allowance for credit losses by loan category for the three months ended March 31, 2011.

March 31, 2011 (in 000’s)	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Lease Financing	Unallocated	Total
Beginning balance	$8,209	$1,620	$5,763	$850	$49	$3	$26	$16,520
Provision for credit losses	170	(19)	298	47	31	99	264	890

Charge-offs	(54)	(27)	(2)	(536)	(2)	(78)		(699)
Recoveries	12	0	0	20	2	0		34
Net charge-offs	(42)	(27)	(2)	(516)	0	(78)	0	(665)

Ending balance	$8,337	$1,574	$6,059	$381	$80	$24	$290	$16,745
Period-end amount allocated to:
Loans individually evaluated for impairment	$4,872	$648	$5,158	$257	$35	$22	$0	$10,992
Loans collectively evaluated for impairment	3,465	926	901	124	45	2	290	5,753
Ending balance	$8,337	$1,574	$6,059	$381	$80	$24	$290	$16,745

The following summarizes the activity in the allowance for credit losses by loan category for the three months ended March 31, 2010.

March 31, 2010 (in 000’s)	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Lease Financing	Unallocated	Total
Beginning balance	$7,125	$1,426	$5,561	$334	$535	$35	$0	$15,016
Provision for credit losses	(625)	327	1,622	10	68	(10)	239	1,631

Charge-offs	(175)	(99)	(128)	0	(47)	0		(449)
Recoveries	3	0	0	0	3	0		6
Net charge-offs	(172)	(99)	(128)	0	(44)	0	0	(443)

Ending balance	$6,328	$1,654	$7,055	$344	$559	$25	$239	$16,204
Period-end amount allocated to:
Loans individually evaluated for impairment	$2,459	$849	$5,690	$154	$187	$0	$0	$9,339
Loans collectively evaluated for impairment	3,869	805	1,365	190	372	25	239	6,865
Ending balance	$6,328	$1,654	$7,055	$344	$559	$25	$239	$16,204

The following summarizes information with respect to the loan balances at March 31, 2011 and December 31, 2010.

	March 31, 2011			December 31, 2010
(000’s)	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
Commercial and Business Loans	$15,622	$142,268	$157,890	$14,676	$139,948	$154,624
Government Program Loans	307	3,721	4,028	211	4,389	4,600
Total Commercial and Industrial	15,929	145,989	161,918	14,887	144,337	159,224

Commercial Real Estate Loans	6,334	124,761	131,095	6,425	125,207	131,632
Residential Mortgage Loans	3,346	20,333	23,679	3,359	20,405	23,764
Home Improvement and Home Equity Loans	109	2,181	2,290	138	2,247	2,385
Total Real Estate Mortgage	9,789	147,275	157,064	9,922	147,859	157,781

Total RE Construction and Development Loans	21,008	43,722	64,730	22,759	42,423	65,182

Total Agricultural Loans	1,797	34,481	36,278	3,107	43,201	46,308

Total Installment Loans	229	12,443	12,672	148	12,743	12,891

Commercial Leases Financing	97	65	162	175	130	305

Total Loans	$48,849	$383,975	$432,824	$50,998	$390,693	$441,691

4.	Deposits

Deposits include the following:
(In thousands)	March 31, 2011	December 31, 2010
Noninterest-bearing deposits	$164,969	$139,690
Interest-bearing deposits:
NOW and money market accounts	171,228	181,061
Savings accounts	39,050	37,177
Time deposits:
Under $100,000	58,643	58,629
$100,000 and over	121,768	140,909
Total interest-bearing deposits	390,689	417,776
Total deposits	$555,658	$557,466

Total brokered deposits included in time deposits above	$73,476	$81,511

5.	Short-term Borrowings/Other Borrowings

At March 31, 2011, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $172.4 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $28.3 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. There are currently no restrictions on these lines of credit, although under the current written Agreement with the Federal Reserve, the Bank’s liquidity position as well as its use of borrowing lines is monitored closely. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB lines of credit are collateralized by investment securities, while lines of credit with the Federal Reserve Bank are collateralized by certain qualifying loans. As of March 31, 2011, $29.7 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $337.4 million in qualifying loans were pledged at March 31, 2011 as collateral for borrowing lines with the Federal Reserve Bank. At March 31, 2011, the Company had total outstanding balances of $25.0 million drawn against its FHLB line of credit. The weighted average cost of borrowings outstanding at March 31, 2011 was 0.34%. The $25.0 million in FHLB borrowings outstanding at March 31, 2011 are summarized in the table below.

FHLB term borrowings at March 31, 2011 (in 000’s):

Term	Balance at March 31, 2011	Fixed Rate	Maturity
1 year	$25,000	0.34%	1/31/12

At December 31, 2010, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $118.7 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $32.6 million. At December 31, 2010, the Company had total outstanding balances of $32.0 million in borrowings drawn against its FHLB lines of credit at an average rate of 0.35%. The weighted average cost of borrowings for the year ended December 31, 2010 was 0.69%. As of December 31, 2010, $35.6 million in investment securities at FHLB, were pledged as collateral for FHLB advances. Additionally, $230.5 million in real estate-secured loans were pledged at December 31, 2010 as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $118.7 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

6.	Supplemental Cash Flow Disclosures

	Three Months Ended March 31,
(In thousands)	2011	2010
Cash paid during the period for:
Interest	$904	$1,360
Income Taxes	$25	68
Noncash investing activities:
Loans transferred to foreclosed assets	$1,093	$5,180

7.	Common Stock Dividend

On March 22, 2011, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of April 8, 2011, approximately 130,000 additional shares were issued to shareholders on April 20, 2011. Because the stock dividend was considered a “small stock dividend”, approximately $427,000 was transferred from retained earnings to common stock based upon the $3.29 closing price of the Company’s common stock on the declaration date of March 22, 2011. There were no fractional shares paid. Other than for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

8.	Net (Loss) Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Quarter Ended March 31,
(In thousands except earnings per share data)	2011	2010
Net income available to common shareholders	$356	$442
Weighted average shares issued	13,134	13,134
Add: dilutive effect of stock options	0	0
Weighted average shares outstanding adjusted for potential dilution	13,134	13,134

Basic earnings per share	$0.03	$0.03
Diluted earnings per share	$0.03	$0.03
Anti-dilutive shares excluded from earnings per share calculation	213	202

9.	Income Taxes

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

The Company reviewed its REIT tax position as of March 31, 2011. There have been no changes to the Company’s tax position with regard to the REIT during the three months ended March 31, 2011. The Company had approximately $783,000 and $762,000 accrued for the payment of interest and penalties at March 31, 2011 and December 31, 2010, respectively. It is the Company’s policy to recognize interest expense related to unrecognized tax benefits, and penalties, as a component tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in 000’s):

Balance at January 1, 2011	$1,669
Additions for tax provisions of prior years	22
Balance at March 31, 2011	$1,691

10.	Junior Subordinated Debt/Trust Preferred Securities

Effective September 30, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Company elected to defer interest payments on the Company’s $15.0 million of junior subordinated debentures relating to its trust preferred securities. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals are elected, the Company will continue to record interest expense associated with the debentures. Upon the expiration of the deferral period, all accrued and unpaid interest will be due and payable. During the deferral period, the Company is precluded from paying cash dividends to shareholders or repurchasing its stock.

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

At March 31, 2011 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument, adjusted for deferrals of interest payments per the Company’s election at September 30, 2009. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 8.1% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions.

The fair value calculation performed at March 31, 2011 resulted in a pretax loss adjustment of $367,000 ($216,000, net of tax) for the quarter ended March 31, 2011. The previous year’s fair value calculation performed at March 31, 2010 resulted in a pretax gain adjustment of $157,000 ($92,000 net of tax) for the quarter ended March 31, 2010.

11.	Fair Value Measurements and Disclosure

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

	March 31, 2011		December 31, 2010
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
On-Balance sheet:
Financial Assets:
Cash and cash equivalents	$103,216	$103,216	$98,430	$98,430
Interest-bearing deposits	1,406	1,446	4,396	4,523
Investment securities	51,625	51,625	51,503	51,503
Loans	415,519	420,872	424,526	429,249
Cash surrender value of life insurance	15,625	15,625	15,493	15,493
Accrued interest receivable	2,099	2,099	2,152	2,152
Investment in bank stock	46	46	89	89
Financial Liabilities:
Deposits	555,658	555,465	557,466	557,240
Borrowings	25,000	24,965	32,000	31,996
Junior Subordinated Debt	11,074	11,074	10,646	10,646
Accrued Interest Payable	171	171	222	222

Off-Balance sheet:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. Level 2 financial assets also include certain impaired loans which are evaluated based on the observable inputs, specifically current appraisals. The Company’s Level 3 financial assets include certain investments securities, certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no significant transfers in or out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2011.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of March 31, 2011 (in 000’s):

Description of Assets	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. government agencies	34,823		$34,823
U.S. government agency CMO’s	6,917		6,917
Residential mortgage obligations	9,885			$9,885
Total AFS securities	51,625		41,740	9,885
Impaired loans (1):
Commercial and industrial	8,029			8,029
Real estate mortgage	827			827
RE construction & development	4,920			4,920
Agricultural	71			71
Installment/Other	116			116
Total impaired loans	13,963			13,963
Other real estate owned	21,553			21,553
Investment in bank stock	46	46
Core deposit intangibles (1)	226			226
Total	$87,413	$46	$41,740	$45,627

(1)	nonrecurring

Description of Liabilities	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt	$11,074			$11,074
Total	$11,074			$11,074

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2010 (in 000’s):

Description of Assets (000’s)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities:
U.S Govt agencies	33,788		33,788
U.S Govt collateralized mortgage obligations	7,755		7,755
Private label residential mortgage obligations	9,960			9,960
Total AFS securities	51,503		41,543	9,960
Impaired Loans (1):
Commercial and industrial	7,005			7,005
RE construction & development	7,583			7,583
Agricultural	125			125
Total impaired loans	14,713			14,713
Other real estate owned (1)	19,016			19,016
Investment in bank stock	89	89
Goodwill (1)	4,350			4,350
Core deposit intangible (1)	344			344
Total	$90,015	$89	$41,543	$48,383
         (1)  Nonrecurring

Description of Liabilities (000’s)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt	10,646			10,646
Total	10,646			10,646

The nonrecurring fair value measurements performed during the three months ended March 31, 2011 resulted in pretax fair value impairment adjustments of $36,000 ($21,000 net of tax) to the core deposit intangible asset. The impairment adjustments are reflected as a component of noninterest expense for the three months ended March 31, 2011.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2011 and 2010 (in 000’s):

	3/31/11	3/31/10
Reconciliation of Assets:	Private label residential mortgage obligations	Private label residential mortgage obligations
Beginning balance	$9,960	$9,714
Total gains or (losses) included in earnings	0	(244)
Total gains or (losses) included in other comprehensive income	(75)	423
Transfers in and/or out of Level 3	0	0
Ending balance	$9,885	$9,893

The amount of total gains or (losses) for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(75)	$179

	3/31/11	3/31/10

Reconciliation of Liabilities:	Junior Sub Debt	Junior Sub Debt
Beginning balance	$10,646	$10,716

Total losses (gains) included in earnings (or changes in net assets)	367	(157)
Transfers in and/or out of Level 3	61	57
Ending balance	$11,074	$10,616
The amount of total losses (gains) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$367	$(157)

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

Investments – Available for sale securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data are not available for the last 30 days, a Level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level-2 pricing may include using a forward spread from the last observable trade or may use a proxy bond like a TBA mortgage to come up with a price for the security being valued. Changes in fair market value are recorded through other comprehensive loss as the securities are available for sale. At March 31, 2011 and December 31, 2010, the Company held three non-agency (private-label) collateralized mortgage obligations (CMO’s). Fair value of these securities (as well as review for other-than-temporary impairment) was performed by a third-party securities broker specializing in CMO’s using the discounted cash flow method. Fair value was based upon estimated cash flows which included assumptions about future prepayments, default rates, and the impact of credit risk on this type of investment security. Although the pricing of the CMO’s has certain aspects of Level 2 pricing, many of the pricing inputs are based upon unobservable assumptions of future economic trends and as a result the Company considers this to be Level 3 pricing.

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

Deposits – In accordance with authoritative accounting guidance, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at March 31, 2011 and December 31, 2010 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed under authoritative accounting guidance. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Borrowings - Borrowings consist of federal funds sold, securities sold under agreements to repurchase, and other short-term borrowings. Fair values of borrowings were estimated using the rates currently offered for borrowings with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a discounted cash flows model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company used characteristics that market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the three month period ended March 31, 2011, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of theses inputs, due primarily to the current economic environment, require the junior subordinated debt to be classified as a Level 3 fair value.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-balance sheet instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at March 31, 2011 and December 31, 2010.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheet and results of operations.

12.	Goodwill and Intangible Assets

At March 31, 2011 and December 31, 2010 the Company had goodwill, core deposit intangibles, and other identified intangible assets which were recorded in connection with various business combinations and purchases. The following table summarizes the carrying value of those assets at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
Goodwill	$5,977	$5,977
Core deposit intangible assets	801	966
Other identified intangible assets	210	243
Total goodwill and intangible assets	$6,988	$7,186

Core deposit intangibles and other identified intangible assets are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007 and totaled approximately $4.4 million at March 31, 2011. The Company conducted its annual impairment testing of the goodwill related to the Campbell reporting unit effective March 31, 2011. Impairment testing for goodwill is a two-step process.

The first step in impairment testing is to identify potential impairment, which involves determining and comparing the fair value of the operating unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of possible impairment and the second step is performed to determine the amount of the impairment, if any. The fair value determined in the step one testing was determined based on a discounted cash flow methodology using estimated market discount rates and projections of future cash flows for the Campbell reporting unit.  In addition to projected cash flows, the Company also utilized other market metrics including industry multiples of earnings and price-to-book ratios to estimate what a market participant would pay for the operating unit in the current business environment. Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes is discount rates, competitive forces within the industry, and other specific industry and market valuation conditions. The 2011 impairment analysis was impacted by to a large degree by the current economic environment, including significant declines in interest rates, and depressed valuations within the financial industry. Based on the results of step one of the impairment analysis conducted during the first quarter of 2011, the Company concluded that the potential for goodwill impairment existed and, therefore, step-two testing will be required to determine if there is goodwill impairment and the amount of goodwill that might be impaired, if any.

Core Deposit Intangibles: During the first quarter of 2011, the Company performed an annual impairment analysis of the core deposit intangible assets associated with the Legacy Bank merger completed during February 2007 (Campbell operating unit). The core deposit intangible asset, which totaled $3.0 million at the time of merger, is being amortized over an estimated life of approximately seven years. The Company recognized $82,000 and $101,000 in amortization expense related to the Legacy operating unit during the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011 the carrying value of the core deposit intangible related to the Legacy Bank merger was $226,000.

During the impairment analysis performed as of March 31, 2011, it was determined that the original deposits purchased from Legacy Bank during February 2007 continue to decline faster than originally anticipated. As a result of increased deposit runoff, particularly in noninterest-bearing checking accounts and savings accounts, the estimated value of the Campbell core deposit intangible was determined to be $226,000 at March 31, 2011 rather than the pre-adjustment carrying value of $262,000. As a result of the impairment analysis, the Company recorded a pre-tax impairment loss of $36,000 ($21,000, net of tax) reflected as a component of noninterest expense for the three months ended March 31, 2011.

As a result of impairment testing of core deposit intangible assets related to the Campbell operating unit conducted during the thee months ended March 31, 2010, the Company recorded a pre-tax impairment loss of $57,000 ($33,000, net of tax) reflected as a component of noninterest expense for the three months ended March 31, 2010.

13.	Subsequent Events

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) competitive pressures in the banking industry and changes in the regulatory environment; ii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; iv) credit quality deterioration that could cause an increase in the provision for loan losses; v) Asset/Liability matching risks and liquidity risks; volatility and devaluation in the securities markets, vi) failure to comply with the regulatory agreements under which the Company is subject, vii) expected cost savings from recent acquisitions are not realized, and, viii) potential impairment of goodwill and other intangible assets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

United Security Bancshares (the “Company” or “Holding Company”) is a California corporation incorporated during March of 2001 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended. United Security Bank (the “Bank”) is a wholly-owned bank subsidiary of the Company and was formed in 1987. References to the Company are references to United Security Bancshares (including the Bank). References to the Bank are to United Security Bank, while references to the Holding Company are to the parent-only, United Security Bancshares. The Company currently has eleven banking branches, which provide financial services in Fresno, Madera, Kern, and Santa Clara counties in the state of California.

Effective March 23, 2010, United Security Bancshares (the “Company”) and its wholly owned subsidiary, United Security Bank (the “Bank”), entered into a formal written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco. The Agreement was a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions in June 2009 and is intended to improve the overall condition of the Bank through, among other things, increased Board oversight; formal plans to monitor and improve processes related to asset quality, liquidity, funds management, capital, and earnings; and the prohibition of certain actions that might reduce capital, including the distribution of dividends or the repurchase of the Company’s common stock. The Board of Directors and management believe that the Company is in compliance with the terms of the Agreement. (For more information on the Agreement see the “Regulatory Matters” section included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

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

Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth. Net interest income before provision for credit losses has declined between the three months ended March 31, 2011 and 2010, totaling $6.2 million for the three months ended March 31, 2011 as compared to $7.2 million for the three months ended March 31. The decline in net interest income between 2010 and 2011 was primarily the result of declines in the volume of interest-earning assets which, combined with decreases in yields on earning assets, more than outweighed the decrease in the Company’s cost of funding between the two periods.

Average interest-earning assets decreased approximately $39.5 million between the three-month periods ended March 31, 2010 and March 31, 2011. Of the $39.5 million decrease in average earning assets between 2010 and 2011, $71.9 million was in loans, and an additional $17.9 million was in investment securities. Offsetting these decreases between the three-month comparative periods, were increases of $51.1 million in federal funds sold and interest-bearing deposits in the Federal Reserve Bank. Average interest-bearing liabilities decreased approximately $56.7 million between the three-month periods ended March 31, 2010 and March 31, 2011, with a decrease of nearly $63.4 million in time deposits, as the Company has sought to reduce its reliance on brokered time deposits and other wholesale funding sources. During the last year, the Company’s cost of interest-bearing liabilities has declined significantly as market rates of interest declined, with the average cost of interest-bearing liabilities dropping from 1.04% during the three months ended March 31, 2010, to 0.79% during the three months ended March 31, 2011.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 3/31/11	YTD Average 12/31/10	YTD Average 3/31/10
Loans and Leases	76.57%	80.42%	83.40%
Investment securities available for sale	8.99%	10.16%	11.55%
Interest-bearing deposits in other banks	0.53%	0.40%	0.42%
Interest-bearing deposits in FRB	13.91%	4.18%	0.44%
Federal funds sold	0.00%	4.84%	4.19%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	11.66%	12.78%	9.90%
Money market accounts	28.83%	23.57%	22.96%
Savings accounts	8.74%	7.20%	7.06%
Time deposits	42.14%	47.22%	50.16%
Other borrowings	6.27%	7.16%	7.77%
Subordinated debentures	2.36%	2.07%	2.15%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Although residential real estate markets have shown signs of some improvement over the past year, the severe decline in residential construction and median home prices that began in 2008 and continues to impact the Company’s operations with high levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. Although the Company continues its business development and expansion efforts throughout its market area, increased attention has been placed on reducing nonperforming assets and providing customers options to work through this difficult economic period. Options have included a combination of rate and term concessions, as well as forbearance agreements with borrowers. While the level of nonperforming loans remains high, total nonperforming loans have actually decreased to a balance of $43.1 million compared to $46.9 million reported at December 31, 2010.

As a result of the continued economic downturn, particularly in the real estate market, the Company has experienced declines in the loan portfolio between 2010 and 2011. The greatest decreases over the past year have been experienced in real estate construction and development loans and commercial and industrial loans, as the Company has reduced its exposure to real estate markets which have been hard hit during the economic downturn. Loans decreased $8.9 million between December 31, 2010 and March 31, 2011, and decreased $88.3 million between March 31, 2010 and March 31, 2011. Real estate construction and development loans decreased $452,000 between December 31, 2010 and March 31, 2011, and decreased $33.9 million between March 31, 2010 and March 31, 2011, as real estate construction remains depressed in the San Joaquin Valley and California overall. Agricultural loans decreased $10.0 million between December 31, 2011, due in large part to a single agricultural loan that matured during the first quarter of 2011. During the quarter ended March 31, 2011, the Company only experienced increases in commercial and industrial loans, but between March 31, 2010 and March 2011, decreases were experienced in all loan categories.

Commercial real estate loans (a component of real estate mortgage loans) have grown as a percentage of total loans, amounting to 30.3%, 29.8%, and 24.0%, of the total loan portfolio at March 31, 2011, December 31, 2010, and March 31, 2010, respectively. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. The Company purchased two real estate mortgage pools in the past which totaled $17.7 million at March 31, 2010. These real estate mortgage pools were subsequently sold during the second quarter of 2010. Residential mortgages totaled $23.7 million or 5.5% of the portfolio at March 31, 2011, 23.8 million or 5.4% of the portfolio at December 31, 2010, and $45.8 million or 8.8% of the portfolio at March 31, 2010. Loan participations, both sold and purchased, have declined over the past several years as lending originations have slowed significantly and the loan participation market with it. As a result, loan participations purchased have declined from $23.8 million or 4.6% of the portfolio at March 31, 2010, to $17.0 million or 3.9% of the portfolio at December 31, 2010, to $15.9 million or 3.7% of the portfolio at March 31, 2011. In addition, loan participations sold have declined from $15.5 million or 3.0% of the portfolio at March 31, 2010, to $8.9 million or 2.0% of the portfolio at December 31, 2010, to $8.3 million or 1.9% of the portfolio at March 31, 2011.

With market rates of interest remaining at historically low levels, the Company continues to experience compressed net interest margins. The Company’s net interest margin was 4.42% for the three months ended March 31, 2011, as compared to 4.76% for the three months ended March 31, 2010. With approximately 61% of the loan portfolio in floating rate instruments at March 31, 2011, the effects of low market rates continue to impact loan yields. The net interest margin has also been impacted by a decline in loan volume, the Company’s highest yielding asset, which has been partially offset by an increase in overnight investments with the Federal Reserve Bank, a much lower yielding asset. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans over the past several years. Loans yielded 5.96% during the three months ended March 31, 2011, as compared to 6.01% for the three months ended March 31, 2010.  The Company’s cost of funds has continued to decrease over the past year and has mitigated to some degree, the impact of declining yields on earning assets. The Company’s average cost of funds was 0.79% for the three months ended March 31, 2011 as compared to 1.04% for the three months ended March 31, 2010. Wholesale borrowing and brokered deposit rates have remained low, resulting in overnight and short-term borrowing rates of less than 0.50% during much of the past year. The Company has benefited from the low interest rate environment, and continues to utilize short-term borrowing lines through the Federal Home Loan Bank. Although the Company does not intend to increase its current level of brokered deposits, and in fact as a result of the 2010 Agreement with the Federal Reserve Bank and Order with the California Department of Financial Institutions, continues to systematically reduce brokered deposit levels as they mature in the future, the $73.5 million in brokered deposits at March 31, 2011 continues to provide the Company with a low-cost source of deposits. The Company will continue to utilize these funding sources when possible to maintain prudent liquidity levels, while seeking to increase core deposits when possible.

Total noninterest income of $1.1 million reported for the three months ended March 31, 2011 decreased $183,000 or 14.0% as compared to the three months ended March 31, 2010. Noninterest income continues to be driven by customer service fees, which totaled $867,000 for the three months ended March 31, 2011, representing a decrease of $81,000 or 8.5% over the $948,000 in customer service fees reported for the three months ended March 31, 2010. The decline in customer service fees between 2010 and 2011 are primarily the result of decreases in business checking service fees, as well as overdraft fees. Customer service fees represented 76.9% and 72.3% of total noninterest income for the three months ended March 31, 2011, and 2010, respectively. Other changes in noninterest income between the three months ended March 31, 2010 and March 31, 2011, are largely the result of decreases of $524,000 in fair value gains recorded on the Company’s junior subordinated debt, which more than offset decreases of $336,000 in losses realized on the sale of other real estate owned between the two three-month periods.

Noninterest expense decreased approximately $268,000 or 4.2% between the three months ended March 31, 2010 and March 31, 2011. Decreases experienced during the three months ended March 31, 2010 were primarily the result of decreases in impairment charges related to OREO and investment securities, as well as operating expenses related to OREO properties.

Effective September 30, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Company deferred interest payments on the Company’s $15.0 million of junior subordinated debentures relating to its trust preferred securities. This was the result of regulatory restraints which have precluded the Bank from paying dividends to the Holding Company. The Agreement with the Federal Reserve Bank entered into during March 2010 specifically prohibits the Company and the Bank from making any payments on the junior subordinated debt without prior approval of the Federal Reserve Bank. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals are elected, the Company will continue to record interest expense associated with the debentures. Upon the expiration of the deferral period, all accrued and unpaid interest will be due and payable. Under the terms of the debenture, the Company is precluded from paying cash dividends to shareholders or repurchasing its stock during the deferral period.

The Company has not paid any cash dividends on its common stock since the second quarter of 2008 and does not expect to resume cash dividends on its common stock for the foreseeable future. Because the Company has elected to defer the quarterly payments of interest on its junior subordinated debentures issued in connection with the trust preferred securities as discussed above, the Company is prohibited under the subordinated debenture agreement from paying cash dividends on its common stock during the deferral period. In addition, pursuant to the Agreement entered into with the Federal Reserve Bank during March of 2010, the Company and the Bank are precluded from paying cash dividends without prior consent of the Federal Reserve Bank.  On March 22, 2011, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of April 8, 2011, an additional 130,031 shares were issued to shareholders. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the three months ended March 31, 2011. Total assets decreased approximately $8.1 million during the three months ended March 31, 2011, with a decrease of $8.9 million in loans, a decrease of $3.0 million in interest-bearing deposits in other banks. Offsetting these decreases was an increase of $4.8 million in cash and cash equivalents. Decreases of $7.0 million in FHLB term borrowings between December 31, 2010 and March 31, 2011 were compounded by decreases of $1.8 million in net deposits. Increases of $25.3 million in noninterest-bearing deposits during the three months ended March 31, 2011 were more than offset by decreases of $19.1 million in time deposits, and decreases of $9.8 million in NOW and money market accounts. The decrease in time deposits during the quarter was the result of Company’s continued efforts to reduce the level of brokered time deposits. Average loans comprised approximately 77% of overall average earning assets during the three months ended March 31, 2011, as compared to 83% of average earning assets during the three months ended March 31, 2010.

Nonperforming assets, which are primarily related to the real estate loan and property portfolio, remained high during the three months ended March 31, 2011, but decreased $4.2 million from a balance of $82.5 million at December 31, 2010 to a balance of $78.3 million at March 31, 2011. Nonaccrual loans totaling $29.4 million at March 31, 2011, decreased $5.0 million from the balance of $34.4 million reported at December 31, 2010. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Valuations on these loans and the underlying collateral continued to deteriorate during much of 2009, 2010, and 2011, resulting in increased charge-offs and levels of impaired loans. Impaired loans decreased $2.1 million during the three months ended March 31, 2011 to a balance of $48.8 million at March 31, 2011. Other real estate owned through foreclosure decreased $429,000 between December 31, 2010 and March 31, 2011. During the three months ended March 31, 2011, write-downs on, and sales of, other real estate owned through foreclosure more than offset the $1.1 million in loans transferred to other real estate owned during the period. As a result of these events, nonperforming assets as a percentage of total assets decreased from 12.17% at December 31, 2010 to 11.68% at March 31, 2011.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for loan and lease losses and provision for credit losses for the periods shown.

(in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Provision for credit losses during period	$890	$12,475	$1,631
Allowance as % of nonperforming loans	38.81%	35.19%	33.17%

Nonperforming loans as % total loans	9.97%	10.63%	9.38%
Restructured loans as % total loans	6.15%	5.65%	5.63%

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Restructured loans were comprised of 52 loans totaling $26.6 million at March 31, 2011, compared to 48 loans totaling $24.9 million at December 31, 2010.

Provisions made to the allowance for credit losses, totaled $890,000 during the three months ended March 31, 2011 as compared to $1.6 million for the three months ended March 31, 2010. Net loan and lease charge-offs during the three months ended March 31, 2011 totaled $665,000, as compared to $443,000 for the three months ended March 31, 2010, and $11.1 million for the year ended December 31, 2010. The Company charged-off, or had partial charge-offs on, approximately 10 loans during the three months ended March 31, 2011, compared to 5 loans during the three months ended March 31, 2010, and 74 loans during year ended December 31, 2010. The annualized percentage charge-offs to average loans were 0.6% and 0.4% for the three months ended March 31, 2011 and 2010, respectively, as compared to 2.2% for the year ended December 31, 2010.

Deposits decreased by $1.8 million during the three months ended March 31, 2011, with increases experienced in noninterest-bearing accounts and savings accounts, which were more than offset by decreases in time deposits, as well as NOW and money market accounts during the first quarter of 2011. As with much of 2010, decreases in time deposits experienced during the three months ended March 31, 2011 were primarily the result of decreases in brokered wholesale deposits, as the Company continues to reduce its reliance on brokered deposits and other wholesale funding sources, while enhancing liquidity.

Brokered deposits have provided the Company a relatively inexpensive funding source over the past several years totaling $73.5 million or 13.2% of total deposits at March 31, 2011, as compared to $81.5 million or 14.6% of total deposits at December 31, 2010, and $120.3 million or 20.7% of total deposits at March 31, 2010. Brokered deposits and other wholesale funding sources were used to some degree to fund loan growth in 2007 and 2008, but the current state of the economy and the financial condition of the Company have made it increasingly important to continue to develop core deposits and reduce the Company’s dependence on brokered and other wholesale funding sources, including lines of credit with the Federal Reserve Bank and the FHLB. The Company continues its efforts to develop core deposit growth with employee training throughout the entire organization and a deposit-gathering program that incents employees to bring in new deposits from our local market area and establish more extensive relationships with our customers. As part of its liquidity position improvement plan resulting from the formal agreement with the Federal Reserve Bank issued in March 2010, the Company has reduced its reliance on brokered deposits and will continue to do so over the next 15 months to achieve levels more comparable with peers, which is currently about 5% of total deposits. The Company will seek to replace maturing brokered deposits with core deposits, but may also control loan growth to help achieve that objective.

While the Company still has a higher percentage of brokered deposits than peers at March 31, 2011, efforts to restructure the balance sheet through reducing the level of total assets, and specifically real estate loans, are proving successful. Total wholesale borrowings and brokered deposits decreased nearly $15.0 million during the first quarter of 2011, from a balance of $113.5 million at December 31, 2010, to a balance of $98.5 million at March 31, 2011.

Although balances declined during 2010, and continue to decline during 2011, overnight borrowings and other term credit lines will be utilized as deemed prudent, with borrowings totaling $25.0 million at March 31, 2011 as compared to $32.0 million at December 31, 2010. The average rate of those term borrowings was 0.34% at March 31, 2011, as compared to 0.35% at December 31, 2010. Although the Company continues to realize significant interest expense reductions by utilizing overnight and term borrowings lines, the use of such lines are monitored closely to ensure sound balance sheet management in light of the current economic and credit environment.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have remained low during the first quarter of 2011. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.59% at both March 31, 2011 and December 31, 2010. Pursuant to fair value accounting guidance, the Company has recorded $367,000 in pretax fair value losses on its junior subordinated debt during the three months ended March 31, 2011, bringing the total cumulative gain recorded on the debt to $4.8 million at March 31, 2011.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties, as well as Campbell, in Santa Clara County. The San Joaquin Valley and other California markets continue to exhibit weak demand for construction lending and commercial lending from small and medium size businesses, as commercial and residential real estate markets remain depressed during 2011. Although we have seen improvement in some areas, the current economic environment continues to present challenges for the banking industry with tight credit markets, weak real estate markets, and increased loan losses adversely affecting the Banking industry and the Company.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Balance sheet management, enhancing revenue sources, and maintaining market share will be of primary importance during 2011 and beyond. The banking industry is currently experiencing continued pressure on net margins as well as asset quality resulting from conditions in the real estate market, and weak credit markets. During March 2010, the Company and the Bank entered into a regulatory agreement with the Federal Reserve Bank which, among other things, requires improvements in the overall condition of the Company and the Bank. As a result, market rates of interest, asset quality, as well as regulatory oversight will continue be an important factor in the Company’s ongoing strategic planning process.

 Results of Operations

For the three months ended March 31, 2011, the Company reported net income of $356,000 or $0.03 per share ($0.03 diluted) as compared to net income of $442,000 or $0.03 per share ($0.03 diluted) for the three months ended March 31, 2010. The decrease in earnings between the two periods ended March 31, 2011 and 2010 is primarily the result of a decrease in interest income.

The Company’s return on average assets was 0.22% for the three months ended March 31, 2011 as compared to 0.25% for the three months ended March 31, 2010. The Bank’s return on average equity was 2.06% for the three months ended March 31, 2011 as compared to 2.33% for the same three-month period of 2010.

Net Interest Income

Net interest income before provision for credit losses totaled $6.2 million for the three months ended March 31, 2011, representing a decrease of $938,000, or 13.1% when compared to the $7.2 million reported for the same three months of the previous year.

The Company’s net interest margin, as shown in Table 1, decreased to 4.42% at March 31, 2011 from 4.76% at March 31, 2010, a decrease of 34 basis points (100 basis points = 1%) between the two periods. While average market rates of interest have remained level between the three-month periods ended March 31, 2011 and 2010 (the Prime rate averaged 3.25% during both periods), declines in the Company’s earning assets impacted the net margin between the two three-month periods.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended March 31, 2011 and 2010

	2011			2010
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans and leases (1)	$437,220	$6,420	5.96%	$509,099	$7,540	6.01%
Investment Securities – taxable	51,352	597	4.71%	69,271	853	4.99%
Investment Securities – nontaxable (2)	0	0	0.00%	1,252	15	4.86%
Interest-bearing deposits in other banks	3,000	10	1.35%	2,555	10	1.59%
Interest-bearing deposits in FRB	79,398	51	0.26%	2,709	2	0.30%
Federal funds sold and reverse repos	0	0	0.00%	25,553	8	0.13%
Total interest-earning assets	570,970	$7,078	5.03%	610,439	$8,428	5.60%
Allowance for credit losses	(16,627)			(15,259)
Noninterest-earning assets:
Cash and due from banks	17,015			16,251
Premises and equipment, net	12,886			13,233
Accrued interest receivable	1,894			2,228
Other real estate owned	36,077			39,664
Other assets	44,204			44,257
Total average assets	$666,419			$710,813
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$50,813	$24	0.19%	$48,781	$26	0.22%
Money market accounts	125,639	300	0.97%	113,094	366	1.31%
Savings accounts	38,106	35	0.37%	34,775	36	0.42%
Time deposits	183,679	409	0.90%	247,067	730	1.20%
Other borrowings	27,333	25	0.37%	38,266	50	0.53%
Junior subordinated debentures	10,271	60	2.37%	10,581	57	2.18%
Total interest-bearing liabilities	435,841	$853	0.79%	492,564	$1,265	1.04%
Noninterest-bearing liabilities:
Noninterest-bearing checking	155,168			136,578
Accrued interest payable	227			401
Other liabilities	4,882			4,244
Total Liabilities	596,118			633,787

Total shareholders’ equity	70,301			77,026
Total average liabilities and shareholders’ equity	$666,419			$710,813
Interest income as a percentage of average earning assets			5.03%			5.60%
Interest expense as a percentage of average earning assets			0.61%			.84%
Net interest margin			4.42%			4.76%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $149,000 and $330,000 for the three months ended March 31, 2011 and 2010, respectively.

(2)	Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis because they are not material to the Company’s results of operations.

Both the Company’s net interest income and net interest margin are affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change.” Both are also affected by changes in yields on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change.” The following table sets forth the changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the periods indicated.

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the three months ended March 31, 2011 compared to March 31, 2010
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$(1,120)	$(64)	(1,056)
Investment securities available for sale	(271)	(46)	(225)
Interest-bearing deposits in other banks	0	(1)	1
Interest-bearing deposits in FRB	49	7	42
Federal funds sold	(8)	(4)	(4)
Total interest income	(1,350)	(108)	(1,242)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(68)	(101)	33
Savings accounts	(1)	(4)	3
Time deposits	(321)	(157)	(164)
Other borrowings	(25)	(13)	(12)
Subordinated debentures	3	5	(2)
Total interest expense	(412)	(270)	(142)
Increase (decrease) in net interest income	$(938)	$162	(1,100)

For the three months ended March 31, 2011, total interest income decreased approximately $1.4 million, or 16.0% as compared to the three-month period ended March 31, 2010. Earning asset volumes decreased in all earning-asset categories except interest bearing deposits with the FRB between the three month periods, with the largest decrease experienced in loans.

For the three months ended March 31, 2011, total interest expense decreased approximately $412,000, or 32.6% as compared to the three-month period ended March 31, 2010. Between those two periods, average interest-bearing liabilities decreased by $56.7 million, and the average rates paid on these liabilities decreased by 25 basis points.

Provisions for credit losses are determined on the basis of management’s periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the three months ended March 31, 2011, the provision to the allowance for credit losses amounted to $890,000 as compared to $1.6 million for the three months ended March 31, 2010. The amount provided to the allowance for credit losses during the first three months of 2011 brought the allowance to 3.87% of net outstanding loan balances at March 31, 2011, as compared to 3.75% of net outstanding loan balances at December 31, 2010, and 3.12% at March 31, 2010.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010:

(In thousands)	2011	2010	Amount of Change	Percent Change
Customer service fees	$867	$948	$(81)	-8.54%
Increase in cash surrender value of BOLI	141	134	7	5.22%
Gain (loss) on sale of OREO	280	(56)	336	600.00%
(Loss) gain on fair value of financial liabilities	(367)	157	(524)	-333.76%
Other	207	128	79	61.72%
Total noninterest income	$1,128	$1,311	$(183)	-13.96%

Noninterest income for the three months ended March 31, 2011 decreased $183,000 or 14.0% when compared to the same three-month period of 2010. Customer service fees, the primary component of noninterest income, decreased $81,000 or 8.5% between the two three-month periods presented, primarily resulting from decreases in revenues from business checking accounts and overdraft fees. The decrease in noninterest income between the two three-month periods is partially the result of changes in fair value gain adjustments on the Company’s junior subordinated debt which included fair value losses of $367,000 for the three months ended March 2011 compared to fair value gains of $157,000 for the three months ended March 31, 2010. This represents a decrease of $524,000 between the three month periods. Included in noninterest income for the three months ended March 31, 2011 are gains of $280,000 realized on the sale of other real estate owned, reflecting an increase of $336,000 over the loss of $56,000 realized during the three months ended March 31, 2010.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010:

Table 4. Changes in Noninterest Expense

(In thousands)	2011	2010	Amount of Change	Percent Change
Salaries and employee benefits	$2,321	$2,281	$40	1.75%
Occupancy expense	893	913	(20)	-2.19%
Data processing	24	19	5	26.32%
Professional fees	439	387	52	13.44%
FDIC/DFI insurance assessments	513	391	122	31.20%
Director fees	58	57	1	1.75%
Amortization of intangibles	162	203	(41)	-20.20%
Correspondent bank service charges	76	76	0	0.00%
Impairment loss on core deposit intangible	36	57	(21)	-36.84%
Impairment loss on goodwill	0	0	0	0.00%
Impairment loss on investment securities	0	244	(244)	-100%
Impairment loss on OREO	684	821	(137)	-16.69%
Loss on California tax credit partnership	106	106	0	0.00%
OREO expense	232	282	(50)	-17.73%
Other	513	488	25	5.12%
Total expense	$6,057	$6,325	$(268)	-4.24%

Noninterest expense decreased $268,000 between the three months ended March 31, 2010 and 2011. The net decrease in noninterest expense between the comparative periods is primarily the result of reductions in impairment losses on investment securities OREO, offset by modest increases in salaries and employee benefits, professional fees and FDIC assessments between the three months ended March 31, 2010 and 2011.

Income Taxes

The Company’s income tax expense is impacted to some degree by permanent taxable differences between income reported for book purposes and income reported for tax purposes, as well as certain tax credits which are not reflected in the Company’s pretax income or loss shown in the statements of operations and comprehensive income. As pretax income or loss amounts become smaller, the impact of these differences become more significant and are reflected as variances in the Company’s effective tax rate for the periods presented. In general, the permanent differences and tax credits affecting tax expense have a positive impact and tend to reduce the effective tax rates reflected in the Company’s statements of operations and comprehensive income.

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

Pursuant to the guidance, the Company reviewed its REIT tax position as of January 1, 2007 (adoption date of the new guidance), and then has again reviewed its position each subsequent quarter since adoption. The Bank, with guidance from advisors, believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007 the Company recorded an adjustment of $1.3 million to beginning retained earnings upon adoption of the new guidance (previously FIN48) to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. As of December 31, 2010, the Company had recorded a total unrecognized tax liability related to the REIT of $1.7 million. The Company has determined that there has been no material change to its position on the REIT from that at December 31, 2010, and as a result recorded additional interest liability of $22,000 during the three months ended March 31, 2011. It is the Company’s policy to recognize interest and penalties as a component of income tax expense.

The Company has reviewed all of its tax positions as of March 31, 2011, and has determined that, other than the REIT, there are no other material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets decreased $8.1 million, or 1.19% to a balance of $670.1 million at March 31, 2011, from the balance of $678.2 million at December 31, 2010, and decreased $41.5 million or 5.83% from the balance of $711.6 million at March 31, 2010. Total deposits of $555.7 million at March 31, 2011 decreased $1.8 million, or 0.32% from the balance reported at December 31, 2010, and decreased $26.8 million, or 4.61% from the balance of $582.5 million reported at March 31, 2010. While cash and cash equivalents increased $4.8 million or 4.86% between December 31, 2010 and March 31, 2011, loans decreased $8.9 million, or 2.01% to a balance of $432.8 million, and investment securities increased by $122,000, or 0.24% during that three-month period of 2011.

Earning assets averaged approximately $571.0 million during the three months ended March 31, 2011, as compared to $610.4 million for the same three-month period of 2010. Average interest-bearing liabilities decreased to $435.8 million for the three months ended March 31, 2011, from $492.6 million reported for the comparative three-month period of 2010.

Loans and Leases

The Company’s primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $432.8 million at March 31, 2011, a decrease of $8.9 million or 2.01% when compared to the balance of $441.7 million at December 31, 2010, and a decrease of $88.3 million or 16.94% when compared to the balance of $521.1 million reported at March 31, 2010. Loans on average decreased $71.9 million or 14.12% between the three-month periods ended March 31, 2010 and March 31, 2011, with loans averaging $437.2 million for the three months ended March 31, 2011, as compared to $509.1 million for the same three-month period of 2010.

During the first three months of 2011, decreases were experienced in all loan categories except commercial and industrial loans. The largest decrease was in agricultural loans which decreased $10.0 million between December 31, 2010 and March 31, 2011, as a result of a single large agricultural loan paying off during the first quarter of 2011.

During the second quarter of 2010, the Company completed the sale of two real estate mortgage portfolios totaling $17.1 million which contributed to the net decrease of $16.7 million in real estate mortgage loans between March 31, 2010 and March 31, 2011. The following table sets forth the amounts of loans outstanding by category at March 31, 2011 and December 31, 2010, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	March 31, 2011		December 31, 2010
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$161,918	37.4%	$159,224	36.0%	$2,694	1.69%
Real estate – mortgage	157,064	36.3%	157,781	35.7%	(717)	-0.45%
RE construction & development	64,730	15.0%	65,182	14.8%	(452)	-0.69%
Agricultural	36,278	8.4%	46,308	10.5%	(10,030)	-21.66%
Installment/other	12,672	2.9%	12,891	2.9%	(219)	-1.70%
Lease financing	162	0.0%	305	0.1%	(143)	-46.86%
Total Gross Loans	$432,824	100.0%	$441,691	100.0%	$(8,867)	-2.01%

The overall average yield on the loan portfolio was 5.96% for the three months ended March 30, 2011, as compared to 6.01% for the three months ended March 31, 2010. At March 31, 2011, 60.5% of the Company’s loan portfolio consisted of floating rate instruments, as compared to 60.6% of the portfolio at December 31, 2010, with the majority of those tied to the prime rate. Approximately 66% or $162.9 million of the floating rate loans have rate floors at March 31, 2011 making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. Approximately $146.5 million of the $162.9 million in loans with floors have floor spreads of 100 basis points or more, meaning that interest rates would need to increase more than 1% (or 100 basis points) before the rates on those loans would increase and effectively become floating rate loans again. The portfolio of floating rate loans with floors has a relatively short duration with only $62.1 million maturing or repricing in more than one year, and only $26.1 million maturing or repricing in more than two years.

Deposits

Total deposits were $555.7 million at March 31, 2011, representing a decrease of $1.8 million, from the balance of $557.5 million reported at December 31, 2010, and a decrease of $26.8 million, or 4.61% from the balance of $582.5 reported at March 31, 2010.

The following table sets forth the amounts of deposits outstanding by category at March 31, 2011 and December 31, 2010, and the net change between the two periods presented.

Table 6. Deposits

(In thousands)	March 31, 2011	December 31, 2010	Net Change	Percentage Change
Noninterest bearing deposits	$164,969	$139,690	$25,279	18.10%
Interest bearing deposits:
NOW and money market accounts	171,228	181,061	(9,833)	-5.43%
Savings accounts	39,050	37,177	1,873	5.04%
Time deposits:
Under $100,000	58,643	58,629	14	0.02%
$100,000 and over	121,768	140,909	(19,141)	-13.58%
Total interest bearing deposits	390,689	417,776	(27,087)	-6.48%
Total deposits	$555,658	$557,466	$(1,808)	-0.32%

The Company’s deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits decreased $27.1 million, or 6.48% between December 31, 2010 and March 31, 2011, while noninterest-bearing deposits increased $25.3 million, or 18.10% between the same two periods presented. Included in the decrease of $9.8 million in NOW and money market accounts during the three months ended March 31, 2011, is approximately $6.1 million related to a single depositor that was transferred from a NOW account to a noninterest-bearing deposit account during the first quarter of 2011.

Core deposits, as defined by the Company and consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company’s principal sources of funding and liquidity. These core deposits amounted to 74.6% and 71.5% of the total deposit portfolio at March 31, 2011 and December 31, 2010, respectively. Brokered deposits totaled $73.5 million at March 31, 2011 as compared to $81.5 million at December 31, 2010 and $120.3 million at March 31, 2010.

As a result of the March 2010 agreement with the Federal Reserve Bank, the Company will continue to reduce its reliance on brokered and other wholesale funding sources. The Company has a written plan, approved by the Federal Reserve Bank, to improve its liquidity position which includes a timetable to reduce the Bank’s reliance on brokered deposits and other wholesale funding, and specific liquidity targets and parameters to meet contractual obligations and unanticipated demands. Under the plan, the Company has systematically begun to reduce the level of brokered deposits to peer levels, which is currently approximately 5% of total deposits, over a remaining period of approximately 15 months. This will be achieved by letting some or all of the maturing brokered deposits run-off as needed to achieve planned reductions in brokered deposits at the end of each quarter over the estimated reduction period.

During the three months ended March 31, 2011, decreases were experienced in time deposits, as brokered time deposits were allowed to runoff as part of the Company’s plan to reduce brokered deposits and other wholesale funding. While total time deposits decreased $19.1 million or 13.6% during the three months ended March 31, 2011, brokered deposits, a component of total time deposits, decreased $8.0 million or 9.9% during the quarter.  Pricing of brokered time deposits and other wholesale deposits have remained low over the past two years and have provided a viable alternate to borrowings from the Federal Reserve or the FHLB. The Company believes this rate structure will eventually turn, and wholesale funding sources, both deposits and borrowings, will again become expensive relative to other core deposits in the marketplace. Although the Company will continue to use pricing strategies to control the overall level of time deposits and other borrowings as part of its balance sheet and liquidity planning process, the March 2010 agreement with the Federal Reserve Bank requires reductions in brokered deposits, which places increased emphasis on core deposits as part of the Company’s long-term relationship banking strategy.  As a result, core deposits, including NOW and money market accounts, and savings accounts, as well as noninterest-bearing checking accounts, continue to provide the Company’s primary funding source.

On a year-to-date average, the Company experienced a decrease of $26.9 million or 4.63% in total deposits between the three-month periods ended March 31, 2010 and March 31, 2011. Between these two periods, average interest-bearing deposits decreased $45.5 million or 10.25%, while total noninterest-bearing deposits increased $18.6 million or 13.61% on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized lines of credit totaling $172.4 million, including and FHLB lines of credit totaling $28.3 million at March 31, 2011. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At March 31, 2011, the Company had $25.0 million borrowed against its FHLB lines of credit, which is summarized below. The Company had collateralized and uncollateralized lines of credit aggregating $118.7 million, as well as FHLB lines of credit totaling $32.6 million at December 31, 2010.

FHLB term borrowings at March 31, 2011 (in 000’s):

Term	Balance at 3/31/11	Rate	Maturity
1 year	$25,000	0.34%	1/31/12

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

●
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

●
Plan to Improve Adversely Classified Assets – Includes specific plans and strategies to improve the Bank’s asset position through repayment, amortization, liquidation, additional collateral, or other means on each loan, relationship, or other asset in excess of $1.5 million including OREO, that are past due more than 90 days as of the date of the written agreement.

●
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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors, including economic factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss”. Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss. At March 31, 2011 problem graded or “classified” loans totaled $53.3 million or 12.3% of gross loans as compared to $53.6 million or 12.1% of gross loans at December 31, 2010.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at March 31, 2011 and December 31, 2010, as well as classified loans at those period-ends.

(in 000’s)	March 31, 2011	December 31, 2010
Specific allowance – impaired loans	$10,992	$11,326
Formula allowance – classified loans not impaired	708	394
Formula allowance – special mention loans	477	493
Total allowance for special mention and classified loans	12,177	12,213

Formula allowance for pass loans	4,278	4,281
Unallocated allowance	290	26
Total allowance for loan losses	$16,745	$16,520

Impaired loans	48,849	$50,998
Classified loans not considered impaired	4,494	2,585
Total classified loans	$53,343	$53,583
Special mention loans	$22,749	$24,645

Impaired loans decreased approximately $2.1 million between December 31, 2010 and March 31, 2011. The specific allowance related to those impaired loans decreased $334,000 between December 31, 2010 and March 31, 2011. Reductions in impaired loans and the related allowance during the first three months of 2011 are in part the result of transfers of $1.1 million in impaired loans to other real estate owned through foreclosure during the period, as well as pay-downs of approximately $1.0 million on an impaired agricultural loan. The formula allowance related to loans that are not impaired (including special mention and substandard) increased approximately $298,000 between December 31, 2010 and March 31, 2011, as the result of increases of $1.9 million in classified loans not considered impaired. The level of “pass” loans has declined approximately $6.2 million between December 31, 2010 and March 31, 2011, while the related formula allowance remained level during the period.

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. There were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses during the three months ended March 31, 2011.

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

At March 31, 2011 and 2010, the Company’s recorded investment in loans for which impairment has been identified totaled $48.8 million and $51.9 million, respectively. Included in total impaired loans at March 31, 2011, are $40.1 million of impaired loans for which the related specific allowance is $11.0 million, as well as $8.7 million of impaired loans that as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at March 31, 2010 included $32.9 million of impaired loans for which the related specific allowance is $9.3 million, as well as $19.0 million of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $49.9 million during the first three months of 2011 and $52.9 million during the first three months of 2010. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. For the three months ended March 31, 2011 and 2010, the Company recognized $156,000 and $155,000, respectively, in income on such loans. At March 31, 2011, included in impaired loans, are troubled debt restructures totaling $26.6 million. Of the $26.6 million in troubled debt restructures at March 31, 2011, $12.9 million are on nonaccrual status. Troubled debt restructures on accrual status totaling $13.7 million are current with regards to payments, and are performing according to the modified contractual terms.

The largest category in impaired loans between December 31, 2010 and March 31, 2011 has been in real estate construction loans, with that loan category comprising 43% and 45% of total impaired loans at March 31, 2011 and December 31, 2010, respectively. The balance of impaired construction loans has decreased approximately $1.8 million since December 31, 2010, while the related specific reserve has increased $268,000, primarily as the result of continued declines in real estate values. Impaired loans classified as commercial and industrial increased $1.1 million during the three months ended March 31, 2011. Of the $15.9 million in commercial and industrial impaired loans reported at March 31, 2011, approximately $6.3 million or 39.3% are secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at March 31, 2011, approximately $37.2 million or 76.1% are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, and developing that land if required, and to develop real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at March 31, 2011 and December 31, 2010.

(in 000’s)	Balance 3/31/2011	Reserve 3/31/2011	Balance 12/31/2010	Reserve 12/31/2010
Commercial and industrial	$15,929	$4,872	$14,887	$5,005
Real estate – mortgage	9,790	648	9,922	744
RE construction & development	21,007	5,159	22,759	4,891
Agricultural	1,797	256	3,107	686
Installment/other	229	35	148	0
Lease financing	97	22	175	0
Total Impaired Loans	$48,849	$10,992	$50,998	$11,326

Included in impaired loans are loans modified in troubled debt restructurings (“TDR’s”), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDR’s including rate reductions, payment extensions, and forbearance. At March 31, 2011, more than $13.1 million of the total $26.6 million in TDR’s was for real estate construction and development, and there was another $2.0 million and $1.2 million related to those developers in commercial real estate and commercial and industrial, respectively at March 31, 2011.

At both March 31, 2011 and December 31, 2010, the Company had approximately $3.3 million in restructured residential mortgage loans as the result of borrowers that were unable to get take-out financing at the end of their construction loan with the Company. In part to aid the borrowers retain their newly completed  homes under California Senate Bill SB1137, the Company termed these loans at market rates of interest with loans fully amortizing over 30 years with a three-to-five year repayment term. The percentage breakout of TDR’s at March 31, 2011 is similar to the percentage breakout of the TDR’s reported at December 31, 2010. The majority of these credits are related to real estate construction projects that have slowed significantly or stalled, and the Company has sought to restructure the credits to allow the construction industry time to recover, and the developers time to finish projects at a slower pace which reflects current market conditions in the San Joaquin Valley. Concessions granted in these circumstances include lengthened maturity terms, lower lot release prices, or rate reductions that will enable the borrower to finish the construction projects and repay their loans to the Company. The downturn in the real estate construction market has been protracted, and although the Company has had some success in its restructuring efforts, it is difficult to conclude that we will be entirely successful in our efforts. Areas such as Bakersfield California have been slower to recover than others in out market area. If conditions deteriorate beyond current expectations, the Company may be required to make additional concessions in the future including lower lot release prices to allow borrowers to complete and sell construction units at lower prices currently reflected in the real estate market.

The following table summarizes TDR’s by type, classified separately as nonaccrual or accrual, which are included in impaired loans at March 31, 2011 and December 31, 2010.

(in thousands)	Total TDR’s March 31, 2011	Nonaccrual TDR’s March 31, 2011	Accruing TDR’s March 31, 2011
Commercial and industrial	$5,031	$2,360	$2,671
Real estate - mortgage:
Commercial real estate	5,007	0	5,007
Residential mortgages	3,250	0	3,250
Home equity loans	91	0	91
Total real estate mortgage	8,348	0	8,348
RE construction & development	13,070	10,504	2,566
Agricultural	0	0	0
Installment/other	163	0	163
Lease financing	0	0	0
Total Troubled Debt Restructurings	$26,612	$12,864	$13,748

(in thousands)	Total TDR’s Dec 31, 2010	Nonaccrual TDR’s Dec 31, 2010	Accruing TDR’s Dec 31, 2010
Commercial and industrial	$2,751	$1,359	$1,392
Real estate - mortgage:
Commercial real estate	5,019	0	5,019
Residential mortgages	3,261	0	3,261
Home equity loans	93	43	50
Total real estate mortgage	8,373	43	8,330
RE construction & development	13,370	10,978	2,752
Agricultural	0	0	0
Installment/other	80	0	80
Lease financing	0	0	0
Total Troubled Debt Restructurings	$24,934	$12,380	$12,554

Of the $26.6 million in total TDR’s at March 31, 2011, $12.9 million were on nonaccrual status at period-end. Of the $24.9 million in total TDR’s at December 31, 2010, $12.4 million were on nonaccrual status at period-end. As of March 31, 2011, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

The following table summarizes special mention loans by type for the three months ended March 31, 2011 and December 31, 2010.

(in thousands)	March 31, 2011	Dec 31, 2010
Commercial and industrial	$7,491	$7,769
Real estate - mortgage:
Commercial real estate	4,195	4,419
Residential mortgages	0	195
Home equity loans	0	0
Total real estate mortgage	4,195	4,614
RE construction & development	11,063	10,737
Agricultural	0	1,525
Installment/other	0	0
Lease financing	0	0
Total Special Mention Loans	$22,749	$24,645

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

The following table provides a summary of the Company’s allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the three-month periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity (unaudited)

(In thousands)	March 31, 2011	March 31, 2010
Total loans outstanding at end of period before deducting allowances for credit losses	$432,264	$520,041
Average net loans outstanding during period	437,220	509,099

Balance of allowance at beginning of period	16,520	15,016
Loans charged off:
Real estate	(2)	(228)
Commercial and industrial	(590)	(174)
Lease financing	(78)	0
Installment and other	(29)	(47)
Total loans charged off	(699)	(449)
Recoveries of loans previously charged off:
Real estate	0	0
Commercial and industrial	32	3
Lease financing	0	0
Installment and other	2	3
Total loan recoveries	34	6
Net loans charged off	(665)	(443)

Provision charged to operating expense	890	1,631
Balance of allowance for credit losses at end of period	$16,745	$16,204

Net loan charge-offs to total average loans (annualized)	0.62%	.35%
Net loan charge-offs to loans at end of period (annualized)	0.62%	.35%
Allowance for credit losses to total loans at end of period	3.87%	3.12%
Net loan charge-offs to allowance for credit losses (annualized)	16.11%	11.09%
Net loan charge-offs to provision for credit losses (annualized)	74.72%	27.16%

Both net loan charge-offs and recoveries increased during the three months ended March 31, 2011 when compared to the three months ended March 31, 2010.  Loan charge-offs of $699,000 experienced during the three months ended March 31, 2011 included full or partial charge-offs of nearly $584,000 in impaired loans.

At March 31, 2011 and 2010, $176,000 and $195,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities. Management believes that the 3.87% credit loss allowance at March 31, 2011 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company’s service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets

(In thousands)	March 31, 2011	December 31, 2010
Nonaccrual Loans	$29,398	$34,394
Restructured Loans (1)	13,748	12,554
Total nonperforming loans	43,146	46,948
Other real estate owned	35,151	35,580
Total nonperforming assets	$78,297	$82,528

Loans past due 90 days or more, still accruing	$1,357	$547
Nonperforming loans to total gross loans	9.97%	10.63%
Nonperforming assets to total assets	11.68%	12.17%
Allowance for loan losses to nonperforming loans	38.81%	35.19%
(1) Included in nonaccrual loans at March 31, 2011 and December 31, 2010 are restructured loans totaling $12.9 million and $12.4 million, respectively.

Non-performing assets have decreased between December 31, 2010 and March 31, 2011, declining $4.2 million between the two periods, as nonperforming loans are transferred to other real estate owned through foreclosure and are disposed of or written down to allow the Company to more aggressively sell the properties. Nonaccrual loans decreased $5.0 million between December 31, 2010 and March 31, 2011, with construction loans comprising approximately 49% of total nonaccrual loans at March 31, 2011. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans increased from 35.19% at December 31, 2010 to 38.81% at March 31, 2011.

	Balance March 31, 2011	Balance December 31, 2010	Change from December 31, 2010
Nonaccrual Loans (in 000’s):
Commercial and industrial	$13,077	$13,449	$(372)
Real estate - mortgage	1,441	1,592	(151)
RE construction & development	14,439	16,003	(1,564)
Agricultural	292	3,107	(2,815)
Installment/other	52	68	(16)
Lease financing	97	175	(78)
Total Nonaccrual Loans	$29,398	$34,394	$(4,996)

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at March 31, 2011 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 60.5% of the Company’s loan portfolio at March 31, 2011. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company’s liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company’s highest yielding asset. At March 31, 2011, the Bank had 64.6% of total assets in the loan portfolio and a loan to deposit ratio of 77.9%, as compared to 65.1% of total assets in the loan portfolio and a loan to deposit ratio of 79.2% at December 31, 2010. Liquid assets at March 31, 2011 include cash and cash equivalents totaling $103.2 million as compared to $98.4 million at December 31, 2010. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $200.7 million at March 31, 2011.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion.) The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) During the quarter ended September 30, 2009, the Bank was precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at September 30, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. The Company has not determined how long it will defer interest payments, but under the terms of the debenture, interest payments may be deferred up to five years (20 quarters). During such deferral periods, the Company is prohibited from paying dividends on its common stock (subject to certain exceptions) and will continue to accrue interest payable on the junior subordinated debt.  During the three months ended March 31, 2011, the Bank paid did not pay any cash dividends to the parent company.

Cash Flow

Cash and cash equivalents have increased during the two three-month periods ended March 31, 2011 and 2010 with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2009	$29,229
March 31, 2010	$37,767
December 31, 2010	$98,430
March 31, 2011	$103,216

Cash and cash equivalents increased $4.8 million during the three months ended March 31, 2011, as compared to an increase of $8.5 million during the three months ended March 31, 2010.

The Company has maintained positive cash flows from operations, which amounted to $2.5 million, and $4.2 million for the three months ended March 31, 2011, and March 31, 2010, respectively. The Company experienced net cash inflows from investing activities totaling $11.1 million during the three months ended March 31, 2011, as decreases in loans, settlement of OREO properties, and paydowns and maturities of investment securities outweighed new investment in securities or other interest-earning assets. The Company experienced net cash outflows from investing activities totaling $13.6 million during the three months ended March 31, 2010, as funding for loan growth exceeded principal paydowns and maturities on investment securities, and proceeds from the sale of OREO properties during the period.

Net cash flows from financing activities, including deposit growth and borrowings, have traditionally provided funding sources for loan growth, but during the three months ended March 31, 2011, the Company experienced net cash outflows totaling $8.8 million as the result of decreases in both brokered time deposits and FHLB borrowings. During the three months ended March 31, 2010, the Company experienced net cash inflows of $17.9 million from financing activities as increases in deposit accounts exceeded decreases in borrowings from the FHLB.

The Company has the ability to increase or decrease loan growth, increase or decrease deposits and borrowings, or a combination of both to manage balance sheet liquidity.

Regulatory Matters

Regulatory Agreement with the Federal Reserve Bank of San Francisco

Effective March 23, 2010, United Security Bancshares (the “Company”) and its wholly owned subsidiary, United Security Bank (the “Bank”), entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco. Under the terms of the Agreement, the Company and the Bank agreed, among other things, to strengthen board oversight of management and the Bank’s operations; submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on the past due loans, classified loans, and other real estate owned; maintain a sound process for determining, documenting, and recording an adequate allowance for loan and lease losses; improve the management of the Bank’s liquidity position and funds management policies; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock, declare or pay any cash dividends, or pay interest on the Company’s junior subordinated debt or trust preferred securities, without prior written approval from the Federal Reserve Bank. The Company generates no revenue of its own and as such, relies on dividends from the Bank to pay its operating expenses and interest payments on the Company’s junior subordinated debt. The inability of the Bank to pay cash dividends to the Company may hinder the Company’s ability to meet its ongoing operating obligations.

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

●
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

●
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

●
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

●
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

●
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

●
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

●
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

●
Not incur debt or redeem stock, specifically, that except with the prior written approval of the Federal Reserve Bank, the Company each agree not to incur, increase, or guarantee any debt or purchase or redeem any shares of its stock;

●
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

●
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

Since the effective date of the Agreement, the Bank submitted quarterly progress reports to the Federal Reserve. As of the January 31, 2011 progress report submitted for the fourth quarter of 2010, the Company and the Bank believe they are in compliance with the Agreement, including deadlines and remediation of violations of laws and regulations regarding stale loan appraisals. During the fourth quarter of 2010, the Company identified a material weakness related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as to the valuation of OREO properties (for further discussion see Item 4 “Controls and Procedures” in the Company’s 10-Q for March 31, 2011.)

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

●
Develop and adopt a capital plan to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.5% and include in such capital plan a capital contingency plan for raising additional capital in the event of various contingencies;

●	Maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.5%

●	Maintain an adequate allowance for loan losses and remedy any deficiency in the allowance for loan losses in the calendar quarter in which it is discovered; and

●	Not establish any new branches or other offices without the prior written consent of the Commissioner of the California Department of Financial Institutions

●
Provide progress reports within 30 days after the end of each calendar quarter following the date of the Order to the California Department of Financial Institutions detailing the form and manner of all actions taken to secure compliance with the Order and Agreement and the results of such actions.

The Bank is currently in full compliance with the requirements of the Order including its deadlines. During the fourth quarter of 2010, the Company identified a material weakness related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as to the valuation of OREO properties (for further discussion see Item 4 “Controls and Procedures” in the Company’s 10-Q for March 31, 2011.)

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

Pursuant to the March 2010 Agreement with the Federal Reserve Bank, the Company and the Bank are required to maintain sufficient capital to support current and future capital needs, including compliance with Capital Adequacy Guidelines taking into account the volume of classified assets, concentrations of credit, the level of the allowance for loan losses, current and projected growth, and projected retained earnings.  Pursuant to the Order issued by the California Department of Financial Institutions in May 2010, the Bank is required to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.5%. For purposes of the Order, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 11.4% at March 31, 2011.

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

The following table sets forth the Company’s and the Bank’s actual capital positions at March 31, 2011, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank
	Actual Capital Ratios	Actual Capital Ratios	Minimum Capital Ratios	To be Well Capitalized under Prompt Corrective Action Provisions
Total risk-based capital ratio	15.37%	15.73%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	14.09%	14.45%	5.00%	6.00%
Leverage ratio	11.19%	11.47%	4.00%	5.00%

As is indicated by the above table, and discussion above of the required ratio of tangible shareholders’ equity to total tangible assets under the Order, the Company and the Bank exceeded all applicable regulatory capital guidelines at March 31, 2011. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an agreement with the Federal Reserve Bank that, among other things, require us to obtain the prior approval before paying a cash dividend or otherwise making a distribution on our stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company. In addition, effective October 2009, the Company elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its trust preferred securities. Under the subordinated debenture agreement, the Company is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred.  In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the three months ended March 31, 2011, the Company received no cash dividends from the Bank.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At March 31, 2011 the Bank’s qualifying balance with the Federal Reserve was approximately $25,000 consisting of balances held with the Federal Reserve.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of March 31, 2011 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at March 31, 2011, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company’s market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at March 31, 2011 and December 31, 2010 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	March 31, 2011			December 31, 2010
Change in Rates	Estimated MV of Equity	Change in MV of Equity $	Change in MV of Equity $	Estimated MV Of Equity	Change in MV of Equity $	Change in MV of Equity %
+ 200 BP	$75,459	$8,360	12.46%	$72,861	$6,669	10.07%
+ 100 BP	72,597	5,498	8.19%	70,778	4,586	6.93%
0 BP	67,099	0	0.00%	66,192	0	0.00%
- 100 BP	66,830	(269)	-0.40%	65,835	(358)	-0.54%
- 200 BP	68,342	1,243	1.85%	67,163	971	1.47%

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March  31, 2011, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2010, the Company identified a material weakness related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as a material weakness related to the valuation of OREO properties.  We believe that the deficiencies related to the accounting for impaired loans and for OREO valuations were the result of insufficient levels of appropriately qualified and trained personnel in our financial reporting processes due to the loss of key personnel and inability to replace qualified personnel during the year-end closing process which coincided with the Company’s annual safety and soundness examination by its regulators.  These weaknesses, combined with several updated appraisals reflecting significantly lower valuations, led to additional material adjustments in the provision for loan losses and the allowance for loan losses, and in the allowance for OREO impairment.

Specifically the Company did not:

●
Effectively have an adequate number of qualified and trained personnel in our credit administration to sufficiently identify problem loans on a timely basis, and provide an appropriate level of allowance for loan and lease losses.

●
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

During the quarter ended March 31, 2011, there were no material changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, in light of the material weaknesses aforementioned , in preparing the Company’s Consolidated Financial Statements included in this report, the Company performed a thorough review of the determination of completeness and accuracy of the allowance for credit losses, the provision for loan losses, and valuation of OREO properties to ensure that the Company’s Consolidated Financial Statements included in this report have been prepared in accordance with U.S. GAAP.

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

As part of its remediation efforts, the Company incorporated the following enhancements during the closing process for the quarter ended March 31, 2011:

-
Enhanced the documentation process related to the impaired loan review to include a signature section on each impaired loan write-up indicating those responsible for completion of the write-up as well as those responsible for the review of the impaired loan write-up.

-	Improved the review and documentation process related to the fair value analysis of impaired loans and OREO to ensure accuracy, appropriate detail, and completeness of documentation.

-	Included a detailed review by accounting staff of key calculations included in fair value assumptions for impaired loans where a discounted cash flow approach was used to determine fair value.

-
Engaged a third-party knowledgeable in fair value accounting requirements under generally accepted accounting principles to provide training and to review the Company’s process for determining the adequacy of the allowance for loan losses, OREO valuations, and the underlying assumptions used in each.

-
Provided training for both credit and accounting personnel involved in the evaluation of the adequacy of the allowance for loans losses and valuations of OREO under generally accepted accounting principles.

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

PART II. Other Information

Item 1. Not applicable

Item 1A. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2011.

Item 3. Not applicable

Item 4. (Removed/reserved)

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

United Security Bancshares

Date: April 16, 2011	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Richard B. Shupe
Richard B. Shupe
Senior Vice President and
Chief Financial Officer