Form 10-Q
period 2011-06-30
UNITED SECURITY BANCSHARES
filed 2011-08-15
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO .

Commission file number: 000-32987

UNITED SECURITY BANCSHARES
 (Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
 Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2011:   $29,052,633

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value
(Title of Class)

Shares outstanding as of July 31, 2011: 13,265,184

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
June 30, 2011 and December 31, 2010

	June 30,	December 31,
(in thousands except shares)	2011	2010
Assets
Cash and due from banks	$24,507	$13,259
Cash and due from FRB	71,867	85,171
Cash and cash equivalents	96,374	98,430
Interest-bearing deposits in other banks	2,269	4,396
Investment securities available for sale (at fair value)	49,342	51,503
Loans and leases	429,913	441,691
Unearned fees	(422)	(645)
Allowance for credit losses	(14,303)	(16,520)
Net loans	415,188	424,526
Accrued interest receivable	2,040	2,152
Premises and equipment – net	12,875	12,909
Other real estate owned	32,042	35,580
Intangible assets	853	1,209
Goodwill	4,488	5,977
Cash surrender value of life insurance	15,757	15,493
Investment in limited partnership	1,642	1,851
Deferred income taxes - net	7,996	8,878
Other assets	18,097	15,306
Total assets	$658,963	$678,210

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$177,645	$139,690
Interest bearing	369,914	417,776
Total deposits	547,559	557,466

Other borrowings	25,000	32,000
Accrued interest payable	160	222
Accounts payable and other liabilities	5,189	4,606
Junior subordinated debentures (at fair value)	10,912	10,646
Total liabilities	588,820	604,940

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 13,265,184 and 13,000,849 issued and outstanding, in 2011 and 2010, respectively	40,707	39,869
Retained earnings	30,300	33,807
Accumulated other comprehensive loss	(864)	(406)
Total shareholders' equity	70,143	73,270
Total liabilities and shareholders' equity	$658,963	$678,210

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands except shares and EPS)	2011	2010	2011	2010
Interest Income:
Loans, including fees	$6,437	$7,769	$12,857	$15,309
Investment securities – AFS – taxable	540	717	1,137	1,570
Investment securities – AFS – nontaxable	0	14	0	29
Federal funds sold	0	7	0	15
Interest on deposits in FRB	43	1	94	3
Interest on deposits in other banks	10	10	20	20
Total interest income	7,030	8,518	14,108	16,946
Interest Expense:
Interest on deposits	668	1,063	1,436	2,221
Interest on other borrowings	83	78	168	185
Total interest expense	751	1,141	1,604	2,406
Net Interest Income Before Provision for Credit Losses	6,279	7,377	12,504	14,540
Provision for Credit Losses	3,530	519	4,420	2,150
Net Interest Income	2,749	6,858	8,084	12,390
Noninterest Income:
Customer service fees	894	1,016	1,761	1,964
Increase in cash surrender value of bank-owned life insurance	140	138	281	272
(Loss) gain on sale of other real estate owned	(324)	164	(44)	108
Gain on sale of securities	0	70	0	70
Gain on sale of loans	0	511	0	511
Gain (loss) on fair value of financial liability	222	467	(145)	624
Other	242	313	449	441
Total noninterest income	1,174	2,679	2,302	3,990
Noninterest Expense:
Salaries and employee benefits	2,220	2,107	4,541	4,388
Occupancy expense	909	961	1,802	1,874
Data processing	19	13	43	32
Professional fees	980	632	1,419	1,019
FDIC/DFI insurance assessments	475	515	988	906
Director fees	58	60	116	117
Amortization of intangibles	158	198	320	401
Correspondent bank service charges	78	82	154	158
Impairment loss on core deposit intangible	0	0	36	57
Impairment loss on goodwill	1,489	1,414	1,489	1,414
Impairment loss on investment securities (cumulative total other-than-temporary loss of $4.3 million, net of $3.9 million recognized in other comprehensive loss, pre-tax)	0	458	0	702
Impairment loss on OREO	438	405	1,122	1,226
Loss on California tax credit partnership	103	106	209	212
OREO expense	719	485	951	767
Other	594	612	1,107	1,100
Total noninterest expense	8,240	8,048	14,297	14,373
(Loss) Income Before Taxes on Income	(4,317)	1,489	(3,911)	2,007
Provision for Taxes on Income	(1,282)	974	(1,232)	1,050
Net (Loss) Income	$(3,035)	$515	$(2,679)	$957
Other comprehensive income, net of tax:
Unrealized (loss) gain on available for sale securities, and past service costs of employee benefit plans – net of income tax (benefit) expense of $(282), $385, $(305), and $763	(423)	578	(458)	1,145
Comprehensive (Loss) Income	$(3,458)	$1,093	$(3,137)	$2,102
Net (Loss) Income per common share
Basic	$(0.23)	$0.04	$(0.20)	$0.08
Diluted	$(0.23)	$0.04	$(0.20)	$0.08
Shares on which net income per common shares were based
Basic	13,265,205	13,265,205	13,265,205	13,265,205
Diluted	13,265,205	13,265,205	13,265,205	13,265,205

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock	Common stock		Accumulated Other
	Number		Retained	Comprehensive
(In thousands except shares)	of Shares	Amount	Earnings	Income (Loss)	Total
Balance January 1, 2010	12,496,499	$37,575	$40,499	$(2,253)	$75,821

Net changes in unrealized loss on available for sale securities (net of income tax expense of $763)				1,144	1,144
Common stock dividends	248,143	1,197	(1,197)		0
Stock-based compensation expense		20			20
Net Income			957		957
Balance June 30, 2010	12,744,642	38,792	40,259	(1,109)	77,942

Net changes in unrealized loss on available for sale securities (net of income tax expense of $577)				866	866
Net changes in unrecognized past service Cost on employee benefit plans (net of income tax benefit of $109)				(163)	(163)
Common stock dividends	259,207	1,056	(1,056)		0
Stock-based compensation expense		21			21
Net Income			(5,396)		(5,396)
Balance December 31, 2010	13,003,849	39,869	33,807	(406)	73,270

Net changes in unrealized loss on available for sale securities (net of income tax benefit of $307)				(461)	(461)
Net changes in unrecognized past service Cost on employee benefit plans (net of income tax expense of $2)				3	3
Common stock dividends	261,335	828	(828)		0
Stock-based compensation expense		10			10
Net Income			(2,679)		(2,679)
Balance June 30, 2011	13,265,184	$40,707	$30,300	$(864)	$70,143

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2011	2010
Cash Flows From Operating Activities:
Net (loss) income	$(2,679)	$957
Adjustments to reconcile net income: to cash provided by operating activities:
Provision for credit losses	4,420	2,150
Depreciation and amortization	907	1,133
Accretion of investment securities	(31)	(3)
Decrease in accrued interest receivable	112	219
Decrease in accrued interest payable	(62)	(142)
Decrease in unearned fees	(224)	(128)
Decrease in income taxes payable	(1,222)	(999)
Stock-based compensation expense	10	20
Decrease (increase) in accounts payable and accrued liabilities	615	(246)
Loss (gain) on sale of other real estate owned	44	(108)
Gain on sale of investment securities	0	(70)
Impairment loss on other real estate owned	1,122	1,226
Impairment loss on core deposit intangible	36	57
Impairment loss on investment securities	0	702
Impairment loss on goodwill	1,489	1,414
Gain on proceeds from life insurance	0	(174)
Increase in surrender value of life insurance	(264)	(255)
Loss (gain) on fair value option of financial liabilities	145	(624)
Loss on tax credit limited partnership interest	209	212
Net decrease (increase) in other assets	202	(50)
Net cash provided by operating activities	4,829	5,291

Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with banks	2,127	1,833
Redemption of correspondent bank stock	299	153
Purchases of available-for-sale securities	(6,546)	(10,160)
Maturities and calls of available-for-sale securities	8,014	8,495
Proceeds from sales of available-for-sale securities	0	14,701
Proceeds from life insurance settlement	0	846
Net decrease in loans	3,653	4,909
Investment in limited partnership	46	0
Net proceeds from settlement of other real estate owned	2,982	5,299
Capital expenditures for premises and equipment	(553)	(217)
Net cash provided by investing activities	10,022	25,859

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	30,263	10,917
Net (decrease) increase in certificates of deposit	(40,170)	11,180
Decrease in other borrowings	(7,000)	(3,000)
Proceeds from note payable	0	75
Net cash (used in) provided by financing activities	(16,907)	19,172

Net (decrease) increase in cash and cash equivalents	(2,056)	50,322
Cash and cash equivalents at beginning of period	98,430	29,229
Cash and cash equivalents at end of period	$96,374	$79,551

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

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. This ASU was developed to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate consecutive statements. The effective date for ASU 2011-05 is for the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s results of operations or financial position. It will present a change in disclosure as the Company currently presents comprehensive income in its consolidated statement of changes in shareholders’ equity.

2.	Investment Securities Available for Sale and Other Investments

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of June 30, 2011 and December 31, 2010:

		Gross	Gross	Fair Value
(In thousands)	Amortized	Unrealized	Unrealized	(Carrying
June 30, 2011:	Cost	Gains	Losses	Amount)
U.S. Government agencies	$32,580	$1,374	$(1)	$33,953
U.S. Government agency CMO’s	6,027	514	(2)	6,539
Private label mortgage backed securities	11,601	0	(2,751)	8,850
	$50,208	$1,888	$(2,754)	$49,342
December 31, 2010:
U.S. Government agencies	$32,486	$1,303	$(1)	$33,788
U.S. Government agency CMO’s	7,203	552	0	7,755
Private label mortgage backed securities	11,955	0	(1,995)	9,960
	$51,644	$1,855	$(1,996)	$51,503

The amortized cost and fair value of securities available for sale at June 30, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	June 30, 2011
(In thousands)	Amortized Cost	Fair Value (Carrying Amount)
Due in one year or less	$6,512	$6,531
Due after one year through five years	9,939	10,069
Due after five years through ten years	2,536	2,707
Due after ten years	13,593	14,646
Collateralized mortgage obligations	17,628	15,389
	$50,208	$49,342

There were no realized gains or realized losses on sales of available-for-sale securities during the six months ended June 30, 2011. There were realized gains of $518,000 and realized losses of $448,000 on sales of available-for-sale securities during the six months ended June 30, 2010. There were no other-than-temporary impairment losses on certain of the Company’s private label mortgage backed securities for the six months ended June 30, 2011. There were other-than-temporary impairment losses on certain of the private label mortgage backed securities totaling $702,000 for the six months ended June 30, 2010.

Securities that have been impaired less than 12 months at June 30, 2011 are comprised of one U.S. government agency security with a weighted average life of 2.7 years and one collateralized mortgage obligation with a weighted average life of 0.3 years. As of June 30, 2011, there were three private label mortgage backed securities with a total weighted average life of 6.3 years that have been impaired for twelve months or more.

The following summarizes the total of impaired investment securities at June 30, 2011 (see discussion below for other than temporarily impaired securities included here):

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$131	$(1)	$0	$0	$131	$(1)
U.S. Government agency CMO’s	203	(2)	0	0	203	(2)
Private label mortgage backed securities	0	0	8,850	(2,751)	8,850	(2,751)
Total impaired securities	$334	$(3)	$8,850	$(2,751)	$9,184	$(2,754)

Securities that have been impaired less than 12 months at June 30, 2010 are comprised of one U.S. government agency security with a weighted average life of 3.3 years and three private label mortgage backed securities with a weighted average life of 1.8 years. As of June 30, 2010, there were three private label mortgage backed securities and one other investment security with a total weighted average life of 3.3 years that have been impaired for twelve months or more.

The following summarizes impaired investment securities at June 30, 2010:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$138	$(1)	$0	$0	$138	$(1)
U.S. Government agency CMO’s	2,952	(14)	0	0	2,952	(14)
Private label mortgage backed securities	0	0	9,712	(3,190)	9,712	(3,190)
Obligations of state and political subdivisions	0	0	0	0	0	0
Other investment securities	0	0	0	0	0	0
Total impaired securities	$3,090	$(15)	$9,712	$(3,190)	$12,802	$(3,205)

At June 30, 2011 and December 31, 2010, available-for-sale securities with an amortized cost of approximately $38.4 million and $46.7 million (fair value of $40.2 million and $47.2 million) were pledged as collateral for FHLB borrowings, public funds, and treasury tax and loan balances.

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

In the first segment, the Company considers many factors in determining OTTI, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to the Company at the time of the evaluation.

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

Other-than-temporary-impairment occurs when the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary-impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary-impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary-impairment related to the credit loss is recognized in earnings, and is determined based on the difference between the present value of cash flows expected to be collected and the current amortized cost of the security. The amount of the total other-than-temporary-impairment related to other factors shall be recognized in other comprehensive (loss) income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary-impairment recognized in earnings shall become the new amortized cost basis of the investment.

At June 30, 2011, the decline in market value for all but three (see below) of the impaired securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is not more likely than not it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

At June 30, 2011, the Company had three private label mortgage backed securities which have been impaired more than twelve months. The three private label mortgage backed securities had an aggregate fair value of $8.9 million and unrealized losses of approximately $2.8 million at June 30, 2011. All three private label mortgage backed securities were rated less than high credit quality at June 30, 2011. The Company evaluated  these three private label mortgage backed securities for OTTI by comparing the present value of expected cash flows to previous estimates to determine whether there had been adverse changes in cash flows during the period. The OTTI evaluation was conducted utilizing the services of a third party specialist and consultant in MBS and CMO products. The cash flow assumptions used in the evaluation at June 30, 2011 utilized a discounted cash flow valuation technique using a “Liquidation Scenario” whereby loans are evaluated by delinquency and are assigned probability of default and loss factors deemed appropriate in the current economic environment. The liquidation scenarios assume that all loans 60 or more days past due are liquidated and losses are realized over a period of between six and twenty four months based upon current 3-month trailing loss severities obtained from financial data sources. As a result of the impairment evaluation, the Company determined that there had been adverse changes in cash flows in all three of the three private label mortgage backed securities, and concluded that these three private label mortgage backed securities were other-than-temporarily impaired. At June 30, 2011, the three CMO securities had cumulative other-than-temporary-impairment losses of $4.3 million, $2.8 million of which was recorded in other comprehensive loss. During the six months ended June 30, 2011, the company recorded no OTTI impairment expense on the three CMO securities. During the six months ended June 30, 2010, the company recorded OTTI impairment expense of $702,000 on the three private label mortgage backed securities. These three private label mortgage backed securities remained classified as available for sale at June 30, 2011.

The following table details the three private label mortgage backed securities with other-than-temporary-impairment, their credit rating at June 30, 2011, the related credit losses recognized in earnings during the quarter, and impairment losses in other comprehensive loss:

	RALI 2006-QS1G A10	RALI 2006 QS8 A1	CWALT 2007- 8CB A9
	Rated D	Rated D	Rated CCC	Total
Amortized cost – before OTTI	$4,285	$1,292	$7,531	$13,108
Credit loss – Quarter ended June 30, 2011	(923)	(261)	(323)	(1,507)
Other impairment (OCI)	(648)	(206)	(1,897)	(2,751)
Carrying amount – June 30, 2011	$2,714	$825	$5,311	$8,850
Total impairment - June 30, 2011	$(1,571)	$(467)	$(2,220)	$(4,258)

The total other comprehensive loss (OCI) balance of $2.8 million in the above table is included in unrealized losses of 12 months or more at June 30, 2011.

The following table summarizes amounts related to credit losses recognized in earnings for the six months and quarters ended June 30, 2011 and 2010.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Beginning balance - credit losses	$1,631	$1,087	$1,795	$843
Additions:
Initial credit impairments	0	0	0	0
Subsequent credit impairments	0	458	0	702
Reductions:
For securities sold or credit losses realized on principal payments	(124)	(100)	(288)	(100)
Due to change in intent or requirement to sell	0	0	0	0
For increase expected in cash flows	0	0	0	0
Ending balance - credit losses	$1,507	$1,445	$1,507	$1,445

3.	Loans and Leases

Loans are comprised of the following:

	June 30,	December 31,
(In thousands)	2011	2010
Commercial and business loans	$168,149	$154,624
Government program loans	3,686	4,600
Total commercial and industrial	$171,835	$159,224
Real estate – mortgage:
Commercial real estate	120,388	131,632
Residential mortgages	25,288	23,764
Home Improvement and Home Equity loans	2,177	2,385
Total real estate mortgage	147,853	157,781
RE construction and development	59,476	65,182
Agricultural	37,460	46,308
Installment	13,216	12,891
Lease financing	73	305
Total Loans	$429,913	$441,691

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 40.0% of total loans at June 30, 2011 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide, working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 34.4% of total loans at June 30, 2011, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

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

Real estate construction and development loans, representing 13.8% of total loans at June 30, 2011, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 8.7% of total loans at June 30, 2011 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Lease financing loans, representing less than 0.1% of total loans at June 30, 2011, consist of loans to small businesses, which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At June 30, 2011 and December 31, 2010, these financial instruments include commitments to extend credit of $56.5 million and $67.8 million, respectively, and standby letters of credit of $2.5 million and $1.8 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Occasionally, shared appreciation agreements are made between the Company and the borrower on certain construction loans where the Company agrees to receive interest on the loan at maturity rather than monthly and the borrower agrees to share in the profits of the project. Due to the difficulty in calculating future values, shared appreciation income is recognized when received. The Company does not participate in a significant number of shared appreciation projects. The Company received no shared appreciation income during the six months ended June 30, 2011 or 2010.

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at June 30, 2011:

June 30, 2011 (000's)	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$1,220	$5,421	$7,726	$14,367	$153,782	$168,149	$881
Government Program Loans	3	5	341	349	3,337	3,686	59
Total Commercial and Industrial	1,223	5,426	8,067	14,716	157,119	171,835	940

Commercial Real Estate Term Loans	0	410	0	410	119,978	120,388	0
Single Family Residential Loans	453	0	493	946	24,342	25,288	0
Home Improvement and Home Equity Loans	163	37	18	218	1,959	2,177	0
Total Real Estate Mortgage	616	447	511	1,574	146,279	147,853	0

Total RE Construction and Development Loans	0	0	8,305	8,305	51,171	59,476	0

Total Agricultural Loans	0	0	0	0	37,460	37,460	0

Consumer Loans	200	68	0	268	12,658	12,926	0
Overdraft protection Lines	0	0	0	0	81	81	0
Overdrafts	0	0	0	0	209	209	0
Total Installment/other	200	68	0	268	12,948	13,216	0

Commercial Lease Financing	0	0	11	11	62	73	0

Total Loans	$2,039	$5,941	$16,894	$24,874	$405,039	$429,913	$940

Included in the loans above, are $26.8 million in nonaccrual loans of which $17.0 million are included in past due loans and $9.8 million are included in current loans. Nonaccrual loans which have been restructured and which are performing according to the terms of the restructure agreement, including those for which payments are due at maturity, are considered current in the above table.

The following is a summary of delinquent loans at December 31, 2010:

December 31, 2010 (000's)	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$4,554	$443	$4,637	$9,634	$144,990	$154,624	$454
Government Program Loans	114	106	305	525	4,075	4,600	93
Total Commercial and Industrial	4,668	549	4,942	10,159	149,065	159,224	547

Commercial Real Estate Term Loans	0	0	1,405	1,405	130,227	131,632	0
Single Family Residential Loans	0	328	98	426	23,338	23,764	0
Home Improvement and Home Equity Loans	102	55	45	202	2,183	2,385	0
Total Real Estate Mortgage	102	383	1,548	2,033	155,748	157,781	0

Total RE Construction and Development Loans	4,004	3,395	1,630	9,029	56,153	65,182	0

Total Agricultural Loans	0	0	398	398	45,910	46,308	0

Consumer Loans	39	12	57	108	12,354	12,462	0
Overdraft protection Lines	0	0	0	0	74	74	0
Overdrafts	0	0	0	0	355	355	0
Total Installment/other	39	12	57	108	12,783	12,891	0

Commercial Lease Financing	0	0	0	0	305	305	0

Total Loans	$8,813	$4,339	$8,575	$21,727	$419,964	$441,691	$547

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

Nonaccrual loans totaled $26.8 million and $34.4 million at June 30, 2011 and December 31, 2010, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at June 30, 2011 or December 31, 2010. During the six months ended June 30, 2011 and 2010, the Company recorded $117,000 and $25,000, respectively, in interest income on nonaccrual loans.

The following is a summary of nonaccrual loan balances at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
(000's)	2011	2010
Commercial and Business Loans	$9,012	$13,238
Government Program Loans	381	211
Total Commercial and Industrial	9,393	13,449

Commercial Real Estate Term Loans	1,300	1,405
Single Family Residential Loans	493	98
Home Improvement and Home Equity Loans	18	89
Total Real Estate Mortgage	1,811	1,592

Total RE Construction and Development Loans	15,542	16,003

Total Agricultural Loans	0	3,107

Consumer Loans	11	68
Overdraft protection Lines	0	0
Overdrafts	0	0
Total Installment/other	11	68

Commercial Lease Financing	0	175
Total Loans	$26,757	$34,394

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

The following is a summary of impaired loans at June 30, 2011.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
June 30, 2011 (000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial and Business Loans	$15,822	$5,229	$6,337	$11,566	$1,678	$13,955
Government Program Loans	418	244	171	415	141	311
Total Commercial and Industrial	16,240	5,473	6,508	11,981	1,819	14,266

Commercial Real Estate Term Loans	6,778	3,055	3,546	6,601	294	6,453
Single Family Residential Loans	4,363	908	3,112	4,020	324	3,575
Home Improvement and Home Equity Loans	141	91	18	109	3	119
Total Real Estate Mortgage	11,282	4,054	6,676	10,730	621	10,147

Total RE Construction and Development Loans	21,417	5,019	13,060	18,079	3,707	20,616

Total Agricultural Loans	2,584	0	1,991	1,991	149	2,298

Consumer Loans	229	77	150	227	33	201
Overdraft protection Lines	0	0	0	0	0	0
Overdrafts	0	0	0	0	0	0
Total Installment/other	229	77	150	227	33	201

Commercial Leases Financing	0	0	0	0	0	91

Total Impaired Loans	$51,752	$14,623	$28,385	$43,008	$6,329	$47,619

The following is a summary of impaired loans at December 31, 2010.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
December 31, 2010 (000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial and Business Loans	$16,317	$520	$14,156	$14,676	$4,974	$10,338
Government Program Loans	317	179	32	211	32	307
Total Commercial and Industrial	16,634	699	14,188	14,887	5,006	10,645

Commercial Real Estate Term Loans	6,448	2,761	3,664	6,425	476	7,386
Single Family Residential Loans	3,660	443	2,916	3,359	241	3,528
Home Improvement and Home Equity Loans	143	93	45	138	27	101
Total Real Estate Mortgage	10,251	3,297	6,625	9,922	744	11,015

Total RE Construction and Development Loans	26,584	5,572	17,187	22,759	4,890	23,725

Total Agricultural Loans	4,143	160	2,947	3,107	686	4,141

Consumer Loans	150	148	0	148	0	255
Overdraft protection Lines	0	0	0	0	0	0
Overdrafts	0	0	0	0	0	0
Total Installment/other	150	148	0	148	0	255

Commercial Leases Financing	175	175	0	175	0	54

Total Impaired Loans	$57,937	$10,051	$40,947	$50,998	$11,326	$49,835

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructurings for which the loan is performing under the current contractual terms for a reasonable period of time, income is recognized under the accrual method. For the six months ended June 30, 2011 and 2010, the Company recognized $312,000 and $297,000, respectively in interest income on impaired loans.

The Company grades “problem” or “classified” loans according to certain risk factors associated with individual loans within the loan portfolio. Classified loans consist of loans which have been graded substandard, doubtful, or loss based upon inherent weaknesses in the individual loans or loan relationships. Classified loans also include impaired loans (as defined under ACS Topic 310). The following table summarizes the Company’s classified loans at June 30 2011 and December 31, 2010.

	June 30,	December 31,
(in 000's)	2011	2010
Classified impaired loans	$35,719	$44,758
Classified loans not considered impaired	2,992	2,585
Total classified loans	$38,711	$47,343

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

The following quantifies TDR’s by type classified separately as accrual or nonaccrual at June 30, 2011.

(in thousands)	Number TDR’s	Total June 30, 2011	Nonaccrual TDR's June 30, 2011	Accruing TDR's June 30, 2011
Commercial and industrial	18	$4,708	$2,339	$2,369
Real estate - mortgage:
Commercial real estate	7	6,172	1,300	4,873
Residential mortgages	12	3,514	0	3,514
Home equity loans	4	108	18	90
Total real estate mortgage	23	9,794	1,318	8,477
RE construction & development	11	10,676	8,142	2,533
Agricultural	0	0	0	0
Installment/other	3	162	0	162
Lease financing	0	0	0	0
Total Loans	55	$25,340	$11,799	$13,541

The following quantifies TDR’s by type classified separately as accrual or nonaccrual at December 31, 2010.

(in thousands)	Number TDR’s	Total December 31, 2010	Nonaccrual TDR's December 31, 2010	Accruing TDR's December 31, 2010
Commercial and industrial	13	$2,751	$1,359	$1,392
Real estate - mortgage:
Commercial real estate	6	5,019	0	5,019
Residential mortgages	11	3,261	0	3,261
Home equity loans	3	93	43	50
Total real estate mortgage	20	8,373	43	8,330
RE construction & development	13	13,730	10,978	2,752
Agricultural	0	0	0	0
Installment/other	2	80	0	80
Lease financing	0	0	0	0
Total Loans	48	$24,934	$12,380	$12,554

The Company makes various types of concessions when structuring TDR’s including rate reductions, payment extensions, and forbearance. At June 30, 2011, the Company had 55 restructured loans totaling $25.3 million as compared to 48 restructured loans total $24.9 million at December 31, 2010. At June 30, 2011, more than $10.6 million of the total $25.3 million in TDR’s was for real estate construction and development, and there was another $1.8 million and $942,000 related to real estate developers in commercial real estate and commercial and industrial, respectively at June 30, 2011. The majority of these credits are related to real estate construction projects that slowed significantly or stalled during the past several years, and the Company has sought to restructure the credits to allow the construction industry time to recover, and the developers time to finish projects at a slower pace which reflects current market conditions in the San Joaquin Valley. Concessions granted in these circumstances include lengthened maturity terms, lower lot release prices, or rate reductions that will enable the borrower to finish the construction projects and repay their loans to the Company. The downturn in the real estate construction market has been protracted, and although the Company has had some success in its restructuring efforts, it is difficult to conclude that we will be entirely successful in our efforts. Areas such as Bakersfield California have been slow to recover. During the six months ended June 30, 2011, no restructured loans were charged off or transferred to OREO. The Company may be required to make additional concessions in the future including lower lot release prices to allow borrowers to complete and sell construction units at lower prices currently reflected in the real estate market.

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

Facility Rating:

The facility rating is determined by the analysis of positive and negative factors that may indicate that the quality of a particular loan or credit arrangement requires that it be rated differently from the risk rating assigned to the borrower. The Company assesses the risk impact of these factors:

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

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for June 30, 2011 and December 31, 2010. The Company did not carry any loans graded as loss at June 30, 2011 or December 31, 2010.

	Commercial
June 30, 2011	and Lease	Commercial
(000's)	Financing	RE	Construction	Agricultural	Total
Grades 1and 2	$540	$0	$0	$0	$540
Grade 3	1,207	6,580	917	0	8,704
Grades 4 and 5 – pass	150,404	103,650	31,373	35,547	320,974
Grade 6 – special mention	6,778	4,181	11,419	0	22,378
Grade 7 – substandard	12,979	5,977	15,767	1,913	36,636
Grade 8 – doubtful	0	0	0	0	0
Total	$171,908	$120,388	$59,476	$37,460	$389,232

	Commercial
December 31, 2010	and Lease	Commercial
(000's)	Financing	RE	Construction	Agricultural	Total
Grades 1and 2	$990	$1,112	$0	$79	$2,181
Grade 3	302	6,786	937	0	8,025
Grades 4 and 5 – pass	134,058	113,515	33,082	41,597	322,252
Grade 6 – special mention	7,770	4,419	10,737	1,525	24,451
Grade 7 – substandard	16,409	5,800	20,426	3,107	45,742
Grade 8 – doubtful	0	0	0	0	0
Total	$159,529	$131,632	$65,182	$46,308	$402,651

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogenous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse. The following tables summarize the credit risk ratings for consumer related loans and other homogenous loans for June 30, 2011 and December 31, 2010.

	June 30, 2011				December 31, 2010
	Single family	Home			Single family	Home
(000's)	Residential	Improvement	Installment	Total	Residential	Improvement	Installment	Total
Not graded	$19,065	$2,047	$11,762	$32,874	$18,236	$2,225	$11,429	$31,890
Pass	4,336	112	1,284	5,732	3,964	22	1,313	5,299
Special Mention	0	0	0	0	195	0	0	195
Substandard	1,887	18	170	2,075	1,369	138	149	1,656
Total	$25,288	$2,177	$13,216	$40,681	$23,764	$2,385	$12,891	$39,040

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

An analysis of changes in the allowance for credit losses is as follows:

	Six Months Ended	Twelve Months Ended	Six Months Ended
(In thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Balance, beginning of year	$16,520	$15,016	$15,016
Provision charged to operations	4,420	12,475	2,150
Losses charged to allowance	(7,368)	(11,936)	(6,000)
Recoveries on loans previously charged off	731	965	891
Balance at end-of-period	$14,303	$16,520	$12,057

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

Specific allowances are established based on management’s periodic evaluation of loss exposure inherent in classified and impaired loans. For impaired loans, specific allowances are determined based on either the collateralized value of the underlying properties, the net present value of the anticipated cash flows, or the market value of the underlying assets.

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

The following summarizes the activity in the allowance for credit losses by loan category for the six months ended June 30, 2011.

	Commercial	Real	RE
Six Months Ended	and	Estate	Construction		Installment	Lease
June 30, 2011 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$8,209	$1,620	$5,763	$850	$49	$3	$26	$16,520
Provision for credit losses	3,436	244	460	(101)	37	99	245	4,420

Charge-offs	(4,287)	(253)	(2,181)	(537)	(10)	(100)		(7,368)
Recoveries	55	0	607	66	3	0		731
Net charge-offs	(4,232)	(253)	(1,574)	(471)	(7)	(100)	0	(6,637)

Ending balance	$7,413	$1,611	$4,649	$278	$79	$2	$271	$14,303
Period-end amount allocated to:
Loans individually evaluated for impairment	$1,819	$621	$3,707	$149	$33	$0	$0	$6,329
Loans collectively evaluated for impairment	5,594	990	942	129	46	2	271	7,974
Ending balance	$7,413	$1,611	$4,649	$278	$79	$2	$271	$14,303

The following summarizes the activity in the allowance for credit losses by loan category for the three months ended June 30, 2011.

	Commercial	Real	RE
Three Months Ended	and	Estate	Construction		Installemt	Lease
June 30, 2011 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$8,337	$1,574	$6,059	$381	$80	$24	$290	$16,745
Provision for credit losses	3,266	263	162	(148)	6	0	(19)	3,530

Charge-offs	(4,233)	(226)	(2,179)	(1)	(8)	(22)	0	(6,669)
Recoveries	43	0	607	46	1	0	0	697
Net charge-offs	(4,190)	(226)	(1,572)	45	(7)	(22)	0	(5,972)

Ending balance	$7,413	$1,611	$4,649	$278	$79	$2	$271	$14,303

The following summarizes the activity in the allowance for credit losses by loan category for the six months ended June 30, 2010.

	Commercial	Real	RE
Six Months Ended	and	Estate	Construction		Installment	Lease
June 30, 2010 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$7,125	$1,426	$5,561	$334	$535	$35	$0	$15,016
Provision for credit losses	(1,610)	614	1,901	9	364	3	869	2,150

Charge-offs	(1,812)	(357)	(3,139)	0	(692)	0		(6,000)
Recoveries	865	0	10	11	5	0		891
Net charge-offs	(947)	(357)	(3,129)	11	(687)	0	0	(5,109)

Ending balance	$4,568	$1,683	$4,333	$354	$212	$38	$869	$12,057
Period-end amount allocated to:
Loans individually evaluated for impairment	1,334	867	2,634	135	150	0	0	5,120
Loans collectively evaluated for impairment	3,234	816	1,699	219	62	38	869	6,937
Ending balance	$4,568	$1,683	$4,333	$354	$212	$38	$869	$12,057

The following summarizes the activity in the allowance for credit losses by loan category for the three months ended June 30, 2010.

	Commercial	Real	RE
Three Months Ended	and	Estate	Construction		Installemt	Lease
June 30, 2010 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$6,328	$1,654	$7,055	$344	$559	$25	$239	$16,204
Provision for credit losses	(985)	287	279	(1)	296	13	630	519

Charge-offs	(1,637)	(258)	(3,011)	0	(645)	0	0	(5,551)
Recoveries	862	0	10	11	2	0	0	885
Net charge-offs	(775)	(258)	(3,001)	11	(643)	0	0	(4,666)

Ending balance	$4,568	$1,683	$4,333	$354	$212	$38	$869	$12,057

The following summarizes information with respect to the loan balances at June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
	Loans	Loans		Loans	Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
(000's)	for Impairment	for Impairment	Loans	for Impairment	for Impairment	Loans
Commercial and Business Loans	$11,566	$156,583	$168,149	$14,676	$139,948	$154,624
Government Program Loans	415	3,271	3,686	211	4,389	4,600
Total Commercial and Industrial	11,981	159,854	171,835	14,887	144,337	159,224

Commercial Real Estate Loans	6,601	113,787	120,388	6,425	125,207	131,632
Residential Mortgage Loans	4,020	21,268	25,288	3,359	20,405	23,764
Home Improvement and Home Equity Loans	109	2,068	2,177	138	2,247	2,385
Total Real Estate Mortgage	10,730	137,123	147,853	9,922	147,859	157,781

Total RE Construction and Development Loans	18,079	41,397	59,476	22,759	42,423	65,182

Total Agricultural Loans	1,991	35,469	37,460	3,107	43,201	46,308

Total Installment Loans	227	12,989	13,216	148	12,743	12,891

Commercial Leases Financing	0	73	73	175	130	305

Total Loans	$43,008	$386,905	$429,913	$50,998	$390,693	$441,691

4.	Deposits

Deposits include the following:

	June 30,	December 31,
(In thousands)	2011	2010
Noninterest-bearing deposits	$177,645	$139,690
Interest-bearing deposits:
NOW and money market accounts	171,406	181,061
Savings accounts	39,140	37,177
Time deposits:
Under $100,000	58,543	58,629
$100,000 and over	100,825	140,909
Total interest-bearing deposits	369,914	417,776
Total deposits	$547,559	$557,466

Total brokered deposits included in time deposits above	$54,244	$81,511

5.	Short-term Borrowings/Other Borrowings

At June 30, 2011, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $241.8 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $27.4 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. There are currently no restrictions on these lines of credit, although under the current written Agreement with the Federal Reserve, the Bank’s liquidity position as well as its use of borrowing lines is monitored closely. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB lines of credit are collateralized by investment securities, while lines of credit with the Federal Reserve Bank are collateralized by certain qualifying loans. As of June 30, 2011, $29.7 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $348.6 million in qualifying loans were pledged at June 30, 2011 as collateral for borrowing lines with the Federal Reserve Bank. At June 30, 2011, the Company had total outstanding balances of $25.0 million drawn against its FHLB line of credit. The weighted average cost of borrowings outstanding at June 30, 2011 was 0.34%. The terms of the FHLB borrowings outstanding at June 30, 2011 are summarized in the table below.

FHLB term borrowings at June 30, 2011 (in 000’s):
Term	Balance at June 30, 2011	Fixed Rate	Maturity
1 year	$25,000	0.34%	1/31/12

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

6.	Supplemental Cash Flow Disclosures

	Six Months Ended June 30,
(In thousands)	2011	2010
Cash paid during the period for:
Interest	$1,666	$2,548
Income Taxes	$1,180	2,049
Noncash investing activities:
Loans transferred to foreclosed assets	$1,506	$7,268
Loans to facilitate sale of foreclosed assets		$3,400

7.	Common Stock Dividend

On June 28, 2011, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of July 15, 2011, approximately 131,000 additional shares were issued to shareholders on July 27, 2011. Because the stock dividend was considered a “small stock dividend”, approximately $401,000 was transferred from retained earnings to common stock based upon the $3.05 closing price of the Company’s common stock on the declaration date of June 28, 2011. There were no fractional shares paid. Other than for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

8.	Net (Loss) Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands except earnings per share data)	2011	2010	2011	2010
Net (loss) income available to common shareholders	$(3,035)	$515	$(2,679)	$957

Weighted average shares issued	13,265	13,265	13,265	13,265
Add: dilutive effect of stock options	0	0	0	0
Weighted average shares outstanding adjusted for potential dilution	13,265	13,265	13,265	13,265

Basic earnings per share	$(0.23)	$0.04	$(0.20)	$0.08
Diluted earnings per share	$(0.23)	$0.04	$(0.20)	$0.08
Anti-dilutive shares excluded from earnings per share calculation	148	215	181	209

9.	Income Taxes

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

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. The Company is not currently aware of any tax jurisdictions where the Company or any subsidiary is subject to examination by federal, state, or local taxing authorities before 2001. The Internal Revenue Service (IRS) has not examined the Company’s or any subsidiaries federal tax returns since before 2001. The Company currently is subject to a limited scope audit by the IRS during the third quarter of 2011 related to the Company’s amendment of its 2009 federal tax return to utilize the five-year carry-back provisions allowed for losses realized during the 2009 tax year.

The Company reviewed its REIT tax position as of June 30, 2011. There have been no changes to the Company’s tax position with regard to the REIT during the three and six months ended June 30, 2011. The Company had approximately $805,000 and $762,000 accrued for the payment of interest and penalties at June 30, 2011 and December 31, 2010, respectively. It is the Company’s policy to recognize interest expense related to unrecognized tax benefits, and penalties, as a component of tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in 000’s):

Balance at January 1, 2011	$1,669
Additions for tax provisions of prior years	43
Balance at June 30, 2011	$1,712

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

At June 30, 2011 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument, adjusted for deferrals of interest payments per the Company’s election at September 30, 2009. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 8.03% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions.

The fair value calculation performed at June 30, 2011 resulted in a pretax gain adjustment of 222,000 ($131,000, net of tax) for the quarter ended June 30, 2011 and a cumulative pre-tax loss adjustment of $145,000 (85,000 net of tax) for the six months ended June 30, 2011. The previous year’s fair value calculation performed at June 30, 2010 resulted in a pretax gain adjustment of $467,000 ($275,000, net of tax) for the quarter ended June 30, 2010, and a cumulative pretax gain adjustment of $624,000 ($368,000, net of tax) for the six months ended June 30, 2010.

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

	June 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
On-Balance sheet:
Financial Assets:
Cash and cash equivalents	$96,374	$96,374	$98,430	$98,430
Interest-bearing deposits	2,269	2,334	4,396	4,523
Investment securities	49,342	49,432	51,503	51,503
Loans	415,188	422,465	424,526	429,249
Cash surrender value of life insurance	15,757	15,757	15,493	15,493
Accrued interest receivable	2,040	2,134	2,152	2,152
Investment in bank stock	41	41	89	89
Financial Liabilities:
Deposits	547,559	547,402	557,466	557,240
Borrowings	25,000	24,977	32,000	31,996
Junior Subordinated Debt	10,912	10,912	10,646	10,646
Accrued Interest Payable	160	160	222	222

Off-Balance sheet:
Commitments to extend credit	--	--	--	--
Standby letters of credit	--	--	--	--

Generally accepted accounting guidance clarifies the definition of fair value, describes methods used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. This guidance applies whenever other accounting pronouncements require or permit fair value measurements.

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. Level 2 financial assets also include certain impaired loans which are evaluated based on the observable inputs, specifically current appraisals. The Company’s Level 3 financial assets include certain investments securities, certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no significant transfers in or out of Level 1 and Level 2 fair value measurements during the six months ended June 30, 2011.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of June 30, 2011 (in 000’s):

Description of Assets	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. government agencies	33,953		33,953
U.S. government agency CMO’s	6,539		6,539
Residential mortgage obligations	8,850			$8,850
Total AFS securities	49,342		40,492	8,850
Impaired loans (1):
Commercial and industrial	4,609			4,609
Real estate mortgage	1,434			1,434
RE construction & development	6,323			6,323
Agricultural	68			68
Installment/Other	65			65
Total impaired loans	12,499			12,499
Other real estate owned	16,593			16,593
Investment in bank stock	41		41
Goodwill (1)	2,861			2,861
Core deposit intangibles (1)	226			226
Total	$81,562	$0	$40,533	$41,029

(1)	nonrecurring

Description of Liabilities	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt	$10,912			$10,912
Total	$10,912			$10,912

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2010 (in 000’s):

Description of Assets (000's)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities:
U.S Govt agencies	33,788		33,788
U.S Govt collateralized mortgage obligations	7,755		7,755
Private label mortgage backed securities	9,960			9,960
Total AFS securities	51,503		41,543	9,960
Impaired Loans (1):
Commercial and industrial	7,005			7,005
RE construction & development	7,583			7,583
Agricultural	125			125
Total impaired loans	14,713			14,713
Other real estate owned (1)	19,016			19,016
Investment in bank stock	89		89
Goodwill (1)	4,350			4,350
Core deposit intangible (1)	344			344
Total	$90,015	$0	$41,632	$48,383

(1)  Nonrecurring

Description of Liabilities (000's)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt	10,646			10,646
Total	10,646			10,646

The nonrecurring fair value measurements performed during the six months ended June 30, 2011 resulted in pretax fair value impairment adjustments of $36,000 ($21,000 net of tax) to the core deposit intangible asset. The impairment adjustments are reflected as a component of noninterest expense for the six months ended June 30, 2011.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the six months ended June 30, 2011 and 2010 (in 000’s):

	6/30/11	6/30/10
Reconciliation of Assets:	Private label mortgage backed securities	Private label mortgage backed securities
Beginning balance	$9,960	$9,714
Total gains or (losses) included in earnings	0	(702)
Total gains or (losses) included in other comprehensive income	(1,110)	700
Transfers in and/or out of Level 3	0	0
Ending balance	$8,850	$9,712

The amount of total gains or (losses) for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$0	$702

	6/30/11	6/30/10
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$10,646	$10,716
Total losses (gains) included in earnings (or changes in net assets)	145	(624)
Transfers in and/or (out) of Level 3	121	117
Ending balance	$10,912	$10,209

The amount of total losses (gains) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$145	$(624)

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

Investments – Available for sale securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data are not available for the last 30 days, a Level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level-2 pricing may include using a forward spread from the last observable trade or may use a proxy bond like a TBA mortgage to come up with a price for the security being valued. Changes in fair market value are recorded through other comprehensive loss as the securities are available for sale. At June 30, 2011 and December 31, 2010, the Company held three private label mortgage backed securities (CMO’s). Fair value of these securities (as well as review for other-than-temporary impairment) was performed by a third-party securities broker specializing in CMO’s using the discounted cash flow method. Fair value was based upon estimated cash flows which included assumptions about future prepayments, default rates, and the impact of credit risk on this type of investment security. Although the pricing of the CMO’s has certain aspects of Level 2 pricing, many of the pricing inputs are based upon unobservable assumptions of future economic trends and as a result the Company considers this to be Level 3 pricing.

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

Deposits – In accordance with authoritative accounting guidance, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at June 30, 2011 and December 31, 2010 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed under authoritative accounting guidance. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Borrowings - Borrowings consist of federal funds sold, securities sold under agreements to repurchase, and other short-term borrowings. Fair values of borrowings were estimated using the rates currently offered for borrowings with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a discounted cash flows model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company used characteristics that market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the six month period ended June 30, 2011, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of theses inputs, due primarily to the current economic environment, require the junior subordinated debt to be classified as a Level 3 fair value.

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

At June 30, 2011 and December 31, 2010 the Company had goodwill, core deposit intangibles, and other identified intangible assets which were recorded in connection with various business combinations and purchases. The following table summarizes the carrying value of those assets at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
Goodwill	$4,488	$5,977
Core deposit intangible assets	678	966
Other identified intangible assets	175	243
Total goodwill and intangible assets	$5,341	$7,186

Core deposit intangibles and other identified intangible assets are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007 and totaled approximately $2.9 million at June 30, 2011. The Company conducted its annual impairment testing of the goodwill related to the Campbell reporting unit effective March 31, 2011. Impairment testing for goodwill is a two-step process.

The first step in impairment testing is to identify potential impairment, which involves determining and comparing the fair value of the operating unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of possible impairment and the second step is performed to determine the amount of the impairment, if any. The fair value determined in the step one testing was determined based on a discounted cash flow methodology using estimated market discount rates and projections of future cash flows for the Campbell reporting unit.  In addition to projected cash flows, the Company also utilized other market metrics including industry multiples of earnings and price-to-book ratios to estimate what a market participant would pay for the operating unit in the current business environment. Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes is discount rates, competitive forces within the industry, and other specific industry and market valuation conditions. The 2011 impairment analysis was impacted by to a large degree by the current economic environment, including significant declines in interest rates, and depressed valuations within the financial industry. Based on the results of step one of the impairment analysis conducted during the first quarter of 2011, the Company concluded that the potential for goodwill impairment existed and, therefore, step-two testing was required to determine goodwill impairment and the amount of goodwill that might be impaired, if any.

During the second quarter of 2011, the Company utilized the services of an independent valuation firm to assist in determining the fair value of the Campbell reporting unit under step-two guidelines and whether there was goodwill impairment. The second step in impairment analysis compares the fair value of the Campbell reporting unit to the aggregate fair values of its individual assets, liabilities and identified intangibles. As a result of step-2 impairment testing, the Company concluded that the goodwill related to the Campbell reporting unit was impaired, and recognized a pre-tax impairment loss of $1.5 million at June 30, 2011. Because the Legacy merger was a tax-free transaction, the Bank receives no benefit for the loss recorded as of June 30, 2011.

Core Deposit Intangibles: During the first quarter of 2011, the Company performed an annual impairment analysis of the core deposit intangible assets associated with the Legacy Bank merger completed during February 2007 (Campbell operating unit). The core deposit intangible asset, which totaled $3.0 million at the time of merger, is being amortized over an estimated life of approximately seven years. The Company recognized $158,000 and $198,000 in amortization expense related to the Legacy operating unit during the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011 the carrying value of the core deposit intangible related to the Legacy Bank merger was $150,000.

During the impairment analysis performed as of March 31, 2011, it was determined that the original deposits purchased from Legacy Bank during February 2007 continue to decline faster than originally anticipated. As a result of increased deposit runoff, particularly in noninterest-bearing checking accounts and savings accounts, the estimated value of the Campbell core deposit intangible was determined to be $226,000 at March 31, 2011 rather than the pre-adjustment carrying value of $262,000. As a result of the impairment analysis, the Company recorded a pre-tax impairment loss of $36,000 ($21,000, net of tax) reflected as a component of noninterest expense for the three months ended March 31, 2011 and the six months ended June 30, 2011.

As a result of impairment testing of core deposit intangible assets related to the Campbell operating unit conducted during the thee months ended March 31, 2010, the Company recorded a pre-tax impairment loss of $57,000 ($33,000, net of tax) reflected as a component of noninterest expense for the three months ended March 31, 2010 and the six months ended June 30, 2010.

13.  Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were issued.

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

Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth. Net interest income before provision for credit losses has declined between the three and six months ended June 30, 2011 and 2010, totaling $6.3 million for the three months ended June 30, 2011 as compared to $7.4 million for the three months ended June 30, 2010, and $12.5 million for the six months ended June 30, 2010 compared to $14.5 million for the six months ended June 30, 2010. The declines in net interest income between 2010 and 2011 were primarily the result of declines in the volume of interest-earning assets which, combined with decreases in yields on earning assets, more than outweighed the decrease in the Company’s cost of funding between the two periods.

Average interest-earning assets decreased approximately $46.7 million between the six-month periods ended June 30, 2010 and June 30, 2011. Components of the $46.7 million decrease in average earning assets between 2010 and 2011, included a decrease of $77.9 million in loans, and an additional $16.4 million decrease in investment securities. Offsetting these decreases between the six-month comparative periods, were increases of $47.7 million in federal funds sold and interest-bearing deposits in the Federal Reserve Bank combined. Average interest-bearing liabilities decreased approximately $72.9 million between the six-month periods ended June 30, 2010 and June 30, 2011, with a decrease of nearly $73.6 million in time deposits, as the Company has sought to reduce its reliance on brokered time deposits and other wholesale funding sources. During the last year, the Company’s cost of interest-bearing liabilities has declined significantly as market rates of interest declined, with the average cost of interest-bearing liabilities dropping from .98% during the six months ended June 30, 2010, to 0.77% during the six months ended June 30, 2011.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	6/30/11	12/31/10	6/30/10
Loans and Leases	77.01%	80.42%	83.88%
Investment securities available for sale	9.05%	10.16%	11.04%
Interest-bearing deposits in other banks	0.45%	0.40%	0.43%
Interest-bearing deposits in FRB	13.49%	4.18%	0.48%
Federal funds sold	0.00%	4.84%	4.17%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	11.61%	12.78%	10.58%
Money market accounts	29.36%	23.57%	22.55%
Savings accounts	9.17%	7.20%	7.13%
Time deposits	41.17%	47.22%	50.00%
Other borrowings	6.21%	7.16%	7.62%
Subordinated debentures	2.48%	2.07%	2.12%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Although residential real estate markets have shown signs of some improvement over the past year, the severe decline in residential construction and median home prices that began in 2008 continues to impact the Company’s operations with high levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. Growth in the U.S. economy has been disappointing during both the first and second quarters of 2011, and it is anticipated by many economists that the recovery will be more prolonged than was anticipated late in 2010. Economic forecasts have been scaled back due to weaker consumer spending and business investment, along with a widening trade deficit and unemployment rates that still remain above 9.0%. Although the Company continues its business development and expansion efforts throughout its market area, increased attention has been placed on reducing nonperforming assets and providing customers options to work through this difficult economic period. Options have included a combination of rate and term concessions, as well as forbearance agreements with borrowers. While the level of nonperforming loans remains high, total nonperforming loans have actually decreased to a balance of $40.3 million at June 30, 2011 compared to $46.9 million reported at December 31, 2010.

As a result of the continued economic downturn, particularly in the real estate market, the Company has experienced declines in the loan portfolio between 2010 and 2011. During the six months ended June 30, 2011, the Company only experienced increases in commercial and industrial loans, but between June 30, 2010 and June 30, 2011, decreases were experienced in all loan categories. The greatest decreases over the past year have been experienced in real estate construction and development loans, real estate mortgage loans, and agricultural loans, as the Company has reduced its exposure to real estate markets which have been hard hit during the economic downturn. Loans decreased $11.8 million between December 31, 2010 and June 30, 2011, and decreased $65.3 million between June 30, 2010 and June 30, 2011. Real estate construction and development loans decreased $5.7 million between December 31, 2010 and June 30, 2011, and decreased $33.6 million between June 30, 2010 and June 30, 2011, as real estate construction remains depressed in the San Joaquin Valley and California overall. Agricultural loans decreased $8.8 million between December 31, 2010 and June 30, 2011, due in large part to a single agricultural loan that matured during the first quarter of 2011.

Commercial real estate loans (a component of real estate mortgage loans) have grown as a percentage of total loans over the past year, amounting to 28.0%, 29.8%, and 26.4%, of the total loan portfolio at June 30, 2011, December 31, 2010, and June 30, 2010, respectively. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $25.3 million or 5.9% of the portfolio at June 30, 2011, $23.8 million or 5.4% of the portfolio at December 31, 2010, and $27.0 million or 5.5% of the portfolio at June 30, 2010. Loan participations, both sold and purchased, have declined over the past several years as lending originations have slowed significantly and the loan participation market with it. As a result, loan participations purchased have declined from $21.4 million or 4.3% of the portfolio at June 30, 2010, to $17.0 million or 3.9% of the portfolio at December 31, 2010, to $15.7 million or 3.6% of the portfolio at June 30, 2011. In addition, loan participations sold have declined from $15.6 million or 3.2% of the portfolio at June 30, 2010, to $8.9 million or 2.0% of the portfolio at December 31, 2010, to $8.2 million or 1.9% of the portfolio at June 30, 2011.

With market rates of interest remaining at historically low levels, the Company continues to experience compressed net interest margins. The Company’s net interest margin was 4.47% for the six months ended June 30, 2011, as compared to 4.81% for the six months ended June 30, 2010. With approximately 54% of the loan portfolio in floating rate instruments at June 30, 2011, the effects of low market rates continue to impact loan yields. The net interest margin has also been impacted by a decline in loan volume, the Company’s highest yielding asset, which has been partially offset by an increase in overnight investments with the Federal Reserve Bank, a much lower yielding asset. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans over the past several years. Loans yielded 5.97% during the six months ended June 30, 2011, as compared to 6.03% for the six months ended June 30, 2010.  The Company’s cost of funds has continued to decrease over the past year and has mitigated to some degree, the impact of declining yields on earning assets. The Company’s average cost of funds was 0.77% for the six months ended June 30, 2011 as compared to 0.98% for the six months ended June 30, 2010. Wholesale borrowing and brokered deposit rates have remained low, resulting in overnight and short-term borrowing rates of less than 0.50% during much of the past year. The Company has benefited from the low interest rate environment, and continues to utilize short-term borrowing lines through the Federal Home Loan Bank. Although the Company does not intend to increase its current level of brokered deposits, and in fact as a result of the 2010 Agreement with the Federal Reserve Bank and Order with the California Department of Financial Institutions, continues to systematically reduce brokered deposit levels as they mature in the future, the $54.2 million in brokered deposits at June 30, 2011 continues to provide the Company with a low-cost source of deposits. The Company will continue to utilize these funding sources when required to maintain prudent liquidity levels, while seeking to increase core deposits when possible.

Total noninterest income of $2.3 million reported for the six months ended June 30, 2011 decreased $1.7 million or 42.3% as compared to the six months ended June 30, 2010. Noninterest income continues to be driven by customer service fees, which totaled $1.8 million for the six months ended June 30, 2011, representing a decrease of $203,000 or 10.3% over the $2.0 million in customer service fees reported for the six months ended June 30, 2010. The decline in customer service fees between 2010 and 2011 are primarily the result of decreases in overdraft fees, as well as business checking service fees. Customer service fees represented 76.5% and 49.2% of total noninterest income for the six months ended June 30, 2011, and 2010, respectively. Other changes in noninterest income between the six months ended June 30, 2010 and June 30, 2011, are largely the result of decreases of $769,000 in fair value gains recorded on the Company’s junior subordinated debt, as well as a reduction of $511,000 in gains on the sale of loans between the two six-month periods.

Noninterest expense decreased approximately $76,000 or 0.5% between the six months ended June 30, 2010 and June 30, 2011. Decreases experienced during the six months ended June 30, 2011 were primarily the result of decreases in impairment charges related to investment securities and OREO, which were partially offset by increases in impaired legal expenses, OREO operating expenses, and salary expenses. Included in noninterest expense for the six months ended June 30, 2011 and 2010 are goodwill impairment charges of $1.5 million and $1.4 million, respectively, related to the Legacy merger completed during February 2007.

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

The Company has not paid any cash dividends on its common stock since the second quarter of 2008 and does not expect to resume cash dividends on its common stock for the foreseeable future. Because the Company has elected to defer the quarterly payments of interest on its junior subordinated debentures issued in connection with the trust preferred securities as discussed above, the Company is prohibited under the subordinated debenture agreement from paying cash dividends on its common stock during the deferral period. In addition, pursuant to the Agreement entered into with the Federal Reserve Bank during March of 2010, the Company and the Bank are precluded from paying cash dividends without prior consent of the Federal Reserve Bank.  On June 28, 2011, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of July 15, 2011, an additional 130,000 shares were issued to shareholders. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the six months ended June 30, 2011. Total assets decreased approximately $19.2 million during the six months ended June 30, 2011, including a decrease of $11.8 million in loans, a decrease of $2.1 million in interest-bearing deposits in other banks, and a decrease of $3.5 million in OREO. Decreases of $7.0 million in FHLB term borrowings between December 31, 2010 and June 30, 2011 were compounded by decreases of $9.9 million in total net deposits. Increases of $38.0 million in noninterest-bearing deposits during the six months ended June 30, 2011 were more than offset by decreases of $40.2 million in time deposits, and decreases of $9.7 million in NOW and money market accounts. The decrease in time deposits during the six-month period was the result of Company’s continued efforts to reduce the level of brokered time deposits. Average loans comprised approximately 77% of overall average earning assets during the six months ended June 30, 2011, as compared to 84% of average earning assets during the six months ended June 30, 2010.

Nonperforming assets, which are primarily related to the real estate loan and property portfolio, remained high during the six months ended June 30, 2011, but decreased $10.2 million from a balance of $82.5 million at December 31, 2010 to a balance of $72.3 million at June 30, 2011. Nonaccrual loans totaling $26.8 million at June 30, 2011, decreased $7.6 million from the balance of $34.4 million reported at December 31, 2010. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Valuations on these loans and the underlying collateral continued to deteriorate during much of 2009, 2010, and 2011, resulting in increased charge-offs and levels of impaired loans. Impaired loans decreased $8.0 million during the six months ended June 30, 2011 to a balance of $43.0 million at June 30, 2011. Other real estate owned through foreclosure decreased $3.5 million between December 31, 2010 and June 30, 2011. During the six months ended June 30, 2011, write-downs on, and sales of, other real estate owned through foreclosure more than offset the $1.5 million in loans transferred to other real estate owned during the period. As a result of these events, nonperforming assets as a percentage of total assets decreased from 12.17% at December 31, 2010 to 10.98% at June 30, 2011.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for loan and lease losses and provision for credit losses for the periods shown.

(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Provision for credit losses during period	$4,420	$12,475	$2,150

Allowance as % of nonperforming loans	35.49%	35.19%	38.24%

Nonperforming loans as % total loans	9.37%	10.63%	9.47%

Restructured loans as % total loans	5.89%	5.65%	5.88%

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Restructured loans were comprised of 55 loans totaling $25.3 million at June 30, 2011, compared to 48 loans totaling $24.9 million at December 31, 2010.

Provisions made to the allowance for credit losses, totaled $4.4 million during the six months ended June 30, 2011 as compared to $2.2 million for the six months ended June 30, 2010. Net loan and lease charge-offs during the six months ended June 30, 2011 totaled $6.6 million as compared to $5.1 million for the six months ended June 30, 2010, and $11.1 million for the year ended December 31, 2010. The Company charged-off, or had partial charge-offs on, approximately 28 loans during the six months ended June 30, 2011, compared to 21 loans during the six months ended June 30, 2010, and 74 loans during year ended December 31, 2010. The annualized percentage charge-offs to average loans were 3.1% and 2.1% for the six months ended June 30, 2011 and 2010, respectively, as compared to 2.2% for the year ended December 31, 2010.

Deposits decreased by $9.9 million during the six months ended June 30, 2011, with increases experienced in noninterest-bearing accounts and savings accounts, which were more than offset by decreases in time deposits, as well as NOW and money market accounts during the first six months of 2011. As with much of 2010, decreases in time deposits experienced during the six months ended June 30, 2011 were primarily the result of decreases in brokered wholesale deposits, as the Company continues to reduce its reliance on brokered deposits and other wholesale funding sources, while maintaining sufficient liquidity.

Brokered deposits have provided the Company a relatively inexpensive funding source over the past several years totaling $54.2 million or 9.9% of total deposits at June 30, 2011, as compared to $81.5 million or 14.6% of total deposits at December 31, 2010, and $112.9 million or 19.4% of total deposits at June 30, 2010. Brokered deposits and other wholesale funding sources were used to some degree to fund loan growth in 2007 and 2008, but the current state of the economy and the financial condition of the Company have made it increasingly important to continue to develop core deposits and reduce the Company’s dependence on brokered and other wholesale funding sources, including lines of credit with the Federal Reserve Bank and the FHLB. The Company continues its efforts to develop core deposit growth with employee training throughout the entire organization and a deposit-gathering program that incents employees to bring in new deposits from our local market area and establish more extensive relationships with our customers. As part of its liquidity position improvement plan resulting from the formal agreement with the Federal Reserve Bank issued in March 2010, the Company has reduced its reliance on brokered deposits and will continue to do so over the next 12 months to achieve levels more comparable with peers, which is currently about 5% of total deposits. The Company will seek to replace maturing brokered deposits with core deposits, but may also control loan growth to help achieve that objective.

While the Company still has a higher percentage of brokered deposits than peers at June 30, 2011, efforts to restructure the balance sheet through reducing the level of total assets, and specifically real estate loans, are proving successful. Total wholesale borrowings and brokered deposits decreased nearly $34.3 million during the first six months of 2011, from a balance of $113.5 million at December 31, 2010, to a balance of $79.2 million at June 30, 2011.

Although balances declined during 2010, and continue to decline during 2011, overnight borrowings and other term credit lines will be utilized as deemed prudent, with borrowings totaling $25.0 million at June 30, 2011 as compared to $32.0 million at December 31, 2010. The average rate of those term borrowings was 0.34% at June 30, 2011, as compared to 0.35% at December 31, 2010. Although the Company continues to realize significant interest expense reductions by utilizing overnight and term borrowings lines, the use of such lines are monitored closely to ensure sound balance sheet management in light of the current economic and credit environment.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have remained low during the first six months of 2011. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.54% at June 30, 2011 as compared to 1.59% at December 31, 2010. Pursuant to fair value accounting guidance, the Company has recorded $223,000 in pretax fair value gains on its junior subordinated debt during the quarter ended June 31, 2011, and pretax fair value loss of $145,000 during the six months ended June 30, 2011, bringing the total cumulative gain recorded on the debt to $5.1 million at June 30, 2011.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties, as well as Campbell, in Santa Clara County. The San Joaquin Valley and other California markets continue to exhibit weak demand for construction lending and commercial lending from small and medium size businesses, as commercial and residential real estate markets have remained depressed during 2011. Although we have seen improvement in some areas, the current economic environment continues to present challenges for the banking industry with tight credit markets, weak real estate markets, and increased loan losses adversely affecting the Banking industry and the Company.

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

Results of Operations

For the six months ended June 30, 2011, the Company reported a net loss of $2.7 million or -$0.20 per share (-$0.20 diluted) as compared to net income of $957,000 or $0.07 per share ($0.07 diluted) for the six months ended June 30, 2010. For the quarter ended June 30, 2011, the Company reported a net loss of $3.0 million or -$0.23 per share (-$0.23 diluted) as compared to net income of $515,000 or $0.04 per share ($0.04 diluted) for the quarter ended June 30, 2010. The decrease in earnings between the two periods ended June 30, 2011 and 2010 is the result of a decrease in net interest income combined with increases in provisions for loan losses, and decreases in noninterest income.

The Company’s return on average assets was -0.81% for the six months ended June 30, 2011 as compared to 0.27% for the six months ended June 30, 2010, and was -1.83% for the quarter ended June 30, 2011 as compared to 0.29% for the quarter ended June 30, 2010.. The Bank’s return on average equity was -6.98% for the six months ended June 30, 2011 as compared to 2.49% for the same six-month period of 2010, and was -15.12% for the quarter ended June 30, 2011 as compared to 2.65% for the quarter ended June 30, 2010.

Net Interest Income

Net interest income before provision for credit losses totaled $12.5 million for the six months ended June 30, 2011, representing a decrease of $2.0 million, or 14.0% when compared to the $14.5 million reported for the same six months of the previous year.

The Company’s year-to-date net interest margin, as shown in Table 1, decreased to 4.47% at June 30, 2011 from 4.81% at June 30, 2010, a decrease of 34 basis points (100 basis points = 1%) between the two periods. While average market rates of interest have remained level between the six-month periods ended June 30, 2011 and 2010 (the Prime rate averaged 3.25% during both periods), declines in the Company’s earning assets impacted the net margin between the two six-month periods. The Company’s net interest margin decreased to 4.52% for the quarter ended June 30, 2011 when compared 4.87% for the quarter June 30, 2010, a decrease of 35 basis points between the two quarterly periods.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Six Months Ended June 30, 2011 and 2010

		2011			2010
(dollars in thousands)	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans and leases (1)	$434,307	$12,857	5.97%	$512,216	$15,309	6.03%
Investment Securities – taxable	51,057	1,137	4.49%	66,196	1,570	4.78%
Investment Securities – nontaxable (2)	0	0	0.00%	1,252	29	4.67%
Interest-bearing deposits in other banks	2,535	20	1.59%	2,646	20	1.52%
Interest-bearing deposits in FRB	76,098	94	0.25%	2,921	3	0.21%
Federal funds sold and reverse repos	0	0	0.00%	25,478	15	0.12%
Total interest-earning assets	563,997	$14,108	5.04%	610,709	$16,946	5.60%
Allowance for credit losses	(16,406)			(15,693)
Noninterest-earning assets:
Cash and due from banks	19,397			16,192
Premises and equipment, net	12,914			13,130
Accrued interest receivable	1,861			2,237
Other real estate owned	34,622			38,841
Other assets	51,647			43,433
Total average assets	$668,032			$708,849
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$48,906	$44	0.18%	$52,305	$51	0.20%
Money market accounts	123,718	567	0.92%	111,459	690	1.25%
Savings accounts	38,661	68	0.35%	35,260	71	0.41%
Time deposits	173,513	757	0.88%	247,134	1,409	1.15%
Other borrowings	26,160	47	0.36%	37,641	68	0.36%
Junior subordinated debentures	10,452	121	2.33%	10,501	117	2.25%
Total interest-bearing liabilities	421,410	$1,604	0.77%	494,300	$2,406	0.98%
Noninterest-bearing liabilities:
Noninterest-bearing checking	164,109			132,469
Accrued interest payable	217			354
Other liabilities	4,961			4,259
Total Liabilities	590,697			631,382

Total shareholders' equity	77,335			77,467
Total average liabilities and shareholders' equity	$668,032			$708,849
Interest income as a percentage of average earning assets			5.04%			5.60%
Interest expense as a percentage of average earning assets			0.57%			0.79%
Net interest margin			4.47%			4.81%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $380,000 and $789,000 for the six months ended June 30, 2011 and 2010, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the six months ended
	June 30, 2011 compared to June 30, 2010
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$(2,452)	$(144)	$(2,308)
Investment securities available for sale	(462)	(92)	(370)
Interest-bearing deposits in other banks	0	1	(1)
Interest-bearing deposits in FRB	91	(15)	106
Federal funds sold	(15)	(8)	(7)
Total interest income	(2,838)	(258)	(2,580)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(130)	(168)	38
Savings accounts	(3)	(9)	6
Time deposits	(652)	(287)	(365)
Other borrowings	(21)	0	(21)
Subordinated debentures	4	5	(1)
Total interest expense	(802)	(459)	(343)
Increase (decrease) in net interest income	$(2,036)	$201	$(2,237)

For the six months ended June 30, 2011, total interest income decreased approximately $2.8 million, or 16.8% as compared to the six-month period ended June 30, 2010. Earning asset volumes decreased in all earning-asset categories except interest bearing deposits with the FRB between the six month periods, with the largest decrease experienced in loans, which on average decreased $77.9 million between the two six-month periods. While average rates on loans decreased only 6 basis points between the two six-month periods, rates on total interest-earning assets decreased approximately 55 basis points as lower-yielding assets including interest-bearing deposits at the Federal Reserve comprised a larger percentage of interest-earning assets during the six months ended June 30, 2011 as compared to the same period of 2010.

For the three months ended June 30, 2011, total interest income of $7.0 million decreased approximately $1.5 million, or 17.5% as compared to the three-month period ended June 30, 2010. During the second quarter of 2011 interest and fees on loans decreased $1.3 million or 17.2% when compared to the comparative quarter of 2010, as average loans decreased nearly $83.9 million between the two quarterly periods. Interest income on investment securities decreased $191,000 between the comparative second quarters of 2010 and 2011 as both volumes and rates on investment securities decreased between the two quarterly periods.

For the six months ended June 30, 2011, total interest expense decreased approximately $802,000, or 33.3% as compared to the six-month period ended June 30, 2010. Between those two periods, average interest-bearing liabilities decreased by $72.9 million, while the average rates paid on these liabilities decreased by 21 basis points.

For the three months ended June 2011 interest expense of $751,000 decreased $390,000 or 34.2% as compared to the three months ended June 30, 2010 as result of decreases of $88.9 million in average interest-bearing liabilities, combined with declines in the rates incurred on interest-bearing liabilities between the two quarterly periods. Between the three month periods ended June 30, 2010 and June 30, 2011, the average cost of funds declined 18 basis points from 0.92% during the three months ended June 30, 2010 to 0.74% for the three months ended June 30, 2011.

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ended June 30, 2011, the provision to the allowance for credit losses amounted to $4.4 million as compared to $2.2 million for the six months ended June 30, 2010. For the three months ended June 30, 2011, the provision to the allowance for credit losses amounted to $3.5 million as compared to $519,000 for the three months ended June 30, 2010. The amount provided to the allowance for credit losses during the first six months of 2011 brought the allowance to 3.33% of net outstanding loan balances at June 30, 2011, as compared to 3.75% of net outstanding loan balances at December 31, 2010, and 2.44% at June 30, 2010.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010:

(In thousands)	2011	2010	Amount of Change	Percent Change
Customer service fees	$1,761	$1,964	$(203)	-10.34%
Increase in cash surrender value of BOLI	281	272	9	3.31%
Gain (loss) on sale of OREO	(44)	108	(152)	-140.74%
Gain on sale of securities	0	70	(70)	-100.00%
Gain on sale of loans	0	511	(511)	-100.00%
(Loss) gain on fair value of financial liabilities	(145)	624	(769)	-123.24% %
Other	449	441	8	1.81%
Total noninterest income	$2,302	$3,990	$(1,688)	-42.31%

Noninterest income for the six months ended June 30, 2011 decreased $1.7 million or 42.3% when compared to the same six-month period of 2010. Customer service fees, the primary component of noninterest income, decreased $203,000 or 10.3% between the two six-month periods presented, primarily resulting from decreases in revenues from overdraft fees and fees on business checking accounts. The decrease in noninterest income between the two six-month periods is partially the result of changes in fair value gain adjustments on the Company’s junior subordinated debt which included fair value losses of $145,000 for the six months ended June 30, 2011 compared to fair value gains of $624,000 for the six months ended June 30, 2010. Decreases in noninterest income are also the result of gains on the sale of loans totaling $511,000 during the six months ended June 30, 2010, gains which were not again realized during the same six-month period of 2011.

Noninterest income for the three months ended June 30, 2011 decreased $1.5 million or 56.2% when compared to the same three-month period of 2010. Decreases between the three-month periods ended June 30, 2010 and June 30, 2011 included decreases of $245,000 in fair value gains on the Company’s junior subordinated debt, and decreases of $488,000 in gains on sale of other real estate. Decreases of $511,000 in gains on the sale of loans between 2010 and 2011 reflect gains recognized on the sale of two real estate mortgage loan portfolios during the second quarter of 2010, which were not again realized during 2011.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010:

Table 4. Changes in Noninterest Expense

(In thousands)	2011	2010	Amount of Change	Percent Change
Salaries and employee benefits	$4,541	$4,388	$153	3.49%
Occupancy expense	1,802	1,874	(72)	-3.84%
Data processing	43	32	11	34.38%
Professional fees	1,419	1,019	400	39.25%
FDIC/DFI insurance assessments	988	906	82	9.05%
Director fees	116	117	(1)	-0.85%
Amortization of intangibles	320	401	(81)	-20.20%
Correspondent bank service charges	154	158	(4)	-2.53%
Impairment loss on core deposit intangible	36	57	(21)	-36.84%
Impairment loss on goodwill	1,489	1,414	75	5.30%
Impairment loss on investment securities	0	702	(702)	-100.00%
Impairment loss on OREO	1,122	1,226	(104)	-8.48%
Loss on California tax credit partnership	209	212	(3)	-1.42%
OREO expense	951	767	184	23.99%
Other	1,107	1,100	7	0.64%
Total expense	$14,297	$14,373	$(76)	-0.53%

Noninterest expense decreased $76,000 between the six months ended June 30, 2010 and 2011. The net decrease in noninterest expense between the comparative periods is primarily the result of reductions in impairment losses on investment securities and OREO and amortization of intangibles, offset by increases in, professional fees, OREO expenses, employee salaries and benefits, as well as modest increases in FDIC assessments and impairment losses on goodwill between the six months ended June 30, 2010 and 2011. Increases in professional fees between the two six-month periods are primarily the result of increased legal costs related to impaired loans and OREO.

Noninterest expense increased between the quarters ended June 30, 2010 and 2011 by $192,000 largely as the result of increases of $348,000 in professional fees and increases of $234,000 in OREO operating expenses, which more than offset decreases in other noninterest expense categories between the two quarterly periods.

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

Pursuant to the guidance, the Company reviewed its REIT tax position as of January 1, 2007 (adoption date of the new guidance), and then has again reviewed its position each subsequent quarter since adoption. The Bank, with guidance from advisors, believes that the case has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007 the Company recorded an adjustment of $1.3 million to beginning retained earnings upon adoption of the new guidance (previously FIN48) to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. As of December 31, 2010, the Company had recorded a total unrecognized tax liability related to the REIT of $1.7 million. The Company has determined that there has been no material change to its position on the REIT from that at December 31, 2010, and as a result recorded additional interest liability of $43,000 during the six months ended June 30, 2011. It is the Company’s policy to recognize interest and penalties as a component of income tax expense.

The Company has reviewed all of its tax positions as of June 30, 2011, and has determined that, other than the REIT, there are no other material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets decreased $19.2 million, or 2.84% to a balance of $659.0 million at June 30, 2011, from the balance of $678.2 million at December 31, 2010, and decreased $52.9 million or 7.43% from the balance of $711.9 million at June 30, 2010. Total deposits of $547.6 million at June 30, 2011 decreased $9.9 million, or 1.78% from the balance reported at December 31, 2010, and decreased $36.2 million, or 6.20% from the balance of $583.8 million reported at June 30, 2010. Cash and cash equivalents decreased $2.1 million or 2.09% between December 31, 2010 and June 30, 2011, loans decreased $11.8 million, or 2.67% to a balance of $429.9 million, and investment securities decreased by $2.2 million, or 4.20% during that six-month period of 2011.

Earning assets averaged approximately $564.0 million during the six months ended June 30, 2011, as compared to $610.7 million for the same six-month period of 2010. Average interest-bearing liabilities decreased to $421.4 million for the six months ended June 30, 2011, from $494.3 million reported for the comparative six-month period of 2010.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $429.9 million at June 30, 2011, a decrease of $11.8 million or 2.67% when compared to the balance of $441.7 million at December 31, 2010, and a decrease of $65.3 million or 13.18% when compared to the balance of $495.2 million reported at June 30, 2010. Loans on average decreased $77.9 million or 15.21% between the six-month periods ended June 30, 2010 and June 30, 2011, with loans averaging $434.3 million for the six months ended June 30, 2011, as compared to $512.2 million for the same six-month period of 2010.

During the first six months of 2011, decreases were experienced in all loan categories except commercial and industrial loans, and installment loans. The largest decrease was in real estate mortgage loans which decreased $9.9 million during the first six months of 2011. Agricultural loans decreased $8.8 million between December 31, 2010 and June 30, 2011, as a result of a single large agricultural loan paying off during the first quarter of 2011.

During the second quarter of 2010, the Company completed the sale of two real estate mortgage portfolios totaling $17.1 million which contributed to the net decrease of $9.9 million in real estate mortgage loans between June 30, 2010 and June 30, 2011. The following table sets forth the amounts of loans outstanding by category at June 30, 2011 and December 31, 2010, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	June 30, 2011		December 31, 2010
	Dollar	% of	Dollar	% of	Net	%
(In thousands)	Amount	Loans	Amount	Loans	Change	Change
Commercial and industrial	$171,835	40.0%	$159,224	36.0%	$12,611	7.92%
Real estate – mortgage	147,853	34.4%	157,781	35.7%	(9,928)	-6.29%
RE construction & development	59,476	13.8%	65,182	14.8%	(5,706)	-8.75%
Agricultural	37,460	8.7%	46,308	10.5%	(8,848)	-19.11%
Installment/other	13,216	3.1%	12,891	2.9%	325	2.52%
Lease financing	73	0.0%	305	0.1%	(232)	-76.20%
Total Gross Loans	$429,913	100.0%	$441,691	100.0%	$(11,778)	-2.67%

The overall average yield on the loan portfolio was 5.97% for the six months ended June 30, 2011, as compared to 6.03% for the six months ended June 30, 2010. At June 30, 2011, 54.1% of the Company's loan portfolio consisted of floating rate instruments, as compared to 60.6% of the portfolio at December 31, 2010, with the majority of those tied to the prime rate. Approximately 62% or $143.9 million of the floating rate loans have rate floors at June 30, 2011 making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. Approximately $129.0 million of the $143.9 million in loans with floors have floor spreads of 100 basis points or more, meaning that interest rates would need to increase more than 1% (or 100 basis points) before the rates on those loans would increase and effectively become floating rate loans again. The portfolio of floating rate loans with floors has a relatively short duration with only $55.8 million maturing or repricing in more than one year, and only $26.1 million maturing or repricing in more than two years.

Deposits

Total deposits were $547.6 million at June 30, 2011, representing a decrease of $9.9 million, from the balance of $557.5 million reported at December 31, 2010, and a decrease of $36.2 million, or 6.20% from the balance of $583.8 reported at June 30, 2010.

The following table sets forth the amounts of deposits outstanding by category at June 30, 2011 and December 31, 2010, and the net change between the two periods presented.

Table 6. Deposits

	June 30,	December 31,	Net	Percentage
(In thousands)	2011	2010	Change	Change
Noninterest bearing deposits	$177,645	$139,690	$37,955	27.17%
Interest bearing deposits:
NOW and money market accounts	171,406	181,061	(9,655)	-5.33%
Savings accounts	39,140	37,177	1,963	5.28%
Time deposits:
Under $100,000	58,543	58,629	(86)	-0.15%
$100,000 and over	100,825	140,909	(40,084)	-28.45%
Total interest bearing deposits	369,914	417,776	(47,862)	-11.46%
Total deposits	$547,559	$557,466	$(9,907)	-1.78%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total interest-bearing deposits decreased $47.9 million, or 11.46% between December 31, 2010 and June 30, 2011, while noninterest-bearing deposits increased $38.0 million, or 21.17% between the same two periods presented. Included in the decrease of $9.7 million in NOW and money market accounts during the six months ended June 30, 2011, is approximately $6.1 million related to a single depositor that was transferred from a NOW account to a noninterest-bearing deposit account during the first quarter of 2011.

Core deposits, as defined by the Company and consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 77.8% and 71.5% of the total deposit portfolio at June 30, 2011 and December 31, 2010, respectively. Brokered deposits totaled $54.2 million at June 30, 2011 as compared to $81.5 million at December 31, 2010 and $112.9 million at June 30, 2010.

As a result of the March 2010 agreement with the Federal Reserve Bank, the Company will continue to reduce its reliance on brokered and other wholesale funding sources. The Company has a written plan, approved by the Federal Reserve Bank, to improve its liquidity position which includes a timetable to reduce the Bank’s reliance on brokered deposits and other wholesale funding, and specific liquidity targets and parameters to meet contractual obligations and unanticipated demands. Under the plan, the Company has systematically begun to reduce the level of brokered deposits to peer levels, which is currently approximately 5% of total deposits, over a remaining period of approximately 12 months. This will be achieved by letting some or all of the maturing brokered deposits run-off as needed to achieve planned reductions in brokered deposits at the end of each quarter over the estimated reduction period.

During the six months ended June 30, 2011, decreases were experienced in time deposits, as brokered time deposits were allowed to runoff as part of the Company’s plan to reduce brokered deposits and other wholesale funding. While total time deposits decreased $9.9 million or 1.8% during the six months ended June 30, 2011, brokered deposits, a component of total time deposits, decreased $27.3 million or 33.5% during the six-month period.  Pricing of brokered time deposits and other wholesale deposits have remained low over the past two years and have provided a viable alternate to borrowings from the Federal Reserve or the FHLB. The Company believes this rate structure will eventually turn, and wholesale funding sources, both deposits and borrowings, will again become expensive relative to other core deposits in the marketplace. Although the Company will continue to use pricing strategies to control the overall level of time deposits and other borrowings as part of its balance sheet and liquidity planning process, the March 2010 agreement with the Federal Reserve Bank requires reductions in brokered deposits, which places increased emphasis on core deposits as part of the Company’s long-term relationship banking strategy.  As a result, core deposits, including NOW and money market accounts, and savings accounts, as well as noninterest-bearing checking accounts, continue to provide the Company’s primary funding source.

On a year-to-date average, the Company experienced a decrease of $29.7 million or 5.14% in total deposits between the six-month periods ended June 31, 2010 and June 30, 2011. Between these two periods, average interest-bearing deposits decreased $61.4 million or 13.75%, while total noninterest-bearing deposits increased $31.6 million or 23.88% on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized lines of credit totaling $241.8 million, including FHLB lines of credit totaling $27.4 million at June 30, 2011. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At June 30, 2011, the Company had $25.0 million borrowed against its FHLB lines of credit, which is summarized below. The Company had collateralized and uncollateralized lines of credit aggregating $118.7 million, as well as FHLB lines of credit totaling $32.6 million at December 31, 2010.

FHLB term borrowings at June 30, 2011 (in 000’s):
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

The Company’s methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include:

-	the formula allowance,
-	specific allowances for problem graded loans identified as impaired,
-	and the unallocated allowance

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors, including economic factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss”. Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss. At June 30, 2011 problem graded or “classified” loans totaled $38.7 million or 9.0% of gross loans as compared to $47.3 million or 10.7% of gross loans at December 31, 2010.

Specific allowances are established based on management’s periodic evaluation of loss exposure inherent in impaired loans. For impaired loans, specific allowances are determined based on the collateralized value of the underlying properties, the net present value of the anticipated cash flows, or the market value of the underlying assets. Formula allowances for classified loans, excluding impaired loans, are determined on the basis of additional risks involved with individual loans that may be in excess of risk factors associated with the loan portfolio as a whole. The specific allowance is different from the formula allowance in that the specific allowance is determined on a loan-by-loan basis based on risk factors directly related to a particular loan, as opposed to the formula allowance which is determined for a pool of loans with similar risk characteristics, based on past historical trends and other risk factors which may be relevant on an ongoing basis.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at June 30, 2011 and December 31, 2010, as well as classified loans at those period-ends.

	June 30,	December 31,
(in 000's)	2011	2010
Specific allowance – impaired loans	$6,329	$11,326
Formula allowance – classified loans not impaired	558	394
Formula allowance – special mention loans	639	493
Total allowance for special mention, classified, and impaired loans	7,526	12,213

Formula allowance for pass loans	6,506	4,281
Unallocated allowance	271	26
Total allowance for loan losses	$14,303	$16,520

Classified impaired loans	35,719	$44,758
Classified loans not considered impaired	2,992	2,585
Total classified loans	$38,711	$47,343
Special mention loans	$22,379	$24,645

Impaired loans decreased approximately $8.0 million between December 31, 2010 and June 30, 2011. The specific allowance related to those impaired loans decreased $5.0 million between December 31, 2010 and June 30, 2011. Reductions in impaired loans and the related allowance during the first six months of 2011 are in part the result of transfers of $1.5 million in impaired loans to other real estate owned through foreclosure during the period. The formula allowance related to loans that are not impaired (including special mention and substandard) increased approximately $310,000 between December 31, 2010 and June 30, 2011, as the result of increases in the loan loss factors assigned to those loan categories. The level of “pass” loans has declined approximately $1.4 million between December 31, 2010 and June 30, 2011, while the related formula allowance increased $2.2 million during the period as the result of increases in the loan loss factors assigned to "pass" loans as determined under migration analysis.

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. There were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses during the three and six months ended June 30, 2011.

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

At June 30, 2011 and 2010, the Company's recorded investment in impaired loans totaled $43.0 million and $46.7 million, respectively. Included in total impaired loans at June 30, 2011, are $28.4 million of impaired loans for which the related specific allowance is $6.3 million, as well as $14.6 million of impaired loans that as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at June 30, 2010 included $31.9 million of impaired loans for which the related specific allowance is $5.1 million, as well as $14.8 million of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $47.7 million during the first six months of 2011 and $50.8 million during the first six months of 2010. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. For the six months ended June 30, 2011 and 2010, the Company recognized $312,000 and $279,000, respectively, in income on such loans. At June 30, 2011, included in impaired loans, are troubled debt restructures totaling $25.3 million. Of the $25.3 million in troubled debt restructures at June 30, 2011, $11.8 million are on nonaccrual status. Troubled debt restructures on accrual status totaling $13.5 million are current with regards to payments, and are performing according to the modified contractual terms.

The largest category in impaired loans between December 31, 2010 and June 30, 2011 has been in real estate construction loans, with that loan category comprising 42% and 45% of total impaired loans at June 30, 2011 and December 31, 2010, respectively. The balance of impaired construction loans has decreased approximately $4.6 million since December 31, 2010, due in part to net charge-offs of $2.1 million in impaired construction loans during the first six months of 2011. Specific reserve related to construction loans decreased $1.1 million during the six months ended June 30, 2011. Impaired loans classified as commercial and industrial decreased $2.9 million during the six months ended June 30, 2011. Of the $12.0 million in commercial and industrial impaired loans reported at June 30, 2011, approximately $4.8 million or 39.8% are secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at June 30, 2011, approximately $33.6 million or 78.0% are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, and developing that land if required, and to develop real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at June 30, 2011 and December 31, 2010.

	Balance	Reserve	Balance	Reserve
(in 000’s)	6/30/2011	6/30/2011	12/31/2010	12/31/2010
Commercial and industrial	$11,981	$1,819	$14,887	$5,005
Real estate – mortgage	10,730	621	9,922	744
RE construction & development	18,079	3,707	22,759	4,891
Agricultural	1,991	149	3,107	686
Installment/other	227	33	148	0
Lease financing	0	0	175	0
Total Impaired Loans	$43,008	$6,329	$50,998	$11,326

Included in impaired loans are loans modified in troubled debt restructurings (“TDR’s”), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDR’s including rate reductions, payment extensions, and forbearance. At June 30, 2011, more than $10.7 million of the total $25.3 million in TDR’s was for real estate construction and development, and there was another $1.8 million and $942,000 related to those developers in commercial real estate and commercial and industrial, respectively at June 30, 2011.

At June 30, 2011 and December 31, 2010, the Company had approximately $3.5 million and $3.3 million, respectively, in restructured residential mortgage loans as the result of borrowers that were unable to get take-out financing at the end of their construction loan with the Company. In part to aid the borrowers retain their newly completed  homes under California Senate Bill SB1137, the Company termed these loans at market rates of interest with loans fully amortizing over 30 years with a three-to-five year repayment term. The percentage breakout of TDR’s at June 30, 2011 is similar to the percentage breakout of the TDR’s reported at December 31, 2010. The majority of these credits are related to real estate construction projects that have slowed significantly or stalled, and the Company has sought to restructure the credits to allow the construction industry time to recover, and the developers time to finish projects at a slower pace which reflects current market conditions in the San Joaquin Valley. Concessions granted in these circumstances include lengthened maturity terms, lower lot release prices, or rate reductions that will enable the borrower to finish the construction projects and repay their loans to the Company. The downturn in the real estate construction market has been protracted, and although the Company has had some success in its restructuring efforts, it is difficult to conclude that we will be entirely successful in our efforts. Areas such as Bakersfield California have been slower to recover than others in out market area. If conditions deteriorate beyond current expectations, the Company may be required to make additional concessions in the future including lower lot release prices to allow borrowers to complete and sell construction units at lower prices currently reflected in the real estate market.

The following table summarizes TDR’s by type, classified separately as nonaccrual or accrual, which are included in impaired loans at June 30, 2011 and December 31, 2010.

	Total TDR's	Nonaccrual TDR's	Accruing TDR's
(in thousands)	June 30, 2011	June 30, 2011	June 30, 2011
Commercial and industrial	$4,708	$2,339	$2,369
Real estate - mortgage:
Commercial real estate	6,172	1,300	4,873
Residential mortgages	3,514	0	3,514
Home equity loans	108	18	90
Total real estate mortgage	9,794	1,318	8,477
RE construction & development	10,676	8,142	2,533
Agricultural	0	0	0
Installment/other	162	0	162
Lease financing	0	0	0
Total Troubled Debt Restructurings	$25,340	$11,799	$13,541

	Total TDR's	Nonaccrual TDR's	Accruing TDR's
(in thousands)	Dec 31, 2010	Dec 31, 2010	Dec 31, 2010
Commercial and industrial	$2,751	$1,359	$1,392
Real estate - mortgage:
Commercial real estate	5,019	0	5,019
Residential mortgages	3,261	0	3,261
Home equity loans	93	43	50
Total real estate mortgage	8,373	43	8,330
RE construction & development	13,730	10,978	2,752
Agricultural	0	0	0
Installment/other	80	0	80
Lease financing	0	0	0
Total Troubled Debt Restructurings	$24,934	$12,380	$12,554

Of the $25.3 million in total TDR’s at June 30, 2011, $11.8 million were on nonaccrual status at period-end. Of the $24.9 million in total TDR’s at December 31, 2010, $12.4 million were on nonaccrual status at period-end. As of June 30, 2011, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

The following table summarizes special mention loans by type for the six months ended June 30, 2011 and December 31, 2010.

(in thousands)	June 30, 2011	Dec 31, 2010
Commercial and industrial	$6,778	$7,769
Real estate - mortgage:
Commercial real estate	4,181	4,419
Residential mortgages	0	195
Home equity loans	0	0
Total real estate mortgage	4,181	4,614
RE construction & development	11,420	10,737
Agricultural	0	1,525
Installment/other	0	0
Lease financing	0	0
Total Special Mention Loans	$22,379	$24,645

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. With interest rates decreasing 100 basis points during the fourth quarter of 2007, another 400 basis points during 2008, indications are that the economy will continue to suffer in the near future as a result of sub-prime lending problems, a weakened real estate market, and tight credit markets. As a result of these conditions, the Company has placed increased emphasis on reducing both the level of nonperforming assets and the level of losses taken, if any, on the disposition of these assets if required It has been in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to diminish the impact on an already depressed real estate market. As part of this strategy, the Company has increased its level of troubled debt restructurings, when it makes economic sense. Both business and consumer spending have slowed during the past several quarters, and current GDP projections for the next year have softened significantly. It is difficult to determine to what degree the Federal Reserve will adjust short-term interest rates in its efforts to influence the economy, or what magnitude government economic support programs will reach. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. Local markets, as well as the state and the nation, have experienced adverse economic trends during the past several years, including significant deterioration of residential real estate markets. Although the local area residential housing markets have been hit hard, they continue to perform better than other parts of the state, which should bode well for sustained, but slower growth in the Company’s market areas of Fresno and Madera, Kern, and Santa Clara Counties. Local unemployment rates in the San Joaquin Valley remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates have increased recently as the national economy has declined. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state. Management recognizes increased risk of loss due to the Company's exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the three-month periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity

	June 30,	June 30,
(In thousands)	2011	2010
Total loans outstanding at end of period before deducting allowances for credit losses	$429,492	$494,463
Average net loans outstanding during period	434,307	512,216

Balance of allowance at beginning of period	16,520	15,016
Loans charged off:
Real estate	(2,406)	(4,777)
Commercial and industrial	(4,825)	(530)
Lease financing	(100)	(0)
Installment and other	(37)	(693)
Total loans charged off	(7,368)	(6,000)
Recoveries of loans previously charged off:
Real estate	132	10
Commercial and industrial	596	876
Lease financing	0	0
Installment and other	3	5
Total loan recoveries	731	891
Net loans charged off	(6,637)	(5,109)

Provision charged to operating expense	4,420	2,150
Balance of allowance for credit losses at end of period	$14,303	$12,057

Net loan charge-offs to total average loans (annualized)	3.08%	2.01%
Net loan charge-offs to loans at end of period (annualized)	3.12%	2.08%
Allowance for credit losses to total loans at end of period	3.33%	2.44%
Net loan charge-offs to allowance for credit losses (annualized)	93.57%	85.45%
Net loan charge-offs to provision for credit losses (annualized)	150.16%	237.63%

Net loan charge-offs increased during the six months ended June 30, 2011 when compared to the six months ended June 30, 2010 as collateral-based impaired loans were charged down to appraised values as other means of repayment became less likely under current economic conditions. Loan charge-offs of $7.4 million experienced during the six months ended June 30, 2011 included full or partial charge-offs of $6.5 million in impaired loans, $5.8 million of which were taken during the second quarter of 2011.

At June 30, 2011 and 2010, $157,000 and $195,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities. Management believes that the 3.33% credit loss allowance at June 30, 2011 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets

	June 30,	December 31,
(In thousands)	2011	2010
Nonaccrual Loans	$26,757	$34,394
Restructured Loans (1)	13,540	12,554
Total nonperforming loans	40,297	46,948
Other real estate owned	32,042	35,580
Total nonperforming assets	$72,339	$82,528

Loans past due 90 days or more, still accruing	$940	$547
Nonperforming loans to total gross loans	9.37%	10.63%
Nonperforming assets to total assets	10.98%	12.17%
Allowance for loan losses to nonperforming loans	35.49%	35.19%

(1) Included in nonaccrual loans at June 30, 2011 and December 31, 2010 are restructured loans totaling $11.8 million and $12.4 million, respectively.

Non-performing assets have decreased between December 31, 2010 and June 30, 2011, declining $10.2 million between the two periods, as nonperforming loans are transferred to other real estate owned through foreclosure and are disposed of or written down to allow the Company to more aggressively sell the properties. Nonaccrual loans decreased $7.6 million between December 31, 2010 and June 30, 2011, with construction loans comprising approximately 58% of total nonaccrual loans at June 30, 2011. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans increased from 35.19% at December 31, 2010 to 35.49% at June 30, 2011.

	Balance	Balance	Change from
Nonaccrual Loans (in 000's):	June 30, 2011	December 31, 2010	December 31, 2010
Commercial and industrial	$9,393	$13,449	$(4,056)
Real estate - mortgage	1,811	1,592	219
RE construction & development	15,542	16,003	(4,466)
Agricultural	0	3,107	(3,107)
Installment/other	11	68	(57)
Lease financing	0	175	(175)
Total Nonaccrual Loans	$26,757	$34,394	$(11,642)

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

Except for the loans included in the above table, or those otherwise included in the impaired loan totals, there were no loans at June 30, 2011 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 54.1% of the Company’s loan portfolio at June 30, 2011. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At June 30, 2011, the Bank had 63.0% of total assets in the loan portfolio and a loan to deposit ratio of 78.4%, as compared to 65.1% of total assets in the loan portfolio and a loan to deposit ratio of 79.2% at December 31, 2010. Liquid assets at June 30, 2011 include cash and cash equivalents totaling $96.4 million as compared to $98.4 million at December 31, 2010. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $269.2 million at June 30, 2011.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion.) The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Since the quarter ended September 30, 2009, the Bank has been precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at September 30, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. The Company has not determined how long it will defer interest payments, but under the terms of the debenture, interest payments may be deferred up to five years (20 quarters). During such deferral periods, the Company is prohibited from paying dividends on its common stock (subject to certain exceptions) and will continue to accrue interest payable on the junior subordinated debt.  During the six months ended June 30, 2011, the Bank paid did not pay any cash dividends to the parent company.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2009	$29,229
June 30, 2010	$79,551
December 31, 2010	$98,430
June 30, 2011	$96,374

Cash and cash equivalents decreased $2.1 million during the six months ended June 30, 2011, as compared to an increase of $50.3 million during the six months ended June 30, 2010.

The Company has maintained positive cash flows from operations, which amounted to $4.8 million, and $5.3 million for the six months ended June 30, 2011, and June 30, 2010, respectively. The Company experienced net cash inflows from investing activities totaling $10.0 million during the six months ended June 30, 2011, as decreases in loans, settlement of OREO properties, and paydowns and maturities of investment securities outweighed new investment in securities. For the same reasons experienced during 2011, the Company experienced net cash inflows from investing activities totaling $25.9 million during the six months ended June 30, 2010.

Net cash flows from financing activities, including deposit growth and borrowings, have traditionally provided funding sources for loan growth, but during the six months ended June 30, 2011, the Company experienced net cash outflows totaling $16.9 million as the result of decreases in both brokered time deposits and FHLB borrowings. During the six months ended June 30, 2010, the Company experienced net cash inflows of $19.2 million from financing activities as increases in deposit accounts exceeded decreases in borrowings from the FHLB.

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

Since the effective date of the Agreement, the Bank submitted quarterly progress reports to the Federal Reserve. As of the July 31, 2011 progress report submitted for the second quarter of 201`, the Company and the Bank believe they are in compliance with the Agreement, including deadlines and remediation of violations of laws and regulations regarding stale loan appraisals. During the fourth quarter of 2010, the Company identified a material weakness related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as to the valuation of OREO properties (for further discussion see Item 4 “Controls and Procedures” in the Company’s 10-Q for June 30, 2011.)

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

The Bank is currently in full compliance with the requirements of the Order including its deadlines. During the fourth quarter of 2010, the Company identified a material weakness related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as to the valuation of OREO properties (for further discussion see Item 4 “Controls and Procedures” in the Company’s 10-Q for June 30, 2011.)

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

Pursuant to the March 2010 Agreement with the Federal Reserve Bank, the Company and the Bank are required to maintain sufficient capital to support current and future capital needs, including compliance with Capital Adequacy Guidelines taking into account the volume of classified assets, concentrations of credit, the level of the allowance for loan losses, current and projected growth, and projected retained earnings.  Pursuant to the Order issued by the California Department of Financial Institutions in May 2010, the Bank is required to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.5%. For purposes of the Order, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 10.83% at June 30, 2011.

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

The following table sets forth the Company’s and the Bank's actual capital positions at June 30, 2011, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank		To be Well Capitalized under Prompt Corrective
	Actual	Actual	Minimum	Action
	Capital Ratios	Capital Ratios	Capital Ratios	Provisions
Total risk-based capital ratio	14.51%	14.82%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	13.24%	13.61%	5.00%	6.00%
Leverage ratio	10.62%	10.94%	4.00%	5.00%

As is indicated by the above table, and discussion above of the required ratio of tangible shareholders’ equity to total tangible assets under the Order, the Company and the Bank exceeded all applicable regulatory capital guidelines at June 30, 2011. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an agreement with the Federal Reserve Bank that, among other things, require us to obtain the prior approval before paying a cash dividend or otherwise making a distribution on our stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company. In addition, effective October 2009, the Company elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its trust preferred securities. Under the subordinated debenture agreement, the Company is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred.  In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the six months ended June 30, 2011, the Company received no cash dividends from the Bank.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At June 30, 2011 the Bank's qualifying balance with the Federal Reserve was approximately $326,000 consisting of vault cash and balances held with the Federal Reserve.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk as of June 30, 2011 from those presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in net interest income of 12% and 15% in the event of a 100 BP and 200 BP increase or decrease in market interest rates over a twelve month period. Based on the information and assumptions utilized in the simulation model at June 30, 2011, the resultant projected impact on net interest income falls within policy limits set by the Board of Directors for all rate scenarios run.

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

The following sets forth the analysis of the Company's market value risk inherent in its interest-sensitive financial instruments as they relate to the entire balance sheet at June 30, 2011 and December 31, 2010 ($ in thousands). Fair value estimates are subjective in nature and involve uncertainties and significant judgment and, therefore, cannot be determined with absolute precision. Assumptions have been made as to the appropriate discount rates, prepayment speeds, expected cash flows and other variables. Changes in these assumptions significantly affect the estimates and as such, the obtained fair value may not be indicative of the value negotiated in the actual sale or liquidation of such financial instruments, nor comparable to that reported by other financial institutions. In addition, fair value estimates are based on existing financial instruments without attempting to estimate future business.

	June 30, 2011			December 31, 2010
Change in Rates	Estimated MV of Equity	Change in MV of Equity $	Change in MV of Equity $	Estimated MV Of Equity	Change in MV of Equity $	Change in MV of Equity %
+ 200 BP	$72,650	$9,027	14.19%	$72,861	$6,669	10.07%
+ 100 BP	69,483	5,860	9.21%	70,778	4,586	6.93%
0 BP	63,623	0	0.00%	66,192	0	0.00%
- 100 BP	63,160	(463)	-0.73%	65,835	(358)	-0.54%
- 200 BP	64,564	941	1.48%	67,163	971	1.47%

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

As of June 30, 2011, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

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

During the quarter ended June 30, 2011, there were no material changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, in light of the material weaknesses aforementioned , in preparing the Company’s Consolidated Financial Statements included in this report, the Company performed a thorough review of the determination of completeness and accuracy of the allowance for credit losses, the provision for loan losses, and valuation of OREO properties to ensure that the Company’s Consolidated Financial Statements included in this report have been prepared in accordance with U.S. GAAP.

REMEDIATION OF MATERIAL WEAKNESS

The Company determined the following preliminary steps were necessary to address the aforementioned material weaknesses, including:

1)	Training of lending and credit personnel to ensure that loans are appropriately classified and that problem loans are identified and communicated to credit administration on a timely basis;

2)	Training of lending and credit personnel to ensure that impaired loans are measured in accordance basic accounting guidance ASC 310, Receivables;

3)	Training of lending and credit personnel to ensure that OREO valuations are measured in accordance basic accounting guidance ASC 360, Long Lived Assets;

4)	Hiring additional qualified staff to assist in the review and analysis of impaired loans and OREO.

5)
Ensuring via review by qualified senior management that management’s assessment of loans requiring impairment analysis and OREO valuations in accordance with ASC 310 and ASC 360 is supported by comprehensive documentation;

6)	Ensuring that the methodology and inputs related to impaired loan analysis and OREO valuation are reviewed and validated by an independent and qualified third-party reviewer.

7)	Documenting of processes and procedures, along with appropriate training, to ensure that the accounting policies, conform to GAAP and are consistently applied prospectively.

As part of its remediation efforts, the Company incorporated the following enhancements during the closing process for the quarter ended June 30, 2011:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended June 30, 2011.

Item 3. Not applicable

Item 4. (Removed/reserved)

Item 5.

The Company’s Annual Shareholder’s Meeting was held on Wednesday May 18, 2011 in Fresno, California. Shareholders were asked to vote on the following matter:

1) The shareholders were asked to vote on the election of ten nominees to serve on the Company’s Board of Directors. Such Directors nominate for election will serve on the Board until the 2012 annual meeting of shareholders and until their successors are elected and have been qualified. Votes regarding the election of Directors were as follows:

Director Nominee	Votes For	Votes Against/Withheld
Robert G. Bitter, Pharm. D.	7,002,474	438,505
Stanley J. Cavalla	6,201,927	1,239,052
Tom Ellithorpe	6,966,013	474,966
R. Todd Henry	7,165,971	275,008
Ronnie D. Miller	7,237,150	203,829
Robert M. Mochizuki	7,245,480	195,499
Walter Reinhard	7,167,088	273,891
John Terzian	7,086,155	354,824
Dennis R. Woods	7,242,298	198,681
Michael T. Woolf, D.D.S.	6,055,566	1,385,413

2) The shareholders were asked to vote on the ratification of the Company’s independent certified public accountants, Moss Adams LLP. Votes regarding the ratification of Moss Adams LLP were as follows:

Proposal	Votes For	Votes Against/Withheld
Ratification of Moss Adams LLP	9,978,484	141,913

Item 6. Exhibits:

(a)	Exhibits:

11	Computation of Earnings per Share*

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Schema (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 7 to the consolidated financial statements in this report.

(1)
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 and section 18 of the Securities Exchange Act of 1934 and is not otherwise subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Security Bancshares

Date: August 15, 2011	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Richard B. Shupe
Richard B. Shupe
Senior Vice President and
Chief Financial Officer