Form 10-Q/A
period 2011-06-30
UNITED SECURITY BANCSHARES
filed 2011-11-25
CIK 1137547

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐  No ☒

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

Facing Page

Subsequent to the August 15, 2011 filing of the Company’s Quarterly Report on Form 10-Q, banking regulatory authorities conducted a target examination of its wholly-owned bank subsidiary, United Security Bank’s  allowance for loan losses methodology and impaired loan portfolio. Pursuant to the regulatory review and an internal re-examination, Management determined that an error had occurred in accounting for the allowance for loan losses and that a restatement of financial results as of and at June 30, 2011 was necessary. Our previously issued consolidated financial statements included in the Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 15, 2011, should no longer be relied upon.

This Amendment No. 1 to Form 10-Q (Amendment No. 1) is being filed by the Company to amend and restate its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the United States Securities and Exchange Commission (SEC) on August 15, 2011 (the Initial Form 10-Q). For purposes of this Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Items 1and 2 of our Initial Form 10-Q have been amended and restated. Other than the Items outlined above, there are no changes to the Initial Form 10-Q. Except as otherwise specifically noted, all information contained herein is as of June 30, 2011, and does not reflect any events or changes that have occurred subsequent to that date.

The Company is not required to and has not updated any forward-looking statements previously included in the Initial Form 10-Q filed on August 15, 2011. The Company has not amended, and does not intend to amend, any of its other previously filed reports. (Note: No other periods were affected by the restatement.)

This Amendment No. 1 is required due to errors in the Initial Form 10-Q related to the identification and valuation of impaired loans and the timing of charge-offs relating to such loans.

This Amendment No. 1 restates our consolidated financial statements and other financial information as of June 30, 2011 and affects only the second quarter of 2011, which supersedes our previously-issued consolidated financial statements and other financial information for that period.

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
June 30, 2011 and December 31, 2010
(in thousands except shares)	June 30, 2011 (Restated)	December 31, 2010
Assets
Cash and due from banks	$24,507	$13,259
Cash and due from FRB	71,867	85,171
Cash and cash equivalents	96,374	98,430
Interest-bearing deposits in other banks	2,269	4,396
Investment securities available for sale (at fair value)	49,342	51,503
Loans and leases	423,858	441,691
Unearned fees	(422)	(645)
Allowance for credit losses	(13,879)	(16,520)
Net loans	409,557	424,526
Accrued interest receivable	2,040	2,152
Premises and equipment – net	12,875	12,909
Other real estate owned	32,042	35,580
Intangible assets	853	1,209
Goodwill	4,488	5,977
Cash surrender value of life insurance	15,757	15,493
Investment in limited partnership	1,642	1,851
Deferred income taxes - net	10,313	8,878
Other assets	18,097	15,306
Total assets	$655,649	$678,210

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$177,645	$139,690
Interest bearing	369,914	417,776
Total deposits	547,559	557,466

Other borrowings	25,000	32,000
Accrued interest payable	160	222
Accounts payable and other liabilities	5,189	4,606
Junior subordinated debentures (at fair value)	10,912	10,646
Total liabilities	588,820	604,940

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 13,265,184 and 13,003,849 issued and outstanding, in 2011 and 2010, respectively	40,707	39,869
Retained earnings	26,986	33,807
Accumulated other comprehensive loss	(864)	(406)
Total shareholders' equity	66,829	73,270
Total liabilities and shareholders' equity	$655,649	$678,210

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands except shares and EPS)	2011 (Restated)	2010	2011 (Restated)	2010
Interest Income:
Loans, including fees	$6,437	$7,769	$12,857	$15,309
Investment securities – AFS – taxable	540	717	1,137	1,570
Investment securities – AFS – nontaxable	0	14	0	29
Federal funds sold	0	7	0	15
Interest on deposits in FRB	43	1	94	3
Interest on deposits in other banks	10	10	20	20
Total interest income	7,030	8,518	14,108	16,946
Interest Expense:
Interest on deposits	668	1,063	1,436	2,221
Interest on other borrowings	83	78	168	185
Total interest expense	751	1,141	1,604	2,406
Net Interest Income Before
Provision for Credit Losses	6,279	7,377	12,504	14,540
Provision for Credit Losses	9,161	519	10,051	2,150
Net Interest (Expense) Income	(2,882)	6,858	2,453	12,390
Noninterest Income:
Customer service fees	894	1,016	1,761	1,964
Increase in cash surrender value of bank-owned life insurance	140	138	281	272
(Loss) gain on sale of other real estate owned	(324)	164	(44)	108
Gain on sale of securities	0	70	0	70
Gain on sale of loans	0	511	0	511
Gain (loss) on fair value of financial liability	222	467	(145)	624
Other	242	313	449	441
Total noninterest income	1,174	2,679	2,302	3,990
Noninterest Expense:
Salaries and employee benefits	2,220	2,107	4,541	4,388
Occupancy expense	909	961	1,802	1,874
Data processing	19	13	43	32
Professional fees	980	632	1,419	1,019
FDIC/DFI insurance assessments	475	515	988	906
Director fees	58	60	116	117
Amortization of intangibles	158	198	320	401
Correspondent bank service charges	78	82	154	158
Impairment loss on core deposit intangible	0	0	36	57
Impairment loss on goodwill	1,489	1,414	1,489	1,414
Impairment loss on investment securities (cumulative total other-than-temporary loss of $4.3 million,net of $3.9 million recognized in other comprehensive loss, pre-tax)	0	458	0	702
Impairment loss on OREO	438	405	1,122	1,226
Loss on California tax credit partnership	103	106	209	212
OREO expense	719	485	951	767
Other	594	612	1,107	1,100
Total noninterest expense	8,240	8,048	14,297	14,373
(Loss) Income Before Taxes on Income	(9,948)	1,489	(9,542)	2,007
(Benefit) Provision for Taxes on (Loss) Income	(3,599)	974	(3,549)	1,050
Net (Loss) Income	$(6,349)	$515	$(5,993)	$957
Other comprehensive income, net of tax:
Unrealized gain (loss) on available for sale securities, and past service costs of employee benefit plans – net of income tax (benefit) expense of $(282), $385, $(305), and $763	(423)	578	(458)	1,145
Comprehensive (Loss) Income	$(6,772)	$1,093	$(6,451)	$2,102
Net (Loss) Income per common share
Basic	$(0.48)	$0.04	$(0.45)	$0.08
Diluted	$(0.48)	$0.04	$(0.45)	$0.08
Shares on which net income per common shares were based
Basic	13,265,205	13,265,205	13,265,205	13,265,205
Diluted	13,265,205	13,265,205	13,265,205	13,265,205

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock	Common stock		Accumulated Other
	Number		Retained	Comprehensive
(In thousands except shares)	of Shares	Amount	Earnings (Restated)	Income (Loss)	Total (Restated)
Balance January 1, 2010	12,496,499	$37,575	$40,499	$(2,253)	$75,821

Net changes in unrealized loss on available for sale securities (net of income tax expense of $763)				1,144	1,144
Common stock dividends	248,143	1,197	(1,197)		0
Stock-based compensation expense		20			20
Net Income			957		957
Balance June 30, 2010	12,744,642	38,792	40,259	(1,109)	77,942

Net changes in unrealized loss on available for sale securities (net of income tax expense of $577)				866	866
Net changes in unrecognized past service
Cost on employee benefit plans (net of income tax benefit of $109)				(163)	(163)
Common stock dividends	259,207	1,056	(1,056)		0
Stock-based compensation expense		21			21
Net Loss			(5,396)		(5,396)
Balance December 31, 2010	13,003,849	39,869	33,807	(406)	73,270

Net changes in unrealized loss on available for sale securities (net of income tax benefit of $307)				(461)	(461)
Net changes in unrecognized past service Cost on employee benefit plans (net of income tax expense of $2)				3	3
Common stock dividends	261,335	828	(828)		0
Stock-based compensation expense		10			10
Net Loss			(5,993)		(5,993)
Balance June 30, 2011 (Restated)	13,265,184	$40,707	$26,986	$(864)	$66,829

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
	Six Months Ended June 30,
(In thousands)	2011 (Restated)	2010
Cash Flows From Operating Activities:
Net (loss) income	$(5,993)	$957
Adjustments to reconcile net income: to cash provided by operating activities:
Provision for credit losses	10,051	2,150
Depreciation and amortization	907	1,133
Accretion of investment securities	(31)	(3)
Decrease in accrued interest receivable	112	219
Decrease in accrued interest payable	(62)	(142)
(Decrease) increase in unearned fees	(224)	(128)
Decrease in income taxes payable	(3,539)	(999)
Stock-based compensation expense	10	20
Decrease (increase) in accounts payable and accrued liabilities	615	(246)
Loss (gain) on sale of other real estate owned	44	(108)
(Gain) loss on sale of investment securities	0	(70)
Impairment loss on other real estate owned	1,122	1,226
Impairment loss on core deposit intangible	36	57
Impairment loss on investment securities	0	702
Impairment loss on goodwill	1,489	1,414
Gain on proceeds from life insurance	0	(174)
Increase in surrender value of life insurance	(264)	(255)
Loss (gain) on fair value option of financial liabilities	145	(624)
Loss on tax credit limited partnership interest	209	212
Net decrease in other assets	202	(50)
Net cash provided by operating activities	4,829	5,291

Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing deposits with banks	2,127	1,833
Redemption of correspondent bank stock	299	153
Purchases of available-for-sale securities	(6,546)	(10,160)
Maturities and calls of available-for-sale securities	8,014	8,495
Proceeds from sales of available-for-sale securities	0	14,701
Proceeds from life insurance settlement	0	846
Net decrease (increase) in loans	3,653	4,909
Investment in limited partnership	46	0
Net proceeds from settlement of other real estate owned	2,982	5,299
Capital expenditures for premises and equipment	(553)	(217)
Net cash provided by investing activities	10,022	25,859

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	30,263	10,917
Net (decrease) increase in certificates of deposit	(40,170)	11,180
Decrease in other borrowings	(7,000)	(3,000)
Proceeds from note payable	0	75
Net cash (used in) provided by financing activities	(16,907)	19,172

Net (decrease) increase in cash and cash equivalents	(2,056)	50,322
Cash and cash equivalents at beginning of period	98,430	29,229
Cash and cash equivalents at end of period	$96,374	$79,551

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

2.	Investment Securities Available for Sale and Other Investments

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of June 30, 2011 and December 31, 2010:

		Gross	Gross	Fair Value
(In thousands)	Amortized	Unrealized	Unrealized	(Carrying
June 30, 2011:	Cost	Gains	Losses	Amount)
U.S. Government agencies	$32,580	$1,374	$(1)	$33,953
U.S. Government agency CMO’s	6,027	514	(2)	6,539
Residential mortgage obligations	11,601	0	(2,751)	8,850
	$50,208	$1,888	$(2,754)	$49,342
December 31, 2010:
U.S. Government agencies	$32,486	$1,303	$(1)	$33,788
U.S. Government agency CMO’s	7,203	552	0	7,755
Residential mortgage obligations	11,955	0	(1,995)	9,960
	$51,644	$1,855	$(1,996)	$51,503

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

	June 30, 2011
		Fair Value
(In thousands)	Amortized Cost	(Carrying Amount)
Due in one year or less	$6,512	$6,531
Due after one year through five years	9,939	10,069
Due after five years through ten years	2,536	2,707
Due after ten years	13,593	14,646
Collateralized mortgage obligations	17,628	15,389
	$50,208	$49,342

There were no realized gains or realized losses on sales of available-for-sale securities during the six months ended June 30, 2011. There were realized gains of $518,000 and realized losses of $448,000 on sales of available-for-sale securities during the six months ended June 30, 2010. There were no other-than-temporary impairment losses on certain of the Company’s residential mortgage obligations (private label collateralized mortgage obligations) for the six months ended June 30, 2011. There were other-than-temporary impairment losses on certain of the Company’s residential mortgage obligations (private label collateralized mortgage obligations) totaling $702,000 for the six months ended June 30, 2010.

Securities that have been impaired less than 12 months at June 30, 2011 are comprised of one U.S. government agency security with a weighted average life of 2.7 years and one collateralized mortgage obligation with a weighted average life of 0.3 years. As of June 30, 2011, there were three residential mortgage obligations with a total weighted average life of 6.3 years that have been impaired for twelve months or more.

The following summarizes the total of impaired investment securities at June 30, 2011 (see discussion below for other than temporarily impaired securities included here):

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$131	$(1)	$0	$0	$131	$(1)
U.S. Government agency CMO’s	203	(2)	0	0	203	(2)
Residential mortgage
Obligations	0	0	8,850	(2,751)	8,850	(2,751)
Total impaired securities	$334	$(3)	$8,850	$(2,751)	$9,184	$(2,754)

Securities that have been impaired less than 12 months at June 30, 2010 are comprised of one U.S. government agency security with a weighted average life of 3.3 years and three collateralized mortgage obligations with a weighted average life of 1.8 years. As of June 30, 2010, there were three residential mortgage obligations and one other investment security with a total weighted average life of 3.3 years that have been impaired for twelve months or more.

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

At June 30, 2011, the Company had three non-agency collateralized mortgage obligations which have been impaired more than twelve months. The three non-agency collateralized mortgage obligations had an aggregate fair value of $8.9 million and unrealized losses of approximately $2.8 million at June 30, 2011. All three non-agency mortgage-backed securities were rated less than high credit quality at June 30, 2011. The Company evaluated  these three non-agency collateralized mortgage obligations for OTTI by comparing the present value of expected cash flows to previous estimates to determine whether there had been adverse changes in cash flows during the period. The OTTI evaluation was conducted utilizing the services of a third party specialist and consultant in MBS and CMO products. The cash flow assumptions used in the evaluation at June 30, 2011 utilized a discounted cash flow valuation technique using a “Liquidation Scenario” whereby loans are evaluated by delinquency and are assigned probability of default and loss factors deemed appropriate in the current economic environment. The liquidation scenarios assume that all loans 60 or more days past due are liquidated and losses are realized over a period of between six and twenty four months based upon current 3-month trailing loss severities obtained from financial data sources. As a result of the impairment evaluation, the Company determined that there had been adverse changes in cash flows in all three of the three non-agency collateralized mortgage obligations, and concluded that these three non-agency collateralized mortgage obligations were other-than-temporarily impaired. At June 30, 2011, the three CMO securities had cumulative other-than-temporary-impairment losses of $4.3 million, $2.8 million of which was recorded in other comprehensive loss. During the six months ended June 30, 2011, the company recorded no OTTI impairment expense on the three CMO securities. During the six months ended June 30, 2010, the company recorded OTTI impairment expense of $702,000 on the three CMO securities. These three non-agency collateralized mortgage obligations remained classified as available for sale at June 30, 2011.

The following table details the three non-agency collateralized mortgage obligations with other-than-temporary-impairment, their credit rating at June 30, 2011, the related credit losses recognized in earnings during the quarter, and impairment losses in other comprehensive loss:

	RALI 2006- QS1G A10	RALI 2006 QS8 A1	CWALT 2007- 8CB A9
	Rated D	Rated D	Rated CCC	Total
Amortized cost – before OTTI	$4,285	$1,292	$7,531	$13,108
Credit loss – Quarter ended June 30, 2011	(923)	(261)	(323)	(1,507)
Other impairment (OCI)	(648)	(206)	(1,897)	(2,751)
Carrying amount – June 30, 2011	$2,714	$825	$5,311	$8,850
Total impairment - June 30, 2011	$(1,571)	$(467)	$(2,220)	$(4,258)

The total other comprehensive loss (OCI) balance of $2.8 million in the above table is included in unrealized losses of 12 months or more at June 30, 2011.

The following table summarizes amounts related to credit losses recognized in earnings for the six months and quarters ended June 30, 2011 and 2010.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Beginning balance - credit losses	$1,631	$1,087	$1,795	$843
Additions:
Initial credit impairments	0	0	0	0
Subsequent credit impairments	0	458	0	702
Reductions:
For securities sold or credit losses realized on principal payments	(124)	(100)	(288)	(100)
Due to change in intent or requirement to sell	0	0	0	0
For increase expected in cash flows	0	0	0	0
Ending balance - credit losses	$1,507	$1,445	$1,507	$1,445

3.	Loans and Leases

Loans are comprised of the following:

(In thousands)	June 30, 2011 (Restated)	December 31, 2010
Commercial and business loans	$165,568	$154,624
Government program loans	3,674	4,600
Total commercial and industrial	$169,242	$159,224
Real estate – mortgage:
Commercial real estate	120,388	131,632
Residential mortgages	25,135	23,764
Home Improvement and Home Equity loans	2,177	2,385
Total real estate mortgage	147,700	157,781
RE construction and development	56,177	65,182
Agricultural	37,460	46,308
Installment	13,206	12,891
Lease financing	73	305
Total Loans	$423,858	$441,691

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

Real estate mortgage loans, representing 34.8% of total loans at June 30, 2011, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

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

Real estate construction and development loans, representing 13.3% of total loans at June 30, 2011, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 8.8% of total loans at June 30, 2011 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

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

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at June 30, 2011:

			Loans				Accruing
	Loans	Loans	90 or More				Loans 90 or
June 30, 2011 (000's) (Restated)	30-60 Days Past Due	61-89 Days Past Due	Days Past Due	Total Past Due Loans	Current Loans	Total Loans	More Days Past Due
Commercial and Business Loans	$1,220	$5,421	$5,242	$11,883	$153,685	$165,568	$881
Government Program Loans	3	5	341	349	3,325	3,674	59
Total Commercial and Industrial	1,223	5,426	5,583	12,232	157,010	169,242	940

Commercial Real Estate Term Loans	0	410	0	410	119,978	120,388	0
Single Family Residential Loans	453	0	340	793	24,342	25,135	0
Home Improvement and Home Equity Loans	163	37	18	218	1,960	2,177	0
Total Real Estate Mortgage	616	447	358	1,421	146,280	147,700	0

Total RE Construction and Development Loans	0	0	7,299	7,299	48,877	56,177	0

Total Agricultural Loans	0	0	0	0	37,460	37,460	0

Consumer Loans	200	68	0	268	12,648	12,916	0
Overdraft protection Lines	0	0	0	0	81	81	0
Overdrafts	0	0	0	0	209	209	0
Total Installment/other	200	68	0	268	12,938	13,206	0

Commercial Lease Financing	0	0	11	11	62	73	0

Total Loans	$2,039	$5,941	$13,251	$21,231	$402,627	$423,858	$940

Included in the loans above, are $20.8 million in nonaccrual loans of which $13.7 million are included in past due loans and $7.4 million are included in current loans. Nonaccrual loans which have been restructured and which are performing according to the terms of the restructure agreement, including those for which payments are due at maturity, are considered current in the above table.

The following is a summary of delinquent loans at December 31, 2010:

			Loans				Accruing
	Loans	Loans	90 or More				Loans 90 or
December 31, 2010 (000's)	30-60 Days Past Due	61-89 Days Past Due	Days Past Due	Total Past Due Loans	Current Loans	Total Loans	More Days Past Due
Commercial and Business Loans	$4,554	$443	$4,637	$9,634	$144,990	$154,624	$454
Government Program Loans	114	106	305	525	4,075	4,600	93
Total Commercial and Industrial	4,668	549	4,942	10,159	149,065	159,224	547

Commercial Real Estate Term Loans	0	0	1,405	1,405	130,227	131,632	0
Single Family Residential Loans	0	328	98	426	23,338	23,764	0
Home Improvement and Home Equity Loans	102	55	45	202	2,183	2,385	0
Total Real Estate Mortgage	102	383	1,548	2,033	155,748	157,781	0

Total RE Construction and Development Loans	4,004	3,395	1,630	9,029	56,153	65,182	0

Total Agricultural Loans	0	0	398	398	45,910	46,308	0

Consumer Loans	39	12	57	108	12,354	12,462	0
Overdraft protection Lines	0	0	0	0	74	74	0
Overdrafts	0	0	0	0	355	355	0
Total Installment/other	39	12	57	108	12,783	12,891	0

Commercial Lease Financing	0	0	0	0	305	305	0

Total Loans	$8,813	$4,339	$8,575	$21,727	$419,964	$441,691	$547

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

The following is a summary of nonaccrual loan balances at June 30, 2011 and December 31, 2010.

(000's)	June 30, 2011 (Restated)	December 31, 2010
Commercial and Business Loans	$6,521	$13,238
Government Program Loans	369	211
Total Commercial and Industrial	6,890	13,449

Commercial Real Estate Term Loans	1,300	1,405
Single Family Residential Loans	340	98
Home Improvement and Home Equity Loans	18	89
Total Real Estate Mortgage	1,658	1,592

Total RE Construction and Development Loans	12,243	16,003

Total Agricultural Loans	0	3,107

Consumer Loans	1	68
Overdraft protection Lines	0	0
Overdrafts	0	0
Total Installment/other	1	68

Commercial Lease Financing	0	175
Total Nonaccrual Loans	$20,792	$34,394

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

The following is a summary of impaired loans at June 30, 2011.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
June 30, 2011 (000's) (Restated)	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial and Business Loans	$15,822	$5,229	$3,756	$8,985	$615	$13,955
Government Program Loans	418	244	159	403	129	311
Total Commercial and Industrial	16,240	5,473	3,915	9,388	744	14,266

Commercial Real Estate Term Loans	6,778	3,055	3,546	6,601	294	6,453
Single Family Residential Loans	4,363	908	2,959	3,867	171	3,575
Home Improvement and Home Equity Loans	141	91	18	109	3	119
Total Real Estate Mortgage	11,282	4,054	6,523	10,577	468	10,147

Total RE Construction and Development Loans	21,417	5,019	9,761	14,779	885	20,616

Total Agricultural Loans	2,584	0	1,991	1,991	149	2,298

Consumer Loans	229	77	140	217	24	201
Overdraft protection Lines	0	0	0	0	0	0
Overdrafts	0	0	0	0	0	0
Total Installment/other	229	77	140	217	24	201

Commercial Leases Financing	0	0	0	0	0	91

Total Impaired Loans	$51,752	$14,623	$22,330	$36,953	$2,270	$47,619

The following is a summary of impaired loans at December 31, 2010.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
December 31, 2010 (000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial and Business Loans	$16,317	$520	$14,156	$14,676	$4,974	$10,338
Government Program Loans	317	179	32	211	32	307
Total Commercial and Industrial	16,634	699	14,188	14,887	5,006	10,645

Commercial Real Estate Term Loans	6,448	2,761	3,664	6,425	476	7,386
Single Family Residential Loans	3,660	443	2,916	3,359	241	3,528
Home Improvement and Home Equity Loans	143	93	45	138	27	101
Total Real Estate Mortgage	10,251	3,297	6,625	9,922	744	11,015

Total RE Construction and Development Loans	26,584	5,572	17,187	22,759	4,890	23,725

Total Agricultural Loans	4,143	160	2,947	3,107	686	4,141

Consumer Loans	150	148	0	148	0	255
Overdraft protection Lines	0	0	0	0	0	0
Overdrafts	0	0	0	0	0	0
Total Installment/other	150	148	0	148	0	255

Commercial Leases Financing	175	175	0	175	0	54

Total Impaired Loans	$57,937	$10,051	$40,947	$50,998	$11,326	$49,835

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

(in 000's)	June 30, 2011 (Restated)	December 31, 2010
Impaired loans	$36,953	$50,998
Classified loans not considered impaired	14,411	2,585
Total classified loans	$51,364	$53,583

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

The following quantifies TDR’s by type classified separately as accrual or nonaccrual at June 30, 2011.

	Number	Total	Nonaccrual TDR's	Accruing TDR's
(in thousands) (Restated)	TDR’s	June 30, 2011	June 30, 2011	June 30, 2011
Commercial and industrial	17	$4,594	$2,292	$2,302
Real estate - mortgage:
Commercial real estate	7	6,172	1,300	4,873
Residential mortgages	12	3,514	0	3,514
Home equity loans	4	108	18	90
Total real estate mortgage	23	9,794	1,318	8,477
RE construction & development	11	8,382	5,848	2,533
Agricultural	0	0	0	0
Installment/other	3	162	0	162
Lease financing	0	0	0	0
Total Loans	54	$22,932	$9,458	$13,474

The following quantifies TDR’s by type classified separately as accrual or nonaccrual at December 31, 2010.

	Number	Total	Nonaccrual TDR's	Accruing TDR's
(in thousands)	TDR’s	December 31, 2010	December 31, 2010	December 31, 2010
Commercial and industrial	13	$2,751	$1,359	$1,392
Real estate - mortgage:
Commercial real estate	6	5,019	0	5,019
Residential mortgages	11	3,261	0	3,261
Home equity loans	3	93	43	50
Total real estate mortgage	20	8,373	43	8,330
RE construction & development	13	13,730	10,978	2,752
Agricultural	0	0	0	0
Installment/other	2	80	0	80
Lease financing	0	0	0	0
Total Loans	48	$24,934	$12,380	$12,554

The Company makes various types of concessions when structuring TDR’s including rate reductions, payment extensions, and forbearance. At June 30, 2011, the Company had 54 restructured loans totaling $22.9 million as compared to 48 restructured loans total $24.9 million at December 31, 2010. At June 30, 2011, more than $8.4 million of the total $22.9 million in TDR’s was for real estate construction and development, and there was another $1.8 million and $875,000 related to real estate developers in commercial real estate and commercial and industrial, respectively at June 30, 2011. The majority of these credits are related to real estate construction projects that slowed significantly or stalled during the past several years, and the Company has sought to restructure the credits to allow the construction industry time to recover, and the developers time to finish projects at a slower pace which reflects current market conditions in the San Joaquin Valley. Concessions granted in these circumstances include lengthened maturity terms, lower lot release prices, or rate reductions that will enable the borrower to finish the construction projects and repay their loans to the Company. The downturn in the real estate construction market has been protracted, and although the Company has had some success in its restructuring efforts, it is difficult to conclude that we will be entirely successful in our efforts. Areas such as Bakersfield California have been slow to recover. During the six months ended June 30, 2011, no restructured loans were charged off or transferred to OREO. The Company may be required to make additional concessions in the future including lower lot release prices to allow borrowers to complete and sell construction units at lower prices currently reflected in the real estate market.

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

	Commercial
June 30, 2011	and Lease	Commercial
(000's) (Restated)	Financing	RE	Construction	Agricultural	Total
Grades 1and 2	$541	$0	$0	$0	$541
Grade 3	1,207	6,580	917	0	8,704
Grades 4 and 5 – pass	150,404	103,650	31,373	35,547	320,974
Grade 6 – special mention	6,778	4,181	11,419	0	22,378
Grade 7 – substandard	10,386	5,824	12,468	1,913	30,590
Grade 8 – doubtful	0	0	0	0	0
Total	$169,316	$120,235	$56,177	$37,460	$383,187

	Commercial
December 31, 2010	and Lease	Commercial
(000's)	Financing	RE	Construction	Agricultural	Total
Grades 1and 2	$990	$1,112	$0	$79	$2,181
Grade 3	302	6,786	937	0	8,025
Grades 4 and 5 – pass	134,058	113,515	33,082	41,597	322,252
Grade 6 – special mention	7,770	4,419	10,737	1,525	24,451
Grade 7 – substandard	16,409	5,800	20,426	3,107	45,742
Grade 8 – doubtful	0	0	0	0	0
Total	$159,529	$131,632	$65,182	$46,308	$402,651

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

	June 30, 2011 (Restated)				December 31, 2010
	Single family	Home			Single family	Home
(000's)	Residential	Improvement	Installment	Total	Residential	Improvement	Installment	Total
Not graded	$19,065	$2,047	$11,762	$32,874	$18,236	$2,225	$11,429	$31,890
Pass	4,336	112	1,284	5,732	3,964	22	1,313	5,299
Special Mention	0	0	0	0	195	0	0	195
Substandard	1,877	18	170	2,065	1,369	138	149	1,656
Total	$25,278	$2,177	$13,216	$40,671	$23,764	$2,385	$12,891	$39,040

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

An analysis of changes in the allowance for credit losses is as follows:

	Periods Ended
(In thousands)	June 30, 2011 (Restated)	December 31, 2010	June 30, 2010
Balance, beginning of year	$16,520	$15,016	$15,016
Provision charged to operations	10,051	12,475	2,150
Losses charged to allowance	(13,440)	(11,936)	(6,000)
Recoveries on loans previously charged off	748	965	891
Balance at end-of-period	$13,879	$16,520	$12,057

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

The following summarizes the activity in the allowance for credit losses by loan category for the six months ended June 30, 2011.

	Commercial	Real	RE
Six Months Ended	and	Estate	Construction		Installment	Lease
June 30, 2011 (in 000's) (Restated)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$8,209	$1,620	$5,763	$850	$49	$3	$26	$16,520
Provision for credit losses	5,791	281	3,966	(100)	36	103	(26)	10,051

Charge-offs	(6,897)	(406)	(5,480)	(537)	(20)	(100)		(13,440)
Recoveries	72	0	607	66	3	0		748
Net charge-offs	(6,825)	(406)	(4,873)	(471)	(17)	(100)	0	(12,692)

Ending balance	$7,175	$1,494	$4,856	$279	$68	$6	$0	$13,879
Period-end amount allocated to:
Loans individually evaluated for impairment	$652	$467	$978	$149	$23	$0	$0	$2,270
Loans collectively evaluated for impairment	6,523	,1,027	3,878	130	45	6	0	11,609
Ending balance	$7,175	$1,494	$4,856	$279	$68	$6	$0	$13,879

The following summarizes the activity in the allowance for credit losses by loan category for the three months ended June 30, 2011.

	Commercial	Real	RE
Three Months Ended	and	Estate	Construction		Installment	Lease
June 30, 2011 (in 000's) (Restated)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	8,337	$1,574	$6,059	$381	$80	$24	$290	$16,745
Provision for credit losses	5,621	300	3,668	(147)	5	4	(290)	9,161

Charge-offs	(6,826)	(379)	(5,478)	(1)	(18)	(22)	0	(12,724)
Recoveries	43	0	607	46	1	0	0	697
Net charge-offs	(6,783)	(379)	(4,871)	45	(17)	(22)	0	(12,027)

Ending balance	$7,175	$1,494	$4,856	$279	$68	$6	$0	$13,879

The following summarizes the activity in the allowance for credit losses by loan category for the six months ended June 30, 2010.

	Commercial	Real	RE
Six Months Ended	and	Estate	Construction		Installment	Lease
June 30, 2010 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$7,125	$1,426	$5,561	$334	$535	$35	$0	$15,016
Provision for credit losses	(1,610)	614	1,901	9	364	3	869	2,150

Charge-offs	(1,812)	(357)	(3,139)	0	(692)	0		(6,000)
Recoveries	865	0	10	11	5	0		891
Net charge-offs	(947)	(357)	(3,129)	11	(687)	0	0	(5,109)

Ending balance	$4,568	$1,683	$4,333	$354	$212	$38	$869	$12,057
Period-end amount allocated to:
Loans individually evaluated for impairment	1,334	867	2,634	135	150	0	0	5,120
Loans collectively evaluated for impairment	3,234	816	1,699	219	62	38	869	6,937
Ending balance	$4,568	$1,683	$4,333	$354	$212	$38	$869	$12,057

The following summarizes the activity in the allowance for credit losses by loan category for the three months ended June 30, 2010.

	Commercial	Real	RE
Three Months Ended	and	Estate	Construction		Installment	Lease
June 30, 2010 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$6,328	$1,654	$7,055	$344	$559	$25	$239	$16,204
Provision for credit losses	(985)	287	279	(1)	296	13	630	519

Charge-offs	(1,637)	(258)	(3,011)	0	(645)	0	0	(5,551)
Recoveries	862	0	10	11	2	0	0	885
Net charge-offs	(775)	(258)	(3,001)	11	(643)	0	0	(4,666)

Ending balance	$4,568	$1,683	$4,333	$354	$212	$38	$869	$12,057

The following summarizes information with respect to the loan balances at June 30, 2011 and December 31, 2010.

	June 30, 2011 (Restated)			December 31, 2010
	Loans	Loans		Loans	Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
(000's)	for Impairment	for Impairment	Loans	for Impairment	for Impairment	Loans
Commercial and Business Loans	$8,985	$156,583	$168,149	$14,676	$139,948	$154,624
Government Program Loans	403	3,271	3,686	211	4,389	4,600
Total Commercial and Industrial	9,388	159,854	171,835	14,887	144,337	159,224

Commercial Real Estate Loans	6,601	113,787	120,388	6,425	125,207	131,632
Residential Mortgage Loans	3,867	21,268	25,288	3,359	20,405	23,764
Home Improvement and Home Equity Loans	109	2,068	2,177	138	2,247	2,385
Total Real Estate Mortgage	10,577	137,123	147,853	9,922	147,859	157,781

Total RE Construction and Development Loans	14,779	41,397	59,476	22,759	42,423	65,182

Total Agricultural Loans	1,991	35,469	37,460	3,107	43,201	46,308

Total Installment Loans	218	12,989	13,216	148	12,743	12,891

Commercial Leases Financing	0	73	73	175	130	305

Total Loans	$36,953	$386,905	$423,858	$50,998	$390,693	$441,691

4.	Deposits

Deposits include the following:

(In thousands)	June 30, 2011	December 31, 2010
Noninterest-bearing deposits	$177,645	$139,690
Interest-bearing deposits:
NOW and money market accounts	171,406	181,061
Savings accounts	39,140	37,177
Time deposits:
Under $100,000	58,543	58,629
$100,000 and over	100,825	140,909
Total interest-bearing deposits	369,914	417,776
Total deposits	$547,559	$557,466

Total brokered deposits included in time deposits above	$54,244	$81,511

5.	Short-term Borrowings/Other Borrowings

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

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands except earnings per share data)	2011 (Restated)	2010	2011 (Restated)	2010
Net (loss) income available to common shareholders	$(6,349)	$515	$(5,993)	$957

Weighted average shares issued	13,265	13,265	13,265	13,265
Add: dilutive effect of stock options	0	0	0	0
Weighted average shares outstanding adjusted for potential dilution	13,265	13,265	13,265	13,265

Basic earnings per share	$(0.48)	$0.04	$(0.45)	$0.08
Diluted earnings per share	$(0.48)	$0.04	$(0.45)	$0.08
Anti-dilutive shares excluded from earnings per share calculation	215	215	215	209

9.	Income Taxes

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

	June 30, 2011 (Restated)		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
On-Balance sheet:
Financial Assets:
Cash and cash equivalents	$96,374	$96,374	$98,430	$98,430
Interest-bearing deposits	2,269	2,334	4,396	4,523
Investment securities	49,342	49,432	51,503	51,503
Loans	409,540	416,718	424,526	429,249
Cash surrender value of life insurance	15,757	15,757	15,493	15,493
Accrued interest receivable	2,040	2,134	2,152	2,152
Investment in bank stock	41	41	89	89
Financial Liabilities:
Deposits	547,559	547,402	557,466	557,240
Borrowings	25,000	24,977	32,000	31,996
Junior Subordinated Debt	10,912	10,912	10,646	10,646
Accrued Interest Payable	160	160	222	222

Off-Balance sheet:
Commitments to extend credit	--	--	--	--
Standby letters of credit	--	--	--	--

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of June 30, 2011 (in 000’s):

Description of Assets	June 30, 2011 (Restated)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. government agencies	33,953		33,953
U.S. government agency CMO’s	6,539		6,539
Residential mortgage obligations	8,850			$8,850
Total AFS securities	49,342		40,492	8,850
Impaired loans (1):
Commercial and industrial	2,165			2,165
Real estate mortgage	957			957
RE construction & development	6,323			6,323
Agricultural	68			68
Installment/Other	65			65
Total impaired loans	9,578			9,578
Other real estate owned	16,593			16,593
Investment in bank stock	41		41
Goodwill (1)	2,861			2,861
Core deposit intangibles (1)	226			226
Total	$78,641	$0	$40,533	$38,108

(1)	nonrecurring

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	$10,912			$10,912
Total	$10,912			$10,912

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

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the six months ended June 30, 2011 and 2010 (in 000’s):

	6/30/11	6/30/10
Reconciliation of Assets:	Private label residential mortgage obligations	Private label residential mortgage obligations
Beginning balance	$9,960	$9,714
Total gains or (losses) included in earnings	0	(702)
Total gains or (losses) included in other comprehensive income	(1,110)	700
Transfers in and/or out of Level 3	0	0
Ending balance	$8,850	$9,712

The amount of total gains or (losses) for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$0	$702

	6/30/11	6/30/10
Reconciliation of Liabilities:	Junior Sub Debt	Junior Sub Debt
Beginning balance	$10,646	$10,716
Total losses (gains) included in earnings (or changes in net assets)	145	(624)
Transfers in and/or out of Level 3	121	117
Ending balance	$10,912	$10,209
The amount of total losses (gains) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$145	$(624)

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

Investments – Available for sale securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data are not available for the last 30 days, a Level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level-2 pricing may include using a forward spread from the last observable trade or may use a proxy bond like a TBA mortgage to come up with a price for the security being valued. Changes in fair market value are recorded through other comprehensive loss as the securities are available for sale. At June 30, 2011 and December 31, 2010, the Company held three non-agency (private-label) collateralized mortgage obligations (CMO’s). Fair value of these securities (as well as review for other-than-temporary impairment) was performed by a third-party securities broker specializing in CMO’s using the discounted cash flow method. Fair value was based upon estimated cash flows which included assumptions about future prepayments, default rates, and the impact of credit risk on this type of investment security. Although the pricing of the CMO’s has certain aspects of Level 2 pricing, many of the pricing inputs are based upon unobservable assumptions of future economic trends and as a result the Company considers this to be Level 3 pricing.

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

14.	Restatement

Subsequent to the filing of the Company’s June 30, 2011 Quarterly Report on Form 10-Q, management determined that there was an error in the financial statements relating to accounting for the provision and allowance for loan losses.  This error, resulting from the misapplication of facts that came to light in the quarter ended June 30, 2011, was discovered following an examination by the Company’s regulatory agencies.  Certain loans or portions there-of were determined to be uncollectible and were charged-off against the allowance for loan loss and the assigned risk rating for a significant loan was determined to be in error.  The charge-offs and risk rating change resulted in an addition to the provision for credit losses.  The impact of the restatement is summarized below:

Effect of Restatement

	Three months Ended June 30, 2011			Six months Ended June 30, 2011
	($ in 000’s)			($ in 000’s)

	As Previously Reported	Change	As Restated	As Previously Reported	Change	As Restated
Income Statement
Provision for credit losses	3,530	5,631	9,161	4,420	5,631	10,051
Provision for income taxes	(1,282)	(2,317)	(3,599)	(1,232)	(2,317)	(3,549)
Net income (loss)	(3,035)	(3,314)	(6,349)	(2,679)	(3,314)	(5,993)
Earnings (loss) per share:
Basic	(0.23)	(0.25)	(0.48)	(0.20)	(0.25)	(0.45)
Diluted	(0.23)	(0.25)	(0.48)	(0.20)	(0.25)	(0.45)

	As of June 30, 2011
	($ in 000’s)

	As Previously Reported	Change	As Restated
Balance Sheet
Loans and Leases	429,913	(6,055)	423,858
Allowance for loan losses	(14,303)	424	(13,879)
Deferred income taxes - net	7,996	2,317	10,313
Total assets	658,963	(3,314)	655,649
Retained earnings	30,300	(3,314)	26,986
Total shareholders’ equity	70,143	(3,314)	66,829

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

Although residential real estate markets have shown signs of some improvement over the past year, the severe decline in residential construction and median home prices that began in 2008 continues to impact the Company’s operations with high levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. Growth in the U.S. economy has been disappointing during both the first and second quarters of 2011, and it is anticipated by many economists that the recovery will be more prolonged than was anticipated late in 2010. Economic forecasts have been scaled back due to weaker consumer spending and business investment, along with a widening trade deficit and unemployment rates that still remain above 9.0%. Although the Company continues its business development and expansion efforts throughout its market area, increased attention has been placed on reducing nonperforming assets and providing customers options to work through this difficult economic period. Options have included a combination of rate and term concessions, as well as forbearance agreements with borrowers. While the level of nonperforming loans remains high, total nonperforming loans have actually decreased to a balance of $34.3 million at June 30, 2011 compared to $46.9 million reported at December 31, 2010.

As a result of the continued economic downturn, particularly in the real estate market, the Company has experienced declines in the loan portfolio between 2010 and 2011. During the six months ended June 30, 2011, the Company only experienced increases in commercial and industrial loans, but between June 30, 2010 and June 30, 2011, decreases were experienced in all loan categories. The greatest decreases over the past year have been experienced in real estate construction and development loans, real estate mortgage loans, and agricultural loans, as the Company has reduced its exposure to real estate markets which have been hard hit during the economic downturn. Loans decreased $17.8 million between December 31, 2010 and June 30, 2011, and decreased $71.3 million between June 30, 2010 and June 30, 2011. Real estate construction and development loans decreased $9.0 million between December 31, 2010 and June 30, 2011, and decreased $36.9 million between June 30, 2010 and June 30, 2011, as real estate construction remains depressed in the San Joaquin Valley and California overall. Agricultural loans decreased $8.8 million between December 31, 2010 and June 30, 2011, due in large part to a single agricultural loan that matured during the first quarter of 2011.

Commercial real estate loans (a component of real estate mortgage loans) have grown as a percentage of total loans over the past year, amounting to 28.4%, 29.8%, and 26.4%, of the total loan portfolio at June 30, 2011, December 31, 2010, and June 30, 2010, respectively. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $25.1 million or 5.9% of the portfolio at June 30, 2011, 23.8 million or 5.4% of the portfolio at December 31, 2010, and $27.0 million or 5.5% of the portfolio at June 30, 2010. Loan participations, both sold and purchased, have declined over the past several years as lending originations have slowed significantly and the loan participation market with it. As a result, loan participations purchased have declined from $21.4 million or 4.3% of the portfolio at June 30, 2010, to $17.0 million or 3.9% of the portfolio at December 31, 2010, to $13.2 million or 3.0% of the portfolio at June 30, 2011. In addition, loan participations sold have declined from $15.6 million or 3.2% of the portfolio at June 30, 2010, to $8.9 million or 2.0% of the portfolio at December 31, 2010, to $8.2 million or 1.9% of the portfolio at June 30, 2011.

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

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the six months ended June 30, 2011. Total assets decreased approximately $22.6 million during the six months ended June 30, 2011, including a decrease of $17.8 million in loans, a decrease of $2.1 million in interest-bearing deposits in other banks, and a decrease of $3.5 million in OREO. Decreases of $7.0 million in FHLB term borrowings between December 31, 2010 and June 30, 2011 were compounded by decreases of $9.9 million in total net deposits. Increases of $38.0 million in noninterest-bearing deposits during the six months ended June 30, 2011 were more than offset by decreases of $40.2 million in time deposits, and decreases of $9.7 million in NOW and money market accounts. The decrease in time deposits during the six-month period was the result of Company’s continued efforts to reduce the level of brokered time deposits. Average loans comprised approximately 77% of overall average earning assets during the six months ended June 30, 2011, as compared to 84% of average earning assets during the six months ended June 30, 2010.

Nonperforming assets, which are primarily related to the real estate loan and property portfolio, remained high during the six months ended June 30, 2011, but decreased $16.2 million from a balance of $82.5 million at December 31, 2010 to a balance of $66.3 million at June 30, 2011. Nonaccrual loans totaling $20.8 million at June 30, 2011, decreased $13.6 million from the balance of $34.4 million reported at December 31, 2010. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Valuations on these loans and the underlying collateral continued to deteriorate during much of 2009, 2010, and 2011, resulting in increased charge-offs and levels of impaired loans. Impaired loans decreased $14.0 million during the six months ended June 30, 2011 to a balance of $37.0 million at June 30, 2011. Other real estate owned through foreclosure decreased $3.5 million between December 31, 2010 and June 30, 2011. During the six months ended June 30, 2011, write-downs on, and sales of, other real estate owned through foreclosure more than offset the $1.5 million in loans transferred to other real estate owned during the period. As a result of these events, nonperforming assets as a percentage of total assets decreased from 12.17% at December 31, 2010 to 10.11% at June 30, 2011.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for loan and lease losses and provision for credit losses for the periods shown.

(in thousands)	June 30, 2011 (Restated)	December 31, 2010	June 30, 2010
Provision for credit losses during period	$10,051	$12,475	$2,150
Allowance as % of nonperforming loans	41.71%	35.19%	38.24%

Nonperforming loans as % total loans	8.09%	10.63%	9.47%
Restructured loans as % total loans	5.41%	5.65%	5.88%

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Restructured loans were comprised of 51 loans totaling $22.9 million at June 30, 2011, compared to 48 loans totaling $24.9 million at December 31, 2010.

Provisions made to the allowance for credit losses, totaled $10.1 million during the six months ended June 30, 2011 as compared to $2.2 million for the six months ended June 30, 2010. Net loan and lease charge-offs during the six months ended June 30, 2011 totaled $12.7 million as compared to $5.1 million for the six months ended June 30, 2010, and $11.1 million for the year ended December 31, 2010. The Company charged-off, or had partial charge-offs on, approximately 39 loans during the six months ended June 30, 2011, compared to 21 loans during the six months ended June 30, 2010, and 74 loans during year ended December 31, 2010. The annualized percentage charge-offs to average loans were 6.0% and 2.1% for the six months ended June 30, 2011 and 2010, respectively, as compared to 2.2% for the year ended December 31, 2010.

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

 Results of Operations

For the six months ended June 30, 2011, the Company reported a net loss of $6.0 million or -$0.45 per share (-$0.45 diluted) as compared to net income of $957,000 or $0.07 per share ($0.07 diluted) for the six months ended June 30, 2010. For the quarter ended June 30, 2011, the Company reported a net loss of $6.3 million or -$0.48 per share (-$0.48 diluted) as compared to net income of $515,000 or $0.04 per share ($0.04 diluted) for the quarter ended June 30, 2010. The decrease in earnings between the two periods ended June 30, 2011 and 2010 is the result of a decrease in net interest income combined with increases in provisions for loan losses, and decreases in noninterest income.

The Company’s return on average assets was -1.81% for the six months ended June 30, 2011 as compared to 0.27% for the six months ended June 30, 2010, and was -3.82% for the quarter ended June 30, 2011 as compared to 0.29% for the quarter ended June 30, 2010.. The Bank’s return on average equity was -15.63% for the six months ended June 30, 2011 as compared to 2.49% for the same six-month period of 2010, and was -31.64% for the quarter ended June 30, 2011 as compared to 2.65% for the quarter ended June 30, 2010.

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

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ended June 30, 2011, the provision to the allowance for credit losses amounted to $10.1 million as compared to $2.2 million for the six months ended June 30, 2010. For the three months ended June 30, 2011, the provision to the allowance for credit losses amounted to $9.2 million as compared to $519,000 for the three months ended June 30, 2010. The amount provided to the allowance for credit losses during the first six months of 2011 brought the allowance to 3.28% of net outstanding loan balances at June 30, 2011, as compared to 3.75% of net outstanding loan balances at December 31, 2010, and 2.44% at June 30, 2010.

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

Financial Condition

Total assets decreased $22.6 million, or 3.33% to a balance of $655.6 million at June 30, 2011, from the balance of $678.2 million at December 31, 2010, and decreased $55.9 million or 7.86% from the balance of $711.9 million at June 30, 2010. Total deposits of $547.6 million at June 30, 2011 decreased $9.9 million, or 1.78% from the balance reported at December 31, 2010, and decreased $36.2 million, or 6.20% from the balance of $583.8 million reported at June 30, 2010. Cash and cash equivalents decreased $2.1 million or 2.09% between December 31, 2010 and June 30, 2011, loans decreased $17.8 million, or 4.04% to a balance of $423.9 million, and investment securities decreased by $2.2 million, or 4.20% during that six-month period of 2011.

Earning assets averaged approximately $564.0 million during the six months ended June 30, 2011, as compared to $610.7 million for the same six-month period of 2010. Average interest-bearing liabilities decreased to $421.4 million for the six months ended June 30, 2011, from $494.3 million reported for the comparative six-month period of 2010.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $423.9 million at June 30, 2011, a decrease of $17.8 million or 4.04% when compared to the balance of $441.7 million at December 31, 2010, and a decrease of $71.3 million or 14.41% when compared to the balance of $495.2 million reported at June 30, 2010. Loans on average decreased $77.9 million or 15.21% between the six-month periods ended June 30, 2010 and June 30, 2011, with loans averaging $434.3 million for the six months ended June 30, 2011, as compared to $512.2 million for the same six-month period of 2010.

During the first six months of 2011, decreases were experienced in all loan categories except commercial and industrial loans, and installment loans. The largest decrease was in real estate mortgage loans which decreased $10.1 million during the first six months of 2011. Agricultural loans decreased $8.8 million between December 31, 2010 and June 30, 2011, as a result of a single large agricultural loan paying off during the first quarter of 2011.

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

Table 5. Loans

	June 30, 2011 (Restated)		December 31, 2010
	Dollar	% of	Dollar	% of	Net	%
(In thousands)	Amount	Loans	Amount	Loans	Change	Change
Commercial and industrial	$169,242	40.0%	$159,224	36.0%	$10,081	6.29%
Real estate – mortgage	147,699	34.8%	157,781	35.7%	(10,082)	-6.39%
RE construction & development	56,177	13.3%	65,182	14.8%	(9,005)	-13.82%
Agricultural	37,460	8.8%	46,308	10.5%	(8,848)	-19.11%
Installment/other	13,207	3.1%	12,891	2.9%	316	2.45%
Lease financing	73	0.0%	305	0.1%	(232)	-76.20%
Total Gross Loans	$423,858	100.0%	$441,691	100.0%	$(17,833)	-4.04%

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
The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors, including economic factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss”. Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss. At June 30, 2011 problem graded or “classified” loans totaled $51.4 million or 12.1% of gross loans as compared to $53.6 million or 12.1% of gross loans at December 31, 2010.

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

	June 30,	December 31,
(in 000's)	2011 (Restated)	2010
Specific allowance – impaired loans	$2,270	$11,326
Formula allowance – classified loans not impaired	3,884	394
Formula allowance – special mention loans	320	493
Total allowance for special mention and classified loans	6,484	12,213

Formula allowance for pass loans	7,395	4,281
Unallocated allowance	01	26
Total allowance for loan losses	$13,879	$16,520

Impaired loans	36,953	$50,998
Classified loans not considered impaired	14,411	2,585
Total classified loans	$51,364	$53,583
Special mention loans	$10,960	$24,645

Impaired loans decreased approximately $14.0 million between December 31, 2010 and June 30, 2011. The specific allowance related to those impaired loans decreased $9.2 million between December 31, 2010 and June 30, 2011. Reductions in impaired loans and the related allowance during the first six months of 2011 are in part the result of transfers of $1.5 million in impaired loans to other real estate owned through foreclosure during the period. The formula allowance related to loans that are not impaired (special mention and substandard) increased approximately $3.3 million between December 31, 2010 and June 30, 2011, as the result of increases in the loan loss factors assigned to those loan categories. The level of “pass” loans has declined approximately $2.6 million between December 31, 2010 and June 30, 2011, while the related formula allowance increased $3.1 million during the period as the result of increases in the loan loss factors assigned to "pass" loans as determined under migration analysis.

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

At June 30, 2011 and 2010, the Company's recorded investment in impaired loans totaled $37.0 million and $46.7 million, respectively. Included in total impaired loans at June 30, 2011, are $22.3 million of impaired loans for which the related specific allowance is $2.2 million, as well as $14.6 million of impaired loans that as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at June 30, 2010 included $31.9 million of impaired loans for which the related specific allowance is $5.1 million, as well as $14.8 million of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $47.7 million during the first six months of 2011 and $50.8 million during the first six months of 2010. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. For the six months ended June 30, 2011 and 2010, the Company recognized $307,000 and $279,000, respectively, in income on such loans. At June 30, 2011, included in impaired loans, are troubled debt restructures totaling $22.9 million. Of the $22.9 million in troubled debt restructures at June 30, 2011, $9.5 million are on nonaccrual status. Troubled debt restructures on accrual status totaling $13.5 million are current with regards to payments, and are performing according to the modified contractual terms.

The largest category in impaired loans between December 31, 2010 and June 30, 2011 has been in real estate construction loans, with that loan category comprising 42% and 45% of total impaired loans at June 30, 2011 and December 31, 2010, respectively. The balance of impaired construction loans has decreased approximately $8.0 million since December 31, 2010, due in part to net charge-offs of $2.1 million in impaired construction loans during the first six months of 2011. Specific reserve related to construction loans decreased $4.0 million during the six months ended June 30, 2011. Impaired loans classified as commercial and industrial decreased $5.5 million during the six months ended June 30, 2011. Of the $12.0 million in commercial and industrial impaired loans reported at June 30, 2011, approximately $4.8 million or 39.8% are secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at June 30, 2011, approximately $33.6 million or 78.0% are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, and developing that land if required, and to develop real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at June 30, 2011 and December 31, 2010.

	Balance	Reserve	Balance	Reserve
(in 000’s) (Restated)	6/30/2011	6/30/2011	12/31/2010	12/31/2010
Commercial and industrial	$9,388	$744	$14,887	$5,005
Real estate – mortgage	10,577	468	9,922	744
RE construction & development	14,779	885	22,759	4,891
Agricultural	1,991	149	3,107	686
Installment/other	217	24	148	0
Lease financing	0	0	175	0
Total Impaired Loans	$36,953	$2,270	$50,998	$11,326

Included in impaired loans are loans modified in troubled debt restructurings (“TDR’s”), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDR’s including rate reductions, payment extensions, and forbearance. At June 30, 2011, more than $8.4 million of the total $22.9 million in TDR’s was for real estate construction and development, and there was another $1.8 million and $942,000 related to those developers in commercial real estate and commercial and industrial, respectively at June 30, 2011.

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

	Total TDR's	Nonaccrual TDR's	Accruing TDR's
(in thousands) (Restated)	June 30, 2011	June 30, 2011	June 30, 2011
Commercial and industrial	$4,594	$2,292	$2,302
Real estate - mortgage:
Commercial real estate	6,172	1,300	4,873
Residential mortgages	3,514	0	3,514
Home equity loans	108	18	90
Total real estate mortgage	9,794	1,318	8,477
RE construction & development	8,382	5,848	2,533
Agricultural	0	0	0
Installment/other	162	0	162
Lease financing	0	0	0
Total Troubled Debt Restructurings	$22,932	$9,458	$13,474

	Total TDR's	Nonaccrual TDR's	Accruing TDR's
(in thousands)	Dec 31, 2010	Dec 31, 2010	Dec 31, 2010
Commercial and industrial	$2,751	$1,359	$1,392
Real estate - mortgage:
Commercial real estate	5,019	0	5,019
Residential mortgages	3,261	0	3,261
Home equity loans	93	43	50
Total real estate mortgage	8,373	43	8,330
RE construction & development	13,730	10,978	2,752
Agricultural	0	0	0
Installment/other	80	0	80
Lease financing	0	0	0
Total Troubled Debt Restructurings	$24,934	$12,380	$12,554

Of the $22.9 million in total TDR’s at June 30, 2011, $9.5 million were on nonaccrual status at period-end. Of the $24.9 million in total TDR’s at December 31, 2010, $12.4 million were on nonaccrual status at period-end. As of June 30, 2011, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

The following table summarizes special mention loans by type for the six months ended June 30, 2011 and December 31, 2010.

(in thousands)	June 30, 2011 (Restated)	Dec 31, 2010
Commercial and industrial	$6,778	$7,769
Real estate - mortgage:
Commercial real estate	4,181	4,419
Residential mortgages	0	195
Home equity loans	0	0
Total real estate mortgage	4,181	4,614
RE construction & development	11,420	10,737
Agricultural	0	1,525
Installment/other	0	0
Lease financing	0	0
Total Special Mention Loans	$22,379	$24,645

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing as well as indications that the economy will continue to suffer in the near future as a result of sub-prime lending problems, a weakened real estate market, and tight credit markets. As a result of these conditions, the Company has placed increased emphasis on reducing both the level of nonperforming assets and the level of losses taken, if any, on the disposition of these assets if required It has been in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to diminish the impact on an already depressed real estate market. As part of this strategy, the Company has increased its level of troubled debt restructurings, when it makes economic sense. Both business and consumer spending have slowed during the past several quarters, and current GDP projections for the next year have softened significantly. It is difficult to determine to what degree the Federal Reserve will adjust short-term interest rates in its efforts to influence the economy, or what magnitude government economic support programs will reach. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. Local markets, as well as the state and the nation, have experienced adverse economic trends during the past several years, including significant deterioration of residential real estate markets. Although the local area residential housing markets have been hit hard, they continue to perform better than other parts of the state, which should bode well for sustained, but slower growth in the Company’s market areas of Fresno and Madera, Kern, and Santa Clara Counties. Local unemployment rates in the San Joaquin Valley remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates have increased recently as the national economy has declined. It is difficult to predict what impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state. Management recognizes increased risk of loss due to the Company's exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the six-month periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity

	June 30,	June 30,
(In thousands)	2011 (Restated)	2010

Total loans outstanding at end of period before deducting allowances for credit losses	$423,436	$494,463
Average net loans outstanding during period	434,307	512,216

Balance of allowance at beginning of period	16,520	15,016
Loans charged off:
Real estate	(5,859)	(4,777)
Commercial and industrial	(7,418)	(530)
Lease financing	(100)	(0)
Installment and other	(147)	(693)
Total loans charged off	(13,440)	(6,000)
Recoveries of loans previously charged off:
Real estate	132	10
Commercial and industrial	596	876
Lease financing	0	0
Installment and other	3	5
Total loan recoveries	748	891
Net loans charged off	(12,693)	(5,109)

Provision charged to operating expense	10,051	2,150
Balance of allowance for credit losses at end of period	$13,879	$12,057

Net loan charge-offs to total average loans (annualized)	5.89%	2.01%
Net loan charge-offs to loans at end of period (annualized)	6.04%	2.08%
Allowance for credit losses to total loans at end of period	3.28%	2.44%
Net loan charge-offs to allowance for credit losses (annualized)	184.44%	85.45%
Net loan charge-offs to provision for credit losses (annualized)	126.29%	237.63%

Net loan charge-offs increased during the six months ended June 30, 2011 when compared to the six months ended June 30, 2010 as collateral-based impaired loans were charged down to appraised values as other means of repayment became less likely under current economic conditions. Loan charge-offs of $13.4 million experienced during the six months ended June 30, 2011 included full or partial charge-offs of $12.5 million in impaired loans, $11.8 million of which were taken during the second quarter of 2011.

At June 30, 2011 and 2010, $157,000 and $195,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities. Management believes that the 3.28% credit loss allowance at June 30, 2011 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio.

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

Table 8. Nonperforming Assets
	June 30,	December 31,
(In thousands)	2011 (Restated)	2010
Nonaccrual Loans	$20,792	$34,394
Restructured Loans (1)	13,473	12,554
Total nonperforming loans	34,265	46,948
Other real estate owned	32,042	35,580
Total nonperforming assets	$66,307	$82,528

Loans past due 90 days or more, still accruing	$940	$547
Nonperforming loans to total gross loans	8.07%	10.63%
Nonperforming assets to total assets	10.11%	12.17%
Allowance for loan losses to nonperforming loans	40.55%	35.19%

(1) Included in nonaccrual loans at June 30, 2011 and December 31, 2010 are restructured loans totaling $9.58 million and $12.4 million, respectively.

Non-performing assets have decreased between December 31, 2010 and June 30, 2011, declining $16.3 million between the two periods, as nonperforming loans are transferred to other real estate owned through foreclosure and are disposed of or written down to allow the Company to more aggressively sell the properties. Nonaccrual loans decreased $13.6 million between December 31, 2010 and June 30, 2011, with construction loans comprising approximately 59% of total nonaccrual loans at June 30, 2011. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans increased from 35.19% at December 31, 2010 to 40.55% at June 30, 2011.

Nonaccrual Loans (in 000's):	Balance June 30, 2011 (Restated)	Balance December 31, 2010	Change from December 31, 2010
Commercial and industrial	$6,890	$13,449	$(6,599)
Real estate - mortgage	1,658	1,592	65
RE construction & development	12,243	16,003	(3,760)
Agricultural	0	3,107	(3,107)
Installment/other	1	68	(67)
Lease financing	0	175	(175)
Total Nonaccrual Loans	$20,792	$34,394	$(13,643)

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

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At June 30, 2011, the Bank had 62.5% of total assets in the loan portfolio and a loan to deposit ratio of 77.3%, as compared to 65.1% of total assets in the loan portfolio and a loan to deposit ratio of 79.2% at December 31, 2010. Liquid assets at June 30, 2011 include cash and cash equivalents totaling $96.4 million as compared to $98.4 million at December 31, 2010. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $269.2 million at June 30, 2011.

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

The following table sets forth the Company’s and the Bank's actual capital positions at June 30, 2011, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank		To be Well Capitalized under Prompt Corrective
	Actual	Actual	Minimum	Action
	Capital Ratios	Capital Ratios	Capital Ratios	Provisions
Total risk-based capital ratio	13.39%	14.04%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	12.12%	12.77%	5.00%	6.00%
Leverage ratio	9.772%	9.85%	4.00%	5.00%

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

The material weakness contributed to a material change in the provision for loan losses and the allowance for loan losses, as well as impairment losses for OREO, reflected in our earnings reported as of December 31, 2010.  As of June 30, 2011 the material weakness had not yet been fully remediated, which contributed to the errors and revisions in this amended Form 10Q/A.

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

Management anticipates that these remedial actions will strengthen the Company’s internal control over financial reporting and will, over time, address the material weakness that was identified as of December 31, 2010 and June 30, 2011.  Because some of these remedial actions will take place on a quarterly basis, their successful implementation will continue to be evaluated before management is able to conclude that the material weakness has been remediated. The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts.

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

Item 3. Not applicable

Item 4. (Removed/reserved)

Item 5. Not applicable

Item 6. Exhibits:

(a)	Exhibits:

11	Computation of Earnings per Share*
31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Security Bancshares

Date: November 22, 2011	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Ken L. Donahue
Ken L. Donahue
Executive Vice President and
Chief Administrative Officer