Form 10-Q/A
period 2011-09-30
UNITED SECURITY BANCSHARES
filed 2011-12-19
CIK 1137547

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

Facing Page

This Amendment No. 1 to Form 10-Q (Amendment No. 1) is being filed by the Company to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the United States Securities and Exchange Commission (SEC) on November 21, 2011 (the Initial Form 10-Q).  This Amendment No. 1 is required to correct clerical errors identified by the company subsequent to filing the Initial Form 10-Q.   In addition to other nominal rounding errors which have been corrected, due to a footing error on the Consolidated Statement of Comprehensive Income, Comprehensive Income changed from $4,754 to $1,440.

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

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands except shares and EPS)	2011	2010	2011	2010
Interest Income:
Loans, including fees	$6,378	$7,283	$19,235	$22,592
Investment securities – AFS – taxable	507	627	1,644	2,197
Investment securities – AFS – nontaxable	0	15	0	44
Federal funds sold	0	21	0	36
Interest on deposits in FRB	43	8	137	11
Interest on deposits in other banks	9	10	29	30
Total interest income	6,937	7,964	21,045	24,910
Interest Expense:
Interest on deposits	615	1,045	2,051	3,266
Interest on other borrowings	82	96	250	281
Total interest expense	697	1,141	2,301	3,547
Net Interest Income Before
Provision for Credit Losses	6,240	6,823	18,744	21,363
Provision for Credit Losses	2,446	1,226	12,497	3,376
Net Interest Income	3,794	5,597	6,247	17,987
Noninterest Income:
Customer service fees	956	940	2,717	2,904
Increase in cash surrender value of bank-owned life insurance	143	142	424	414
(Loss) gain on sale of other real estate owned	(85)	(11)	(129)	97
Gain (loss) on sale of securities	11	(1)	11	69
Gain (loss) on sale of loans	0	(2)	0	509
Gain on fair value of financial liability	1,923	221	1,778	845
Other	342	179	791	620
Total noninterest income	3,290	1,468	5,592	5,458
Noninterest Expense:
Salaries and employee benefits	2,263	2,241	6,804	6,629
Occupancy expense	864	949	2,666	2,823
Data processing	14	26	57	58
Professional fees	642	598	2,061	1,617
FDIC/DFI insurance assessments	366	559	1,354	1,465
Director fees	57	59	173	176
Amortization of intangibles	151	193	471	594
Correspondent bank service charges	73	79	227	237
Impairment loss on core deposit intangible	0	0	36	57
Impairment loss on goodwill	0	0	1,489	1,414
Impairment loss on investment securities (cumulative total other-than-temporary loss of $4.1 million, net of $2.4 million recognized in other comprehensive loss, pre-tax)	308	386	308	1,088
Impairment loss on OREO	885	483	2,007	1,709
Loss on California tax credit partnership	104	106	313	318
OREO expense	1,783	197	2,734	964
Other	633	704	1,740	1,804
Total noninterest expense	8,143	6,580	22,440	20,953
(Loss) Income Before Taxes on Income	(1,059)	485	(10,601)	2,492
Provision (Benefit) for Taxes on Income	401	74	(3,148)	1,124
Net (Loss) Income	$(1,460)	$411	$(7,453)	$1,368
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, and past service costs of employee benefit plans – net of income tax (benefit) expense of $14, $193, $(292), and $957	20	290	(438)	1,435
Comprehensive (Loss) Income	$(1,440)	$701	$(7,891)	$2,803
Net (Loss) Income per common share
Basic	$(0.11)	$0.03	$(0.56)	$0.10
Diluted	$(0.11)	$0.03	$(0.56)	$0.10
Shares on which net income per common shares were based
Basic	13,397,847	13,397,847	13,397,847	13,397,847
Diluted	13,397,847	13,397,847	13,397,847	13,397,847

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock	Common stock		Accumulated Other
	Number		Retained	Comprehensive
(In thousands except shares)	of Shares	Amount	Earnings	Income (Loss)	Total
Balance January 1, 2010	12,496,499	$37,575	$40,499	$(2,253)	$75,821

Net changes in unrealized loss on available for sale securities (net of income tax expense of $958)				1,436	1,436
Net changes in unrecognized past service
Cost on employee benefit plans (net of income tax expense of $1)				(2)	(2)
Common stock dividends	378,598	1,769	(1,769)		0
Stock-based compensation expense		31			31
Net Income			1,368		1,368
Balance September 30, 2010	12,875,097	39,375	40,098	(819)	78,654

Net changes in unrealized loss on available for sale securities (net of income tax expense of $382)				574	574
Net changes in unrecognized past service
Cost on employee benefit plans (net of income tax benefit of $107)				(161)	(161)
Common stock dividends	128,752	484	(484)		0
Stock-based compensation expense		10			10
Net Loss			(5,807)		(5,807)
Balance December 31, 2010	13,003,849	39,869	33,807	(406)	73,270

Net changes in unrealized loss on available for sale securities (net of income tax benefit of $295)				(441)	(441)
Net changes in unrecognized past service
Cost on employee benefit plans (net of income tax expense of $3)				4	4
Common stock dividends	393,998	1,246	(1,246)		0
Stock-based compensation expense		14			14
Net Loss			(7,453)		(7,453)
Balance September 30, 2011	13,397,847	$41,129	$25,108	$(843)	$65,394

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

The following is a summary of nonaccrual loan balances at September 30, 2011 and December 31, 2010.

	September 30,	December 31,
(000's)	2011	2010
Commercial and Business Loans	$5,492	$13,238
Government Program Loans	362	211
Total Commercial and Industrial	5,854	13,449

Commercial Real Estate Term Loans	4,267	1,405
Single Family Residential Loans	339	98
Home Improvement and Home Equity Loans	16	89
Total Real Estate Mortgage	4,622	1,592

Total RE Construction and Development Loans	10,210	16,003

Total Agricultural Loans	0	3,107

Consumer Loans	12	68
Overdraft protection Lines	0	0
Overdrafts	0	0
Total Installment/other	12	68

Commercial Lease Financing	0	175
Total Nonaccrual Loans	$20,698	$34,394

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

The following table illustrates TDR activity for the periods indicated:

	Nine Months Ended			Three Months Ended
	September 30, 2011			September 30, 2011

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings

Commercial and Business Loans	5	$2,240	$1,796	0	$0	$0
Government Program Loans	0	0	0	0	0	0
Commercial Real Estate Term Loans	2	3,329	3,223	1	1,924	1,500
Single Family Residential Loans	2	852	852	1	525	523
Home Improvement and Home Equity Loans	0	0	0	0	0	0
RE Construction and Development Loans	0	0	0	0	0	0
Agricultural Loans	0	0	0	0	0	0
Consumer Loans	2	130	103	0	0	0
Overdraft protection Lines	0	0	0	0	0	0
Commercial Lease Financing	0	0	0	0	0	0
Total Loans	11	$6,551	$5,974	2	$2,449	$2,023

	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that Defaulted

Commercial and Business Loans	2	$22	0	$0
Government Program Loans	0	0	0	0
Commercial Real Estate Term Loans	0	0	0	0
Single Family Residential Loans	1	327	0	0
Home Improvement and Home Equity Loans	0	0	0	0
RE Construction and Development Loans	0	0	0	0
Agricultural Loans	0	0	0	0
Consumer Loans	1	16	0	0
Overdraft protection Lines	0	0	0	0
Commercial Lease Financing	0	0	0	0
Total Loans	4	$365	0	$0

The following quantifies TDR’s by type classified separately as accrual or nonaccrual at September 30, 2011.

		Total	Nonaccrual TDR's	Accruing TDR's
(in thousands)	Number TDR’s	Sept 30, 2011	Sept 30, 2011	Sept 30, 2011
Commercial and industrial	11	$2,822	$1,273	$1,549
Real estate - mortgage:
Commercial real estate	7	7,129	2,771	4,358
Residential mortgages	12	3,492	0	3,492
Home equity loans	3	88	16	72
Total real estate mortgage	22	10,709	2,787	7,922
RE construction & development	8	6,243	3,816	2,427
Agricultural	0	0	0	0
Installment/other	3	159	0	159
Lease financing	0	0	0	0
Total Loans	44	$19,933	$7,876	$12,057

The following quantifies TDR’s by type classified separately as accrual or nonaccrual at December 31, 2010.

		Total	Nonaccrual TDR's	Accruing TDR's
(in thousands)	Number TDR’s	December 31, 2010	December 31, 2010	December 31, 2010
Commercial and industrial	13	$2,751	$1,359	$1,392
Real estate - mortgage:
Commercial real estate	6	5,019	0	5,019
Residential mortgages	11	3,261	0	3,261
Home equity loans	3	93	43	50
Total real estate mortgage	20	8,373	43	8,330
RE construction & development	13	13,730	10,978	2,752
Agricultural	0	0	0	0
Installment/other	2	80	0	80
Lease financing	0	0	0	0
Total Loans	48	$24,934	$12,380	$12,554

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

An analysis of changes in the allowance for credit losses is as follows:

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
(In thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Balance, beginning of year	$16,520	$15,016	$13,879	$12,057
Provision charged to operations	12,497	3,376	2,446	1,226
Losses charged to allowance	(15,865)	(6,329)	(2,442)	(329)
Recoveries on loans previously charged off	784	912	53	21
Balance at end-of-period	$13,936	$12,975	$13,936	$12,975

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

The following summarizes the activity in the allowance for credit losses by loan category for the nine months ended September 30, 2011.

	Commercial	Real	RE
Nine Months Ended	and	Estate	Construction		Installment	Lease
September 30, 2011 (in 00's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$8,209	$1,620	$5,763	$850	$49	$3	$26	$16,520
Provision for credit losses	7,329	456	3,962	(81)	225	103	503	12,497

Charge-offs	(7,863)	(425)	(6,734)	(538)	(199)	(106)		(15,865)
Recoveries	551	26	133	66	8	0		784
Net charge-offs	(7,312)	(399)	(6,601)	(472)	(191)	(106)	0	(15,081)

Ending balance	$8,226	$1,677	$3,124	$297	$83	$0	$529	$13,936
Period-end amount allocated to:
Loans individually evaluated for impairment	$314	$832	$80	$149	$11	$0	$0	$1,386
Loans collectively evaluated for impairment	7,912	845	3,044	148	72	0	529	12,550
Ending balance	$8,226	$1,677	$3,124	$297	$83	$0	$529	$13,936

The following summarizes the activity in the allowance for credit losses by loan category for the three months ended September 30, 2011.

	Commercial	Real	RE
Three Months Ended	and	Estate	Construction		Installment	Lease
Sept 30, 2011 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$7,175	$1,494	$4,856	$279	$68	$7	$0	$13,879
Provision for credit losses	1,538	176	(4)	19	189	(1)	529	2,446

Charge-offs	(983)	(19)	(1,254)	(1)	(179)	(6)	-	(2,442)
Recoveries	496	26	(474)	0	5	0	0	53
Net charge-offs	(487)	7	(1,728)	(1)	(174)	(6)	-	(2,389)

Ending balance	$8,226	$1,677	$3,124	$297	$83	$0	$529	$13,936

The following summarizes the activity in the allowance for credit losses by loan category for the nine months ended September 30, 2010.

	Commercial	Real	RE
Nine Months Ended	and	Estate	Construction		Installment	Lease
Sept 30, 2010 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$7,125	$1,426	$5,561	$334	$535	$35	$0	$15,016
Provision for credit losses	(633)	521	2,494	563	363	54	14	3,376

Charge-offs	(1,923)	(487)	(3,147)	0	(703)	(69)		(6,329)
Recoveries	877	0	10	11	14	0		912
Net charge-offs	(1,046)	(487)	(3,137)	11	(689)	(69)	0	(5,417)

Ending balance	$5,446	$1,460	$4,918	$908	$209	$20	$14	$12,975
Period-end amount allocated to:
Loans individually evaluated for impairment	2,248	626	3,632	689	150	12	0	7,357
Loans collectively evaluated for impairment	3,198	834	1,286	219	59	8	14	5,618
Ending balance	$5,446	$1,460	$4,918	$908	$209	$20	$14	$12,975

The following summarizes the activity in the allowance for credit losses by loan category for the three months ended September 30, 2010.

	Commercial	Real	RE
Three Months Ended	and	Estate	Construction		Installment	Lease
Sept 30, 2010 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$4,568	$1,683	$4,333	$354	$212	$38	$869	$12,057
Provision for credit losses	977	(93)	593	554	(1)	51	(855)	1,226

Charge-offs	(111)	(130)	(8)	0	(11)	(69)	0	(329)
Recoveries	12	0	0	0	9	0	0	21
Net charge-offs	(99)	(130)	(8)	0	(2)	(69)	0	(308)

Ending balance	$5,446	$1,460	$4,918	$908	$209	$20	$14	$12,975

The following summarizes information with respect to the loan balances at September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
	Loans	Loans		Loans	Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
(000's)	for Impairment	for Impairment	Loans	for Impairment	for Impairment	Loans
Commercial and Business Loans	$7,218	$157,419	$164,637	$14,676	$139,948	$154,624
Government Program Loans	362	2,948	3,310	211	4,389	4,600
Total Commercial and Industrial	7,580	160,367	167,947	14,887	144,337	159,224

Commercial Real Estate Loans	8,628	110,666	119,294	6,425	125,207	131,632
Residential Mortgage Loans	3,841	21,199	25,040	3,359	20,405	23,764
Home Improvement and Home Equity Loans	88	1,986	2,074	138	2,247	2,385
Total Real Estate Mortgage	12,557	133,851	146,408	9,922	147,859	157,781

Total RE Construction and Development Loans	12,642	40,719	53,361	22,759	42,423	65,182

Total Agricultural Loans	1,947	34,664	36,611	3,107	43,201	46,308

Total Installment Loans	227	12,872	13,099	148	12,743	12,891

Commercial Leases Financing	4	14	18	175	130	305

Total Loans	$34,957	$382,487	$417,444	$50,998	$390,693	$441,691

4.	Deposits

Deposits include the following:

	September 30, December 31,
(In thousands)	2011	2010
Noninterest-bearing deposits	$201,416	$139,690
Interest-bearing deposits:
NOW and money market accounts	169,241	181,061
Savings accounts	39,762	37,177
Time deposits:
Under $100,000	56,955	58,629
$100,000 and over	94,982	140,909
Total interest-bearing deposits	360,940	417,776
Total deposits	$562,356	$557,466

Total brokered deposits included in time deposits above	$48,457	$81,511

5.	Short-term Borrowings/Other Borrowings

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors, including economic factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss”. Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss. At September 30, 2011 problem graded or “classified” loans totaled $47.4 million or 11.36% of gross loans as compared to $53.6 million or 12.15 % of gross loans at December 31, 2010.

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

United Security Bancshares

Date: December 16 , 2011	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Ken L Donahue
Ken L. Donahue
Executive Vice President and
Chief Administrative Officer