Form 10-K
period 2011-12-31
UNITED SECURITY BANCSHARES
filed 2012-03-30
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______  TO             .

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2011:     $29,052,633

Shares outstanding as of February 29, 2011:   13,531,832

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement for the 2011 Meeting of  Part III, Items 10, 11, 12, 13 and 14
Shareholders is incorporated by reference into Part III.

UNITED SECURITY BANCSHARES

2 of 119

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

3 of 119

Effective April 23, 2004, the Company completed a merger with Taft National Bank headquartered in Taft, California. Taft National Bank (“Taft”) was merged into United Security Bank and Taft’s two branches, one located in Taft and the other located in Bakersfield, California, operate as branches of United Security Bank. The total consideration paid to Taft shareholders was 241,447 shares of the Company’s Common Stock valued at just over $6 million. In the merger, the Company acquired $15.4 million in cash and short-term investments $23.3 million in loans, and $48.2 million in deposits. This transaction was accounted for using the purchase method of accounting, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Taft based on the fair value of those assets and liabilities, with resultant goodwill of $1.6 million and core deposits intangibles of $1.9 million. Goodwill is not amortized but is reviewed at least annually for impairment, while core deposit intangibles are being amortized over a period of approximately 7 years. At the time of the merger, the Company sought opportunities to expand its market area to the south with the expectation that the Bakersfield area would have significant growth given its strategic location just north of Los Angeles. The two branches purchased have grown since the merger in 2004, with loans totaling $41.7 million, and deposits totaling $80.4 million at December 31, 2011. Like much of the rest of the San Joaquin Valley, the Bakersfield area has been impacted to a large degree by the slowdown in residential real estate markets and resulting depressed real estate prices. Of the $31.8 million in total impaired loans reported by the Company at December 31, 2011, $10.7 million was related to the Bakersfield operation with a specific reserve of $127,000. The Company believes there was no impairment on either the goodwill or core deposit intangible related to the Taft merger.

On February 16, 2007, the Company completed its merger with Legacy Bank, N.A., located in Campbell, California, with the acquisition of 100 percent of Legacy’s outstanding common shares. At merger, Legacy Bank’s one branch was merged with and into United Security Bank, a subsidiary of the Company. The purchase of Legacy Bank provided the Company with an opportunity to expand its market area into Santa Clara County and to serve a growing small business niche and individual client base built by Legacy. At the time of the merger, Legacy had $62.5 million in net loans and $69.6 million in total deposits. At December 31, 2011 total loans and deposits related to the Campbell branch totaled $38.4 million and $25.4 million, respectively, and have decreased as the result of declines in lending markets in that area as well as significant competition for deposits. Impaired loans related to the Campbell branch at December 31, 2011 totaled $686,000 with a related specific reserve of $18,000. The Company believes that as the economy recovers from the recent significant downturn, there will be increased opportunities to expand business within the greater Campbell area particularly in lending to small-to-medium sized businesses. The total value of the merger transaction was $21.5 million, and the shareholders of Legacy Bank received merger consideration consisting of 976,411 shares of common stock of the Company. The merger transaction was accounted for as a purchase transaction, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities, with resultant goodwill of $8.8 million and core deposits intangibles of $1.9 million. Goodwill is not amortized but is reviewed at least annually for impairment, while core deposit intangibles are being amortized over a period of approximately 7 years. The Company recognized goodwill impairment charges of $1.5 million and $1.4 million and impairment charges related to core deposit intangibles of $36,000 and $57,000 for the years ended December 31, 2011 and December 31, 2010, respectively. The Company recognized no impairment charges related to goodwill or core deposit intangibles prior to 2009.

At December 31, 2011, the Bank operates three branches (including its main office), one construction lending office, and one financial services office in Fresno and one branch each, in Oakhurst, Caruthers, San Joaquin, Firebaugh, Coalinga, Bakersfield, Taft, and Campbell. In addition, the Company and Bank have administrative headquarters located at 2126 Inyo Street, Fresno, California, 93721. The Company operates as one operating segment.

At December 31, 2011 and 2010, the consolidated Company had total assets of approximately $651.2million, and $678.2 million, respectively. For the year ended December 31, 2011, the Company reported a net loss of $10.8 million, as compared to a net loss of $4.5 million for the year ended December 2010. At December 31, 2011, the consolidated Company had approximately $394.5 million in net loans, $574.4 million in deposits, and $62.2 million in shareholders' equity.

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

The Company has slowed its loan growth significantly over the past three years as a result of the economic downturn, and will continue to do so as a result of the recent agreement with the Federal Reserve Bank and California Department of Financial Institutions (referred to collectively herein as Federal Reserve Bank unless otherwise noted). While total loans declined 13.1% between December 31, 2009 and December 31, 2010, and declined 7.5% between December 31, 2010 and December 31, 2011, real estate construction and development loans declined 22.7% and 30.4% between those periods, and decreased as a percentage of total loans from 14.8% of total loans at December 31, 2010 to 12.3% of total loans at December 31, 2011. During the same period, nonperforming assets and related loan losses were increasing, with loan loss provisions of $12.5 million and $13.6 million for the years ended December 31, 2010, and 2011, respectively. The largest impact of nonperforming assets was in the real estate construction and development area with significant slowdowns in housing starts combined with swift and severe declines in housing prices in the Company’s market area as well as the rest of the country during 2008 thru 2011. Management’s focus over the past four years, as a result of the depressed economy as well as the recent agreement with the Federal Reserve Bank, has been to concentrate its efforts on reducing the level of nonperforming assets rather than developing new business and growing the loan portfolio. This has been challenging in an economic environment where real estate construction all but stopped in late 2008 and early 2009, and housing prices continued to decline quarter after quarter, while unemployment and other economic factors grew worse. Lending policies and procedures have been enhanced, exposure to real estate loans have been reduced, and loan modifications, including rate and maturity concessions, and forbearance agreements, have been utilized more frequently to minimize loss exposure in the loan portfolio.

4 of 119

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

While we still have a higher percentage of brokered deposits than peers at December 31, 2011, efforts to restructure the balance sheet through reducing the level of total assets, and specifically real estate loans, are proving successful. Total wholesale borrowings and brokered deposits decreased from $113.5 million at December 31, 2010 to $40.6 million at December 31, 2011, representing a decrease of $72.9 million, and the Company improved its liquidity positions with an increase in fed funds sold and other overnight investments of $84.6 million at December 31, 2010 to $93.8 million at December 31, 2011.

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

The Bank offers a wide range of deposit instruments including personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal ("NOW") accounts, money market accounts and time certificates of deposit. Most of the Bank's deposits are attracted from individuals and from small and medium-sized business-related sources. Time deposits have provided a significant portion of the Bank’s deposit base amounting to 25.0% and 35.8% of total deposits as December 31, 2011 and 2010, respectively. A portion of those time deposits are brokered deposits which are considered wholesale funding sources generally from out of the Bank’s market area. Brokered deposits comprised 7.1% and 14.6% of total deposits as December 31, 2011 and 2010, respectively. As a result of the formal agreement with the Federal Reserve Bank issued in March 2010, the Bank will reduce its dependence on wholesale funding sources, including brokered deposits, to a level more in-line with peers which is currently approximately 4% of total deposits. The Bank, as part of its Liquidity Improvement Plan, will reduce levels of brokered deposits to peer levels over a period of approximately two years.

The Bank also engages in a full complement of lending activities, including real estate mortgage (35.4% of total loans at December 31, 2011), commercial and industrial (40.7% of total loans at December 31, 2011), real estate construction (12.3% of total loans at December 31, 2011), as well as agricultural (8.8% of total loans at December 31, 2011), lease financing (0.1% of total loans at December 31, 2011), and consumer loans (2.8% of total loans at December 31, 2011), with particular emphasis on short and medium-term obligations. Approximately 70% of the Bank's loans are secured by real estate at December 31, 2010. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2011, the Bank had loans (net of unearned fees) outstanding of $408.1 million, which represented approximately 71.0% of the Bank's total deposits and approximately 62.4% of its total assets.

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

5 of 119

Although the Bank has a high concentration of commercial real estate loans, the Bank is not in the business of making residential mortgage loans to individuals. Residential mortgage loans totaled $24.0 million or 5.9% of the total portfolio at December 31, 2011. The Bank does not originate, or have in its loans portfolio, any subprime, Alt-A, or option adjustable rate loans. The Bank does originate interest-only loans which are generally revolving lines of credit to commercial and agricultural businesses or for real estate development where the borrowers business may be seasonal or cash flows may be restricted until the completion of the project. In addition, the Bank has restructured certain loans to allow the borrower to continue to perform on the loan under a troubled debt restructuring plan. Interest-only loans comprised 33.5% and 38.4% of total loans at December 31, 2011, and 2010, respectively.

The Bank does purchase loan participations from, and does sell loan participations to, other financial institutions. The underwriting standards for loan participations or purchases are the same as non-participated loans, and are subject to the same limitations, collateral requirements, and borrower requirements. The Bank has reduced its level of loan participations over the past several years. Loan participations purchased comprised .9% and 3.9% of the total loan portfolio at December 31, 2011 and 2010, respectively. Loan participations sold comprised 3.3% and 2.0of the total loan portfolio at December 31, 2011  and 2010, respectively. During the past year, participation lending activity has decreased and currently the Company is participating in few, if any, participation sales or purchases.

In the normal course of business, the Bank makes various loan commitments and incurs certain contingent liabilities. At December 31, 2011 and 2010, loan commitments of the Bank totaled $62.4 million and $67.9 million, respectively, and letters of credit totaled $2.4 million and $1.8 million, respectively. Of the $62.4 million in loan commitments outstanding at December 31, 2011, $10.0 million or 16.0% were for loans with maturities of one year or less. Due to the nature of the business of the Bank's customers, there are no seasonal patterns or absolute predictability to the utilization of unused loan commitments; therefore the Bank is unable to forecast the extent to which these commitments will be exercised within the current year. The Bank does not believe that any such utilization will constitute a material liquidity demand. The Company does however have collateralized and uncollateralized lines of credit which could be utilized if such loan commitments were to be exercised in excess of normal expectations.

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
●
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

●
Purchased Participations – The Bank independently underwrites, using the Bank’s same guidelines for direct originations, and reviews the loan documentation of participation loans originated by other lenders for acceptability.

●
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

6 of 119

●	The Company is not dependent on any individual customer, entity, or group of related entities for deposits nor have a significant percentage of loans to borrowers.

●
Unsecured - Whether unsecured or secured, guarantees are usually obtained from the principals or from 3rd party guarantors if necessary for additional financial support. Unsecured loans totaled $58.1 million and $59.3 million at December 31, 2011 and 2010, respectively.

●
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

●
Additional Loans to nonaccrual borrowers. – The Bank as a general rule does not make additional loans to borrowers that are past due in principal or interest more than 90-days.  However, in selected and limited instances as part of the workout or restructure of non-performing assets, to effect repayment, additional secured advances may be made.

●
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

The Company’s primary market area at December 31, 2011 was located in Fresno, Madera, and Kern Counties, in which approximately 30 FDIC-insured financial institutions compete for business. Santa Clara County was added during February 2007 with the Legacy Bank acquisition, in which approximately 50 FDIC-insured financial institutions compete for business. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2011, which is the most current information available.

	Rank	Share
Fresno County	8th	3.91%
Madera County	9th	4.31%
Kern County	14th	.12%
Total of Fresno, Madera, Kern Counties	11th	2.96%
Santa Clara County	45th	0.04%

7 of 119

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

The Bank

The Bank as a state-chartered bank and a member of the Federal Reserve, is subject to regulation, supervision and regular examination by the FRB, the California Department of Financial Institutions and the Consumer Financial Protection Bureau (CFPB.) The Bank is subject to California law, insofar as they are not preempted by federal banking law. Deposits of the Bank are insured by the FDIC up to the applicable limits in an amount up to $250,000 per customer, and, as such, the Bank is subject to the regulations of the FDIC and the Federal Deposit Insurance Act. As a consequence of the extensive regulation of commercial banking activities in California and the United States, the Bank’s business is particularly susceptible to changes in California and federal legislation and regulation, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

8 of 119

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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, the Company is required to maintain certain levels of capital, as is the Bank.  The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company as of December 31, 2011 are as follows:

	Requirement to be:		December 31, 2011
	Adequately Capitalized	Well Capitalized	Company	Bank
Tier 1 leverage capital ratio	4.0%	5.0%	8.79%	9.02%
Tier 1 risk-based capital ratio	4.0%	6.0%	11.66%	11.64%
Total risk-based capital ratio	8.0%	10.0%	12.93%	12.91%

In that the Bank is subject to a Consent Order with the FRB and DFI, the Bank is subject to additional capital guidelines.  Under the Consent Order the Bank is required to maintain a ratio of tangible equity to tangible assets of 9.50%   The Bank at December 31, 2011 was in compliance with this requirements of the Consent Order.

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

9 of 119

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

Premiums for Deposit Insurance. The deposit insurance fund of the FDIC insures our customer deposits up to prescribed limits for each depositor.  The Federal Deposit Insurance Reform Act of 2005 (“Reform Act”) and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 amended the insurance of deposits by the FDIC and collection of assessments from insured depository institutions for deposit insurance.  The base assessment rates under the Reform Act ranged from $0.02 to $0.40 per $100 of deposits annually.  Implementing the Reform Act, the FDIC approved a final rule in 2006 and amended the rule in February 2009 that sets an insured depository institution’s assessment rate on different factors that pose a risk of loss to the Deposit Insurance Fund, including the institution’s recent financial ratios and supervisory ratings, and level of reliance on a significant amount of secured liabilities or significant amount of brokered deposits (except that the factor of brokered deposits will not be considered for well capitalized institutions that are not accompanied by rapid growth).  The FDIC also in February 2009 set the assessment base rates to range between $0.12 to $0.16 per $100 of insured deposits on an annual basis.  In May 2009, the FDIC imposed a special assessment of 5 basis points on each insured depository institution’s assets less its Tier 1 capital payable on September 30, 2009 with a ceiling of 10 basis points of an institution’s domestic deposits.  In November 2009, the FDIC approved a final rule to require all insured depository institutions including the Bank to prepay three years (and ratably expense over three years) of FDIC assessments in the fourth quarter of 2009, except in the event such prepayment is waived by the FDIC.

In October 2010, the FDIC under the Dodd-Frank Act adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020.  Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates schedules for January 1, 2011 and maintain the current schedule of assessment rates.  At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, increase or decrease assessment rates.  On February 7, 2011, the FDIC adopted a final rule modifying the risk-based assessment system from a domestic deposit base to a scorecard based assessment system, effective April 1, 2011.  Effective as of April 1, 2011, the Bank was categorized as a small institution as the Bank has less than $10 billion in assets.  The initial base assessment rates range from five to 35 basis points.  After potential adjustments related to unsecured debt and brokered deposit balances, the final total assessment rates range from 2.5 to 45 basis points.  Initial base assessment rates for small institutions ranged from five to 35 basis points.  The Bank’s assessment rate for 2011 fell at the high end of this range.  Any increase in assessments or the assessment rate could have a material adverse effect on our business, financial condition, results of operations or cash flows, depending on the amount of the increase.  Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.  Any material increase in assessments or the assessment rate could have a material adverse effect on our business, financial condition, results of operations or cash flows, depending on the amount of the increase.

In 2006, the Reform Act increased the deposit insurance limit for certain retirement plan deposit accounts from $100,000 to $250,000. The basic insurance limit for other deposits, including individuals, joint account holders, businesses, government entities, and trusts, remained at $100,000. The Reform Act also provided for the merger of the two deposit insurance funds administered by the FDIC, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”), into the DIF.  On October 3, 2008, the EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  While the basic deposit insurance limit was to have returned to $100,000 after December 31, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the standard maximum deposit insurance amount to $250,000 per depositor through December 31, 2013, and the enactment of the Dodd-Frank Act permanently raises the current standard maximum federal deposit insurance amount from $100,000 to $250,000 per qualified account.

In November 2008, the FDIC approved the final ruling establishing the Transaction Account Guarantee Program (“TAGP”) as part of the Temporary Liquidity Guarantee Program (“TLGP”). Under this program, all non-interest bearing transaction accounts became fully guaranteed by the FDIC for the entire amount in the account.  This unlimited coverage also extended to NOW (interest bearing deposit accounts) earning an interest rate no greater than 0.50% and all IOLTAs (lawyers’ trust accounts).  TAGP was extended with the enactment of the Dodd-Frank Act provides for unlimited deposit insurance for noninterest bearing transactions accounts (excluding NOW, but including IOLTAs) expiring on December 31, 2012.

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

10 of 119

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of San Francisco (the “FHLB-SF”).  Among other benefits, each Federal Home Loan Bank (“FHLB”) serves as a reserve or central bank for its members within its assigned region.  Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system.  Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. The FHLB-SF utilizes a single class of stock with a par value of $100 per share, which may be issued, exchanged, redeemed and repurchased only at par value. As an FHLB member, the Bank is required to own FHLB –SF capital stock in an amount equal to the greater of:

●	a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or
●	an activity based stock requirement (based on percentage of outstanding advances).

The FHLB – SF capital stock is redeemable on five years written notice, subject to certain conditions. At December 31, 2011 the Bank owned 30,970 shares of the FHLB-SF capital stock.

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

11 of 119

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

In addition to the submission of the plans referred to in the Agreement to the Federal Reserve Bank for approval, and implementation of those plans, the Bank is required within 30 days after the end of each calendar quarter to submit written progress reports to the Federal Reserve Bank detailing actions taken to secure compliance with the Agreement. On April 27, 2011, July 25, 2011, and October 26, 2011, respectively, the Bank submitted progress reports to the Federal Reserve for the first, second, and third quarters of 2011. As of the January 30, 2012 progress report submitted for the fourth quarter of 2011 the Company and the Bank believe they are in compliance with the Agreement, including remediation of technical violations of laws and regulations regarding stale loan appraisals and the various deadlines in the Agreement.

12 of 119

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

13 of 119

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

14 of 119

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

15 of 119

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

Section 613 of the Dodd-Frank Act eliminates interstate branching restrictions that were implemented as part of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, and removes many restrictions on de novo interstate branching by national and state-chartered banks.  The FDIC and the OCC now have authority to approve applications by insured state nonmember banks and national banks, respectively, to establish de novo branches in states other than the bank’s home state if “the law of the State in which the branch is located, or is to be located, would permit establishment of the branch, if the bank were a State bank chartered by such State.”  The enactment of this section may significantly increase interstate banking by community banks in western states, where barriers to entry were previously high

Many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, will increase the Bank’s operating and compliance costs as it is likely that the Bank’s existing regulatory agencies will adopt the same or similar consumer protections as the new Consumer Financial Protection Bureau will adopt.

On June 21, 2010, the federal banking agencies issued final guidance on incentive compensation.  The final guidance is largely unchanged from the FRB’s preliminary guidance published in 2009, with the exception of a few adjustments/clarifications in response to feedback the FRB received during the open comment period.  The guidance became effective on June 25, 2010 (the date published in the Federal Register, and applies to all banks.  Except for the largest banking organizations, enforcement of this guidance will be handled through the supervisors’ regular risk-focused examination process.  The guidance is principles-based, rather than prescriptive, and also identifies expectations of large banking organizations that go beyond what will be expected of community banks, and emphasizes that the application of the guidance should be scaled appropriately for the complexity of the organization and the extent to which incentive arrangements are utilized.  The employees covered by the final guidance are senior executives and others who are responsible for oversight of the organization’s firm-wide activities or material business lines; individual employees, including non-executive employees, whose activities may expose the organization to material amounts of risk; and groups of employees who are subject to the same or similar incentive compensation arrangements and who, in the aggregate, may expose the organization to material amounts of risk, even if no individual employee is likely to expose the organization to material risk.  The guidance provides for three principles for safe and sound incentive compensation arrangements:

•	Balanced Risk-Taking: Incentive compensation arrangements should balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risks;

•
Compatibility with Effective Controls and Risk-Management:  A banking organization’s risk-management processes and internal controls should reinforce and support the development and maintenance of balanced incentive compensation arrangements;

•
Strong Corporate Governance:  Banking organizations should have strong and effective corporate governance to help ensure sound compensation practices, including active and effective oversight by the board of directors.

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

16 of 119

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

17 of 119

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

18 of 119

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

19 of 119

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

On January 1, 2012, SB 664 (Committee on Banking and Financial Institutions, Chapter 243, Statutes of 2011) became operative.  While some substantive changes were included in this legislation due to the passage of the Dodd-Frank federal legislation and some technical corrections that resulted from earlier amendments to the Code, the majority of the work involved in SB 664 was to reorder the section numbering in the Code.  Among other things, the law requires a bank that establishes a branch office in this state in accordance with the National Bank Act, as amended by the Dodd-Frank Act to provide a specified notice to the Commissioner of DFI within 10 days of the establishment, relocation, or redesignation of offices.

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

20 of 119

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

●
Authorized a bank or trust acting in any capacity under a court or private trust to arrange for the deposit of securities in a securities depository or federal reserve bank, and provided how they may be held by the securities depository;

●
Reduced from 5% to 1% the amount of eligible assets to be maintained at an approved depository by an office of a foreign (other nation) bank for the protection of the interests of creditors of the bank’s business in this state or for the protection of the public interest;

●	Enabled the DFI to issue an order against a bank licensee parent or subsidiary;
●
Provided that the examinations may be conducted in alternate examination periods if the DFI concludes that an examination of the state bank by the appropriate federal regulator carries out the purpose of this section, but the DFI may not accept two consecutive examination reports made by federal regulators;

●
Provided that the DFI may examine subsidiaries of every California state bank, state trust company, and foreign (other nation) bank to the extent and whenever and as often as the DFI shall deem advisable;

●
Enabled the DFI issue an order or a final order to now include any bank holding company or subsidiary of the bank, trust company, or foreign banking corporation that is violating or failing to comply with any applicable law, or is conducting activities in an unsafe or injurious manner;

●	Enabled the DFI to take action against a person who has engaged in or participated in any unsafe or unsound act with regard to a bank, including a former employee who has left the bank.

21 of 119

It is impossible to predict what effect the enactment of certain of the above-mentioned legislation will have on the Company.  Moreover, it is likely that other bills affecting the business of banks may be introduced in the future by the United States Congress or California legislature.

Employees

At December 31, 2011, the Company employed 138 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

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

Item 1B. - Unresolved Staff Comments

The Company had no unresolved staff comments at December 31, 2011.

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

22 of 119

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

During the third quarter ended September 30, 2008 and the fourth quarter ended December 31, 2008, the Company declared 1% stock dividends. During each of the twelve consecutive quarters ended March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011, the Company again declared 1% stock dividends. Share information for all periods presented in this Form 10-K has been restated to reflect the effect of the 1% stock dividends.

The following table sets forth the high and low closing sales prices by quarter for the Company's common stock, for the years ended December 31, 2011 and 2010.

	Closing Prices		Volume
Quarter	High	Low
4th Quarter 2011	$2.97	$1.99	271,189
3rd Quarter 2011	$3.22	$2.99	457,433
2nd Quarter 2011	$3.59	$2.71	296,759
1st Quarter 2011	$3.74	$2.68	659,466

4th Quarter 2010	$4.75	$3.23	853,916
3rd Quarter 2010	$4.38	$3.18	425,964
2nd Quarter 2010	$4.89	$3.33	622,516
1st Quarter 2010	$4.98	$3.75	640,632

23 of 119

At December 31, 2011, there were approximately 790 record holders of common stock of the Company. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

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

The Company distributed a 1% stock dividend to shareholders on January 19, 2011, April 20, 2011, July 27, 2011, and October 26, 2011,.The Company distributed a 1% stock dividend to shareholders on January 20, 2010, April 21, 2010, July 21, 2010,and October 20, 2010,.

The amount and payment of dividends by the Company to shareholders are set by the Company's Board of Directors with numerous factors involved including the Company's earnings, financial condition and the need for capital for expanded growth and general economic conditions. No assurance can be given that cash or stock dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as for December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	154,757	$12.50	428,809
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	154,757	$12.50	428,809

A complete description of the above plans is included in Note 10 of the Company’s Financial Statements, in Item 8 of this Annual Report on Form 10K, and is hereby incorporated by reference.

Purchases of Equity Securities by Affiliates and Associated Purchasers

On May 16, 2007, the Company announced another stock repurchase plan to repurchase, as conditions warrant, up to 701,179 shares of the Company's common stock on the open market or in privately negotiated transactions. The repurchase plan represents approximately 5.00% of the Company's currently outstanding common stock. The duration of the program is open-ended and the timing of purchases will depend on market conditions.

As of December 31, 2011, there were 600,362 shares available for repurchase. The Company did not repurchase any common shares during the year ended December 31, 2011 or 2010.

24 of 119

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

Effective April 23, 2004, the Company completed its merger with Taft National Bank headquartered in Taft, California. Taft National Bank (“Taft”) was merged into United Security Bank and Taft’s two branches, one located Taft and the other located in Bakersfield, California, began operating as branches of United Security Bank. The total consideration paid to Taft shareholders was 241,447 shares of the Company’s common stock valued at just over approximately $6.0 million. As a result of the merger, the Company acquired $15.4 million in cash and short-term investments, $23.3 million in loans, and $48.2 million in deposits. The merger was accounted for using the purchase method of accounting, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Taft based on the fair value of those assets and liabilities, with resultant goodwill of $1.6 million and core deposits intangibles of $1.9 million. Goodwill is not amortized but is reviewed at least annually for impairment, while core deposit intangibles are being amortized over a period of approximately 7 years. The Company has recognized no impairment on either the goodwill or core deposit intangible related to the Taft merger. The two branches purchased during 2004 have grown since the merger in 2004, with loans totaling $41.7 million, and deposits totaling $81.4 million at December 31, 2011. Like much of the rest of the San Joaquin Valley, the Bakersfield area has been impacted to a large degree by the slowdown in residential real estate markets and resulting depressed real estate prices. Of the $31.8 million in total impaired loans reported by the Company at December 31, 2011, $10.7 million was related to the Bakersfield operation with a specific reserve of $127,000.

25 of 119

On February 16, 2007, the Company completed its merger of Legacy Bank, N.A. with and into United Security Bank, a wholly owned subsidiary of the Company. Legacy Bank which began operations in 2003 operated one banking office in Campbell, California serving small business and retail banking clients. With its small business and retail banking focus, Legacy Bank provides a unique opportunity for United Security Bank to serve a loyal and growing small business niche and individual client base in the San Jose area. Upon completion of the merger, Legacy Bank's branch office began operating as a branch office of United Security Bank. As of February 16, 2007, Legacy Bank had net assets of approximately of $8.6 million, including net loans of approximately $62.4 million and deposits of approximately $69.6 million. At the time of the merger, Legacy had $62.5 million in net loans and $69.6 million in total deposits. At December 31, 2011, net loans and total deposits related to the Campbell branch totaled $38.4 million and $25.4 million, respectively, and have decreased as the result of declines in lending markets in that area as well as significant competition for deposits. Impaired loans related to the Campbell branch at December 31, 2011 totaled $686,000 with a related specific reserve of $18,000.

In the merger with Legacy Bank, the Company issued 976,411 shares of its stock in a tax free exchange for all of the Legacy Bank common shares. The total value of the transaction was approximately $21.7 million. The merger transaction was accounted for using the purchase accounting method, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy based on the fair value of those assets and liabilities. Fair value adjustments and intangible assets totaled approximately $12.9 million, including $8.8 million in goodwill. The allocations of purchase price based upon the fair market value of assets acquired and liabilities assumed were finalized during the fourth quarter of 2007. Goodwill is not amortized but is reviewed at least annually for impairment, while core deposit intangibles are being amortized over a period of approximately 7 years. The Company recognized goodwill impairment charges of $1.5 million and $1.4 million for the years ended December 31, 2011, and 2010, respectively. In addition, the Company recognized impairment charges related to core deposit intangibles of $36,000 and $57,000 during the years ended December 31, 2011 and 2010, respectively.

During July 2007, the Company formed USB Capital Trust II, a wholly-owned special purpose entity, for the purpose of issuing Trust Preferred Securities. Like USB Capital Trust I formed in July 2001, USB Capital Trust II is a Variable Interest Entity (VIE) and a deconsolidated entity pursuant current accounting standards related to variable interest entities. On July 23, 2007, USB Capital Trust II issued $15 million in Trust Preferred securities. The securities have a thirty-year maturity and bear a floating rate of interest (repricing quarterly) of 1.29% over the three-month LIBOR rate. Interest is payable quarterly. Concurrent with the issuance of the Trust Preferred securities, USB Capital Trust II used the proceeds of the Trust Preferred securities offering to purchase a like amount of junior subordinated debentures of the Company. The Company is to pay interest on the junior subordinated debentures to USB Capital Trust II, which represents the sole source of dividend distributions to the holders of the Trust Preferred securities. The Company elected at September 30, 2009 to defer quarterly payments of interest on the junior subordinated debentures beginning with the quarterly payment due October 1, 2009. In addition, the Agreement entered into with the Federal Reserve Bank of San Francisco during March 2010 prohibits the Bank from making distributions, including dividends and interest payments, without prior written approval. The terms of the debentures permit the deferment of payment of interest for up to 20 consecutive quarters. Interest continues to accrue while interest payments are deferred. Under the terms of the trust preferred securities the Company is prohibited from paying dividends on its capital stock (including common stock) during the deferral period. The Company may redeem the junior subordinated debentures at anytime before October 2012 at 100.66, or at par anytime after October 2012.

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

26 of 119

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

●
Asset quality continued to deteriorate as adversely classified assets increased over four consecutive target and full-scope examinations conducted from 2006 through the June 2009 exam. The dollar volume of adversely classified assets increased by 16.7% during the six months prior to the exam to $142.1 million at the June 2009 examination.

●
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

●
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

●
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

●
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

●
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

●
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

27 of 119

●
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

The result of significant increases in nonperforming assets, both classified loans and OREO, during 2008 and the first half of 2009 increased the overall risk profile of the Bank. The increased risk profile of the Bank included heightened concerns about the Bank’s use of brokered and other wholesale funding sources which had been used to fund loan growth and reduce the Company’s overall cost of interest bearing liabilities. With loan growth funded materially from wholesale funding sources, liquidity risk increased, and higher levels of nonperforming assets increased risk to equity capital and potential volatility in earnings. In addition, the Federal Reserve Bank identified nine technical violations of Regulation Y Subpart B that deal with the failure to obtain the prescribed appraisals or evaluations on loan extensions or renewals. During the fourth quarter of 2010, the Company identified certain material weaknesses related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as material weaknesses related to the valuation of OREO properties (for further discussion see Item 9A Controls and Procedures.)

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

28 of 119

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

The Bank is currently in full compliance with the requirements of the Order including its deadlines. During the fourth quarter of 2010, the Company identified certain material weaknesses related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as material weaknesses related to the valuation of OREO properties (for further discussion see Item 9A Controls and Procedures.)

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

29 of 119

Current Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources are considered as well in the planning process to mitigate risk and allow for growth. Net interest income has declined over the past two years, totaling $25.0 million and $27.9 million for the years ended December 31, 2011 and 2010, respectively. The decline in net interest income was primarily the result of declines in the volume of interest-earning assets which more than outweighed the decrease in interest expense during 2011. Average interest-earning assets decreased approximately $53.6 million between 2010 and 2011 as the size of the balance sheet was reduced in line with economic impact on the Company’s loan portfolio. The decrease in average earning assets between 2010 and 2011 consisted of a decrease of $65.5 million in loans and $11.8 million in investment securities offset by increases of $25.0 million in federal funds sold and interest-bearing deposits in the Federal Reserve Bank. During the last two years, the Company’s cost of interest-bearing liabilities has declined significantly as market rates of interest declined, with the average cost of interest-bearing liabilities dropping from 0.93% during 2010 to 0.73% for the year ended December 31, 2011. Over the two year period, the mix of average interest-bearing liabilities changed, with interest-bearing deposits increasing on average by $72.6 million between the years ended December 31, 2010 and 2011. Borrowings decreased $13.2 million on average between the years ended December 31, 2010 and 2011 as the Company sought to reduce its dependence on wholesale funding sources.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest earning assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average
	12/31/11	12/31/10
Loans	76.39%	80.42%
Investment securities	8.80%	10.16%
Interest-bearing deposits in other banks	0.43%	0.40%
Interest-bearing deposits in FRB	14.39%	4.18%
Federal funds sold	0.00%	4.84%
Total earning assets	100.00%	100.00%

NOW accounts	11.80%	12.78%
Money market accounts	30.43%	23.57%
Savings accounts	9.67%	7.20%
Time deposits	40.21%	47.22%
Other borrowings	5.43%	7.16%
Trust Preferred Securities	2.46%	2.07%
Total interest-bearing liabilities	100.00%	100.00%

The residential real estate markets in the five county region from Merced to Kern showed signs of improvement during 2011. The severe declines in residential construction and home prices that began in 2008 showed signs of easing and reversing direction in late 2011. The sustained period of double-digit price declines from 2008 – 2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, a primary focus is reduction of nonperforming assets while providing customers options to work through this difficult economic period. Options include combinations of rate and term concessions, as well as forbearance agreements with borrowers. The level of restructured loans decreased during 2011 from a balance of $24.9 million at December 31, 2010 to $19.0 million at December 31, 2011, total nonperforming loans decreased approximately $4.4 million during the year ended December 31, 2011.

New home median sales prices increased in each of the five counties from Merced to Kern between December 2010 to December 2011. Median sales prices on all homes, including condo’s, existing single family and new homes, showed modest declines under 5% in Fresno, Merced and Tulare. Kern County median sales prices on all homes increased by 6% while Madera declined by nearly 11%. Notices of default have fallen in the five- county region since 2009 with Fresno County down 26% in the third quarter of 2011 over the same quarter in 2009.

30 of 119

Unemployment in Fresno County is 17% at year end 2011, about the same as a year earlier. Fresno’s rate is historically higher than the State (11%) or Nation (9.1%) but population growth in Fresno County (13.85%) from 2000 to 2010 outpaces the State (9.75%) and the Nation (9.61%) as well. The next couple of years will likely remain challenging for Fresno real estate, but the fundamentals suggest a recovery in commercial and residential development is emerging as we enter 2012. Fresno is the largest agriculture-producing county in the US and a strong agricultural market fueled by global demand and growth in exports is driving ag product prices and demand for local agricultural land higher. The agriculture affect benefits the Fresno County economy.

Kern County varies slightly from Fresno County.  Kern performed slightly better in unemployment (14% for 2011) and residential real estate markets show greater signs of recovery with recent data indicating a 6% rise in the median price for all. The rate of population growth was 26% in the decade ending 2010. Kern County also has a strong agricultural base, albeit smaller than Fresno County, and Kern is home to a significant oil industry.

Santa Clara County is one of the few areas with consistent job and income growth in 2011 based on the strength of its high-tech manufacturing sector that has benefited from increasing business investment.  It is one of the few areas where unemployment rates are lower in 2011 (9%) than in 2010 (11%). Median home prices fared similar to those in the five-county region, showing a modest decline under 5% from December 2010 – December 2011. Foreclosure rates and notices of default declined 20% in the County in the fourth quarter 2011 compared with the same quarter for 2010.

The Company’s loan portfolio, particularly real estate, declined over the past four years because of the economic downturn. The largest decreases are in real estate construction and development loans and commercial and industrial loans, as the Company reduced exposure to real estate markets hardest hit from the downturn. Loans decreased $33.0 million between December 31, 2010 and December 31, 2011. More specifically, real estate construction and development loans decreased $14.8 million between December 31, 2010 and December 31, 2011, as real estate construction declined significantly in the San Joaquin Valley and California overall. The Company did not make material additions to the real estate construction and development loan portfolio over the past few years because of the depressed real estate markets, and has focused its attention on monitoring existing construction loans in the portfolio. Real estate construction and development loans amounted to 12.3% and 14.8% of the total loan portfolio at December 31, 2011 and 2010. Additionally, commercial real estate loans (a component of real estate mortgage loans) amounted to 29.1% and 29.8%, of the total loan portfolio at December 31, 2011, and 2010, respectively. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans are made to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Loan participations, both sold and purchased, have declined over the past two years as lending originations have slowed significantly and the loan participation market with it. As a result, loan participations purchased have declined from $17.0 million or 3.9% of the portfolio at December 31, 2010, to $3.6 million or .9% of the portfolio at December 31, 2011. Loan participations sold have increased from $8.9 million or 2.0% of the portfolio at December 31, 2010, to $13.3 million or 3.3% of the portfolio at December 31, 2011.

With market rates of interest remaining at historically low levels for more than a year, the Company continues to experience compressed net interest margins. During 2011, the Company’s net interest margin fell from 4.58% for the year ended December 31, 2010, to 4.49% for the year ended December 31, 2011. With approximately 50% of the loan portfolio in floating rate instruments at December 31, 2011, the effects of low market rates continue to keep loan yields compressed. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans over the past year. Loans yielded 6.02% during the years ended December 31, 2011 and December 31, 2010.  In addition, the Company’s yield on investment securities decreased from 4.60% at December 31, 2010 to 4.38% at December 31, 2011.  The Company’s cost of funds has continued to decline over the past year and has mitigated much of the decrease in yields on earning assets. The Company’s average cost of funds was 0.73% for the year ended December 31, 2011 as compared to 0.93% for the year ended December 31, 2010. Wholesale borrowing and brokered deposit rates have remained low since late 2008, resulting in overnight and short-term borrowing rates of less than 0.35% during much of the past year. The Company benefited from the low interest rate environment, and continues to utilize short-term borrowing lines through the Federal Home Loan Bank. Although the Company does not intend to increase its current level of brokered deposits, and in fact as a result of the recent Agreement with the Federal Reserve Bank and Order with the California Department of Financial Institutions, will systematically reduce brokered deposit levels as they mature in the future, the $40.9 million in brokered deposits at December 31, 2011 continues to provide the Company with a low-cost source of deposits. The Company will continue to utilize these funding sources when possible to maintain prudent liquidity levels, while seeking to increase core deposits when possible.

Total noninterest income of $6.9 million reported for the year ended December 31, 2011 increased $938,000 or 15.8% as compared to the year ended December 31, 2010. Noninterest income continues to be driven by customer service fees, which totaled $3.6 million for the year ended December 31, 2011, representing a decrease of $172,000 or 4.5% over the $3.8 million in customer service fees reported for the year ended December 31, 2010. Customer service fees represented 52.9% and 64.2% of total noninterest income for the years ended December 31, 2011and 2010, respectively. Other components of noninterest income have become more volatile during the past several years as many have been nonrecurring or non-sustainable, including gains or losses on other real estate owned through foreclosure or other asset disposals as the Company works to reduce problem assets. Other components of noninterest income recognized during the year ended December 31, 2011fair value gains of $1.9 million on the Company’s junior subordinated debt, as well as $565,000 from an increase in the cash surrender value of bank owned life insurance.

31 of 119

Noninterest expense increased approximately $1.8 million or 6.1% between the years ended December 31, 2010 and December 31, 2011. Increases experienced during the year ended December 31, 2011 were primarily the result of both increases in OREO impairment charges and other OREO related expenses totaling approximately $3.0 million. Decreases in noninterest expense experienced during the year ended December 31, 2011 included decreases of $464,000 in regulatory assessments and 341,000 in impairment losses on investment securities.

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

The Company has not paid any cash dividends on its common stock since the second quarter of 2008 and does not expect to resume cash dividends on its common stock for the foreseeable future. Because the Company has elected to defer the quarterly payments of interest on its junior subordinated debentures issued in connection with the trust preferred securities as discussed above, the Company is prohibited under the subordinated debenture agreement from paying cash dividends on its common stock during the deferral period. In addition, pursuant to the Agreement entered into with the Federal Reserve Bank during March of 2010, the Company and the Bank are precluded from paying cash dividends without prior consent of the Federal Reserve Bank.  On March 22, 2011, June 28, 2011, September 27, 2011, and December 21, 2011, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of April 8, 2011, July 915 20115, October 14, 2011, and January 7, 2011, respectively, an additional 131,031, 131,304, 132,663, and 133,985 shares, respectively, were issued to shareholders. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the year ended December 31, 2011. Total assets decreased approximately $26.9 million during the year ended December 31, 2011, with a decrease of $33.0 million in loans, a decrease of $13.0 million in investment securities, and $1.5 million in goodwill. Offsetting these decreases was an increase of $25.8 million in cash and cash equivalents. During the second quarter of 2010, the Company completed the sale of two purchased real estate mortgage loan portfolios totaling $17.1 million, recognizing a gain of $509,000 on the transaction. The sale of the mortgage loan portfolios has provided additional liquidity. Decreases of $32.0 million in FHLB term borrowings between December 31, 2010 and December 31, 2011 were offset by increases of $17.0 million in net deposits. Increases of $85.0 million in NOW and money market accounts during the year ended December 31, 2011 were offset by decreases of  $12.2 million in savings and money market accounts and $56.1 million in time deposits as the Company continued its efforts to reduce the level of brokered time deposits during 2011. Average loans comprised approximately 77% of overall average earning assets during the year ended December 31, 2011, as compared to 80% of average earning assets for the year ended December 31, 2010..

Nonperforming assets, which are primarily related to the real estate loan and property portfolio, remained high during the year ended December 31, 2011 as real estate markets continue to suffer from the mortgage crisis which began during mid-2007. Nonaccrual loans totaling $18.1 million at December 31, 2011, decreased $16.3 million from the balance reported at December 31, 2010. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Valuations on these loans and the underlying collateral continued to deteriorate during much of 2010 and 2011, resulting in increased charge-offs and levels of impaired loans. Impaired loans decreased $19.1 million during the year ended December 31, 2011 to a balance of $31.9 million at December 31, 2011. Other real estate owned through foreclosure decreased $8.5 million between December 31, 2010 and December 31, 2011. During the year ended December 31, 2011, write-downs on, and sales of, other real estate owned through foreclosure more than offset the $2.8 million in loans transferred to other real estate owned during the year. As a result of these events, nonperforming assets as a percentage of total assets decreased from 12.17% at December 31, 2010 to 8.76% at December 31, 2011.

32 of 119

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for loan and lease losses and provision for credit losses for the periods shown.

(in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Provision for credit losses during period	$13,602	$12,475	$13,375
Allowance as % of nonperforming loans	45.52%	35.19%	29.57%

Nonperforming loans as % total loans	7.34%	10.63%	9.99%
Restructured loans as % total loans	4.74%	5.65%	5.13%

As the economy has declined along with asset valuations, increased emphasis has been placed on impairment analysis of both tangible and intangible assets on the balance sheet. As of March 31, 2011, the Company conducted annual impairment testing on the largest component of its outstanding balance of goodwill, that of the Campbell operating unit (resulting from the Legacy merger during February 2007.) In part, as a result of continued declines in interest rates and other economic factors within the industry, we could not conclude at March 31, 2011 that there was not a possibility of goodwill impairment under the current economic conditions. During the second quarter of 2011, the Company utilized an independent valuation service to determine the aggregate fair value of the individual assets, liabilities, and identifiable intangible assets of the Campbell operating unit in question to determine if the goodwill related to that operating unit was impaired, and if so, how much the impairment was. Management, with the assistance of the independent third-party, concluded that there was impairment of the goodwill related to the Campbell operating unit, and as a result the Company recognized an impairment loss of $1.5 million or $0.11 per share (pre-tax and after-tax) for the quarter ended June 30, 2011 and the year ended December 31, 2011. The Company recognized an impairment loss of $1.4 million or $0.11 per share (pre-tax and after-tax) for the quarter ended June 30, 2010 and the year ended December 31, 2010.

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. As the real estate market declined through 2008, and that accelerated throughout much of 2009, the level of problem assets increased, and the estimated real estate values on many of those assets decreased resulting in increased charge-offs or write-downs of those assets. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. As a result of these efforts, restructured loans increased from a single loan totaling $378,000 at December 31, 2008 to approximately 50 loans totaling $26.1 million at December 31, 2009 decreasing to 47 loans totaling $24.9 million at December 31, 2010, and then decreasing to 41 loans totaling $19.4 million at December 31, 2011. Provisions made to the allowance for credit losses, totaled $13.6 million during the year ended December 31, 2011 as compared to $12.5 million for the year ended December 31, 2010. The provisions made to the allowance for credit losses, totaling $875,000 during the first quarter of 2011, $9.2 million during the second quarter of 2011, $2.5 million made during the third quarter of 2011, and $1.1 million made during the fourth quarter of 2011, provided a level in the allowance for credit losses that is deemed adequate to cover inherent losses in the loan portfolio. Net loan and lease charge-offs during the year ended December 31, 2011 totaled $16.5 million, as compared to $11.1 million for the year ended December 31, 2010. The Company charged-off approximately 78 loans during the year ended December 31, 2011, compared to 74 loans during the year ended December 31, 2010. Net loan and lease charge-offs totaling $16.5 million during the year ended December 31, 2011 included $665,000 during the quarter ended March 31, 2011, $6.0 million during the quarter ended June 30, 2011, $8.4 million during the quarter ended September 30, 2011, and an additional $1.4 million during the fourth quarter of 2011. The percentage of net charge-offs to average loans were 3.9%, 2.2%, and 1.9% for the years ended December 31, 2011, 2010 and 2009, respectively.

Deposits increased by $17.0 million during the year ended December 31, 2011, with increases experienced in NOW, money market, and savings accounts, which were offset by decreases of $56.1 million in time deposits during 2011. Decreases in time deposits experienced during the year ended December 31, 2011 were primarily the result of decreases in brokered wholesale deposits, as the Company continues to reduce its reliance on brokered deposits and other wholesale funding sources, while enhancing liquidity.

33 of 119

Brokered deposits have provided the Company a relatively inexpensive funding source over the past several years totaling $40.9 million or 7.1% of total deposits at December 31, 2011, as compared to $81.5 million or 14.6% of total deposits at December 31, 2010. Brokered deposits and other wholesale funding sources were used to some degree to fund loan growth in 2007 and 2008, but the current state of the economy and the financial condition of the Company have made it increasingly important to continue to develop core deposits and reduce the Company’s dependence on brokered and other wholesale funding sources, including lines of credit with the Federal Reserve Bank and the FHLB. The Company increased its efforts early in 2009 to develop core deposit growth with employee training throughout the entire organization and a deposit-gathering program that incented employees to bring in new deposits from our local market area and establish more extensive relationships with our customers. The Company continues its deposit gathering program and committed additional resources to its efforts during 2010 including two full time employees dedicated to business development. As part of its liquidity position improvement plan resulting from the formal agreement with the Federal Reserve Bank issued in March 2010, the Company will reduce its reliance on brokered deposits over the next two years to levels more comparable with peers, which is currently about 5% of total deposits. The Company will seek to replace maturing brokered deposits with core deposits, but may also control loan growth to help achieve that objective.

While the Company still has a higher percentage of brokered deposits than peers at December 31, 2011, efforts to restructure the balance sheet through reducing the level of total assets, and specifically real estate loans, are proving successful. Total wholesale borrowings and brokered deposits decreased an additional $72.6 million during the year ended December 31, 2011 to a balance of $40.9 million at December 31, 2011.

During October 2011, the Company prepaid $32.0 million in FHLB advances with an original maturity date of 1/31/2012 as part of its balance sheet management strategy. Although the Company had no borrowings at December 31, 2011, the Company will continue to utilize overnight borrowings and other term credit lines as deemed prudent. Borrowings totaled $32.0 million at December 31, 2010. The average rate of on term borrowings was 0.46% (net of a prepayment penalty assessed by the FHLB) at December 31, 2011, as compared to 0.35% at December 31, 2010. Use of such lines are monitored closely to ensure sound balance sheet management in light of the current economic and credit environment.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates declined during most of 2009. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.89% and 1.59% at December 31, 2011 and December 31, 2010, respectively. Pursuant to fair value accounting guidance, the Company has recorded $1.9 million in pretax fair value gains on its junior subordinated debt during the year ended December 31, 2011, bringing the total cumulative gain recorded on the debt to $7.1 million at December 31, 2011.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties, as well as Campbell, in Santa Clara County. The San Joaquin Valley and other California markets continue to exhibit weak demand for construction lending and commercial lending from small and medium size businesses, as commercial and residential real estate markets declined during much of 2009 and 2010, and continued to do so in 2011. Although we saw some improvement later in 2011, the past year has presented significant challenges for the banking industry with tightening credit markets, weakening real estate markets, and increased loan losses adversely affecting the Banking industry and the Company.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Balance sheet management, enhancing revenue sources, and maintaining market share will be of primary importance during 2012 and beyond. The banking industry is currently experiencing continued pressure on net margins as well as asset quality resulting from conditions in the real estate market, and weak credit markets. During March 2010, the Company and the Bank entered into a regulatory agreement with the Federal Reserve Bank which, among other things, requires improvements in the overall condition of the Company and the Bank. As a result, market rates of interest, asset quality, as well as regulatory oversight will continue be an important factor in the Company’s ongoing strategic planning process.

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

34 of 119

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

At December 31, 2011, the Company considered three of its investment securities other than temporarily impaired. The three private-label collateralized mortgage obligations (residential mortgage obligations) have an amortized cost of $10.2 million and carrying value of $8.0 million. Impairment analysis on these three residential mortgage obligations was performed utilizing the services of a third-party investment broker specializing in private-label CMO’s, and was based upon estimated cash flows. Estimated cash flows were based upon assumptions of future prepayments and default rates, and thus may be subject to revision as events change in the future. For the year ended December 31, 2011, the Company recognized pre-tax losses totaling $912,000 related to the credit portion of the other-than-temporary impairment in earnings. The remaining $2.3 million impairment on the three residential mortgage obligations is recorded as a component of other comprehensive income at December 31, 2011.

35 of 119

Fair Value

Effective January 1, 2007, the Company adopted fair value option accounting standards choosing to apply the standards to its junior subordinated debt. The Company concurrently adopted the accounting standards related to fair value measurements. The accounting standards related to fair value measurements defines how applicable assets and liabilities are to be valued, and requires expanded disclosures about financial instruments carried at fair value. The fair value measurement accounting standard establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments infrequently traded or not quoted in an active market will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. Determining fair values under the accounting standards may include judgments related to measurement factors that may vary from actual transactions executed in the marketplace. For the years ended December 31, 2011 and December 31, 2010, the Company recorded fair value gains related to its junior subordinated debt totaling $1.9 million and $316,000, respectively. (See Notes 8 and 13 of the Notes to Consolidated Financial Statements for additional information about financial instruments carried at fair value.)

Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. The acquisition of Taft National Bank during April 2004 gave rise to goodwill totaling approximately $1.6 million, and the acquisition of Legacy Bank during February 2007 resulted in goodwill of approximately $8.8 million. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually using an internal discounted cash flow model. During the years ended December 31, 2011 and 2010, the Company recognized goodwill impairment of $1.5 million, and 1.4 million, respectively, on the goodwill associated with the 2007 Legacy acquisition. While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred taxes are measured using current tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered. If the Company’s future income is not sufficient to apply the deferred tax assets within the tax years to which they may be applied, the deferred tax asset may not be realized and the Company’s income will be reduced. At December 31, 2011, the Company had recorded a valuation allowance of $3.7 million against its deferred tax assets.

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

36 of 119

The Company reviewed its various tax positions, including its ongoing REIT case with the California Franchise Tax Board (FTB), as of January 1, 2007 (adoption date), and then again each subsequent quarter during 2007 in light of the adoption of the accounting standards related to uncertainty in income taxes. The Bank, with guidance from advisors believes the case related to consent dividends taken by the Bank’s REIT during 2002 has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined) that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007, the Company recorded a reduction of $1,298,470 to beginning retained earnings upon adoption of the accounting standards related to uncertainty in income taxes to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. It is the Company’s policy to recognize interest and penalties under FIN48 as a component of income tax expense. At December 31, 2010, the accumulated unrecognized tax liability, including interest to date was $1,669,000.  During 2011, the Company continued to record accrued interest on the unrecognized liability, and then in October 2011, under the provisions of Franchise Tax Board Voluntary Compliance Initiative Program (VCI 2), the Company settled its case related to the REIT consent dividend.  As a result, the Company had no FIN 48 reserve as of December 31, 2011.

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

Results of Operations

For the year ended December 31, 2011, the Company reported a net loss of $10.8 million or $0.80 per share ($0.80 diluted) compared to a net loss of $4.4 million or $0.33 per share ($0.33 diluted) for the year ended December 31, 2010. Net losses increased $6.4 million between December 31, 2010 and December 31, 2011 as the result of decreases in interest income and increases in the provisions for credit losses taken during the year in addition to the recognized tax valuation allowance. Net losses decreased $98,000 between December 31, 2009 and December 31, 2010 as the result of decreased provisions for credit losses, partially offset by increases in OREO impairment losses and regulatory assessments.

The Company’s return on average assets was (1.64%) for the year ended December 31, 2011 as compared to (0.63%) for the year ended December 31, 2010. The Company’s return on average equity was (15.86%) for the year ended December 31, 2011 as compared to (5.69%) for the year ended December 31, 2010.

As with variances in net income, changes in the return on average assets and average equity experienced by the Company during 2011 and 2010 were primarily the result of fluctuations in loan loss provisions taken during the past two years, as well as changes in impairment losses and OREO-related expenses.

The following table sets forth certain selected financial data for the Bank for each of the years in the five-year periods ended December 31, 2011 and should be read in conjunction with the more detailed information and financial statements contained elsewhere herein (in thousands except per share data and ratios).

(in thousands except per share data and ratios)	2011	2010	2009	2008	2007
Selected Financial Ratios:
Return on average assets	(1.64%)	(0.63%)	(0.62%)	0.52%	1.47%
Return on average shareholders' equity	(15.86%)	(5.67%)	(5.77%)	4.93%	13.73%
Average shareholders' equity to average assets	10.36%	11.06%	10.71%	10.60%	10.73%
Dividend payout ratio	0.00%	0.00%	0.00%	80.12%	56.39%

37 of 119

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

Net interest income before provision for credit losses totaled $25.0 million for the year ended December 31, 2011 as compared to $27.9 million for the year ended December 31, 2010. This represents a decrease of $2.9 million or 10.5 % between the two years. The decrease in net interest income between 2010 and 2011, is primarily the result of decreased volumes of, and yields earned, on interest-earning assets, which more than offset the decreased yields on interest-bearing liabilities. Significant declines in the Company’s cost of funds helped to mitigate declines in net interest income and minimized the decrease in the net margin between the two periods.

Table 1. – Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and interest differentials
Years Ended December 31, 2011 and 2010

		2011			2010
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)	$424,961	$25,573	6.02%	$490,421	$29,502	6.02%
Investment Securities – taxable	48,929	2,141	4.38%	60,696	2,794	4.60%
Investment Securities – nontaxable (2)	0	0	0.00%	1,246	58	4.65%
Interest on deposits in other banks	2,366	39	1.65%	2,457	41	1.67%
Interest on deposits in FRB	80,025	186	0.23%	25,519	59	0.23%
Federal funds sold and reverse repos	0	1	0.00%	29,506	36	0.12%
Total interest-earning assets	556,281	$27,940	5.02%	609,845	$32,490	5.33%
Allowance for credit losses	(15,021)			(13,825)
Noninterest-bearing assets:
Cash and due from banks	21,746			16,815
Premises and equipment, net	12,831			12,950
Accrued interest receivable	1,790			2,105
Other real estate owned	32,702			37,089
Other assets	47,774			42,708
Total average assets	$658,103			$707,687
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$47,825	$86	0.18%	$62,779	$128	0.20%
Money market accounts	123,312	1,014	0.82%	115,752	1,434	1.24%
Savings accounts	39,174	133	0.34%	35,336	139	0.39%
Time deposits	162,910	1,387	0.85%	231,876	2,516	1.09%
Other borrowings	22,014	101	0.46%	35,181	124	0.35%
Trust Preferred securities	9,941	243	2.44%	10,172	248	2.44%
Total interest-bearing liabilities	405,176	$2,964	0.73%	491,096	$4,589	0.93%
Noninterest-bearing liabilities:
Noninterest-bearing	179,239			133,458
Accrued interest payable	196			318
Other liabilities	5,304			4,556
Total average liabilities	589,915			629,428

Total average shareholders' equity	68,189			78,259
Total average liabilities and
Shareholders' equity	$658,104			$707,687
Interest income as a percentage of average earning assets			5.02%			5.33%
Interest expense as a percentage of average earning assets			0.53%			0.75%
Net interest margin			4.49%			4.58%

38 of 119

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $696,000, and $1,165,000 for the years ended December 31, 2011 and 2010, respectively,.

(2)	Applicable nontaxable securities yields have not been calculated on a tax-equivalent basis because they are not material to the Company’s results of operations.

The Bank's year-to-date net interest margin, as shown in Table 1, decreased to 4.49% at December 31, 2011 from 4.58% at December 31, 2010, a decrease of 9 basis points (100 basis points = 1%) between the two periods.

The prime rate averaged 3.25% for the years ended December 31, 2011 and 2010.

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

Table 2.  Rate and Volume Analysis

	2011 compared to 2010			2010 compared to 2009
(In thousands)	Total	Rate	Volume	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$(3,929)	$10	(3,939)	$(1,695)	$954	$(2,649)
Investment securities	(711)	(136)	(575)	(1,504)	(445)	(1,059)
Interest-bearing deposits in other banks	(1)	1	(2)	(76)	(27)	(49)
Interest-bearing deposits in FRB	127	0	127	56	(21)	77
Federal funds sold and securities purchased under agreements to resell	(35)	37	(72)	33	2	31
Total interest income	(4,549)	(88)	(4,461)	$(3,186)	463	(3,649)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(462)	(437)	(25)	(828)	(1.056)	228
Savings accounts	(6)	(22)	16	(80)	(81)	1
Time deposits	(1,129)	(408)	(721)	(1,067)	(1,487)	420
Other borrowings	(23)	35	(58)	(680)	(316)	(364)
Trust Preferred securities	(5)	4	(9)	(83)	(43)	(40)
Total interest expense	(1,625)	(828)	(797)	(2,738)	(2,983)	245
Increase (decrease) in net interest income	$(2,924)	$1,952	(4,876)	$(448)	$3,446	$(3,894)

Total interest income decreased approximately $4.5 million, or 14.0% between the years ended December 31, 2010 and 2011, as the result of declines in the volume of averaging earning assets between the two periods. Earning asset volumes decreased in all earning-asset categories except federal funds sold and interest bearing deposits with the FRB between the two periods, with the largest decrease experienced in loans. On average, loans decreased by approximately $65.5 million between 2010 and 2011 as the Company continued to focus on the work-out of problem assets. The Company continues to maintain a high percentage of loans in its earning asset mix with loans averaging 76.4% of total earning assets for the year ended December 31, 2011, as compared to 80.4% for the year ended December 31, 2010.

39 of 119

Total interest expense decreased approximately $1.6 million, or 35.4% between the years ended December 31, 2010 and 2011, and is attributable to significant declines in the average rates paid on interest-bearing liabilities. Between those two periods, average interest-bearing liabilities decreased by $85.9 million, and the average rates paid on these liabilities decreased by 20 basis points. Average rates decreased in all interest-bearing liabilities except other borrowings and junior subordinated debentures, and higher-cost time deposits decreased on average between the periods.

Provision for Credit Losses

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management's continuous credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the year ended December 31, 2011 the provision to the allowance for credit losses amounted to $13.6 million as compared to $12.5 million for the year ended December 31, 2010.

During 2011, increases in the provision to the allowance for credit losses included large provisions during the third quarter of the year as prolonged weakness in the economy contributed to the further devaluation of real estate in the Company’s portfolio.  A provision of $9.2 million was made in the third quarter of 2011.

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

The amount provided to the allowance for credit losses during 2011 brought the allowance to 3.34% of net outstanding loan balances at December 31, 2011, as compared to 3.75% of net outstanding loan balances at December 31, 2010.

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicated and the net changes between those years:

(In thousands)	2011	2010	Change
Customer service fees	$3,640	$3,812	$(172)
Increase in cash surrender value of BOLI	565	554	11
Gain (loss) on disposition of securities	11	68	(57)
(Loss) gain on sale of OREO	(231)	(85)	(146)
Gain on sale of assets	0	0	0
Gain on sale of loans	0	509	(509)
Proceeds from life insurance	0	174	(174)
Gain (loss) on swap ineffectiveness	0	0	0
Gain on fair value option of financial liabilities	1,863	316	1,547
(Loss) gain on sale of fixed assets	0	(11)	11
Shared appreciation income	0	0	0
Other	1,029	602	427
Total	$6,877	$5,939	$938

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers and, to a lesser extent, gains on sales of Company assets and other miscellaneous income. Noninterest income for the year ended December 31, 2011 increased $938,000 or 15.8% when compared to the previous year.

Customer service fees continue to provide a substantial part of noninterest income over the two years presented, representing 52.9%, 64.2% of total noninterest income for the years ended December 31, 2011and 2010, respectively. Customer service fees decreased $172,000 between the years ended December 31, 2011 and December 31, 2010. Much of the decrease in customer service fees between is attributable to decreases in non sufficient funds charges.

40 of 119

The primary driver in the increase in noninterest income for the year ended, December 31, 2011 was the recognition of a gain on the fair value of it junior subordinated debt totaling $1.9 million.

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

Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2011and 2010:

	2011		2010
		% of		% of
		Average		Average
		Earning		Earning
(Dollars in thousands)	Amount	Assets	Amount	Assets
Salaries and employee benefits	$9,109	1.64%	$8,949	1.47%
Occupancy expense	3,487	0.63%	3,789	0.62%
Data processing	92	0.02%	85	0.01%
Professional fees	2,355	0.42%	2,081	0.34%
FDIC/DFI assessments	2,082	0.37%	2,546	0.42%
Directors fees	230	0.04%	232	0.04%
Amortization of intangibles	620	0.11%	769	0.13%
Correspondent bank service charges	302	0.05%	315	0.05%
Writedown on investment	1	0.00%	355	0.06%
Impairment loss on OREO	3,856	0.69%	2,831	0.46%
Impairment loss on intangible assets	36	0.01%	57	0.01%
Impairment loss on Goodwill	1,489	0.27%	1,414	0.23%
Impairment loss on investment securities	912	0.16%	1,253	0.21%
Loss on CA Tax Credit Partnership	418	0.08%	424	0.07%
OREO expense	3,503	0.63%	1,532	0.25%
Other	2,286	0.41%	2,388	0.39%
Total	30,778	5.53%	$29,020	4.76%

Noninterest expense, excluding provision for credit losses and income tax expense, totaled $30.8 million for the year ended December 31, 2011 as compared to $29.0 million for the year ended December 31, 2010. These figures represent an increase of $1.8 million or 6.1% between the years ended December 31, 2010 and 2011. As a percentage of average earning assets, total noninterest expense has increased over the past two years primarily as the result of increases in impairment losses on OREO and other OREO related expenses. Noninterest expense amounted to 5.53% of average earning assets for the year ended December 31, 2011 as compared to 4.76% at December 31, 2010.

The increase in noninterest expense between the years ended December 31, 2010 and December 31, 2011 is primarily due to lingering devaluation of realestate during the year, evienced by the increase of $1.0 million in OREO impairment losses and an increase of $2.0 million in OREO expenses.  These increases were offset by a decrease of $341,000 in impairment losses on investment securties, a decrease of $464,000 in regulatory assessments, and a decrease in write downs on other investments of $355,000.

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

41 of 119

During the years ended December 31, 2011, and 2010, the Company recognized stock-based compensation expense of $18,000 (less than $0.01 per share basic and diluted) and $41,000 (less than $0.01 per share basic and diluted), respectively. This expense is included in noninterest expense under salaries and employee benefits. Under the current pool of stock options, the Company expects stock-based compensation expense to be about $2,500 per quarter for 2012, about $1,500 per quarter for 2013 and decline after that through 2015. If new stock options are issued, or existing options fail to vest due, for example, to forfeiture, actual stock-based compensation expense in future periods will change.

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

During the second quarter of 2006, the FTB issued the Company a letter of proposed adjustments to, and assessments for, (as a result of examination of the tax years 2001 and 2002) certain tax benefits taken by the Bank’s subsidiary REIT during 2002. Since 2007, the Company had asserted its administrative protest and appeal rights on the REIT issue and accrued its potential liability.  During 2011, the Company, under the provisions of Franchise Tax Board Voluntary Compliance Initiative Program (VCI 2), settled its case for a total liability of $1.7 million..

The Company has reviewed all of its tax positions as of December 31, 2011, and has determined that, there are no material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets decreased by $26.9 million or 4.0% during the year to $651.3 million at December 31, 2011, and decreased $41.9 million or 6.0% from the balance of $693.2 million at December 31, 2009. During the year ended December 31, 2011, decreases of $30.1 million were experienced in net loans as construction and real estate lending continued to slow and approximately $2.8 million in problem loans were transferred to OREO, while another $17.3 million was charged off against the allowance for loan losses. Overnight interest-bearing deposits in the Federal Reserve Bank, and federal funds sold, increased a net $11.0 million, while investment securities decreased by $13.0 million during the year ended December 31, 2011. Total deposits of $574.4 million at December 31, 2011 increased $17.0 million or 3.0% from the balance reported at December 31, 2010, a $12.8 million or 2.3% increase from the balance of $561.7 million reported at December 31, 2009. Declines of $40.6 million in brokered time deposits were partially offset by growth in NOW, money market, and other interest-bearing deposit accounts. Decreases in brokered time deposits during 2011 are the result of the Company’s plan to reduce its dependence on brokered deposits and other wholesale funding sources.

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

42 of 119

Earning assets averaged approximately $556.3 million during the year ended December 31, 2010, as compared to $609.8 million for the year ended December 31, 2010. Average interest-bearing liabilities decreased to $405.2 million for the year ended December 31, 2011, as compared to $491.18 million for the year ended December 31, 2010.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $408.7 million at December 31, 2011, representing a decrease of $33.0 million or 7.5% when compared to the balance of $441.7 million at December 31, 2010. During 2011 average loans decreased 13.4% when compared to the year ended December 31, 2010. Average loans totaled $490.4 million, $534.8 million, and $582.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:

	2011		2010		2009		2008		2007
	Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial and industrial	$166,426	40.7%	$159,224	36.0%	$167,930	33.0%	$188,207	34.6%	$188,826	31.9%
Real estate – mortgage	144,747	35.4%	157,781	35.7	165,629	32.6	130,856	24.0	135,252	22.8
RE construction & development	50,400	12.3%	65,182	14.8	105,220	20.7	151,091	27.7	200,836	33.8
Agricultural	35,811	8.8%	46,308	10.5	50,897	10.0	52,020	9.6	46,387	7.8
Installment/other	11,282	2.8%	12,891	2.9	18,191	3.6	20,782	3.8	18,171	3.1
Lease financing	49	0.0%	305	0.1	706	0.1	1,595	0.3	3,323	0.6
Total Loans	$408,715	100.0%	$441,691	100.0%	$508,573	100.0%	$544,551	100.0%	$592,795	100.0%

Loan volume continues to be greatest in what has historically been the Bank’s primary lending emphasis: commercial, real estate mortgage, and construction lending. With the continued deterioration of real estate markets that began in 2008, the Company experienced decreases in all loan categories, except commercial and industrial during 2011, with a decrease of $14.8 million or 22.7 % in construction loans, a decrease of 13.0 million or 8.3 % in real estate mortgage loans, a decrease of  $10.5 million or 22.7% in agricultural loans and a decrease of $1.6 million or 12.5 % in installment loans. Lease financing also experienced moderate decreases, as the Company is no longer originating commercial leases. Approximately $2.8 million of the total $33.0 million decrease in loans experienced during the year ended December 31, 2011, was the result of nonperforming loans transferred to other real estate owned when all other means of settlement were exhausted.

During 2010, the company experienced decreases in all loan categories: a decrease of $40.0 million or 38.1 % in construction loans, a decrease of $8.7 million or 5.8% in commercial and industrial loans, and a decrease of 7.8 million or 4.7 % in real estate mortgage loans. Modest decreases were also experienced in agricultural loans and installment loans. Lease financing decreased $401,000. Approximately $14.2 million of the total $66.9 million decrease in loans experienced during the year ended December 31, 2010, was the result of nonperforming loans transferred to other real estate owned when all other means of settlement were exhausted.

At December 31, 2011, approximately 66% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Residential housing markets remained depressed through 2010 and 2011, and as a result, residential construction loans decreased during 2010, and again during 2011. Real estate construction loans decreased $14.8 million or 22.7% during 2011, as compared to a decrease of $40.0 million or 38.1% during 2010. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects. Agricultural loans consisting of mostly short-term, floating rate loans for crop financing, decreased $10.5 million or 22.7% between December 31, 2010 and December 31, 2011, while installment loans decreased $1.6 million or 12.5% during that same period.

43 of 119

The real estate mortgage loan portfolio totaling $144.7 million at December 31, 2011 consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate is the core of this segment of the portfolio, with balances of $118.9 million, and $131.6 million at December 31, 2011 and 2010, respectively. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and, are mainly tied to commercial income and multi-family residential properties. The Company does not currently offer traditional residential mortgage loans, but may purchase mortgage portfolios. The residential real estate mortgage portfolio had balances of $24.0 million and $23.8 million at December 31, 2011 and 2010, respectively. The Company also offers short to medium-term, fixed-rate, home equity loans, which totaled $1.9 million at December 31, 2011 and $2.4 million at December 31, 2010.

The following table sets forth the maturities of the Bank's loan portfolio at December 31, 2011. Amounts presented are shown by maturity dates rather than repricing periods:

		Due after one
	Due in one	Year through	Due after
(In thousands)	year or less	Five years	Five years	Total
Commercial and agricultural	$108,738	$79,013	$14,632	$202,283
Real estate construction & development	25,033	24,367	0	50,400
	139,761	114,714	16,239	270,714
Real estate – mortgage	28,816	97,278	17,536	143,630
All other loans	4,460	5,669	2,173	12,302
Total Loans	$168,047	$206,327	$34,340	$408,715

For the year ended December 31, 2011 and 2010, the average yield on loans was 6.02%.  This consistent yield was due in part to the Company utilizing rate floors intended to mitigate interest rate risk as interest rates fall, as well as to compensate the Company for additional credit risk under current market conditions. The Bank’s loan portfolio is generally comprised of short-term or floating rate loans and is therefore susceptible to fluctuations in market rates of interest.

At December 31, 2011 and 2010, approximately 49.9% and 57.6% of the Bank's loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank's fixed and floating rate loans at December 31, 2011. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

		Due after one
	Due in one	Year through	Due after
(In thousands)	year or less	Five years	Five years	Total
Accruing loans:
Fixed rate loans	$19,331	$147,876	$29,813	$197,020
Floating rate loans	135,369	54,275	3,953	193,597
Total accruing loans	154,700	202,151	33,766	390,617
Nonaccrual loans:
Fixed rate loans	3,886	4,062	1,085	9,033
Floating rate loans	8,495	570	0	9,065
Total nonaccrual loans	12,381	4,632	1,085	18,098
Total Loans	$167,081	$206,783	$34,851	$408,715

Securities

Following is a comparison of the amortized cost and approximate fair value of available-for-sale for the years indicated:

44 of 119

	December 31, 2011				December 31, 2010
		Gross	Gross	Fair Value		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Carrying	Amortized	Unrealized	Unrealized	(Carrying
(In thousands)	Cost	Gains	Losses	Amount)	Cost	Gains	Losses	Amount)
Available-for-sale:
U.S. Government agencies	$23,680	$1,377	$(7)	$25,051	$32,486	$1,303	$(1)	$33,788
U.S Gov’t agency collateralized mortgage obligations	5,010	425	0	5,435	7,203	552	0	7,755
Residential mortgage obligations	10,238	0	(2,265)	7,972	11,955	0	(1,995)	9,960
Total available-for-sale	$38,928	$1,802	$(2,272)	$38,458	$51,644	$1,855	$(1,996)	$51,503

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2011 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year to five years		After five years to ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale:
U.S. Government agencies	$1,515	1.75%	$8,133	1.47%	$4,641	5.07%	$10,762	4.80%	$25,051	3.58%
U.S. Gov’t agency collateralized mortgage obligations	---	---	---	---	5,435	4.50%	---	---	5,435	4.50%
Residential mortgage obligations	---	---	---	---	---	---	7,972	6.25%	7,972	6.25%
Total estimated fair value	$1,515	1.75%	$8,133	1.47%	$10,076	4.76%	$18,734	5.41%	$38,458	4.27%
(1)	Weighted average yields are not computed on a tax equivalent basis

At December 31, 2011 and 2010, available-for-sale securities with an amortized cost of approximately $17.0 million and $46.7 million, respectively (fair value of $17.8 million and $47.2 million, respectively) were pledged as collateral for public funds and FHLB borrowings.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Total deposits increased $17.0 million or 3.0% during the year to a balance of $574.4 million at December 31, 2011. Core deposits, consisting of all deposits other than time deposits of $100,000 or more and brokered deposits, continue to provide the foundation for the Bank's principal sources of funding and liquidity. These core deposits amounted to 84.2% and 71.5%, of the total deposit portfolio at December 31, 2011 and 2010.

The following table sets forth the year-end amounts of deposits by category for the years indicated, and the dollar change in each category during the year:

	December 31,			Change during Year
(In thousands)	2011	2010	2009	2011	2010
Noninterest-bearing deposits	$224,907	$139,690	$139,724	$85,217	$(34)
Interest-bearing deposits:
NOW and money market accounts	165,937	181,061	158,795	(15,124)	22,266
Savings accounts	40,099	37,177	34,146	2,922	3,031
Time deposits:
Under $100,000	53,271	58,629	64,481	(5,358)	(5,852)
$100,000 and over	90,213	140,909	164,514	(50,696)	(23,605)
Total interest-bearing deposits	349,520	417,776	421,936	(68,256)	(4,160)
Total deposits	$574,427	$557,466	$561,660	$16,9601	$(4,194)

45 of 119

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

During the year ended December 31, 2011, an increase in non-interest bearing deposits of $85.2 million and an increase in savings accounts of 2.9 million or 7.9% more than off-set decreases in NOW and money market accounts of $15.1 million, or 8.4%, decreases in time deposits under $100,000 of $5.4 million, or 9.1%, and decreases in time deposits of $100,000 or more of $50.7 million or 36.0%, during the year ended December 31, 2010.  $40.6 million of the decrease in time deposits of $100,000 or more is attributable to decreases in brokered deposits.

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

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total noninterest-bearing deposits increased $85.2 million or 61.0% between December 31, 2010 and December 31, 2011, while interest-bearing deposits decreased $68.3 million or 16.4% during the same period. Between December 31, 2009 and December 31, 2010, total interest-bearing deposits decreased $4.2 million or -1.0%, while noninterest-bearing deposits decreased $34,000 less than 0.1%.

On a year-to-date average basis, total deposits decreased $26.4 million or 4.6% between the years ended December 31, 2010 and December 31, 2011. Of that total, interest-bearing deposits decreased by $72.5 million or 16.3%, while noninterest-bearing deposits increased $43.8 million or 32.8% during 2011. On average, the Company experienced decreases in NOW accounts and time deposits, while money market and savings accounts increased between the years ended December 31, 2010 and December 31, 2011. On a year-to-date average, the Company experienced an increase of $42.1 million or 7.8 % in total deposits between the years ended December 31, 2009 and December 31, 2010. Between these two periods, average interest-bearing deposits increased $43.5 million or 10.8%, while total noninterest-bearing checking decreased $1.58 million or -1.1% on a year-to-date average basis. On average, the Company experienced increases in NOW accounts, savings accounts, and time deposits between the years ended December 31, 2009 and December 31, 2010, while money market accounts experienced only minor declines on average during 2010.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2011, 20109 and 2009:

	2011		2010		2009
	Average		Average		Average
(Dollars in thousands)	Balance	Rate %	Balance	Rate %	Balance	Rate %
Interest-bearing deposits:
Checking accounts	171,137	0.64%	$178,531	0.87%	$161,711	1.48%
Savings	39,174	0.34%	35,336	0.39%	35,228	0.62%
Time deposits (1)	162,910	0.85%	231,876	1.09%	205,261	1.75%
Noninterest-bearing deposits	179,239		133,458		134,925

(1)
Included at December 31, 2010, are $140.9 million in time certificates of deposit of  $100,000 or more, of which $86.4 million matures in three months or less, $31.2 million matures in 3 to 6 months, $11.7 million matures in 6 to 12 months, and $11.6 million matures in more than 12 months.

46 of 119

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

The Company had collateralized and uncollateralized lines of credit aggregating $232.5 million and $118.7 million, as well as FHLB lines of credit totaling $17.6 million and $32.6 million at December 31, 2011 and 2010, respectively. At December 31, 2011, the Company had no outstanding balances drawn against its FHLB line of credit. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR.

The table below provides further detail of the Company’s federal funds purchased, repurchase agreements and FHLB advances for the years ended December 31, 2011, 2010 and 2009:

	December 31,
(Dollars in thousands)	2011	2010	2009
At period end:
Federal funds purchased	$0	$0	$0
Repurchase agreements	0	0	0
FHLB advances	0	32,000	40,000
Total at period end	$0	$32,000	$40,000
Average ending interest rate – total	0%	0.35%	0.86%
Average for the year:
Federal funds purchased	$0	$17	$40,443
Repurchase agreements	0	0	0
FHLB advances	22,014	35,164	59,434
Total average for the year	$22,014	$35,181	$99,877
Average interest rate – total	0.46%	0.69%	0.80%
Maximum total borrowings outstanding at
Any month-end during the year:
Federal funds purchased	$0	$0	$87,530
FHLB advances	32,000	39,000	73,700
Total	$32,000	$39,000	$161,230

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

47 of 119

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

48 of 119

Loan Segments for Loan Loss Reserve Analysis		Loan Balances at December 31,
(dollars in 000's)		2011	2010	2009	2008	2007
1	Commercial and Business Loans	$163,442	$154,624	$161,292	$180,750	$181,123
2	Government Program Loans	2,984	4,600	6,638	7,457	7,703
	Total Commercial and Industrial	166,426	159,224	167,930	188,207	188,826

3	Commercial Real Estate Term Loans	118,857	131,632	117,010	86,007	95,085
4	Single Family Residential Loans	24,031	23,764	45,828	41,608	37,195
5	Home Improvement/Home Equity Loans	1,859	2,385	2,791	3,241	2,972
	Total Real Estate Mortgage	144,747	157,781	165,629	130,856	135,252

6	Total RE Construction and Development Loans	50,400	65,182	105,220	151,091	200,836

7	Total Agricultural Loans	35,811	46,308	50,897	52,020	46,387

8	Consumer Loans	11,073	12,462	17,939	20,370	17,521
9	Overdraft protection Lines	85	74	73	80	85
10	Overdrafts	124	355	179	332	565
	Total Installment/other	11,282	12,891	18,191	20,782	18,171

11	Total Lease Financing	49	305	706	1,595	3,323

	Total Loans	$408,715	$441,691	$508,573	$544,551	$592,795

The Company’s methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include:

- the formula allowance,
- specific allowances for impaired
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

Management determines the loss factors for problem-graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. The twelfth quarter loss factor is compared to the 4th and 8th quarter loss factors and the average loss factor for the 12 quarters.  The model may be more heavily weighted on the most current periods if those periods are more indicative of future trends because losses are accelerating in the shorter term. Based on an analysis of the information, current economic conditions and current and historical loss trends for the Bank, the existing net loss factors, prior to qualitative adjustment, are adjusted to recognize and quantify the loss exposure from changes in loss histories and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss.” Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include loans categorized as substandard, doubtful, and loss. At December 31, 2011, problem graded or “classified” loans totaled $55.6 million or 13.6% of gross loans, as compared to $53.6 million or 12.1% of gross loans at December 31, 2010.

49 of 119

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

The formula allowance includes reserves for certain off-balance sheet risks including letters of credit, unfunded loan commitments, and lines of credit. Reserves for undisbursed commitments are generally formula allocations based on the Company’s historical loss experience and other loss factors, rather than specific loss contingencies. At December 31, 2011and 2010, the formula reserve allocated to undisbursed commitments totaled $174,000 and $189,000, respectively. The reserve for unfunded commitments is considered a reserve for contingent liabilities and is therefore carried as a liability on the balance sheet for all periods presented.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at December 31, 2011, 2010 and 2009.

	Balance	Balance	Balance
(in 000's)	December 31, 2011	December 31, 2010	December 31, 2009
Specific allowance – impaired loans	$1,254	$11,326	$7,974
Formula allowance – classified loans not impaired	4,049	394	1,979
Formula allowance – special mention loans	450	493	587
Total allowance for special mention and classified loans	5,753	12,213	10,540

Formula allowance for pass loans	7,654	4,281	4,476
Unallocated allowance	241	26	0
Total allowance	$13,648	$16,520	$15,016

Impaired loans	$31,882	$50,998	$53,794
Classified loans not considered impaired	12,120	2,585	15,816
Total classified loans	$44,002	$53,583	$69,610
Special mention loans	$11,603	$24,645	$27,939

Although the total loan portfolio has declined over the past three years from $507.7 million at December 31, 2009, to $441.0 million at December 31, 2010, and to $408.7 at December 31, 20111, the level of nonperforming loans has remained high but declined from $46.9 million at December 31, 2010 to $30.0 million at December 31, 2011. During the same period, total classified loans increased from $53.6 million at December 31, 2010 to $55.6 million at December 31, 2011.

50 of 119

	December 31,	December 31,	December 31,
	2011	2010	2009
Allowance for loan losses - period end	$13,648	$16,520	$15,016

Net loans charged off during period	(16,474)	(10,971)	(9,888)
LLR Provision during period	13,602	12,475	13,375

Loans outstanding at period-end	$408,714	$441,046	$507,709
ALLL as % of loans at period-end	3.34%	3.75%	2.96%

Nonaccrual loans	$18,098	$34,394	$34,757
Restructured Loans	11,885	12,554	16,026
Total nonperforming loans	29,983	46,948	50,873
ALLL as % of nonperforming loans	45.52%	35.19%	29.57%

Impaired loans	$31,837	$50,998	$53,794
Classified loans not considered impaired	23,723	2,585	15,816
Total classified loans	$55,560	$53,583	$69,610
ALLL as % of classified loans	24.56%	30.83%	21.57%

Impaired loans decreased approximately $19.2 million between December 31, 2010 and December 31, 2011.  As a result, the specific allowance related to impaired loans decreased $10.1 million for the year ended December 31, 2011 and the formula allowance related to loans that are not impaired (including pass, special mention and substandard loans) increased approximately $6.9 million between December 31, 2010 and December 31, 2011.

Decreases in the formula allowance for the year ended December 31, 2010 were the result of decreases in the volume of loans in those categories, which were only partially offset by increases in adjusting factors for current economic trends and conditions, and trends in delinquent and nonaccrual loans. The level of “pass” loans decreased approximately $46.6 million during the year ended December 31, 2010, and the related formula allowance decreased $195,000 for 2010 as a result of the volume decrease which more than offset increases in percentage loss allocations, as well as factor allocation increases due to current economic conditions.

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors, which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentration, and 10) other business conditions. There were no changes in estimation methods or assumptions during 2011 that affected the methodology for assessing the overall adequacy of the allowance for credit losses.

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

51 of 119

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

At December 31, 2011 and 2010, the Company's recorded investment in loans for which impairment has been recognized totaled $31.9 million and $51.0 million, respectively. Included in total impaired loans at December 31, 2011, are $13.8 million of impaired loans for which the related specific allowance is $1.3 million, as well as $18.1 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2010 included $40.9 million of impaired loans for which the related specific allowance is $11.3 million, as well as $10.1 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $41.9 million and $49.8 million during the years ended December 31, 2011 and 2010, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method.

The largest category of impaired loans at December 31, 2011 were real estate mortgage and real estate construction and development loans, comprising of 37% and almost 36% of total impaired loans at December 31, 2011, respectively. Impaired construction loans decreased $11.3 million, impaired commercial and industrial loans decreased $8.3 million, and impaired agricultural loans decreased $1.3 million during the year ended December 31, 2011 while impaired real estate mortgage loans increased $1.9 million. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans, approximately $27.5 million or 86.1% are secured by real estate at December 31, 2010, as compared to 37.8 million or 74.1% of total impaired loans at December 31, 2010. The following table summarizes the components of impaired loans and their related specific allowance at December 31, 2011, 2010 and 2009.

	Balance	Allowance	Balance	Allowance	Balance	Allowance
(in 000’s)	December 31, 2011	December 31, 2011	December 31, 2010	December 31, 2010	December 31, 2009	December 31, 2009
Commercial and industrial	$6,639	$112	$14,887	$5,005	$9,064	$2,383
Real estate – mortgage	11,871	690	9,922	744	12,584	536
RE construction and development	11,432	71	22,759	4,891	25,606	4,741
Agricultural	1,853	381	3,107	686	6,212	153
Installment/other	87	0	148	0	328	160
Lease financing	0	0	175	0	0	0
Total impaired loans	$31,882	$1,254	$50,998	$11,326	$53,794	$7,973

Included in impaired loans are loans modified in troubled debt restructurings (“TDR’s”), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to enhance collection. The Company makes various types of concessions when structuring TDR’s including rate reductions, payment extensions, and forbearance.

52 of 119

At December 31, 2010, more than $13.7 million of the total $24.9 million in TDR’s was for real estate construction and development, and $5.0 million and $2.8 million related to developers in commercial real estate and commercial and industrial, respectively at December 31, 2010.

At December 31, 2010 and 2009, the Company held approximately $3.3 million and $4.0 million, respectively, in restructured residential mortgage loans  of borrowers  unable to secure take-out financing at the end of their construction loan with the Company. In part to assist the borrowers to retain newly constructed homes under California Senate Bill SB1137, the Company modified loans at market rates of interest with 30-year amortization to mature in three-to-five year terms. TDR’s at December 31, 2010 as a percentage of the loan portfolio is similar to the percentage breakout of the $26.1 million in TDR’s reported at December 31, 2009, The majority of these credits are related to real estate construction projects that have slowed significantly or stalled, and the Company pursued restructuring the qualified credits while the construction industry recovers and allow developers an opportunity to finish projects at a slower pace.  This reflects current market conditions in the San Joaquin Valley. Concessions granted in these circumstances include lengthened maturities, lower lot release prices, or rate reductions that enable the borrower to finish the construction projects and repay loans to the Company. The downturn in the real estate construction market is protracted, and although the Company has had success in its restructuring efforts, not all restructured efforts will be entirely successful. Regions such as Bakersfield California had been slower to recover than others in out market area but now show signs of leading the recovery compared with other southern San Joaquin Valley regions. While recent data indicates real estate prices stabilized in 2011, deterioration  beyond current expectations may require additional resrves to lower asset values to allow borrowers to continue completing construction projects and selling units at lower prices.

The following tables summarizes TDR’s by type, classified separately as nonaccrual or accrual, which are included in impaired loans at December 31, 2011 and December 31, 2010.

(in thousands)	Total TDR's December 31, 2011	Nonaccrual TDR's December 31, 2011	Accruing TDR's December 31, 2011
Commercial and industrial	$2,619	$1,084	$1,535
Real estate - mortgage:
Commercial real estate	6,850	2,506	4,344
Residential mortgages	3,477	0	3,477
Home equity loans	36	15	22
Total real estate mortgage	10,363	2,521	7,843
RE construction & development	6,034	3,620	2,415
Agricultural	0	0	0
Installment/other	34	0	34
Lease financing	0	0	0
Total Troubled Debt Restructurings	$19,050	$7,225	$11,827

(in thousands)	Total TDR's December 31, 2010	Nonaccrual TDR's December 31, 2010	Accruing TDR's December 31, 2010
Commercial and industrial	$2,751	$1,359	$1,392
Real estate - mortgage:
Commercial real estate	5,019	0	5,019
Residential mortgages	3,261	0	3,261
Home equity loans	93	43	50
Total real estate mortgage	8,373	43	8,330
RE construction & development	13,730	10,978	2,752
Agricultural	0	0	0
Installment/other	80	0	80
Lease financing	0	0	0
Total Troubled Debt Restructurings	$24,934	$12,380	$12,554

53 of 119

Of the $19.0 million in total TDR’s at December 31, 2011, $7.2 million were on nonaccrual status at period-end.Of the $24.9 million in total TDR’s at December 31, 2010, $12.4 million were on nonaccrual status at period-end. As of December 31, 2011, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

The following table summarizes special mention loans by type for the year ended December 31, 2011 and December 31, 2010.

(in thousands)	December 31, 2011	December 31, 2010
Commercial and industrial	$10,431	$7,769
Real estate - mortgage:
Commercial real estate	749	4,419
Residential mortgages	0	195
Home equity loans	0	0
Total real estate mortgage	749	4,614
RE construction & development	0	10,737
Agricultural	0	1,525
Installment/other	423	0
Lease financing	0	0
Total Special Mention Loans	$11,603	$24,645

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. Low interest rates and a weak economy continue to dominate, even though signs of real estate prices show signs of stabilization. The Company continues to place increased emphasis on reducing both the level of nonperforming assets and the level of losses on the disposition of these assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to reduce the impacts on the  real estate market. As part of this strategy, the Company has increased its level of troubled debt restructurings, when it makes economic sense. Even though business and consumer spending show improvement in recent quarters current GDP remains anemic. It is difficult to forecast the impact  Federal Reserve actions to hold rates low will be  on the economy. The local market has remained relatively more stable economically during the past several years than some areas of the state and the nation, where more volatile economic impacts were experienced , including more severe deterioration of residential real estate markets. Although the local area residential housing markets have been hard hit, they continue to perform better than some parts of the state. which bodes well for sustained, but slower growth in the Company’s market areas of Fresno and Madera, Kern, and Santa Clara Counties. Local unemployment rates in the San Joaquin Valley remain high compared with other regions but are historically high as a result of the areas’ agricultural dynamics  The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain low relative to other areas of the state. Management recognizes increased risk of loss due to the Company's exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the years indicated.

54 of 119

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Total loans outstanding at end of period before deducting allowances for credit losses	$408,714	$441,045	$507,709	$543,317	$591,056
Average net loans outstanding during period	$424,961	$490,421	$534,830	$582,500	$575,448

Balance of allowance at beginning of period	$16,520	$15,016	$11,529	$7,431	$4,381
Loans charged off:
Real estate	(7,224)	(8,119)	(4,245)	(3,103)	(4,005)
Commercial and industrial	(9,340)	(2,878)	(5,648)	(1,890)	(303)
Lease financing	(110)	(81)	(122)	(281)	(8)
Installment and other	(620)	(858)	(130)	(271)	(177)
Total loans charged off	(17,294)	(11,936)	(10,145)	(5,545)	(4,493)
Recoveries of loans previously charged off:
Real estate	159	10	1	0	0
Commercial and industrial	650	940	245	92	46
Lease financing	0	0	1	14	0
Installment and other	11	15	10	11	18
Total loan recoveries	820	965	257	117	64
Net loans charged off	(16,474)	(10,971)	(9,888)	(5,428)	(4,429)

Reclassification of off-balance sheet reserve	0	0	0	0	0
Reserve acquired in business acquisition	0	0	0	0	1,268
Provision charged to operating expense	13,602	12,475	13,375	9,526	6,211
Balance of allowance for credit losses at end of period	$13,648	$16,520	$15,016	$11,529	$7,431

Net loan charge-offs to total average loans	3.88%	2.24%	1.85%	0.93%	0.77%
Net loan charge-offs to loans at end of period	4.03%	2.49%	1.95%	1.00%	0.75%
Allowance for credit losses to total loans at end of period	3.34%	3.75%	2.96%	2.12%	1.26%
Net loan charge-offs to allowance for credit losses	120.70%	66.41%	68.85%	47.08%	59.60%
Net loan charge-offs to provision for credit losses	121.11%	87.94%	73.93%	56.98%	71.31%

Loan charge-offs increased during the year ended December 31, 2011 when compared to the year ended December 31, 2010, while loan recoveries decreased slightly during the same period.

Loan charge-offs of $17.3 million during the year ended December 31, 2011 included a $3.6 million commercial and industrial relationship secured by real estate, with specific reserves of $2.9 million and a $4.5 million real estate construciton relationship secured by real estate, with specific reserve of $3.6 million. Net loan charge-offs totaled $1.4 million during the fourth quarter including $758 thousand on two real estate secured relationships.

Loan charge-offs of $11.9 million experienced during the year ended December 31, 2010 included a $2.5 million charge-off of an impaired nonaccrual loan which had a specific reserve of $2.1 million at December 31, 2010, a charge-off of $857,000 on a $2.1 million nonaccrual loan transferred to OREO during the second quarter of 2010, and a $600,000 charge-off resulting from a short-sale of the underlying collateral for a real-estate secured loan. Recoveries during 2010 included $846,000 in death benefit proceeds received during the second quarter from a life insurance policy held as collateral on a loan that had been charged-off during 1998.

The following is a summary of the quarterly activity in the allowance for loan losses for the year ended December 31, 2011

Description	Loss	Recoveries	Provision	Balance
Balance Forward				$16,520
1st quarter - 2011	$699	$34	$890	16,745
2nd quarter - 2011	6,668	697	3,529	14,303
3rd quarter - 2011	8,498	53	8,077	13,936
4th quarter - 2011	1,429	36	1,105	13,648
Total YTD - 2011	$17,294	$820	$13,602	$13,648

At December 31, 2011 and 2010, $174,000 and $189,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities.

55 of 119

Management believes that the 3.34% credit loss allowance to total loans at December 31, 2011 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

	2011		2010		2009		2008		2007
	Allowance		Allowance		Allowance		Allowance		Allowance
	for Credit	% of	for Credit	% of	For Credit	% of	for Credit	% of	for Credit	% of
(Dollars in thousands)	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans
Commercial and industrial	$6,787	40.7%	$8,209	36.0%	$7,125	33.0%	$4,620	34.6%	$3,008	31.9%
Real estate – mortgage	1,416	35.4%	1,620	35.7%	1,426	32.6%	787	24.0%	593	22.8%
RE construction and development	4,579	12.3%	5,763	14.8%	5,561	20.7%	4,795	27.7%	3,070	33.8%
Agricultural	508	8.8%	850	10.5%	334	10.0%	1,035	9.6%	559	7.8%
Installment/other	117	2.8%	49	2.9%	535	3.6%	101	3.8%	133	3.1%
Lease financing	1	0.0%	3	0.1%	35	0.1%	49	0.3%	68	0.6%
Not allocated	241	--	26	--	0	--	142	--	0	--
	$13,648	100.0%	$16,520	100.0%	$15,016	100.0%	$11,529	100.0%	$7,431	100.0%

During 2011, reserve allocations decreased in all categories during the year, except for a small increase in the reserve on installment loans.

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

The following summarizes the Company’s allowance for credit losses related to the specific, formula, and unallocated reserves for the year-ends shown:

	December 31,
(Dollars in 000’s)	2011	2010	2009	2008	2007
Formula allowance	$12,153	$5,168	$7,043	$6,414	$6,447
Specific allowance	1,254	11,326	7,973	4,973	984
Unallocated allowance	241	26	0	142	0
Total allowance	$13,648	$16,520	$15,016	$11,529	$7,431

At December 31, 2011, the allowance for credit losses totaled $13.6 million, and consisted of $12.1 million in formula allowance, $1.3 million in specific allowance, and $241,000 in unallocated allowance. At December 31, 2011, $523,000 of the specific allowance was allocated commercial real estate loans, and the remaining $381,000, $166,000, $112,000, and $71,000 were allocated to agricultural, commercial real estate, residential mortgage loans, and real estate construction loans, respectively

56 of 119

At December 31, 2010, the allowance for credit losses totaled $16.5 million, and consisted of $5.2 million in formula allowance, $11.3 million in specific allowance, and $26,000 in unallocated allowance. At December 31, 2010, $4.9 million of the specific allowance was allocated to real estate construction loans, and the remaining $5.0 million, $476,000, $241,000, and $686,000 were allocated to commercial and industrial loans, commercial real estate, residential mortgage loans, and agricultural loans, respectively.

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

The total formula allowance increased approximately $7.0 million between 2010 and 2011, primarily due to increased reserve factors resulting from losses incurred during the year.  Between December 31, 2010 and December 31, 2011, substandard loans decreased $12.3 million, while special mention decreased $13.0 million.  There were no loans classified as doubtful at December 31, 2011 or December 31, 2010.

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

Although in some instances, the downgrading of a loan resulting from the factors used by the Company in its allowance analysis has been reflected in the formula allowance, management believes that in some instances, the impact of material events and trends has not yet been reflected in the level of nonperforming loans or the internal risk grading process regarding these loans. Accordingly, the Company’s evaluation of probable losses related to these factors may be reflected in the unallocated allowance. The evaluation of the inherent losses concerning these factors involves a higher degree of uncertainty because they are not identified with specific problem credits, and therefore the Company does not spread the unallocated allowance among segments of the portfolio. At December 31, 2011 and December 31, 2010, the Company had an unallocated allowance of $241,000 and $26,000, while at December 31, 2009, the Company had no unallocated allowance. Management’s estimates of the unallocated allowance are based upon a number of underlying factors including 1) the effect of deteriorating national and local economic trends, 2) the effects of export market conditions on certain agricultural and manufacturing borrowers, 3) the effects of abnormal weather patterns on agricultural borrowers, as well as other borrowers that may be impacted by such conditions, 4) the effect of increased competition in the Company’s market area and the resultant potential impact of more relaxed underwriting standards to borrowers with multi-bank relationships, 5) the effect of soft real estate markets, and 6) the effects of having a larger number of borrowing relationships which are close to the Company’s lending limit, any one if which were not to perform to contractual terms, would have a material impact on the allowance.

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

57 of 119

The following table sets forth the Company’s nonperforming assets as of the dates indicated:

	December 31,
(Dollars in thousands, except footnote)	2011	2010	2009	2008	2007
Nonaccrual loans (1)	$18,098	$34,394	$34,757	$45,671	$16,158
Restructured loans	11,885	12,554	16,026	0	23
Total non-performing loans	29,983	46,948	50,783	45,671	16,181
Other real estate owned	27,091	35,580	36,217	30,153	6,666
Total non-performing assets	$57,074	$82,528	$87,000	$75,824	$22,847

Loans, past due 90 days or more, still accruing	$74	$547	$486	$680	$189

Non-performing loans to total gross loans	7.34%	10.63%	9.99%	8.39%	2.73%
Non-performing assets to total gross loans	13.96%	18.68%	17.11%	13.92%	3.85%
Allowance for loan losses to nonperforming loans	45.52%	35.19%	29.57%	25.24%	45.92%

(1)
Included in nonaccrual loans at December 31, 2011 and 2010 are restructured loans totaling $7.2 million and $12.4 million, respectively. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2010, 2009, and 2008, in accordance with their original terms is approximately $1.7 million, $3.2 million, and $3.7 million, respectively.

Non-performing assets remain high at December 31, 2011, but have decreased $25.5 million between December 31, 2010 and December 31, 2011. While nonaccrual loans decreased $16.3 million between December 31, 2010 and December 31, 2011, while restructured loans not included in the nonaccrual totals decreased just $669,000 million. The net decrease of $8.5 in other real estate owned includes additions of approximately $2.8 million in properties transferred from loans, write-downs of $3.9 million, and gross sales of more than $8.2 million during the year ended December 31, 2011.

Non-performing assets decreased $4.5 million between December 31, 2009 and December 31, 2010. While nonaccrual loans decreased only $363,000 between December 31, 2009 and December 31, 2010, restructured loans not included in the nonaccrual totals decreased $3.5 million as the Company sought to work-out problem credits with borrowers. The net decrease of $637,000 in other real estate owned includes additions of approximately $14.2 million in properties transferred from loans, write-downs of $2.8 million, and gross sales of more than $12.8 million during the year ended December 31, 2010.

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

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance	Balance	Balance	Change from	Change from
Nonaccrual Loans (in 000's):	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Commercial and industrial	$5,080	$13,449	$5,355	$(8,369)	$8,094
Real estate - mortgage	3,989	1,592	5,336	$2,397	(3,744)
Real estate - construction	9,014	16,003	17,590	$(6,989)	(1,587)
Agricultural	0	3,107	6,212	$(3,107)	(3,105)
Installment/other	15	68	150	$(53)	(82)
Lease financing	0	175	114	$(175)	61
Total Nonaccrual Loans	$18,098	$34,394	$34,757	$(16,296)	$(363)

58 of 119

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

Except for the loans included in the above table, there were no loans at December 31, 2011 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

Liquidity and Asset/Liability Management

The primary function of asset/liability management is to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company's principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses. Other sources of liquidity not on the balance sheet at December 31, 2011 include unused collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $250.1 million.

Cash and cash equivalents have fluctuated during the three years ended December 31, 2011, 2010, and 2009, with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2011	$124,184
December 31, 2010	$98,430
December 31, 2009	$29,229

Cash and cash equivalents increased $25.8 million during the year ended December 31, 2011 as compared to an increase of $69.2 million during the year ended December 31, 2010.

The Company has maintained positive cash flows from operations over the past two years, which amounted to $5.8 million and $9.6 million for the years ended December 31, 2011 and 2010, respectively.

The Company experienced net cash inflows from investing activities totaling $34.6 and $71.7 million during the years ended December 31, 2011 and 2010, respectively  through decreases in loans, sales of OREO properties, and maturities of investment securities.

Net cash flows from financing activities, including deposit growth and borrowings, have traditionally provided funding sources for loan growth, but during 2011and 2010 the Company experienced net cash outflows totaling $15.0 million and $12.1 million, respectively. The cash outflows during 2010 and 2011 were the result of planned reductions in outstanding borrowings and brokered deposits which exceeded increases in demand deposits and savings accounts.

59 of 119

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

The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. In addition to unused lines of credit from other banks totaling $250.1 million, the contingency plan includes identified funding sources, and steps that may be taken in the event the total liquidity ratio falls or is projected to fall below policy limits for any extended period of time. One of the primary directives of the contingency funding plan is to limit the Company’s overall level of wholesale funding to no more than 40% of deposits. The current funding program uses both asset-based and liability-based principles, and identifies core deposits as the favored funding source when attainable at a reasonable cost. The policy identifies a number of funding sources or methods the Bank ALCO committee may utilize to fulfill the Company’s liquidity funding requirements:

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

4)
The Company presently has a Discount Window facility available from the Federal Reserve Bank of San Francisco collateralized with loans as discussed above. At December 31, 2011 the Company had available credit of $232.5 million from the Federal Reserve based upon the loans pledged at that date. The Federal Reserve will monitor use of the Discount Window closely given the current status of the Company and the economy as a whole and. In addition, this credit facility may not be competitively priced under normal economic conditions. As such, the Company does not expect to use this facility except in times of crises, but does consider this to be a key contingency funding source.

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

60 of 119

The Company continues to utilize liability management, when needed, as part of its overall asset/liability management strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 49.9% of the Company’s loan portfolio at December 31, 2011. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At December 31, 2011, the Bank had 62.8% of total assets in the loan portfolio and a loan-to-deposit ratio of 71.0%. Liquid assets at December 31, 2011 include cash and cash equivalents totaling $124.2 million as compared to $98.4 million at December 31, 2010.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings. Core deposits, which comprise approximately 84.1% of total deposits at December 31, 2011, provide a significant and stable funding source for the Company.  At December 31, 2011, unused lines of credit with the Federal Home Loan Bank and the Federal Reserve Bank totaling $250.1 million are collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these used and unused borrowing lines totaled $346.9 million at December 31, 2011. For further discussion of the Company’s borrowing lines, see “Short Term Borrowings” included  previously in the financial condition section of this financial review. The Federal Reserve Board has notified the Bank that it will permit the Bank to draw on its line of credit with the Federal Reserve Bank only in limited circumstances and for a short duration.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Regulatory Agreement section included in Regulatory Matters of this Management’s Discussion.) The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Under an agreement with the Federal Reserve dated March 23, 2010, the Bank is precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at September 30, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. The Company has not determined how long it will defer interest payments, but under the terms of the debenture, interest payments may be deferred up to five years (20 quarters). During such deferral periods, the Company is prohibited from paying dividends on its common stock (subject to certain exceptions) and will continue to accrue interest payable on the junior subordinated debt. The Bank paid no dividends to the parent company during the years ended December 31, 2011 and 2010. During the year ended December 31, 2009, cash dividends paid by the Bank to the parent company totaled $200,000.

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

61 of 119

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

62 of 119

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

On April 27, 2011 July 25, 2011, October 26, 2011, and January 30, 2012, respectively, the Bank submitted progress reports to the Federal Reserve for the first, second, third and fourth quarters of 2011. At this time, the Company and the Bank believe they are in compliance with the Agreement, including deadlines and remediation of past violations of laws and regulations regarding stale loan appraisals. During the fourth quarter of 2010, the Company identified certain material weaknesses related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as material weaknesses related to the valuation of OREO properties (for further discussion see Item 9A Controls and Procedures.)

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

63 of 119

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

The Bank is currently in full compliance with the requirements of the Order including its deadlines. During the fourth quarter of 2010, the Company identified certain material weaknesses related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as material weaknesses related to the valuation of OREO properties (for further discussion see Item 9A Controls and Procedures.)

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

Pursuant to the March 2010 Agreement with the Federal Reserve Bank, the Company and the Bank are required to maintain sufficient capital to support current and future capital needs, including compliance with Capital Adequacy Guidelines taking into account the volume of classified assets, concentrations of credit, the level of the allowance for loan losses, current and projected growth, and projected retained earnings.  Pursuant to the Order issued by the California Department of Financial Institutions in May 2010, the Bank is required to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.5%. For purposes of the Order, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 10.31% at December 31, 2011.

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

The following table sets forth the Company’s and the Bank's actual capital positions at December 31, 2011 and the regulatory minimums for the Company and the Bank to be well capitalized under the guidelines discussed above:

	Company	Bank		Regulatory
	Actual	Actual	Minimum	Minimums -
	Capital Ratios	Capital Ratios	Capital Ratios	Well Capitalized
Total risk-based capital ratio	12.93%	12.91%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	11.66%	11.64%	9.00%	6.00%
Leverage ratio	8.97%	9.02%	9.00%	5.00%

64 of 119

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at December 31, 2011. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

The Company did not repurchase any common stock during the years ended December 31, 2011 or 2010. As a result of the Agreement entered into with the Federal Reserve Bank of San Francisco (FRB) during March 2010 and the Order entered into with the California Department of Financial Institutions (DFI) during May 2010, the Company is prohibited from repurchasing its common shares without prior permission of the FRB and the DFI.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At December 31, 2011 the Bank's qualifying balance with the Federal Reserve was approximately $25,000.

65 of 119

Item 8  - Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2011 and 2010

Consolidated Statements of operations and Comprehensive (loss) income - Years Ended December 31, 2011 and 2010

Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows - Years Ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

66 of 119

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of United Security Bancshares and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of management’s evaluation of the Company’s internal control over financial reporting, management identified a material weaknesses in the Company’s internal control over financial reporting related to the determination of the allowance for loan losses, provision of loans losses, and valuation of OREO. The material weakness resulted from ineffective controls to accurately access on a timely basis the reserves required for impaired loans, and the overall adequacy of the allowance for loan losses, as well as the impact of lower valuations of OREO. As a result of the material weakness, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010.

As a result of the enactment in our third quarter of the Dodd-Frank Wall Street Reform and Consumer Protection Act, “Exemption for Non-accelerated Filers," and in accordance with section 989G of the act, we are not required to provide an attestation report of our independent registered public accounting firm regarding internal control over financial reporting for this fiscal year or thereafter, until such time as we are no longer eligible for the exemption set forth therein.

67 of 119

Report of Independent Registered Public Accounting Firm

To the Board of Directors
United Security Bancshares and Subsidiary

We have audited the accompanying consolidated balance sheets of United Security Bancshares and Subsidiary (Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive (loss) income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Security Bancshares and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles in the United States of America.

/s/ Moss Adams LLP

Stockton, California
March 30, 2012

68 of 119

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
December 31, 2011 and 2010

	December 31,
	2011	2010
(in thousands except shares)
Assets
Cash and due from banks	$28,052	$13,259
Cash and due from FRB	96,132	85,171
Cash and cash equivalents	124,184	98,430
Interest-bearing deposits in other banks	2,187	4,396
Investment securities available for sale (at fair value)	38,458	51,503
Loans and leases	408,715	441,691
Unearned fees	(569)	(645)
Allowance for credit losses	(13,648)	(16,520)
Net loans	394,498	424,526
Accrued interest receivable	1,946	2,152
Premises and equipment - net	12,675	12,909
Other real estate owned	27,091	35,580
Intangible assets	553	1,209
Goodwill	4,488	5,977
Cash surrender value of life insurance	16,150	15,493
Investment in limited partnerships	1,433	1,851
Deferred income taxes	11,485	8,878
Other assets	16,184	15,306
Total assets	$651,332	$678,210

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$224,907	$139,690
Interest bearing	349,520	417,776
Total deposits	574,427	557,466

Other borrowings	0	32,000
Accrued interest payable	111	222
Accounts payable and other liabilities	5,594	4,606
Junior subordinated debt (at fair value)	9,027	10,646
Total liabilities	589,159	604,940
Commitments and Contingencies
Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 13,531,832 and 13,003,849issued and outstanding, in 2011 and 2010, respectively	41,435	39,869
Retained earnings	21,447	33,807
Accumulated other comprehensive loss	(709)	(406)
Total shareholders' equity	62,173	73,270
Total liabilities and shareholders' equity	$651,332	$678,210

 See notes to consolidated financial statements

69 of 119

United Security Bancshares and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income
Years Ended December 31, 2011, and 2010

(in thousands except shares and EPS)	2011	2010
Interest Income
Loans, including fees	$25,573	$29,502
Investment securities - AFS – taxable	2,141	2,794
Investment securities - AFS – nontaxable	0	58

Federal funds sold and securities purchased under agreements to resell	1	36
Interest on deposits in FRB	186	59
Interest on deposits in other banks	39	41
Total interest income	27,940	32,490
Interest Expense
Interest on deposits	2,620	4,217
Interest on other borrowed funds	344	372
Total interest expense	2,964	4,589
Net Interest Income Before
Provision for Credit Losses	24,976	27,901
Provision for Credit Losses	13,602	12,475
Net Interest Income	11,374	15,426
Noninterest Income
Customer service fees	3,640	3,812
Increase in cash surrender value of BOLI	565	554
Gain on disposition of securities	11	68
(Loss)on sale of other real estate owned	(231)	(85)
Gain on sale of loans	0	509
Gain on sale of assets	0	0
Gains from life insurance	0	174
Gain on fair value option of financial liability	1,863	316
Gain (loss) on sale of premises and equipment	0	(11)
Other	1,029	602
Total noninterest income	6,877	5,939
Noninterest Expense
Salaries and employee benefits	9,109	8,949
Occupancy expense	3,487	3,789
Data processing	92	85
Professional fees	2,355	2,081
FDIC/DFI insurance assessments	2,082	2,546
Director fees	230	232
Amortization of intangibles	620	769
Correspondent bank service charges	302	315
Impairment loss on other investments	1	355
Impairment loss on OREO	3,856	2,831
Impairment loss on intangible assets	36	57
Impairment loss on goodwill	1,489	1,414
Impairment loss on investment securities (cumulative total other-than-temporary loss of $4.5 million and $4.1 million net of $2.3 million and $2.0 million recognized in other comprehensive loss, pre-tax)	912	1,253
Loss in equity of limited partnership	418	424
Expense on other real estate owned	3,503	1,532
Other	2,286	2,388
Total noninterest expense	30,778	29,020
(Loss) Income Before Provision for Taxes on Income	(12,527)	(7,655)
(Benefit) Provision for Taxes on Income	(1,715)	(3,216)
Net (Loss) Income	$(10,812)	$(4,439)
Other comprehensive (loss) income, net of tax
Unrealized income (loss) on available for sale securities
and unrecognized post-retirement costs - net of income
tax expense (benefit) of $(208) and $1,232, respectively	(303)	1,847
Comprehensive (Loss) Income	$(11,115)	$(2,592)
Net (Loss) Income per common share
Basic	$(0.80)	$(0.33)
Diluted	$(0.80)	$(0.33)
Weighted shares on which net (loss) income per common
share were based
Basic	13,531,832	13,531,832
Diluted	13,531,832	13,531,832

 See notes to consolidated financial statements

70 of 119

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2011
				Accumulated
	Common stock			Other
	Number		Retained	Comprehensive
(in thousands except shares)	of Shares	Amount	Earnings	Income (Loss)	Total

Balance January 1, 2010	12,496,499	$37,575	$40,499	$(2,253)	$75,821
Net changes in unrealized gain on available for sale securities (net of income tax expense of $1,340)				2,010	2,010
Net changes in unrecognized past service Costs of employee benefit plans (net of income tax benefit of $108)				(163)	(163)
Common stock dividends	507,350	2,253	(2,253)		0
Stock-based compensation expense		41			41
Net Loss			(4,439)		(4,439)

Balance December 31, 2010	13,003,849	39,869	33,807	(406)	73,270
Net changes in unrealized gain on available for sale securities (net of income tax benefit of $152)				(228)	(228)
Net changes in unrecognized past service Costs of employee benefit plans (net of income tax benefit of $56)				(75)	(75)
Common stock dividends	527,983	1,548	(1,548)
Stock-based compensation expense		18			18
Net Loss			(10,812)		(10,812)

Balance December 31, 2011	13,531,832	41,435	21,447	(709)	62,173

  See notes to consolidated financial statements

71 of 119

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2011 and 2010

(in thousands)	2011	2010
Cash Flows From Operating Activities:
Net Loss	$(10,812)	$(4,439)
Adjustments to reconcile net(loss) income to cash provided by operating activities:
Provision for credit losses	13,602	12,475
Depreciation and amortization	1,768	2,256
Accretion and amortization of investment securities	(524)	(14)
(Gain) loss on disposition of securities	(11)	(68)
Decrease (increase) in accrued interest receivable	206	345
(Decrease) Increase in accrued interest payable	(111)	(153)
Decrease in unearned fees	(76)	(220)
(Decrease) increase in income taxes payable	(2,168)	(3,899)
Stock-based compensation expense	18	41
Deferred income taxes	(2,398)	(2,569)
Increase in accounts payable and accrued liabilities	859	(13)
Impairment loss on other investments	0	355
Loss on sale of other real estate owned	231	85
Impairment loss on securities (OTTI)	912	1,253
Impairment loss on goodwill	1,489	1,414
Gain on sale of loans	0	(509)
Impairment loss on other real estate owned	3,856	2,831
Impairment loss on intangible assets	36	57
Gain on fair value option of financial assets	(1,619)	(316)
Income from life insurance proceeds	0	(174)
Loss (gain) on sale of premises and equipment	0	11
Increase in surrender value of life insurance	(565)	(554)
Loss in limited partnership interest	418	424
Net decrease (increase) in other assets	656	984
Net cash provided by operating activities	5,767	9,603
Cash Flows From Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	2,209	(1,083)
Purchases of available-for-sale securities	(8,500)	(10,160)
Net redemption (purchase) of FHLB/FRB and other bank stock	600	307
Maturities, calls, and principal payments on available-for-sale securities	18,840	14,887
Proceeds from sales of available-for-sale securities	2,000	17,060
(Investment in) distribution from limited partnership		(1,577)
Investment in bank stock	12	0
Proceeds from life insurance settlement	0	1,020
Proceeds from sales of loans	0	17,640
Net decrease in loans	14,446	26,732
Cash proceeds from sales of other real estate owned	6,458	7,660
Cash proceeds from sales of premises and equipment	0	22
Capital expenditures for premises and equipment	(914)	(791)
Purchase of bank owned life insurance	(125)	0
Net cash provided by (used in) investing activities	35,026	71,717
Cash Flows From Financing Activities:
Net increase (decrease) in demand deposit and savings accounts	73,014	25,263
Net (decrease) increase in certificates of deposit	(56,053)	(29,457)
Net (decrease) increase in federal funds purchased	0	0
Net (decrease) increase in FHLB borrowings	(32,000)	(8,000)
Proceeds from note payable	0	75
Net cash used in financing activities	(15,039)	(12,119)

Net increase (decrease) in cash and cash equivalents	24,755	69,201
Cash and cash equivalents at beginning of year	98,430	29,229
Cash and cash equivalents at end of year	$124,185	$98,430

See notes to consolidated statements

72 of 119

Notes to Consolidated Financial Statements
Years Ended December 31, 2011and 2010

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

73 of 119

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

a.
Cash and cash equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. At times throughout the year, balances can exceed FDIC insurance limits. Generally, federal funds sold and repurchase agreements are sold for one-day periods. The Bank did not have any repurchase agreements during 2011 or 2010, or at December 31, 2011 or 2010. All cash and cash equivalents have maturities when purchased of three months or less.

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

.Investments with fair values that are less than amortized cost are considered impaired.  Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates.  At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available.  Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.  If negative evidence outweighs positive evidence that the carrying amount is recoverable within a reasonable period of time, the impairment is deemed to be other-than-temporary and the debt security is written down by the amount related to credit losses in the period in which such determination is made, or written down to fair value if the debt security is more than likely to be sold.

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

74 of 119

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

g.
Intangible Assets and Goodwill - Intangible assets are comprised of core deposit intangibles, other specific identifiable intangibles, and goodwill acquired in branch acquisitions where the consideration given exceeded the fair value of the net assets acquired. Intangible assets and goodwill are reviewed at least annually for impairment. Core deposit intangibles of $448,000 and $966,000 (net of accumulated amortization and impairment losses of $6,549,000 and $6,031,000) at December 31, 2011 and 2010, respectively, are amortized over the estimated useful lives of the existing deposit bases (average of 7 years) using a method which approximates the interest method. Other specific identifiable intangibles resulting from the purchase of certain bank branches in 1997, which were non-self-sustaining businesses, of $106,000 and $244,000 (net accumulated amortization of $1.9 million and $1.8 million) at December 31, 2011 and 2010, respectively, are being amortized using a method which approximates the interest method over a period of 15 years. During 2011 and 2010, the Company recognized impairment losses of $36,000 and $57,000, respectively, on the core deposit intangible related to the deposits purchased in the Legacy merger consummated during February 2007.

h.	The estimated aggregate amortization expense related to intangible assets for each of the five succeeding years is as follows (in 000’s):

75 of 119

Year	Amortization expense
2012	554
2013	0
2014	0
2015	0
2016	0
Total	$554

Goodwill amounts resulting from the acquisitions of Taft National Bank during April 2004, and Legacy Bank during February 2007 are considered to have an indefinite life and are not amortized. At December 31, 2011, goodwill related to Taft National Bank totaled $1.6 million, and goodwill related to Legacy Bank totaled $2.8 million. Impairment testing of goodwill is performed at the reporting level during April of each year for Taft, and during March of each year for Legacy. During 2011 and 2010, the Company recognized pre-tax and after-tax impairment adjustments of $1,489,000 and $1,414,000, respectively, on the goodwill related to the Legacy Bank merger (see Note 21 to the Company’s consolidated financial statements contained herein for details of the goodwill impairment.)

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

l.	Advertising Costs - The Company expenses marketing costs as they are incurred. Advertising expense was $60,000 and $73,000 for the years ended December 31, 2011, and 2010, respectively.

m.
Stock Based Compensation - The Company has a stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period). Included in salaries and employee benefits for the years ended December 31, 2011, and 2010 is $18,000, and $42,000, respectively, of share-based compensation. The related tax benefit, recorded in the provision for income taxes, was not significant.

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

76 of 119

o.
Comprehensive (Loss) Income -Comprehensive (loss) income is comprised of net income and other comprehensive (loss) income. Other comprehensive (loss) income includes items recorded directly to equity, such as unrealized gains and losses on securities available-for-sale, unrecognized costs of salary continuation defined benefit plans. Comprehensive (loss) income is presented in the consolidated statement of Operations and Comprehensive (Loss) Income.

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

q.	Stock based transactions – All share data contained within the financial statements has been retroactively restated for stock based transactions (i.e. stock splits and stock dividends.)

r.	New Accounting Standards:

In January 2010, the FASB issued ASU No. 2010-06,Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. FASB ASU No. 2010-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation. Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation are effective for the first reporting period beginning after December 15, 2009. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010. This update became effective for the Company in the quarter beginning January 1, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements which will become effective with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment. ASU 2011-08 amends Topic 350, Intangibles – Goodwill and Other, to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 was effective for annual and interim impairment tests beginning after December 15, 2011. The adoption of the new guidance did not have a significant impact on the Company’s financial statements.

77 of 119

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 clarifies the guidance in ASC 310-40 Receivables:  Troubled Debt Restructurings by Creditors.  Creditors are required to identify a restructuring as a troubled debt restructuring if the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  ASU 2011-02 clarifies guidance on whether a creditor has granted a concession and clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  In addition, ASU 2011-02 also precludes the creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring.  The effective date of ASU 2011-2 for public entities is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  If, as a result of adoption, an entity identifies newly impaired receivables, an entity should apply the amendments for purposes of measuring impairment prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company adopted the methodologies prescribed by this ASU during the third quarter 2011 and did not have a material effect on its financial statements.

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. This ASU was developed to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this ASU was effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

s.
Reclassifications - Certain reclassifications have been made to the 2010 financial statements to conform to the classifications used in 2011. None of the reclassifications had an impact on equity or net (loss) income.

2. Investment Securities

Following is a comparison of the amortized cost and approximate fair value of investment securities at December 31, 2011 and December 31, 2010:

(In thousands)		Gross	Gross	Fair Value
December 31, 2011:	Amortized	Unrealized	Unrealized	(Carrying
Securities available for sale:	Cost	Gains	Losses	Amount)
U.S. Government agencies	$23,680	$1,377	$(7)	$25,050

U.S. Government collateralized mortgage obligations	5,010	425	0	5,435
Residential mortgage obligations	10,238	0	(2,265)	7,973
Total securities available for sale	$38,928	$1,802	$(2,272)	$38,458
December 31, 2010:
Securities available for sale:
U.S. Government agencies	$32,486	$1,303	$(1)	$33,788

U.S. Government collateralized mortgage obligations	7,203	552	0	7,755
Residential mortgage obligations	11,955	0	(1,995)	9,960
Total securities available for sale	$51,644	$1,855	$(1,996)	$51,503

78 of 119

There were gross realized gains on available-for-sale securities totaling $11,000, but there were no gross losses during the year ended December 31, 2011. There were gross realized gains on sales of available-for-sale securities totaling $522,000 and gross realized losses totaling $454,000 during the year ended December 31, 2010.

The amortized cost and fair value of securities available for sale at December 31, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	December 31, 2011
	Amortized	Fair Value
(In thousands)	Cost	(Carrying Amount)
Due in one year or less	$1,500	$1,515
Due after one year through five years	8,034	8,133
Due after five years through ten years	4,323	4,641
Due after ten years	9,823	10,762
Collateralized mortgage obligations	15,246	13,407
	$38,928	$38,458

At December 31, 2011 and 2010, available-for-sale securities with an amortized cost of approximately $17.0 million and $46.7 million (fair value of $17.8 million and $47.2 million) were pledged as collateral for FHLB borrowings and public funds balances, respectively.

The Company had no held-to-maturity or trading securities at December 31, 2011 or 2010.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities at December 31, 2011 and 2010:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
December 31, 2011:	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$2,143	$(7)	$0	$0	$2,143	$(7)

U.S. Government agency collateral mortgage obligations	0	0	0	0	0	0
Residential mortgage obligations	0	0	7,994	(2,265)	7,994	(2,265)
Total impaired securities	$2,143	$(7)	$7,994	$(2,265)	$10,137	$(2,272)

December 31, 2010:
Securities available for sale:
U.S. Government agencies	$135	$(1)	$0	$0	$135	$(1)

U.S. Government agency collateral mortgage obligations	0	0	0	0	0	0
Residential mortgage obligations	0	0	9,960	(1,995)	9,960	(1,995)
Total impaired securities	$135	$(1)	$9,960	$(1,995)	$10,095	$(1,996)

79 of 119

Temporarily impaired securities at December 31, 2011 are comprised of three (3) residential mortgage obligations, and two (2) U.S. government agency securities, with a total weighted average life of 2.9 years. Temporarily impaired securities at December 31, 2010 are comprised of three (3) residential mortgage obligations, and one (1) U.S. government agency securities, with a total weighted average life of 3.9 years.

The Company evaluates investment securities for other-than-temporary impairment (“OTTI”) at least quarterly, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities of high credit quality are generally evaluated for OTTI under ASC Topic 320-10, “Investments – Debt and Equity Instruments.” Certain purchased beneficial interests not of high credit quality, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, are evaluated using the model outlined in ASC Topic 320-40.

For the segment of the portfolio using ASC Topic 320-40 in determining OTTI, the Company considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to the Company at the time of the evaluation.

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

At December 31, 2011, the decline in fair value for all but three (see below) of the impaired securities is attributable to changes in interest rates and illiquidity, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

At December 31, 2011, the Company had three non-agency residential mortgage obligations which have been impaired more than twelve months. The three non-agency residential mortgage obligations had a fair value of $8.0 million and unrealized losses of approximately $2.3 million at December 31, 2011. All three non-agency mortgage-backed securities were rated below investment grade quality at December 31, 2011. The Company evaluated these three non-agency residential mortgage obligations quarterly for OTTI by comparing the present value of expected cash flows to previous estimates to determine whether there had been adverse changes in cash flows during the year. The OTTI evaluation was conducted utilizing the services of a third party specialist and consultant in MBS and CMO products. The cash flow assumptions used in the evaluation included a number of factors including changes in delinquency rates, anticipated prepayment speeds, loan-to-value ratios, changes in agency ratings, and market prices. As a result of the impairment evaluation, the Company determined that there had been adverse changes in cash flows during the year for all three of the non-agency residential mortgage obligations reviewed, and concluded that these three non-agency residential mortgage obligations were other-than-temporarily impaired. At December 31, 2011, the three securities had other-than-temporary-impairment losses of $4.5 million, of which $2.2 million was recorded as a charge to earnings ($912,000 for the year ended December 31, 2011) and $2.3 million was recorded in other comprehensive loss. These three non-agency residential mortgage obligations remained classified as available for sale at December 31, 2011.

80 of 119

The following table details the three non-agency residential mortgage obligations with other-than-temporary-impairment, their credit rating at December 31, 2011, the related credit losses recognized in earnings for the year ended, and impairment losses included in other comprehensive loss.

December 31, 2011 (in 000’s)	RALI 2006-QS1G A10	RALI 2006 QS8 A1	CWALT 2007-8CB A9
	Rated D	Rated D	Rated CCC	Total
Amortized cost – before OTTI	$4,006	$1,227	$7,262	$12,495

Credit loss	(831)	(236)	(1,190)	(2,257)
Other impairment (OCI)	(789)	(264)	(1,212)	(2,265)
Carrying amount – December 31, 2011	$2,386	$727	$4,828	$7,972

Total impairment - December 31, 2011	$(1,620)	$(501)	$(2,402)	$(4,522)

The total other comprehensive loss (OCI) balance of $2.3 million in the above table is included in unrealized losses of 12 months or more at December 31, 2011.

The following table details the three non-agency residential collateralized mortgage obligations with other-than-temporary-impairment, their credit rating at December 31, 2010, the related credit losses recognized in earnings for the year ended, and impairment losses included in other comprehensive loss.

December 31, 2010 (000’s)	RALI 2006-QS1G A10	RALI 2006 QS8 A1	CWALT 2007-8CB A9
	Rated CCC	Rated CCC	Rated CCC	Total
Amortized cost – before OTTI	$4,897	$1,491	$7,663	$14,051

Credit loss – year ended December 31, 2010	(1,338)	(404)	(354)	(2,096)
Other impairment (OCI)	(455)	(140)	(1,400)	(1,995)
Carrying amount – December 31, 2010	$3,104	$947	$5,909	$9,960

Total impairment - YTD December 31, 2010	$(1,793)	$(544)	$(1,754)	$(4,091)

The total other comprehensive loss (OCI) balance of $2.0 million in the above table is included in unrealized losses of 12 months or more at December 31, 2010.

3. Loans

 Loans are comprised of the following:

	December 31,	December 31,
(In thousands)	2011	2010
Commercial and business loans	$163,442	$154,624
Government program loans	2,984	4,600
Total commercial and industrial	$166,426	$159,224
Real estate – mortgage:
Commercial real estate	118,857	131,632
Residential mortgages	24,031	23,764
Home Improvement and Home Equity loans	1,859	2,385
Total real estate mortgage	144,747	157,781
RE construction and development	50,400	65,182
Agricultural	35,811	46,308
Installment	11,282	12,891
Lease financing	49	305
Total Loans	$408,715	$441,691

81 of 119

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 40.7% of total loans at December 31, 2011 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide, working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 35.4% of total loans at December 31, 2011, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

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

Real estate construction and development loans, representing 12.3% of total loans at December 31, 2011, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 8.8% of total loans at December 31, 2011 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2011 and 2010, these financial instruments include commitments to extend credit of $62.4 million and $67.8 million, respectively, and standby letters of credit of $2.5 million and $1.8 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

Occasionally, shared appreciation agreements are made between the Company and the borrower on certain construction loans where the Company agrees to receive interest on the loan at maturity rather than monthly and the borrower agrees to share in the profits of the project. Due to the difficulty in calculating future values, shared appreciation income is recognized when received. The Company does not participate in a significant number of shared appreciation projects. The Company received no shared appreciation income during the years ended December 31, 2011 and 2010.

82 of 119

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

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

	December 31,
(In thousands)	2011	2010
Aggregate amount outstanding, beginning of year	10,580	9,146
New loans or advances during year	1,959	5,783
Repayments during year	(9,295)	(4,349)
Aggregate amount outstanding, end of year	$3,244	$10,580
Loan commitments	$3,001	$4,030

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. Loans over 90 days past due and still accruing totaled $74,000 and $547,000 at December 31, 2011 and December 31, 2010, respectively. The following is a summary of delinquent loans at December 31, 2011:

			Loans				Accruing
	Loans	Loans	90 or More				Loans 90 or
	30-60 Days	61-89 Days	Days	Total Past	Current	Total	More Days
December 31, 2011 (000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Commercial and Business Loans	154	191	3,552	3,897	159,545	$163,442	0
Government Program Loans	0	0	433	433	2,551	2,984	74
Total Commercial and Industrial	154	191	3,985	4,330	162,096	166,426	74

Commercial Real Estate Loans	1,248	2,514	0	3,762	115,095	118,857	0
Residential Mortgages	328	0	0	328	23,703	24,031	0
Home Improvement and Home Equity Loans	62	132	0	194	1,665	1,859	0
Total Real Estate Mortgage	1,638	2,646	0	4,284	140,463	144,747	0

Total RE Construction and Development Loans	0	0	6,150	6,150	44,250	50,400	0

Total Agricultural Loans	0	0	0	0	35,811	35,811	0

Consumer Loans	297	0	0	297	10,776	11,073	0
Overdraft protection Lines	0	0	0	0	85	85	0
Overdrafts	0	0	0	0	124	124	0
Total Installment	297	0	0	297	10,985	11,282	0

Lease Financing	0	0	0	0	49	49	0

Total Loans	2,089	2,837	10,135	15,061	393,654	$408,715	74

The following is a summary of delinquent loans at December 31, 2010:

83 of 119

			Loans				Accruing
	Loans	Loans	90 or More				Loans 90 or
	30-60 Days	61-89 Days	Days	Total Past	Current	Total	More Days
December 31, 2010 (000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Commercial and Business Loans	$4,554	$443	$4,637	$9,634	$144,990	$154,624	$454
Government Program Loans	114	106	305	525	4,075	4,600	93
Total Commercial and Industrial	4,668	549	4,942	10,159	149,065	159,224	547

Commercial Real Estate Loans	0	0	1,405	1,405	130,227	131,632	0
Residential Mortgages	0	328	98	426	23,338	23,764	0
Home Improvement and Home Equity Loans	102	55	45	202	2,183	2,385	0
Total Real Estate Mortgage	102	383	1,548	2,033	155,748	157,781	0

Total RE Construction and Development Loans	4,004	3,395	1,630	9,029	56,153	65,182	0

Total Agricultural Loans	0	0	398	398	45,910	46,308	0

Consumer Loans	39	12	57	108	12,354	12,462	0
Overdraft protection Lines	0	0	0	0	74	74	0
Overdrafts	0	0	0	0	355	355	0
Total Installment	39	12	57	108	12,783	12,891	0

Lease Financing	0	0	0	0	305	305	0

Total Loans	$8,813	$4,339	$8,575	$21,727	$419,964	$441,691	$547

Nonaccrual Loans

Commercial, construction and commercial real estate loans are placed on non-accrual status under the following circumstances:

–	When there is doubt regarding the full repayment of interest and principal.

–
When principal and/or interest on the loan has been in default for a period of 90-days or more, unless the asset is both well secured and in the process of collection that will result in repayment in the near future.

–	When the loan is identified as having loss elements and/or is risk rated "8" Doubtful.

–
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

84 of 119

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

Nonaccrual loans totaled $18.1 million and $34.4 million at December 31, 2011 and 2010, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at December 31, 2011 and 2010.

The following is a summary of nonaccrual loan balances at December 31, 2011 and 2010 (in thousands).

	December 31, 2011	December 31, 2010
Commercial and Business Loans	$4,722	$13,238
Government Program Loans	358	211
Total Commercial and Industrial	5,080	13,449

Commercial Real Estate Loans	3,946	1,405
Residential Mortgages	43	98
Home Improvement and Home Equity Loans	0	89
Total Real Estate Mortgage	3,989	1,592

Total RE Construction and Development Loans	9,014	16,003

Total Agricultural Loans	0	3,107

Consumer Loans	15	68
Overdraft protection Lines	0	0
Overdrafts	0	0
Total Installment	15	68

Lease Financing	0	175
Total Loans	$18,098	$34,394
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

A loan is not considered impaired if:

–	There is merely an insignificant delay or shortfall in the amounts of payments.

–	We expect to collect all amounts due, including interest accrued, at the contractual interest rate for the period of the delay.

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

85 of 119

–
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

–
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

–	The observable market price method of measuring the impairment of a loan is only used by the Company when the sale of loans or a loan is in process.

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

Loans other than certain homogenous loan portfolios are reviewed on a quarterly basis for impairment. Impaired loans are written down to estimated realizable values by the establishment of specific reserves when required. The following is a summary of impaired loans at December 31, 2011.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
December 31, 2011 (000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial and Business Loans	$6,521	$4,002	$2,425	$6,427	$112	$11,102
Government Program Loans	704	212	0	212	0	$301
Total Commercial and Industrial	7,225	4,214	2,425	6,639	112	11,403

Commercial Real Estate Loans	8,457	4,209	4,094	8,303	523	$7,258
Residential Mortgages	3,569	494	3,037	3,531	166	$3,619
Home Improvement and Home Equity Loans	36	22	15	37	1	$96
Total Real Estate Mortgage	12,062	4,725	7,146	11,871	690	10,973

Total RE Construction and Development Loans	11,535	9,014	2,418	11,432	71	$17,184

Total Agricultural Loans	2,445	61	1,792	1,853	381	$2,139

Consumer Loans	88	87	0	87	0	$184
Overdraft protection Lines	0	0	0	0	0	$0
Overdrafts	0	0	0	0	0	$0
Total Installment	88	87	0	87	0	184

Leases Financing	0	0	0	0	0	$55

Total Impaired Loans	$33,355	$18,101	$13,781	$31,882	$1,254	$41,938

86 of 119

The following is a summary of impaired loans at December 31, 2010.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
December 31, 2010 (000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial and Business Loans	$16,317	$520	$14,156	$14,676	$4,974	$10,338
Government Program Loans	317	179	32	211	32	307
Total Commercial and Industrial	16,634	699	14,188	14,887	5,006	10,645

Commercial Real Estate Loans	6,448	2,761	3,664	6,425	476	7,386
Residential Mortgages	3,660	443	2,916	3,359	241	3,528
Home Improvement and Home Equity Loans	143	93	45	138	27	101
Total Real Estate Mortgage	10,251	3,297	6,625	9,922	744	11,015

Total RE Construction and Development Loans	26,584	5,572	17,187	22,759	4,890	23,725

Total Agricultural Loans	4,143	160	2,947	3,107	686	4,141

Consumer Loans	150	148	0	148	0	255
Overdraft protection Lines	0	0	0	0	0	0
Overdrafts	0	0	0	0	0	0
Total Installment	150	148	0	148	0	255

Lease Financing	175	175	0	175	0	54

Total Impaired Loans	$57,937	$10,051	$40,947	$50,998	$11,326	$49,835

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms for a reasonable period of time, income is recognized under the accrual method.

Troubled Debt Restructurings

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

87 of 119

The following tables illustrate TDR activity that occurred during the periods indicated (in thousands):

	Year Ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings

Commercial and Business Loans	5	$2,240	$2,041
Government Program Loans	0	0	0
Commercial Real Estate Loans	2	3,542	2,506
Residential Mortgages	2	852	847
Home Improvement and Home Equity Loans	0	0	0
RE Construction and Development Loans	0	0	0
Agricultural Loans	0	0	0
Consumer Loans	2	130	15
Overdraft protection Lines	0	0	0
Lease Financing	0	0	0
Total Loans	11	$6,765	$5,409

Year Ended  December 31, 2011

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that Defaulted

Commercial and Business Loans	2	$132
Government Program Loans	0	0
Commercial Real Estate Loans	0	0
Single Family Residential Loans	1	327
Home Improvement and Home Equity Loans	0	0
RE Construction and Development Loans	0	0
Agricultural Loans	0	0
Consumer Loans	1	85
Overdraft protection Lines	0	0
Lease Financing	0	0
Total Loans	4	$545

The Company makes various types of concessions when structuring TDR’s including rate reductions, payment extensions, and forbearance. At December 31, 2011, the Company had 41 restructured loans totaling $19.0 million with no additional obligations as compared to 48 restructured loans totaingl $24.9 million at December 31, 2010, of which one (1) had additional obligations of $36,000.

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

88 of 119

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

Borrower Rating:

The borrower rating is a measure of loss possibility based on the historical, current and anticipated financial characteristics of the borrower in the current risk environment. In arriving at the rating, the Company considers at least the following factors:

–	Quality of management
–	Liquidity
–	Leverage/capitalization
–	Profit margins/earnings trend
–	Adequacy of financial records
–	Alternative funding sources
–	Geographic risk
–	Industry risk
–	Cash flow risk
–	Accounting practices
–	Asset protection
–	Extraordinary risks

The Company assigns risk ratings to loans other than consumer loans and other homogeneous loan pools based on the following scale. The risk ratings are used when determining borrower ratings as well as facility ratings. When the borrower rating and the facility ratings differ, the lowest rating is to apply:

–
Grades 1 and 2 – These grades include loans which are given to high quality borrowers with high credit quality and sound financial strength. Key financial ratios are generally above industry averages and the borrower strong earnings history or net worth. These may be secured by deposit accounts or high-grade investment securities.

–
Grade 3 – This grade includes loans to borrowers with solid credit quality with minimal risk. The borrower’s balance sheet and financial ratios are generally in line with industry averages, and the borrower has historically demonstrated the ability to manage economic adversity. Real estate and asset-based loans assigned this risk rating must have characteristics, which place them well above the minimum underwriting requirements.. Asset-based borrowers assigned this rating must exhibit extremely favorable leverage and cash flow characteristics, and consistently demonstrate a high level of unused borrowing capacity.

–
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

89 of 119

–
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

–
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

–
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

–
Grade 9 - This grade includes loans classified “loss” which are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather is not practical or desirable to defer writing off asset even though partial recovery may be achieved in the future.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for December 31, 2011 and 2010. The Company did not carry any loans graded as loss at December 31, 2011 or 2010.

	Commercial
December 31, 2011	and Lease	Commercial
(000's)	Financing	RE	Construction	Agricultural	Total
Grades 1and 2	725	0	0	40	765
Grade 3	184	7,026	897	0	8,107
Grades 4 and 5 – pass	149,815	104,468	28,596	33,990	316,869
Grade 6 – special mention	10,431	749	0	0	11,180
Grade 7 – substandard	5,320	6,614	20,097	1,781	33,812
Grade 8 – doubtful
Total	166,475	118,857	49,590	35,811	370,733

	Commercial
December 31, 2010	and Lease	Commercial
(000's)	Financing	RE	Construction	Agricultural	Total
Grades 1and 2	$990	$1,112	$0	$79	$2,181
Grade 3	302	6,786	937	0	8,025
Grades 4 and 5 – pass	134,058	113,515	33,082	41,597	322,252
Grade 6 – special mention	7,770	4,419	10,737	1,525	24,451
Grade 7 – substandard	16,409	5,800	20,426	3,107	45,742
Grade 8 – doubtful	0	0	0	0	0
Total	$159,529	$131,632	$65,182	$46,308	$402,651

90 of 119

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogenous loans, but does not specifically assign as risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse. The following tables summarize the credit risk ratings for consumer related loans and other homogenous loans for December 31, 2011 and 2010.

	December 31, 2011				December 31, 2010
(000's)	Single family Residential	Home Improvement	Installment	Total	Single family Residential	Home Improvement	Installment	Total
Not graded	18,858	1,801	9,615	30,274	$18,236	$2,225	$11,429	$31,890
Pass	4,796	22	1,163	5,981	3,964	22	1,313	5,299
Special Mention	0	0	423	423	195	0	0	195
Substandard	377	36	81	494	1,369	138	149	1,656
Total	24,031	1,859	11,282	37,172	$23,764	$2,385	$12,891	$39,040

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

91 of 119

The following summarizes the activity in the allowance for credit losses by loan category for the years ended December 31, 2011 and 2010.

	Commercial	Real	RE
	and	Estate	Construction		Installment	Lease
2011 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	8,209	1,620	5,763	850	49	3	26	16,520
Provision for credit losses	7,268	114	5,563	-342	676	108	215	13,602

Charge-offs	(9,340)	((453)	(6,771)	-	(620)	(110)		(17,294)
Recoveries	650	135	24	-	11	-		820
Net charge-offs	(8,690)	(318)	(6,747)	-	(609)	(110)	-	(16,473)

Ending balance	$6,787	$1,416	$4,579	$508	$116	$1	$241	$13,648
Period-end amount allocated to:
Loans individually evaluated for impairment	112	690	71	381	0	0	0	1,254

Loans collectively evaluated for impairment	6,675	726	4,508	127	116	1	241	12,395
Ending balance	$6,787	$1,416	$4,579	$508	$116	$1	$241	$13,648

	Commercial	Real	RE
	and	Estate	Construction		Installment	Lease
2010 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	7,125	1,426	5,561	334	535	35	0	15,016
Provision for credit losses	3,639	1,610	5,613	1,181	357	49	26	12,475

Charge-offs	(3,484)	(1,416)	(5,421)	(676)	(858)	(81)		(11,936)
Recoveries	929	0	10	11	15	0		965
Net charge-offs	(2,555)	(1,416)	(5,411)	(665)	(843)	(81)	0	(10,971)

Ending balance	8,209	1,620	5,763	850	49	3	26	16,520
Period-end amount allocated to:
Loans individually evaluated for impairment	5,006	744	4,890	686	0	0	0	11,326
Loans collectively evaluated for impairment	3,203	876	873	164	49	3	26	5,194
Ending balance	8,209	1,620	5,763	850	49	3	26	16,520

The following summarizes information with respect to the loan balances at December 31, 2011 and 2010.

	December 31, 2011			December 31, 2010
	Loans	Loans		Loans	Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
(000's)	for Impairment	for Impairment	Loans	for Impairment	for Impairment	Loans
Commercial and Business Loans	$6,427	$157,015	$163,442	$14,676	$139,948	$154,624
Government Program Loans	212	2772	2,984	211	4,389	4,600
Total Commercial and Industrial	6,639	159,787	166,426	14,887	144,337	159,224

Commercial Real Estate Loans	8,303	110,554	118,857	6,425	125,207	131,632
Residential Mortgage Loans	3,531	20,500	24,031	3,359	20,405	23,764
Home Improvement and Home Equity Loans	37	1822	1,859	138	2,247	2,385
Total Real Estate Mortgage	11,871	132,876	144,747	9,922	147,859	157,781

Total RE Construction and Development Loans	11,432	38,968	50,400	22,759	42,423	65,182

Total Agricultural Loans	1,853	33,958	35,811	3,107	43,201	46,308

Total Installment Loans	87	11,195	11,282	148	12,743	12,891

Commercial Leases Financing	0	49	49	175	130	305

Total Loans	$31,882	$376,833	$408,715	$50,998	$390,693	$441,691

92 of 119

4. Premises and Equipment

The components of premises and equipment are as follows:

	December 31,
(In thousands)	2011	2010
Land	$968	$968
Buildings and improvements	14,416	14,372
Furniture and equipment	9,316	8,446
	24,700	23,786

Less accumulated depreciation and amortization	(12,025)	(10,877)
Total premises and equipment	$12,675	$12,909

Total depreciation expense on Company premises and equipment totaled $1.1 million and $1.5 million for the years ended December 31, 2011, and 2010, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations.

5. Investment in Limited Partnership

The Bank owns limited interests in private limited partnerships that acquire affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended. The Bank's limited partnership investment is accounted for under the equity method. The Bank's noninterest expense associated with the utilization and expiration of these tax credits for the years ended December 31, 2011and 2010 was $418,000 and $424,000, respectively. The limited partnership investments are expected to generate tax credits of approximately $1.8 million over the life of the investment. The tax credits expire between 2012 and 2014. Tax credits utilized for income tax purposes for the years ended December 31, 2011and 2010 totaled $260,000 and $377,000, respectively.

6. Deposits

Deposits include the following:

	December 31,
(In thousands)	2011	2010
Noninterest-bearing deposits	$224,907	$139,690
Interest-bearing deposits:
NOW and money market accounts	165,937	181,061
Savings accounts	40,099	37,177
Time deposits:
Under $100,000	53,271	58,629
$100,000 and over	90,213	140,909
Total interest-bearing deposits	349,520	417,776
Total deposits	$574,427	$557,466

At December 31, 2011, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

93 of 119

(In thousands
One year or less	$129,043
More than one year, but less than or equal to two years	12,060
More than two years, but less than or equal to three years	905
More than three years, but less than or equal to four years	626
More than four years, but less than or equal to five years	713
More than five years	137
$143,484

The Company may utilize brokered deposits as an additional source of funding. At December 31, 2011 and 2010, the Company held brokered time deposits totaling $40.9 million and $81.5 million, respectively.. Of this balance at December 31, 2011, $40.3 million is included in time deposits of $100,000 or more, and the remaining $598,000 is included in time deposits of less than $100,000. Included in brokered time deposits at December 31, 2011 are balances totaling $19.5 million maturing in three months or less, $15.3 million maturing in three to six months, and $6.0 million maturing in 6 to twelve months.

Deposit balances representing overdrafts reclassified as loan balances totaled $123,000 and $355,000 as of December 31, 2011 and 2010, respectively.

Deposits of directors, officers and other related parties to the Bank totaled $4.7 million and $3.7 million at December 31, 2011 and 2010, respectively. The rates paid on these deposits were those customarily paid to the Bank’s customers in the normal course of business.

7. Short-term Borrowings/Other Borrowings

At December 31, 2011, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $250.1 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $17.6 million. At December 31, 2011, the Company had no outstanding borrowing balances .The weighted average cost of borrowings for the year ended December 31, 2011 was 0.73%. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2011, $18.5 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $346.9 million in real estate-secured loans were pledged at December 31, 2011 as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $232.5 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

The Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $118.7 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $32.6 million at December 31, 2010. At December 31, 2010, the Company had total outstanding balances of $32.0 million in borrowings drawn against its FHLB lines of credit at an average rate of 0.34%.

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

94 of 119

Effective September 30, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Company elected to defer interest payments on the Company’s $15.0 million of junior subordinated debentures relating to its trust preferred securities. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals are elected, the Company will continue to record interest expense associated with the debentures. Upon the expiration of the deferral period, all accrued and unpaid interest will be due and payable. During the deferral period, the Company is precluded from paying cash dividends to shareholders or repurchasing its stock. At December 31, 2011 and 2010, the Company had $624,000 and $381,000, respectively, in accrued and unpaid interest on the junior subordinated debt.

At December 31, 2011, as with previous periods, the Company performed a fair value measurement analysis on its junior subordinated debt using a discounted cash flow valuation model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month Libor curve to estimate future quarterly interest payments due over the life of the debt instrument, adjusted for deferrals of interest payments per the Company’s election at September 30, 2009 expected to be paid cumulatively in approximately one year. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 7.6% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions.

The fair value calculation performed resulted in a realized gain of $1.9 million and $316,000 for the year ended December 31, 2011 and 2010, respectively. Fair value gains and losses are reflected as a component of noninterest income.

9.    Taxes on Income

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2011	2010
Deferred tax assets:
Credit losses not currently deductible	$5,016	$5,773
State franchise tax	0	126
Deferred compensation	1,797	1,670
Net operating losses	9,581	2,917
Depreciation	344	326
Accrued reserves	164	79
Write-down on other real estate owned	2,873	1,419
Impairment loss on CMO’s	1,214	739
Capitalized OREO expenses	1,371	976
Unrealized loss on AFS securities	209	57
Other	1,356	529
Total deferred tax assets	23,925	14,611
Deferred tax liabilities:
State Tax	(2,245)	0
FHLB dividend	(201)	(196)
Loss on limited partnership investment	(2283)	(2,066)
Amortization of core deposit intangible	0	(311)
Deferred gain SFAS No. 159 – fair value option	(3,166)	(2,139)
Fair value adjustments for purchase accounting	(122)	(120)
Interest on nonaccrual loans	(101)	(338)
Deferred loan costs	(228)	(212)
Prepaid expenses	(408)	(351)
Total deferred tax liabilities	(8,754)	(5,733)
Valuation Allowance	(3,686)	0
Net deferred tax assets	$11,485	$8,878

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At December 31, 2011, the Company had a recorded valuation allowance of $3.7 million. At December 31, 2010, the Company had concluded that it was more likely than not that the deferred tax assets would be recognized in the normal course of business, therefore no valuation allowance was recorded on that date.

95 of 119

Taxes on income for the years ended December 31, consist of the following:

(In thousands)
2011:	Federal	State	Total
Current	$(1,468)	$2,152	$684
Deferred	1,181	(3,580)	(2,399)
	$(287)	$(1,428)	$(1,715)
2010:
Current	$(2,077)	$1,430	$(647)
Deferred	(296)	(2,273)	(2,569)
	$(2,373)	$(843)	$(3,216)

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2011	2010
Statutory federal income tax rate	34.0%	34.0%
State franchise tax, net of federal income tax benefit	10.1	7.2
Tax exempt interest income	0	0.2
Low Income Housing – federal credits	0	4.3
Cash surrender value of life insurance	1.4	2.5
Goodwill impairment	(4.4)	(6.3)
Valuation Allowance	(27.4)
Other	0	0.6
	13.7%	42.5%

At December 31, 2011 the Company has remaining federal net operating loss carry-forwards totaling $10.5 million, and remaining state net operating loss carry-forwards totaling $55.4 million which expire between 2016 and 2031.

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

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. During 2010, the Company amended its federal tax returns for the year 2004 through 2009 to utilize the five-year NOL carry-back provisions allowed by the IRS for 2009. These amended tax returns are currently under audit by the IRS. The Company anticipates that the examination will be completed during the second quarter of 2012 and that the outcome of the examination will not have a material effect on the Company’s financial statements.

During the second quarter of 2006, the FTB issued the Company a letter of proposed adjustments to, and assessments for, (as a result of examination of the tax years 2001 and 2002) certain tax benefits taken by the Bank’s subsidiary REIT during 2002. Since 2007, the Company had asserted its administrative protest and appeal rights on the REIT issue and accrued its potential liability.  Then in 2011, the Company, under the provisions of Franchise Tax Board Voluntary Compliance Initiative Program (VCI 2), the Company settled its case.

96 of 119

The Company is not currently aware of any other tax jurisdictions where the Company or any subsidiary is subject to examination by federal, state, or local taxing authorities.

The following table reconciles REIT liability during 2011:

Balance at January 1, 2011	$1,669
Settlements	(1,669)
Balance at December 31, 2011	0

10. Stock Based Compensation

Options have been granted to officers and key employees at an exercise price equal to estimated fair value at the date of grant as determined by the Board of Directors. All options granted are service awards, and as such are based solely upon fulfilling a requisite service period (the vesting period). In May 2005, the Company’s shareholders approved the adoption of the United Security Bancshares 2005 Stock Option Plan (2005 Plan). At the same time, all previous plans, including the 1995 Plan, were terminated. The 2005 Plan provides for the granting of up to 574,737 shares of authorized and unissued shares of common stock at option prices per share which must not be less than 100% of the fair market value per share at the time each option is granted.

The options granted (incentive stock options for employees and non-qualified stock options for Directors) have an exercise price at the prevailing market price on the date of grant. All options granted are exercisable 20% each year commencing one year after the date of grant and expire ten years after the date of grant.

Under the 2005 Plan, 154,757 granted shares are outstanding (127,172 incentive stock options and 27,585 nonqualified stock options) as of December 31, 2011, of which 128,980 are vested.

Options outstanding, exercisable, exercised and forfeited are as follows:

		Weighted
	2005	Average
	Plan	Exercise Price
Options outstanding December 31, 2010	219,605	$12.70
Granted during the year	4,120	3.13
Exercised during the year	-	-
Forfeited during the year	68,968	12.56
Options outstanding December 31, 2011	154,757	$12.50

Included in total outstanding options at December 31, 2011, are 128,980 exercisable shares at a weighted average price of $14.16, a weighted average remaining contract term of 4.13 years and no intrinsic value,

Included in salaries and employee benefits for the years ended December 31, 2011and 2010 is $18,000 and $41,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to either year.

As of December 31, 2011, and 2010, there was $19,000 and $37,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.0 years. No options were exercised during 2011 or 2010.

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Weighted average grant-date fair value of stock options granted	$2.06	$2.22
Total fair value of stock options vested	$129,864	$110,947
Total intrinsic value of stock options exercised	n/a	n/a

97 of 119

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

The Bank expenses the fair value of the option on a straight-line basis over the vesting period for each separately vesting portion of the award. The Bank estimates forfeitures and only recognizes expense for those shares expected to vest. Based upon historical evidence, the Company has determined that because options are granted to a limited number of key employees rather than a broad segment of the employee base, expected forfeitures, if any, are not material. The Company granted 4,102 shares and 25,000 shares in incentive stock options during 2011 and 2010, respectively. The assumptions used for the 2011 and 2010 stock option grant are as follows.

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Risk Free Interest Rate	2.11%	2.71%
Expected Dividend Yield	0.00%	0.00
Expected Life in Years	5.50 Years	6.50 years
Expected Price Volatility	76.18%	43.07%

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

The Company did not make a contribution to the ESOP during 2010 or 2011 and therefore had no ESOP compensation expense during the years ended December 31, 2010 or 2011.  During 2011, the Company’s Board of Directors approved a plan to merge the ESOP into the Company’s  Cash or Deferred 401(k) Stock Ownership Plan, effective August 15, 2011.  As of this date, benefits ceased to accrue and as of December 31, 2011 all assets were transferred out of the ESOP.

98 of 119

Allocated, committed-to-be-released, and unallocated ESOP shares as of December 31, 2010 were as follows:

2010
Allocated	541,318
Committed-to-be-released	0
Unallocated	0
Total ESOP shares	541,318
Fair value of unreleased shares	N/A

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code.  All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire.  Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors.  Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 5% of the employees’ eligible annual compensation. Company contributions are subject to certain vesting requirements over a period of six years. Contributions made by the Company are invested in Company stock.  During 2011, the Company made a matching contribution of $172,000 to the 401(k) Plan. The Company made no matching contribution to the 401(k) Plan in 2010.

Salary Continuation Plan

The Company has an unfunded, non-qualified Salary Continuation Plan for senior executive officers and certain other key officers of the Company, which provides additional compensation benefits upon retirement for a period of 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 to 15 years. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the Plan. The Company’s current benefit liability is determined based upon vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for high-quality investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which averages approximately 20 years. At December 31, 2011 and 2010, $4.0 million and $3.9 million, respectively, had been accrued to date, based on a discounted cash flow using an average discount rate of 3.57% and 3.90%, respectively, and is included in other liabilities. In connection with the implementation of the Salary Continuation Plans, the Company purchased single premium universal life insurance policies on the life of each of the key employees covered under the Plan. The Company is the owner and beneficiary of these insurance policies. The cash surrender value of the policies was $4.2 million and $4.1 million December 31, 20110 and 2010, respectively. Although the Plan is unfunded, the Company intends to utilize the proceeds of such policies to settle the Plan obligations. Under Internal Revenue Service regulations, the life insurance policies are the property of the Company and are available to satisfy the Company's general creditors.

Pursuant to the guidance contained in ASC Topic 715 “Compensation,” the Company is required to recognize in accumulated other comprehensive (loss) income, the amounts that have not yet been recognized as components of net periodic benefit costs. These unrecognized costs arise from changes in estimated interest rates used in the calculation of net liabilities under the plan.

As of December 31, 2011 and 2010, the Company had approximately $395,000 and $321,000, respectively in unrecognized net periodic benefit costs arising from changes in interest rates used in calculating the current post-retirement liability required under the plan. This amount represents the difference between the plan liabilities calculated under net present value calculations, and the net plan liabilities actually recorded on the Company’s books at December 31, 2011 and 2010.

Salary continuation expense is included in salaries and benefits expense, and totaled $101,000 and $72,000 for the years ended December 31, 2011 and 2010, respectively.

Officer Supplemental Life Insurance Plan

The Company owns single premium Bank-owned life insurance policies (BOLI) on certain officers with a portion of the death benefits available to the officers’ beneficiaries.  The BOLI’s initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The cash surrender value of these insurance policies totaled $16.1 million and $15.5 million at December 31, 2011 and December 31, 2010, and is included on the consolidated balance sheet in cash surrender value of life insurance. Income on these policies, net of expense, totaled approximately $565,000 and $554,000 for the years ended December 31, 2011 and 2010, respectively.

99 of 119

12.  Commitments and Contingent Liabilities

Lease Commitments: The Company leases land and premises for its branch banking offices and administration facilities. The initial terms of these leases expire at various dates through 2021. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. The total expense on land and premises leased under operating leases was $564,000 and $781,000 during 2011 and 2010, respectively. Total rent expense for the years ended December 31, 2011, and 2010 included approximately $5,000 and $28,000 in reductions , respectively, related to adjustments made pursuant to ASC Topic 840, “Leases”. The adjustments represent the difference between contractual rent amounts paid and rent amounts actually expensed under the straight-line method  pursuant to ASC 840.

Future minimum rental commitments under existing non-cancelable leases as of December 31, 2011 are as follows:

(In thousands):
2012	484
2013	491
2014	445
2015	365
2016	230
Thereafter	719
$2,734

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

	Contractual amount – December 31,
(in thousands)	2011	2010
Commitments to extend credit	$62,399	$67,829
Standby letters of credit	2,404	1,756

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and have terms from less than one month to approximately 2.5 years. At December 31, 2011, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $2.4 million.

13. Fair Value Measurements and Disclosure

The following summary disclosures are made in accordance with the accounting standards related to fair value measurements and disclosure, which requires the disclosure of fair value information about both on- and off- balance sheet financial instruments where it is practicable to estimate that value.

100 of 119

	December 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$124,184	$124,184	$98,430	$98,430
Interest-bearing deposits	2,187	2,250	4,396	4,523
Investment securities	38,458	38,458	51,503	51,503
Loans	394,498	398,837	424,526	429,249
Cash surrender value of life insurance	16,150	16,150	15,493	15,493
Accrued interest receivable	1,946	1,946	2,152	2,152
Financial Liabilities:
Deposits	574,427	574,370	557,466	557,240
Borrowings	0	-0	32,000	31,996
Junior Subordinated Debt	9,028	9,028	10,646	10,646
Accrued interest payable	111	111	222	222
Commitments to extend credit	--	--	--	--
Standby letters of credit	--	--	--	--

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

Some fair value measurements, such as for available-for-sale securities and junior subordinated debt are performed on a recurring basis, while others, such as impairment of goodwill, other real estate owned, impaired loans that are collateral dependent,  and other intangibles, are performed on a nonrecurring basis.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2011 (in 000’s):

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets (000's)	2011	(Level 1)	(Level 2)	(Level 3)
AFS Securities:
Other investment securities	$0	$0
U.S Govt agencies	25,028		25,028
U.S Govt collateralized mortgage obligations	5,428		5,428
Obligations of state and political subdivisions	0		0
Private label residential mortgage obligations	7,973			7,973
Total AFS securities	38,459	0	30,456	7,973
Impaired Loans (1):
Commercial and industrial	6,527			6,527
Real estate mortgage	11,181			11,181
RE construction & development	11,361			11,361
Agricultural	1,472			1,472
Installment/Other	87			87
Total impaired loans	30,628	0	0	30,628
Other real estate owned (1)	10,519			10,519
Goodwill (1)	2,861			2,861
Core deposit intangible (1)	12			12
Total	$82,449	$23	$30,456	$51,993
         (1)  Nonrecurring

101 of 119

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities (000's)	2011	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	9,027			9,027
Total	9,027	0	0	9,027

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2010 (in 000’s):

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets (000's)	2010	(Level 1)	(Level 2)	(Level 3)
AFS Securities:
Other investment securities	$0	$0
U.S Govt agencies	33,788		33,788
U.S Govt collateralized mortgage obligations	7,755		7,755
Obligations of state and political subdivisions	0		0
Private label residential mortgage obligations	9,960			9,960
Total AFS securities	51,503	0	41,543	9,960
Impaired Loans (1):
Commercial and industrial	9,330			9,330
Real estate mortgage	6,096			6,096
RE construction & development	13,209			13,209
Agricultural	2,261			2,261
Installment/Other	0			0
Total impaired loans	30,896	0	0	30,896
Other real estate owned (1)	19,016			19,016
Goodwill (1)	4,350			4,350
Core deposit intangible (1)	344			344
Total	$106,109	$0	$41,543	$64,566
       (1) Nonrecurring

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities (000's)	2010	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	10,646			10,646
Total	10,646	0	0	10,646

102 of 119

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the period (in 000’s):

	12/31/11	12/31/10
Reconciliation of Assets:	Private label residential mortgage obligations	Private label residential mortgage obligations
Beginning balance	$9,960	$9,714
Total gains or (losses) included in earnings (or other comprehensive loss)	(1,988)	246
Transfers in and/or out of Level 3	0	0
Ending balance	$7,972	$9,960

The amount of total gains or (losses) for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1,988)	$246

Reconciliation of Liabilities:	12/31/2011	12/31/2010
	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$10,646	$10,716
Total gains included in earnings (or changes in net assets)	(1,619)	(70)
Transfers in and/or out of Level 3	0	0
Ending balance	$9,027	$10,646
The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses and accrued interest relating to liabilities still held at the reporting date	$(1,619)	$(70)

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

Investments – Available for sale securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data are not available for the last 30 days, a Level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level-2 pricing may include using a forward spread from the last observable trade or may use a proxy bond like a TBA mortgage to come up with a price for the security being valued. Changes in fair market value are recorded through other comprehensive loss as the securities are available for sale. At December 31, 2011 and December 31, 2010, the Company held three non-agency private-label residential mortgage obligations. Fair value of these securities (as well as review for other-than-temporary impairment) was performed by a third-party securities broker specializing in private label residential mortgage obligations using the discounted cash flow method. Fair value was based upon estimated cash flows which included assumptions about future prepayments, default rates, and the impact of credit risk on this type of investment security. Although the pricing of the private label residential mortgage obligations has certain aspects of Level 2 pricing, many of the pricing inputs are based upon unobservable assumptions of future economic trends and as a result the Company considers this to be Level 3 pricing.

103 of 119

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

Goodwill and Core Deposit Intangibles –Fair value is determined on a discounted cash flow methodology using estimated market discount rates and projections of future cash flows for the related operating unit. In addition to projected cash flows, other market metrics are utilized including industry multiples of earnings and price-to-book ratios to estimate what a market participant would pay for the operating unit in the current business environment. Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes is discount rates, competitive forces within the industry, and other specific industry and market valuation conditions.If it is determined that goodwill impairment exists, impairment amounts are recorded as an impairment loss in other noninterest expense, and the carrying value of goodwill is reduced by the amount of the impairment. Core deposit intangibles are amortized over the estimated useful lives of the related deposits and are evaluated for impairment periodically. Core deposit intangibles are reviewed for impairment utilizing a discounted cash flow methodology based upon the anticipated deposit runoff over the estimated lives of the deposits, generally six to eight years. If it is determined that impairment exists on the core deposit intangible, impairment amounts are recorded as an impairment loss in other noninterest expense, and the carrying value of core deposit intangible is reduced by the amount of the impairment.

Bank-owned Life Insurance – Fair values of life insurance policies owned by the Company approximate the insurance contract’s cash surrender value.

Deposits – In accordance with authoritative accounting guidance, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at December 31, 2011 and December 31, 2010 (i.e., carrying amounts). Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Borrowings - Borrowings consist of federal funds sold, securities sold under agreements to repurchase, and other short-term borrowings. Fair values of borrowings were estimated using the rates currently offered for borrowings with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a discounted cash flows model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company used characteristics that distinguish market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the years ended December 31, 2011 and 2010, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of theses inputs, due primarily to the current economic environment, require the junior subordinated debt to be classified as a Level 3 fair value.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

104 of 119

Off-balance sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. The contract amounts of commitments to extend credit and standby letters of credit are disclosed in Note 12. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at December 31, 2011 and 2010.

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

Regulatory Order from the California Department of Financial Institutions

•
During May of 2010, the California Department of Financial Institutions issued a written order (the “Order”) pursuant to section 1913 of the California Financial Code to the Bank as a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions in June 2009. The Order issued by the California Department of Financial Institutions is basically similar to the written agreement with the Federal Reserve Bank of San Francisco, except for certain additional requirements.  One such additional requirement is that the Bank must maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.5%.

As of December 31, 2011, the Bank is compliance with the requirements of the Agreement and the Order including its deadlines, except for certain provisions pertaining to the methodology and documentation of its ALLL. During the fourth quarter of 2010, the Company identified certain material weaknesses related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as material weaknesses related to the valuation of OREO properties.

105 of 119

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

Pursuant to the March 2010 Agreement with the Federal Reserve Bank, the Company and the Bank are required to maintain sufficient capital to support current and future capital needs, including compliance with Capital Adequacy Guidelines taking into account the volume of classified assets, concentrations of credit, the level of the allowance for loan losses, current and projected growth, and projected retained earnings.  Pursuant to the Order issued by the California Department of Financial Institutions in May 2010, the Bank is required to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.5%. For purposes of the Order, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 10.5% and 11.7% at December 31, 2011 and  2010, respectively.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011 (Company):
Total Capital (to Risk Weighted Assets)	$63,522	12.93%	$39,303	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	57,286	11.66%	19,651	4.00%	N/A	N/A
Tier 1 Capital ( to Average Assets)	57,286	8.79%	26,068	4.00%	N/A	N/A
As of December 31, 2011 (Bank):
Total Capital (to Risk Weighted Assets)	$63,672	12.91%	$39,460	8.00%	$49,325	10.00%
Tier 1 Capital (to Risk Weighted Assets)	57,412	11.64%	19,730	4.00%	29,595	6.00%
Tier 1 Capital ( to Average Assets)	57,412	9.02%	25,454	4.00%	31,817	5.00%
As of December 31, 2010 - (Company):
Total Capital (to Risk Weighted Assets)	$86,175	16.17%	$42,635	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	79,389	14.90%	21,317	4.00%	N/A	N/A
Tier 1 Capital ( to Average Assets)	79,389	11.50%	27,602	4.00%	N/A	N/A
As of December 31, 2010 – (Bank):
Total Capital (to Risk Weighted Assets)	$82,712	15.58%	$42,272	8.00%	$53,091	10.00%
Tier 1 Capital (to Risk Weighted Assets)	76,173	14.35%	21,236	4.00%	31,854	6.00%
Tier 1 Capital ( to Average Assets)	76,173	11.04%	27,602	4.00%	34,503	5.00%

106 of 119

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

Under the regulatory Prompt Corrective Action Provisions within the Agreement and the Order, the Bank cannot be considered “Well Capitalized”. However, as of December 31, 2011, the Company and the Bank meets all capital adequacy requirements to which they are subject.

Under regulatory guidelines, the $15 million in Trust Preferred Securities issued by USB Capital Trust II in July of 2007 qualifies as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities qualifies as Tier 2 capital.

Dividends – Cash dividends, if any, paid to shareholders are paid by the bank holding company, subject to restrictions set forth in the California General Corporation Law. All dividends paid during 2011 and 2010 were in the form of stock dividends rather than cash dividends.

The primary source of funds with which cash dividends are paid to shareholders comes from cash dividends received by the Company from the Bank. The Company received no cash dividends from the Bank during the year ended December 31, 2011 or 2010.

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

Cash Restrictions - The Bank is required to maintain average reserve balances with the Federal Reserve Bank. In prior years, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank. At both December 31, 2011 and 2010, the Bank’s qualifying balance with the Federal Reserve Bank was $25,000 consisting of vault cash and balances.

15. Supplemental Cash Flow Disclosures

	Year Ended December 31,
(In thousands)	2011	2010
Cash paid during the period for:
Interest	$3,076	$4,742
Income Taxes	2,876	3,251
Noncash investing activities:
Loans transferred to foreclosed property	2,806	14,212
Loans settled in purchase of partnership	0	988
Financed OREO	750	3,400

107 of 119

16.  Common Stock Dividend

The Company declared one-percent (1%) common stock dividends during each of the four quarters ended December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011. All 1% stock dividends were considered “small stock dividends” resulting in a transfer between retained earnings and common stock an amount equal to the number of shares issued in the stock dividend multiplied by the stock’s closing price at the date of declaration. Other than for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

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

17.  Net (Loss) Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation. (Weighted average shares have been adjusted to give retroactive recognition for the 1% stock dividend for each of the quarters since the third quarter ended September 30, 2008):

	Years Ended December 31,
(In thousands, except earnings per share data)	2011	2010

Net (loss) income available to common shareholders	$(10,812)	$(4,439)
Weighted average shares outstanding	13,532	13,532
Add: dilutive effect of stock options	0	0
Weighted average shares outstanding adjusted for potential dilution	13,532	13,532
Basic (loss) earnings per share	$(0.80)	$(0.33)
Diluted (loss) earnings per share	$(0.80)	$(0.33)
Anti-dilutive shares excluded from earnings per share calculation	155	219

18. Other Comprehensive (Loss) Income

The following table provides a reconciliation of the amounts included in comprehensive income:

	Years Ended December 31,
(In thousands)	2011	2010
Unrealized (loss) gain on available-for-sale securities:

Unrealized (loss) gain on sale securities – net of income tax (benefit) of ($156) anf $1,367	$(235)	$2,051

Less: Reclassification adjustment for loss (gain) on sale of available-for-sale securities included in net income -
net of income tax (benefit) of $(4) and ($27)	(7)	(41)

Net unrealized (loss) gain on available-for-sale securities -net income tax (benefit) of ($152) and $1,340	$(228)	$2,010

Previously unrecognized past service costs of employee benefit plans – net of tax (benefit) ($56) and ($108)	$(75)	$(163)
Total other comprehensive income (loss)	$(303)	$1,847

108 of 119

19.  Common Stock Repurchase Plan

On May 16, 2007, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to 701,129 shares of the Company's common stock on the open market or in privately negotiated transactions. The repurchase plan represents approximately 5.00% of the Company's currently outstanding common stock. The duration of the program is open-ended and the timing of purchases will depend on market conditions. As of December 31, 2011, there were 600,362 shares available for repurchase.

As a condition of the Written Agreement entered into with the Federal Reserve Bank of San Francisco (FRB) on May 23, 2010, and the Order entered into with the California Department of Financial Institutions (DFI) on May 17, 2010, the Company may not repurchase any of its common stock without prior approval of the FRB and the DFI. The Company did not repurchase any common shares during the year ended December 31, 2011 or 2010.

20.  Goodwill and Intangible Assets

At December 31, 2011 the Company had $4.5 million of goodwill, $447,000 of core deposit intangibles, and $106,000 of other identified intangible assets which were recorded in connection with various business combinations and purchases. The following table summarizes the carrying value of those assets at December 31, 2011 and 2010.

(in 000’s)	December 31, 2011	December 31, 2010
Goodwill	$4,488	$5,977
Core deposit intangible assets	447	966
Other intangible assets	106	243
Total goodwill and intangible assets	$5,041	$7,186

Core deposit intangibles and other identified intangible assets are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets and goodwill at least annually or more often as conditions require. The following table summarizes the amortization expense and impairment losses recorded on the Company’s intangible assets and goodwill for the years ended December 2011 and 2010.

(in 000’s)	2011	2010
Amortization expense - core deposit intangibles	$482	$563
Amortization expense - other intangibles	138	206
Total amortization expense	$620	$769

Impairment losses - core deposit intangibles	$36	$57
Impairment losses - other intangible assets	0	0
Impairment losses - goodwill	1,489	1,414
Total impairment losses	$1,525	$1,471

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007 and totaled approximately $2.9 million at December 31, 2011. The Company conducted its annual impairment testing of the goodwill related to the Campbell reporting unit effective March 31, 2011. Impairment testing for goodwill is a two-step process.

109 of 119

The first step in impairment testing is to identify potential impairment, which involves determining and comparing the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of possible impairment and the second step is performed to determine the amount of the impairment, if any. The fair value determined in the step one testing was determined based on a discounted cash flow methodology using estimated market discount rates and projections of future cash flows for the Campbell reporting unit.  In addition to projected cash flows, the Company also utilized other market metrics including industry multiples of earnings and price-to-book ratios to estimate what a market participant would pay for the operating unit in the current business environment. Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes is discount rates, competitive forces within the industry, and other specific industry and market valuation conditions. The 2010 impairment analysis was impacted by to a large degree by the current economic environment, including significant declines in interest rates, and depressed valuations within the financial industry. Based on the results of step one of the impairment analysis conducted during the first quarter of 2011, the Company concluded that the potential for goodwill impairment existed and, therefore, step-two testing was required to determine if there was goodwill impairment and the amount of goodwill that might be impaired, if any.

The Company utilized the services of an independent valuation firm to assist in determining the fair value of the Campbell reporting unit under step-two guidelines and whether there was goodwill impairment. The second step in impairment analysis compares the fair value of the Campbell reporting unit to the aggregate fair values of its individual assets, liabilities and identified intangibles. As a result of step-two impairment testing, the Company concluded that the goodwill related to the Campbell operating unit was impaired, and recognized a pre-tax and after-tax impairment loss of $1,489,000 at June 30, 2011. Because the Legacy merger was a tax-free transaction, the Bank receives no benefit for the loss recorded during 2011.

As a result of impairment testing conducted during 2010, the Company recognized a pre-tax and after-tax impairment loss of $1,414,000. As with the 2011 impairment loss, the Bank received no tax benefit for the loss recorded during 2010 because the Legacy merger was a tax-free transaction.

Core Deposit Intangibles: During the first quarter of 2011, the Company performed an annual impairment analysis of the core deposit intangible assets associated with the Legacy Bank merger completed during February 2007 (Campbell operating unit). The core deposit intangible asset, which totaled $3.0 million at the time of merger, is being amortized over an estimated life of approximately seven years. The Company recognized $295,000 and $376,000 in amortization expense related to the Legacy operating unit during the years ended December 31, 2011 and 2010, respectively. At December 31, 2011, the carrying value of the core deposit intangible related to the Legacy Bank merger was $12,000.

During the impairment analysis performed as of March 31, 2011, it was determined that the original deposits purchased from Legacy Bank during February 2007 continue to decline faster than originally anticipated. As a result of increased deposit runoff, particularly in noninterest-bearing checking accounts and savings accounts, the estimated value of the Campbell core deposit intangible was determined to be $619,000 rather than the pre-adjustment carrying value of $675,000. As a result of the impairment analysis, the Company recorded a pre-tax impairment loss of $36,000 ($21,000, net of tax) reflected as a component of noninterest expense for the year ended December 31, 2011.

As a result of impairment testing of core deposit intangible assets related to the Campbell operating unit conducted during the first quarter of 2010, the Company recorded a pre-tax impairment loss of $57,000 ($33,000, net of tax) reflected as a component of noninterest expense for the year ended December 31, 2010.

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

21. Parent Company Only Financial Statements

110 of 119

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares – (parent only)
Balance Sheets  - December 31, 2011 and 2010
(In thousands)	2011	2010
Assets
Cash and equivalents	$16	$41
Investment in bank subsidiary	72,383	85,054
Investment in bank stock	24	89
Other assets	515	1,018
Total assets	$72,938	$86,202

Liabilities & Shareholders' Equity
Liabilities:
Junior subordinated debt securities (at fair value) 12/31/07)	$9,027	$10,646
Accrued interest payable	8	0
Deferred taxes	1,594	2,166
Other liabilities	136	120
Total liabilities	10,765	12,932

Shareholders' Equity:

Common stock, no par value 20,000,000 shares authorized, 13,531,832 and 13.003,840issued and outstanding, in 2011 and 2010	41,435	39,869
Retained earnings	21,447	33,807
Accumulated other comprehensive loss	(709)	(406)
Total shareholders' equity	62,173	73,270
Total liabilities and shareholders' equity	$72,938	$86,202

United Security Bancshares – (parent only)	Years ended December 31,
Income Statements
(In thousands)	2011	2010
Income
Gain on fair value option of financial assets	1,863	316
Total income	1,863	316
Expense
Interest expense	248	251
Other expense	136	547
Total expense	384	798

(Loss) income before taxes and equity in undistributed income of subsidiary	1,479	(482)
Income tax (benefit) expense	(127)	(198)
Deficit in undistributed income of subsidiary	(12,418)	(4,155)
Net (Loss) Income	$(10,812)	$(4,439)

111 of 119

United Security Bancshares – (parent only)	Years ended December 31,
Statement of Cash Flows
(In thousands)	2011	2010
Cash Flows From Operating Activities
Net (loss) income	$(10,812)	$(4,439)

Adjustments to reconcile net (loss) income to cash provided by operating activities:
Deficit (equity) in undistributed income of subsidiary	12,418	4,155
Deferred taxes	(572)	130
Write-down of other investments	0	355
Loss on sale of investment in bank stock	2	0
Gain on fair value option of financial liability	(1,619)	(316)
Net change in other assets/liabilities	548	61
Net cash (used in) provided by operating activities	(37)	(54)

Cash Flows From Investing Activities
Investment in bank stock	0	0
Proceeds from sale of investment in title company	0	0
Net cash provided by (used in) investing activities	0	0

Cash Flows From Financing Activities
Proceeds from sale investment in bank stock	12	0
Proceeds from note payable	0	75
Net cash provided by (used in) financing activities	12	75

Net increase (decrease) in cash and cash equivalents	(25)	21
Cash and cash equivalents at beginning of year	41	20
Cash and cash equivalents at end of year	$16	$41

Supplemental cash flow disclosures
Noncash financing activities:
Dividends declared not paid	$0	$0

22. Subsequent Events

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

112 of 119

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Administrative Officer/Chief Financial Officer/Principle Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in the Securities and Exchange Act Rule 13(a)-15(e). Based on that evaluation and the identification of the material weaknesses in the Company’s internal control over financial reporting above under the caption “Management’s Report on Internal Control Over Financial Reporting” in Item 8 of this report ,” the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2011 to ensure that information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis.  In light of these material weaknesses, in preparing the Company’s Consolidated Financial Statements included in this report, the Company performed a thorough review of the determination of completeness and accuracy of the allowance for credit losses, the provision for loan losses, and valuation of OREO properties to ensure that the Company’s Consolidated Financial Statements included in this report have been prepared in accordance with U.S. GAAP.  The Company’s Chief Executive Officer and Chief Administrative Officer/Chief Financial Officer/Principle Accounting Officer have certified that, based on their knowledge, the Company’s Consolidated Financial Statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in this report.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2010, the Company identified material weaknesses related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as material weaknesses related to the valuation of OREO properties. While management had identified material weaknesses in the fourth quarter of 2010, there were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We believe that the deficiencies related to the accounting for impaired loans and for OREO valuations are the result of insufficient levels of appropriately qualified and trained personnel in our financial reporting processes due to the loss of key personnel and inability to replace qualified personnel during the year-end closing process which coincided with the Company’s annual safety and soundness examination by its regulators. These weaknesses, combined with several updated appraisals reflecting significantly lower valuations, led to additional material adjustments in the provision for loan losses and the allowance for loan losses, and in the allowance for OREO impairment.

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

These material weaknesses contributed to a material change in the provision for loan losses and the allowance for loan losses, as well as impairment losses for OREO, reflected in our earnings reported as of December 31, 2010 and December 31, 2011. As of December 31, 2011, the material weakness had not been fully remediated.

113 of 119

REMEDIATION OF MATERIAL WEAKNESSES

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

The remediation plans identified above were still in progress at December 31, 2011.  Management anticipates that these remedial actions will strengthen the Company’s internal control over financial reporting and will, over time, address the material weakness that was identified as of December 31, 2010.  Because some of these remedial actions will take place on a quarterly basis, their successful implementation will continue to be evaluated before management is able to conclude that the material weakness has been remediated. The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts.

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

114 of 119

Item 9B. Other Information

  None

PART II
Item 10 – Directors, Executive Officers, and Corporate Governance

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Election of Directors and Executive Officers" and “Corporate Governance Principles and Board Matters” set forth in the Company's definitive Proxy Statement for its 2012 Annual Meeting of Shareholders ("Proxy Statement").

Item 11 – Executive Compensation

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Executive Compensation" and “Director Compensation” set forth in the Company's definitive Proxy Statement for its 2012 Annual Meeting of Shareholders ("Proxy Statement").

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Shareholdings of Certain Beneficial Owners and Management" set forth in the Company's definitive Proxy Statement for its 2012 Annual Meeting of Shareholders ("Proxy Statement").

Item 13 – Certain Relationships and Related Transactions, and Director Independence

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Certain Transactions" and “Corporate Governance Principles” set forth in the Company's definitive Proxy Statement for its 2012 Annual Meeting of Shareholders ("Proxy Statement").

Item 14 – Principal Accounting Fees and Services

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Independent Accountant Fees and Services" set forth in the Company's definitive Proxy Statement for its 2012 Annual Meeting of Shareholders ("Proxy Statement").

115 of 119

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

(a)(3)	Exhibits

3.1	Articles of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

4.1	Specimen common stock certificate of United Security Bancshares (1)

10.1	Amended and Restated Executive Salary Continuation Agreement for Dennis Woods (4)

10.2	Amended and Restated Employment Agreement for Dennis R. Woods (4)

10.3	Amended and Restated Executive Salary Continuation Agreement for Kenneth Donahue (4)

10.4	Amended and Restated Change in Control Agreement for Kenneth Donahue (4)

10.5	Amended and Restated Executive Salary Continuation Agreement for David Eytcheson (4)

10.6	Amended and Restated Change in Control Agreement for David Eytcheson (4)

10.7	Amended and Restated Executive Salary Continuation Agreement for Rhodlee Braa (4)

10.8	Amended and Restated Change in Control Agreement for Rhodlee Braa (4)

10.9	Amended and Restated Executive Salary Continuation Agreement for William F. Scarborough (4)

10.10	Amended and Restated Change in Control Agreement for William F. Scarborough (4)

10.11	USB 2005 Stock Option Plan. Filed as Exhibit B to the Company's 2005 Schedule 14A Definitive Proxy filed April 18, 2005 and incorporated herein by reference.

10.12	Stock Option Agreement for William F. Scarborough dated August 1, 2005 (2)

10.13	Stock Option Agreement for Dennis R. Woods dated February 6, 2006 (3)

10.14	Written Agreement between United Security Bancshares, United Security Bank, and the Federal Reserve Bank of San Francisco dated March 23, 2010 (5)

10.15	Stock Option Agreement for Richard B. Shupe dated February 7, 2010 (6)

11.1	Computation of earnings per share.

116 of 119

See Note 19 to Consolidated Financial Statements and related documents set forth in “Item 8. Financial Statements and Supplementary Data” of this report are filed as part of this report.

21	Subsidiaries of the Company

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Administrative Officer/Chief Financial Officer/Principal Accounting Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Administrative Officer/Chief Financial Officer/Prinicple Accounting Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously filed on April 4, 2001 as an exhibit to the Company’s filing on Form S-4 (file number 333-58256).
(2) Previously filed on March 15, 2006 as an exhibit to the Company’s filing on Form 10-K for the year ended December 31, 2006 (file number 000-32897).
(3) Previously filed on November 7, 2006 as an exhibit to the Company’s filing on Form 10-Q/A for the period ended March 31, 2006 (file number 000-32897).
(4) Previously filed on March 17, 2007 as an exhibit to the Company’s filing on Form 10-K for the year ended December 31, 2007 (file number 000-32897).
(5) Previously filed on March 25, 2010 as an exhibit to the Company’s filing on Form 8-K (file number 000-32897).
(6) Previously filed on April 4, 2011 as an exhibit to the Company’s filing on Form 10-K for the year ended December 31, 2010 (file number 000-32897)..

(b)	Exhibits filed:

See Exhibit Index under Item 15(a)(3) above for the list of exhibits required to be filed by Item 601 of regulation S-K with this report.

(c)	Financial statement schedules filed:

See Item 15(a)(2) above.

117 of 119

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the year ended December 31, 2011 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 30th day of March, 2012.

United Security Bancshares

March 30, 2012	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

March 30, 2012	/S/ Ken L. Donahue
Ken L. Donahue
Senior Vice President and
Chief Administrative Officer/Chief Financial Officer/Principle Accounting Officer

118 of 119

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	3/30/2012	/s/ Robert G. Bitter
Director

Date:	3/30/2012	/s/ Stanley J. Cavalla
Director

Date:	3/30/2012	/s/ Tom Ellithorpe
Director

Date:	3/30/2012	/s/ R. Todd Henry
Director

Date:	3/30/2012	/s/ Ronnie D. Miller
Director

Date:	3/30/2012	/s/ Robert M. Mochizuki
Director

Date:	3/30/2012	/s/ Walter Reinhard
Director

Date:	3/30/2012	/s/ John Terzian
Director

Date:	3/30/2012	/s/ Mike Woolf
Director

119 of 119