Form 10-Q
period 2012-03-31
UNITED SECURITY BANCSHARES
filed 2012-05-15
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32987

UNITED SECURITY BANCSHARES
 (Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code   (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of April 30, 2012: 13,667,152

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
March 31 2012 and December 31, 2011
	March 31,	December 31,
(in thousands except shares)	2012	2011
Assets
Cash and due from banks	$23,224	$28,052
Cash and due from FRB	87,259	96,132
Cash and cash equivalents	110,483	124,184
Interest-bearing deposits in other banks	2,097	2,187
Investment securities available for sale (at fair value)	37,331	38,458
Loans and leases	397,752	408,715
Unearned fees	(691)	(569)
Allowance for credit losses	(13,050)	(13,648)
Net loans	384,011	394,498
Accrued interest receivable	1,730	1946
Premises and equipment – net	12,731	12,675
Other real estate owned	26,158	27,091
Intangible assets	462	553
Goodwill	4,488	4,488
Cash surrender value of life insurance	16,278	16,150
Investment in limited partnership	1,330	1,433
Deferred income taxes - net	11,444	11,485
Other assets	15,398	16,184
Total assets	$623,941	$651,332

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$219,358	$224,907
Interest bearing	326,071	349,520
Total deposits	545,429	574,427

Accrued interest payable	108	111
Accounts payable and other liabilities	5,252	5,594
Junior subordinated debentures (at fair value)	9,567	9,027
Total liabilities	560,356	589,159

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 13,667,152 and 13,531,832 issued and outstanding, in 2012 and 2011, respectively	41,774	41,435
Retained earnings	22,164	21,447
Accumulated other comprehensive loss	(353)	(709)
Total shareholders' equity	63,585	62,173
Total liabilities and shareholders' equity	$623,941	$651,332

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
	Quarter Ended March 31,
(In thousands except shares and EPS)	2012	2011
Interest Income:
Loans, including fees	$6,041	$6,420
Investment securities – AFS – taxable	520	597
Interest on deposits in FRB	51	51
Interest on deposits in other banks	10	10
Total interest income	6,622	7,078
Interest Expense:
Interest on deposits	478	768
Interest on other borrowings	65	85
Total interest expense	543	853
Net Interest Income Before Provision for Credit Losses	6,079	6,225
Provision for Credit Losses	2	890
Net Interest Income	6,077	5,335
Noninterest Income:
Customer service fees	903	867
Increase in cash surrender value of bank-owned life insurance	137	141
(Loss) gain on sale of other real estate owned	63	280
(Loss) on fair value of financial liability	(477)	(367)
Other	270	207
Total noninterest income	896	1,128
Noninterest Expense:
Salaries and employee benefits	2,423	2,321
Occupancy expense	764	893
Data processing	18	24
Professional fees	245	439
FDIC/DFI insurance assessments	367	513
Director fees	67	58
Amortization of intangibles	91	162
Correspondent bank service charges	79	76
Impairment loss on core deposit intangible	0	36
Impairment loss on investment securities (cumulative total other than-temporary loss of $3.7 million, net of $1.5 million recognized in other comprehensive loss, pre-tax)	22	0
Impairment loss on OREO	0	684
Loss on California tax credit partnership	103	106
OREO expense	684	232
Other	625	513
Total noninterest expense	5,488	6,057
Income Before Provision for Taxes	1,485	406
Provision for Taxes on Income	434	50
Net Income	$1,051	$356
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, and past service costs of employee benefit plans – net of income tax (benefit) expense of $237 and $(23)	356	(35)
Comprehensive Income	$1,407	$321
Net Income per common share
Basic	$0.08	$0.03
Diluted	$0.08	$0.03
Shares on which net income per common shares were based
Basic	13,667,150	13,667,150
Diluted	13,667,150	13,667,150

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)
	Common stock	Common stock		Accumulated
	Number		Retained	Other Comprehensive
(In thousands except shares)	of Shares	Amount	Earnings	Income (Loss)	Total
Balance January 1, 2011	13,003,840	39,869	33,807	(406)	73,270

Net changes in unrealized loss on available for sale securities (net of income tax expense of $24)				(36)	(36)
Net changes in unrecognized past service Cost on employee benefit plans (net of income tax benefit of $1)				1	1
Common stock dividends	130,031	427	(427)		0
Stock-based compensation expense		5			5
Net Income			356		356
Balance March 31, 2011	13,133,871	40,301	33,736	(441)	73,596

Net changes in unrealized loss on available for sale securities (net of income tax benefit of $295)				(192)	(192)
Net changes in unrecognized past service Cost on employee benefit plans (net of income tax expense of $3)				(76)	(76)
Common stock dividends	397,961	1,121	(1,121)		0
Stock-based compensation expense		13			13
Net Loss			(11,168)		(11,168)
Balance December 31, 2011	13,531,832	41,435	21,447	(709)	62,173

Net changes in unrealized loss on available for sale securities (net of income tax expense of $237)				356	356
Common stock dividends	135,320	334	(334)		0
Stock-based compensation expense		5			5
Net Income			1,051		1,051
Balance March 31, 2012	13,667,152	41,774	22,164	(353)	63,585

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
	Three Months Ended March 31,
(In thousands)	2012	2011
Cash Flows From Operating Activities:
Net Income	$1,051	$356
Adjustments to reconcile net income: to cash provided by operating activities:
Provision for credit losses	2	890
Depreciation and amortization	377	460
Accretion of investment securities	(98)	(16)
Decrease in accrued interest receivable	216	53
Decrease in accrued interest payable	(3)	(51)
(Increase) Decrease in accounts payable and accrued liabilities	(279)	46
(Decrease) increase in unearned fees	122	(86)
Increase in income taxes payable	630	25
Stock-based compensation expense	5	5
Deferred Income Taxes	(198)	0
(Gain) loss on sale of other real estate owned	(63)	(280)
Impairment loss on other real estate owned	0	684
Impairment loss on core deposit intangible	0	36
Impairment loss on investment securities	22	0
Impairment loss on goodwill	0	0
Gain on proceeds from life insurance	0	0
Increase in surrender value of life insurance	(136)	(132)
Loss on fair value option of financial liabilities	477	367
Loss on tax credit limited partnership interest	103	106
Net decrease in other assets	19	55
Net cash provided by operating activities	2,247	2,518

Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with banks	90	2,990
Redemption of correspondent bank stock	148	147
Maturities, calls and principal payments of available-for-sale securities	1,795	4,360
Purchases of available-for-sale securities	0	(4,486)
Net decrease in loans	10,363	7,074
Cash proceeds from sales of other real estate owned	996	1,118
Capital expenditures for premises and equipment	(342)	(126)
Net cash provided by investing activities	13,050	11,077

Cash Flows From Financing Activities:
Net (decrease) increase in demand deposits and savings accounts	(5,258)	17,319
Net decrease in certificates of deposit	(23,740)	(19,128)
Decrease in other borrowings	0	(7,000)
Net cash used in financing activities	(28,998)	(8,809)

Net increase in cash and cash equivalents	(13,701)	4,786
Cash and cash equivalents at beginning of period	124,184	98,430
Cash and cash equivalents at end of period	$110,483	$103,216

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

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its 2011 Annual Report on Form 10-K. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring, nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

Certain reclassifications have been made to the 2011 financial statements to conform to the classifications used in 2012.

New Accounting Standards:

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment. ASU 2011-08 amends Topic 350, Intangibles – Goodwill and Other, to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and did not have a significant impact on the Company’s financial statements.

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

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. This ASU was developed to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU did not have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU did not have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate consecutive statements. The effective date for ASU 2011-05 is for the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU 2011-05 did not have a material impact on the Company’s results of operations or financial position.

2. Investment Securities Available for Sale and Other Investments

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of March 31, 2012 and December 31, 2011:

(In thousands)		Gross	Gross	Fair Value
March 31, 2012:	Amortized	Unrealized	Unrealized	(Carrying
Securities available for sale:	Cost	Gains	Losses	Amount)
U.S. Government agencies	$22,632	$1,206	$(8)	$23,830
U.S. Government collateralized mortgage obligations	4,535	400	0	4,935
Residential mortgage obligations	10,042	0	(1,476)	8,566
Total securities available for sale	$37,209	$1,606	$(1,484)	$37,331

December 31, 2011:	Amortized	Unrealized	Unrealized	(Carrying
Securities available for sale:	Cost	Gains	Losses	Amount)
U.S. Government agencies	$23,680	$1,377	$(7)	$25,050
U.S. Government collateralized mortgage obligations	5,010	425	0	5,435
Residential mortgage obligations	10,238	0	(2,265)	7,973
Total securities available for sale	$38,928	$1,802	$(2,272)	$38,458

The amortized cost and fair value of securities available for sale at March 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	March 31, 2012
	Amortized	Fair Value
(In thousands)	Cost	(Carrying Amount)
Due in one year or less	$6,118	$6,149
Due after one year through five years	3,517	3,602
Due after five years through ten years	3,670	3,962
Due after ten years	9,327	10,117
Collateralized mortgage obligations	14,577	13,501
	$37,209	$37,331

There were no realized gains or losses on sales of available-for-sale securities during the three months ended March 31, 2012 or 2011. There were other-than-temporary impairment losses of $22,000 on certain of the Company’s private label mortgage-backed securities for the three months ended March 31, 2012. There were no other-than-temporary impairment losses for the three months ended March 31, 2011.

At March 31, 2012 available-for-sale securities with an amortized cost of approximately $17.0 million (fair value of $17.8 million) were pledged as collateral for FHLB borrowings and public funds balances, respectively.

The Company had no held-to-maturity or trading securities at March 31, 2012 or December 31, 2011.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities:

	Less than 12 Months		12 Months or More			Total
(In thousands)	Fair Value		Fair Value		Fair Value
March 31, 2012:	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$2,133	$(8)	$0	$0	$2,133	$(8)
U.S. Government agency collateral mortgage obligations	0	0	0	0	0	0
Residential mortgage obligations	0	0	8,566	(1,476)	8,566	(1,476)
Total impaired securities	$2,133	$(8)	$8,566	$(1,476)	$10,699	$(1,484)

December 31, 2011:
Securities available for sale:
U.S. Government agencies	$2,143	$(7)	$0	$0	$2,143	$(7)
U.S. Government agency collateral mortgage obligations	0	0	0	0	0	0
Residential mortgage obligations	0	0	7,994	(2,265)	7,994	(2,265)
Total impaired securities	$2,143	$(7)	$7,994	$(2,265)	$10,137	$(2,272)

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

The second segment of the portfolio uses the OTTI guidance that is specific to purchased beneficial interests including private label mortgage-backed securities. Under this model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

At March 31, 2012, the decline in market value for all but three (see below) of the impaired securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is not more likely than not it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

At March 31, 2012, the Company had three private label mortgage-backed securities which have been impaired more than twelve months. The three private label mortgage-backed securities had an aggregate fair value of $8.6 million and unrealized losses of approximately $1.5 million at March 31, 2012. All three private label mortgage-backed securities were rated less than high credit quality at March 31, 2012. The Company evaluated these three private label mortgage-backed securities for OTTI by comparing the present value of expected cash flows to previous estimates to determine whether there had been adverse changes in cash flows during the period. The OTTI evaluation was conducted utilizing the services of a third party specialist and consultant in Mortgage Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO) products. The cash flow assumptions used in the evaluation at March 31, 2012 utilized a discounted cash flow valuation technique using a “Liquidation Scenario” whereby loans are evaluated by delinquency and are assigned probability of default and loss factors deemed appropriate in the current economic environment. The liquidation scenarios assume that all loans 60 or more days past due are liquidated and losses are realized over a period of between six and twenty-four months based upon current 3-month trailing loss severities obtained from financial data sources. As a result of the impairment evaluation, the Company determined that there had been adverse changes in cash flows in all three of the private label mortgage-backed securities, and concluded that these three private label mortgage-backed securities were other-than-temporarily impaired. At March 31, 2012, the three private label mortgage-backed securities had cumulative other-than-temporary-impairment losses of $3.7 million, $1.5 million of which was recorded in other comprehensive loss. During the three months ended March 31, 2012, the company recorded OTTI impairment expense of $22,000 on the one private label mortgage-backed security. During the three months ended March 31, 2011, the company recorded no OTTI impairment expense. These three private label mortgage-backed securities remained classified as available for sale at March 31, 2012.

The following table details the three private label mortgage-backed securities with other-than-temporary-impairment, their credit rating at March 31, 2012, the related credit losses recognized in earnings during the quarter, and impairment losses in other comprehensive loss:

March 31, 2012 (in 000’s)	RALI 2006-QS1G A10	RALI 2006 QS8 A1	CWALT 2007- 8CB A9
	Rated D	Rated D	Rated CCC	Total
Amortized cost – before OTTI	$3,866	$1,175	$7,209	$12,250

Credit loss	(703)	(225)	(1,280)	(2,208)
Other impairment (OCI)	(533)	(211)	(732)	(1,476)
Carrying amount – March 31, 2012	$2,630	$739	$5,197	$8,566

Total impairment - March 31, 2012	$(1,236)	$(436)	$(2,012)	$(3,684)

The total other comprehensive loss (OCI) balance of $1.5 million in the above table is included in unrealized losses of 12 months or more at March 31, 2012.

The following table summarizes amounts related to credit losses recognized in earnings for the quarters ended March 31, 2012 and 2011.

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2012	March 31, 2011
Beginning balance - credit losses	$2,257	$1,795
Additions:
Initial credit impairments	0	0
Subsequent credit impairments	22	0
Reductions:
For securities sold or credit losses realized on principal payments	(71)	(164)
Due to change in intent or requirement to sell	0	0
For increase expected in cash flows	0	0
Ending balance - credit losses	$2,208	$1,631

3. Loans and Leases

Loans are comprised of the following:

	March 31,	December 31,
(In thousands)	2012	2011
Commercial and business loans	$146,760	$163,442
Government program loans	2,827	2,984
Total commercial and industrial	$149,587	$166,426
Real estate – mortgage:
Commercial real estate	127,512	118,857
Residential mortgages	25,281	24,031
Home Improvement and Home Equity loans	1,879	1,859
Total real estate mortgage	154,672	144,747
RE construction and development	50,452	50,400
Agricultural	31,434	35,811
Installment	11,569	11,282
Lease financing	38	49
Total Loans	$397,752	$408,715

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 37.6% of total loans at March 31, 2012 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans generally comes from the cash flow of the borrower.

Real estate mortgage loans, representing 38.9% of total loans at March 31, 2012, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower.

•
Commercial real estate mortgage loans comprise the largest segment of this loan category and are available on all types of income producing and commercial properties, including: office buildings and shopping centers; apartments and motels; owner-occupied buildings; manufacturing facilities and more. Commercial real estate mortgage loans can also be used to refinance existing debt. Although real estate associated with the business is the primary collateral for commercial real estate mortgage loans, the underlying real estate is not the source of repayment. Commercial real estate loans are made under the premise that the loan will be repaid from the borrower's business operations, rental income associated with the real property, or personal assets.

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

Real estate construction and development loans, representing 12.8% of total loans at March 31, 2012, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 7.9% of total loans at March 31, 2012 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Lease financing loans, representing less than 0.1% of total loans at March 31, 2012, consist of loans to small businesses, which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At March 31, 2012 and December 31, 2011, these financial instruments include commitments to extend credit of $70.7 million and $62.4 million, respectively, and standby letters of credit of $2.7 million and $2.5 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at March 31, 2012:

			Loans				Accruing
	Loans	Loans	90 or More				Loans 90 or
	30-60 Days	61-89 Days	Days	Total Past	Current	Total	More Days
March 31, 2012 (000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Commercial and Business Loans	$489	$326	$3,552	$4,367	$142,393	$146,760	$0
Government Program Loans	658	0	192	850	1,977	2,827	0
Total Commercial and Industrial	1,147	326	3,744	5,217	144,370	149,587	0

Commercial Real Estate Mortgage Loans	4,912	0	0	4,912	122,600	127,512	0
Residential Mortgage Loans	325	0	0	325	24,956	25,281	0
Home Improvement and Home Equity Loans	44	197	22	263	1,616	1,879	22
Total Real Estate Mortgage	5,281	197	22	5,500	149,172	154,672	22

Total RE Construction and Development Loans	325	0	7,178	7,503	42,949	50,452	0

Total Agricultural Loans	0	0	1,350	1,350	30,084	31,434	1,350

Consumer Loans	30	14	186	230	11,339	11,569	0
Overdraft protection Lines	0	0	0	0	0	0	0
Overdrafts	0	0	0	0	0	0	0
Total Installment/other	30	14	186	230	11,339	11,569	0

Commercial Lease Financing	0	0	0	0	38	38	0

Total Loans	$6,783	$537	$12,480	$19,800	$377,952	$397,752	$1,372

The following is a summary of delinquent loans at December 31, 2011:

			Loans				Accruing
	Loans	Loans	90 or More				Loans 90 or
	30-60 Days	61-89 Days	Days	Total Past	Current	Total	More Days
December 31, 2011 (000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Commercial and Business Loans	154	191	3,552	3,897	159,545	$163,442	0
Government Program Loans	0	0	433	433	2,551	2,984	74
Total Commercial and Industrial	154	191	3,985	4,330	162,096	166,426	74

Commercial Real Estate Loans	1,248	2,514	0	3,762	115,095	118,857	0
Residential Mortgages	328	0	0	328	23,703	24,031	0
Home Improvement and Home Equity Loans	62	132	0	194	1,665	1,859	0
Total Real Estate Mortgage	1,638	2,646	0	4,284	140,463	144,747	0

Total RE Construction and Development Loans	0	0	6,150	6,150	44,250	50,400	0

Total Agricultural Loans	0	0	0	0	35,811	35,811	0

Consumer Loans	297	0	0	297	10,776	11,073	0
Overdraft protection Lines	0	0	0	0	85	85	0
Overdrafts	0	0	0	0	124	124	0
Total Installment	297	0	0	297	10,985	11,282	0

Lease Financing	0	0	0	0	49	49	0

Total Loans	2,089	2,837	10,135	15,061	393,654	$408,715	74

Nonaccrual Loans

Commercial, construction and commercial real estate loans are placed on non-accrual status under the following circumstances:

-	When there is doubt regarding the full repayment of interest and principal.

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

Loans on non-accrual status are usually not returned to accrual status unless all delinquent principal and/or interest has been brought current, there is no identified element of loss, and current and continued satisfactory performance is expected (loss of the contractual amount not the carrying amount of the loan). Repayment ability is generally demonstrated through the timely receipt of at least six monthly payments on a loan with monthly amortization.

Nonaccrual loans totaled $19.5 million and $18.1 million at March 31, 2012 and December 31, 2011, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at March 31, 2012 or December 31, 2011.
The following is a summary of nonaccrual loan balances at March 31, 2012 and December 31, 2011.

	March 31,	December 31,
	2012	2011
Commercial and Business Loans	$5,004	$4,722
Government Program Loans	370	358
Total Commercial and Industrial	5,374	5,080

Commercial Real Estate Loans	3,853	3,946
Residential Mortgages	40	43
Home Improvement and Home Equity Loans	14	0
Total Real Estate Mortgage	3,907	3,989

Total RE Construction and Development Loans	10,040	9,014

Total Agricultural Loans	0	0

Consumer Loans	187	15
Overdraft protection Lines	0	0
Overdrafts	0	0
Total Installment	187	15

Lease Financing	0	0
Total Loans	$19,508	$18,098

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

A loan is not considered impaired if:

-	There is merely an insignificant delay or shortfall in the amounts of payments.

-	The Company expects to collect all amounts due, including interest accrued, at the contractual interest rate for the period of the delay.

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

-
The discounted cash flow method of measuring the impairment of a loan is used for unsecured loans or for loans secured by collateral where the fair value cannot be easily determined. Under this method, the Company assesses both the amount and timing of cash flows expected from impaired loans. The estimated cash flows are discounted using the loan's effective interest rate. The difference between the amount of the loan on the Bank's books and the discounted cash flow amountsdetermines the amount of impairment to be provided. This method is used for most of the Company’s troubled debt restructurings or other impaired loans where some payment stream is being collected.

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

The following is a summary of impaired loans at March 31, 2012.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
March 31, 2012 (000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial and Business Loans	$6,643	$4,237	$2,295	$6,532	$109	$6,480
Government Program Loans	725	178	0	224	0	$195
Total Commercial and Industrial	7,368	4,415	2,295	6,757	109	6,675

Commercial Real Estate Term Loans	8,027	2,830	4,977	7,807	567	$8,055
Single Family Residential Loans	3,552	659	2,854	3,513	158	$3,522
Home Improvement and Home Equity Loans	35	22	14	36	1	$37
Total Real Estate Mortgage	11,614	3,511	7,845	11,356	726	11,614

Total RE Construction and Development Loans	11,623	10,042	1,477	11,519	15	$11,476

Total Agricultural Loans	2,591	59	1,940	1,999	1,006	$1,926

Consumer Loans	204	206	0	206	0	$147
Overdraft protection Lines	0	0	0	0	0	$0
Overdrafts	0	0	0	0	0	$0
Total Installment/other	204	206	0	206	0	147

Commercial Leases Financing	0	0	0	0	0	$0

Total Impaired Loans	$33,400	$18,233	$13,557	$31,837	$1,856	$31,838

The following is a summary of impaired loans at December 31, 2011.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
December 31, 2011 (000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial and Business Loans	$6,521	$4,002	$2,425	$6,427	$112	$11,102
Government Program Loans	704	212	0	212	0	$301
Total Commercial and Industrial	7,225	4,214	2,425	6,639	112	11,403

Commercial Real Estate Loans	8,457	4,209	4,094	8,303	523	$7,258
Residential Mortgages	3,569	494	3,037	3,531	166	$3,619
Home Improvement and Home Equity Loans	36	22	15	37	1	$96
Total Real Estate Mortgage	12,062	4,725	7,146	11,871	690	10,973

Total RE Construction and Development Loans	11,535	9,014	2,418	11,432	71	$17,184

Total Agricultural Loans	2,445	61	1,792	1,853	381	$2,139

Consumer Loans	88	87	0	87	0	$184
Overdraft protection Lines	0	0	0	0	0	$0
Overdrafts	0	0	0	0	0	$0
Total Installment	88	87	0	87	0	184

Leases Financing	0	0	0	0	0	$55

Total Impaired Loans	$33,355	$18,101	$13,781	$31,882	$1,254	$41,938

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructurings for which the loan is performing under the current contractual terms for a reasonable period of time, income is recognized under the accrual method.

The average recorded investment in impaired loans at March 31, 2011 was $49.9 million and income received on impaired loans during the quarters ended March 31, 2012 and 2011 was approximately $248,000 and $156,000, respectively.

Troubled Debt Restructurings

Under the circumstances, when the Company grants a concession to a borrower as part of a loan restructuring, the restructuring is accounted for as a troubled debt restructuring (TDR). TDRs are reported as a component of impaired loans.

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

For a restructured loan to return to accrual status there needs to be, among other factors, at least 6 months successful payment history. In addition, the Company performs a financial analysis of the credit to determine whether the borrower has the ability to continue to meet payments over the remaining life of the loan. This includes, but is not limited to, a review of financial statements and cash flow analysis of the borrower. Only after determination that the borrower has the ability to perform under the terms of the loans, will the restructured credit be considered for accrual status.

The following table illustrates TDR activity for the periods indicated:

	Three Months Ended
	March 31, 2012

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings

Commercial and Business Loans	0	$0	$0
Government Program Loans	0	0	0
Commercial Real Estate Term Loans	4	1,318	1,310
Single Family Residential Loans	0	0	0
Home Improvement and Home Equity Loans	0	0	0
RE Construction and Development Loans	0	0	0
Agricultural Loans	0	0	0
Consumer Loans	0	0	0
Overdraft protection Lines	0	0	0
Commercial Lease Financing	0	0	0
Total Loans	4	$1,318	$1,318

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that Defaulted

Commercial and Business Loans	0	$0
Government Program Loans	0	0
Commercial Real Estate Term Loans	0	0
Single Family Residential Loans	0	0
Home Improvement and Home Equity Loans	0	0
RE Construction and Development Loans	0	0
Agricultural Loans	0	0
Consumer Loans	0	0
Overdraft protection Lines	0	0
Commercial Lease Financing	0	0
Total Loans	0	$0

	Year Ended December 31, 2011

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings

Commercial and Business Loans	5	$2,240	$2,041
Government Program Loans	0	0	0
Commercial Real Estate Loans	2	3,542	2,506
Residential Mortgages	2	852	847
Home Improvement and Home Equity Loans	0	0	0
RE Construction and Development Loans	0	0	0
Agricultural Loans	0	0	0
Consumer Loans	2	130	15
Overdraft protection Lines	0	0	0
Lease Financing	0	0	0
Total Loans	11	$6,765	$5,409

Year Ended December 31, 2011
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that Defaulted

Commercial and Business Loans	2	$132
Government Program Loans	0	0
Commercial Real Estate Loans	0	0
Single Family Residential Loans	1	327
Home Improvement and Home Equity Loans	0	0
RE Construction and Development Loans	0	0
Agricultural Loans	0	0
Consumer Loans	1	85
Overdraft protection Lines	0	0
Lease Financing	0	0
Total Loans	4	$545

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At March 31, 2012, the Company had 42 restructured loans totaling $17.8 million as compared to 41 restructured loans total $19.0 million at December 31, 2011.

Credit Quality Indicators

As part of its credit monitoring program, the Company utilizes a risk rating system which quantifies the risk the Company estimates it has assumed during the life of a loan. The system rates the strength of the borrower and the facility or transaction, and is designed to provide a program for risk management and early detection of problems.

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

When assigning risk ratings, the Company evaluates two risk rating approaches, a facility rating and a borrower rating as follows:

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

Unusual Terms - Credit may be extended on terms that subject the Company to a higher level of risk than indicated in the rating of the borrower.

Borrower Rating:

The borrower rating is a measure of loss possibility based on the historical, current and anticipated financial characteristics of the borrower in the current risk environment. To determine the rating, the Company considers at least the following factors:

-	Quality of management
-	Liquidity
-	Leverage/capitalization
-	Profit margins/earnings trend
-	Adequacy of financial records
-	Alternative funding sources
-	Geographic risk
-	Industry risk
-	Cash flow risk
-	Accounting practices
-	Asset protection
-	Extraordinary risks

The Company assigns risk ratings to loans other than consumer loans and other homogeneous loan pools based on the following scale. The risk ratings are used when determining borrower ratings as well as facility ratings. When the borrower rating and the facility ratings differ, the lowest rating applied is:

-
Grades 1 and 2 – These grades include loans which are given to high quality borrowers with high credit quality and sound financial strength. Key financial ratios are generally above industry averages and the borrower’s strong earnings history or net worth. These may be secured by deposit accounts or high-grade investment securities.

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

-
Grades 4 and 5 – These include “pass” grade loans to borrowers of acceptable credit quality and risk. The borrower’s balance sheet and financial ratios may be below industry averages, but above the lowest industry quartile. Leverage is above and liquidity is below industry averages. Inadequacies evident in financial performance and/or management sufficiency are offset by readily available features of support, such as adequate collateral, or good guarantors having the liquid assets and/or cash flow capacity to repay the debt. The borrower may have recognized a loss over three or four years, however recent earnings trends, while perhaps somewhat cyclical, are improving and cash flows are adequate to cover debt service and fixed obligations. Real estate and asset-borrowers fully comply with all underwriting standards and are performing according to projections would be assigned this rating. These also include grade 5 loans which are “leveraged” or on management’s “watch list.” While still considered pass loans (loans given a grade 5), the borrower’s financial condition, cash flow or operations evidence more than average risk and short term weaknesses , these loans warrant a higher than average level of monitoring, supervision and attention from the Company, but do not reflect credit weakness trends that weaken or inadequately protect the Company’s credit position. Loans with a grade rating of 5 are not normally acceptable as new credits unless they are adequately secured or carry substantial endorser/guarantors.

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

-
Grade 8 - This grade includes “doubtful” loans which exhibit the same characteristics as the Substandard loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include a proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.

-
Grade 9 - This grade includes loans classified “loss” which are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off the asset even though partial recovery may be achieved in the future.

The Company did not carry any loans graded as loss at March 31, 2012 or December 31, 2011.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for March 31, 2012 and December 31, 2011:

	Commercial
March 31, 2012	and Lease	Commercial
(000's)	Financing	RE	Construction	Agricultural	Total
Grades 1and 2	$646	$0	$0	$0	$646
Grade 3	128	6,969	886	0	7,983
Grades 4 and 5 – pass	132,802	113,099	27,631	29,505	303,037
Grade 6 – special mention	10,581	925	0	0	11,506
Grade 7 – substandard	5,468	6,519	21,935	1,929	35,851
Grade 8 – doubtful	0	0	0	0	0
Total	$149,625	$127,512	$50,452	$31,434	$359,023

	Commercial
December 31, 2011	and Lease	Commercial
(000's)	Financing	RE	Construction	Agricultural	Total
Grades 1and 2	725	0	0	40	765
Grade 3	184	7,026	897	0	8,107
Grades 4 and 5 – pass	149,815	104,468	28,596	33,990	316,869
Grade 6 – special mention	10,431	749	0	0	11,180
Grade 7 – substandard	5,320	6,614	20,907	1,781	34,622
Grade 8 – doubtful
Total	166,475	118,857	49,590	35,811	371,543

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogenous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogenous loans for March 31, 2012 and December 31, 2011:

	March 31, 2012				December 31, 2011
	Single family	Home			Single family	Home
(000's)	Residential	Improvement	Installment	Total	Residential	Improvement	Installment	Total
Not graded	$19,063	$1822	$9,910	$30,795	18,858	1,801	9,615	30,274
Pass	5,845	22	1,160	7,027	4,796	22	1,163	5,981
Special Mention	0	0	420	420	0	0	423	423
Substandard	373	35	79	487	377	36	81	494
Total	$25,281	$1,879	$11,569	$38,729	24,031	1,859	11,282	37,172

Allowance for Loan Losses

The Company analyzes risk characteristics inherent in each loan portfolio segment as part of the quarterly review of the adequacy of the allowance for loan losses. The following summarizes some of the key risk characteristics for the eleven segments of the loan portfolio (Consumer loans include three segments):

Commercial and business loans – Commercial loans are subject to the effects of economic cycles and tend to exhibit increased risk as economic conditions deteriorate, or if the economic downturn is prolonged. The Company considers this segment to be one of higher risk given the size of individual loans and the balances in the overall portfolio.

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

Home improvement and home equity loans – Because of their junior lien position, these loans have an inherently higher risk level. Because residential real estate has been severely distressed in the recent past, the anticipated risk for this loan segment has increased.

Real estate construction loans –In a normal economy, this segment of loans is considered to have a higher risk profile due to construction and market value issues in conjunction with normal credit risks. In the current distressed residential real estate markets the risk has increased.

Agricultural loans – This segment is considered to have risks associated with weather, insects, and marketing issues. In addition, concentrations in certain crops or certain agricultural areas can increase risk.

Consumer loans (includes consumer loans, overdrafts, and overdraft protection lines) – This segment is higher risk because many of the loans are unsecured.

Commercial lease financing – This segment of the portfolio is small and but is considered to be vulnerable to economic cycles given the nature of the leasing relationship where businesses are relatively small or have minimal cash flow. This lending program was terminated in 2005.

The following summarizes the activity in the allowance for credit losses by loan category for the three months ended March 31, 2012.

	Commercial	Real	RE
Three Months Ended	and	Estate	Construction		Installment	Lease
March 31, 2012 (in 000's)	Business	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$6,787	$1,416	$4,579	$508	$116	$1	$241	$13,648
Provision for credit losses	(988)	88	(56)	608	(40)	0	390	2

Charge-offs	(617)	(33)	0	0	(2)	0		(652)
Recoveries	38	1	0	0	13	0		52
Net charge-offs	(579)	(32)	0	0	11	0	0	(600)

Ending balance	$5,220	$1,472	$4,523	$1,116	$87	$1	$631	$13,050
Period-end amount allocated to:
Loans individually evaluated for impairment	$109	$726	$15	$1,006	$0	$0	$0	$1,856
Loans collectively evaluated for impairment	5,111	746	4,508	110	87	1	631	11,194
Ending balance	$5,220	$1,472	$4,523	$1,116	$87	$1	$631	$13,050

The following summarizes the activity in the allowance for credit losses by loan category for the three months ended March 31, 2011.

	Commercial	Real	RE
	and	Estate	Construction		Installment	Lease
March 31, 2011 (in 000's)	Business	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$8,209	$1,620	$5,763	$850	$49	$3	$26	$16,520
Provision for credit losses	170	(19)	298	47	31	99	264	890

Charge-offs	(54)	(27)	(2)	(536)	(2)	(78)		(699)
Recoveries	12	0	0	20	2	0		34
Net charge-offs	(42)	(27)	(2)	(516)	0	(78)	0	(665)

Ending balance	$8,337	$1,574	$6,059	$381	$80	$24	$290	$16,745
Period-end amount allocated to:
Loans individually evaluated for impairment	$4,872	$648	$5,158	$257	$35	$22	$0	$10,992
Loans collectively evaluated for impairment	3,465	926	901	124	45	2	290	5,753
Ending balance	$8,337	$1,574	$6,059	$381	$80	$24	$290	$16,745

The following summarizes information with respect to the loan balances at March 31, 2012 and December 31, 2011.

	March 31, 2012			December 31, 2011
	Loans	Loans		Loans	Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
(000's)	for Impairment	for Impairment	Loans	for Impairment	for Impairment	Loans
Commercial and Business Loans	$6,532	$140,228	$146,760	$6,427	$157,015	$163,442
Government Program Loans	178	2,649	2,827	212	2772	2,984
Total Commercial and Industrial	6,710	142,877	149,587	6,639	159,787	166,426

Commercial Real Estate Loans	7,807	119,705	127,512	8,303	110,554	118,857
Residential Mortgage Loans	3,513	21,768	25,281	3,531	20,500	24,031
Home Improvement and Home Equity Loans	36	1,843	1,879	37	1822	1,859
Total Real Estate Mortgage	11,356	143,316	154,672	11,871	132,876	144,747

Total RE Construction and Development Loans	11,519	38,933	50,452	11,432	38,968	50,400

Total Agricultural Loans	1,999	29,435	31,434	1,853	33,958	35,811

Total Installment Loans	206	11,363	11,569	87	11,195	11,282

Commercial Leases Financing	0	38	38	0	49	49

Total Loans	31,790	$365,962	$397,752	$31,882	$376,833	$408,715

4. Deposits

Deposits include the following:

	March 31, December 31,
(In thousands)	2012	2011
Noninterest-bearing deposits	$219,358	$224,907
Interest-bearing deposits:
NOW and money market accounts	166,220	165,937
Savings accounts	40,107	40,099
Time deposits:
Under $100,000	60,132	53,271
$100,000 and over	59,612	90,213
Total interest-bearing deposits	326,070	349,520
Total deposits	$545,429	$574,427

Total brokered deposits included in time deposits above	$33,740	$49,261

5. Short-term Borrowings/Other Borrowings

At  March 31, 2012, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $224.5 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $14.2 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. There are currently no restrictions on these lines of credit, although under the current Written Agreement with the Federal Reserve, the Bank’s liquidity position as well as its use of borrowing lines is monitored closely. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB lines of credit are collateralized by investment securities, while lines of credit with the Federal Reserve Bank are collateralized by certain qualifying loans. As of  March 31, 2012, $15.0 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $326.1 million in qualifying loans were pledged at March 31, 2012 as collateral for borrowing lines with the Federal Reserve Bank. At March 31, 2012, the Company had no outstanding borrowings.
At December 31, 2011, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $250.1 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $17.6 million. At December 31, 2011, the Company had no outstanding borrowing balances .The weighted average cost of borrowings for the year ended December 31, 2011 was 0.73%. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2011, $18.5 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $346.9 million in real estate-secured loans were pledged at December 31, 2011, as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $232.5 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

6. Supplemental Cash Flow Disclosures

	Three Months Ended March 31,
(In thousands)	2012	2011
Cash paid during the period for:
Interest	$546	$904
Income Taxes	$0	$25
Noncash investing activities:
Loans transferred to foreclosed assets	$0	$1,093

7. Common Stock Dividend

On March 27, 2012, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of April 13, 2012, approximately 135,000 additional shares were issued to shareholders on April 25, 2012. Because the stock dividend was considered a “small stock dividend,” approximately $334,000 was transferred from retained earnings to common stock based upon the $2.47 closing price of the Company’s common stock on the declaration date of March 27, 2011. There were no fractional shares paid. Except for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

8. Net (Loss) Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Quarter Ended March 31,
(In thousands except earnings per share data)	2012	2011
Net income available to common shareholders	$1,051	$356

Weighted average shares issued	13,667,152	13,667,152
Add: dilutive effect of stock options	0	0
Weighted average shares outstanding adjusted for potential dilution	13,667,152	13,667,152

Basic earnings per share	$0.08	$0.03
Diluted earnings per share	$0.08	$0.03
Anti-dilutive stock options excluded from earnings per share calculation	156	222

  9. Taxes on Income

The Company periodically reviews its tax positions under the accounting standards related to uncertainty in income taxes, which defines the criteria that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority and all available information is known to the taxing authority. The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At March 31, 2012 and December 31, 2011, the Company had a recorded valuation allowance of $3.7 million.

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. The Company is not currently aware of any tax jurisdictions where the Company or any subsidiary is subject to examination by federal, state, or local taxing authorities before 2001. The Internal Revenue Service (IRS) has not examined the Company’s or any subsidiaries federal tax returns since before 2001. The Company currently is subject to a limited scope audit by the IRS which began during the third quarter of 2011 related to the Company’s amendment of its 2009 federal tax return to utilize the five-year carry-back provisions allowed for losses realized during the 2009 tax year.

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

At March 31, 2012 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument, adjusted for deferrals of interest payments per the Company’s election at September 30, 2009. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 7.82% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions.

The fair value calculation performed at March 31, 2012 resulted in a pretax loss adjustment of $477,000 ($332,000, net of tax) for the quarter ended March 31, 2012. The previous year’s fair value calculation performed at March 31, 2011 resulted in a pretax loss adjustment of $367,000 ($216,000, net of tax) for the quarter ended March 31, 2011.

11. Fair Value Measurements and Disclosure

The following summary disclosures are made in accordance with the guidance provided by ASC Topic 825 “Fair Value Measurements and Disclosures” (formerly Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,”) which requires the disclosure of fair value information about both on- and off-balance sheet financial instruments where it is practicable to estimate that value.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized, excluding financial instruments recorded at fair value on a recurring or non-recurring basis at the periods indicated:

March 31, 2012
			Quoted Prices	Significant
			In Active	Other	Significant
		Estimated	Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$110,483	$110,483	$110,483
Interest-bearing deposits	2,097	2,157		$2,157
Investment securities	37,331	37,331		28,765	$8,566
Loans	397,752	402,128			402,128
Cash surrender value of life insurance	16,278	16,278			16,278
Accrued interest receivable	1,730	1,730		1,730
Financial Liabilities:
Deposits:
Noninterest-bearing	219,358	219,358	219,358
NOW and money market	166,220	166,219	166,220
Savings	40,107	40,107	40,107
Time Deposits	119,744	119,791			119,791
Total Deposits	545,429	545,475	425,685		119,791
Junior Subordinated Debt	9,567	9,567			9,567
Accrued interest payable	108	108		108
Commitments to extend credit	--	--	--	--	--
Standby letters of credit	--	--	--	--	--

December 31, 2011
			Quoted Prices	Significant
			In Active	Other	Significant
		Estimated	Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$124,184	$124,184	$124,184
Interest-bearing deposits	2,187	2,250		$2,250
Investment securities	38,458	38,458		30,485	$7,973
Loans	394,498	398,837			398,837
Cash surrender value of life insurance	16,150	16,150			16,150
Accrued interest receivable	1,946	1,946		1,946
Financial Liabilities:
Deposits:
Noninterest-bearing	224,907	224,907	224,907
NOW and money market	165,937	165,937	165,937
Savings	40,099	40,099	40,099
Time Deposits	143,484	143,427			143,427
Total Deposits	574,427	574,370	430,943		143,427
Junior Subordinated Debt	9,028	9,028			9,028
Accrued interest payable	111	111		111
Commitments to extend credit	--	--	--	--	--
Standby letters of credit	--	--	--	--	--

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. Level 2 financial assets also include certain impaired loans which are evaluated based on the observable inputs, specifically current appraisals. The Company’s Level 3 financial assets include certain investments securities, certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no significant transfers in or out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2012.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of March 31, 2012 (in 000’s):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
AFS Securities (2):
U.S. government agencies	23,830		23,830
U.S. government agency CMO’s	4,935		4,935
Residential mortgage obligations	8,566			$8,566
Total AFS securities	37,331		28,765	8,566
Impaired loans (1):
Commercial and industrial	6,601			6,601
Real estate mortgage	10,630			10,630
RE construction & development	11,504			11,504
Agricultural	993			993
Installment/Other	206			206
Total impaired loans	29,934			29,934
Other real estate owned (1)	22,889			22,889
Goodwill (1)	2,861			2,861
Core deposit intangibles (1)	12			12
Total	$93,027	$0	$28,765	$64,262
(1)	Nonrecurring
(2)	Recurring

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	$9,567			$9,567
Total	$9,567			$9,567

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2011 (in 000’s):

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets (000's)	2011	(Level 1)	(Level 2)	(Level 3)
AFS Securities: (2)
Other investment securities	$0	$0
U.S Govt agencies	25,050		25,050
U.S Govt collateralized mortgage obligations	5,435		5,435
Obligations of state and political subdivisions	0		0
Private label residential mortgage obligations	7,973			7,973
Total AFS securities	38,458	0	30,485	7,973
Impaired Loans (1):
Commercial and industrial	6,527			6,527
Real estate mortgage	11,181			11,181
RE construction & development	11,361			11,361
Agricultural	1,472			1,472
Installment/Other	87			87
Total impaired loans	30,628	0	0	30,628
Other real estate owned (1)	24,245			24,245
Goodwill (1)	2,861			2,861
Core deposit intangible (1)	12			12
Total	$96,204	$0	$30,485	$65,719

         (1)  Nonrecurring

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities (000's)	2011	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	9,027			9,027
Total	9,027			9,027

There were no fair value impairment adjustments  for the nonrecurring fair value measurements performed during the three months ended March 31, 2012.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2012 and 2011 (in 000’s):

	3/31/12	3/31/11
Reconciliation of Assets:	Private label mortgage-backed securities	Private label mortgage-backed securities
Beginning balance	$7,972	$9,960
Total gains or (losses) included in other comprehensive income	594	(75)
Transfers in and/or out of Level 3	0	0
Ending balance	$8,566	$9,885

The amount of total gains or (losses) for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$594	$(75)

	3/31/12	3/31/11
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$9,027	$10,646
Total losses (gains) included in earnings (or changes in net assets)	477	367
Transfers in and/or (out) of Level 3	63	61
Ending balance	$9,567	$11,074
The amount of total losses (gains) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$477	$367

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

Investments – Available for sale securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data are not available for the last 30 days, a Level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level-2 pricing may include using a forward spread from the last observable trade or may use a proxy bond like a TBA mortgage to come up with a price for the security being valued. Changes in fair market value are recorded through other comprehensive loss as the securities are available for sale. At March 31, 2012 and December 31, 2011, the Company held three non-agency (private-label) collateralized mortgage obligations (CMO’s). Fair value of these securities (as well as review for other-than-temporary impairment) was performed by a third-party securities broker specializing in CMO’s using the discounted cash flow method. Fair value was based upon estimated cash flows which included assumptions about future prepayments, default rates, and the impact of credit risk on this type of investment security. Although the pricing of the CMO’s has certain aspects of Level 2 pricing, many of the pricing inputs are based upon unobservable assumptions of future economic trends and as a result the Company considers this to be Level 3 pricing.

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

Goodwill and Core Deposit Intangibles - Goodwill is not amortized but is evaluated periodically for impairment. Fair value of goodwill is determined by comparing the fair value of the operating unit with its carrying value. Fair value is determined on a discounted cash flow methodology using estimated market discount rates and projections of future cash flows for the related operating unit. In addition to projected cash flows, other market metrics are utilized including industry multiples of earnings and price-to-book ratios to estimate what a market participant would pay for the operating unit in the current business environment. Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes in discount rates, competitive forces within the industry, and other specific industry and market valuation conditions. If it is determined that goodwill impairment exists, impairment amounts are recorded as an impairment loss in other noninterest expense, and the carrying value of goodwill is reduced by the amount of the impairment. Core deposit intangibles are amortized over the estimated useful lives of the related deposits and are evaluated for impairment periodically. Core deposit intangibles are reviewed for impairment utilizing a discounted cash flow methodology based upon the anticipated deposit runoff over the estimated lives of the deposits, generally six to eight years. If it is determined that impairment exists on the core deposit intangible, impairment amounts are recorded as an impairment loss in other noninterest expense, and the carrying value of core deposit intangible is reduced by the amount of the impairment.

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

Deposits – In accordance with authoritative accounting guidance, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at March 31, 2012 and December 31, 2011 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed under authoritative accounting guidance. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Borrowings - Borrowings consist of federal funds sold, securities sold under agreements to repurchase, and other short-term borrowings. Fair values of borrowings were estimated using the rates currently offered for borrowings with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a discounted cash flows model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company used characteristics that market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the three month period ended March 31, 2012, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of theses inputs, due primarily to the current economic environment, require the junior subordinated debt to be classified as a Level 3 fair value.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-balance sheet instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at March 31, 2012 and December 31, 2011.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheet and results of operations.

12. Goodwill and Intangible Assets

At March 31, 2012 and December 31, 2011 the Company had goodwill, core deposit intangibles, and other identified intangible assets which were recorded in connection with various business combinations and purchases. The following table summarizes the carrying value of those assets at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Goodwill	$4,488	$4,488
Core deposit intangible assets	389	447
Other identified intangible assets	73	106
Total goodwill and intangible assets	$4,950	$5,041

Core deposit intangibles and other identified intangible assets are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007 and totaled approximately $2.9 million at March 31, 2012. Annually, the Company conducts its impairment testing of the goodwill related to the Campbell reporting unit. Impairment testing for goodwill is a two-step process.

The first step in impairment testing is to identify potential impairment, which involves determining and comparing the fair value of the operating unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of possible impairment and the second step is performed to determine the amount of the impairment, if any. The fair value determined in the step one testing is determined based on a discounted cash flow methodology using estimated market discount rates and projections of future cash flows for the Campbell reporting unit. In addition to projected cash flows, the Company also utilizes other market metrics including industry multiples of earnings and priceto-book ratios to estimate what a market participant would pay for the operating unit in the current business environment. Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes is discount rates, competitive forces within the industry, and other specific industry and market valuation conditions. If at the conclusion of the step 1 analysis, the Company concludes that the potential for goodwill impairment exists, step-two testing will be required to determine goodwill impairment and the amount of goodwill that might be impaired, if any. The second step in impairment analysis compares the fair value of the Campbell reporting unit to the aggregate fair values of its individual assets, liabilities and identified intangibles. The 2011 impairment analysis was impacted by to a large degree by the current economic environment, including significant declines in interest rates, and depressed valuations within the financial industry. As of the filing date of the Company’s Form 10Q for March 31, 2012, the first step of the impairment analysis indicates that the fair value of the reporting unit exceeds it carrying value.

Core Deposit Intangibles: The core deposit intangible asset, which totaled $3.0 million at the time of merger, was amortized over an estimated life of approximately seven years. The Company recognized $12,000 and $82,000 in amortization expense related to the Legacy operating unit during the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, there was no remaining carrying value of the core deposit intangible related to the Legacy Bank merger.

During the impairment analysis performed as of March 31, 2011, it was determined that the original deposits purchased from Legacy Bank during February 2007 had declined faster than originally anticipated. As a result of increased deposit runoff, particularly in noninterest-bearing checking accounts and savings accounts, the estimated value of the Campbell core deposit intangible was determined to be $226,000 at March 31, 2011 rather than the pre-adjustment carrying value of $262,000. As a result of the impairment analysis, the Company recorded a pre-tax impairment loss of $36,000 ($21,000, net of tax) reflected as a component of noninterest expense for the three months ended March 31, 2011.  The Company did not record an impairment loss for the three months ended March 31, 2012.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) competitive pressures in the banking industry and changes in the regulatory environment; ii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; iv) credit quality deterioration that could cause an increase in the provision for loan losses; v) Asset/Liability matching risks and liquidity risks; volatility and devaluation in the securities markets, vi) failure to comply with the regulatory agreements under which the Company is subject, vii) expected cost savings from recent acquisitions are not realized, and, viii) potential impairment of goodwill and other intangible assets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact the results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth. Net interest income before provision for credit losses has decreased between the three months ended March 31, 2012 and 2011, totaling $6.1 million for the three months ended March 31, 2012 as compared to $6.2 million for the three months ended March 31, 2011. The decrease in net interest income between 2012 and 2011 was primarily the result of declines in the volume of interest-earning assets which outweighed the decrease in the Company’s cost of funding between the two periods.

Average interest-earning assets decreased approximately $42.8 million between the three month periods ended March 31, 2012 and March 31, 2011. Components of the $42.8 million decrease in average earning assets between 2011 and 2012 included a decrease of $37.0 million in loans and a $13.6 million decrease in investment securities. Offsetting these decreases between the three-month comparative periods was an increase of $8.3 million in federal funds sold to the Federal Reserve Bank. During the last year, the Company’s cost of interest-bearing liabilities has declined significantly as market rates of interest declined, with the average cost of interest-bearing liabilities dropping from .79% during the three months ended March 31, 2011, to 0.64% during the three months ended March 31, 2012.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	3/31/12	12/31/11	3/31/11
Loans and Leases	75.78%	76.39%	76.57%
Investment securities available for sale	7.14%	8.80%	8.99%
Interest-bearing deposits in other banks	0.47%	0.43%	0.53%
Interest-bearing deposits in FRB	16.61%	14.38%	13.91%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	14.34%	11.80%	11.66%
Money market accounts	35.08%	30.43%	28.83%
Savings accounts	11.85%	9.67%	8.74%
Time deposits	36.25%	40.21%	42.14%
Other borrowings	0.00%	5.43%	6.27%
Subordinated debentures	2.48%	2.46%	2.36%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

The residential real estate markets in the five county region from Merced to Kern showed signs of improvement during 2011 and those trends continued into the first quarter 2012. The severe declines in residential construction and home prices that began in 2008 continues to show signs of easing and reversing direction. The sustained period of double-digit price declines from 2008 – 2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, a primary focus is reduction of nonperforming assets while providing customers options to work through this difficult economic period. Options include combinations of rate and term concessions, as well as forbearance agreements with borrowers. Median sales prices improved in the five county region from Merced to Kern between March 2011 to March 2012 with increases in price of small declines. Total nonperforming loans essentially remained flat during the three months ended March 31, 2012, totaling $30.2 million at March 31, 2012 compared to $30.0 million reported at December 31, 2011.

As a result of the weak economy, the Company has experienced declines in the loan portfolio between 2011 and 2012. During the three months ended March 31, 2012, the Company experienced increases in real estate mortgage loans, but between March 31, 2011 and March 31, 2012, decreases were experienced in all loan categories. The greatest decreases over the past year have been experienced in real estate construction and development loans, real estate mortgage loans, and agricultural loans, as the Company has reduced its exposure to real estate markets which have been hard hit during the economic downturn. Loans decreased $11.0 million between December 31, 2011 and March 31, 2012, and decreased $35.1 million between March 31, 2011 and March 31, 2012. Real estate construction and development loans increased $52,000 between December 31, 2011 and March 31, 2012, but decreased $14.3 million between March 31, 2011 and March 31, 2012, as real estate construction remains depressed in the San Joaquin Valley and California overall. Agricultural loans decreased $4.4 million between December 31, 2011 and March 31, 2012.  Commercial real estate loans (a component of real estate mortgage loans) have remained as a significant percentage of total loans over the past year, amounting to 32.1%, 29.1%, and 30.3%, of the total loan portfolio at March 31, 2012, December 31, 2011, and March 31, 2011, respectively. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $25.3 million or 6.4% of the portfolio at March 31, 2012, $24.0 million or 5.9% of the portfolio at December 31, 2011, and $23.7 million or 5.5% of the portfolio at March 31, 2011. Loan participations purchased have declined from $15.9 million or 3.7% of the portfolio at March 31, 2011, to $3.6 million or 0.9% of the portfolio at December 31, 2011, to $2.17 million or .5% of the portfolio at March 31, 2012. Loan participations sold have increased from $8.3 million or 1.9% of the portfolio at March 31, 2011, to $13.3 million or 3.3% of the portfolio at December 31, 2011, compared to $13.0 million, or 3.3%, at March 31, 2012.

Even though market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped maintain adequate margins, The Company’s net interest margin increased to 4.62% for the three months ended March 31, 2012, as compared to 4.42% for the three months ended March 31, 2011. The net interest margin has also been impacted by a decline in loan volume, the Company’s highest yielding asset, which has been partially offset by an increase in overnight investments with the Federal Reserve Bank, a much lower yielding asset. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. Loans yielded 6.05% during the three months ended March 31, 2012, as compared to 5.96% for the three months ended March 31, 2011.  The decrease in the Company’s cost of funds over the past year and has mitigated the impact of declining yields on earning assets. The Company’s average cost of funds was 0.64% for the three months ended March 31, 2012 as compared to 0.79% for the three months ended March 31, 2011. Although the Company does not intend to increase its current level of brokered deposits, and in fact as a result of the 2010 Agreement with the Federal Reserve Bank and Order with the California Department of Financial Institutions, continues to systematically reduce brokered deposit levels as they mature in the future, the $33.7 million in brokered deposits at March 31, 2012 continues to provide the Company with a low-cost source of deposits. The Company will continue to utilize these funding sources when required to maintain prudent liquidity levels, while seeking to increase core deposits when possible.

Total noninterest income of $896,000 reported for the three months ended March 31, 2012 decreased $232,000 or 20.6% as compared to the three months ended March 31, 2011. Noninterest income continues to be driven by customer service fees, which totaled $903,000 for the three months ended March 31, 2012, representing an increase of $36,000 or 4.2% over the $867,000 in customer service fees reported for the three months ended March 31, 2011.  Other changes in noninterest income between the three months ended March 31, 2012 and March 31, 2011, are largely the result of increases of $110,000 in fair value losses recorded on the Company’s junior subordinated debt, as well as a reduction of $217,000 in gains on the sale of other real estate owned between the two three-month periods.

Noninterest expense decreased approximately $569,000 or 9.4% between the three months ended March 31, 2011 and March 31, 2012. Decreases experienced during the three months ended March 31, 2012 were primarily the result of decreases in occupancy expense, professional fees, regulatory assessments, amortization of intangibles and impairment losses on OREO, offset by increases in OREO and other expenses.

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

The Company has not paid any cash dividends on its common stock since the second quarter of 2008 and does not expect to resume cash dividends on its common stock for the foreseeable future. Because the Company has elected to defer the quarterly payments of interest on its junior subordinated debentures issued in connection with the trust preferred securities as discussed above, the Company is prohibited under the subordinated debenture agreement from paying cash dividends on its common stock during the deferral period. In addition, pursuant to the Agreement entered into with the Federal Reserve Bank during March of 2010, the Company and the Bank are precluded from paying cash dividends without prior consent of the Federal Reserve Bank.  On March 27, 2012, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of April 13, 2012, an additional 135,320 shares were issued to shareholders. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the three months ended March 31, 2012. Total assets decreased approximately $27.4 million during the three months ended March 31, 2012, including a decrease of $11.0 million in loans, a decrease of $13.7 million in cash and cash equivalents, and a decrease of $933,000 in OREO. Total deposits decreased $29.0 million, including  decreases of $5.5 million in noninterest-bearing deposits and $23.5 million in time deposits during the three months ended March 31, 2012 not offset by the increases in savings and NOW and money market accounts. The decrease in time deposits during the three-month period was the result of Company’s continued efforts to reduce the level of brokered time deposits. Average loans comprised approximately 76% of overall average earning assets during the three months ended March 31, 2012, as compared to 77% of average earning assets during the nine months ended March 31, 2011.

Nonperforming assets, which are primarily related to the real estate loan and property portfolio, remained high during the three months ended March 31, 2012, but decreased $685,000 from a balance of $57.1 million at December 31, 2011 to a balance of $56.4 million at March 31, 2012. Nonaccrual loans totaling $19.5 million at March 31, 2012, increased $1.4 million from the balance of $18.1 million reported at December 31, 2011. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Valuations on these loans and the underlying collateral continued to deteriorate during much of 2009, 2010, and 2011, resulting in increased charge-offs and levels of impaired loans. Impaired loans were essentially unchanged during the three months ended March 31, 2012 with a balance of $31.8 million at March 31, 2012. Other real estate owned through foreclosure decreased $933,000 between December 31, 2011 and March 31, 2012 as a result of the sale of three properties. As a result of the related events, nonperforming assets as a percentage of total assets increased from 13.96% at December 31, 2011 to 14.18% at March 31, 2012.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for loan and lease losses and provision for credit losses for the periods shown.

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Provision for credit losses during period	$2	$13,602	$890
Allowance as % of nonperforming loans	43.17%	45.52%	38.81%

Nonperforming loans as % total loans	7.60%	7.34%	9.97%
Restructured loans as % total loans	4.46%	4.67%	6.15%

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Restructured loans were comprised of 42 loans totaling $17.8 million at March 31, 2012, compared to 41 loans totaling $19.0 million at December 31, 2011.

Provisions made to the allowance for credit losses, totaled $2,000 during the three months ended March 31, 2012 as compared to $890,000 for the three months ended March 31, 2011. Net loan and lease charge-offs during the three months ended March 31, 2012 totaled $600,000 as compared to $665,000 million for the three months ended March 31, 2011. The Company charged-off, or had partial charge-offs on, approximately 5 loans during the three months ended March 31, 2012, compared to 10 loans during the three months ended March 31, 2011, and 78 loans during year ended December 31, 2011. The annualized percentage charge-offs to average loans were 0.60% and 0.62% for the three months ended March 31, 2012 and 2011, respectively, as compared to 3.9% for the year ended December 31, 2011.

Deposits decreased by $29.0 million during the three months ended March 31, 2012, with decreases experienced in noninterest-bearing accounts and time deposits, more than offsetting the increases in savings and NOW and money market accounts during the first three months of 2012. Decreases in time deposits experienced during the three months ended March 31, 2012 were primarily the result of decreases in brokered wholesale deposits, as the Company continues to reduce its reliance on brokered deposits and other wholesale funding sources, while maintaining sufficient liquidity.

Brokered deposits have provided the Company a relatively inexpensive funding source over the past several years totaling $33.7 million or 6.2% of total deposits at March 31, 2012, as compared to $49.3 million or 8.6% of total deposits at December 31, 2011, and $73.5 million or 13.2% of total deposits at March 31, 2011. Brokered deposits and other wholesale funding sources were used to some degree to fund loan growth in 2007 and 2008, but the current state of the economy and the financial condition of the Company have made it increasingly important to continue to develop core deposits and reduce the Company’s dependence on brokered and other wholesale funding sources, including lines of credit with the Federal Reserve Bank and the FHLB. The Company continues its efforts to develop core deposit growth with employee training throughout the entire organization and a deposit-gathering program that incents employees to bring in new deposits from our local market area and establish more extensive relationships with our customers. As part of its liquidity position improvement plan resulting from the formal agreement with the Federal Reserve Bank issued in March 2010, the Company has reduced its reliance on brokered deposits and will continue to do so in order to achieve levels more comparable with peers, which is currently about 5% of total deposits. The Company will seek to replace maturing brokered deposits with core deposits, but may also control loan growth to help achieve that objective.

While the Company had a higher percentage of brokered deposits than peers at March 31, 2012, efforts to restructure the balance sheet through reducing the level of total assets, and specifically real estate loans, are proving successful. Total wholesale borrowings and brokered deposits decreased $7.2 million during the first three months of 2012, from a balance of $40.9 million at December 31, 2011, to a balance of $33.7 million at March 31, 2012.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have remained low during the first three months of 2012. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.76% at March 31, 2012 as compared to 1.89% at December 31, 2011. Pursuant to fair value accounting guidance, the Company has recorded $477,000 in pretax fair value losses on its junior subordinated debt during the quarter ended March 31, 2012, bringing the total cumulative gain recorded on the debt to $6.6 million at March 31, 2012.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties, as well as Campbell, in Santa Clara County. The San Joaquin Valley and other California markets continue to exhibit weak demand for construction lending and commercial lending from small and medium size businesses, as commercial and residential real estate markets remain depressed, compared with prior years.

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

 Results of Operations

For the quarter ended March 31, 2012, the Company reported net income of $1.1 million or $0.08 per share ($0.08 diluted) as compared to net income of $356,000 or $0.03 per share ($0.03 diluted) for the quarter ended March 31, 2011. The increase in earnings between the two periods is the result of an increase in net interest income combined with a decrease in noninterest expense.

The Company’s return on average assets was .68% for the three months ended March 31, 2012 as compared to 0.22% for the three months ended March 31, 2011. The Bank’s return on average equity was 8.21% for the quarter ended March 31, 2012 as compared to 2.06% for the quarter ended March 31, 2011.

Net Interest Income

Net interest income before provision for credit losses totaled $6.1 million for the three months ended March 31, 2012, representing a decrease of $146,000, or 2.3% when compared to the $6.2 million reported for the same three months of the previous year.

The Company’s year-to-date net interest margin, as shown in Table 1, increased to 4.62% at March 31, 2012 from 4.42% at March 31, 2011, an increase of 20 basis points (100 basis points = 1%) between the two periods. While average market rates of interest have remained level between the three-month periods ended March 31, 2012 and 2011 (the Prime rate averaged 3.25% during both periods), the continued decrease in the Company’s interest expenses positively impacted the net margin between the two three-month periods.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended March 31, 2012 and 2011

		2012			2011
(dollars in thousands)	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans and leases (1)	$400,252	$6,041	6.05%	$437,220	$6,420	5.96%
Investment Securities – taxable	37,722	520	5.53%	51,352	597	4.71%
Interest-bearing deposits in other banks	2,503	10	1.60%	3,000	10	1.35%
Interest-bearing deposits in FRB	87,732	51	0.23%	79,398	51	0.26%
Federal funds sold and reverse repos	0	0	0.00%	0	0	0.00%
Total interest-earning assets	528,209	$6,622	5.03%	570,970	$7,078	5.03%
Allowance for credit losses	(13,613)			(16,627)
Noninterest-earning assets:
Cash and due from banks	23,203			17,015
Premises and equipment, net	12,800			12,886
Accrued interest receivable	1,641			1,894
Other real estate owned	26,694			36,077
Other assets	38,582			44,204
Total average assets	$617,516			$666,419
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$48,691	$21	0.17%	$50,813	$24	0.19%
Money market accounts	119,150	188	0.63%	125,639	300	0.97%
Savings accounts	40,258	30	0.30%	38,106	35	0.37%
Time deposits	123,126	239	0.78%	183,679	409	0.90%
Other borrowings	0	1	0.00%	27,333	25	0.37%
Junior subordinated debentures	8,404	64	3.05%	10,271	60	2.37%
Total interest-bearing liabilities	339,629	$543	0.64%	435,841	$853	0.79%
Noninterest-bearing liabilities:
Noninterest-bearing checking	220,103			155,168
Accrued interest payable	135			227
Other liabilities	6,156			4,882
Total Liabilities	566,023			596,118

Total shareholders' equity	51,493			70,301
Total average liabilities and shareholders' equity	$617,516			$666,419
Interest income as a percentage of average earning assets			5.03%			5.03%
Interest expense as a percentage of average earning assets			0.41%			0.61%
Net interest margin			4.62%			4.42%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $159,000 and $149,000 for the three months ended March 31, 2012 and 2011, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the three months ended
	March 31, 2012 compared to March 31, 2011
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$(379)	$175	(554)
Investment securities available for sale	(77)	99	(176)
Interest-bearing deposits in other banks	0	2	(2)
Interest-bearing deposits in FRB	0	(5)	5
Federal funds sold	0	0	0
Total interest income	(456)	271	(727)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(115)	(100)	(15)
Savings accounts	(5)	(7)	2
Time deposits	(170)	(48)	(122)
Other borrowings	(25)	0	(25)
Subordinated debentures	4	16	(12)
Total interest expense	(311)	(139)	(172)
Increase (decrease) in net interest income	$(767)	$132	(899)

For the three months ended March 31, 2012, total interest income decreased approximately $456,000, or 6.4% as compared to the three-month period ended March 31, 2011. Earning asset volumes decreased in all earning-asset categories except interest bearing deposits with the FRB between the three month periods, with the largest decrease experienced in loans, which on average decreased $37.0 million between the two three-month periods. Although rates on total interest-earning assets remained flat between March 31, 2011 and March 31, 2012, average rates on loans increased 9 basis points and the average rate on investment securities increased 82 basis points between the two three-month periods.  These increases were off-set by a decrease of 3 basis points on interest-bearing deposits at the Federal Reserve Bank  between the same periods.

For the three months ended March 31, 2012 interest expense decreased $310,000 or 36.3% as compared to the three months ended March 31, 2011 as result of decreases of $96.2 million in average interest-bearing liabilities, combined with declines in the rates incurred on interest-bearing liabilities between the two quarterly periods. Between the two three month periods ended March 31, 2011 and March 31, 2012, the average cost of funds declined 15 basis points from 0.79% during the three months ended March 31, 2011 to 0.64% for the three months ended March 31, 2012.

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the three months ended March 31, 2012, the provision to the allowance for credit losses amounted to $2,000 as compared to $890,000 for the three months ended March 31, 2011. The amount provided to the allowance for credit losses during the first three months of 2012 brought the allowance to 3.28% of net outstanding loan balances at March 31, 2012, as compared to 3.34% of net outstanding loan balances at December 31, 2011, and 3.87% at March 31, 2011.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011:

(In thousands)	2012	2011	Amount of Change	Percent Change
Customer service fees	$903	$867	$36	4.15%
Increase in cash surrender value of BOLI	137	141	(4)	-2.84%
Gain on sale of OREO	63	280	(217)	-77.5%
Gain on fair value of financial liabilities	(477)	(367)	(110)	-29.97%
Other	270	207	63	30.43%
Total noninterest income	$896	$1,128	$(232)	(20.57)%

Noninterest income for the three months ended March 31, 2012 decreased $232,000 or 20.6% when compared to the same three month period of 2011. Customer service fees, the primary component of noninterest income, increased $36,000 or 4.2% between the two three-month periods presented. The decrease in noninterest income between the two three-month periods is primarily the result of increases in fair value loss adjustments on the Company’s junior subordinated debt, which included a fair value loss of $477,000 for the three months ended March 31, 2012, compared to a fair value loss of $367,000 for the three months ended March 31, 2011, as well as the decrease in gain on the sale of OREO, which included a gain of $63,000  for the three months ended March 31, 2012 compared to a gain of $280,000 for the three months ended March 31, 2011.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011:

Table 4. Changes in Noninterest Expense

(In thousands)	2012	2011	Amount of Change	Percent Change
Salaries and employee benefits	$2,423	$2,321	$102	4.39%
Occupancy expense	764	893	(129)	-14.45%
Data processing	18	24	(6)	-25.00%
Professional fees	245	439	(194)	-44.19%
FDIC/DFI insurance assessments	367	513	(146)	-28.46%
Director fees	67	58	9	15.52%
Amortization of intangibles	91	162	(71)	-43.83%
Correspondent bank service charges	79	76	3	3.95%
Impairment loss on core deposit intangible	0	36	(36)	-100.00%
Impairment loss on goodwill	0	0	0	0%
Impairment loss on investment securities	22	0	22	100.00%
Impairment loss on OREO	0	684	(684)	-100.00%
Loss on California tax credit partnership	103	106	(3)	-2.83%
OREO expense	684	232	452	194.83%
Other	625	513	112	21.64%
Total expense	$5,488	$6,057	$(569)	-9.41%

Noninterest expense decreased between the quarters ended March 31, 2011 and March 31, 2012 by $569,000 largely as the result of a decrease of $684,000 in impairment losses on OREO and decreases of $194,000 and $146,000 in professional fees and regulatory assessments, respectively, which more than offset increases in  OREO expense of $452,000 and increases in other noninterest expense categories between the two quarterly periods. The variances in OREO related expenses are a result of the Company’s continuous efforts to reduce the level of OREO assets.

Income Taxes

The Company’s income tax expense is impacted to some degree by permanent taxable differences between income reported for book purposes and income reported for tax purposes, as well as certain tax credits which are not reflected in the Company’s pretax income or loss shown in the statements of operations and comprehensive income. As pretax income or loss amounts become smaller, the impact of these differences become more significant and are reflected as variances in the Company’s effective tax rate for the periods presented. In general, permanent differences and tax credits affecting tax expense have a positive impact and tend to reduce the effective tax rates shown in the Company’s statements of operations and comprehensive income.

The Company reviews its current tax positions at least quarterly based upon accounting standards related to uncertainty in income taxes which includes the criteria required for the income tax benefit, all or in part, to be recognized in a taxable entity’s financial statements. Under the income tax guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

During the second quarter of 2006, as a result of examination of the tax years 2001 and 2002, the FTB issued the Company a letter of proposed adjustments to, and assessments for, certain tax benefits taken by the Bank’s subsidiary REIT during 2002. Since 2007, the Company had asserted its administrative protest and appeal rights regarding the REIT issue and accrued its potential liability.  During 2011, the Company, under the provisions of Franchise Tax Board Voluntary Compliance Initiative Program (VCI 2), settled its case for a total liability of $1.7 million.

The Company has reviewed all of its tax positions as of March 31, 2012, and has determined that there are no material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets decreased $27.4 million, or 4.2% to a balance of $623.9 million at March 31, 2012, from the balance of $651.3 million at December 31, 2011, and decreased $46.2 million, or 6.9%, from the balance of $670.1 million at March 31, 2011. Total deposits of $545.4 million at March 31, 2012 decreased $29.0 million, or 5.0% from the balance reported at December 31, 2011, and decreased $10.2 million, or 1.8%, from the balance of $555.7 million reported at March 31, 2011. Cash and cash equivalents decreased $13.7 million, or 11.0%, between December 31, 2011 and March 31, 2012; loans decreased $11.0 million, or 2.7% to a balance of $397.8 million; and investment securities decreased by $1.1 million, or 2.9% during the same three-month period in 2012.

Earning assets averaged approximately $528.2 million during the three months ended March 31, 2012, as compared to $571.0 million for the same three-month period of 2011. Average interest-bearing liabilities decreased to $339.6 million for the three months ended March 31, 2012, from $435.8 million reported for the comparative three-month period of 2011.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $397.8 million at March 31, 2012, a decrease of $11.0 million, or 2.7%, when compared to the balance of $408.7 million at December 31, 2011, and a decrease of $35.1 million, or 8.10%, when compared to the balance of $432.8 million reported at March 31, 2011. Loans on average decreased $37.0 million, or 8.5%, between the three-month periods ended March 31, 2011 and March 31, 2012, with loans averaging $400.2 million for the three months ended March 31, 2012, as compared to $437.2 million for the same three-month period of 2011.

During the first three months of 2012, decreases of $17.1 million and $4.4 million were experienced in commercial and industrial loans and agricultural loans, respectively. Real estate mortgage loans increased $10.0 million or 6.9% during the first three months of 2012. There was also a small decrease in lease financing and small increases in real estate construction and installment loans.
.
The following table sets forth the amounts of loans outstanding by category at March 31, 2012 and December 31, 2011, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	March 31, 2012		December 31, 2011
	Dollar	% of	Dollar	% of	Net	%
(In thousands)	Amount	Loans	Amount	Loans	Change	Change
Commercial and industrial	$149,372	37.6%	$166,426	40.7%	$(17,054)	-10.25%
Real estate – mortgage	154,746	38.9%	144,747	35.4%	9,999	691%
RE construction & development	50,593	12.7%	50,400	12.3%	193	.38%
Agricultural	31,434	7.9%	35,811	8.8%	(4,377)	-12.22%
Installment/other	11,569	2.9%	11,282	2.8%	287	2.54%
Lease financing	38	0.0%	49	0.0%	(11)	-22.45%
Total Gross Loans	$397,752	100.0%	$408,715	100.0%	$(10,963)	-2.68%

The overall average yield on the loan portfolio was 6.05% for the three months ended March 31, 2012, as compared to 5.96% for the three months ended March 31, 2011. At March 31, 2012, 49.1% of the Company's loan portfolio consisted of floating rate instruments, as compared to 49.9% of the portfolio at December 31, 2011, with the majority of those tied to the prime rate. Approximately 49% or $96.2 million of the floating rate loans have rate floors at March 31, 2012 making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. Approximately $74.2 million of the $96.2 million in loans with floors have floor spreads of 100 basis points or more, meaning that interest rates would need to increase more than 1% (or 100 basis points) before the rates on those loans would increase and effectively become floating rate loans again. The portfolio of floating rate loans with floors has a relatively short duration with $32.6 million maturing or repricing in more than one year, and only $55.0 million maturing or repricing in more than two years.

Deposits

Total deposits were $545.4 million at March 31, 2012, representing an decrease of $29.0 million, from the balance of $574.4 million reported at December 31, 2011, and a decrease of $10.2 million, or 1.8% from the balance of $555.7 reported at March 31, 2011.

The following table sets forth the amounts of deposits outstanding by category at March 31, 2012 and December 31, 2011, and the net change between the two periods presented.

Table 6. Deposits

	March 31,	December 31,	Net	Percentage
(In thousands)	2012	2011	Change	Change
Noninterest bearing deposits	$219,358	$224,907	$(5,549)	-2.47%
Interest bearing deposits:
NOW and money market accounts	166,219	165,937	282	.17%
Savings accounts	40,107	40,099	8	.02%
Time deposits:
Under $100,000	60,133	53,271	6,862	12.88%
$100,000 and over	59,612	90,213	(30,601)	-33.92%
Total interest bearing deposits	326,071	349,520	(23,449)	-6.71%
Total deposits	$545,429	$574,427	$(28,998)	-5.05%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest-bearing deposits decreased $23.4 million, or 6.71%, between December 31, 2011 and March 31, 2012, and noninterest-bearing deposits decreased $5.5 million, or 2.47% between the same two periods presented. Included in the decrease of $23.4 million in interest bearing deposits during the three months ended March 31, 2012, is approximately $15.5 million in brokered CD’s (Time Deposits of $100,000 and over) which matured and were not renewed.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 79.5% and 71.5% of the total deposit portfolio at March 31, 2012 and December 31, 2011, respectively. Brokered deposits totaled $33.7 million at March 31, 2012, as compared to $40.9 million at December 31, 2011, and $73.5 million at March 31, 2011.

As a result of the March 2010 agreement with the Federal Reserve Bank, the Company will continue to reduce its reliance on brokered and other wholesale funding sources. The Company has a written plan, approved by the Federal Reserve Bank, to improve its liquidity position which includes a timetable to reduce the Bank’s reliance on brokered deposits and other wholesale funding, and specific liquidity targets and parameters to meet contractual obligations and unanticipated demands. Under the plan, the Company has systematically begun to reduce the level of brokered deposits to peer levels, or approximately 5% of total deposits, over a remaining period of approximately 12 months. This will be achieved by letting some or all of the maturing brokered deposits run-off as needed to achieve planned reductions in brokered deposits at the end of each quarter over the estimated reduction period.

During the three months ended March 31, 2012, decreases were experienced in time deposits, as brokered time deposits were allowed to runoff as part of the Company’s plan to reduce brokered deposits and other wholesale funding. While total time deposits decreased by $23.7 million, or 16.5%, during the three months ended March 31, 2012, brokered deposits, a component of total time deposits, decreased $15.5 million, or 31.5%, during the three-month period.  Pricing of brokered time deposits and other wholesale deposits have remained low over the past two years and have provided a viable alternate to borrowings from the Federal Reserve or the FHLB. The Company believes this rate structure will eventually turn, and wholesale funding sources, both deposits and borrowings, will again become more expensive relative to other core deposits in the marketplace. Although the Company will continue to use pricing strategies to control the overall level of time deposits and other borrowings as part of its balance sheet and liquidity planning process, the March 2010 agreement with the Federal Reserve Bank requires reductions in brokered deposits, which places increased emphasis on core deposits as part of the Company’s long-term relationship banking strategy.  As a result, core deposits, including NOW and money market accounts, savings accounts, and noninterest-bearing checking accounts, continue to provide the Company’s primary funding source.

On a year-to-date average, the Company experienced a decrease of only $2.0 million, or less than 1.00%, in total deposits between the three-month periods ended March 31, 2011 and March 31, 2012. Between these two periods, average interest-bearing deposits decreased $67.0 million or, 16.83%, while total noninterest-bearing deposits increased $64.9 million, or 41.85%, on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized lines of credit totaling $238.7 million, including FHLB lines of credit totaling $14.2 million at March 31, 2012. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At March 31, 2012 and March 31, 2011, the Company had no outstanding borrowings. The Company had collateralized and uncollateralized lines of credit aggregating $250.1 million, as well as FHLB lines of credit totaling $17.6 million at December 31, 2011.

Asset Quality and Allowance for Credit Losses

Lending money is the Company's principal business activity, and ensuring appropriate evaluation, diversification, and control of credit risks is a primary management responsibility. Losses are implicit in lending activities and the amount of such losses will vary, depending on the risk characteristics of the loan portfolio as affected by local economic conditions and the financial experience of borrowers.

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

The allowance for credit losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in existing loans and commitments to extend credit. The adequacy of the allowance for credit losses is based upon management's continuing assessment of various factors affecting the collectibility of loans and commitments to extend credit; including current economic conditions, past credit experience, collateral, and concentrations of credit. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The conclusion that a loan may become uncollectible, either in part or in whole is judgmental and subject to economic, environmental, and other conditions which cannot be predicted with certainty. When determining the adequacy of the allowance for credit losses, the Company follows, in accordance with GAAP, the guidelines set forth in the Revised Interagency Policy Statement on the Allowance for Loan and Lease Losses (“Statement”) issued by banking regulators in December 2006. The Statement is a revision of the previous guidance released in July 2001, and outlines characteristics that should be used in segmentation of the loan portfolio for purposes of the analysis including risk classification, past due status, type of loan, industry or collateral. It also outlines factors to consider when adjusting the loss factors for various segments of the loan portfolio, and updates previous guidance that describes the responsibilities of the board of directors, management, and bank examiners regarding the allowance for credit losses. Securities and Exchange Commission Staff Accounting Bulletin No. 102 was released during July 2001, and represents the SEC staff’s view relating to methodologies and supporting documentation for the Allowance for Loan and Lease Losses that should be observed by all public companies in complying with the federal securities laws and the Commission’s interpretations.  It is also generally consistent with the guidance published by the banking regulators.

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

The Company’s methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include:

-	the formula allowance
-	specific allowances for problem graded loans identified as impaired
-	and the unallocated allowance

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors, including economic factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss”. Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At March 31, 2012 “classified” loans totaled $43.9 million or 11.0% of gross loans as compared to $44.0 million or 10.7 % of gross loans at December 31, 2011.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at March 31, 2012 and December 31, 2011, as well as classified loans at those period-ends.

	March 31,	December 31,
(in 000's)	2012	2011
Specific allowance – impaired loans	$1,856	$1,254
Formula allowance – classified loans not impaired	4,058	4,049
Formula allowance – special mention loans	447	450
Total allowance for special mention and classified loans	6,361	5,753

Formula allowance for pass loans	6,058	7,654
Unallocated allowance	631	241
Total allowance for loan losses	$13,050	$13,648

Impaired loans	31,790	$31,882
Classified loans not considered impaired	12,139	12,120
Total classified loans	$43,929	$44,002
Special mention loans	$11,926	$11,603

Impaired loans decreased just $46,000 between December 31, 2011 and March 31, 2012. The specific allowance related to those impaired loans increased $602,000 between December 31, 2011 and March 31, 2012. The formula allowance related to loans that are not impaired (including special mention and substandard) decreased by only $6,000 between December 31, 2011 and March 31, 2012. The level of “pass” loans declined approximately $10.1 million between December 31, 2011 and March 31, 2012, while the related formula allowance decreased $1.6 million during the period as the result of increases in the loan loss factors assigned to "pass" loans as determined under migration analysis as well as increases in qualitative factors assigned to the formula allowance.

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. There were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses during the three months ended March 31, 2012.

Management and the Company’s lending officers evaluate the loss exposure of classified and impaired loans on a weekly/monthly basis and through discussions and officer meetings as conditions change. The Company’s Loan Committee meets weekly and serves as a forum to discuss specific problem assets that pose significant concerns to the Company, and to keep the Board of Directors informed through committee minutes. All special mention and classified loans are reported quarterly on Problem Asset Reports and Impaired Loan Reports and are reviewed by senior management. The migration analysis and the impaired loan analysis are performed on a quarterly basis and adjustments are made to the allowance as deemed necessary. The Board of Directors is kept abreast of any changes or trends in problem assets on a monthly basis or more often if required. In addition, pursuant to the regulatory agreement, quarterly updates are provided to the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions with regard to problem assets levels and trends, liquidity, and capital trends, among other things. (See regulatory section for more details.)

The specific allowance for impaired loans is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The amount of impaired loans is not directly comparable to the amount of nonperforming loans disclosed later in this section. The primary differences between impaired loans and nonperforming loans are: i) all loan categories are considered in determining nonperforming loans while impaired loan recognition is limited to commercial and industrial loans, commercial and residential real estate loans, construction loans, and agricultural loans, and ii) impaired loan recognition considers not only loans 90 days or more past due, restructured loans and nonaccrual loans but may also include problem loans other than delinquent loans.

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans include nonaccrual loans, troubled debt restructures, and performing loans in which full payment of principal or interest is not expected. Management bases the measurement of these impaired loans either on the fair value of the loan's collateral or the expected cash flows on the loans discounted at the loan's stated interest rates. Cash receipts on impaired loans not performing to contractual terms and that are on nonaccrual status are used to reduce principal balances. Impairment losses are included in the allowance for credit losses through a charge to the provision, if applicable.

At March 31, 2012 and December 31, 2011, the Company's recorded investment in impaired loans totaled $31.8 million and $31.9 million, respectively. Included in total impaired loans at March 31, 2012, are $13.6 million of impaired loans for which the related specific allowance is $1.9 million, as well as $18.2 million of impaired loans that as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2011 included $13.8 million of impaired loans for which the related specific allowance is $1.3 million and $18.1 million of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $31.8 million during the first three months of 2012. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At March 31, 2012, included in impaired loans, are troubled debt restructures totaling $17.8 million. Of the $17.8 million in troubled debt restructures at March 31, 2012, $7.0 million are on nonaccrual status. Troubled debt restructures on accrual status totaling $10.7 million are current with regards to payments, and are performing according to the modified contractual terms.

The largest categories of impaired loans at December 31, 2011 and March 31, 2012 are real estate mortgage and real estate construction loans, with each comprising approximately 36% and 37% of total impaired loans at March 31, 2012 and December 31, 2011, respectively. Additionally, commercial and industrial loans represent approximately 21% of total impaired loan balances at both period ends. Of the $6.8 million in commercial and industrial impaired loans reported at March 31, 2012, approximately $4.1 million or 12.9% are secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at March 31, 2012, approximately $27.0 million or 84.9% are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at March 31, 2012 and December 31, 2011.

	Balance	Reserve	Balance	Reserve
(in 000’s)	3/31/2012	3/31/2012	12/31/2011	12/31/2011
Commercial and industrial	$6,757	$109	$6,639	$112
Real estate – mortgage	11,356	726	11,871	690
RE construction & development	11,519	15	11,432	71
Agricultural	1,999	1,006	1,853	381
Installment/other	206	0	87	0
Lease financing	0	0	0	0
Total Impaired Loans	$31,837	$1,856	$31,882	$1,254

Included in impaired loans are loans modified in troubled debt restructurings (“TDR’s”), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDR’s including rate reductions, payment extensions, and forbearance. At March 31, 2012, approximately $5.0 million of the total $17.8 million in TDR’s was for real estate construction and development, and another $6.4 million in commercial real estate loans related to those developers at March 31, 2012.

At March 31, 2012 and December 31, 2011, the Company had approximately $3.8 million and $3.5 million, respectively, in restructured residential mortgage loans as the result of borrowers that were unable to get take-out financing at the end of their construction loan with the Company. In part to aid the borrowers retain their newly completed  homes under California Senate Bill SB1137, the Company termed these loans at market rates of interest with loans fully amortizing over 30 years with a three-to-five year repayment term. The percentage breakout of TDR’s at March 31, 2012 is similar to the percentage breakout of the TDR’s reported at December 31, 2011. The majority of these credits are related to real estate construction projects that have slowed significantly or stalled, and the Company has sought to restructure the credits to allow the construction industry time to recover, and the developers time to finish projects at a slower pace which reflects current market conditions in the San Joaquin Valley. Concessions granted in these circumstances include lengthened maturity terms, lower lot release prices, or rate reductions that will enable the borrower to finish the construction projects and repay their loans to the Company. The downturn in the real estate construction market has been protracted, and although the Company has had some success in its restructuring efforts, it is difficult to conclude that we will be entirely successful in our efforts. Areas such as Bakersfield California have been slower to recover than others in out market area. If conditions deteriorate beyond current expectations, the Company may be required to make additional concessions in the future including lower lot release prices to allow borrowers to complete and sell construction units at lower prices currently reflected in the real estate market.

The following table summarizes TDR’s by type, classified separately as nonaccrual or accrual, which are included in impaired loans at March 31, 2012 and December 31, 2011.

	Total TDR's	Nonaccrual TDR's	Accruing TDR's
(in thousands)	March 31, 2012	March 31, 2012	March 31, 2012
Commercial and industrial	$2,469	$1,069	$1,400
Real estate - mortgage:
Commercial real estate	6,413	2,466	3,947
Residential mortgages	3,788	0	3,788
Home equity loans	36	14	22
Total real estate mortgage	10,237	2,480	7,757
RE construction & development	4,964	3,488	1,476
Agricultural	58	0	58
Installment/other	32	0	32
Lease financing	0	0	0
Total Troubled Debt Restructurings	$17,760	$7,037	$10,723

	Total TDR's	Nonaccrual TDR's	Accruing TDR's
(in thousands)	December 31, 2011	December 31, 2011	December 31, 2011
Commercial and industrial	$2,619	$1,084	$1,535
Real estate - mortgage:
Commercial real estate	6,850	2,506	4,344
Residential mortgages	3,477	0	3,477
Home equity loans	36	15	21
Total real estate mortgage	10,363	2,521	7,842
RE construction & development	6,034	3,620	2,415
Agricultural	0	0	0
Installment/other	34	0	34
Lease financing	0	0	0
Total Troubled Debt Restructurings	$19,050	$7,225	$11,826

Of the $17.8 million in total TDR’s at March 31, 2012, $7.0 million were on nonaccrual status at period-end. Of the $19.1 million in total TDR’s at December 31, 2011, $7.2 million were on nonaccrual status at period-end. As of March 31, 2012, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

For a restructured loan to return to accrual status there needs to be at least 6 months successful payment history. In addition, the Company’s Credit Administration performs a financial analysis of the credit to determine whether the borrower has the ability to continue to perform successfully over the remaining life of the loan. This includes, but is not limited to, a review of financial statements and cash flow analysis of the borrower. Only after determining that the borrower has the ability to perform under the terms of the loans will the restructured credit be considered for accrual status.

The following table summarizes special mention loans by type at March 31, 2012 and December 31, 2011.

(in thousands)	March 31, 2012	Dec 31, 2011
Commercial and industrial	$10,581	$10,431
Real estate - mortgage:
Commercial real estate	925	749
Residential mortgages	0	0
Home equity loans	0	0
Total real estate mortgage	0	749
RE construction & development	0	0
Agricultural	0	0
Installment/other	420	423
Lease financing	0	0
Total Special Mention Loans	$11,926	$11,603

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company experiences competition from major banks, local independents and non-bank institutions that creates pressure on loan pricing. The economy may remain weak for sometime. As a result , the Company places emphasis on reducing both the level of nonperforming assets and the level of losses taken, if any, on the disposition of these assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to diminish the impact on real estate markets. As part of this strategy, the Company has increased its level of troubled debt restructurings, when it makes economic sense. Both business and consumer spending have slowed during the past several quarters, and current GDP projections for the next year are soft. It is difficult to determine the degree the Federal Reserve will adjust short-term interest rates in its efforts to influence the economy, or the magnitude government economic support programs will address. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. Local markets, as well as the state and the nation, have experienced adverse economic trends during the past several years, including significant deterioration of residential real estate markets. Although the local area residential housing markets were hit hard, they continue to perform better than other parts of the state, which should bode well for sustained, but slower growth in the Company’s market areas of Fresno and Madera, Kern, and Santa Clara Counties. Local unemployment rates in the San Joaquin Valley remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates have improved recently on a national level It is difficult to predict the impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state. Management recognizes increased risk of loss due to the Company's exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the three-month periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity

	March 31,	March 31,
(In thousands)	2012	2011
Total loans outstanding at end of period before deducting allowances for credit losses	$397,752	$432,264
Average net loans outstanding during period	400,252	437,220

Balance of allowance at beginning of period	13,648	16,520
Loans charged off:
Real estate	(33)	(29)
Commercial and industrial	(617)	(590)
Lease financing		(78)
Installment and other	(2)	(2)
Total loans charged off	(652)	(699)
Recoveries of loans previously charged off:
Real estate	1	0
Commercial and industrial	38	32
Lease financing		0
Installment and other	13	2
Total loan recoveries	52	34
Net loans charged off	(600)	(665)

Provision charged to operating expense	2	890
Balance of allowance for credit losses at end of period	$13,050	$16,745

Net loan charge-offs to total average loans (annualized)	.60%	0.61%
Net loan charge-offs to loans at end of period (annualized)	.60%	0.62%
Allowance for credit losses to total loans at end of period	3.28%	3.87%
Net loan charge-offs to allowance for credit losses (annualized)	18.39%	15.88%
Net loan charge-offs to provision for credit losses (annualized)	300.00%	74.72%

Net loan charge-offs decreased slightly during the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. Loan charge-offs of $652,000 experienced during the three months ended March 31, 2012 included full or partial charge-offs of $541,000 million in impaired loans.

At March 31, 2012 and March 31,2011, $204,000 and $176,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, reported separately in other liabilities. Management believes that the 3.28% credit loss allowance at March 31, 2012 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in losses to the loan portfolio.

It is the Company's policy to discontinue the accrual of interest income on loans when reasonable doubt exists with respect to the timely collectibility of interest or principal due or the ability of the borrower to otherwise comply with the terms of the loan agreement. Such loans are placed on nonaccrual status whenever the payment of principal or interest is 90 days past due or earlier when the conditions warrant, and interest collected is thereafter credited to principal. Management may grant exceptions to this policy if the loans are well secured and in the process of collection.

Table 8. Nonperforming Assets

	March 31,	December 31,
(In thousands)	2012	2011
Nonaccrual Loans	$19,508	$18,098
Restructured Loans (1)	10,723	11,885
Total nonperforming loans	30,231	29,983
Other real estate owned	26,158	27,091
Total nonperforming assets	$56,389	$57,015
Loans past due 90 days or more, still accruing	$1,372	$74
Nonperforming loans to total gross loans	7.60%	7.34%
Nonperforming assets to total assets	14.18%	13.96%
Allowance for loan losses to nonperforming loans	43.17%	45.52%

(1) Included in nonaccrual loans at March 31, 2012 and December 31, 2011 are restructured loans totaling $7.0 million and $7.2 million, respectively.

Non-performing assets decreased $685,000 between December 31, 2011 and March 31, 2012. Nonaccrual loans increased $1.4 million between December 31, 2011 and March 31, 2012, with construction loans comprising approximately 51% of total nonaccrual loans at March 31, 2012. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans decreased from 45.52% at December 31, 2011 to 43.17% at March 31, 2012.

	Balance	Balance	Change from
Nonaccrual Loans (in 000's):	March 31, 2012	December 31, 2011	December 31, 2011
Commercial and industrial	$5,374	$5,080	$294
Real estate - mortgage	3,907	3,989	(82)
RE construction & development	10,040	9,014	1,027
Agricultural	0	0	0
Installment/other	187	15	171
Lease financing	0	0	0
Total Nonaccrual Loans	$19,508	$18,098	$1,410

Loans past due more than 30 days receive increased management attention and are monitored for increased risk. The Company continues to move past due loans to nonaccrual status in an ongoing effort to recognize and address loan problems as early and most effectively as possible. As impaired loans, nonaccrual and restructured loans are reviewed for specific reserve allocations and the allowance for credit losses is adjusted accordingly.

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at March 31, 2012 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  Borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 49.1% of the Company’s loan portfolio at March 31, 2012. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At March 31, 2012, the Bank had 63.7% of total assets in the loan portfolio and a loan to deposit ratio of 72.9%, as compared to 62.8% of total assets in the loan portfolio and a loan to deposit ratio of 71.2% at December 31, 2011. Liquid assets at March 31, 2012 include cash and cash equivalents totaling $110.5 million as compared to $124.1 million at December 31, 2011. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $238.7 million at March 31, 2012.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion.) The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Since the quarter ended September 30, 2009, the Bank has been precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at September 30, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. The Company has not determined how long it will defer interest payments, but under the terms of the debenture, interest payments may be deferred up to five years (20 quarters). During such deferral periods, the Company is prohibited from paying dividends on its common stock (subject to certain exceptions) and will continue to accrue interest payable on the junior subordinated debt.  During the three months ended March 31, 2012, the Bank paid did not pay any cash dividends to the parent company.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2010	$98,430
March 31, 2011	$103,216
December 31, 2011	$124,184
March 31, 2012	$110,483

Cash and cash equivalents decreased $13.7 million during the three months ended March 31, 2012, as compared to an increase of $4.8 million during the three months ended March 31, 2011.

The Company has maintained positive cash flows from operations, which amounted to $2.2 million, and $2.5 million for the three months ended March 31, 2012, and March 31, 2011, respectively. The Company experienced net cash inflows from investing activities totaling $13.0 million during the three months ended March 31, 2012, as decreases in loans, settlement of OREO properties, and paydowns and maturities of investment securities outweighed new investment in securities and capital expenditures. For these reasons, the Company experienced net cash inflows from investing activities totaling $11.1 million during the three months ended March 31, 2011.

The Company experienced net cash outflows from financing activities totaling $28.9 million as the result of decreases in both brokered time deposits and demand deposits and savings accounts. During the three months ended March 31, 2012, the Company experienced net cash outflows of $8.8 million from financing activities as decreases in brokered deposits and FHLB borrowings exceeded increases in demand deposits and savings accounts.

The Company has the ability to increase or decrease loan growth, increase or decrease deposits and borrowings, or a combination of both to manage balance sheet liquidity.

Regulatory Matters

Regulatory Agreement with the Federal Reserve Bank of San Francisco

Effective March 23, 2010, United Security Bancshares (the "Company") and its wholly owned subsidiary, United Security Bank (the "Bank"), entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco. Under the terms of the Agreement, the Company and the Bank agreed, to strengthen board oversight of management and the Bank's operations; submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on the past due loans, classified loans, and other real estate owned; maintain a sound process for determining, documenting, and recording an adequate allowance for loan and lease losses; improve the management of the Bank's liquidity position and funds management policies; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock, declare or pay any cash dividends, or pay interest on the Company's junior subordinated debt or trust preferred securities, without prior written approval from the Federal Reserve Bank. The Company generates no revenue of its own and as such, relies on dividends from the Bank to pay its operating expenses and interest payments on the Company’s junior subordinated debt. The inability of the Bank to pay cash dividends to the Company may hinder the Company’s ability to meet its ongoing operating obligations.

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

•
Not incur debt or redeem stock, without the prior written approval of the Federal Reserve Bank The Company agrees not to incur, increase, or guarantee any debt or purchase or redeem any shares of its stock;

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

Since the effective date of the Agreement, the Bank submitted quarterly progress reports to the Federal Reserve. As of the April 26, 2012 progress report submitted for the first quarter of 2012, the Company and the Bank believe they are in compliance with the Agreement, including deadlines and remediation of violations of laws and regulations regarding stale loan appraisals. During the fourth quarter of 2010, the Company identified a material weakness related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as to the valuation of OREO properties (for further discussion see Item 9 “Controls and Procedures” in the Company’s 10-K for December 31, 2011.)

Regulatory Order from the California Department of Financial Institutions

During May of 2010, the California Department of Financial Institutions issued a written order (the “Order”) pursuant to section 1913 of the California Financial Code to the Bank as a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions in June 2009. The Order issued by the California Department of Financial Institutions is similar to the agreement with the Federal Reserve Bank of San Francisco, except for certain additional requirements.  The additional requirements in the Order for the Bank are as follows:

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

The Bank is currently in full compliance with the requirements of the Order including its deadlines. During the fourth quarter of 2010, the Company identified a material weakness related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as to the valuation of OREO properties (for further discussion see Item 9 “Controls and Procedures” in the Company’s 10-K for December 31, 2011.)

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

Pursuant to the March 2010 Agreement with the Federal Reserve Bank, the Company and the Bank are required to maintain sufficient capital to support current and future capital needs, including compliance with Capital Adequacy Guidelines taking into account the volume of classified assets, concentrations of credit, the level of the allowance for loan losses, current and projected growth, and projected retained earnings.  Pursuant to the Order issued by the California Department of Financial Institutions in May 2010, the Bank is required to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.5%. For purposes of the Order, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 11.20% at March 31, 2012.

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

The following table sets forth the Company’s and the Bank's actual capital positions at March 31, 2012, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank		To Be Well Capitalized under Prompt Corrective
	Actual	Actual	Minimum	Action
	Capital Ratios	Capital Ratios	Capital Ratios	Provisions
Total risk-based capital ratio	12.82%	13.11%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	11.55%	11.84%	5.00%	6.00%
Leverage ratio	9.44%	9.70%	4.00%	5.00%

As is indicated by the above table, and discussion above of the required ratio of tangible shareholders’ equity to total tangible assets under the Order, the Company and the Bank exceeded all applicable regulatory capital guidelines at March 31, 2012. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an agreement with the Federal Reserve Bank that, among other things, requires prior approval before paying a cash dividend or otherwise making a distribution of stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company. In addition, effective October 2009, the Company elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its trust preferred securities. Under the subordinated debenture agreement, the Company is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred.  In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the three months ended March 31, 2012, the Company received no cash dividends from the Bank.

The Bank, as a state-chartered bank, is subject to dividend restrictions set forth in California state banking law and administered by the California Commissioner of Financial Institutions (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the Commissioner may order the state bank not to pay any dividend. The FRB may also limit dividends paid by the Bank. As noted above, the terms of the regulatory agreement with the Federal Reserve prohibit both the Company and the Bank from paying dividends without prior approval of the Federal Reserve.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At March 31, 2012 the bank was not subject to a reserve requirement.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2012, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Administrative Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Administrative/Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

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

The material weakness contributed to a material change in the provision for loan losses and the allowance for loan losses, as well as impairment losses for OREO, reflected in our earnings reported as of December 31, 2010.  Additionally, the material weakness contributed to the error and revisions to the Company’s previously issued June 30, 2011 financial statements. As of March 31, 2012, the material weakness had not been fully remediated.

During the quarter ended March 31, 2012, there were no material changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, in light of the material weaknesses aforementioned , in preparing the Company’s Consolidated Financial Statements included in this report, the Company performed a thorough review of the determination of completeness and accuracy of the allowance for credit losses, the provision for loan losses, and valuation of OREO properties to ensure that the Company’s Consolidated Financial Statements included in this report have been prepared in accordance with U.S. GAAP.

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

As part of its remediation efforts, the Company incorporated the following enhancements during the closing process for the quarter ended March 31, 2012:

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

Management anticipates that these remedial actions will strengthen the Company’s internal control over financial reporting and will, over a relatively short period of time, address the material weakness that was identified as of December 31, 2010 and was present as of June 30, 2011, September 30, 2011 and December 31, 2012.  Because some of these remedial actions will take place on a quarterly basis, their successful implementation will continue to be evaluated before management is able to conclude that the material weakness has been remediated. The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple errors or mistakes.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. Other Information

Item 1. Not applicable

Item 1A. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2012.

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

United Security Bancshares

Date: May 15, 2012	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Ken L Donahue
Ken L. Donahue
Chief Administrative Officer/Chief Financial Officer/Principle Accounting Officer