Form 10-Q
period 2012-06-30
UNITED SECURITY BANCSHARES
filed 2012-08-14
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_________TO _________.

Commission file number: 000-32987

UNITED SECURITY BANCSHARES
 (Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2012:   $32,991,096

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value
(Title of Class)

Shares outstanding as of July 31, 2012: 13,803,806

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
June 30, 2012 and December 31, 2011

	June 30,	December 31,
(in thousands except shares)	2012	2011
Assets
Cash and due from banks	$22,400	$28,052
Cash and due from FRB	76,990	96,132
Cash and cash equivalents	99,390	124,184
Interest-bearing deposits in other banks	2,103	2,187
Investment securities available for sale (at fair value)	35,553	38,458
Loans and leases	395,081	408,715
Unearned fees	(518)	(569)
Allowance for credit losses	(11,610)	(13,648)
Net loans	382,953	394,498
Accrued interest receivable	1,755	1,946
Premises and equipment – net	12,566	12,675
Other real estate owned	23,894	27,091
Intangible assets	383	553
Goodwill	4,488	4,488
Cash surrender value of life insurance	16,413	16,150
Investment in limited partnerships	3,677	4,149
Deferred income taxes - net	11,153	11,485
Other assets	11,279	13,468
Total assets	$605,607	$651,332

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$197,052	$224,907
Interest bearing	327,950	349,520
Total deposits	525,002	574,427

Accrued interest payable	95	111
Accounts payable and other liabilities	5,417	5,594
Junior subordinated debentures (at fair value)	9,276	9,027
Total liabilities	539,790	589,159

Shareholders' Equity

Common stock, no par value 20,000,000 shares authorized, 13,803,806 and 13,531,832issued and outstanding, in 2012 and 2011, respectively	42,087	41,435
Retained earnings	24,029	21,447
Accumulated other comprehensive loss	(299)	(709)
Total shareholders' equity	65,817	62,173
Total liabilities and shareholders' equity	$605,607	$651,332

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands except shares and EPS)	2012	2011 (As restated)	2012	2011 (As restated)
Interest Income:
Loans, including fees	$5,966	$6,437	$12,009	$12,857
Investment securities – AFS – taxable	457	540	978	1,137
Interest on deposits in FRB	43	43	94	94
Interest on deposits in other banks	10	10	20	20
Total interest income	6,476	7,030	13,101	14,108
Interest Expense:
Interest on deposits	437	668	915	1,436
Interest on other borrowings	72	83	136	168
Total interest expense	509	751	1,051	1,604

Net Interest Income Before Provision for Credit Losses	5,967	6,279	12,050	12,504
Provision for Credit Losses	1,004	9,161	1,006	10,051
Net Interest Income	4,963	(2,882)	11,044	2,453
Noninterest Income:
Customer service fees	897	894	1,801	1,761
Increase in cash surrender value of bank-owned life insurance	144	140	280	281
Gain (Loss) on sale of other real estate owned	275	(324)	337	(44)
Gain (Loss) on fair value of financial liability	364	222	(112)	(145)
Gain on sale of other investment	1,807	0	1,807	0
Other	177	242	445	449
Total noninterest income	3,664	1,174	4,558	2,302
Noninterest Expense:
Salaries and employee benefits	2,176	2,220	4,598	4,541
Occupancy expense	840	909	1,605	1,802
Data processing	19	19	37	43
Professional fees	439	980	683	1,419
FDIC/DFI insurance assessments	417	475	783	988
Director fees	69	58	136	116
Amortization of intangibles	79	158	170	320
Correspondent bank service charges	80	78	160	154
Impairment loss on core deposit intangible	0	0	0	36
Impairment loss on goodwill	0	1,489	0	1,489
Impairment loss on investment securities (cumulative total other-than-temporary loss of $3.6 million,net of $1.3 million recognized in other comprehensive loss, pre-tax)	149	0	172	0
Impairment loss on OREO	0	438	0	1,122
Loss on California tax credit partnership	81	103	184	209
OREO expense	(18)	719	666	951
Other	646	594	1,272	1,107
Total noninterest expense	4,977	8,240	10,466	14,297
Income (Loss) Before Provision for Taxes	3,650	(9,948)	5,136	(9,542)
Provision (Benefit)for Taxes on Income	1,478	(3,599)	1,912	(3,549)
Net Income (Loss)	$2,172	$(6,349)	$3,224	$(5,993)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, and past service costs of employee benefit plans – net of income tax expense (benefit) of $237, $(282), $273 and $(305).	355	(423)	410	(458)
Comprehensive Income (Loss)	$2,527	$(6,772)	$3,634	$(6,451)
Net Income (Loss) per common share
Basic	$0.16	$(0.46)	$0.23	$(0.43)
Diluted	$0.16	$(0.46)	$0.23	$(0.43)
Shares on which net income per common shares were based
Basic	13,803,806	13,803,806	13,803,806	13,803,806
Diluted	13,803,806	13,803,806	13,803,806	13,803,806

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock	Common stock		Accumulated
	Number		Retained	Other Comprehensive
(In thousands except shares)	of Shares	Amount	Earnings	Income (Loss)	Total
Balance January 1, 2011	13,003,849	39,869	33,807	(406)	73,270

Net changes in unrealized loss on available for sale securities (net of income tax expense of $307)				(461)	(461)
Net changes in unrecognized past service Cost on employee benefit plans (net of income tax benefit of $2)				3	3
Common stock dividends	261,335	828	(828)		0
Stock-based compensation expense		10			10
Net Income			(5,993)		(5,993)
Balance June 30, 2011 (As restated)	13,265,184	$40,707	$26,986	$(864)	$66,829

Net changes in unrealized loss on available for sale securities (net of income tax benefit of $155)				233	233
Net changes in unrecognized past service Cost on employee benefit plans (net of income tax expense of $54)				(78)	(78)
Common stock dividends	266,648	720	(720)		0
Stock-based compensation expense		8			8
Net Loss			(4,819)		(4,819)
Balance December 31, 2011	13,531,832	41,435	21,447	(709)	62,173

Net changes in unrealized loss on available for sale securities (net of income tax expense of $218)				410	410
Common stock dividends	271,974	642	(642)
Stock-based compensation expense		10			10
Net Income			3,224		3,224
Balance June 30, 2012	13,803,806	42,087	24,029	(299)	65,817

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2012	2011 (As restated)
Cash Flows From Operating Activities:
Net Income (Loss)	$3,224	$(5,993)
Adjustments to reconcile net income: to cash provided by operating activities:
Provision for credit losses	1,006	10,051
Depreciation and amortization	789	907
Accretion of investment securities	(129)	(31)
Decrease in accrued interest receivable	191	112
(Decrease) in accrued interest payable	(16)	(62)
(Increase) Decrease in accounts payable and accrued liabilities	(40)	615
(Decrease) increase in unearned fees	(51)	(224)
Increase (Decrease) in income taxes payable	1,852	(3,539)
Stock-based compensation expense	10	10
Deferred Income Taxes	(332)	0
(Gain) loss on sale of other real estate owned	(337)	44
Impairment loss on other real estate owned	0	1,122
Impairment loss on core deposit intangible	0	36
Impairment loss on investment securities	172	0
Impairment loss on investment in bank stock	69	0
Impairment loss on goodwill	0	1,489
Increase in surrender value of life insurance	(280)	(264)
Loss on fair value option of financial liabilities	112	145
Loss on tax credit limited partnership interest	184	209
Gain on sale of other investment	(1,807)	0
Net decrease in other assets	349	202
Net cash provided by operating activities	4,966	4,829

Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with banks	84	2,127
Redemption of correspondent bank stock	293	299
Maturities, calls and principal payments of available-for-sale securities	3,476	8,014
Purchases of available-for-sale securities	0	(6,546)
Net decrease in loans	10,590	3,653
Cash proceeds from sales of other real estate owned	3,532	2,982
Cash proceeds from sale of other investment	2,174	0
Cash proceeds from sale of premises and equipment	36	0
Investment in limited partnership	0	46
Capital expenditures for premises and equipment	(520)	(553)
Net cash provided by investing activities	19,665	10,022

Cash Flows From Financing Activities:
Net (decrease) increase in demand deposits and savings accounts	(20,686)	30,263
Net decrease in certificates of deposit	(28,739)	(40,170)
Decrease in other borrowings	0	(7,000)
Net cash used in financing activities	(49,425)	(16,907)

Net (decrease) in cash and cash equivalents	(24,794)	(2,056)
Cash and cash equivalents at beginning of period	124,184	98,430
Cash and cash equivalents at end of period	$99,390	$96,374

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

Certain reclassifications have been made to the 2011 financial statements to conform to the classifications used in 2012.   Financial information as of June 30, 2011 is as restated and reported on the Company’s form 10Q/A filed with the United States Securities and Exchange Commission (SEC) on November 25, 2011.

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

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 clarifies the guidance in ASC 310-40 Receivables:  Troubled Debt Restructurings by Creditors.  Creditors are required to identify a restructuring as a troubled debt restructuring if the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  ASU 2011-02 clarifies guidance on whether a creditor has granted a concession and clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  In addition, ASU 2011-02 also precludes the creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring.  The effective date of ASU 2011-2 for public entities is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  If, as a result of adoption, an entity identifies newly impaired receivables, an entity should apply the amendments for purposes of measuring impairment prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company adopted the methodologies prescribed by this ASU during the third quarter 2011 and it did not have a material effect on its financial statements.

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

2.	Investment Securities Available for Sale and Other Investments

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of June 30, 2012 and December 31, 2011:

(In thousands)		Gross	Gross	Fair Value
June 30, 2012:	Amortized	Unrealized	Unrealized	(Carrying
Securities available for sale:	Cost	Gains	Losses	Amount)
U.S. Government agencies	$21,711	$1,129	$(11)	$22,829
U.S. Government collateralized mortgage obligations	4,086	326	0	4,412
Residential mortgage obligations	9,595	0	(1,283)	8,312
Total securities available for sale	$35,392	$1,455	$(1,294)	$35,553

December 31, 2011:	Amortized	Unrealized	Unrealized	(Carrying
Securities available for sale:	Cost	Gains	Losses	Amount)
U.S. Government agencies	$23,680	$1,377	$(7)	$25,050
U.S. Government collateralized mortgage obligations	5,010	425	0	5,435
Residential mortgage obligations	10,238	0	(2,265)	7,973
Total securities available for sale	$38,928	$1,802	$(2,272)	$38,458

The amortized cost and fair value of securities available for sale at June 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	June 30, 2012
	Amortized	Fair Value
(In thousands)	Cost	(Carrying Amount)
Due in one year or less	$5,105	$5,140
Due after one year through five years	4,313	4,360
Due after five years through ten years	3,439	3,729
Due after ten years	8,854	9,600
Collateralized mortgage obligations	13,681	12,724
	$35,392	$35,553

There were no realized gains or losses on sales of available-for-sale securities during the six months ended June 30, 2012 or 2011. There were other-than-temporary impairment losses of $149,000 and $172,000 on certain of the Company’s private label mortgage-backed securities for the three and six months ended June 30, 2012, respectively. There were no other-than-temporary impairment losses for the six months ended June 30, 2011.

At June 30, 2012 available-for-sale securities with an amortized cost of approximately $13.4 million (fair value of $14.1 million) were pledged as collateral for FHLB borrowings and public funds balances, respectively.

The Company had no held-to-maturity or trading securities at June 30, 2012 or December 31, 2011.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
June 30, 2012:	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$2,128	$(11)	$0	$0	$2,128	$(11)
U.S. Government agency collateral mortgage obligations	0	0	0	0	0	0
Residential mortgage obligations	0	0	8,312	(1,283)	8,312	(1,283)
Total impaired securities	$2,128	$(11)	$8,312	$(1,283)	$10,440	$(1,294)

December 31, 2011:
Securities available for sale:
U.S. Government agencies	$2,143	$(7)	$0	$0	$2,143	$(7)
U.S. Government agency collateral mortgage obligations	0	0	0	0	0	0
Residential mortgage obligations	0	0	7,994	(2,265)	7,994	(2,265)
Total impaired securities	$2,143	$(7)	$7,994	$(2,265)	$10,137	$(2,272)

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

At June 30, 2012, the decline in market value for all but three (see below) of the impaired securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is not more likely than not it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

At June 30, 2012, the Company had three private label mortgage-backed securities which have been impaired more than twelve months. The three private label mortgage-backed securities had an aggregate fair value of $8.3 million and unrealized losses of approximately $1.3 million at June 30, 2012. All three private label mortgage-backed securities were rated less than high credit quality at June 30, 2012. The Company evaluated these three private label mortgage-backed securities for OTTI by comparing the present value of expected cash flows to previous estimates to determine whether there had been adverse changes in cash flows during the period. The OTTI evaluation was conducted utilizing the services of a third party specialist and consultant in Mortgage Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO) products. The cash flow assumptions used in the evaluation at June 30, 2012 utilized a discounted cash flow valuation technique using a “Liquidation Scenario” whereby loans are evaluated by delinquency and are assigned probability of default and loss factors deemed appropriate in the current economic environment. The liquidation scenarios assume that all loans 60 or more days past due are liquidated and losses are realized over a period of between six and twenty-four months based upon current 3-month trailing loss severities obtained from financial data sources. As a result of the impairment evaluation, the Company determined that there had been adverse changes in cash flows in all three of the private label mortgage-backed securities, and concluded that these three private label mortgage-backed securities were other-than-temporarily impaired. At June 30, 2012, the three private label mortgage-backed securities had cumulative other-than-temporary-impairment losses of $3.6 million, $1.3 million of which was recorded in other comprehensive loss. During the six months ended June 30, 2012, the company recorded OTTI impairment expense of $172,000 on the two private label mortgage-backed securities. During the six months ended June 30, 2011, the company recorded no OTTI impairment expense. These three private label mortgage-backed securities remained classified as available for sale at June 30, 2012.

The following table details the three private label mortgage-backed securities with other-than-temporary-impairment, their credit rating at June 30, 2012, the related credit losses recognized in earnings during the quarter, and impairment losses in other comprehensive loss:

June 30, 2012 (in 000’s)	RALI 2006-QS1G A10	RALI 2006 QS8 A1	CWALT 2007- 8CB A9
	Rated D	Rated D	Rated CCC	Total
Amortized cost – before OTTI	$3,719	$1,138	$7,015	$11,872

Credit loss	(713)	(239)	(1,325)	(2,277)
Other impairment (OCI)	(403)	(122)	(758)	(1,283)
Carrying amount – June 30, 2012	$2,603	$777	$4,932	$8,312

Total impairment - June 30, 2012	$(1,116)	$(361)	$(2,083)	$(3,560)

The total other comprehensive loss (OCI) balance of $1.3 million in the above table is included in unrealized losses of 12 months or more at June 30, 2012.

The following table summarizes amounts related to credit losses recognized in earnings for the six months and quarters ended June 30, 2012 and 2011.

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Beginning balance - credit losses	2,257	1,795	$2,208	$1,631
Additions:
Initial credit impairments	0	0	0	0
Subsequent credit impairments	172	0	149	0
Reductions:
For securities sold or credit losses realized on principal payments	(150)	(288)	(80)	(124)
Due to change in intent or requirement to sell		0	0	0
For increase expected in cash flows		0	0	0
Ending balance - credit losses	$2,279	$1,507	$2,277	$1,507

3.	Loans and Leases

Loans are comprised of the following:

	June 30,	December 31,
(In thousands)	2012	2011
Commercial and business loans	$141,157	$163,442
Government program loans	2,500	2,984
Total commercial and industrial	$143,657	$166,426
Real estate – mortgage:
Commercial real estate	132,512	118,857
Residential mortgages	25,416	24,031
Home Improvement and Home Equity loans	1,781	1,859
Total real estate mortgage	159,709	144,747
RE construction and development	50,633	50,400
Agricultural	28,957	35,811
Installment	12,095	11,282
Lease financing	30	49
Total Loans	$395,081	$408,715

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County, although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 36.4% of total loans at June 30, 2012 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans generally comes from the cash flow of the borrower.

Real estate mortgage loans, representing 40.4% of total loans at June 30, 2012, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower.

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

Real estate construction and development loans, representing 12.8% of total loans at June 30, 2012, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 7.3% of total loans at June 30, 2012 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Lease financing loans, representing less than 0.01% of total loans at June 30, 2012, consist of loans to small businesses, which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At June 30, 2012 and December 31, 2011, these financial instruments include commitments to extend credit of $61.3 million and $62.4 million, respectively, and standby letters of credit of $2.9 million and $2.5 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at June 30, 2012:

			Loans				Accruing
	Loans	Loans	90 or More				Loans 90 or
	30-60 Days	61-89 Days	Days	Total Past	Current	Total	More Days
June 30, 2012 (000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Commercial and Business Loans	$1,278	$179	$531	$1,988	$139,169	$141,157	$209
Government Program Loans	638	0	0	638	1,862	2,500	0
Total Commercial and Industrial	1,916	179	531	2,626	141,031	143,657	209

Commercial Real Estate Mortgage Loans	3,243	0	0	3,243	129,269	132,512	0
Residential Mortgage Loans	460	325	0	785	24,631	25,416	0
Home Improvement and Home Equity Loans	89	57	99	245	1,536	1,781	0
Total Real Estate Mortgage	3,792	382	99	4,273	155,436	159,709	0

Total RE Construction and Development Loans	325	0	2,099	2,424	48,209	50,633	0

Total Agricultural Loans	546	0	0	546	28,411	28,957	0

Consumer Loans	539	0	0	539	11,342	11,881	0
Overdraft protection Lines	0	0	0	0	0	0	0
Overdrafts	0	0	0	0	214	214	0
Total Installment/other	539	0	0	539	11,342	12,095	0

Commercial Lease Financing	0	0	0	0	30	30	0

Total Loans	$7,118	$561	$2,729	$10,408	$384,673	$395,081	$209

The following is a summary of delinquent loans at December 31, 2011:

			Loans				Accruing
	Loans	Loans	90 or More				Loans 90 or
	30-60 Days	61-89 Days	Days	Total Past	Current	Total	More Days
December 31, 2011 (000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Commercial and Business Loans	$154	$191	$3,552	$3,897	$159,545	$163,442	$0
Government Program Loans	0	0	433	433	2,551	2,984	74
Total Commercial and Industrial	154	191	3,985	4,330	162,096	166,426	74

Commercial Real Estate Loans	1,248	2,514	0	3,762	115,095	118,857	0
Residential Mortgages	328	0	0	328	23,703	24,031	0
Home Improvement and Home Equity Loans	62	132	0	194	1,665	1,859	0
Total Real Estate Mortgage	1,638	2,646	0	4,284	140,463	144,747	0

Total RE Construction and Development Loans	0	0	6,150	6,150	44,250	50,400	0

Total Agricultural Loans	0	0	0	0	35,811	35,811	0

Consumer Loans	297	0	0	297	10,776	11,073	0
Overdraft protection Lines	0	0	0	0	85	85	0
Overdrafts	0	0	0	0	124	124	0
Total Installment	297	0	0	297	10,985	11,282	0

Lease Financing	0	0	0	0	49	49	0

Total Loans	$2,089	$2,837	$10,135	$15,061	$393,654	$408,715	$74

Nonaccrual Loans

Commercial, construction and commercial real estate loans are placed on non-accrual status under the following circumstances:

–	When there is doubt regarding the full repayment of interest and principal.

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

Nonaccrual loans totaled $18.2 million and $18.1 million at June 30, 2012 and December 31, 2011, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at June 30, 2012 or December 31, 2011.
The following is a summary of nonaccrual loan balances at June 30, 2012 and December 31, 2011.

	June 30,	December 31,
	2012	2011
Commercial and Business Loans	$8,385	$4,722
Government Program Loans	107	358
Total Commercial and Industrial	8,492	5,080

Commercial Real Estate Loans	3,771	3,946
Residential Mortgages	37	43
Home Improvement and Home Equity Loans	111	0
Total Real Estate Mortgage	3,919	3,989

Total RE Construction and Development Loans	4,679	9,014

Total Agricultural Loans	661	0

Consumer Loans	438	15
Overdraft protection Lines	0	0
Overdrafts	0	0
Total Installment	438	15

Lease Financing	0	0

Total Loans	$18,189	$18,098

Impaired Loans

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.

The Company applies its normal loan review procedures in making judgments regarding probable losses and loan impairment. The Company evaluates for impairment those loans on non-accrual status, graded doubtful, graded substandard or those that are troubled debt restructures. The primary basis for inclusion in impaired status under generally accepted accounting pronouncements is that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

A loan is not considered impaired if:

–	There is merely an insignificant delay or shortfall in the amounts of payments.

–	The Company expects to collect all amounts due, including interest accrued, at the contractual interest rate for the period of the delay.

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

Loans other than certain homogenous loan portfolios are reviewed on a quarterly basis for impairment. Impaired loans are written down to estimated realizable values by the establishment of specific reserves or charge-offs when required.

The following is a summary of impaired loans at June 30, 2012.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
June 30, 2012 (000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial and Business Loans	$9,929	$7,559	$2,240	$9,799	$166	$7,586
Government Program Loans	465	107	0	107	0	181
Total Commercial and Industrial	10,394	7,666	2,240	9,906	166	7,767

Commercial Real Estate Term Loans	7,971	2,780	4,922	7,702	517	7,937
Single Family Residential Loans	3,863	654	3,172	3,826	153	3,623
Home Improvement and Home Equity Loans	12	12	0	12	0	$28
Total Real Estate Mortgage	11,846	3,446	8,094	11,540	670	11,588

Total RE Construction and Development Loans	6,253	6,148	0	6,148	0	9,700

Total Agricultural Loans	999	719	0	719	0	1,524

Consumer Loans	92	89	0	89	0	127
Overdraft protection Lines	0	0	0	0	0	$0
Overdrafts	0	0	0	0	0	$0
Total Installment/other	92	89	0	89	0	127

Commercial Leases Financing	0	0	0	0	0	0

Total Impaired Loans	$29,584	$18,068	$10,334	$28,402	$836	$30,706

The following is a summary of impaired loans at December 31, 2011.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
December 31, 2011 (000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial and Business Loans	$6,521	$4,002	$2,425	$6,427	$112	$11,102
Government Program Loans	704	212	0	212	0	301
Total Commercial and Industrial	7,225	4,214	2,425	6,639	112	11,403

Commercial Real Estate Loans	8,457	4,209	4,094	8,303	523	7,258
Residential Mortgages	3,569	494	3,037	3,531	166	3,619
Home Improvement and Home Equity Loans	36	22	15	37	1	96
Total Real Estate Mortgage	12,062	4,725	7,146	11,871	690	10,973

Total RE Construction and Development Loans	11,535	9,014	2,418	11,432	71	17,184

Total Agricultural Loans	2,445	61	1,792	1,853	381	2,139

Consumer Loans	88	87	0	87	0	184
Overdraft protection Lines	0	0	0	0	0	0
Overdrafts	0	0	0	0	0	0
Total Installment	88	87	0	87	0	184

Leases Financing	0	0	0	0	0	55

Total Impaired Loans	$33,355	$18,101	$13,781	$31,882	$1,254	$41,938

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructurings for which the loan is performing under the current contractual terms for a reasonable period of time, income is recognized under the accrual method.

The average recorded investment in impaired loans for the quarter ended June 30, 2011 and June 2012 was $45.9 million and $30.1 million, while the average recorded investment in impaired loans for the six months ended June 30, 2011 and June 2012 was $47.6 million and $30.7 million, respectively.

Interest income recognized on impaired loans for the quarters ended June 30, 2012 and 2011 was approximately $127,000 and $156, respectively.  Interest income recognized on impaired loans during the six months ended June 30, 2012 and 2011 was approximately $253,000 and $312,000, respectively.

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

A TDR may include, but is not limited to, one or more of the following:

–	A transfer from the borrower to the Company of receivables from third parties, real estate, other assets, or an equity interest in the borrower is granted to fully or partially satisfy the loan.

–	A modification of terms of a debt such as one or a combination of:

o	The reduction (absolute or contingent) of the stated interest rate.

o	The extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk.

o	The reduction (absolute or contingent) of the face amount or maturity amount of the debt as stated in the instrument or agreement.

o	The reduction (absolute or contingent) of accrued interest.

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

The following table illustrates TDR activity for the periods indicated:

	Six Months Ended
	June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings

Commercial and Business Loans	0	$0	$0
Government Program Loans	0	0	0
Commercial Real Estate Term Loans	5	1,330	1,321
Single Family Residential Loans	0	0	0
Home Improvement and Home Equity Loans	0	0	0
RE Construction and Development Loans	0	0	0
Agricultural Loans	0	0	0
Consumer Loans	0	0	0
Overdraft protection Lines	0	0	0
Commercial Lease Financing	0	0	0
Total Loans	5	$1,330	$1,321

	Six Months Ended
	June 30, 2012
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that Defaulted

Commercial and Business Loans	0	$0
Government Program Loans	0	0
Commercial Real Estate Term Loans	0	0
Single Family Residential Loans	0	0
Home Improvement and Home Equity Loans	0	0
RE Construction and Development Loans	0	0
Agricultural Loans	0	0
Consumer Loans	0	0
Overdraft protection Lines	0	0
Commercial Lease Financing	0	0
Total Loans	0	$0

	Three Months Ended
	June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings

Commercial and Business Loans	0	$0	$0
Government Program Loans	0	0	0
Commercial Real Estate Term Loans	1	20	20
Single Family Residential Loans	0	0	0
Home Improvement and Home Equity Loans	0	0	0
RE Construction and Development Loans	0	0	0
Agricultural Loans	0	0	0
Consumer Loans	0	0	0
Overdraft protection Lines	0	0	0
Commercial Lease Financing	0	0	0
Total Loans	1	$20	$20

	Three Months Ended
	June 30, 2012
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that Defaulted

Commercial and Business Loans	0	$0
Government Program Loans	0	0
Commercial Real Estate Term Loans	0	0
Single Family Residential Loans	0	0
Home Improvement and Home Equity Loans	0	0
RE Construction and Development Loans	0	0
Agricultural Loans	0	0
Consumer Loans	0	0
Overdraft protection Lines	0	0
Commercial Lease Financing	0	0
Total Loans	0	$0

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At June 30, 2012, the Company had 42 restructured loans totaling $16.8 million as compared to 41 restructured loans totaling $19.0 million at December 31, 2011.

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

The Company did not carry any loans graded as loss at June 30, 2012 or December 31, 2011.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for June 30, 2012 and December 31, 2011:

	Commercial
June 30, 2012	and Lease	Commercial
(000's)	Financing	RE	Construction	Agricultural	Total
Grades 1and 2	$456	$0	$0	$0	$456
Grade 3	1,656	6,895	876	0	9,427
Grades 4 and 5 – pass	122,358	118,276	32,899	28,296	301,829
Grade 6 – special mention	10,452	919	0	0	11,371
Grade 7 – substandard	8,765	6,422	16,858	661	32,706
Grade 8 – doubtful	0	0	0	0	0
Total	$143,687	$132,512	$50,633	$28,957	$355,789

	Commercial
December 31, 2011	and Lease	Commercial
(000's)	Financing	RE	Construction	Agricultural	Total
Grades 1and 2	$725	$0	$0	$40	$765
Grade 3	184	7,026	897	0	8,107
Grades 4 and 5 – pass	149,815	104,468	28,596	33,990	316,869
Grade 6 – special mention	10,431	749	0	0	11,180
Grade 7 – substandard	5,320	6,614	20,907	1,781	34,622
Grade 8 – doubtful
Total	$166,475	$118,857	$50,400	$35,811	$371,543

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogenous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogenous loans for June 30, 2012 and December 31, 2011:

	June 30, 2012				December 31, 2011
	Single family	Home			Single family	Home
(000's)	Residential	Improvement	Installment	Total	Residential	Improvement	Installment	Total
Not graded	$19,690	$1,748	$9,771	$31,209	$18,858	$1,801	$9,615	$30,274
Pass	5,358	21	1,779	7,158	4,796	22	1,163	5,981
Special Mention	0	0	47	47	0	0	423	423
Substandard	368	12	498	878	377	36	81	494
Total	$25,416	$1,781	$12,095	$39,292	$24,031	$1,859	$11,282	$37,172

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

Commercial lease financing – This segment of the portfolio is small, but is considered to be vulnerable to economic cycles given the nature of the leasing relationship where businesses are relatively small or have minimal cash flow. This lending program was terminated in 2005.

The following summarizes the activity in the allowance for credit losses by loan category for the six and three months ended June 30, 2012.

	Commercial	Real	RE
Six Months Ended	and	Estate	Construction		Installment	Lease
June 30, 2012 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$6,787	$1,416	$4,579	$508	$116	$1	$241	$13,648
Provision for credit losses	(2,521)	(313)	1,231	1,938	344	2	325	1,006

Charge-offs	(763)	(53)	(10)	(2,169)	(137)	0	0	(3,132)
Recoveries	61	4	0	0	23	0	0	88
Net charge-offs	(702)	(49)	(10)	(2,169)	(114)	0	0	(3,044)

Ending balance	$3,564	$1,054	$5,800	$277	$346	$3	$566	$11,610
Period-end amount allocated to:
Loans individually evaluated for impairment	$166	$670	$0	$0	$0	$0	$0	$836
Loans collectively evaluated for impairment	3,398	384	5,800	277	346	3	566	10,774
Ending balance	$3,564	$1,054	$5,800	$277	$346	$3	$566	$11,610

	Commercial	Real	RE
Three Months Ended	and	Estate	Construction		Installment	Lease
June 30, 2012 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$5,220	$1,472	$4,523	$1,116	$87	$1	$631	$13,050
Provision for credit losses	(1,533)	(401)	1,287	1,330	384	2	(65)	1,004

Charge-offs	(146)	(20)	(10)	(2,169)	(135)	0	0	(2,480)
Recoveries	23	3	0	0	10	0	0	36
Net charge-offs	(123)	(17)	(10)	(2,169)	(125)	0	0	(2,444)

Ending balance	$3,564	$1,054	$5,800	$277	$346	$3	$566	$11,610
Period-end amount allocated to:
Loans individually evaluated for impairment	$166	$670	$0	$0	$0	$0	$0	$836
Loans collectively evaluated for impairment	3,398	384	5,800	277	346	3	565	10,774
Ending balance	$3,564	$1,054	$5,800	$277	$346	$3	$565	$11,610

The following summarizes the activity in the allowance for credit losses by loan category for the six and three months ended June 30, 2011.

Six Months Ended June 30, 2011 (in 000's) (As Restated)	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Lease Financing	Unallocated	Total
Beginning balance	$8,209	$1,620	$5,763	$850	$49	$3	$26	$16,520
Provision for credit losses	5,791	281	3,966	(100)	36	103	(26)	10,051

Charge-offs	(6,897)	(406)	(5,480)	(537)	(20)	(100)		(13,440)
Recoveries	72	0	607	66	3	0		748
Net charge-offs	(6,825)	(406)	(4,873)	(471)	(17)	(100)	0	(12,692)

Ending balance	$7,175	$1,495	$4,856	$279	$68	$6	$0	$13,879
Period-end amount allocated to:
Loans individually evaluated for impairment	$652	$467	$978	$149	$23	$0	$0	$2,269
Loans collectively evaluated for impairment	6,523	1,028	3,878	130	45	6	0	11,610
Ending balance	$7,175	$1,495	$4,856	$279	$68	$6	$0	$13,879

Three Months Ended June 30, 2011 (in 000's) (As Restated)	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Lease Financing	Unallocated	Total
Beginning balance	8,337	$1,574	$6,059	$381	$80	$24	$290	$16,745
Provision for credit losses	5,621	300	3,668	(147)	5	4	(290)	9,161

Charge-offs	(6,826)	(379)	(5,478)	(1)	(18)	(22)	0	(12,724)
Recoveries	43	0	607	46	1	0	0	697
Net charge-offs	(6,783)	(379)	(4,871)	45	(17)	(22)	0	(12,027)

Ending balance	$7,175	$1,495	$4,856	$279	$68	$6	$0	$13,879
Period-end amount allocated to:
Loans individually evaluated for impairment	$652	$467	$978	$149	$23	$0	$0	$2,269
Loans collectively evaluated for impairment	6,523	1,028	3,878	130	45	6	0	11,610
Ending balance	$7,175	$1,495	$4,856	$279	$68	$6	$0	$13,879

The following summarizes information with respect to the loan balances at June 30, 2012 and December 31, 2011.

	June 30, 2012			December 31, 2011
	Loans	Loans		Loans	Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
(000's)	for Impairment	for Impairment	Loans	for Impairment	for Impairment	Loans
Commercial and Business Loans	$9,799	$131,358	$141,157	$6,427	$157,015	$163,442
Government Program Loans	107	$2,393	2,500	212	2,772	2,984
Total Commercial and Industrial	9,906	$133,751	143,657	6,639	159,787	166,426

Commercial Real Estate Loans	7,702	$124,810	132,512	8,303	110,554	118,857
Residential Mortgage Loans	3,826	$21,590	25,416	3,531	20,500	24,031
Home Improvement and Home Equity Loans	12	$1,769	1,781	37	1822	1,859
Total Real Estate Mortgage	11,540	$148,169	159,709	11,871	132,876	144,747

Total RE Construction and Development Loans	6,148	$44,485	50,633	11,432	38,968	50,400

Total Agricultural Loans	719	$28,238	28,957	1,853	33,958	35,811

Total Installment Loans	89	$12,006	12,095	87	11,195	11,282

Commercial Leases Financing	0	$30	30	0	49	49

Total Loans	$28,402	$366,679	$395,081	$31,882	$376,833	$408,715

4.	Deposits

Deposits include the following:

	June 30,	December 31,
(In thousands)	2012	2011
Noninterest-bearing deposits	$197,052	$224,907
Interest-bearing deposits:
NOW and money market accounts	173,163	165,937
Savings accounts	40,041	40,099
Time deposits:
Under $100,000	38,417	53,271
$100,000 and over	76,329	90,213
Total interest-bearing deposits	327,950	349,520
Total deposits	$525,002	$574,427

Total brokered deposits included in time deposits above	$30,457	$49,261

5.	Short-term Borrowings/Other Borrowings

At  June 30, 2012, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $228.3 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $13.4 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. There are currently no restrictions on these lines of credit, although under the current Written Agreement with the Federal Reserve, the Bank’s liquidity position as well as its use of borrowing lines is monitored closely. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB lines of credit are collateralized by investment securities, while lines of credit with the Federal Reserve Bank are collateralized by certain qualifying loans. As of June 30, 2012, $13.4 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $326.1 million in qualifying loans were pledged at June 30, 2012 as collateral for borrowing lines with the Federal Reserve Bank. At June 30, 2012, the Company had no outstanding borrowings.

At December 31, 2011, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $250.1 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $17.6 million. At December 31, 2011, the Company had no outstanding borrowing balances. The weighted average cost of borrowings for the year ended December 31, 2011 was 0.73%. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2011, $18.5 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $346.9 million in real estate-secured loans were pledged at December 31, 2011, as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $232.5 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

6.	Supplemental Cash Flow Disclosures

	Six Months Ended June 30,
(In thousands)	2012	2011
Cash paid during the period for:
Interest	$1,067	$1,666
Income Taxes	$0	$1,180
Noncash investing activities:
Loans transferred to foreclosed assets	$0	$1,506

7.	Common Stock Dividend

On June 26, 2012, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of July 13, 2012, 136,654 additional shares were issued to shareholders on July 25, 2012. Because the stock dividend was considered a “small stock dividend,” approximately $309,000 was transferred from retained earnings to common stock based upon the $2.47 closing price of the Company’s common stock on the declaration date of June 26, 2011. There were no fractional shares paid. Except for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

8.	Net (Loss) Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Quarter Ended June 30,		Six months Ended June 30,
(In thousands except earnings per share data)	2012	2011 (As restated)	2012	2011 (As restated)
Net income available to common shareholders	$2,172	$(6,349)	3,224	$(5,993)

Weighted average shares issued	13,803,806	13,803,806	13,803,806	13,803,806
Add: dilutive effect of stock options	0	0	0	0
Weighted average shares outstanding adjusted for potential dilution	13,803,806	13,803,806	13,803,806	13,803,806

Basic earnings per share	$0.16	$(0.46)	$0.23	$(0.43)
Diluted earnings per share	$0.16	$(0.46)	$0.23	$(0.43)
Anti-dilutive stock options excluded from earnings per share calculation	158	224	158	224

9.	Taxes on Income

The Company periodically reviews its tax positions under the accounting standards related to uncertainty in income taxes, which defines the criteria that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority and all available information is known to the taxing authority. The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At June 30, 2012 and December 31, 2011, the Company had a recorded valuation allowance of $3.7 million.

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

At June 30, 2012 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument, adjusted for deferrals of interest payments per the Company’s election at September 30, 2009. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 7.39% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions.

The fair value calculation performed at June 30, 2012 resulted in a pretax gain adjustment of $364,000 ($214,000, net of tax) for the quarter ended June 30, 2012 and a cumulative pretax loss adjustment of $112,000 ($66,000 net of tax). The previous year’s fair value calculation performed at June 30, 2011 resulted in a pretax gain adjustment of $222,000 ($131,000, net of tax) for the quarter ended June 30, 2011 and a pretax loss adjustment of $145,000 ($85,000 net of tax) for the six months ended June 30, 2011.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized, excluding financial instruments recorded at fair value on a recurring or non-recurring basis at the periods indicated:

June 30, 2012
			Quoted Prices	Significant
			In Active	Other	Significant
		Estimated	Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$99,390	$99,390	$99,390
Interest-bearing deposits	2,103	2,104		$2,104
Investment securities	35,553	35,553		27,241	$8,312
Loans	382,953	385,717			385,717
Cash surrender value of life insurance	16,413	16,413			16,413
Accrued interest receivable	1,755	1,755		1,755
Financial Liabilities:
Deposits:
Noninterest-bearing	197,052	197,052	197,052
NOW and money market	173,163	174,088	174,088
Savings	40,041	39,014	39,014
Time Deposits	114,746	114,941			114,941
Total Deposits	525,002	525,095	410,154		114,941
Junior Subordinated Debt	8,516	8,516			8,516
Accrued interest payable	826	826		826
Commitments to extend credit	--	--	--	--	--
Standby letters of credit	--	--	--	--	--

December 31, 2011
			Quoted Prices	Significant
			In Active	Other	Significant
		Estimated	Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$124,184	$124,184	$124,184
Interest-bearing deposits	2,187	2,250		$2,250
Investment securities	38,458	38,458		30,485	$7,973
Loans	394,498	398,837			398,837
Cash surrender value of life insurance	16,150	16,150			16,150
Accrued interest receivable	1,946	1,946		1,946
Financial Liabilities:
Deposits:
Noninterest-bearing	224,907	224,907	224,907
NOW and money market	165,937	165,937	165,937
Savings	40,099	40,099	40,099
Time Deposits	143,484	143,427			143,427
Total Deposits	574,427	574,370	430,943		143,427
Junior Subordinated Debt	9,027	9,027			9,027
Accrued interest payable	111	111		111
Commitments to extend credit	--	--	--	--	--
Standby letters of credit	--	--	--	--	--

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. Level 2 financial assets also include certain impaired loans which are evaluated based on the observable inputs, specifically current appraisals. The Company’s Level 3 financial assets include certain investments securities, certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no significant transfers in or out of Level 1 and Level 2 fair value measurements during the six months ended June 30, 2012.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of June 30, 2012 (in 000’s):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
AFS Securities (2):
U.S. government agencies	22,829		22,829
U.S. government agency CMO’s	4,412		4,412
Residential mortgage obligations	8,312			$8,312
Total AFS securities	35,553		27,241	8,312
Impaired loans (1):
Commercial and industrial	9,740			9,740
Real estate mortgage	10,870			10,870
RE construction & development	6,148			6,148
Agricultural	719			719
Installment/Other	89			89
Total impaired loans	27,566			27,566
Other real estate owned (1)	23,894			23,894
Total	$87,013	$0	$27,241	$59,772
(1)	Nonrecurring
(2)	Recurring

	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	2012	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt (2)	$9,276			$9,276
Total	$9,276			$9,276

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2011 (in 000’s):

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets (000's)	2011	(Level 1)	(Level 2)	(Level 3)
AFS Securities: (2)
Other investment securities	$0	$0
U.S Govt agencies	25,050		25,050
U.S Govt collateralized mortgage obligations	5,435		5,435
Obligations of state and political subdivisions	0		0
Private label residential mortgage obligations	7,973			7,973
Total AFS securities	38,458	0	30,485	7,973
Impaired Loans (1):
Commercial and industrial	6,527			6,527
Real estate mortgage	11,181			11,181
RE construction & development	11,361			11,361
Agricultural	1,472			1,472
Installment/Other	87			87
Total impaired loans	30,628	0	0	30,628
Other real estate owned (1)	27,091			27,091
Goodwill (1)	2,861			2,861
Total	$99,038	$0	$30,485	$68,553

(1)	Nonrecurring
(2)	Recurring

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities (000's)	2011	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt (2)	9,027			9,027
Total	9,027			9,027

There were no fair value impairment adjustments for the nonrecurring fair value measurements performed during the six months ended June 30, 2012.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the six months ended June 30, 2012 and 2011 (in 000’s):

	6/30/12	6/30/11
Reconciliation of Assets:	Private label mortgage-backed securities	Private label mortgage-backed securities
Beginning balance	$7,973	$9,960
Total gains or (losses) included in other comprehensive income	339	(1,110)
Transfers in and/or out of Level 3	0	0
Ending balance	$8,312	$8,850

The amount of total gains or (losses) for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$339	$0

	6/30/12	6/30/11
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$9,027	$10,646
Total losses (gains) included in earnings (or changes in net assets)	112	145
Transfers in and/or (out) of Level 3	137	121
Ending balance	$9,276	$10,912
The amount of total losses (gains) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$112	$145

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

Investments – Available for sale securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data are not available for the last 30 days, a Level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level-2 pricing may include using a forward spread from the last observable trade or may use a proxy bond like a TBA mortgage to come up with a price for the security being valued. Changes in fair market value are recorded through other comprehensive loss as the securities are available for sale. At June 30, 2012 and December 31, 2011, the Company held three non-agency (private-label) collateralized mortgage obligations (CMO’s). Fair value of these securities (as well as review for other-than-temporary impairment) was performed by a third-party securities broker specializing in CMO’s using the discounted cash flow method. Fair value was based upon estimated cash flows which included assumptions about future prepayments, default rates, and the impact of credit risk on this type of investment security. Although the pricing of the CMO’s has certain aspects of Level 2 pricing, many of the pricing inputs are based upon unobservable assumptions of future economic trends and as a result the Company considers this to be Level 3 pricing.

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

Deposits – In accordance with authoritative accounting guidance, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at June 30, 2012 and December 31, 2011 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed under authoritative accounting guidance. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a discounted cash flows model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company used characteristics that market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the three month period ended June 30, 2012, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of theses inputs, due primarily to the current economic environment, require the junior subordinated debt to be classified as a Level 3 fair value.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-balance sheet instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at June 30, 2012 and December 31, 2011.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheet and results of operations.

12.	Goodwill and Intangible Assets

At June 30, 2012 and December 31, 2011 the Company had goodwill, core deposit intangibles, and other identified intangible assets which were recorded in connection with various business combinations and purchases. The following table summarizes the carrying value of those assets at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Goodwill	$4,488	$4,488
Core deposit intangible assets	342	447
Other identified intangible assets	41	106
Total goodwill and intangible assets	$4,871	$5,041

Core deposit intangibles and other identified intangible assets are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007 and totaled approximately $2.9 million at June 30, 2012. Annually, the Company conducts its impairment testing of the goodwill related to the Campbell reporting unit. Impairment testing for goodwill is a two-step process.

The first step in impairment testing is to identify potential impairment, which involves determining and comparing the fair value of the operating unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of possible impairment and the second step is performed to determine the amount of the impairment, if any. The fair value determined in the step one testing is determined based on a discounted cash flow methodology using estimated market discount rates and projections of future cash flows for the Campbell reporting unit.  In addition to projected cash flows, the Company also utilizes other market metrics including industry multiples of earnings and price-to-book ratios to estimate what a market participant would pay for the operating unit in the current business environment.

Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes is discount rates, competitive forces within the industry, and other specific industry and market valuation conditions. If at the conclusion of the step 1 analysis, the Company concludes that the potential for goodwill impairment exists, step-two testing will be required to determine goodwill impairment and the amount of goodwill that might be impaired, if any. The second step in impairment analysis compares the fair value of the Campbell reporting unit to the aggregate fair values of its individual assets, liabilities and identified intangibles. The 2011 impairment analysis was impacted by to a large degree by the current economic environment, including significant declines in interest rates, and depressed valuations within the financial industry and resulted in an impairment charge of $1.5 million. Based on the results of the first step of the impairment analysis at June 30, 2012, the Company concluded that that the fair value of the reporting unit exceeds it carrying value. Therefore, goodwill was not impaired.

Core Deposit Intangibles: The core deposit intangible asset, which totaled $3.0 million at the time of merger, was amortized over an estimated life of approximately seven years. The Company recognized $12,000 and $158,000 in amortization expense related to the Legacy operating unit during the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012, there was no remaining carrying value of the core deposit intangible related to the Legacy Bank merger.

During the impairment analysis performed as of March 31, 2011, it was determined that the original deposits purchased from Legacy Bank during February 2007 had declined faster than originally anticipated. As a result of increased deposit runoff, particularly in noninterest-bearing checking accounts and savings accounts, the estimated value of the Campbell core deposit intangible was determined to be $226,000 at March 31, 2011 rather than the pre-adjustment carrying value of $262,000. As a result of the impairment analysis, the Company recorded a pre-tax impairment loss of $36,000 ($21,000, net of tax) reflected as a component of noninterest expense for the six months ended June 30, 2011.  The Company did not record an impairment loss for the three months or six months ended June 30, 2012.

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

Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact the results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth. Net interest income before provision for credit losses has decreased between the three and six months ended June 30, 2012 and 2011, totaling $6.0 million for the three months ended June 30, 2012 as compared to $6.3 million for the three months ended June 30, 2011, and $12.1 million for the six months ended June 30, 2012 as compared to $12.5 million for the six months ended June 30, 2011. The decrease in net interest income between 2012 and 2011 was primarily the result of declines in the volume of interest-earning assets which outweighed the decrease in the Company’s cost of funding between the two periods.

Average interest-earning assets decreased approximately $46.1 million between the six month periods ended June 30, 2012 and June 30, 2011. Components of the $46.1 million decrease in average earning assets between 2011 and 2012 included a decrease of $36.1 million in loans and a $13.9 million decrease in investment securities. Offsetting these decreases between the six-month comparative periods was an increase of $4.5 million in federal funds sold to the Federal Reserve Bank. During the last year, the Company’s cost of interest-bearing liabilities has declined significantly as market rates of interest declined, with the average cost of interest-bearing liabilities dropping from .75% during the six months ended June 30, 2011, to 0.63% during the six months ended June 30, 2012.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 6/30/12	YTD Average 12/31/11	YTD Average 6/30/11
Loans and Leases	76.88%	76.39%	77.01%
Investment securities available for sale	7.16%	8.80%	9.05%
Interest-bearing deposits in other banks	0.41%	0.43%	0.45%
Interest-bearing deposits in FRB	15.55%	14.38%	13.49%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	14.60%	11.80%	11.61%
Money market accounts	35.00%	30.43%	29.36%
Savings accounts	11.91%	9.67%	9.17%
Time deposits	35.92%	40.21%	41.17%
Other borrowings	0.00%	5.43%	6.21%
Subordinated debentures	2.57%	2.46%	2.48%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

The residential real estate markets in the five county region from Merced to Kern showed signs of improvement during 2011 and those trends continued into the first and second quarters of  2012. The severe declines in residential construction and home prices that began in 2008 continues to show signs of easing and reversing direction. The sustained period of double-digit price declines from 2008 – 2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, a primary focus is reduction of nonperforming assets while providing customers options to work through this difficult economic period. Options include combinations of rate and term concessions, as well as forbearance agreements with borrowers. Median sales prices improved in the five county region from Merced to Kern between June 2011 to June 2012. Total nonperforming loans decreased during the six months ended June 30, 2012, totaling $28.9 million at June 30, 2012 compared to $30.0 million reported at December 31, 2011.

As a result of the weak economy, the Company has experienced declines in the loan portfolio between 2011 and 2012. During the six months ended June 30, 2012 and between June 30, 2011 and June 30, 2012, the Company experienced increases in real estate mortgage loans, but decreases were experienced in all other loan categories. In order from greatest to least, decreases over the past year have been experienced in commercial and industrial loans, real estate construction and development loans, and agricultural loans, as the Company has reduced its exposure to real estate markets which have been hard hit during the economic downturn. Loans decreased $13.6 million between December 31, 2011 and June 30, 2012, and decreased $28.3 million between June 30, 2011 and June 30, 2012. Commercial and industrial loans decreased $22.8 million between December 31, 2011 and June 30, 2012 and $25.1 million between June 30, 2011 and June 30, 2012. Real estate construction and development loans increased $233,000 between December 31, 2011 and June 30, 2012, but decreased $5.6 million between June 30, 2011 and June 30, 2012, as real estate construction remains depressed in the San Joaquin Valley and California overall. Agricultural loans decreased $6.9 million between December 31, 2011 and June 30, 2012 and $8.5 million between June 30, 2011 and June 30, 2012.  Commercial real estate loans (a component of real estate mortgage loans) have remained as a significant percentage of total loans over the past year, amounting to 33.5%, 29.1%, and 28.4%, of the total loan portfolio at June 30, 2012, December 31, 2011, and June 30, 2011, respectively. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $25.4 million or 6.4% of the portfolio at June 30, 2012, $24.0 million, or 5.9% of the portfolio at December 31, 2011, and $25.1 million or 5.9% of the portfolio at June 30, 2011. Loan participations purchased have declined from $13.2 million or 3.0% of the portfolio at June 30, 2011, to $3.6 million or 0.9% of the portfolio at December 31, 2011, to $2.17 million or .5% of the portfolio at June 30, 2012. Loan participations sold increased from $8.2 million or 1.9% of the portfolio at June 30, 2011, to $13.3 million or 3.3% of the portfolio at December 31, 2011, compared to $11.5 million, or 2.9%, at June 30, 2012.

Even though market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped maintain adequate margins, The Company’s net interest margin increased to 4.69% for the six months ended June 30, 2012, as compared to 4.47% for the six months ended June 30, 2011. The net interest margin has also been impacted by a decline in loan volume, the Company’s highest yielding asset, which has been partially offset by an increase in overnight investments with the Federal Reserve Bank, a much lower yielding asset. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. Loans yielded 6.08% during the six months ended June 30, 2012, as compared to 5.97% for the six months ended June 30, 2011.  The decrease in the Company’s cost of funds over the past year and has mitigated the impact of declining yields on earning assets. The Company’s average cost of funds was 0.63% for the six months ended June 30, 2012 as compared to 0.75% for the six months ended June 30, 2011. Although the Company does not intend to increase its current level of brokered deposits, and in fact as a result of the 2010 Agreement with the Federal Reserve Bank and Order with the California Department of Financial Institutions, continues to systematically reduce brokered deposit levels as they mature in the future, the $30.5 million in brokered deposits at June 30, 2012 continues to provide the Company with a low-cost source of deposits. The Company will continue to utilize these funding sources when required to maintain prudent liquidity levels, while seeking to increase core deposits when possible.

Total noninterest income of $4.6 million reported for the six months ended June 30, 2012 increased $2.3 million or 98.0% as compared to the six months ended June 30, 2011. Noninterest income continues to be driven by customer service fees, which totaled $1.8 million for the six months ended June 30, 2012, however the increase in noninterest income between the six months ended June 30, 2012 and June 30, 2011, was primarily the result of increases of $1.8 million in the gain on sale of investments as well as the increase in the gain on sale of other real estate owned of $385,000 between the two six-month periods.

Noninterest expense decreased approximately $3.8 million or 26.8% between the six months ended June 30, 2011 and June 30, 2012. Decreases experienced during the six months ended June 30, 2012 were primarily the result of decreases in professional fees, a decrease in impairment loss on goodwill and a decrease in impairment loss on other real estate owned.

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

The Company has not paid any cash dividends on its common stock since the second quarter of 2008 and does not expect to resume cash dividends on its common stock for the foreseeable future. Because the Company has elected to defer the quarterly payments of interest on its junior subordinated debentures issued in connection with the trust preferred securities as discussed above, the Company is prohibited under the subordinated debenture agreement from paying cash dividends on its common stock during the deferral period. In addition, pursuant to the Agreement entered into with the Federal Reserve Bank during March of 2010, the Company and the Bank are precluded from paying cash dividends without prior consent of the Federal Reserve Bank.  On June 26, 2012, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of July 13, 2012, an additional 136,654 shares were issued to shareholders. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the six months ended June 30, 2012. Total assets decreased approximately $45.7 million during the six months ended June 30, 2012, including a decrease of $13.6 million in loans, a decrease of $24.8 million in cash and cash equivalents, and a decrease of $3.2 million in OREO. Total deposits decreased $49.4 million, including decreases of $27.9 million in noninterest-bearing deposits and $28.7 million in time deposits during the six months ended June 30, 2012 not offset by the increases in savings and NOW and money market accounts. The decrease in time deposits during the six-month period was the result of Company’s continued efforts to reduce the level of brokered time deposits. Average loans comprised approximately 77% of overall average earning assets during the six months ended June 30, 2012 and June 30, 2011.

Nonperforming assets, which are primarily related to the real estate loan and property portfolio, remained high during the six months ended June 30, 2012, but decreased $4.3 million from a balance of $57.0 million at December 31, 2011 to a balance of $52.7 million at June 30, 2012. Nonaccrual loans totaling $18.2 million at June 30, 2012, increased $91,000 from the balance of $18.1 million reported at December 31, 2011. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Valuations on these loans and the underlying collateral continued to deteriorate during much of 2009, 2010, and 2011, resulting in increased charge-offs and levels of impaired loans. Impaired loans decreased $3.5 million during the six months ended June 30, 2012 with a balance of $28.4 million at June 30, 2012. Other real estate owned through foreclosure decreased $3.2 million between December 31, 2011 and June 30, 2012 as a result of the sale of six properties. As a result of the related events, nonperforming assets as a percentage of total assets decreased from 13.96% at December 31, 2011 to 8.72% at June 30, 2012.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for loan and lease losses and provision for credit losses for the periods shown.

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011 (restated)
Provision for credit losses during period	$1,006	$13,602	$10,051

Allowance as % of nonperforming loans	40.26%	45.52%	41.71%

Nonperforming loans as % total loans	7.31%	7.34%	8.09%

Restructured loans as % total loans	4.24%	4.67%	5.41%

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Restructured loans were comprised of 42 loans totaling $16.8 million at June 30, 2012, compared to 41 loans totaling $19.0 million at December 31, 2011.

Provisions made to the allowance for credit losses, totaled $1.0 million during the six months ended June 30, 2012 as compared to $10.1 million for the six months ended June 30, 2011. Net loan and lease charge-offs during the six months ended June 30, 2012 totaled $3.1 million as compared to $13.4 million for the six months ended June 30, 2011. The Company charged-off, or had partial charge-offs on, approximately 15 loans during the six months ended June 30, 2012, compared to 39 loans during the six months ended June 30, 2011, and 78 loans during year ended December 31, 2011. The annualized percentage charge-offs to average loans were 0.1.54% and 5.89% for the six months ended June 30, 2012 and 2011, respectively, as compared to 3.9% for the year ended December 31, 2011.

Deposits decreased by $49.4 million during the six months ended June 30, 2012, with decreases experienced in noninterest-bearing accounts and time deposits, more than offsetting the increases in savings and NOW and money market accounts during the first six months of 2012. Decreases in time deposits experienced during the six months ended June 30, 2012 were primarily the result of decreases in brokered wholesale deposits, as the Company continues to reduce its reliance on brokered deposits and other wholesale funding sources, while maintaining sufficient liquidity.

Brokered deposits have provided the Company a relatively inexpensive funding source over the past several years totaling $30.5 million or 5.8% of total deposits at June 30, 2012, as compared to $49.3 million or 8.6% of total deposits at December 31, 2011, and $54.2 million or 9.9% of total deposits at June 30, 2011. Brokered deposits and other wholesale funding sources were used to some degree to fund loan growth in 2007 and 2008, but the current state of the economy and the financial condition of the Company have made it increasingly important to continue to develop core deposits and reduce the Company’s dependence on brokered and other wholesale funding sources, including lines of credit with the Federal Reserve Bank and the FHLB. The Company continues its efforts to develop core deposit growth with employee training throughout the entire organization and a deposit-gathering program that incents employees to bring in new deposits from our local market area and establish more extensive relationships with our customers. As part of its liquidity position improvement plan resulting from the formal agreement with the Federal Reserve Bank issued in March 2010, the Company has reduced its reliance on brokered deposits and will continue to do so in order to achieve levels more comparable with peers, which is currently about 5% of total deposits. The Company will seek to replace maturing brokered deposits with core deposits, but may also control loan growth to help achieve that objective.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have remained low during the first six months of 2012. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.75% at June 30, 2012 as compared to 1.89% at December 31, 2011. Pursuant to fair value accounting guidance, the Company has recorded $364,000 in pretax fair value gain on its junior subordinated debt during the quarter ended June 30, 2012, bringing the total cumulative gain recorded on the debt to $6.9 million at June 30, 2012.

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

 Results of Operations

For the quarter ended June 30, 2012, the Company reported net income of $2.2 million or $0.16 per share ($0.16 diluted) as compared to a net loss of $6.3 million or ($0.46) per share (($0.46) diluted) for the quarter ended June 30, 2011. On a year to date basis, the Company reported net income of $3.2 million or $0.23 per share ($0.23 diluted) for the six months ended June 30, 2012 as compared to a net loss of $6.0 million for the six months ended June 30, 2011. The increase in earnings between the quarters and six months ended June 30, 2012 and 2011 are a result of decreases in interest expense and the provision for loan losses, and increases in noninterest income combined with a decrease in noninterest expense.

The Company’s return on average assets was 1.05% for the six months ended June 30, 2012 as compared to (1.81%) for the six months ended June 30, 2011 and was 1.42% for the quarter ended June 30, 2012 compared to (3.82%) for the quarter ended June 30, 2011. The Bank’s return on average equity was 10.18% for the six months ended June 30, 2012 as compared to (15.63%) for the six months ended June 30, 2011 and was 11.54% for the quarter ended June 30, 2012 compared to (31.64%) for the quarter ended June 30, 2011.

Net Interest Income

Net interest income before provision for credit losses totaled $12.1 million for the six months ended June 30, 2012, representing a decrease of $454,000, or 3.6% when compared to the $12.5 million reported for the same six months of the previous year.

The Company’s year-to-date net interest margin, as shown in Table 1, increased to 4.69% at June 30, 2012 from 4.47% at June 30, 2011, an increase of 22 basis points (100 basis points = 1%) between the two periods. While average market rates of interest have remained level between the six-month periods ended June 30, 2012 and 2011 (the Prime rate averaged 3.25% during both periods), the continued decrease in the Company’s interest expenses positively impacted the net margin between the two six-month periods.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Six Months Ended June 30, 2012 and 2011

	2012			2011
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans and leases (1)	$398,321	$12,009	6.08%	$434,307	$12,857	5.97%
Investment Securities – taxable	37,113	978	5.31%	51,057	1,137	4.49%
Interest-bearing deposits in other banks	2,104	20	1.92%	2,535	20	0.00%
Interest-bearing deposits in FRB	80,581	94	0.24%	76,098	94	1.59%
Total interest-earning assets	518,119	$13,101	5.10%	563,997	$14,108	5.04%
Allowance for credit losses	(12,963)			(16,406)
Noninterest-earning assets:
Cash and due from banks	22,767			19,397
Premises and equipment, net	12,736			12,914
Accrued interest receivable	1,582			1,861
Other real estate owned	25,476			34,622
Other assets	49,931			51,647
Total average assets	$617,648			$668,032
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$49,136	$37	0.15%	$48,906	$44	0.18%
Money market accounts	117,864	363	0.62%	123,718	567	0.92%
Savings accounts	40,113	52	0.26%	38,661	68	0.35%
Time deposits	120,949	463	0.77%	173,513	757	0.88%
Other borrowings	0	2	0.00%	26,160	47	0.36%
Junior subordinated debentures	8,646	136	3.17%	10,452	121	2.33%
Total interest-bearing liabilities	336,708	$1,053	0.63%	421,410	$1,604	0.77%
Noninterest-bearing liabilities:
Noninterest-bearing checking	210,751			164,109
Accrued interest payable	131			217
Other liabilities	6,208			4,961
Total Liabilities	553,798			590,697

Total shareholders' equity	63,850			77,335
Total average liabilities and shareholders' equity	$617,648			$668,032
Interest income as a percentage of average earning assets			5.03%			5.04%
Interest expense as a percentage of average earning assets			0.41%			0.57%
Net interest margin			4.69%			4.47%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $355,000 and $380,000 for the six months ended June 30, 2012 and 2011, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the six months ended June 30, 2012 compared to June 30, 2011
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	(848)	$234	(1,082)
Investment securities available for sale	(159)	186	(345)
Interest-bearing deposits in other banks	0	4	(4)
Interest-bearing deposits in FRB	0	(5)	5
Federal funds sold	0	0	0
Total interest income	(1,007)	419	(1,426)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(7)	(7)	0
Savings and money market accounts	(220)	(203)	(17)
Time deposits	(294)	(85)	(209)
Other borrowings	(45)	0	(45)
Subordinated debentures	15	38	(23)
Total interest expense	(551)	(257)	(294)
Increase (decrease) in net interest income	$(456)	$676	(1,132)

For the six months ended June 30, 2012, total interest income decreased approximately $1.0 million, or 7.1% as compared to the six-month period ended June 30, 2011. Earning asset volumes decreased in all earning-asset categories except interest bearing deposits with the FRB between the six month periods, with the largest decrease experienced in loans, which on average decreased $36.0 million between the two six-month periods. The average rates on loans increased 11 basis points between the two six-month periods, and the average rate on investment securities increased approximately 82 basis points during the six months ended June 30, 2012 as compared to the same period of 2011.

For the three months ended June 30, 2012, total interest income decreased approximately $554,000, or 7.9% as compared to the three-month period ended June 30, 2011. Earning asset volumes decreased in all earning-asset categories except interest bearing deposits with the FRB between the three month periods, with the largest decrease experienced in loans, which on average decreased $37.1 million between the two three-month periods. The average rate on total interest-earning assets increased 7 basis points between June 30, 2011 and June 30, 2012 with average rates on loans increasing 17 basis points and the average rate on investment securities increasing 88 basis points between the two three-month periods.

For the six months ended June 30, 2012, total interest expense decreased approximately $553,000, or 34.5% as compared to the six-month period ended June 30, 2011. Between those two periods, average interest-bearing liabilities decreased by $84.7 million, while the average rates paid on these liabilities decreased by 14 basis points.

For the three months ended June 30, 2012 interest expense decreased $242,000 or 32.2% as compared to the three months ended June 30, 2011 as result of decreases of $96.2 million in average interest-bearing liabilities, combined with declines in the rates incurred on interest-bearing liabilities between the two quarterly periods. Between the two three month periods ended June 30, 2011 and June 30, 2012, the average cost of funds declined 12 basis points from 0.77% during the three months ended June 30, 2011 to 0.65% for the three months ended June 30, 2012.

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ended June 30, 2012, the provision to the allowance for credit losses amounted to $1.0 million as compared to $10.1 million for the six months ended June 30, 2011. For the three months ended June 30, 2012, the provision to the allowance for credit losses amounted to $1.0 million as compared to $9.2 million for the three months ended June 30, 2011. The amount provided to the allowance for credit losses during the first six months of 2012 brought the allowance to 2.94% of net outstanding loan balances at June 30, 2012, as compared to 3.34% of net outstanding loan balances at December 31, 2011, and 3.28% at June 30, 2011.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011:

(In thousands)	2012	2011	Amount of Change	Percent Change
Customer service fees	$1,801	$1,761	$40	2.27%
Increase in cash surrender value of BOLI	280	281	(1)	-.36%
Gain on sale of OREO	337	(44)	381	-865.91%
Gain on fair value of financial liabilities	(112)	(145)	33	-22.76% %
Gain on sale of tax credits	1,807	0	1,807	100.00%
Other	445	449	(4)	.89%
Total noninterest income	$4,558	$2,302	$2,256	98.00%

Noninterest income for the six months ended June 30, 2012 increased $2.3 million or 98.0% when compared to the same six month period of 2011. Customer service fees, the primary component of noninterest income, increased $40,000 or 2.3% between the two six-month periods presented. The increase in noninterest income between the two six-month periods is primarily the result of increases in the gain on sale of tax credits, which included a gain of $1.8 million for the six months ended June 30, 2012, compared to $0 gain or for the six months ended June 30, 2011, as well as the increase in gain on the sale of OREO, which included a gain of $337,000  for the six months ended June 30, 2012 compared to a loss of $44,000 for the six months ended June 30, 2011.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011:

Table 4. Changes in Noninterest Expense

(In thousands)	2012	2011	Amount of Change	Percent Change
Salaries and employee benefits	$4,598	$4,541	$57	1.26%
Occupancy expense	1,605	1,802	(197)	-10.93%
Data processing	37	43	(6)	-13.95%
Professional fees	683	1,419	(736)	-51.87%
FDIC/DFI insurance assessments	783	988	(205)	-20.75%
Director fees	136	116	20	17.24%
Amortization of intangibles	170	320	(150)	-46.88%
Correspondent bank service charges	160	154	6	3.90%
Impairment loss on core deposit intangible	0	36	(36)	-100.00%
Impairment loss on goodwill	0	1,489	(1,489)	-100.00%
Impairment loss on investment securities	172	0	172	100.00%
Impairment loss on OREO	0	1,122	(1,122)	-100.00%
Loss on California tax credit partnership	184	209	(25)	-11.96%
OREO expense	666	951	(285)	-29.97%
Other	1,272	1,107	165	14.91%
Total expense	$10,466	$14,297	$(3,831)	-26.80%

Noninterest expense decreased $3.8 million between the six months ended June 30, 2011 and 2012. The net decrease in noninterest expense between the comparative periods is primarily the result of reductions in impairment losses on goodwill and OREO and professional fees, offset by small increases in various areas between the six months ended June 30, 2011 and 2012. Decreases in professional fees between the two six-month periods are primarily the result of decreased legal costs related to impaired loans and OREO.

Noninterest expense decreased between the quarters ended June 30, 2011 and June 30, 2012 by $3.3 million largely as the result of decreases of $1.5 million in impairment losses on goodwill, $438,000 in impairment losses on OREO, $737,000 in OREO expense and decreases of $541,000 in professional fees between the two quarterly periods. The variances in OREO related expenses are a result of the Company’s continuous efforts to reduce the level of OREO assets.

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

The Company has reviewed all of its tax positions as of June 30, 2012, and has determined that there are no material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets decreased $45.7 million, or 7.0% to a balance of $605.6 million at June 30, 2012, from the balance of $651.3 million at December 31, 2011, and decreased $50.0 million, or 7.6%, from the balance of $655.6 million at June 30, 2011. Total deposits of $525.0 million at June 30, 2012 decreased $49.4 million, or 8.6% from the balance reported at December 31, 2011, and decreased $22.6 million, or 4.1%, from the balance of $547.6 million reported at June 30, 2011. Cash and cash equivalents decreased $24.8 million, or 20.0%, between December 31, 2011 and June 30, 2012; loans decreased $13.6 million, or 3.3% to a balance of $395.1 million; and investment securities decreased by $2.9 million, or 7.6% during the same six-month period in 2012.

Earning assets averaged approximately $518.1 million during the six months ended June 30, 2012, as compared to $564.0 million for the same six-month period of 2011. Average interest-bearing liabilities decreased to $336.7 million for the six months ended June 30, 2012, from $421.4 million reported for the comparative six-month period of 2011.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $395.1 million at June 30, 2012, a decrease of $13.6 million, or 3.3%, when compared to the balance of $408.7 million at December 31, 2011, and a decrease of $28.8 million, or 6.8%, when compared to the balance of $423.9 million reported at June 30, 2011. Loans on average decreased $36.0 million, or 8.3%, between the six-month periods ended June 30, 2011 and June 30, 2012, with loans averaging $398.3 million for the six months ended June 30, 2012, as compared to $434.3 million for the same six-month period of 2011.

During the first six months of 2012, decreases of $22.8 million and $6.9 million were experienced in commercial and industrial loans and agricultural loans, respectively. Real estate mortgage loans increased $15.0 million or 10.3% during the first six months of 2012. There was also a small decrease in lease financing and small increases in real estate construction and installment loans.

The following table sets forth the amounts of loans outstanding by category at June 30, 2012 and December 31, 2011, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	June 30, 2012		December 31, 2011
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$143,657	36.4%	$166,426	40.7%	$(22,769)	-13.68%
Real estate – mortgage	159,709	40.4%	144,747	35.4%	14,962	10.34%
RE construction & development	50,633	12.8%	50,400	12.3%	233	.46%
Agricultural	28,957	7.3%	35,811	8.8%	(6,854)	-19.14%
Installment/other	12,095	3.1%	11,282	2.8%	813	7.21%
Lease financing	30	0.0%	49	0.0%	(19)	-38.78%
Total Gross Loans	$395,081	100.0%	$408,715	100.0%	$(13,634)	-3.34%

The overall average yield on the loan portfolio was 6.08% for the six months ended June 30, 2012, as compared to 5.97% for the six months ended June 30, 2011. At June 30, 2012, 41.2% of the Company's loan portfolio consisted of floating rate instruments, as compared to 49.9% of the portfolio at December 31, 2011, with the majority of those tied to the prime rate. Approximately 42% or $68.4 million of the floating rate loans have rate floors at June 30, 2012 making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. Approximately $50.1 million of the $68.4 million in loans with floors have floor spreads of 100 basis points or more, meaning that interest rates would need to increase more than 1% (or 100 basis points) before the rates on those loans would increase and effectively become floating rate loans again. The portfolio of floating rate loans with floors has a relatively short duration with $31.7 million maturing or repricing in more than one year, and only $48.9 million maturing or repricing in more than two years.

Deposits

Total deposits were $525.0 million at June 30, 2012, representing a decrease of $49.4 million, or 8.6% from the balance of $574.4 million reported at December 31, 2011, and a decrease of $22.6 million, or 4.1% from the balance of $547.6 million reported at June 30, 2011.

The following table sets forth the amounts of deposits outstanding by category at June 30, 2012 and December 31, 2011, and the net change between the two periods presented.

Table 6. Deposits

(In thousands)	June 30, 2012	December 31, 2011	Net Change	Percentage Change
Noninterest bearing deposits	$197,052	$224,907	$(27,855)	-12.39%
Interest bearing deposits:
NOW and money market accounts	173,163	165,937	7,226	4.35%
Savings accounts	40,041	40,099	(58)	-.14%
Time deposits:
Under $100,000	38,417	53,271	(14,854)	-27.88%
$100,000 and over	76,329	90,213	(13,884)	-15.36%
Total interest bearing deposits	327,950	349,520	(21,570)	-6.17%
Total deposits	$525,002	$574,427	$(49,425)	-8.60%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits, totaling $197.1 million and $328.0 million at June 30, 2012, respectively. Interest-bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest-bearing deposits decreased $21.6 million, or 6.17%, between December 31, 2011 and June 30, 2012, and noninterest-bearing deposits decreased $27.9 million, or 12.39% between the same two periods presented. Included in the decrease of $21.6 million in interest bearing deposits during the six months ended June 30, 2012, is approximately $19.2 million in brokered CD’s (Time Deposits of $100,000 and over) which matured and were not renewed.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 85.5% and 84.3% of the total deposit portfolio at June 30, 2012 and December 31, 2011, respectively. Brokered deposits totaled $30.5 million at June 30, 2012, as compared to $40.9 million at December 31, 2011, and $54.2 million at June 30, 2011.

As a result of the March 2010 agreement with the Federal Reserve Bank, the Company will continue to reduce its reliance on brokered and other wholesale funding sources. The Company has a written plan, approved by the Federal Reserve Bank, to improve its liquidity position which includes a timetable to reduce the Bank’s reliance on brokered deposits and other wholesale funding, and specific liquidity targets and parameters to meet contractual obligations and unanticipated demands. Under the plan, the Company has systematically begun to reduce the level of brokered deposits to peer levels, or approximately 5% of total deposits. This will be achieved by letting some or all of the maturing brokered deposits run-off as needed to achieve planned reductions in brokered deposits at the end of each quarter over the estimated reduction period.

During the six months ended June 30, 2012, decreases were experienced in time deposits, as brokered time deposits were allowed to runoff as part of the Company’s plan to reduce brokered deposits and other wholesale funding. While total time deposits decreased by $28.7 million, or 20.0%, during the six months ended June 30, 2012, brokered deposits, a component of total time deposits, decreased $10.4 million, or 25.4%, during the six-month period.  Pricing of brokered time deposits and other wholesale deposits have remained low over the past two years and have provided a viable alternate to borrowings from the Federal Reserve or the FHLB. The Company believes this rate structure will eventually turn, and wholesale funding sources, both deposits and borrowings, will again become more expensive relative to other core deposits in the marketplace. Although the Company will continue to use pricing strategies to control the overall level of time deposits and other borrowings as part of its balance sheet and liquidity planning process, the March 2010 agreement with the Federal Reserve Bank requires reductions in brokered deposits, which places increased emphasis on core deposits as part of the Company’s long-term relationship banking strategy.  As a result, core deposits, including NOW and money market accounts, savings accounts, and noninterest-bearing checking accounts, continue to provide the Company’s primary funding source.

On a year-to-date average, the Company experienced a decrease of $10.1 million, or 1.8%, in total deposits between the six-month periods ended June 30, 2011 and June 30, 2012. Between these two periods, average interest-bearing deposits decreased $56.7 million or, 14.7%, while total noninterest-bearing deposits increased $46.7 million, or 28.5%, on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized lines of credit totaling $241.8 million, including FHLB lines of credit totaling $13.4 million at June 30, 2012. These lines of credit generally have interest rates tied to either, the Federal Funds rate, short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At June 30, 2012 and June 30, 2011, the Company had no outstanding borrowings. The Company had collateralized and uncollateralized lines of credit aggregating $250.1 million, as well as FHLB lines of credit totaling $17.6 million at December 31, 2011.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors, including economic factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss”. Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At June 30, 2012, “classified” loans totaled $40.9 million or 10.4% of gross loans as compared to $44.0 million or 10.7 % of gross loans at December 31, 2011.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at June 30, 2012 and December 31, 2011, as well as classified loans at those period-ends.

(in 000's)	June 30, 2012	December 31, 2011
Specific allowance – impaired loans	$836	$1,254
Formula allowance – classified loans not impaired	5,974	4,049
Formula allowance – special mention loans	30	450
Total allowance for special mention and classified loans	6,840	5,753

Formula allowance for pass loans	4,204	7,654
Unallocated allowance	566	241
Total allowance for loan losses	$11,610	$13,648

Impaired loans	28,402	$31,882
Classified loans not considered impaired	12,543	12,120
Total classified loans	$40,945	$44,002
Special mention loans	$11,418	$11,603

Impaired loans decreased $3.5 million between December 31, 2011 and June 30, 2012 and the specific allowance related to those impaired loans decreased $418,000 between December 31, 2011 and June 30, 2012. The formula allowance related to loans that are not impaired (including special mention and substandard) increased by $1.5 million between December 31, 2011 and June 30, 2012. The level of “pass” loans increased approximately $9.5 million between December 31, 2011 and June 30, 2012, while the related formula allowance decreased $3.5 million during the period as the result of decreases in the loan loss factors assigned to "pass" loans as determined under migration analysis as well as decreases in qualitative factors assigned to the formula allowance.

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. There were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses during the three months ended June 30, 2012.

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

At June 30, 2012 and December 31, 2011, the Company's recorded investment in impaired loans totaled $28.4 million and $31.9 million, respectively. Included in total impaired loans at June 30, 2012, are $10.3 million of impaired loans for which the related specific allowance is $836,000, as well as $18.1 million of impaired loans that as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2011 included $13.8 million of impaired loans for which the related specific allowance is $1.3 million and $18.1 million of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $30.7 million during the first six months of 2012. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At June 30, 2012, included in impaired loans, are troubled debt restructures totaling $16.8 million. Of the $16.8 million in troubled debt restructures at June 30, 2012, $6.1 million are on nonaccrual status. Troubled debt restructures on accrual status totaling $10.7 million are current with regards to payments, and are performing according to the modified contractual terms.

The largest categories of impaired loans at June 30, 2012 are real estate mortgage and commercial and industrial loans, comprising approximately 41% and 35% of total impaired loans at June 30, 2012, respectively. Additionally, real estate construction loans represent approximately 22% of total impaired loan balances at June 30, 2012. Of the $9.9 million in commercial and industrial impaired loans reported at June 30, 2012, approximately $8.2 million or 83.0% are secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at June 30, 2012, approximately $26.0 million or 91.4% are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at June 30, 2012 and December 31, 2011.

(in 000’s)	Balance 6/30/2012	Reserve 6/30/2012	Balance 12/31/2011	Reserve 12/31/2011
Commercial and industrial	$9,906	$166	$6,639	$112
Real estate – mortgage	11,540	670	11,871	690
RE construction & development	6,148	0	11,432	71
Agricultural	719	0	1,853	381
Installment/other	89	0	87	0
Lease financing	0	0	0	0
Total Impaired Loans	$28,402	$836	$31,882	$1,254

Included in impaired loans are loans modified in troubled debt restructurings (“TDR’s”), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDR’s including rate reductions, payment extensions, and forbearance. At June 30, 2012, approximately $4.1 million of the total $16.8 million in TDR’s was for real estate construction and development, and another $6.4 million in commercial real estate loans related to those developers at June 30, 2012.

At June 30, 2012 and December 31, 2011, the Company had approximately $3.8 million and $3.5 million, respectively, in restructured residential mortgage loans as the result of borrowers that were unable to get take-out financing at the end of their construction loan with the Company. In part to aid the borrowers retain their newly completed  homes under California Senate Bill SB1137, the Company termed these loans at market rates of interest with loans fully amortizing over 30 years with a three-to-five year repayment term. The percentage breakout of TDR’s at June 30, 2012 is similar to the percentage breakout of the TDR’s reported at December 31, 2011. The majority of these credits are related to real estate construction projects that have slowed significantly or stalled, and the Company has sought to restructure the credits to allow the construction industry time to recover, and the developers time to finish projects at a slower pace which reflects current market conditions in the San Joaquin Valley. Concessions granted in these circumstances include lengthened maturity terms, lower lot release prices, or rate reductions that will enable the borrower to finish the construction projects and repay their loans to the Company. The downturn in the real estate construction market has been protracted, and although the Company has had some success in its restructuring efforts, it is difficult to conclude that we will be entirely successful in our efforts. Areas such as Bakersfield California have been slower to recover than others in our market area. If conditions deteriorate beyond current expectations, the Company may be required to make additional concessions in the future including lower lot release prices to allow borrowers to complete and sell construction units at lower prices currently reflected in the real estate market.

The following table summarizes TDR’s by type, classified separately as nonaccrual or accrual, which are included in impaired loans at June 30, 2012 and December 31, 2011.

(in thousands)	Total TDR's June 30, 2012	Nonaccrual TDR's June 30, 2012	Accruing TDR's June 30, 2012
Commercial and industrial	$2,359	$970	$1,389
Real estate - mortgage:
Commercial real estate	6,355	2,430	3,925
Residential mortgages	3,774	0	3,774
Home equity loans	12	12	0
Total real estate mortgage	10,141	2,442	7,699
RE construction & development	4,147	2,680	1,467
Agricultural	57	0	57
Installment/other	59	21	38
Lease financing	0	0	0
Total Troubled Debt Restructurings	$16,763	$6,113	$10,650

(in thousands)	Total TDR's December 31, 2011	Nonaccrual TDR's December 31, 2011	Accruing TDR's December 31, 2011
Commercial and industrial	$2,619	$1,084	$1,535
Real estate - mortgage:
Commercial real estate	6,850	2,506	4,344
Residential mortgages	3,477	0	3,477
Home equity loans	36	15	21
Total real estate mortgage	10,363	2,521	7,842
RE construction & development	6,035	3,620	2,415
Agricultural	0	0	0
Installment/other	34	0	34
Lease financing	0	0	0
Total Troubled Debt Restructurings	$19,051	$7,225	$11,826

Of the $16.8 million in total TDR’s at June 30, 2012, $6.1 million were on nonaccrual status at period-end. Of the $19.1 million in total TDR’s at December 31, 2011, $7.2 million were on nonaccrual status at period-end. As of June 30, 2012, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

The following table summarizes special mention loans by type at June 30, 2012 and December 31, 2011.

(in thousands)	June 30, 2012	Dec 31, 2011
Commercial and industrial	$10,452	$10,431
Real estate - mortgage:
Commercial real estate	919	749
Residential mortgages	0	0
Home equity loans	0	0
Total real estate mortgage	919	749
RE construction & development	0	0
Agricultural	0	0
Installment/other	47	423
Lease financing	0	0
Total Special Mention Loans	$11,418	$11,603

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company experiences competition from major banks, local independents and non-bank institutions that creates pressure on loan pricing. The economy may remain weak for sometime. As a result , the Company places emphasis on reducing both the level of nonperforming assets and the level of losses taken, if any, on the disposition of these assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to diminish the impact on real estate markets. As part of this strategy, the Company has increased its level of troubled debt restructurings, when it makes economic sense. Both business and consumer spending have slowed during the past several quarters, and current GDP projections for the next year are soft. It is difficult to determine the degree the Federal Reserve will adjust short-term interest rates in its efforts to influence the economy, or the magnitude government economic support programs will address. It is likely that the business environment in California will continue to be influenced by these domestic as well as global events. Local markets, as well as the state and the nation, have experienced adverse economic trends during the past several years, including significant deterioration of residential real estate markets. Although the local area residential housing markets were hit hard, they continue to perform better than other parts of the state, which should bode well for sustained, but slower growth in the Company’s market areas of Fresno and Madera, Kern, and Santa Clara Counties. Local unemployment rates in the San Joaquin Valley remain high primarily as a result of the areas’ agricultural dynamics, however unemployment rates have improved recently on a national level. It is difficult to predict the impact this will have on the local economy. The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain reasonable relative to other areas of the state. Management recognizes increased risk of loss due to the Company's exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the six-month periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity
(In thousands)	June 30, 2012	June 30, 2011 (As restated)
Total loans outstanding at end of period before deducting allowances for credit losses	$394,563	$423,436
Average loans outstanding during period	399,572	434,307

Balance of allowance at beginning of period	13,648	16,520
Loans charged off:
Real estate	(63)	(5,886)
Commercial and industrial	(2,932)	(7,434)
Lease financing		(100)
Installment and other	(137)	(20)
Total loans charged off	(3,132)	(13,440)
Recoveries of loans previously charged off:
Real estate	4	607
Commercial and industrial	61	138
Lease financing	0	0
Installment and other	23	3
Total loan recoveries	88	748
Net loans charged off	(3,044)	(12,692)

Provision charged to operating expense	1,006	10,051
Balance of allowance for credit losses at end of period	$11,610	$13,879

Net loan charge-offs to total average loans (annualized)	1.54%	5.89%
Net loan charge-offs to loans at end of period (annualized)	1.55%	6.04%
Allowance for credit losses to total loans at end of period	2.94%	3.28%
Net loan charge-offs to allowance for credit losses (annualized)	52.84%	184.44%
Net loan charge-offs to provision for credit losses (annualized)	302.32%	126.29%

Net loan charge-offs decreased $9.7 million during the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. Loan charge-offs of $3.1 million experienced during the six months ended June 30, 2012 included full or partial charge-offs of $2.9 million in impaired loans.

At June 30, 2012 and June 30, 2011, $171,000 and $157,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, reported separately in other liabilities. Management believes that the 2.94% credit loss allowance at June 30, 2012 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in losses to the loan portfolio.

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

Table 8. Nonperforming Assets

(In thousands)	June 30, 2012	December 31, 2011
Nonaccrual Loans	$18,189	$18,098
Restructured Loans (1)	10,650	11,885
Total nonperforming loans	28,839	29,983
Other real estate owned	23,894	27,091
Total nonperforming assets	$52,733	$57,074

Loans past due 90 days or more, still accruing	$209	$74
Nonperforming loans to total gross loans	7.31%	7.34%
Nonperforming assets to total assets	8.72%	13.96%
Allowance for loan losses to nonperforming loans	40.26%	45.52%

(1)	Included in nonaccrual loans at June 30, 2012 and December 31, 2011 are restructured loans totaling $6.1 million and $7.2 million, respectively.

Non-performing assets decreased $4.3 million between December 31, 2011 and June 30, 2012. Nonaccrual loans increased $91,000 between December 31, 2011 and June 30, 2012, with commercial and industrial loans comprising approximately 47% of total nonaccrual loans at June 30, 2012. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans decreased from 45.52% at December 31, 2011 to 40.26% at June 30, 2012.

Nonaccrual Loans (in 000's):	Balance June 30, 2012	Balance December 31, 2011	Change from December 31, 2011
Commercial and industrial	$8,492	$5,080	$3,412
Real estate - mortgage	3,919	3,989	(70)
RE construction & development	4,679	9,014	(4,335)
Agricultural	661	0	661
Installment/other	438	15	423
Lease financing	0	0	0
Total Nonaccrual Loans	$18,189	$18,098	$91

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at June 30, 2012 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  Borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 41.2% of the Company’s loan portfolio at June 30, 2012. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At June 30, 2012, the Bank had 65.1% of total assets in the loan portfolio and a loan to deposit ratio of 75.1%, as compared to 62.8% of total assets in the loan portfolio and a loan to deposit ratio of 71.2% at December 31, 2011. Liquid assets at June 30, 2012 include cash and cash equivalents totaling $110.5 million as compared to $124.2 million at December 31, 2011. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $241.8 million at June 30, 2012.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion.) The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Since the quarter ended September 30, 2009, the Bank has been precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at September 30, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. The Company has not determined how long it will defer interest payments, but under the terms of the debenture, interest payments may be deferred up to five years (20 quarters). During such deferral periods, the Company is prohibited from paying dividends on its common stock (subject to certain exceptions) and will continue to accrue interest payable on the junior subordinated debt.  During the three months ended June 30, 2012, the Bank paid did not pay any cash dividends to the parent company.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2010	$98,430
June 30, 2011	$96,374
December 31, 2011	$124,184
June 30, 2012	$99,390

Cash and cash equivalents decreased $24.8 million during the six months ended June 30, 2012, as compared to a decrease of $2.1 million during the six months ended June 30, 2011.

The Company has maintained positive cash flows from operations, which amounted to $5.0 million, and $4.8 million for the six months ended June 30, 2012, and June 30, 2011, respectively. The Company experienced net cash inflows from investing activities totaling $19.7 million and $10.0 million during the six months ended June 30, 2012 and June 30, 2011, respectively, as decreases in loans, settlement of OREO properties, proceeds from other investment sales and paydowns and maturities of investment securities outweighed capital expenditures.

During the six months ended June 30, 2012, the Company experienced net cash outflows from financing activities totaling $49.4 million as the result of decreases in both brokered time deposits and demand deposits and savings accounts. For the six months ended June 30, 2011, the Company experienced net cash outflows of $16.9 million from financing activities as decreases in brokered deposits and FHLB borrowings exceeded increases in demand deposits and savings accounts.

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

Since the effective date of the Agreement, the Bank submitted quarterly progress reports to the Federal Reserve. As of the July 26, 2012 progress report submitted for the second quarter of 2012, the Company and the Bank believe they are in compliance with the Agreement, including deadlines and remediation of violations of laws and regulations regarding stale loan appraisals. During the fourth quarter of 2010, the Company identified a material weakness related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as to the valuation of OREO properties (for further discussion see Item 9 “Controls and Procedures” in the Company’s 10-K for December 31, 2011.)

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

Pursuant to the March 2010 Agreement with the Federal Reserve Bank, the Company and the Bank are required to maintain sufficient capital to support current and future capital needs, including compliance with Capital Adequacy Guidelines taking into account the volume of classified assets, concentrations of credit, the level of the allowance for loan losses, current and projected growth, and projected retained earnings.  Pursuant to the Order issued by the California Department of Financial Institutions in May 2010, the Bank is required to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.5%. For purposes of the Order, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 11.90% at June 30, 2012.

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

The following table sets forth the Company’s and the Bank's actual capital positions at June 30, 2012, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank		To Be Well Capitalized under Prompt Corrective
	Actual Capital Ratios	Actual Capital Ratios	Minimum Capital Ratios	Action Provisions
Total risk-based capital ratio	15.29%	14.28%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	14.02%	13.01%	5.00%	6.00%
Leverage ratio	11.24%	10.45%	4.00%	5.00%

As is indicated by the above table, and discussion above of the required ratio of tangible shareholders’ equity to total tangible assets under the Order, the Company and the Bank exceeded all applicable regulatory capital guidelines at June 30, 2012. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an agreement with the Federal Reserve Bank that, among other things, requires prior approval before paying a cash dividend or otherwise making a distribution of stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company. In addition, effective October 2009, the Company elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its trust preferred securities. Under the subordinated debenture agreement, the Company is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred.  In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the six months ended June 30, 2012, the Company received no cash dividends from the Bank.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At June 30, 2012 the bank was not subject to a reserve requirement.

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

As of June 30, 2012, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Administrative Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Administrative/Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

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

The material weakness contributed to a material change in the provision for loan losses and the allowance for loan losses, as well as impairment losses for OREO, reflected in our earnings reported as of December 31, 2010.  Additionally, the material weakness contributed to the error and revisions to the Company’s previously issued June 30, 2011 financial statements. As of June 30, 2012, the material weakness had not been fully remediated.

During the quarter ended June 30, 2012, there were no material changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, in light of the material weaknesses aforementioned , in preparing the Company’s Consolidated Financial Statements included in this report, the Company performed a thorough review of the determination of completeness and accuracy of the allowance for credit losses, the provision for loan losses, and valuation of OREO properties to ensure that the Company’s Consolidated Financial Statements included in this report have been prepared in accordance with U.S. GAAP.

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

As part of its remediation efforts, the Company incorporated the following enhancements during the closing process for the quarter ended June 30, 2012:

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

Management anticipates that these remedial actions will strengthen the Company’s internal control over financial reporting and will, over a relatively short period of time, address the material weakness that was identified as of December 31, 2010 and was present as of June 30, 2011, September 30, 2011, December 31, 2012 and March 31, 2012.  Because some of these remedial actions will take place on a quarterly basis, their successful implementation will continue to be evaluated before management is able to conclude that the material weakness has been remediated. The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts.

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

PART II. Other Information

Item 1.	Not applicable

Item 1A.	There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended June 30, 2012.

Item 3.	Not applicable

Item 4.	Not applicable

Item 5.	Not applicable

Item 6.	Exhibits:

(a)	Exhibits:

11	Computation of Earnings per Share*
31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 7 to the consolidated financial statements in this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Security Bancshares

Date: August 14, 2012	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Ken L Donahue
Ken L. Donahue
Chief Administrative Officer/Chief Financial Officer/Principle Accounting Officer