Form 10-Q/A
period 2012-06-30
UNITED SECURITY BANCSHARES
filed 2012-09-07
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM______ TO .

Commission file number: 000-32987

UNITED SECURITY BANCSHARES
 (Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Company’s Form 10-Q for the quarter ended June 30, 2012, originally filed with the United States Securities and Exchange Commission (SEC) on August 14, 2012 (the Initial Form 10-Q), is to furnish Exhibit 101 to the Initial Form 10-Q. Exhibit 101 contains the XBRL (eXtensible Business Reporting Language) interactive data files for the financial statements and notes included in Part  I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2) of Regulation S-T, Exhibit 101 is being furnished by amendment within 30 days of the first quarterly period in which detailed footnote tagging is required.

No other changes have been made to the Initial Form 10-Q and the Initial Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
June 30, 2012 and December 31, 2011

	June 30,	December 31,
(in thousands except shares)	2012	2011
Assets
Cash and due from banks	$22,400	$28,052
Cash and due from FRB	76,990	96,132
Cash and cash equivalents	99,390	124,184
Interest-bearing deposits in other banks	2,103	2,187
Investment securities available for sale (at fair value)	35,553	38,458
Loans and leases	395,081	408,715
Unearned fees	(518)	(569)
Allowance for credit losses	(11,610)	(13,648)
Net loans	382,953	394,498
Accrued interest receivable	1,755	1,946
Premises and equipment – net	12,566	12,675
Other real estate owned	23,894	27,091
Intangible assets	383	553
Goodwill	4,488	4,488
Cash surrender value of life insurance	16,413	16,150
Investment in limited partnerships	3,677	4,149
Deferred income taxes - net	11,153	11,485 11,485
Other assets	11,279	13,468
Total assets	$605,607	$651,332

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$197,052	$224,907
Interest bearing	327,950	349,520
Total deposits	525,002	574,427

Accrued interest payable	95	111
Accounts payable and other liabilities	5,417	5,594
Junior subordinated debentures (at fair value)	9,276	9,027
Total liabilities	539,790	589,159

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 13,803,806 and 13,531,832 issued and outstanding, in 2012 and 2011, respectively	42,087	41,435
Retained earnings	24,029	21,447
Accumulated other comprehensive loss	(299)	(709)
Total shareholders' equity	65,817	62,173
Total liabilities and shareholders' equity	$605,607	$651,332

See notes to consolidated financial statements;;

United Security Bancshares and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands except shares and EPS)	2012	2011 (As restated)	2012	2011(As restated)
Interest Income:
Loans, including fees	$5,966	$6,437	$12,009	$12,857
Investment securities – AFS – taxable	457	540	978	1,137
Interest on deposits in FRB	43	43	94	94
Interest on deposits in other banks	10	10	20	20
Total interest income	6,476	7,030	13,101	14,108
Interest Expense:
Interest on deposits	437	668	915	1,436
Interest on other borrowings	72	83	136	168
Total interest expense	509	751	1,051	1,604
Net Interest Income Before
Provision for Credit Losses	5,967	6,279	12,050	12,504
Provision for Credit Losses	1,004	9,161	1,006	10,051
Net Interest Income	4,963	(2,882)	11,044	2,453
Noninterest Income:
Customer service fees	897	894	1,801	1,761
Increase in cash surrender value of bank-owned life insurance	144	140	280	281
Gain (Loss) on sale of other real estate owned	275	(324)	337	(44)
Gain (Loss) on fair value of financial liability	364	222	(112)	(145)
Gain on sale of other investment	1,807	0	1,807	0
Other	177	242	445	449
Total noninterest income	3,664	1,174	4,558	2,302
Noninterest Expense:
Salaries and employee benefits	2,176	2,220	4,598	4,541
Occupancy expense	840	909	1,605	1,802
Data processing	19	19	37	43
Professional fees	439	980	683	1,419
FDIC/DFI insurance assessments	417	475	783	988
Director fees	69	58	136	116
Amortization of intangibles	79	158	170	320
Correspondent bank service charges	80	78	160	154
Impairment loss on core deposit intangible	0	0	0	36
Impairment loss on goodwill	0	1,489	0	1,489
Impairment loss on investment securities (cumulative total other-than-temporary loss of $3.6 million,net of $1.3 million recognized in other comprehensive loss, pre-tax)	149	0	172	0
Impairment loss on OREO	0	438	0	1,122
Loss on California tax credit partnership	81	103	184	209
OREO expense	(18)	719	666	951
Other	646	594	1,272	1,107
Total noninterest expense	4,977	8,240	10,466	14,297
Income (Loss) Before Provision for Taxes	3,650	(9,948)	5,136	(9,542)
Provision (Benefit)for Taxes on Income	1,478	(3,599)	1,912	(3,549)
Net Income (Loss)	$2,172	$(6,349)	$3,224	$(5,993)
Other comprehensive income (loss), net of tax:

Unrealized gain (loss) on available for sale securities, and past service costs of employee benefit plans – net of income tax expense (benefit) of $237, $(282), $273 and $(305).	355	(423)	410	(458)
Comprehensive Income (Loss)	$2,527	$(6,772)	$3,634	$(6,451)
Net Income (Loss) per common share
Basic	$0.16	$(0.46)	$0.23	$(0.43)
Diluted	$0.16	$(0.46)	$0.23	$(0.43)
Shares on which net income per common shares were based
Basic	13,803,806	13,803,806	13,803,806	13,803,806
Diluted	13,803,806	13,803,806	13,803,806	13,803,806

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

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2012	2011 (As restated)
Cash Flows From Operating Activities:
Net Income (Loss)	$3,224	$(5,993)
Adjustments to reconcile net income:to cash provided by operating activities:
Provision for credit losses	1,006	10,051
Depreciation and amortization	789	907
Accretion of investment securities	(129)	(31)
Decrease in accrued interest receivable	191	112
(Decrease) in accrued interest payable	(16)	(62)
(Increase) Decrease in accounts payable and accrued liabilities	(40)	615
(Decrease) increase in unearned fees	(51)	(224)
Increase (Decrease) in income taxes payable	1,852	(3,539)
Stock-based compensation expense	10	10
Deferred Income Taxes	(332)	0
(Gain) loss on sale of other real estate owned	(337)	44
Impairment loss on other real estate owned	0	1,122
Impairment loss on core deposit intangible	0	36
Impairment loss on investment securities	172	0
Impairment loss on investment in bank stock	69	0
Impairment loss on goodwill	0	1,489
Increase in surrender value of life insurance	(280)	(264)
Loss on fair value option of financial liabilities	112	145
Loss on tax credit limited partnership interest	184	209 418106
Gain on sale of other investment	(1,807)	0
Net decrease in other assets	349	202
Net cash provided by operating activities	4,966	4,829

Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with banks	84	2,127
Redemption of correspondent bank stock	293	299
Maturities, calls and principal payments of available-for-sale securities	3,476	8,014
Purchases of available-for-sale securities	0	(6,546)
Net decrease in loans	10,590	3,653
Cash proceeds from sales of other real estate owned	3,532	2,982
Cash proceeds from sale of other investment	2,174	0
Cash proceeds from sale of premises and equipment	36	0
Investment in limited partnership	0	46
Capital expenditures for premises and equipment	(520)	(553)
Net cash provided by investing activities	19,665	10,022

Cash Flows From Financing Activities:
Net (decrease) increase in demand deposits and savings accounts	(20,686)	30,263
Net decrease in certificates of deposit	(28,739)	(40,170)
Decrease in other borrowings	0	(7,000)
Net cash used in financing activities	(49,425)	(16,907)

Net (decrease) in cash and cash equivalents	(24,794)	(2,056)
Cash and cash equivalents at beginning of period	124,184	98,430
Cash and cash equivalents at end of period	$99,390	$96,374

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

The following table summarizes amounts related to credit losses recognized in earnings for the six months and quarters ended June 30, 2012 and 2011.

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Beginning balance - credit losses	2,257	1,795	$2,208	$1,631
Additions:
Initial credit impairments	0	0	0	0
Subsequent credit impairments	172	0	149	0
Reductions:
For securities sold or credit losses realized on principal payments	(152)	(288)	(80)	(124)
Due to change in intent or requirement to sell		0	0	0
For increase expected in cash flows		0	0	0
Ending balance - credit losses	$2,277	$1,507	$2,277	$1,507

3.	Loans and Leases

Loans are comprised of the following:

	June 30,	December 31,
(In thousands)	2012	2011
Commercial and business loans	$141,157	$163,442
Government program loans	2,500	2,984
Total commercial and industrial	$143,657	$166,426
Real estate – mortgage:
Commercial real estate	132,512	118,857
Residential mortgages	25,416	24,031
Home Improvement and Home Equity loans	1,781	1,859
Total real estate mortgage	159,709	144,747
RE construction and development	50,633	50,400
Agricultural	28,957	35,811
Installment	12,095	11,282
Commercial lease financing	30	49
Total Loans	$395,081	$408,715

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

Commercial lease financing loans, representing less than 0.01% of total loans at June 30, 2012, consist of loans to small businesses, which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

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

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at June 30, 2012:

			Loans				Accruing
	Loans	Loans	90 or More				Loans 90 or
	30-60 Days	61-89 Days	Days	Total Past	Current	Total	More Days
June 30, 2012 (000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Commercial and Business Loans	$1,278	$179	$531	$1,988	$139,169	$141,157	$209
Government Program Loans	638	0	0	638	1,862	2,500	0
Total Commercial and Industrial	1,916	179	531	2,626	141,031	143,657	209

Commercial Real Estate Mortgage Loans	3,243	0	0	3,243	129,269	132,512	0
Residential Mortgage Loans	460	325	0	785	24,631	25,416	0
Home Improvement and Home Equity Loans	89	57	99	245	1,536	1,781	0
Total Real Estate Mortgage	3,792	382	99	4,273	155,436	159,709	0

Total RE Construction and Development Loans	325	0	2,099	2,424	48,209	50,633	0

Total Agricultural Loans	546	0	0	546	28,411	28,957	0

Consumer Loans	539	0	0	539	11,342	11,881	0
Overdraft protection Lines	0	0	0	0	0	0	0
Overdrafts	0	0	0	0	214	214	0
Total Installment/other	539	0	0	539	11,556	12,095	0

Commercial Lease Financing	0	0	0	0	30	30	0

Total Loans	$7,118	$561	$2,729	$10,408	$384,673	$395,081	$209

The following is a summary of delinquent loans at December 31, 2011:

			Loans				Accruing
	Loans	Loans	90 or More				Loans 90 or
	30-60 Days	61-89 Days	Days	Total Past	Current	Total	More Days
December 31, 2011 (000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Commercial and Business Loans	$154	$191	$3,552	$3,897	$159,545	$163,442	$0
Government Program Loans	0	0	433	433	2,551	2,984	74
Total Commercial and Industrial	154	191	3,985	4,330	162,096	166,426	74

Commercial Real Estate Loans	1,248	2,514	0	3,762	115,095	118,857	0
Residential Mortgages	328	0	0	328	23,703	24,031	0
Home Improvement and Home Equity Loans	62	132	0	194	1,665	1,859	0
Total Real Estate Mortgage	1,638	2,646	0	4,284	140,463	144,747	0

Total RE Construction and Development Loans	0	0	6,150	6,150	44,250	50,400	0

Total Agricultural Loans	0	0	0	0	35,811	35,811	0

Consumer Loans	297	0	0	297	10,776	11,073	0
Overdraft protection Lines	0	0	0	0	85	85	0
Overdrafts	0	0	0	0	124	124	0
Total Installment	297	0	0	297	10,985	11,282	0

Commercial Lease Financing	0	0	0	0	49	49	0

Total Loans	$2,089	$2,837	$10,135	$15,061	$393,654	$408,715	$74

Nonaccrual Loans

Commercial, construction and commercial real estate loans are placed on non-accrual status under the following circumstances:

-	When there is doubt regarding the full repayment of interest and principal.

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
The following is a summary of nonaccrual loan balances at June 30, 2012 and December 31, 2011.

	June 30,	December 31,
	2012	2011
Commercial and Business Loans	$8,385	$4,722
Government Program Loans	107	358
Total Commercial and Industrial	8,492	5,080

Commercial Real Estate Loans	3,771	3,946
Residential Mortgages	37	43
Home Improvement and Home Equity Loans	111	0
Total Real Estate Mortgage	3,919	3,989

Total RE Construction and Development Loans	4,679	9,014

Total Agricultural Loans	661	0

Consumer Loans	438	15
Overdraft protection Lines	0	0
Overdrafts	0	0
Total Installment	438	15

Commercial lease Financing	0	0

Total Loans	$18,189	$18,098

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

The following is a summary of impaired loans at June 30, 2012.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
June 30, 2012 (000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial and Business Loans	$9,929	$7,559	$2,240	$9,799	$166	$7,586
Government Program Loans	465	107	0	107	0	181
Total Commercial and Industrial	10,394	7,666	2,240	9,906	166	7,767

Commercial Real Estate Term Loans	7,971	2,780	4,922	7,702	517	7,937
Single Family Residential Loans	3,863	654	3,172	3,826	153	3,623
Home Improvement and Home Equity Loans	12	12	0	12	0	$28
Total Real Estate Mortgage	11,846	3,446	8,094	11,540	670	11,588

Total RE Construction and Development Loans	6,253	6,148	0	6,148	0	9,700

Total Agricultural Loans	999	719	0	719	0	1,524

Consumer Loans	92	89	0	89	0	127
Overdraft protection Lines	0	0	0	0	0	$0
Overdrafts	0	0	0	0	0	$0
Total Installment/other	92	89	0	89	0	127

Commercial Lease Financing	0	0	0	0	0	0

Total Impaired Loans	$29,584	$18,068	$10,334	$28,402	$836	$30,706

The following is a summary of impaired loans at December 31, 2011.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
December 31, 2011 (000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial and Business Loans	$6,521	$4,002	$2,425	$6,427	$112	$11,102
Government Program Loans	704	212	0	212	0	301
Total Commercial and Industrial	7,225	4,214	2,425	6,639	112	11,403

Commercial Real Estate Loans	8,457	4,209	4,094	8,303	523	7,258
Residential Mortgages	3,569	494	3,037	3,531	166	3,619
Home Improvement and Home Equity Loans	36	22	15	37	1	96
Total Real Estate Mortgage	12,062	4,725	7,146	11,871	690	10,973

Total RE Construction and Development Loans	11,535	9,014	2,418	11,432	71	17,184

Total Agricultural Loans	2,445	61	1,792	1,853	381	2,139

Consumer Loans	88	87	0	87	0	184
Overdraft protection Lines	0	0	0	0	0	0
Overdrafts	0	0	0	0	0	0
Total Installment	88	87	0	87	0	184

Commercial Lease Financing	0	0	0	0	0	55

Total Impaired Loans	$33,355	$18,101	$13,781	$31,882	$1,254	$41,938

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

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for June 30, 2012 and December 31, 2011:

June 30, 2012	Commercial		RE
	and Lease	Commercial	Construction
(000's)	Financing	RE	and Development	Agricultural	Total
Grades 1and 2	$456	$0	$0	$0	$456
Grade 3	1,656	6,895	876	0	9,427
Grades 4 and 5 – pass	122,358	118,276	32,899	28,296	301,829
Grade 6 – special mention	10,452	919	0	0	11,371
Grade 7 – substandard	8,765	6,422	16,858	661	32,706
Grade 8 – doubtful	0	0	0	0	0
Total	$143,687	$132,512	$50,633	$28,957	$355,789

December 31, 2011	Commercial		RE
	and Lease	Commercial	Construction
(000's)	Financing	RE	and Development	Agricultural	Total
Grades 1and 2	$725	$0	$0	$40	$765
Grade 3	184	7,026	897	0	8,107
Grades 4 and 5 – pass	149,815	104,468	28,596	33,990	316,869
Grade 6 – special mention	10,431	749	0	0	11,180
Grade 7 – substandard	5,320	6,614	20,907	1,781	34,622
Grade 8 – doubtful
Total	$166,475	$118,857	$50,400	$35,811	$371,543

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogenous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogenous loans for June 30, 2012 and December 31, 2011:

	June 30, 2012				December 31, 2011
	Single	Home Improvement			Single	Home Improvement
(000's)	family Residential	and Home Equity	Installment	Total	family Residential	and Home Equity	Installment	Total
Not graded	$19,690	$1,748	$9,771	$31,209	$18,858	$1,801	$9,615	$30,274
Pass	5,358	21	1,779	7,158	4,796	22	1,163	5,981
Special Mention	0	0	47	47	0	0	423	423
Substandard	368	12	498	878	377	36	81	494
Total	$25,416	$1,781	$12,095	$39,292	$24,031	$1,859	$11,282	$37,172

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

The following summarizes the activity in the allowance for credit losses by loan category for the six and three months ended June 30, 2012.

	Commercial	Real	RE			Commercial
Six Months Ended	and	Estate	Construction		Installment	Lease
June 30, 2012 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$6,787	$1,416	$4,579	$508	$116	$1	$241	$13,648
Provision for credit losses	(2,521)	(313)	1,231	1,938	344	2	325	1,006

Charge-offs	(763)	(53)	(10)	(2,169)	(137)	0	0	(3,132)
Recoveries	61	4	0	0	23	0	0	88
Net charge-offs	(702)	(49)	(10)	(2,169)	(114)	0	0	(3,044)

Ending balance	$3,564	$1,054	$5,800	$277	$346	$3	$566	$11,610
Period-end amount allocated to:
Loans individually evaluated for impairment	$166	$670	$0	$0	$0	$0	$0	$836
Loans collectively evaluated for impairment	3,398	384	5,800	277	346	3	566	10,774
Ending balance	$3,564	$1,054	$5,800	$277	$346	$3	$566	$11,610

	Commercial	Real	RE			Commercial
Three Months Ended	and	Estate	Construction		Installment	Lease
June 30, 2012 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$5,220	$1,472	$4,523	$1,116	$87	$1	$631	$13,050
Provision for credit losses	(1,533)	(401)	1,287	1,330	384	2	(65)	1,004

Charge-offs	(146)	(20)	(10)	(2,169)	(135)	0	0	(2,480)
Recoveries	23	3	0	0	10	0	0	36
Net charge-offs	(123)	(17)	(10)	(2,169)	(125)	0	0	(2,444)

Ending balance	$3,564	$1,054	$5,800	$277	$346	$3	$566	$11,610
Period-end amount allocated to:
Loans individually evaluated for impairment	$166	$670	$0	$0	$0	$0	$0	$836
Loans collectively evaluated for impairment	3,398	384	5,800	277	346	3	566	10,774
Ending balance	$3,564	$1,054	$5,800	$277	$346	$3	$566	$11,610

The following summarizes the activity in the allowance for credit losses by loan category for the six and three months ended June 30, 2011.

Six Months Ended	Commercial	Real	RE			Commercial
June 30, 2011 (in 000's)	and	Estate	Construction		Installment	Lease
(As Restated)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$8,209	$1,620	$5,763	$850	$49	$3	$26	$16,520
Provision for credit losses	5,791	281	3,966	(100)	36	103	(26)	10,051

Charge-offs	(6,897)	(406)	(5,480)	(537)	(20)	(100)		(13,440)
Recoveries	72	0	607	66	3	0		748
Net charge-offs	(6,825)	(406)	(4,873)	(471)	(17)	(100)	0	(12,692)

Ending balance	$7,175	$1,495	$4,856	$279	$68	$6	$0	$13,879
Period-end amount allocated to:
Loans individually evaluated for impairment	$652	$467	$978	$149	$23	$0	$0	$2,269
Loans collectively evaluated for impairment	6,523	1,028	3,878	130	45	6	0	11,610
Ending balance	$7,175	$1,495	$4,856	$279	$68	$6	$0	$13,879

Three Months Ended	Commercial	Real	RE			Commercial
June 30, 2011 (in 000's)	and	Estate	Construction		Installment	Lease
(As Restated)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	8,337	$1,574	$6,059	$381	$80	$24	$290	$16,745
Provision for credit losses	5,621	300	3,668	(147)	5	4	(290)	9,161

Charge-offs	(6,826)	(379)	(5,478)	(1)	(18)	(22)	0	(12,724)
Recoveries	43	0	607	46	1	0	0	697
Net charge-offs	(6,783)	(379)	(4,871)	45	(17)	(22)	0	(12,027)

Ending balance	$7,175	$1,495	$4,856	$279	$68	$6	$0	$13,879
Period-end amount allocated to:
Loans individually evaluated for impairment	$652	$467	$978	$149	$23	$0	$0	$2,269
Loans collectively evaluated for impairment	6,523	1,028	3,878	130	45	6	0	11,610
Ending balance	$7,175	$1,495	$4,856	$279	$68	$6	$0	$13,879

The following summarizes information with respect to the loan balances at June 30, 2012 and December 31, 2011.

	June 30, 2012			December 31, 2011
	Loans	Loans		Loans	Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
(000's)	for Impairment	for Impairment	Loans	for Impairment	for Impairment	Loans
Commercial and Business Loans	$9,799	$131,358	$141,157	$6,427	$157,015	$163,442
Government Program Loans	107	$2,393	2,500	212	2,772	2,984
Total Commercial and Industrial	9,906	$133,751	143,657	6,639	159,787	166,426

Commercial Real Estate Loans	7,702	$124,810	132,512	8,303	110,554	118,857
Residential Mortgage Loans	3,826	$21,590	25,416	3,531	20,500	24,031
Home Improvement and Home Equity Loans	12	$1,769	1,781	37	1822	1,859
Total Real Estate Mortgage	11,540	$148,169	159,709	11,871	132,876	144,747

Total RE Construction and Development Loans	6,148	$44,485	50,633	11,432	38,968	50,400

Total Agricultural Loans	719	$28,238	28,957	1,853	33,958	35,811

Total Installment Loans	89	$12,006	12,095	87	11,195	11,282

Commercial Lease Financing	0	$30	30	0	49	49

Total Loans	$28,402	$366,679	$395,081	$31,882	$376,833	$408,715

4.	Deposits

Deposits include the following:

	June 30,	December 31,
(In thousands)	2012	2011
Noninterest-bearing deposits	$197,052	$224,907
Interest-bearing deposits:
NOW and money market accounts	173,163	165,937
Savings accounts	40,041	40,099
Time deposits:
Under $100,000	38,417	53,271
$100,000 and over	76,329	90,213
Total interest-bearing deposits	327,950	349,520
Total deposits	$525,002	$574,427

Total brokered deposits included in time deposits above	$30,457	$49,261

5.	Short-term Borrowings/Other Borrowings

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of June 30, 2012 (in 000’s):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
AFS Securities (2):
U.S. government agencies	22,829		22,829
U.S. government agency CMO’s	4,412		4,412
Residential mortgage obligations	8,312			$8,312
Total AFS securities	35,553		27,241	8,312
Impaired loans (1):
Commercial and industrial	9,740			9,740
Real estate mortgage	10,870			10,870
RE construction & development	6,148			6,148
Agricultural	719			719
Installment/Other	89			89
Total impaired loans	27,566			27,566
Other real estate owned (1)	23,894			23,894
Total	$87,013	$0	$27,241	$59,772

(1)	Nonrecurring
(2)	Recurring

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt (2)	$9,276			$9,276
Total	$9,276			$9,276

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

Item2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	6/30/12	12/31/11	6/30/11
Loans and Leases	76.88%	76.39%	77.01%
Investment securities available for sale	7.16%	8.80%	9.05%
Interest-bearing deposits in other banks	0.41%	0.43%	0.45%
Interest-bearing deposits in FRB	15.55%	14.38%	13.49%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	14.60%	11.80%	11.61%
Money market accounts	35.00%	30.43%	29.36%
Savings accounts	11.91%	9.67%	9.17%
Time deposits	35.92%	40.21%	41.17%
Other borrowings	0.00%	5.43%	6.21%
Subordinated debentures	2.57%	2.46%	2.48%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

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

Total noninterest income of $4.6 million reported for the six months ended June 30, 2012 increased $2.3 million or 98.0% as compared to the six months ended June 30, 2011. Noninterest income continues to be driven by customer service fees, which totaled $1.8 million for the six months ended June 30, 2012, however the increase in noninterest income between the six months ended June 30, 2012 and June 30, 2011, was primarily the result of increases of $1.8 million in the gain on sale of investments as well as the increase in the gain on sale of other real estate owned of $385,000 between the two six-month periods. The gain on sale of investments was related to the sale of income tax credits, the benefit of which was delayed due to the bank’s sizeable net operating loss carry-forwards. The sale effectively saves the Bank $470,000 of amortization expense over each of the next 3 years, as well as generated the gain in 2012.

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

During the first six months of 2012, decreases of $22.8 million and $6.9 million were experienced in commercial and industrial loans and agricultural loans, respectively. Real estate mortgage loans increased $15.0 million or 10.3% during the first six months of 2012. There was also a small decrease in commercial lease financing and small increases in real estate construction and installment loans.

The following table sets forth the amounts of loans outstanding by category at June 30, 2012 and December 31, 2011, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	June 30, 2012		December 31, 2011
	Dollar	% of	Dollar	% of	Net	%
(In thousands)	Amount	Loans	Amount	Loans	Change	Change
Commercial and industrial	$143,657	36.4%	$166,426	40.7%	$(22,769)	-13.68%
Real estate – mortgage	159,709	40.4%	144,747	35.4%	14,962	10.34%
RE construction & development	50,633	12.8%	50,400	12.3%	233	.46%
Agricultural	28,957	7.3%	35,811	8.8%	(6,854)	-19.14%
Installment/other	12,095	3.1%	11,282	2.8%	813	7.21%
Commercial lease financing	30	0.0%	49	0.0%	(19)	-38.78%
Total Gross Loans	$395,081	100.0%	$408,715	100.0%	$(13,634)	-3.34%

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

	June 30,	December 31,
(in 000's)	2012	2011
Specific allowance – impaired loans	$836	$1,254
Formula allowance – classified loans not impaired	5,974	4,049
Formula allowance – special mention loans	30	450
Total allowance for special mention and classified loans	6,840	5,753

Formula allowance for pass loans	4,204	7,654
Unallocated allowance	566	241
Total allowance for loan losses	$11,610	$13,648

Impaired loans	28,402	$31,882
Classified loans not considered impaired	12,543	12,120
Total classified loans	$40,945	$44,002
Special mention loans	$11,418	$11,603

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

	Balance	Reserve	Balance	Reserve
(in 000’s)	6/30/2012	6/30/2012	12/31/2011	12/31/2011
Commercial and industrial	$9,906	$166	$6,639	$112
Real estate – mortgage	11,540	670	11,871	690
RE construction & development	6,148	0	11,432	71
Agricultural	719	0	1,853	381
Installment/other	89	0	87	0
Commercial lease financing	0	0	0	0
Total Impaired Loans	$28,402	$836	$31,882	$1,254

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

		Nonaccrual
	Total TDR's	TDR's	Accruing TDR's
(in thousands)	June 30, 2012	June 30, 2012	June 30, 2012
Commercial and industrial	$2,359	$970	$1,389
Real estate - mortgage:
Commercial real estate	6,355	2,430	3,925
Residential mortgages	3,774	0	3,774
Home equity loans	12	12	0
Total real estate mortgage	10,141	2,442	7,699
RE construction & development	4,147	2,680	1,467
Agricultural	57	0	57
Installment/other	59	21	38
Commercial lease financing	0	0	0
Total Troubled Debt Restructurings	$16,763	$6,113	$10,650

	Total TDR's	Nonaccrual TDR's	Accruing TDR's
(in thousands)	December 31, 2011	December 31, 2011	December 31, 2011
Commercial and industrial	$2,619	$1,084	$1,535
Real estate - mortgage:
Commercial real estate	6,850	2,506	4,344
Residential mortgages	3,477	0	3,477
Home equity loans	36	15	21
Total real estate mortgage	10,363	2,521	7,842
RE construction & development	6,035	3,620	2,415
Agricultural	0	0	0
Installment/other	34	0	34
Commercial lease financing	0	0	0
Total Troubled Debt Restructurings	$19,051	$7,225	$11,826

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

The following table summarizes special mention loans by type at June 30, 2012 and December 31, 2011.

(in thousands)	June 30, 2012	Dec 31, 2011
Commercial and industrial	$10,452	$10,431
Real estate - mortgage:
Commercial real estate	919	749
Residential mortgages	0	0
Home equity loans	0	0
Total real estate mortgage	919	749
RE construction & development	0	0
Agricultural	0	0
Installment/other	47	423
Commercial lease financing	0	0
Total Special Mention Loans	$11,418	$11,603

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

Table 7. Allowance for Credit Losses - Summary of Activity

	June 30,	June 30,
(In thousands)	2012	2011 (As restated)

Total loans outstanding at end of period before deducting allowances for credit losses	$394,563	$423,436
Average loans outstanding during period	399,572	434,307

Balance of allowance at beginning of period	13,648	16,520
Loans charged off:
Real estate	(63)	(5,886)
Commercial and industrial	(2,932)	(7,434)
Commercial lease financing		(100)
Installment and other	(137)	(20)
Total loans charged off	(3,132)	(13,440)
Recoveries of loans previously charged off:
Real estate	4	607
Commercial and industrial	61	138
Commercial lease financing	0	0
Installment and other	23	3
Total loan recoveries	88	748
Net loans charged off	(3,044)	(12,692)

Provision charged to operating expense	1,006	10,051
Balance of allowance for credit losses at end of period	$11,610	$13,879

Net loan charge-offs to total average loans (annualized)	1.54%	5.89%
Net loan charge-offs to loans at end of period (annualized)	1.55%	6.04%
Allowance for credit losses to total loans at end of period	2.94%	3.28%
Net loan charge-offs to allowance for credit losses (annualized)	52.84%	184.44%
Net loan charge-offs to provision for credit losses (annualized)	302.32%	126.29%

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

Table 8. Nonperforming Assets

	June 30,	December 31,
(In thousands)	2012	2011
Nonaccrual Loans	$18,189	$18,098
Restructured Loans (1)	10,650	11,885
Total nonperforming loans	28,839	29,983
Other real estate owned	23,894	27,091
Total nonperforming assets	$52,733	$57,074

Loans past due 90 days or more, still accruing	$209	$74
Nonperforming loans to total gross loans	7.31%	7.34%
Nonperforming assets to total assets	8.72%	13.96%
Allowance for loan losses to nonperforming loans	40.26%	45.52%

(1)	Included in nonaccrual loans at June 30, 2012 and December 31, 2011 are restructured loans totaling $6.1 million and $7.2 million, respectively.

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

	Balance	Balance	Change from
Nonaccrual Loans (in 000's):	June 30, 2012	December 31, 2011	December 31, 2011
Commercial and industrial	$8,492	$5,080	$3,412
Real estate - mortgage	3,919	3,989	(70)
RE construction & development	4,679	9,014	(4,335)
Agricultural	661	0	661
Installment/other	438	15	423
Commercial lease financing	0	0	0
Total Nonaccrual Loans	$18,189	$18,098	$91

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

United Security Bancshares

Date: September 7, 2012	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Ken L Donahue
Ken L. Donahue
Chief Administrative Officer/Chief Financial Officer/Principle Accounting Officer