Form 10-Q
period 2012-09-30
UNITED SECURITY BANCSHARES
filed 2012-11-14
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO _________

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
 (Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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
Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of October 31, 2012: 13,941,817

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
September 30, 2012 and December 31, 2011

	September 30,	December 31,
(in thousands except shares)	2012	2011
Assets
Cash and due from banks	$21,859	$28,052
Cash and due from FRB	119,661	96,132
Cash and cash equivalents	141,520	124,184
Interest-bearing deposits in other banks	1,506	2,187
Investment securities available for sale (at fair value)	42,157	38,458
Loans and leases	376,077	408,715
Unearned fees	(387)	(569)
Allowance for credit losses	(11,160)	(13,648)
Net loans	364,530	394,498
Accrued interest receivable	1,620	1,946
Premises and equipment – net	12,495	12,675
Other real estate owned	23,487	27,091
Intangible assets	304	553
Goodwill	4,488	4,488
Cash surrender value of life insurance	16,552	16,150
Investment in limited partnerships	3,649	4,149
Deferred income taxes - net	10,862	11,485 11,485
Other assets	10,461	13,468
Total assets	$633,631	$651,332

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$212,699	$224,907
Interest bearing	338,357	349,520
Total deposits	551,056	574,427

Accrued interest payable	94	111
Accounts payable and other liabilities	5,292	5,594
Junior subordinated debentures (at fair value)	9,515	9,027
Total liabilities	565,957	589,159

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 13,941,817 and 13,531,832issued and outstanding, in 2012 and 2011, respectively	42,432	41,435
Retained earnings	25,054	21,447
Accumulated other comprehensive income (loss)	188	(709)
Total shareholders' equity	67,674	62,173
Total liabilities and shareholders' equity	$633,631	$651,332

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended September 30,		Nine months ended September 30,
(In thousands except shares and EPS)	2012	2011	2012	2011
Interest Income:
Loans, including fees	$5,670	$6,378	$17,678	$19,235
Investment securities – AFS – taxable	397	507	1,375	1,644
Interest on deposits in FRB	62	43	157	137
Interest on deposits in other banks	2	9	22	29
Total interest income	6,131	6,937	19,232	21,045
Interest Expense:
Interest on deposits	441	615	1,356	2,051
Interest on other borrowings	68	82	207	250
Total interest expense	509	697	1,563	2,301
Net Interest Income Before Provision for Credit Losses	5,622	6,240	17,669	18,744
Provision for Credit Losses	4	2,446	1,010	12,497
Net Interest Income	5,618	3,794	16,659	6,247
Noninterest Income:
Customer service fees	902	956	2,700	2,717
Increase in cash surrender value of bank-owned life insurance	147	143	427	424
Gain (Loss) on sale of other real estate owned	49	(85)	386	(129)
(Loss) Gain on fair value of financial liability	(171)	1,923	(284)	1,778
Gain (Loss) on sale of securities	(10)	11	(10)	11
Gain on sale of other investment	0	0	1,807	0
Other	218	342	599	791
Total noninterest income	1,135	3,290	5,625	5,592
Noninterest Expense:
Salaries and employee benefits	2,078	2,263	6,676	6,804
Occupancy expense	1,004	864	2,608	2,666
Data processing	15	14	53	57
Professional fees	408	642	1,092	2,061
Regulatory assessments	275	366	1,058	1,354
Director fees	61	57	196	173
Amortization of intangibles	79	151	248	471
Correspondent bank service charges	75	73	235	227
Impairment loss on core deposit intangible	0	0	0	36
Impairment loss on goodwill	0	0	0	1,489
Impairment loss on investment securities (cumulative total other-than-temporary loss of $3.6 million,net of $1.3 million recognized in other comprehensive loss, pre-tax)	113	308	284	308
Impairment loss on OREO	0	885	0	2,007
Loss on California tax credit partnership	23	104	207	313
OREO expense	(42)	1,783	624	2,734
Other	520	633	1,722	1,740
Total noninterest expense	4,609	8,143	15,003	22,440
Income (Loss) Before Provision for Taxes	2,144	(1,059)	7,281	(10,601)
Provision (Benefit)for Taxes on Income	778	401	2,690	(3,148)
Net Income (Loss)	$1,366	$(1,460)	$4,591	$(7,453)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, and past service costs of employee benefit plans – net of income tax expense (benefit) of $324, $14, $597 and $(292).	487	20	897	(438)
Comprehensive Income (Loss)	$1,853	$(1,440)	$5,488	$(7,891)
Net Income (Loss) per common share
Basic	$0.10	$(0.10)	$0.33	$(0.53)
Diluted	$0.10	$(0.10)	$0.33	$(0.53)
Shares on which net income per common shares
were based
Basic	13,941,817	13,941,817	13,941,817	13,941,817
Diluted	13,941,817	13,941,817	13,941,817	13,941,817

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock	Common stock		Accumulated
	Number		Retained	Other Comprehensive
(In thousands except shares)	of Shares	Amount	Earnings	Income (Loss)	Total
Balance January 1, 2011	13,003,849	39,869	33,807	(406)	73,270
Net changes in unrealized loss on available for sale securities (net of income tax expense of $307)				(441)	(441)
Net changes in unrecognized past service Cost on employee benefit plans (net of income tax benefit of $2)				4	4
Common stock dividends	393,998	1,246	(1,246)		0
Stock-based compensation expense		14			14
Net Income			(7,453)		(7,453)
Balance September 30, 2011	13,397,847	$41,129	$25,108	$(843)	$65,394
Net changes in unrealized loss on available for sale securities (net of income tax benefit of $155)				213	213
Net changes in unrecognized past service Cost on employee benefit plans (net of income tax expense of $54)				(79)	(79)
Common stock dividends	133,985	302	(302)
Stock-based compensation expense		4			4
Net Loss			(3,359)		(3,359)
Balance December 31, 2011	13,531,832	41,435	21,447	(709)	62,173
Net changes in unrealized loss on available for sale securities (net of income tax expense of $597)				897	897
Common stock dividends	409,985	984	(984)
Stock-based compensation expense		13			13
Net Income			4,591		4,591
Balance September 30, 2012	13,941,817	42,432	25,054	188	67,674

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2012	2011
Cash Flows From Operating Activities:
Net Income (Loss)	$4,591	$(7,453)
Adjustments to reconcile net income:to cash provided by operating activities:
Provision for credit losses	1,010	12,497
Depreciation and amortization	1,196	1,347
Accretion of investment securities	(150)	(50)
Decrease in accrued interest receivable	326	267
(Decrease) in accrued interest payable	(17)	(88)
(Increase) Decrease in accounts payable and accrued liabilities	(270)	1,977
(Decrease) increase in unearned fees	(182)	(143)
Increase (Decrease) in income taxes payable	2,754	(3,643)
Stock-based compensation expense	17	14
Deferred Income Taxes	25	0
(Gain) loss on sale of other real estate owned	(386)	129
Impairment loss on other real estate owned	0	2,007
Impairment loss on core deposit intangible	0	36
Impairment loss on investment securities	284	308
Impairment loss on investment in bank stock	76	0
Impairment loss on goodwill	0	1,489
Increase in surrender value of life insurance	(427)	(399)
Loss on fair value option of financial liabilities	488	(1,778)
Loss on tax credit limited partnership interest	207	313 418106
Gain (loss) on sale of investment securities	10	(11)
Gain on sale of other investment	(1,807)	0
Net decrease in other assets	(270)	549
Net cash provided by operating activities	7,477	7,368

Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with banks	681	2,218
Redemption of correspondent bank stock	438	450
Maturities, calls and principal payments of available-for-sale securities	5,088	12,073
Purchases of available-for-sale securities	(11,022)	(8,561)
Net decrease in loans	29,139	6,802
Cash proceeds from sales of other real estate owned	3,988	4,571
Cash proceeds from sale of other investment	2,174	0
Cash proceeds from sale of premises and equipment	36	0
Cash proceeds from sale of investment securities	3,508
SERP distributions	(31)	0
Investment in limited partnership	0	(16)
Premiums paid on life insurance	0	(125)
Capital expenditures for premises and equipment	(769)	(630)
Net cash provided by investing activities	33,230	16,782

Cash Flows From Financing Activities:
Net (decrease) increase in demand deposits and savings accounts	10,752	52,491
Net decrease in certificates of deposit	(34,123)	(47,601)
Decrease in other borrowings	0	(7,000)
Net cash used in financing activities	(23,371)	(2,110)

Net (decrease) in cash and cash equivalents	17,336	22,040
Cash and cash equivalents at beginning of period	124,184	98,430
Cash and cash equivalents at end of period	$141,520	$120,470

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

2.	Investment Securities Available for Sale and Other Investments

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of September 30, 2012 and December 31, 2011:

(In thousands)		Gross	Gross	Fair Value
September 30, 2012:	Amortized	Unrealized	Unrealized	(Carrying
Securities available for sale:	Cost	Gains	Losses	Amount)
U.S. Government agencies	$24,319	$1,066	$(1)	$25,384
U.S. Government collateralized mortgage obligations	3,659	293	0	3,952
Residential mortgage obligations	9,208	0	(394)	8,814
Mutual Funds	4,000	7		4,007
Total securities available for sale	$41,186	$1,366	$(395)	$42,157

		Gross	Gross	Fair Value
December 31, 2011:	Amortized	Unrealized	Unrealized	(Carrying
Securities available for sale:	Cost	Gains	Losses	Amount)
U.S. Government agencies	$23,680	$1,377	$(7)	$25,050
U.S. Government collateralized mortgage obligations	5,010	425	0	5,435
Residential mortgage obligations	10,238	0	(2,265)	7,973
Total securities available for sale	$38,928	$1,802	$(2,272)	$38,458

The amortized cost and fair value of securities available for sale at September 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	September 30, 2012
	Amortized	Fair Value
(In thousands)	Cost	(Carrying Amount)
Due in one year or less	$7,603	$7,633
Due after one year through five years	9,285	9,349
Due after five years through ten years	3,021	3,278
Due after ten years	8,411	9,132
Collateralized mortgage obligations	12,866	12,765
	$41,186	$42,157

There were realized losses on sales of available-for-sale securities of $10,000 and $11,000 during the nine months ended September 30, 2012 and 2011, respectively. There were other-than-temporary impairment losses of $112,000 and $284,000 on certain of the Company’s private label mortgage-backed securities for the three and nine months ended September 30, 2012, respectively. There were other-than-temporary impairment losses of $308,000 for the nine months ended September 30, 2011.

At September 30, 2012 available-for-sale securities with an amortized cost of approximately $11.9 million (fair value of 12.8 million) were pledged as collateral for FHLB borrowings and public funds balances.

The Company had no held-to-maturity or trading securities at September 30, 2012 or December 31, 2011.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities:

	Less than 12 Months		12 Months or More			Total
(In thousands)	Fair Value		Fair Value		Fair Value
September 30, 2012:	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$5,142	$(1)	$0	$0	$5,142	$(1)
U.S. Government agency collateral mortgage obligations	0	0	0	0	0	0
Residential mortgage obligations	0	0	9,208	(394)	9,208	(394)
Total impaired securities	$5,142	$(1)	$9,208	$(394)	$14,350	$(395)

December 31, 2011:
Securities available for sale:
U.S. Government agencies	$2,143	$(7)	$0	$0	$2,143	$(7)
U.S. Government agency collateral mortgage obligations	0	0	0	0	0	0
Residential mortgage obligations	0	0	7,994	(2,265)	7,994	(2,265)
Total impaired securities	$2,143	$(7)	$7,994	$(2,265)	$10,137	$(2,272)

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

At September 30, 2012, the decline in market value for all but three (see below) of the impaired securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is not more likely than not it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

At September 30, 2012, the Company had three private label mortgage-backed securities which have been impaired more than twelve months. The three private label mortgage-backed securities had an aggregate fair value of $8.8 million and unrealized losses of approximately $1.3 million at September 30, 2012. All three private label mortgage-backed securities were rated less than high credit quality at September 30, 2012. The Company evaluated these three private label mortgage-backed securities for OTTI by comparing the present value of expected cash flows to previous estimates to determine whether there had been adverse changes in cash flows during the period. The OTTI evaluation was conducted utilizing the services of a third party specialist and consultant in Mortgage Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO) products. The cash flow assumptions used in the evaluation at September 30, 2012 utilized a discounted cash flow valuation technique applying a “Liquidation Scenario” whereby loans are evaluated by delinquency and are assigned probability of default and loss factors deemed appropriate in the current economic environment. The liquidation scenario assumes that all loans 60 or more days past due are liquidated and losses are realized over a period of between six and twenty-four months based upon current 3-month trailing loss severities obtained from reputable financial data sources. In determining fair value under the discounted cash flow analysis, all loans within the mortgage pools, including those less than 60 or more past due, are evaluated for other-than-temporary impairment utilizing the following components:

-	Collateral Cash Flows: Loan level cash flows are evaluated based upon estimated prepayment speeds, default rates, and estimated loss severities of liquidated assets.

-	Prepayment Assumptions: Prepayment speeds are based upon the borrower’s incentive to pay as well as their ability to pay based upon their credit. In addition, CPR and CRR rates are evaluated.

-
Default Rates: The default assumptions are vectored and are expressed as conditional default rates (CDR), which are based upon the current status of the loan. The model assumes that the 60 day plus population will move to repossession inventory subject to loss migration assumptions and liquidate over the next 24 months.  Defaults vector from month 25 to month 36 to the month 37 CDR value.  The loans less than 60 days delinquent influence the month 37 CDR value.  The default assumptions continue from month 37 but vector down over an extended period of at least 15 years from the valuation date. Default rate assumptions are benchmarked to the recent results experienced by major servicers of non-Agency MBS for securities with similar attributes and forecasts from the industry experts and industry research.

-
Loss Severity: Estimates of loss severity for each loan are based upon initial LTV ratios, loan’s lien position, mortgage insurance coverage, and any change in the property’s price since loan was originated.

-
Bond Waterfall: With other components of the individual loans within the collateralized mortgage pools evaluated, the cash flows are allocated to securities based upon contractual waterfall rules provided in the securities prospectus.

-
Internal Rate of Return: Future estimated cash flow streams are discounted at pre-tax yield rates calculated using both credit and non-credit components to determine what the required IRR’s would be for similar securities in a market that is generally illiquid.

 As a result of the impairment evaluation, the Company determined that there had been adverse changes in cash flows in all three of the private label mortgage-backed securities, and concluded that these three private label mortgage-backed securities were other-than-temporarily impaired. At September 30, 2012, the three private label mortgage-backed securities had cumulative other-than-temporary-impairment losses of $2.6 million, $394,000 of which was recorded in other comprehensive loss. During the nine months ended September 30, 2012, the company recorded OTTI impairment expense of $284,000 on the three private label mortgage-backed securities. During the nine months ended September 30, 2011, the company recorded OTTI impairment expense of $308,000. These three private label mortgage-backed securities remained classified as available for sale at September 30, 2012.

The following table details the three private label mortgage-backed securities with other-than-temporary-impairment, their credit rating at September 30, 2012, the related credit losses recognized in earnings during the quarter, and impairment losses in other comprehensive loss:

September 30, 2012 (in 000’s)	RALI 2006-QS1G A10	RALI 2006 QS8 A1	CWALT 2007- 8CB A9
	Rated D	Rated D	Rated CCC	Total
Amortized cost – before OTTI	$3,611	$1,101	$6,747	$11,459

Credit loss	(771)	(232)	(1,248)	(2,251)
Other impairment (OCI)	(124)	(5)	(265)	(394)
Carrying amount – September 30, 2012	$2,716	$864	$5,234	$8,814

Total impairment - September 30, 2012	$(895)	$(237)	$(1,513)	$(2,645)

The total other comprehensive loss (OCI) balance of $394,000 in the above table is included in unrealized losses of 12 months or more at September 30, 2012.

The following table summarizes amounts related to credit losses recognized in earnings for the nine months and quarters ended September 30, 2012 and 2011.

	Nine months ended	Nine months ended	Three Months Ended	Three Months Ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Beginning balance - credit losses	2,257	$1,507	$2,277	$1,507
Additions:
Initial credit impairments	0	0	0	0
Subsequent credit impairments	284	308	113	308
Reductions:
For securities sold or credit losses realized on principal payments	(290)	(79)	(139)	(79)
Due to change in intent or requirement to sell		0	0	0
For increase expected in cash flows		0	0	0
Ending balance - credit losses	$2,251	$1,736	$2,251	$1,736

3.	Loans and Leases

Loans are comprised of the following:

	September 30,	December 31,
(In thousands)	2012	2011
Commercial and business loans	$121,899	$163,442
Government program loans	2,339	2,984
Total commercial and industrial	$124,238	$166,426
Real estate – mortgage:
Commercial real estate	124,755	118,857
Residential mortgages	24,201	24,031
Home Improvement and Home Equity loans	1,768	1,859
Total real estate mortgage	150,724	144,747
RE construction and development	66,301	50,400
Agricultural	22,878	35,811
Installment	11,915	11,282
Commercial lease financing	21	49
Total Loans	$376,077	$408,715

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County, although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 33.0% of total loans at September 30, 2012 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans generally comes from the cash flow of the borrower.

Real estate mortgage loans, representing 40.1% of total loans at September 30, 2012, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower.

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

Real estate construction and development loans, representing 17.6% of total loans at September 30, 2012, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 6.1% of total loans at September 30, 2012 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Commercial lease financing loans, representing less than 0.01% of total loans at September 30, 2012, consist of loans to small businesses, which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At September 30, 2012 and December 31, 2011, these financial instruments include commitments to extend credit of $70.9 million and $62.4 million, respectively, and standby letters of credit of $3.5 million and $2.5 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at September 30, 2012:

			Loans				Accruing
	Loans	Loans	90 or More				Loans 90 or
	30-60 Days	61-89 Days	Days	Total Past	Current	Total	More Days
September 30, 2012 (000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Commercial and Business Loans	$5,711	$200	$470	$6,381	$115,518	$121,899	$169
Government Program Loans	612	103	0	715	1,624	2,339	0
Total Commercial and Industrial	6,323	303	470	7,096	117,142	124,238	169

Commercial Real Estate Mortgage Loans	2,087	1,187	0	3,274	121,481	124,755	0
Residential Mortgage Loans	35	452	348	835	23,366	24,201	0
Home Improvement and Home Equity Loans	44	56	0	100	1,668	1,768	0
Total Real Estate Mortgage	2,166	1,695	348	4,209	146,515	150,724	0

Total RE Construction and Development Loans	0	0	2,098	2,098	64,203	66,301	0

Total Agricultural Loans	0	0	0	0	22,878	22,878	0

Consumer Loans	111	54	0	165	11,588	11,753	0
Overdraft protection Lines	0	0	0	0	0	0	0
Overdrafts	0	0	0	0	162	162	0
Total Installment/other	111	54	0	165	11,750	11,915	0

Commercial Lease Financing	0	0	0	0	21	21	0

Total Loans	8,600	2,052	2,916	13,568	$362,509	$376,077	$169

The following is a summary of delinquent loans at December 31, 2011:

			Loans				Accruing
	Loans	Loans	90 or More				Loans 90 or
	30-60 Days	61-89 Days	Days	Total Past	Current	Total	More Days
December 31, 2011 (000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Commercial and Business Loans	$154	$191	$3,552	$3,897	$159,545	$163,442	$0
Government Program Loans	0	0	433	433	2,551	2,984	74
Total Commercial and Industrial	154	191	3,985	4,330	162,096	166,426	74

Commercial Real Estate Loans	1,248	2,514	0	3,762	115,095	118,857	0
Residential Mortgages	328	0	0	328	23,703	24,031	0
Home Improvement and Home Equity Loans	62	132	0	194	1,665	1,859	0
Total Real Estate Mortgage	1,638	2,646	0	4,284	140,463	144,747	0

Total RE Construction and Development Loans	0	0	6,150	6,150	44,250	50,400	0

Total Agricultural Loans	0	0	0	0	35,811	35,811	0
Consumer Loans	297	0	0	297	10,776	11,073	0
Overdraft protection Lines	0	0	0	0	85	85	0
Overdrafts	0	0	0	0	124	124	0
Total Installment	297	0	0	297	10,985	11,282	0

Commercial Lease Financing	0	0	0	0	49	49	0

Total Loans	$2,089	$2,837	$10,135	$15,061	$393,654	$408,715	$74

Nonaccrual Loans

Commercial, construction and commercial real estate loans are placed on non-accrual status under the following circumstances:

-	When there is doubt regarding the full repayment of interest and principal.

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

Nonaccrual loans totaled $10.5 million and $18.1 million at September 30, 2012 and December 31, 2011, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at September 30, 2012 or December 31, 2011.
The following is a summary of nonaccrual loan balances at September 30, 2012 and December 31, 2011.

	September 30,	December 31,
	2012	2011
Commercial and Business Loans	$1,363	$4,722
Government Program Loans	103	358
Total Commercial and Industrial	1,466	5,080

Commercial Real Estate Loans	3,709	3,946
Residential Mortgages	511	43
Home Improvement and Home Equity Loans	11	0
Total Real Estate Mortgage	4,231	3,989

Total RE Construction and Development Loans	4,200	9,014

Total Agricultural Loans	136	0

Consumer Loans	429	15
Overdraft protection Lines	0	0
Overdrafts	0	0
Total Installment	429	15

Commercial lease Financing	0	0

Total Loans	$10,462	$18,098

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

The following is a summary of impaired loans at September 30, 2012.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
September 30, 2012 (000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial and Business Loans	$3,386	$1,060	$2,179	$3,239	$152	$6,499
Government Program Loans	459	103	0	103	0	$162
Total Commercial and Industrial	3,845	1,163	2,179	3,342	152	6,661

Commercial Real Estate Term Loans	7,936	1,524	6,099	7,623	581	$7,859
Single Family Residential Loans	3,862	1,123	2,693	3,816	128	$3,672
Home Improvement and Home Equity Loans	11	11	0	11	0	$24
Total Real Estate Mortgage	11,809	2,658	8,792	11,450	709	11,555

Total RE Construction and Development Loans	5,765	4,200	1,460	5,660	6	$8,690

Total Agricultural Loans	505	193	0	193	0	$1,191

Consumer Loans	507	90	408	498	46	$220
Overdraft protection Lines	0	0	0	0	0	$0
Overdrafts	0	0	0	0	0	$0
Total Installment/other	507	90	408	498	46	220

Commercial Lease Financing	0	0	0	0	0	$0

Total Impaired Loans	$22,431	$8,304	$12,839	$21,143	$913	$28,317

The following is a summary of impaired loans at December 31, 2011.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
December 31, 2011 (000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial and Business Loans	$6,521	$4,002	$2,425	$6,427	$112	$11,102
Government Program Loans	704	212	0	212	0	301
Total Commercial and Industrial	7,225	4,214	2,425	6,639	112	11,403

Commercial Real Estate Loans	8,457	4,209	4,094	8,303	523	7,258
Residential Mortgages	3,569	494	3,037	3,531	166	3,619
Home Improvement and Home Equity Loans	36	22	15	37	1	96
Total Real Estate Mortgage	12,062	4,725	7,146	11,871	690	10,973

Total RE Construction and Development Loans	11,535	9,014	2,418	11,432	71	17,184

Total Agricultural Loans	2,445	61	1,792	1,853	381	2,139

Consumer Loans	88	87	0	87	0	184
Overdraft protection Lines	0	0	0	0	0	0
Overdrafts	0	0	0	0	0	0
Total Installment	88	87	0	87	0	184

Lease Financing	0	0	0	0	0	55

Total Impaired Loans	$33,355	$18,101	$13,781	$31,882	$1,254	$41,938

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructurings for which the loan is performing under the current contractual terms for a reasonable period of time, income is recognized under the accrual method.

The average recorded investment in impaired loans for the quarter ended September 30, 2012 and 2011 was $24.8 million and $39.0 million, while the average recorded investment in impaired loans for the nine months ended September 30, 2012 and 2011 was $28.3 million and $44.5 million, respectively.

Interest income recognized on impaired loans for the quarters ended September 30, 2012 and 2011 was approximately $113,000 and $165,000 respectively.  Interest income recognized on impaired loans during the nine months ended September 30, 2012 and 2011 was approximately $366,000 and $477,000, respectively.

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

For a restructured loan to return to accrual status there needs to be, among other factors, at least 6 months successful payment history. In addition, the Company performs a financial analysis of the credit to determine whether the borrower has the ability to continue to meet payments over the remaining life of the loan. This includes, but is not limited to, a review of financial statements and cash flow analysis of the borrower. Only after determination that the borrower has the ability to perform under the terms of the loans, will the restructured credit be considered for accrual status. Although the Company does not have a policy which specifically addresses when a loan may be removed from TDR classification, as a matter of practice, loans classified as TDR’s generally remain classified as such until the loan either reaches maturity or its outstanding balance is paid off.

The following tables illustrates TDR activity for the periods indicated:

	Nine months ended
	September 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings

Commercial and Business Loans	2	$156	$151
Government Program Loans	0	0	0
Commercial Real Estate Term Loans	5	992	914
Single Family Residential Loans	1	329	324
Home Improvement and Home Equity Loans	0	0	0
RE Construction and Development Loans	0	0	0
Agricultural Loans	0	0	56
Consumer Loans	0	0	20
Overdraft protection Lines	0	0	0
Commercial Lease Financing	0	0	0
Total Loans	7	$1,477	$1,465

	Nine months ended
	September 30, 2012
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that Defaulted

Commercial and Business Loans	0	$0
Government Program Loans	0	0
Commercial Real Estate Term Loans	0	0
Single Family Residential Loans	0	0
Home Improvement and Home Equity Loans	0	0
RE Construction and Development Loans	0	0
Agricultural Loans	0	0
Consumer Loans	0	0
Overdraft protection Lines	0	0
Commercial Lease Financing	0	0
Total Loans	0	$0

	Three Months Ended
	September 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings

Commercial and Business Loans	2	$156	$151
Government Program Loans	0	0	0
Commercial Real Estate Term Loans	0	0	0
Single Family Residential Loans	0	0	0
Home Improvement and Home Equity Loans	0	0	0
RE Construction and Development Loans	0	0	0
Agricultural Loans	0	0	0
Consumer Loans	0	0	0
Overdraft protection Lines	0	0	0
Commercial Lease Financing	0	0	0
Total Loans	2	$156	$151

	Three Months Ended
	September 30, 2012
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that Defaulted

Commercial and Business Loans	0	$0
Government Program Loans	0	0
Commercial Real Estate Term Loans	0	0
Single Family Residential Loans	0	0
Home Improvement and Home Equity Loans	0	0
RE Construction and Development Loans	0	0
Agricultural Loans	0	0
Consumer Loans	0	0
Overdraft protection Lines	0	0
Commercial Lease Financing	0	0
Total Loans	0	$0

	Nine months ended
	September 30, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings

Commercial and Business Loans	5	$2,240	$1,796
Government Program Loans	0	0	0
Commercial Real Estate Term Loans	2	3,329	3,223
Single Family Residential Loans	2	852	852
Home Improvement and Home Equity Loans	0	0	0
RE Construction and Development Loans	0	0	0
Agricultural Loans	0	0	0
Consumer Loans	2	130	103
Overdraft protection Lines	0	0	0
Commercial Lease Financing	0	0	0
Total Loans	11	$6,551	$5,974

	Nine months ended
	September 30, 2011
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that Defaulted

Commercial and Business Loans	2	$22
Government Program Loans	0	0
Commercial Real Estate Term Loans	0	0
Single Family Residential Loans	1	327
Home Improvement and Home Equity Loans	0	0
RE Construction and Development Loans	0	0
Agricultural Loans	0	0
Consumer Loans	1	16
Overdraft protection Lines	0	0
Commercial Lease Financing	0	0
Total Loans	4	$365

	Three Months Ended
	September 30, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings

Commercial and Business Loans	0	$0	$0
Government Program Loans	0	0	0
Commercial Real Estate Term Loans	1	1,924	1,500
Single Family Residential Loans	1	525	523
Home Improvement and Home Equity Loans	0	0	0
RE Construction and Development Loans	0	0	0
Agricultural Loans	0	0	0
Consumer Loans	0	0	0
Overdraft protection Lines	0	0	0
Commercial Lease Financing	0	0	0
Total Loans	2	$2,449	$2,023

	Three Months Ended
	September 30, 2011
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that Defaulted

Commercial and Business Loans	0	$0
Government Program Loans	0	0
Commercial Real Estate Term Loans	0	0
Single Family Residential Loans	0	0
Home Improvement and Home Equity Loans	0	0
RE Construction and Development Loans	0	0
Agricultural Loans	0	0
Consumer Loans	0	0
Overdraft protection Lines	0	0
Commercial Lease Financing	0	0
Total Loans	0	$0

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At September 30, 2012, the Company had 43 restructured loans totaling $16.2 million as compared to 41 restructured loans totaling $19.0 million at December 31, 2011.

The following tables summarize TDR activity by loan category for the nine and three months ended September 30, 2012.

Nine months ended
September 30 ,2012	Commercial				RE
	and	Commercial	Residential	Home	Construction		Installment	Lease
	Industrial	Real Estate	Mortgages	Equity	Development	Agricultural	& Other	Financing	Total
Beginning balance	$2,619	$6,850	$3,457	$36	$6,034	$0	$54	$0	$19,050

Defaults	0	0	0	0	0	0	0	0	0
Additions	151	914	324	0	0	56	20	0	1,465

Principal reductions	-308	-1,456	-135	-25	-2,375	0	-34	0	-4,333

Ending balance	$2,462	$6,308	$3,646	$11	$3,659	$56	$40	$0	$16,182

Allowance for loan loss	$152	$325	$128	$0	$6	$0	$0	$0	$611

Three months ended
September 30 ,2012	Commercial				RE
	and	Commercial	Residential	Home	Construction		Installment	Lease
	Industrial	Real Estate	Mortgages	Equity	Development	Agricultural	& Other	Financing	Total
Beginning balance	$2,359	$6,355	$3,774	$12	$4,147	$59	$58	$0	$16,763

Defaults	0	0	0	0	0	0	0	0	0
Additions	151	0	0	0	0	0	0	0	151

Principal reductions	-48	-47	-128	-1	-488	-1	-19	0	-732

Ending balance	$2,462	$6,308	$3,646	$11	$3,659	$56	$40	$0	$16,182

Allowance for loan loss	$152	$325	$128	$0	$6	$0	$0	$0	$611

The following tables summarize TDR activity by loan category for the nine and three months ended September 30, 2011.

Nine months ended
September 30 ,2011	Commercial				RE
	and	Commercial	Residential	Home	Construction		Installment	Lease
	Industrial	Real Estate	Mortgages	Equity	Development	Agricultural	& Other	Financing	Total
Beginning balance	$2,751	$5,019	$3,261	$93	$13,730	$0	$80	$0	$24,934

Defaults	-22	-327	0	0	0	0	-16	0	-365
Additions	2,064	2,771	850	0	0	0	100	0	5,785

Principal reductions	-1,971	-334	-619	-5	-7,487	0	-5	0	-10,421

Ending balance	$2,822	$7,129	$3,492	$88	$6,243	$0	$159	$0	$19,933

Allowance for loan loss	$186	$307	$134	$0	$80	$0	$12	$0	$719

Three months ended
September 30 ,2011	Commercial				RE
	and	Commercial	Residential	Home	Construction		Installment	Lease
	Industrial	Real Estate	Mortgages	Equity	Development	Agricultural	& Other	Financing	Total
Beginning balance	$4,594	$6,172	$3,514	$108	$8,382	$0	$162	$0	$22,932

Defaults	0	0	0	0	0	0	0	0	0
Additions	0	1,500	523	0	0	0	0	0	2,023

Principal reductions	-1,772	-543	-545	-20	-2,139	0	-3	0	-5,022

Ending balance	$2,822	$7,129	$3,492	$88	$6,243	$0	$159	$0	$19,933

Allowance for loan loss	$186	$307	$134	$0	$80	$0	$12	$0	$719

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

The Company did not carry any loans graded as loss at September 30, 2012 or December 31, 2011.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for September 30, 2012 and December 31, 2011:

September 30, 2012	Commercial		RE
(000's)	and Lease Financing	Commercial RE	Construction and Development	Agricultural	Total
Grades 1and 2	$534	$0	$0	$20	$554
Grade 3	1,303	5,480	866	0	7,649
Grades 4 and 5 – pass	110,282	112,012	48790	22,722	293,806
Grade 6 – special mention	10,425	914	0	0	11,339
Grade 7 – substandard	1,715	6,349	16,645	136	24,845
Grade 8 – doubtful	0	0	0	0	0
Total	$124,259	$124,755	$66,301	$22,878	$338,193

December 31, 2011	Commercial		RE
(000's)	and Lease Financing	Commercial RE	Construction and Development	Agricultural	Total
Grades 1and 2	$725	$0	$0	$40	$765
Grade 3	184	7,026	897	0	8,107
Grades 4 and 5 – pass	149,815	104,468	28,596	33,990	316,869
Grade 6 – special mention	10,431	749	0	0	11,180
Grade 7 – substandard	5,320	6,614	20,907	1,781	34,622
Grade 8 – doubtful
Total	$166,475	$118,857	$50,400	$35,811	$371,543

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogenous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogenous loans for September 30, 2012 and December 31, 2011:

	September 30, 2012				December 31, 2011
	Single	Home Improvement			Single	Home Improvement
(000's)	family Residential	and Home Equity	Installment	Total	family Residential	and Home Equity	Installment	Total
Not graded	$17,245	$1,736	$9,919	$28,900	$18,858	$1,801	$9,615	$30,274
Pass	5,019	21	1,388	6,428	4,796	22	1,163	5,981
Special Mention	0	0	103	103	0	0	423	423
Substandard	1,937	11	505	2,453	377	36	81	494
Total	$24,201	$1,768	$11,915	$37,884	$24,031	$1,859	$11,282	$37,172

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

Residential mortgage loans – This segment is considered to have low risk factors both from the Company and peer statistics. These loans are secured by first deeds of trust. The losses experienced over the past twelve quarters are isolated to approximately seven loans and are generally the result of short sales.

Home improvement and home equity loans – Because of their junior lien position, these loans have an inherently higher risk level. Because residential real estate has been severely distressed in the recent past, the anticipated risk for this loan segment has increased.

Real estate construction and development loans –In a normal economy, this segment of loans is considered to have a higher risk profile due to construction and market value issues in conjunction with normal credit risks. In the current distressed residential real estate markets the risk has increased.

Agricultural loans – This segment is considered to have risks associated with weather, insects, and marketing issues. In addition, concentrations in certain crops or certain agricultural areas can increase risk.

Installment loans (includes consumer loans, overdrafts, and overdraft protection lines) – This segment is higher risk because many of the loans are unsecured.

Commercial lease financing – This segment of the portfolio is small, but is considered to be vulnerable to economic cycles given the nature of the leasing relationship where businesses are relatively small or have minimal cash flow. This lending program was terminated in 2005.

The following summarizes the activity in the allowance for credit losses by loan category for the nine and three months ended September 30, 2012.

	Commercial	Real	RE			Commercial
Nine months ended	and	Estate	Construction		Installment	Lease
September 30, 2012 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$6,787	$1,416	$4,579	$508	$116	$1	$241	$13,648
Provision for credit losses	-3,443	-286	-965	2,081	520	1	3,102	1,010

Charge-offs	-887	-165	-10	-2,317	-296	0	0	-3,675
Recoveries	125	8	0	0	44	0	0	177
Net charge-offs	(762)	(157)	(10)	(2,317)	(252)	-	-	(3,498)

Ending balance	$2,582	$973	$3,604	$272	$384	$2	$3,343	$11,160
Period-end amount allocated to:

Loans individually evaluated for impairment	$152	$709	$6	$0	$46	$0	$0	$913

Loans collectively evaluated for impairment	2,430	264	3,598	272	338	2	3,343	10,247
Ending balance	$2,582	$973	$3,604	$272	$384	$2	$3,343	$11,160

	Commercial	Real	RE			Commercial
Three Months Ended	and	Estate	Construction		Installment	Lease
September 30, 2012 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$3,564	$1,054	$5,800	$277	$346	$3	$565	$11,609
Provision for credit losses	-922	27	-2,196	143	175	-1	2,778	4

Charge-offs	-124	-112	0	-148	-159	0	0	-543
Recoveries	64	4	0	0	22	0	0	90
Net charge-offs	(60)	(108)	-	(148)	(137)	-	-	(453)

Ending balance	$2,582	$973	$3,604	$272	$384	$2	$3,343	$11,160
Period-end amount allocated to:

Loans individually evaluated for impairment	$152	$709	$6	$0	$46	$0	$0	$913

Loans collectively evaluated for impairment	2,430	264	3,598	272	338	2	3,343	10,247
Ending balance	$2,582	$973	$3,604	$272	$384	$2	$3,343	$11,160

The following summarizes the activity in the allowance for credit losses by loan category for the nine and three months ended September 30, 2011.

	Commercial	Real	RE			Commercial
Nine months ended	and	Estate	Construction		Installment	Lease
September 30, 2011 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$8,209	$1,620	$5,763	$850	$49	$3	$26	$16,520
Provision for credit losses	7,329	456	3,962	(81)	225	103	503	12,497

Charge-offs	(7,863)	(425)	(6,734)	(538)	(199)	(106)		(15,865)
Recoveries	551	26	133	66	8	0		784
Net charge-offs	(7,312)	(399)	(6,601)	(472)	(191)	(106)	0	(15,081)

Ending balance	$8,226	$1,677	$3,124	$297	$83	$0	$529	$13,936
Period-end amount allocated to:

Loans individually evaluated for impairment	$314	$832	$80	$149	$11	$0	$0	$1,386

Loans collectively evaluated for impairment	7,912	845	3,044	148	72	0	529	12,550
Ending balance	$8,226	$1,677	$3,124	$297	$83	$0	$529	$13,936

	Commercial	Real	RE			Commercial
Three Months Ended	and	Estate	Construction		Installment	Lease
September 30, 2011 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$7,175	$1,495	$4,856	$279	$68	$6	$0	$13,879
Provision for credit losses	1,538	176	(4)	19	189	(1)	529	2,446

Charge-offs	(983)	(19)	(1,254)	(1)	(179)	(6)	-	(2,442)
Recoveries	496	26	(474)	0	5	0	0	53
Net charge-offs	(487)	7	(1,728)	(1)	(174)	(6)	-	(2,389)

Ending balance	$8,226	$1,678	$3,124	$297	$83	$0	$529	$13,936
Period-end amount allocated to:

Loans individually evaluated for impairment	$314	$832	$80	$149	$11	$0	$0	$1,386

Loans collectively evaluated for impairment	7,912	845	3,044	148	72	0	529	12,550
Ending balance	$8,226	$1,677	$3,124	$297	$83	$0	$529	$13,936

The following summarizes information with respect to the loan balances at September 30, 2012 and December 31, 2011.

	September 30, 2012			December 31, 2011
	Loans	Loans		Loans	Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
(000's)	for Impairment	for Impairment	Loans	for Impairment	for Impairment	Loans
Commercial and Business Loans	$3,239	$118,660	$121,899	$6,427	$157,015	$163,442
Government Program Loans	103	2,236	2,339	212	2,772	2,984
Total Commercial and Industrial	3,342	120,896	124,238	6,639	159,787	166,426

Commercial Real Estate Loans	7,623	117,132	124,755	8,303	110,554	118,857
Residential Mortgage Loans	3,816	20,385	24,201	3,531	20,500	24,031
Home Improvement and Home Equity Loans	11	1,757	1,768	37	1,822	1,859
Total Real Estate Mortgage	11,450	139,274	150,724	11,871	132,876	144,747

Total RE Construction and Development Loans	5,660	60,641	66,301	11,432	38,968	50,400

Total Agricultural Loans	193	22,685	22,878	1,853	33,958	35,811

Total Installment Loans	498	11,417	11,915	87	11,195	11,282

Commercial Lease Financing	0	21	21	0	49	49

Total Loans	$21,143	$354,934	$376,077	$31,882	$376,833	$408,715

4.	Deposits

Deposits include the following:

	September 30,	December 31,
(In thousands)	2012	2011
Noninterest-bearing deposits	$212,699	$224,907
Interest-bearing deposits:
NOW and money market accounts	186,489	165,937
Savings accounts	42,506	40,099
Time deposits:
Under $100,000	33,175	53,271
$100,000 and over	76,187	90,213
Total interest-bearing deposits	338,357	349,520
Total deposits	$551,056	$574,427

Total brokered deposits included in time deposits above	$25,995	$40,853

5	Short-term Borrowings/Other Borrowings

At  September 30, 2012, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $224.4 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $11.3 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. There are currently no restrictions on these lines of credit, although under the current Written Agreement with the Federal Reserve, the Bank’s liquidity position as well as its use of borrowing lines is monitored closely. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB lines of credit are collateralized by investment securities, while lines of credit with the Federal Reserve Bank are collateralized by certain qualifying loans. As of September 30, 2012, $11.9 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $330.7 million in qualifying loans were pledged at September 30, 2012 as collateral for borrowing lines with the Federal Reserve Bank. At September 30, 2012, the Company had no outstanding borrowings. At December 31, 2011, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $250.1 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $17.6 million. At December 31, 2011, the Company had no outstanding borrowing balances. The weighted average cost of borrowings for the year ended December 31, 2011 was 0.73%. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2011, $18.5 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $346.9 million in real estate-secured loans were pledged at December 31, 2011, as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $232.5 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

6.	Supplemental Cash Flow Disclosures

	Nine months ended September 30,
(In thousands)	2012	2011
Cash paid during the period for:
Interest	$1,580	$2,389
Income Taxes	$0	$1,180
Noncash investing activities:
Loans transferred to foreclosed assets	$0	$2,412

7.	Common Stock Dividend

On September 25, 2012, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of October 12, 2012, approximately 136,654 additional shares were issued to shareholders on October 25, 2012. Because the stock dividend was considered a “small stock dividend,” approximately $340,000 was transferred from retained earnings to common stock based upon the $2.46 closing price of the Company’s common stock on the declaration date of September 25, 2011. There were no fractional shares paid. Except for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

8.	Net (Loss) Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Quarter Ended September 30,		Nine months ended September 30,
(In thousands except earnings per share data)	2012	2011	2012	2011
Net income available to common shareholders	$1,366	$(1,460)	4,591	$(7,453)

Weighted average shares issued	13,942	13,942	13,942	13,942
Add: dilutive effect of stock options	0	0	0	0
Weighted average shares outstanding adjusted for potential dilution	13,942	13,942	13,942	13,942

Basic earnings per share	$0.10	$(0.10)	$0.33	$(0.53)
Diluted earnings per share	$0.10	$(0.10)	$0.33	$(0.53)
Anti-dilutive stock options excluded from earnings per share calculation	159	159	159	159

9.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At September 30, 2012 and December 31, 2011, the Company had a recorded valuation allowance of $3.7 million. The Company performs an analysis of the valuation allowance considering both tax planning strategies and future earnings as a basis for utilizing the deferred tax assets. The tax planning strategies include the sale of certain bank premise and the surrender of Bank Owned Life Insurance. In its review of a requirement for a valuation allowance, the Company identifies both positive and negative evidence to determine whether a valuation allowance is required. Negative evidence would include pretax losses recorded during each of the last three calendar years. These losses were the result of the severe economic downturn that began in 2008 resulting in substantial increases in the provision for loan losses as well as impairment losses related to other real estate owned through foreclosure, goodwill, and private label residential mortgage obligations. At December 31, 2011, the Company performed an analysis of future projected earnings to provide positive evidence that sufficient earnings would be generated to utilize the deferred tax assets. Underlying assumptions included continued reductions in nonperforming assets and general improvements in the economy, resulting in reduced provisions for loans losses and impairment charges, as well as reductions in expenses related to other real estate owned. Based upon this analysis, the Company has concluded that the valuation allowance of $3.7 million at September 30, 2012 and December 31, 2011 is reasonable.

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

At September 30, 2012 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument, adjusted for deferrals of interest payments per the Company’s election at September 30, 2009. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 7.23% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions.

The fair value calculation performed at September 30, 2012 resulted in a pretax loss adjustment of $171,000 ($101,000, net of tax) for the quarter ended September 30, 2012 and a cumulative pretax loss adjustment of $284,000 ($133,000 net of tax). The previous year’s fair value calculation performed at September 30, 2011 resulted in pretax gain adjustment of $1.9 million ($1.1 million, net of tax)  for the quarter ended September 30, 2011 and a pre-tax gain adjustment of $1.8 million ($1.0 million net of tax) for the nine months ended September 30, 2011.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

September 30, 2012
			Quoted Prices	Significant
			In Active	Other	Significant
		Estimated	Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$141,520	$141,520	$141,520
Interest-bearing deposits	1,506	1,506		1,506
Investment securities	42,157	42,157		33,343	$8,814
Loans	364,530	367,161			367,161
Cash surrender value of life insurance	16,552	16,552			16,552
Accrued interest receivable	1,620	1,620		1,620
Financial Liabilities:
Deposits:
Noninterest-bearing	212,699	212,699	212,699
NOW and money market	186,489	187,485	187,485
Savings	42,506	41,416	41,416
Time Deposits	109,362	109,548			109,548
Total Deposits	551,056	551,140	441,600		109,548
Junior Subordinated Debt	9,515	9,515			9,515
Accrued interest payable	94	94		94
Commitments to extend credit	--	--	--	--	--
Standby letters of credit	--	--	--	--	--

December 31, 2011
			Quoted Prices	Significant
			In Active	Other	Significant
		Estimated	Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$124,184	$124,184	$124,184
Interest-bearing deposits	2,187	2,250		$2,250
Investment securities	38,458	38,458		30,485	$7,973
Loans	394,498	398,837			398,837
Cash surrender value of life insurance	16,150	16,150			16,150
Accrued interest receivable	1,946	1,946		1,946
Financial Liabilities:
Deposits:
Noninterest-bearing	224,907	224,907	224,907
NOW and money market	165,937	165,937	165,937
Savings	40,099	40,099	40,099
Time Deposits	143,484	143,427			143,427
Total Deposits	574,427	574,370	430,943		143,427
Junior Subordinated Debt	9,027	9,027			9,027
Accrued interest payable	111	111		111
Commitments to extend credit	--	--	--	--	--
Standby letters of credit	--	--	--	--	--

The Company performs fair value measurements on certain assets and liabilities as the result of the application of current accounting guidelines. Some fair value measurements, such as available-for-sale securities (AFS) and junior subordinated debt are performed on a recurring basis, while others, such as impairment of loans, other real estate owned, goodwill and other intangibles, are performed on a nonrecurring basis.

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. Level 2 financial assets also include certain impaired loans which are evaluated based on the observable inputs, specifically current appraisals. The Company’s Level 3 financial assets include certain investments securities, certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no significant transfers in or out of Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2012.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of September 30, 2012 (in 000’s):

		Quoted Prices in Active Markets	Significant Other	Significant
Description of Assets	September 30, 2012	for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. government agencies	25,384		25,384
U.S. government agency CMO’s	3,952		3,952
Residential mortgage obligations	8,814			$8,814
Mutual Funds	4,007		4,007
Total AFS securities	42,157		33,343	8,814
Impaired loans (1):
Commercial and industrial	2,179			2,179
Real estate mortgage	8,792			8,792
RE construction & development	1,460			1,460
Agricultural	0			0
Installment/Other	408			408
Total impaired loans	12,839			12,839
Other real estate owned (1)	23,487			23,487
Total	$85,874	$0	$33,343	$52,531

(1)	Nonrecurring
(2)	Recurring

		Quoted Prices in Active Markets	Significant Other	Significant
Description of Liabilities	September 30, 2012	for Identical Asset (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$9,515			$9,515
Total	$9,515			$9,515

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

There were no fair value impairment adjustments for the nonrecurring fair value measurements performed during the nine months ended September 30, 2012.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the nine months ended September 30, 2012 and 2011 (in 000’s):

	September 30, 2012	September 30, 2011
Reconciliation of Assets:	Private label mortgage-backed securities	Private label mortgage-backed securities
Beginning balance	$7,973	$9,960
Total gains or (losses) included in earnings	(284)	(308)
Total gains or (losses) included in other comprehensive income	1,125	(963)
Transfers in and/or out of Level 3	0	0
Ending balance	$8,814	$8,689

The amount of total gains or (losses) for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1,125	$(963)

	September 30, 2012	September 30, 2011
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$9,027	$10,646
Total losses (gains) included in earnings (or changes in net assets)	284	(1,778)
Transfers in and/or (out) of Level 3	204	180
Ending balance	$9,515	$9,048
The amount of total losses (gains) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$284	$(1,178)

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

Investments – Available for sale securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data are not available for the last 30 days, a Level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level-2 pricing may include using a forward spread from the last observable trade or may use a proxy bond like a TBA mortgage to come up with a price for the security being valued. Changes in fair market value are recorded through other comprehensive loss as the securities are available for sale. At September 30, 2012 and December 31, 2011, the Company held three non-agency (private-label) collateralized mortgage obligations (CMO’s). Fair value of these securities (as well as review for other-than-temporary impairment) was performed by a third-party securities broker specializing in CMO’s using the discounted cash flow method. Fair value was based upon estimated cash flows which included assumptions about future prepayments, default rates, and the impact of credit risk on this type of investment security. Although the pricing of the CMO’s has certain aspects of Level 2 pricing, many of the pricing inputs are based upon unobservable assumptions of future economic trends and as a result the Company considers this to be Level 3 pricing.

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

Deposits – In accordance with authoritative accounting guidance, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at September 30, 2012 and December 31, 2011 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed under authoritative accounting guidance. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a discounted cash flows model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company used characteristics that market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the three month period ended September 30, 2012, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of theses inputs, due primarily to the current economic environment, require the junior subordinated debt to be classified as a Level 3 fair value.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-balance sheet instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at September 30, 2012 and December 31, 2011.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheet and results of operations.

12.	Goodwill and Intangible Assets

At September 30, 2012 and December 31, 2011 the Company had goodwill, core deposit intangibles, and other identified intangible assets which were recorded in connection with various business combinations and purchases. The following table summarizes the carrying value of those assets at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Goodwill	$4,488	$4,488
Core deposit intangible assets	295	447
Other identified intangible assets	9	106
Total goodwill and intangible assets	$4,792	$5,041

Core deposit intangibles and other identified intangible assets are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007 and totaled approximately $2.9 million at September 30, 2012. Annually, the Company conducts its impairment testing of the goodwill related to the Campbell reporting unit. Impairment testing for goodwill is a two-step process.

The first step in impairment testing is to identify potential impairment, which involves determining and comparing the fair value of the operating unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of possible impairment and the second step is performed to determine the amount of the impairment, if any. The fair value determined in the step one testing is determined based on a discounted cash flow methodology using estimated market discount rates and projections of future cash flows for the Campbell reporting unit.  In addition to projected cash flows, the Company also utilizes other market metrics including industry multiples of earnings and price-to-book ratios to estimate what a market participant would pay for the operating unit in the current business environment. Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes is discount rates, competitive forces within the industry, and other specific industry and market valuation conditions. If at the conclusion of the step 1 analysis, the Company concludes that the potential for goodwill impairment exists, step-two testing will be required to determine goodwill impairment and the amount of goodwill that might be impaired, if any. The second step in impairment analysis compares the fair value of the Campbell reporting unit to the aggregate fair values of its individual assets, liabilities and identified intangibles. The 2011 impairment analysis was impacted by to a large degree by the current economic environment, including significant declines in interest rates, and depressed valuations within the financial industry and resulted in an impairment charge of $1.5 million. Based on the results of the first step of the impairment analysis at September 30, 2012, the Company concluded that that the fair value of the reporting unit exceeds it carrying value. Therefore, goodwill was not impaired.

Core Deposit Intangibles: The core deposit intangible asset related to the Legacy Bank Merger, which totaled $3.0 million at the time of merger, was amortized over an estimated life of approximately seven years. The Company recognized $12,000 and $229,000 in amortization expense related to the Legacy operating unit during the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012, there was no remaining carrying value of the core deposit intangible related to the Legacy Bank merger. At September 30, 2012, there was $295,000 in remaining carrying value of core deposit intangible related to the Taft branch acquisitions completed in April 2004.

During the impairment analysis performed as of March 31, 2011, it was determined that the original deposits purchased from Legacy Bank during February 2007 had declined faster than originally anticipated. As a result of increased deposit runoff, particularly in noninterest-bearing checking accounts and savings accounts, the estimated value of the Campbell core deposit intangible was determined to be $226,000 at March 31, 2011 rather than the pre-adjustment carrying value of $262,000. As a result of the impairment analysis, the Company recorded a pre-tax impairment loss of $36,000 ($21,000, net of tax) reflected as a component of noninterest expense for the nine months ended September 30, 2011.  The Company did not record an impairment loss for the three months or nine months ended September 30, 2012.

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

On October 19, 2012, the Company entered into subscription agreements and/or exchange agreements with 10 Directors of the Company, for the private placement of 134,761 newly issued shares of the Company’s no par common stock for total proceeds of $382,044. The proceeds from the stock subscription will be used to fund ongoing operations of the Company.  For additional information, please refer to the Company’s Form 8-K filed October 19, 2012.

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

Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact the results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth. Net interest income before provision for credit losses has decreased between the three and nine months ended September 30, 2012 and 2011, totaling $5.6 million for the three months ended September 30, 2012 as compared to $6.2 million for the three months ended September 30, 2011, and $17.7 million for the nine months ended September 30, 2012 as compared to $18.7 million for the nine months ended September 30, 2011. The decrease in net interest income between 2012 and 2011 was primarily the result of declines in the volume of interest-earning assets which outweighed the decrease in the Company’s cost of funding between the two periods.

Average interest-earning assets decreased approximately $40.2 million between the nine month periods ended September 30, 2012 and September 30, 2011. Components of the $40.2 million decrease in average earning assets between 2011 and 2012 included a decrease of $38.5 million in loans and a $12.7 million decrease in investment securities. Offsetting these decreases between the nine-month comparative periods was an increase of $115 million in overnight funds sold to the Federal Reserve Bank. During the last year, the Company’s cost of interest-bearing liabilities have continued to decline, with the average cost of interest-bearing liabilities dropping from .74% during the nine months ended September 30, 2011, to 0.62% during the nine months ended September 30, 2012.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	9/30/12	12/31/11	9/30/11
Loans and Leases	75.17%	76.39%	76.73%
Investment securities available for sale	7.19%	8.80%	8.91%
Interest-bearing deposits in other banks	0.38%	0.43%	0.43%
Interest-bearing deposits in FRB	17.26%	14.38%	13.93%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	14.52%	11.80%	11.61%
Money market accounts	35.99%	30.43%	29.87%
Savings accounts	11.95%	9.67%	9.40%
Time deposits	35.00%	40.21%	40.38%
Other borrowings	0.00%	5.43%	6.22%
Subordinated debentures	2.54%	2.46%	2.52%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

The residential real estate markets in the five county region from Merced to Kern showed signs of improvement during 2011 and those trends continued into the first three quarters of  2012. The severe declines in residential construction and home prices that began in 2008 continue to show signs of easing and reversing direction. The sustained period of double-digit price declines from 2008 – 2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, a primary focus is reduction of nonperforming assets while providing customers options to work through this difficult economic period. Options include combinations of rate and term concessions, as well as forbearance agreements with borrowers.
Median sales prices improved in the five county region from Merced to Kern between Sept 2011 to Sept 2012. Total nonperforming loans decreased during the nine months ended September 30, 2012, totaling $21.3 million at September 30, 2012 compared to $30.0 million reported at December 31, 2011.

As a result of the weak economy, the Company has experienced declines in the loan portfolio between 2011 and 2012. During the nine months ended September 30, 2012 and between September 30, 2011 and September 30, 2012, the Company experienced increases in real estate mortgage loans, but decreases were experienced in all other loan categories. In order from greatest to least, decreases over the past year have been experienced in commercial and industrial loans, real estate construction and development loans, and agricultural loans, as the Company has reduced its exposure to real estate markets which have been hard hit during the economic downturn. Loans decreased $32.6 million between December 31, 2011 and September 30, 2012, and decreased $41.3 million between September 30, 2011 and September 30, 2012. Commercial and industrial loans decreased $42.2 million between December 31, 2011 and September 30, 2012 and $43.7 million between September 30, 2011 and September 30, 2012. Real estate construction and development loans increased $15.9 million between December 31, 2011 and September 30, 2012, and  $12.9 million between September 30, 2011 and September 30, 2012. Agricultural loans decreased $12.9 million between December 31, 2011 and September 30, 2012 and $13.7 million between September 30, 2011 and September 30, 2012.  Commercial real estate loans (a component of real estate mortgage loans) have remained as a significant percentage of total loans over the past year, amounting to 33.2%, 29.1%, and 28.6%, of the total loan portfolio at September 30, 2012, December 31, 2011, and September 30, 2011, respectively. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $24.2 million or 6.4% of the portfolio at September 30, 2012, $24.0 million, or 5.9% of the portfolio at December 31, 2011, and $25.0 million or 6.0% of the portfolio at September 30, 2011. Loan participations purchased have increased from $3.7 million or .9% of the portfolio at September 30, 2011, to $3.6 million or 0.9% of the portfolio at December 31, 2011, to $2.17 million or .5% of the portfolio at September 30, 2012. Loan participations sold decreased from $13.4 million or 3.2% of the portfolio at September 30, 2011, to $13.3 million or 3.3% of the portfolio at December 31, 2011, compared to $12.6 million, or 3.4%, at September 30, 2012.

Even though market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped maintain adequate margins, The Company’s net interest margin increased to 4.53% for the nine months ended September 30, 2012, as compared to 4.45% for the nine months ended September 30, 2011. The net interest margin has also been impacted by a decline in loans, the Company’s highest yielding asset, which has been partially offset by an increase in overnight investments with the Federal Reserve Bank, a much lower yielding asset. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. Loans yielded 6.03% during the nine months ended September 30, 2012, as compared to 5.95% for the nine months ended September 30, 2011.  The decrease in the Company’s cost of funds over the past year and has mitigated the impact of declining yields on earning assets. The Company’s average cost of funds was 0.62% for the nine months ended September 30, 2012 as compared to 0.74% for the nine months ended September 30, 2011. Although the Company does not intend to increase its current level of brokered deposits, and in fact as a result of the 2010 Agreement with the Federal Reserve Bank and Order with the California Department of Financial Institutions, continues to systematically reduce brokered deposit levels as they mature in the future, the $26.0 million in brokered deposits at September 30, 2012 continues to provide the Company with a low-cost source of deposits. The Company will continue to utilize these funding sources when required to maintain prudent liquidity levels, while seeking to increase core deposits when possible.

Total noninterest income of $5.6 million reported for the nine months ended September 30, 2012 increased $33,000 or 0.6% as compared to the nine months ended September 30, 2011. Noninterest income continues to be driven by customer service fees, which totaled $2.7 million for the nine months ended September 30, 2012, however the increase in noninterest income between the nine months ended September 30, 2012 and September 30, 2011, was primarily the result of increases of $1.8 million in the gain on sale of investments as well as the increase in the gain on sale of other real estate owned of $515,000, offset by a decrease of $2.1 million in gains recognized on the fair value of financial liabilities. The gain on sale of investments was related to the sale of income tax credits, the benefit of which was delayed due to the bank’s sizeable net operating loss carry-forwards. The sale effectively saves the Bank $470,000 of amortization expense over each of the next 3 years, as well as generating the gain in 2012.

Noninterest expense decreased approximately $7.4 million or 33.1% between the nine months ended September 30, 2011 and September 30, 2012. Decreases experienced during the nine months ended September 30, 2012 were primarily the result of decreases in impairment loss on goodwill and on other real estate owned, as well as decreases in OREO expenses and professional fees.

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

The Company has not paid any cash dividends on its common stock since the second quarter of 2008 and does not expect to resume cash dividends on its common stock for the foreseeable future. Because the Company has elected to defer the quarterly payments of interest on its junior subordinated debentures issued in connection with the trust preferred securities as discussed above, the Company is prohibited under the subordinated debenture agreement from paying cash dividends on its common stock during the deferral period. In addition, pursuant to the Agreement entered into with the Federal Reserve Bank during March of 2010, the Company and the Bank are precluded from paying cash dividends without prior consent of the Federal Reserve Bank.  On September 26, 2012, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of October 12, 2012, an additional 138,011 shares were issued to shareholders.

For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the nine months ended September 30, 2012. Total assets decreased approximately $17.7 million during the nine months ended September 30, 2012, including a decrease of $32.6 million in loans, an increase of $17.3 million in cash and cash equivalents, and a decrease of $3.6 million in OREO. Total deposits decreased $23.4 million, including decreases of $12.2 million in noninterest-bearing deposits and $34.1 million in time deposits during the nine months ended September 30, 2012 not offset by the increases in savings and NOW and money market accounts. The decrease in time deposits during the nine-month period was the result of Company’s continued efforts to reduce the level of brokered time deposits. Average loans comprised approximately 75% of overall average earning assets during the nine months ended September 30, 2012 and September 30, 2011.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, remained high during the nine months ended September 30, 2012, but decreased $12.3 million from a balance of $57.0 million at December 31, 2011 to a balance of $44.8 million at September 30, 2012. Nonaccrual loans totaling $10.5 million at September 30, 2012, decreased $7.7 million from the balance of $18.1 million reported at December 31, 2011. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Valuations on these loans and the underlying collateral continued to deteriorate during much of 2009, 2010, and 2011, resulting in increased charge-offs and levels of impaired loans. Impaired loans decreased $10.7 million during the nine months ended September 30, 2012 with a balance of $21.1 million at September 30, 2012. Other real estate owned through foreclosure decreased $3.6 million between December 31, 2011 and September 30, 2012 as a result of the sale of various properties. As a result of the related events, nonperforming assets as a percentage of total assets decreased from 13.96% at December 31, 2011 to 7.07% at September 30, 2012.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for loan and lease losses and provision for credit losses for the periods shown.

(in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Provision for credit losses during period	$1,010	$13,602	$12,497
Allowance as % of nonperforming loans	52.43%	45.52%	42.55%

Nonperforming loans as % total loans	5.67%	7.34%	7.73%
Restructured loans as % total loans	4.31%	4.74%	4.78%

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Restructured loans were comprised of 52 loans totaling $16.7 million at September 30, 2012, compared to 41 loans totaling $19.4 million at December 31, 2011.

Provisions made to the allowance for credit losses, totaled $1.0 million during the nine months ended September 30, 2012 as compared to $12.5 million for the nine months ended September 30, 2011. Net loan and lease charge-offs during the nine months ended September 30, 2012 totaled $3.5 million as compared to $15.1 million for the nine months ended September 30, 2011. The Company charged-off, or had partial charge-offs on, approximately 17 loans during the nine months ended September 30, 2012, compared to 48 loans during the nine months ended September 30, 2011, and 78 loans during year ended December 31, 2011. The annualized percentage charge-offs to average loans were 1.19% and 4.67% for the nine months ended September 30, 2012 and 2011, respectively, as compared to 3.9% for the year ended December 31, 2011.

Deposits decreased by $23.4 million during the nine months ended September 30, 2012, with decreases experienced in noninterest-bearing accounts and time deposits, more than offsetting the increases in savings and NOW and money market accounts during the first six months of 2012. Decreases in time deposits experienced during the nine months ended September 30, 2012 were primarily the result of decreases in brokered wholesale deposits, as the Company continues to reduce its reliance on brokered deposits and other wholesale funding sources, while maintaining sufficient liquidity.

Brokered deposits have provided the Company a relatively inexpensive funding source over the past several years totaling $26.0 million or 4.7% of total deposits at September 30, 2012, as compared to $40.9 million or 7.1% of total deposits at December 31, 2011, and $48.5 million or 8.6% of total deposits at September 30, 2011. Brokered deposits and other wholesale funding sources were used to some degree to fund loan growth in 2007 and 2008, but the current state of the economy and the financial condition of the Company have made it increasingly important to continue to develop core deposits and reduce the Company’s dependence on brokered and other wholesale funding sources, including lines of credit with the Federal Reserve Bank and the FHLB. The Company continues its efforts to develop core deposit growth with employee training throughout the entire organization and a deposit-gathering program that incents employees to bring in new deposits from our local market area and establish more extensive relationships with our customers. As part of its liquidity position improvement plan resulting from the formal agreement with the Federal Reserve Bank issued in March 2010, the Company has reduced its reliance on brokered deposits in order to achieve levels more comparable with peers. The Company will seek to continue replacing maturing brokered deposits with core deposits, but may also control loan growth to help achieve that objective.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have remained low during the first nine months of 2012. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.29% at September 30, 2012 as compared to 1.89% at December 31, 2011. Pursuant to fair value accounting guidance, the Company has recorded $171,000 in pretax fair value loss on its junior subordinated debt during the quarter ended September 30, 2012, bringing the total cumulative gain recorded on the debt to $6.8 million at September 30, 2012.

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

Results of Operations

For the quarter ended September 30, 2012, the Company reported net income of $1.4 million or $0.10 per share ($0.10 diluted) as compared to a net loss of $1.5 million or ($0.10) per share (($0.10) diluted) for the quarter ended September 30, 2011. On a year to date basis, the Company reported net income of $4.6 million or $0.33 per share ($0.33 diluted) for the nine months ended September 30, 2012 as compared to a net loss of $7.5 million  or ($.53) per basic and diluted shares for the nine months ended September 30, 2011. The increase in earnings between the quarters and nine months ended September 30, 2012 and 2011 are a result of decreases in interest expense and the provision for loan losses, and decreases in noninterest expense.

The Company’s return on average assets was .99% for the nine months ended September 30, 2012 as compared to (1.50%) for the nine months ended September 30, 2011 and was 0.87% for the quarter ended September 30, 2012 compared to (2.98%) for the quarter ended September 30, 2011. The Bank’s return on average equity was 9.82% for the nine months ended September 30, 2012 as compared to (13.68%) for the nine months ended September 30, 2011 and was 8.72% for the quarter ended September 30, 2012 compared to (29.58%) for the quarter ended September 30, 2011.

Net Interest Income

Net interest income before provision for credit losses totaled $17.7 million for the nine months ended September 30, 2012, representing a decrease of $1.1 million, or 5.7% when compared to the $18.7 million reported for the same nine months of the previous year.

The Company’s year-to-date net interest margin, as shown in Table 1, increased to 4.53% at September 30, 2012 from 4.45% at September 30, 2011, an increase of 8 basis points (100 basis points = 1%) between the two periods. While average market rates of interest have remained level between the nine-month periods ended September 30, 2012 and 2011 (the Prime rate averaged 3.25% during both periods), the continued decrease in the Company’s interest expenses positively impacted the net margin between the two nine-month periods.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Nine months ended September 30, 2012 and 2011

		2012			2011
(dollars in thousands)	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans and leases (1)	$391,752	$17,678	6.03%	$432,030	$19,235	5.95%
Investment Securities – taxable	37,445	1,375	4.91%	50,176	1,644	4.38%
Interest-bearing deposits in other banks	1,970	22	1.48%	2,427	29	1.60%
Interest-bearing deposits in FRB	89,922	157	0.23%	78,439	137	0.23%
Total interest-earning assets	521,089	$19,232	4.93%	563,072	$21,045	5.00%
Allowance for credit losses	(12,430)			(15,572)
Noninterest-earning assets:
Cash and due from banks	23,008			20,731
Premises and equipment, net	12,687			12,875
Accrued interest receivable	1,523			1,830
Other real estate owned	24,838			33,756
Other assets	46,771			48,344
Total average assets	$617,486			$665,036
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$49,094	$52	0.14%	$48,094	$65	0.18%
Money market accounts	121,685	556	0.61%	123,785	802	0.87%
Savings accounts	40,413	75	0.25%	38,958	100	0.34%
Time deposits	118,367	673	0.77%	167,311	1,084	0.87%
Other borrowings	0	4	0.00%	25,769	70	0.36%
Junior subordinated debentures	8,602	203	3.14%	10,431	180	2.31%
Total interest-bearing liabilities	338,161	$1,563	0.62%	414,348	$2,301	0.74%
Noninterest-bearing liabilities:
Noninterest-bearing checking	210,472			172,577
Accrued interest payable	129			207
Other liabilities	6,238			5,052
Total Liabilities	555,000			592,184

Total shareholders' equity	62,486			72,852

Total average liabilities and shareholders' equity	$617,486			$665,036

Interest income as a percentage of average earning assets			4.93%			5.00%

Interest expense as a percentage of average earning assets			0.40%			0.55%
Net interest margin			4.53%			4.45%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $488,000 and $490,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the nine months ended
	September 30, 2012 compared to September 30, 2011
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	(1,557)	$242	(1,799)
Investment securities available for sale	(269)	181	(450)
Interest-bearing deposits in other banks	(7)	(2)	(5)
Interest-bearing deposits in FRB	20	0	20
Federal funds sold	0	0	0
Total interest income	(1,813)	421	(2,234)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(259)	(253)	(6)
Savings and money market accounts	(25)	(29)	4
Time deposits	(411)	(122)	(289)
Other borrowings	(66)	0	(66)
Subordinated debentures	23	58	(35)
Total interest expense	(738)	(346)	(392)
Increase (decrease) in net interest income	$(1,075)	$767	(1,842)

For the nine months ended September 30, 2012, total interest income decreased approximately $1.8 million, or 8.6% as compared to the nine-month period ended September 30, 2011. Earning asset volumes decreased in all earning-asset categories except interest bearing deposits with the FRB between the two nine month periods with the largest decrease experienced in loans, which on average decreased $40.3 million between the two nine-month periods. The average rates on loans increased 8 basis points between the two nine-month periods, and the average rate on investment securities increased approximately 53 basis points during the nine months ended September 30, 2012 as compared to the same period of 2011.

For the three months ended September 30, 2012, total interest income decreased approximately $806,000, or 11.6% as compared to the three-month period ended September 30, 2011. Earning asset volumes decreased in all earning-asset categories except interest bearing deposits with the FRB between the three month periods, with the largest decrease experienced in loans, which on average decreased $36.9 million between the two three-month periods. The average rate on total interest-earning assets decreased 26 basis points between September 30, 2011 and September 30, 2012 with average rates on loans increasing 14 basis points.

For the nine months ended September 30, 2012, total interest expense decreased approximately $738,000, or 32.1% as compared to the nine-month period ended September 30, 2011. Between those two periods, average interest-bearing liabilities decreased by $76.2 million, while the average rates paid on these liabilities decreased by 12 basis points.

For the three months ended September 30, 2012 interest expense decreased $188,000 or 27.0% as compared to the three months ended September 30, 2011 as result of decreases of $59.7 million in average interest-bearing liabilities, combined with declines in the rates incurred on interest-bearing liabilities between the two quarterly periods. Between the two three month periods ended September 30, 2011 and September 30, 2012, the average cost of funds declined 9 basis points from 0.69% during the three months ended September 30, 2011 to 0.60% for the three months ended September 30, 2012.

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the nine months ended September 30, 2012, the provision to the allowance for credit losses amounted to $1.0 million as compared to $12.5 million for the nine months ended September 30, 2011. For the three months ended September 30, 2012, the provision to the allowance for credit losses amounted to $4,000 as compared to $2.4 million for the three months ended September 30, 2011. The amount provided to the allowance for credit losses during the first nine months of 2012 brought the allowance to 2.97% of net outstanding loan balances at September 30, 2012, as compared to 3.34% of net outstanding loan balances at December 31, 2011, and 3.34% at September 30, 2011.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011:

(In thousands)	2012	2011	Amount of Change	Percent Change
Customer service fees	$2,700	$2,717	$(17)	-0.63%
Increase in cash surrender value of BOLI	427	424	3	0.71%
Gain on sale of OREO	386	(129)	515	-399.22%
Gain on sale of securities	(10)	11	(11)	-100.00%
Gain on fair value of financial liabilities	(284)	1,778	(2,062)	-115.97%
Gain on sale of tax credits	1,807	0	1,807	-100.00%
Other	599	791	(202)	-25.54%
Total noninterest income	$5,625	$5,592	$33	0.59%

Noninterest income for the nine months ended September 30, 2012 increased $33,000 or 0.6% when compared to the same nine month period of 2011. Customer service fees, the primary component of noninterest income, decreased $17,000 or 0.6% between the two nine-month periods presented. The increase in noninterest income of $33,000 between the two nine-month periods includes increases in the gain on sale of tax credits of $1.8 million, offset by decreases in the fair value of financial liabilities of $2.1 million.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011:

Table 4. Changes in Noninterest Expense

(In thousands)	2012	2011	Amount of Change	Percent Change
Salaries and employee benefits	$6,676	$6,804	$(128)	-1.88%
Occupancy expense	2,608	2,666	(58)	-2.18%
Data processing	53	57	(4)	-7.02%
Professional fees	1,092	2,061	(969)	-47.02%
FDIC/DFI insurance assessments	1,058	1,354	(296)	-21.86%
Director fees	196	173	23	13.29%
Amortization of intangibles	248	471	(223)	-47.35%
Correspondent bank service charges	235	227	8	3.52%
Impairment loss on core deposit intangible	0	36	(36)	-100.00%
Impairment loss on goodwill	0	1,489	(1,489)	-100.00%
Impairment loss on investment securities	284	308	(24)	-7.79%
Impairment loss on OREO	0	2,007	(2,007)	-100.00%
Loss on California tax credit partnership	207	313	(106)	-33.87%
OREO expense	624	2,734	(2,110)	-77.18%
Other	1,722	1,740	(18)	-1.03%
Total expense	$15,003	$22,440	(7,437)	-33.14%

Noninterest expense decreased $7.4 million between the nine months ended September 30, 2011 and 2012. The net decrease in noninterest expense between the comparative periods is primarily the result of reductions in impairment losses on goodwill and OREO and reductions in OREO expenses and professional fees, offset by small increases in various areas between the nine months ended September 30, 2011 and 2012. Decreases in professional fees between the two nine-month periods are primarily the result of decreased legal costs related to impaired loans and OREO.

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

The Company has reviewed all of its tax positions as of September 30, 2012, and has determined that there are no material amounts that should be recorded under the current income tax accounting guidelines.

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At September 30, 2012 and December 31, 2011, the Company had a recorded valuation allowance of $3.7 million. The Company performs an analysis of the valuation allowance considering both tax planning strategies and future earnings as a basis for utilizing the deferred tax assets. The tax planning strategies include the sale of certain bank premise and the surrender of Bank Owned Life Insurance. In its review of a requirement for a valuation allowance, the Company identifies both positive and negative evidence to determine whether a valuation allowance is required. Negative evidence would include pretax losses recorded during each of the last three calendar years. These losses were the result of the severe economic downturn that began in 2008 resulting in substantial increases in the provision for loan losses as well as impairment losses related to other real estate owned through foreclosure, goodwill, and private label residential mortgage obligations. At December 31, 2011, the Company performed an analysis of future projected earnings to provide positive evidence that sufficient earnings would be generated to utilize the deferred tax assets. Underlying assumptions included continued reductions in nonperforming assets and general improvements in the economy, resulting in reduced provisions for loans losses and impairment charges, as well as reductions in expenses related to other real estate owned. Based upon this analysis, the Company has concluded that the valuation allowance of $3.7 million at September 30, 2012 and December 31, 2011 is reasonable.

Financial Condition

Total assets decreased $17.7 million, or 2.7% to a balance of $633.6 million at September 30, 2012, from the balance of $651.3 million at December 31, 2011, and decreased $34.9 million, or 5.2%, from the balance of $668.5 million at September 30, 2011. Total deposits of $551.1 million at September 30, 2012 decreased $23.4 million, or 4.1% from the balance reported at December 31, 2011, and decreased $11.3 million, or 2.0%, from the balance of $562.4 million reported at September 30, 2011. Cash and cash equivalents increased $17.3 million, or 14.0%, between December 31, 2011 and September 30, 2012; loans decreased $32.6 million, or 8.0% to a balance of $376.1 million; and investment securities increased by $3.7 million, or 9.6% during the same nine-month period in 2012.

Earning assets averaged approximately $521.1 million during the nine months ended September 30, 2012, as compared to $563.1 million for the same nine-month period of 2011. Average interest-bearing liabilities decreased to $338.2 million for the nine months ended September 30, 2012, from $414.3 million reported for the comparative nine-month period of 2011.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $376.1 million at September 30, 2012, a decrease of $32.6 million, or 8.0%, when compared to the balance of $408.7 million at December 31, 2011, and a decrease of $41.4 million, or 9.9%, when compared to the balance of $417.4 million reported at September 30, 2011. Loans on average decreased $40.3 million, or 9.3%, between the nine-month periods ended September 30, 2011 and September 30, 2012, with loans averaging $391.7 million for the nine months ended September 30, 2012, as compared to $432.0 million for the same nine-month period of 2011.

During the first nine months of 2012, decreases of $42.2 million and $12.9 million were experienced in commercial and industrial loans and agricultural loans, respectively. Real estate construction and  real estate mortgage loans increased $15.9 million or 31.6%, and $6.0 million, or 4.1%, respectively during the first nine months of 2012. There was also a small decrease in commercial lease financing and a small increase in installment loans.

The following table sets forth the amounts of loans outstanding by category at September 30, 2012 and December 31, 2011, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	September 30, 2012		December 31, 2011
	Dollar	% of	Dollar	% of	Net	%
(In thousands)	Amount	Loans	Amount	Loans	Change	Change
Commercial and industrial	$124,238	33.0%	$166,426	40.7%	$(42,188)	-25.35%
Real estate – mortgage	150,724	40.1%	144,747	35.4%	5,977	4.12%
RE construction & development	66,301	17.6%	50,400	12.3%	15,901	31.55%
Agricultural	22,878	6.1%	35,811	8.8%	(12,933)	-36.11%
Installment/other	11,915	3.2%	11,282	2.8%	633	5.61%
Commercial lease financing	21	0.0%	49	0.0%	(28)	-57.14%
Total Gross Loans	$376,077	100.0%	$408,715	100.0%	$(32,638)	-7.99%

The overall average yield on the loan portfolio was 6.03% for the nine months ended September 30, 2012, as compared to 5.95% for the nine months ended September 30, 2011. At September 30, 2012, 43.2% of the Company's loan portfolio consisted of floating rate instruments, as compared to 49.9% of the portfolio at December 31, 2011, with the majority of those tied to the prime rate. Approximately 42% or $68.4 million of the floating rate loans have rate floors at September 30, 2012 making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. Approximately $48.4 million of the $68.4 million in loans with floors have floor spreads of 100 basis points or more, meaning that interest rates would need to increase more than 1% (or 100 basis points) before the rates on those loans would increase and effectively become floating rate loans again. The portfolio of floating rate loans with floors has a relatively short duration with $25.4 million maturing or repricing in one year or less, and $42.3 million maturing or repricing in less than two years.

Deposits

Total deposits were $551.1 million at September 30, 2012, representing a decrease of $23.4 million, or 4.1% from the balance of $574.4 million reported at December 31, 2011, and a decrease of $11.3 million, or 2.0% from the balance of $562.4 million reported at September 30, 2011.

The following table sets forth the amounts of deposits outstanding by category at September 30, 2012 and December 31, 2011, and the net change between the two periods presented.

Table 6. Deposits

	September 30,	December 31,	Net	Percentage
(In thousands)	2012	2011	Change	Change
Noninterest bearing deposits	$212,699	$224,907	$(12,208)	-5.43%
Interest bearing deposits:
NOW and money market accounts	186,489	165,937	20,552	12.39%
Savings accounts	42,506	40,099	2,407	6.00%
Time deposits:
Under $100,000	33,175	53,271	(20,096)	-37.72%
$100,000 and over	76,187	90,213	(14,026)	-15.55%
Total interest bearing deposits	338,357	349,520	(11,163)	-3.19%
Total deposits	$551,056	$574,427	$(23,371)	-4.07%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits, totaling $212.7 million and $338.4 million at September 30, 2012, respectively. Interest-bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest-bearing deposits decreased $11.2 million, or 3.19%, between December 31, 2011 and September 30, 2012, and noninterest-bearing deposits decreased $12.2 million, or 5.43% between the same two periods presented. Included in the decrease of $11.2 million in interest bearing deposits during the nine months ended September 30, 2012, is approximately $23.3 million in brokered CD’s (Time Deposits of $100,000 and over) which matured and were not renewed.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 86.2% and 84.3% of the total deposit portfolio at September 30, 2012 and December 31, 2011, respectively. Brokered deposits totaled $26.0 million at September 30, 2012, as compared to $40.9 million at December 31, 2011, and $48.5 million at September 30, 2011.

As a result of the March 2010 agreement with the Federal Reserve Bank, the Company will continue to reduce its reliance on brokered and other wholesale funding sources. The Company has a written plan, approved by the Federal Reserve Bank, to improve its liquidity position which includes a timetable to reduce the Bank’s reliance on brokered deposits and other wholesale funding, and specific liquidity targets and parameters to meet contractual obligations and unanticipated demands. Under the plan, the Company has systematically reduced the level of brokered deposits to peer levels, or approximately 5% of total deposits. This was achieved by letting some or all of the maturing brokered deposits run-off as needed the estimated reduction period.

During the nine months ended September 30, 2012, decreases were experienced in time deposits, as brokered time deposits were allowed to runoff as part of the Company’s plan to reduce brokered deposits and other wholesale funding. While total time deposits decreased by $34.1 million, or 31.20%, during the nine months ended September 30, 2012, brokered deposits, a component of total time deposits, decreased $14.9 million, or 36.4%, during the nine-month period.  Pricing of brokered time deposits and other wholesale deposits have remained low over the past two years and have provided a viable alternate to borrowings from the Federal Reserve or the FHLB. The Company believes this rate structure will eventually turn, and wholesale funding sources, both deposits and borrowings, will again become more expensive relative to other core deposits in the marketplace. Although the Company will continue to use pricing strategies to control the overall level of time deposits and other borrowings as part of its balance sheet and liquidity planning process, the March 2010 agreement with the Federal Reserve Bank required reductions in brokered deposits, which places increased emphasis on core deposits as part of the Company’s long-term relationship banking strategy.  As a result, core deposits, including NOW and money market accounts, savings accounts, and noninterest-bearing checking accounts, continue to provide the Company’s primary funding source.

On a year-to-date average, the Company experienced a decrease of $10.7 million, or 1.9%, in total deposits between the nine-month periods ended September 30, 2011 and September 30, 2012. Between these two periods, average interest-bearing deposits decreased $48.6 million or, 12.8%, while total noninterest-bearing deposits increased $37.9 million, or 22.0%, on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized lines of credit totaling $235.6 million, including FHLB lines of credit totaling $11.3 million at September 30, 2012. These lines of credit generally have interest rates tied to either, the Federal Funds rate, short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At September 30, 2012 and September 30, 2011, the Company had no outstanding borrowings. The Company had collateralized and uncollateralized lines of credit aggregating $250.1 million, as well as FHLB lines of credit totaling $17.6 million at December 31, 2011.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors, including economic factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss”. Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At September 30, 2012, “classified” loans totaled $33.6 million or 9.0% of gross loans as compared to $44.0 million or 10.7 % of gross loans at December 31, 2011.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at September 30, 2012 and December 31, 2011, as well as classified loans at those period-ends.

	September 30,	December 31,
(in 000's)	2012	2011
Specific allowance – impaired loans	$913	$1,254
Formula allowance – classified loans not impaired	3,656	4,049
Formula allowance – special mention loans	311	450
Total allowance for special mention and classified loans	4,880	5,753

Formula allowance for pass loans	2,937	7,654
Unallocated allowance	3,343	241
Total allowance for loan losses	$11,160	$13,648

Impaired loans	21,143	$31,882
Classified loans not considered impaired	12,502	12,120
Total classified loans	$33,645	$44,002
Special mention loans	$10,328	$11,603

Impaired loans decreased $10.7 million between December 31, 2011 and September 30, 2012 and the specific allowance related to those impaired loans decreased $341,000 between December 31, 2011 and September 30, 2012. The formula allowance related to loans that are not impaired (including special mention and substandard) decreased by $532,000 between December 31, 2011 and September 30, 2012. The level of “pass” loans decreased approximately $20.9 million between December 31, 2011 and September 30, 2012, while the related formula allowance decreased $4.7 million during the period as the result of both decreases in the level of “pass loans” and  the loan loss factors assigned to "pass" loans as determined under migration analysis as well as decreases in qualitative factors assigned to the formula allowance.

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. There were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses during the three months ended September 30, 2012.

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

At September 30, 2012 and December 31, 2011, the Company's recorded investment in impaired loans totaled $21.1 million and $31.9 million, respectively. Included in total impaired loans at September 30, 2012, are $12.8 million of impaired loans for which the related specific allowance is $913,000, as well as $8.3 million of impaired loans that as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2011 included $13.8 million of impaired loans for which the related specific allowance is $1.3 million and $18.1 million of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $28.3 million during the first nine months of 2012. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At September 30, 2012, included in impaired loans, are troubled debt restructures totaling $16.7 million. Of the $16.2 million in troubled debt restructures at September 30, 2012, $5.9 million are on nonaccrual status. Troubled debt restructures on accrual status totaling $10.3 million are current with regards to payments, and are performing according to the modified contractual terms.

The largest categories of impaired loans at September 30, 2012 are real estate mortgage and real estate construction loans, comprising approximately 54% and 27% of total impaired loans at September 30, 2012, respectively. Additionally, commercial and industrial loans represent approximately 16% of total impaired loan balances at September 30, 2012. Of the $3.3 million in commercial and industrial impaired loans reported at September 30, 2012, approximately $1.5 million or 44.2% are secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at September 30, 2012, approximately $18.6 million or 88.1% are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at September 30, 2012 and December 31, 2011.

	Balance	Reserve	Balance	Reserve
(in 000’s)	9/30/2012	9/30/2012	12/31/2011	12/31/2011
Commercial and industrial	$3,342	$152	$6,639	$112
Real estate – mortgage	11,450	709	11,871	690
RE construction & development	5,660	6	11,432	71
Agricultural	193	0	1,853	381
Installment/other	498	46	87	0
Commercial lease financing	0	0	0	0
Total Impaired Loans	$21,143	$913	$31,882	$1,254

Included in impaired loans are loans modified in troubled debt restructurings (“TDR’s”), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDR’s including rate reductions, payment extensions, and forbearance. At September 30, 2012, approximately $3.7 million of the total $16.2 million in TDR’s was for real estate construction and development, and another $6.3 million in commercial real estate loans related to those developers at September 30, 2012.

At September 30, 2012 and December 31, 2011, the Company had approximately $3.6 million and $3.5 million, respectively, in restructured residential mortgage loans as the result of borrowers that were unable to get take-out financing at the end of their construction loan with the Company. In part to aid the borrowers retain their newly completed  homes under California Senate Bill SB1137, the Company termed these loans at market rates of interest with loans fully amortizing over 30 years with a three-to-five year repayment term. The percentage breakout of TDR’s at September 30, 2012 is similar to the percentage breakout of the TDR’s reported at December 31, 2011. The majority of these credits are related to real estate construction projects that have slowed significantly or stalled, and the Company has sought to restructure the credits to allow the construction industry time to recover, and the developers time to finish projects at a slower pace which reflects current market conditions in the San Joaquin Valley. Concessions granted in these circumstances include lengthened maturity terms, lower lot release prices, or rate reductions that will enable the borrower to finish the construction projects and repay their loans to the Company. The downturn in the real estate construction market has been protracted, and although the Company has had some success in its restructuring efforts, it is difficult to conclude that we will be entirely successful in our efforts. Areas such as Bakersfield California have been slower to recover than others in our market area. If conditions deteriorate beyond current expectations, the Company may be required to make additional concessions in the future including lower lot release prices to allow borrowers to complete and sell construction units at lower prices currently reflected in the real estate market.

The following table summarizes TDR’s by type, classified separately as nonaccrual or accrual, which are included in impaired loans at September 30, 2012 and December 31, 2011.

	Total TDR's	Nonaccrual TDR's	Accruing TDR's
(in thousands)	September 30, 2012	September 30, 2012	September 30, 2012
Commercial and industrial	$2,462	$931	$1,531
Real estate - mortgage:
Commercial real estate	6,307	2,400	3,907
Residential mortgages	3,646	348	3,298
Home equity loans	11	11	0
Total real estate mortgage	9,964	2,759	7,205
RE construction & development	3,659	2,201	1,458
Agricultural	56	0	56
Installment/other	40	20	20
Commercial lease financing	0	0	0
Total Troubled Debt Restructurings	$16,181	$5,911	$10,270

	Total TDR's	Nonaccrual TDR's	Accruing TDR's
(in thousands)	December 31, 2011	December 31, 2011	December 31, 2011
Commercial and industrial	$2,619	$1,084	$1,535
Real estate - mortgage:
Commercial real estate	6,850	2,506	4,344
Residential mortgages	3,477	0	3,477
Home equity loans	36	15	21
Total real estate mortgage	10,363	2,521	7,842
RE construction & development	6,035	3,620	2,415
Agricultural	0	0	0
Installment/other	34	0	34
Commercial lease financing	0	0	0
Total Troubled Debt Restructurings	$19,051	$7,225	$11,826

Of the $16.2 million in total TDR’s at September 30, 2012, $5.9 million were on nonaccrual status at period-end. Of the $19.1 million in total TDR’s at December 31, 2011, $7.2 million were on nonaccrual status at period-end. As of September 30, 2012, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

The following table summarizes special mention loans by type at September 30, 2012 and December 31, 2011.

(in thousands)	September 30, 2012	Dec 31, 2011
Commercial and industrial	$10,225	$10,431
Real estate - mortgage:
Commercial real estate	914	749
Residential mortgages	0	0
Home equity loans	0	0
Total real estate mortgage	0	749
RE construction & development	0	0
Agricultural	0	0
Installment/other	103	423
Commercial lease financing	0	0
Total Special Mention Loans	$11,242	$11,603

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

Table 7. Allowance for Credit Losses - Summary of Activity

	September 30,	September 30,
(In thousands)	2012	2011

Total loans outstanding at end of period before deducting allowances for credit losses	$376,077	$408,715
Average loans outstanding during period	391,723	432,030

Balance of allowance at beginning of period	13,648	16,520
Loans charged off:
Real estate	(175)	(6,959)
Commercial and industrial	(3,204)	(8,476)
Commercial lease financing	0	(106)
Installment and other	(296)	(324)
Total loans charged off	(3,675)	(15,865)
Recoveries of loans previously charged off:
Real estate	8	158
Commercial and industrial	125	621
Commercial lease financing	0	0
Installment and other	44	5
Total loan recoveries	177	784
Net loans charged off	(3,498)	(15,081)

Provision charged to operating expense	1,010	12,497

Balance of allowance for credit losses at end of period	$11,160	$13,936

Net loan charge-offs to total average loans (annualized)	1.19%	4.67%
Net loan charge-offs to loans at end of period (annualized)	1.24%	4.84%
Allowance for credit losses to total loans at end of period	2.97%	3.34%
Net loan charge-offs to allowance for credit losses (annualized)	41.88%	144.68%
Net loan charge-offs to provision for credit losses (annualized)	346.23%	120.68%

Net loan charge-offs decreased $11.6 million during the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. Loan charge-offs of $3.7 million experienced during the nine months ended September 30, 2012 included full or partial charge-offs of $3.3 million in impaired loans.

At September 30, 2012 and September 30, 2011, $171,000 and $157,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, reported separately in other liabilities. Management believes that the 2.97% credit loss allowance at September 30, 2012 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in losses to the loan portfolio.

It is the Company's policy to discontinue the accrual of interest income on loans when reasonable doubt exists with respect to the timely collectability of interest or principal due or the ability of the borrower to otherwise comply with the terms of the loan agreement. Such loans are placed on nonaccrual status whenever the payment of principal or interest is 90 days past due or earlier when the conditions warrant, and interest collected is thereafter credited to principal. Management may grant exceptions to this policy if the loans are well secured and in the process of collection.

Table 8. Nonperforming Assets

	September 30,	December 31,
(In thousands)	2012	2011
Nonaccrual Loans	$10,462	$18,098
Restructured Loans (1)	10,822	11,885
Total nonperforming loans	21,284	29,983
Other real estate owned	23,487	27,091
Total nonperforming assets	$44,771	$57,074

Loans past due 90 days or more, still accruing	$169	$74
Nonperforming loans to total gross loans	5.67%	7.34%
Nonperforming assets to total assets	7.07%	13.96%
Allowance for loan losses to nonperforming loans	52.43%	45.52%

(1) Included in nonaccrual loans at September 30, 2012 and December 31, 2011 are restructured loans totaling $5.9 million and $7.2 million, respectively.

Non-performing assets decreased $12.3 million between December 31, 2011 and September 30, 2012. Nonaccrual loans decreased $7.6 million between December 31, 2011 and September 30, 2012, with real estate mortgage and real estate construction loans each comprising approximately 40% of total nonaccrual loans at September 30, 2012. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans increased from 45.52% at December 31, 2011 to 52.43% at September 30, 2012.

	Balance	Balance	Change from
Nonaccrual Loans (in 000's):	September 30, 2012	December 31, 2011	December 31, 2011
Commercial and industrial	$1,466	$5,080	$(3,614)
Real estate - mortgage	4,231	3,989	242
RE construction & development	4,200	9,014	(4,814)
Agricultural	136	0	136
Installment/other	429	15	414
Commercial lease financing	0	0	0
Total Nonaccrual Loans	$10,462	$18,098	$(7,636)

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at September 30, 2012 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities. At  September 30, 2012 the Company had no borrowings, as its deposit base currently provides funding sufficient to support its asset values,

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At September 30, 2012, the Bank had 65.1% of total assets in the loan portfolio and a loan to deposit ratio of 75.1%, as compared to 62.8% of total assets in the loan portfolio and a loan to deposit ratio of 71.2% at December 31, 2011. Liquid assets at September 30, 2012 include cash and cash equivalents totaling $110.5 million as compared to $124.2 million at December 31, 2011. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $241.8 million at September 30, 2012.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion.) The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Since the quarter ended September 30, 2009, the Bank has been precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at September 30, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. The Company has not determined how long it will defer interest payments, but under the terms of the debenture, interest payments may be deferred up to five years (20 quarters). During such deferral periods, the Company is prohibited from paying dividends on its common stock (subject to certain exceptions) and will continue to accrue interest payable on the junior subordinated debt.  During the nine months ended September 30, 2012, the Bank paid did not pay any cash dividends to the parent company.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2010	$98,430
September 30, 2011	$120,470
December 31, 2011	$124,184
September 30, 2012	$141,520

Cash and cash equivalents increased $17.4 million during the nine months ended September 30, 2012, as compared to an increase of $21.1 million during the nine months ended September 30, 2011.

The Company has maintained positive cash flows from operations, which amounted to $7.5 million, and $7.4 million for the nine months ended September 30, 2012, and September 30, 2011, respectively. The Company experienced net cash inflows from investing activities totaling $33.2 million and $16.8 million during the nine months ended September 30, 2012 and September 30, 2011, respectively, as decreases in loans, settlement of OREO properties, proceeds from other investment sales and paydowns and maturities of investment securities outweighed capital and investment expenditures.

During the nine months ended September 30, 2012, the Company experienced net cash outflows from financing activities totaling $23.4 million as the result of decreases in brokered time deposits. For the nine months ended September 30, 2011, the Company experienced net cash outflows of $2.1 million from financing activities as decreases in brokered deposits and FHLB borrowings exceeded increases in demand deposits and savings accounts.

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

Since the effective date of the Agreement, the Bank submitted quarterly progress reports to the Federal Reserve. As of the October 30, 2012 progress report submitted for the third quarter of 2012, the Company and the Bank believe they are in compliance with the Agreement, including deadlines and remediation of violations of laws and regulations regarding stale loan appraisals. During the fourth quarter of 2010, the Company identified a material weakness related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as to the valuation of OREO properties (for further discussion see Item 9 “Controls and Procedures” in the Company’s 10-K for December 31, 2011.)

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

Pursuant to the March 2010 Agreement with the Federal Reserve Bank, the Company and the Bank are required to maintain sufficient capital to support current and future capital needs, including compliance with Capital Adequacy Guidelines taking into account the volume of classified assets, concentrations of credit, the level of the allowance for loan losses, current and projected growth, and projected retained earnings.  Pursuant to the Order issued by the California Department of Financial Institutions in May 2010, the Bank is required to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.5%. For purposes of the Order, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 11.63% at September 30, 2012.

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

The following table sets forth the Company’s and the Bank's actual capital positions at September 30, 2012, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank		To Be Well Capitalized under
	Actual	Actual	Minimum	Prompt Corrective Action
	Capital Ratios	Capital Ratios	Capital Ratios	Provisions
Total risk-based capital ratio	15.45%	15.65%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	14.19%	14.39%	5.00%	6.00%
Leverage ratio	10.48%	10.65%	4.00%	5.00%

As is indicated by the above table, and discussion above of the required ratio of tangible shareholders’ equity to total tangible assets under the Order, the Company and the Bank exceeded all applicable regulatory capital guidelines at September 30, 2012. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an agreement with the Federal Reserve Bank that, among other things, requires prior approval before paying a cash dividend or otherwise making a distribution of stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company. In addition, effective October 2009, the Company elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its trust preferred securities. Under the subordinated debenture agreement, the Company is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred.  In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the nine months ended September 30, 2012, the Company received no cash dividends from the Bank.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At September 30, 2012 the bank was not subject to a reserve requirement.

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

As of September 30, 2012, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Administrative Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Administrative/Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

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

The material weakness contributed to a material change in the provision for loan losses and the allowance for loan losses, as well as impairment losses for OREO, reflected in our earnings reported as of December 31, 2010.  Additionally, the material weakness contributed to the error and revisions to the Company’s previously issued September 30, 2011 financial statements. As of September 30, 2012, the material weakness had not been fully remediated.

During the quarter ended September 30, 2012, there were no material changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, in light of the material weaknesses aforementioned , in preparing the Company’s Consolidated Financial Statements included in this report, the Company performed a thorough review of the determination of completeness and accuracy of the allowance for credit losses, the provision for loan losses, and valuation of OREO properties to ensure that the Company’s Consolidated Financial Statements included in this report have been prepared in accordance with U.S. GAAP.

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

As part of its remediation efforts, the Company incorporated the following enhancements either during the closing process for the quarter ended September 30, 2012 or as part of ongoing efforts:

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

Management anticipates that these remedial actions will strengthen the Company’s internal control over financial reporting and will, over a relatively short period of time, address the material weakness that was identified as of December 31, 2010 and was present as of September 30, 2012, , December 31, 2011 and September 31, 2011..  Because some of these remedial actions will take place on a quarterly basis, their successful implementation will continue to be evaluated before management is able to conclude that the material weakness has been remediated. The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts.

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

None during the quarter ended September 30, 2012.

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

United Security Bancshares

Date: November 13, 2012	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Ken L Donahue
Ken L. Donahue
Chief Administrative Officer/Chief Financial Officer/Principle Accounting Officer