Form 10-K
period 2012-12-31
UNITED SECURITY BANCSHARES
filed 2013-04-01
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUALREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32987

UNITED SECURITY BANCSHARES
 (Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (559) 248-4943

Securities registered pursuant to Section 12(b) of the Act:  Common Stock, no par value on Nasdaq
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as d efined in Rule 405 of the Securities Act.
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

Shares outstanding as of February 28, 2013:   14,217,303

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement for the 2012 Meeting of Part III, Items 10, 11, 12, 13 and 14
Shareholders is incorporated by reference into Part III.

1 of 118

UNITED SECURITY BANCSHARES

2 of 118

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

3 of 118

Effective April 23, 2004, the Company completed a merger with Taft National Bank headquartered in Taft, California. Taft National Bank (“Taft”) was merged into United Security Bank and Taft’s two branches, one located in Taft and the other located in Bakersfield, California, operate as branches of United Security Bank. The total consideration paid to Taft shareholders was 251,250 shares of the Company’s Common Stock valued at just over $6 million. In the merger, the Company acquired $15.4 million in cash and short-term investments $23.3 million in loans, and $48.2 million in deposits. This transaction was accounted for using the purchase method of accounting, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Taft based on the fair value of those assets and liabilities, with resultant goodwill of $1.6 million and core deposits intangibles of $1.9 million. Goodwill is not amortized but is reviewed at least annually for impairment, while core deposit intangibles are being amortized over a period of approximately 7 years. At the time of the merger, the Company sought opportunities to expand its market area to the south with the expectation that the Bakersfield area would have significant growth given its strategic location just north of Los Angeles. The two branches purchased have grown since the merger in 2004, with loans totaling $31.0 million, and deposits totaling $78.6 million at December 31, 2012. Like much of the rest of the San Joaquin Valley, the Bakersfield area has been impacted to a large degree by the slowdown in residential real estate markets and resulting depressed real estate prices. Of the $21.9 million in total impaired loans reported by the Company at December 31, 2012, $4.0 million was related to the Bakersfield operation with a specific reserve of $59,000. The Company believes there was no impairment on either the goodwill or core deposit intangible related to the Taft merger.

On February 16, 2007, the Company completed its merger with Legacy Bank, N.A., located in Campbell, California, with the acquisition of 100 percent of Legacy’s outstanding common shares. At merger, Legacy Bank’s one branch was merged with and into United Security Bank, a subsidiary of the Company. The purchase of Legacy Bank provided the Company with an opportunity to expand its market area into Santa Clara County and to serve a growing small business niche and individual client base built by Legacy. At the time of the merger, Legacy had $62.5 million in net loans and $69.6 million in total deposits. At December 31, 2012 total loans and deposits related to the Campbell branch totaled $44.9 million and $22.7 million, respectively, and have decreased as the result of declines in lending markets in that area as well as significant competition for deposits. Impaired loans related to the Campbell branch at December 31, 2012 totaled 364,000 with a related specific reserve of $3,000. The Company believes that as the economy recovers from the recent significant downturn, there will be increased opportunities to expand business within the greater Campbell area particularly in lending to small-to-medium sized businesses. The total value of the merger transaction was $21.5 million, and the shareholders of Legacy Bank received merger consideration consisting of 1,016,057 shares of common stock of the Company. The merger transaction was accounted for as a purchase transaction, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities, with resultant goodwill of $8.8 million and core deposits intangibles of $1.9 million. Goodwill is not amortized but is reviewed at least annually for impairment, while core deposit intangibles are being amortized over a period of approximately 7 years. The Company recognized no impairment charges related to goodwill or core deposit intangibles for the year ended December 31, 2012.  The Company recognized goodwill impairment charges of $1.5 million and impairment charges related to core deposit intangibles of $36,000 for the year ended  December 31, 2011.

At December 31, 2012, the Bank operates three branches (including its main office), one construction lending office, and one financial services office in Fresno and one branch each, in Oakhurst, Caruthers, San Joaquin, Firebaugh, Coalinga, Bakersfield, Taft, and Campbell. In addition, the Company and Bank have administrative headquarters located at 2126 Inyo Street, Fresno, California, 93721. The Company operates as one operating segment.

At December 31, 2012 and 2011, the consolidated Company had total assets of approximately $648.9 million, and $651.2 million, respectively. For the year ended December 31, 2012, the Company reported net income of $6.1 million, as compared to a net loss of $10.8 million for the year ended December 2011. At December 31, 2012, the consolidated Company had approximately $388.2 million in net loans, $563.3 million in deposits, and $69.4 million in shareholders' equity.

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

The Company has slowed its loan growth significantly over the past three years as a result of the economic downturn, and will continue to do so as a result of the recent agreement with the Federal Reserve Bank and California Department of Financial Institutions (referred to collectively herein as Federal Reserve Bank unless otherwise noted). Total loans declined 7.5% between December 31, 2010 and December 31, 2011, and declined another 2.1% between December 31, 2011 and December 31, 2012. During the same period, Nonperforming assets and related loan losses were also decreasing during the same period.  Nonperforming assets declined from $82.5 million at December 31, 2010, to $57.1 million at December 31, 2011 and to $54.1 million at December 31, 2012. Loan loss provisions totaled $12.5 million, $13.6 million and $1.0 million for the years ended December 31, 2010, 2011, and 2012, respectively. The largest impact of nonperforming assets was in the real estate construction and development area with significant slowdowns in housing starts combined with swift and severe declines in housing prices in the Company’s market area as well as the rest of the country during 2008 thru 2012. Management’s focus over the past four years, as a result of the depressed economy as well as the recent agreement with the Federal Reserve Bank, has been to concentrate its efforts on reducing the level of nonperforming assets rather than developing new business and growing the loan portfolio. This has been challenging in an economic environment where real estate construction all but stopped in late 2008 and early 2009, and housing prices continued to decline quarter after quarter, while unemployment and other economic factors grew worse. Lending policies and procedures have been enhanced, exposure to real estate loans have been reduced, and loan modifications, including rate and maturity concessions, and forbearance agreements, have been utilized more frequently to minimize loss exposure in the loan portfolio.

4 of 118

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

While we still have a higher percentage of brokered deposits than peers at December 31, 2012, efforts to restructure the balance sheet through reducing the level of total assets, and specifically real estate loans, are proving successful. Total wholesale borrowings and brokered deposits decreased from $40.9 million at December 31, 2011 to $18.0 million at December 31, 2012, representing a decrease of $22.6 million, and the Company improved its liquidity positions with an increase in fed funds sold and other overnight investments of $93.8 million at December 31, 2011 to $112.3 million at December 31, 2012.

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

The Bank offers a wide range of deposit instruments including personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal ("NOW") accounts, money market accounts and time certificates of deposit. Most of the Bank's deposits are attracted from individuals and from small and medium-sized business-related sources. Time deposits have provided a significant portion of the Bank’s deposit base amounting to 17.6% and 25.0% of total deposits as December 31, 2012 and 2011, respectively. A portion of those time deposits are brokered deposits which are considered wholesale funding sources generally from out of the Bank’s market area. Brokered deposits comprised 3.1% and 7.1% of total deposits as December 31, 2012 and 2011, respectively. As a result of the formal agreement with the Federal Reserve Bank issued in March 2010, the Bank has reduced its dependence on wholesale funding sources, including brokered deposits, to a level more in-line with peers

The Bank also engages in a full complement of lending activities, including real estate mortgage (47.6% of total loans at December 31, 2012), commercial and industrial (18.0% of total loans at December 31, 2012), real estate construction (22.7% of total loans at December 31, 2012), as well as agricultural (9.0% of total loans at December 31, 2012), lease financing (0.0% of total loans at December 31, 2012), and consumer loans (2.7% of total loans at December 31, 2012), with particular emphasis on short and medium-term obligations. Approximately 58% of the Bank's loans are secured by real estate at December 31, 2012. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2012, the Bank had loans (net of unearned fees) outstanding of $400.0 million, which represented approximately 71.0% of the Bank's total deposits and approximately 61.7% of its total assets.

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

5 of 118

Although the Bank has a high concentration of commercial real estate loans, the Bank is not in the business of making residential mortgage loans to individuals. Residential mortgage loans totaled $55.0 million or 13.8% of the total portfolio at December 31, 2012. The Bank does not originate, or have in its loans portfolio, any subprime, Alt-A, or option adjustable rate loans. The Bank does originate interest-only loans which are generally revolving lines of credit to commercial and agricultural businesses or for real estate development where the borrowers business may be seasonal or cash flows may be restricted until the completion of the project. In addition, the Bank has restructured certain loans to allow the borrower to continue to perform on the loan under a troubled debt restructuring plan. Interest-only loans comprised 31.0% and 33.5% of total loans at December 31, 2012, and 2011, respectively.

The Bank does purchase loan participations from, and does sell loan participations to, other financial institutions. The underwriting standards for loan participations or purchases are the same as non-participated loans, and are subject to the same limitations, collateral requirements, and borrower requirements. The Bank has reduced its level of loan participations over the past several years. Loan participations purchased comprised 0.1% and 0.9% of the total loan portfolio at December 31, 2012 and 2011, respectively. Loan participations sold comprised 3.4% and 3.3% of the total loan portfolio at December 31, 2012  and 2011, respectively. During the past year, participation lending activity has decreased and currently the Company is participating in few, if any, participation sales or purchases.

In the normal course of business, the Bank makes various loan commitments and incurs certain contingent liabilities. At December 31, 2012 and 2011, loan commitments of the Bank totaled $60.1 million and $62.4 million, respectively, and letters of credit totaled $2.5 million and $2.4 million, respectively. Of the $60.1 million in loan commitments outstanding at December 31, 2012, $18.0 million or 30.0% were for loans with maturities of one year or less. Due to the nature of the business of the Bank's customers, there are no seasonal patterns or absolute predictability to the utilization of unused loan commitments; therefore the Bank is unable to forecast the extent to which these commitments will be exercised within the current year. The Bank does not believe that any such utilization will constitute a material liquidity demand. The Company does however have collateralized and uncollateralized lines of credit which could be utilized if such loan commitments were to be exercised in excess of normal expectations.

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

6 of 118

▪
Unsecured - Whether unsecured or secured, guarantees are usually obtained from the principals or from 3rd party guarantors if necessary for additional financial support. Unsecured loans totaled $53.4 million and $58.1 million at December 31, 2012 and 2011, respectively.

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

The Company’s primary market area at December 31, 2012 was located in Fresno, Madera, and Kern Counties, in which approximately 30 FDIC-insured financial institutions compete for business. Santa Clara County was added during February 2007 with the Legacy Bank acquisition, in which approximately 50 FDIC-insured financial institutions compete for business. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2012, which is the most current information available.

	Rank	Share
Fresno County	13th	1.07%
Madera County	38th	.10%
Kern County	20th	.67%
Total of Fresno, Madera, Kern Counties	11th	1.84%
Santa Clara County	4th	7.71%

7 of 118

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

8 of 118

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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, the Company is required to maintain certain levels of capital, as is the Bank.  The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company as of December 31, 2012 are as follows:

	Requirement to be:		December 31, 2012
	Adequately Capitalized	Well Capitalized	Company	Bank
Tier 1 leverage capital ratio	4.0%	5.0%	10.66%	10.95%
Tier 1 risk-based capital ratio	4.0%	6.0%	14.26%	14.54%
Total risk-based capital ratio	8.0%	10.0%	15.49%	15.77%

In that the Bank is subject to a Consent Order with the FRB and DFI, the Bank is subject to additional capital guidelines.  Under the Consent Order the Bank is required to maintain a ratio of tangible equity to tangible assets of 9.50%   The Bank at December 31, 2012 was in compliance with this requirements of the Consent Order.

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

9 of 118

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

10 of 118

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

The FHLB – SF capital stock is redeemable on five years written notice, subject to certain conditions. At December 31, 2012 the Bank owned 24,123 shares of the FHLB-SF capital stock.

Federal Reserve. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits.  At December 31, 2012, the Bank was in compliance with these requirements.

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

11 of 118

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

In addition to the submission of the plans referred to in the Agreement to the Federal Reserve Bank for approval, and implementation of those plans, the Bank is required within 30 days after the end of each calendar quarter to submit written progress reports to the Federal Reserve Bank detailing actions taken to secure compliance with the Agreement. On April 26, 2012, July 26, 2012, and October 30, 2012, respectively, the Bank submitted progress reports to the Federal Reserve for the first, second, and third quarters of 2011. As of the January 29, 2013 progress report submitted for the fourth quarter of 2011 the Company and the Bank believe they are in compliance with the Agreement, including remediation of technical violations of laws and regulations regarding stale loan appraisals and the various deadlines in the Agreement.

12 of 118

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

13 of 118

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

14 of 118

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

The Dodd-Frank Act, signed into law in July 2010, will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act creates of a new interagency council, the Financial System Oversight Council that is charged with identifying and monitoring the systemic risk to the U.S. economy posed by systemically significant, large financial companies, including bank holding companies and non-bank financial companies.  The Office of Thrift Supervision will be eliminated and its powers distributed among the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC.   The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

15 of 118

The legislation also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act also repeals the prohibition on payment of interest on demand deposits.

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

16 of 118

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

17 of 118

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

18 of 118

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

On September 3, 2009, the U.S. Treasury issued a policy statement entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.”  The statement was developed in consultation with the U.S. bank regulatory agencies and sets forth eight “core principles” intended to shape a new international capital accord.  Six of the core principles relate directly to bank capital requirements. The statement contemplates changes to the existing regulatory capital regime that would involve substantial revisions to, if not replacement of, major parts of the Basel I and Basel II and affect all regulated banking organizations and other systemically important institutions.  The statement calls for higher and stronger capital requirements for bank and non-bank financial firms that are deemed to pose a risk to financial stability due to their combination of size, leverage, interconnectedness and liquidity risk.  The statement suggested that changes to the regulatory capital framework be phased in over a period of several years with a recommended schedule providing for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2011, although it does remain possible that U.S. bank regulatory agencies could officially adopt, or informally implement, new capital standards at an earlier date.  Following the issuance of the statement, on December 17, 2009, the Basel committee issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital, with the most significant changes being to Tier 1 capital.  Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier 1 capital status.  The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital. The Capital Proposals also leave open the possibility that the Basel committee will recommend changes to the minimum Tier 1 capital and total capital ratios of 4.0% and 8.0%, respectively.  Concurrently with the release of the Capital Proposals, the Basel committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals”).  The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

19 of 118

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

20 of 118

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

21 of 118

It is impossible to predict what effect the enactment of certain of the above-mentioned legislation will have on the Company.  Moreover, it is likely that other bills affecting the business of banks may be introduced in the future by the United States Congress or California legislature.

Employees

At December 31, 2012, the Company employed 142 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

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

Item 1B. - Unresolved Staff Comments

The Company had no unresolved staff comments at December 31, 2012.

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

22 of 118

The Company owns the branch facilities located at 3404 Coffee Road, Bakersfield, California, which has approximately 6,130 square feet of office space located on 1.15 acres.

The Company leases the Campbell branch located at 1875 S. Bascom Ave. Suite 19, Campbell, California, which has approximately 2,984 square feet. The lease commenced on January 1, 2011 and expires on December 31, 2021.

The Company owns its administrative headquarters at 2126 Inyo Street, Fresno, California and is occupied by the Company’s administrative staff. The facility consists of approximately 21,400 square feet. A portion of the premises has been subleased to a third-party under a lease term of approximately seven years.

The Company leases its financial services facility located at 7112 North Fresno Street, Suite 280, Fresno, CA.. The lease commenced on June 1, 2012 and expires on August 31, 2015.

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

Item 4 – Mine Safety Disclosures

Not applicable

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

During the third quarter ended September 30, 2008 and the fourth quarter ended December 31, 2008, the Company declared 1% stock dividends. During each of the sixteen consecutive quarters beginning March 31, 2009 through  December 31, 2012, the Company again declared 1% stock dividends. Share information for all periods presented in this Form 10-K has been restated to reflect the effect of the 1% stock dividends.

23 of 118

The following table sets forth the high and low closing sales prices by quarter for the Company's common stock, for the years ended December 31, 2012 and 2011.

	Closing Prices		Volume
Quarter	High	Low
4th Quarter 2012	$3.10	$2.46	340,700
3rd Quarter 2012	$2.82	$2.23	291,100
2nd Quarter 2012	$2.54	$1.95	225,300
1st Quarter 2012	$2.67	$1.73	201,800

4th Quarter 2011	$3.00	$2.01	284,100
3rd Quarter 2011	$3.30	$2.83	474,300
2nd Quarter 2011	$3.70	$2.80	312,300
1st Quarter 2011	$3.91	$2.79	670,600

At December 31, 2012, there were approximately 790 record holders of common stock of the Company. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

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

The Company distributed a 1% stock dividend to shareholders on January 25, 2012, April 25, 2012, July 25, 2012, and October 24, 2012,.The Company distributed a 1% stock dividend to shareholders on January 19, 2011, April 20, 2011, July 27, 2011, and October 26, 2011.

The amount and payment of dividends by the Company to shareholders are set by the Company's Board of Directors with numerous factors involved including the Company's earnings, financial condition and the need for capital for expanded growth and general economic conditions. No assurance can be given that cash or stock dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as for December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	186,781	$10.68	428,809
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	186,781	$10.68	428,809

A complete description of the above plans is included in Note 10 of the Company’s Financial Statements, in Item 8 of this Annual Report on Form 10K, and is hereby incorporated by reference.

Purchases of Equity Securities by Affiliates and Associated Purchasers

On May 16, 2007, the Company announced another stock repurchase plan to repurchase, as conditions warrant, up to 729,650 shares of the Company's common stock on the open market or in privately negotiated transactions. The repurchase plan represents approximately 5.00% of the Company's currently outstanding common stock. The duration of the program is open-ended and the timing of purchases will depend on market conditions.

As of December 31, 2012, there were 625,020 shares available for repurchase. The Company did not repurchase any common shares during the year ended December 31, 2012 or 2011.

24 of 118

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

Effective April 23, 2004, the Company completed its merger with Taft National Bank headquartered in Taft, California. Taft National Bank (“Taft”) was merged into United Security Bank and Taft’s two branches, one located Taft and the other located in Bakersfield, California, began operating as branches of United Security Bank. The total consideration paid to Taft shareholders was 241,447 shares of the Company’s common stock valued at just over approximately $6.0 million. As a result of the merger, the Company acquired $15.4 million in cash and short-term investments, $23.3 million in loans, and $48.2 million in deposits. The merger was accounted for using the purchase method of accounting, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Taft based on the fair value of those assets and liabilities, with resultant goodwill of $1.6 million and core deposits intangibles of $1.9 million. Goodwill is not amortized but is reviewed at least annually for impairment, while core deposit intangibles are being amortized over a period of approximately 7 years. The Company has recognized no impairment on either the goodwill or core deposit intangible related to the Taft merger. The two branches purchased during 2004 have grown since the merger in 2004, with loans totaling $36.9 million, and deposits totaling $72.6 million at December 31, 2012. Like much of the rest of the San Joaquin Valley, the Bakersfield area has been impacted to a large degree by the slowdown in residential real estate markets and resulting depressed real estate prices. Of the $21.9 million in total impaired loans reported by the Company at December 31, 2012, $4.0 million was related to the Bakersfield operation with a specific reserve of $59,000.

25 of 118

On February 16, 2007, the Company completed its merger of Legacy Bank, N.A. with and into United Security Bank, a wholly owned subsidiary of the Company. Legacy Bank which began operations in 2003 operated one banking office in Campbell, California serving small business and retail banking clients. With its small business and retail banking focus, Legacy Bank provides a unique opportunity for United Security Bank to serve a loyal and growing small business niche and individual client base in the San Jose area. Upon completion of the merger, Legacy Bank's branch office began operating as a branch office of United Security Bank. As of February 16, 2007, Legacy Bank had net assets of approximately of $8.6 million, including net loans of approximately $62.4 million and deposits of approximately $69.6 million. At the time of the merger, Legacy had $62.5 million in net loans and $69.6 million in total deposits. At December 31, 2012, net loans and total deposits related to the Campbell branch totaled $44.9 million and $22.7 million, respectively, and have decreased as the result of declines in lending markets in that area as well as significant competition for deposits. Impaired loans related to the Campbell branch at December 31, 2012 totaled $364,000 with a related specific reserve of $3,000.

In the merger with Legacy Bank, the Company issued 976,411 shares of its stock in a tax free exchange for all of the Legacy Bank common shares. The total value of the transaction was approximately $21.7 million. The merger transaction was accounted for using the purchase accounting method, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy based on the fair value of those assets and liabilities. Fair value adjustments and intangible assets totaled approximately $12.9 million, including $8.8 million in goodwill. The allocations of purchase price based upon the fair market value of assets acquired and liabilities assumed were finalized during the fourth quarter of 2007. Goodwill is not amortized but is reviewed at least annually for impairment, while core deposit intangibles are being amortized over a period of approximately 7 years. The Company did not recognize any impairment charges related to goodwill or core deposit intangibles for the year ended December 31, 2012. The Company recognized goodwill impairment charges of $1.5 million and impairment charges related to core deposit intangibles of $36,000 for the year ended December 31, 2011.

During July 2007, the Company formed USB Capital Trust II, a wholly-owned special purpose entity, for the purpose of issuing Trust Preferred Securities. Like USB Capital Trust I formed in July 2001, USB Capital Trust II is a Variable Interest Entity (VIE) and a deconsolidated entity pursuant current accounting standards related to variable interest entities. On July 23, 2007, USB Capital Trust II issued $15 million in Trust Preferred securities. The securities have a thirty-year maturity and bear a floating rate of interest (repricing quarterly) of 1.29% over the three-month LIBOR rate. Interest is payable quarterly. Concurrent with the issuance of the Trust Preferred securities, USB Capital Trust II used the proceeds of the Trust Preferred securities offering to purchase a like amount of junior subordinated debentures of the Company. The Company is to pay interest on the junior subordinated debentures to USB Capital Trust II, which represents the sole source of dividend distributions to the holders of the Trust Preferred securities. The Company elected at September 30, 2009 to defer quarterly payments of interest on the junior subordinated debentures beginning with the quarterly payment due October 1, 2009. In addition, the Agreement entered into with the Federal Reserve Bank of San Francisco during March 2010 prohibits the Bank from making distributions, including dividends and interest payments, without prior written approval. The terms of the debentures permit the deferment of payment of interest for up to 20 consecutive quarters. Interest continues to accrue while interest payments are deferred. Under the terms of the trust preferred securities the Company is prohibited from paying dividends on its capital stock (including common stock) during the deferral period. The Company may redeem the junior subordinated debentures at anytime at par.

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

26 of 118

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

27 of 118

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

28 of 118

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

In addition to the submission of the above plans to the Federal Reserve Bank for approval, and implementation of the above plans, the Bank is required within 30 days after the end of each calendar quarter to submit written progress reports to the Federal Reserve Bank detailing actions taken to secure compliance with the Agreement. On April 26, 2012, July 26, 2012, and October 30, 2012, respectively, the Bank submitted progress reports to the Federal Reserve for the first, second, and third quarters of 2012. As of the January 29, 2013 the Company submitted a progress report for the fourth quarter of 2010. At this time the Company and the Bank believe they are in compliance with the Agreement, including remediation of technical violations of laws and regulations regarding stale loan appraisals.

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

The Bank is currently in full compliance with the requirements of the Order including its deadlines. During the fourth quarter of 2010, the Company identified certain material weaknesses related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as material weaknesses related to the valuation of OREO properties.  These weaknesses were remediated as of December 31, 2012 (for further discussion see Item 9A Controls and Procedures.)

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

29 of 118

Current Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources are considered as well in the planning process to mitigate risk and allow for growth. Net interest income has declined over the past two years, totaling $23.1 million and $25.0 million for the years ended December 31, 2012 and 2011, respectively. The decline in net interest income was primarily the result of declines in the volume of interest-earning assets which more than outweighed the decrease in interest expense during 2012. Average interest-earning assets decreased approximately $31.5 million between 2011 and 2012 as the size of the balance sheet was reduced in line with economic impact on the Company’s loan portfolio. The decrease in average earning assets between 2011 and 2012 consisted of a decrease of $35.6 million in loans and $10.6 million in investment securities offset by increases of $15.2 million in interest-bearing deposits in the Federal Reserve Bank. During the last two years, the Company’s cost of interest-bearing liabilities has declined significantly as market rates of interest declined, with the average cost of interest-bearing liabilities dropping from 0.73% during 2011 to 0.60% for the year ended December 31, 2012. Over the two year period, the mix of average interest-bearing liabilities changed, with interest-bearing deposits decreasing on average by $40.8 million between the years ended December 31, 2011 and 2012. Average borrowings decreased $22.0 million on average between the years ended December 31, 2011 and 2012 as the Company sought to reduce its dependence on wholesale funding sources.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest earning assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average
	12/31/12	12/31/11
Loans	74.20%	76.39%
Investment securities	7.30%	8.80%
Interest-bearing deposits in other banks	0.35%	0.42%
Interest-bearing deposits in FRB	18.15%	14.39%
Federal funds sold	0.00%	0.00%
Total earning assets	100.00%	100.00%

NOW accounts	14.44%	11.80%
Money market accounts	37.39%	30.43%
Savings accounts	11.99%	9.67%
Time deposits	33.44%	40.21%
Other borrowings	0.00%	5.43%
Trust Preferred Securities	2.74%	2.46%
Total interest-bearing liabilities	100.00%	100.00%

Last year the residential real estate markets in the five-county region from Merced to Kern showed signs of improvement. In 2012 those “signs” continued to strengthen, not only in the five-county region but on a national level as well. The number of All Homes sold  are lower because of fewer foreclosures for sale but New Home sales are up. The number of new homes sold in the five-county region are up 32% year-over- year in February 2013. The number of all homes sold in the five-county region for the same period are down 10%. New home median prices are up 3% and all homes median prices are up 15% over the same year-over-year period.

The market for OREO properties (foreclosed properties) owned by the Bank continue to strengthen. Even though a few properties were added to totals during 2012, the outstanding balance of OREO fell from $27.1 million at 12/31/2011 to $23.9 million at 12/31/2012. The book values of OREO properties in escrow on March 20, 2013 total $7 million and are expected to close escrow before May 1, 2013.

Unemployment in Fresno County was 16.8% at year-end 2011 and 15.3% at the end of 2012. California improved from 11.8% to 10.5% while the US improved from 9% to 8.1% at 12/31/12. Population growth in Fresno County (15%) from 2002 to 2012 outpaced the State (9%) and the Nation (9%). Fresno is the largest agriculture-producing county in the US and Ag production totaled $6.9 billion in 2012, a 15.8% increase over the prior year. Of the five county region, Merced to Kern, four are in the top five counties in the US for Ag production. The Ag markets in this region strengthened in 2012 fueled in part by global demand for exports that drove ag product prices and demand for local agricultural land higher. The agriculture affect benefits the five-county economies.

30 of 118

Kern County varies slightly from Fresno County. Kern performed slightly better in unemployment at 13.5% for 2012, down from 13.5% for 2011. Residential real estate markets strengthened in 2012 with new home sales up 88% year-over-year for February/ Kern County is ranked number 2 in agriculture production in the US and Kern is home to a significant oil industry.

Santa Clara County is one of the few areas with consistent job and income growth in 2012 based on the strength of its high-tech manufacturing sector that has benefited from increasing business investment.  Unemployment rates were 7.5% at 12/31/12, down from 8.6% in 2011.

The Company’s loan portfolio, with the exception of real estate mortgage loans, had,declined over the past few years because of the economic downturn. The largest decreases were in real estate construction and development loans and commercial and industrial loans, as the Company reduced exposure to real estate markets hardest hit from the downturn, and although total loans decreased $8.7 million between December 31, 2011 and December 31, 2012, both real estate mortgage and real estate construction loans increased by $7.8 million and $20.1 million, respectively  All other loan catergories decreased. With signs of a recovery in real estate prices during 2012, the  Company initiated additions of approximately $14 million to the real estate construction and development loan portfolio during 2012 while continuing to give its attention to monitoring existing construction loans in the portfolio. Real estate construction and development loans amounted to 22.7% and 17.4% of the total  loan portfolio at December 31, 2012 and 2011. Additionally, commercial real estate loans (a component of real estate mortgage loans) amounted to 33.4% and 34.4%, of the total loan portfolio at December 31, 2012, and 2011, respectively. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans are made to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Loan participations, both sold and purchased, have declined over the past two years as lending originations have slowed significantly and the loan participation market with it. As a result, loan participations purchased have declined from $3.6 million or 0.9% of the portfolio at December 31, 2011, to $33,000 or 0.1% of the portfolio at December 31, 2012. Loan participations sold have increased from $13.3 million or 3.3% of the portfolio at December 31, 2011, to $13.6 million or 3.4% of the portfolio at December 31, 2012.

With market rates of interest remaining at historically low levels for more than a year, the Company continues to experience compressed net interest margins. During 2012, the Company’s net interest margin fell from 4.49% for the year ended December 31, 2011, to 4.40% for the year ended December 31, 2012. With approximately 42% of the loan portfolio in floating rate instruments at December 31, 2012, the effects of low market rates continue to keep loan yields compressed. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans over the past year. Loans yielded 5.95% and 6.02% during the years ended December 31, 2012 and December 31, 2011, respectively.  Tthe Company’s yield on investment securities increased from 4.38% at December 31, 2011 to 4.49% at December 31, 2012.  The Company’s cost of funds has continued to decline over the past year and has mitigated much of the decrease in yields on earning assets. The Company’s average cost of funds was 0.60% for the year ended December 31, 2012 as compared to 0.73% for the year ended December 31, 2011. Wholesale borrowing and brokered deposit rates have remained low since late 2008, resulting in overnight and short-term borrowing rates of less than 0.35% during much of the past year. The Company benefited from the low interest rate environment, and continues to utilize short-term borrowing lines through the Federal Home Loan Bank. Although the Company does not intend to increase its current level of brokered deposits, and in fact as a result of the recent Agreement with the Federal Reserve Bank and Order with the California Department of Financial Institutions, will systematically reduce brokered deposit levels as they mature in the future, the $18.0 million in brokered deposits at December 31, 2012 continues to provide the Company with a low-cost source of deposits. The Company will continue to utilize these funding sources when possible to maintain prudent liquidity levels, while seeking to increase core deposits when possible.

Total noninterest income of $6.1 million reported for the year ended December 31, 2012 decreased $771,000 or 11.2% as compared to the year ended December 31, 2011. Noninterest income continues to be driven by customer service fees, which totaled $3.6 million for the year ended December 31, 2012, a decrease of just $57,000 or 1.6% over the year ended December 31, 2011. Customer service fees represented 58.7% and 52.9% of total noninterest income for the years ended December 31, 2012 and 2011, respectively. Other components of noninterest income have become more volatile during the past several years as many have been nonrecurring or non-sustainable, including gains or losses on other real estate owned through foreclosure or other asset disposals as the Company works to reduce problem assets. Other components of noninterest income recognized during the year ended December 31, 2012 included gains of $1.8 million on the sale of  tax credits, as well as $564,000 from an increase in the cash surrender value of bank owned life insurance.

Noninterest expense decreased approximately $10.2 million or 33.2% between the years ended December 31, 2011 and December 31, 2012. Decreases experienced during the year ended December 31, 2012 were primarily the result of both decreases in OREO impairment charges and other OREO related expenses totaling approximately $6.2 million and decreases in impairment losses on goodwill of $1.5 million as well as decreases of $673,000 in regulatory assessments, $648 in professional fees, and $628,000 in impairment losses on investment securities.

31 of 118

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

The Company has not paid any cash dividends on its common stock since the second quarter of 2008 and does not expect to resume cash dividends on its common stock for the foreseeable future. Because the Company has elected to defer the quarterly payments of interest on its junior subordinated debentures issued in connection with the trust preferred securities as discussed above, the Company is prohibited under the subordinated debenture agreement from paying cash dividends on its common stock during the deferral period. In addition, pursuant to the Agreement entered into with the Federal Reserve Bank during March of 2010, the Company and the Bank are precluded from paying cash dividends without prior consent of the Federal Reserve Bank.  On March 27, 2012, June 26, 2012, September 25, 2012, and December 18, 2012, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of April 13, 2012, July 13 2012, October 12, 2012, and January 11, 2013, respectively, an additional 136,654, 138,011, 134,761, and 140,725 shares, respectively, were issued to shareholders. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the year ended December 31, 2012. Total assets decreased approximately $2.5 million during the year ended December 31, 2012, with a decrease of $8.7 million in loans, a decrease of $6.6 million in investment securities, and $3.2 million in other real estate owned. Offsetting these decreases was an increase of $17.4 million in cash and cash equivalents. Total deposits decreased $11.1 million. Increases of $37.8 million in NOW and money market accounts during the year ended December 31, 2012 were offset by decreases of  $7.9 million in non interest bearing deposits and $44.1 million in time deposits as the Company continued its efforts to reduce the level of brokered time deposits during 2011. Average loans comprised approximately 74% of overall average earning assets during the year ended December 31, 2012, as compared to 76% of average earning assets for the year ended December 31, 2011.

Nonperforming assets, which are primarily related to the real estate loan and property portfolio, remained high during the year ended December 31, 2012 as real estate markets continue to suffer from the mortgage crisis which began during mid-2007. Nonaccrual loans totaling $13.4 million at December 31, 2012, decreased $4.7 million from the balance reported at December 31, 2011. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Valuations on these loans and the underlying collateral began to stabilize during 2012, resulting in reduced charge-offs and levels of impaired loans. Impaired loans decreased $10.0 million during the year ended December 31, 2012 to a balance of $21.9 million at December 31, 2012. Other real estate owned through foreclosure decreased $3.2 million between December 31, 2011 and December 31, 2012. During the year ended December 31, 2012, sales  and other settlements of other real estate owned through foreclosure more than offset the $2.4 million in loans transferred to other real estate owned during the year.  Additionally, non-performing securities totaling $10.2 million at December 31, 2011, were sold during the fourth quarter of 2012.  As a result of these events, nonperforming assets as a percentage of total assets decreased from 8.76% at December 31, 2011 to 7.55% at December 31, 2012.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for loan and lease losses and provision for credit losses for the periods shown.

(in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Provision for credit losses during period	$1,019	$13,602	$12,475
Allowance as % of nonperforming loans	39.02%	45.52%	35.19%

Nonperforming loans as % total loans	7.55%	7.34%	10.63%
Restructured loans as % total loans	4.19%	4.74%	5.65%

32 of 118

As the economy has declined along with asset valuations, increased emphasis has been placed on impairment analysis of both tangible and intangible assets on the balance sheet. As of March 31, 2012, the Company conducted annual impairment testing on the largest component of its outstanding balance of goodwill, that of the Campbell operating unit (resulting from the Legacy merger during February 2007.) In part, as a result of continued declines in interest rates and other economic factors within the industry, we could not conclude at March 31, 2012 that there was not a possibility of goodwill impairment under the current economic conditions. During the second quarter of 2012, the Company utilized an independent valuation service to determine the aggregate fair value of the individual assets, liabilities, and identifiable intangible assets of the Campbell operating unit in question to determine if the goodwill related to that operating unit was impaired, and if so, how much the impairment was. Management, with the assistance of the independent third-party, concluded that there was no impairment of the goodwill related to the Campbell operating unit for the year ended December 31, 2012. The Company recognized an impairment loss of $1.5 million or $0.11 per share (pre-tax and after-tax) for the quarter ended June 30, 2011 and the year ended December 31, 2011.

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. As the real estate market declined through 2008, and that accelerated throughout much of 2009, the level of problem assets increased, and the estimated real estate values on many of those assets decreased resulting in increased charge-offs or write-downs of those assets. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. As a result of these efforts, restructured loans decreased from 50 loans totaling $26.1 million at December 31, 2009 to approximately 47 loans totaling $24.9 million at December 31, 2010 decreasing to 41 loans totaling $19.4 million at December 31, 2011, and then decreasing to 49 loans totaling $16.2 million at December 31, 2012. Provisions made to the allowance for credit losses, totaled $1.0 million during the year ended December 31, 2012 as compared to $13.6 million for the year ended December 31, 2011. The provisions made to the allowance for credit losses, totaling $1.0 million during the second quarter of 2012, and $3,000 made during the third quarter of 2012, provided a level in the allowance for credit losses that is deemed adequate to cover inherent losses in the loan portfolio. Net loan and lease charge-offs during the year ended December 31, 2012 totaled $2.9 million, as compared to $16.5 million for the year ended December 31, 2011. The Company charged-off approximately 26 loans during the year ended December 31, 2012, compared to 78 loans during the year ended December 31, 2011. Net loan and lease charge-offs totaling $2.9 million during the year ended December 31, 2012 included $600,000 during the quarter ended March 31, 2012, $2.4 million during the quarter ended June 30, 2012, $454,000 during the quarter ended September 30, 2012, and ($615,000) during the fourth quarter of 2012. The percentage of net charge-offs to average loans were 0.7%, 3.9%, and 2.2% for the years ended December 31, 2012, 2011 and 2010, respectively.

Deposits decreased by $11.1 million during the year ended December 31, 2012, with decreases in time and non interest bearing deposits offset by increases in NOW, money market, and savings accounts totaling $40.9 million during 2012. Decreases in time deposits experienced during the year ended December 31, 2012 were primarily the result of decreases in brokered wholesale deposits, as the Company continues to reduce its reliance on brokered deposits and other wholesale funding sources, while enhancing liquidity.

Brokered deposits have provided the Company a relatively inexpensive funding source over the past several years totaling $18.0 million or 3.2% of total deposits at December 31, 2012, as compared to $40.9 million or 7.1% of total deposits at December 31, 2011. Brokered deposits and other wholesale funding sources were used to some degree to fund loan growth in 2007 and 2008, but the current state of the economy and the financial condition of the Company have made it increasingly important to continue to develop core deposits and reduce the Company’s dependence on brokered and other wholesale funding sources, including lines of credit with the Federal Reserve Bank and the FHLB. The Company increased its efforts early in 2009 to develop core deposit growth with employee training throughout the entire organization and a deposit-gathering program that incented employees to bring in new deposits from our local market area and establish more extensive relationships with our customers. The Company continues its deposit gathering program and committed additional resources to its efforts during 2010 including two full time employees dedicated to business development. As part of its liquidity position improvement plan resulting from the formal agreement with the Federal Reserve Bank issued in March 2010, the Company will reduce its reliance on brokered deposits over the next two years to levels more comparable with peers, which is currently about 5% of total deposits. The Company will seek to replace maturing brokered deposits with core deposits, but may also control loan growth to help achieve that objective.

While the Company still has a higher percentage of brokered deposits than peers at December 31, 2012, efforts to restructure the balance sheet through reducing the level of total assets, and specifically real estate loans, are proving successful. Total wholesale borrowings and brokered deposits decreased an additional $22.9 million during the year ended December 31, 2012 to a balance of $18.0 million at December 31, 2012.

33 of 118

During October 2011, the Company prepaid $32.0 million in FHLB advances with an original maturity date of 1/31/2012 as part of its balance sheet management strategy. Although the Company had no borrowings at December 31, 2012, the Company will continue to utilize overnight borrowings and other term credit lines as deemed prudent. Use of such lines are monitored closely to ensure sound balance sheet management in light of the current economic and credit environment.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates declined during most of 2009. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.60% and 1.89% at December 31, 2012 and December 31, 2011, respectively. Pursuant to fair value accounting guidance, the Company has recorded $774,000 in pretax fair value losses on its junior subordinated debt during the year ended December 31, 2012, bringing the total cumulative gain recorded on the debt to $6.3 million at December 31, 2012.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties, as well as Campbell, in Santa Clara County. The San Joaquin Valley and other California markets continue to exhibit weak demand for construction lending and commercial lending from small and medium size businesses, as commercial and residential real estate markets have remained depressed since 2008. We have seen improvement during the later part of 2012 and the first quarter of 2013, and are optimistic that these positive trends will continue. There are continued challenges for the banking industry with tight credit markets and relatively weak real estate marketsadversely affecting the Banking industry and the Company.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance during 2013 and beyond. The banking industry is still experiencing downward pressure on net margins as well as interest rates remain at historical lows. During March 2010, the Company and the Bank entered into a regulatory agreement with the Federal Reserve Bank which, among other things, requires improvements in the overall condition of the Company and the Bank. As a result, market rates of interest, asset quality, as well as regulatory oversight will continue be an important factor in the Company’s ongoing strategic planning process.

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

34 of 118

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

At December 31, 2011, the Company considered three of its investment securities other than temporarily impaired. The three private-label collateralized mortgage obligations (residential mortgage obligations) have an amortized cost of $10.2 million and carrying value of $8.0 million. Impairment analysis on these three residential mortgage obligations was performed utilizing the services of a third-party investment broker specializing in private-label CMO’s, and was based upon estimated cash flows. Estimated cash flows were based upon assumptions of future prepayments and default rates, and thus may be subject to revision as events change in the future. For the year ended December 31, 2011, the Company recognized pre-tax losses totaling $912,000 related to the credit portion of the other-than-temporary impairment in earnings. The remaining $2.3 million impairment on the three residential mortgage obligations is recorded as a component of other comprehensive income at December 31, 2011.These investment securities were sold during the fourth quarter of 2012.

Fair Value

Effective January 1, 2007, the Company adopted fair value option accounting standards choosing to apply the standards to its junior subordinated debt. The Company concurrently adopted the accounting standards related to fair value measurements. The accounting standards related to fair value measurements defines how applicable assets and liabilities are to be valued, and requires expanded disclosures about financial instruments carried at fair value. The fair value measurement accounting standard establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments infrequently traded or not quoted in an active market will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. Determining fair values under the accounting standards may include judgments related to measurement factors that may vary from actual transactions executed in the marketplace. For the years ended December 31, 2012 and December 31, 2011, the Company recorded fair value adjustments related to its junior subordinated debt totaling losses of $774,000 and gains of $1.9 million, respectively. (See Notes 8 and 13 of the Notes to Consolidated Financial Statements for additional information about financial instruments carried at fair value.)

35 of 118

Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. The acquisition of Taft National Bank during April 2004 gave rise to goodwill totaling approximately $1.6 million, and the acquisition of Legacy Bank during February 2007 resulted in goodwill of approximately $8.8 million. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually using an internal discounted cash flow model. The Company recognized no impairment of goodwill during 2012. During the year ended December 2011, the Company recognized goodwill impairment of $1.5 million on the goodwill associated with the 2007 Legacy acquisition. While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred taxes are measured using current tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered. If the Company’s future income is not sufficient to apply the deferred tax assets within the tax years to which they may be applied, the deferred tax asset may not be realized and the Company’s income will be reduced. The Company had recorded a valuation allowance against its deferred tax assets of $2.7 million and $3.7 million at December 31, 2012 and 2011, respectively,.

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

The Company reviewed its various tax positions, including its ongoing REIT case with the California Franchise Tax Board (FTB), as of January 1, 2007 (adoption date), and then again each subsequent quarter during 2007 in light of the adoption of the accounting standards related to uncertainty in income taxes. The Bank, with guidance from advisors believes the case related to consent dividends taken by the Bank’s REIT during 2002 has merit with regard to points of law, and that the tax law at the time allowed for the deduction of the consent dividend. However, the Bank, with the concurrence of advisors, cannot conclude that it is “more than likely” (as defined) that the Bank will prevail in its case with the FTB. As a result of this determination, effective January 1, 2007, the Company recorded a reduction of $1,298,470 to beginning retained earnings upon adoption of the accounting standards related to uncertainty in income taxes to recognize the potential tax liability under the guidelines of the interpretation. The adjustment includes amounts for assessed taxes, penalties, and interest. It is the Company’s policy to recognize interest and penalties under FIN48 as a component of income tax expense. At December 31, 2010, the accumulated unrecognized tax liability, including interest to date was $1,669,000.  During 2011, the Company continued to record accrued interest on the unrecognized liability, and then in October 2011, under the provisions of Franchise Tax Board Voluntary Compliance Initiative Program (VCI 2), the Company settled its case related to the REIT consent dividend.  As a result, the Company had no FIN 48 reserve as as of December 31, 2011 or 2012.

Pursuant to the accounting standards related to uncertainty in income taxes, the Company will continue to re-evaluate existing tax positions, as well as new positions as they arise. If the Company determines in the future that its tax positions are not “more likely than not” to be sustained (as defined) by taxing authorities, the Company may need to recognize additional tax liabilities.

36 of 118

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

Results of Operations

For the year ended December 31, 2012, the Company reported net income of $6.1 million or $0.43 per share ($0.43 diluted) compared to a net loss of $10.8 million or -$0.77 per share (-$0.77 diluted) for the year ended December 31, 2011. The increase of $16.9 million between December 31, 2011 and December 31, 2012 resulted from decreases in in the provisions for credit losses taken during the year, decreases in non interest expense, in addition to a reduction in the tax valuation allowance. Net losses increased $6.4 million between December 31, 2010 and December 31, 2011 as the result of decreases in interest income and increases in the provisions for credit losses taken during the year in addition to the recognized tax valuation allowance.

The Company’s return on average assets was 0.97% for the year ended December 31, 2012 as compared to (1.64%) for the year ended December 31, 2011. The Company’s return on average equity was 9.23% for the year ended December 31, 2012 as compared to (15.86%) for the year ended December 31, 2011.

As with variances in net income, changes in the return on average assets and average equity experienced by the Company during 2012 and 2011 were primarily the result of fluctuations in loan loss provisions taken during the past two years, as well as changes in impairment losses and OREO-related expenses.

The following table sets forth certain selected financial data for the Bank for each of the years in the five-year periods ended December 31, 2012 and should be read in conjunction with the more detailed information and financial statements contained elsewhere herein (in thousands except per share data and ratios).

(in thousands except per share data and ratios)	2012	2011	2010	2009	2008
Selected Financial Ratios:
Return on average assets	0.97%	(1.64%)	(0.63%)	(0.62%)	0.52%
Return on average shareholders' equity	9.23%	(15.86%)	(5.67%)	(5.77%)	4.93%
Average shareholders' equity to average assets	10.55%	10.36%	11.06%	10.71%	10.60%
Dividend payout ratio	0.00%	0.00%	0.00%	0.00%	80.12%

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

Net interest income before provision for credit losses totaled $23.1 million for the year ended December 31, 2012 as compared to $25.0 million for the year ended December 31, 2011. This represents a decrease of $1.9 million or 7.6 % between the two years. The decrease in net interest income between 2011 and 2012, is primarily the result of decreased volumes of, and yields earned, on interest-earning assets, which more than offset the decreased yields on interest-bearing liabilities. Significant declines in the Company’s cost of funds helped to mitigate declines in net interest income and minimized the decrease in the net margin between the two periods.

37 of 118

Table 1. – Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and interest differentials
Years Ended December 31, 2012 and 2011

		2012			2011
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)	$389,377	$23,184	5.95%	$424,961	$25,573	6.02%
Investment Securities – taxable	38,322	1,720	4.49%	48,929	2,141	4.38%
Interest on deposits in other banks	1,854	23	1.24%	2,366	39	1.65%
Interest on deposits in FRB	95,238	224	0.24%	80,025	186	0.23%
Federal funds sold and reverse repos	0	0	0.00%	0	1	0.00%
Total interest-earning assets	524,791	$25,151	4.79%	556,281	$27,940	5.02%
Allowance for credit losses	(12,257)			(15,021)
Noninterest-bearing assets:
Cash and due from banks	23,290			21,746
Premises and equipment, net	12,617			12,831
Accrued interest receivable	1,512			1,790
Other real estate owned	24,454			32,702
Other assets	48,601			47,775
Total average assets	$623,008			$658,104
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$49,358	$68	0.14%	$47,825	$86	0.18%
Money market accounts	127,784	775	0.61%	123,312	1,014	0.82%
Savings accounts	40,986	98	0.24%	39,174	133	0.34%
Time deposits	114,286	850	0.74%	162,910	1,387	0.85%
Other borrowings	0	0	0.00%	22,014	101	0.46%
Trust Preferred securities	9,385	270	2.88%	9,941	243	2.44%
Total interest-bearing liabilities	341,799	$2,061	0.60%	405,176	$2,964	0.73%
Noninterest-bearing liabilities:
Noninterest-bearing checking	210,003			179,239
Accrued interest payable	127			196
Other liabilities	5,324			5,304
Total average liabilities	557,253			589,915

Total average shareholders' equity	65,755			68,189

Total average liabilities and Shareholders' equity	623,008			$658,104
Interest income as a percentage of average earning assets			4.79%			5.02%

Interest expense as a percentage of average earning assets			0.39%			0.53%

Net interest margin			4.40%			4.49%

(1) Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $527,000 and $696,000 for the years ended December 31, 2012 and 2011, respectively.

The Bank's year-to-date net interest margin, as shown in Table 1, decreased to 4.40% at December 31, 2012 from 4.49% at December 31, 2011, a decrease of 9 basis points (100 basis points = 1%) between the two periods.

The prime rate averaged 3.25% for the years ended December 31, 2012 and 2011.

38 of 118

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

Table 2.  Rate and Volume Analysis

	2012 compared to 2011			2011 compared to 2010
(In thousands)	Total	Rate	Volume	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$(2,389)	$(268)	(2,121)	$(3,929)	$10	(3,939)
Investment securities	(421)	54	(475)	(711)	(136)	(575)
Interest-bearing deposits in other banks	(16)	(11)	(5)	(1)	1	(2)
Interest-bearing deposits in FRB	38	2	36	127	0	127
Federal funds sold and securities purchased under agreements to resell	0	0	0	(35)	37	(72)
Total interest income	(2,788)	(223)	(2,565)	(4,549)	(88)	(4,461)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(257)	(294)	37	(462)	(437)	(25)
Savings accounts	(35)	(41)	6	(6)	(22)	16
Time deposits	(537)	(160)	(377)	(1,129)	(408)	(721)
Other borrowings	(101)	(51)	(50)	(23)	35	(58)
Trust Preferred securities	27	41	(14)	(5)	4	(9)
Total interest expense	(903)	(505)	(398)	(1,625)	(828)	(797)
Increase (decrease) in net interest income	$(1,885)	$282	(2,167)	$(2,924)	$1,952	(4,876)

Total interest income decreased approximately $2.8 million, or 10.0% between the years ended December 31, 2011 and 2012, as the result of declines in the volume of averaging earning assets between the two periods. Earning asset volumes decreased in all earning-asset categories except federal funds sold and interest bearing deposits with the FRB between the two periods, with the largest decrease experienced in loans. On average, loans decreased by approximately $35.6 million between 2011 and 2012 as the Company continued to focus on the work-out of problem assets. The Company continues to maintain a high percentage of loans in its earning asset mix with loans averaging 74.2% of total earning assets for the year ended December 31, 2012, as compared to 76.4% for the year ended December 31, 2011.

Total interest expense decreased approximately $903,000, or 30.5% between the years ended December 31, 2011 and 2012, and is attributable to significant declines in the average rates paid on interest-bearing liabilities. Between those two periods, average interest-bearing liabilities decreased by $63.4 million, and the average rates paid on these liabilities decreased by 13 basis points. Average rates decreased in all interest-bearing liabilities except junior subordinated debentures, and higher-cost time deposits decreased on average between the periods.

Provision for Credit Losses

Provisions for credit losses and the amount added to the allowance for credit losses is determined on the basis of management's continuous credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the year ended December 31, 2012 the provision to the allowance for credit losses amounted to $1.0 million as compared to $13.6 million for the year ended December 31, 2011.

39 of 118

The decrease in provisions to the allowance for credit losses during 2012 is reflective of the stabalization of real estate valuation in the Company’s loan and other real estate owned portfolios.

During 2011, increases in the provision to the allowance for credit losses included large provisions during the third quarter of the year as prolonged weaknesses in the economy contributed to the further devaluation of real estate in the Company’s portfolio.  A provision of $9.2 million was made in the third quarter of 2011.

The amount provided to the allowance for credit losses during 2012 reduced the allowance to 2.95% of net outstanding loan balances at December 31, 2012, as compared to 3.34% of net outstanding loan balances at December 31, 2011.

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicated and the net changes between those years:

(In thousands)	2012	2011	Change
Customer service fees	$3,583	$3,640	$(57)
Increase in cash surrender value of BOLI	564	565	(1)
Gain (loss) on disposition of securities	(195)	11	(206)
(Loss) gain on sale of OREO	278	(231)	509
Gain on fair value option of financial liabilities	(774)	1,863	(2,637)
Gain on other investments	1,807	0	1,807
Other	843	1,029	(186)
Total	$6,106	$6,877	$(771)

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers and, to a lesser extent, gains on sales of Company assets and other miscellaneous income. Noninterest income for the year ended December 31, 2012 decreased $771,000 or 11.2% when compared to the previous year.

Customer service fees continue to provide a substantial part of noninterest income over the two years presented, representing 58.7% and 52.9% of total noninterest income for the years ended December 31, 2012 and 2011, respectively. Customer service fees decreased $57,000 between the years ended December 31, 2012 and December 31, 2011. Much of the decrease in customer service fees between is attributable to decreases in non sufficient funds charges.

The primary driver in the decrease in noninterest income for the year ended, December 31, 2012 was the recognition of a loss on the fair value of it junior subordinated debt totaling $774,000, as compared to a gain of $1.9 million for the year ended December 31, 2011.

Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2012 and 2011:

	2012		2011
		% of		% of
		Average		Average
		Earning		Earning
(Dollars in thousands)	Amount	Assets	Amount	Assets
Salaries and employee benefits	$9,082	1.73%	$9,109	1.64%
Occupancy expense	3,548	0.68%	3,487	0.63%
Data processing	77	0.01%	92	0.02%
Professional fees	1,707	0.33%	2,355	0.42%
FDIC/DFI assessments	1,409	0.27%	2,082	0.37%
Directors fees	256	0.05%	230	0.04%
Amortization of intangibles	304	0.06%	620	0.11%
Correspondent bank service charges	313	0.06%	302	0.05%
Writedown on investment	68	0.01%	1	0.00%
Impairment loss on OREO	463	0.09%	3,856	0.69%
Impairment loss on intangible assets	-	0.00%	36	0.01%
Impairment loss on Goodwill	-	0.00%	1,489	0.27%
Impairment loss on investment securities	284	0.05%	912	0.16%
Loss on CA Tax Credit Partnership	39	0.01%	418	0.08%
OREO expense	749	0.14%	3,503	0.63%
Other	2,276	0.43%	2,286	0.41%
Total	20,575	3.92%	30,778	5.53%

40 of 118

Noninterest expense, excluding provision for credit losses and income tax expense, totaled $20.6 million for the year ended December 31, 2012 as compared to $30.8 million for the year ended December 31, 2011. These figures represent an decrease of $10.2 million or 33.2% between the years ended December 31, 2011 and 2012. As a percentage of average earning assets, total noninterest expense has decreased over the past two years primarily as the result of decreases in impairment losses on Goodwill and intangible assets,  impairment losses on OREO, and other OREO related expenses. Noninterest expense amounted to 3.92% of average earning assets for the year ended December 31, 2012 as compared to 5.53% at December 31, 2011.

Decreases in non interest expense between the years ended December 31, 2012 and December 31, 2011, include impaiment losses of $3.4 million in OREO, other OREO related expenses of $2.8 million, impairment losses of $1.5 million on goodwill, impairment losses on investment securities of $628,000, professional expenses of $648,000, and regulatory assessments of $673,000.

During the years ended December 31, 2012, and 2011, the Company recognized stock-based compensation expense of $18,000 (less than $0.01 per share basic and diluted). This expense is included in noninterest expense under salaries and employee benefits. Under the current pool of stock options, the Company expects stock-based compensation expense to be about $4,500 per quarter for 2013, about $2,100 per quarter for 2013 through 2015, and about $1,700 for the first quarter of 2016. If new stock options are issued, or existing options fail to vest due, for example, to forfeiture, actual stock-based compensation expense in future periods will change.

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

The Company has reviewed all of its tax positions as of December 31, 2012, and has determined that, there are no material amounts that should be recorded under the current income tax accounting guidelines.

41 of 118

Financial Condition

Total assets decreased by $2.5 million or 0.4% during the year to $648.9 million at December 31, 2012, and decreased $29.3 million or 4.3% from the balance of $678.2 million at December 31, 2010. During the year ended December 31, 2012, decreases of $8.7 million were experienced in net loans as real estate lending plateaued and approximately $2.4 million in problem loans were transferred to OREO, while another $4.3 million was charged off against the allowance for loan losses. Overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold, increased a net $18.0 million, while investment securities decreased by $6.6 million during the year ended December 31, 2012. Total deposits of $563.3 million at December 31, 2012 decreased $11.1 million or 1.9% from the balance reported at December 31, 2011, a $5.8 million or 1.0% increase from the balance of $557.5 million reported at December 31, 2010. Declines of $22.9 million in brokered time deposits and  were partially offset by growth in NOW, money market, and other interest-bearing deposit accounts. Decreases in brokered time deposits during 2012 are the result of the Company’s continued efforts to reduce its dependence on brokered deposits and other wholesale funding sources.

During the year ended December 31, 2011, decreases of $30.1 million were experienced in net loans as construction and real estate lending continued to slow and approximately $2.8 million in problem loans were transferred to OREO, while another $17.3 million was charged off against the allowance for loan losses. Overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold, increased a net $11.0 million, while investment securities decreased by $13.0 million during the year ended December 31, 2011. Total deposits of $574.4 million at December 31, 2011 increased $17.0 million or 3.0% from the balance reported at December 31, 2010, a $12.8 million or 2.3% increase from the balance of $561.7 million reported at December 31, 2009. Declines of $40.6 million in brokered time deposits were partially offset by growth in NOW, money market, and other interest-bearing deposit accounts.

Earning assets averaged approximately $524.8 million during the year ended December 31, 2012, as compared to $556.3 million for the year ended December 31, 2011. Average interest-bearing liabilities decreased to $341.8 million for the year ended December 31, 2012, as compared to $405.2 million for the year ended December 31, 2011.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $400.1 million at December 31, 2012, representing a decrease of $8.7 million or 2.1% when compared to the balance of $408.7 million at December 31, 2011. During 2012 average loans decreased 8.4% when compared to the year ended December 31, 2011. Average loans totaled $389.4 million, $425.0 million, and $490.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:

	2012		2011		2010 (1)		2009 (1)		2008 (1)
	Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of	Dollar	% of
(In thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial and industrial	$72,117	18.0%	$99,060	24.2%	$159,224	36.0%	$167,930	33.0%	$188,207	34.6%
Real estate – mortgage	189,934	47.6%	182,131	44.6%	157,781	35.7%	165,629	32.6%	130,856	24.0%
RE construction & development	90,941	22.7%	70,877	17.4%	65,182	14.8%	105,220	20.7%	151,091	27.7%
Agricultural	36,169	9.0%	45,483	11.1%	46,308	10.5%	50,897	10.0%	52,020	9.6%
Installment/other	10,884	2.7%	11,115	2.7%	12,891	2.9%	18,191	3.6%	20,782	3.8%
Lease financing	12	0.0%	49	0.0%	305	0.1%	706	0.1%	1,595	0.3%
Total Loans	$400,057	100.0%	$408,715	100.0%	$441,691	100.0%	$508,573	100.0%	$544,551	100.0%

(1) See Notes to Financial Statements 1.r.

Loan volume continues to be greatest in what has historically been the Bank’s primary lending emphasis: commercial, real estate mortgage, and construction lending. Although total loans decreased during 2012, with signs of recovery in the real estate markets, the Company experienced increases in real estate mortgage and construction lending of $7.8 million, or 4.3% and $20.1 million, and 28.3%, respectively.  All other loan categories decreased; commericial and industrial loans decreased $26.9 million, or 27.2%, agriculture loans decreased $9.3 million, or 20.5%, and installment loans decreased $231,000 , or 2.1% when compared to the previous year.

42 of 118

During 2011, the Company experienced an increase of $5.7 million or 8.8% in construction loans, an increase of 24.4 million or 18.4 % in real estate mortgage loans, a decrease of  $825,000 or 1.8% in agricultural loans and a decrease of $1.8 million or 13.8 % in installment loans. Lease financing also experienced moderate decreases, as the Company is no longer originating commercial leases. Approximately $2.8 million of the total $33.0 million decrease in loans experienced during the year ended December 31, 2012, was the result of nonperforming loans transferred to other real estate owned when all other means of settlement were exhausted.

At December 31, 2012, approximately 60.5% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Residential housing markets regained some momentum in 2012, and as a result, real estate construction loans increased $20.1 million or 5.0% during 2012, as compared to an increase of $5.7 million or 8.8% during 2011. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects. Agricultural loans consisting of mostly short-term, floating rate loans for crop financing, decreased $9.3 million or 20.5% between December 31, 2011 and December 31, 2012; and commerical loans comsisting primarily of loans for non real estate business operations, decreased $26.9 million or 27.2% and installment loans decreased $231,000 or 2.0% during that same period. .

The real estate mortgage loan portfolio totaling $189.9 million at December 31, 2012 consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate is the core of this segment of the portfolio, with balances of $133.6 million, and $140.6 million at December 31, 2012 and 2011, respectively. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and, are mainly tied to commercial income and multi-family residential properties. The Company does not currently offer traditional residential mortgage loans, but may purchase mortgage portfolios. During the fourth quarter of 2012, the Company purchased $13.3 million in residential mortgage loans.  The residential real estate mortgage portfolio had balances of $55.0 million and $39.7 million at December 31, 2012 and 2011, respectively. The Company also offers short to medium-term, fixed-rate, home equity loans, which totaled $1.3 million at December 31, 2012 and $1.9 million at December 31, 2011.

The following table sets forth the maturities of the Bank's loan portfolio at December 31, 2012. Amounts presented are shown by maturity dates rather than repricing periods:

		Due after one
	Due in one	Year through	Due after
(In thousands)	year or less	Five years	Five years	Total
Commercial and agricultural	$42,220	$54,284	$11,782	$108,286
Real estate construction & development	63,853	26,024	1,064	90,941
	106,073	80,308	12,846	199,227
Real estate – mortgage	28,858	95,756	65,320	189,934
All other loans	3,054	5,669	2,173	10,896
Total Loans	$137,985	$181,733	$80,339	$400,057

For the year ended December 31, 2012 and 2011, the average yield on loans was 5.95% and 6.02%, respectively.  This consistent yield was due in part to the Company utilizing rate floors intended to mitigate interest rate risk as interest rates fall, as well as to compensate the Company for additional credit risk under current market conditions. The Bank’s loan portfolio is generally comprised of short-term or floating rate loans and is therefore susceptible to fluctuations in market rates of interest.

At December 31, 2012 and 2011, approximately 42.3% and 49.9% of the Bank's loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank's fixed and floating rate loans at December 31, 2012. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

		Due after one
	Due in one	Year through	Due after
(In thousands)	year or less	Five years	Five years	Total
Accruing loans:
Fixed rate loans	$33,011	$131,771	$54,490	$219,272
Floating rate loans	92,276	43,364	31,719	167,359
Total accruing loans	125,287	175,135	86,209	386,632
Nonaccrual loans:
Fixed rate loans	7,642	3,080	1,982	12,704
Floating rate loans	10	664	47	721
Total nonaccrual loans	7,652	3,744	2,029	13,425
Total Loans	$132,939	$178,879	$88,238	$400,057

43 of 118

Securities

Following is a comparison of the amortized cost and approximate fair value of available-for-sale for the years indicated:

	December 31, 2012				December 31, 2011
		Gross	Gross	Fair Value		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Carrying	Amortized	Unrealized	Unrealized	(Carrying
(In thousands)	Cost	Gains	Losses	Amount)	Cost	Gains	Losses	Amount)
Available-for-sale:
U.S. Government agencies	$23,433	$933	$0	$24,366	$23,680	$1,377	$(7)	$25,050
U.S Gov’t agency collateralized mortgage obligations	3,266	251	0	3,517	5,010	425	0	5,435
Residential mortgage obligations	0	0	0	0	10,238	0	(2,265)	7,973
Mutual Funds	4,000		(39)	3,961	0	0	0	0
Total available-for-sale	$30,699	$1,184	$(39)	$31,844	$38,928	$1,802	$(2,272)	$38,458

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2012 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year to five years		After five years to ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale:
U.S. Government agencies	$3,613	1.47%	$9,300	0.70%	$2,876	5.03%	$8,577	5.24%	$24,366	2.85%
U.S. Gov’t agency collateralized mortgage obligations	---	---	---	---	3,517	5.36%	---	---	3,517	5.36%
Mutual Funds	3,961	2.44							3,961	2.44%
Total estimated fair value	$7,574	1.98%	$9,300	0.70%	$6,393	5.22%	$8,577	5.24%	$31,844	2.95%
(1) Weighted average yields are not computed on a tax equivalent basis

At December 31, 2012 and 2011, available-for-sale securities with an amortized cost of approximately $26.7 million and $28.7 million, respectively (fair value of $27.9 million and $30.5 million, respectively) were pledged as collateral for public funds and FHLB borrowings.

44 of 118

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Total deposits decreased $11.1 million or 1.9% during the year to a balance of $563.3 million at December 31, 2012. Core deposits, consisting of all deposits other than time deposits of $100,000 or more and brokered deposits, continue to provide the foundation for the Bank's principal sources of funding and liquidity. These core deposits amounted to 88.1% and 84.2%, of the total deposit portfolio at December 31, 2012 and 2011.

The following table sets forth the year-end amounts of deposits by category for the years indicated, and the dollar change in each category during the year:

	December 31,			Change during Year
(In thousands)	2012	2011	2010	2012	2011
Noninterest-bearing deposits	$217,014	$224,907	$139,690	$(7,893)	$85,217
Interest-bearing deposits:
NOW and money market accounts	203,771	165,937	181,061	37,834	(15,124)
Savings accounts	43,117	40,099	37,177	3,018	2,922
Time deposits:
Under $100,000	32,532	53,271	58,629	(3,570)	(5,358)
$100,000 and over	66,853	90,213	140,909	(40,529)	(50,696)
Total interest-bearing deposits	346,273	349,520	417,776	(3,247)	(68,256)
Total deposits	$563,287	$574,427	$557,466	$(11,140)	$16,961

As a result of the March 2010 agreement with the Federal Reserve Bank, the Company has continued to reduce its reliance on brokered and other wholesale funding sources. The Company has a written plan, approved by the Federal Reserve Bank, to improve its liquidity position which includes a timetable to reduce the Bank’s reliance on brokered deposits and other wholesale funding, and specific liquidity targets and parameters to meet contractual obligations and unanticipated demands. Under the plan, the Company will systematically reduce the level of brokered deposits to peer levels (as percentage of total deposits) by letting some or all of the maturing brokered deposits run-off as needed. As of December 31, 2012, brokered deposits totaled 3.2% of total deposits which the Company believes to be in line with peers.

During the year ended December 31, 2012, decreases were experienced primarily in time deposits as well as non interest bearing deposits. While total time deposits decreased $44.1 million or 30.7% during the year ended December 31, 2012, brokered deposits, a component of total time deposits, decreased $22.9 million or 60.0% during the year and non interest bearing deposits decreased $7.9 million.  These decreases were partially offset by increases in NOW and money market account totaling $37.8 million or 22.8%, while savings accounts increased $3.0 million or 7.5% during the year ended December 31, 2012.

During the year ended December 31, 2011, an increase in non-interest bearing deposits of $85.2 million and an increase in savings accounts of 2.9 million or 7.9% more than off-set decreases in NOW and money market accounts of $15.1 million, or 8.4%, decreases in time deposits under $100,000 of $5.4 million, or 10.1%, and decreases in time deposits of $100,000 or more of $50.7 million or 56.2%, during the year ended December 31, 2011.  $40.6 million of the decrease in time deposits of $100,000 or more is attributable to decreases in brokered deposits.

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

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total noninterest-bearing deposits decreased $7.9 million or 3.5% between December 31, 2011 and December 31, 2012, while interest-bearing deposits decreased $3.2 million or 0.9% during the same period. Between December 31, 2010 and December 31, 2011, total interest-bearing deposits decreased $68.3 million or 16.4%, while noninterest-bearing deposits decreased $85.2 million or  61.0%.

45 of 118

On a year-to-date average basis, total deposits decreased $10.0 million or 1.8% between the years ended December 31, 2011 and December 31, 2012. Of that total, interest-bearing deposits decreased by $40.8 million or 10.9%, while noninterest-bearing deposits increased $30.8 million or 17.1% during 2012. On average, the Company experienced decreases in time deposits, while NOW accounts, money market and savings accounts increased between the years ended December 31, 2011 and December 31, 2012. On a year-to-date average basis, total deposits decreased $26.4 million or 4.6% between the years ended December 31, 2010 and December 31, 2011. Of that total, interest-bearing deposits decreased by $72.5 million or 16.3%, while noninterest-bearing deposits increased $43.8 million or 32.8% during 2011. On average, the Company experienced decreases in NOW accounts and time deposits, while money market and savings accounts increased between the years ended December 31, 2010 and December 31, 2011.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Average		Average		Average
(Dollars in thousands)	Balance	Rate %	Balance	Rate %	Balance	Rate %
Interest-bearing deposits:
Checking accounts	177,142	0.48%	171,137	0.64%	$178,531	0.87%
Savings	40,986	0.34%	39,174	0.34%	35,336	0.39%
Time deposits (1)	114,286	0.74%	162,910	0.85%	231,876	1.09%
Noninterest-bearing deposits	210,003		179,239		133,458

(1)
Included at December 31, 2012, are $66.9 million in time certificates of deposit of  $100,000 or more, of which $24.9 million matures in three months or less, $29.3 million matures in 3 to 12 months, and $12.7 million matures in more than 12 months.

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

The Company had collateralized and uncollateralized lines of credit aggregating $217.8 million and $232.5 million, as well as FHLB lines of credit totaling $10.5 million and $17.6 million at December 31, 2012 and 2011, respectively. At December 31, 2012, the Company had no outstanding balances drawn against its FHLB line of credit. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR.

46 of 118

The table below provides further detail of the Company’s federal funds purchased, repurchase agreements and FHLB advances for the years ended December 31, 2012, 2011 and 2010:

	December 31,
(Dollars in thousands)	2012	2011	2010
At period end:
Federal funds purchased	$0	$0	$0
Repurchase agreements	0	0	0
FHLB advances	0	0	32,000
Total at period end	$0	$0	$32,000
Average ending interest rate – total	0%	0%	0.35%
Average for the year:
Federal funds purchased	$0	$0	$17
Repurchase agreements	0	0	0
FHLB advances	0	22,014	35,164
Total average for the year	$0	$22,014	$35,181
Average interest rate – total	0.00%	0.46%	0.69%
Maximum total borrowings outstanding at
Any month-end during the year:
Federal funds purchased	$0	$0	$0
FHLB advances	0	32,000	39,000
Total	$0	$32,000	$39,000

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

47 of 118

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

Loan Segments for Loan Loss Reserve Analysis		Loan Balances at December 31,
(dollars in 000's)		2012	2011	2010 (1)	2009 (1)	2008 (1)
1	Commercial and Business Loans	$69,780	$99,076	$154,624	$161,292	$180,750
2	Government Program Loans	2,337	2,984	4,600	6,638	7,457
	Total Commercial and Industrial	72,117	99,060	159,224	167,930	188,207

3	Commercial Real Estate Term Loans	133,599	140,590	131,632	117,010	86,007
4	Single Family Residential Loans	55,016	39,682	23,764	45,828	41,608
5	Home Improvement/Home Equity Loans	1,319	1,859	2,385	2,791	3,241
	Total Real Estate Mortgage	189,934	182,131	157,781	165,629	130,856

6	Total RE Construction and Development Loans	90,941	70,877	65,182	105,220	151,091

7	Total Agricultural Loans	36,169	45,483	46,308	50,897	52,020

8	Consumer Loans	10,639	10,907	12,462	17,939	20,370
9	Overdraft protection Lines	90	85	74	73	80
10	Overdrafts	155	124	355	179	332
	Total Installment/other	10,884	11,115	12,891	18,191	20,782

11	Total Lease Financing	12	49	305	706	1,595

	Total Loans	$400,057	$408,715	$441,691	$508,573	$544,551

(1) During 2012, the Company reviewed and revised the definition of the reporting segments within its loan portfolio to ensure proper uniformity of risk among such segments and has made specific reclassifications to the 2011 segements as reported for consistency. However, balances reported for years prior to 2011 were not subject to this reclassification and so are not comparable. None of the reclassifications had an impact on equity or net (loss) income.

The Company’s methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include:

- the formula allowance,
- specific allowances for impaired
- and the unallocated allowance

48 of 118

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

Management determines the loss factors for problem-graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years). and loss factors are weighted to recognize the most current loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss.” Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, loans categorized as substandard, doubtful, and loss. At December 31, 2012, “classified” loans totaled $30.2 million or 7.5% of gross loans, as compared to $35.1 million or 8.8% of gross loans at December 31, 2011.

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

The formula allowance includes reserves for certain off-balance sheet risks including letters of credit, unfunded loan commitments, and lines of credit. Reserves for undisbursed commitments are generally formula allocations based on the Company’s historical loss experience and other loss factors, rather than specific loss contingencies. At December 31, 2012 and 2011, the formula reserve allocated to undisbursed commitments totaled $167,000 and $174,000, respectively. The reserve for unfunded commitments is considered a reserve for contingent liabilities and is therefore carried as a liability on the balance sheet for all periods presented.

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

49 of 118

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at December 31, 2012, 2011 and 2010.

	Balance	Balance	Balance
(in 000's)	December 31, 2012	December 31, 2011	December 31, 2010
Specific allowance – impaired loans	$658	$1,254	$11,326
Formula allowance – classified loans not impaired	2,871	4,049	394
Formula allowance – special mention loans	113	450	493
Total allowance for special mention and classified loans	3,641	5,753	12,213

Formula allowance for pass loans	2,719	7,654	4,281
Unallocated allowance	5,423	241	26
Total allowance	$11,784	$13,648	$16,520

Impaired loans	$21,931	$31,882	$50,998
Classified loans not considered impaired	13,105	12,120	2,585
Total classified loans	$35,036	$44,002	$53,583
Special mention loans not considered impaired	$2,057	$11,603	$24,645

Although the total loan portfolio has declined over the past three years from $441.0 million at December 31, 2010, to $408.7 million at December 31, 2011, and to $400.1 at December 31, 2012, the level of nonperforming loans has remained high totaling $30.2 million at December 31, 2011 and 2012. During the same period, total classified loans decreased from $44.0 million at December 31, 2011 to $35.0 million at December 31, 2012.

	December 31,	December 31,	December 31,
	2012	2011	2010
Allowance for loan losses - period end	$11,784	$13,648	$16,520

Net loans charged off during period	(2,883)	(16,474)	(10,971)
LLR Provision during period	1,019	13,602	12,475

Loans outstanding at period-end	$400,057	$408,714	$441,046
ALLL as % of loans at period-end	2.95%	3.34%	3.75%

Nonaccrual loans	$13,425	$18,098	$34,394
Restructured Loans	16,773	11,885	12,554
Total nonperforming loans	30,198	29,983	46,948
ALLL as % of nonperforming loans	39.02%	45.52%	35.19%

Impaired loans	$21,931	$31,882	$50,998
Classified loans not considered impaired	13,105	12,120	2,585
Total classified loans	$35,036	$44,002	$53,583
ALLL as % of classified loans	33.63%	31.02%	30.83%

Impaired loans decreased approximately $9.9 million between December 31, 2011 and December 31, 2012.  As a result, the specific allowance related to impaired loans decreased $596,000 for the year ended December 31, 2012 and the formula allowance related to loans that are not impaired (including pass, special mention and substandard loans) decreased approximately $6.4 million between December 31, 2011 and December 31, 2012.

Decreases in the formula allowance for the year ended December 31, 2012 were the result of decreases in the volume of loans in those categories, which were only partially offset by increases in adjusting factors for current economic trends and conditions, and trends in delinquent and nonaccrual loans. The level of “pass” loans increased approximately $9.7 million during the year ended December 31, 2012, and the related formula allowance decreased $4.9 million for 2012 as a result of decreases in percentage loss allocations more than offsetting the increase in volume.

50 of 118

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the probable estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors, which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentration, and 10) other business conditions. There were no changes in estimation methods or assumptions during 2012 that affected the methodology for assessing the overall adequacy of the allowance for credit losses.

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

At December 31, 2012 and 2011, the Company's recorded investment in loans for which impairment has been recognized totaled $21.9 million and $31.9 million, respectively. Included in total impaired loans at December 31, 2012, are $8.5 million of impaired loans for which the related specific allowance is $658,000, as well as $13.5 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2011 included $13.8 million of impaired loans for which the related specific allowance is $1.3 million, as well as $18.1 million of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $27.0 million and $41.9 million during the years ended December 31, 2012 and 2011, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method.

The largest category of impaired loans at December 31, 2012 was real estate mortgage loans, comprising of 84% of total impaired loans at December 31, 2012. Impaired construction loans decreased $9.7 million, impaired commercial and industrial loans decreased $5.2 million, and impaired agricultural loans decreased $1.7 million during the year ended December 31, 2012 while impaired real estate mortgage loans increased $6.6 million. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans, approximately $20.5 million or 93.4% are secured by real estate at December 31, 2012, as compared to 27.5 million or 88.0% of total impaired loans at December 31, 2011. The following table summarizes the components of impaired loans and their related specific allowance at December 31, 2012, 2011 and 2010.

51 of 118

	Balance	Allowance	Balance	Allowance	Balance	Allowance
(in 000’s)	December 31, 2012	December 31, 2012	December 31, 2011	December 31, 2011	December 31, 2010	December 31, 2010
Commercial and industrial	$1,431	$37	$6,639	$112	$14,887	$5,005
Real estate – mortgage	18,457	621	11,827	690	9,922	744
RE construction and development	1,730	0	11,432	71	22,759	4,891
Agricultural	192	0	1,853	381	3,107	686
Installment/other	121	0	130	0	148	0
Lease financing	0	0	0	0	175	0
Total impaired loans	$21,931	$658	$31,882	$1,254	$50,998	$11,326

Included in impaired loans are loans modified in troubled debt restructurings (“TDR’s”), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to enhance collection. The Company makes various types of concessions when structuring TDR’s including rate reductions, payment extensions, and forbearance.

At December 31, 2012, more than $7.3 million of the total $16.7 million in TDR’s was for residential mortgages and another $5.4 million was related to developers in commercial real estate at December 31, 2012.

Total TDR’s declined 12% at December 31, 2012 compared with December 31, 2011. Nonaccrual TDR’s declined by 1% and Accruing TDR’s declined by 18.6% over the same period. Within TDR categories Total Residential mortgages TDR’s showed an increase of 110%, 43% of the increase is related to loan reclassifications in the fourth quarter 2012. The majority of these credits are related to real estate construction projects that have slowed significantly or stalled, and the Company pursued restructuring the qualified credits while the construction industry recovers and allow developers an opportunity to finish projects at a slower pace.  Concessions granted in these circumstances include lengthened maturities, lower lot release prices, or rate reductions that enable the borrower to finish the construction projects and repay loans to the Company. The Company has had general success in its restructuring efforts even though not all restructured efforts will be entirely successful. In large part the successes are related to a recovering real estate market that began in late 2011 and is continuing into 2013.

The following tables summarizes TDR’s by type, classified separately as nonaccrual or accrual, which are included in impaired loans at December 31, 2012 and December 31, 2011.

	Total TDR's	Nonaccrual TDR's	Accruing TDR's
(in thousands)	December 31, 2012	December 31, 2012	December 31, 2012
Commercial and industrial	$990	$740	$250
Real estate - mortgage:
Commercial real estate	5,395	2,763	2,632
Residential mortgages	7,289	1,745	5,544
Home equity loans	10	10	0
Total real estate mortgage	12,693	4,518	8,176
RE construction & development	2,860	1,730	1,130
Agricultural	191	136	55
Installment/other	38	19	19
Lease financing	0	0	0
Total Troubled Debt Restructurings	$16,773	$7,143	$9,630

52 of 118

	Total TDR's	Nonaccrual TDR's	Accruing TDR's
(in thousands)	December 31, 2011	December 31, 2011	December 31, 2011
Commercial and industrial	$2,618	$1,084	$1,534
Real estate - mortgage:
Commercial real estate	6,850	2,506	4,344
Residential mortgages	3,477	0	3,477
Home equity loans	37	15	22
Total real estate mortgage	10,364	2,521	7,843
RE construction & development	6,034	3,620	2,414
Agricultural	0	0	0
Installment/other	34	0	34
Lease financing	0	0	0
Total Troubled Debt Restructurings	$19,050	$7,225	$11,825

Of the $16.8 million in total TDR’s at December 31, 2012, $7.1 million were on nonaccrual status at period-end.Of the $19.0 million in total TDR’s at December 31, 2011, $7.2 million were on nonaccrual status at period-end. As of December 31, 2012, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

The following table summarizes special mention loans by type for the year ended December 31, 2012 and December 31, 2011.

(in thousands)	December 31, 2012	December 31, 2011
Commercial and industrial	$1,867	$10,431
Real estate - mortgage:
Commercial real estate	0	749
Residential mortgages	909	0
Home equity loans	0	0
Total real estate mortgage	909	749
RE construction & development	141	0
Agricultural	0	0
Installment/other	49	423
Lease financing	0	0
Total Special Mention Loans	$2,966	$11,603

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

53 of 118

The following table provides a summary of the Company's allowance for credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the years indicated.

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Total loans outstanding at end of period before deducting allowances for credit losses	$400,057	$408,715	$441,691	$508,573	$544,551
Average net loans outstanding during period	$389,377	$424,961	$490,421	$534,830	$582,500

Balance of allowance at beginning of period	$13,648	$16,520	$15,016	$11,529	$7,431
Loans charged off:
Real estate	(630)	(7,224)	(8,119)	(4,245)	(3,103)
Commercial and industrial & agricultural	(3,397)	(9,340)	(2,878)	(5,648)	(1,890)
Lease financing	0	(110)	(81)	(122)	(281)
Installment and other	(251)	(620)	(858)	(130)	(271)
Total loans charged off	(4,278)	(17,294)	(11,936)	(10,145)	(5,545)
Recoveries of loans previously charged off:
Real estate	698	159	10	1	0
Commercial and industrial & agricultural	648	650	940	245	92
Lease financing	0	0	0	1	14
Installment and other	49	11	15	10	11
Total loan recoveries	1,395	820	965	257	117
Net loans charged off	(2,883)	(16,474)	(10,971)	(9,888)	(5,428)

Provision charged to operating expense	1,019	13,602	12,475	13,375	9,526
Balance of allowance for credit losses at end of period	$11,784	$13,648	$16,520	$15,016	$11,529

Net loan charge-offs to total average loans	0.74%	3.88%	2.24%	1.85%	0.93%
Net loan charge-offs to loans at end of period	0.72%	4.03%	2.49%	1.95%	1.00%
Allowance for credit losses to total loans at end of period	2.95%	3.34%	3.75%	2.96%	2.12%
Net loan charge-offs to allowance for credit losses	24.47%	120.70%	66.41%	68.85%	47.08%
Net loan charge-offs to provision for credit losses	282.92%	121.11%	87.94%	73.93%	56.98%

Loan charge-offs decreased $13.0 million during the year ended December 31, 2012 when compared to the year ended December 31, 2011. Loan recoveries also increased slightly during the same period.

Loan charge-offs of $4.3 million during the year ended December 31, 2012 included a $1.4 million agricultural relationship secured by real estate. Net loan charge-offs totaled just $603,000 during the fourth quarter, consisting of multiple relationships.

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

54 of 118

The following is a summary of the quarterly activity in the allowance for loan losses for the year ended December 31, 2012

Description	Loss	Recoveries	Provision	Balance
Balance Forward				$13,648
1st quarter - 2012	$651	$51	$2	13,050
2nd quarter - 2012	2,481	37	1,004	11,610
3rd quarter - 2012	543	89	4	11,160
4th quarter - 2012	603	1,218	9	11,784
Total YTD - 2012	$4,278	$1,395	$1,019	$11,784

At December 31, 2012 and 2011, $167,000 and $174,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities.

Management believes that the 2.95% credit loss allowance to total loans at December 31, 2012 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

	2012		2011		2010		2009		2008
	Allowance		Allowance		Allowance		Allowance		Allowance
	for Credit	% of	for Credit	% of	For Credit	% of	for Credit	% of	for Credit	% of
(Dollars in thousands)	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans
Commercial and industrial	$1,614	18.0%	$4,782	40.7%	$8,209	36.0%	$7,125	33.0%	$4,620	34.6%
Real estate – mortgage	1,292	47.6%	2,070	35.4%	1,620	35.7%	1,426	32.6%	787	24.0%
RE construction and development	2,814	22.7%	5,634	12.3%	5,763	14.8%	5,561	20.7%	4,795	27.7%
Agricultural	352	9.0%	803	8.8%	850	10.5%	334	10.0%	1,035	9.6%
Installment/other	288	2.7%	117	2.8%	49	2.9%	535	3.6%	101	3.8%
Lease financing	1	0.0%	1	0.0%	3	0.1%	35	0.1%	49	0.3%
Not allocated	5,423	--	241	--	26	--	0	--	142	--
	$11,784	100.0%	$13,648	100.0%	$16,520	100.0%	$15,016	100.0%	$11,529	100.0%

During 2012, reserve allocations decreased in all categories during the year, except for small increases in the reserve on installment loans.  Decreases are generally the result of reduced loss factors.

During 2011, reserve allocations increased in commericial and industrial and real estate mortgage loans by $3.4 million and $450,000 respectively. Installment loans increased by just $68, 000 and all other categories decreased during the year.

During 2010, reserve allocations increased in all categories except installment loans and lease financing loans, which decreased approximately $486,000 and $32,000, respectively, during the year. Increases in reserve allocations during 2010 are primarily the result of declining collateral values during the year.

The following summarizes the Company’s allowance for credit losses related to the specific, formula, and unallocated reserves for the year-ends shown:

	December 31,
(Dollars in 000’s)	2012	2011	2010	2009	2008
Formula allowance	$5,703	$12,153	$5,168	$7,043	$6,414
Specific allowance	658	1,254	11,326	7,973	4,973
Unallocated allowance	5,423	241	26	0	142
Total allowance	$11,784	$13,648	$16,520	$15,016	$11,529

55 of 118

At December 31, 2012, the allowance for credit losses totaled $11.8 million, and consisted of $5.7 million in formula allowance, $658,000 in specific allowance, and $5.4 million in unallocated allowance. At December 31, 2012, $621,000 of the specific allowance was allocated real estate loans, and the remaining $38,000 was allocated to commercial and industrial loans.

At December 31, 2011, the allowance for credit losses totaled $13.6 million, and consisted of $12.1 million in formula allowance, $1.3 million in specific allowance, and $241,000 in unallocated allowance. At December 31, 2011, $523,000 of the specific allowance was allocated commercial real estate loans, and the remaining $381,000, $166,000, $112,000, and $71,000 were allocated to agricultural, commercial & industrial, residential mortgage loans, and real estate construction loans, respectively.

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

The total formula allowance decreased $6.5 million between 2011 and 2012 due to a decrease in the percentage loss factors as well as the Company’s internal review of loan classification definitions as they pertain to risk .

The total formula allowance increased approximately $7.0 million between 2010 and 2011, primarily due to increased reserve factors resulting from losses incurred during the year.  Between December 31, 2011 and December 31, 2012, substandard loans decreased $12.3 million, while special mention decreased $13.0 million.  There were no loans classified as doubtful at December 31, 2012 or December 31, 2011.

The total formula allowance decreased approximately $1.9 million between 2009 and 2010, primarily as the result of decreased volume in “pass” loans. The formula allowance for commercial loans decreased $1.5 million during 2010, and decreased $330,000 for installment loans, with only minor changes in other loan categories. Between December 31, 2009 and December 31, 2011, substandard loans decreased $10.1 million, while special mention and doubtful loans decreased $3.7 million and $2.5 million, respectively.

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

Although in some instances, the downgrading of a loan resulting from the factors used by the Company in its allowance analysis has been reflected in the formula allowance, management believes that in some instances, the impact of material events and trends has not yet been reflected in the level of nonperforming loans or the internal risk grading process regarding these loans. Accordingly, the Company’s evaluation of probable losses related to these factors may be reflected in the unallocated allowance. The evaluation of the inherent losses concerning these factors involves a higher degree of uncertainty because they are not identified with specific problem credits, and therefore the Company does not spread the unallocated allowance among segments of the portfolio. At December 31, 2012 and December 31, 2011, the Company had an unallocated allowance of $5.4 million and $241,000.. Management’s estimates of the unallocated allowance are based upon a number of underlying factors including 1) the effect of deteriorating national and local economic trends, 2) the effects of export market conditions on certain agricultural and manufacturing borrowers, 3) the effects of abnormal weather patterns on agricultural borrowers, as well as other borrowers that may be impacted by such conditions, 4) the effect of increased competition in the Company’s market area and the resultant potential impact of more relaxed underwriting standards to borrowers with multi-bank relationships, 5) the effect of soft real estate markets, and 6) the effects of having a larger number of borrowing relationships which are close to the Company’s lending limit, any one if which were not to perform to contractual terms, would have a material impact on the allowance.

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

56 of 118

The following table sets forth the Company’s nonperforming assets as of the dates indicated:

	December 31,
(Dollars in thousands, except footnote)	2012	2011	2010	2009	2008
Nonaccrual loans (1)	$13,425	$18,098	$34,394	$34,757	$45,671
Restructured loans	16,773	11,885	12,554	16,026	0
Total non-performing loans	30,198	29,983	46,948	50,783	45,671
Other real estate owned	23,932	27,091	35,580	36,217	30,153
Total non-performing assets	$54,130	$57,074	$82,528	$87,000	$75,824

Loans, past due 90 days or more, still accruing	$0	$74	$547	$486	$680

Non-performing loans to total gross loans	7.55%	7.34%	10.63%	9.99%	8.39%
Non-performing assets to total gross loans	13.53%	13.96%	18.68%	17.11%	13.92%
Allowance for loan losses to nonperforming loans	39.02%	45.52%	35.19%	29.57%	25.24%

(1)
Included in nonaccrual loans at December 31, 2012 and 2011 are restructured loans totaling $7.0 million and $7.2 million, respectively. The interest income that would have been earned on nonaccrual loans outstanding at December 31, 2012, 2011, and 2010, in accordance with their original terms is approximately $670,000, $1.7 million, and $3.2 million, respectively.

Non-performing assets remain high at December 31, 2012, but have decreased $2.9 million between December 31, 2011 and December 31, 2012 as the increase in restructured loans $4.9 million was offset by decreases in nonaccrual loans and other realestate owned of $4.6 million and $3.2 million, respectively.

Non-performing assets decreased $25.5 million between December 31, 2010 and December 31, 2011. Nonaccrual loans decreased $16.3 million between December 31, 2010 and December 31, 2011, while restructured loans not included in the nonaccrual totals increased $669,000. The net decrease of $8.5 in other real estate owned includes additions of approximately $2.8 million in properties transferred from loans, write-downs of $3.9 million, and gross sales of more than $8.2 million during the year ended December 31, 2011.

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

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance	Balance	Balance	Change from	Change from
Nonaccrual Loans (in 000's):	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Commercial and industrial	$1,181	$5,080	$13,449	$(3,899)	$(12,268)
Real estate - mortgage	10,259	3,961	1,592	6,270	8,667
Real estate - construction	1,730	9,014	16,003	(7,284)	(14,273)
Agricultural	136	0	3,107	136	(2,971)
Installment/other	119	43	68	104	51
Lease financing	0	0	175	0	(175)
Total Nonaccrual Loans	$13,425	$18,098	$34,394	$(4,673)	$(20,969)

The increase of $6.3 million in real estate mortgage non-accrual loans between December 31, 2011 and December 31, 2012 is largely the result of a single large commercial lending relationship totaling $5.3 million which was transferred to nonaccrual status during the fourth quarter of 2012. The decrease of $3.4 million in commerical and industrial nonaccrual loans between December 31, 2011 and December 31, 2010 the payoff of single relationship totaling $3.6 million. The decrease of $7.3 million in real estate construction non accrual loans between December 31, 2011 and December 31, 2010 includes the payoff of single relationship totaling $3.4 million and transfers of nearly $2.4 million to other real estate owned occurring during the fourth quarter of 2012

57 of 118

Loans past due more than 30 days are receiving increased management attention and are monitored for increased risk. The Company continues to move past due loans to nonaccrual status in its ongoing effort to recognize loan problems at an earlier point in time when they may be dealt with more effectively. As impaired loans, nonaccrual and restructured loans are reviewed for specific reserve allocations and the allowance for credit losses is adjusted accordingly.

Except for the loans included in the above table, there were no loans at December 31, 2012 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

Liquidity and Asset/Liability Management

The primary function of asset/liability management is to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company's principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses. Other sources of liquidity not on the balance sheet at December 31, 2012 include unused collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $228.3 million.

Cash and cash equivalents have fluctuated during the three years ended December 31, 2012, 2011, and 2010, with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2012	$141,627
December 31, 2011	$124,184
December 31, 2010	$98,430

Cash and cash equivalents increased $17.4 million during the year ended December 31, 2012 as compared to an increase of $25.8 million during the year ended December 31, 2011.

The Company has maintained positive cash flows from operations over the past two years, which amounted to $9.6 million and $5.8 million for the years ended December 31, 2012 and 2011, respectively.

The Company experienced net cash inflows from investing activities totaling $18.7 and $35.0 million during the years ended December 31, 2012 and 2011, respectively,  through decreases in loans, sales of OREO properties, maturities of and sales of investment securities and proceeds from the sale of tax credit investments.

Net cash flows from financing activities, including deposit growth and borrowings, have traditionally provided funding sources for loan growth, but during 2012 and 2011 the Company experienced net cash outflows totaling $10.9 million and $15.0 million, respectively. The cash outflows during 2011 and 2012 were the result of planned reductions in outstanding borrowings and brokered deposits which exceeded increases in demand deposits and savings accounts.

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

58 of 118

The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. In addition to unused lines of credit from other banks totaling $228.3 million, the contingency plan includes identified funding sources, and steps that may be taken in the event the total liquidity ratio falls or is projected to fall below policy limits for any extended period of time. One of the primary directives of the contingency funding plan is to limit the Company’s overall level of wholesale funding to no more than 40% of deposits. The current funding program uses both asset-based and liability-based principles, and identifies core deposits as the favored funding source when attainable at a reasonable cost. The policy identifies a number of funding sources or methods the Bank ALCO committee may utilize to fulfill the Company’s liquidity funding requirements:

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

4)
The Company presently has a Discount Window facility available from the Federal Reserve Bank of San Francisco collateralized with loans as discussed above. At December 31, 2012 the Company had available credit of $217.8 million from the Federal Reserve based upon the loans pledged at that date. The Federal Reserve will monitor use of the Discount Window closely given the current status of the Company and the economy as a whole and. In addition, this credit facility may not be competitively priced under normal economic conditions. As such, the Company does not expect to use this facility except in times of crises, but does consider this to be a key contingency funding source.

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

The Company continues to utilize liability management, when needed, as part of its overall asset/liability management strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 42.3% of the Company’s loan portfolio at December 31, 2012. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

59 of 118

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At December 31, 2012, the Bank had 61.7% of total assets in the loan portfolio and a loan-to-deposit ratio of 71.0%. Liquid assets at December 31, 2012 include cash and cash equivalents totaling $141.6 million as compared to $124.2 million at December 31, 2011.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings. Core deposits, which comprise approximately 91.2% of total deposits at December 31, 2012, provide a significant and stable funding source for the Company.  At December 31, 2012, unused lines of credit with the Federal Home Loan Bank and the Federal Reserve Bank totaling $228.3 million are collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these used and unused borrowing lines totaled $324.5 million at December 31, 2012. For further discussion of the Company’s borrowing lines, see “Short Term Borrowings” included  previously in the financial condition section of this financial review. The Federal Reserve Board has notified the Bank that it will permit the Bank to draw on its line of credit with the Federal Reserve Bank only in limited circumstances and for a short duration.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Regulatory Agreement section included in Regulatory Matters of this Management’s Discussion.) The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Under an agreement with the Federal Reserve dated March 23, 2010, the Bank is precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at September 30, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. The Company has not determined how long it will defer interest payments, but under the terms of the debenture, interest payments may be deferred up to five years (20 quarters). During such deferral periods, the Company is prohibited from paying dividends on its common stock (subject to certain exceptions) and will continue to accrue interest payable on the junior subordinated debt. The Bank paid no dividends to the parent company during the years ended December 31, 2012, 2011 or 2010.

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

60 of 118

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

61 of 118

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

On April 26, 2012 July 26, 2012, October 30, 2013, and January 29, 2013, respectively, the Bank submitted progress reports to the Federal Reserve for the first, second, third and fourth quarters of 2012. At this time, the Company and the Bank believe they are in compliance with the Agreement, including deadlines and remediation of past violations of laws and regulations regarding stale loan appraisals. During the fourth quarter of 2010, the Company identified certain material weaknesses related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as material weaknesses related to the valuation of OREO properties.  At December 31, 2012 this weakness had been remediated (for further discussion see Item 9A Controls and Procedures.)

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

62 of 118

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

Pursuant to the March 2010 Agreement with the Federal Reserve Bank, the Company and the Bank are required to maintain sufficient capital to support current and future capital needs, including compliance with Capital Adequacy Guidelines taking into account the volume of classified assets, concentrations of credit, the level of the allowance for loan losses, current and projected growth, and projected retained earnings.  Pursuant to the Order issued by the California Department of Financial Institutions in May 2010, the Bank is required to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.5%. For purposes of the Order, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 11.65% at December 31, 2012.

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

The following table sets forth the Company’s and the Bank's actual capital positions at December 31, 2012 and the regulatory minimums for the Company and the Bank to be well capitalized under the guidelines discussed above:

	Company	Bank		Regulatory
	Actual	Actual	Minimum	Minimums -
	Capital Ratios	Capital Ratios	Capital Ratios	Well Capitalized
Total risk-based capital ratio	15.49%	15.77%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	14.26%	14.54%	9.00%	6.00%
Leverage ratio	10.66%	10.95%	9.00%	5.00%

As is indicated by the above table, the Company and the Bank exceeded all applicable regulatory capital guidelines at December 31, 2012. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

63 of 118

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

As noted earlier, the Company and the Bank have entered into an agreement with the Federal Reserve Bank that, among other things, require us to obtain the prior approval before paying a cash dividend or otherwise making a distribution on our stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company. In addition, effective October 2009, the Company elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its trust preferred securities. Under the subordinated debenture agreement, the Company is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred.  In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the year ended December 31, 2011, the Company received no cash dividends from the Bank.

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

The Company did not repurchase any common stock during the years ended December 31, 2012 or 2011. As a result of the Agreement entered into with the Federal Reserve Bank of San Francisco (FRB) during March 2010 and the Order entered into with the California Department of Financial Institutions (DFI) during May 2010, the Company is prohibited from repurchasing its common shares without prior permission of the FRB and the DFI.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At December 31, 2012 the Bank's qualifying balance with the Federal Reserve was approximately $25,000.

64 of 118

Item 8 - Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2012 and 2011

Consolidated Statements of operations and Comprehensive  income (loss) -
Years Ended December 31, 2012 and 2011

Consolidated Statements of Shareholders' Equity -
Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows -
Years Ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

65 of 118

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of United Security Bancshares and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As part of management’s evaluation of the Company’s internal control over financial reporting, management reviewed the material weaknesses in the Company’s internal controls over financial reporting identified during the fourth quarter of 2010 and related to the determination of the allowance for loan losses, provision of loans losses, and valuation of OREO. Specifically, management reviewed the steps taken to improve controls surrounding the overall adequacy of the allowance for loan losses and valuations of OREO. . As a result of this review, management determined that the material weakness was remediated as of December 31, 2012 and has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

66 of 118

Report of Independent Registered Public Accounting Firm

To the Board of Directors
United Security Bancshares and Subsidiary

We have audited the accompanying consolidated balance sheets of United Security Bancshares and Subsidiary (Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive (loss) income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Security Bancshares and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Stockton, California
April 1, 2013

67 of 118

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
December 31, 2012 and 2011

	December 31,
	2012	2011
(in thousands except shares)
Assets
Cash and due from banks	$27,481	$28,052
Cash and due from FRB	114,146	96,132
Cash and cash equivalents	141,627	124,184
Interest-bearing deposits in other banks	1,507	2,187
Investment securities available for sale (at fair value)	31,844	38,458
Loans and leases	400,057	408,715
Unearned fees	(24)	(569)
Allowance for credit losses	(11,784)	(13,648)
Net loans	388,249	394,498
Accrued interest receivable	1,694	1,946
Premises and equipment - net	12,262	12,675
Other real estate owned	23,932	27,091
Intangible assets	249	553
Goodwill	4,488	4,488
Cash surrender value of life insurance	16,681	16,150
Investment in limited partnerships	4,312	4,149
Deferred income taxes	9,724	11,485
Other assets	12,308	13,468
Total assets	$648,877	$651,332

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$217,014	$224,907
Interest bearing	346,273	349,520
Total deposits	563,287	574,427

Accrued interest payable	71	111
Accounts payable and other liabilities	6,010	5,594
Junior subordinated debt (at fair value)	10,068	9,027
Total liabilities	579,436	589,159
Commitments and Contingencies
Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 14,217,303 and 13,531,832 issued and outstanding, in 2012 and 2011, respectively	43,173	41,435
Retained earnings	26,179	21,447
Accumulated other comprehensive loss	89	(709)
Total shareholders' equity	69,441	62,173
Total liabilities and shareholders' equity	$648,877	$651,332

See notes to consolidated financial statements

68 of 118

United Security Bancshares and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended December 31, 2012, and 2011

(in thousands except shares and EPS)	2012	2011
Interest Income
Loans, including fees	$23,184	$25,573
Investment securities - AFS – taxable	1,720	2,141
Federal funds sold and securities purchased under agreements to resell	0	1
Interest on deposits in FRB	224	186
Interest on deposits in other banks	23	39
Total interest income	25,151	27,940
Interest Expense
Interest on deposits	1,791	2,620
Interest on other borrowed funds	270	344
Total interest expense	2,061	2,964
Net Interest Income Before
Provision for Credit Losses	23,090	24,976
Provision for Credit Losses	1,019	13,602
Net Interest Income	22,071	11,374
Noninterest Income
Customer service fees	3,583	3,640
Increase in cash surrender value of BOLI	564	565
(Loss) Gain on disposition of securities	(195)	11
Gain (Loss)on sale of other real estate owned	278	(231)
Gain on sale of assets	4	0
Gains on sale of investment	1,807	0
(Loss) Gain on fair value option of financial liability	(774)	1,863
Other	839	1,029
Total noninterest income	6,106	6,877
Noninterest Expense
Salaries and employee benefits	9,082	9,109
Occupancy expense	3,548	3,487
Data processing	77	92
Professional fees	1,707	2,355
FDIC/DFI insurance assessments	1,409	2,082
Director fees	256	230
Amortization of intangibles	304	620
Correspondent bank service charges	313	302
Impairment loss on other investments	68	1
Impairment loss on OREO	463	3,856
Impairment loss on intangible assets	0	36
Impairment loss on goodwill	0	1,489
Impairment loss on investment securities (cumulative total other-than-temporary loss of $3.6 million and $4.5 million net of $1.3 million and $2.3 million recognized in other comprehensive loss, pre-tax)	284	912
Loss in equity of limited partnership	39	418
Expense on other real estate owned	749	3,503
Other	2,276	2,286
Total noninterest expense	20,575	30,778
Income (Loss) Before Provision for Taxes on Income	7,602	(12,527)
Provision (Benefit) for Taxes on Income	1,533	(1,715)
Net Income (Loss)	$6,069	$(10,812)
Other comprehensive income (loss), net of tax
Unrealized income (loss) on available for sale securities and unrecognized post-retirement costs - net of income tax expense (benefit) of $531 and $(208), respectively	798	(303)
Comprehensive Income (Loss)	$6,867	$(11,115)
Net Income (Loss) per common share
Basic	$0.43	$(0.77)
Diluted	$0.43	$(0.77)
Weighted shares on which net income (loss) per common share were based
Basic	14,087,342	14,082,542
Diluted	14,087,976	14,082,542

See notes to consolidated financial statements

69 of 118

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2012

				Accumulated
	Common stock			Other
	Number		Retained	Comprehensive
(in thousands except shares)	of Shares	Amount	Earnings	Income (Loss)	Total

Balance January 1, 2011	13,003,849	39,869	33,807	(406)	73,270

Net changes in unrealized gain on available for sale securities (net of income tax benefit of $152)				(228)	(228)
Net changes in unrecognized past service Costs of employee benefit plans (net of income tax benefit of $56)				(75)	(75)
Common stock dividends	527,983	1,548	(1,548)
Stock-based compensation expense		18			18
Net Loss			(10,812)		(10,812)

Balance December 31, 2011	13,531,832	41,435	21,447	(709)	62,173

Net changes in unrealized gain on available for sale securities (net of income tax expense of $667)				1,001	1,001
Net changes in unrecognized past service Costs of employee benefit plans (net of income tax benefit of $136)				(203)	(203)
Common stock dividends	550,710	1,337	(1,337)
Common Stock Issuance	134,761	383			383
Stock-based compensation expense		18			18
Net Loss			6,069		6,069

Balance December 31, 2012	14,217,303	43,173	26,179	89	69,441

See notes to consolidated financial statements

70 of 118

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2012 and 2011

(in thousands)	2012	2011
Cash Flows From Operating Activities:
Net Income (Loss)	$6,069	$(10,812)
Adjustments to reconcile net(loss) income to cash provided by operating activities:
Provision for credit losses	1,019	13,602
Depreciation and amortization	1,544	1,768
Accretion and amortization of investment securities	(136)	(524)
Loss (gain) on disposition of securities	195	(11)
Decrease (increase) in accrued interest receivable	252	206
(Decrease) in accrued interest payable	(40)	(111)
Decrease in unearned fees	(545)	(76)
Increase (Decrease) in income taxes payable	386	(2,168)
Stock-based compensation expense	18	18
Deferred income taxes	1,230	(2,398)
Increase in accounts payable and accrued liabilities	476	1,103
(Gain) loss on other investments	(1,807)	0
(Gain) Loss on sale of other real estate owned	(278)	231
Impairment loss on securities (OTTI)	284	912
Impairment loss on goodwill	0	1,489
Impairment loss on other real estate owned	463	3,856
Impairment loss on intangible assets	0	36
Gain on fair value option of financial assets	774	(1,863)
Increase in surrender value of life insurance	(564)	(565)
Loss in limited partnership interest	39	418
Net decrease in other assets	332	656
Net cash provided by operating activities	9,711	5,767
Cash Flows From Investing Activities:
Net decrease in interest-bearing deposits with banks	680	2,209
Purchases of available-for-sale securities	(11,022)	(8,500)
Net redemption of FHLB/FRB and other bank stock	684	600
Maturities, calls, and principal payments on available-for-sale securities	10,070	18,840
Proceeds from sales of available-for-sale securities	8,837	2,000
(Investment in) limited partnership	(787)	0
Procceds from sale of bank stock	9	12
Proceeds from sales of tax credits	2,174	0
Net decrease in loans	3,847	14,446
Cash proceeds from sales of other real estate owned	4,902	6,458
Cash proceeds from sales of premises and equipment	36	0
Capital expenditures for premises and equipment	(853)	(914)
Purchase of bank owned life insurance	0	(125)
Net cash provided by (used in) investing activities	18,577	35,026
Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	32,960	73,014
Net (decrease) increase in certificates of deposit	(44,100)	(56,053)
(Repayment of) FHLB borrowings	0	(32,000)
Cash proceeds from the issuance of common stock	295	0
Net cash (used in) financing activities	(10,845)	(15,039)

Net increase in cash and cash equivalents	17,443	25,754
Cash and cash equivalents at beginning of year	124,184	98,430
Cash and cash equivalents at end of year	$141,627	$124,184

See notes to consolidated statements

71 of 118

Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011

1.	Organization and Summary of Significant Accounting and Reporting Policies

Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking industry. The consolidated financial statements include the accounts of United Security Bancshares, and its wholly owned subsidiary, United Security Bank and subsidiary (the “Bank”).United Security Bancshares Capital Trust II (the “Trust”) is deconsolidated pursuant to ASC 810. As a result, the Trust Preferred Securities are not presented on the Company’s consolidated financial statements as equity, but instead the Company’s Subordinated Debentures are presented as a separate liability category. (see Note 8 to the Company’s consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, (including the Bank). United Security Bancshares operates as one business segment providing banking services to commercial establishments and individuals primarily in the San Joaquin Valley of California.

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

72 of 118

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

a.
Cash and cash equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. At times throughout the year, balances can exceed FDIC insurance limits. Generally, federal funds sold and repurchase agreements are sold for one-day periods. The Bank did not have any repurchase agreements during 2012 or 2011, or at December 31, 2012 or 2011. All cash and cash equivalents have maturities when purchased of three months or less.

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

73 of 118

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

A loan is considered impaired when management determines that it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured by the difference between the original recorded investment in the loan and the estimated present value of the total expected future cash flows, discounted at the loan’s effective rate, or the fair value of the collateral,less estimated selling costs, if the loan is collateral dependent.

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

g.
Intangible Assets and Goodwill - Intangible assets are comprised of core deposit intangibles, other specific identifiable intangibles, and goodwill acquired in branch acquisitions where the consideration given exceeded the fair value of the net assets acquired. Intangible assets and goodwill are reviewed at least annually for impairment. Core deposit intangibles of $249,000 and $448,000 (net of accumulated amortization and impairment losses of $6,450,000 and $6,648,000) at December 31, 2012 and 2011, respectively, are amortized over the estimated useful lives of the existing deposit bases (average of 7 years) using a method which approximates the interest method. Other specific identifiable intangibles resulting from the purchase of certain bank branches in 1997, which were non-self-sustaining businesses, of $0 and $106,000 (net accumulated amortization of $1.9 million and $1.9 million) at December 31, 2012 and 2011, respectively, are being amortized using a method which approximates the interest method over a period of 15 years. During 2012 and 2011, the Company recognized impairment losses of $0 and $36,000, respectively, on the core deposit intangible related to the deposits purchased in the Legacy merger consummated during February 2007.

74 of 118

The estimated aggregate amortization expense related to intangible assets for each of the five succeeding years is as follows (in 000’s):

Year	Amortization expense
2013	249
Total	$249

Goodwill amounts resulting from the acquisitions of Taft National Bank during April 2004, and Legacy Bank during February 2007 are considered to have an indefinite life and are not amortized. At December 31, 2012, goodwill related to Taft National Bank totaled $1.6 million, and goodwill related to Legacy Bank totaled $2.9 million. Impairment testing of goodwill is performed at the reporting level during April of each year for Taft, and during March of each year for Legacy. During 2012 and 2011, the Company recognized pre-tax and after-tax impairment adjustments of $0 and $1,489,000, respectively, on the goodwill related to the Legacy Bank merger (see Note 21 to the Company’s consolidated financial statements contained herein for details of the goodwill impairment.)

h.
Income Taxes - Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities using the liability method, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.

i.
Net Income (loss) per Share - Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding. Diluted income (loss) per share includes the effect of stock options and other potentially dilutive securities using the treasury stock method to the extent they have a dilutive impact. Net income (loss) per share date has been retroactively adjusted for all stock dividends declared.

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

l.	Advertising Costs - The Company expenses marketing costs as they are incurred. Advertising expense was $86,000 and $136,000 for the years ended December 31, 2012, and 2011, respectively.

m.
Stock Based Compensation - The Company has a stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period). Included in salaries and employee benefits for the years ended December 31, 2012, and 2011 is $18,000, and $18,000, respectively, of share-based compensation. The related tax benefit, recorded in the provision for income taxes, was not significant.  All share data contained within the financial statements has been retroactively restated for stock based transactions (i.e. stock splits and stock dividends.)

75 of 118

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

In February 2013, The Financial Accounting Standards Board (FASB) today issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for reporting periods beginning after December 15, 2012. The Company does not expect that this ASU will have a material impact on its financial statements.

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

76 of 118

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

r.
Reclassifications - Certain reclassifications have been made to the 2011 financial statements to conform to the classifications used in 2012. During 2012, the Company reviewed and revised the definition of the reporting segments within its loan portfolio to ensure proper uniformity of risk among such segments and has made specific reclassifications to the 2011 segements as reported for consistency. However, any amounts reported for years prior to 2011 were not subject to this reclassification. None of the reclassifications had an impact on equity or net (loss) income.

2.	Investment Securities

Following is a comparison of the amortized cost and approximate fair value of investment securities at December 31, 2012 and December 31, 2011:

(In thousands)		Gross	Gross	Fair Value
December 31, 2012:	Amortized	Unrealized	Unrealized	(Carrying
Securities available for sale:	Cost	Gains	Losses	Amount)
U.S. Government agencies	$23,433	$933	0	$24,366
U.S. Government collateralized mortgage obligations	3,266	251	0	3,517
Residential mortgage obligations	0	0	0	0
Mutual Funds	4,000	0	(39)	3,961
Total securities available for sale	$30,699	$1,184	$(39)	$31,844
December 31, 2011:
Securities available for sale:
U.S. Government agencies	$23,680	$1,377	$(7)	$25,050
U.S. Government collateralized mortgage obligations	5,010	425	0	5,435
Residential mortgage obligations	10,238	0	(2,265)	7,973
Mutual Funds	0	0	0	0
Total securities available for sale	$38,928	$1,802	$(2,272)	$38,458

77 of 118

There were gross realized losses on available-for-sale securities totaling $195,000, but there were no gross gains during the year ended December 31, 2012. There were gross realized gains on sales of available-for-sale securities totaling $11,000 but no gross realized losses during the year ended December 31, 2011.

The amortized cost and fair value of securities available for sale at December 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	December 31, 2012
	Amortized	Fair Value
(In thousands)	Cost	(Carrying Amount)
Due in one year or less	$7,601	$7,574
Due after one year through five years	9,237	9,299
Due after five years through ten years	1,127	1,210
Due after ten years	9,468	10,244
Collateralized mortgage obligations	3,266	3,517
	$30,699	$31,844

At December 31, 2012 and 2011, available-for-sale securities with an amortized cost of approximately $26.7 million and 28.7 million (fair value of $27.9 million and $30.5 million) were pledged as collateral for FHLB borrowings and public funds balances, respectively.

The Company had no held-to-maturity or trading securities at December 31, 2012 or 2011.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities at December 31, 2012 and 2011:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
December 31, 2012:	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$0	$0	$0	$0	$0	$0
U.S. Government agency collateral mortgage obligations	0	0	0	0	0	0
Residential mortgage obligations	0	0	0	0	0	0
Mutual Funds	3,961	(39)			3,961	(39)
Total impaired securities	$3,961	$(39)	$0	$0	$3,961	$(39)

December 31, 2011:
Securities available for sale:
U.S. Government agencies	$2,143	$(7)	$0	$0	$2,143	$(7)
U.S. Government agency collateral mortgage obligations	0	0	0	0	0	0
Residential mortgage obligations	0	0	7,973	(2,265)	7,973	(2,265)
Total impaired securities	$2,143	$(7)	$7,973	$(2,265)	$10,116	$(2,272)

Temporarily impaired securities at December 31, 2012 are comprised of one mutual fund, with an undefined maturity date. Temporarily impaired securities at December 31, 2011 are comprised of three (3) residential mortgage obligations, and two (2) U.S. government agency securities, with a total weighted average life of 2.9 years.

78 of 118

The Company evaluates investment securities for other-than-temporary impairment (“OTTI”) at least quarterly, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities of high credit quality are generally evaluated for OTTI under ASC Topic 320-10, “Investments – Debt and Equity Instruments.” Certain purchased beneficial interests not of high credit quality, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, are evaluated using the model outlined in ASC Topic 325-40.

For the segment of the portfolio using ASC Topic 320-10 in determining OTTI, the Company considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to the Company at the time of the evaluation.

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

During 2012, the Company recognized $284,000 of impairment loss on three non agency residential mortgage obligations which were determined to be other than temporarily impaired. These securities were subsequently sold during the fourth quarter of 2012 for a pre-tax loss of $184,000. At December 31, 2012, the Company held no securities which were been impaired more than 12 months.

At December 31, 2011, the Company had three non-agency residential mortgage obligations which have been impaired more than twelve months. The three non-agency residential mortgage obligations had a fair value of $8.0 million and unrealized losses of approximately $2.3 million at December 31, 2011. All three non-agency mortgage-backed securities were rated below investment grade quality at December 31, 2011. The Company evaluated these three non-agency residential mortgage obligations quarterly for OTTI by comparing the present value of expected cash flows to previous estimates to determine whether there had been adverse changes in cash flows during the year. The OTTI evaluation was conducted utilizing the services of a third party specialist and consultant in MBS and CMO products. The cash flow assumptions used in the evaluation included a number of factors including changes in delinquency rates, anticipated prepayment speeds, loan-to-value ratios, changes in agency ratings, and market prices. As a result of the impairment evaluation, the Company determined that there had been adverse changes in cash flows during the year for all three of the non-agency residential mortgage obligations reviewed, and concluded that these three non-agency residential mortgage obligations were other-than-temporarily impaired. At December 31, 2011, the three securities had other-than-temporary-impairment losses of $4.5 million, of which $2.2 million was recorded as a charge to earnings ($912,000 for the year ended December 31, 2011) and $2.3 million was recorded in other comprehensive loss. These three non-agency residential mortgage obligations were classified as available for sale at December 31, 2011 and were sold during the fourth quarter of 2012.

79 of 118

The following table details the three non-agency residential mortgage obligations with other-than-temporary-impairment, their credit rating at December 31, 2011, the related credit losses recognized in earnings for the year ended, and impairment losses included in other comprehensive loss.

December 31, 2011 (in 000’s)	RALI 2006-QS1G A10	RALI 2006 QS8 A1	CWALT 2007- 8CB A9
	Rated D	Rated D	Rated CCC	Total
Amortized cost – before OTTI	$4,006	$1,227	$7,262	$12,495

Credit loss	(831)	(236)	(1,190)	(2,257)
Other impairment (OCI)	(789)	(264)	(1,212)	(2,265)
Carrying amount – December 31, 2011	$2,386	$727	$4,860	$7,973

Total impairment - December 31, 2011	$(1,620)	$(500)	$(2,402)	$(4,522)

The total other comprehensive loss (OCI) balance of $2.3 million in the above table is included in unrealized losses of 12 months or more at December 31, 2011.

3. Loans

Loans are comprised of the following:

	December 31,	December 31,
(In thousands)	2012	2011
Commercial and business loans	$69,780	$96,076
Government program loans	2,337	2,984
Total commercial and industrial	$72,117	$99,060
Real estate – mortgage:
Commercial real estate	133,599	140,590
Residential mortgages	55,016	39,682
Home Improvement and Home Equity loans	1,319	1,859
Total real estate mortgage	189,934	182,131
RE construction and development	90,941	70,877
Agricultural	36,169	45,483
Installment	10,884	11,115
Lease financing	12	49
Total Loans	$400,057	$408,715

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 18.0% of total loans at December 31, 2012 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide, working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 47.5% of total loans at December 31, 2012, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

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

80 of 118

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

Real estate construction and development loans, representing 22.7% of total loans at December 31, 2012, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 9.0% of total loans at December 31, 2012 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2012 and 2011, these financial instruments include commitments to extend credit of $60.1 million and $62.4 million, respectively, and standby letters of credit of $2.5 million and $2.5 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

Occasionally, shared appreciation agreements are made between the Company and the borrower on certain construction loans where the Company agrees to receive interest on the loan at maturity rather than monthly and the borrower agrees to share in the profits of the project. Due to the difficulty in calculating future values, shared appreciation income is recognized when received. The Company does not participate in a significant number of shared appreciation projects. The Company received no shared appreciation income during the years ended December 31, 2012 and 2011.

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

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

	December 31,
(In thousands)	2012	2011
Aggregate amount outstanding, beginning of year	3,244	10,580
New loans or advances during year	2,043	1,959
Repayments during year	(1,957)	(9,295)
Aggregate amount outstanding, end of year	$3,330	$3,244
Loan commitments	$2,916	$3,001

81 of 118

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. There were no loans over 90 days past due and still accruing at December 31, 2012. Loans over 90 days past due and still accruing at December 31, 2011 totaled $74,000. The following is a summary of delinquent loans at December 31, 2012:

			Loans				Accruing
	Loans	Loans	90 or More				Loans 90 or
	30-60 Days	61-89 Days	Days	Total Past	Current	Total	More Days
December 31, 2012 (000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Commercial and Business Loans	65	0	256	321	69,459	$69,780	0
Government Program Loans	88	0	0	88	2,249	2,337	0
Total Commercial and Industrial	153	0	256	409	71,708	72,117	0

Commercial Real Estate Loans	3,152	2,130	5,328	10,610	122,989	133,599	0
Residential Mortgages	333	322	437	1,092	53,924	55,016	0
Home Improvement and Home Equity Loans	119	140	0	259	1,060	1,319	0
Total Real Estate Mortgage	3,604	2,592	5,765	11,961	177,973	189,934	0

Total RE Construction and Development Loans	0	0	0	0	90,941	90,941	0

Total Agricultural Loans	0	136	0	136	36,033	36,169	0

Consumer Loans	305	34	0	339	10,300	10,639	0
Overdraft protection Lines	0	0	0	0	90	90	0
Overdrafts	0	0	0	0	155	155	0
Total Installment	305	34	0	339	10,545	10,884	0

Lease Financing	0	0	0	0	12	12	0

Total Loans	4,062	2,762	6,021	12,845	387,212	$400,057	0

The following is a summary of delinquent loans at December 31, 2011:

			Loans				Accruing
	Loans	Loans	90 or More				Loans 90 or
	30-60 Days	61-89 Days	Days	Total Past	Current	Total	More Days
December 31, 2011 (000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Commercial and Business Loans	154	191	3,552	3,897	92,179	$96,076	0
Government Program Loans	0	0	433	433	2,551	2,984	74
Total Commercial and Industrial	154	191	3,985	4,330	94,730	99,060	74

Commercial Real Estate Loans	1,248	2,514	0	3,762	136,828	140,590	0
Residential Mortgages	328	0	0	328	39,354	39,682	0
Home Improvement and Home Equity Loans	62	132	0	194	1,665	1,859	0
Total Real Estate Mortgage	1,638	2,646	0	4,284	177,847	182,131	0

Total RE Construction and Development Loans	0	0	6,150	6,150	64,727	70,877	0

Total Agricultural Loans	0	0	0	0	45,483	45,483	0

Consumer Loans	297	0	0	297	10,609	10,906	0
Overdraft protection Lines	0	0	0	0	85	85	0
Overdrafts	0	0	0	0	124	124	0
Total Installment	297	0	0	297	10,818	11,115	0

Lease Financing	0	0	0	0	49	49	0

Total Loans	2,089	2,837	10,135	15,061	393,654	$408,715	74

82 of 118

Nonaccrual Loans

Commercial, construction and commercial real estate loans are placed on non-accrual status under the following circumstances:

-	When there is doubt regarding the full repayment of interest and principal.

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

Nonaccrual loans totaled $13.4 million and $18.1 million at December 31, 2012 and 2011, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at December 31, 2012 and 2011.

83 of 118

The following is a summary of nonaccrual loan balances at December 31, 2012 and 2011 (in thousands).

	December 31,	December 31,
	2012	2011
Commercial and Business Loans	$1,093	$4,722
Government Program Loans	88	358
Total Commercial and Industrial	1,181	5,080

Commercial Real Estate Loans	8,415	2,688
Residential Mortgages	1,834	1,258
Home Improvement and Home Equity Loans	10	15
Total Real Estate Mortgage	10,259	3,961

Total RE Construction and Development Loans	1,730	9,014

Total Agricultural Loans	136	0

Consumer Loans	119	43
Overdraft protection Lines	0	0
Overdrafts	0	0
Total Installment	119	43

Lease Financing	0	0
Total Loans	$13,425	$18,098

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

A loan is not considered impaired if:

-
There is merely an insignificant delay or shortfall in the amounts of payments and we expect to collect all amounts due, including interest accrued, at the contractual interest rate for the period of the delay.

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

84 of 118

Loans other than certain homogenous loan portfolios are reviewed on a quarterly basis for impairment. Impaired loans are written down to estimated realizable values by the establishment of specific reserves when required. The following is a summary of impaired loans at December 31, 2012.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
December 31, 2012 (000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial and Business Loans	$1,488	$767	$576	$1,343	$37	$5,468
Government Program Loans	109	88	0	88	0	147
Total Commercial and Industrial	1,597	855	576	1,431	37	5,615

Commercial Real Estate Loans	11,393	6,818	4,237	11,055	436	8,498
Residential Mortgages	7,461	3,726	3,666	7,392	185	4,416
Home Improvement and Home Equity Loans	10	10	0	10	0	21
Total Real Estate Mortgage	18,864	10,554	7,903	18,457	621	12,935

Total RE Construction and Development Loans	1,730	1,730	0	1,730	0	7,298

Total Agricultural Loans	504	192	0	192	0	991

Consumer Loans	139	121	0	121	0	200
Overdraft protection Lines	0	0	0	0	0	0
Overdrafts	0	0	0	0	0	0
Total Installment	139	121	0	121	0	200

Leases Financing	0	0	0	0	0	$0

Total Impaired Loans	$22,834	$13,452	$8,479	$21,931	$658	$27,039
The following is a summary of impaired loans at December 31, 2011.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
December 31, 2011 (000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment
Commercial and Business Loans	$6,521	$4,002	$2,425	$6,427	$112	$11,102
Government Program Loans	704	212	0	212	0	$301
Total Commercial and Industrial	7,225	4,214	2,425	6,639	112	11,403

Commercial Real Estate Loans	6,838	2,951	3,736	6,687	489	$6,935
Residential Mortgages	5,136	1,708	3,395	5,103	200	$3,934
Home Improvement and Home Equity Loans	36	22	15	37	1	$96
Total Real Estate Mortgage	12,010	4,681	7,146	11,827	690	10,965

Total RE Construction and Development Loans	11,535	9,014	2,418	11,432	71	$17,184

Total Agricultural Loans	2,445	61	1,792	1,853	381	$2,139

Consumer Loans	88	130	0	130	0	$184
Overdraft protection Lines	0	0	0	0	0	$0
Overdrafts	0	0	0	0	0	$0
Total Installment	88	130	0	130	0	184

Lease Financing	0	0	0	0	0	$55

Total Impaired Loans	$33,355	$18,100	$13,781	$31,881	$1,254	$41,930

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms for a reasonable period of time, income is recognized under the accrual method.

85 of 118

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

The following tables illustrate TDR activity that occurred during the periods indicated (in thousands):

	Year Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings

Commercial and Business Loans	3	$320	$303
Government Program Loans	1	103	88
Commercial Real Estate Loans	4	2,535	2,506
Residential Mortgages	2	324	323
Home Improvement and Home Equity Loans	1	0	0
RE Construction and Development Loans	14	1,130	1,130
Agricultural Loans	2	192	191
Consumer Loans	1	20	19
Overdraft protection Lines	0	0	0
Lease Financing	0	0	0
Total Loans	28	$4,624	$4,560

Year Ended December 31, 2012
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that Defaulted

Commercial and Business Loans	0	$0
Government Program Loans	0	0
Commercial Real Estate Loans	0	0
Single Family Residential Loans	0	0
Home Improvement and Home Equity Loans	0	0
RE Construction and Development Loans	0	0
Agricultural Loans	0	0
Consumer Loans	0	0
Overdraft protection Lines	0	0
Lease Financing	0	0
Total Loans	0	$0

86 of 118

	Year Ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings

Commercial and Business Loans	5	$2,240	$2,041
Government Program Loans	0	0	0
Commercial Real Estate Loans	1	1,406	1,249
Residential Mortgages	3	2,989	2,104
Home Improvement and Home Equity Loans	0	0	0
RE Construction and Development Loans	0	0	0
Agricultural Loans	0	0	0
Consumer Loans	2	130	15
Overdraft protection Lines	0	0	0
Lease Financing	0	0	0
Total Loans	11	$6,765	$5,409

Year Ended December 31, 2011
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that Defaulted

Commercial and Business Loans	2	$132
Government Program Loans	0	0
Commercial Real Estate Loans	0	0
Single Family Residential Loans	1	327
Home Improvement and Home Equity Loans	0	0
RE Construction and Development Loans	0	0
Agricultural Loans	0	0
Consumer Loans	1	85
Overdraft protection Lines	0	0
Lease Financing	0	0
Total Loans	4	$544

87 of 118

The Company makes various types of concessions when structuring TDR’s including rate reductions, payment extensions, and forbearance. At December 31, 2012, the Company had 58 restructured loans totaling $16.8 million with no additional obligations as compared to 41 restructured loans totaling $19.0 million at December 31, 2011.

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

88 of 118

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

89 of 118

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for December 31, 2012 and 2011. The Company did not carry any loans graded as loss at December 31, 2012 or 2011.

	Commercial
December 31, 2012	and Lease	Commercial
(000's)	Financing	RE	Construction	Agricultural	Total
Grades 1and 2	825	0	119	60	1,004
Grade 3	2,071	5,947	856	0	8,874
Grades 4 and 5 – pass	66,110	116,606	75,072	35,973	293,761
Grade 6 – special mention	1,867	0	141	0	2,008
Grade 7 – substandard	1,256	11,046	14,753	136	27,191
Grade 8 – doubtful
Total	72,129	133,599	90,941	36,169	332,838

	Commercial
December 31, 2011	and Lease	Commercial
(000's)	Financing	RE	Construction	Agricultural	Total
Grades 1and 2	725	0	0	40	765
Grade 3	157	7,026	897	0	8,080
Grades 4 and 5 – pass	108,362	101,850	49,242	43,662	303,116
Grade 6 – special mention	4,610	6,124	0	0	10,734
Grade 7 – substandard	5,320	5,356	20,907	1,781	33,364
Grade 8 – doubtful
Total	119,174	120,356	71,046	45,483	356,059

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogenous loans, but does not specifically assign as risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse. The following tables summarize the credit risk ratings for consumer related loans and other homogenous loans for December 31, 2012 and 2011.

	December 31, 2012				December 31, 2011
	Single family	Home			Single family	Home
(000's)	Residential	Improvement	Installment	Total	Residential	Improvement	Installment	Total
Not graded	30,727	1,309	9,221	41,257	19,173	1,801	9,332	30,306
Pass	20,572	0	1,422	21,994	18,471	22	1,236	19,729
Special Mention	909	0	49	958	446	0	423	869
Substandard	2,808	10	192	3,010	1,592	36	124	1,752
Total	55,016	1,319	10,884	67,219	39,682	1,859	11,115	52,656

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

90 of 118

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

The following summarizes the activity in the allowance for credit losses by loan category for the years ended December 31, 2012 and 2011.

	Commercial	Real	RE
	and	Estate	Construction		Installment	Lease
2012 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$4,782	$2,070	$5,634	$803	$117	$1	$241	$13,648
Provision for credit losses	(2,730)	(235)	(3,431)	1,860	384	(11)	5,182	1,019

Charge-offs	(1,080)	(620)	(10)	(2,317)	(251)	-	-	(4,278)
Recoveries	642	77	621	6	38	11	-	1,395

Net charge-offs	(438)	(543)	611	(2,311)	(213)	11	-	(2,883)

Ending balance	$1,614	$1,292	$2,814	$352	$288	$1	$5,423	$11,784
Period-end amount allocated to:
Loans individually evaluated for impairment	37	621	0	0	0	0	0	658
Loans collectively evaluated for impairment	1,577	671	2,814	352	288	1	5,423	11,126
Ending balance	$1,614	$1,292	$2,814	$352	$288	$1	$5,423	$11,784

	Commercial	Real	RE
	and	Estate	Construction		Installment	Lease
2011 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	7,602	1890	6,081	867	51	3	26	16,520
Provision for credit losses	5,870	498	6,300	(64)	675	108	215	13,602

Charge-offs	(9,340)	(453)	(6,771)	-	(620)	(110)		(17,294)
Recoveries	650	135	24	-	11	-		820

Net charge-offs	(8,690)	(318)	(6,747)	-	(609)	(110)	-	(16,474)

Ending balance	$4,782	$2,070	$5,634	$803	$117	$1	$241	$13,648
Period-end amount allocated to:
Loans individually evaluated for impairment	112	690	71	381	0	0	0	1,254
Loans collectively evaluated for impairment	4,670	1,380	5,563	422	117	1	241	12,394
Ending balance	$4,782	$2,070	$5,634	$803	$117	$1	$241	$13,648

91 of 118

The following summarizes information with respect to the loan balances at December 31, 2012 and 2011.

	December 31, 2012			December 31, 2011
	Loans	Loans		Loans	Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
(000's)	for Impairment	for Impairment	Loans	for Impairment	for Impairment	Loans
Commercial and Business Loans	$1,343	$68,437	$69,780	$6,427	$89,649	$96,076
Government Program Loans	88	2,249	2,337	212	2,772	2,984
Total Commercial and Industrial	1,431	70,686	72,117	6,639	92,421	99,060

Commercial Real Estate Loans	11,055	122,544	133,599	6,687	133,903	140,590
Residential Mortgage Loans	7,392	47,624	55,016	5,103	34,579	39,682
Home Improvement and Home Equity Loans	10	1,309	1,319	37	1,822	1,859
Total Real Estate Mortgage	18,457	171,477	189,934	11,827	170,304	182,131

Total RE Construction and Development Loans	1,730	89,211	90,941	11,432	59,445	70,877

Total Agricultural Loans	192	35,977	36,169	1,853	43,630	45,483

Total Installment Loans	121	10,763	10,884	130	10,985	11,115

Commercial Leases Financing	-	12	12	-	49	49

Total Loans	$21,931	$378,126	$400,057	$31,881	$376,834	$408,715

4.	Premises and Equipment

The components of premises and equipment are as follows:

	December 31,
(In thousands)	2012	2011
Land	$968	$968
Buildings and improvements	14,573	14,416
Furniture and equipment	9,956	9,316
	25,497	24,700

Less accumulated depreciation and amortization	(13,235)	(12,025)
Total premises and equipment	$12,262	$12,675

Total depreciation expense on Company premises and equipment totaled $1.2 million and $1.1 million for the years ended December 31, 2012, and 2011, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations.

92 of 118

5.	Investment in Limited Partnership

The Bank owns limited interests in private limited partnerships that acquire affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended. The Bank's limited partnership investment is accounted for under the equity method. The Bank's noninterest expense associated with the utilization and expiration of these tax credits for the years ended December 31, 2012 and 2011 was $39,000 and $418,000, respectively. These limited partnership investments are expected to generate tax credits of approximately $1.8 million over the life of the investment. The tax credits expire between 2013 and 2014. Tax credits available for income tax purposes for the years ended December 31, 2012 and 2011 totaled $87,000 and $260,000, respectively.

The Bank owns a 9.14% interest in a limited partnership which provides private capital for small to mid-sized businesses used to finance later stage growth, strategic acquisitions, ownership transitions, and recapitalizations, or mezzanine capital.  The Company also owns a 36% interest in a commerical real estate partnership.  At December 31, 2012, the total investment in these parternships was $383,000 and $3.0 milllion, respectively.

6.	Deposits

Deposits include the following:

	December 31,
(In thousands)	2012	2011
Noninterest-bearing deposits	$217,014	$224,907
Interest-bearing deposits:
NOW and money market accounts	203,771	165,937
Savings accounts	43,117	40,099
Time deposits:
Under $100,000	32,532	53,271
$100,000 and over	66,853	90,213
Total interest-bearing deposits	346,273	349,520
Total deposits	$563,287	$574,427

At December 31, 2012, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands
One year or less	$81,263
More than one year, but less than or equal to two years	11,774
More than two years, but less than or equal to three years	2,981
More than three years, but less than or equal to four years	866
More than four years, but less than or equal to five years	2,387
More than five years	114
$99,385

The Company may utilize brokered deposits as an additional source of funding. At December 31, 2012 and 2011, the Company held brokered time deposits totaling $18.0 million and $40.9 million, respectively. Of this balance at December 31, 2012, $17.2 million is included in time deposits of $100,000 or more, and the remaining $815,000 is included in time deposits of less than $100,000. Included in brokered time deposits at December 31, 2012 are balances totaling $9.6 million maturing in three months or less, $8.4 million maturing in 3 months to a year, and the reamining $50,000 maturing in 1 to 3 years.

Deposit balances representing overdrafts reclassified as loan balances totaled $155,000 and $123,000 as of December 31, 2012 and 2011, respectively.

Deposits of directors, officers and other related parties to the Bank totaled $6.5 million and $4.7 million at December 31, 2012 and 2011, respectively. The rates paid on these deposits were those customarily paid to the Bank’s customers in the normal course of business.

93 of 118

7.	Short-term Borrowings/Other Borrowings

At December 31, 2012, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $217.8 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $10.5 million. At December 31, 2012, the Company had no outstanding borrowing balances .The weighted average cost of borrowings for the year ended December 31, 2012 was 0.00%. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2012, $11.1 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $324.5 million in real estate-secured loans were pledged at December 31, 2012 as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $217.8 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

The Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $250.1 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $17.6 million at December 31, 2011. At December 31, 2011, the Company had no outstanding borrowing balances. The weighted average cost of borrowings for the year ended December 31, 2012 was 0.73%.

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

Effective September 30, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Company elected to defer interest payments on the Company’s $15.0 million of junior subordinated debentures relating to its trust preferred securities. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals are elected, the Company will continue to record interest expense associated with the debentures. Upon the expiration of the deferral period, all accrued and unpaid interest will be due and payable. During the deferral period, the Company is precluded from paying cash dividends to shareholders or repurchasing its stock. At December 31, 2012 and 2011, the Company had $891,000 and $624,000, respectively, in accrued and unpaid interest on the junior subordinated debt.

At December 31, 2012, as with previous periods, the Company performed a fair value measurement analysis on its junior subordinated debt using a discounted cash flow valuation model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month Libor curve to estimate future quarterly interest payments due over the life of the debt instrument, adjusted for deferrals of interest payments per the Company’s election at September 30, 2009 expected to be paid cumulatively in approximately one year. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 7.0% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions.

The fair value calculation performed resulted in a realized loss of $774,000 and a realized gain of $1.9 million for the years ended December 31, 2012 and 2011, respectively. Fair value gains and losses are reflected as a component of noninterest income.

94 of 118

9.	Taxes on Income

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2012	2011
Deferred tax assets:
Credit losses not currently deductible	$4,391	$5,016
State franchise tax	0	0
Deferred compensation	1,912	1,797
Net operating losses	7,773	9,581
Depreciation	518	344
Accrued reserves	194	164
Write-down on other real estate owned	3,283	2,873
Impairment loss on CMO’s	0	1,214
Capitalized OREO expenses	793	1,371
Unrealized loss on AFS securities	0	209
Other	1,908	1,356
Total deferred tax assets	20,772	23,925
Deferred tax liabilities:
State Tax	(1,889)	(2,245)
FHLB dividend	(103)	(201)
Loss on limited partnership investment	(1,695)	(2,283)
Unrealized gain on AFS	(458)	0
Deferred gain SFAS No. 159 – fair value option	(2,819)	(3,166)
Fair value adjustments for purchase accounting	(123)	(122)
Interest on nonaccrual loans	(368)	(101)
Deferred loan costs	(602)	(228)
Prepaid expenses	(305)	(408)
Total deferred tax liabilities	(8,362)	(8,754)
Valuation Allowance	(2,686)	(3,686)
Net deferred tax assets	$9,724	$11,485

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At December 31, 2012 and 2011, the Company had a recorded valuation allowance of $2.7 million and $3.7 million, respectively.  There was no valuation allowance recorded prior to December 31, 2011.

Taxes on income for the years ended December 31, consist of the following:

(In thousands)
2012:	Federal	State	Total
Current	$719	$(416)	$303
Deferred	466	764	1,230
	$1,185	$348	$1,533
2011:
Current	$(1,468)	$2,152	$684
Deferred	1,182	(3,580)	(2,398)
	$(286)	$(1,428)	$(1,714)

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2012	2011
Statutory federal income tax rate	34.0%	(34.0%)
State franchise tax, net of federal income tax benefit	3.0	(10.1)
Tax exempt interest income	0	0
Low Income Housing – federal credits	(1.1)	0
Cash surrender value of life insurance	(2.4)	(1.4)
Goodwill impairment	0	4.4
Valuation Allowance	(13.2)	27.4
Other	(0.1)	0
	20.2%	(13.7%)

95 of 118

At December 31, 2012 the Company has remaining federal net operating loss carry-forwards totaling $6.7 million, and remaining state net operating loss carry-forwards totaling $50.8 million which expire between 2016 and 2031.

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

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. During 2010, the Company amended its federal tax returns for the year 2004 through 2009 to utilize the five-year NOL carry-back provisions allowed by the IRS for 2009. These amended tax returns were audited by the IRS and the examination was finalized during the first quarter of 2013 and the settlement did not have a material impact on the Company’s financial statements.

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

Options have been granted to officers and key employees at an exercise price equal to estimated fair value at the date of grant as determined by the Board of Directors. All options granted are service awards, and as such are based solely upon fulfilling a requisite service period (the vesting period). In May 2005, the Company’s shareholders approved the adoption of the United Security Bancshares 2005 Stock Option Plan (2005 Plan). At the same time, all previous plans, including the 1995 Plan, were terminated. The 2005 Plan provides for the granting of up to 598,073 shares of authorized and unissued shares of common stock at option prices per share which must not be less than 100% of the fair market value per share at the time each option is granted.

The options granted (incentive stock options for employees and non-qualified stock options for Directors) have an exercise price at the prevailing market price on the date of grant. All options granted are exercisable 20% each year commencing one year after the date of grant and expire ten years after the date of grant.

Under the 2005 Plan, 186,781 granted shares are outstanding (158,080 incentive stock options and 28,701 nonqualified stock options) as of December 31, 2012, of which 140,694 are vested.

Options outstanding, exercisable, exercised and forfeited are as follows:

		Weighted
	2005	Average
	Plan	Exercise Price
Options outstanding December 31, 2011	161,024	$12.01
Granted during the year	25,757	2.38
Exercised during the year	-	-
Forfeited during the year	-	-
Options outstanding December 31, 2012	186,781	$10.68

96 of 118

Included in total outstanding options at December 31, 2012, are 140,694 exercisable shares at a weighted average price of $13.16, a weighted average remaining contract term of 3.32 years and no intrinsic value.

Included in salaries and employee benefits for the years ended December 31, 2012 and 2011 is $18,000 and $18,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to either year.

As of December 31, 2012, and 2011, there was $42,000 and $19,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 3.0 years. No options were exercised during 2012 or 2011.

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Weighted average grant-date fair value of stock options granted	$1.33	$2.06
Total fair value of stock options vested	$26,246	$129,864
Total intrinsic value of stock options exercised	n/a	n/a

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

The Bank expenses the fair value of the option on a straight-line basis over the vesting period for each separately vesting portion of the award. The Bank estimates forfeitures and only recognizes expense for those shares expected to vest. Based upon historical evidence, the Company has determined that because options are granted to a limited number of key employees rather than a broad segment of the employee base, expected forfeitures, if any, are not material. The Company granted 25,757 shares and 4,268 shares in incentive stock options during 2012 and 2011, respectively. The assumptions used for the 2012 and 2011 stock option grant are as follows.

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Risk Free Interest Rate	1.02%	2.11%
Expected Dividend Yield	0.00%	0.00%
Expected Life in Years	5.50 Years	5.50 Years
Expected Price Volatility	79.43%	76.18%

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

97 of 118

11.	Employee Benefit Plans

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code.  All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire.  Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors.  Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 5% of the employees’ eligible annual compensation. Company contributions are subject to certain vesting requirements over a period of six years. Contributions made by the Company are invested in Company stock.  During 2012 and 2011, the Company made matching contributions of $229,000 and $172,000 to the 401(k) Plan, respectively.

Salary Continuation Plan

The Company has an unfunded, non-qualified Salary Continuation Plan for senior executive officers and certain other key officers of the Company, which provides additional compensation benefits upon retirement for a period of 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 to 15 years. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the Plan. The Company’s current benefit liability is determined based upon vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for high-quality investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which averages approximately 20 years. At December 31, 2012 and 2011, $4.3 million and $4.0 million, respectively, had been accrued to date, based on a discounted cash flow using an average discount rate of 2.55% and 3.57%, respectively, and is included in other liabilities. In connection with the implementation of the Salary Continuation Plans, the Company purchased single premium universal life insurance policies on the life of each of the key employees covered under the Plan. The Company is the owner and beneficiary of these insurance policies. The cash surrender value of the policies was $4.3 million and $4.2 million at December 31, 2012  and 2011, respectively. Although the Plan is unfunded, the Company intends to utilize the proceeds of such policies to settle the Plan obligations. Under Internal Revenue Service regulations, the life insurance policies are the property of the Company and are available to satisfy the Company's general creditors.

Pursuant to the guidance contained in ASC Topic 715 “Compensation,” the Company is required to recognize in accumulated other comprehensive (loss) income, the amounts that have not yet been recognized as components of net periodic benefit costs. These unrecognized costs arise from changes in estimated interest rates used in the calculation of net liabilities under the plan.

As of December 31, 2012 and 2011, the Company had approximately $598,000 and $395,000, respectively in unrecognized net periodic benefit costs arising from changes in interest rates used in calculating the current post-retirement liability required under the plan. This amount represents the difference between the plan liabilities calculated under net present value calculations, and the net plan liabilities actually recorded on the Company’s books at December 31, 2012 and 2011.

Salary continuation expense is included in salaries and benefits expense, and totaled $90,000 and $101,000 for the years ended December 31, 2012 and 2011, respectively.

Officer Supplemental Life Insurance Plan

The Company owns single premium Bank-owned life insurance policies (BOLI) on certain officers with a portion of the death benefits available to the officers’ beneficiaries.  The BOLI’s initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The cash surrender value of these insurance policies totaled $16.7 million and $16.1 million at December 31, 2012 and December 31, 2011, and is included on the consolidated balance sheet in cash surrender value of life insurance. Income on these policies, net of expense, totaled approximately $564,000 and $565,000 for the years ended December 31, 2012 and 2011, respectively.

98 of 118

12.	Commitments and Contingent Liabilities

Lease Commitments: The Company leases land and premises for its branch banking offices and administration facilities. The initial terms of these leases expire at various dates through 2021. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. The total expense on land and premises leased under operating leases was $636,000 and $564,000 during 2012 and 2011, respectively. Total rent expense for the years ended December 31, 2012, and 2011 included approximately $8,000 and $5,000 in reductions , respectively, related to adjustments made pursuant to ASC Topic 840, “Leases”. The adjustments represent the difference between contractual rent amounts paid and rent amounts actually expensed under the straight-line method  pursuant to ASC 840.

Future minimum rental commitments under existing non-cancelable leases as of December 31, 2012 are as follows:

(In thousands):
2013	539
2014	493
2015	397
2016	230
2017	233
Thereafter	487
$2,379

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

	Contractual amount – December 31,
(in thousands)	2012	2011
Commitments to extend credit	$60,050	$62,399
Standby letters of credit	2,504	2,404

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from less than one month to approximately 3 years. At December 31, 2012, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $2.5 million.

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

99 of 118

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

December 31, 2012
			Quoted Prices	Significant
			In Active	Other	Significant
		Estimated	Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$141,627	$141,627	$141,627
Interest-bearing deposits	1,507	1,507		1,507
Investment securities	31,844	31,844	13,593	18,251
Loans	388,249	386,836			386,836
Cash surrender value of life insurance	16,681	16,681			16,681
Accrued interest receivable	1,694	1,694		1,694
Financial Liabilities:
Deposits:
Noninterest-bearing	217,014	217,014	217,014
NOW and money market	203,771	203,569	203,569
Savings	43,117	41,998	41,998
Time Deposits	99,385	99,529			99,529
Total Deposits	563,287	562,110	462,581		99,529
Junior Subordinated Debt	10,068	10,068			10,068
Accrued interest payable	71	71		71
Commitments to extend credit	--	--	--	--	--
Standby letters of credit	--	--	--	--	--

December 31, 2011
			Quoted Prices	Significant
			In Active	Other	Significant
		Estimated	Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$124,184	$124,184	$124,184
Interest-bearing deposits	2,187	2,250		$2,250
Investment securities	38,458	38,458		30,485	$7,973
Loans	394,498	398,837			398,837
Cash surrender value of life insurance	16,150	16,150			16,150
Accrued interest receivable	1,946	1,946		1,946
Financial Liabilities:
Deposits:
Noninterest-bearing	224,907	224,907	224,907
NOW and money market	165,937	165,937	165,937
Savings	40,099	40,099	40,099
Time Deposits	143,484	143,427			143,427
Total Deposits	574,427	574,370	430,943		143,427
Junior Subordinated Debt	9,027	9,027			9,027
Accrued interest payable	111	111		111
Commitments to extend credit	--	--	--	--	--
Standby letters of credit	--	--	--	--	--

100 of 118

Some fair value measurements, such as for available-for-sale securities and junior subordinated debt are performed on a recurring basis, while others, such as impairment of goodwill, other real estate owned, impaired loans that are collateral dependent,  and other intangibles, are performed on a nonrecurring basis.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2012 (in 000’s):

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets (000's)	2012	(Level 1)	(Level 2)	(Level 3)
AFS Securities:
U.S Govt agencies	24,366	9,632	14,734
U.S Govt collateralized mortgage obligations	3,517		3,517
Mutual Funds	3,961	3,961
Total AFS securities	31,844	13,593	18,251	0
Impaired Loans (1):
Commercial and industrial	576			576
Real estate mortgage	7,903			7,903
RE construction & development	0			0
Agricultural	0			0
Installment/Other	0			0
Total impaired loans	8,479	0	0	8,479
Other real estate owned (1)	23,932			23,932
Total	$64,255	$13,593	$18,251	$32,411
(1) Nonrecurring

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities (000's)	2012	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	10,068			10,068
Total	10,068	0	0	10,068

101 of 118

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2011 (in 000’s):

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets (000's)	2011	(Level 1)	(Level 2)	(Level 3)
AFS Securities:
Other investment securities	$0	$0
U.S Govt agencies	25,050		25,050
U.S Govt collateralized mortgage obligations	5,435		5,435
Obligations of state and political subdivisions	0		0
Private label residential mortgage obligations	7,973			7,973
Total AFS securities	38,458	0	30,485	7,973
Impaired Loans (1):
Commercial and industrial	6,527			6,527
Real estate mortgage	11,181			11,181
RE construction & development	11,361			11,361
Agricultural	1,472			1,472
Installment/Other	87			87
Total impaired loans	30,628	0	0	30,628
Other real estate owned (1)	27,091			27,091
Goodwill (1)	2,861			2,861
Core deposit intangible (1)	12			12
Total	$99,050	$0	$30,445	$68,565
(1) Nonrecurring

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities (000's)	2011	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt	9,027			9,027
Total	9,027	0	0	9,027

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

Investments – Available for sale securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data are not available for the last 30 days, a Level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level-2 pricing may include using a forward spread from the last observable trade or may use a proxy bond like a TBA mortgage to come up with a price for the security being valued. Changes in fair market value are recorded through other comprehensive loss as the securities are available for sale. At December 31, 2011, the Company held three non-agency private-label residential mortgage obligations. Fair value of these securities (as well as review for other-than-temporary impairment) was performed by a third-party securities broker specializing in private label residential mortgage obligations using the discounted cash flow method. Fair value was based upon estimated cash flows which included assumptions about future prepayments, default rates, and the impact of credit risk on this type of investment security. Although the pricing of the private label residential mortgage obligations has certain aspects of Level 2 pricing, many of the pricing inputs are based upon unobservable assumptions of future economic trends and as a result the Company considers this to be Level 3 pricing. The private lable residential mortgages were subsequently sold during the fourth quarter of 2012.

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

102 of 118

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

Deposits – In accordance with authoritative accounting guidance, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at December 31, 2012 and December 31, 2011 (i.e., carrying amounts). Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Borrowings - Borrowings consist of federal funds sold, securities sold under agreements to repurchase, and other short-term borrowings. Fair values of borrowings were estimated using the rates currently offered for borrowings with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a discounted cash flows model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company used characteristics that distinguish market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the years ended December 31, 2012 and 2011, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of theses inputs, due primarily to the current economic environment, require the junior subordinated debt to be classified as a Level 3 fair value.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-balance sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. The contract amounts of commitments to extend credit and standby letters of credit are disclosed in Note 12. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at December 31, 2012 and 2011.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are deferred and recognized over the term of the commitment, and are not material to the Company’s consolidated balance sheet and results of operations.

103 of 118

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the period (in 000’s):

	12/31/12	12/31/11
Reconciliation of Assets:	Private label residential mortgage obligations	Private label residential mortgage obligations
Beginning balance	$7,972	$9,960
Total gains or (losses) included in earnings (or other comprehensive loss)	(468)	(1,988)
Transfers in and/or out of Level 3	(7,504)	0
Ending balance	$0	$7,972

The amount of total gains or (losses) for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	-	$(1,988)

	12/31/2012	12/31/2011
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$9,027	$10,646

Total gains (losses) included in earnings (or changes in net assets)	774	(1,863)
Transfers in and/or out of Level 3	267	244
Ending balance	$10,068	$9,027

The amount of total gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses and accrued interest relating to liabilities still held at the reporting date	774	$(1,863)

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2012:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Subordinated Debt	Discounted cash flow	Discount Rate	7.01%

Management believes that the credit risk adjusted spread utilized in the fair value measurement of the junior subordinated debentures carried at fair value is indicative of the nonperformance risk premium a willing market participant would require under current market conditions, that is, the inactive market. Management attributes the change in fair value of the junior subordinated debentures during the period to market changes in the nonperformance expectations and pricing of this type of debt, and not as a result of changes to our entity-specific credit risk. The narrowing of the credit risk adjusted spread above the Company’s contractual spreads has primarily contributed to the negative fair value adjustments.   Generally, an increase in the credit risk adjusted spread and/or a decrease in the three month LIBOR swap curve will result in positive fair value adjustments (and decrease the fair value measurement).  Conversely, a decrease in the credit risk adjusted spread and/or an increase in the three month LIBOR swap curve will result in negative fair value adjustments (and increase the fair value measurement).

104 of 118

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

As of December 31, 2012, the Bank is compliance with the requirements of the Agreement and the Order including its deadlines.

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

105 of 118

Pursuant to the March 2010 Agreement with the Federal Reserve Bank, the Company and the Bank are required to maintain sufficient capital to support current and future capital needs, including compliance with Capital Adequacy Guidelines taking into account the volume of classified assets, concentrations of credit, the level of the allowance for loan losses, current and projected growth, and projected retained earnings.  Pursuant to the Order issued by the California Department of Financial Institutions in May 2010, the Bank is required to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.5%. For purposes of the Order, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 11.7% and 10.5% at December 31, 2012 and  2011, respectively.

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

					To Be Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012 (Company):
Total Capital (to Risk Weighted Assets)	$71,436	15.49%	$36,892	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	65,742	14.26%	18,446	4.00%	N/A	N/A
Tier 1 Capital ( to Average Assets)	65,742	10.66%	24,671	4.00%	N/A	N/A

As of December 31, 2012 (Bank):
Total Capital (to Risk Weighted Assets)	$73,296	15.77%	$37,175	8.00%	$46,468	10.00%
Tier 1 Capital (to Risk Weighted Assets)	67,558	14.54%	18,587	4.00%	27,168	6.00%
Tier 1 Capital ( to Average Assets)	67,558	10.95%	24,671	4.00%	30,838	5.00%

As of December 31, 2011 - (Company):
Total Capital (to Risk Weighted Assets)	$63,522	12.93%	$39,303	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	57,286	11.66%	19,651	4.00%	N/A	N/A
Tier 1 Capital ( to Average Assets)	57,286	8.79%	26,068	4.00%	N/A	N/A

As of December 31, 2011 – (Bank):
Total Capital (to Risk Weighted Assets)	$63,672	12.91%	$39,460	8.00%	$49,325	10.00%
Tier 1 Capital (to Risk Weighted Assets)	57,412	11.64%	19,730	4.00%	29,595	6.00%
Tier 1 Capital ( to Average Assets)	57,412	9.02%	25,454	4.00%	31,817	5.00%

106 of 118

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

Under the regulatory Prompt Corrective Action Provisions within the Agreement and the Order, the Bank cannot be considered “Well Capitalized”. However, as of December 31, 2012, the Company and the Bank meets all capital adequacy requirements to which they are subject.

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

The primary source of funds with which cash dividends are paid to shareholders comes from cash dividends received by the Company from the Bank. The Company received no cash dividends from the Bank during the year ended December 31, 2012 or 2011.

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

Cash Restrictions - The Bank is required to maintain average reserve balances with the Federal Reserve Bank. In prior years, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank. At both December 31, 2012 and 2010, the Bank’s qualifying balance with the Federal Reserve Bank was $25,000 consisting of vault cash and balances.

15.	Supplemental Cash Flow Disclosures

	Year Ended December 31,
(In thousands)	2012	2011
Cash paid during the period for:
Interest	$2,101	$3,076
Income Taxes	(89)	2,876
Noncash investing activities:
Loans transferred to foreclosed property	1,999	2,806
Financed OREO	508	750
Extinguishment of Note Payable	83	-

107 of 118

16.	Common Stock Dividend

The Company declared one-percent (1%) common stock dividends during each of the four quarters ended December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012. All 1% stock dividends were considered “small stock dividends” resulting in a transfer between retained earnings and common stock an amount equal to the number of shares issued in the stock dividend multiplied by the stock’s closing price at the date of declaration. Other than for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

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

17.	Net Income (Loss) Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation. (Weighted average shares have been adjusted to give retroactive recognition for the 1% stock dividend for each of the quarters since the third quarter ended September 30, 2008):

	Years Ended December 31,
(In thousands, except earnings per share data)	2012	2011

Net (loss) income available to common shareholders	$6,069	$(10,812)
Weighted average shares outstanding	14,087,342	14,082,542
Add: dilutive effect of stock options	634	0
Weighted average shares outstanding adjusted for potential dilution	14,087,976	14,082,542
Basic (loss) earnings per share	$0.43	$(0.77)
Diluted (loss) earnings per share	$0.43	$(0.77)
Anti-dilutive shares excluded from earnings per share calculation	186	161

18.	Other Comprehensive Income(Loss)

The following table provides a reconciliation of the amounts included in comprehensive income:

	Years Ended December 31,
(In thousands)	2012	2011
Unrealized (loss) gain on available-for-sale securities:
Unrealized (loss) gain on sale securities – net of income tax (benefit) of ($745) and ($156)	$1,118	$(235)
Less: Reclassification adjustment for loss (gain) on sale of available-for-sale securities included in net income - net of income tax provision (benefit) of $78 and ($4)	117	(7)
Net unrealized (loss) gain on available-for-sale securities - net income tax provision (benefit) of ($667) and ($152)	$1,001	$(228)

Previously unrecognized past service costs of employee benefit plans - net of tax (benefit) $136 and ($56)	$(203)	$(75)

Total other comprehensive income (loss)	$798	$(303)

108 of 118

19.	Common Stock Repurchase Plan

On May 16, 2007, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to 721,598 shares of the Company's common stock on the open market or in privately negotiated transactions. The repurchase plan represents approximately 5.00% of the Company's currently outstanding common stock. The duration of the program is open-ended and the timing of purchases will depend on market conditions. As of December 31, 2012, there were 624,739 shares available for repurchase.

As a condition of the Written Agreement entered into with the Federal Reserve Bank of San Francisco (FRB) on May 23, 2010, and the Order entered into with the California Department of Financial Institutions (DFI) on May 17, 2010, the Company may not repurchase any of its common stock without prior approval of the FRB and the DFI. The Company did not repurchase any common shares during the year ended December 31, 2012 or 2011.

20.	Goodwill and Intangible Assets

At December 31, 2012 the Company had $4.5 million of goodwill and $249,000 of core deposit intangibles. The following table summarizes the carrying value of those assets at December 31, 2012 and 2011.

(in 000’s)	December 31, 2012	December 31, 2011
Goodwill	$4,488	$4,488
Core deposit intangible assets	249	449
Other intangible assets	-	104
Total goodwill and intangible assets	$4,737	$5,041

Core deposit intangibles and other identified intangible assets are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets and goodwill at least annually or more often as conditions require. The following table summarizes the amortization expense and impairment losses recorded on the Company’s intangible assets and goodwill for the years ended December 2012 and 2011.

(in 000’s)	2012	2011
Amortization expense - core deposit intangibles	$198	$482
Amortization expense - other intangibles	106	138
Total amortization expense	$304	$620

Impairment losses - core deposit intangibles	$0	$36
Impairment losses - goodwill	0	1,489
Total impairment losses	$0	$1,525

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007 and totaled approximately $2.9 million at December 31, 2012. The Company conducted its annual impairment testing of the goodwill related to the Campbell reporting unit effective March 31, 2012. Impairment testing for goodwill is a two-step process.

The first step in impairment testing is to identify potential impairment, which involves determining and comparing the fair value of the operating unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of possible impairment and the second step is performed to determine the amount of the impairment, if any. The fair value determined in the step one testing is determined based on a discounted cash flow methodology using estimated market discount rates and projections of future cash flows for the Campbell reporting unit.  In addition to projected cash flows, the Company also utilizes other market metrics including industry multiples of earnings and price-to-book ratios to estimate what a market participant would pay for the operating unit in the current business environment. Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes is discount rates, competitive forces within the industry, and other specific industry and market valuation conditions. If at the conclusion of the step 1 analysis, the Company concludes that the potential for goodwill impairment exists, step-two testing will be required to determine goodwill impairment and the amount of goodwill that might be impaired, if any. The second step in impairment analysis compares the fair value of the Campbell reporting unit to the aggregate fair values of its individual assets, liabilities and identified intangibles. The 2011 impairment analysis was impacted by to a large degree by the current economic environment, including significant declines in interest rates, and depressed valuations within the financial industry and resulted in an impairment charge of $1.5 million. Based on the results of the first step of the impairment analysis at December 31, 2012, the Company concluded that that the fair value of the reporting unit exceeds it carrying value; therefore, goodwill was not impaired.

109 of 118

Core Deposit Intangibles: The core deposit intangible asset, which totaled $3.0 million at the time of merger, is being amortized over an estimated life of approximately seven years. The Company recognized $12,000 and $295,000 in amortization expense related to the Legacy operating unit during the years ended December 31, 2012 and 2011, respectively. At December 31, 2012, there was no remaining carrying value of the core deposit intangible related to the Legacy Bank merger. At December 31, 2012, there was $249,000 in remaining carrying value of core deposit intangible related to the Taft branch acquisitions completed in April 2004.

During the impairment analysis performed as of March 31, 2011, it was determined that the original deposits purchased from Legacy Bank during February 2007 continue to decline faster than originally anticipated. As a result of increased deposit runoff, particularly in noninterest-bearing checking accounts and savings accounts, the estimated value of the Campbell core deposit intangible was determined to be $226,000 rather than the pre-adjustment carrying value of $262,000. As a result of the impairment analysis, the Company recorded a pre-tax impairment loss of $36,000 ($21,000, net of tax) reflected as a component of noninterest expense for the year ended December 31, 2011.

21.	Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares – (parent only)
Balance Sheets - December 31, 2012 and 2011
(In thousands)	2012	2011
Assets
Cash and equivalents	$296	$16
Investment in bank subsidiary	79,969	72,383
Investment in bank stock	0	24
Other assets	562	515
Total assets	$80,827	$72,938

Liabilities & Shareholders' Equity
Liabilities:
Junior subordinated debt securities (at fair value) 12/31/07)	$10,068	$9,027
Accrued interest payable	-	8
Deferred taxes	1,239	1,594
Other liabilities	79	136
Total liabilities	11,386	10,765

Shareholders' Equity:
Common stock, no par value 20,000,000 shares authorized, 14,217,303 and 13,531,832 issued and outstanding, in 2012 and 2011	43,173	41,435
Retained earnings	26,179	21,447
Accumulated other comprehensive loss	89	(709)
Total shareholders' equity	69,441	62,173
Total liabilities and shareholders' equity	$80,827	$72,938

United Security Bancshares – (parent only)	Years ended December 31,
Income Statements
(In thousands)	2012	2011
Income
(Loss) Gain on fair value option of financial assets	(774)	1,863
Total (loss) income	(774)	1,863
Expense
Interest expense	270	248
Other expense	201	136
Total expense	471	384
(Loss) Income before taxes and equity in undistributed income of subsidiary	(1,245)	1,479
Income tax (benefit) expense	(512)	(127)
Deficit in undistributed income of subsidiary	6,802	(12,418)
Net Income (loss)	$6,069)	$(10,812)

110 of 118

United Security Bancshares – (parent only)	Years ended December 31,
Statement of Cash Flows
(In thousands)	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$6,069	$(10,812)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
(Equity) deficit in undistributed income of subsidiary	(6,802)	12,418
Deferred taxes	(376)	(572)
Write-down of other investments	68	0
Loss on sale of investment in bank stock	0	2
Gain on fair value option of financial liability	774	(1,863)
Net change in other assets/liabilities	243	790
Net cash (used in) operating activities	(24)	(37)

Cash Flows From Investing Activities
Investment in bank stock	9	12
Proceeds from sale of investment in title company	0	0
Net cash provided by investing activities	9	12

Cash Flows From Financing Activities
Proceeds from sale investment in bank stock	295	0
Proceeds from note payable	0	0
Net cash provided by financing activities	295	0

Net increase (decrease) in cash and cash equivalents	280	(25)
Cash and cash equivalents at beginning of year	16	41
Cash and cash equivalents at end of year	$296	$16

Supplemental cash flow disclosures
Noncash financing activities:
Dividends declared not paid	$0	$0

22.	Subsequent Events

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

111 of 118

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in the Securities and Exchange Act Rule 13(a)-15(e). Based on that evaluation and the remediation of the material weaknesses in the Company’s internal control over financial reporting above under the caption “Management’s Report on Internal Control Over Financial Reporting” in Item 8 of this report ,” the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at December 31, 2012 to ensure that information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the Company’s Consolidated Financial Statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in this report.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2010, the Company identified material weaknesses related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses, as well as material weaknesses related to the valuation of OREO properties. While Management had identified material weaknesses in the fourth quarter of 2010, and during the fourth quarter of 2012 the Company completed its remediation efforts related to the material weakness, and effectively eliminated the material weakness as of December 31, 2012. there were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We believe that the deficiencies originally identified as of December 31, 2010 related to the accounting for impaired loans and for OREO valuations were are the result of insufficient levels of appropriately qualified and trained personnel in our financial reporting processes due to the loss of key personnel and inability to replace qualified personnel during the year-end closing process which coincided with the Company’s annual safety and soundness examination by its regulators. These weaknesses, combined with several updated appraisals reflecting significantly lower valuations, led to additional material adjustments in the provision for loan losses and the allowance for loan losses, and in the allowance for OREO impairment.

REMEDIATION OF MATERIAL WEAKNESSES

During the fourth quarter of 2012, the Company finished implementing improvements to monitoring and reporting systems related to the ALLL process and to the valuation of OREO properties. These improvements were in place in connection with the preparation of our financial statements for the year ended December 31, 2012 to ensure that our accounting for the ALLL and valuation or OREO properties is in accordance with generally accepted accounting principles. Improvements made include the following:

-
Improvements in monitoring and reporting systems related to the ALLL and valuation of OREO. These include consolidation of the loan reporting process; improved impaired loan  and problem asset documentation; overview of ALLL and OREO valuation by an Asset Improvement Committee; revision of our ALLL and migration models to provide more accurate information; review and revision of various loan codes to better identify risk within the loan portfolio and; enhancements to the ALLL and OREO policies.

112 of 118

-
Additional training of key staff in fundamental ALLL and valuation issues including ASC 820 fair value measurements; accounting for impaired loans and identification of loss contingencies; regulatory guidance related to the ALLL under Interagency Policy statements and; identification and valuation issues related to OREO and troubled debt restructurings (“TDR’s”).

-
Improved allocation of staff related to ALLL and OREO monitoring and reporting. This includes clearly assigned duties of Credit Administrators and other Credit Administration staff in the identification and valuation of impaired and other problem assets and, more clearly assigned oversight responsibility of the ALLL and OREO monitoring and reporting processes by the Credit Administration and Accounting departments.

As such, we believe that the remediation initiative outlined above was sufficient to eliminate the material weakness in internal control over financial reporting as discussed above.

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

113 of 118

Item 9B. Other Information

  None

PART III

Item 10 – Directors, Executive Officers, and Corporate Governance

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Election of Directors and Executive Officers" and “Corporate Governance Principles and Board Matters” set forth in the Company's definitive Proxy Statement for its 2013 Annual Meeting of Shareholders ("Proxy Statement").

Item 11 - Executive Compensation

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Executive Compensation" and “Director Compensation” set forth in the Company's definitive Proxy Statement for its 2013 Annual Meeting of Shareholders ("Proxy Statement").

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Shareholdings of Certain Beneficial Owners and Management" set forth in the Company's definitive Proxy Statement for its 2013 Annual Meeting of Shareholders ("Proxy Statement").

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Certain Transactions" and “Corporate Governance Principles” set forth in the Company's definitive Proxy Statement for its 2013 Annual Meeting of Shareholders ("Proxy Statement").

Item 14 - Principal Accounting Fees and Services

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Independent Accountant Fees and Services" set forth in the Company's definitive Proxy Statement for its 2013 Annual Meeting of Shareholders ("Proxy Statement").

114 of 118

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

115 of 118

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

(c)           Financial statement schedules filed:

See Item 15(a)(2) above.

116 of 118

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the year ended December 31, 2012 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 1st day of April, 2013.

United Security Bancshares

April 1, 2013	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

April 1, 2013	/S/ Richard B. Shupe
Richard B. Shupe
Senior Vice President and Chief Financial Officer

117 of 118

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	4/1/2013	/s/ Robert G. Bitter
Director

Date:	4/1/2013	/s/ Stanley J. Cavalla
Director

Date:	4/1/2013	/s/ Tom Ellithorpe
Director

Date:	4/1/2013	/s/ R. Todd Henry
Director

Date:	4/1/2013	/s/ Ronnie D. Miller
Director

Date:	4/1/2013	/s/ Robert M. Mochizuki
Director

Date:	4/1/2013	/s/ Walter Reinhard
Director

Date:	4/1/2013	/s/ John Terzian
Director

Date:	4/1/2013	/s/ Mike Woolf
Director

  118 of 118