Form 10-Q
period 2013-03-31
UNITED SECURITY BANCSHARES
filed 2013-05-10
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
 (Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of April 30, 2013: 13,359,460

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
March 31, 2013 and December 31, 2012

	March 31,	December 31,
(in thousands except shares)	2013	2012
Assets
Cash and due from banks	$19,874	$27,481
Cash and due from FRB	116,576	114,146
Cash and cash equivalents	136,450	141,627
Interest-bearing deposits in other banks	1,509	1,507
Investment securities available for sale (at fair value)	27,889	31,844
Loans and leases	398,308	400,057
Unearned fees and unamortized loan origination costs	13	(24)
Allowance for credit losses	(11,403)	(11,784)
Net loans	386,918	388,249
Accrued interest receivable	1,605	1,694
Premises and equipment – net	12,040	12,262
Other real estate owned	21,958	23,932
Intangible assets	202	249
Goodwill	4,488	4,488
Cash surrender value of life insurance	16,809	16,681
Investment in limited partnerships	4,279	4,312
Deferred income taxes - net	9,989	9,724
Other assets	12,412	12,308
Total assets	$636,548	$648,877

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$211,961	$217,014
Interest bearing	337,858	346,273
Total deposits	549,819	563,287

Accrued interest payable	77	71
Accounts payable and other liabilities	5,502	6,010
Junior subordinated debentures (at fair value)	10,685	10,068
Total liabilities	566,083	579,436

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 14,359,460 and 14,217,303 issued and outstanding, in 2013 and 2012, respectively	43,796	43,173
Retained earnings	26,635	26,179
Accumulated other comprehensive income	34	89
Total shareholders' equity	70,465	69,441
Total liabilities and shareholders' equity	$636,548	$648,877

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter Ended March 31,
(In thousands except shares and EPS)	2013	2012
Interest Income:
Loans, including fees	$5,466	$6,041
Investment securities – AFS – taxable	198	520
Interest on deposits in FRB	65	51
Interest on deposits in other banks	2	10
Total interest income	5,731	6,622
Interest Expense:
Interest on deposits	411	478
Interest on other borrowings	60	65
Total interest expense	471	543
Net Interest Income Before
Provision for Credit Losses	5,260	6,079
Provision for Credit Losses	(9)	2
Net Interest Income	5,269	6,077
Noninterest Income:
Customer service fees	779	903
Increase in cash surrender value of bank-owned life insurance	137	137
Gain on sale of other real estate owned	1,025	63
Loss on fair value of financial liability	(557)	(477)
Other	160	270
Total noninterest income	1,544	896
Noninterest Expense:
Salaries and employee benefits	2,361	2,423
Occupancy expense	905	764
Data processing	60	18
Professional fees	445	245
Regulatory assessments	359	367
Director fees	58	67
Amortization of intangibles	47	91
Correspondent bank service charges	76	79
Impairment loss on investment securities (cumulative total other-than-temporary loss of $3.7 million, net of $1.5 million recognized in other comprehensive loss, pre-tax)	0	22
Impairment loss on OREO	118	0
Loss on California tax credit partnership	33	103
OREO expense	25	684
Other	611	625
Total noninterest expense	5,098	5,488
Income Before Provision for Taxes	1,715	1,485
Provision for Taxes on Income	640	434
Net Income	$1,075	$1,051
Other comprehensive income, net of tax:
Unrealized (loss) gain on available for sale securities, net of income tax (benefit) expense of $(44) and $237	(66)	356
Unrecognized post retirement costs, net of income tax expense of $8	11	0
Comprehensive Income	$1,020	$1,407
Net Income per common share
Basic	$0.07	$0.07
Diluted	$0.07	$0.07
Shares on which net income per common shares
were based
Basic	14,359,460	14,221,990
Diluted	14,360,903	14,221,990

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock	Common stock		Accumulated
	Number		Retained	Other Comprehensive
(In thousands except shares)	of Shares	Amount	Earnings	Income (Loss)	Total
Balance January 1, 2012	13,531,832	41,435	21,447	(709)	62,173

Net changes in unrealized loss on available for sale securities (net of income tax expense of $237)				356	356
Common stock dividends	135,320	334	(334)		0
Stock-based compensation expense		5			5
Net Income			1,051		1,051
Balance March 31, 2012	13,667,152	$41,774	$22,164	$(353)	$63,585

Net changes in unrealized loss on available for sale securities (net of income tax expense of $430)				645	645
Net changes in unrecognized past service cost on employee benefit plans (net of income tax benefit of $136)				(203)	(203)
Common stock dividends	415,390	1,003	(1,003)
Common stock issuance	134,761	383			383
Stock-based compensation expense		13			13
Net Income			5,018		5,018
Balance December 31, 2012	14,217,303	$43,173	$26,179	$89	$69,441

Net changes in unrealized loss on available for sale securities (net of income tax benefit of $44)				(66)	(66)
Net changes in unrecognized past service cost on employee benefit plans (net of income tax expense of $8)				11	11
Common stock dividends	142,157	619	(619)
Stock-based compensation expense		4			4
Net Income			1,075		1,075
Balance March 31, 2013	14,359,460	$43,796	$26,635	$34	$70,465

See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2013	2012
Cash Flows From Operating Activities:
Net Income	$1,075	1,051
Adjustments to reconcile net income:to cash provided by operating activities:
Provision for credit losses	(9)	2
Depreciation and amortization	226	377
Accretion of investment securities	(18)	(98)
Decrease in accrued interest receivable	89	216
Increase (Decrease) in accrued interest payable	6	(3)
Increase in accounts payable and accrued liabilities	(431)	(279)
(Decrease) Increase in unearned fees	(37)	122
(Decrease) Increase in income taxes payable	(837)	630
Stock-based compensation expense	4	5
Deferred income taxes	229	(198)
Gain on sale of other real estate owned	(1,025)	(63)
Impairment loss on other real estate owned	118	0
Impairment loss on investment securities	0	22
Increase in surrender value of life insurance	(128)	(136)
Loss on fair value option of financial liabilities	557	477
Loss on tax credit limited partnership interest	33	103
Net (increase) decrease in other assets	44	19
Net cash (used in) provided by operating activities	(104)	2,247

Cash Flows From Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(2)	90
Redemption of correspondent bank stock	242	148
Maturities, calls and principal payments of available-for-sale securities	3,855	1,795
Net decrease in loans	931	10,363
Cash proceeds from sales of other real estate owned	3,318	996
Capital expenditures for premises and equipment	51	(342)
Net cash provided by investing activities	8,395	13,050

Cash Flows From Financing Activities:
Net decrease in demand deposits and savings accounts	(10,600)	(5,258)
Net decrease in certificates of deposit	(2,868)	(23,740)
Net cash used in financing activities	(13,468)	(28,998)

Net decrease in cash and cash equivalents	(5,177)	(13,701)
Cash and cash equivalents at beginning of period	141,627	124,184
Cash and cash equivalents at end of period	$136,450	$110,483

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

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its 2012 Annual Report on Form 10-K. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring, nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

Certain reclassifications have been made to the 2012 financial statements to conform to the classifications used in 2013.

New Accounting Standards:

In February 2013, The Financial Accounting Standards Board (FASB) today issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for reporting periods beginning after December 15, 2012.  The amounts reclassified out of net income were not significant and this ASU did not have a significant impact on the Company’s financial statements.

In January 2013, the FASB issued ASU No. 2013-01 Balance Sheet (Topic 210) Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. It further clarifies that the scope of ASU No. 2011-11 applies to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject toa master netting arrangement or similar agreement. Both ASU 2011-11 and ASU 2013-1 are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted these ASU’s during the first quarter of 2013 and they did not have a material impact on its financial statements.

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-11 Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The ASU enhances disclosures in order to improve the comparability of offsetting (netting) assets and liabilities reported in accordance with U.S. generally accepted accounting principles ("GAAP") and International Financial Reporting Standards ("I FRS") by requiring entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statements of condition and instruments and transactions subject to an agreement similar to a master netting arrangement. This ASU did not have a significant impact on the Company’s financial statements.

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

2.	Investment Securities Available for Sale and Other Investments

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of March 31, 2013 and December 31, 2012:

(In thousands)		Gross	Gross	Fair Value
March 31, 2013:	Amortized	Unrealized	Unrealized	(Carrying
Securities available for sale:	Cost	Gains	Losses	Amount)
U.S. Government agencies	$20,012	$876	$0	$20,888
U.S. Government collateralized mortgage obligations	2,843	225	0	3,068
Mutual Funds	4,000	0	(67)	3,933
Total securities available for sale	$26,855	$1,101	$(67)	$27,889
		Gross	Gross	Fair Value
December 31, 2012:	Amortized	Unrealized	Unrealized	(Carrying
Securities available for sale:	Cost	Gains	Losses	Amount)
U.S. Government agencies	$23,433	$933	0	$24,366
U.S. Government collateralized mortgage obligations	3,266	251	0	3,517
Mutual Funds	4,000	0	(39)	3,961
Total securities available for sale	$30,699	$1,184	$(39)	$31,844

The amortized cost and fair value of securities available for sale at March 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns. Mutual funds are included in due in the one year or less category below.

	March 31, 2013
	Amortized	Fair Value
(In thousands)	Cost	(Carrying Amount)
Due in one year or less	$5,000	$4,933
Due after one year through five years	9,202	9,258
Due after five years through ten years	1,013	1,087
Due after ten years	8,797	9,543
Collateralized mortgage obligations	2,843	3,068
	$26,855	$27,889

There were no realized gains or losses on sales of available-for-sale securities for the periods ended March 31, 2013 and 2012, respectively. There were no other-than-temporary impairment losses for the three months ended March 31, 2013. There were other-than-temporary impairment losses on certain of the Company’s private label mortgage-backed securities of $22,000 for the three months ended March 31, 2012.

At March 31, 2013 available-for-sale securities with an amortized cost of approximately $22.9 million (fair value of $24.0 million) were pledged as collateral for FHLB borrowings and public funds balances.

The Company had no held-to-maturity or trading securities at March 31, 2013 or December 31, 2012.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value		Fair Value		Fair Value
March 31, 2013:	(Carrying	Unrealized	(Carrying	Unrealized	(Carrying	Unrealized
Securities available for sale:	Amount)	Losses	Amount)	Losses	Amount)	Losses
U.S. Government agencies	$0	$0	$0	$0	$0	$0
U.S. Government agency collateral mortgage obligations	0	0	0	0	0	0
Residential mortgage obligations	0	0	0	0	0	0
MutualFunds	3,933	(67)	0	0	3,933	(67)
Total impaired securities	$3,933	$(67)	$0	$0	$3,933	$(67)

December 31, 2012:
Securities available for sale:
U.S. Government agencies	$0	$0	$0	$0	$0	$0
U.S. Government agency collateral mortgage obligations	0	0	0	0	0	0
Residential mortgage obligations	0	0	0	0	0	0
Mutual Funds	3,961	(39)	0	0	3,961	(39)
Total impaired securities	$3,961	$(39)	$0	$0	$3,961	$(39)

The Company evaluates investment securities for other-than-temporary impairment (“OTTI”) at least quarterly, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under ASC Topic 320, “Investments – Debt and Equity Instruments.” Certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, are evaluated under ASC Topic 325-40 “Beneficial Interest in Securitized Financial Assets.”

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

At March 31, 2013, the decline in market value of the impaired securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is not more likely than not it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

At March 31, 2013 and December 31, 2012, the Company had no securities which have been impaired more than twelve months.

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

-     Default Rates: The default assumptions are vectored and are expressed as conditional default rates (CDR), which are based upon the current status of the loan. The model assumes that the 60 day plus population will move to repossession inventory subject to loss migration assumptions and liquidate over the next 24 months.  Defaults vector from month 25 to month 36 to the month 37 CDR value.  The loans less than 60 days delinquent influence the month 37 CDR value.  The default assumptions continue from month 37 but vector down over an extended period of at least 15 years from the valuation date. Default rate assumptions are benchmarked to the recent results experienced by major servicers of of non-Agency MBS for securities with similar attributes and forecasts from the industry experts and industry research.

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

As a result of the impairment evaluation, the Company determined that there had been adverse changes in cash flows in all three of the private label mortgage-backed securities, and concluded that these three private label mortgage-backed securities were other-than-temporarily impaired. At March 31, 2012, the three private label mortgage-backed securities had cumulative other-than-temporary-impairment losses of $3.7 million, $1.5 million of which was recorded in other comprehensive loss. During the three months ended March 31, 2012, the company recorded OTTI impairment expense of $22,000 on the one private label mortgage-backed security. These three private label mortgage-backed securities remained classified as available for sale at March 31, 2012 and were subsequently sold during the fourth quarter of 2012.

The following table details the three private label mortgage-backed securities with other-than-temporary-impairment, their credit rating at March 31, 2012, the related credit losses recognized in earnings during the quarter, and impairment losses in other comprehensive loss:

March 31, 2012 (in 000’s)	RALI 2006-QS1G A10	RALI 2006 QS8 A1	CWALT 2007- 8CB A9
	Rated D	Rated D	Rated CCC	Total
Amortized cost – before OTTI	$3,866	$1,175	$7,209	$12,250

Credit loss	(703)	(225)	(1,280)	(2,208)
Other impairment (OCI)	(533)	(211)	(732)	(1,476)
Carrying amount – March 31, 2012	$2,630	$739	$5,197	$8,566

Total impairment - March 31, 2012	$(1,236)	$(436)	$(2,012)	$(3,684)

The following table summarizes amounts related to credit losses recognized in earnings for the quarters ended March 31, 2013 and 2012.

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2013	March 31, 2012
Beginning balance - credit losses	$0	$2,257
Additions:
Initial credit impairments	0	0
Subsequent credit impairments	0	22
Reductions:
For securities sold or credit losses realized on principal payments	0	(71)
Due to change in intent or requirement to sell	0	0
For increase expected in cash flows	0	0
Ending balance - credit losses	$0	$2,208

3.	Loans and Leases

Loans are comprised of the following:

	March 31,	December 31,
(In thousands)	2013	2012
Commercial and business loans	$74,095	$69,780
Government program loans	2,583	2,337
Total commercial and industrial	$76,678	72,117
Real estate – mortgage:
Commercial real estate	142,195	133,599
Residential mortgages	54,223	55,016
Home Improvement and Home Equity loans	1,270	1,319
Total real estate mortgage	197,688	189,934
RE construction and development	81,623	90,941
Agricultural	30,965	36,169
Installment	11,354	10,884
Commercial lease financing	0	12
Total Loans	$398,308	$400,057

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County, although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 19.2% of total loans at March 31, 2013 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans generally comes from the cash flow of the borrower.

Real estate mortgage loans, representing 49.7% of total loans at March 31, 2013, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower.

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

•
Home Improvement and Home Equity loans comprise a relatively small portion of total real estate mortgage loans, and are offered to borrowers for the purpose of home improvements, although the proceeds may be used for other purposes. Home equity loans are generally secured by junior trust deeds, but may be secured by 1st trust deeds.

Real estate construction and development loans, representing 20.5% of total loans at March 31, 2013, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 7.8% of total loans at March 31, 2013 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans represent 2.9% of total loans at March 31, 2013 and generally consist of loans to individuals for household, family and other personal expenditures such as credit cards, automobiles or other consumer items.

Commercial lease financing loans, consist of loans to small businesses, which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower. The Company has no commercial lease financing loans at March 31, 2013.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At March 31, 2013 and December 31, 2012, these financial instruments include commitments to extend credit of $64.1 million and $60.1 million, respectively, and standby letters of credit of $2.3 million and $2.5 million, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at March 31, 2013:

			Loans				Accruing
	Loans	Loans	90 or More				Loans 90 or
	30-60 Days	61-89 Days	Days	Total Past	Current	Total	More Days
March 31, 2013 (000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Commercial and Business Loans	$1,419	$0	$37	$1,456	$72,639	$74,095	$0
Government Program Loans	0	80	0	80	2,503	2,583	0
Total Commercial and Industrial	1,419	80	37	1,536	75,142	76,678	0

Commercial Real Estate Loans	1,950	2,619	5,328	9,897	132,298	142,195	0
Residential Mortgages	457	2,091	0	2,548	51,675	54,223	0
Home Improvement and Home Equity Loans	387	35	0	422	848	1,270	0
Total Real Estate Mortgage	2,794	4,745	5,328	12,867	184,821	197,688	0

Total RE Construction and Development Loans	318	0	0	318	81,305	81,623	0

Total Agricultural Loans	0	0	136	136	30,829	30,965	0

Consumer Loans	240	0	0	240	11,114	11,354	0
Overdraft protection Lines	0	0	0	0	0	0	0
Overdrafts	0	0	0	0	0	0	0
Total Installment/other	240	0	0	240	11,114	11,354	0

Commercial Lease Financing	0	0	0	0	0	0	0

Total Loans	$4,771	$4,825	$5,501	$15,097	$383,211	$398,308	$0

The following is a summary of delinquent loans at December 31, 2012:

			Loans				Accruing
	Loans	Loans	90 or More				Loans 90 or
	30-60 Days	61-89 Days	Days	Total Past	Current	Total	More Days
December 31, 2012 (000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Loans	Past Due
Commercial and Business Loans	$65	$0	$256	$321	$69,459	$69,780	$0
Government Program Loans	88	0	0	88	2,249	2,337	0
Total Commercial and Industrial	153	0	256	409	71,708	72,117	0

Commercial Real Estate Loans	3,152	2,130	5,328	10,610	122,989	133,599	0
Residential Mortgages	333	322	437	1,092	53,924	55,016	0
Home Improvement and Home Equity Loans	119	140	0	259	1,060	1,319	0
Total Real Estate Mortgage	3,604	2,592	5,765	11,961	177,973	189,934	0

Total RE Construction and Development Loans	0	0	0	0	90,941	90,941	0

Total Agricultural Loans	0	136	0	136	36,033	36,169	0

Consumer Loans	305	34	0	339	10,300	10,639	0
Overdraft protection Lines	0	0	0	0	90	90	0
Overdrafts	0	0	0	0	155	155	0
Total Installment	305	34	0	339	10,545	10,884	0

Commercial Lease Financing	0	0	0	0	12	12	0

Total Loans	$4,062	$2,762	$6,021	$12,845	$387,212	$400,057	$0

Nonaccrual Loans

Commercial, construction and commercial real estate loans are placed on non-accrual status under the following circumstances:

-	When there is doubt regarding the full repayment of interest and principal.

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

All other loans where principal or interest is due and unpaid for 90 days or more are placed on non-accrual and the accrual of interest for financial statement purposes is discontinued. Previously accrued but unpaid interest is reversed and charged against interest income.

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

Nonaccrual loans totaled $11.5 million and $13.4 million at March 31, 2013 and December 31, 2012, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at March 31, 2013 or December 31, 2012.
The following is a summary of nonaccrual loan balances at March 31, 2013 and December 31, 2012.

	March 31,	December 31,
	2013	2012
Commercial and Business Loans	$858	$1,093
Government Program Loans	80	88
Total Commercial and Industrial	938	1,181

Commercial Real Estate Loans	7,564	8,415
Residential Mortgages	1,378	1,834
Home Improvement and Home Equity Loans	9	10
Total Real Estate Mortgage	8,951	10,259

Total RE Construction and Development Loans	1,413	1,730

Total Agricultural Loans	136	136

Consumer Loans	107	119
Overdraft protection Lines	0	0
Overdrafts	0	0
Total Installment	107	119

Commercial lease Financing	0	0

Total Loans	$11,545	$13,425

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

A loan is not considered impaired if there is merely an insignificant delay or shortfall in the amounts of payments and the Company expects to collect all amounts due, including interest accrued, at the contractual interest rate for the period of the delay.

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

The following is a summary of impaired loans at, and for the quarter ended, March 31, 2013.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
March 31, 2013 (000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Commercial and Business Loans	$1,180	$514	$519	$1,033	$28	$1,188	$3
Government Program Loans	426	80	0	80	0	84	0
Total Commercial and Industrial	1,606	594	519	1,113	28	1,272	3

Commercial Real Estate Loans	10,455	6,002	4,272	10,274	411	10,665	32
Residential Mortgages	6,992	2,943	3,974	6,917	171	7,155	57
Home Improvement and Home Equity Loans	9	9	0	9	0	10	0
Total Real Estate Mortgage	17,456	8,954	8,246	17,200	582	17,830	89

Total RE Construction and Development Loans	1,413	1,413	0	1,413	0	1,572	0

Total Agricultural Loans	503	190	0	190	0	191	3

Consumer Loans	137	117	0	117	0	119	1
Overdraft protection Lines	0	0	0	0	0	0	0
Overdrafts	0	0	0	0	0	0	0
Total Installment/other	137	117	0	117	0	119	1

Commercial Lease Financing	0	0	0	0	0	0	0

Total Impaired Loans	$21,115	$11,268	$8,765	$20,033	$610	$20,984	$96

The following is a summary of impaired loans at, and for the year ended, December 31, 2012.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded	Interest
December 31, 2012 (000's)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Commercial and Business Loans	$1,488	$767	$576	$1,343	$37	$5,468	$26
Government Program Loans	109	88	0	88	0	147	0
Total Commercial and Industrial	1,597	855	576	1,431	37	5,615	26

Commercial Real Estate Loans	11,393	6,818	4,237	11,055	436	8,498	135
Residential Mortgages	7,461	3,726	3,666	7,392	185	4,416	251
Home Improvement and Home Equity Loans	10	10	0	10	0	21	0
Total Real Estate Mortgage	18,864	10,554	7,903	18,457	621	12,935	386

Total RE Construction and Development Loans	1,730	1,730	0	1,730	0	7,298	0

Total Agricultural Loans	504	192	0	192	0	991	50

Consumer Loans	139	121	0	121	0	200	6
Overdraft protection Lines	0	0	0	0	0	0	0
Overdrafts	0	0	0	0	0	0	0
Total Installment	139	121	0	121	0	200	6

Lease Financing	0	0	0	0	0	$0	$0

Total Impaired Loans	$22,834	$13,452	$8,479	$21,931	$658	$27,039	$468

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructurings for which the loan is performing under the current contractual terms for a reasonable period of time, income is recognized under the accrual method.

The average recorded investment in impaired loans for the quarter ended March 31, 2013 and March 31, 2012 was $21.0 million and $27.0 million

Interest income recognized on impaired loans for the quarters ended March 31, 2013 and 2012 was approximately $96,000 and $143,000 respectively.

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

The following tables illustrates TDR activity for the periods indicated:

	Three months ended
	March 31, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings

Commercial and Business Loans	0	$0	$0
Government Program Loans	0	0	0
Commercial Real Estate Term Loans	0	0	0
Single Family Residential Loans	0	0	0
Home Improvement and Home Equity Loans	0	0	0
RE Construction and Development Loans	11	729	729
Agricultural Loans	0	0	0
Consumer Loans	0	0	0
Overdraft protection Lines	0	0	0
Commercial Lease Financing	0	0	0
Total Loans	11	$729	$729

	Three months ended
	March 31, 2013
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that Defaulted

Commercial and Business Loans	0	$0
Government Program Loans	0	0
Commercial Real Estate Term Loans	1	106
Single Family Residential Loans	0	0
Home Improvement and Home Equity Loans	0	0
RE Construction and Development Loans	0	0
Agricultural Loans	0	0
Consumer Loans	0	0
Overdraft protection Lines	0	0
Commercial Lease Financing	0	0
Total Loans	1	$106

	Three Months Ended
	March 31, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings

Commercial and Business Loans	0	$0	$0
Government Program Loans	0	0	0
Commercial Real Estate Term Loans	4	1,318	1,310
Single Family Residential Loans	0	0	0
Home Improvement and Home Equity Loans	0	0	0
RE Construction and Development Loans	0	0	0
Agricultural Loans	0	0	0
Consumer Loans	0	0	0
Overdraft protection Lines	0	0	0
Commercial Lease Financing	0	0	0
Total Loans	4	$1,318	$1,318

	Three Months Ended
	March 31, 2012
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings that Defaulted

Commercial and Business Loans	0	$0
Government Program Loans	0	0
Commercial Real Estate Term Loans	0	0
Single Family Residential Loans	0	0
Home Improvement and Home Equity Loans	0	0
RE Construction and Development Loans	0	0
Agricultural Loans	0	0
Consumer Loans	0	0
Overdraft protection Lines	0	0
Commercial Lease Financing	0	0
Total Loans	0	$0

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At March 31, 2013, the Company had 55 restructured loans totaling $14.9 million as compared to 58 restructured loans totaling $16.8 million at December 31, 2012.

The following tables summarize TDR activity by loan category for the three months ended March 31, 2013.

Three months ended March 31 ,2013	Commercial				RE
	and	Commercial	Residential	Home	Construction		Installment	Lease
	Industrial	Real Estate	Mortgages	Equity	Development	Agricultural	& Other	Financing	Total
Beginning balance	$990	$5,395	$7,289	$10	$2,860	$191	$38	$0	$16,773

Defaults	0	(106)	0	0	0	0	0	0	(106)
Additions	0	0	0	0	729	0	0	0	729

Principal reductions	(113)	(1,031)	(388)	(1)	(928)	(1)	0	0	(2,462)

Ending balance	$877	$4,258	$6,901	$9	$2,661	$190	$38	$0	$14,934

Allowance for loan loss	$25	$411	$171	$0	$6	$0	$0	$0	$607

The following tables summarize TDR activity by loan category for the three months ended March 31, 2012.

Three months ended March 31, 2012	Commercial				RE
	and	Commercial	Residential	Home	Construction		Installment	Lease
	Industrial	Real Estate	Mortgages	Equity	Development	Agricultural	& Other	Financing	Total
Beginning balance	$2,618	$6,850	$3,477	$37	$6,034	$0	$34	$0	$19,050

Defaults	0	0	0	0	0	0	0	0	0
Additions	0	983	327	0	0	58	0	0	1,368

Principal reductions	(149)	(1,420)	(16)	(1)	(1,070)	0	(2)	0	(2,658)

Ending balance	$2,469	$6,413	$3,788	$36	$4,964	$58	$32	$0	$17,760

Allowance for loan loss	$109	$271	$158	$1	$15	$0	$0	$0	$554

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

Borrower Rating:

The borrower rating is a measure of loss possibility based on the historical, current and anticipated financial characteristics of the borrower in the current risk environment. To determine the rating, the Company considers at least the following factors:

-	Quality of management
-	Liquidity
-	Leverage/capitalization
-	Profit margins/earnings trend
-	Adequacy of financial records
-	Alternative funding sources
-	Geographic risk
-	Industry risk
-	Cash flow risk
-	Accounting practices
-	Asset protect ion
-	Extraordinary risks

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

The Company did not carry any loans graded as loss at March 31, 2013 or December 31, 2012.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for March 31, 2013 and December 31, 2012:

			RE
March 31, 2013	Commercial		Construction
(000's)	and Industrial	Commercial RE	and Development	Agricultural	Total
Grades 1and 2	$827	$0	$0	$20	$847
Grade 3	4,850	5,892	846	0	11,588
Grades 4 and 5 – pass	67,596	123,424	66,084	30,809	287,913
Grade 6 – special mention	2,468	0	139	0	2,607
Grade 7 – substandard	937	12,879	14,554	136	28,506
Grade 8 – doubtful	0	0	0	0	0
Total	$76,678	$142,195	$81,623	$30,965	$331,461

			RE
December 31, 2012	Commercial		Construction
(000's)	and Industrial	Commercial RE	and Development	Agricultural	Total
Grades 1and 2	$825	$0	$0	$60	$885
Grade 3	2,071	5,947	856	0	8,874
Grades 4 and 5 – pass	66,098	116,606	75,191	35,973	293,868
Grade 6 – special mention	1,867	0	141	0	2,008
Grade 7 – substandard	1,256	11,046	14,753	136	27,191
Grade 8 – doubtful
Total	$72,117	$133,599	$90,941	$36,169	$332,826

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogenous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogenous loans for March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
		Home Improvement				Home Improvement
(000's)	Residential Mortgages	and Home Equity	Installment	Total	Residential Mortgages	and Home Equity	Installment	Total
Not graded	$30,491	$1,261	$9,552	$41,304	30,727	1,309	9,221	41,257
Pass	20,477	0	1,543	22,020	20,572	0	1,422	21,994
Special Mention	904	0	84	988	909	0	49	958
Substandard	2,351	9	175	2,535	2,808	10	192	3,010
Total	$54,223	$1,270	$11,354	$66,847	55,016	1,319	10,884	67,219

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

Residential mortgages – This segment is considered to have low risk factors both from the Company and peer statistics. These loans are secured by first deeds of trust. The losses experienced over the past twelve quarters are isolated to approximately seven loans and are generally the result of short sales.

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

The following summarizes the activity in the allowance for credit losses by loan category for the three months ended March 31, 2013.

	Commercial	Real	RE			Commercial
Three Months Ended	and	Estate	Construction		Installment	Lease
March 31, 2013 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$1,614	$1,292	$2,814	$352	$288	$1	$5,423	$11,784
Provision for credit losses	122	31	(1,009)	(74)	(62)	(1)	984	(9)

Charge-offs	(290)	(123)	0	0	(3)	0	0	(416)
Recoveries	16	1	0	0	27	0	0	44
Net charge-offs	(274)	(122)	0	0	24	0	0	(372)

Ending balance	$1,462	$1,201	$1,805	$278	$250	$0	$6,407	$11,403
Period-end amount allocated to:
Loans individually evaluated for impairment	$28	$582	$0	$0	$0	$0	$0	$610
Loans collectively evaluated for impairment	1,434	619	1,805	278	250	0	6,407	10,793
Ending balance	$1,462	$1,201	$1,805	$278	$250	$0	$6,407	$11,403

The following summarizes the activity in the allowance for credit losses by loan category for the three months ended March 31, 2012.
	Commercial	Real	RE			Commercial
Three Months Ended	and	Estate	Construction		Installment	Lease
March 31, 2012 (in 000's)	Industrial	Mortgage	Development	Agricultural	& Other	Financing	Unallocated	Total
Beginning balance	$4,782	$2,070	$5,634	$803	$117	$1	$241	$13,648
Provision for credit losses	(881)	98	(45)	481	(41)	0	390	2

Charge-offs	(617)	(33)	0	0	(2)	0		(652)
Recoveries	38	1	0	0	13	0		52
Net charge-offs	(579)	(32)	0	0	11	0	0	(600)

Ending balance	$3,322	$2,136	$5,589	$1,284	$87	$1	$631	$13,050
Period-end amount allocated to:
Loans individually evaluated for impairment	$109	$741	$0	$1,006	$0	$0	$0	$1,856
Loans collectively evaluated for impairment	3,213	1,395	5,589	278	87	1	631	11,194
Ending balance	$3,322	$2,136	$5,589	$1,284	$87	$1	$631	$13,050

The following summarizes information with respect to the loan balances at March 31, 2013 and December 31, 2012.

	March 31, 2013			December 31, 2012
	Loans	Loans		Loans	Loans
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Total	Evaluated	Evaluated	Total
(000's)	for Impairment	for Impairment	Loans	for Impairment	for Impairment	Loans
Commercial and Business Loans	$1,033	$73,062	$74,095	$1,343	$68,437	$69,780
Government Program Loans	80	2,503	2,583	88	2,249	2,337
Total Commercial and Industrial	1,113	75,565	76,678	1,431	70,686	72,117

Commercial Real Estate Loans	10,274	131,921	142,195	11,055	122,544	133,599
Residential Mortgage Loans	6,917	47,306	54,223	7,392	47,624	55,016
Home Improvement and Home Equity Loans	9	1,261	1,270	10	1,309	1,319
Total Real Estate Mortgage	17,200	180,488	197,688	18,457	171,477	189,934

Total RE Construction and Development Loans	1,413	80,210	81,623	1,730	89,211	90,941

Total Agricultural Loans	190	30,775	30,965	192	35,977	36,169

Total Installment Loans	117	11,237	11,354	121	10,763	10,884

Commercial Lease Financing	0	0	0	0	12	12

Total Loans	$20,033	$378,275	$398,308	$21,931	$378,126	$400,057

4.	Deposits

Deposits include the following:

	March 31, December 31,
(In thousands)	2013	2012
Noninterest-bearing deposits	$211,961	$217,014
Interest-bearing deposits:
NOW and money market accounts	198,533	203,771
Savings accounts	42,808	43,117
Time deposits:
Under $100,000	32,344	32,532
$100,000 and over	64,173	66,853
Total interest-bearing deposits	337,858	346,273
Total deposits	$549,819	$563,287

Total brokered deposits included in time deposits above	$16,663	$17,984

5.	Short-term Borrowings/Other Borrowings

At  March 31, 2013, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $224.4 million, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $11.3 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. There are currently no restrictions on these lines of credit, although under the current Written Agreement with the Federal Reserve, the Bank’s liquidity position as well as its use of borrowing lines is monitored closely. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB lines of credit are collateralized by investment securities, while lines of credit with the Federal Reserve Bank are collateralized by certain qualifying loans. As of March 31, 2013, $11.9 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $330.7 million in qualifying loans were pledged at March 31, 2013 as collateral for borrowing lines with the Federal Reserve Bank. At March 31, 2013, the Company had no outstanding borrowings.

At December 31, 2012, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco and other correspondent banks aggregating $250.1 million, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $17.6 million. At December 31, 2012, the Company had no outstanding borrowing balances. The weighted average cost of borrowings for the year ended December 31, 2012 was 0.73%. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2012, $18.5 million in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $346.9 million in real estate-secured loans were pledged at December 31, 2012, as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $232.5 million. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

6.	Supplemental Cash Flow Disclosures

	Three months ended March 31,
(In thousands)	2013	2012
Cash paid during the period for:
Interest	$465	$546
Income Taxes	$0	$0
Noncash investing activities:
Loans transferred to foreclosed assets	$437	$0

7.	Common Stock Dividend

On March 26, 2013, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of April 12, 2013, 142,157 additional shares were issued to shareholders on April 24, 2013. Because the stock dividend was considered a “small stock dividend,” approximately $619,000 was transferred from retained earnings to common stock based upon the $4.35 closing price of the Company’s common stock on the declaration date of March 26, 2013. There were no fractional shares paid. Except for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

8.	Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Quarter Ended March 31,
	2013	2012
Net income available to common shareholders (in thousands)	$1,075	$1,051

Weighted average shares issued	14,359,460	14,221,990
Add: dilutive effect of stock options	1,443	0
Weighted average shares outstanding adjusted for potential dilution	14,360,903	14,221,990

Basic earnings per share	$0.07	$0.07
Diluted earnings per share	$0.07	$0.07
Anti-dilutive stock options excluded from earnings per share calculation	187,000	163,000

9.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At March 31, 2013 and December 31, 2012, the Company had a recorded valuation allowance of $2.7 million. The Company performs an analysis of the valuation allowance considering both tax planning strategies and future earnings as a basis for utilizing the deferred tax assets. The tax planning strategies include the sale of certain bank premise and the surrender of Bank Owned Life Insurance. In its review of a requirement for a valuation allowance, the Company identifies both positive and negative evidence to determine whether a valuation allowance is required. Negative evidence would include pretax losses recorded during each of the last three calendar years. These losses were the result of the severe economic downturn that began in 2008 resulting in substantial increases in the provision for loan losses as well as impairment losses related to other real estate owned through foreclosure, goodwill, and private label residential mortgage obligations. At December 31, 2012, the Company performed an analysis of future projected earnings to provide positive evidence that sufficient earnings would be generated to utilize the deferred tax assets. Underlying assumptions included continued reductions in nonperforming assets and general improvements in the economy, resulting in reduced provisions for loans losses and impairment charges, as well as reductions in expenses related to other real estate owned. Based upon this analysis, the Company has concluded that the valuation allowance of $2.7 million at March 31, 2013 and December 31, 2012 is reasonable.

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

At March 31, 2013 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument, adjusted for deferrals of interest payments per the Company’s election at September 30, 2009. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 7.06% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions.

The fair value calculation performed at March 31, 2013 resulted in a pretax loss adjustment of $557,000 ($328,000, net of tax) for the quarter ended March 31, 2013 and a cumulative pretax loss adjustment of $2.8 million ($1.7 million net of tax). The previous year’s fair value calculation performed at March 31, 2012 resulted in pretax gain adjustment of 477,000 ($280,000, net of tax) for the quarter ended March 31, 2012.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

March 31, 2013
			Quoted Prices	Significant
			In Active	Other	Significant
		Estimated	Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$136,450	$136,450	$136,450
Interest-bearing deposits	1,509	1,509		1,509
Investment securities	27,889	27,889	11,954	15,935
Loans	386,918	396,521			396,521
Cash surrender value of life insurance	16,809	16,809			16,809
Accrued interest receivable	1,605	1,605		1,605
Financial Liabilities:
Deposits:
Noninterest-bearing	211,961	204,016	204,016
NOW and money market	198,533	200,265	200,265
Savings	42,808	41,693	41,693
Time Deposits	96,517	96,698			96,698
Total Deposits	549,819	542,672	445,974		96,698
Junior Subordinated Debt	10,685	10,685			10,685
Accrued interest payable	77	77		77
Commitments to extend credit	--	--	--	--	--
Standby letters of credit	--	--	--	--	--

December 31, 2012
			Quoted Prices	Significant
			In Active	Other	Significant
		Estimated	Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
(In thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$141,627	$141,627	$141,627
Interest-bearing deposits	1,507	1,507		1,507
Investment securities	31,844	31,844	13,593	18,251
Loans	388,249	386,836			386,836
Cash surrender value of life insurance	16,681	16,681			16,681
Accrued interest receivable	1,694	1,694		1,694
Financial Liabilities:
Deposits:
Noninterest-bearing	217,014	217,014	217,014
NOW and money market	203,771	203,569	203,569
Savings	43,117	41,998	41,998
Time Deposits	99,385	99,529			99,529
Total Deposits	563,287	562,110	462,581		99,529
Junior Subordinated Debt	10,068	10,068			10,068
Accrued interest payable	71	71		71
Commitments to extend credit	--	--	--	--	--
Standby letters of credit	--	--	--	--	--

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain investments securities, certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no significant transfers in or out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2013.

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

Deposits – In accordance with authoritative accounting guidance, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at March 31, 2013 and December 31, 2012 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed under authoritative accounting guidance. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a discounted cash flows model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company used characteristics that market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the three month period ended March 31, 2013, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of theses inputs, due primarily to the current economic environment, require the junior subordinated debt to be classified as a Level 3 fair value.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-balance sheet instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at March 31, 2013 and December 31, 2012.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheet and results of operations.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2013:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Subordinated Debt	Discounted cash flow	Discount Rate	7.06%

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of March 31, 2013 (in 000’s):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
AFS Securities (2):
U.S. government agencies	20,888	8,021	12,867
U.S. government agency CMO’s	3,068		3,068
Mutual Funds	3,933	3,933
Total AFS securities	27,889	11,954	15,935	0
Impaired loans (1):
Commercial and industrial	519			519
Real estate mortgage	8,246			8,246
RE construction & development	0			0
Agricultural	0			0
Installment/Other	0			0
Total impaired loans	8,765	0	0	8,765
Other real estate owned (1)	21,958			21,958
Total	$58,612	$11,954	$15,935	$30,723

		Quoted Pricesin Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt (2)	$10,685			$10,685
Total	$10,685			$10,685

(1)	Nonrecurring
(2)	Recurring

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2012 (in 000’s):

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Assets (000's)	2012	(Level 1)	(Level 2)	(Level 3)
AFS Securities:
U.S Govt agencies	24,366	9,632	14,734
U.S Govt collateralized mortgage obligations	3,517		3,517
Mutual Funds	3,961	3,961
Total AFS securities	31,844	13,593	18,251	0
Impaired Loans (1):
Commercial and industrial	576			576
Real estate mortgage	7,903			7,903
RE construction & development	0			0
Agricultural	0			0
Installment/Other	0			0
Total impaired loans	8,479	0	0	8,479
Other real estate owned (1)	23,932			23,932
Total	$64,255	$13,593	$18,251	$32,411

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description of Liabilities (000's)	2012	(Level 1)	(Level 2)	(Level 3)
Junior subordinated debt (2)	10,068			10,068
Total	10,068			10,068

(1)	Nonrecurring
(2)	Recurring

The Company recorded an impairment loss of $118,000 on other real estate owned during the three months ended March 31, 2013. There were no fair value impairment adjustments for the nonrecurring fair value measurements performed during the three months ended March 31, 2012.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2013 and 2012 (in 000’s):

	March 31, 2013	March 31, 2012
Reconciliation of Assets:	Private label mortgage-backed securities	Private label mortgage-backed securities
Beginning balance	$0	$7,972
Total gains or (losses) included in earnings	0	594
Total gains or (losses) included in other comprehensive income	0	0
Transfers in and/or out of Level 3	0	0
Ending balance	$0	$8,566

The amount of total gains or (losses) for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$0	$594

	March 31, 2013	March 31, 2012
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$10,068	$9,027
Total losses (gains) included in earnings (or changes in net assets)	557	477
Transfers in and/or (out) of Level 3	60	63
Ending balance	$10,685	$9,567
The amount of total losses (gains) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$557	$477

12.	Goodwill and Intangible Assets

At March 31, 2013 and December 31, 2012 the Company had goodwill, core deposit intangibles, and other identified intangible assets which were recorded in connection with various business combinations and purchases. The following table summarizes the carrying value of those assets at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Goodwill	$4,488	$4,488
Core deposit intangible assets	202	249
Total goodwill and intangible assets	$4,690	$4,737

Core deposit intangibles are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007 and totaled approximately $2.9 million at March 31, 2013. Annually, the Company conducts its impairment testing of the goodwill related to the Campbell reporting unit. Impairment testing for goodwill is a two-step process.

The first step in impairment testing is to identify potential impairment, which involves determining and comparing the fair value of the operating unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of possible impairment and the second step is performed to determine the amount of the impairment, if any. The fair value determined in the step one testing is determined based on a discounted cash flow methodology using estimated market discount rates and projections of future cash flows for the Campbell reporting unit.  In addition to projected cash flows, the Company also utilizes other market metrics including industry multiples of earnings and price-to-book ratios to estimate what a market participant would pay for the operating unit in the current business environment. Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes is discount rates, competitive forces within the industry, and other specific industry and market valuation conditions. If at the conclusion of the step 1 analysis, the Company concludes that the potential for goodwill impairment exists, step-two testing will be required to determine goodwill impairment and the amount of goodwill that might be impaired, if any. The second step in impairment analysis compares the fair value of the Campbell reporting unit to the aggregate fair values of its individual assets, liabilities and identified intangibles. Based on the results of the first step of the impairment analysis at March 31, 2013, the Company concluded that that the fair value of the reporting unit exceeds it carrying value. Therefore, goodwill was not impaired.

Core Deposit Intangibles: The core deposit intangible asset related to the Legacy Bank Merger, which totaled $3.0 million at the time of merger, was amortized over an estimated life of approximately seven years. At March 31, 2013, there was no remaining carrying value of the core deposit intangible related to the Legacy Bank merger. The Company recognized no amortization expense related to the Legacy operating unit during the three months ended March 31, 2013. The Company recognized $12,000 in amortization expense related to the Legacy operating unit during the three months ended March 31, 2012. At March 31, 2013, there was $202,000 in remaining carrying value of core deposit intangible related to the Taft branch acquisitions completed in April 2004.

During the impairment analysis performed as of March 31, 2012, it was determined that the original deposits purchased from Legacy Bank during February 2007 had declined faster than originally anticipated. As a result of increased deposit runoff, particularly in noninterest-bearing checking accounts and savings accounts, the estimated value of the Campbell core deposit intangible was determined to be $226,000 at March 31, 2012 rather than the pre-adjustment carrying value of $262,000. As a result of the impairment analysis, the Company recorded a pre-tax impairment loss of $36,000 ($21,000, net of tax) reflected as a component of noninterest expense for the three months ended March 31, 2012.  The Company did not record an impairment loss for the three months ended March 31, 2013.

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

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) competitive pressures in the banking industry and changes in the regulatory environment; ii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; iv) credit quality deterioration that could cause an increase in the provision for loan losses; v) Asset/Liability matching risks and liquidity risks; volatility and devaluation in the securities markets, vi) failure to comply with the regulatory agreements under which the Company is subject, vii) expected cost savings from recent acquisitions are not realized, and, viii) potential impairment of goodwill and other intangible assets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact the results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth. Net interest income before provision for credit losses has decreased between three months ended March 31, 2013 and March 31, 2012, totaling $5.3 million for the three months ended March 31, 2013 as compared to $6.1 million for the three months ended March 31, 2012. The decrease in net interest income between 2012 and 2013 was primarily the result of a shift in the mix as well as a decline in the yield on interest-earning assets which outweighed the decrease in the Company’s cost of funding between the two periods.

Average interest-earning assets increased approximately $13.4 million between the three month periods ended March 31, 2013 and March 31, 2012. Components of the $13.4 million increase in average earning assets between 2012 and 2013 included a decrease of $6.2 million in loans and a $6.9 million decrease in investment securities. More than offsetting these decreases between the three-month comparative periods was an increase of 27.5 million in overnight funds sold to the Federal Reserve Bank. During the past year, the Company’s cost of interest-bearing liabilities have continued to decline, with the average cost of interest-bearing liabilities dropping from 0.64% during the three months ended March 31, 2012, to 0.54% during the three months ended March 31, 2013.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average	YTD Average	YTD Average
	3/31/13	12/31/12	3/31/12
Loans and Leases	72.76%	74.20%	75.78%
Investment securities available for sale	5.69%	7.30%	7.14%
Interest-bearing deposits in other banks	0.28%	0.35%	0.47%
Interest-bearing deposits in FRB	21.27%	18.15%	16.61%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	15.03%	14.44%	14.34%
Money market accounts	41.87%	37.39%	35.08%
Savings accounts	12.30%	11.99%	11.85%
Time deposits	27.92%	33.44%	36.25%
Other borrowings	0.00%	0.00%	0.00%
Subordinated debentures	2.88%	2.74%	2.48%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

The residential real estate markets in the five county region from Merced to Kern showed signs of improvement during 2012 and those trends continued into the first quarter of  2013. The severe declines in residential construction and home prices that began in 2008 continue to show signs of easing and reversing direction. The sustained period of double-digit price declines from 2008 – 2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, a primary focus is reduction of nonperforming assets while providing customers options to work through this difficult economic period. Options include combinations of rate and term concessions, as well as forbearance agreements with borrowers. Median sales prices improved in the five county region from Merced to Kern between March 2012 to March 2013. Total nonperforming loans decreased during the three months ended March 31, 2013, totaling $21.9 million at March 31, 2013 compared to $23.1 million reported at December 31, 2012.

As a result of the weak economy, the Company has experienced declines in the loan portfolio between 2012 and 2013. During the three months ended March 31, 2013, the Company experienced increases in commercial and industrial and real estate mortgage loans, but experienced decreases in real estate construction development and agricultural loan categories. Loans decreased $1.7 million between December 31, 2012 and March 31, 2013, and increased $556,000 between March 31, 2012 and March 31, 2013. Commercial and industrial loans increased $4.6 million between December 31, 2012 and March 31, 2013 and decreased $19.0 million between March 31, 2012 and March 31, 2013. Real estate mortgage loans increased $7.8 million between December 31, 2012 and March 31, 2013, and $22.0 million between March 31, 2012 and March 31, 2013. Agricultural loans decreased $5.2 million between December 31, 2012 and March 31, 2013 and $10.3 million between March 31, 2012 and March 31, 2013.  Commercial real estate loans (a component of real estate mortgage loans) have remained as a significant percentage of total loans over the past year, amounting to 35.7%, 33.4%, and 33.2%, of the total loan portfolio at March 31, 2013, December 31, 2012, and March 31, 2012, respectively. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $54.2 million or 13.6% of the portfolio at March 31, 2013, $55.0 million, or 13.8% of the portfolio at December 31, 2012, and $41.9 million or 10.5% of the portfolio at March 31, 2012. Loan participations purchased have decreased from $2.2 million or .0.5% of the portfolio at March 31, 2012, to $33,000 or 0.01% of the portfolio at December 31, 2012, to $32,000 or less than ..01% of the portfolio at March 31, 2013. Loan participations sold increased from $13.0 million or 3.3% of the portfolio at March 31, 2012, to $13.6 million or 3.4% of the portfolio at December 31, 2012, compared to $31.7 million, or 3.5%, at March 31, 2013.

Alhough market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped maintain adequate margins. The Company’s net interest margin decreased to 3.94% for the three months ended March 31, 2013, when compared to 4.63% for the three months ended March 31, 2012. The net interest margin has also been impacted by a decline in loans, the Company’s highest yielding asset, which has been partially offset by an increase in overnight investments with the Federal Reserve Bank, a much lower yielding asset. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. Loans yielded 5.63% during the three months ended March 31, 2013, as compared to 6.07% for the three months ended March 31, 2012.  The decrease in the Company’s cost of funds over the past year has mitigated the impact of declining yields on earning assets. The Company’s average cost of funds was 0.54% for the three months ended March 31, 2013 as compared to 0.64% for the three months ended March 31, 2012. Although the Company does not intend to increase its current level of brokered deposits, and in fact as a result of the 2010 Agreement with the Federal Reserve Bank and Order with the California Department of Financial Institutions, continues to systematically reduce brokered deposit levels as they mature in the future, the $16.7 million in brokered deposits at March 31, 2013 continues to provide the Company with a low-cost source of deposits. The Company will continue to utilize these funding sources when required to maintain prudent liquidity levels, while seeking to increase core deposits when possible.

Total noninterest income of $1.5 million reported for the three months ended March 31, 2013 increased $648,000 or 72.3% as compared to the three months ended March 31, 2012. Noninterest income continues to be driven by customer service fees, which totaled $779,000 for the three months ended March 31, 2013, however the increase in noninterest income between the three months ended March 31, 2013 and March 31, 2012, was primarily the result of increases of $1.0 million in the gain on sale of other real estate owned, offset by an increase of $80,000 in losses recognized on the fair value of financial liabilities.

Noninterest expense decreased approximately $390,000 or 7.1% between the three months ended March 31, 2012 and March 31, 2013. Decreases experienced during the three months ended March 31, 2013 were primarily the result of decreased OREO expenses.

Effective March 31, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Company deferred interest payments on the Company's $15.0 million of junior subordinated debentures relating to its trust preferred securities. This was the result of regulatory restraints which have precluded the Bank from paying dividends to the Holding Company. The Agreement with the Federal Reserve Bank entered into during March 2010 specifically prohibits the Company and the Bank from making any payments on the junior subordinated debt without prior approval of the Federal Reserve Bank. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals are elected, the Company will continue to record interest expense associated with the debentures. Upon the expiration of the deferral period, all accrued and unpaid interest will be due and payable. Under the terms of the debenture, the Company is precluded from paying cash dividends to shareholders or repurchasing its stock during the deferral period.

The Company has not paid any cash dividends on its common stock since the second quarter of 2008 and does not expect to resume cash dividends on its common stock for the foreseeable future. Because the Company has elected to defer the quarterly payments of interest on its junior subordinated debentures issued in connection with the trust preferred securities as discussed above, the Company is prohibited under the subordinated debenture agreement from paying cash dividends on its common stock during the deferral period. In addition, pursuant to the Agreement entered into with the Federal Reserve Bank during March of 2010, the Company and the Bank are precluded from paying cash dividends without prior consent of the Federal Reserve Bank.  On March 26, 2013 the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of April 12, 2013, an additional 142,157 shares were issued to shareholders.

For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the three months ended March 31, 2013. Total assets decreased approximately $12.3 million during the three months ended March 31, 2013, including a decrease of $1.7 million in loans, a decrease of $5.2 million in cash and cash equivalents, and a decrease of $2.0 million in OREO. Total deposits decreased $13.5 million, including decreases of $5.5 million in savings and NOW and money market accounts , $5.1 million in noninterest-bearing deposits and $2.9 million in time deposits during the three months ended March 31, 2013. Average loans comprised approximately 72.8% and 75.8% of overall average earning assets during the three months ended March 31, 2013 and March 31, 2012, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, remained high during the three months ended March 31, 2013, but decreased $3.2 million from a balance of $47.1 million at December 31, 2012 to a balance of $43.8 million at March 31, 2013. Nonaccrual loans totaling $11.4 million at March 31, 2013, decreased $1.9 million from the balance of $13.4 million reported at December 31, 2012. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $1.4 million during the three months ended March 31, 2013 with a balance of $20.0 million at March 31, 2013. Other real estate owned through foreclosure decreased $2.0 million between December 31, 2012 and March 31, 2013 as a result of the sale of various properties. As a result of the related events, nonperforming assets as a percentage of total assets decreased from 7.25% at December 31, 2012 to 6.89% at March 31, 2013.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for loan and lease losses and provision for credit losses for the periods shown.

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Provision for credit losses during period	$(9)	$1,019	$2
Allowance as % of nonperforming loans	53.64%	50.92%	43.17%

Nonperforming loans as % total loans	5.34%	5.78%	7.60%
Restructured loans as % total loans	3.59%	4.19%	4.46%

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Restructured loans were comprised of 55 loans totaling $14.9 million at March 31, 2013, compared to 58 loans totaling $16.8 million at December 31, 2012.

The Company recorded a negative provision of $9,000 to the allowance for credit losses during the three months ended March 31, 2013 as compared to a provision of $2,000 for the three months ended March 31, 2012. Net loan and lease charge-offs during the three months ended March 31, 2013 totaled $372,000 as compared to $600,000 for the three months ended March 31, 2012. The Company charged-off, or had partial charge-offs on, approximately 5 loans during each of the three months ended March 31, 2013 and March 31, 2012, and 26 loans during year ended December 31, 2012. The annualized percentage charge-offs to average loans were 0.38% and 0.60% for the three months ended March 31, 2013 and 2012, respectively, as compared to 0.74% for the year ended December 31, 2012.

Deposits decreased by $13.5 million during the three months ended March 31, 2013, with decreases experienced in all deposit categories, but primarily within non interest bearing deposits as well as NOW and money market accounts. The Company continues to reduce its reliance on brokered deposits and other wholesale funding sources, while maintaining sufficient liquidity.

Brokered deposits have provided the Company a relatively inexpensive funding source over the past several years totaling 16.7 million or 3.0% of total deposits at March 31, 2013, as compared to $18.0 million or 3.2% of total deposits at December 31, 2012, and $33.7 million or 6.2% of total deposits at March 31, 2012. Brokered deposits and other wholesale funding sources were used to some degree to fund loan growth in 2007 and 2008, but the current state of the economy and the financial condition of the Company have made it increasingly important to continue to develop core deposits and reduce the Company’s dependence on brokered and other wholesale funding sources, including lines of credit with the Federal Reserve Bank and the FHLB. The Company continues its efforts to develop core deposit growth with employee training throughout the entire organization and a deposit-gathering program that incents employees to bring in new deposits from our local market area and establish more extensive relationships with our customers. As part of its liquidity position improvement plan resulting from the formal agreement with the Federal Reserve Bank issued in March 2010, the Company has reduced its reliance on brokered deposits in order to achieve levels more comparable with peers. The Company will seek to continue replacing maturing brokered deposits with core deposits, but may also control loan growth to help achieve that objective.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have remained low during the first three months of 2013. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.29% at March 31, 2013 as compared to 1.89% at December 31, 2012. Pursuant to fair value accounting guidance, the Company has recorded $557,000 in pretax fair value loss on its junior subordinated debt during the quarter ended March 31, 2013, bringing the total cumulative gain recorded on the debt to $5.7 million at March 31, 2013.

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

Results of Operations

For the quarters ended March 31, 2013 and 2012, the Company reported net income of $1.1 million or $0.07 per share ($0.07 diluted).
The Company’s return on average assets was 0.68% for the three months ended March 31, 2013 as compared to 0.67% for the three months ended March 31, 2012. The Bank’s return on average equity was 6.20% for the three months ended March 31, 2013 as compared to 6.69% for the three months ended March 31, 2012.

Net Interest Income

Net interest income before provision for credit losses totaled $5.3 million for the three months ended March 31, 2013, representing a decrease of $819,000, or 13.5% when compared to the $6.1 million reported for the same three months of the previous year.

The Company’s year-to-date net interest margin, as shown in Table 1, decreased to 3.94% at March 31, 2013 from 4.63% at March 31, 2012, a decrease of 69 basis points (100 basis points = 1%) between the two periods. While average market rates of interest have remained level between the three-month periods ended March 31, 2013 and 2012 (the Prime rate averaged 3.25% during both periods), the decrease in the Company’s yield on loans and investment securities negatively impacted the net margin between the two three-month periods.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three months ended March 31, 2013 and 2012

		2013			2012
(dollars in thousands)	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans and leases (1)	$394,061	$5,466	5.63%	$400,252	$6,041	6.07%
Investment Securities – taxable	30,818	198	2.61%	37,722	520	5.54%
Interest-bearing deposits in other banks	1,508	2	0.54%	2,503	10	1.61%
Interest-bearing deposits in FRB	115,186	65	0.23%	87,732	51	0.23%
Total interest-earning assets	541,573	$5,731	4.29%	528,209	$6,622	5.04%
Allowance for credit losses	(11,758)			(13,613)
Noninterest-earning assets:
Cash and due from banks	23,012			23,203
Premises and equipment, net	12,177			12,800
Accrued interest receivable	1,317			1,641
Other real estate owned	23,364			26,694
Other assets	48,487			38,582
Total average assets	$638,172			$617,516
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$52,684	$15	0.12%	$48,691	$21	0.17%
Money market accounts	146,787	211	0.58%	119,150	188	0.63%
Savings accounts	43,101	23	0.22%	40,258	30	0.30%
Time deposits	97,871	162	0.67%	123,126	239	0.78%
Other borrowings	0	0	0.00%	0	1	0.00%
Junior subordinated debentures	10,096	60	2.41%	8,404	64	3.06%
Total interest-bearing liabilities	350,539	$471	0.54%	339,629	$543	0.64%
Noninterest-bearing liabilities:
Noninterest-bearing checking	211,476			220,103
Accrued interest payable	111			135
Other liabilities	5,799			6,156
Total Liabilities	567,925			566,023

Total shareholders' equity	70,247			51,493
Total average liabilities and shareholders' equity	$638,172			$617,516
Interest income as a percentage of average earning assets			4.29%			5.04%
Interest expense as a percentage of average earning assets			0.35%			0.41%
Net interest margin			3.94%			4.63%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $8,000 and $159,000 for the three months ended March 31, 2013 and 2012, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the three months ended
	March 31, 2013 compared to March 31, 2012
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	(575)	$(475)	(100)
Investment securities available for sale	(322)	(239)	(83)
Interest-bearing deposits in other banks	(8)	(8)	0
Interest-bearing deposits in FRB	14	(1)	15
Total interest income	(891)	(723)	(168)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	17	(19)	36
Savings and money market accounts	(7)	(9)	2
Time deposits	(77)	(31)	(46)
Other borrowings	(1)	0	(1)
Subordinated debentures	(4)	(15)	11
Total interest expense	(72)	(74)	2
Increase (decrease) in net interest income	$(819)	$(649)	$(170)

For the three months ended March 31, 2013, total interest income decreased approximately $891,000 or 13.5% as compared to the three-month period ended March 31, 2012. Earning asset volumes decreased in all earning-asset categories except interest bearing deposits with the FRB between the two three month periods with the largest decrease experienced in loans, which on average decreased $6.2 million between the two three-month periods. The average rates on loans decreased 44 basis points between the two three-month periods, and the average rate on investment securities decreased approximately 293 basis points during the three months ended March 31, 2013 as compared to the same period of 2012.  The decrease in the average rate on investment securities is a result of the sale of  $7.5 million in impaired residential mortgage obligations during the fourth quarter of 2012.

For the three months ended March 31, 2013, total interest expense decreased approximately $72,000, or 13.3% as compared to the three-month period ended March 31, 2012. Between those two periods, average interest-bearing liabilities increased by $10.9 million, while the average rates paid on these liabilities decreased by 10 basis points.

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the three months ended March 31, 2013, the provision to the allowance for credit losses amounted to ($9,000) as compared to $2,000 for the three months ended March 31, 2012. The amount provided to the allowance for credit losses during the first three months of 2013 brought the allowance to 2.86% of net outstanding loan balances at March 31, 2013, as compared to 2.95% of net outstanding loan balances at December 31, 2012, and 3.29% at March 31, 2012.

Noninterest Income

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012:

(In thousands)	2013	2012	Amount of Change	Percent Change
Customer service fees	$779	$903	$(124)	-13.73%
Increase in cash surrender value of BOLI	137	137	0	0.00%
Gain on sale of OREO	1,025	63	962	1,526.98%
Loss on fair value of financial liabilities	(557)	(477)	(80)	-16.77%
Other	160	270	(110)	-40.74%
Total noninterest income	$1,544	$896	$648	72.32%

Noninterest income for the three months ended March 31, 2013 increased $648,000 or 72.3% when compared to the same three month period of 2012. Customer service fees, the primary component of noninterest income, decreased $124,000 or 13.7% between the two three-month periods presented. The increase in noninterest income of $648,000 between the two three-month periods includes increases in the gain on sale OREO of $962,000, offset by smaller decreases in customer service fees and other income.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012:

Table 4. Changes in Noninterest Expense

(In thousands)	2013	2012	Amount of Change	Percent Change
Salaries and employee benefits	$2,361	$2,423	$(62)	-2.56%
Occupancy expense	905	764	141	18.46%
Data processing	60	18	42	233.33%
Professional fees	445	245	200	81.63%
FDIC/DFI insurance assessments	359	367	(8)	-2.18%
Director fees	58	67	(9)	-13.43%
Amortization of intangibles	47	91	(44)	-48.35%
Correspondent bank service charges	76	79	(3)	-3.80%
Impairment loss on investment securities	0	22	(22)	-100.00%
Impairment loss on OREO	118	0	118	100.00%
Loss on California tax credit partnership	33	103	(70)	-67.96%
OREO expense	25	684	(659)	-96.35%
Other	611	625	(14)	-2.24%
Total expense	$5,098	$5,488	(390)	-7.11%

Noninterest expense decreased $390,00 between the three months ended March 31, 2012 and 2013. The net decrease in noninterest expense between the comparative periods is primarily the result of reductions OREO expenses, offset by an increase in professional fees between the three months ended March 31, 2012 and 2013. Increases in professional fees between the two three-month periods are primarily the result of legal fees recovered during the quarter ended March 31, 2012.

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

The Company reviews its current tax positions at least quarterly based upon accounting standards related to uncertainty in income taxes which includes the criteria required for the income tax benefit, all or in part, to be recognized in a taxable entity’s financial statements. Under the income tax guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority. The Company has reviewed all of its tax positions as of March 31, 2013, and has determined that there are no material amounts that should be recorded under the current income tax accounting guidelines.

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At March 31, 2013 and December 31, 2012, the Company had a recorded valuation allowance of $2.7 million. The Company performs an analysis of the valuation allowance considering both tax planning strategies and future earnings as a basis for utilizing the deferred tax assets. The tax planning strategies include the sale of certain bank premise and the surrender of Bank Owned Life Insurance. In its review of a requirement for a valuation allowance, the Company identifies both positive and negative evidence to determine whether a valuation allowance is required. Negative evidence would include pretax losses recorded during each of the last three calendar years. These losses were the result of the severe economic downturn that began in 2008 resulting in substantial increases in the provision for loan losses as well as impairment losses related to other real estate owned through foreclosure, goodwill, and private label residential mortgage obligations. At December 31, 2012, the Company performed an analysis of future projected earnings to provide positive evidence that sufficient earnings would be generated to utilize the deferred tax assets. Underlying assumptions included continued reductions in nonperforming assets and general improvements in the economy, resulting in reduced provisions for loans losses and impairment charges, as well as reductions in expenses related to other real estate owned. Based upon this analysis, the Company has concluded that the valuation allowance of $2.7 million at March 31, 2013 and December 31, 2012 is reasonable.

Financial Condition

Total assets decreased $12.3 million, or 1.9% to a balance of $636.5 million at March 31, 2013, from the balance of $648.9 million at December 31, 2012, and increased $12.6 million, or 2.0%, from the balance of $623.9 million at March 31, 2012. Total deposits of $549.8 million at March 31, 2013 decreased $13.5 million, or 2.39% from the balance reported at December 31, 2012, and increased $4.4 million, or 0.8%, from the balance of $545.4 million reported at March 31, 2012. Cash and cash equivalents decreased $5.2 million, or 3.7%, between December 31, 2012 and March 31, 2013; loans decreased $1.7 million, or 0.44% to a balance of $398.3 million; and investment securities decreased by $4.0 million, or 12.4% during the same three-month period in 2013.

Earning assets averaged approximately $541.6 million during the three months ended March 31, 2013, as compared to $528.2 million for the same three-month period of 2012. Average interest-bearing liabilities increased to $350.5 million for the three months ended March 31, 2013, from $339.6 million reported for the comparative three-month period of 2012.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $398.3 million at March 31, 2013, a decrease of $1.7 million, or 0.4%, when compared to the balance of $400.1 million at December 31, 2012, and a decrease of $556,000, or 0.1%, when compared to the balance of $397.8 million reported at March 31, 2012. Loans on average decreased $6.2 million, or 1.5%, between the three-month periods ended March 31, 2012 and March 31, 2013, with loans averaging $394.1 million for the three months ended March 31, 2013, as compared to $400.3 million for the same three-month period of 2012.

During the first three months of 2013, increases of $4.6 million and $7.7 million were experienced in commercial and industrial loans and real estate mortgage loans, respectively. There was also a small increase in in installment loans.  Real estate construction and agricultural loans decreased $9.3 million or 10.2%, and $5.2 million or 14.4%, respectively during the first three months of 2013.

The following table sets forth the amounts of loans outstanding by category at March 31, 2013 and December 31, 2012, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	March 31, 2013		December 31, 2012
	Dollar	% of	Dollar	% of	Net	%
(In thousands)	Amount	Loans	Amount	Loans	Change	Change
Commercial and industrial	$76,678	19.3%	$72,117	18.0%	$4,561	6.32%
Real estate – mortgage	197,688	49.6%	189,934	47.5%	7,754	4.08%
RE construction & development	81,623	20.5%	90,941	22.7%	(9,318)	-10.25%
Agricultural	30,965	7.8%	36,169	9.0%	(5,204)	-14.39%
Installment/other	11,354	2.8%	10,884	2.7%	470	4.32%
Commercial lease financing	0	0.0%	12	0.0%	(12)	-100.00%
Total Gross Loans	$398,308	100.0%	$400,057	100.0%	$(1,749)	0.44%

The overall average yield on the loan portfolio was 5.63% for the three months ended March 31, 2013, as compared to 6.07% for the three months ended March 31, 2012. At March 31, 2013, 43.2% of the Company's loan portfolio consisted of floating rate instruments, as compared to 49.9% of the portfolio at December 31, 2012, with the majority of those tied to the prime rate. Approximately 42% or $68.4 million of the floating rate loans have rate floors at March 31, 2013 making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. Approximately $48.4 million of the $68.4 million in loans with floors have floor spreads of 100 basis points or more, meaning that interest rates would need to increase more than 1% (or 100 basis points) before the rates on those loans would increase and effectively become floating rate loans again. The portfolio of floating rate loans with floors has a relatively short duration with $25.4 million maturing or repricing in one year or less, and $42.3 million maturing or repricing in less than two years.

Deposits

Total deposits were $549.8 million at March 31, 2013, representing a decrease of $13.5 million, or 2.4% from the balance of $563.3 million reported at December 31, 2012, and an increase of $4.4 million, or 0.80% from the balance of $545.4 million reported at March 31, 2012.

The following table sets forth the amounts of deposits outstanding by category at March 31, 2013 and December 31, 2012, and the net change between the two periods presented.

Table 6. Deposits

	March 31,	December 31,	Net	Percentage
(In thousands)	2013	2012	Change	Change
Noninterest bearing deposits	$211,961	$217,014	$(5,053)	-2.33%
Interest bearing deposits:
NOW and money market accounts	198,533	203,771	(5,238)	-2.57%
Savings accounts	42,808	43,117	(309)	-0.72%
Time deposits:
Under $100,000	32,344	32,532	(188)	0.58%
$100,000 and over	64,173	66,853	(2,680)	-4.01%
Total interest bearing deposits	337,858	346,273	(8,415)	-2.43%
Total deposits	$549,819	$563,287	$(13,468)	-2.39%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits, totaling $212.0 million and $337.9 million at March 31, 2013, respectively. Interest-bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest-bearing deposits decreased $8.4 million, or 2.43%, between December 31, 2012 and March 31, 2013, and noninterest-bearing deposits decreased $5.1 million, or 2.33% between the same two periods presented. Included in the decrease of $8.4 million in interest bearing deposits during the three months ended March 31, 2013, is a decrease of $5.2 million in NOW and money market accounts and a decrease of $2.7 million in Time Deposits of $100,000 and over.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 86.2% and 84.3% of the total deposit portfolio at March 31, 2013 and December 31, 2012, respectively. Brokered deposits totaled $16.7 million at March 31, 2013, as compared to $18.0 million at December 31, 2012, and $33.7 million at March 31, 2012.

As a result of the March 2010 agreement with the Federal Reserve Bank, the Company has continued to reduce its reliance on brokered and other wholesale funding sources. The Company has a written plan, approved by the Federal Reserve Bank, to improve its liquidity position which includes a timetable to reduce the Bank’s reliance on brokered deposits and other wholesale funding, and specific liquidity targets and parameters to meet contractual obligations and unanticipated demands. Under the plan, the Company has systematically reduced the level of brokered deposits to peer levels, or approximately 5% of total deposits. This was achieved by letting some or all of the maturing brokered deposits run-off as needed the estimated reduction period. Brokered deposits were 3.03% and 3.19% of total deposits at March 31, 2013 and December 31, 2012, respectively.

During the three months ended March 31, 2013, decreases were experienced in time deposits, as brokered time deposits were allowed to runoff as part of the Company’s plan to reduce brokered deposits and other wholesale funding. While total time deposits decreased by $2.9 million, or 2.89%, during the three months ended March 31, 2013, brokered deposits, a component of total time deposits, decreased $1.3 million, or 7.22%, during the three-month period.  Pricing of brokered time deposits and other wholesale deposits have remained low over the past two years and have provided a viable alternate to borrowings from the Federal Reserve or the FHLB. The Company believes this rate structure will eventually turn, and wholesale funding sources, both deposits and borrowings, will again become more expensive relative to other core deposits in the marketplace. Although the Company will continue to use pricing strategies to control the overall level of time deposits and other borrowings as part of its balance sheet and liquidity planning process, the March 2010 agreement with the Federal Reserve Bank required reductions in brokered deposits, which places increased emphasis on core deposits as part of the Company’s long-term relationship banking strategy.  As a result, core deposits, including NOW and money market accounts, savings accounts, and noninterest-bearing checking accounts, continue to provide the Company’s primary funding source.

On a year-to-date average, the Company experienced an increase of $591,000, or 0.1%, in total deposits between the three-month periods ended March 31, 2012 and March 31, 2013. Between these two periods, average interest-bearing deposits increased $9.2 million or, 2.8%, while total noninterest-bearing deposits decreased $8.6 million, or 3.9%, on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized FRB and FHLB lines of credit totaling $212.2 million and $9.8 million at March 31, 2013, respectively. These lines of credit generally have interest rates tied to either, the Federal Funds rate, short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At March 31, 2013 and March 31, 2012, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $217.8 million, as well as collateralized FHLB lines of credit totaling $10.5 million at December 31, 2012.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors, including economic factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the past twelve quarters (three years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss”. Certain loans are homogenous in nature and are therefore pooled by risk grade. These homogenous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At March 31, 2013, “classified” loans totaled $35.8 million or 9.0% of gross loans as compared to $35.1 million or 8.8 % of gross loans at December 31, 2012.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at March 31, 2013 and December 31, 2012, as well as classified loans at those period-ends.

	March 31,	December 31,
(in 000's)	2013	2012
Specific allowance – impaired loans	$610	$658
Formula allowance – classified loans not impaired	1,901	2,871
Formula allowance – special mention loans	138	113
Total allowance for special mention and classified loans	2,649	3,642

Formula allowance for pass loans	2,351	2,719
Unallocated allowance	6,403	5,423
Total allowance for loan losses	$11,403	$11,784

Impaired loans	20,033	$21,931
Classified loans not considered impaired	15,819	13,105
Total classified loans	$35,852	$35,036
Special mention loans not considered impaired	$2,691	$2,057

Impaired loans decreased $1.9 million between December 31, 2012 and March 31, 2013 and the specific allowance related to those impaired loans decreased $48,000 between December 31, 2012 and March 31, 2013. The formula allowance related to loans that are not impaired (including special mention and substandard) decreased by $945,000 between December 31, 2012 and March 31, 2013. The level of “pass” loans decreased approximately $1.9 million between December 31, 2012 and March 31, 2013, while the related formula allowance decreased $368,000 during the period as the result of decreases in the level of “pass loans”, the loan loss factors assigned to "pass" loans as determined under migration analysis and decreases in qualitative factors assigned to the formula allowance.

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. They include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. There were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses during the three months ended March 31, 2013.

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

At March 31, 2013 and December 31, 2012, the Company's recorded investment in impaired loans totaled $20.0 million and $21.9 million, respectively. Included in total impaired loans at March 31, 2013, are $8.8 million of impaired loans for which the related specific allowance is $610,000, as well as $11.2 million of impaired loans that as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2012 included $8.5 million of impaired loans for which the related specific allowance is $658,000 and $13.5 million of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $21.0 million during the first three months of 2013. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At March 31, 2013, included in impaired loans, are troubled debt restructures totaling $13.0 million. Of the $14.3 million in troubled debt restructures at March 31, 2013, $4.6 million are on nonaccrual status. Troubled debt restructures on accrual status totaling $9.7 million are current with regards to payments, and are performing according to the modified contractual terms.

The largest category of impaired loans at March 31, 2013 is real estate mortgage, comprising approximately 86% of total impaired loans at March 31, 2013. Additionally, commercial and industrial and real estate construction loans combined represent approximately another 12.5% of total impaired loan balances at March 31, 2013. Of the $1.1 million in commercial and industrial impaired loans reported at March 31, 2013, approximately $127,000 or 11.8% are secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at March 31, 2013, approximately $18.8 million or 94.0% are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at March 31, 2013 and December 31, 2012.

	Balance	Reserve	Balance	Reserve
(in 000’s)	March 31, 2013	March 31, 2013	December 31, 2012	December 31, 2012
Commercial and industrial	$1,113	$28	$1,431	$37
Real estate – mortgage	17,200	582	18,457	621
RE construction & development	1,413	0	1,730	0
Agricultural	190	0	192	0
Installment/other	117	0	121	0
Commercial lease financing	0	0	0	0
Total Impaired Loans	$20,033	$610	$21,931	$658

Included in impaired loans are loans modified in troubled debt restructurings (“TDR’s”), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDR’s including rate reductions, payment extensions, and forbearance. At March 31, 2013, approximately $11.2 million of the total $14.9 million in TDR’s was for real estate mortgages, and another $2.7 million in related real estate construction and development loans at March 31, 2013.

 At March 31, 2013 and December 31, 2012, the Company had approximately $3.6 million and $3.5 million, respectively, in restructured residential mortgage loans as the result of borrowers that were unable to get take-out financing at the end of their construction loan with the Company. In part to aid the borrowers retain their newly completed  homes under California Senate Bill SB1137, the Company termed these loans at market rates of interest with loans fully amortizing over 30 years with a three-to-five year repayment term. The percentage breakout of TDR’s at March 31, 2013 is similar to the percentage breakout of the TDR’s reported at December 31, 2012. The majority of these credits are related to real estate construction projects that have slowed significantly or stalled, and the Company has sought to restructure the credits to allow the construction industry time to recover, and the developers time to finish projects at a slower pace which reflects current market conditions in the San Joaquin Valley. Concessions granted in these circumstances include lengthened maturity terms, lower lot release prices, or rate reductions that will enable the borrower to finish the construction projects and repay their loans to the Company. The downturn in the real estate construction market has been protracted, and although the Company has had some success in its restructuring efforts, it is difficult to conclude that we will be entirely successful in our efforts. Areas such as Bakersfield California have been slower to recover than others in our market area. If conditions deteriorate beyond current expectations, the Company may be required to make additional concessions in the future including lower lot release prices to allow borrowers to complete and sell construction units at lower prices currently reflected in the real estate market.

The following table summarizes TDR’s by type, classified separately as nonaccrual or accrual, which are included in impaired loans at March 31, 2013 and December 31, 2012.

	Total TDR's	Nonaccrual TDR's	Accruing TDR's
(in thousands)	March 31, 2013	March 31, 2013	March 31, 2013
Commercial and industrial	$877	$702	$175
Real estate - mortgage:
Commercial real estate	4,258	939	3,319
Residential mortgages	6,901	1,378	5,523
Home equity loans	9	9	0
Total real estate mortgage	11,168	2,326	8,842
RE construction & development	2,661	1,413	1,248
Agricultural	190	136	54
Installment/other	37	19	18
Commercial lease financing	0	0	0
Total Troubled Debt Restructurings	$14,933	$4,596	$10,337

	Total TDR's	Nonaccrual TDR's	Accruing TDR's
(in thousands)	December 31, 2012	December 31, 2012	December 31, 2012
Commercial and industrial	$990	$740	$250
Real estate - mortgage:
Commercial real estate	5,395	2,763	2,632
Residential mortgages	7,289	1,745	5,544
Home equity loans	10	10	0
Total real estate mortgage	12,694	4,518	8,176
RE construction & development	2,860	1,730	1,130
Agricultural	191	136	55
Installment/other	38	19	19
Commercial lease financing	0	0	0
Total Troubled Debt Restructurings	$16,773	$7,143	$9,630

Of the $14.9 million in total TDR’s at March 31, 2013, $4.6 million were on nonaccrual status at period-end. Of the $16.8 million in total TDR’s at December 31, 2012, $7.1 million were on nonaccrual status at period-end. As of March 31, 2013, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

The following table summarizes special mention loans by type at March 31, 2013 and December 31, 2012.

(in thousands)	March 31, 2013	Dec 31, 2012
Commercial and industrial	$2,468	$1,867
Real estate - mortgage:
Commercial real estate	0	0
Residential mortgages	904	909
Home equity loans	0	0
Total real estate mortgage	904	909
RE construction & development	139	141
Agricultural	0	0
Installment/other	84	49
Commercial lease financing	0	0
Total Special Mention Loans	$3,595	$2,966

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. Low interest rates and a weak economy continue to dominate, even though signs of real estate prices show signs of stabilization. The Company continues to place increased emphasis on reducing both the level of nonperforming assets and the level of losses on the disposition of these assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to reduce the impacts on the  real estate market. As part of this strategy, the Company has increased its level of troubled debt restructurings, when it makes economic sense. Even though business and consumer spending show improvement in recent quarters current GDP remains anemic. It is difficult to forecast the impact  Federal Reserve actions to hold rates low will be  on the economy. The local market has remained relatively more stable economically during the past several years than some areas of the state and the nation, where more volatile economic impacts were experienced, including more severe deterioration of residential real estate markets. Although the local area residential housing markets have been hard hit, they continue to perform better than some parts of the state. which bodes well for sustained, but slower growth in the Company’s market areas of Fresno and Madera, Kern, and Santa Clara Counties. Local unemployment rates in the San Joaquin Valley remain high compared with other regions but are historically high as a result of the areas’ agricultural dynamics  The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain low relative to other areas of the state. Management recognizes increased risk of loss due to the Company's exposure from local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the three-month periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity

	March 31,	March 31,
(In thousands)	2013	2012
Total loans outstanding at end of period before deducting allowances for credit losses	$398,308	$397,752
Average loans outstanding during period	394,061	400,252

Balance of allowance at beginning of period	11,784	13,648
Loans charged off:
Real estate	(123)	(33)
Commercial and industrial	(290)	(617)
Installment and other	(3)	(2)
Total loans charged off	(416)	(652)
Recoveries of loans previously charged off:
Real estate	1	1
Commercial and industrial	16	38
Installment and other	27	13
Total loan recoveries	44	52
Net loans charged off	(372)	(600)

Provision charged to operating expense	(9)	2
Balance of allowance for credit losses at end of period	$11,403	$13,050

Net loan charge-offs to total average loans (annualized)	0.38%	0.60%
Net loan charge-offs to loans at end of period (annualized)	0.37%	0.60%
Allowance for credit losses to total loans at end of period	2.86%	3.28%
Net loan charge-offs to allowance for credit losses (annualized)	13.05%	18.39%
Net loan charge-offs to provision for credit losses (annualized)	-4,133.00%	30,000%

Net loan charge-offs decreased $228,000 during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. Loan charge-offs of $372,000 experienced during the three months ended March 31, 2013 included full or partial charge-offs of $278,000 in impaired loans.

At March 31, 2013 and March 31, 2012, $179,000 and $205,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, reported separately in other liabilities. Management believes that the 2.86% credit loss allowance at March 31, 2013 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in losses to the loan portfolio.

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

Table 8. Nonperforming Assets

	March 31,	December 31,
(In thousands)	2013	2012
Nonaccrual Loans	$11,545	$13,425
Restructured Loans (1)	10,337	9,716
Total nonperforming loans	21,882	23,141
Other real estate owned	21,958	23,932
Total nonperforming assets	$43,840	$47,073

Loans past due 90 days or more, still accruing	$0	$0
Nonperforming loans to total gross loans	5.49%	5.78%
Nonperforming assets to total assets	6.89%	7.25%
Allowance for loan losses to nonperforming loans	53.64%	50.92%

(1)	Included in nonaccrual loans at March 31, 2013 and December 31, 2012 are restructured loans totaling $4.6 million and $7.0 million, respectively.

Non-performing assets decreased $3.2 million between December 31, 2012 and March 31, 2013. Nonaccrual loans decreased $1.9 million between December 31, 2012 and March 31, 2013, with real estate mortgage and real estate construction loans each comprising approximately 90% of total nonaccrual loans at March 31, 2013. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans increased from 39.02% at December 31, 2012 to 53.64% at March 31, 2013.

	Balance	Balance	Change from
Nonaccrual Loans (in 000's):	March 31, 2013	December 31, 2012	December 31, 2012
Commercial and industrial	$938	$1,181	$(243)
Real estate - mortgage	8,951	10,259	(1,308)
RE construction & development	1,413	1,730	(317)
Agricultural	136	136	0
Installment/other	107	119	(12)
Commercial lease financing	0	0	0
Total Nonaccrual Loans	$11,545	$13,425	$(1,880)

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at March 31, 2013 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities. At March 31, 2013 the Company had no borrowings, as its deposit base currently provides funding sufficient to support its asset values,

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At March 31, 2013, the Bank had 62.6% of total assets in the loan portfolio and a loan to deposit ratio of 72.4%, as compared to 61.7% of total assets in the loan portfolio and a loan to deposit ratio of 71.0% at December 31, 2012. Liquid assets at March 31, 2013 include cash and cash equivalents totaling $136.5million as compared to $141.6 million at December 31, 2012. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $222.0 million at March 31, 2013.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion.) The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Since the quarter ended March 31, 2009, the Bank has been precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at March 31, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. The Company has not determined how long it will defer interest payments, but under the terms of the debenture, interest payments may be deferred up to five years (20 quarters). During such deferral periods, the Company is prohibited from paying dividends on its common stock (subject to certain exceptions) and will continue to accrue interest payable on the junior subordinated debt.  During the three months ended March 31, 2013, the Bank paid did not pay any cash dividends to the parent company.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2011	$124,184
March 31, 2012	$110,483
December 31, 2012	$141,627
March 31, 2013	$136,450

Cash and cash equivalents decreased $5.2 million during the three months ended March 31, 2013, as compared to an decrease of $13.7 million during the three months ended March 31, 2012.

The Company had a net cash outflow from operations of $104,000 for the three months ended March 31, 2013 and a positive cash inflow from operations totaling $2.2 million for the period ended and March 31, 2012. The Company experienced net cash inflows from investing activities totaling $8.4 million and $13.1 million during the three months ended March 31, 2013 and March 31, 2012, respectively, as decreases in loans, settlement of OREO properties, proceeds from other investment sales and paydowns and maturities of investment securities outweighed capital and investment expenditures.

During the three months ended March 31, 2013, the Company experienced net cash outflows from financing activities totaling $13.5 million primarily as the result of decreases in demand deposits and savings accounts. For the three months ended March 31, 2012, the Company experienced net cash outflows of $29.0 million from financing activities due to decreases in brokered deposits and demand deposits and savings accounts.

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

Since the effective date of the Agreement, the Bank submitted quarterly progress reports to the Federal Reserve. As of the April 26, 2013 progress report submitted for the first quarter of 2013, the Company and the Bank believe they are in compliance with the Agreement, including deadlines and remediation of violations of laws and regulations regarding stale loan appraisals.

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

Pursuant to the March 2010 Agreement with the Federal Reserve Bank, the Company and the Bank are required to maintain sufficient capital to support current and future capital needs, including compliance with Capital Adequacy Guidelines taking into account the volume of classified assets, concentrations of credit, the level of the allowance for loan losses, current and projected growth, and projected retained earnings.  Pursuant to the Order issued by the California Department of Financial Institutions in May 2010, the Bank is required to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.5%. For purposes of the Order, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 12.12% at March 31, 2013.

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

The following table sets forth the Company’s and the Bank's actual capital positions at March 31, 2013, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank		To Be Well Capitalized under Prompt Corrective
	Actual	Actual	Minimum	Action
	Capital Ratios	Capital Ratios	Capital Ratios	Provisions
Total risk-based capital ratio	15.98%	16.14%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	14.72%	14.88%	5.00%	6.00%
Leverage ratio	10.88%	11.01%	4.00%	5.00%

As is indicated by the above table, and discussion above of the required ratio of tangible shareholders’ equity to total tangible assets under the Order, the Company and the Bank exceeded all applicable regulatory capital guidelines at March 31, 2013. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an agreement with the Federal Reserve Bank that, among other things, requires prior approval before paying a cash dividend or otherwise making a distribution of stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company. In addition, effective October 2009, the Company elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its trust preferred securities. Under the subordinated debenture agreement, the Company is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred.  In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the three months ended March 31, 2013, the Company received no cash dividends from the Bank.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At March 31, 2013 the bank was not subject to a reserve requirement.

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

As of March 31, 2013, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Administrative Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, there were no material changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. Other Information

Item 1. Not applicable

Item 1A. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2013.

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

United Security Bancshares

Date: May 10, 2013	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/ S/ Richard B. Shupe
Richard B. Shupe
Senior Vice President and Chief Financial Officer