Form 10-Q/A
period 2013-03-31
UNITED SECURITY BANCSHARES
filed 2013-06-05
CIK 1137547

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes ☒ N o ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

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

Shares outstanding as of April 30, 2013: 14,359,460

EXPLANATORY NOTE

PART II.	OTHER INFORMATION

Item 6.	Exhibits

SIGNATURES

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (Amendment No. 1) is being filed by the Company to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the United States Securities and Exchange Commission (SEC) on May 10, 2013 (the original Form 10-Q). This Amendment No. 1 is being filed solely to correct an error on the cover page. The cover page of the Form 10-Q incorrectly stated that the amount of the Company’s Common Stock outstanding as of April 30, 2013 was 13,349,460.  The cover page of this Form 10-Q/A correctly states that the number of shares of outstanding Common Stock of the Registrant on April 30, 2013 was 14,349,460.

Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update any related or other disclosures.

PART II. Other Information

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

United Security Bancshares

Date: June 5, 2013	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Richard B. Shupe
Richard B. Shupe
Senior Vice President and Chief Financial Officer