Form 10-Q
period 2013-06-30
UNITED SECURITY BANCSHARES
filed 2013-08-05
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2013:   $43,148,493

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value
(Title of Class)

Shares outstanding as of July 31, 2013: 14,508,275

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
June 30, 2013 and December 31, 2012

(in thousands except shares)	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$23,754	$27,481
Cash and due from FRB	114,515	114,146
Cash and cash equivalents	138,269	141,627
Interest-bearing deposits in other banks	1,511	1,507
Investment securities available for sale (at fair value)	25,527	31,844
Loans and leases	405,041	400,057
Unearned fees and unamortized loan origination costs	(6)	(24)
Allowance for credit losses	(11,157)	(11,784)
Net loans	393,878	388,249
Accrued interest receivable	1,536	1,694
Premises and equipment – net	11,922	12,262
Other real estate owned	17,221	23,932
Intangible assets	155	249
Goodwill	4,488	4,488
Cash surrender value of life insurance	16,941	16,681
Investment in limited partnerships	4,240	4,312
Deferred income taxes - net	10,146	9,724
Other assets	9,828	12,308
Total assets	$635,662	$648,877

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$219,693	$217,014
Interest bearing	327,408	346,273
Total deposits	547,101	563,287

Accrued interest payable	60	71
Accounts payable and other liabilities	5,911	6,010
Junior subordinated debentures (at fair value)	10,882	10,068
Total liabilities	563,954	579,436

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 14,508,275 issued and outstanding at June 30, 2013, and 14,217,303 at December 31, 2012	44,416	43,173
Retained earnings	27,429	26,179
Accumulated other comprehensive (loss) income	(137)	89
Total shareholders' equity	71,708	69,441
Total liabilities and shareholders' equity	$635,662	$648,877

United Security Bancshares and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands except shares and EPS)	2013	2012	2013	2012
Interest Income:
Loans, including fees	$5,554	$5,966	$11,020	$12,009
Investment securities – AFS – taxable	140	457	338	978
Interest on deposits in FRB	70	43	135	94
Interest on deposits in other banks	2	10	4	20
Total interest income	5,766	6,476	11,497	13,101
Interest Expense:
Interest on deposits	331	437	742	915
Interest on other borrowings	93	72	153	136
Total interest expense	424	509	895	1,051
Net Interest Income Before Provision for Credit Losses	5,342	5,967	10,602	12,050
Provision for Credit Losses	39	1,004	30	1,006
Net Interest Income	5,303	4,963	10,572	11,044
Noninterest Income:
Customer service fees	902	897	1,681	1,801
Increase in cash surrender value of bank-owned life insurance	140	144	277	280
Impairment loss on investment securities	—	(149)	—	(172)
(Loss) gain on fair value of financial liability	(103)	364	(660)	(112)
Gain on sale of other investment	—	1,807	—	1,807
Other	168	177	328	445
Total noninterest income	1,107	3,240	1,626	4,049
Noninterest Expense:
Salaries and employee benefits	2,113	2,176	4,474	4,598
Occupancy expense	883	840	1,788	1,605
Data processing	33	19	93	37
Professional fees	375	439	820	683
Regulatory assessments	339	417	698	783
Director fees	59	69	117	136
Amortization of intangibles	46	79	93	170
Correspondent bank service charges	81	80	157	160
Loss on California tax credit partnership	32	81	65	184
Net cost (gain) on operation of OREO	(336)	(293)	(1,218)	329
Other	529	646	1,140	1,272
Total noninterest expense	4,154	4,553	8,227	9,957
Income Before Provision for Taxes	2,256	3,650	3,971	5,136
Provision for Taxes on Income	859	1,478	1,499	1,912
Net Income	$1,397	$2,172	$2,472	$3,224

Net Income per common share
Basic	$0.10	$0.15	$0.17	$0.22
Diluted	$0.10	$0.15	$0.17	$0.22
Shares on which net income per common shares were based
Basic	14,506,389	14,364,176	14,504,740	14,364,176
Diluted	14,507,783	14,364,176	14,508,329	14,364,176

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net Income	$1,397	$2,172	$2,472	$3,224

Unrealized holdings gains (losses) on securities	(305)	39	(415)	628
Unrealized gains on unrecognized post retirement costs	21	—	40	—
Other comprehensive (loss) income, before tax	(284)	39	(375)	628
Tax benefit (expense) related to securities	122	15	166	(218)
Tax expense related to unrecognized post retirement costs	(8)	—	(17)	—
Total other comprehensive (loss) income	(170)	54	(226)	410
Comprehensive income	$1,227	$2,226	$2,246	$3,634

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance December 31, 2011	13,531,832	$41,435	$21,447	$(709)	$62,173

Other comprehensive income				410	410
Common stock dividends	271,974	642	(642)		0
Stock-based compensation expense		10			10
Net Income			3,224		3,224
Balance June 30, 2012	13,803,806	$42,087	$24,029	$(299)	$65,817

Other comprehensive income				388	388
Common stock dividends	278,736	694	(694)
Common stock issuance	134,761	383			383
Stock-based compensation expense		9			9
Net Income			2,844		2,844
Balance December 31, 2012	14,217,303	$43,173	$26,179	$89	$69,441

Other comprehensive (loss) income				(226)	(226)
Common stock dividends	285,770	1,222	(1,222)		0
Stock options exercised	5,202	12			12
Stock-based compensation expense		9			9
Net Income			2,472		2,472
Balance June 30, 2013	14,508,275	$44,416	$27,429	$(137)	$71,708

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2013	2012
Cash Flows From Operating Activities:
Net Income	$2,472	$3,224
Adjustments to reconcile net income:to cash provided by operating activities:
Provision for credit losses	30	1,006
Depreciation and amortization	620	603
Amortization of investment securities	14	16
Accretion of investment securities	(34)	(129)
Decrease in accrued interest receivable	158	191
Decrease in accrued interest payable	(11)	(16)
Increase (decrease) in accounts payable and accrued liabilities	89	(40)
Decrease in unearned fees	(18)	(51)
Increase in income taxes payable	1,771	1,852
Stock-based compensation expense	9	10
Deferred income taxes	272	(332)
Gain on sale of other real estate owned	(1,949)	(337)
Impairment loss on other real estate owned	118	—
Impairment loss on investment securities	—	172
Impairment loss on investment in bank stock	—	69
Increase in surrender value of life insurance	(294)	(280)
Loss on fair value option of financial liabilities	660	112
Loss on tax credit limited partnership interest	65	184
Amortization of Goodwill and CDI	93	170
Gain on sale of other investment	—	(1,807)
Net (increase) decrease in other assets	(221)	349
Net cash provided by operating activities	3,844	4,966

Cash Flows From Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(4)	84
Redemption of correspondent bank stock	433	293
Maturities and calls of available-for-sale securities	3,600	—
Principal payments of available-for-sale securities	2,322	3,476
Net (increase) decrease in loans	(3,750)	10,590
Cash proceeds from sales of other real estate owned	6,651	3,532
Cash proceeds from sale of other investment	—	2,174
Cash proceeds from sale of premises and equipment	—	36
Capital expenditures for premises and equipment	(280)	(520)
Net cash provided by investing activities	8,972	19,665

Cash Flows From Financing Activities:
Net decrease in demand deposits and savings accounts	(10,786)	(20,686)
Net decrease in certificates of deposit	(5,400)	(28,739)

Proceeds from exercise of stock options	12	—
Net cash used in financing activities	(16,174)	(49,425)

Net decrease in cash and cash equivalents	(3,358)	(24,794)
Cash and cash equivalents at beginning of period	141,627	124,184
Cash and cash equivalents at end of period	$138,269	$99,390

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

Recently Issued Accounting Standards:

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

In January 2013, the FASB issued ASU No. 2013-01 Balance Sheet (Topic 210) Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. It further clarifies that the scope of ASU No. 2011-11 applies to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. Both ASU 2011-11 and ASU 2013-1 are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted these ASU’s during the first quarter of 2013 and they did not have a material impact on its financial statements.

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

2.	Investment Securities Available for Sale and Other Investments

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of June 30, 2013 and December 31, 2012:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
June 30, 2013
Securities available for sale:
U.S. Government agencies	$18,306	$739	$(8)	$19,037
U.S. Government collateralized mortgage obligations	2,492	193	—	2,685
Mutual Funds	4,000	—	(195)	3,805
Total securities available for sale	$24,798	$932	$(203)	$25,527

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2012
Securities available for sale:
U.S. Government agencies	$23,433	$933	$—	$24,366
U.S. Government collateralized mortgage obligations	3,266	251	—	3,517
Mutual Funds	4,000	—	(39)	3,961
Total securities available for sale	$30,699	$1,184	$(39)	$31,844

The amortized cost and fair value of securities available for sale at June 30, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns. Mutual funds are included in the due in the one year or less category below.

	June 30, 2013
	Amortized Cost	Fair Value (Carrying Amount)
(In thousands)
Due in one year or less	$4,034	$3,839
Due after one year through five years	9,129	9,164
Due after five years through ten years	2,186	2,347
Due after ten years	6,957	7,492
Collateralized mortgage obligations	2,492	2,685
	$24,798	$25,527

There were no realized gains or losses on sales of available-for-sale securities for the periods ended June 30, 2013 and 2012, respectively. There were no other-than-temporary impairment losses for the three and six months ended June 30, 2013. There were other-than-temporary impairment losses on certain of the Company’s private label mortgage-backed securities of $149,000 and $172,000 for the three and six months ended June 30, 2012.

At June 30, 2013 available-for-sale securities with an amortized cost of approximately $20,794,000 (fair value of $21,718,000) were pledged as collateral for FHLB borrowings and public funds balances.

The Company had no held-to-maturity or trading securities at June 30, 2013 or December 31, 2012.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities:

	Less than 12 Months		12 Months or More		Total
(In thousands)
June 30, 2013	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$7,128	$(8)	$—	$—	$7,128	$(8)
U.S. Government agency collateral mortgage obligations	—	—	—	—	—	—
Mutual Funds	3,805	(195)	—	—	3,805	(195)
Total impaired securities	$10,933	$(203)	$—	$—	$10,933	$(203)

December 31, 2012:
Securities available for sale:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
U.S. Government agency collateral mortgage obligations	—	—	—	—	—	—
Mutual Funds	3,961	(39)	—	—	3,961	(39)
Total impaired securities	$3,961	$(39)	$—	$—	$3,961	$(39)

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

At June 30, 2013, the decline in market value of the impaired securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

At June 30, 2013 and December 31, 2012, the Company had no securities which have been impaired more than twelve months. At June 30, 2013, the Company had two U.S. Government agency securities and a mutual fund which have been impaired for less than twelve months. The two U.S. Government agency securities had an aggregate fair value of $7,128,000 and unrealized losses of $8,000. The mutual fund had a fair value of $3,805,000 and an unrealized loss of $195,000.

At June 30, 2012, the Company had three private label mortgage-backed securities which have been impaired more than twelve months. The three private label mortgage-backed securities had an aggregate fair value of $8,312,000 and unrealized losses of approximately $1,283,000 at June 30, 2012. All three private label mortgage-backed securities were rated less than high credit quality at June 30, 2012. The Company evaluated these three private label mortgage-backed securities for OTTI by comparing the present value of expected cash flows to previous estimates to determine whether there had been adverse changes in cash flows during the period. The OTTI evaluation was conducted utilizing the services of a third party specialist and consultant in Mortgage Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO) products. The cash flow assumptions used in the evaluation at June 30, 2012 utilized a discounted cash flow valuation technique using a “Liquidation Scenario” whereby loans are evaluated by delinquency and are assigned probability of default and loss factors deemed appropriate in the current economic environment. The liquidation scenario assumes that all loans 60 or more days past due are liquidated and losses are realized over a period of between six and twenty-four months based upon current 3-month trailing loss severities obtained from reputable financial data sources. In determining fair value under the discounted cash flow analysis, all loans within the mortgage pools, including those less than 60 or more past due, are evaluated for other-than-temporary impairment utilizing the following components:

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

As a result of the impairment evaluation, the Company determined that there had been adverse changes in cash flows in all three of the private label mortgage-backed securities, and concluded that these three private label mortgage-backed securities were other-than-temporarily impaired. At June 30, 2012, the three private label mortgage-backed securities had cumulative other-than-temporary-impairment losses of $3,560,000, $1,283,000 of which was recorded in other comprehensive loss. During the six months ended June 30, 2012, the company recorded OTTI impairment expense of $172,000 on the three private label mortgage-backed securities. These three private label mortgage-backed securities remained classified as available for sale at June 30, 2012 and were subsequently sold during the fourth quarter of 2012.

The following table details the three private label mortgage-backed securities with other-than-temporary-impairment, their credit rating at June 30, 2012, the related credit losses recognized in earnings during the quarter, and impairment losses in other comprehensive loss:

June 30, 2012	RALI 2006-QS1G A10	RALI 2006 QS8 A1	CWALT 2007- 8CB A9
(in thousands)	Rated D	Rated D	Rated CCC	Total
Amortized cost – before OTTI	$3,719	$1,138	$7,015	$11,872

Credit loss	(713)	(239)	(1,325)	(2,277)
Other impairment (OCI)	(403)	(122)	(758)	(1,283)
Carrying amount – June 30, 2012	$2,603	$777	$4,932	$8,312

Total impairment - June 30, 2012	$(1,116)	$(361)	$(2,083)	$(3,560)

The following table summarizes amounts related to credit losses recognized in earnings for the three and six months ended ended June 30, 2013 and 2012.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Beginning balance - credit losses	$—	$2,208	$—	$2,257
Additions:
Initial credit impairments	—	—	—	—
Subsequent credit impairments	—	149	—	172
Reductions:
For securities sold or credit losses realized on principal payments	—	(80)	—	(152)
Due to change in intent or requirement to sell	—	—	—	—
For increase expected in cash flows	—	—	—	—
Ending balance - credit losses	$—	$2,277	$—	$2,277

3.	Loans and Leases

Loans are comprised of the following:

(In thousands)	June 30, 2013	December 31, 2012
Commercial and business loans	$73,372	$69,780
Government program loans	2,407	2,337
Total commercial and industrial	75,779	72,117
Real estate – mortgage:
Commercial real estate	146,634	133,599
Residential mortgages	54,972	55,016
Home Improvement and Home Equity loans	1,581	1,319
Total real estate mortgage	203,187	189,934
RE construction and development	86,583	90,941
Agricultural	29,027	36,169
Installment	10,465	10,884
Commercial lease financing	0	12
Total Loans	$405,041	$400,057

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County, although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 18.7% of total loans at June 30, 2013 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans generally comes from the cash flow of the borrower.

Real estate mortgage loans, representing 50.2% of total loans at June 30, 2013, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower.

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

•
Residential mortgage loans are provided to individuals to finance or refinance single-family residences. Residential mortgages are not a primary business line offered by the Company, and are generally of a shorter term than conventional mortgages, with maturities ranging from 3 to 15 years on average.

•
Home Improvement and Home Equity loans comprise a relatively small portion of total real estate mortgage loans, and are offered to borrowers for the purpose of home improvements, although the proceeds may be used for other purposes. Home equity loans are generally secured by junior trust deeds, but may be secured by 1st trust deeds.

Real estate construction and development loans, representing 21.4% of total loans at June 30, 2013, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 7.2% of total loans at June 30, 2013 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans represent 2.6% of total loans at June 30, 2013 and generally consist of loans to individuals for household, family and other personal expenditures such as credit cards, automobiles or other consumer items.

Commercial lease financing loans, consist of loans to small businesses, which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower. The Company has no commercial lease financing loans at June 30, 2013.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At June 30, 2013 and December 31, 2012, these financial instruments include commitments to extend credit of $51,583,000 and $60,050,000, respectively, and standby letters of credit of $2,323,000 and $2,404,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at June 30, 2013 (in thousands):

June 30, 2013	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$174	$—	$—	$174	$73,198	$73,372	$—
Government Program Loans	—	—	61	61	2,346	2,407	—
Total Commercial and Industrial	174	—	61	235	75,544	75,779	—
Commercial Real Estate Loans	1,632	495	5,328	7,455	139,179	146,634	—
Residential Mortgages	451	—	257	708	54,264	54,972	—
Home Improvement and Home Equity Loans	86	34	—	120	1,461	1,581	—
Total Real Estate Mortgage	2,169	529	5,585	8,283	194,904	203,187	—

Total RE Construction and Development Loans	—	318	—	318	86,265	86,583	—
Agricultural Loans	—	—	—	—	29,027	29,027	—
Consumer Loans	108	26	—	134	10,110	10,244	—
Overdraft protection Lines	—	—	—	—	92	92	—
Overdrafts	—	—	—	—	129	129	—
Total Installment/other	108	26	—	134	10,331	10,465	—
Commercial Lease Financing	—	—	—	—	—	—	—
Total Loans	$2,451	$873	$5,646	$8,970	$396,071	$405,041	$—

The following is a summary of delinquent loans at December 31, 2012 (in thousands):

December 31, 2012	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$65	$—	$256	$321	$69,459	$69,780	$—
Government Program Loans	88	—	—	88	2,249	2,337	—
Total Commercial and Industrial	153	—	256	409	71,708	72,117	—
Commercial Real Estate Loans	3,152	2,130	5,328	10,610	122,989	133,599	—
Residential Mortgages	333	322	437	1,092	53,924	55,016	—
Home Improvement and Home Equity Loans	119	140	—	259	1,060	1,319	—
Total Real Estate Mortgage	3,604	2,592	5,765	11,961	177,973	189,934	—
Total RE Construction and Development Loans	—	—	—	—	90,941	90,941	—
Agricultural Loans	—	136	—	136	36,033	36,169	—
Consumer Loans	305	34	—	339	10,300	10,639	—
Overdraft protection Lines	—	—	—	—	90	90	—
Overdrafts	—	—	—	—	155	155	—
Total Installment	305	34	—	339	10,545	10,884	—
Commercial Lease Financing	—	—	—	—	12	12	—
Total Loans	$4,062	$2,762	$6,021	$12,845	$387,212	$400,057	$—

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

When a loan is placed on non-accrual status and subsequent payments of interest (and principal) are received, the interest received may be accounted for in two separate ways.

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

Nonaccrual loans totaled $10,665,000 and $13,425,000 at June 30, 2013 and December 31, 2012, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at June 30, 2013 or December 31, 2012.
The following is a summary of nonaccrual loan balances at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Commercial and Business Loans	$339	$1,093
Government Program Loans	61	88
Total Commercial and Industrial	400	1,181

Commercial Real Estate Loans	7,518	8,415
Residential Mortgages	1,617	1,834
Home Improvement and Home Equity Loans	—	10
Total Real Estate Mortgage	9,135	10,259

Total RE Construction and Development Loans	1,050	1,730
Total Agricultural Loans	—	136

Consumer Loans	80	119
Overdraft protection Lines	—	—
Overdrafts	—	—
Total Installment	80	119
Commercial lease Financing	—	—
Total Loans	$10,665	$13,425

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

Loans other than certain homogeneous loan portfolios are reviewed on a quarterly basis for impairment. Impaired loans are written down to estimated realizable values by the establishment of specific reserves or charge-offs when required.

The following is a summary of impaired loans at, and for the six months ended June 30, 2013 (in thousands).

June 30, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized
Commercial and Business Loans	$1,078	$450	$463	$913	$14	$973	$22
Government Program Loans	90	61	—	61	—	71	—
Total Commercial and Industrial	1,168	511	463	974	14	1,044	22

Commercial Real Estate Loans	10,437	5,992	4,226	10,218	380	10,246	66
Residential Mortgages	6,882	3,173	3,628	6,801	139	6,859	112
Home Improvement and Home Equity Loans	44	—	44	44	2	27	—
Total Real Estate Mortgage	17,363	9,165	7,898	17,063	521	17,132	178

Total RE Construction and Development Loans	2,411	2,420	—	2,420	—	1,917	10
Total Agricultural Loans	319	51	—	51	—	121	5

Consumer Loans	95	74	—	74	—	96	2
Overdraft protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment/other	95	74	—	74	—	96	2
Commercial Lease Financing	—	—	—	—	—	—	—
Total Impaired Loans	$21,356	$12,221	$8,361	$20,582	$535	$20,310	$217

The following is a summary of impaired loans at, and for the year ended, December 31, 2012 (in thousands).

December 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized
Commercial and Business Loans	$1,488	$767	$576	$1,343	$37	$5,468	$26
Government Program Loans	109	88	—	88	—	147	—
Total Commercial and Industrial	1,597	855	576	1,431	37	5,615	26

Commercial Real Estate Loans	11,393	6,818	4,237	11,055	436	8,498	135
Residential Mortgages	7,461	3,726	3,666	7,392	185	4,416	251
Home Improvement and Home Equity Loans	10	10	—	10	—	21	—
Total Real Estate Mortgage	18,864	10,554	7,903	18,457	621	12,935	386

Total RE Construction and Development Loans	1,730	1,730	—	1,730	—	7,298	—
Total Agricultural Loans	504	192	—	192	—	991	50

Consumer Loans	139	121	—	121	—	200	6
Overdraft protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	139	121	—	121	—	200	6
Lease Financing	—	—	—	—	—	—	—
Total Impaired Loans	$22,834	$13,452	$8,479	$21,931	$658	$27,039	$468

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructurings for which the loan is performing under the current contractual terms for a reasonable period of time, income is recognized under the accrual method.

The average recorded investment in impaired loans for the quarter ended June 30, 2013 and 2012 was $21,542,000 and $28,402,000, respectively. The average recorded investment in impaired loans for the six months ended June 30, 2013 and 2012 was $20,310,000 and $30,706,000, respectively.

Interest income recognized on impaired loans for the quarters ended June 30, 2013 and 2012 was approximately $121,000 and $127,000, respectively. Interest income recognized on impaired loans for the six months ended June 30, 2013 and 2012 was approximately $217,000 and $253,000, respectively.

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

- A modification of terms of a debt such as one or a combination of:

◦	The reduction (absolute or contingent) of the stated interest rate.

◦	The extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk.

◦	The reduction (absolute or contingent) of the face amount or maturity amount of debt as stated in the instrument or agreement.

◦	The reduction (absolute or contingent) of accrued interest.
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

The following tables illustrates TDR activity for the periods indicated:

Six Months Ended June 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	—	$—	$—	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	1	106
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
RE Construction and Development Loans	18	1,405	1,405	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Commercial Lease Financing	—	—	—	—	—
Total Loans	18	$1,405	$1,405	1	$106

Three Months Ended June 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	—	$—	$—	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	1	44	44	—	—
RE Construction and Development Loans	12	793	793	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Commercial Lease Financing	—	—	—	—	—
Total Loans	13	$837	$837	—	$—

Six Months Ended June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	—	$—	$—	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	5	1,330	1,321	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
RE Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Commercial Lease Financing	—	—	—	—	—
Total Loans	5	$1,330	$1,321	—	$—

Three Months Ended June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	—	$—	$—	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	1	20	20	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
RE Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Commercial Lease Financing	—	—	—	—	—
Total Loans	1	$20	$20	—	$—

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At June 30, 2013, the Company had 52 restructured loans totaling $14,316,000 as compared to 58 restructured loans totaling $16,773,000 at December 31, 2012.

The following tables summarize TDR activity by loan category for the six months ended June 30, 2013 and June 30, 2012.

Six Months Ended June 30, 2013	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Lease Financing	Total
Beginning balance	$990	$5,395	$7,289	$10	$2,860	$191	$38	$—	$16,773

Defaults	—	(106)	—	—	—	—	—	—	(106)
Additions	—	—	—	44	1,361	—	—	—	1,405

Principal reductions	(178)	(1,074)	(506)	(10)	(1,810)	(140)	(38)	—	(3,756)

Ending balance	$812	$4,215	$6,783	$44	$2,411	$51	$—	$—	$14,316

Allowance for loan loss	$14	$380	$139	$2	$—	$—	$—	$—	$535

Six Months Ended June 30, 2012	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Lease Financing	Total
Beginning balance	$2,619	$6,850	$3,457	$36	$6,034	$—	$54	$—	$19,050

Defaults	—	—	—	—	—	—	—	—	—
Additions	—	919	325	—	—	57	20	—	1,321

Principal reductions	(260)	(1,414)	(8)	(24)	(1,887)	—	(15)	—	(3,608)

Ending balance	$2,359	$6,355	$3,774	$12	$4,147	$57	$59	$—	$16,763

Allowance for loan loss	$166	$347	$153	$—	$—	$—	$—	$—	$666

The following tables summarize TDR activity by loan category for the quarters ended June 30, 2013 and June 30, 2012.

Three months ended June 30, 2013	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Lease Financing	Total
Beginning balance	$877	$4,258	$6,901	$9	$2,661	$190	$38	$—	$14,934

Defaults	—	—	—	—	—	—	—	—	—
Additions	—	—	—	44	793	—	—	—	837

Principal reductions	(65)	(43)	(118)	(9)	(1,043)	(139)	(38)	—	(1,455)

Ending balance	$812	$4,215	$6,783	$44	$2,411	$51	$—	$—	$14,316

Allowance for loan loss	$14	$380	$139	$2	$—	$—	$—	$—	$535

Three months ended June 30, 2012	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Lease Financing	Total
Beginning balance	$2,469	$6,413	$3,768	$36	$4,964	$58	$52	$—	$17,760

Defaults	—	—	—	—	—	—	—	—	—
Additions	—	—	—	—	—	—	20	—	20

Principal reductions	(110)	(58)	6	(24)	(817)	(1)	(13)	—	(1,017)

Ending balance	$2,359	$6,355	$3,774	$12	$4,147	$57	$59	$—	$16,763

Allowance for loan loss	$166	$347	$153	$—	$—	$—	$—	$—	$666

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

The Company did not carry any loans graded as loss at June 30, 2013 or December 31, 2012.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for June 30, 2013 and December 31, 2012:

	Commercial and Industrial	Commercial RE	RE Construction and Development	Agricultural	Total
June 30, 2013
(000's)
Grades 1 and 2	$807	$—	$—	$20	$827
Grade 3	19	5,409	836	—	6,264
Grades 4 and 5 – pass	73,290	129,173	71,443	29,007	302,913
Grade 6 – special mention	978	1,845	—	—	2,823
Grade 7 – substandard	685	10,207	14,304	—	25,196
Grade 8 – doubtful	—	—	—	—	—
Total	$75,779	$146,634	$86,583	$29,027	$338,023

	Commercial and Industrial	Commercial RE	RE Construction and Development	Agricultural	Total
December 31, 2012
(000's)
Grades 1 and 2	$825	$—	$—	$60	$885
Grade 3	2,071	5,947	856	—	8,874
Grades 4 and 5 – pass	66,098	116,606	75,191	35,973	293,868
Grade 6 – special mention	1,867	—	141	—	2,008
Grade 7 – substandard	1,256	11,046	14,753	136	27,191
Grade 8 – doubtful	—	—	—	—	—
Total	$72,117	$133,599	$90,941	$36,169	$332,826

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
	Residential Mortgages	Home Improvement and Home Equity	Installment	Total	Residential Mortgages	Home Improvement and Home Equity	Installment	Total
(000's)
Not graded	$29,614	$1,537	$8,536	$39,687	$30,727	$1,309	$9,221	$41,257
Pass	23,097	0	1,813	24,910	20,572	0	1,422	21,994
Special Mention	—	0	36	36	909	0	49	958
Substandard	2,261	44	80	2,385	2,808	10	192	3,010
Total	$54,972	$1,581	$10,465	$67,018	$55,016	$1,319	$10,884	$67,219

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

The following summarizes the activity in the allowance for credit losses by loan category for the six months ended June 30, 2013 and 2012.

Six Months Ended	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
June 30, 2013 (in 000's)
Beginning balance	$1,614	$1,292	$2,814	$352	$288	$1	$5,423	$11,784
Provision for credit losses	1,362	600	158	27	24	(1)	(2,140)	30

Charge-offs	(349)	(216)	—	(136)	(27)	—	—	(728)
Recoveries	38	3	—	—	30	—	—	71
Net charge-offs	(311)	(213)	—	(136)	3	—	—	(657)

Ending balance	$2,665	$1,679	$2,972	$243	$315	$—	$3,283	$11,157
Period-end amount allocated to:
Loans individually evaluated for impairment	380	139	2	—	—	—	14	535
Loans collectively evaluated for impairment	2,285	1,540	2,970	243	315	—	3,269	10,622
Ending balance	$2,665	$1,679	$2,972	$243	$315	$—	$3,283	$11,157

Six Months Ended	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
June 30, 2012 (in 000's)
Beginning balance	$6,787	$1,416	$4,579	$508	$116	$1	$241	$13,648
Provision for credit losses	(2,521)	(313)	1,231	1,938	344	2	325	1,006

Charge-offs	(763)	(53)	(10)	(2,169)	(137)	—	—	(3,132)
Recoveries	61	4	—	—	23	—	—	88
Net charge-offs	(702)	(49)	(10)	(2,169)	(114)	—	—	(3,044)

Ending balance	$3,564	$1,054	$5,800	$277	$346	$3	$566	$11,610
Period-end amount allocated to:
Loans individually evaluated for impairment	166	670	—	—	—	—	—	836
Loans collectively evaluated for impairment	3,398	384	5,800	277	346	3	566	10,774
Ending balance	$3,564	$1,054	$5,800	$277	$346	$3	$566	$11,610

The following summarizes the activity in the allowance for credit losses by loan category for the quarters ended June 30, 2013 and 2012.

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
June 30 2013 (in 000's)
Beginning balance	$1,462	$1,201	$1,805	$278	$250	$—	$6,407	$11,403
Provision for credit losses	1,240	569	1,167	101	86	—	(3,124)	39

Charge-offs	(59)	(93)	—	(136)	(24)	—	—	(312)
Recoveries	22	2	—	—	3	—	—	27
Net charge-offs	(37)	(91)	—	(136)	(21)	—	—	(285)

Ending balance	$2,665	$1,679	$2,972	$243	$315	$—	$3,283	$11,157
Period-end amount allocated to:
Loans individually evaluated for impairment	380	139	2	—	—	—	14	535
Loans collectively evaluated for impairment	2,285	1,540	2,970	243	315	—	3,269	10,622
Ending balance	$2,665	$1,679	$2,972	$243	$315	$—	$3,283	$11,157

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
June 30 2012 (in 000's)
Beginning balance	$5,220	$1,472	$4,523	$1,116	$87	$1	$631	$13,050
Provision for credit losses	(1,533)	(401)	1,287	1,330	384	2	(65)	1,004

Charge-offs	(146)	(20)	(10)	(2,169)	(135)	—	—	(2,480)
Recoveries	23	3	—	—	10	—	—	36
Net charge-offs	(123)	(17)	(10)	(2,169)	(125)	—	—	(2,444)

Ending balance	$3,564	$1,054	$5,800	$277	$346	$3	$566	$11,610
Period-end amount allocated to:
Loans individually evaluated for impairment	166	670	—	—	—	—	—	836
Loans collectively evaluated for impairment	3,398	384	5,800	277	346	3	566	10,774
Ending balance	$3,564	$1,054	$5,800	$277	$346	$3	$566	$11,610

The following summarizes information with respect to the loan balances at June 30, 2013 and December 31, 2012.

	June 30, 2013			December 31, 2012
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(000's)
Commercial and Business Loans	$913	$72,459	$73,372	$1,343	$68,437	$69,780
Government Program Loans	61	2,346	2,407	88	2,249	2,337
Total Commercial and Industrial	974	74,805	75,779	1,431	70,686	72,117

Commercial Real Estate Loans	10,218	136,416	146,634	11,055	122,544	133,599
Residential Mortgage Loans	6,801	48,171	54,972	7,392	47,624	55,016
Home Improvement and Home Equity Loans	44	1,537	1,581	10	1,309	1,319
Total Real Estate Mortgage	17,063	186,124	203,187	18,457	171,477	189,934

Total RE Construction and Development Loans	2,420	84,163	86,583	1,730	89,211	90,941

Total Agricultural Loans	51	28,976	29,027	192	35,977	36,169

Total Installment Loans	74	10,391	10,465	121	10,763	10,884

Commercial Lease Financing	—	—	—	—	12	12

Total Loans	$20,582	$384,459	$405,041	$21,931	$378,126	$400,057

4.	Deposits

Deposits include the following:

(In thousands)	June 30, 2013	December 31, 2012
Noninterest-bearing deposits	$219,693	$217,014
Interest-bearing deposits:
NOW and money market accounts	191,260	203,771
Savings accounts	42,163	43,117
Time deposits:
Under $100,000	30,787	32,532
$100,000 and over	63,198	66,853
Total interest-bearing deposits	327,408	346,273
Total deposits	$547,101	$563,287

Total brokered deposits included in time deposits above	$16,232	$17,984

5.	Short-term Borrowings/Other Borrowings

At  June 30, 2013, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $237,891,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $8,078,000. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. There are currently no restrictions on these lines of credit, although under the current Written Agreement with the Federal Reserve, the Bank’s liquidity position as well as its use of borrowing lines is monitored closely. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB lines of credit are collateralized by investment securities, while lines of credit with the Federal Reserve Bank are collateralized by certain qualifying loans. As of June 30, 2013, $8,516,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $355,080,000 in qualifying loans were pledged at June 30, 2013 as collateral for borrowing lines with the Federal Reserve Bank totaling $237,891,000. At June 30, 2013, the Company had no outstanding borrowings.

At December 31, 2012, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $217,841,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $10,493,000. At December 31, 2012, the Company had no outstanding borrowing balances. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2012, $11,054,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $324,462,000 in real estate-secured loans were pledged at December 31, 2012, as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $217,841,000. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

6.	Supplemental Cash Flow Disclosures

	Six Months Ended June 30,
(In thousands)	2013	2012
Cash paid during the period for:
Interest	$752	$1,067
Income Taxes	$—	$—
Noncash investing activities:
Loans transferred to foreclosed assets	$437	$—
OREO financed	$2,328	$—

7.	Common Stock Dividend

On June 25, 2013, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of July 12, 2013, 143,613 additional shares were issued to shareholders on July 24, 2013. Because the stock dividend was considered a “small stock dividend,” approximately $603,000 was transferred from retained earnings to common stock based upon the $4.20 closing price of the Company’s common stock on the declaration date of June 25, 2013. There were no fractional shares paid. Except for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

During the first quarter of 2013, the Company's Board of Director's issued a one-percent (1%) stock dividend on the Company's outstanding common stock. Approximately $619,000 was transferred from retained earnings to common stock and 142,157 additional shares were issued to shareholders.

8.	Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income available to common shareholders (in thousands)	$1,397	$2,172	$2,472	$3,224

Weighted average shares issued	14,506,389	14,364,176	14,504,740	14,364,176
Add: dilutive effect of stock options	1,394	—	3,589	—
Weighted average shares outstanding adjusted for potential dilution	14,507,783	14,364,176	14,508,329	14,364,176

Basic earnings per share	$0.10	$0.15	$0.17	$0.22
Diluted earnings per share	$0.10	$0.15	$0.17	$0.22
Anti-dilutive stock options excluded from earnings per share calculation	158,000	189,000	163,000	189,000

9.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At June 30, 2013 and December 31, 2012, the Company had a recorded valuation allowance of $2,686,000. The Company performs an analysis of the valuation allowance considering both tax planning strategies and future earnings as a basis for utilizing the deferred tax assets. The tax planning strategies include the sale of certain bank premise and the surrender of Bank Owned Life Insurance. In its review of a requirement for a valuation allowance, the Company identifies both positive and negative evidence to determine whether a valuation allowance is required. Negative evidence would include pretax losses recorded during each of the last three calendar years. These losses were the result of the severe economic downturn that began in 2008 resulting in substantial increases in the provision for loan losses as well as impairment losses related to other real estate owned through foreclosure, goodwill, and private label residential mortgage obligations. At December 31, 2012, the Company performed an analysis of future projected earnings to provide positive evidence that sufficient earnings would be generated to utilize the deferred tax assets. Underlying assumptions included continued reductions in nonperforming assets and general improvements in the economy, resulting in reduced provisions for loans losses and impairment charges, as well as reductions in expenses related to other real estate owned. Based upon this analysis, the Company has concluded that the valuation allowance of $2,686,000 at June 30, 2013 and December 31, 2012 is reasonable.

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

At June 30, 2013 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument, adjusted for deferrals of interest payments per the Company’s election at September 30, 2009. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 7.76% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions.

The fair value calculation performed at June 30, 2013 resulted in a pretax loss adjustment of $103,000 ($60,000, net of tax) for the quarter ended June 30, 2013 and a pretax loss adjustment of $660,000 ($388,000, net of tax) for the six months ended June 30, 2013. The previous year’s fair value calculation performed at June 30, 2012 resulted in pretax gain adjustment of $364,000 ($214,000, net of tax) for the quarter ended June 30, 2012, and a pretax loss adjustment of $112,000 ($66,000, net of tax) for the six months ended June 30, 2012.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

June 30, 2013
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$138,269	$138,269	$138,269
Interest-bearing deposits	1,511	1,511		1,511
Investment securities	25,527	25,527	10,813	14,714
Loans	393,878	392,738			392,738
Cash surrender value of life insurance	16,941	16,941			16,941
Accrued interest receivable	1,536	1,536		1,536
Financial Liabilities:
Deposits:
Noninterest-bearing	219,693	219,693	219,693
NOW and money market	191,260	191,260	191,260
Savings	42,163	42,163	42,163
Time Deposits	93,985	94,119			94,119
Total Deposits	547,101	547,235	453,116		94,119
Junior Subordinated Debt	10,882	10,882			10,882
Accrued interest payable	60	60		60

December 31, 2012
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$141,627	$141,627	$141,627
Interest-bearing deposits	1,507	1,507		1,507
Investment securities	31,844	31,844	13,593	18,251
Loans	388,249	386,836			386,836
Cash surrender value of life insurance	16,681	16,681			16,681
Accrued interest receivable	1,694	1,694		1,694
Financial Liabilities:
Deposits:
Noninterest-bearing	217,014	217,014	217,014
NOW and money market	203,771	203,771	203,771
Savings	43,117	43,117	43,117
Time Deposits	99,385	99,529			99,529
Total Deposits	563,287	563,431	463,902		99,529
Junior Subordinated Debt	10,068	10,068			10,068
Accrued interest payable	71	71		71

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain investments securities, certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no significant transfers in or out of Level 1 and Level 2 fair value measurements during the three months ended June 30, 2013.

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

Goodwill and Core Deposit Intangibles - Goodwill is not amortized but is evaluated periodically for impairment. Fair value of goodwill is determined by comparing the fair value of the operating unit with its carrying value. Fair value is determined on a discounted cash flow methodology using estimated market discount rates and projections of future cash flows for the related operating unit. In addition to projected cash flows, other market metrics are utilized including industry multiples of earnings and price-to-book ratios to estimate what a market participant would pay for the operating unit in the current business environment. Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes in discount rates, competitive forces within the industry, and other specific industry and market valuation conditions. If it is determined that goodwill impairment exists, impairment amounts are recorded as an impairment loss in other non-interest expense, and the carrying value of goodwill is reduced by the amount of the impairment. Core deposit intangibles are amortized over the estimated useful lives of the related deposits and are evaluated for impairment periodically. Core deposit intangibles are reviewed for impairment utilizing a discounted cash flow methodology based upon the anticipated deposit runoff over the estimated lives of the deposits, generally six to eight years. If it is determined that impairment exists on the core deposit intangible, impairment amounts are recorded as an impairment loss in other non-interest expense, and the carrying value of core deposit intangible is reduced by the amount of the impairment.

Bank-owned Life Insurance – Fair values of life insurance policies owned by the Company approximate the insurance contract’s cash surrender value.

Deposits – In accordance with authoritative accounting guidance, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at June 30, 2013 and December 31, 2012 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed under authoritative accounting guidance. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a discounted cash flows model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company used characteristics that market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the six months ended June 30, 2013, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of theses inputs, due primarily to the current economic environment, require the junior subordinated debt to be classified as a Level 3 fair value.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-balance sheet instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at June 30, 2013 and December 31, 2012.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheet and results of operations.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2013:

Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Subordinated Debt	Discounted cash flow	Discount Rate	7.76%

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of June 30, 2013 (in 000’s):

Description of Assets	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. government agencies	$19,037	$7,008	$12,029	$—
U.S. government agency CMO’s	2,685	—	2,685	—
Mutual Funds	3,805	3,805	—	—
Total AFS securities	$25,527	$10,813	$14,714	$—
Impaired loans (1):
Commercial and industrial	463	—	—	463
Real estate mortgage	7,898	—	—	7,898
RE construction & development	0	—	—	—
Agricultural	0	—	—	—
Installment/Other	0	—	—	—
Total impaired loans	$8,361	$—	$—	$8,361
Other real estate owned (1)	17,221	—	—	17,221
Total	$51,109	$10,813	$14,714	$25,582

Description of Liabilities	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,882	—	—	$10,882
Total	$10,882	—	—	$10,882

(1)Nonrecurring
(2)Recurring

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2012 (in 000’s):

Description of Assets	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities:
U.S Govt agencies	$24,366	$9,632	$14,734	$—
U.S Govt collateralized mortgage obligations	3,517	—	3,517	—
Mutual Funds	3,961	3,961	—	—
Total AFS securities	31,844	13,593	18,251	$—
Impaired Loans (1):
Commercial and industrial	576	—	—	576
Real estate mortgage	7,903	—	—	7,903
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	$8,479	$—	$—	$8,479
Other real estate owned (1)	23,932	—	—	23,932
Total	$64,255	$13,593	$18,251	$32,411

Description of Liabilities	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,068	$—	$—	$10,068
Total	$10,068	$—	$—	$10,068

(1)Nonrecurring
(2)Recurring

The Company recorded an impairment loss of $118,000 on other real estate owned during the six months ended June 30, 2013. There were no fair value impairment adjustments for the nonrecurring fair value measurements performed during the six months ended June 30, 2012.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the six months ended June 30, 2013 and 2012 (in 000’s):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Reconciliation of Assets:	Private label mortgage-backed securities	Private label mortgage-backed securities	Private label mortgage-backed securities	Private label mortgage-backed securities
Beginning balance	$—	$—	$8,566	$7,973
Total gains or (losses) included in earnings	—	—	(254)	339
Total gains or (losses) included in other comprehensive income	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending balance	$—	$—	$8,312	$8,312

The amount of total gains or (losses) for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$(254)	$339

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$10,685	$10,068	$9,567	$9,027
Total losses (gains) included in earnings (or changes in net assets)	103	660	(364)	112
Transfers in and/or (out) of Level 3	94	154	73	137
Ending balance	$10,882	$10,882	$9,276	$9,276
The amount of total losses (gains) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$103	$660	$(364)	$112

12.	Goodwill and Intangible Assets

At June 30, 2013 and December 31, 2012 the Company had goodwill, core deposit intangibles, and other identified intangible assets which were recorded in connection with various business combinations and purchases. The following table summarizes the carrying value of those assets at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Goodwill	$4,488	$4,488
Core deposit intangible assets	155	249
Total goodwill and intangible assets	$4,643	$4,737

Core deposit intangibles are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007 and totaled approximately $2.9 million at June 30, 2013. Annually, the Company conducts its impairment testing of the goodwill related to the Campbell reporting unit. Impairment testing for goodwill is a two-step process.

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

Core Deposit Intangibles: The core deposit intangible asset related to the Legacy Bank Merger, which totaled $3.0 million at the time of merger, was amortized over an estimated life of approximately seven years. At June 30, 2013, there was no remaining carrying value of the core deposit intangible related to the Legacy Bank merger. The Company recognized no amortization expense related to the Legacy operating unit during the six months ended June 30, 2013. The Company recognized $12,000 in amortization expense related to the Legacy operating unit during the six months ended June 30, 2012. At June 30, 2013, there was $155,000 in remaining carrying value of core deposit intangible related to the Taft branch acquisitions completed in April 2004.

 The Company did not record an impairment loss for the three or six months ended June 30, 2013 or June 30, 2012.

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

Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact the results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth. Net interest income before provision for credit losses has decreased between the three and six months ended June 30, 2013 and 2012, totaling $5,342,000 for the three months ended June 30, 2013 as compared to $5,967,000 for the three months ended June 30, 2012, and $10,602,000 for the six months ended June 30, 2013 as compared to $12,050,000 for the six months ended June 30, 2012. The decrease in net interest income between 2012 and 2013 was primarily the result of a shift in the mix as well as a decline in the yield on interest-earning assets which outweighed the decrease in the Company’s cost of funding between the two periods.

Average interest-earning assets increased approximately $24,659,000 between the six month periods ended June 30, 2013 and 2012. Components of the $24,659,000 increase in average earning assets between 2012 and 2013 included a decrease of $3,183,000 in loans and a $8,518,000 decrease in investment securities. More than offsetting these decreases between the comparative periods was an increase of $36,955,000 in overnight funds sold to the Federal Reserve Bank. During the past year, the Company’s cost of interest-bearing liabilities have continued to decline, with the average cost of interest-bearing liabilities dropping from 0.63% during the six months ended June 30, 2012, to 0.52% during the six months ended June 30, 2013.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 6/30/13	YTD Average 12/31/12	YTD Average 6/30/12
Loans and Leases	72.80%	74.20%	76.88%
Investment securities available for sale	5.27%	7.30%	7.16%
Interest-bearing deposits in other banks	0.28%	0.35%	0.41%
Interest-bearing deposits in FRB	21.65%	18.15%	15.55%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	15.28%	14.44%	14.59%
Money market accounts	41.37%	37.39%	35.00%
Savings accounts	12.36%	11.99%	11.92%
Time deposits	27.98%	33.44%	35.92%
Other borrowings	0.00%	0.00%	0.00%
Subordinated debentures	3.01%	2.74%	2.57%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

The residential real estate markets in the five county region from Merced to Kern showed signs of improvement during 2012 and those trends continued into the second quarter of 2013. The severe declines in residential construction and home prices that began in 2008 continue to show signs of easing and reversing direction. The sustained period of double-digit price declines from 2008 – 2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, a primary focus is reduction of nonperforming assets while providing customers options to work through this difficult economic period. Options include combinations of rate and term concessions, as well as forbearance agreements with borrowers. Median sales prices improved in the five county region from Merced to Kern between June 2012 to June 2013. Total nonperforming loans decreased during the six months ended June 30, 2013, totaling $20,548,000 at June 30, 2013 compared to $23,142,000 reported at December 31, 2012.

As a result of a modest improvement in the economy, the Company has experienced improvement in the loan portfolio between 2012 and 2013. During the six months ended June 30, 2013, the Company experienced increases in commercial and industrial and real estate mortgage loans, but experienced decreases in real estate construction development and agricultural loan categories. Loans increased $4,984,000 between December 31, 2012 and June 30, 2013, and increased $9,960,000 between June 30, 2012 and June 30, 2013. Commercial and industrial loans increased $3,662,000 between December 31, 2012 and June 30, 2013 and decreased $5,857,000 between June 30, 2012 and June 30, 2013. Real estate mortgage loans increased $13,253,000 between December 31, 2012 and June 30, 2013, and $20,566,000 between June 30, 2012 and June 30, 2013. Agricultural loans decreased $7,142,000 between December 31, 2012 and June 30, 2013 and decreased $10,053,000 between June 30, 2012 and June 30, 2013.  Commercial real estate loans (a component of real estate mortgage loans) have remained as a significant percentage of total loans over the past year, amounting to 36.20%, 33.39%, and 34.83%, of the total loan portfolio at June 30, 2013, December 31, 2012, and June 30, 2012, respectively. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $54,972,000 or 13.57% of the portfolio at June 30, 2013, $55,016,000, or 13.75% of the portfolio at December 31, 2012, and $43,252,000 or 10.95% of the portfolio at June 30, 2012. Loan participations purchased have decreased from $2,078,000 or 0.53% of the portfolio at June 30, 2012, to $33,000 or 0.01% of the portfolio at December 31, 2012, to $30,000 or less than 0.01% of the portfolio at June 30, 2013. Loan participations sold increased from $11,477,000 or 2.90% of the portfolio at June 30, 2012, to $12,117,000 or 3.0% of the portfolio at December 31, 2012, compared to $12,412,000, or 3.1%, at June 30, 2013.

Although market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped maintain adequate margins. The Company’s net interest margin decreased to 3.94% for the six months ended June 30, 2013, when compared to 4.67% for the six months ended June 30, 2012. The net interest margin has also been impacted by a decline in loans, the Company’s highest yielding asset, which has been partially offset by an increase in overnight investments with the Federal Reserve Bank, a much lower yielding asset. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. Loans yielded 5.62% during the six months ended June 30, 2013, as compared to 6.06% for the six months ended June 30, 2012.  The decrease in the Company’s cost of funds over the past year has mitigated the impact of declining yields on earning assets. The Company’s average cost of funds was 0.52% for the six months ended June 30, 2013 as compared to 0.63% for the six months ended June 30, 2012. Although the Company does not intend to increase its current level of brokered deposits, and in fact as a result of the 2010 Agreement with the Federal Reserve Bank and Order with the California Department of Financial Institutions, continues to systematically reduce brokered deposit levels as they mature in the future, the $16,232,000 in brokered deposits at June 30, 2013 continues to provide the Company with a low-cost source of deposits. The Company will continue to utilize these funding sources when required to maintain prudent liquidity levels, while seeking to increase core deposits when possible.

Total noninterest income of $1,626,000 reported for the six months ended June 30, 2013 decreased $2,423,000 or 59.84% as compared to the six months ended June 30, 2012. Noninterest income continues to be driven by customer service fees, which totaled $1,681,000 for the six months ended June 30, 2013, however the decrease in noninterest income between the six months ended June 30, 2013 and June 30, 2012, was primarily the result of a $1,807,000 decrease in gain on sale of other investments and a decrease of $548,000 due to a loss on fair value of financial liability, partially offset by an increase of $172,000 on impairment losses on investment securities.

Noninterest expense decreased approximately $1,730,000 or 17.37% between the six months ended June 30, 2012 and June 30, 2013. The decrease experienced during the six months ended June 30, 2013 were primarily the result of a decrease of $1,547,000 in the net operating cost on OREO and a decrease in salary expenses.

Effective March 31, 2009, and beginning with the quarterly interest payment due October 1, 2009, the Company deferred interest payments on the Company's $15.0 million of junior subordinated debentures relating to its trust preferred securities. This was the result of regulatory restraints which have precluded the Bank from paying dividends to the Holding Company. The Agreement with the Federal Reserve Bank entered into during March 2010 specifically prohibits the Company and the Bank from making any payments on the junior subordinated debt without prior approval of the Federal Reserve Bank. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals are elected, the Company will continue to record interest expense associated with the debentures. Upon the expiration of the deferral period, all accrued and unpaid interest will be due and payable. Under the terms of the debenture, the Company is precluded from paying cash dividends to shareholders or repurchasing its stock during the deferral period.

The Company has not paid any cash dividends on its common stock since the second quarter of 2008 and does not expect to resume cash dividends on its common stock for the foreseeable future. Because the Company has elected to defer the quarterly payments of interest on its junior subordinated debentures issued in connection with the trust preferred securities as discussed above, the Company is prohibited under the subordinated debenture agreement from paying cash dividends on its common stock during the deferral period. In addition, pursuant to the Agreement entered into with the Federal Reserve Bank during March of 2010, the Company and the Bank are precluded from paying cash dividends without prior consent of the Federal Reserve Bank.  On June 25, 2013, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of July 12, 2013, an additional 143,613 shares were issued to shareholders.

For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the six months ended June 30, 2013. Total assets decreased approximately $13,215,000 during the six months ended June 30, 2013, including a decrease of $6,711,000 in OREO, a decrease of

$3,358,000 in cash and cash equivalents, and a decrease of $6,317,000 in investment securities. Total deposits decreased $16,186,000, including decrease of $13,465,000 in savings and NOW and money market accounts, $2,679,000 in noninterest-bearing deposits and $5,400,000 in time deposits during the six months ended June 30, 2013. Average loans comprised approximately 72.80% and 76.88% of overall average earning assets during the six months ended June 30, 2013 and June 30, 2012, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, remained high during the six months ended June 30, 2013, but decreased $9,305,000 from a balance of $47,074,000 at December 31, 2012 to a balance of $37,769,000 at June 30, 2013. Nonaccrual loans totaling $10,665,000 at June 30, 2013, decreased $2,760,000 from the balance of $13,425,000 reported at December 31, 2012. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $1,349,000 during the six months ended June 30, 2013 with a balance of $20,582,000 at June 30, 2013. Other real estate owned through foreclosure decreased $6,711,000 between December 31, 2012 and June 30, 2013 as a result of the sale of various properties. As a result of the related events, nonperforming assets as a percentage of total assets decreased from 7.25% at December 31, 2012 to 5.94% at June 30, 2013.
The following table summarizes various nonperforming components of the loan portfolio, the related allowance for loan and lease losses and provision for credit losses for the periods shown.

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Provision for credit losses during period	$30	$1,019	$1,006
Allowance as % of nonperforming loans	54.30%	50.92%	40.26%

Nonperforming loans as % total loans	5.07%	5.78%	7.30%
Restructured loans as % total loans	3.53%	4.19%	4.24%

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Restructured loans were comprised of 52 loans totaling $14,316,000 at June 30, 2013, compared to 58 loans totaling $16,773,000 at December 31, 2012.

The Company recorded a provision of $30,000 to the allowance for credit losses during the six months ended June 30, 2013 as compared to a provision of $1,006,000 for the six months ended June 30, 2012. Net loan and lease charge-offs during the six months ended June 30, 2013 totaled $657,000 as compared to $3,044,000 for the six months ended June 30, 2012. The Company charged-off, or had partial charge-offs on, approximately 28 loans during the six months ended June 30, 2013, as compared to 15 loans during the same period ended June 30, 2012, and 26 loans during year ended December 31, 2012. The annualized percentage charge-offs to average loans were 0.34% and 1.54% for the six months ended June 30, 2013 and 2012, respectively, as compared to 0.74% for the year ended December 31, 2012.

Deposits decreased by $16,186,000 during the six months ended June 30, 2013, with decreases experienced in all interest-bearing deposit categories, partially offset by an increase in non-interest bearing deposits. The Company continues to reduce its reliance on brokered deposits and other wholesale funding sources, while maintaining sufficient liquidity.

Brokered deposits have provided the Company a relatively inexpensive funding source over the past several years totaling $16,232,000 or 2.97% of total deposits at June 30, 2013, as compared to $17,984,000 or 3.19% of total deposits at December 31, 2012, and $30,457,000 or 5.80% of total deposits at June 30, 2012. Brokered deposits and other wholesale funding sources were used to some degree to fund loan growth in 2007 and 2008, but the current state of the economy and the financial condition of the Company have made it increasingly important to continue to develop core deposits and reduce the Company’s dependence on brokered and other wholesale funding sources, including lines of credit with the Federal Reserve Bank and the FHLB. The Company continues its efforts to develop core deposit growth with employee training throughout the entire organization and a deposit-gathering program that incents employees to bring in new deposits from our local market area and establish more extensive relationships with our customers. As part of its liquidity position improvement plan resulting from the formal agreement with the Federal Reserve Bank issued in March 2010, the Company has reduced its reliance on brokered deposits in order to achieve levels more comparable with peers. The Company will seek to continue replacing maturing brokered deposits with core deposits, but may also control loan growth to help achieve that objective.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have remained low during the first three months of 2013. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.57% at June 30, 2013 as compared to 1.89% at December 31, 2012. Pursuant to fair value accounting guidance, the Company has recorded $660,000 in pretax fair value loss on its junior subordinated debt during the six months ended June 30, 2013, bringing the total cumulative gain recorded on the debt to $5,626,000 at June 30, 2013.

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

Results of Operations

For the quarters ended June 30, 2013 and 2012, the Company reported net income of $1,397,000 or $0.10 per share ($0.10 diluted) and $2,172,000 or $0.15 per share ($0.15 diluted), respectively. On a year-to-date basis, the Company reported net income of $2,472,000 or $0.17 per share ($0.17 diluted) for the six months ended June 30, 2013, as compared to $3,224,000 or $0.22 per share ($0.22 diluted) for the same period in 2012.

The Company’s return on average assets was 0.78% for the six months ended June 30, 2013 as compared to 1.05% for the six months ended June 30, 2012 and was 0.88% for the quarter ended June 30, 2013, compared to 1.42% for the quarter ended June 30, 2012. The Bank’s return on average equity was 7.04% for the six months ended June 30, 2013 as compared to 10.23% for the six months ended June 30, 2012 and was 7.85% for the quarter ended June 30, 2013, compared to 13.40% for the quarter ended June 30, 2012.

Net Interest Income

Net interest income before provision for credit losses totaled $10,602,000 for the six months ended June 30, 2013, representing a decrease of $1,448,000, or 12.02%, when compared to the $12,050,000 reported for the same period of the previous year.

The Company’s year-to-date net interest margin, as shown in Table 1, decreased to 3.94% at June 30, 2013 from 4.67% at June 30, 2012, a decrease of 73 basis points (100 basis points = 1%) between the two periods. While average market rates of interest have remained level between the six month periods ended June 30, 2013 and 2012 (the Prime rate averaged 3.25% during both periods), the decrease in the Company’s yield on loans and investment securities negatively impacted the net margin between the two six month periods.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Six Months Ended June 30, 2013 and 2012

		2013			2012
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans and leases (1)	$395,138	$11,020	5.62%	$398,321	$12,009	6.06%
Investment Securities – taxable	28,595	338	2.38%	37,113	978	5.30%
Interest-bearing deposits in other banks	1,509	4	0.53%	2,104	20	1.91%
Interest-bearing deposits in FRB	117,536	135	0.23%	80,581	94	0.23%
Total interest-earning assets	542,778	$11,497	4.27%	518,119	$13,101	5.08%
Allowance for credit losses	(11,506)			(12,963)
Noninterest-earning assets:
Cash and due from banks	22,892			22,767
Premises and equipment, net	12,077			12,736
Accrued interest receivable	1,302			1,582
Other real estate owned	21,675			25,476
Other assets	47,665			49,931
Total average assets	$636,883			$617,648
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$52,757	$31	0.12%	$49,136	$37	0.15%
Money market accounts	142,810	354	0.50%	117,864	363	0.62%
Savings accounts	42,650	43	0.20%	40,113	52	0.26%
Time deposits	96,569	314	0.66%	120,949	463	0.77%
Other borrowings	0	0	0.00%	0	—	0.00%
Junior subordinated debentures	10,410	153	2.96%	8,646	136	3.16%
Total interest-bearing liabilities	345,196	$895	0.52%	336,708	$1,051	0.63%
Noninterest-bearing liabilities:
Noninterest-bearing checking	214,801			210,751
Accrued interest payable	104			131
Other liabilities	5,938			6,208
Total Liabilities	566,039			553,798

Total shareholders' equity	70,844			63,850
Total average liabilities and shareholders' equity	$636,883			$617,648
Interest income as a percentage of average earning assets			4.27%			5.08%
Interest expense as a percentage of average earning assets			0.33%			0.41%
Net interest margin			3.94%			4.67%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $21,000 and $355,000 for the six months ended June 30, 2013 and 2012, respectively.

Interest rates and Interest Differentials
Three Months Ended June 30, 2013 and 2012

		2013			2012
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans and leases (1)	$396,203	$5,554	5.62%	$392,013	$5,966	6.05%
Investment Securities – taxable	26,396	140	2.13%	36,096	457	5.04%
Interest-bearing deposits in other banks	1,510	2	0.53%	1,682	10	2.37%
Interest-bearing deposits in FRB	119,860	70	0.23%	72,544	43	0.24%
Total interest-earning assets	543,969	$5,766	4.25%	502,335	$6,476	5.13%
Allowance for credit losses	(11,257)			(12,171)
Noninterest-earning assets:
Cash and due from banks	22,773			22,081
Premises and equipment, net	11,978			12,532
Accrued interest receivable	1,287			1,506
Other real estate owned	20,005			23,978
Other assets	46,853			60,732
Total average assets	$635,608			$610,993
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$52,829	$16	0.12%	$49,029	$15	0.12%
Money market accounts	138,877	143	0.41%	115,293	175	0.60%
Savings accounts	42,204	20	0.19%	39,513	22	0.22%
Time deposits	95,281	152	0.64%	117,447	225	0.76%
Other borrowings	0	0	0.00%	0	—	0.00%
Junior subordinated debentures	10,721	93	3.48%	8,791	72	3.26%
Total interest-bearing liabilities	339,912	$424	0.50%	330,073	$509	0.61%
Noninterest-bearing liabilities:
Noninterest-bearing checking	218,089			199,083
Accrued interest payable	97			126
Other liabilities	6,076			6,206
Total Liabilities	564,174			535,488

Total shareholders' equity	71,434			75,505
Total average liabilities and shareholders' equity	$635,608			$610,993
Interest income as a percentage of average earning assets			4.25%			5.13%
Interest expense as a percentage of average earning assets			0.32%			0.40%
Net interest margin			3.93%			4.73%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $13,000 and $196,000 for the quarters ended June 30, 2013 and 2012, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the six months ended June 30, 2013 compared to June 30, 2012
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$(989)	$(891)	$(98)
Investment securities available for sale	(640)	(452)	(188)
Interest-bearing deposits in other banks	(16)	(16)	—
Interest-bearing deposits in FRB	41	(1)	42
Total interest income	(1,604)	(1,360)	(244)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(15)	(77)	62
Savings and money market accounts	(9)	(12)	3
Time deposits	(149)	(63)	(86)
Other borrowings	—	0	—
Subordinated debentures	17	(9)	26
Total interest expense	(156)	(161)	5
Increase (decrease) in net interest income	$(1,448)	$(1,199)	$(249)

For the six months ended June 30, 2013, total interest income decreased approximately $1,604,000 or 12.24% as compared to the six month period ended June 30, 2012. Earning asset volumes decreased in all earning-asset categories except interest bearing deposits with the FRB between the two six month periods with a large decrease experienced in securities and loans, which on average decreased $8,518,000 and $3,183,000, respectively between the two six month periods. The average rates on loans decreased 44 basis points between the two six month periods, and the average rate on investment securities decreased approximately 292 basis points during the six months ended June 30, 2013 as compared to the same period of 2012.  The decrease in the average rate on investment securities is a result of the sale of  $7.5 million in impaired residential mortgage obligations during the fourth quarter of 2012.

For the quarter ended June 30, 2013, total interest income decreased $710,000 or 10.96%, as compared to the quarter ended June 30, 2012. Comparing those two periods, average interest earning assets increased $41,634,000, with the largest increase experienced in interest-bearing deposits in FRB. The average rate on total interest-earning assets decreased 88 basis points, primarily due to a decrease of 291 basis points on average rates paid on investment securities.

For the six months ended June 30, 2013, total interest expense decreased approximately $156,000, or 14.84% as compared to the six month period ended June 30, 2012. Between those two periods, average interest-bearing liabilities increased by $8,488,000, while the average rates paid on these liabilities decreased by 11 basis points.

For the quarter ended June 30, 2013, total interest expense decreased $85,000 or 16.70% as compared to the quarter ended June 30, 2012, as a result of an 11 basis point decrease on the average rates paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 0.50% for the quarter ended June 30, 2013, compared to 0.61% for the same period ended June 30, 2012.

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Such factors consider the allowance for credit losses to be adequate when it covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ended June 30, 2013, the provision to the allowance for credit losses amounted to $30,000 as compared to $1,006,000 for the six months ended June 30, 2012. For the quarter ended June 30, 2013, the provision to the allowance for credit losses amounted to $39,000, as compared to $1,004,000 for the quarter ended June 30, 2012. The amount provided to the allowance for credit losses during the first six months of 2013 brought the allowance to 2.75% of net outstanding loan balances at June 30, 2013, as compared to 2.95% of net outstanding loan balances at December 31, 2012, and 2.94% at June 30, 2012.

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2013 and 2012:

(In thousands)	2013	2012	Amount of Change	Percent Change
Customer service fees	$1,681	$1,801	$(120)	(6.66)%
Increase in cash surrender value of BOLI	277	280	(3)	(1.07)%
Impairment loss on investment securities, other than-temporary loss	—	(172)	172	(100.00)%
(Loss) gain on fair value of financial liability	(660)	(112)	(548)	(100.00)%
Gain on sale of other investment	—	1,807	(1,807)	(100.00)%
Other	328	445	(117)	(26.29)%
Total noninterest income	$1,626	$4,049	$(2,423)	(59.84)%

Noninterest income for the six months ended June 30, 2013 decreased $2,423,0000 or 59.84% when compared to the same six month period of 2012. Customer service fees, the primary component of noninterest income, decreased $120,000 or 6.66% between the two six month periods presented. The decrease in noninterest income of $2,423,000 between the two six month periods includes a decrease in gain on sale of other investment due to a gain of $1,807,000 realized in 2012 on the sale of a tax credit partnership, a decrease due to loss on fair value of financial liability, partially offset by an increase in impairment loss on investment securities.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2013 and 2012:

Table 4. Changes in Noninterest Expense

(In thousands)	2013	2012	Amount of Change	Percent Change
Salaries and employee benefits	$4,474	$4,598	$(124)	(2.70)%
Occupancy expense	1,788	1,605	183	11.40%
Data processing	93	37	56	151.35%
Professional fees	820	683	137	20.06%
FDIC/DFI insurance assessments	698	783	(85)	(10.86)%
Director fees	117	136	(19)	(13.97)%
Amortization of intangibles	93	170	(77)	(45.29)%
Correspondent bank service charges	157	160	(3)	(1.88)%
Loss on California tax credit partnership	65	184	(119)	(64.67)%
Net (gain) cost on operation of OREO	(1,218)	329	(1,547)	(470.21)%
Other	1,140	1,272	(132)	(10.38)%
Total expense	$8,227	$9,957	$(1,730)	(17.37)%

Noninterest expense decreased $1,730,000 between the six months ended June 30, 2013 and 2012. The net decrease in noninterest expense between the comparative periods is primarily the result of a decrease on net cost of operation on OREO, a decrease in loss on California tax credit partnership and reductions in salary expense.

Included in net costs on operations of OREO for the six month period and quarter ended June 30, 2013 are gains on the sale of OREO totaling $1,949,000 and $924,000, respectively, which were partially offset by impairment losses of $118,000 and $0, as well as OREO operating expenses totaling $613,000 and $588,000, respectively.

Net operating cost on operations of OREO for the six month period and quarter ended June 30, 2012 includes gains on sale of OREO of $337,000 and $275,000, respectively, which were offset by OREO operating expenses $666,000 and OREO operating revenue of $18,000, respectively.

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

The Company reviews its current tax positions at least quarterly based upon accounting standards related to uncertainty in income taxes which includes the criteria required for the income tax benefit, all or in part, to be recognized in a taxable entity’s financial statements. Under the income tax guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority. The Company has reviewed all of its tax positions as of June 30, 2013, and has determined that there are no material amounts that should be recorded under the current income tax accounting guidelines.

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At June 30, 2013 and December 31, 2012, the Company had a recorded valuation allowance of $2,686,000. The Company performs an analysis of the valuation allowance considering both tax planning strategies and future earnings as a basis for utilizing the deferred tax assets. The tax planning strategies include the sale of certain bank premise and the surrender of Bank Owned Life Insurance. In its review of a requirement for a valuation allowance, the Company identifies both positive and negative evidence to determine whether a valuation allowance is required. Negative evidence would include pretax losses recorded during each of the last three calendar years. These losses were the result of the severe economic downturn that began in 2008 and resulted in substantial increases in the provision for loan losses as well as impairment losses related to other real estate owned through foreclosure, goodwill, and private label residential mortgage obligations. At December 31, 2012, the Company performed an analysis of future projected earnings to provide positive evidence that sufficient earnings would be generated to utilize the deferred tax assets. Underlying assumptions included continued reductions in nonperforming assets and general improvements in the economy, resulting in reduced provisions for loans losses and impairment charges, as well as reductions in expenses related to other real estate owned. Based upon this analysis, the Company has concluded that the valuation allowance of $2,686,000 at June 30, 2013 and December 31, 2012 is reasonable.

Financial Condition

Total assets decreased $13,215,000, or 2.04% to a balance of $635,662,000 at June 30, 2013, from the balance of $648,877,000 at December 31, 2012, and increased $30,055,000, or 4.96%, from the balance of $605,607,000 at June 30, 2012. Total deposits of $547,101,000 at June 30, 2013 decreased $16,186,000, or 2.87% from the balance reported at December 31, 2012, and increased $22,099,000, or 4.21%, from the balance of $525,002,000 reported at June 30, 2012. Cash and cash equivalents decreased $3,358,000, or 2.37%, between December 31, 2012 and June 30, 2013; net loans increased $5,629,000, or 1.45% to a balance of $393,878,000; and investment securities decreased by $6,317,000, or 19.84% during the same six month period in 2013.

Earning assets averaged approximately $542,778,000 during the six months ended June 30, 2013, as compared to $518,119,000 for the same six month period of 2012. Average interest-bearing liabilities increased to $345,196,000 for the six months ended June 30, 2013, from $336,708,000 reported for the comparative six month period of 2012.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $405,041,000 at June 30, 2013, an increase of $4,984,000, or 1.25%, when compared to the balance of $400,057,000 at December 31, 2012, and an increase of $9,960,000, or 2.52%, when compared to the balance of $395,081,000 reported at June 30, 2012. Loans on average decreased $3,183,000, or 0.80%, between the six month periods ended June 30, 2012 and June 30, 2013, with loans averaging $395,138,000 for the six months ended June 30, 2013, as compared to $398,321,000 for the same six month period of 2012.

During the first six months of 2013, increases of $3,662,000 and $13,253,000 were experienced in commercial and industrial loans and real estate mortgage loans, respectively. There was a small decrease in installment loans.  Real estate construction and agricultural loans decreased $4,358,000 or 4.79%, and $7,142,000 or 19.75%, respectively, during the first six months of 2013.

The following table sets forth the amounts of loans outstanding by category at June 30, 2013 and December 31, 2012, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	June 30, 2013		December 31, 2012
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$75,779	18.7%	$72,117	18.0%	$3,662	5.08%
Real estate – mortgage	203,187	50.2%	189,934	47.5%	13,253	6.98%
RE construction & development	86,583	21.4%	90,941	22.7%	(4,358)	-4.79%
Agricultural	29,027	7.2%	36,169	9.0%	(7,142)	-19.75%
Installment/other	10,465	2.5%	10,884	2.8%	(419)	(3.85)%
Commercial lease financing	—	0.0%	12	0.0%	(12)	-100.00%
Total Gross Loans	$405,041	100.0%	$400,057	100.0%	$4,984	1.25%

The overall average yield on the loan portfolio was 5.62% for the six months ended June 30, 2013, as compared to 6.06% for the six months ended June 30, 2012. At June 30, 2013, 40.3% of the Company's loan portfolio consisted of floating rate instruments, as compared to 49.9% of the portfolio at December 31, 2012, with the majority of those tied to the prime rate. Approximately 43.49% or $70,950,000 million of the floating rate loans have rate floors at June 30, 2013 making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. Approximately $25,656,000 of the $70,950,000 in loans with floors have floor spreads of 100 basis points or more, meaning that interest rates would need to increase more than 1% (or 100 basis points) before the rates on those loans would increase and effectively become floating rate loans again. The portfolio of floating rate loans with floors has a relatively short duration with $19,956,000 million maturing in one year or less, and $26,884,000 maturing in less than two years.

Deposits

Total deposits were $547,101,000 at June 30, 2013, representing a decrease of $16,186,000, or 2.87% from the balance of $563,287,000 reported at December 31, 2012, and an increase of $22,099,000, or 4.21% from the balance of $525,002,000 reported at June 30, 2012.

The following table sets forth the amounts of deposits outstanding by category at June 30, 2013 and December 31, 2012, and the net change between the two periods presented.

Table 6. Deposits

(In thousands)	June 30, 2013	December 31, 2012	Net Change	Percentage Change
Noninterest bearing deposits	$219,693	$217,014	$2,679	1.23%
Interest bearing deposits:
NOW and money market accounts	191,260	203,771	(12,511)	-6.14%
Savings accounts	42,163	43,117	(954)	-2.21%
Time deposits:
Under $100,000	30,787	32,532	(1,745)	-5.36%
$100,000 and over	63,198	66,853	(3,655)	-5.47%
Total interest bearing deposits	327,408	346,273	(18,865)	-5.45%
Total deposits	$547,101	$563,287	$(16,186)	-2.87%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits, totaling $219,693,000 and $327,408,000 at June 30, 2013, respectively. Interest-bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest-bearing deposits decreased $18,865,000, or 5.45%, between December 31, 2012 and June 30, 2013, and noninterest-bearing deposits increased $2,679,000, or 1.23% between the same two periods presented. Included in the decrease of $18,865,000 in interest bearing deposits during the six months ended June 30, 2013, is a decrease of $12,511,000 in NOW and money market accounts and a decrease of $3,655,000 in Time Deposits of $100,000 and over.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 85.79% and 85.55% of the total deposit portfolio at June 30, 2013 and December 31, 2012, respectively. Brokered deposits totaled $16,232,000 at June 30, 2013, as compared to $17,984,000 at December 31, 2012, and $30,457,000 at June 30, 2012.

As a result of the March 2010 agreement with the Federal Reserve Bank, the Company has continued to reduce its reliance on brokered and other wholesale funding sources. The Company has a written plan, approved by the Federal Reserve Bank, to improve its liquidity position which includes a timetable to reduce the Bank’s reliance on brokered deposits and other wholesale funding, and specific liquidity targets and parameters to meet contractual obligations and unanticipated demands. Under the plan, the Company has systematically reduced the level of brokered deposits to peer levels, or approximately 5% of total deposits. This was achieved by letting some or all of the maturing brokered deposits run-off as needed during the estimated reduction period. Brokered deposits were 2.97% and 3.19% of total deposits at June 30, 2013 and December 31, 2012, respectively.

During the six months ended June 30, 2013, decreases were experienced in time deposits, as brokered time deposits were allowed to runoff as part of the Company’s plan to reduce brokered deposits and other wholesale funding. While total time deposits decreased by $5,400,000, or 1.56%, during the six months ended June 30, 2013, brokered deposits, a component of total time deposits, decreased $1,752,000, or 9.74%, during the six month period.  Pricing of brokered time deposits and other wholesale deposits have remained low over the past two years and have provided a viable alternate to borrowing from the Federal Reserve or the FHLB. The Company believes this rate structure will eventually turn, and wholesale funding sources, both deposits and borrowings, will again become more expensive relative to other core deposits in the marketplace. Although the Company will continue to use pricing strategies to control the overall level of time deposits and other borrowings as part of its balance sheet and liquidity planning process, the March 2010 agreement with the Federal Reserve Bank required reductions in brokered deposits, which places increased emphasis on core deposits as part of the Company’s long-term relationship banking strategy.  As a result, core deposits, including NOW and money market accounts, savings accounts, and noninterest-bearing checking accounts, continue to provide the Company’s primary funding source.

On a year-to-date average, the Company experienced an increase of $10,774,000, or 2.00%, in total deposits between the six month periods ended June 30, 2013 and June 30, 2012. Between these two periods, average interest-bearing deposits increased $6,724,000 or 2.05% ,and total noninterest-bearing deposits increased $4,050,000, or 1.92%, on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized FRB and FHLB lines of credit totaling $237,891,000 and $8,078,000 at June 30, 2013, respectively. These lines of credit generally have interest rates tied to either, the Federal Funds rate, short-term U.S. Treasury rates or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At June 30, 2013 and June 30, 2012, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $217,841,000, as well as collateralized FHLB lines of credit totaling $10,493,000 at December 31, 2012.

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

Also as part of the agreement with the Federal Reserve Bank, Board oversight has been enhanced to monitor the operations of the Company including, but not limited to, asset improvement and adequacy of the allowance for loan and lease losses. With regard to asset improvement, the Company will not, directly or indirectly, extend, renew, or restructure any loan to any borrower, including any related interest of the borrower, whose loans were criticized by the Federal Reserve Bank in their June 2009 examination, or any subsequent examination, without prior approval of a majority of the Board of Directors. Any extensions of credit, renewals, or restructurings on loans to such borrowers approved by the Board of Directors, will be supported with detailed written justification. Any additional loan, relationship, or asset in excess of $1.5 million that becomes past due more than 90 days, will be subject to a written plan to improve the Company’s position with regard to the asset, and that plan will be submitted to the Federal Reserve Bank. The Company will submit written reports to the Federal Reserve Bank on a quarterly basis to include updates of progress made on asset improvement, as well as review and monitoring of the adequacy of the allowance for loan and lease losses.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors, including economic factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (four years) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss”. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At June 30, 2013, “classified” loans totaled $32,574,000 or 8.01% of gross loans as compared to $35,036,000 or 8.8 % of gross loans at December 31, 2012.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at June 30, 2013 and December 31, 2012, as well as classified loans at those period-ends.

(in 000's)	June 30, 2013	December 31, 2012
Specific allowance – impaired loans	$535	$658
Formula allowance – classified loans not impaired	2,991	2,871
Formula allowance – special mention loans	62	113
Total allowance for special mention and classified loans	3,588	3,642

Formula allowance for pass loans	4,286	2,719
Unallocated allowance	3,283	5,423
Total allowance for loan losses	$11,157	$11,784

Impaired loans	20,582	21,931
Classified loans not considered impaired	11,992	13,105
Total classified loans	$32,574	$35,036
Special mention loans not considered impaired	$2,858	$2,057

Impaired loans decreased $1,349,000 between December 31, 2012 and June 30, 2013 and the specific allowance related to those impaired loans decreased $123,000 between December 31, 2012 and June 30, 2013. The formula allowance related to loans that are not impaired (including special mention and substandard) increased by $69,000 between December 31, 2012 and June 30, 2013. The level of “pass” loans increased approximately $11,961,000 between December 31, 2012 and June 30, 2013, while the related formula allowance increased $1,567,000 during the period as the result of increases in the level of “pass loans”, the loan loss factors assigned to "pass" loans as determined under migration analysis and decreases in qualitative factors assigned to the formula allowance.

The Company’s methodology includes features that are intended to reduce the difference between estimated and actual losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. Those factors include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. There were no changes in estimation methods or assumptions that affected the methodology for assessing the adequacy of the allowance for credit losses during the six months ended June 30, 2013.

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

At June 30, 2013 and December 31, 2012, the Company's recorded investment in impaired loans totaled $20,582,000 and $21,931,000, respectively. Included in total impaired loans at June 30, 2013, are $8,361,000 of impaired loans for which the related specific allowance is $535,000, as well as $12,221,000 of impaired loans that as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2012 included $8,479,000 of impaired loans for which the related specific allowance is $658,000 and $13,452,000 of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $20,310,000 during the first six months of 2013. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At June 30, 2013, included in impaired loans, are troubled debt restructures totaling $14,316,000. Of the $14,316,000 in troubled debt restructures at June 30, 2013, $4,433,000 are on nonaccrual status. Troubled debt restructures on accrual status totaling $9,883,000 are current with regards to payments, and are performing according to the modified contractual terms.

The largest category of impaired loans at June 30, 2013 is real estate mortgage, comprising approximately 82.90% of total impaired loans at June 30, 2013. Additionally, commercial and industrial and real estate construction loans combined represent approximately another 16.49% of total impaired loan balances at June 30, 2013. Of the $974,000 in commercial and industrial impaired loans reported at June 30, 2013, approximately $109,000 or 11.23% are secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at June 30, 2013, approximately $19,592,000 or 95.19% are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at June 30, 2013 and December 31, 2012.

	Balance	Reserve	Balance	Reserve
(in 000’s)	June 30, 2013	June 30, 2013	December 31, 2012	December 31, 2012
Commercial and industrial	$974	$14	$1,431	$37
Real estate – mortgage	17,063	521	18,457	621
RE construction & development	2,420	—	1,730	—
Agricultural	51	—	192	—
Installment/other	74	—	121	—
Commercial lease financing	—	—	—	—
Total Impaired Loans	$20,582	$535	$21,931	$658

Included in impaired loans are loans modified in troubled debt restructurings (“TDRs”), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At June 30, 2013, approximately $11,043,000 of the total $14,316,000 in TDRs was for real estate mortgages, and another $2,410,000 related real estate construction and development loans at June 30, 2013.

Total troubled debt restructurings decreased 14.65% at June 30, 2013 compared to December 31, 2012. Nonaccrual TDRs decreased by 37.94% and accruing TDRs increased by 2.63% over the same period. Within TDR categories, total residential mortgages and real estate construction TDRs showed a decrease of 13.51%. The majority of these credits are related to real estate construction projects that slowed significantly or stalled, and the Company pursued restructuring the qualified credits while the construction industry recovers and allow developers an opportunity to finish projects at a slower pace. Concessions granted in these circumstances include lengthened maturities, lower lot release prices, or rate reductions that enable the borrower to finish the construction projects and repay loans to the Company. The Company has had general success in its restructuring efforts even though not all restructured efforts will be entirely successful. In large part the successes are related to a recovering real estate market that began in late 2011 and is continuing into 2013.

The following table summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at June 30, 2013 and December 31, 2012.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in thousands)	June 30, 2013	June 30, 2013	June 30, 2013
Commercial and industrial	$812	$241	$571
Real estate - mortgage:
Commercial real estate	4,216	1,526	2,690
Residential mortgages	6,783	1,617	5,166
Home equity loans	44	—	44
Total real estate mortgage	11,043	3,143	7,900
RE construction & development	2,410	1,049	1,361
Agricultural	51	—	51
Installment/other	—	—	—
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$14,316	$4,433	$9,883

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in thousands)	December 31, 2012	December 31, 2012	December 31, 2012
Commercial and industrial	$990	$740	$250
Real estate - mortgage:
Commercial real estate	5,395	2,763	2,632
Residential mortgages	7,289	1,745	5,544
Home equity loans	10	10	—
Total real estate mortgage	12,694	4,518	8,176
RE construction & development	2,860	1,730	1,130
Agricultural	191	136	55
Installment/other	38	19	19
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$16,773	$7,143	$9,630

Of the $14,316,000 in total TDRs at June 30, 2013, $4,433,000 were on nonaccrual status at period-end. Of the $16,773,000 in total TDRs at December 31, 2012, $7,143,000 were on nonaccrual status at period-end. As of June 30, 2013, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

The following table summarizes special mention loans by type at June 30, 2013 and December 31, 2012.

(in thousands)	June 30, 2013	December 31, 2012
Commercial and industrial	$978	$1,867
Real estate - mortgage:
Commercial real estate	1,845	—
Residential mortgages	—	909
Home equity loans	—	—
Total real estate mortgage	1,845	909
RE construction & development	—	141
Agricultural	—	—
Installment/other	36	49
Commercial lease financing	—	—
Total Special Mention Loans	$2,859	$2,966

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions creating pressure on loan pricing. Low interest rates and a weak economy continue to dominate, even though real estate prices show signs of stabilization. The Company continues to place increased emphasis on reducing both the level of nonperforming assets and the level of losses on the disposition of these assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to reduce the impacts on the  real estate market. As part of this strategy, the Company has increased its level of troubled debt restructurings, when it makes economic sense. While business and consumer spending show improvement in recent quarters, current GDP remains anemic. It is difficult to forecast what impact the Federal Reserve actions to hold rates low will have on the economy. The local market has remained more relatively stable economically during the past several years than some areas of the state and the nation, where more volatile economic impacts were experienced, including more severe deterioration of residential real estate markets. Although the local area residential housing markets have been hard hit, they continue to perform better than some parts of the state which bodes well for sustained, but slower growth in the Company’s market areas of Fresno and Madera, Kern, and Santa Clara Counties. Local unemployment rates in the San Joaquin Valley remain high compared with other regions but are historically high as a result of the area's agricultural dynamics.  The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain low relative to other areas of the state. Management recognizes increased risk of loss due to the Company's exposure to local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the six month periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity

(In thousands)	June 30, 2013	June 30, 2012
Total loans outstanding at end of period before deducting allowances for credit losses	$405,035	$394,563
Average loans outstanding during period	395,138	398,321

Balance of allowance at beginning of period	11,784	13,648
Loans charged off:
Real estate	(216)	(63)
Commercial and industrial	(485)	(2,932)
Installment and other	(27)	(137)
Total loans charged off	(728)	(3,132)
Recoveries of loans previously charged off:
Real estate	3	4
Commercial and industrial	38	61
Installment and other	30	23
Total loan recoveries	71	88
Net loans charged off	(657)	(3,044)

Provision charged to operating expense	30	1,006
Balance of allowance for credit losses at end of period	$11,157	$11,610

Net loan charge-offs to total average loans (annualized)	0.34%	1.54%
Net loan charge-offs to loans at end of period (annualized)	0.32%	1.54%
Allowance for credit losses to total loans at end of period	2.75%	2.94%
Net loan charge-offs to allowance for credit losses (annualized)	11.78%	52.44%
Provision for credit losses to net charge-offs (annualized)	9.13%	66.10%

Net loan charge-offs decreased $2,387,000 during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. Loan charge-offs of $728,000 experienced during the six months ended June 30, 2013 included full or partial charge-offs of $289,000 in impaired loans.

At June 30, 2013 and June 30, 2012, $144,000 and $171,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, reported separately in other liabilities. Management believes that the 2.75% credit loss allowance at June 30, 2013 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in losses to the loan portfolio.

It is the Company's policy to discontinue the accrual of interest income on loans when reasonable doubt exists with respect to the timely collectability of interest or principal due or the ability of the borrower to otherwise comply with the terms of the loan agreement. Such loans are placed on nonaccrual status whenever the payment of principal or interest is 90 days past due, or earlier when the conditions warrant. Interest collected is thereafter credited to principal. Management may grant exceptions to this policy if the loans are well secured and in the process of collection.

Table 8. Nonperforming Assets

(In thousands)	June 30, 2013	December 31, 2012
Nonaccrual Loans	$10,665	$13,425
Restructured Loans (1)	9,883	9,716
Total nonperforming loans	20,548	23,141
Other real estate owned	17,221	23,932
Total nonperforming assets	$37,769	$47,073

Loans past due 90 days or more, still accruing	$0	$0
Nonperforming loans to total gross loans	5.07%	5.78%
Nonperforming assets to total assets	5.94%	7.25%
Allowance for loan losses to nonperforming loans	54.30%	50.92%

(1)	Included in nonaccrual loans at June 30, 2013 and December 31, 2012 are restructured loans totaling $4,433,000 and $7,144,000, respectively.

Non-performing loans decreased $2,594,000 between December 31, 2012 and June 30, 2013. Nonaccrual loans decreased $2,760,000 between December 31, 2012 and June 30, 2013 with real estate mortgage and real estate construction loans each comprising approximately 95.50% of total nonaccrual loans at June 30, 2013. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans increased from 50.92% at December 31, 2012 to 54.30% at June 30, 2013.

	Balance	Balance	Change from
Nonaccrual Loans (in 000's):	June 30, 2013	December 31, 2012	December 31, 2012
Commercial and industrial	$400	$1,181	$(781)
Real estate - mortgage	9,135	10,259	(1,124)
RE construction & development	1,050	1,730	(680)
Agricultural	—	136	(136)
Installment/other	80	119	(39)
Commercial lease financing	0	0	0
Total Nonaccrual Loans	$10,665	$13,425	$(2,760)

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at June 30, 2013 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities. At June 30, 2013, the Company had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At June 30, 2013, the Bank had 63.72% of total assets in the loan portfolio and a loan to deposit ratio of 74.03%, as compared to 61.65% of total assets in the loan portfolio and a loan to deposit ratio of 71.02% at December 31, 2012. Liquid assets at June 30, 2013 include cash and cash equivalents totaling $138,269,000 as compared to $141,627,000 at December 31, 2012. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $245,969,000 at June 30, 2013.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion). The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Since the quarter ended March 31, 2009, the Bank has been precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at March 31, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. The Company has not determined how long it will defer interest payments, but under the terms of the debenture, interest payments may be deferred up to five years (20 quarters). During such deferral periods, the Company is prohibited from paying dividends on its common stock (subject to certain exceptions) and will continue to accrue interest payable on the junior subordinated debt.  During the six months ended June 30, 2013, the Bank paid did not pay any cash dividends to the parent company.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2011	$124,184
June 30, 2012	$99,390
December 31, 2012	$141,627
June 30, 2013	$138,269

Cash and cash equivalents decreased $3,358,000 during the six months ended June 30, 2013, as compared to a decrease of $24,794,000 during the six months ended June 30, 2012.

The Company had a net cash inflow from operations of $3,844,000 for the six months ended June 30, 2013 and a positive cash inflow from operations totaling $4,966,000 for the period ended June 30, 2012. The Company experienced net cash inflows from investing activities totaling $8,972,000 and $19,665,000 during the six months ended June 30, 2013 and June 30, 2012, respectively, as settlement of OREO properties, proceeds from other investment sales and paydowns, and maturities of investment securities outweighed capital and investment expenditures.

During the six months ended June 30, 2013, the Company experienced net cash outflows from financing activities totaling $16,174,000 primarily as the result of decreases in demand deposits and savings accounts. For the six months ended June 30, 2012, the Company experienced net cash outflows of $49,425,000 from financing activities due to decreases in brokered deposits and demand deposits and savings accounts.

The Company has the ability to increase or decrease loan growth, increase or decrease deposits and borrowings, or a combination of both to manage balance sheet liquidity.

Regulatory Matters

Regulatory Agreement with the Federal Reserve Bank of San Francisco

Effective March 23, 2010, United Security Bancshares (the "Company") and its wholly owned subsidiary, United Security Bank (the "Bank"), entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco. Under the terms of the Agreement, the Company and the Bank agreed to strengthen board oversight of management and the Bank's operations; submit an enhanced written plan to strengthen credit risk management practices and improve the Bank’s position on the past due loans, classified loans, and other real estate owned; maintain a sound process for determining, documenting, and recording an adequate allowance for loan and lease losses; improve the management of the Bank's liquidity position and funds management policies; maintain sufficient capital at the Company and Bank level; and improve the Bank’s earnings and overall condition. The Company and Bank have also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock, declare or pay any cash dividends, or pay interest on the Company's junior subordinated debt or trust preferred securities, without prior written approval from the Federal Reserve Bank. The Company generates no revenue of its own and as such, relies on dividends from the Bank to pay its operating expenses and interest payments on the Company’s junior subordinated debt. The inability of the Bank to pay cash dividends to the Company may hinder the Company’s ability to meet its ongoing operating obligations.

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

The Agreement’s major components and requirements for the Bank are as follows:

•
Strengthen board oversight of the Bank’s management and operations by the Bank submitting a written plan to the Federal Reserve Bank to address and include (i) the actions that the board will take to improve the Bank’s conditions and maintain effective control over, and supervision of, the Bank’s major operations and activities, (ii) the responsibility of the board to monitor management’s adherence to approved policies and procedures, and applicable laws and regulations; and (iii) a description of the information and reports that are regularly reviewed by the board in its oversight of the operations and management of the Bank;

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

•
Strengthen asset quality at the Bank by (i) not extending, renewing, or restructuring any credit to or for the benefit of any borrower, including any related interest of the borrower, whose loans or other extensions of credit were criticized in the Report of Examination or in any subsequent report of examination, without appropriate underwriting analysis, documentation, board or committee approval and certification that the board or committee reasonably believes that the extension of credit will not impair the Bank’s interest in obtaining repayment of the already outstanding credit and that the extension of credit or renewal will be repaid according to its terms, (ii) submitting to the Federal Reserve Bank an acceptable written plan designed to improve the Bank’s position through repayment, amortization, liquidation, additional collateral, or other means on each loan or other asset in excess of $1.5 million including other real estate owned that is past due as to principal or interest more than 90 days, on the Bank’s problem loan list, or was adversely classified in the Report of Examination or subsequent report of examination;

•
Improve management of the Bank’s allowance for loan losses by (i) eliminating from its books, by charge-off or collection, all assets or portions of assets classified “loss” in the Report of Examination that have not been previously collected in full or charged off within 10 days of the Agreement, and, within 30 days from the receipt of any federal or state report of examination, charge off all assets classified “loss” unless otherwise approved in writing by the Federal Reserve Bank, (ii)  maintain a sound process for determining, documenting, and recording an adequate allowance for loan and lease losses (“ALLL”) in accordance with regulatory reporting instructions and relevant supervisory guidance, and (iii) within 60 days of the date of the Agreement,  submitting to the Federal Reserve Bank an acceptable written program for the maintenance of an adequate ALLL, including provision for a review of the ALLL by the board on at least a quarterly calendar basis and remedying any deficiency found in the ALLL in the quarter it is discovered, and the board maintaining written documentation of its review of the ALLL;

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

•
Not incur debt or redeem stock, without the prior written approval of the Federal Reserve Bank. The Company agrees not to incur, increase, or guarantee any debt or purchase or redeem any shares of its stock;

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

Since the effective date of the Agreement, the Bank submitted quarterly progress reports to the Federal Reserve. As of the July 23, 2013 progress report submitted for the second quarter of 2013, the Company and the Bank believe they are in compliance with the Agreement, including deadlines and remediation of violations of laws and regulations regarding stale loan appraisals.

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

Pursuant to the March 2010 Agreement with the Federal Reserve Bank, the Company and the Bank are required to maintain sufficient capital to support current and future capital needs, including compliance with Capital Adequacy Guidelines taking into account the volume of classified assets, concentrations of credit, the level of the allowance for loan losses, current and projected growth, and projected retained earnings.  Pursuant to the Order issued by the California Department of Financial Institutions in May 2010, the Bank is required to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.5%. For purposes of the Order, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 12.37% at June 30, 2013.

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

The following table sets forth the Company’s and the Bank's actual capital positions at June 30, 2013, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank		To Be Well Capitalized under Prompt Corrective
	Actual Capital Ratios	Actual Capital Ratios	Minimum Capital Ratios	Action Provisions
Total risk-based capital ratio	16.28%	16.43%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	15.01%	15.17%	5.00%	6.00%
Leverage ratio	11.02%	11.16%	4.00%	5.00%

As is indicated by the above table, and the above discussion of the required ratio of tangible shareholders’ equity to total tangible assets under the Order, the Company and the Bank exceeded all applicable regulatory capital guidelines at June 30, 2013. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an agreement with the Federal Reserve Bank that, among other things, requires prior approval before paying a cash dividend or otherwise making a distribution of stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company. In addition, effective October 2009, the Company elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its trust preferred securities. Under the subordinated debenture agreement, the Company is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred.  In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the six months ended June 30, 2013, the Company received no cash dividends from the Bank.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At June 30, 2013, the bank was not subject to a reserve requirement.

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

As of June 30, 2013, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there were no material changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple errors or mistakes.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. Other Information

Item 1. Not applicable

Item 1A. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended June 30, 2013.

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

* Data required by Statement of Financial Accounting Standards No. 128, Earnings per Share, is provided in Note 8 to the consolidated financial statements in this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Security Bancshares

Date:	August 2, 2013	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/ S/ Richard B. Shupe
Richard B. Shupe
Senior Vice President and Chief Financial Officer