Form 10-Q
period 2013-09-30
UNITED SECURITY BANCSHARES
filed 2013-11-12
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of October 31, 2013: 14,653,336

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
September 30, 2013 and December 31, 2012

(in thousands except shares)	September 30, 2013	December 31, 2012
Assets
Cash and due from banks	$28,552	$27,481
Cash and due from FRB	153,290	114,146
Cash and cash equivalents	181,842	141,627
Interest-bearing deposits in other banks	1,513	1,507
Investment securities available for sale (at fair value)	32,577	31,844
Loans and leases	384,030	400,057
Unearned fees and unamortized loan origination costs	(38)	(24)
Allowance for credit losses	(10,552)	(11,784)
Net loans	373,440	388,249
Accrued interest receivable	1,397	1,694
Premises and equipment – net	12,088	12,262
Other real estate owned	17,125	23,932
Intangible assets	109	249
Goodwill	4,488	4,488
Cash surrender value of life insurance	17,072	16,681
Investment in limited partnerships	4,018	4,312
Deferred income taxes - net	10,130	9,724
Other assets	5,932	12,308
Total assets	$661,731	$648,877

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$236,112	$217,014
Interest bearing	335,364	346,273
Total deposits	571,476	563,287

Accrued interest payable	57	71
Accounts payable and other liabilities	5,895	6,010
Junior subordinated debentures (at fair value)	10,804	10,068
Total liabilities	588,232	579,436

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 14,653,336 issued and outstanding at September 30, 2013, and 14,217,303 at December 31, 2012	45,038	43,173
Retained earnings	28,662	26,179
Accumulated other comprehensive (loss) income	(201)	89
Total shareholders' equity	73,499	69,441
Total liabilities and shareholders' equity	$661,731	$648,877

United Security Bancshares and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands except shares and EPS)	2013	2012	2013	2012
Interest Income:
Loans, including fees	$5,545	$5,670	$16,565	$17,678
Investment securities – AFS – taxable	157	397	495	1,375
Interest on deposits in FRB	88	62	223	157
Interest on deposits in other banks	2	2	6	22
Total interest income	5,792	6,131	17,289	19,232
Interest Expense:
Interest on deposits	301	441	1,043	1,356
Interest on other borrowings	64	68	217	207
Total interest expense	365	509	1,260	1,563
Net Interest Income Before Provision for Credit Losses	5,427	5,622	16,029	17,669
Provision for Credit Losses	(1,150)	4	(1,120)	1,010
Net Interest Income	6,577	5,618	17,149	16,659
Noninterest Income:
Customer service fees	873	902	2,554	2,700
Increase in cash surrender value of bank-owned life insurance	140	147	417	427
Loss on sale of securities	—	(10)	—	(10)
Impairment loss on investment securities	—	(113)	—	(284)
(Loss) gain on fair value of financial liability	141	(171)	(519)	(284)
Gain on sale of other investment	—	—	—	1,807
Other	259	218	586	599
Total noninterest income	1,413	973	3,038	4,955
Noninterest Expense:
Salaries and employee benefits	2,210	2,078	6,684	6,676
Occupancy expense	905	1,004	2,693	2,608
Data processing	33	15	126	53
Professional fees	316	408	1,136	1,092
Regulatory assessments	334	275	1,032	1,058
Director fees	58	61	175	196
Amortization of intangibles	47	79	140	248
Correspondent bank service charges	72	75	229	235
Loss on California tax credit partnership	86	23	151	207
Net cost (gain) on operation and sale of OREO	182	(91)	(1,036)	238
Other	711	520	1,851	1,722
Total noninterest expense	4,954	4,447	13,181	14,333
Income Before Provision for Taxes	3,036	2,144	7,006	7,281
Provision for Taxes on Income	1,184	778	2,683	2,690
Net Income	$1,852	$1,366	$4,323	$4,591

Net Income per common share
Basic	$0.13	$0.09	$0.30	$0.32
Diluted	$0.13	$0.09	$0.30	$0.32
Shares on which net income per common shares were based
Basic	14,653,336	14,507,796	14,650,992	14,507,796
Diluted	14,653,570	14,507,796	14,651,915	14,507,796

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net Income	$1,852	$1,366	$4,323	$4,591

Unrealized holdings gains (losses) on securities	(127)	811	(542)	1,494
Unrealized gains on unrecognized post retirement costs	20	—	60	—
Other comprehensive (loss) income, before tax	(107)	811	(482)	1,494
Tax benefit (expense) related to securities	50	(324)	217	(597)
Tax expense related to unrecognized post retirement costs	(8)	—	(25)	—
Total other comprehensive (loss) income	(65)	487	(290)	897
Comprehensive income	$1,787	$1,853	$4,033	$5,488

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance December 31, 2011	13,531,832	$41,435	$21,447	$(709)	$62,173

Other comprehensive (loss) income				897	897
Common stock dividends	409,985	984	(984)		0
Stock-based compensation expense		13			13
Net Income			4,591		4,591
Balance September 30, 2012	13,941,817	$42,432	$25,054	$188	$67,674

Other comprehensive (loss) income				(99)	(99)
Common stock dividends	140,725	353	(353)
Common stock issuance	134,761	383			383
Stock-based compensation expense		5			5
Net Income			1,478		1,478
Balance December 31, 2012	14,217,303	$43,173	$26,179	$89	$69,441

Other comprehensive (loss) income				(290)	(290)
Common stock dividends	430,831	1,840	(1,840)		0
Stock options exercised	5,202	12			12
Stock-based compensation expense		13			13
Net Income			4,323		4,323
Balance September 30, 2013	14,653,336	$45,038	$28,662	$(201)	$73,499

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In thousands)	2013	2012
Cash Flows From Operating Activities:
Net Income	$4,323	$4,591
Adjustments to reconcile net income:to cash provided by operating activities:
Provision for credit losses	(1,120)	1,010
Depreciation and amortization	967	923
Amortization of investment securities	20	24
Accretion of investment securities	(49)	(150)
Decrease in accrued interest receivable	297	326
Decrease in accrued interest payable	(14)	(17)
Increase (decrease) in accounts payable and accrued liabilities	156	(66)
Increase (decrease) in unearned fees	14	(182)
Increase in income taxes payable	6,575	2,754
Stock-based compensation expense	13	13
Deferred income taxes	272	25
Gain on sale of other real estate owned	(1,949)	(386)
Impairment loss on other real estate owned	214	—
Impairment loss on investment securities	—	284
Impairment loss on investment in bank stock	—	76
Increase in surrender value of life insurance	(442)	(427)
Loss on fair value option of financial liabilities	519	284
Loss on tax credit limited partnership interest	151	207
Amortization of Goodwill and CDI	140	248
Loss on sale of investment securities	—	10
Gain on sale of other investment	—	(1,807)
Net decrease in other assets	(920)	(263)
Net cash provided by operating activities	9,167	7,477

Cash Flows From Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(6)	681
Redemption of correspondent bank stock	433	438
Purchases of available-for-sale securities	(8,302)	(11,022)
Maturities and calls of available-for-sale securities	3,600	3,508
Principal payments of available-for-sale securities	3,458	5,088
SERP distributions	—	(31)
Net decrease in loans	17,806	29,139
Cash proceeds from sales of other real estate owned	6,651	3,988
Cash proceeds from sale of other investment	—	2,174
Cash proceeds from sale of premises and equipment	—	36
Capital expenditures for premises and equipment	(793)	(769)
Net cash provided by investing activities	22,847	33,230

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	16,372	10,752
Net decrease in certificates of deposit	(8,183)	(34,123)
Proceeds from exercise of stock options	12	—
Net cash provided by (used in) financing activities	8,201	(23,371)

Net increase in cash and cash equivalents	40,215	17,336
Cash and cash equivalents at beginning of period	141,627	124,184
Cash and cash equivalents at end of period	$181,842	$141,520

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

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its 2012 Annual Report on Form 10-K. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

Certain reclassifications have been made to the 2012 financial statements to conform to the classifications used in 2013.

Recently Issued Accounting Standards:

In February 2013, The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for reporting periods beginning after December 15, 2012.  The amounts reclassified out of net income were not significant and this ASU did not have a significant impact on the Company’s financial statements.

In January 2013, the FASB issued ASU No. 2013-01 Balance Sheet (Topic 210) Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. It further clarifies that the scope of ASU No. 2011-11 applies to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. Both ASU 2011-11 and ASU 2013-1 are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted these ASUs during the first quarter of 2013 and they did not have a material impact on its financial statements.

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11 Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The ASU enhances disclosures in order to improve the comparability of offsetting (netting) assets and liabilities reported in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS) by requiring entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statements of condition and instruments and transactions subject to an agreement similar to a master netting arrangement. This ASU did not have a significant impact on the Company’s financial statements.

2.	Investment Securities Available for Sale and Other Investments

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of September 30, 2013 and December 31, 2012:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
September 30, 2013
Securities available for sale:
U.S. Government agencies	$25,803	$675	$(7)	$26,471
U.S. Government collateralized mortgage obligations	2,172	147	—	2,319
Mutual Funds	4,000	—	(213)	3,787
Total securities available for sale	$31,975	$822	$(220)	$32,577

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2012
Securities available for sale:
U.S. Government agencies	$23,433	$933	$—	$24,366
U.S. Government collateralized mortgage obligations	3,266	251	—	3,517
Mutual Funds	4,000	—	(39)	3,961
Total securities available for sale	$30,699	$1,184	$(39)	$31,844

The amortized cost and fair value of securities available for sale at September 30, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns. Mutual funds are included in the "due in one year or less" category below.

	September 30, 2013
	Amortized Cost	Fair Value (Carrying Amount)
(In thousands)
Due in one year or less	$4,023	$3,811
Due after one year through five years	12,234	12,271
Due after five years through ten years	1,924	2,066
Due after ten years	11,622	12,110
Collateralized mortgage obligations	2,172	2,319
	$31,975	$32,577

There were no realized gains or losses on sale of available-for-sale securities for the nine months ended September 30, 2013, compared to a $10,000 realized loss on sale of available-for sale securities for the same period ended September 30, 2012. There were no other-than-temporary impairment losses for the three and nine months ended September 30, 2013. There were other-than-temporary impairment losses on certain of the Company’s private label mortgage-backed securities of $113,000 and $284,000 for the three and nine months ended September 30, 2012.

At September 30, 2013 available-for-sale securities with an amortized cost of approximately $19,688,000 (fair value of $20,489,000) were pledged as collateral for FHLB borrowings and public funds balances.

The Company had no held-to-maturity or trading securities at September 30, 2013 or December 31, 2012.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities:

	Less than 12 Months		12 Months or More		Total
(In thousands)
September 30, 2013	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$6,303	$(7)	$—	$—	$6,303	$(7)
U.S. Government agency collateral mortgage obligations	—	—	—	—	—	—
Mutual Funds	3,787	(213)	—	—	3,787	(213)
Total impaired securities	$10,090	$(220)	$—	$—	$10,090	$(220)

December 31, 2012:
Securities available for sale:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
U.S. Government agency collateral mortgage obligations	—	—	—	—	—	—
Mutual Funds	3,961	(39)	—	—	3,961	(39)
Total impaired securities	$3,961	$(39)	$—	$—	$3,961	$(39)

The Company evaluates investment securities for other-than-temporary impairment (OTTI) at least quarterly, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under ASC Topic 320, Investments – Debt and Equity Instruments. Certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, are evaluated under ASC Topic 325-40, Beneficial Interest in Securitized Financial Assets.

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

At September 30, 2013, the decline in market value of the impaired securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

At September 30, 2013 and December 31, 2012, the Company had no securities which have been impaired more than twelve months. At September 30, 2013, the Company had three U.S. Government agency securities and a mutual fund which have been impaired for less than twelve months. The three U.S. Government agency securities had an aggregate fair value of $6,303,000 and unrealized losses of $7,000. The mutual fund had a fair value of $3,787,000 and an unrealized loss of $213,000.

At September 30, 2012, the Company had three private label mortgage-backed securities which had been impaired more than twelve months. The three private label mortgage-backed securities had an aggregate fair value of $8,814,000 and unrealized losses of approximately $394,000 at September 30, 2012. All three private label mortgage-backed securities were rated less than high credit quality at September 30, 2012. The Company evaluated these three private label mortgage-backed securities for OTTI by comparing the present value of expected cash flows to previous estimates to determine whether there had been adverse changes in cash flows during the period. The OTTI evaluation was conducted utilizing the services of a third party specialist and consultant in Mortgage Backed Securities (MBS) and Collateralized Mortgage Obligations (CMO) products. The cash flow assumptions used in the evaluation at September 30, 2012 utilized a discounted cash flow valuation technique using a “Liquidation Scenario” whereby loans are evaluated by delinquency and are assigned probability of default and loss factors deemed appropriate in the current economic environment. The liquidation scenario assumes that all loans 60 or more days past due are liquidated and losses are realized over a period of between six and twenty-four months based upon current 3-month trailing loss severities obtained from reputable financial data sources. In determining fair value under the discounted cash flow analysis, all loans within the mortgage pools, including those less than 60 or more past due, are evaluated for other-than-temporary impairment utilizing the following components:

-     Collateral Cash Flows: Loan level cash flows are evaluated based upon estimated prepayment speeds, default rates, and estimated loss severities of liquidated assets.

-     Prepayment Assumptions: Prepayment speeds are based upon the borrower’s incentive to pay as well as their ability to pay based upon their credit. In addition, conditional prepayment rates (CPR) and conditional repayment rates (CRR) are evaluated.

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

-   Loss Severity: Estimates of loss severity for each loan are based upon initial LTV ratios, the loan’s lien position, mortgage insurance coverage, and any change in the property’s price since the loan was originated.

-   Bond Waterfall: With other components of the individual loans within the collateralized mortgage pools evaluated, the cash flows are allocated to securities based upon contractual waterfall rules provided in the securities prospectus.

-   Internal Rate of Return: Future estimated cash flow streams are discounted at pretax yield rates calculated using both credit and non-credit components to determine what the required IRRs would be for similar securities in a market that is generally illiquid.

As a result of the impairment evaluation, the Company determined that there had been adverse changes in cash flows in all three of the private label mortgage-backed securities, and concluded that these three private label mortgage-backed securities were other-than-temporarily impaired. At September 30, 2012, the three private label mortgage-backed securities had cumulative other-than-temporary-impairment losses of $2,645,000, $394,000 of which was recorded in other comprehensive loss. During the nine months ended September 30, 2012, the company recorded OTTI impairment expense of $284,000 on the three private label mortgage-backed securities. These three private label mortgage-backed securities remained classified as available for sale at September 30, 2012 and were subsequently sold during the fourth quarter of 2012.

The following table details the three private label mortgage-backed securities with other-than-temporary-impairment, their credit rating at September 30, 2012, the related credit losses recognized in earnings during the quarter, and impairment losses in other comprehensive loss:

September 30, 2012	RALI 2006-QS1G A10	RALI 2006 QS8 A1	CWALT 2007- 8CB A9
(in thousands)	Rated D	Rated D	Rated CCC	Total
Amortized cost – before OTTI	$3,611	$1,101	$6,747	$11,459

Credit loss	(771)	(232)	(1,248)	(2,251)
Other impairment (OCI)	(124)	(5)	(265)	(394)
Carrying amount – September 30, 2012	$2,716	$864	$5,234	$8,814

Total impairment - September 30, 2012	$(895)	$(237)	$(1,513)	$(2,645)

The following table summarizes amounts related to credit losses recognized in earnings for the three and nine months ended ended September 30, 2013 and 2012.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Beginning balance - credit losses	$—	$2,277	$—	$2,257
Additions:
Initial credit impairments	—	—	—	—
Subsequent credit impairments	—	113	—	284
Reductions:
For securities sold or credit losses realized on principal payments	—	(139)	—	(290)
Due to change in intent or requirement to sell	—	—	—	—
For increase expected in cash flows	—	—	—	—
Ending balance - credit losses	$—	$2,251	$—	$2,251

3.	Loans and Leases

Loans are comprised of the following:

(In thousands)	September 30, 2013	December 31, 2012
Commercial and business loans	$68,606	$69,780
Government program loans	2,200	2,337
Total commercial and industrial	70,806	72,117
Real estate – mortgage:
Commercial real estate	142,366	133,599
Residential mortgages	50,502	55,016
Home Improvement and Home Equity loans	1,469	1,319
Total real estate mortgage	194,337	189,934
RE construction and development	83,676	90,941
Agricultural	24,980	36,169
Installment	10,231	10,884
Commercial lease financing	0	12
Total Loans	$384,030	$400,057

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 18.4% of total loans at September 30, 2013 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans generally comes from the cash flow of the borrower.

Real estate mortgage loans, representing 50.6% of total loans at September 30, 2013, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower.

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

Real estate construction and development loans, representing 21.8% of total loans at September 30, 2013, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 6.5% of total loans at September 30, 2013 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans represent 2.7% of total loans at September 30, 2013 and generally consist of loans to individuals for household, family and other personal expenditures such as credit cards, automobiles or other consumer items.

Commercial lease financing loans, consist of loans to small businesses, which are secured by commercial equipment. Repayment of the lease obligation is from the cash flow of the borrower. The Company has no commercial lease financing loans at September 30, 2013.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At September 30, 2013 and December 31, 2012, these financial instruments include commitments to extend credit of $71,626,000 and $60,050,000, respectively, and standby letters of credit of $3,001,000 and $2,404,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at September 30, 2013 (in thousands):

September 30, 2013	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$352	$—	$—	$352	$68,254	$68,606	$—
Government Program Loans	—	—		—	2,200	2,200	—
Total Commercial and Industrial	352	—	—	352	70,454	70,806	—
Commercial Real Estate Loans		506	7,165	7,671	134,695	142,366	—
Residential Mortgages		858	257	1,115	49,387	50,502	—
Home Improvement and Home Equity Loans	92		—	92	1,377	1,469	—
Total Real Estate Mortgage	92	1,364	7,422	8,878	185,459	194,337	—

RE Construction and Development Loans	—	315	—	315	83,361	83,676	—
Agricultural Loans	—	—	—	—	24,980	24,980	—
Consumer Loans	71	—	—	71	9,846	9,917	—
Overdraft protection Lines	—	—	—	—	97	97	—
Overdrafts	—	—	—	—	217	217	—
Total Installment/other	71	—	—	71	10,160	10,231	—
Commercial Lease Financing	—	—	—	—	—	—	—
Total Loans	$515	$1,679	$7,422	$9,616	$374,414	$384,030	$—

The following is a summary of delinquent loans at December 31, 2012 (in thousands):

December 31, 2012	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$65	$—	$256	$321	$69,459	$69,780	$—
Government Program Loans	88	—	—	88	2,249	2,337	—
Total Commercial and Industrial	153	—	256	409	71,708	72,117	—
Commercial Real Estate Loans	3,152	2,130	5,328	10,610	122,989	133,599	—
Residential Mortgages	333	322	437	1,092	53,924	55,016	—
Home Improvement and Home Equity Loans	119	140	—	259	1,060	1,319	—
Total Real Estate Mortgage	3,604	2,592	5,765	11,961	177,973	189,934	—
RE Construction and Development Loans	—	—	—	—	90,941	90,941	—
Agricultural Loans	—	136	—	136	36,033	36,169	—
Consumer Loans	305	34	—	339	10,300	10,639	—
Overdraft protection Lines	—	—	—	—	90	90	—
Overdrafts	—	—	—	—	155	155	—
Total Installment	305	34	—	339	10,545	10,884	—
Commercial Lease Financing	—	—	—	—	12	12	—
Total Loans	$4,062	$2,762	$6,021	$12,845	$387,212	$400,057	$—

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

Cash basis: This method is only used if the recorded investment or total contractual amount is expected to be fully collectible, under which circumstances the subsequent payments of interest are credited to interest income as received.

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

Nonaccrual loans totaled $11,925,000 and $13,425,000 at September 30, 2013 and December 31, 2012, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at September 30, 2013 or December 31, 2012.

The following is a summary of nonaccrual loan balances at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Commercial and Business Loans	$—	$1,093
Government Program Loans	—	88
Total Commercial and Industrial	—	1,181

Commercial Real Estate Loans	9,316	8,415
Residential Mortgages	1,729	1,834
Home Improvement and Home Equity Loans	—	10
Total Real Estate Mortgage	11,045	10,259

RE Construction and Development Loans	880	1,730
Agricultural Loans	—	136

Consumer Loans	—	119
Overdraft protection Lines	—	—
Overdrafts	—	—
Total Installment	—	119
Commercial lease Financing	—	—
Total Loans	$11,925	$13,425

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

-
For loans secured by collateral including real estate and equipment, the fair value of the collateral less selling costs will determine the carrying value of the loan. The difference between the recorded investment in the loan and the fair value, less selling costs, determines the amount of impairment. The Company uses the measurement method based on fair value of collateral when the loan is collateral dependent and foreclosure is probable.

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

The following is a summary of impaired loans at, and for the nine months ended September 30, 2013 (in thousands).

September 30, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized
Commercial and Business Loans	$698	$284	$418	$702	$5	$882	$40
Government Program Loans	—	—	—	—	—	47	—
Total Commercial and Industrial	698	284	418	702	5	929	40

Commercial Real Estate Loans	11,995	5,982	6,022	12,004	739	10,832	275
Residential Mortgages	5,444	1,710	3,744	5,454	109	6,391	162
Home Improvement and Home Equity Loans	—	—		—	—	18	—
Total Real Estate Mortgage	17,439	7,692	9,766	17,458	848	17,241	437

RE Construction and Development Loans	3,420	3,126	316	3,442	88	2,425	66
Agricultural Loans	48	48	—	48	—	96	7

Consumer Loans	48	48	—	48	—	80	3
Overdraft protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	48	48	—	48	—	80	3
Commercial Lease Financing	—	—	—	—	—	—	—
Total Impaired Loans	$21,653	$11,198	$10,500	$21,698	$941	$20,771	$553

(1) The recorded investment in loans includes accrued interest receivable of $45,000.

The following is a summary of impaired loans at, and for the year ended, December 31, 2012 (in thousands).

December 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized
Commercial and Business Loans	$1,488	$767	$576	$1,343	$37	$5,468	$26
Government Program Loans	109	88	—	88	—	147	—
Total Commercial and Industrial	1,597	855	576	1,431	37	5,615	26

Commercial Real Estate Loans	11,393	6,818	4,237	11,055	436	8,498	135
Residential Mortgages	7,461	3,726	3,666	7,392	185	4,416	251
Home Improvement and Home Equity Loans	10	10	—	10	—	21	—
Total Real Estate Mortgage	18,864	10,554	7,903	18,457	621	12,935	386

RE Construction and Development Loans	1,730	1,730	—	1,730	—	7,298	—
Agricultural Loans	504	192	—	192	—	991	50

Consumer Loans	139	121	—	121	—	200	6
Overdraft protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	139	121	—	121	—	200	6
Lease Financing	—	—	—	—	—	—	—
Total Impaired Loans	$22,834	$13,452	$8,479	$21,931	$658	$27,039	$468

(1) The recorded investment in loans includes accrued interest receivable of 24,000,

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructurings for which the loan is performing under the current contractual terms for a reasonable period of time, income is recognized under the accrual method.

The average recorded investment in impaired loans for the quarter ended September 30, 2013 and 2012 was $21,698,000 and $21,143,000, respectively. The average recorded investment in impaired loans for the nine months ended September 30, 2013 and 2012 was $20,771,000 and $28,317,000, respectively.

Interest income recognized on impaired loans for the quarters ended September 30, 2013 and 2012 was approximately $336,000 and $113,000, respectively. Interest income recognized on impaired loans for the nine months ended September 30, 2013 and 2012 was approximately $553,000 and $366,000, respectively.

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
For a restructured loan to return to accrual status there needs to be, among other factors, at least 6 months successful payment history. In addition, the Company performs a financial analysis of the credit to determine whether the borrower has the ability to continue to meet payments over the remaining life of the loan. This includes, but is not limited to, a review of financial statements and cash flow analysis of the borrower. Only after determination that the borrower has the ability to perform under the terms of the loans, will the restructured credit be considered for accrual status. Although the Company does not have a policy which specifically addresses when a loan may be removed from TDR classification, as a matter of practice, loans classified as TDRs generally remain classified as such until the loan either reaches maturity or its outstanding balance is paid off.

The following tables illustrates TDR activity for the periods indicated:

Nine Months Ended September 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	—	$—	$—	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	1	106
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
RE Construction and Development Loans	40	2,561	2,540	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Commercial Lease Financing	—	—	—	—	—
Total Loans	40	$2,561	$2,540	1	$106

Three Months Ended September 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	—	$—	$—	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
RE Construction and Development Loans	22	2,103	2,103	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Commercial Lease Financing	—	—	—	—	—
Total Loans	22	$2,103	$2,103	—	$—

	Nine Months Ended September 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	2	$156	$151	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	5	992	914	—	—
Single Family Residential Loans	1	329	324	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
RE Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	56	—	—
Consumer Loans	—	—	20	—	—
Overdraft protection Lines	—	—	—	—	—
Commercial Lease Financing	—	—	—	—	—
Total Loans	8	$1,477	$1,465	—	$—

Three Months Ended September 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	2	$156	$151	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
RE Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Commercial Lease Financing	—	—	—	—	—
Total Loans	2	$156	$151	—	$—

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At September 30, 2013, the Company had 56 restructured loans totaling $13,340,000 as compared to 58 restructured loans totaling $16,773,000 at December 31, 2012.

The following tables summarize TDR activity by loan category for the nine months ended September 30, 2013 and September 30, 2012.

Nine Months Ended September 30, 2013	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Lease Financing	Total
Beginning balance	$990	$5,395	$7,289	$10	$2,860	$191	$38	$—	$16,773

Defaults	—	(106)	—	—	—	—	—	—	(106)
Additions	—	—	—	44	3,901	—	—	—	3,945

Principal reductions	(292)	(1,113)	(1,976)	(54)	(3,656)	(143)	(38)	—	(7,272)

Ending balance	$698	$4,176	$5,313	$—	$3,105	$48	$—	$—	$13,340

Allowance for loan loss	$5	$739	$109	$—	$88	$—	$—	$—	$941

Nine Months Ended September 30, 2012	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Lease Financing	Total
Beginning balance	$2,619	$6,850	$3,457	$36	$6,034	$—	$54	$—	$19,050

Defaults	—	—	—	—	—	—	—	—	—
Additions	151	914	324	—	—	56	20	—	1,465

Principal reductions	(308)	(1,456)	(135)	(25)	(2,375)	—	(34)	—	(4,333)

Ending balance	$2,462	$6,308	$3,646	$11	$3,659	$56	$40	$—	$16,182

Allowance for loan loss	$152	$325	$128	$—	$6	$—	$—	$—	$611

The following tables summarize TDR activity by loan category for the quarters ended September 30, 2013 and September 30, 2012.

Three months ended September 30, 2013	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Lease Financing	Total
Beginning balance	$812	$4,215	$6,783	$44	$2,411	$51	$—	$—	$14,316

Defaults	—	—	—	—	—	—	—	—	—
Additions	—	—	—	—	2,103	—	—	—	2,103

Principal reductions	(114)	(39)	(1,470)	(44)	(1,409)	(3)	—	—	(3,079)

Ending balance	$698	$4,176	$5,313	$—	$3,105	$48	$—	$—	$13,340

Allowance for loan loss	$5	$739	$109	$0	$88	$—	$—	$—	$941

Three months ended September 30, 2012	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Lease Financing	Total
Beginning balance	$2,359	$6,355	$3,774	$12	$4,147	$57	$58	$—	$16,762

Defaults	—	—	—	—	—	—	—	—	—
Additions	151	—	—	—	—	—	—	—	151

Principal reductions	(48)	(47)	(128)	(1)	(488)	(1)	(18)	—	(731)

Ending balance	$2,462	$6,308	$3,646	$11	$3,659	$56	$40	$—	$16,182

Allowance for loan loss	$152	$325	$128	$—	$6	$—	$—	$—	$611

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

-
Grades 4 and 5 – These include “pass” grade loans to borrowers of acceptable credit quality and risk. The borrower’s balance sheet and financial ratios may be below industry averages, but above the lowest industry quartile. Leverage is above and liquidity is below industry averages. Inadequacies evident in financial performance and/or management sufficiency are offset by readily available features of support, such as adequate collateral, or good guarantors having the liquid assets and/or cash flow capacity to repay the debt. The borrower may have recognized a loss over three or four years, however recent earnings trends, while perhaps somewhat cyclical, are improving and cash flows are adequate to cover debt service and fixed obligations. Real estate and asset-borrowers fully comply with all underwriting standards and are performing according to projections would be assigned this rating. These also include grade 5 loans which are “leveraged” or on management’s “watch list.” While still considered pass loans (loans given a grade 5), the borrower’s financial condition, cash flow or operations evidence more than average risk and short term weaknesses, these loans warrant a higher than average level of monitoring, supervision and attention from the Company, but do not reflect credit weakness trends that weaken or inadequately protect the Company’s credit position. Loans with a grade rating of 5 are not normally acceptable as new credits unless they are adequately secured or carry substantial endorser/guarantors.

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

The Company did not carry any loans graded as loss at September 30, 2013 or December 31, 2012.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for September 30, 2013 and December 31, 2012:

	Commercial and Industrial	Commercial RE	RE Construction and Development	Agricultural	Total
September 30, 2013
(000's)
Grades 1 and 2	$790	$—	$—	$70	$860
Grade 3	2,018	5,354	826	—	8,198
Grades 4 and 5 – pass	67,153	127,235	65,430	24,910	284,728
Grade 6 – special mention	698	—	—	—	698
Grade 7 – substandard	147	9,777	17,420	—	27,344
Grade 8 – doubtful	—	—	—	—	—
Total	$70,806	$142,366	$83,676	$24,980	$321,828

	Commercial and Industrial	Commercial RE	RE Construction and Development	Agricultural	Total
December 31, 2012
(000's)
Grades 1 and 2	$825	$—	$—	$60	$885
Grade 3	2,071	5,947	856	—	8,874
Grades 4 and 5 – pass	66,098	116,606	75,191	35,973	293,868
Grade 6 – special mention	1,867	—	141	—	2,008
Grade 7 – substandard	1,256	11,046	14,753	136	27,191
Grade 8 – doubtful	—	—	—	—	—
Total	$72,117	$133,599	$90,941	$36,169	$332,826

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
	Residential Mortgages	Home Improvement and Home Equity	Installment	Total	Residential Mortgages	Home Improvement and Home Equity	Installment	Total
(000's)
Not graded	$28,985	$1,437	$8,721	$39,143	$30,727	$1,309	$9,221	$41,257
Pass	19,145	0	1,510	20,655	20,572	0	1,422	21,994
Special Mention	—	32	—	32	909	0	49	958
Substandard	2,372	—	—	2,372	2,808	10	192	3,010
Total	$50,502	$1,469	$10,231	$62,202	$55,016	$1,319	$10,884	$67,219

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

The following summarizes the activity in the allowance for credit losses by loan category for the nine months ended September 30, 2013 and 2012.

Nine Months Ended	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
September 30, 2013 (in 000's)
Beginning balance	$1,614	$1,292	$2,814	$352	$288	$1	$5,423	$11,784
Provision for credit losses	972	983	1,854	208	259	(1)	(5,395)	(1,120)

Charge-offs	(542)	(265)	—	(136)	(258)	—	—	(1,201)
Recoveries	163	6	738	129	53	—	—	1,089
Net charge-offs	(379)	(259)	738	(7)	(205)	—	—	(112)

Ending balance	$2,207	$2,016	$5,406	$553	$342	$—	$28	$10,552
Period-end amount allocated to:
Loans individually evaluated for impairment	739	109	—	88	—	—	5	941
Loans collectively evaluated for impairment	1,468	1,907	5,406	465	342	—	23	9,611
Ending balance	$2,207	$2,016	$5,406	$553	$342	$—	$28	$10,552

Nine Months Ended	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
September 30, 2012 (in 000's)
Beginning balance	$6,787	$1,416	$4,579	$508	$116	$1	$241	$13,648
Provision for credit losses	(3,443)	(286)	(965)	2,081	520	1	3,102	1,010

Charge-offs	(887)	(165)	(10)	(2,317)	(296)	—	—	(3,675)
Recoveries	125	8	—	—	44	—	—	177
Net charge-offs	(762)	(157)	(10)	(2,317)	(252)	—	—	(3,498)

Ending balance	$2,582	$973	$3,604	$272	$384	$2	$3,343	$11,160
Period-end amount allocated to:
Loans individually evaluated for impairment	152	709	6	—	46	—	—	913
Loans collectively evaluated for impairment	2,430	264	3,598	272	338	2	3,343	10,247
Ending balance	$2,582	$973	$3,604	$272	$384	$2	$3,343	$11,160

The following summarizes the activity in the allowance for credit losses by loan category for the quarters ended September 30, 2013 and 2012.

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
September 30, 2013 (in 000's)
Beginning balance	$2,665	$1,679	$2,972	$243	$315	$—	$3,283	$11,157
Provision for credit losses	(390)	383	1,696	181	235	—	(3,255)	(1,150)

Charge-offs	(193)	(49)	—		(232)	—	—	(474)
Recoveries	125	3	738	129	24	—	—	1,019
Net charge-offs	(68)	(46)	738	129	(208)	—	—	545

Ending balance	$2,207	$2,016	$5,406	$553	$342	$—	$28	$10,552
Period-end amount allocated to:
Loans individually evaluated for impairment	739	109	—	88	—	—	5	941
Loans collectively evaluated for impairment	1,468	1,907	5,406	465	342	—	23	9,611
Ending balance	$2,207	$2,016	$5,406	$553	$342	$—	$28	$10,552

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
September 30, 2012 (in 000's)
Beginning balance	$3,564	$1,054	$5,800	$277	$346	$3	$565	$11,609
Provision for credit losses	(922)	27	(2,196)	143	175	(1)	2,778	4

Charge-offs	(124)	(112)	—	(148)	(159)	—	—	(543)
Recoveries	64	4	—	—	22	—	—	90
Net charge-offs	(60)	(108)	0	(148)	(137)	—	—	(453)

Ending balance	$2,582	$973	$3,604	$272	$384	$2	$3,343	$11,160
Period-end amount allocated to:
Loans individually evaluated for impairment	152	709	6	—	46	—	—	913
Loans collectively evaluated for impairment	2,430	264	3,598	272	338	2	3,343	10,247
Ending balance	$2,582	$973	$3,604	$272	$384	$2	$3,343	$11,160

The following summarizes information with respect to the loan balances at September 30, 2013 and December 31, 2012.

	September 30, 2013			December 31, 2012
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(000's)
Commercial and Business Loans	$702	$67,904	$68,606	$1,343	$68,437	$69,780
Government Program Loans	—	2,200	2,200	88	2,249	2,337
Total Commercial and Industrial	702	70,104	70,806	1,431	70,686	72,117

Commercial Real Estate Loans	12,004	130,362	142,366	11,055	122,544	133,599
Residential Mortgage Loans	5,454	45,048	50,502	7,392	47,624	55,016
Home Improvement and Home Equity Loans	—	1,469	1,469	10	1,309	1,319
Total Real Estate Mortgage	17,458	176,879	194,337	18,457	171,477	189,934

Total RE Construction and Development Loans	3,442	80,234	83,676	1,730	89,211	90,941

Total Agricultural Loans	48	24,932	24,980	192	35,977	36,169

Total Installment Loans	48	10,183	10,231	121	10,763	10,884

Commercial Lease Financing	—	—	—	—	12	12

Total Loans	$21,698	$362,332	$384,030	$21,931	$378,126	$400,057

4.	Deposits

Deposits include the following:

(In thousands)	September 30, 2013	December 31, 2012
Noninterest-bearing deposits	$236,112	$217,014
Interest-bearing deposits:
NOW and money market accounts	201,860	203,771
Savings accounts	42,302	43,117
Time deposits:
Under $100,000	30,144	32,532
$100,000 and over	61,058	66,853
Total interest-bearing deposits	335,364	346,273
Total deposits	$571,476	$563,287

Total brokered deposits included in time deposits above	$14,940	$17,984

5.	Short-term Borrowings/Other Borrowings

At  September 30, 2013, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $265,792,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $7,498,000. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. There are currently no restrictions on these lines of credit, although under the current Written Agreement with the Federal Reserve, the Bank’s liquidity position as well as its use of borrowing lines is monitored closely. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB lines of credit are collateralized by investment securities, while lines of credit with the Federal Reserve Bank are collateralized by certain qualifying loans. As of September 30, 2013, $7,898,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $344,261,000 in qualifying loans were pledged at September 30, 2013 as collateral for borrowing lines with the Federal Reserve Bank totaling $265,792,000. At September 30, 2013, the Company had no outstanding borrowings.

At December 31, 2012, the Company had collateralized and uncollateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $217,841,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $10,493,000. At December 31, 2012, the Company had no outstanding borrowing balances. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2012, $11,054,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $324,462,000 in real estate-secured loans were pledged at December 31, 2012, as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $217,841,000. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At December 31, 2012, the Company had no outstanding borrowings.

6.	Supplemental Cash Flow Disclosures

	Nine Months Ended September 30,
(In thousands)	2013	2012
Cash paid during the period for:
Interest	$1,056	$1,580
Income Taxes	$—	$—
Noncash investing activities:
Loans transferred to foreclosed assets	$437	$—
OREO financed	$2,328	$—

7.	Common Stock Dividend

On September 24, 2013, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of October 11, 2013, 145,061 additional shares were issued to shareholders on October 23, 2013. Because the stock dividend was considered a “small stock dividend,” approximately $618,000 was transferred from retained earnings to common stock based upon the $4.26 closing price of the Company’s common stock on the declaration date of September 24, 2013. There were no fractional shares paid. Except for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

During the first quarter of 2013, the Company's Board of Director's issued a one-percent (1%) stock dividend on the Company's outstanding common stock. Approximately $619,000 was transferred from retained earnings to common stock and 142,157 additional shares were issued to shareholders. During the second quarter of 2013, the Company's Board of Director's issued a one-percent (1%) stock dividend on the Company's outstanding common stock. Approximately $603,000 was transferred from retained earnings to common stock and 143,613 additional shares were issued to shareholders.

8.	Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income available to common shareholders (in thousands)	$1,852	$1,366	$4,323	$4,591

Weighted average shares issued	14,653,336	14,507,796	14,650,992	14,507,796
Add: dilutive effect of stock options	234	—	923	—
Weighted average shares outstanding adjusted for potential dilution	14,653,570	14,507,796	14,651,915	14,507,796

Basic earnings per share	$0.13	$0.09	$0.30	$0.32
Diluted earnings per share	$0.13	$0.09	$0.30	$0.32
Anti-dilutive stock options excluded from earnings per share calculation	187,000	159,000	191,000	159,000

9.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At September 30, 2013 and December 31, 2012, the Company had a recorded valuation allowance of $2,686,000. The Company performs an analysis of the valuation allowance considering both tax planning strategies and future earnings as a basis for utilizing the deferred tax assets. The tax planning strategies include the sale of certain bank premise and the surrender of Bank Owned Life Insurance. In its review of a requirement for a valuation allowance, the Company identifies both positive and negative evidence to determine whether a valuation allowance is required. Negative evidence would include pretax losses recorded during each of the last three calendar years. These losses were the result of the severe economic downturn that began in 2008 resulting in substantial increases in the provision for loan losses as well as impairment losses related to other real estate owned through foreclosure, goodwill, and private label residential mortgage obligations. At December 31, 2012 and September 30, 2013, the Company performed an analysis of future projected earnings to provide positive evidence that sufficient earnings would be generated to utilize the deferred tax assets. Underlying assumptions included continued reductions in nonperforming assets and general improvements in the economy, resulting in reduced provisions for loans losses and impairment charges, as well as reductions in expenses related to other real estate owned. Based upon this analysis, the Company has concluded that the valuation allowance of $2,686,000 at September 30, 2013 and December 31, 2012 is reasonable.

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

At September 30, 2013 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument, adjusted for deferrals of interest payments per the Company’s election at September 30, 2009. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 8.08% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions.

The fair value calculation performed at September 30, 2013 resulted in a pretax gain adjustment of $141,000 ($83,000, net of tax) for the quarter ended September 30, 2013 and a pretax loss adjustment of $519,000 ($305,000, net of tax) for the nine months ended September 30, 2013. The previous year’s fair value calculation performed at September 30, 2012 resulted in pretax loss adjustment of $171,000 ($101,000, net of tax) for the quarter ended September 30, 2012, and a pretax loss adjustment of $284,000 ($133,000, net of tax) for the nine months ended September 30, 2012.

11.	Fair Value Measurements and Disclosure

The following summary disclosures are made in accordance with the guidance provided by ASC Topic 825, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments), which requires the disclosure of fair value information about both on- and off-balance sheet financial instruments where it is practicable to estimate that value.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

September 30, 2013
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$181,842	$181,842	$181,842	$—	$—
Interest-bearing deposits	1,513	1,513	—	1,513	—
Investment securities	32,577	32,577	10,803	21,774	—
Loans	373,440	369,388	—	—	369,388
Accrued interest receivable	1,397	1,397	—	1,397	—
Financial Liabilities:
Deposits:
Noninterest-bearing	236,112	236,112	236,112	—	—
NOW and money market	201,860	201,860	201,860	—	—
Savings	42,302	42,302	42,302	—	—
Time Deposits	91,202	91,357	—	—	91,357
Total Deposits	571,476	571,631	480,274		91,357
Junior Subordinated Debt	10,804	10,804	—	—	10,804
Accrued interest payable	57	57	—	57	—

December 31, 2012
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$141,627	$141,627	$141,627	$—	$—
Interest-bearing deposits	1,507	1,507	—	1,507	—
Investment securities	31,844	31,844	13,593	18,251	—
Loans	388,249	386,836	—	—	386,836
Accrued interest receivable	1,694	1,694	—	1,694	—
Financial Liabilities:
Deposits:
Noninterest-bearing	217,014	217,014	217,014	—	—
NOW and money market	203,771	203,771	203,771	—	—
Savings	43,117	43,117	43,117	—	—
Time Deposits	99,385	99,529	—	—	99,529
Total Deposits	563,287	563,431	463,902	—	99,529
Junior Subordinated Debt	10,068	10,068	—	—	10,068
Accrued interest payable	71	71	—	71	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain investments securities, certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no significant transfers in or out of Level 1 and Level 2 fair value measurements during the three months ended September 30, 2013.

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

Goodwill and Core Deposit Intangibles - Goodwill is not amortized but is evaluated periodically for impairment. Fair value of goodwill is determined by comparing the fair value of the operating unit with its carrying value. Fair value is determined on a discounted cash flow methodology using estimated market discount rates and projections of future cash flows for the related operating unit. In addition to projected cash flows, other market metrics are utilized including industry multiples of earnings and price-to-book ratios to estimate what a market participant would pay for the operating unit in the current business environment. Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes in discount rates, competitive forces within the industry, and other specific industry and market valuation conditions. If it is determined that goodwill impairment exists, impairment amounts are recorded as an impairment loss in other non-interest expense, and the carrying value of goodwill is reduced by the amount of the impairment. Core deposit intangibles are amortized over the estimated useful lives of the related deposits and are evaluated for impairment periodically. Core deposit intangibles are reviewed for impairment utilizing a discounted cash flow methodology based upon the anticipated deposit runoff over the estimated lives of the deposits, generally six to eight years. If it is determined that impairment exists on the core deposit intangible, impairment amounts are recorded as an impairment loss in other non-interest expense, and the carrying value of the core deposit intangible is reduced by the amount of the impairment.

Deposits – In accordance with authoritative accounting guidance, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at September 30, 2013 and December 31, 2012 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed under authoritative accounting guidance. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a discounted cash flows model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company used characteristics that market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the nine months ended September 30, 2013, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of theses inputs, due primarily to the current economic environment, require the junior subordinated debt to be classified as a Level 3 fair value.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-balance sheet instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at September 30, 2013 and December 31, 2012.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheet and results of operations.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2013 and 2012:

September 30, 2013				September 30, 2012
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Subordinated Debt	Discounted cash flow	Discount Rate	8.08%	Subordinated Debt	Discounted cash flow	Discount Rate	7.23%

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of September 30, 2013 (in 000’s):

Description of Assets	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. government agencies	$26,471	$7,016	$19,455	$—
U.S. government agency CMO’s	2,319	—	2,319	—
Mutual Funds	3,787	3,787	—	—
Total AFS securities	$32,577	$10,803	$21,774	$—
Impaired loans (1):
Commercial and industrial	418	—	—	418
Real estate mortgage	9,766	—	—	9,766
RE construction & development	316	—	—	316
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	$10,500	$—	$—	$10,500
Other real estate owned (1)	7,293	—	—	7,293
Total	$50,370	$10,803	$21,774	$17,793

Description of Liabilities	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,804	—	—	$10,804
Total	$10,804	—	—	$10,804

(1)Nonrecurring
(2)Recurring

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2012 (in 000’s):

Description of Assets	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities:
U.S Govt agencies	$24,366	$9,632	$14,734	$—
U.S Govt collateralized mortgage obligations	3,517	—	3,517	—
Mutual Funds	3,961	3,961	—	—
Total AFS securities	31,844	13,593	18,251	$—
Impaired Loans (1):
Commercial and industrial	576	—	—	576
Real estate mortgage	7,903	—	—	7,903
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	$8,479	$—	$—	$8,479
Other real estate owned (1)	12,010	—	—	12,010
Total	$52,333	$13,593	$18,251	$20,489

Description of Liabilities	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,068	$—	$—	$10,068
Total	$10,068	$—	$—	$10,068

(1)Nonrecurring
(2)Recurring

The Company recorded an impairment loss of $214,000 on other real estate owned during the nine months ended September 30, 2013. There were no fair value impairment adjustments for the nonrecurring fair value measurements performed during the nine months ended September 30, 2012.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the nine months ended September 30, 2013 and 2012 (in 000’s):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Reconciliation of Assets:	Private label mortgage-backed securities	Private label mortgage-backed securities	Private label mortgage-backed securities	Private label mortgage-backed securities
Beginning balance	$—	$—	$8,312	$7,973
Total gains or (losses) included in earnings	—	—	(623)	(284)
Total gains or (losses) included in other comprehensive income	—	—	1,125	1,125
Transfers in and/or out of Level 3	—	—	—	—
Ending balance	$—	$—	$8,814	$8,814

The amount of total gains or (losses) for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$(623)	$(284)

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$10,882	$10,068	$9,276	$9,027
Total losses (gains) included in earnings (or changes in net assets)	(141)	519	171	284
Transfers in and/or (out) of Level 3	63	217	68	204
Ending balance	$10,804	$10,804	$9,515	$9,515
The amount of total losses (gains) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(141)	$519	$171	$284

12.	Goodwill and Intangible Assets

At September 30, 2013 and December 31, 2012 the Company had goodwill, core deposit intangibles, and other identified intangible assets which were recorded in connection with various business combinations and purchases. The following table summarizes the carrying value of those assets at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Goodwill	$4,488	$4,488
Core deposit intangible assets	109	249
Total goodwill and intangible assets	$4,597	$4,737

Core deposit intangibles are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007 and totaled approximately $2.9 million at September 30, 2013. Annually, the Company conducts its impairment testing of the goodwill related to the Campbell reporting unit. Impairment testing for goodwill is a two-step process.

The first step in impairment testing is to identify potential impairment, which involves determining and comparing the fair value of the operating unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of possible impairment and the second step is performed to determine the amount of the impairment, if any. The fair value determined in the step one testing is determined based on a discounted cash flow methodology using estimated market discount rates and projections of future cash flows for the Campbell reporting unit.  In addition to projected cash flows, the Company also utilizes other market metrics including industry multiples of earnings and price-to-book ratios to estimate what a market participant would pay for the operating unit in the current business environment. Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes is discount rates, competitive forces within the industry, and other specific industry and market valuation conditions. If, at the conclusion of the step 1 analysis, the Company concludes that the potential for goodwill impairment exists, step-two testing will be required to determine goodwill impairment and the amount of goodwill that might be impaired, if any. The second step in impairment analysis compares the fair value of the Campbell reporting unit to the aggregate fair values of its individual assets, liabilities and identified intangibles. Based on the results of the first step of the impairment analysis at March 31, 2013, the Company concluded that that the fair value of the reporting unit exceeds it carrying value. Therefore, goodwill was not impaired.

Core Deposit Intangibles: The core deposit intangible asset related to the Legacy Bank Merger, which totaled $3.0 million at the time of merger, was amortized over an estimated life of approximately seven years. At September 30, 2013, there was no remaining carrying value of the core deposit intangible related to the Legacy Bank merger. The Company recognized no amortization expense related to the Legacy operating unit during the nine months ended September 30, 2013. The Company recognized $12,000 in amortization expense related to the Legacy operating unit during the nine months ended September 30, 2012. At September 30, 2013, there was $109,000 in remaining carrying value of core deposit intangible related to the Taft branch acquisitions completed in April 2004.

 The Company did not record an impairment loss for the three or nine months ended September 30, 2013 or September 30, 2012.

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

Effective March 23, 2010, United Security Bancshares (the “Company”) and its wholly owned subsidiary, United Security Bank (the "Bank"), entered into a formal written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco. The Agreement was a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions in June 2009 and is intended to improve the overall condition of the Bank through, among other things, increased Board oversight; formal plans to monitor and improve processes related to asset quality, liquidity, funds management, capital, and earnings; and the prohibition of certain actions that might reduce capital, including the distribution of dividends or the repurchase of the Company’s common stock. The Board of Directors and management believe that the Company is in compliance with the terms of the Agreement. (For more information on the Agreement see the “Regulatory Matters” section included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

During May of 2010, the California Department of Business Oversight (formerly known as the California Department of Financial Institutions) issued a written order (the “Order”) to the Bank as a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Business Oversight in June 2009. The Order issued by the California Department of Business Oversight is similar to the written agreement with the Federal Reserve Bank of San Francisco. As of September 24, 2013, the Bank entered into a Memorandum of Understanding (the “MOU”) with the California Department of Business Oversight. Effective October 15, 2013, the Order was officially terminated by the California Department of Business Oversight. The Board of Directors and management believe that the Company is in compliance with the terms of the MOU. (For more information on the Agreement see the “Regulatory Matters” section included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact the results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth. Net interest income before provision for credit losses has decreased between the three and nine months ended September 30, 2013 and 2012, totaling $5,427,000 for the three months ended September 30, 2013 as compared to $5,622,000 for the three months ended September 30, 2012, and $16,029,000 for the nine months ended September 30, 2013 as compared to $17,669,000 for the nine months ended September 30, 2012. The decrease in net interest income between 2012 and 2013 was primarily the result of a shift in the mix as well as a decline in the yield on interest-earning assets which outweighed the decrease in the Company’s cost of funding between the two periods.

Average interest-earning assets increased approximately $27,650,000 between the nine month periods ended September 30, 2013 and 2012. Components of the $27,650,000 increase in average earning assets between 2012 and 2013 included a increase of $2,329,000 in loans and a $10,042,000 decrease in investment securities. More than offsetting these decreases between the comparative periods was an increase of $35,823,000 in overnight funds sold to the Federal Reserve Bank. During the past year, the Company’s cost of interest-bearing liabilities have continued to decline, with the average cost of interest-bearing liabilities dropping from 0.62% during the nine months ended September 30, 2012, to 0.49% during the nine months ended September 30, 2013.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 9/30/13	YTD Average 12/31/12	YTD Average 9/30/12
Loans and Leases	71.81%	74.20%	75.18%
Investment securities available for sale	4.99%	7.30%	7.19%
Interest-bearing deposits in other banks	0.28%	0.35%	0.38%
Interest-bearing deposits in FRB	22.92%	18.15%	17.25%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	15.42%	14.44%	14.53%
Money market accounts	41.42%	37.39%	35.98%
Savings accounts	12.37%	11.99%	11.95%
Time deposits	27.71%	33.44%	35.00%
Other borrowings	0.00%	0.00%	0.00%
Subordinated debentures	3.08%	2.74%	2.54%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

The residential real estate markets in the five county region from Merced to Kern showed signs of improvement since 2012 and those trends continued into the third quarter of 2013. The severe declines in residential construction and home prices that began in 2008 continue to show signs of easing and reversing direction. The sustained period of double-digit price declines from 2008 – 2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, a primary focus is reduction of nonperforming assets while providing customers options to work through this difficult economic period. Options include combinations of rate and term concessions, as well as forbearance agreements with borrowers. Median sales prices improved in the five county region from Merced to Kern between September 2012 to September 2013. Total nonperforming loans decreased during the nine months ended September 30, 2013, totaling $21,605,000 at September 30, 2013 compared to $23,142,000 reported at December 31, 2012.

As a result of a modest improvement in the economy, the Company has experienced improvement in the loan portfolio between 2012 and 2013. During the nine months ended September 30, 2013, the Company experienced increases in real estate construction development and real estate mortgage loans, but experienced decreases in commercial and industrial loans, compared to the same period ended September 30, 2012. Loans decreased $16,027,000 between December 31, 2012 and September 30, 2013, and increased $7,953,000 between September 30, 2012 and September 30, 2013. Commercial and industrial loans decreased $1,311,000 between December 31, 2012 and September 30, 2013 and decreased $53,432,000 between September 30, 2012 and September 30, 2013. Real estate mortgage loans increased $4,403,000 between December 31, 2012 and September 30, 2013, and $43,613,000 between September 30, 2012 and September 30, 2013. Agricultural loans decreased $11,189,000 between December 31, 2012 and September 30, 2013 and increased $2,102,000 between September 30, 2012 and September 30, 2013.  Commercial real estate loans (a component of real estate mortgage loans) have remained as a significant percentage of total loans over the past year, amounting to 37.07%, 33.39%, and 33.17%, of the total loan portfolio at September 30, 2013, December 31, 2012, and September 30, 2012, respectively. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $50,502,000 or 13.15% of the portfolio at September 30, 2013, $55,016,000, or 13.75% of the portfolio at December 31, 2012, and $24,201,000 or 6.44% of the portfolio at September 30, 2012. Loan participations purchased have decreased from $2,170,000 or 0.58% of the portfolio at September 30, 2012, to $33,000 or 0.01% of the portfolio at December 31, 2012, to $30,000 or less than 0.01% of the portfolio at September 30, 2013. Loan participations sold decreased from $12,645,000 or 3.36% of the portfolio at September 30, 2012, to $12,117,000 or 3.0% of the portfolio at December 31, 2012, to $9,786,000, or 2.5%, at September 30, 2013.

Although market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped maintain adequate margins. The Company’s net interest margin decreased to 3.90% for the nine months ended September 30, 2013, when compared to 4.53% for the nine months ended September 30, 2012. The net interest margin has also been impacted by a decline in loans, the Company’s highest yielding asset, which has been partially offset by an increase in overnight investments with the Federal Reserve Bank, a much lower yielding asset. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. Loans yielded 5.62% during the nine months ended September 30, 2013, as compared to 6.03% for the nine months ended September 30, 2012.  The decrease in the Company’s cost of funds over the past year has mitigated the impact of declining yields on earning assets. The Company’s average cost of funds was 0.49% for the nine months ended September 30, 2013 as compared to 0.62% for the nine months ended September 30, 2012. Although the Company does not intend to increase its current level of brokered deposits, the levels of brokered deposits are expected to remain level at least in the short-term. The Company is currently only utilizing CDAR's reciprocal deposits as a concession to our customer. The $14,940,000 in brokered deposits at September 30, 2013 continues to provide the Company with a low-cost source of deposits. The Company will continue to utilize these funding sources when required to maintain prudent liquidity levels, while seeking to increase core deposits when possible.

Total noninterest income of $3,038,000 reported for the nine months ended September 30, 2013 decreased $1,917,000 or 38.69% as compared to the nine months ended September 30, 2012. Noninterest income continues to be driven by customer service fees, which totaled $2,554,000 for the nine months ended September 30, 2013. However, the decrease in noninterest income between the nine months ended September 30, 2013 and September 30, 2012, was primarily the result of a $1,807,000 decrease in gain on sale of other investments and a decrease of $235,000 due to a loss on fair value of financial liability, partially offset by an decrease of $284,000 on impairment losses on investment securities.

Noninterest expense decreased approximately $1,152,000 or 8.04% between the nine months ended September 30, 2012 and September 30, 2013. The decrease experienced during the nine months ended September 30, 2013 were primarily the result of a decrease of $1,274,000 in the net operating cost on OREO and a decrease in amortization expenses.

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

The Company has not paid any cash dividends on its common stock since the second quarter of 2008 and does not expect to resume cash dividends on its common stock for the foreseeable future. Because the Company has elected to defer the quarterly payments of interest on its junior subordinated debentures issued in connection with the trust preferred securities as discussed above, the Company is prohibited under the subordinated debenture agreement from paying cash dividends on its common stock during the deferral period. In addition, pursuant to the Agreement entered into with the Federal Reserve Bank during March of 2010, the Company and the Bank are precluded from paying cash dividends without prior consent of the Federal Reserve Bank.  On September 24, 2013, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of October 11, 2013, an additional 145,061 shares were issued to shareholders.

For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the nine months ended September 30, 2013. Total assets increased approximately $12,854,000 during the nine months ended September 30, 2013, including a decrease of $6,807,000 in OREO, an increase of $40,215,000 in cash and cash equivalents, and an increase of $733,000 in investment securities. Total deposits increased $8,189,000, including an increase of $19,098,000 in noninterest-bearing deposits, partially offset by decreases of$2,726,000 in savings and NOW and money market accounts, and $8,183,000 in time deposits during the nine months ended September 30, 2013. Average loans comprised approximately 71.82% and 75.18% of overall average earning assets during the nine months ended September 30, 2013 and September 30, 2012, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, remained high during the nine months ended September 30, 2013, but decreased $8,344,000 from a balance of $47,074,000 at December 31, 2012 to a balance of $38,730,000 at September 30, 2013. Nonaccrual loans totaling $11,925,000 at September 30, 2013, decreased $1,500,000 from the balance of $13,425,000 reported at December 31, 2012. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $233,000 during the nine months ended September 30, 2013 with a balance of $21,698,000 at September 30, 2013. Other real estate owned through foreclosure decreased $6,807,000 between December 31, 2012 and September 30, 2013 as a result of the sale of various properties. As a result of the related events, nonperforming assets as a percentage of total assets decreased from 7.25% at December 31, 2012 to 5.85% at September 30, 2013.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for loan and lease losses and provision for credit losses for the periods shown.

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Provision for credit losses during period	$(1,120)	$1,019	$1,010
Allowance as % of nonperforming loans	48.84%	50.92%	52.43%

Nonperforming loans as % total loans	5.63%	5.78%	5.66%
Restructured loans as % total loans	3.47%	4.19%	4.46%

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Restructured loans comprise 56 loans totaling $13,340,000 at September 30, 2013, compared to 58 loans totaling $16,773,000 at December 31, 2012.

The Company recorded a negative provision of $1,120,000 to the allowance for credit losses during the nine months ended September 30, 2013 as compared to a provision of $1,010,000 for the nine months ended September 30, 2012. Net loan and lease charge-offs during the nine months ended September 30, 2013 totaled $112,000 as compared to $3,498,000 for the nine months ended September 30, 2012. The Company charged-off, or had partial charge-offs on, approximately 22 loans during the nine months ended September 30, 2013, as compared to 17 loans during the same period ended September 30, 2012, and 26 loans during year ended December 31, 2012. The annualized percentage charge-offs to average loans were 0.04% and 1.19% for the nine months ended September 30, 2013 and 2012, respectively, as compared to 0.74% for the year ended December 31, 2012.

Deposits increased by $8,189,000 during the nine months ended September 30, 2013, with increases experienced in non-interest bearing deposits, partially offset by a decrease in interest bearing deposits. The Company continues to maintain a low reliance on brokered deposits and other wholesale funding sources, while maintaining sufficient liquidity. Brokered deposits have provided the Company a relatively inexpensive funding source over the past several years, compared to borrowing from FHLB or Federal Reserve Bank. Brokered deposits totaled $14,940,000 or 2.61% of total deposits at September 30, 2013, as compared to $17,984,000 or 3.19% of total deposits at December 31, 2012, and $25,995,000 or 4.72% of total deposits at September 30, 2012.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have remained low during the first three months of 2013. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.54% at September 30, 2013 as compared to 1.89% at December 31, 2012. Pursuant to fair value accounting guidance, the Company has recorded $519,000 in pretax fair value loss on its junior subordinated debt during the nine months ended September 30, 2013, bringing the total cumulative gain recorded on the debt to $5,768,000 at September 30, 2013.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties, as well as Campbell, in Santa Clara County. The San Joaquin Valley and other California markets continue to exhibit weak demand for construction lending and commercial lending from small and medium size businesses, as commercial and residential real estate markets have shown improvements but still remain depressed, compared with prior years.

Results of Operations

For the quarters ended September 30, 2013 and 2012, the Company reported net income of $1,852,000 or $0.13 per share ($0.13 diluted) and $1,366,000 or $0.09 per share ($0.09 diluted), respectively. On a year-to-date basis, the Company reported net income of $4,323,000 or $0.30 per share ($0.30 diluted) for the nine months ended September 30, 2013, as compared to $4,591,000 or $0.32 per share ($0.32 diluted) for the same period in 2012.

The Company’s return on average assets was 0.90% for the nine months ended September 30, 2013 as compared to 0.99% for the nine months ended September 30, 2012 and was 1.14% for the quarter ended September 30, 2013, compared to 0.87% for the quarter ended September 30, 2012. The Bank’s return on average equity was 8.10% for the nine months ended September 30, 2013 as compared to 9.43% for the nine months ended September 30, 2012 and was 10.14% for the quarter ended September 30, 2013, compared to 8.25% for the quarter ended September 30, 2012.

Net Interest Income

Net interest income before provision for credit losses totaled $16,029,000 for the nine months ended September 30, 2013, representing a decrease of $1,640,000, or 9.28%, when compared to the $17,669,000 reported for the same period of the previous year.

The Company’s year-to-date net interest margin, as shown in Table 1, decreased to 3.90% at September 30, 2013 from 4.53% at September 30, 2012, a decrease of 63 basis points (100 basis points = 1%) between the two periods. While average market rates of interest have remained level between the nine month periods ended September 30, 2013 and 2012 (the Prime rate averaged 3.25% during both periods), the decrease in the Company’s yield on loans and investment securities, as well as a change in the earning asset mix to lower earning assets, negatively impacted the net margin between the two nine month periods.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Nine Months Ended September 30, 2013 and 2012

		2013			2012
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans and leases (1)	$394,081	$16,565	5.62%	$391,752	$17,678	6.03%
Investment Securities – taxable	27,403	495	2.42%	37,445	1,375	4.91%
Interest-bearing deposits in other banks	1,510	6	0.53%	1,970	22	1.49%
Interest-bearing deposits in FRB	125,745	223	0.24%	89,922	157	0.23%
Total interest-earning assets	548,739	$17,289	4.21%	521,089	$19,232	4.93%
Allowance for credit losses	(11,579)			(12,430)
Noninterest-earning assets:
Cash and due from banks	23,087			23,008
Premises and equipment, net	12,072			12,687
Accrued interest receivable	1,278			1,523
Other real estate owned	20,173			24,838
Other assets	46,350			49,102
Total average assets	$640,120			$619,817
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$53,050	$45	0.11%	$49,094	$52	0.14%
Money market accounts	142,469	483	0.45%	121,685	556	0.61%
Savings accounts	42,536	64	0.20%	40,413	75	0.25%
Time deposits	95,296	451	0.63%	118,367	673	0.76%
Other borrowings	—	—	0.00%	—	—	0.00%
Junior subordinated debentures	10,576	217	2.74%	8,602	207	3.21%
Total interest-bearing liabilities	343,927	$1,260	0.49%	338,161	$1,563	0.62%
Noninterest-bearing liabilities:
Noninterest-bearing checking	218,832			210,472
Accrued interest payable	99			129
Other liabilities	5,890			6,238
Total Liabilities	568,748			555,000

Total shareholders' equity	71,372			64,817
Total average liabilities and shareholders' equity	$640,120			$619,817
Interest income as a percentage of average earning assets			4.21%			4.93%
Interest expense as a percentage of average earning assets			0.31%			0.40%
Net interest margin			3.90%			4.53%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $24,000 and $488,000 for the nine months ended September 30, 2013 and 2012, respectively.

Interest rates and Interest Differentials
Three Months Ended September 30, 2013 and 2012

		2013			2012
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans and leases (1)	$392,001	$5,545	5.61%	$390,620	$5,670	5.77%
Investment Securities – taxable	25,058	157	2.49%	37,817	397	4.18%
Interest-bearing deposits in other banks	1,512	2	0.52%	1,914	2	0.42%
Interest-bearing deposits in FRB	141,895	88	0.25%	95,087	62	0.26%
Total interest-earning assets	560,466	$5,792	4.10%	525,438	$6,131	4.64%
Allowance for credit losses	(11,723)			(12,232)
Noninterest-earning assets:
Cash and due from banks	23,471			23,255
Premises and equipment, net	12,062			12,732
Accrued interest receivable	1,231			1,502
Other real estate owned	17,218			24,655
Other assets	43,764			48,957
Total average assets	$646,489			$624,307
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$53,626	$14	0.10%	$49,346	$15	0.12%
Money market accounts	141,798	129	0.36%	124,262	193	0.62%
Savings accounts	42,312	21	0.20%	40,789	23	0.22%
Time deposits	92,792	137	0.59%	117,725	210	0.71%
Other borrowings	—	—	0.00%	—	—	0.00%
Junior subordinated debentures	10,903	64	2.33%	8,628	68	3.14%
Total interest-bearing liabilities	341,431	$365	0.42%	340,750	$509	0.59%
Noninterest-bearing liabilities:
Noninterest-bearing checking	226,763			211,489
Accrued interest payable	89			129
Other liabilities	5,795			6,282
Total Liabilities	574,078			558,650

Total shareholders' equity	72,411			65,657
Total average liabilities and shareholders' equity	$646,489			$624,307
Interest income as a percentage of average earning assets			4.10%			4.64%
Interest expense as a percentage of average earning assets			0.27%			0.39%
Net interest margin			3.83%			4.25%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $3,000 and $133,000 for the quarters ended September 30, 2013 and 2012, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the nine months ended September 30, 2013 compared to September 30, 2012
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$(1,113)	$(1,216)	$103
Investment securities available for sale	(880)	(576)	(304)
Interest-bearing deposits in other banks	(16)	(15)	(1)
Interest-bearing deposits in FRB	66	2	64
Total interest income	(1,943)	(1,805)	(138)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(80)	(160)	80
Savings and money market accounts	(11)	(15)	4
Time deposits	(222)	(102)	(120)
Other borrowings	(4)	0	(4)
Subordinated debentures	14	(29)	43
Total interest expense	(303)	(306)	3
Increase (decrease) in net interest income	$(1,640)	$(1,499)	$(141)

For the nine months ended September 30, 2013, total interest income decreased approximately $1,943,000 or 10.10% as compared to the nine month period ended September 30, 2012. Earning asset volumes decreased in investment securities available for sale and interest-bearing deposits in other banks between the two nine month periods with a large decrease experienced in securities, which on average decreased $10,042,000 between the two nine month periods. The average rates on loans decreased 41 basis points between the two nine month periods, and the average rate on investment securities decreased approximately 249 basis points during the nine months ended September 30, 2013 as compared to the same period of 2012.  The decrease in the average rate on investment securities is a result of the sale of  $7.5 million in impaired residential mortgage obligations during the fourth quarter of 2012.

For the quarter ended September 30, 2013, total interest income decreased $339,000 or 5.53%, as compared to the quarter ended September 30, 2012. Comparing those two periods, average interest earning assets increased $35,028,000, with the largest increase experienced in interest-bearing deposits in FRB. The average rate on total interest-earning assets decreased 54 basis points, primarily due to a decrease of 169 basis points on average rates paid on investment securities.

For the nine months ended September 30, 2013, total interest expense decreased approximately $303,000, or 19.39% as compared to the nine month period ended September 30, 2012. Between those two periods, average interest-bearing liabilities increased by $5,766,000, while the average rates paid on these liabilities decreased by 13 basis points.

For the quarter ended September 30, 2013, total interest expense decreased $144,000 or 28.29% as compared to the quarter ended September 30, 2012, as a result of a17 basis point decrease on the average rates paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 0.42% for the quarter ended September 30, 2013, compared to 0.59% for the same period ended September 30, 2012.

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

For the nine months ended September 30, 2013, the provision to the allowance for credit losses amounted to a benefit of$(1,120,000) as compared to $1,010,000 for the nine months ended September 30, 2012. For the quarter ended September 30, 2013, the provision to the allowance for credit losses amounted to a benefit of $(1,150,000), as compared to $4,000 for the quarter ended September 30, 2012. The amount provided to the allowance for credit losses during the first nine months of 2013 brought the allowance to 2.75% of net outstanding loan balances at September 30, 2013, as compared to 2.95% of net outstanding loan balances at December 31, 2012, and 2.97% at September 30, 2012. The negative loan loss provision recorded during 2013 is a result of continuing improvements in the overall credit quality of the loan portfolio, overall improvement in the loss history over the last year, improvement in property values that serve as collateral for a large portion of  loan portfolio, as well as modest reductions in the overall loan portfolio between December 31, 2012 and September 30, 2013.

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2013 and 2012:

(In thousands)	2013	2012	Amount of Change	Percent Change
Customer service fees	$2,554	$2,700	$(146)	(5.41)%
Increase in cash surrender value of BOLI	417	427	(10)	(2.34)%
Loss on sale of securities	—	(10)	10	(100.00)%
Impairment loss on investment securities, other than-temporary loss	—	(284)	284	(100.00)%
(Loss) gain on fair value of financial liability	(519)	(284)	(235)	82.75%
Gain on sale of other investment	—	1,807	(1,807)	(100.00)%
Other	586	599	(13)	(2.17)%
Total noninterest income	$3,038	$4,955	$(1,917)	(38.69)%

Noninterest income for the nine months ended September 30, 2013 decreased $1,917,0000 or 38.69% when compared to the same nine month period of 2012. Customer service fees, the primary component of noninterest income, decreased $146,000 or 5.41% between the two nine month periods presented. The decrease in noninterest income of $1,917,000 between the two nine month periods includes a decrease in gain on sale of other investment due to a gain of $1,807,000 realized in 2012 on the sale of a tax credit partnership, a decrease due to loss on fair value of financial liability, partially offset by a decrease in impairment loss on investment securities.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2013 and 2012:

Table 4. Changes in Noninterest Expense

(In thousands)	2013	2012	Amount of Change	Percent Change
Salaries and employee benefits	$6,684	$6,676	$8	0.12%
Occupancy expense	2,693	2,608	85	3.26%
Data processing	126	53	73	137.74%
Professional fees	1,136	1,092	44	4.03%
FDIC/DFI insurance assessments	1,032	1,058	(26)	(2.46)%
Director fees	175	196	(21)	(10.71)%
Amortization of intangibles	140	248	(108)	(43.55)%
Correspondent bank service charges	229	235	(6)	(2.55)%
Loss on California tax credit partnership	151	207	(56)	(27.05)%
Net (gain) cost on operation of OREO	(1,036)	238	(1,274)	(535.29)%
Other	1,851	1,722	129	7.49%
Total expense	$13,181	$14,333	$(1,152)	(8.04)%

Noninterest expense decreased $1,152,000 between the nine months ended September 30, 2013 and 2012. The net decrease in noninterest expense between the comparative periods is primarily the result of a decrease on net cost of operation on OREO, a decrease in loss on California tax credit partnership and reductions in amortization expense.

Included in net costs on operations of OREO for the nine month period and quarter ended September 30, 2013 are gains on the sale of OREO totaling $1,949,000 and $0, respectively, which were partially offset by impairment losses of $214,000 and $26,000, as well as OREO operating expenses totaling $699,000 and $156,000, respectively.

Net operating cost on operations of OREO for the nine month period and quarter ended September 30, 2012 includes gains on sale of OREO of $386,000 and $49,000, respectively, which were offset by OREO operating expenses $624,000 and OREO operating revenue of $42,000, respectively.

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

The Company reviews its current tax positions at least quarterly based upon accounting standards related to uncertainty in income taxes which includes the criteria required for the income tax benefit, all or in part, to be recognized in a taxable entity’s financial statements. Under the income tax guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority. The Company has reviewed all of its tax positions as of September 30, 2013, and has determined that there are no material amounts that should be recorded under the current income tax accounting guidelines.

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At September 30, 2013 and December 31, 2012, the Company had a recorded valuation allowance of $2,686,000. The Company performs an analysis of the valuation allowance considering both tax planning strategies and future earnings as a basis for utilizing the deferred tax assets. The tax planning strategies include the sale of certain bank premise and the surrender of Bank Owned Life Insurance. In its review of a requirement for a valuation allowance, the Company identifies both positive and negative evidence to determine whether a valuation allowance is required. Negative evidence would include pretax losses recorded during each of the last three calendar years. These losses were the result of the severe economic downturn that began in 2008 and resulted in substantial increases in the provision for loan losses as well as impairment losses related to other real estate owned through foreclosure, goodwill, and private label residential mortgage obligations. At December 31, 2012, the Company performed an analysis of future projected earnings to provide positive evidence that sufficient earnings would be generated to utilize the deferred tax assets. Underlying assumptions included continued reductions in nonperforming assets and general improvements in the economy, resulting in reduced provisions for loans losses and impairment charges, as well as reductions in expenses related to other real estate owned. Based upon this analysis, the Company has concluded that the valuation allowance of $2,686,000 at September 30, 2013 and December 31, 2012 is reasonable.

Financial Condition

Total assets increased $12,854,000, or 1.98% to a balance of $661,731,000 at September 30, 2013, from the balance of $648,877,000 at December 31, 2012, and increased $28,100,000, or 4.43%, from the balance of $633,631,000 at September 30, 2012. Total deposits of $571,476,000 at September 30, 2013 increased $8,189,000, or 1.45% from the balance reported at December 31, 2012, and increased $20,420,000, or 3.71%, from the balance of $551,056,000 reported at September 30, 2012. Cash and cash equivalents increased $40,215,000, or 28.40%, between December 31, 2012 and September 30, 2013; net loans decreased $14,809,000, or 3.81% to a balance of $373,440,000; and investment securities increased by $733,000, or 2.30% during the same nine month period in 2013.

Earning assets averaged approximately $548,739,000 during the nine months ended September 30, 2013, as compared to $521,089,000 for the same nine month period of 2012. Average interest-bearing liabilities increased to $343,927,000 for the nine months ended September 30, 2013, from $338,161,000 reported for the comparative nine month period of 2012.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $384,030,000 at September 30, 2013, a decrease of $16,027,000, or 4.01%, when compared to the balance of $400,057,000 at December 31, 2012, and an increase of $7,953,000, or 2.11%, when compared to the balance of $376,077,000 reported at September 30, 2012. Loans on average increased $2,329,000, or 0.59%, between the nine month periods ended September 30, 2012 and September 30, 2013, with loans averaging $394,081,000 for the nine months ended September 30, 2013, as compared to $391,752,000 for the same nine month period of 2012.

During the first nine months of 2013, decreases of $1,311,000 and $653,000 were experienced in commercial and industrial loans and installment loans, respectively.  Real estate construction and agricultural loans decreased $7,265,000 or 7.99%, and $11,189,000 or 30.94%, respectively, during the first nine months of 2013.

The following table sets forth the amounts of loans outstanding by category at September 30, 2013 and December 31, 2012, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	September 30, 2013		December 31, 2012
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$70,806	18.4%	$72,117	18.0%	$(1,311)	(1.82)%
Real estate – mortgage	194,337	50.6%	189,934	47.5%	4,403	2.32%
RE construction & development	83,676	21.8%	90,941	22.7%	(7,265)	-7.99%
Agricultural	24,980	6.5%	36,169	9.0%	(11,189)	-30.94%
Installment/other	10,231	2.7%	10,884	2.8%	(653)	(6.00)%
Commercial lease financing	—	0.0%	12	0.0%	(12)	-100.00%
Total Gross Loans	$384,030	100.0%	$400,057	100.0%	$(16,027)	-4.01%

The overall average yield on the loan portfolio was 5.62% for the nine months ended September 30, 2013, as compared to 6.03% for the nine months ended September 30, 2012. At September 30, 2013, 39.6% of the Company's loan portfolio consisted of floating rate instruments, as compared to 49.9% of the portfolio at December 31, 2012, with the majority of those tied to the prime rate. Approximately 48.51% or $73,796,000 million of the floating rate loans have rate floors at September 30, 2013 making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. Approximately $24,087,000 of the $73,796,000 in loans with floors have floor spreads of 100 basis points or more, meaning that interest rates would need to increase more than 1% (or 100 basis points) before the rates on those loans would increase and effectively become floating rate loans again. The portfolio of floating rate loans with floors has a relatively short duration with $18,364,000 million maturing in one year or less, and $25,221,000 maturing in less than two years.

Deposits

Total deposits were $571,476,000 at September 30, 2013, representing an increase of $8,189,000, or 1.45% from the balance of $563,287,000 reported at December 31, 2012, and an increase of $20,420,000, or 3.71% from the balance of $551,056,000 reported at September 30, 2012.

The following table sets forth the amounts of deposits outstanding by category at September 30, 2013 and December 31, 2012, and the net change between the two periods presented.

Table 6. Deposits

(In thousands)	September 30, 2013	December 31, 2012	Net Change	Percentage Change
Noninterest bearing deposits	$236,112	$217,014	$19,098	8.80%
Interest bearing deposits:
NOW and money market accounts	201,860	203,771	(1,911)	-0.94%
Savings accounts	42,302	43,117	(815)	-1.89%
Time deposits:
Under $100,000	30,144	32,532	(2,388)	-7.34%
$100,000 and over	61,058	66,853	(5,795)	-8.67%
Total interest bearing deposits	335,364	346,273	(10,909)	-3.15%
Total deposits	$571,476	$563,287	$8,189	1.45%

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits, totaling $236,112,000 and $335,364,000 at September 30, 2013, respectively. Interest-bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest-bearing deposits decreased $10,909,000, or 3.15%, between December 31, 2012 and September 30, 2013, and noninterest-bearing deposits increased $19,098,000, or 8.80% between the same two periods presented. Included in the decrease of $10,909,000 in interest bearing deposits during the nine months ended September 30, 2013, is a decrease of $1,911,000 in NOW and money market accounts and a decrease of $5,795,000 in time deposits of $100,000 and over.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 86.66% and 85.55% of the total deposit portfolio at September 30, 2013 and December 31, 2012, respectively. Brokered deposits totaled $14,940,000 at September 30, 2013, as compared to $17,984,000 at December 31, 2012, and $25,995,000 at September 30, 2012. Brokered deposits were 2.61% and 3.19% of total deposits at September 30, 2013 and December 31, 2012, respectively.

During the nine months ended September 30, 2013, decreases were experienced in time deposits. While total time deposits decreased by $8,183,000, or 2.36%, during the nine months ended September 30, 2013, brokered deposits, a component of total time deposits, decreased $3,044,000, or 16.93%, during the nine month period.  Although the Company will continue to use pricing strategies to control the overall level of time deposits and other borrowings as part of its balance sheet and liquidity planning process, the March 2010 agreement with the Federal Reserve Bank required reductions in brokered deposits, placeing increased emphasis on core deposits as part of the Company’s long-term relationship banking strategy.  As a result, core deposits, including NOW and money market accounts, savings accounts, and noninterest-bearing checking accounts, continue to provide the Company’s primary funding source.

On a year-to-date average, the Company experienced an increase of $12,152,000, or 2.25%, in total deposits between the nine month periods ended September 30, 2013 and September 30, 2012. Between these two periods, average interest-bearing deposits increased $3,792,000 or 1.15% ,and total noninterest-bearing deposits increased $8,360,000, or 3.97%, on a year-to-date average basis.

Short-Term Borrowings

The Company had collateralized FRB and FHLB lines of credit totaling $265,792,000 and $7,498,000 at September 30, 2013, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At September 30, 2013 and September 30, 2012, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $217,841,000, as well as collateralized FHLB lines of credit totaling $10,493,000 at December 31, 2012.

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

As a result of the March 2010 agreement with the Federal Reserve Bank, the Company has written several plans to address the management of asset quality and the adequacy of the allowance for loan and lease losses. Specifically, the Company has three written plans which directly address these issues:

•
Plan to Strengthen Credit Risk Management Practices – Includes the responsibility of the Board to establish appropriate risk tolerance guidelines and limits, timely and accurate identification and quantification of credit risk, strategies to minimize credit losses and reduce the level of problem assets, procedures for the ongoing review of the investment portfolio to evaluate other-than-temporary-impairment, stress testing for commercial real estate loans and portfolio segments, and measures to reduce the levels of other real estate owned.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors, including economic factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss". Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At September 30, 2013, “classified” loans totaled $36,158,000 or 9.41% of gross loans as compared to $35,036,000 or 8.8 % of gross loans at December 31, 2012.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at September 30, 2013 and December 31, 2012, as well as classified loans at those period-ends.

(in 000's)	September 30, 2013	December 31, 2012
Specific allowance – impaired loans	$941	$658
Formula allowance – classified loans not impaired	2,615	2,871
Formula allowance – special mention loans	35	113
Total allowance for special mention and classified loans	3,591	3,642

Formula allowance for pass loans	6,931	2,719
Unallocated allowance	30	5,423
Total allowance for loan losses	$10,552	$11,784

Impaired loans	21,698	21,931
Classified loans not considered impaired	14,460	13,105
Total classified loans	$36,158	$35,036
Special mention loans not considered impaired	$730	$2,057

Impaired loans decreased $233,000 between December 31, 2012 and September 30, 2013 and the specific allowance related to those impaired loans increased $283,000 between December 31, 2012 and September 30, 2013. The formula allowance related to loans that are not impaired (including special mention and substandard) decreased by $334,000 between December 31, 2012 and September 30, 2013. The level of “pass” loans decreased approximately $10,479,000 between December 31, 2012 and September 30, 2013, while the related formula allowance increased $4,212,000 during the period as the result of decreases in the level of “pass loans”, the loan loss factors assigned to "pass" loans as determined under migration analysis and decreases in qualitative factors assigned to the formula allowance.

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

The general reserve requirements (ASC 450-70) decreased with the continued strengthening of local, state, and national economies and their impact on our local lending base, which has resulted in a lower qualitative component for the general reserve calculation. These positive factors were partially offset by the Company including OREO financial results in loss history and extending the look back period used to capture the loss history for the quantitative portion of the ALLL. In the third quarter of 2013, the look back period was changed from 4 years to stake-in-the-ground(December 31, 2005), in an effort to include higher losses experienced during the credit crisis. Changes in the mix of historical losses in the look back period resulted in a reallocation of the general reserve component of the allowance amount withing the various loan segments as compared to December 31, 2012. as loss experience by segment has fluctuated over time. The stake-in-the-ground methodology requires the Company to use December 31, 2005 as the starting point of the look back period to capture loss history. Time horizons are subject to Management's assessment of the current period, taking into consideration changes in business cycles and environment changes.

Management and the Company’s lending officers evaluate the loss exposure of classified and impaired loans on a weekly/monthly basis and through discussions and officer meetings as conditions change. The Company’s Loan Committee meets weekly and serves as a forum to discuss specific problem assets that pose significant concerns to the Company, and to keep the

Board of Directors informed through committee minutes. All special mention and classified loans are reported quarterly on Problem Asset Reports and Impaired Loan Reports and are reviewed by senior management. Migration analysis and impaired loan analysis are performed on a quarterly basis and adjustments are made to the allowance as deemed necessary. The Board of Directors is kept abreast of any changes or trends in problem assets on a monthly basis, or more often if required. In addition, pursuant to the regulatory agreement, quarterly updates are provided to the Federal Reserve Bank of San Francisco and the California Department of Business Oversight with regard to problem assets levels and trends, liquidity, and capital trends, among other things. (See regulatory section for more details.)

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

At September 30, 2013 and December 31, 2012, the Company's recorded investment in impaired loans totaled $21,698,000 and $21,931,000, respectively. Included in total impaired loans at September 30, 2013, are $10,500,000 of impaired loans for which the related specific allowance is $941,000, as well as $11,198,000 of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2012 included $8,479,000 of impaired loans for which the related specific allowance is $658,000 and $13,452,000 of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $20,771,000 during the first nine months of 2013. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At September 30, 2013, included in impaired loans, are troubled debt restructures totaling $13,340,000. Of the $13,340,000 in troubled debt restructures at September 30, 2013, $9,680,000 are on nonaccrual status. Troubled debt restructures on accrual status totaling $3,660,000 are current with regards to payments, and are performing according to the modified contractual terms.

The largest category of impaired loans at September 30, 2013 is real estate mortgage, comprising approximately 80.46% of total impaired loans at September 30, 2013. Additionally, commercial and industrial and real estate construction loans combined represent approximately another 19.10% of total impaired loan balances at September 30, 2013. Of the $702,000 in commercial and industrial impaired loans reported at September 30, 2013, none are secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at September 30, 2013, approximately $20,900,000 or 96.32% are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at September 30, 2013 and December 31, 2012.

	Balance	Reserve	Balance	Reserve
(in 000’s)	September 30, 2013	September 30, 2013	December 31, 2012	December 31, 2012
Commercial and industrial	$702	$5	$1,431	$37
Real estate – mortgage	17,458	848	18,457	621
RE construction & development	3,442	88	1,730	—
Agricultural	48	—	192	—
Installment/other	48	—	121	—
Commercial lease financing	—	—	—	—
Total Impaired Loans	$21,698	$941	$21,931	$658

Included in impaired loans are loans modified in troubled debt restructurings (“TDRs”), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At September 30, 2013, approximately $9,489,000 of the total $13,340,000 in TDRs was for real estate mortgages, and another $3,105,000 related to real estate construction and development loans at September 30, 2013.

Total troubled debt restructurings decreased 20.47% at September 30, 2013 compared to December 31, 2012. Nonaccrual TDRs increased by 35.52% and accruing TDRs decreased by 61.99% over the same period. Within TDR categories, total residential mortgages and real estate construction TDRs showed a decrease of 19.03%. The majority of these credits are related to real estate construction projects that slowed significantly or stalled. The Company has pursued restructuring the qualified credits while the construction industry recovers in order to allow developers an opportunity to finish projects at a slower pace. Concessions granted in these circumstances include lengthened maturities, lower lot release prices, or rate reductions that enable the borrower to finish the construction projects and repay loans to the Company. The Company has had general success in its restructuring efforts even though not all restructured efforts will be entirely successful. In large part the successes are related to a recovering real estate market that began in late 2011 and is continuing into 2013.

The following table summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at September 30, 2013 and December 31, 2012.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in thousands)	September 30, 2013	September 30, 2013	September 30, 2013
Commercial and industrial	$698	$698	$—
Real estate - mortgage:
Commercial real estate	4,176	2,679	1,497
Residential mortgages	5,313	3,715	1,598
Home equity loans	—	—	0
Total real estate mortgage	9,489	6,394	3,095
RE construction & development	3,105	2,540	565
Agricultural	48	48	—
Installment/other	—	—	—
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$13,340	$9,680	$3,660

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in thousands)	December 31, 2012	December 31, 2012	December 31, 2012
Commercial and industrial	$990	$740	$250
Real estate - mortgage:
Commercial real estate	5,395	2,763	2,632
Residential mortgages	7,289	1,745	5,544
Home equity loans	10	10	—
Total real estate mortgage	12,694	4,518	8,176
RE construction & development	2,860	1,730	1,130
Agricultural	191	136	55
Installment/other	38	19	19
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$16,773	$7,143	$9,630

Of the $13,340,000 in total TDRs at September 30, 2013, $9,680,000 were on nonaccrual status at period-end. Of the $16,773,000 in total TDRs at December 31, 2012, $7,143,000 were on nonaccrual status at period-end. As of September 30, 2013, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

For a restructured loan to return to accrual status there needs to be at least 6 months successful payment history. In addition, the Company’s Credit Administration performs a financial analysis of the credit to determine whether the borrower has the ability to continue to perform successfully over the remaining life of the loan. This includes, but is not limited to, a review of financial statements and a cash flow analysis of the borrower. Only after determining that the borrower has the ability to perform under the terms of the loans will the restructured credit be considered for accrual status.

The following table summarizes special mention loans by type at September 30, 2013 and December 31, 2012.

(in thousands)	September 30, 2013	December 31, 2012
Commercial and industrial	$698	$1,867
Real estate - mortgage:
Commercial real estate	—	—
Residential mortgages	—	909
Home equity loans	32	—
Total real estate mortgage	32	909
RE construction & development	—	141
Agricultural	—	—
Installment/other	—	49
Commercial lease financing	—	—
Total Special Mention Loans	$730	$2,966

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions which creates pressure on loan pricing. Low interest rates and a weak economy continue to dominate, even though real estate prices show signs of stabilization. The Company continues to place increased emphasis on reducing both the level of nonperforming assets and the level of losses on the disposition of these assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to reduce the impacts on the  real estate market. As part of this strategy, the Company has increased its level of troubled debt restructurings, when it makes economic sense. While business and consumer spending show improvement in recent quarters, current GDP remains anemic. It is difficult to forecast what impact the Federal Reserve actions to hold rates low will have on the economy. The local market has remained more relatively stable economically during the past several years than some areas of the state and the nation, where more volatile economic impacts were experienced, including more severe deterioration of residential real estate markets. Although the local area residential housing markets have been hard hit, they continue to perform better than some parts of the state which bodes well for sustained, but slower growth in the Company’s market areas of Fresno and Madera, Kern, and Santa Clara Counties. Local unemployment rates in the San Joaquin Valley remain high compared with other regions but are historically high as a result of the area's agricultural dynamics.  The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain low relative to other areas of the state. Management recognizes increased risk of loss due to the Company's exposure to local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the nine month periods indicated.

Table 7. Allowance for Credit Losses - Summary of Activity

(In thousands)	September 30, 2013	September 30, 2012
Total loans outstanding at end of period before deducting allowances for credit losses	$383,992	$375,690
Average loans outstanding during period	394,081	391,752

Balance of allowance at beginning of period	11,784	13,648
Loans charged off:
Real estate	(265)	(175)
Commercial and industrial	(678)	(3,204)
Installment and other	(258)	(296)
Total loans charged off	(1,201)	(3,675)
Recoveries of loans previously charged off:
Real estate	744	8
Commercial and industrial	292	125
Installment and other	53	44
Total loan recoveries	1,089	177
Net loans charged off	(112)	(3,498)

Provision charged to operating expense	(1,120)	1,010
Balance of allowance for credit losses at end of period	$10,552	$11,160

Net loan charge-offs to total average loans (annualized)	0.04%	1.19%
Net loan charge-offs to loans at end of period (annualized)	0.04%	1.24%
Allowance for credit losses to total loans at end of period	2.75%	2.97%
Net loan charge-offs to allowance for credit losses (annualized)	1.42%	41.79%
Provision for credit losses to net charge-offs (annualized)	-1,333.33%	38.50%

Net loan charge-offs decreased $3,386,000 during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. Loan charge-offs of $1,201,000 experienced during the nine months ended September 30, 2013 included full or partial charge-offs of $567,000 in impaired loans.

At September 30, 2013 and September 30, 2012, $200,000 and $171,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, reported separately in other liabilities. Management believes that the 2.75% credit loss allowance at September 30, 2013 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in losses to the loan portfolio.

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

Table 8. Nonperforming Assets

(In thousands)	September 30, 2013	December 31, 2012
Nonaccrual Loans	$11,925	$13,425
Restructured Loans (1)	9,680	9,716
Total nonperforming loans	21,605	23,141
Other real estate owned	17,125	23,932
Total nonperforming assets	$38,730	$47,073

Loans past due 90 days or more, still accruing	—	—
Nonperforming loans to total gross loans	5.63%	5.78%
Nonperforming assets to total assets	5.85%	7.25%
Allowance for loan losses to nonperforming loans	48.84%	50.92%

(1)	Included in nonaccrual loans at September 30, 2013 and December 31, 2012 are restructured loans totaling $3,660,000 and $7,144,000, respectively.

Non-performing loans decreased $1,537,000 between December 31, 2012 and September 30, 2013. Nonaccrual loans decreased $1,500,000 between December 31, 2012 and September 30, 2013 with real estate mortgage and real estate construction loans each comprising approximately 100.00% of total nonaccrual loans at September 30, 2013. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans decreased from 50.92% at December 31, 2012 to 48.84% at September 30, 2013.

	Balance	Balance	Change from
Nonaccrual Loans (in 000's):	September 30, 2013	December 31, 2012	December 31, 2012
Commercial and industrial	$—	$1,181	$(1,181)
Real estate - mortgage	11,045	10,259	786
RE construction & development	880	1,730	(850)
Agricultural	—	136	(136)
Installment/other	—	119	(119)
Commercial lease financing	—	—	—
Total Nonaccrual Loans	$11,925	$13,425	$(1,500)

Loans past due more than 30 days receive increased management attention and are monitored for increased risk. The Company continues to move past due loans to nonaccrual status in an ongoing effort to recognize and address loan problems as early and most effectively as possible. As impaired loans, nonaccrual and restructured loans are reviewed for specific reserve allocations, the allowance for credit losses is adjusted accordingly.

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at September 30, 2013 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At September 30, 2013, the Company had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At September 30, 2013, the Bank had 58.03% of total assets in the loan portfolio and a loan to deposit ratio of 67.19%, as compared to 61.65% of total assets in the loan portfolio and a loan to deposit ratio of 71.02% at December 31, 2012. Liquid assets at September 30, 2013 include cash and cash equivalents totaling $181,842,000 as compared to $141,627,000 at December 31, 2012. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $273,290,000 at September 30, 2013.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion). The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Since the quarter ended March 31, 2009, the Bank has been precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at March 31, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. The Company has not determined how long it will defer interest payments, but under the terms of the debenture, interest payments may be deferred up to five years (20 quarters). During such deferral periods, the Company is prohibited from paying dividends on its common stock (subject to certain exceptions) and will continue to accrue interest payable on the junior subordinated debt.  During the nine months ended September 30, 2013, the Bank did not pay any cash dividends to the parent company.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2011	$124,184
September 30, 2012	$141,520
December 31, 2012	$141,627
September 30, 2013	$181,842

Cash and cash equivalents increased $40,215,000 during the nine months ended September 30, 2013, as compared to a increase of $17,336,000 during the nine months ended September 30, 2012.

The Company had a net cash inflow from operations of $9,167,000 for the nine months ended September 30, 2013 and a positive cash inflow from operations totaling $7,477,000 for the period ended September 30, 2012. The Company experienced net cash inflows from investing activities totaling $22,847,000 and $33,230,000 during the nine months ended September 30, 2013 and September 30, 2012, respectively, as settlement of OREO properties and loan paydowns outweighed capital and investment expenditures.

During the nine months ended September 30, 2013, the Company experienced net cash inflows from financing activities totaling $8,201,000 primarily as the result of increases in demand deposits accounts. For the nine months ended September 30, 2012, the Company experienced net cash outflows of $23,371,000 from financing activities due to decreases in brokered time deposits.

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

Since the effective date of the Agreement, the Bank submitted quarterly progress reports to the Federal Reserve. As of the October 22, 2013 progress report submitted for the third quarter of 2013, the Company and the Bank believe they are in compliance with the Agreement, including deadlines and remediation of violations of laws and regulations regarding stale loan appraisals.

Regulatory Order from the California Department of Financial Institutions

During May of 2010, the California Department of Business Oversight (formerly known as the California Department of Financial Institutions) issued a written order (the “Order”) pursuant to section 1913 of the California Financial Code to the Bank as a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Business Oversight in June 2009. The Order issued by the California Department of Business Oversight was similar to the agreement with the Federal Reserve Bank of San Francisco, except for certain additional requirements.

On September 24, 2013, the Bank entered into a Memorandum of Understanding (the “MOU”) with the California Department of Business Oversight (formerly known as the California Department of Financial Institutions). Effective October 15, 2013, the California Department of Business Oversight terminated the Order issued in May 2010. The additional requirements in the MOU for the Bank are as follows:

•
Develop and adopt a capital plan to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9% and include in such capital plan a capital contingency plan for raising additional capital in the event of various contingencies;

•	Maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9%

•	Maintain an adequate allowance for loan losses and remedy any deficiency in the allowance for loan losses in the calendar quarter in which it is discovered; and

•	Not establish any new branches or other offices without the prior written consent of the Commissioner of the California Department of Business Oversight

•
Provide progress reports within 30 days after the end of each calendar quarter following the effective date of the MOU to the California Department of Business Oversight detailing the form and manner of all actions taken to secure compliance with the MOU and Agreement and the results of such actions.

•	Within 180 days from the effective date of the MOU, reduce the assets classified "Substandard" to not more than 45% of total capital.

•	Within 270 days from the effective date of the MOU, reduce the assets classified "Substandard" to not more than 40% of total capital.

The Bank is currently in full compliance with the requirements of the MOU including its deadlines.

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

Pursuant to the March 2010 Agreement with the Federal Reserve Bank, the Company and the Bank are required to maintain sufficient capital to support current and future capital needs, including compliance with Capital Adequacy Guidelines taking into account the volume of classified assets, concentrations of credit, the level of the allowance for loan losses, current and projected growth, and projected retained earnings.  Pursuant to the MOU issued by the California Department of Business Oversight in October 2013, the Bank is required to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.0%. For purposes of the MOU, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 12.18% at September 30, 2013.

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

The following table sets forth the Company’s and the Bank's actual capital positions at September 30, 2013, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank		To Be Well Capitalized under Prompt Corrective
	Actual Capital Ratios	Actual Capital Ratios	Minimum Capital Ratios	Action Provisions
Total risk-based capital ratio	17.04%	17.27%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	15.78%	16.01%	5.00%	6.00%
Leverage ratio	11.06%	11.25%	4.00%	5.00%

As is indicated by the above table, and the above discussion of the required ratio of tangible shareholders’ equity to total tangible assets under the MOU, the Company and the Bank exceeded all applicable regulatory capital guidelines at September 30, 2013. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an agreement with the Federal Reserve Bank that, among other things, requires prior approval before paying a cash dividend or otherwise making a distribution of stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company. In addition, effective October 2009, the Company elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its trust preferred securities. Under the subordinated debenture agreement, the Company is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred.  In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the nine months ended September 30, 2013, the Company received no cash dividends from the Bank.

The Bank, as a state-chartered bank, is subject to dividend restrictions set forth in California state banking law and administered by the Commissioner of the California Department of Business Oversight (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the Commissioner may order the state bank not to pay any dividend. The FRB may also limit dividends paid by the Bank. As noted above, the terms of the regulatory agreement with the Federal Reserve prohibit both the Company and the Bank from paying dividends without prior approval of the Federal Reserve.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At September 30, 2013, the bank was not subject to a reserve requirement.

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

As of September 30, 2013, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, there were no material changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None during the quarter ended September 30, 2013.

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

United Security Bancshares

Date:	November 12, 2013	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/ S/ Richard B. Shupe
Richard B. Shupe
Senior Vice President and Chief Financial Officer