Form 10-K
period 2013-12-31
UNITED SECURITY BANCSHARES
filed 2014-03-21
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUALREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32987

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (559) 248-4943
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
Shares outstanding as of February 28, 2014:   14,799,888
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Definitive Proxy Statement for the 2014 Meeting of Part III, Items 10, 11, 12, 13 and 14
Shareholders is incorporated by reference into Part III.

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

Item 1 - Business

General

United Security Bancshares (the “Company”) is a California corporation incorporated during March of 2001 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company’s stock is listed on NASDAQ under the symbol “UBFO”. United Security Bank (the “Bank”) is a wholly-owned bank subsidiary of the Company and was formed in 1987. United Security Bancshares Capital Trust I (the “Trust”) was formed during June of 2001 as a Delaware business trust for the sole purpose of issuing Trust Preferred securities. The Trust was originally formed as a subsidiary of the Company, but was deconsolidated during 2004 pursuant to the adoption of ASC 810 (as revised), “Consolidation of Variable Interest Entities." During July 2007, the Trust Preferred Securities issued under USB Capital Trust I were redeemed, and upon retirement, the USB Capital Trust I was dissolved. During July 2007, the Company formed United Security Bancshares Capital Trust II and issued $15.0 million in Trust Preferred Securities with terms similar to those originally issued under USB Capital Trust I, except at a lower interest rate. At present, the Company does not engage in any material business activities other than ownership of the Bank.

United Security Bank

On June 12, 2001, the Bank became the wholly-owned subsidiary of United Security Bancshares through a tax-free holding company reorganization, accounted for on a basis similar to the pooling of interest method. In the transaction, each share of Bank stock was exchanged for a share of Company stock on a one-to-one basis.

The Bank is a California state-chartered bank headquartered in Fresno, California. It is also a member of the Federal Reserve System (“Fed member”). The Bank originally commenced business on December 21, 1987, as a national bank and, during the fourth quarter of 1998, filed an application with the California Department of Financial Institutions and other regulatory authorities to become a state-chartered bank. The shareholders approved the conversion in January of 1999, and the Bank was granted approval to operate as a state-chartered bank on February 3, 1999. The Bank’s operations are currently subject to federal and state laws applicable to state-chartered, Fed member banks, and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (FDIC). The Bank is also subject to the Federal Deposit Insurance Act and regulatory reporting requirements of the FDIC. As a state-chartered bank and a member of the Federal Reserve System, the Bank is subject to supervision and regular examinations by the Board of Governors of the Federal Reserve System (FRB) and the California Department of Financial Institutions (DFI). In addition, the Bank is required to file reports with the FRB and provide such additional information as the FRB may require.

USB Investment Trust Inc. was incorporated effective December 31, 2001 as a special purpose real estate investment trust (REIT) under Maryland law. The REIT is a subsidiary of the Bank and was funded with $133.0 million in real estate-secured loans contributed by the Bank. USB Investment Trust was originally formed to give the Bank flexibility in raising capital, and reduce the expenses associated with holding the assets contributed to USB Investment Trust. For further discussion of the REIT, refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Income Taxes.

Effective April 23, 2004, the Company completed a merger with Taft National Bank headquartered in Taft, California. Taft National Bank (Taft) was merged into United Security Bank and Taft’s two branches, one located in Taft and the other located in Bakersfield, California, operate as branches of United Security Bank. This transaction was accounted for using the purchase method of accounting, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Taft based on the fair value of those assets and liabilities, with resultant goodwill of $1.6 million and core deposits intangibles of $1.9 million. Goodwill is not amortized but is reviewed at least annually for impairment, while core deposit intangibles were amortized over a period of 7 years. At the time of the merger, the Company sought opportunities to expand its market area to the south with the expectation that the Bakersfield area would have significant growth given its strategic location just north of Los Angeles. The Company believes there was no impairment on either the goodwill or core deposit intangible related to the Taft merger.

On February 16, 2007, the Company completed its merger with Legacy Bank, N.A., located in Campbell, California, with the acquisition of 100 percent of Legacy’s outstanding common shares. At the time of the merger, Legacy Bank’s one branch was merged with and into United Security Bank, a subsidiary of the Company. The purchase of Legacy Bank provided the Company with an opportunity to expand its market area into Santa Clara County and to serve a growing small business niche and individual client base built by Legacy. The Company believes that as the economy continues to recover from the recent significant downturn, there will be increased opportunities to expand business within the greater Campbell area particularly in lending to small-to-medium sized businesses, The merger transaction was accounted for as a purchase transaction, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities, with resultant goodwill of $8.8 million and core deposits intangibles of $1.9 million. Goodwill is not amortized but is reviewed at least annually for impairment, while core deposit intangibles are being amortized over a period of approximately 7 years. The Company recognized no impairment charges related to goodwill or core deposit intangibles for the years ended December 31, 2013 and 2012.

At December 31, 2013, the Bank operates three branches (including its main office), one construction lending office, and one financial services office in Fresno and one branch each, in Oakhurst, Caruthers, San Joaquin, Firebaugh, Coalinga, Bakersfield, Taft, and Campbell. In addition, the Company and Bank have administrative headquarters located at 2126 Inyo Street, Fresno, California, 93721. The Company operates as one operating segment.

At December 31, 2013 and 2012, the consolidated Company had total assets of approximately $635,929,000, and $648,877,000, respectively. For the year ended December 31, 2013, the Company reported net income of $7,269,000, as compared to $6,069,000 for the year ended December 31, 2012. At December 31, 2013, the consolidated Company had approximately $384,025,000 in net loans, $542,489,000 in deposits, and $76,543,000 in shareholders' equity.

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

The Company had slowed its loan growth significantly during the economic downturn. Even though the economy has shown signs of improvement over the last two years, loan growth is still weak. Total loans declined 2.1% between December 31, 2011 and December 31, 2012, and declined another 1.09% between December 31, 2012 and December 31, 2013. During the same period, nonperforming assets and related loan losses also decreased.  Nonperforming assets declined from $57,074,000 at December 31, 2011, to $47,073,000 at December 31, 2012 and to $32,048,000 at December 31, 2013. Loan loss provisions totaled $13,602,000 and $1,019,000 for December 31, 2011, and December 31, 2012, respectively. A negative provision of $1,098,000 was recorded during the year ended December 31, 2013. The largest impact of nonperforming assets was in the real estate construction and development area with significant slowdowns in housing starts combined with swift and severe declines in housing prices in the Company’s market area as well as the rest of the country during 2008 thru 2013. Management’s focus over the past four years, as a result of the depressed economy as well as the recent agreement with the Federal Reserve Bank, has been to concentrate its efforts on reducing the level of nonperforming assets rather than developing new business and growing the loan portfolio. This has been challenging in an economic environment where real estate construction all but stopped in late 2008 and early 2009, and housing prices continued to decline quarter after quarter, while unemployment and other economic factors grew worse. Lending policies and procedures have been enhanced and exposure to real estate loans have been reduced. Loan modifications, including rate and maturity concessions, and forbearance agreements, have been utilized more frequently to minimize loss exposure in the loan portfolio.

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

While we still have a higher percentage of brokered deposits than peers at December 31, 2013, efforts to restructure the balance sheet through reducing the level of total assets, and specifically real estate loans, are proving successful. Total brokered deposits decreased from $17,984,000 at December 31, 2012 to $11,500,000 at December 31, 2013, representing a decrease of $6,484,000, and the Company improved its liquidity positions with an increase in fed funds sold and other overnight investments of $114,146,000 at December 31, 2011 to $115,019,000 at December 31, 2013.

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

The Bank offers a wide range of deposit instruments including personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal (NOW) accounts, money market accounts and time certificates of deposit. Most of the Bank's deposits are attracted from individuals and from small and medium-sized business-related sources. Time deposits have provided a significant portion of the Bank’s deposit base amounting to 15.39% and 17.64% of total deposits at December 31, 2013 and 2012, respectively. A portion of those time deposits are brokered deposits which are considered wholesale funding sources generally from out of the Bank’s market area. Brokered deposits comprised 2.12% and 3.19% of total deposits at December 31, 2013 and 2012, respectively. As a result of the formal agreement with the Federal Reserve Bank issued in March 2010, the Bank has reduced its dependence on wholesale funding sources, including brokered deposits, to a level more in-line with peers.

The Bank also engages in a full complement of lending activities, including real estate mortgage (49.9% of total loans at December 31, 2013), commercial and industrial (17.9% of total loans at December 31, 2013), real estate construction (22.0% of total loans at December 31, 2013), as well as agricultural (7.8% of total loans at December 31, 2013), and consumer loans (2.4% of total loans at December 31, 2013), with particular emphasis on short and medium-term obligations. Approximately 60% of the Bank's loans are secured by real estate at December 31, 2013. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2013, the Bank had loans (net of unearned fees) outstanding of $395,013,000, which represented approximately 72.8% of the Bank's total deposits and approximately 62.1% of its total assets.

Real estate mortgage loans are secured by deeds of trust primarily on commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower. Commercial and industrial loans have a high degree of industry diversification. Loans may be originated in the Company’s market area, or participated with other financial institutions outside the Company’s market area. A substantial portion of the Company’s commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral. The remainder are unsecured. However, extensions of credit are predicated on the financial capacity of the borrower to repay. Repayment of commercial loans is generally from the cash flow of the borrower. Real estate construction loans consist of loans to residential contractors, which are secured by single-family residential properties. All real estate loans have established equity requirements. Repayment of real estate construction loans is generally from long-term mortgages with other lending institutions. Agricultural loans are generally secured by land, equipment, inventory and receivables. Repayment of agricultural loans is generally from the expected cash flow of the borrower.

Although the Bank has a high concentration of commercial real estate loans, the Bank is not in the business of making residential mortgage loans to individuals. Residential mortgage loans totaled $52,036,000 or 13.16% of the portfolio at December 31, 2013. The Bank does not originate, or have in its loans portfolio, any subprime, Alt-A, or option adjustable rate loans. The Bank does originate interest-only loans which are generally revolving lines of credit to commercial and agricultural businesses or for real estate development where the borrowers business may be seasonal or cash flows may be restricted until the completion of the project. In addition, the Bank has restructured certain loans to allow the borrower to continue to perform on the loan under a troubled debt restructuring plan.

The Bank does purchase loan participations from, and does sell loan participations to, other financial institutions. The underwriting standards for loan participations or purchases are the same as non-participated loans, and are subject to the same limitations, collateral requirements, and borrower requirements. The Bank has reduced its level of loan participations over the past several years. Loan participations purchased comprised 0.01%% and 0.1% of the total loan portfolio at December 31, 2013 and 2012, respectively. Loan participations sold comprised 2.5% and 3.4% of the total loan portfolio at December 31, 2013 and 2012, respectively. During the past year, participation lending activity has decreased and currently the Company is participating in few, if any, participation sales or purchases.

In the normal course of business, the Bank makes various loan commitments and incurs certain contingent liabilities. At December 31, 2013 and 2012, loan commitments of the Bank totaled $65,272,000 and $62,554,000, respectively, and letters of credit totaled $2,001,000 and $2,504,000, respectively. Of the $65,272,000 in loan commitments outstanding at December 31, 2013, $13,902,000 or 21.3% were for loans with maturities of one year or less. Due to the nature of the business of the Bank's customers, there are no seasonal patterns or absolute predictability to the utilization of unused loan commitments; therefore, the Bank is unable to forecast the extent to which these commitments will be exercised within the current year. The Bank does not believe that any such utilization will constitute a material liquidity demand. The Company does however have collateralized and uncollateralized lines of credit which could be utilized if such loan commitments were to be exercised in excess of normal expectations.

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

▪
Verification of Information – The Bank, principally a commercial business lender, has not and does not make any “No Doc” or “Stated Income” loans.  In the underwriting of a commercial loan request, the Bank performs an enterprise analysis of the financial information for trends, verifies major assets and liabilities, and obtains Dun and Bradstreet Credit reports on the entities and credit bureau reports on the principals of the entity.  Regarding construction lending, the analysis has been enhanced to investigate and analyze real estate projects being financed by other lenders.

▪	The Company is not dependent on any individual customer, entity, or group of related entities for deposits nor have a significant percentage of loans to borrowers.

▪
Unsecured - Whether unsecured or secured, guarantees are usually obtained from the principals or from 3rd party guarantors if necessary for additional financial support. Unsecured loans totaled $46,982,000 and $53,361,000 at December 31, 2013 and 2012, respectively.

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

The Company’s primary market area at December 31, 2013 was located in Fresno, Madera, and Kern Counties, in which approximately 30 FDIC-insured financial institutions compete for business. Santa Clara County was added during February 2007 with the Legacy Bank acquisition, in which approximately 50 FDIC-insured financial institutions compete for business. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2013, which is the most current information available.

	Rank	Share
Fresno County	9th	3.64%
Madera County	10th	4.83%
Kern County	14th	1.09%
Total of Fresno, Madera, Kern Counties	12th	2.79%
Santa Clara County	44th	0.03%

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

The Bank

The Bank as a state-chartered bank and a member of the Federal Reserve, is subject to regulation, supervision and regular examination by the FRB, the California Department of Business Oversight (DBO) and the Consumer Financial Protection Bureau (CFPB.) The Bank is subject to California law, insofar as they are not preempted by federal banking law. Deposits of the Bank are insured by the FDIC up to the applicable limits in an amount up to $250,000 per customer, and, as such, the Bank is subject to the regulations of the FDIC and the Federal Deposit Insurance Act. As a consequence of the extensive regulation of commercial banking activities in California and the United States, the Bank’s business is particularly susceptible to changes in California and federal legislation and regulation, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

Various other requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes and regulations relate to many aspects of the Bank’s operations, including capital requirements and disclosure requirements to depositors and borrowers, requirements to maintain reserves against deposits, limitations on interest rates payable on deposits, loans, investments, and restrictions on borrowings and on payment of dividends. The DBO regulates the number and location of branch offices of a state-chartered bank, and may permit a bank to maintain branches only to the extent allowable under state law for state banks. California law presently permits a bank to locate a branch in any locality in the state. Additionally, California law exempts banks from California usury laws.

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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, the Company is required to maintain certain levels of capital, as is the Bank.  The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company as of December 31, 2013 are as follows:

	Requirement to be:		December 31, 2013
	Adequately Capitalized	Well Capitalized	Company	Bank
Tier 1 leverage capital ratio	4.0%	5.0%	11.19%	11.43%
Tier 1 risk-based capital ratio	4.0%	6.0%	15.93%	16.15%
Total risk-based capital ratio	8.0%	10.0%	11.19%	11.43%

In that the Bank is subject to a Consent Order with the FRB and DBO, the Bank is subject to additional capital guidelines.  Under the Consent Order the Bank is required to maintain a ratio of tangible equity to tangible assets of 9.50%   The Bank at December 31, 2013 was in compliance with this requirements of the Consent Order.

New Capital Rules. On July 2, 2013, the FRB approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC's rule is identical in substance to the final rules issued by the FRB.

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. Management believes that as of December 31, 2013, the Company's capital levels would remain "well-capitalized" under the new rules.

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

The FHLB – SF capital stock is redeemable on five years written notice, subject to certain conditions. At December 31, 2013 the Bank owned 19,784 shares of the FHLB-SF capital stock.

Federal Reserve. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits.  At December 31, 2013, the Bank was in compliance with these requirements.

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

In addition to the submission of the plans referred to in the Agreement to the Federal Reserve Bank for approval, and implementation of those plans, the Bank is required within 30 days after the end of each calendar quarter to submit written progress reports to the Federal Reserve Bank detailing actions taken to secure compliance with the Agreement. On April 23, 2013, July 23, 2013, and October 22, 2013, respectively, the Bank submitted progress reports to the Federal Reserve for the first, second, and third quarters of 2013. As of the January 30, 2014 progress report submitted for the fourth quarter of 2013, the Company and the Bank believe they are in compliance with the Agreement, including remediation of technical violations of laws and regulations regarding stale loan appraisals and the various deadlines in the Agreement.

Regulatory Order from the California Department of Business Oversight

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

•	Within 180 days from the effective date of the MOU, reduce the assets classified "Substandard" to not more than 45% of total capital.

•	Within 270 days from the effective date of the MOU, reduce the assets classified "Substandard" to not more than 40% of total capital.

•	Not establish any new branches or other offices without the prior written consent of the Commissioner of the California Department of Business Oversight;

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

The Community Reinvestment Act (the “CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities.  The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.  The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations.  The agencies use the CRA assessment factors in order to provide a rating to the financial institution.  The ratings range from a high of “outstanding” to a low of “substantial noncompliance.”  In its last examination for CRA compliance, as of October 2012, the Bank was rated “satisfactory.”

The Equal Credit Opportunity Act (the “ECOA”) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act (the “TILA”) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things. As a result of Dodd Frank, Regulation Z promulgated under TILA includes new limits on loan originator compensation for all closed-end mortgages. These changes include, prohibiting certain payments to a mortgage broker or loan officer based on the transaction’s terms or conditions, prohibiting dual compensation, and prohibiting a mortgage broker or loan officer from ‘‘steering’’ consumers to transactions not in their interest, to increase mortgage broker or loan officer compensation.

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

The Dodd-Frank Act additionally created a new independent federal regulator to administer federal consumer protection laws. Among the provisions of the Dodd-Frank Act are the following:

Deposit Insurance

The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

Interstate Branching

The Dodd-Frank Act authorized national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

Limits on Derivatives

The Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered take into consideration credit exposure to derivatives transactions. For this purpose, derivative transactions include any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

Transactions with Affiliates and Insiders

The Dodd-Frank Act expanded the definition of “affiliate” for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act applies Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The Dodd-Frank Act also prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by disinterested directors.

Debit Card Interchange Fees

The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. The FRB has established standards for reasonable and proportional fees which take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion, such as the Bank.

Consumer Financial Protection Bureau

The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

The Electronic Funds Transfer Act (EFTA) provides a basic framework for establishing the rights, liabilities, and responsibilities of consumers who use electronic funds transfer (EFT) systems. The EFTA is implemented by the Federal Reserve's Regulation E, which governs transfers initiated through ATMs, point-of-sale terminals, payroll cards, automated clearinghouse (ACH) transactions, telephone bill-payment plans, or remote banking services. Regulation E was amended in January 2010 to require consumers to opt in (affirmatively consent) to participation in the Bank’s overdraft service program for ATM and one-time debit card transactions before overdraft fees may be assessed on the consumer’s account. Notice of the opt-in right must be provided to all existing and new customers who are consumers, and the customer’s affirmative consent must be obtained, before charges may be assessed on the consumer’s account for paying such overdrafts.

The rule provides bank customers with an ongoing right to revoke consent to participation in an overdraft service program for ATM and one-time debit card transactions, as opposed to being automatically enrolled in such a program. The rule also prohibits banks from conditioning the payment of overdrafts for checks, ACH transactions, or other types of transactions that overdraw the consumer’s account on the consumer’s opting into an overdraft service for ATM and one-time debit card transactions. For customers who do not affirmatively consent to overdraft service for ATM and one-time debit card transactions, a bank must provide those customers with the same account terms, conditions, and features that it provides to consumers who do affirmatively consent, except for the overdraft service for ATM and one-time debit card transactions.

On June 21, 2010, the federal banking agencies issued final guidance on incentive compensation which applies to all banks. Except for the largest banking organizations, enforcement of this guidance is handled through the supervisors’ regular risk-focused examination process. . The employees covered by the final guidance are senior executives and others who are responsible for oversight of the organization’s firm-wide activities or material business lines; individual employees, including non-executive employees, whose activities may expose the organization to material amounts of risk; and groups of employees who are subject to the same or similar incentive compensation arrangements and who, in the aggregate, may expose the organization to material amounts of risk, even if no individual employee is likely to expose the organization to material risk. The guidance provides for three principles for safe and sound incentive compensation arrangements:

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

In May 2009 the Helping Families Save Their Homes Act of 2009 was enacted to help consumers avoid mortgage foreclosures on their homes through certain loss mitigation actions including special forbearance, loan modification, pre-foreclosure sale, deed in lieu of foreclosure, support for borrower housing counseling, subordinate lien resolution, and borrower relocation. This law permits the Secretary of Housing and Urban Development (HUD), for mortgages either in default or facing imminent default, to: (1) authorize the modification of such mortgages; and (2) establish a program for payment of a partial claim to a mortgagee who agrees to apply the claim amount to payment of a mortgage on a 1- to 4-family residence. In implementing the law, the Secretary of HUD is authorized to (1) provide compensation to the mortgagee for lost income on monthly mortgage payments due to interest rate reduction; (2) reimburse the mortgagee from a guaranty fund in connection with activities that the mortgagee is required to undertake concerning repayment by the mortgagor of the amount owed to HUD; (3) make payments to the mortgagee on behalf of the borrower, under terms defined by HUD; and (4) make mortgage modification with terms extended up to 40 years from the modification date. The new law also authorizes the Secretary of HUD to: (1) reassign the mortgage to the mortgagee; (2) act as a Government National Mortgage Association (GNMA, or Ginnie Mae) issuer, or contract with an entity for such purpose, in order to pool the mortgage into a Ginnie Mae security; or (3) resell the mortgage in accordance with any program established for purchase by the federal government of insured mortgages. The law also amended the Foreclosure Prevention Act of 2008, with respect to emergency assistance for the redevelopment of abandoned and foreclosed homes (neighborhood stabilization), to authorize each state that has received certain minimum allocations and has fulfilled certain requirements, to distribute any remaining amounts to areas with homeowners at risk of foreclosure or in foreclosure without regard to the percentage of home foreclosures in such areas.

Also in May 2009, the Credit Card Act of 2009 was enacted to help consumers and ban certain practices of credit card issuers. This law allows interest rate hikes on existing balances only under limited conditions, such as when a promotional rate ends, there is a variable rate or if the cardholder makes a late payment. Interest rates on new transactions can increase only after the first year. Significant changes in terms on accounts cannot occur without 45 days' advance notice of the change. The law bans raising interest rates on customers based on their payment records with other unrelated credit issuers (such as utility companies and other creditors) for existing credit card balances, though card issuers would still be allowed to use universal default on future credit card balances if they give at least 45 days' advance notice of the change. The law allows consumers to opt out of certain significant changes in terms on their accounts. Opting out means cardholders agree to close their accounts and pay off the balance under the old terms. They have at least five years to pay the balance. Credit card issuers will be banned from issuing credit cards to anyone under 21, unless they have adult co-signers on the accounts or can show proof they have enough income to repay the card debt.

The law requires card issuers to give card account holders "a reasonable amount of time" to make payments on monthly bills. That means payments would be due at least 21 days after they are mailed or delivered. Credit card issuers would no longer be able to set early morning or other arbitrary deadlines for payments. When consumers have accounts that carry different interest rates for different types of purchases payments in excess of the minimum amount due must go to balances with higher interest rates first. Consumers must "opt in" to over-limit fees. Those who opt out would have their transactions rejected if they exceed their credit limits, thus avoiding over-limit fees. Fees charged for going over the limit must be reasonable. Finance charges on outstanding credit card balances would be computed based on purchases made in the current cycle rather than going back to the previous billing cycle to calculate interest charges. Fees on credit cards cannot exceed 25 percent of the available credit limit in the first year of the card.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted to provide stimulus to the struggling US economy. ARRA authorizes spending of $787 billion, including about $288 billion for tax relief, $144 billion for state and local relief aid, and $111 billion for infrastructure and science. In addition, ARRA includes additional executive compensation restrictions for recipients of funds from the US Treasury under the Troubled Assets Relief Program of the Emergency Economic Stimulus Act of 2008 (EESA).

EESA was amended by ARRA to provide additional incentive compensation restrictions for financial institutions receiving TARP funds and also require additional corporate governance provisions with respect to limiting golden parachutes, lavish expenditures and requiring officer certifications of compliance and clawbacks for improperly earned incentive compensation at such institutions.

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

ARRA also provides $730 million to the SBA and makes changes to the agency’s lending and investment programs so that they can reach more small businesses that need help. The funding includes:

•	$375 million for temporarily eliminating fees on SBA-backed loans and raising SBA's guarantee percentage on some loans to 90 percent.

•	$255 million for a new loan program to help small businesses meet existing debt payments.

•	$30 million for expanding SBA’s Microloan program, enough to finance up to $50 million in new lending and $24 million in technical assistance grants to microlenders

On January 1, 2012, SB 664 (Committee on Banking and Financial Institutions, Chapter 243, Statutes of 2011) became operative.  While some substantive changes were included in this legislation due to the passage of the Dodd-Frank federal legislation and some technical corrections that resulted from earlier amendments to the Code, the majority of the work involved in SB 664 was to reorder the section numbering in the Code. Among other things, the law requires a bank that establishes a branch office in this state in accordance with the National Bank Act, as amended by the Dodd-Frank Act to provide a specified notice to the Commissioner of DBO within 10 days of the establishment, relocation, or redesignation of offices.

In 2010, California SB 931 was enacted and provides that the first lien holder of a California residential loan accepts as full payment and satisfaction of such lien after the successful completion of the short sale of such residence, and furthermore such lender is prevented from pursuing a deficiency against the noncorporate borrower. In 2011, the benefits of SB 931 was extended to such borrowers with a second or subordinate lien in SB458 where such lien holder agreed to the short sale.

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

The enactment of AB1160 in 2009, requires a supervised financial institution in California that negotiates primarily in any of a number of specified languages in the course of entering into a contract or agreement for a loan or extension of credit secured by residential real property, to deliver, prior to the execution of the contract or agreement, and no later than 3 business days after receiving the written application, a specified form in that language summarizing the terms of the contract or agreement; provides for administrative penalties for violations; and requires the California Department of Corporations and the DBO to create a form for providing translations and make it available in Spanish, Chinese, Tagalog, Vietnamese and Korean.

The enactment of AB 1291 in 2009 made changes to the California Unclaimed Property Law including (among other things): allowing electronic notification to customers who have consented to electronic notice; requiring that notices contain certain information and allow the holder to provide electronic means to enable the owner to contact the holder in lieu of returning the prescribed form to declare the owner’s intent; authorizing the holder to give additional notices; and requiring, beginning January 1, 2011, a banking or financial organization to provide a written notice regarding escheat at the time a new account or safe deposit box is opened.

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

Employees

At December 31, 2013, the Company employed 138 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

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

Item 1B. - Unresolved Staff Comments

The Company had no unresolved staff comments at December 31, 2013.

Item 2 - Properties

The Bank’s Main bank branch is located at 2151 West Shaw Avenue, Fresno, California. The Company owns the building and leases the land under a sublease dated December 1, 1986, between Central Bank and USB. The current sublessor under the master ground lease is Bank of the West, which acquired the position through the purchase of Central Bank. The lessor under the ground lease (Master Lease) is Thomas F. Hinds. The lease expires on December 31, 2015, and the Company has options to extend the term for four (4) ten-year periods and one seven (7) year period.

The Company leases the banking premises of approximately 6,450 square feet for its second of three Fresno branches at 7088 N. First St, Fresno, California., under a lease which commenced August 2005 for a term of ten years expiring in July 2015. The branch was previously located at 1041 E. Shaw Avenue, Fresno, California, under a lease extension expiring February 28, 2005. The 7088 N. First location provides space for the relocated branch as well as the Real Estate Construction Department and the Indirect Consumer Lending Department.

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

The Company leases its financial services facility located at 9 River Park Place, Suite 420, Fresno, CA. The lease commenced on October 1, 2013 and expires on September 30, 2016.

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

During the third quarter ended September 30, 2008 and the fourth quarter ended December 31, 2008, the Company declared 1% stock dividends. During each of the twenty consecutive quarters beginning March 31, 2009 through December 31, 2013, the Company again declared 1% stock dividends. Share information for all periods presented in this Form 10-K has been restated to reflect the effect of the 1% stock dividends.

The following table sets forth the high and low closing sales prices by quarter for the Company's common stock, for the years ended December 31, 2013 and 2012.

	Closing Prices		Volume
Quarter	High	Low
4th Quarter 2013	$5.73	$4.19	322,000
3rd Quarter 2013	$4.40	$3.95	313,100
2nd Quarter 2013	$4.53	$3.96	306,600
1st Quarter 2013	$4.53	$2.50	767,000
4th Quarter 2012	$3.10	$2.46	340,700
3rd Quarter 2012	$2.82	$2.23	291,100
2nd Quarter 2012	$2.54	$1.95	225,300
1st Quarter 2012	$2.67	$1.73	201,800

At December 31, 2013, there were approximately 771 record holders of common stock of the Company. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

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

The Company distributed a 1% stock dividend to shareholders on January 24, 2013, April 24, 2013, July 24, 2013, and October 23, 2013. The Company distributed a 1% stock dividend to shareholders on January 25, 2012, April 25, 2012, July 25, 2012, and October 24, 2012.

The amount and payment of dividends by the Company to shareholders are set by the Company's Board of Directors with numerous factors involved including the Company's earnings, financial condition and the need for capital for expanded growth and general economic conditions. No assurance can be given that cash or stock dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as for December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	193,082	$10.57	429,276
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	193,082	$10.57	429,276

A complete description of the above plans is included in Note 10 of the Company’s Financial Statements, in Item 8 of this Annual Report on Form 10K, and is hereby incorporated by reference.

Purchases of Equity Securities by Affiliates and Associated Purchasers

On May 16, 2007, the Company announced another stock repurchase plan to repurchase, as conditions warrant, up to 750,895 shares of the Company's common stock on the open market or in privately negotiated transactions. The repurchase plan represents approximately 5.00% of the Company's currently outstanding common stock. The duration of the program is open-ended and the timing of purchases will depend on market conditions.

As of December 31, 2013, there were 650,106 shares available for repurchase. The Company did not repurchase any common shares during the years ended December 31, 2013 and 2012.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) competitive pressures in the banking industry and changes in the regulatory environment; ii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; iv) credit quality deterioration that could cause an increase in the for loan losses; v) Asset/Liability matching risks and liquidity risks; volatility and devaluation in the securities markets, vi) failure to comply with the regulatory agreement under which the Company is subject, vii)  expected cost savings from recent acquisitions are not realized, and, viii) potential impairment of goodwill and other intangible assets.. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

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

Effective April 23, 2004, the Company completed a merger with Taft National Bank headquartered in Taft, California. Taft National Bank (“Taft”) was merged into United Security Bank and Taft’s two branches, one located Taft and the other located in Bakersfield, California, began operating as branches of United Security Bank. The merger was accounted for using the purchase method of accounting, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Taft based on the fair value of those assets and liabilities, with resultant goodwill of $1.6 million and core deposits intangibles of $1.9 million. Goodwill is not amortized but is reviewed at least annually for impairment, while core deposit intangibles were amortized over a period of 7 years. The Company has recognized no impairment on either the goodwill or core deposit intangible related to the Taft merger. .

On February 16, 2007, the Company completed its merger of Legacy Bank, N.A. with and into United Security Bank, a wholly owned subsidiary of the Company. Legacy Bank which began operations in 2003 operated one banking office in Campbell, California serving small business and retail banking clients. With its small business and retail banking focus, Legacy Bank provides a unique opportunity for United Security Bank to serve a loyal and growing small business niche and individual client base in the San Jose area. Upon completion of the merger, Legacy Bank's branch office began operating as a branch office of United Security Bank. The merger transaction was accounted for using the purchase accounting method, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy based on the fair value of those assets and liabilities. Fair value adjustments and intangible assets totaled approximately $12.9 million, including $8.8 million in goodwill. Goodwill is not amortized but is reviewed at least annually for impairment, while core deposit intangibles are being amortized over a period of 7 years. The Company did not recognize any impairment charges related to goodwill or core deposit intangibles for the years ended December 31, 2013 and 2012.

During July 2007, the Company formed USB Capital Trust II, a wholly-owned special purpose entity, for the purpose of issuing Trust Preferred Securities. Like USB Capital Trust I formed in July 2001, USB Capital Trust II is a Variable Interest Entity (VIE) and a deconsolidated entity pursuant current accounting standards related to variable interest entities. On July 23, 2007, USB Capital Trust II issued $15 million in Trust Preferred securities. The securities have a thirty-year maturity and bear a floating rate of interest (repricing quarterly) of 1.29% over the three-month LIBOR rate. Interest is payable quarterly. Concurrent with the issuance of the Trust Preferred securities, USB Capital Trust II used the proceeds of the Trust Preferred securities offering to purchase a like amount of junior subordinated debentures of the Company. The Company is to pay interest on the junior subordinated debentures to USB Capital Trust II, which represents the sole source of dividend distributions to the holders of the Trust Preferred securities. The Company elected at September 30, 2009, to defer quarterly payments of interest on the junior subordinated debentures beginning with the quarterly payment due October 1, 2009. In addition, the Agreement entered into with the Federal Reserve Bank of San Francisco during March 2010 prohibits the Bank from making distributions, including dividends and interest payments, without prior written approval. The terms of the debentures permit the deferment of payment of interest for up to 20 consecutive quarters. Interest continues to accrue while interest payments are deferred. Under the terms of the trust preferred securities the Company is prohibited from paying dividends on its capital stock (including common stock) during the deferral period. The Company may redeem the junior subordinated debentures at anytime at par.

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

▪
The Federal Reserve concluded in the June 2009 examination that oversight by the Board of Directors and senior management was not adequate given the escalating risk profile of the Bank's activities. Although the severe economic downturn was a significant factor in the decline in asset quality, the Board of Directors and senior management were deemed responsible for implementing a business strategy which allowed concentrations in higher-risk speculative residential construction lending. The Board of Directors and senior management had taken measures to maintain asset quality, capital, earnings, and liquidity, but had had not responded in a timely manner to the rapidly changing real estate conditions. As of March 31, 2009, the concentration in construction and land development loans represented high levels in relation to equity capital and reserves, although the exposures were declining over the prior few years. For example, management increased the ALLL in the second quarter of 2009, ordered new appraisals on property remargined collateral on loans, and was seeking sources for new equity capital. In addition, several transactions to reduce or restructure problem assets were in process. However, these actions had not resulted in material tangible improvements in the overall condition of the Bank as of the June 2009 examination. In addition, the June 2009 examination identified nine technical violations of Regulation Y Subpart B that deal with the failure to obtain the prescribed appraisals or evaluations on loan extensions or renewals. These violations of law were subsequently remedied.

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

In addition to the submission of the above plans to the Federal Reserve Bank for approval, and implementation of the above plans, the Bank is required within 30 days after the end of each calendar quarter to submit written progress reports to the Federal Reserve Bank detailing actions taken to secure compliance with the Agreement. On April 23, 2013, July 23, 2013, and October 22, 2013, respectively, the Bank submitted progress reports to the Federal Reserve for the first, second, and third quarters of 2013. As of January 30, 2014, the Company submitted a progress report for the fourth quarter of 2013. At this time the Company and the Bank believe they are in compliance with the Agreement, including remediation of technical violations of laws and regulations regarding stale loan appraisals.

Regulatory Order from the California Department of Business Oversight

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

Current Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources are considered as well in the planning process to mitigate risk and allow for growth. Net interest income has declined over the past two years, totaling $21,391,000 and $23,090,000 for the years ended December 31, 2013 and 2012, respectively. The decline in net interest income was primarily the result of declines in the rates on interest-earning assets which more than outweighed the decrease in interest expense during 2013. Average interest-earning assets increased approximately $29,749,000 between 2013 and 2012 , however, the rate on interest earning assets decreased 64bp during the two periods. The increase in average earning assets between 2013 and 2012 consisted of an increase of $35,243,000 in interest-bearing deposits held at the Federal Reserve Bank and $2,963,000 in loans, offset by a decrease of $8,114,000 in investment securities. During the last two years, the Company’s cost of interest-bearing liabilities has declined significantly as market rates of interest declined, with the average cost of interest-bearing liabilities dropping from 0.60% during 2012 to 0.47% for the year ended December 31, 2013.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest earning assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 12/31/13	YTD Average 12/31/12
Loans	70.75%	74.20%
Investment securities available for sale	5.45%	7.30%
Interest-bearing deposits in other banks	0.27%	0.35%
Interest-bearing deposits in FRB	23.53%	18.15%
Total earning assets	100.00%	100.00%

NOW accounts	15.56%	14.44%
Money market accounts	41.96%	37.39%
Savings accounts	12.40%	11.99%
Time deposits	27.00%	33.44%
Other borrowings	0.00%	—%
Subordinated debentures	3.08%	2.74%
Total interest-bearing liabilities	100.00%	100.00%

In 2013, residential real estate markets in the five-county region from Merced to Kern showed strengthening improvement over the prior years. Home prices for residential real estate markets in the five-county region saw average price increases of 21% above 2012 levels. New home sales in the five-county region, excluding Merced, were up in December at 371 units compared with 360 units in 2012. The number of All Homes sold declined in December 2013 compared with a year earlier with 2,213 new and existing units sold in December 2013, compared with 2,429 units sold in 2012.

The market for OREO properties (foreclosed properties) owned by the Bank continue to strengthen. Even though a few properties were added to totals during 2013, those properties were subsequently sold during 2013, and the outstanding balance of OREO fell from $23,932,000 at December 31, 2012 to $13,946,000 at December 31, 2013.

Unemployment in Fresno County was 15.3% at year-end 2012 and 12.5% at the end of 2013. California improved from 10.5% to 7.9%, while the US improved from 8.1% to 6.7% at December 31, 2013. Fresno is the largest agriculture-producing county in the US and Ag production totaled $7.2 billion in 2013, a 4.3% increase over the prior year. Of the five county region, Merced to Kern, four are in the top five counties in the US for Agricultural production. The Agricultural markets in this region strengthened in 2013 fueled in part by global demand for exports that drove agricultural product prices and demand for local agricultural land higher. The agriculture affect benefits the five-county economies.

Kern County varies slightly from Fresno County. Kern performed slightly better in unemployment at 10.7% for 2013, down from 13.5% for 2012.

Santa Clara County is one of the few areas with consistent job and income growth in 2013 based on the strength of its high-tech manufacturing sector that has benefited from increasing business investment.  Unemployment rates were 5.7% at December 31, 2013, down from 7.5% in 2012.

During the year ended December 31, 2013, the Company experienced increases in real estate mortgage loans, but experienced decreases in real estate construction development and commercial and industrial loans, compared to the same period ended December 31, 2012. Loans decreased $4,740,000 between December 31, 2012 and December 31, 2013. Commercial and industrial loans decreased $1,431,000 between December 31, 2012 and December 31, 2013. Real estate mortgage loans increased $7,431,000 between December 31, 2012 and December 31, 2013. Agricultural loans decreased $5,237,000 between December 31, 2012 and December 31, 2013.  Commercial real estate loans (a component of real estate mortgage loans) have remained as a significant percentage of total loans over the past year, amounting to 36.41% and 33.39%, of the total loan portfolio at December 31, 2013 and December 31, 2012, respectively. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $52,036,000 or 13.16% of the portfolio at December 31, 2013, $55,016,000, or 13.75% of the portfolio at December 31, 2012. Loan participations purchased have decreased from $33,000 or 0.01% of the portfolio at December 31, 2012, to $30,000 or less than 0.01% of the portfolio at December 31, 2013. Loan participations sold decreased from $12,117,000 or 3.0% of the portfolio at December 31, 2012, to $9,786,000, or 2.5%, at December 31, 2013.

Although market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped maintain adequate margins. The Company’s net interest margin decreased to 3.86% for the year ended December 31, 2013, when compared to 4.40% for the year ended December 31, 2012. The net interest margin has also been impacted by a decline in yield on loans, the Company’s highest yielding asset, which has been partially offset by an increase in overnight investments with the Federal Reserve Bank, a much lower yielding asset. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. Loans yielded 5.60% during the year ended December 31, 2013, as compared to 5.95% for the year ended December 31, 2012.  The decrease in the Company’s cost of funds over the past year has mitigated the impact of declining yields on earning assets. The Company’s average cost of funds was 0.47% for the year ended December 31, 2013, as compared to 0.60% for the year ended December 31, 2012. Although the Company does not intend to increase its current level of brokered deposits, the levels of brokered deposits are expected to remain level at least in the short-term. The Company is currently only utilizing CDAR's reciprocal deposits as a concession to our customers. The $11,500,000 in brokered deposits at December 31, 2013 continues to provide the Company with a low-cost source of deposits. The Company will continue to utilize these funding sources when required to maintain prudent liquidity levels, while seeking to increase core deposits when possible.

Total noninterest income of $3,968,000 reported for the year ended December 31, 2013 decreased $1,508,000 or 27.54% as compared to the year ended December 31, 2012. Noninterest income continues to be driven by customer service fees, which totaled $3,456,000 for the year ended December 31, 2013. However, the decrease in noninterest income between the years ended December 31, 2013 and December 31, 2012, was primarily the result of a $1,739,000 decrease in gain on sale of other investments, partially offset by a decrease of $284,000 on impairment losses on investment securities.

Noninterest expense decreased approximately $862,000 or 4.32% between the years ended December 31, 2012 and December 31, 2013. The decreases experienced during the year ended December 31, 2013, were primarily the result of a decrease of $663,000 in the net operating cost on OREO and decreases in amortization expenses, professional fees, regulatory insurance assessments, and amortization expenses.

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

The Company has not paid any cash dividends on its common stock since the second quarter of 2008 and does not expect to resume cash dividends on its common stock for the foreseeable future. Because the Company has elected to defer the quarterly payments of interest on its junior subordinated debentures issued in connection with the trust preferred securities as discussed above, the Company is prohibited under the subordinated debenture agreement from paying cash dividends on its common stock during the deferral period. In addition, pursuant to the Agreement entered into with the Federal Reserve Bank during March of 2010, the Company and the Bank are precluded from paying cash dividends without prior consent of the Federal Reserve Bank.  On March 26, 2013, June 25, 2013, September 24, 2013, and December 17, 2013, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of April 12, 2013, July 12 2013, October 11, 2013, and January 10, 2014, respectively, an additional 142,157, 143,613, 145,083, and 146,530 shares, respectively, were issued to shareholders. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the year ended December 31, 2013. Total assets decreased approximately $12,948,000 during the year ended December 31, 2013, including a decrease of $9,986,000 in OREO, a decrease of $6,415,000 in cash and cash equivalents, and a decrease of $4,224,000 in net loans. Total deposits decreased $20,798,000, including an decrease of $2,697,000 in noninterest-bearing deposits, partially offset by decreases of$2,202,000 in savings and NOW and money market accounts, and $15,899,000 in time deposits during the year ended December 31, 2013. Average loans comprised approximately 70.75% and 74.20% of overall average earning assets during the years ended December 31, 2013 and December 31, 2012, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, remained high during the year ended December 31, 2013, but decreased $15,025,000 from a balance of $47,073,000 at December 31, 2012 to a balance of $32,048,000 at December 31, 2013. Nonaccrual loans totaling $12,341,000 at December 31, 2013, decreased $1,084,000 from the balance of $13,425,000 reported at December 31, 2012. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $3,799,000 during the year ended December 31, 2013 with a balance of $18,132,000 at December 31, 2013. Other real estate owned through foreclosure decreased $9,986,000 between December 31, 2012 and December 31, 2013, as a result of the sale of various properties. As a result of the related events, nonperforming assets as a percentage of total assets decreased from 7.25% at December 31, 2012 to 5.04% at December 31, 2013.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for loan and lease losses and provision for credit losses for the periods shown.

(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Provision for credit losses during period	$(1,098)	$1,019	$13,602
Allowance as % of nonperforming loans	60.70%	50.92%	45.52%
Nonperforming loans as % total loans	4.58%	5.78%	7.34%
Restructured loans as % total loans	2.29%	4.19%	4.74%

As the economy has declined along with asset valuations, increased emphasis has been placed on impairment analysis of both tangible and intangible assets on the balance sheet. As of March 31, 2013, the Company conducted annual impairment testing on the largest component of its outstanding balance of goodwill, that of the Campbell operating unit (resulting from the Legacy merger during February 2007.) During the second quarters of 2013 and 2012, the Company utilized an independent valuation service to determine the aggregate fair value of the individual assets, liabilities, and identifiable intangible assets of the Campbell operating unit in question to determine if the goodwill related to that operating unit was impaired, and if so, how much the impairment was. Management, with the assistance of the independent third-party, concluded that there was no impairment of the goodwill related to the Campbell operating unit for the years ended December 31, 2013 and 2012.

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. As the real estate market declined through 2008, and that accelerated throughout much of 2009, the level of problem assets increased, and the estimated real estate values on many of those assets decreased resulting in increased charge-offs or write-downs of those assets. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. As a result of these efforts, restructured loans decreased from 47 loans totaling $24,634,000 at December 31, 2010 to approximately 41 loans totaling $19,275,000 at December 31, 2011, decreasing to 58 loans totaling $16,773,000 at December 31, 2012, and then decreasing to 35 loans totaling $9,059,000 at December 31, 2013. A negative provision was made to the allowance for credit losses totaling $1,098,000 during the year ended December 31, 2013, as compared to a provision of $1,019,000 for the year ended December 31, 2012. The provisions made to the allowance for credit losses, totaling $39,000 during the second quarter of 2013, and a negative provision of $1,150,000 made during the third quarter of 2013, provided a level in the allowance for credit losses that is deemed adequate to cover inherent losses in the loan portfolio. Net loan and lease recoveries during the year ended December 31, 2013 totaled $302,000, as compared to $2,883,000 in net charge-offs for the year ended December 31, 2012. The Company charged-off approximately 24 loans during the year ended December 31, 2013, compared to 26 loans during the year ended December 31, 2012. Net loan and lease recoveries totaling $302,000 during the year ended December 31, 2013, included $372,000 in net charge-offs during the quarter ended March 31, 2013, $285,000 in net charge-offs during the quarter ended June 30, 2013, $545,000 in net recoveries during the quarter ended September 30, 2013, and $414,000 in net recoveries during the fourth quarter of 2013. The percentage of net recoveries to average loans were 0.08%, net charge-off of 0.74%, and 3.9% for the years ended December 31, 2013, 2012, and 2011, respectively.

Deposits decreased by $20,798,000 during the year ended December 31, 2013, with decreases in time, NOW, money market, and non interest bearing deposits, partially offset by an increase in savings accounts. Decreases in time deposits experienced during the year ended December 31, 2013, were partially the result of decreases in brokered wholesale deposits, as the Company continues to reduce its reliance on brokered deposits and other wholesale funding sources, while enhancing liquidity.

Brokered deposits have provided the Company a relatively inexpensive funding source over the past several years totaling $11,500,000 or 2.12% of total deposits at December 31, 2013, as compared to $17,984,000 or 3.19% of total deposits at December 31, 2012. Brokered deposits and other wholesale funding sources were used to some degree to fund loan growth in 2007 and 2008, but the current state of the economy and the financial condition of the Company have made it increasingly important to continue to develop core deposits and reduce the Company’s dependence on brokered and other wholesale funding sources, including lines of credit with the Federal Reserve Bank and the FHLB. The Company increased its efforts early in 2009 to develop core deposit growth with employee training throughout the entire organization and a deposit-gathering program that incented employees to bring in new deposits from our local market area and establish more extensive relationships with our customers. The Company continues its deposit gathering program and committed additional resources to its efforts during 2010 including two full time employees dedicated to business development. As part of its liquidity position improvement plan resulting from the formal agreement with the Federal Reserve Bank issued in March 2010, the Company has reduced its reliance on brokered deposits to levels more comparable with peers, which is currently about 5% of total deposits. .

While the Company still has a slightly higher percentage of brokered deposits than peers at December 31, 2013, the Company is well below the 5% maximum target set in 2010, with 2.1% in brokered deposits as a percentage of total deposits at year-end 2013. Total wholesale borrowings and brokered deposits decreased an additional $6,484,000 during the year ended December 31, 2013 to a balance of $11,500,000 at December 31, 2013.

Although the Company had no borrowings at December 31, 2013 and 2012, the Company will continue to utilize overnight borrowings and other term credit lines as deemed prudent. Use of such lines are monitored closely to ensure sound balance sheet management in light of the current economic and credit environment.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have remained low over the last three or four years. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.54% and 1.60% at December 31, 2013 and 2012, respectively. Pursuant to fair value accounting guidance, the Company has recorded $776,000 in pretax fair value losses on its junior subordinated debt during the year ended December 31, 2013, bringing the total cumulative gain recorded on the debt to $5,511,000 at December 31, 2013.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties, as well as Campbell, in Santa Clara County. The San Joaquin Valley and other California markets continue to exhibit weak demand for construction lending and commercial lending from small and medium size businesses, as commercial and residential real estate markets have remained depressed since 2008. We have seen improvement during the later part of 2012 and through 2013, and are optimistic that these positive trends will continue. There are continued challenges for the banking industry with tight credit markets and relatively weak real estate markets adversely affecting the Banking industry and the Company.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance during 2014 and beyond. The banking industry is still experiencing downward pressure on net margins as interest rates remain at historical lows. During March 2010, the Company and the Bank entered into a regulatory agreement with the Federal Reserve Bank which, among other things, requires improvements in the overall condition of the Company and the Bank. As a result, market rates of interest, asset quality, as well as regulatory oversight will continue be an important factor in the Company’s ongoing strategic planning process.

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

Fair Value

Effective January 1, 2007, the Company adopted fair value option accounting standards choosing to apply the standards to its junior subordinated debt. The Company concurrently adopted the accounting standards related to fair value measurements. The accounting standards related to fair value measurements defines how applicable assets and liabilities are to be valued, and requires expanded disclosures about financial instruments carried at fair value. The fair value measurement accounting standard establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments infrequently traded or not quoted in an active market will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. Determining fair values under the accounting standards may include judgments related to measurement factors that may vary from actual transactions executed in the marketplace. For the years ended December 31, 2013 and 2012, the Company recorded fair value adjustments related to its junior subordinated debt totaling losses of $776,000 and $774,000, respectively. (See Notes 8 and 13 of the Notes to Consolidated Financial Statements for additional information about financial instruments carried at fair value.)

Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. The acquisition of Taft National Bank during April 2004 gave rise to goodwill totaling approximately $1.6 million, and the acquisition of Legacy Bank during February 2007 resulted in goodwill of approximately $2.9 million. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually using an internal discounted cash flow model.  The Company recognized no impairment of goodwill during 2013 and 2012. While the Company believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred taxes are measured using current tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered. If the Company’s future income is not sufficient to apply the deferred tax assets within the tax years to which they may be applied, the deferred tax asset may not be realized and the Company’s income will be reduced. The Company had recorded a valuation allowance against its deferred tax assets of $0 and $2,686,000 at December 31, 2013 and 2012, respectively,.

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

The Company had no FIN 48 reserve as as of December 31, 2013 and 2012.

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

Results of Operations

On a year-to-date basis, the Company reported net income of $7,269,000 or $0.49 per share ($0.49 diluted) for the year ended December 31, 2013, as compared to $6,069,000 or $0.41 per share ($0.41 diluted) for the same period in 2012. The increase of $1,200,000 between December 31, 2012 and December 31, 2013 resulted from decreases in non interest expense, a negative provision for loan loss in 2013, in addition to a reversal of the allowance for deferred tax assets.

The Company’s return on average assets was 1.13% for the year ended December 31, 2013, as compared to 0.97% for the year ended December 31, 2012. The Company’s return on average equity was 10.09% for the year ended December 31, 2013, as compared to 9.20% for the year ended December 31, 2012.

As with variances in net income, changes in the return on average assets and average equity experienced by the Company during 2013 and 2012 were primarily the result of fluctuations in loan loss provisions taken during the past two years, as well as the reversal of the allowance for deferred tax assets and OREO-related expenses.

The following table sets forth certain selected financial data for the Bank for each of the years in the five-year periods ended December 31, 2013, and should be read in conjunction with the more detailed information and financial statements contained elsewhere herein (in thousands except per share data and ratios).

(In thousands except per share data and ratios)	2013	2012	2011	2010	2009
Selected Financial Ratios:
Return on average assets	1.13%	0.97%	(1.64)%	(0.63)%	(0.62)%
Return on average shareholders' equity	10.09%	9.23%	(15.86)%	(5.67)%	(5.77)%
Average shareholders' equity to average assets	11.20%	10.55%	10.36%	11.06%	10.71%
Dividend payout ratio	—%	—%	—%	—%	—%

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

Net interest income before provision for credit losses totaled $21,391,000 for the year ended December 31, 2013, representing a decrease of $1,699,000, or 7.36%, when compared to the $23,090,000 reported for the same period of the previous year. The Company’s year-to-date net interest margin, as shown in Table 1, decreased to 3.86% at December 31, 2013 from 4.40% at December 31, 2012, a decrease of 54 basis points (100 basis points = 1%) between the two periods. Significant declines in the Company’s cost of funds helped to mitigate declines in net interest income and minimized the decrease in the net margin between the two periods.

Table 1. – Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and interest differentials
Years ended December 31, 2013 and 2012

		2013			2012
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans and leases (1)	$392,340	$21,979	5.60%	$389,377	$23,184	5.95%
Investment Securities – taxable	30,208	703	2.33%	38,322	1,720	4.49%
Interest-bearing deposits in other banks	1,511	8	0.53%	1,854	23	1.24%
Interest-bearing deposits in FRB	130,481	312	0.24%	95,238	224	0.24%
Total interest-earning assets	554,540	$23,002	4.15%	524,791	$25,151	4.79%
Allowance for credit losses	(11,299)			(12,257)
Noninterest-earning assets:
Cash and due from banks	22,417			23,290
Premises and equipment, net	12,082			12,617
Accrued interest receivable	1,278			1,512
Other real estate owned	18,932			24,454
Other assets	45,431			48,601
Total average assets	$643,381			$623,008
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$53,731	$60	0.11%	$49,358	$68	0.14%
Money market accounts	144,920	615	0.42%	127,784	775	0.61%
Savings accounts	42,837	84	0.20%	40,986	98	0.24%
Time deposits	93,236	571	0.61%	114,286	850	0.74%
Other borrowings	—	—	0.00%	—	—	0.00%
Junior subordinated debentures	10,640	281	2.64%	9,385	270	2.88%
Total interest-bearing liabilities	345,364	$1,611	0.47%	341,799	$2,061	0.60%
Noninterest-bearing liabilities:
Noninterest-bearing checking	220,003			210,003
Accrued interest payable	95			127
Other liabilities	5,888			5,324
Total Liabilities	571,350			557,253

Total shareholders' equity	72,031			65,755
Total average liabilities and shareholders' equity	$643,381			$623,008
Interest income as a percentage of average earning assets			4.15%			4.79%
Interest expense as a percentage of average earning assets			0.29%			0.39%
Net interest margin			3.86%			4.40%
(1) Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $10,000 and $527,000 for the years ended December 31, 2013 and 2012, respectively.

The prime rate averaged 3.25% for the years ended December 31, 2013 and 2012.

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

Table 2.  Rate and Volume Analysis

	2013 compared to 2012			2012 compared to 2011
(In thousands)	Total	Rate	Volume	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$(1,205)	$(1,380)	175	$(2,389)	$(268)	(2,121)
Investment securities	(1,017)	(706)	(311)	(421)	54	(475)
Interest-bearing deposits in other banks	(15)	(14)	(1)	(16)	(11)	(5)
Interest-bearing deposits in FRB	88	2	86	38	2	36
Total interest income	(2,149)	(2,098)	(51)	(2,788)	(223)	(2,565)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(168)	(262)	94	(257)	(294)	37
Savings accounts	(14)	(18)	4	(35)	(41)	6
Time deposits	(279)	(137)	(142)	(537)	(160)	(377)
Other borrowings	—	—	—	(101)	(51)	(50)
Subordinated debentures	11	(23)	34	27	41	(14)
Total interest expense	(450)	(440)	(10)	(903)	(505)	(398)
Increase (decrease) in net interest income	$(1,699)	$(1,658)	(41)	$(1,885)	$282	(2,167)

For the year ended December 31, 2013, total interest income decreased approximately $2,149,000 or 8.54% as compared to the year ended December 31, 2012. Earning asset volumes decreased in investment securities available for sale and interest-bearing deposits in other banks between the two periods with a large decrease experienced in securities, which on average decreased $8,114,000 between the two periods. The average rates on loans decreased 35 basis points between the two periods, and the average rate on investment securities decreased approximately 216 basis points during the year ended December 31, 2013, as compared to the same period of 2012.  The decrease in the average rate on investment securities is a result of the sale of $7.5 million in impaired residential mortgage obligations during the fourth quarter of 2012.

For the year ended December 31, 2013, total interest expense decreased approximately $450,000, or 21.83%, as compared to the year ended ended December 31, 2012. Between those two periods, average interest-bearing liabilities increased by $3,565,000, while the average rates paid on these liabilities decreased by 13 basis points.

 Provision for Credit Losses

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
For the year ended December 31, 2013, the provision to the allowance for credit losses amounted to a benefit of $(1,098,000) as compared to a provision of $1,019,000 for the year ended December 31, 2012.

The amount provided to the allowance for credit losses during the year ended December 31, 2013, brought the allowance to 2.78% of net outstanding loan balances at December 31, 2013, as compared to 2.95% of net outstanding loan balances at December 31, 2012. The negative loan loss provision recorded during 2013 is a result of continuing improvements in the overall credit quality of the loan portfolio, overall improvement in the loss history over the last year, improvement in property values that serve as collateral for a large portion of  loan portfolio, as well as modest reductions in the overall loan portfolio between December 31, 2012 and December 31, 2013.

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicated and the net changes between those years:

(In thousands)	2013	2012	Amount of Change	Percent Change
Customer service fees	$3,456	$3,583	$(127)	(3.54)%
Increase in cash surrender value of BOLI	556	564	(8)	(1.42)%
Loss on disposition of securities	—	(195)	195	(100.00)%
Impairment loss on investment securities	—	(284)	284	(100.00)%
Loss on fair value option of financial liabilities	(776)	(774)	(2)	0.26%
Gain on other investments	—	1,739	(1,739)	(100.00)%
Other	732	843	(111)	(13.17)%
Total	$3,968	$5,476	$(1,508)	(27.54)%

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers and, to a lesser extent, gains on sales of Company assets and other miscellaneous income.

Noninterest income for the year ended December 31, 2013 decreased $1,508,0000 or 27.54% when compared to the same period of 2012. Customer service fees, the primary component of noninterest income, decreased $127,000 or 3.54% between the two periods presented. The decrease in noninterest income of $1,508,000 between the two periods includes a decrease in gain on sale of other investment due to a gain of $1,739,000 realized in 2012 on the sale of a tax credit partnership and a decrease due to loss on fair value of financial liability, partially offset by an increase in impairment loss on investment securities and loss on disposition of securities.

 Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2013 and 2012:

	2013		2012
(Dollars in thousands)	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets
Salaries and employee benefits	$9,214	1.66%	$9,082	1.73%
Occupancy expense	3,678	0.66%	3,548	0.68%
Data processing	185	0.03%	77	0.01%
Professional fees	1,275	0.23%	1,707	0.33%
FDIC/DFI assessments	1,150	0.21%	1,409	0.27%
Directors fees	232	0.04%	256	0.05%
Amortization of intangibles	187	0.03%	304	0.06%
Correspondent bank service charges	287	0.05%	313	0.06%
Loss on CA Tax Credit Partnership	253	0.05%	39	0.01%
OREO expense	271	0.05%	934	0.18%
Other	2,351	0.42%	2,276	0.43%
Total	$19,083	3.44%	$19,945	3.80%

Noninterest expense decreased $862,000 between the years ended December 31, 2013 and 2012. The net decrease in noninterest expense between the comparative periods is primarily the result of a decrease on net cost of operation on OREO and decreases in regulatory assessments and professional fees.

Included in net costs on operations of OREO for the years ended December 31, 2013 and 2012, are gains on the sale of OREO totaling $1,346,000 and $278,000, respectively, which were offset by impairment losses of $214,000 and $463,000, as well as OREO operating expenses totaling $1,403,000 and $749,000, respectively.

During the years ended December 31, 2013 and 2012, the Company recognized stock-based compensation expense of $29,000 (less than $0.01 per share basic and diluted). This expense is included in noninterest expense under salaries and employee benefits. Under the current pool of stock options, the Company expects stock-based compensation expense to be about $2,100 per quarter for 2014 through 2015, and about $1,700 for the first quarter of 2016. If new stock options are issued, or existing options fail to vest due, for example, to forfeiture, actual stock-based compensation expense in future periods will change.

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

The Company has reviewed all of its tax positions as of December 31, 2013, and has determined that, there are no material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets decreased by $12,948,000 or 2.00% during the year to $635,929,000 at December 31, 2013, and decreased 15,403,000 or 1.99% from the balance of 651,332,000 at December 31, 2011. During the year ended December 31, 2013, decreases of $4,224,000 were experienced in net loans. Overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold increased a net $873,000, while investment securities increased by $11,772,000 during the year ended December 31, 2013. Total deposits of $542,489,000 at December 31, 2013, decreased $20,798,000 or 3.69% from the balance reported at December 31, 2012, a $31,938,000 or 3.62% decrease from the balance of $574,427,000 reported at December 31, 2011.

During the year ended December 31, 2012, decreases of $8,658,000 were experienced in net loans as real estate lending plateaued and approximately $2.4 million in problem loans were transferred to OREO, while another $4,278,000 was charged off against the allowance for loan losses. Overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold, increased a net $18,014,000, while investment securities decreased by $6,614,000 during the year ended December 31, 2012. Total deposits of $563,287,000 at December 31, 2012 decreased $11,140,000 or 1.94% from the balance reported at December 31, 2011, a $5,821,000 or 1.03% increase from the balance of $557,466,000 reported at December 31, 2010.

Earning assets averaged approximately $554,540,000 during the year ended December 31, 2013, as compared to $524,791,000 for the year ended December 31, 2012. Average interest-bearing liabilities increased to $345,364,000 for the year ended December 31, 2013, as compared to $341,799,000 for the year ended December 31, 2012.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $395,317,000 at December 31, 2013, representing a decrease of $4,740,000 or 1.18% when compared to the balance of $400,057,000 at December 31, 2012. During 2013 average loans increased 0.76% when compared to the year ended December 31, 2012. Average loans totaled $392,340,000, $389,377,000, and $424,961,000 for the years ended December 31, 2012, 2012 and 2011, respectively.

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:

	2013		2012		2011		2010 (1)		2009 (1)
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans
Commercial and Industrial	$70,686	17.9%	$72,117	18.0%	$99,060	24.2%	$159,224	36.0%	$167,930	33.0%
Real estate mortgage	197,365	49.9%	189,934	47.5%	182,131	44.6%	157,781	35.7%	165,629	32.6%
RE construction & development	87,004	22.0%	90,941	22.7%	70,877	17.3%	65,182	14.8%	105,220	20.7%
Agricultural	30,932	7.8%	36,169	9.0%	45,483	11.1%	46,308	10.5%	50,897	10.0%
Installment/other	9,330	2.4%	10,884	2.7%	11,115	2.8%	12,891	2.9%	18,191	3.6%
Lease financing	—	—%	12	0.1%	49	—%	305	0.1%	706	0.1%
Total Loans	$395,317	100.0%	$400,057	100.0%	$408,715	100.0%	$441,691	100.0%	$508,573	100.0%
 (1) See Notes to Financial Statements 1.r.

Loan volume continues to be greatest in what has historically been the Bank’s primary lending emphasis: commercial, real estate mortgage, and construction lending. Although total loans decreased during 2013, with signs of recovery in the real estate markets, the Company experienced increases in real estate mortgage and a decrease in construction lending of $7,431,000, or 3.9% and $3,937,000, and 4.3%, respectively.  All other loan categories decreased; commercial and industrial loans decreased $1,431,000 or 1.98%, agriculture loans decreased $5,237,000, or 14.5%, and installment loans decreased $1,554,000, or 14.3% when compared to the previous year.

During 2012, the Company experienced an increase of $20,064,000 or 28.3% in construction loans, an increase of $7,803,000 or 4.3% in real estate mortgage loans, a decrease of $9,314,000 or 20.5% in agricultural loans and a decrease of $232,000 or 2.1% in installment loans. Lease financing also experienced moderate decreases, as the Company is no longer originating commercial leases.

At December 31, 2013, approximately 42.7% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Residential housing markets regained some momentum in 2013, and as a result, real estate mortgage loans increased $7,431,000, while real estate construction loans decreased $3,937,000 or 4.3% during 2013, as compared to an increase of $20,064,000 or 28.3% during 2012. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects. Agricultural loans consisting of mostly short-term, floating rate loans for crop financing, decreased $5,237,000 or 14.5% between December 31, 2012 and December 31, 2013; and commercial loans consisting primarily of loans for non real estate business operations, decreased $1,431,000 or 1.98% and installment loans decreased $1,554,000 or14.3% during that same period.

The real estate mortgage loan portfolio totaling $197,365,000 at December 31, 2013, consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate is the core of this segment of the portfolio, with balances of $143,919,000, and $133,599,000 at December 31, 2013 and 2012, respectively. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and, are mainly tied to commercial income and multi-family residential properties. The Company does not currently offer traditional residential mortgage loans, but may purchase mortgage portfolios. During the fourth quarter of 2012, the Company purchased $13.3 million in residential mortgage loans.  The residential real estate mortgage portfolio had balances of $52,036,000 and $55,016,000 at December 31, 2013 and 2012, respectively. The Company also offers short to medium-term, fixed-rate, home equity loans, which totaled $1,410,000 at December 31, 2013 and $1,319,000 at December 31, 2012.

The following table sets forth the maturities of the Bank's loan portfolio at December 31, 2013. Amounts presented are shown by maturity dates rather than repricing periods:

(In thousands)	Due in one year or less	Due after one year through five years	Due after five years	Total
Commercial and agricultural	$37,160	$50,812	$13,646	$101,618
Real estate construction & development	55,450	31,554	—	87,004
Real estate – mortgage	29,946	97,301	70,118	197,365
All other loans	3,734	4,140	1,456	9,330
Total Loans	$126,290	$183,807	$85,220	$395,317

For the year ended December 31, 2013 and 2012, the average yield on loans was 5.60% and 5.95%, respectively.  This consistent yield was due in part to the Company utilizing rate floors intended to mitigate interest rate risk as interest rates fall, as well as to compensate the Company for additional credit risk under current market conditions. The Bank’s loan portfolio is generally comprised of short-term or floating rate loans and is therefore susceptible to fluctuations in market rates of interest.

At December 31, 2013 and 2012, approximately 40.4% and 42.3% of the Bank's loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank's fixed and floating rate loans at December 31, 2013. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

	Due in one	Due after one Year through	Due after
(In thousands)	year or less	Five years	Five years	Total
Accruing loans:
Fixed rate loans	$41,283	$142,786	$38,795	$222,864
Floating rate loans	76,766	38,539	44,807	160,112
Total accruing loans	118,049	181,325	83,602	382,976
Nonaccrual loans:
Fixed rate loans	8,241	2,482	1,618	12,341
Floating rate loans	—	—	—	—
Total nonaccrual loans	8,241	2,482	1,618	12,341
Total Loans	$126,290	$183,807	$85,220	$395,317

Securities

Following is a comparison of the amortized cost and approximate fair value of available-for-sale for the years indicated:

	December 31, 2013				December 31, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Available-for-sale:
U.S. Government agencies	$14,060	$441	$—	$14,501	$6,113	$487	$—	$6,600
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	25,029	434	(78)	25,385	20,586	697	—	21,283
Mutual Funds	4,000	—	(270)	3,730	4,000	—	(39)	3,961
Total available-for-sale	$43,089	$875	$(348)	$43,616	$30,699	$1,184	$(39)	$31,844

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2013 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year to five years		After five years to ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale:
U.S. Government agencies	$—	—%	$74	5.48%	$—	—%	$14,427	3.07%	$14,501	3.18%
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	14	4.38%	16,303	1.30%	7,697	2.52%	1,371	4.95%	25,385	1.90%
Mutual Funds	3,730	2.41%	—	—%	—	—%	—	—%	3,730	2.41%
Total estimated fair value	$3,744	2.41%	$16,377	1.32%	$7,697	2.52%	$15,798	3.23%	$43,616	2.36%
(1) Weighted average yields are not computed on a tax equivalent basis

At December 31, 2013 and 2012, available-for-sale securities with an amortized cost of approximately $23,935,000 and $26,695,000, respectively (fair value of $26,695,000 and $27,878,000, respectively) were pledged as collateral for public funds and FHLB borrowings.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Total deposits decreased $20,798,000 or 3.69% during the year to a balance of $542,489,000 at December 31, 2013. Core deposits, consisting of all deposits other than time deposits of $100,000 or more and brokered deposits, continue to provide the foundation for the Bank's principal sources of funding and liquidity. These core deposits amounted to 87.8% and 84.9% of the total deposit portfolio at December 31, 2013 and 2012, respectively.

The following table sets forth the year-end amounts of deposits by category for the years indicated, and the dollar change in each category during the year:

	December 31,			Change during Year
(In thousands)	2013	2012	2011	2013	2012
Noninterest-bearing deposits	$214,317	$217,014	$224,907	$(2,697)	$(7,893)
Interest-bearing deposits:
NOW and money market accounts	198,928	203,771	165,937	(4,843)	37,834
Savings accounts	45,758	43,117	40,099	2,641	3,018
Time deposits:
Under $100,000	28,825	32,532	53,271	(3,707)	(20,739)
$100,000 and over	54,661	66,853	90,213	(12,192)	(23,360)
Total interest-bearing deposits	328,172	346,273	349,520	(18,101)	(3,247)
Total deposits	$542,489	$563,287	$574,427	$(20,798)	$(11,140)

As a result of the March 2010 agreement with the Federal Reserve Bank, the Company has continued to reduce its reliance on brokered and other wholesale funding sources. The Company has a written plan, approved by the Federal Reserve Bank, to improve its liquidity position which included a timetable to reduce the Bank’s reliance on brokered deposits and other wholesale funding, and specific liquidity targets and parameters to meet contractual obligations and unanticipated demands. Under the plan, the Company has systematically reduced the level of brokered deposits to peer levels (as percentage of total deposits) by letting some or all of the maturing brokered deposits run-off as needed. As of December 31, 2013, brokered deposits totaled 2.12% of total deposits which the Company believes to be in line with peers.

During the year ended December 31, 2013, decreases were experienced across all categories except for savings accounts. While total time deposits decreased $15,899,000 or 4.59% during the year ended December 31, 2013, brokered deposits, a component of total time deposits, decreased $6,484,000 or 2.12% during the year and non interest bearing deposits decreased $2,697,000.  These decreases were partially offset by increases in savings accounts of $2,641,000 or 6.13% during the year ended December 31, 2013.

During the year ended December 31, 2012, increases in NOW and money market accounts of $37,834,000, or 18.6%, and increases of $3,018,000 in savings accounts were offset by decreases in time deposits under $100,000 of $20,739,000, or 38.9%, and decreases in time deposits of $100,000 or more of $23,360,000, or 25.9%, during the year ended December 31, 2012.  Of the $23,360,000 decrease in time deposits of $100,000 or more, $3,247,000 was attributable to increases in brokered deposits.

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

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Total noninterest-bearing deposits decreased $2,697,000 or 1.2% between December 31, 2012 and December 31, 2013, while interest-bearing deposits decreased $18,101,000 or 5.2% during the same period. Between December 31, 2011 and December 31, 2012, total interest-bearing deposits increased $3,247,000 or 0.6%, while noninterest-bearing deposits decreased $7,893,000 or 3.6%.

 On a year-to-date average basis, total deposits increased $12,310,000 or 2.3% between the years ended December 31, 2012 and December 31, 2013. Of that total, interest-bearing deposits increased by $2,310,000 or 0.7%, while noninterest-bearing deposits increased $10,000,000 or 4.76% during 2013. On average, the Company experienced decreases in time deposits, while NOW accounts, money market and savings accounts increased between the years ended December 31, 2012 and December 31, 2013. On a year-to-date average basis, total deposits decreased $10,043,000 or 1.8% between the years ended December 31, 2011 and December 31, 2012. Of that total, interest-bearing deposits decreased by $40,807,000 or 10.9%, while noninterest-bearing deposits decreased $30,764,000 or 17.2% during 2012. On average, the Company experienced decreases in NOW accounts and time deposits, while money market and savings accounts increased between the years ended December 31, 2011 and December 31, 2012.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2013, 2012, and 2011:

	2013		2012		2011
(Dollars in thousands)	Average Balance	Rate %	Average Balance	Rate %	Average Balance	Rate %
Interest-bearing deposits:
Checking accounts	$198,651	0.34%	$177,142	0.48%	$171,137	0.64%
Savings	42,837	0.20%	40,986	0.24%	39,174	0.34%
Time deposits (1)	93,236	0.61%	114,286	0.74%	162,910	0.85%
Noninterest-bearing deposits	220,003		210,003		179,239
(1) Included at December 31, 2013, are $54,661,000 in time certificates of deposit of $100,000 or more, of which $14,124,000 matures in three months or less, $26,402,000 matures in 3 to 12 months, and $10,535,000 matures in more than 12 months.

Short-term Borrowings

The Company has the ability to obtain borrowed funds consisting of federal funds purchased, securities sold under agreements to repurchase (“repurchase agreements”) and Federal Home Loan Bank (“FHLB”) advances as alternatives to retail deposit funds. The Company has established collateralized and uncollateralized lines of credit with several correspondent banks, as well as a securities dealer, for the purpose of obtaining borrowed funds as needed. The Company may continue to borrow funds in the future as part of its asset/liability strategy, and may use these funds to acquire certain other assets as deemed appropriate by management for investment purposes and to better utilize the capital resources of the Bank. Federal funds purchased represent temporary overnight borrowings from correspondent banks and are generally unsecured. Repurchase agreements are collateralized by mortgage backed securities and securities of U.S. Government agencies, and generally have maturities of one to six months, but may have longer maturities if deemed appropriate as part of the Company’s asset/liability management strategy. FHLB advances are collateralized by the Company’s investment in FHLB stock, securities, and certain qualifying mortgage loans. In addition, the Company has the ability to obtain borrowings from the Federal Reserve Bank of San Francisco ("FRB"), which would be collateralized by certain pledged loans in the Company’s loan portfolio. The lines of credit are subject to periodic review of the Company’s financial statements by the grantors of the credit lines. Lines of credit may be modified or revoked at any time if the grantors feel there are adverse trends in the Company’s financial position.

The Company had collateralized lines of credit with the FRB of $254,761,000 and $254,761,000, as well as FHLB lines of credit totaling $7,094,000 and $10,493,000 at December 31, 2013 and 2012, respectively. In addition, the Company obtained a $10,000,000 uncollateralized line of credit during 2013 from Pacific Coast Bankers Bank. At December 31, 2013, the Company had no outstanding balances drawn against any of its lines of credit. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR.

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

Loan Segments for Loan Loss Reserve Analysis	Loan Balances at December 31,
(Dollars in thousands)	2013	2012	2011	2010 (1)	2009 (1)
Commercial and Business Loans	$68,460	$69,780	$96,076	$154,624	$161,292
Government Program Loans	2,226	2,337	2,984	4,600	6,638
Total Commercial and Industrial	70,686	72,117	99,060	159,224	167,930
Commercial Real Estate Term Loans	143,919	133,599	140,590	131,632	117,010
Single Family Residential Loans	52,036	55,016	39,682	23,764	45,828
Home Improvement/Home Equity Loans	1,410	1,319	1,859	2,385	2,791
Total Real Estate Mortgage	197,365	189,934	182,131	157,781	165,629
RE Construction and Development Loans	87,004	90,941	70,877	65,182	105,220
Agricultural Loans	30,932	36,169	45,483	46,308	50,897
Consumer Loans	9,330	10,639	10,907	12,462	17,939
Overdraft protection Lines	—	90	85	74	73
Overdrafts	—	155	124	355	179
Total Installment/other	9,330	10,884	11,116	12,891	18,191
Commercial Lease Financing	—	12	49	305	706
Total Loans	$395,317	$400,057	$408,716	$441,691	$508,573
 (1) During 2012, the Company reviewed and revised the definition of the reporting segments within its loan portfolio to ensure proper uniformity of risk among such segments and has made specific reclassifications to the 2011 segments as reported for consistency. However, balances reported for years prior to 2011 were not subject to this reclassification and so are not comparable. None of the reclassifications had an impact on equity or net (loss) income.

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss". Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At December 31, 2013, “classified” loans totaled $38,365,000 or 9.70% of gross loans as compared to $35,036,000 or 8.8% of gross loans at December 31, 2012.

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

The formula allowance includes reserves for certain off-balance sheet risks including letters of credit, unfunded loan commitments, and lines of credit. Reserves for undisbursed commitments are generally formula allocations based on the Company’s historical loss experience and other loss factors, rather than specific loss contingencies. At December 31, 2013 and 2012, the formula reserve allocated to undisbursed commitments totaled $183,000 and $164,000, respectively. The reserve for unfunded commitments is considered a reserve for contingent liabilities and is therefore carried as a liability on the balance sheet for all periods presented.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at December 31, 2013, 2012 and 2011.

(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Specific allowance – impaired loans	$762	$658	$1,254
Formula allowance – classified loans not impaired	3,205	2,871	4,049
Formula allowance – special mention loans	31	113	450
Total allowance for special mention and classified loans	3,998	3,642	5,753
Formula allowance for pass loans	6,595	2,719	7,654
Unallocated allowance	395	5,423	241
Total allowance	10,988	11,784	13,648
Impaired loans	18,132	21,931	31,882
Classified loans not considered impaired	20,233	13,105	12,120
Total classified loans	38,365	35,036	44,002
Special mention loans not considered impaired	1,825	2,057	11,603

As the total loan portfolio has declined over the past three years from $408,716,000 at December 31, 2011, to $400,057,000 at December 31, 2012, and to $395,317,000 at December 31, 2013, the level of nonperforming loans decreased to $18,102,000 at December 31, 2013, from $23,141,000 at December 31, 2012, and $29,983,000 at December 31, 2011. During the same period, total classified loans increased from $35,036,000 at December 31, 2012, to $38,365,000 at December 31, 2013.

(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Allowance for loan losses - period end	$10,988	$11,784	$13,648
Net loans (recovered) charged off during period	(302)	2,883	16,474
LLR Provision during period	(1,098)	1,019	13,602
Loans outstanding at period-end	395,317	400,057	408,714
ALLL as % of loans at period-end	2.78%	2.95%	3.34%
Nonaccrual loans	12,341	13,425	18,098
Restructured Loans	5,761	9,716	11,885
Total nonperforming loans	18,102	23,141	29,983
ALLL as % of nonperforming loans	60.70%	50.92%	45.52%
Impaired loans	18,132	21,931	31,882
Classified loans not considered impaired	20,233	13,105	12,120
Total classified loans	$38,365	$35,036	$44,002
ALLL as % of classified loans	28.64%	33.63%	31.02%

Impaired loans decreased $3,799,000 between December 31, 2012 and December 31, 2013, and the specific allowance related to those impaired loans increased $104,000 between December 31, 2012 and December 31, 2013. The formula allowance related to loans that are not impaired (including special mention and substandard) increased by $252,000 between December 31, 2012 and December 31, 2013. The level of “pass” loans decreased approximately $1,905,000 between December 31, 2012 and December 31, 2013, while the related formula allowance increased $3,876,000 during the period as the result of decreases in the level of “pass loans”, the loan loss factors assigned to "pass" loans as determined under migration analysis and decreases in qualitative factors assigned to the formula allowance.

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

At December 31, 2013 and 2012, the Company's recorded investment in loans for which impairment has been recognized totaled $18,132,000 and $21,931,000, respectively. Included in total impaired loans at December 31, 2013, are $5,460,000 of impaired loans for which the related specific allowance is $762,000, as well as $12,672,000 of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2012 included $8,479,000 of impaired loans for which the related specific allowance is $658,000, as well as $13,452,000 of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $20,111,000 and $27,039,000 during the years ended December 31, 2013 and 2012, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method.

The largest category of impaired loans at December 31, 2013 was real estate mortgage loans, comprising of 85.9% of total impaired loans at December 31, 2013. Impaired construction loans increased $59,000, impaired commercial and industrial loans decreased $754,000, impaired real estate mortgage loans decreased $2,884,000, and impaired agricultural loans decreased $147,000 during the year ended December 31, 2013. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans, approximately $17,361,000 or 95.8% are secured by real estate at December 31, 2013, as compared to $20,488,000 or 93.4% of total impaired loans at December 31, 2012. The following table summarizes the components of impaired loans and their related specific allowance at December 31, 2013, 2012 and 2011.

	Balance	Allowance	Balance	Allowance	Balance	Allowance
(In thousands)	December 31, 2013	December 31, 2013	December 31, 2012	December 31, 2012	December 31, 2011	December 31, 2011
Commercial and industrial	$677	$9	$1,431	$37	$6,639	$112
Real estate – mortgage	15,573	753	18,457	621	11,827	690
Real estate construction and development	1,789	—	1,730	—	11,432	71
Agricultural	45	—	192	—	1,853	381
Installment/other	48	—	121	—	130	—
Lease financing	—	—	—	—	—	—
Total impaired loans	$18,132	$762	$21,931	$658	$31,881	$1,254

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to enhance collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance.

In December 31, 2013, $5,273,000 of the total $9,059,000 in TDRs was for residential mortgages and another $1,551,000 was related to developers in commercial real estate.

Total TDRs declined 45.99% at December 31, 2013, compared to December 31, 2012. Nonaccrual TDRs declined by 53.83% and Accruing TDRs declined by 40.18% over the same period. Within TDR categories total residential mortgage and construction TDRs showed a decrease of 46.69%. The majority of these credits are related to real estate construction projects that slowed significantly or stalled in 2011 and 2012, and the Company pursued restructuring the qualified credits while the construction industry recovers and allow developers an opportunity to finish projects at a slower pace.  Concessions granted in these circumstances include lengthened maturities, lower lot release prices, or rate reductions that enable the borrower to finish the construction projects and repay loans to the Company. The Company has had general success in its restructuring efforts even though not all restructured efforts will be entirely successful. In large part the successes are related to a recovering real estate market that began in late 2011 and is continuing into 2014.

The following tables summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at December 31, 2013 and December 31, 2012.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(In thousands)	December 31, 2013	December 31, 2013	December 31, 2013
Commercial and industrial	$675	$—	$675
Real estate - mortgage:
Commercial real estate	1,468	1,468	—
Residential mortgages	5,273	1,583	3,690
Home equity loans	—	—	—
Total real estate mortgage	6,741	3,051	3,690
RE construction & development	1,551	247	1,304
Agricultural	44	—	44
Installment/other	48	—	48
Lease financing	—	—	—
Total Troubled Debt Restructurings	$9,059	$3,298	$5,761

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(In thousands)	December 31, 2012	December 31, 2012	December 31, 2012
Commercial and industrial	$990	$740	$250
Real estate - mortgage:
Commercial real estate	5,395	2,763	2,632
Residential mortgages	7,289	1,745	5,544
Home equity loans	10	10	—
Total real estate mortgage	12,694	4,518	8,176
RE construction & development	2,860	1,730	1,130
Agricultural	191	136	55
Installment/other	38	19	19
Lease financing	—	—	—
Total Troubled Debt Restructurings	$16,773	$7,143	$9,630

Of the $9,059,000 in total TDRs at December 31, 2013, $3,298,000 were on nonaccrual status at period-end. Of the $16,773,000 in total TDRs at December 31, 2012, $7,143,000 were on nonaccrual status at period-end. As of December 31, 2013, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

The following table summarizes special mention loans by type for the years ended December 31, 2013 and December 31, 2012.

(In thousands)	December 31, 2013	December 31, 2012
Commercial and industrial	$590	$1,867
Real estate - mortgage:
Commercial real estate	—	—
Residential mortgages	1,204	909
Home equity loans	32	—
Total real estate mortgage	1,236	909
RE construction & development	—	141
Agricultural	—	—
Installment/other	—	49
Lease financing	—	—
Total Special Mention Loans	$1,826	$2,966

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

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Total loans outstanding at end of period before deducting allowances for credit losses	$395,013	$400,033	$408,715	$441,691	$508,573
Average net loans outstanding during period	392,340	389,377	424,961	490,421	534,830
Balance of allowance at beginning of period	11,784	13,648	16,520	15,016	11,529
Loans charged off:
Real estate	(635)	(630)	(7,224)	(8,119)	(4,245)
Commercial, Industrial & Agricultural	(678)	(3,397)	(9,340)	(2,878)	(5,648)
Commercial lease financing	—	—	(110)	(81)	(122)
Installment and other	(273)	(251)	(620)	(858)	(130)
Total loans charged off	(1,586)	(4,278)	(17,294)	(11,936)	(10,145)
Recoveries of loans previously charged off:
Real estate	1,538	698	159	10	1
Commercial and industrial & agricultural	279	648	650	940	245
Lease financing	—	—	—	—	1
Installment and other	71	49	11	15	10
Total loan recoveries	1,888	1,395	820	965	257
Net loans (charged off) recovered	302	(2,883)	(16,474)	(10,971)	(9,888)
Provision charged to operating expense	(1,098)	1,019	13,602	12,475	13,375
Balance of allowance for credit losses at end of period	$10,988	$11,784	$13,648	$16,520	$15,016
Net loan (recoveries) charge-offs to total average loans	(0.08)%	0.74%	3.88%	2.24%	1.85%
Net loan (recoveries) charge-offs to loans at end of period	(0.08)%	0.72%	4.03%	2.48%	1.94%
Allowance for credit losses to total loans at end of period	2.78%	2.95%	3.34%	3.74%	2.95%
Net loan (recoveries) charge-offs to allowance for credit losses	(2.75)%	24.47%	120.71%	66.41%	65.85%
Net loan charge-offs to provision for credit losses	27.50%	282.92%	121.11%	87.94%	73.93%

Loan charge-offs decreased $2,692,000 during the year ended December 31, 2013, when compared to the year ended December 31, 2012. Loan recoveries increased during the same period. Net loan recoveries totaled $414,000 during the fourth quarter, consisting of multiple relationships.

Loan charge-offs of $4,278,000 during the year ended December 31, 2012 included a $1,864,000 agricultural relationship secured by real estate. Net loan recoveries totaled $615,000 during the fourth quarter, consisting of multiple relationships.

The following is a summary of the quarterly activity in the allowance for loan losses for the year ended December 31, 2013 (in thousands).

Description	Loss	Recoveries	Provision	Balance
Balance Forward				11,784
1st quarter - 2013	416	44	(9)	11,403
2nd quarter - 2013	312	27	39	11,157
3rd quarter - 2013	474	1,019	(1,150)	10,552
4th quarter - 2013	384	798	22	10,988
Total YTD - 2013	$1,586	$1,888	$(1,098)	$10,988

At December 31, 2013 and 2012, $183,000 and $167,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities.

Management believes that the 2.78% credit loss allowance to total loans at December 31, 2013 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that the economic conditions which may adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

	2013		2012		2011		2010		2009
(Dollars in thousands)	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans
Commercial and industrial	$2,340	17.88%	$1,614	18.0%	$4,782	40.7%	$8,209	36.0%	$7,125	33.0%
Real estate – mortgage	1,862	49.93%	1,292	47.6%	2,070	35.4%	1,620	35.7%	1,426	32.6%
RE construction and development	5,533	22.01%	2,814	22.7%	5,634	12.3%	5,763	14.8%	5,561	20.7%
Agricultural	583	7.82%	352	9.0%	803	8.8%	850	10.5%	334	10.0%
Installment/other	275	2.36%	288	2.7%	117	2.8%	49	2.9%	535	3.6%
Lease financing	—	—%	1	—%	1	—%	3	0.1%	35	0.1%
Not allocated	395	—%	5,423	—%	241	—%	26	—%	—	—%
	$10,988	100.0%	$11,784	100.0%	$13,648	100.0%	$16,520	100.0%	$15,016	100.0%

During 2013, reserve allocations increased in all categories during the year, except for small decreases in the reserve on installment loans.  Increases in reserve allocations for most categories was the result of increased loss factors, which decreased the unallocated portion of the reserve.

During 2012, reserve allocations increased in installment and unallocated by $171,000 and $5,182,000, respectively, while reserve allocation for all other categories decreased. The increase in unallocated was the result of reduced loss factors.

During 2011, reserve allocations decreased in commercial and industrial and real estate construction and development by $3,427,000 and $129,000, respectively, while reserve allocations increased in real estate mortgage, installment, and unallocated by $450,000, $68,000, and $215,000, respectively.

The following summarizes the Company’s allowance for credit losses related to the specific, formula, and unallocated reserves for the year-ends shown:

	December 31,
(In thousands)	2013	2012	2011	2010	2009
Formula allowance	$9,831	$5,703	$12,153	$5,168	$7,043
Specific allowance	762	658	1,254	11,326	7,973
Unallocated allowance	395	5,423	241	26	—
Total allowance	$10,988	$11,784	$13,648	$16,520	$15,016

At December 31, 2013, the allowance for credit losses totaled $10,988,000, and consisted of $9,831,000 in formula allowance, $762,000 in specific allowance, and $395,000 in unallocated allowance. At December 31, 2013, $753,000 of the specific allowance was allocated real estate loans, and the remaining $9,000 was allocated to commercial and industrial loans.

At December 31, 2012, the allowance for credit losses totaled $11,784,000, and consisted of $5,703,000 in formula allowance, $658,000 in specific allowance, and $5,423,000 in unallocated allowance. At December 31, 2012, $621,000 of the specific allowance was allocated real estate loans, and the remaining $38,000 was allocated to commercial and industrial loans.

At December 31, 2011, the allowance for credit losses totaled $13,648,000, and consisted of $12,153,000 in formula allowance, $1,254,000 in specific allowance, and $241,000 in unallocated allowance. At December 31, 2011, $523,000 of the specific allowance was allocated commercial real estate loans, and the remaining $381,000, $166,000, $112,000, and $71,000 were allocated to agricultural, commercial & industrial, residential mortgage loans, and real estate construction loans, respectively.

The total formula allowance increased $4,128,000 between 2012 and 2013, due to an increase in the reserve factors as the Company reviewed and updated their allowance for loan loss methodology during the year.

The total formula allowance decreased approximately $6,450,000 between 2011 and 2012, primarily due decrease in the percentage loss factors as well as the Company’s internal review of loan classification definitions as they pertain to risk .
There were no loans classified as doubtful at December 31, 2012 or December 31, 2011.

The total formula allowance increased approximately $6,985,000 between 2010 and 2011, primarily as the result of increased reserve factors resulting from losses incurred during the year. Between December 31, 2011 and December 31, 2012, substandard loans decreased $4,914,000, while special mention decreased $8,638,000.

The total formula allowance decreased approximately $1,875,000 between 2009 and 2010, primarily as the result of increased loss factors applied to “pass loans” which more than outweighed the decline in volume of “pass” loans.

Although in some instances, the downgrading of a loan resulting from the factors used by the Company in its allowance analysis has been reflected in the formula allowance, management believes that in some instances, the impact of material events and trends has not yet been reflected in the level of nonperforming loans or the internal risk grading process regarding these loans. Accordingly, the Company’s evaluation of probable losses related to these factors may be reflected in the unallocated allowance. The evaluation of the inherent losses concerning these factors involves a higher degree of uncertainty because they are not identified with specific problem credits, and therefore the Company does not spread the unallocated allowance among segments of the portfolio. At December 31, 2013 and December 31, 2012, the Company had unallocated allowances of $395,000 and $5,423,000. Management’s estimates of the unallocated allowance are based upon a number of underlying factors including 1) the effect of deteriorating national and local economic trends, 2) the effects of export market conditions on certain agricultural and manufacturing borrowers, 3) the effects of abnormal weather patterns on agricultural borrowers, as well as other borrowers that may be impacted by such conditions, 4) the effect of increased competition in the Company’s market area and the resultant potential impact of more relaxed underwriting standards to borrowers with multi-bank relationships, 5) the effect of soft real estate markets, and 6) the effects of having a larger number of borrowing relationships which are close to the Company’s lending limit, any one if which were not to perform to contractual terms, would have a material impact on the allowance.

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

 The following table sets forth the Company’s nonperforming assets as of the dates indicated:

	December 31,
(Dollars in thousands, except footnote)	2013	2012	2011	2010	2009
Nonaccrual loans (1)	$12,341	$13,425	$18,098	$34,394	$34,757
Restructured loans	5,761	9,716	11,885	12,554	16,026
Total non-performing loans	18,102	23,141	29,983	46,948	50,783
Other real estate owned	13,946	23,932	27,091	35,580	36,217
Total non-performing assets	$32,048	$47,073	$57,074	$82,528	$87,000
Loans, past due 90 days or more, still accruing	—	—	74	547	486
Non-performing loans to total gross loans	4.58%	5.78%	7.34%	10.63%	9.99%
Non-performing assets to total gross loans	8.11%	11.77%	14.96%	20.63%	21.75%
Allowance for loan losses to nonperforming loans	60.70%	50.92%	45.52%	35.19%	29.57%
 (1) Included in nonaccrual loans at December 31, 2013 and 2012 are restructured loans totaling $3,298,000 and $7,144,000, respectively.

Non-performing assets remain high at December 31, 2013, but have decreased $15,025,000 between December 31, 2012 and December 31, 2013, due to decreases in restructured loans of $7,714,000, and decreases in nonaccrual loans and other real estate owned of $1,084,000 and $9,986,000, respectively. The net decrease in other real estate owned consists of $11,454,250 in gross sales, $437,000 in properties transferred from loans, and write-downs of $214,000 during the year ended December 31, 2013.

Non-performing assets decreased $2,944,000 between December 31, 2011 and December 31, 2012. Nonaccrual loans decreased $4,673,000 between December 31, 2011 and December 31, 2012, while restructured loans not included in the nonaccrual totals increased $4,888,000. The net decrease of $3,159,000 in other real estate owned includes additions of approximately $2,436,000 in properties transferred from loans, write-downs of $463,000, and gross sales of more than $7,472,000 during the year ended December 31, 2012.

Non-performing assets decreased $25,454,000 between December 31, 2010 and December 31, 2011. While nonaccrual loans decreased $16,296,000 between December 31, 2010 and December 31, 2011, restructured loans not included in the nonaccrual totals decreased $669,000. The net decrease of $8,489,000 in other real estate owned includes additions of approximately $2,806,000 in properties transferred from loans, write-downs of $3,434,000 and gross sales of more than $8,209,000 during the year ended December 31, 2011.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance			Change from
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Commercial and industrial	$—	$1,181	$5,080	$(1,181)	$(5,080)
Real estate - mortgage	11,873	10,259	3,961	1,614	7,912
Real estate - construction	468	1,730	9,014	(1,262)	(8,546)
Agricultural	—	136	—	(136)	—
Installment/other	—	119	43	(119)	(43)
Lease financing	—	—	—	—	—
Total Nonaccrual Loans	$12,341	$13,425	$18,098	$(1,084)	$(5,757)

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

Except for the loans included in the above table, there were no loans at December 31, 2013, where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

Liquidity and Asset/Liability Management

The primary function of asset/liability management is to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company's principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses. Other sources of liquidity not on the balance sheet at December 31, 2013, include unused collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, Pacific Coast Banker's Bank, and from the Federal Reserve Bank totaling $271,855,000.

Cash and cash equivalents have fluctuated during the three years ended December 31, 2013, 2012, and 2011, with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2013	$135,212
December 31, 2012	$141,627
December 31, 2011	$124,184

Cash and cash equivalents decreased $6,415,000 during the year ended December 31, 2013, as compared to an increase of $17,443,000 during the year ended December 31, 2012.

The Company had a net cash inflow from operations of $11,903,000 for the year ended December 31, 2013, and a positive cash inflow from operations totaling $9,711,000 for the period ended December 31, 2012. The Company experienced net cash inflows from investing activities totaling $2,468,000 and $18,577,000 during the years ended December 31, 2013 and December 31, 2012, respectively, as settlement of OREO properties and loan paydowns outweighed capital and investment expenditures.

During the year ended December 31, 2013, the Company experienced net cash outflows from financing activities totaling $20,786,000, primarily as the result of decreases in certificates of deposit accounts. For the year ended December 31, 2012, the Company experienced net cash outflows of $10,845,000 from financing activities due to decreases in brokered time deposits.

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

The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. In addition to unused lines of credit from other banks totaling $271,855,000, the contingency plan includes identified funding sources, and steps that may be taken in the event the total liquidity ratio falls or is projected to fall below policy limits for any extended period of time. One of the primary directives of the contingency funding plan is to limit the Company’s overall level of wholesale funding to no more than 40% of deposits. The current funding program uses both asset-based and liability-based principles, and identifies core deposits as the favored funding source when attainable at a reasonable cost. The policy identifies a number of funding sources or methods the Bank ALCO committee may utilize to fulfill the Company’s liquidity funding requirements:

1)
Local core deposits are the Company’s primary funding source. The Company must expand its efforts to attract these deposits through service-related and competitive pricing tactics. Other liquidity funding sources should only be consider if local core deposits are not attractive because of maturity or pricing.

2)
Unsecured Federal Funds lines with correspondent banks may be used to fund short-term peaks in loan demand or deposit run-off. Currently, unsecured borrowing lines with correspondents are limited and may not be reliable for long periods of time or in times of economic stress.

3)
Other funding sources such as secured credit lines with the Federal Home Loan Bank or the Federal Reserve may be used for longer periods. The Company collateralized these available lines with a combination of investment securities and pledged loans. The Company has utilized specific loan pledging with both the FHLB and the Federal Reserve to better ensure the continued availability of those lines of credit.

4)
The Company presently has a Discount Window facility available from the Federal Reserve Bank of San Francisco collateralized with loans as discussed above. At December 31, 2013, the Company had available credit of $254,761,000 from the Federal Reserve based upon the loans pledged at that date. The Federal Reserve will monitor use of the Discount Window closely given the current status of the Company and the economy as a whole and. In addition, this credit facility may not be competitively priced under normal economic conditions. As such, the Company does not expect to use this facility except in times of crises, but does consider this to be a key contingency funding source.

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

The Company continues to utilize liability management, when needed, as part of its overall asset/liability management strategy. Through the discretionary acquisition of short term borrowings, the Company has been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  The borrowings are generally short-term and more closely match the repricing characteristics of floating rate loans, which comprise approximately 40.4% of the Company’s loan portfolio at December 31, 2013. This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or, fund further growth with maturities or sales of investment securities.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At December 31, 2013, the Bank had 62.12% of total assets in the loan portfolio and a loan to deposit ratio of 72.81%, as compared to 61.65% of total assets in the loan portfolio and a loan to deposit ratio of 71.02% at December 31, 2012. Liquid assets at December 31, 2013 include cash and cash equivalents totaling $135,212,000, as compared to $141,627,000 at December 31, 2012.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings. Core deposits, which comprise approximately 86.73% of total deposits at December 31, 2013, provide a significant and stable funding source for the Company.  At December 31, 2013, unused lines of credit with the Federal Home Loan Bank, Pacific Coast Banker's Bank, and the Federal Reserve Bank totaling $271,855,000 are collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these used and unused borrowing lines totaled $334,299,000 at December 31, 2013. For further discussion of the Company’s borrowing lines, see “Short Term Borrowings” included previously in the financial condition section of this financial review. The Federal Reserve Board has notified the Bank that it will permit the Bank to draw on its line of credit with the Federal Reserve Bank only in limited circumstances and for a short duration.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion). The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Since the quarter ended March 31, 2009, the Bank has been precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at March 31, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. The Company has not determined how long it will defer interest payments, but under the terms of the debenture, interest payments may be deferred up to five years (20 quarters). During such deferral periods, the Company is prohibited from paying dividends on its common stock (subject to certain exceptions) and will continue to accrue interest payable on the junior subordinated debt. The Bank paid no dividends to the parent company during the years ended December 31, 2013, 2012, and 2011.

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

Since the effective date of the Agreement, the Bank submitted quarterly progress reports to the Federal Reserve. As of the January 30, 2014 progress report submitted for the fourth quarter of 2013, the Company and the Bank believe they are in compliance with the Agreement, including deadlines and remediation of violations of laws and regulations regarding stale loan appraisals.

Regulatory Order from the California Department of Business Oversight

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

Pursuant to the March 2010 Agreement with the Federal Reserve Bank, the Company and the Bank are required to maintain sufficient capital to support current and future capital needs, including compliance with Capital Adequacy Guidelines taking into account the volume of classified assets, concentrations of credit, the level of the allowance for loan losses, current and projected growth, and projected retained earnings.  Pursuant to the MOU issued by the California Department of Business Oversight in October 2013, the Bank is required to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.0%. For purposes of the MOU, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 13.19% at December 31, 2013.

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

The following table sets forth the Company’s and the Bank's actual capital positions at December 31, 2013, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

	Company	Bank		To Be Well Capitalized under Prompt Corrective
	Actual Capital Ratios	Actual Capital Ratios	Minimum Capital Ratios	Action Provisions
Total risk-based capital ratio	17.20%	17.41%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	15.93%	16.15%	9.00%	6.00%
Leverage ratio	11.19%	11.43%	9.00%	5.00%

As is indicated by the above table, and the above discussion of the required ratio of tangible shareholders’ equity to total tangible assets under the MOU, the Company and the Bank exceeded all applicable regulatory capital guidelines at December 31, 2013. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an agreement with the Federal Reserve Bank that, among other things, requires prior approval before paying a cash dividend or otherwise making a distribution of stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company. In addition, effective October 2009, the Company elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its trust preferred securities. Under the subordinated debenture agreement, the Company is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred.  In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the year ended December 31, 2013, the Company received no cash dividends from the Bank.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At December 31, 2013, the bank was not subject to a reserve requirement.

Item 8 - Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2013 and 2012

Consolidated Statements of Income -
Years Ended December 31, 2013 and 2012

Consolidated Statements of Shareholders' Equity -
Years Ended December 31, 2013 and 2012

Consolidated Statements of Comprehensive Income -
Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows -
Years Ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of United Security Bancshares and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

We have audited the accompanying consolidated balance sheets of United Security Bancshares and Subsidiary (Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Security Bancshares and Subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Stockton, California
March 21, 2014

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
December 31, 2013 and 2012

(In thousands except shares)	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$20,193	$27,481
Cash and due from FRB	115,019	114,146
Cash and cash equivalents	135,212	141,627
Interest-bearing deposits in other banks	1,515	1,507
Investment securities available for sale (at fair value)	43,616	31,844
Loans and leases	395,317	400,057
Unearned fees	(304)	(24)
Allowance for credit losses	(10,988)	(11,784)
Net loans and leases	384,025	388,249
Accrued interest receivable	1,644	1,694
Premises and equipment - net	12,122	12,262
Other real estate owned	13,946	23,932
Intangible assets	62	249
Goodwill	4,488	4,488
Cash surrender value of life insurance	17,203	16,681
Investment in limited partnerships	4,534	4,312
Deferred income taxes	11,630	9,724
Other assets	5,932	12,308
Total assets	$635,929	$648,877
Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$214,317	$217,014
Interest bearing	328,172	346,273
Total deposits	542,489	563,287
Accrued interest payable	44	71
Accounts payable and other liabilities	5,728	6,010
Junior subordinated debt (at fair value)	11,125	10,068
Total liabilities	559,386	579,436
Commitments and Contingencies
Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 14,799,888 issued and outstanding at December 31, 2013, and 14,217,303 at December 31, 2012	45,778	43,173
Retained earnings	30,884	26,179
Accumulated other comprehensive income (loss)	(119)	89
Total shareholders' equity	76,543	69,441
Total liabilities and shareholders' equity	$635,929	$648,877
See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2013 and 2012

(In thousands except shares and EPS)	December 31, 2013	December 31, 2012
Interest Income
Loans, including fees	$21,979	$23,184
Investment securities - AFS – taxable	703	1,720
Interest on deposits in Federal Reserve Bank	312	224
Interest on deposits in other banks	8	23
Total interest income	23,002	25,151
Interest Expense
Interest on deposits	1,330	1,791
Interest on other borrowed funds	281	270
Total interest expense	1,611	2,061

Net Interest Income Before Provision for Credit Losses	21,391	23,090
(Benefit) Provision for Credit Losses	(1,098)	1,019
Net Interest Income	22,489	22,071
Noninterest Income
Customer service fees	3,456	3,583
Increase in cash surrender value of bank owned life insurance	556	564
Impairment loss on investment securities, other than-temporary loss	—	(284)
Loss on fair value of financial liability	(776)	(774)
Loss on sale of securities	—	(195)
Gain on sale of other investment	—	1,739
Other	732	843
Total noninterest income	3,968	5,476
Noninterest Expense
Salaries and employee benefits	9,214	9,082
Occupancy expense	3,678	3,548
Data processing	185	77
Professional fees	1,275	1,707
Regulatory assessments	1,150	1,409
Director fees	232	256
Amortization of intangibles	187	304
Correspondent bank service charges	287	313
Loss in equity of limited partnership	253	39
Net cost on operation of OREO	271	934
Other	2,351	2,276
Total noninterest expense	19,083	19,945
Income Before Provision for Taxes on Income	7,374	7,602
Provision for Taxes on Income	105	1,533
Net Income	$7,269	$6,069
Net Income per common share
Basic	$0.49	$0.41
Diluted	$0.49	$0.41
Shares on which net income per common share were based
Basic	14,798,135	14,789,001
Diluted	14,799,037	14,789,001
 See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2013 and 2012

	Year Ended December 31,
(In thousands)	2013	2012
Net Income	$7,269	$6,069

Unrealized holdings gains (losses) on securities	(617)	1,420
Reclassification adjustment for net losses included in net income	—	195
Unrealized gains (losses) on unrecognized post retirement costs	275	(338)
Other comprehensive (loss) income, before tax	(342)	1,277
Tax benefit (expense) related to securities	247	(615)
Tax (expense) benefit related to unrecognized post retirement costs	(113)	136
Total other comprehensive (loss) income	(208)	798
Comprehensive income	$7,061	$6,867
See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2013 and 2012

	Common stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance January 1, 2012	13,531,832	$41,435	$21,447	$(709)	$62,173
Other comprehensive income				798	798
Common stock dividends	550,710	1,337	(1,337)		0
Common stock issuance	134,761	383			383
Stock-based compensation expense		18			18
Net Income			6,069		6,069
Balance December 31, 2012	14,217,303	$43,173	$26,179	$89	$69,441
Other comprehensive loss				(208)	(208)
Common stock dividends	577,383	2,564	(2,564)		0
Stock options exercised	5,202	12			12
Stock-based compensation expense		29			29
Net Income			7,269		7,269
Balance December 31, 2013	14,799,888	$45,778	$30,884	$(119)	$76,543
See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2013 and 2012

(In thousands)	December 31, 2013	December 31, 2012
Cash Flows From Operating Activities:
Net Income	$7,269	$6,069
Adjustments to reconcile net income to cash provided by operating activities:
(Benefit) provision for credit losses	(1,098)	1,019
Depreciation and amortization	1,287	1,544
Amortization of investment securities	52	33
Accretion of investment securities	(60)	(169)
Loss on disposition of securities	—	195
Decrease in accrued interest receivable	50	252
Decrease in accrued interest payable	(27)	(40)
Increase (decrease) in unearned fees	280	(545)
Increase (decrease) in income taxes payable	5,557	386
Stock-based compensation expense	29	18
Provision (benefits) for deferred income taxes	(1,773)	1,230
(Decrease) increase in accounts payable and accrued liabilities	265	476
(Gain) loss on other investments	—	(1,807)
Gain on sale of other real estate owned	(1,346)	(278)
Impairment loss on other real estate owned	214	463
Impairment loss on investment securities	—	284
Loss on fair value option of financial liability	776	774
Increase in surrender value of life insurance	(589)	(564)
Loss in limited partnership interest	253	39
Amortization of intangibles	187	304
Net (decrease) increase in other assets	577	28
Net cash provided by operating activities	11,903	9,711
Cash Flows From Investing Activities:
Net (increase) decrease in interest-bearing deposits with banks	(8)	680
Redemption of correspondent bank stock	433	693
Maturities and calls on available-for-sale securities	3,600	10,070
Principal payments on available-for-sale securities	4,452	—
Purchases of available-for-sale securities	(20,433)	(11,022)
Proceeds from sales of available-for-sale securities	—	8,837
Net decrease in loans	6,933	3,847
Cash proceeds from sales of other real estate owned	9,202	4,902
Cash proceeds from sale of other investment	—	2,174
Cash proceeds from sales of premises and equipment	—	36
Capital expenditures for premises and equipment	(1,147)	(853)
Investment in limited partnership	(564)	(787)
Net cash provided by (used in) investing activities	2,468	18,577
Cash Flows From Financing Activities:
Net increase (decrease) in demand deposit and savings accounts	(4,899)	32,960
Net decrease in certificates of deposit	(15,899)	(44,100)
Proceeds from exercise of stock options	12	—
Cash proceeds from the issuance of common stock	—	295
Net cash (used in) financing activities	(20,786)	(10,845)
Net (decrease) increase in cash and cash equivalents	(6,415)	17,443
Cash and cash equivalents at beginning of year	141,627	124,184
Cash and cash equivalents at end of year	$135,212	$141,627
See notes to consolidated statements

Notes to Consolidated Financial Statements
Years Ended December 31, 2013 and 2012

1.	Organization and Summary of Significant Accounting and Reporting Policies

Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking industry. The consolidated financial statements include the accounts of United Security Bancshares, and its wholly owned subsidiary, United Security Bank and subsidiary (the “Bank”). United Security Bancshares Capital Trust II (the “Trust”) is deconsolidated pursuant to ASC 810. As a result, the Trust Preferred Securities are not presented on the Company’s consolidated financial statements as equity, but instead the Company’s Subordinated Debentures are presented as a separate liability category. (see Note 8 to the Company’s consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, (including the Bank). United Security Bancshares operates as one business segment providing banking services to commercial establishments and individuals primarily in the San Joaquin Valley of California.

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

USB Investment Trust Inc was incorporated effective December 31, 2001, as a special purpose real estate investment trust (“REIT”) under Maryland law. The REIT is a subsidiary of the Bank and was funded with $133.0 million in real estate-secured loans contributed by the Bank. USB Investment Trust was originally formed to give the Bank flexibility in raising capital, and reduce the expenses associated with holding the assets contributed to USB Investment Trust.

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

a.
Cash and cash equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. At times throughout the year, balances can exceed FDIC insurance limits. Generally, federal funds sold and repurchase agreements are sold for one-day periods. The Bank did not have any repurchase agreements during 2013 or 2012, or at December 31, 2013 and 2012. All cash and cash equivalents have maturities when purchased of three months or less.

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

The allowance for credit losses is increased by provisions charged to operations during the current period and reduced by negative provisions and loan charge-offs, net of recoveries. Loans are charged against the allowance when management believes that the collection of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, based on evaluations of the probability of collection.  In evaluating the probability of collection, management is required to make estimates and assumptions that affect the reported amounts of loans, allowance for credit losses and the provision for credit losses charged to operations.  Actual results could differ significantly from those estimates.  These evaluations take into consideration such factors as the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. The Company’s methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include the formula allowance, specific allowances, and the unallocated allowance.

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

A loan is considered impaired when management determines that it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured by the difference between the original recorded investment in the loan and the estimated present value of the total expected future cash flows, discounted at the loan’s effective rate, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent.

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

g.
Intangible Assets and Goodwill - Intangible assets are comprised of core deposit intangibles, other specific identifiable intangibles, and goodwill acquired in branch acquisitions where the consideration given exceeded the fair value of the net assets acquired. Intangible assets and goodwill are reviewed at least annually for impairment. Core deposit intangibles of $62,000 and $249,000 (net of accumulated amortization and impairment losses of $6,934,000 and $6,747,000) at December 31, 2013 and 2012, respectively, are amortized over the estimated useful lives of the existing deposit bases (average of 7 years) using a method which approximates the interest method. During 2013 and 2012, the Company recognized $0 impairment losses on the core deposit intangible related to the deposits purchased in the Legacy merger consummated during February 2007.

The estimated aggregate amortization expense related to intangible assets for each of the five succeeding years is as follows (in 000’s):

Year	Amortization expense
2014	62
Total	$62

Goodwill amounts resulting from the acquisitions of Taft National Bank during April 2004, and Legacy Bank during February 2007 are considered to have an indefinite life and are not amortized. At December 31, 2013, goodwill related to Taft National Bank totaled $1.6 million, and goodwill related to Legacy Bank totaled $2.9 million. Impairment testing of goodwill is performed at the reporting level during April of each year for Taft, and during March of each year for Legacy. During 2013 and 2012, the Company did not recognize impairment adjustments on the goodwill related to the Legacy or Taft Bank mergers (see Note 19 to the Company’s consolidated financial statements contained herein for details of the goodwill impairment.)

h.
Income Taxes - Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities using the liability method, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.

i.
Net Income per Share - Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding. Diluted income (loss) per share includes the effect of stock options and other potentially dilutive securities using the treasury stock method to the extent they have a dilutive impact. Net income (loss) per share has been retroactively adjusted for all stock dividends declared.

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

l.	Advertising Costs - The Company expenses marketing costs as they are incurred. Advertising expense was $92,000 and $86,000 for the years ended December 31, 2013 and 2012, respectively.

m.
Stock Based Compensation - The Company has a stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period). Included in salaries and employee benefits for the years ended December 31, 2013 and 2012 is $29,000, and $18,000, respectively, of share-based compensation. The related tax benefit, recorded in the provision for income taxes, was not significant.  All share data contained within the financial statements has been retroactively restated for stock based transactions (i.e. stock splits and stock dividends.)

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

o.
Comprehensive Income - Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items recorded directly to equity, such as unrealized gains and losses on securities available-for-sale, unrecognized costs of salary continuation defined benefit plans. Comprehensive income is presented in the consolidated statement of Comprehensive Income.

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

In February 2013, The Financial Accounting Standards Board (FASB) today issued Accounting Standards Update No. 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. ASU 2013-2 requires an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for reporting periods beginning after December 15, 2012. The Company does not expect that this ASU will have a material impact on its financial statements.

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

r.
Reclassifications - Certain reclassifications have been made to the 2012 financial statements to conform to the classifications used in 2013. During 2012, the Company reviewed and revised the definition of the reporting segments within its loan portfolio to ensure proper uniformity of risk among such segments and has made specific reclassifications to the 2012 segments as reported for consistency. However, any amounts reported for years prior to 2012 were not subject to this reclassification. None of the reclassifications had an impact on equity or net income.

2.	Investment Securities

Following is a comparison of the amortized cost and approximate fair value of investment securities at December 31, 2013 and December 31, 2012:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2013
Securities available for sale:
U.S. Government agencies	$14,060	$441	—	$14,501
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	25,029	434	(78)	25,385
Mutual Funds	4,000	—	(270)	3,730
Total securities available for sale	$43,089	$875	$(348)	$43,616
December 31, 2012
Securities available for sale:
U.S. Government agencies	$6,113	$487	$—	$6,600
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	20,586	697	—	21,283
Mutual Funds	4,000	—	(39)	3,961
Total securities available for sale	$30,699	$1,184	$(39)	$31,844

There were no gross realized losses on available-for-sale securities and no gross gains during the year ended December 31, 2013. There were gross realized losses on sales of available-for-sale securities totaling $195,000, but no gross realized gains during the year ended December 31, 2012.

The amortized cost and fair value of securities available for sale at December 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	December 31, 2013
	Amortized Cost	Fair Value (Carrying Amount)
(In thousands)
Due in one year or less	$4,000	$3,730
Due after one year through five years	69	74
Due after five years through ten years	—	—
Due after ten years	13,991	14,426
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	25,029	25,386
	$43,089	$43,616
At December 31, 2013 and 2012, available-for-sale securities with an amortized cost of approximately $23,935,000 and $26,695,000 (fair value of $24,739,000 and $27,878,000) were pledged as collateral for FHLB borrowings and public funds balances, respectively.

The Company had no held-to-maturity or trading securities at December 31, 2013 and 2012.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities at December 31, 2013 and 2012:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
December 31, 2013
Securities available for sale:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	11,069	(78)	—	—	11,069	(78)
Mutual Funds	—	—	3,730	(270)	3,730	(270)
Total impaired securities	$11,069	$(78)	$3,730	$(270)	$14,799	$(348)
December 31, 2012
Securities available for sale:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	—	—	—	—	—	—
Mutual Funds	3,961	(39)	—	—	3,961	(39)
Total impaired securities	$3,961	$(39)	$—	$—	$3,961	$(39)

Temporarily impaired securities at December 31, 2013, were comprised of five U.S. Government sponsored entities & agencies collateralized by mortgage obligations and one mutual fund. Temporarily impaired securities at December 31, 2012, were comprised of one mutual fund, with an undefined maturity date.

The Company evaluates investment securities for other-than-temporary impairment (“OTTI”) at least quarterly, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities of high credit quality are generally evaluated for OTTI under ASC Topic 320-10, “Investments – Debt and Equity Instruments.” Certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, are evaluated under ASC Topic 325-40, Beneficial Interest in Securitized Financial Assets.

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

3. Loans

Loans are comprised of the following:

Iin thousands)	December 31, 2013	December 31, 2012

Commercial and Business loans	$68,460	$69,780
Government program loans	2,226	2,337
Total Commercial and Industrial	70,686	72,117
Real estate – mortgage:
Commercial real estate	143,919	133,599
Residential mortgages	52,036	55,016
Home Improvement and Home Equity loans	1,410	1,319
Total Real Estate Mortgage	197,365	189,934
RE Construction and Development	87,004	90,941
Agricultural Loans	30,932	36,169
Installment	9,330	10,884
Commercial lease financing	—	12
Total Loans	$395,317	$400,057

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 17.9% of total loans at December 31, 2013, and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide, working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 49.9% of total loans at December 31, 2013, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

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

Real estate construction and development loans, representing 22.0% of total loans at December 31, 2013, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 7.8% of total loans at December 31, 2013, and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2013 and 2012, these financial instruments include commitments to extend credit of $63,271,000 and $60,050,000, respectively, and standby letters of credit of $2,001,000 and $2,504,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

	December 31,
(In thousands)	2013	2012
Aggregate amount outstanding, beginning of year	3,330	3,244
New loans or advances during year	1,098	2,043
Repayments during year	(1,512)	(1,957)
Aggregate amount outstanding, end of year	$2,916	$3,330
Loan commitments	$3,930	$2,916

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at December 31, 2013 (in thousands):

December 31, 2013	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$94	$—	$94	$68,366	$68,460	$—
Government Program Loans	—	—	—	—	2,226	2,226	—
Total Commercial and Industrial	—	94	—	94	70,592	70,686	—
Commercial Real Estate Loans	1,991	—	6,866	8,857	135,062	143,919	—
Residential Mortgages	—	614	359	973	51,063	52,036	—
Home Improvement and Home Equity Loans	96	—	—	96	1,314	1,410	—
Total Real Estate Mortgage	2,087	614	7,225	9,926	187,439	197,365	—
RE Construction and Development Loans	—	—	220	220	86,784	87,004	—
Agricultural Loans	—	—	—	—	30,932	30,932	—
Consumer Loans	—	—	—	—	9,086	9,086	—
Overdraft protection Lines	—	—	—	—	87	87	—
Overdrafts	—	—	—	—	157	157	—
Total Installment	—	—	—	—	9,330	9,330	—
Commercial Lease Financing	—	—	—	—	—	—	—
Total Loans	$2,087	$708	$7,445	$10,240	$385,077	$395,317	$—

The following is a summary of delinquent loans at December 31, 2012 (in thousands):

December 31, 2012	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$65	$—	$256	$321	$69,459	$69,780	$—
Government Program Loans	88	—	—	88	2,249	2,337	—
Total Commercial and Industrial	153	—	256	409	71,708	72,117	—
Commercial Real Estate Loans	3,152	2,130	5,328	10,610	122,989	133,599	—
Residential Mortgages	333	322	437	1,092	53,924	55,016	—
Home Improvement and Home Equity Loans	119	140	—	259	1,060	1,319	—
Total Real Estate Mortgage	3,604	2,592	5,765	11,961	177,973	189,934	—
RE Construction and Development Loans	—	—	—	—	90,941	90,941	—
Agricultural Loans	—	136	—	136	36,033	36,169	—
Consumer Loans	305	34	—	339	10,300	10,639	—
Overdraft protection Lines	—	—	—	—	90	90	—
Overdrafts	—	—	—	—	155	155	—
Total Installment	305	34	—	339	10,545	10,884	—
Commercial Lease Financing	—	—	—	—	12	12	—
Total Loans	$4,062	$2,762	$6,021	$12,845	$387,212	$400,057	$—

Nonaccrual Loans

Commercial, construction and commercial real estate loans are placed on non-accrual status under the following circumstances:

-	When there is doubt regarding the full repayment of interest and principal.

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

Nonaccrual loans totaled $12,341,000 and $13,425,000 at December 31, 2013 and 2012, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at December 31, 2013 and 2012.

The following is a summary of nonaccrual loan balances at December 31, 2013 and 2012 (in thousands).

	December 31, 2013	December 31, 2012
Commercial and Business Loans	$—	$1,093
Government Program Loans	—	88
Total Commercial and Industrial	—	1,181
Commercial Real Estate Loans	10,188	8,415
Residential Mortgages	1,685	1,834
Home Improvement and Home Equity Loans	—	10
Total Real Estate Mortgage	11,873	10,259

RE Construction and Development Loans	468	1,730
Agricultural Loans	—	136

Consumer Loans	—	119
Total Installment	—	119
Commercial Lease Financing	—	—
Total Loans	$12,341	$13,425

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

-
The discounted cash flow method of measuring the impairment of a loan is used for unsecured loans or for loans secured by collateral where the fair value cannot be easily determined. Under this method, the Company assesses both the amount and timing of cash flows expected from impaired loans. The estimated cash flows are discounted using the loan's effective interest rate. T he difference between the amount of the loan on the Bank's books and the discounted cash flow amounts determines the amount of impairment to be provided. This method is used for most of the Company’s troubled debt restructurings or other impaired loans where some payment stream is being collected.

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

The following is a summary of impaired loans at December 31, 2013 (in thousands).

December 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized
Commercial and Business Loans	$675	$275	$402	$677	$9	$831	$52
Government Program Loans	—	—	—	—	—	35	—
Total Commercial and Industrial	675	275	402	677	9	866	52

Commercial Real Estate Loans	10,188	8,721	1,468	10,189	415	10,671	232
Residential Mortgages	5,375	1,794	3,590	5,384	338	6,139	211
Home Improvement and Home Equity Loans	—	—	—	—	—	13	—
Total Real Estate Mortgage	15,563	10,515	5,058	15,573	753	16,823	443

RE Construction and Development Loans	1,772	1,789	—	1,789	—	2,266	60
Agricultural Loans	44	45	—	45	—	84	10

Consumer Loans	48	48	—	48	—	72	4
Total Installment	48	48	—	48	—	72	4
Total Impaired Loans	$18,102	$12,672	$5,460	$18,132	$762	$20,111	$569

The following is a summary of impaired loans at December 31, 2012 (in thousands).

December 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized
Commercial and Business Loans	$1,488	$767	$576	$1,343	$37	$5,468	$26
Government Program Loans	109	88	—	88	—	147	—
Total Commercial and Industrial	1,597	855	576	1,431	37	5,615	26

Commercial Real Estate Loans	11,393	6,818	4,237	11,055	436	8,498	135
Residential Mortgages	7,461	3,726	3,666	7,392	185	4,416	251
Home Improvement and Home Equity Loans	10	10	—	10	—	21	—
Total Real Estate Mortgage	18,864	10,554	7,903	18,457	621	12,935	386

RE Construction and Development Loans	1,730	1,730	—	1,730	—	7,298	—
Agricultural Loans	504	192	—	192	—	991	50

Consumer Loans	139	121	—	121	—	200	6
Total Installment	139	121	—	121	—	200	6
Total Impaired Loans	$22,834	$13,452	$8,479	$21,931	$658	$27,039	$468

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

The following tables illustrate TDR activity for the periods indicated (dollars in thousands):

	Year Ended December 31, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	—	$—	$—	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	1	106
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
RE Construction and Development Loans	41	1,034	1,304	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	1	48	48	—	—
Overdraft protection Lines	—	—	—	—	—
Commercial Lease Financing	—	—	—	—	—
Total Loans	42	$1,082	$1,352	1	$106

	Year Ended December 31, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	3	$320	$303	—	$—
Government Program Loans	1	103	88	—	—
Commercial Real Estate Term Loans	4	2,535	2,506	—	—
Single Family Residential Loans	2	324	323	—	—
Home Improvement and Home Equity Loans	1	—	—	—	—
RE Construction and Development Loans	14	1,130	1,130	—	—
Agricultural Loans	2	192	191	—	—
Consumer Loans	1	20	19	—	—
Overdraft protection Lines	—	—	—	—	—
Commercial Lease Financing	—	—	—	—	—
Total Loans	28	$4,624	$4,560	—	$—

The following tables summarize TDR activity by loan category for the years ended December 31, 2013 and 2012 (in thousands).

Year Ended December 31, 2013	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Lease Financing	Total
Beginning balance	$990	$5,395	$7,289	$10	$2,860	$191	$38	$—	$16,773

Defaults	—	(106)	—	—	—	—	—	—	(106)
Additions	—	—	—	44	4,399	—	48	—	4,491

Principal reductions	(315)	(3,821)	(2,016)	(54)	(5,708)	(147)	(38)	—	(12,099)

Ending balance	$675	$1,468	$5,273	$—	$1,551	$44	$48	$—	$9,059

Allowance for loan loss	$9	$415	$338	$—	$—	$—	$—	$—	$762

Year Ended December 31, 2012	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Lease Financing	Total
Beginning balance	$1,507	$5,174	$7,689	$36	$4,550	$60	$34	$—	$19,050

Defaults	—	—	—	—	—	—	—	—	—
Additions	391	2,506	323	—	1,130	191	19	—	4,560

Principal reductions	(908)	(2,285)	(723)	(26)	(2,820)	(60)	(15)	—	(6,837)

Ending balance	$990	$5,395	$7,289	$10	$2,860	$191	$38	$—	$16,773

Allowance for loan loss	$152	$325	$128	$—	$6	$—	$—	$—	$611

The Company makes various types of concessions when structuring TDR’s including rate reductions, payment extensions, and forbearance. At December 31, 2013, the Company had 35 restructured loans totaling $9,059,000, as compared to 58 restructured loans totaling $16,773,000 at December 31, 2012.

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

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for December 31, 2013 and 2012. The Company did not carry any loans graded as loss at December 31, 2013 and 2012.

	Commercial and Industrial	Commercial RE	RE Construction and Development	Agricultural	Total
December 31, 2013
(In thousands)
Grades 1and 2	$355	$—	$—	$70	$425
Grade 3	44	5,287	816	—	6,147
Grades 4 and 5 – pass	69,070	127,189	66,048	30,862	293,169
Grade 6 – special mention	590	—	—	—	590
Grade 7 – substandard	627	11,443	20,140	—	32,210
Grade 8 – doubtful	—	—	—	—	—
Total	$70,686	$143,919	$87,004	$30,932	$332,541

	Commercial and Industrial	Commercial RE	RE Construction and Development	Agricultural	Total
December 31, 2012
(In thousands)
Grades 1and 2	$825	$—	$—	$60	$885
Grade 3	2,071	5,947	856	—	8,874
Grades 4 and 5 – pass	66,098	116,606	75,191	35,973	293,868
Grade 6 – special mention	1,867	—	141	—	2,008
Grade 7 – substandard	1,256	11,046	14,753	136	27,191
Grade 8 – doubtful	—	—	—	—	—
Total	$72,117	$133,599	$90,941	$36,169	$332,826

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.
The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for December 31, 2013 and 2012 (in thousands).

	December 31, 2013				December 31, 2012
	Residential Mortgages	Home Improvement and Home Equity	Installment	Total	Residential Mortgages	Home Improvement and Home Equity	Installment	Total

Not graded	$29,063	$1,378	$7,862	$38,303	$30,727	$1,309	$9,221	$41,257
Pass	19,320	—	1,468	20,788	20,572	—	1,422	21,994
Special Mention	1,204	32	—	1,236	909	—	49	958
Substandard	2,449	—	—	2,449	2,808	10	192	3,010
Total	$52,036	$1,410	$9,330	$62,776	$55,016	$1,319	$10,884	$67,219

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

The following summarizes the activity in the allowance for credit losses by loan category for the years ended December 31, 2013 and 2012 (in thousands).

December 31, 2013	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total

Beginning balance	$1,614	$1,292	$2,814	$352	$288	$1	$5,423	$11,784
Provision for credit losses	1,134	1,101	1,285	222	160	(1)	(4,999)	(1,098)

Charge-offs	(542)	(540)	(95)	(136)	(244)	—	(29)	(1,586)
Recoveries	134	9	1,529	145	71	—	—	1,888
Net charge-offs	(408)	(531)	1,434	9	(173)	—	(29)	302

Ending balance	$2,340	$1,862	$5,533	$583	$275	$—	$395	$10,988
Period-end amount allocated to:
Loans individually evaluated for impairment	9	753	—	—	—	—	—	762
Loans collectively evaluated for impairment	2,331	1,109	5,533	583	275	—	395	10,226
Ending balance	$2,340	$1,862	$5,533	$583	$275	$—	$395	$10,988

December 31, 2012	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total

Beginning balance	$4,782	$2,070	$5,634	$803	$117	$1	$241	$13,648
Provision for credit losses	(2,730)	(235)	(3,431)	1,860	384	(11)	5,182	1,019

Charge-offs	(1,080)	(620)	(10)	(2,317)	(251)	—	—	(4,278)
Recoveries	642	77	621	6	38	11	—	1,395
Net charge-offs	(438)	(543)	611	(2,311)	(213)	11	—	(2,883)

Ending balance	$1,614	$1,292	$2,814	$352	$288	$1	$5,423	$11,784
Period-end amount allocated to:
Loans individually evaluated for impairment	37	621	—	—	—	—	—	658
Loans collectively evaluated for impairment	1,577	671	2,814	352	288	1	5,423	11,126
Ending balance	$1,614	$1,292	$2,814	$352	$288	$1	$5,423	$11,784

The following summarizes information with respect to the loan balances at December 31, 2013 and 2012.

	December 31, 2013			December 31, 2012
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(In thousands)
Commercial and Business Loans	$677	$67,783	$68,460	$1,343	$68,437	$69,780
Government Program Loans	—	2,226	2,226	88	2,249	2,337
Total Commercial and Industrial	677	70,009	70,686	1,431	70,686	72,117

Commercial Real Estate Loans	10,189	133,730	143,919	11,055	122,544	133,599
Residential Mortgage Loans	5,384	46,652	52,036	7,392	47,624	55,016
Home Improvement and Home Equity Loans	—	1,410	1,410	10	1,309	1,319
Total Real Estate Mortgage	15,573	181,792	197,365	18,457	171,477	189,934

RE Construction and Development Loans	1,789	85,215	87,004	1,730	89,211	90,941

Agricultural Loans	45	30,887	30,932	192	35,977	36,169

Installment Loans	48	9,282	9,330	121	10,763	10,884

Commercial Lease Financing	—	—	—	—	12	12

Total Loans	$18,132	$377,185	$395,317	$21,931	$378,126	$400,057

4.	Premises and Equipment

The components of premises and equipment are as follows:

(In thousands)	December 31, 2013	December 31, 2012
Land	$968	$968
Buildings and improvements	14,613	14,573
Furniture and equipment	11,077	9,956
	26,658	25,497
Less accumulated depreciation and amortization	(14,536)	(13,235)
Total premises and equipment	$12,122	$12,262

Total depreciation expense on Company premises and equipment totaled $1,316,000 and $1,200,000 for the years ended December 31, 2013 and 2012, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations.

5.	Investment in Limited Partnership

The Bank owns limited interests in private limited partnerships that acquire affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended. The Bank's limited partnership investment is accounted for under the equity method. The Bank's noninterest expense associated with the utilization and expiration of these tax credits for the years ended December 31, 2013 and 2012 was $253,000 and $39,000, respectively. These limited partnership investments are expected to generate tax credits of approximately $1.8 million over the life of the investment. The tax credits expire between 2014 and 2015. Tax credits available for income tax purposes for the years ended December 31, 2013 and 2012 totaled $0 and $87,000, respectively.

The Bank owns a 9.14% interest in a limited partnership which provides private capital for small to mid-sized businesses used to finance later stage growth, strategic acquisitions, ownership transitions, and recapitalizations, or mezzanine capital.  The

Company also owns a 36% interest in a commercial real estate partnership.  At December 31, 2013, the total investment in these partnerships was $390,000 and $3,559,000, respectively.

6.	Deposits

Deposits include the following:

(In thousands)	December 31, 2013	December 31, 2012
Noninterest-bearing deposits	$214,317	$217,014
Interest-bearing deposits:
NOW and money market accounts	198,928	203,771
Savings accounts	45,758	43,117
Time deposits:
Under $100,000	28,825	32,532
$100,000 and over	54,661	66,853
Total interest-bearing deposits	328,172	346,273
Total deposits	$542,489	$563,287

At December 31, 2013, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands)	December 31, 2013
One year or less	$68,343
More than one year, but less than or equal to two years	10,554
More than two years, but less than or equal to three years	2,019
More than three years, but less than or equal to four years	2,198
More than four years, but less than or equal to five years	358
More than five years	14
$83,486

The Company may utilize brokered deposits as an additional source of funding. At December 31, 2013 and 2012, the Company held brokered time deposits totaling $11,500,000 and $17,984,000, respectively. Of this balance at December 31, 2013, $11,157,000 is included in time deposits of $100,000 or more, and the remaining $343,000 is included in time deposits of less than $100,000. Included in brokered time deposits at December 31, 2013 are balances totaling $3,900,000 maturing in three months or less, $7,215,000 maturing in 3 months to a year, and the remaining $385,000 maturing in 1 to 3 years.

Deposit balances representing overdrafts reclassified as loan balances totaled $157,000 and $155,000 as of December 31, 2013 and 2012, respectively.

Deposits of directors, officers and other related parties to the Bank totaled $6,943,000 and $6,505,000 at December 31, 2013 and 2012, respectively. The rates paid on these deposits were similar to those customarily paid to the Bank’s customers in the normal course of business.

7.	Short-term Borrowings/Other Borrowings

At December 31, 2013, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $254,761,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $7,094,000. At December 31, 2013, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000. At December 31, 2013, the Company had no outstanding borrowing balances. The weighted average cost of borrowings for the year ended December 31, 2013 was 0.00%. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2013, $7,468,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $334,299,000 in real estate-secured loans were pledged at December 31, 2013, as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $254,761,000. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

The Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $217,841,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $10,493,000 at December 31, 2012. At December 31, 2012, the Company had no outstanding borrowing balances. The weighted average cost of borrowings for the year ended December 31, 2012 was 0.00%.

8.	Junior Subordinated Debt/Trust Preferred Securities

During July 2007, the Company formed USB Capital Trust II, a wholly-owned special purpose entity, for the purpose of issuing Trust Preferred Securities. USB Capital Trust II is a Variable Interest Entity (VIE) and a deconsolidated entity pursuant to ASC 810. On July 23, 2007, USB Capital Trust II issued $15 million in Trust Preferred securities. The securities have a thirty-year maturity and bear a floating rate of interest (repricing quarterly) of 1.29% over the three-month LIBOR rate (initial coupon rate of 6.65%). Interest will be paid quarterly. Concurrent with the issuance of the Trust Preferred securities, USB Capital Trust II used the proceeds of the Trust Preferred securities offering to purchase a like amount of junior subordinated debentures of the Company. The Company will pay interest on the junior subordinated debentures to USB Capital Trust II, which represents the sole source of dividend distributions to the holders of the Trust Preferred securities. The Company may redeem the junior subordinated debentures at anytime at par.

The Company elected the fair value measurement option for all the Company’s new junior subordinated debentures issued under USB Capital Trust II.

Effective September 30, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Company elected to defer interest payments on the Company’s $15.0 million of junior subordinated debentures relating to its trust preferred securities. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals are elected, the Company will continue to record interest expense associated with the debentures. Upon the expiration of the deferral period, all accrued and unpaid interest will be due and payable. During the deferral period, the Company is precluded from paying cash dividends to shareholders or repurchasing its stock. At December 31, 2013 and 2012, the Company had $1,172,000 and $891,000, respectively, in accrued and unpaid interest on the junior subordinated debt.

At December 31, 2013, as with previous periods, the Company performed a fair value measurement analysis on its junior subordinated debt using a discounted cash flow valuation model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month Libor curve to estimate future quarterly interest payments due over the life of the debt instrument, adjusted for deferrals of interest payments per the Company’s election at September 30, 2009 expected to be paid cumulatively during the third quarter of 2014. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 8.19% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions.

The fair value calculation performed resulted in a realized losses of $776,000 and $774,000 for the years ended December 31, 2013 and 2012, respectively. Fair value gains and losses are reflected as a component of noninterest income.

9.	Taxes on Income

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2013	2012
Deferred tax assets:
Credit losses not currently deductible	$4,927	$4,391
Deferred compensation	1,920	1,912
Net operating losses	9,074	7,773
Depreciation	231	518
Accrued reserves	63	194
Write-down on other real estate owned	(97)	3,283
Capitalized OREO expenses	1,079	793
Other	2,555	1,908
Total deferred tax assets	19,752	20,772
Deferred tax liabilities:
State Tax	(2,640)	(1,889)
FHLB dividend	(53)	(103)
Loss on limited partnership investment	(1,808)	(1,695)
Unrealized gain on AFS	(211)	(458)
Deferred gain SFAS No. 159 – fair value option	(2,471)	(2,819)
Fair value adjustments for purchase accounting	(167)	(123)
Interest on nonaccrual loans	36	(368)
Deferred loan costs	(570)	(602)
Prepaid expenses	(238)	(305)
Total deferred tax liabilities	(8,122)	(8,362)
Valuation Allowance	—	(2,686)
Net deferred tax assets	$11,630	$9,724

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At December 31, 2013 and 2012, the Company had a recorded valuation allowance of $0 and $2,686,000, respectively.

Income tax expense (benefit) for the years ended December 31, consist of the following:

(In thousands)
2013	Federal	State	Total
Current	$1,059	$819	$1,878
Deferred	(1,055)	(718)	(1,773)
	$4	$101	$105
2012
Current	$719	$(416)	$303
Deferred	466	764	1,230
	$1,185	$348	$1,533

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012
Statutory federal income tax rate	34.0%	34.0%
State franchise tax, net of federal income tax benefit	0.9	3.0
Low Income Housing – federal credits	0.0	(1.1)
Cash surrender value of life insurance	(2.4)	(2.4)
Valuation Allowance	(33.0)	(13.2)
Other	1.9	(0.1)
	1.4%	20.2%

During the years ended December 31, 2013 and 2012, the valuation allowance decreased $2,686,000 and $1,000,000, respectively.  At December 31, 2013, the Company has remaining federal net operating loss carry-forwards totaling $8,123,000, and remaining state net operating loss carry-forwards totaling $58,074,000 which expire between 2014 and 2032. The Company anticipates that it will utilize the net operating loss carry-forwards expiring in 2014.

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

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. During 2010, the Company amended its federal tax returns for the year 2004 through 2009 to utilize the five-year NOL carry-back provisions allowed by the IRS for 2009. These amended tax returns were audited by the IRS and the examination was finalized during the first quarter of 2013 and the settlement resulted in interest income of $95,000 and $0 for the years ended December 31, 2013 and 2012, respectively. The Company is no longer subject to examination by taxing authorities for years endings before 2010 for federal purposes and 2003 for California purposes. The Company's policy is to recognize any interest or penalties related to uncertain tax position in income tax expense.

The Company is not currently aware of any other tax jurisdictions where the Company or any subsidiary is subject to examination by federal, state, or local taxing authorities.

10.	Stock Based Compensation

Options have been granted to officers and key employees at an exercise price equal to estimated fair value at the date of grant as determined by the Board of Directors. All options granted are service awards, and as such are based solely upon fulfilling a requisite service period (the vesting period). In May 2005, the Company’s shareholders approved the adoption of the United Security Bancshares 2005 Stock Option Plan (2005 Plan). At the same time, all previous plans, including the 1995 Plan, were terminated. The 2005 Plan provides for the granting of up to 622,358 shares of authorized and unissued shares of common stock at option prices per share which must not be less than 100% of the fair market value per share at the time each option is granted.

The options granted (incentive stock options for employees and non-qualified stock options for Directors) have an exercise price at the prevailing market price on the date of grant. All options granted are exercisable 20% each year commencing one year after the date of grant and expire ten years after the date of grant.

Under the 2005 Plan, 193,082 granted shares are outstanding (163,210 incentive stock options and 29,872 nonqualified stock options) as of December 31, 2013, of which 153,179 are vested.

Options outstanding, exercisable, exercised and forfeited are as follows:

	2005 Plan	Weighted Average Exercise Price
Options outstanding December 31, 2012	194,224	$10.27
Granted during the year	25,502	4.16
Exercised during the year	5,202	2.29
Forfeited during the year	21,442	2.29
Options outstanding December 31, 2013	193,082	$10.57

Included in total outstanding options at December 31, 2013, are 153,179 exercisable shares at a weighted average price of $12.27, a weighted average remaining contract term of 2.50 years and intrinsic value of $15,000.

Included in salaries and employee benefits for the years ended December 31, 2013 and 2012, is $29,000 and $18,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to either year.

As of December 31, 2013 and 2012, there was $64,000 and $42,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 3.0 years. No options were exercised during 2012, while 5,202 options were exercised during 2013.

	December 31, 2013	December 31, 2012
Weighted average grant-date fair value of stock options granted	$2.80	$1.33
Total fair value of stock options vested	$24,310	$26,246
Total intrinsic value of stock options exercised	$9,665	n/a

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

The Bank expenses the fair value of the option on a straight-line basis over the vesting period for each separately vesting portion of the award. The Bank estimates forfeitures and only recognizes expense for those shares expected to vest. Based upon historical evidence, the Company has determined that because options are granted to a limited number of key employees rather than a broad segment of the employee base, expected forfeitures, if any, are not material. The Company granted 25,502 shares and 25,757 shares in incentive stock options during 2013 and 2012, respectively. The assumptions used for the 2013 and 2012 stock option grant are as follows:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Risk Free Interest Rate	1.20%	1.02%
Expected Dividend Yield	—%	—%
Expected Life in Years	5.5 years	5.5 years
Expected Price Volatility	78.88%	79.43%

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

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code.  All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire.  Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors.  Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 4% of the employees’ eligible annual compensation. Company contributions are immediately 100% vested at the time of contribution.  During 2013 and 2012, the Company made matching contributions of $256,000 and $229,000 to the 401(k) Plan, respectively.

Salary Continuation Plan

The Company has an unfunded, non-qualified Salary Continuation Plan for senior executive officers and certain other key officers of the Company, which provides additional compensation benefits upon retirement for a period of 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 to 15 years. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the Plan. The Company’s current benefit liability is determined based upon vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for high-quality investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which averages approximately 20 years. At December 31, 2013 and 2012, $4,031,000 and $4,298,000, respectively, had been accrued to date, based on a discounted cash flow using an average discount rate of 3.39% and 2.55%, respectively, and is included in other liabilities. In connection with the implementation of the Salary Continuation Plans, the Company purchased single premium universal life insurance policies on the life of each of the key employees covered under the Plan. The Company is the owner and beneficiary of these insurance policies. The cash surrender value of the policies was $4,421,000 and $4,297,000 at December 31, 2013 and 2012, respectively, and is included on the consolidated balance sheet in cash surrender value of life insurance. Income on these policies, net of expense, totaled approximately $124,000 and $120,000 for the years ended December 31, 2013 and 2012, respectively. Although the Plan is unfunded, the Company intends to utilize the proceeds of such policies to settle the Plan obligations. Under Internal Revenue Service regulations, the life insurance policies are the property of the Company and are available to satisfy the Company's general creditors.

Pursuant to the guidance contained in ASC Topic 715 “Compensation,” the Company is required to recognize in accumulated other comprehensive (loss) income, the amounts that have not yet been recognized as components of net periodic benefit costs. These unrecognized costs arise from changes in estimated interest rates used in the calculation of net liabilities under the plan.

As of December 31, 2013 and 2012, the Company had approximately $436,000 and $598,000, respectively in unrecognized net periodic benefit costs arising from changes in interest rates used in calculating the current post-retirement liability required under the plan. This amount represents the difference between the plan liabilities calculated under net present value calculations, and the net plan liabilities actually recorded on the Company’s books at December 31, 2013 and 2012.

Salary continuation expense is included in salaries and benefits expense, and totaled $160,000 and $90,000 for the years ended December 31, 2013 and 2012, respectively.

Officer Supplemental Life Insurance Plan

The Company owns single premium Bank-owned life insurance policies (BOLI) on certain officers with a portion of the death benefits available to the officers’ beneficiaries.  The BOLI’s initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The cash surrender value of these insurance policies totaled $12,782,000 and $12,384,000 at December 31, 2013 and 2012, and is included on the consolidated balance sheet in cash surrender value of life insurance. Income on these policies, net of expense, totaled approximately $398,000 and $411,000 for the years ended December 31, 2013 and 2012, respectively.

12.	Commitments and Contingent Liabilities

Lease Commitments: The Company leases land and premises for its branch banking offices and administration facilities. The initial terms of these leases expire at various dates through 2023. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. The total expense on land and premises leased under operating leases was $652,000 and $636,000 during 2013 and 2012, respectively. Total rent expense for the years ended December 31, 2013 and 2012 included approximately $18,000 and $8,000 in reductions, respectively, related to adjustments made pursuant to ASC Topic 840, “Leases”. The adjustments represent the difference between contractual rent amounts paid and rent amounts actually expensed under the straight-line method  pursuant to ASC 840.

Future minimum rental commitments under existing non-cancelable leases as of December 31, 2013 are as follows:

(In thousands):
2014	$530
2015	457
2016	310
2017	274
2018	270
Thereafter	347
$2,188

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

	Contractual amount – December 31,
(In thousands)	2013	2012
Commitments to extend credit	$63,271	$60,050
Standby letters of credit	2,001	2,504

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from less than one month to approximately 3 years. At December 31, 2013, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $2,001,000.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

December 31, 2013
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$135,212	$135,212	$135,212	$—	$—
Interest-bearing deposits	1,515	1,515	—	1,515	—
Investment securities	43,616	43,616	10,746	32,870	—
Loans	384,025	380,615	—	—	380,615
Accrued interest receivable	1,644	1,644	—	1,644	—
Financial Liabilities:
Deposits:
Noninterest-bearing	214,317	214,317	214,317	—	—
NOW and money market	198,928	198,928	198,928	—	—
Savings	45,758	45,758	45,758	—	—
Time Deposits	83,486	83,362	—	—	83,362
Total Deposits	542,489	542,365	459,003	—	83,362
Junior Subordinated Debt	11,125	11,125	—	—	11,125
Accrued interest payable	44	44	—	44	—

December 31, 2012
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$141,627	$141,627	$141,627	$—	$—
Interest-bearing deposits	1,507	1,507	—	1,507	—
Investment securities	31,844	31,844	13,593	18,251	—
Loans	388,249	386,836	—	—	386,836
Accrued interest receivable	1,694	1,694	—	1,694	—
Financial Liabilities:
Deposits:
Noninterest-bearing	217,014	217,014	217,014	—	—
NOW and money market	203,771	203,771	203,771	—	—
Savings	43,117	43,117	43,117	—	—
Time Deposits	99,385	99,529	—	—	99,529
Total Deposits	563,287	563,431	463,902	—	99,529
Junior Subordinated Debt	10,068	10,068	—	—	10,068
Accrued interest payable	71	71	—	71	—

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2013 (in 000’s):

Description of Assets	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$14,501	$—	$14,500	$—
U.S Govt collateralized mortgage obligations	25,385	7,016	18,370	—
Mutual Funds	3,730	3,730	—	—
Total AFS securities	43,616	10,746	32,870	—
Impaired Loans (1):
Commercial and industrial	—	—	—	—
Real estate mortgage	1,388	—	—	1,388
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	1,388	—	—	1,388
Other real estate owned (1)	3,889	—	—	3,889
Total	$48,893	$10,746	$32,870	$5,277

Description of Liabilities	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$11,125	$—	$—	$11,125
Total	$11,125	$—	$—	$11,125

(1)Nonrecurring
(2)Recurring

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2012 (in 000’s):

Description of Assets	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$6,600	$—	$6,600	$—
U.S Govt collateralized mortgage obligations	21,283	9,632	11,651	—
Mutual Funds	3,961	3,961	—	—
Total AFS securities	31,844	13,593	18,251	—
Impaired Loans (1):
Commercial and industrial	47	—	—	47
Real estate mortgage	2,159	—	—	2,159
RE construction & development	—	—	—	—
Agricultural	136	—	—	136
Installment/Other	—	—	—	—
Total impaired loans	2,342	—	—	2,342
Other real estate owned (1)	4,483	—	—	4,483
Total	$38,669	$13,593	$18,251	$6,825

Description of Liabilities	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,068	$—	$—	$10,068
Total	$10,068	$—	$—	$10,068

(1)Nonrecurring
(2)Recurring

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at December 31, 2013:

December 31, 2013
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range, Weighted Average
Impaired Loans:
Real estate mortgage	$1,388	Sales Comparison Approach	Adjustment for difference between comparable sales	1%-32%, 17.5%
Other real estate owned:
Real estate construction	3,889	Discounted cash flow	Discount rate	1%-10%, 8.49%

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

Impaired Loans - Fair value measurements for impaired loans are performed pursuant to authoritative accounting guidance and are based upon either collateral values supported by appraisals, observed market prices, or discounted cash flows. Changes are not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the loan loss reserve. Such adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for credit losses recorded in current earnings. Collateral dependent loans are measured for impairment using the fair value of the collateral.

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

Deposits – In accordance with authoritative accounting guidance, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at December 31, 2013 and 2012 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed under authoritative accounting guidance. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Borrowings - Borrowings consist of federal funds sold, securities sold under agreements to repurchase, and other short-term borrowings. Fair values of borrowings were estimated using the rates currently offered for borrowings with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a discounted cash flows model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company used characteristics that market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the year ended December 31, 2013, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of theses inputs, due primarily to the current economic environment, require the junior subordinated debt to be classified as a Level 3 fair value.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-balance sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. The contract amounts of commitments to extend credit and standby letters of credit are disclosed in Note 12. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at December 31, 2013 and 2012.

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

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the period (in 000’s):

	December 31, 2013	December 31, 2012
Reconciliation of Assets:	Private label residential mortgage obligations	Private label residential mortgage obligations
Beginning balance	$—	$7,972
Total gains or (losses) included in earnings (or other comprehensive loss)	—	(468)
Transfers in and/or out of Level 3	—	(7,504)
Ending balance	$—	$—
The amount of total gains or (losses) for the period included in earnings (or other comprehensive loss) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—

	December 31, 2013	December 31, 2012
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$10,068	$9,027
Total gains (losses) included in earnings (or changes in net assets)	776	774
Transfers in and/or out of Level 3	281	267
Ending balance	$11,125	$10,068
The amount of total gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses and accrued interest relating to liabilities still held at the reporting date	$776	$774

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2013 and 2012:

December 31, 2013				December 31, 2012
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Subordinated Debt	Discounted cash flow	Discount Rate	8.19%	Subordinated Debt	Discounted cash flow	Discount Rate	7.23%

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

Regulatory Order from the California Department of Business Oversight

•
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

•
On September 24, 2013, the Bank entered into a Memorandum of Understanding (the “MOU”) with the California Department of Business Oversight (formerly known as the California Department of Financial Institutions). Effective October 15, 2013, the California Department of Business Oversight terminated the Order issued in May 2010. One additional requirement is that the Bank must maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.0%.

As of December 31, 2013, the Bank is compliance with the requirements of the Agreement and the MOU including its deadlines.

Capital Adequacy - The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements adopted by the Board of Governors of the Federal Reserve System (“Board of Governors”).  Failure to meet minimum capital requirements can initiate certain mandates and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the consolidated Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Pursuant to the March 2010 Agreement with the Federal Reserve Bank, the Company and the Bank are required to maintain sufficient capital to support current and future capital needs, including compliance with Capital Adequacy Guidelines taking into account the volume of classified assets, concentrations of credit, the level of the allowance for loan losses, current and projected growth, and projected retained earnings.  Pursuant to the MOU issued by the California Department of Business Oversight in October 2013, the Bank is required to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.0%. For purposes of the MOU, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 13.2% and 11.7% at December 31, 2013 and 2012, respectively.

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

					To Be Well Capitalized Under
	Actual		For Capital Adequacy Purposes		Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013 (Company):
Total Capital (to Risk Weighted Assets)	$77,530	17.20%	$36,061	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	71,827	15.93%	18,031	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	71,827	11.19%	25,672	4.00%	N/A	N/A
As of December 31, 2013 (Bank):
Total Capital (to Risk Weighted Assets)	$78,499	17.41%	$36,061	8.00%	$45,077	10.00%
Tier 1 Capital (to Risk Weighted Assets)	72,796	16.15%	18,031	4.00%	27,046	6.00%
Tier 1 Capital (to Average Assets)	72,796	11.43%	25,484	4.00%	31,855	5.00%
As of December 31, 2012 - (Company):
Total Capital (to Risk Weighted Assets)	$71,436	15.49%	$36,892	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	65,742	14.26%	18,446	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	65,742	10.66%	24,671	4.00%	N/A	N/A
As of December 31, 2012 – (Bank):
Total Capital (to Risk Weighted Assets)	$73,296	15.77%	$37,175	8.00%	$46,468	10.00%
Tier 1 Capital (to Risk Weighted Assets)	67,558	14.54%	18,587	4.00%	27,168	6.00%
Tier 1 Capital (to Average Assets)	67,558	10.95%	24,671	4.00%	30,838	5.00%

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

Under the regulatory Prompt Corrective Action Provisions within the Agreement and the MOU, the Bank cannot be considered “Well Capitalized”. However, as of December 31, 2013, the Company and the Bank meets all capital adequacy requirements to which they are subject.

Under regulatory guidelines, the $15 million in Trust Preferred Securities issued by USB Capital Trust II in July of 2007 qualifies as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities qualifies as Tier 2 capital.

Dividends – Cash dividends, if any, paid to shareholders are paid by the bank holding company, subject to restrictions set forth in the California General Corporation Law. All dividends paid during 2013 and 2012 were in the form of stock dividends rather than cash dividends.

The primary source of funds with which cash dividends are paid to shareholders comes from cash dividends received by the Company from the Bank. The Company received no cash dividends from the Bank during the years ended December 31, 2013 and 2012.

Under California state banking law, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the California Department of Business Oversight, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. As noted above, the terms of the regulatory agreement with the Federal Reserve prohibit both the Company and the Bank from paying dividends without prior approval of the Federal Reserve.

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

15.	Supplemental Cash Flow Disclosures

	Year Ended December 31,
(In thousands)	2013	2012
Cash paid (received) during the period for:
Interest	$1,356	$2,101
Income Taxes	(3,679)	(89)
Noncash investing activities:
Loans transferred to foreclosed property	437	1,999
Financed OREO	2,328	508
Extinguishment of Note Payable	—	83

16.	Common Stock Dividend

The Company declared one-percent (1)% common stock dividends during each of the four quarters ended December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013. All 1% stock dividends were considered “small stock dividends” resulting in a transfer between retained earnings and common stock an amount equal to the number of shares issued in the stock dividend multiplied by the stock’s closing price at the date of declaration. Other than for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

The Company declared one-percent (1)% common stock dividends during each of the four quarters ended December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012. All 1% stock dividends were considered “small stock dividends” resulting in a transfer between retained earnings and common stock an amount equal to the number of shares issued in the stock dividend multiplied by the stock’s closing price at the date of declaration. Other than for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

17.	Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation. (Weighted average shares have been adjusted to give retroactive recognition for the 1% stock dividend for each of the quarters since the third quarter ended September 30, 2008):

	Year Ended December 31,
(In thousands, except earnings per share data)	2013	2012
Net income available to common shareholders	$7,269	$6,069
Weighted average shares outstanding	14,798,135	14,789,001
Add: dilutive effect of stock options	902	—
Weighted average shares outstanding adjusted for potential dilution	14,799,037	14,789,001
Basic earnings per share	$0.49	$0.41
Diluted earnings per share	$0.49	$0.41
Anti-dilutive shares excluded from earnings per share calculation	189,000	192,000

18. Common Stock Repurchase Plan

On May 16, 2007, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to 750,895 shares of the Company's common stock on the open market or in privately negotiated transactions. The repurchase plan represents approximately 5.00% of the Company's currently outstanding common stock. The duration of the program is open-ended and the timing of purchases will depend on market conditions. As of December 31, 2013, there were 650,106 shares available for repurchase.

As a condition of the Written Agreement entered into with the Federal Reserve Bank of San Francisco (FRB) on May 23, 2010, and the MOU entered into with the California Department of Business Oversight (DBO) on September 24, 2013, the Company may not repurchase any of its common stock without prior approval of the FRB and the DBO. The Company did not repurchase any common shares during the years ended December 31, 2013 and 2012.

19. Goodwill and Intangible Assets

At December 31, 2013, the Company had $4,488,000 of goodwill and $62,000 of core deposit intangibles. The following table summarizes the carrying value of those assets at December 31, 2013 and 2012.

(In thousands)	December 31, 2013	December 31, 2012
Goodwill	$4,488	$4,488
Core deposit intangible assets	62	249
Total goodwill and intangible assets	$4,550	$4,737

Core deposit intangibles and other identified intangible assets are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets and goodwill at least annually or more often as conditions require. The following table summarizes the amortization expense and impairment losses recorded on the Company’s intangible assets and goodwill for the years ended December 31, 2013 and 2012.

(In thousands)	December 31, 2013	December 31, 2012
Amortization expense - core deposit intangibles	$187	$198
Amortization expense - other intangibles	—	106
Total amortization expense	$187	$304
Impairment losses - core deposit intangibles	$—	$—
Impairment losses - goodwill	—	—
Total impairment losses	$—	$—

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007 and totaled approximately $2.9 million at December 31, 2013. The Company conducted its annual impairment testing of the goodwill related to the Campbell reporting unit effective March 31, 2013. Impairment testing for goodwill is a two-step process.

The first step in impairment testing is to identify potential impairment, which involves determining and comparing the fair value of the operating unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of possible impairment and the second step is performed to determine the amount of the impairment, if any. The fair value determined in the step one testing is determined based on a discounted cash flow methodology using estimated market discount rates and projections of future cash flows for the Campbell reporting unit.  In addition to projected cash flows, the Company also utilizes other market metrics including industry multiples of earnings and price-to-book ratios to estimate what a market participant would pay for the operating unit in the current business environment. Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes is discount rates, competitive forces within the industry, and other specific industry and market valuation conditions. If at the conclusion of the step 1 analysis, the Company concludes that the potential for goodwill impairment exists, step-two testing will be required to determine goodwill impairment and the amount of goodwill that might be impaired, if any. The second step in impairment analysis compares the fair value of the Campbell reporting unit to the aggregate fair values of its individual assets, liabilities and identified intangibles. Based on the results of the first step of the impairment analysis at December 31, 2013, the Company concluded that that the fair value of the reporting unit exceeds it carrying value; therefore, goodwill was not impaired.

 Core Deposit Intangibles: The core deposit intangible asset, which totaled $3.0 million at the time of merger, is being amortized over an estimated life of approximately seven years. The Company recognized no amortization expense related to the Legacy operating unit during the year ended December 31, 2013. At December 31, 2013, there was no remaining carrying value of the core deposit intangible related to the Legacy Bank merger. At December 31, 2013 and December 31, 2013, there was $62,000 and $249,000, respectively, in remaining carrying value of core deposit intangible related to the Taft branch acquisitions completed in April, 2004.

20. Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares – (parent only)
Balance Sheets - December 31, 2013 and 2012.
(In thousands)	2013	2012
Assets
Cash and equivalents	$66	$296
Investment in bank subsidiary	87,775	79,969
Other assets	2,298	562
Total assets	90,139	80,827
Liabilities & Shareholders' Equity
Liabilities:
Junior subordinated debt securities (at fair value)	11,125	10,068
Deferred taxes	2,471	1,239
Other liabilities	—	79
Total liabilities	13,596	11,386
Shareholders' Equity:
Common stock, no par value 20,000,000 shares authorized, 14,799,888 and 14,217,303 issued and outstanding, in 2013 and 2012	45,778	43,173
Retained earnings	30,884	26,179
Accumulated other comprehensive (loss) income	(119)	89
Total shareholders' equity	76,543	69,441
Total liabilities and shareholders' equity	$90,139	$80,827

United Security Bancshares – (parent only)	Year ended December 31,
Income Statements
(In thousands)	2013	2012
Income
Loss on fair value option of financial assets	$(776)	$(774)
Total (loss) income	(776)	(774)
Expense
Interest expense	281	270
Other expense	159	201
Total expense	440	471
(Loss) Income before taxes and equity in undistributed income of subsidiary	(1,216)	(1,245)
Income tax benefit	(500)	(512)
Undistributed income of subsidiary	7,985	6,802
Net Income	$7,269	$6,069

United Security Bancshares – (parent only)	Year ended December 31,
Statement of Cash Flows
(In thousands)	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$7,269	$6,069
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Equity in undistributed income of subsidiary	(7,985)	(6,802)
Deferred taxes	1,232	(376)
Write-down of other investments	—	68
Loss on fair value option of financial liability	776	774
Increase in income tax receivable	(1,732)	—
Net change in other assets/liabilities	198	243
Net cash (used in) operating activities	(242)	(24)
Cash Flows From Investing Activities
Investment in bank stock	—	9
Net cash provided by investing activities	—	9
Cash Flows From Financing Activities
Proceeds from exercise of stock options	12	—
Proceeds from sale investment in bank stock	—	295
Net cash provided by financing activities	12	295
Net increase (decrease) in cash and cash equivalents	(230)	280
Cash and cash equivalents at beginning of year	296	16
Cash and cash equivalents at end of year	$66	$296
Supplemental cash flow disclosures
Non-cash financing activities:
Dividends declared not paid	$—	$—

21. Subsequent Events

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

Item 9A. Controls and Procedures

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in the Securities and Exchange Act Rule 13(a)-15(e). Based on that evaluation and the remediation of the material weaknesses in the Company’s internal control over financial reporting above under the caption “Management’s Report on Internal Control Over Financial Reporting” in Item 8 of this report ,” the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at December 31, 2013 to ensure that information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the Company’s Consolidated Financial Statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in this report.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting that occurred during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

  None

PART III

Item 10 – Directors, Executive Officers, and Corporate Governance

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Election of Directors and Executive Officers" and “Corporate Governance Principles and Board Matters” set forth in the Company's definitive Proxy Statement for its 2014 Annual Meeting of Shareholders ("Proxy Statement").

Item 11 - Executive Compensation

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Executive Compensation" and “Director Compensation” set forth in the Company's definitive Proxy Statement for its 2014 Annual Meeting of Shareholders ("Proxy Statement").

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Shareholdings of Certain Beneficial Owners and Management" set forth in the Company's definitive Proxy Statement for its 2014 Annual Meeting of Shareholders ("Proxy Statement").

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Certain Transactions" and “Corporate Governance Principles” set forth in the Company's definitive Proxy Statement for its 2014 Annual Meeting of Shareholders ("Proxy Statement").

Item 14 - Principal Accounting Fees and Services

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Independent Accountant Fees and Services" set forth in the Company's definitive Proxy Statement for its 2014 Annual Meeting of Shareholders ("Proxy Statement").

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

(c)           Financial statement schedules filed:

See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the year ended December 31, 2013 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 21st day of March 2014.

United Security Bancshares

March 21, 2014	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

March 21, 2014	/S/ Richard B. Shupe
Richard B. Shupe
Senior Vice President and Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	March 21, 2014	/s/ Robert G. Bitter
Director

Date:	March 21, 2014	/s/ Stanley J. Cavalla
Director

Date:	March 21, 2014	/s/ Tom Ellithorpe
Director

Date:	March 21, 2014	/s/ R. Todd Henry
Director

Date:	March 21, 2014	/s/ Ronnie D. Miller
Director

Date:	March 21, 2014	/s/ Robert M. Mochizuki
Director

Date:	March 21, 2014	/s/ Walter Reinhard
Director

Date:	March 21, 2014	/s/ John Terzian
Director

Date:	March 21, 2014	/s/ Mike Woolf
Director