Form 10-Q
period 2014-03-31
UNITED SECURITY BANCSHARES
filed 2014-05-09
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of April 30, 2014: 14,947,834

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
March 31, 2014 and December 31, 2013

(in thousands except shares)	March 31, 2014	December 31, 2013
Assets
Cash and due from banks	$20,149	$20,193
Cash and due from Federal Reserve Bank	116,458	115,019
Cash and cash equivalents	136,607	135,212
Interest-bearing deposits in other banks	1,516	1,515
Investment securities available for sale (at fair value)	52,741	43,616
Loans and leases	411,945	395,317
Unearned fees and unamortized loan origination costs	(522)	(304)
Allowance for credit losses	(11,084)	(10,988)
Net loans and leases	400,339	384,025
Accrued interest receivable	1,591	1,644
Premises and equipment – net	12,007	12,122
Other real estate owned	14,462	13,946
Intangible assets	16	62
Goodwill	4,488	4,488
Cash surrender value of life insurance	17,330	17,203
Investment in limited partnerships	4,531	4,534
Deferred income taxes - net	11,786	11,630
Other assets	5,495	5,932
Total assets	$662,909	$635,929

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$236,502	$214,317
Interest bearing	331,780	328,172
Total deposits	568,282	542,489

Accrued interest payable	42	44
Accounts payable and other liabilities	5,613	5,728
Junior subordinated debentures (at fair value)	11,532	11,125
Total liabilities	585,469	559,386

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized,14,947,834 issued and outstanding at March 31, 2014, and 14,799,888 at December 31, 2013	46,640	45,778
Retained earnings	30,939	30,884
Accumulated other comprehensive loss	(139)	(119)
Total shareholders' equity	77,440	76,543
Total liabilities and shareholders' equity	$662,909	$635,929

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In thousands except shares and EPS)	2014	2013
Interest Income:
Loans, including fees	$5,475	$5,466
Investment securities – AFS – taxable	228	198
Interest on deposits in FRB	83	65
Interest on deposits in other banks	2	2
Total interest income	5,788	5,731
Interest Expense:
Interest on deposits	262	411
Interest on other borrowings	61	60
Total interest expense	323	471
Net Interest Income Before Provision for Credit Losses	5,465	5,260
Recovery of Provision for Credit Losses	(47)	(9)
Net Interest Income	5,512	5,269
Noninterest Income:
Customer service fees	794	779
Increase in cash surrender value of bank-owned life insurance	127	137
Loss on fair value of financial liability	(345)	(557)
Other	141	160
Total noninterest income	717	519
Noninterest Expense:
Salaries and employee benefits	2,526	2,361
Occupancy expense	873	905
Data processing	41	60
Professional fees	180	445
Regulatory assessments	233	359
Director fees	56	58
Amortization of intangibles	47	47
Correspondent bank service charges	29	76
Loss on California tax credit partnership	23	33
Net cost (gain) on operation and sale of OREO	281	(882)
Other	506	611
Total noninterest expense	4,795	4,073
Income Before Provision for Taxes	1,434	1,715
Provision for Taxes on Income	526	640
Net Income	$908	$1,075

Net Income per common share
Basic	$0.06	$0.07
Diluted	$0.06	$0.07
Shares on which net income per common shares were based
Basic	14,947,834	14,942,421
Diluted	14,954,938	14,944,408

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net Income	$908	$1,075

Unrealized holdings gains (losses) on securities	(49)	(110)
Unrealized gains on unrecognized post retirement costs	16	19
Other comprehensive loss, before tax	(33)	(91)
Tax benefit related to securities	19	44
Tax expense related to unrecognized post retirement costs	(6)	(8)
Total other comprehensive loss	(20)	(55)
Comprehensive income	$888	$1,020

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance December 31, 2012	14,217,303	$43,173	$26,179	$89	$69,441

Other comprehensive loss				(55)	(55)
Common stock dividends	142,157	619	(619)		0
Stock-based compensation expense		4			4
Net Income			1,075		1,075
Balance March 31, 2013	14,359,460	$43,796	$26,635	$34	$70,465

Other comprehensive loss				(153)	(153)
Common stock dividends	435,226	1,945	(1,945)
Common stock issuance	5,202	12			12
Stock-based compensation expense		25			25
Net Income			6,194		6,194
Balance December 31, 2013	14,799,888	$45,778	$30,884	$(119)	$76,543

Other comprehensive loss				(20)	(20)
Common stock dividends	147,946	853	(853)		0
Stock options exercised	—	—			—
Stock-based compensation expense		9			9
Net Income			908		908
Balance March 31, 2014	14,947,834	$46,640	$30,939	$(139)	$77,440

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Cash Flows From Operating Activities:
Net Income	$908	$1,075
Adjustments to reconcile net income:to cash provided by operating activities:
Benefit for credit losses	(47)	(9)
Depreciation and amortization	329	226
Amortization of investment securities	47	8
Accretion of investment securities	(9)	(18)
Decrease in accrued interest receivable	53	89
Decrease in accrued interest payable	2	6
Decrease in accounts payable and accrued liabilities	(35)	(431)
Increase (decrease) in unearned fees	218	(37)
Increase (decrease) in income taxes payable	666	(837)
Stock-based compensation expense	9	4
(Benefits) provision for deferred income taxes	(142)	229
Gain on sale of other real estate owned	—	(1,025)
Impairment loss on other real estate owned	—	118
Increase in surrender value of life insurance	(127)	(128)
Loss on fair value option of financial liabilities	345	557
Loss on tax credit limited partnership interest	23	33
Amortization of CDI	47	47
Net decrease in other assets	(186)	(11)
Net cash provided by (used in) operating activities	2,101	(104)

Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	(1)	(2)
Redemption of correspondent bank stock	—	242
Purchases of available-for-sale securities	(10,192)	—
Maturities and calls of available-for-sale securities	—	3,855
Principal payments of available-for-sale securities	980	—
Net (increase) decrease in loans	(17,001)	931
Cash proceeds from sales of other real estate owned	—	3,318
Investment in limited partnership	(70)	—
Capital expenditures (sales) of premises and equipment	(215)	51
Net cash (used in) provided by investing activities	(26,499)	8,395

Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits and savings accounts	23,923	(10,600)
Net increase (decrease) in certificates of deposit	1,870	(2,868)
Net cash provided by (used in) financing activities	25,793	(13,468)

Net increase (decrease) in cash and cash equivalents	1,395	(5,177)
Cash and cash equivalents at beginning of period	135,212	141,627
Cash and cash equivalents at end of period	$136,607	$136,450

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

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its 2013 Annual Report on Form 10-K. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

Recently Issued Accounting Standards:

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-01 Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides "guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit." It allows the proportional amortization method to be used by a reporting entity if certain conditions are met. The ASU also defines when a qualified affordable housing project through a limited liability entity should be tested for impairment. If a qualified affordable housing project does not meet the conditions for using the proportional amortization method, the investment should be accounted for using an equity method investment or a cost method investment. The ASU is effective for fiscal years beginning after December 15, 2014, and interim periods therein.

In November 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04 Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in the ASU clarify when an in substance repossession or foreclosure occurs - that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15 2014.

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

2.	Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of March 31, 2014 and December 31, 2013:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
March 31, 2014
Securities available for sale:
U.S. Government agencies	$13,677	$422	$—	$14,099
U.S. Government collateralized mortgage obligations	34,586	403	(106)	34,883
Mutual Funds	4,000	—	(241)	3,759
Total securities available for sale	$52,263	$825	$(347)	$52,741

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2013
Securities available for sale:
U.S. Government agencies	$14,060	$441	$—	$14,501
U.S. Government collateralized mortgage obligations	25,029	434	(78)	25,385
Mutual Funds	4,000	—	(270)	3,730
Total securities available for sale	$43,089	$875	$(348)	$43,616

The amortized cost and fair value of securities available for sale at March 31, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns. Mutual funds are included in the "due in one year or less" category below.

	March 31, 2014
	Amortized Cost	Fair Value (Carrying Amount)
(In thousands)
Due in one year or less	$4,000	$3,759
Due after one year through five years	58	62
Due after five years through ten years	—	—
Due after ten years	13,619	14,037
Collateralized mortgage obligations	34,586	34,883
	$52,263	$52,741

There were no realized gains or losses on sale of available-for-sale securities for the three month periods ended March 31, 2014 and March 31, 2013. There were no other-than-temporary impairment losses for the three month periods ended March 31, 2014 and March 31, 2013.

At March 31, 2014 available-for-sale securities with an amortized cost of approximately $23,180,000 (fair value of $23,967,000) were pledged as collateral for FHLB borrowings and public funds balances.

The Company had no held-to-maturity or trading securities at March 31, 2014 or December 31, 2013.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities:

(In thousands)	Less than 12 Months		12 Months or More		Total
March 31, 2014	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
U.S. Government agency collateral mortgage obligations	16,037	(106)	—	—	16,037	(106)
Mutual Funds	—	—	3,759	(241)	3,759	(241)
Total impaired securities	$16,037	$(106)	$3,759	$(241)	$19,796	$(347)

December 31, 2013
Securities available for sale:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
U.S. Government agency collateral mortgage obligations	11,069	(78)	—	—	11,069	(78)
Mutual Funds	—	—	3,730	(270)	3,730	(270)
Total impaired securities	$11,069	$(78)	$3,730	$(270)	$14,799	$(348)

Temporarily impaired securities at March 31, 2014, were comprised of seven U.S. Government sponsored entities & agencies collateralized by mortgage obligations and one mutual fund.

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

Other-than-temporary-impairment occurs when the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-

period credit loss, the other-than-temporary-impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary-impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary-impairment related to the credit loss is recognized in earnings, and is determined based on the difference between the present value of cash flows expected to be collected and the current amortized cost of the security. The amount of the total other-than-temporary-impairment related to other factors shall be recognized in other comprehensive (loss) income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary-impairment recognized in earnings shall become the new amortized cost basis of the investment.

At March 31, 2014, the decline in market value of the impaired securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

3.	Loans and Leases

Loans are comprised of the following:

(In thousands)	March 31, 2014	December 31, 2013
Commercial and business loans	$63,896	$68,460
Government program loans	1,896	2,226
Total commercial and industrial	65,792	70,686
Real estate – mortgage:
Commercial real estate	160,164	143,919
Residential mortgages	49,167	52,036
Home Improvement and Home Equity loans	1,336	1,410
Total real estate mortgage	210,667	197,365
RE construction and development	101,967	87,004
Agricultural	24,337	30,932
Installment	9,182	9,330
Total Loans	$411,945	$395,317

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 16.0% of total loans at March 31, 2014 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 51.1% of total loans at March 31, 2014, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower.

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

Real estate construction and development loans, representing 24.8% of total loans at March 31, 2014, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 5.9% of total loans at March 31, 2014 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans represent 2.2% of total loans at March 31, 2014 and generally consist of loans to individuals for household, family and other personal expenditures such as credit cards, automobiles or other consumer items.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At March 31, 2014 and December 31, 2013, these financial instruments include commitments to extend credit of $81,555,000 and $63,271,000, respectively, and standby letters of credit of $1,637,000 and $2,001,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at March 31, 2014 (in thousands):

March 31, 2014	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$590	$260	$144	$994	$62,902	$63,896	$—
Government Program Loans	—	—	—	—	1,896	1,896	—
Total Commercial and Industrial	590	260	144	994	64,798	65,792	—
Commercial Real Estate Loans	859	—	6,077	6,936	153,228	160,164	—
Residential Mortgages	250	—	343	593	48,574	49,167	—
Home Improvement and Home Equity Loans	—	—	—	—	1,336	1,336	—
Total Real Estate Mortgage	1,109	—	6,420	7,529	203,138	210,667	—

RE Construction and Development Loans	—	—	247	247	101,720	101,967	—
Agricultural Loans	—	—	—	—	24,337	24,337	—
Consumer Loans	34	—	—	34	8,891	8,925	—
Overdraft protection Lines	—	—	—	—	88	88	—
Overdrafts	—	—	—	—	169	169	—
Total Installment/other	34	—	—	34	9,148	9,182	—
Total Loans	$1,733	$260	$6,811	$8,804	$403,141	$411,945	$—

The following is a summary of delinquent loans at December 31, 2013 (in thousands):

December 31, 2013	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$94	$—	$94	$68,366	$68,460	$—
Government Program Loans	—	—	—	—	2,226	2,226	—
Total Commercial and Industrial	—	94	—	94	70,592	70,686	—
Commercial Real Estate Loans	1,991	—	6,866	8,857	135,062	143,919	—
Residential Mortgages	—	614	359	973	51,063	52,036	—
Home Improvement and Home Equity Loans	96	—	—	96	1,314	1,410	—
Total Real Estate Mortgage	2,087	614	7,225	9,926	187,439	197,365	—
RE Construction and Development Loans	—	—	220	220	86,784	87,004	—
Agricultural Loans	—	—	—	—	30,932	30,932	—
Consumer Loans	—	—	—	—	9,086	9,086	—
Overdraft protection Lines	—	—	—	—	87	87	—
Overdrafts	—	—	—	—	157	157	—
Total Installment	—	—	—	—	9,330	9,330	—
Total Loans	$2,087	$708	$7,445	$10,240	$385,077	$395,317	$—

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

Nonaccrual loans totaled $10,507,000 and $12,341,000 at March 31, 2014 and December 31, 2013, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at March 31, 2014 or December 31, 2013.

The following is a summary of nonaccrual loan balances at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Commercial and Business Loans	$144	$—
Government Program Loans	—	—
Total Commercial and Industrial	144	—

Commercial Real Estate Loans	8,558	10,188
Residential Mortgages	1,558	1,685
Home Improvement and Home Equity Loans	—	—
Total Real Estate Mortgage	10,116	11,873

RE Construction and Development Loans	247	468
Agricultural Loans	—	—

Consumer Loans	—	—
Overdraft protection Lines	—	—
Overdrafts	—	—
Total Installment	—	—
Total Loans	$10,507	$12,341

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

The following is a summary of impaired loans at, and for the three months ended March 31, 2014 (in thousands).

March 31, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized
Commercial and Business Loans	$804	$541	$265	$806	$48	$742	$11
Government Program Loans	—	—	—	—	—	—	—
Total Commercial and Industrial	804	541	265	806	48	742	11

Commercial Real Estate Loans	8,558	7,113	1,445	8,558	432	9,374	80
Residential Mortgages	4,912	1,666	3,260	4,926	217	5,155	52
Home Improvement and Home Equity Loans	—	—	—	—	—	—	—
Total Real Estate Mortgage	13,470	8,779	4,705	13,484	649	14,529	132

RE Construction and Development Loans	884	890	—	890	—	1,340	9
Agricultural Loans	41	42	—	42	—	44	2

Consumer Loans	47	47	—	47	—	47	1
Overdraft protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	47	47	—	47	—	47	1
Total Impaired Loans	$15,246	$10,299	$4,970	$15,269	$697	$16,702	$155

(1) The recorded investment in loans includes accrued interest receivable of $23,000.

The following is a summary of impaired loans at, and for the year ended, December 31, 2013 (in thousands).

December 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized
Commercial and Business Loans	$675	$275	$402	$677	$9	$831	$52
Government Program Loans	—	—	—	—	—	35	—
Total Commercial and Industrial	675	275	402	677	9	866	52

Commercial Real Estate Loans	10,188	8,721	1,468	10,189	415	10,671	232
Residential Mortgages	5,375	1,794	3,590	5,384	338	6,139	211
Home Improvement and Home Equity Loans	—	—	—	—	—	13	—
Total Real Estate Mortgage	15,563	10,515	5,058	15,573	753	16,823	443

RE Construction and Development Loans	1,772	1,789	—	1,789	—	2,266	60
Agricultural Loans	44	45	—	45	—	84	10

Consumer Loans	48	48	—	48	—	72	4
Overdraft protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	48	48	—	48	—	72	4
Total Impaired Loans	$18,102	$12,672	$5,460	$18,132	$762	$20,111	$569

(1) The recorded investment in loans includes accrued interest receivable of $45,000.

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructurings for which the loan is performing under the current contractual terms for a reasonable period of time, income is recognized under the accrual method.

The average recorded investment in impaired loans for the three months ended March 31, 2014 and 2013 was $16,702,000 and $20,984,000, respectively. Interest income recognized on impaired loans for the three months ended March 31, 2014 and 2013 was approximately $155,000 and $96,000, respectively.

Troubled Debt Restructurings

In certain circumstances, when the Company grants a concession to a borrower as part of a loan restructuring, the restructuring is accounted for as a troubled debt restructuring (TDR). TDRs are reported as a component of impaired loans.

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

The following tables illustrates TDR activity for the periods indicated:

Three Months Ended March 31, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	—	$—	$—	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	2	217
Home Improvement and Home Equity Loans	—	—	—	—	—
RE Construction and Development Loans	—	—	—	2	394
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Total Loans	—	$—	$—	4	$611

Three Months Ended March 31, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	—	$—	$—	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	1	106
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
RE Construction and Development Loans	11	729	729	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Total Loans	11	$729	$729	1	$106

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At March 31, 2014, the Company had 29 restructured loans totaling $7,891,000 as compared to 35 restructured loans totaling $9,059,000 at December 31, 2013.

The following tables summarize TDR activity by loan category for the three months ended March 31, 2014 and March 31, 2013.

Three Months Ended March 31, 2014	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$675	$1,468	$5,273	$—	$1,551	$44	$48	$9,059

Defaults	—	—	(217)	—	(394)	—	—	(611)
Additions	—	—	—	—	—	—	—	—

Principal reductions	(15)	(23)	(243)	—	(272)	(3)	(1)	(557)

Ending balance	$660	$1,445	$4,813	$—	$885	$41	$47	$7,891

Allowance for loan loss	$48	$432	$217	$—	$—	$—	$—	$697

Three Months Ended March 31, 2013	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$990	$5,395	$7,289	$10	$2,860	$191	$38	$16,773

Defaults	—	(106)	—	—	—	—	—	(106)
Additions	—	—	—	—	729	—	—	729

Principal reductions	(113)	(1,031)	(388)	(1)	(928)	(1)	—	(2,462)

Ending balance	$877	$4,258	$6,901	$9	$2,661	$190	$38	$14,934

Allowance for loan loss	$25	$411	$171	$—	$6	$—	$—	$613

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

The Company did not carry any loans graded as loss at March 31, 2014 or December 31, 2013.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for March 31, 2014 and December 31, 2013:

	Commercial and Industrial	Commercial RE	RE Construction and Development	Agricultural	Total
March 31, 2014
(000's)
Grades 1 and 2	$355	$—	$—	$—	$355
Grade 3	3,015	5,250	806	—	9,071
Grades 4 and 5 – pass	60,697	144,465	81,387	24,337	310,886
Grade 6 – special mention	342	—	—	—	342
Grade 7 – substandard	1,383	10,449	19,774	—	31,606
Grade 8 – doubtful	—	—	—	—	—
Total	$65,792	$160,164	$101,967	$24,337	$352,260

	Commercial and Industrial	Commercial RE	RE Construction and Development	Agricultural	Total
December 31, 2013
(000's)
Grades 1 and 2	$355	$—	$—	$70	$425
Grade 3	44	5,287	816	—	6,147
Grades 4 and 5 – pass	69,070	127,189	66,048	30,862	293,169
Grade 6 – special mention	590	—	—	—	590
Grade 7 – substandard	627	11,443	20,140	—	32,210
Grade 8 – doubtful	—	—	—	—	—
Total	$70,686	$143,919	$87,004	$30,932	$332,541

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
	Residential Mortgages	Home Improvement and Home Equity	Installment	Total	Residential Mortgages	Home Improvement and Home Equity	Installment	Total
(000's)
Not graded	$27,917	$1,304	$7,921	$37,142	$29,063	$1,378	$7,862	$38,303
Pass	18,051	—	631	18,682	19,320	—	1,468	20,788
Special Mention	1,197	32	—	1,229	1,204	32	—	1,236
Substandard	2,002	—	630	2,632	2,449	—	—	2,449
Total	$49,167	$1,336	$9,182	$59,685	$52,036	$1,410	$9,330	$62,776

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

The following summarizes the activity in the allowance for credit losses by loan category for the three months ended March 31, 2014 and 2013.

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
March 31, 2014
Beginning balance	$2,340	$1,862	$5,533	$583	$275	$—	$395	$10,988
Provision for credit losses	(825)	(150)	1,080	(174)	18	(46)	50	(47)

Charge-offs	(3)	(74)	(60)	—	(5)	—	—	(142)
Recoveries	116	6	92	3	22	46	—	285
Net recoveries	113	(68)	32	3	17	46	—	143

Ending balance	$1,628	$1,644	$6,645	$412	$310	$—	$445	$11,084
Period-end amount allocated to:
Loans individually evaluated for impairment	48	649	—	—	—	—	—	697
Loans collectively evaluated for impairment	1,580	995	6,645	412	310	—	445	10,387
Ending balance	$1,628	$1,644	$6,645	$412	$310	$—	$445	$11,084

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
March 31, 2013
Beginning balance	$1,614	$1,292	$2,814	$352	$288	$1	$5,423	$11,784
Provision for credit losses	122	31	(1,009)	(74)	(62)	(1)	984	(9)

Charge-offs	(290)	(123)	—	—	(3)	—	—	(416)
Recoveries	16	1	—	—	27	—	—	44
Net charge-offs	(274)	(122)	—	—	24	—	—	(372)

Ending balance	$1,462	$1,201	$1,805	$278	$250	$0	$6,407	$11,403
Period-end amount allocated to:
Loans individually evaluated for impairment	28	582	—	—	—	—	—	610
Loans collectively evaluated for impairment	1,434	619	1,805	278	250	0	6,407	10,793
Ending balance	$1,462	$1,201	$1,805	$278	$250	$0	$6,407	$11,403

The following summarizes information with respect to the loan balances at March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(000's)
Commercial and Business Loans	$806	$63,090	$63,896	$677	$67,783	$68,460
Government Program Loans	—	1,896	1,896	—	2,226	2,226
Total Commercial and Industrial	806	64,986	65,792	677	70,009	70,686

Commercial Real Estate Loans	8,558	151,606	160,164	10,189	133,730	143,919
Residential Mortgage Loans	4,926	44,241	49,167	5,384	46,652	52,036
Home Improvement and Home Equity Loans	—	1,336	1,336	—	1,410	1,410
Total Real Estate Mortgage	13,484	197,183	210,667	15,573	181,792	197,365

RE Construction and Development Loans	890	101,077	101,967	1,789	85,215	87,004

Agricultural Loans	42	24,295	24,337	45	30,887	30,932

Installment Loans	47	9,135	9,182	48	9,282	9,330

Total Loans	$15,269	$396,676	$411,945	$18,132	$377,185	$395,317

4.	Deposits

Deposits include the following:

(In thousands)	March 31, 2014	December 31, 2013
Noninterest-bearing deposits	$236,502	$214,317
Interest-bearing deposits:
NOW and money market accounts	198,680	198,928
Savings accounts	47,744	45,758
Time deposits:
Under $100,000	28,241	28,825
$100,000 and over	57,115	54,661
Total interest-bearing deposits	331,780	328,172
Total deposits	$568,282	$542,489

Total brokered deposits included in time deposits above	$13,656	$11,500

5.	Short-term Borrowings/Other Borrowings

At  March 31, 2014, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $267,645,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $6,737,000. At March 31, 2014, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. There are currently no restrictions on these lines of credit, although under the current Written Agreement with the Federal Reserve, the Bank’s liquidity position as well as its use of borrowing lines is monitored closely. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of March 31, 2014, $7,088,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $350,266,000 in real estate secured loans were pledged at March 31, 2014, as collateral for borrowing lines with the Federal Reserve Bank totaling $267,645,000. At March 31, 2014, the Company had no outstanding borrowings.

At December 31, 2013, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $254,761,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $7,094,000. At December 31, 2013, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2013, $7,468,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $334,299,000 in real estate-secured loans were pledged at December 31, 2013, as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $217,841,000. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At December 31, 2013, the Company had no outstanding borrowings.

6.	Supplemental Cash Flow Disclosures

	Three Months Ended March 31,
(In thousands)	2014	2013
Cash paid during the period for:
Interest	$264	$465
Income taxes	$—	$—
Noncash investing activities:
Loans transferred to foreclosed assets	$516	$437
OREO financed	$—	$—

7.	Common Stock Dividend

On March 25, 2014, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of April 11, 2014, 147,946 additional shares were issued to shareholders on April 23, 2014. Because the stock dividend was considered a “small stock dividend,” approximately $853,000 was transferred from retained earnings to common stock based upon the $5.71 closing price of the Company’s common stock on the declaration date of March 25, 2014. There were no fractional shares paid. Except for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

8.	Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended March 31,
	2014	2013
Net income available to common shareholders (in thousands)	$908	$1,075

Weighted average shares issued	14,947,834	14,942,421
Add: dilutive effect of stock options	7,104	1,987
Weighted average shares outstanding adjusted for potential dilution	14,954,938	14,944,408

Basic earnings per share	$0.06	$0.07
Diluted earnings per share	$0.06	$0.07
Anti-dilutive stock options excluded from earnings per share calculation	161,000	169,000

9.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At March 31, 2014 and December 31, 2013, the Company had no recorded valuation allowance.

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. During 2010, the Company amended its federal tax returns for the year 2004 through 2009 to utilize the five-year NOL carry-back provisions allowed by the IRS for 2009. These amended tax returns were audited by the IRS and the examination was finalized during the first quarter of 2013 and the settlement did not have a material impact on the Company’s financial statements. The Company is no longer subject to examination by taxing authorities for years ending before 2010 for federal purposes and 2003 for California purposes. The Company's policy is to recognize any interest or penalties related to uncertain tax position in income tax expense.

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

The fair value guidance generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Effective January 1, 2008, the Company elected the fair value option for its junior subordinated debt issued under USB Capital Trust II. The rate paid on the junior subordinated debt issued under USB Capital Trust II is 3-month LIBOR plus 1.29, and is adjusted quarterly.

At March 31, 2014 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument, adjusted for deferrals of interest payments per the Company’s election at September 30, 2009. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 7.58% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions.

The fair value calculation performed at March 31, 2014 resulted in a pretax loss adjustment of $345,000 ($203,000, net of tax) for the three months ended March 31, 2014, compared to a pretax loss adjustment of $557,000 ($328,000, net of tax) for the three months ended March 31, 2013.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

March 31, 2014
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$136,607	$136,607	$136,607	$—	$—
Interest-bearing deposits	1,516	1,516	—	1,516	—
Investment securities	52,741	52,741	10,781	41,960	—
Loans	400,339	398,273	—	—	398,273
Accrued interest receivable	1,591	1,591	—	1,591	—
Financial Liabilities:
Deposits:
Noninterest-bearing	236,502	236,502	236,502	—	—
NOW and money market	198,680	198,680	198,680	—	—
Savings	47,744	47,744	47,744	—	—
Time Deposits	85,356	86,470	—	—	86,470
Total Deposits	568,282	569,396	482,926		86,470
Junior Subordinated Debt	11,532	11,532	—	—	11,532
Accrued interest payable	42	42	—	42	—

December 31, 2013
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$135,212	$135,212	$135,212	$—	$—
Interest-bearing deposits	1,515	1,515	—	1,515	—
Investment securities	43,616	43,616	10,746	32,870	—
Loans	384,025	380,615	—	—	380,615
Accrued interest receivable	1,644	1,644	—	1,644	—
Financial Liabilities:
Deposits:
Noninterest-bearing	214,317	214,317	214,317	—	—
NOW and money market	198,928	198,928	198,928	—	—
Savings	45,758	45,758	45,758	—	—
Time Deposits	83,486	83,362	—	—	83,362
Total Deposits	542,489	542,365	459,003	—	83,362
Junior Subordinated Debt	11,125	11,125	—	—	11,125
Accrued interest payable	44	44	—	44	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain investments securities, certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no significant transfers in or out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2014.

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

Deposits – In accordance with authoritative accounting guidance, fair values for transaction and savings accounts are equal to the respective amounts payable on demand (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed under authoritative accounting guidance. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a discounted cash flows model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company used characteristics that market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. Cash flows are discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of theses inputs, due primarily to the current economic environment, require the junior subordinated debt to be classified as a Level 3 fair value.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-Balance Sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at March 31, 2014 and December 31, 2013.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheet and results of operations.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2014 and 2013:

March 31, 2014				March 31, 2013
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Discount Rate	7.58%	Junior Subordinated Debt	Discounted cash flow	Discount Rate	7.06%

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of March 31, 2014 (in 000’s):

Description of Assets	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$14,099	$—	$14,099	$—
U.S. Government collateralized mortgage obligations	34,883	7,022	27,861	—
Mutual Funds	3,759	3,759	—	—
Total AFS securities	$52,741	$10,781	$41,960	$—
Impaired loans (1):
Commercial and industrial	—	—	—	—
Real estate mortgage	602	—	—	602
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	$602	$—	$—	$602
Other real estate owned (1)	—	—	—	—
Total	$53,343	$10,781	$41,960	$602

Description of Liabilities	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$11,532	—	—	$11,532
Total	$11,532	—	—	$11,532

(1)Nonrecurring
(2)Recurring

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2013 (in 000’s):

Description of Assets	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$14,500	$—	$14,500	$—
U.S. Government collateralized mortgage obligations	25,386	7,016	18,370	—
Mutual Funds	3,730	3,730	—	—
Total AFS securities	43,616	10,746	32,870	$—
Impaired Loans (1):
Commercial and industrial	—	—	—	—
Real estate mortgage	1,388	—	—	1,388
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	$1,388	$—	$—	$1,388
Other real estate owned (1)	3,889	—	—	3,889
Total	$48,893	$10,746	$32,870	$5,277

Description of Liabilities	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$11,125	$—	$—	$11,125
Total	$11,125	$—	$—	$11,125

(1)Nonrecurring
(2)Recurring

The Company recorded no impairment loss on other real estate owned during the three months ended March 31, 2014. There were no fair value impairment adjustments for the nonrecurring fair value measurements performed during the three months ended March 31, 2013.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2014 and 2013 (in 000’s):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$11,125	$10,068
Total losses (gains) included in earnings (or changes in net assets)	345	557
Capitalized interest	62	60
Ending balance	$11,532	$10,685
The amount of total losses (gains) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$345	$557

12.	Goodwill and Intangible Assets

At March 31, 2014 and December 31, 2013, the Company had goodwill, core deposit intangibles, and other identified intangible assets which were recorded in connection with various business combinations and purchases. The following table summarizes the carrying value of those assets at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Goodwill	$4,488	$4,488
Core deposit intangible assets	16	62
Total goodwill and intangible assets	$4,504	$4,550

Core deposit intangibles are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007 and totaled approximately $2.9 million at March 31, 2014. The Company completed a "Step 0" analysis for the Campbell reporting unit as of March 31, 2014, and a "Step 1" at March 31, 2013, with no goodwill impairment.

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

Core Deposit Intangibles: The core deposit intangible asset related to the Legacy Bank Merger, which totaled $3.0 million at the time of merger, was amortized over an estimated life of approximately seven years. At March 31, 2014, there was no remaining carrying value of the core deposit intangible related to the Legacy Bank merger. The Company recognized no amortization expense related to the Legacy operating unit during the three months ended March 31, 2014. The Company recognized $12,000 in amortization expense related to the Legacy operating unit during the three months ended March 31, 2013. At March 31, 2014, there was $16,000 in remaining carrying value of core deposit intangible related to the Taft branch acquisitions completed in April 2004.

 The Company did not record an impairment loss for the three months ended March 31, 2014 or March 31, 2013.

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

Item 2  - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) competitive pressures in the banking industry and changes in the regulatory environment; ii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; iv) credit quality deterioration that could cause an increase in the provision for loan losses; v) Asset/Liability matching risks and liquidity risks; volatility and devaluation in the securities markets, vi) failure to comply with the regulatory agreements under which the Company is subject, vii) expected cost savings from recent acquisitions are not realized, and, viii) potential impairment of goodwill and other intangible assets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact the results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth. Net interest income before provision for credit losses has increased between the three months ended March 31, 2014 and 2013, totaling $5,465,000 for the three months ended March 31, 2014 as compared to $5,260,000 for the three months ended March 31, 2013. The increase in net interest income between 2013 and 2014 was primarily the result of a shift in the mix as well as a decrease in the Company’s cost of funding between the two periods which outweighed the decline in the yield on interest-earning assets.

Average interest-earning assets increased approximately $40,878,000 between the three months ended March 31, 2014 and 2013. Components of the $40,878,000 increase in average earning assets between 2013 and 2014 included an increase of $1,216,000 in loans, a $13,986,000 increase in investment securities and an increase of $25,669,000 in overnight funds sold to the Federal Reserve Bank. During the past year, the Company’s cost of interest-bearing liabilities have continued to decline, with the average cost of interest-bearing liabilities dropping from 0.54% during the three months ended March 31, 2013, to 0.38% during the three months ended March 31, 2014.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 3/31/14	YTD Average 12/31/13	YTD Average 3/31/13
Loans and Leases	67.87%	70.75%	72.76%
Investment securities available for sale	7.69%	5.45%	5.69%
Interest-bearing deposits in other banks	0.26%	0.27%	0.28%
Interest-bearing deposits in FRB	24.18%	23.53%	21.27%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	17.10%	15.56%	15.03%
Money market accounts	41.44%	41.96%	41.87%
Savings accounts	13.75%	12.40%	12.30%
Time deposits	24.47%	27.00%	27.92%
Other borrowings	0.00%	0.00%	0.00%
Subordinated debentures	3.24%	3.08%	2.88%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

The residential real estate markets in the five county region from Merced to Kern showed signs of improvement since 2013 and those trends continued into the first quarter of 2014. The severe declines in residential construction and home prices that began in 2008 continue to show signs of easing and reversing direction. The sustained period of double-digit price declines from 2008 – 2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, a primary focus is reduction of nonperforming assets while providing customers options to work through this difficult economic period. Options include combinations of rate and term concessions, as well as forbearance agreements with borrowers. Median sales prices improved in the five county region from Merced to Kern between March 2013 to March 2014. Total nonperforming loans decreased during the three months ended March 31, 2014, totaling $15,246,000 at March 31, 2014 compared to $18,102,000 reported at December 31, 2013.

As a result of a modest improvement in the economy, the Company has experienced improvement in the loan portfolio between 2013 and 2014. During the three months ended March 31, 2014, the Company experienced increases in real estate construction development and real estate mortgage loans, but experienced decreases in commercial and industrial loans, compared to the same period ended March 31, 2013. Loans increased $16,628,000 between December 31, 2013 and March 31, 2014, and increased $13,637,000 between March 31, 2013 and March 31, 2014. Commercial and industrial loans decreased $4,894,000 between December 31, 2013 and March 31, 2014 and decreased $10,886,000 between March 31, 2013 and March 31, 2014. Real estate mortgage loans increased $13,302,000 between December 31, 2013 and March 31, 2014, and $12,979,000 between March 31, 2013 and March 31, 2014. Agricultural loans decreased $6,595,000 between December 31, 2013 and March 31, 2014 and decreased $6,628,000 between March 31, 2013 and March 31, 2014.  Commercial real estate loans (a component of real estate mortgage loans) have remained as a significant percentage of total loans over the past year, amounting to 38.88%, 36.41%, and 35.70%, of the total loan portfolio at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $49,167,000 or 11.94% of the portfolio at March 31, 2014, $52,036,000, or 13.16% of the portfolio at December 31, 2013, and $54,223,000 or 13.61% of the portfolio at March 31, 2013. Loan participations purchased have decreased from $32,000 or 0.01% of the portfolio at March 31, 2013, to $30,000 or 0.01% of the portfolio at December 31, 2013, and have increased to $824,000 or less than 0.20% of the portfolio at March 31, 2014. Loan participations sold decreased from $13,739,000 or 3.45% of the portfolio at March 31, 2013, to $9,786,000 or 2.5% of the portfolio at December 31, 2013, to $8,599,000, or 2.1%, at March 31, 2014.

Although market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped maintain adequate margins. The Company’s net interest margin decreased to 3.81% for the three months ended March 31, 2014, when compared to 3.94% for the three months ended March 31, 2013. The net interest margin has also been impacted by an increase in overnight investments with the Federal Reserve Bank, a low yielding asset. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. Loans yielded 5.62% during the three months ended March 31, 2014, as compared to 5.63% for the three months ended March 31, 2013.  The decrease in the Company’s cost of funds over the past year has mitigated the impact of declining yields on earning assets. The Company’s average cost of funds was 0.38% for the three months ended March 31, 2014 as compared to 0.54% for the three months ended March 31, 2013. Although the Company does not intend to increase its current level of brokered deposits, the levels of brokered deposits are expected to remain level at least in the short-term. The Company is currently only utilizing CDAR's reciprocal deposits as a concession to our customer. The $13,656,000 in brokered deposits at March 31, 2014 continues to provide the Company with a low-cost source of deposits. The Company will continue to utilize these funding sources when required to maintain prudent liquidity levels, while seeking to increase core deposits when possible.

Total noninterest income of $717,000 reported for the three months ended March 31, 2014 increased $198,000 or 38.15% as compared to the three months ended March 31, 2013. Noninterest income continues to be driven by customer service fees, which totaled $794,000 for the three months ended March 31, 2014. However, the increase in noninterest income between the three months ended March 31, 2014 and March 31, 2013, was primarily the result of a $212,000 decrease in loss on fair value of financial liability.

Noninterest expense increased approximately $722,000 or 17.73% between the three months ended March 31, 2013 and March 31, 2014. The increase experienced during the three months ended March 31, 2014, was primarily the result of an increase of $1,163,000 in the net operating cost on OREO.

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

The Company has not paid any cash dividends on its common stock since the second quarter of 2008 and does not expect to resume cash dividends on its common stock for the foreseeable future. Because the Company has elected to defer the quarterly payments of interest on its junior subordinated debentures issued in connection with the trust preferred securities as discussed above, the Company is prohibited under the subordinated debenture agreement from paying cash dividends on its common stock during the deferral period. In addition, pursuant to the Agreement entered into with the Federal Reserve Bank during March of 2010, the Company and the Bank are precluded from paying cash dividends without prior consent of the Federal Reserve Bank.  On March 25, 2014, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of April 11, 2014, an additional 147,946 shares were issued to shareholders.

For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the three months ended March 31, 2014. Total assets increased approximately $26,980,000 during the three months ended March 31, 2014, including an increase of $16,314,000 in net loans, an increase of $1,395,000 in cash and cash equivalents, and an increase of $9,125,000 in investment securities. Total deposits increased $25,793,000, including an increase of $22,185,000 in noninterest-bearing deposits, partially offset by decreases of$1,738,000 in savings and NOW and money market accounts, and $1,870,000 in time deposits during the three months ended March 31, 2014. Average loans comprised approximately 67.86% and 72.76% of overall average earning assets during the three months ended March 31, 2014 and March 31, 2013, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, remained high during the three months ended March 31, 2014, but decreased $2,340,000 from a balance of $32,048,000 at December 31, 2013 to a balance of $29,708,000 at March 31, 2014. Nonaccrual loans totaling $10,507,000 at March 31, 2014, decreased $1,834,000 from the balance of $12,341,000 reported at December 31, 2013. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $2,863,000 during the three months ended March 31, 2014 with a balance of $15,269,000 at March 31, 2014. Other real estate owned through foreclosure increased $516,000 between December 31, 2013 and March 31, 2014 as a result of two properties being added to OREO. As a result of the related events, nonperforming assets as a percentage of total assets decreased from 5.04% at December 31, 2013 to 4.48% at March 31, 2014.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for loan and lease losses and provision for credit losses for the periods shown.

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Benefit for credit losses during period	$(47)	$(1,098)	$(9)
Allowance as % of nonperforming loans	72.70%	60.70%	52.11%

Nonperforming loans as % total loans	3.70%	4.58%	5.49%
Restructured loans as % total loans	1.92%	2.29%	3.75%

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Restructured loans comprise 29 loans totaling $7,891,000 at March 31, 2014, compared to 35 loans totaling $9,059,000 at December 31, 2013.

The Company recorded a negative provision of $47,000 to the allowance for credit losses during the three months ended March 31, 2014 as compared to a negative provision of $9,000 for the three months ended March 31, 2013. Net loan and lease recoveries during the three months ended March 31, 2014 totaled $143,000 as compared to net charge-offs of $372,000 for the three months ended March 31, 2013. The Company charged-off, or had partial charge-offs on, approximately 5 loans during the three months ended March 31, 2014, as compared to 5 loans during the same period ended March 31, 2013, and 24 loans during the year ended December 31, 2013. The annualized percentage net recoveries to average loans were 0.15% and net charge-offs to average loans were 0.38% for the three months ended March 31, 2014 and 2013, respectively, as compared to net recoveries of 0.08% for the year ended December 31, 2013.

Deposits increased by $25,793,000 during the three months ended March 31, 2014, with increases experienced in non-interest bearing deposits, partially offset by an increase in interest bearing deposits. The Company continues to maintain a low reliance on brokered deposits and other wholesale funding sources, while maintaining sufficient liquidity. Brokered deposits have provided the Company a relatively inexpensive funding source over the past several years, compared to borrowing from FHLB or Federal Reserve Bank. Brokered deposits totaled $13,656,000 or 2.40% of total deposits at March 31, 2014, as compared to $11,500,000 or 2.12% of total deposits at December 31, 2013, and $16,663,000 or 3.03% of total deposits at March 31, 2013.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have remained low during the first three months of 2014. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.52% at March 31, 2014 as compared to 1.54% at December 31, 2013. Pursuant to fair value accounting guidance, the Company has recorded $345,000 in pretax fair value loss on its junior subordinated debt during the three months ended March 31, 2014, bringing the total cumulative gain recorded on the debt to $5,165,000 at March 31, 2014.

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

Results of Operations

On a year-to-date basis, the Company reported net income of $908,000 or $0.06 per share ($0.06 diluted) for the three months ended March 31, 2014, as compared to $1,075,000 or $0.07 per share ($0.07 diluted) for the same period in 2013.

The Company’s return on average assets was 0.55% for the three months ended March 31, 2014, as compared to 0.68% for the three months ended March 31, 2013. The Bank’s return on average equity was 4.77% for the three months ended March 31, 2014 as compared to 6.20% for the three months ended March 31, 2013.

Net Interest Income

Net interest income before provision for credit losses totaled $5,465,000 for the three months ended March 31, 2014, representing an increase of $205,000, or 3.90%, when compared to the $5,260,000 reported for the same period of the previous year.

The Company’s year-to-date net interest margin, as shown in Table 1, decreased to 3.81% at March 31, 2014 from 3.94% at March 31, 2013, a decrease of 13 basis points (100 basis points = 1%) between the two periods. While average market rates of interest have remained level between the three months ended March 31, 2014 and 2013 (the Prime rate averaged 3.25% during both periods), the decrease in the Company’s yield on loans and investment securities, as well as a change in the earning asset mix to lower earning assets, negatively impacted the net margin between the two periods.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended March 31, 2014 and 2013

		2014			2013
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans and leases (1)	$395,277	$5,475	5.62%	$394,061	$5,466	5.63%
Investment Securities – taxable	44,804	228	2.06%	30,818	198	2.61%
Interest-bearing deposits in other banks	1,515	2	0.54%	1,508	2	0.54%
Interest-bearing deposits in FRB	140,855	83	0.24%	115,186	65	0.23%
Total interest-earning assets	582,451	$5,788	4.03%	541,573	$5,731	4.29%
Allowance for credit losses	(11,015)			(11,758)
Noninterest-earning assets:
Cash and due from banks	20,570			23,012
Premises and equipment, net	12,088			12,177
Accrued interest receivable	1,300			1,317
Other real estate owned	13,979			23,364
Other assets	47,098			48,487
Total average assets	$666,471			$638,172
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$58,788	$15	0.10%	$52,684	$15	0.12%
Money market accounts	142,395	120	0.34%	146,787	211	0.58%
Savings accounts	47,273	21	0.18%	43,101	23	0.22%
Time deposits	84,099	106	0.51%	97,871	162	0.67%
Other borrowings	—	—	0.00%	—	—	0.00%
Junior subordinated debentures	11,151	61	2.22%	10,096	60	2.41%
Total interest-bearing liabilities	343,706	$323	0.38%	350,539	$471	0.54%
Noninterest-bearing liabilities:
Noninterest-bearing checking	238,030			211,476
Accrued interest payable	69			111
Other liabilities	7,377			5,799
Total Liabilities	589,182			567,925

Total shareholders' equity	77,289			70,247
Total average liabilities and shareholders' equity	$666,471			$638,172
Interest income as a percentage of average earning assets			4.03%			4.29%
Interest expense as a percentage of average earning assets			0.22%			0.35%
Net interest margin			3.81%			3.94%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $78,000 and $8,000 for the three months ended March 31, 2014 and 2013, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the three months ended March 31, 2014 compared to March 31, 2013
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$9	$(8)	$17
Investment securities available for sale	30	(47)	77
Interest-bearing deposits in other banks	—	—	—
Interest-bearing deposits in FRB	18	2	16
Total interest income	57	(53)	110
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(91)	(93)	2
Savings and money market accounts	(2)	(4)	2
Time deposits	(56)	(35)	(21)
Other borrowings	—	0	—
Subordinated debentures	1	(5)	6
Total interest expense	(148)	(137)	(11)
Increase (decrease) in net interest income	$205	$84	$121

For the three months ended March 31, 2014, total interest income increased approximately $57,000 or 0.99% as compared to the three months ended March 31, 2013. Earning asset volumes increased in investment securities available for sale, loans and leases, and interest-bearing deposits in other banks between the two periods with a large increase experienced in securities, which on average increased $13,986,000 between the two periods. The average rates on loans decreased 1 basis points between the two periods, and the average rate on investment securities decreased approximately 54 basis points during the three months ended March 31, 2014 as compared to the same period of 2013.

For the three months ended March 31, 2014, total interest expense decreased approximately $148,000, or 31.42% as compared to the three months ended March 31, 2013. Between those two periods, average interest-bearing liabilities decreased by $6,833,000, while the average rates paid on these liabilities decreased by 16 basis points.

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
For the three months ended March 31, 2014, the provision to the allowance for credit losses amounted to a benefit of $47,000 as compared to $9,000 for the three months ended March 31, 2013. The amount provided to the allowance for credit losses during the first quarter of 2014 brought the allowance to 2.69% of net outstanding loan balances at March 31, 2014, as compared to 2.78% of net outstanding loan balances at December 31, 2013, and 2.86% at March 31, 2013.

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2014 and 2013:

(In thousands)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Amount of Change	Percent Change
Customer service fees	$794	$779	$15	1.93%
Increase in cash surrender value of BOLI	127	137	(10)	(7.30)%
Loss on sale of securities	—	—	—	—%
Impairment loss on investment securities, other than-temporary loss	—	—	—	—%
Loss on fair value of financial liability	(345)	(557)	212	(38.06)%
Gain on sale of other investment	—	—	—	—%
Other	141	160	(19)	(11.88)%
Total noninterest income	$717	$519	$198	38.15%

Noninterest income for the three months ended March 31, 2014 increased $198,0000 or 38.15% when compared to the same period of 2013. Customer service fees, the primary component of noninterest income, increased $15,000 or 1.93% between the two periods presented. The increase in noninterest income of $198,000 between the two periods includes a reduction in the loss on fair value of financial liability.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2014 and 2013:

Table 4. Changes in Noninterest Expense

(In thousands)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Amount of Change	Percent Change
Salaries and employee benefits	$2,526	$2,361	$165	6.99%
Occupancy expense	873	905	(32)	(3.54)%
Data processing	41	60	(19)	(31.67)%
Professional fees	180	445	(265)	(59.55)%
FDIC/DFI insurance assessments	233	359	(126)	(35.10)%
Director fees	56	58	(2)	(3.45)%
Amortization of intangibles	47	47	—	—%
Correspondent bank service charges	29	76	(47)	(61.84)%
Loss on California tax credit partnership	23	33	(10)	(30.30)%
Net (gain) cost on operation of OREO	281	(882)	1,163	(131.86)%
Other	506	611	(105)	(17.18)%
Total expense	$4,795	$4,073	$722	17.73%

Noninterest expense increased $722,000 between the three months ended March 31, 2014 and 2013. The net increase in noninterest expense between the comparative periods is primarily the result of a increase on net cost of operation on OREO due to gains on sale of OREO realized in 2013.

Included in net costs on operations of OREO for the quarter ended March 31, 2014, are OREO operating expenses totaling $281,000. Net operating cost on operations of OREO for the quarter ended March 31, 2013, includes gains on sale of OREO of $1,025,000, which were offset by OREO operating expenses $25,000,

Income Taxes

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

The Company reviews its current tax positions at least quarterly based upon accounting standards related to uncertainty in income taxes which includes the criteria required for the income tax benefit, all or in part, to be recognized in a taxable entity’s financial statements. Under the income tax guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority. The Company has reviewed all of its tax positions as of March 31, 2014, and has determined that there are no material amounts that should be recorded under the current income tax accounting guidelines.

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At March 31, 2014 and December 31, 2013, the Company had a recorded valuation allowance of $0. The Company performs an analysis of the valuation allowance considering both tax planning strategies and future earnings as a basis for utilizing the deferred tax assets. The tax planning strategies include the sale of certain bank premise and the surrender of Bank Owned Life Insurance. In its review of a requirement for a valuation allowance, the Company identifies both positive and negative evidence to determine whether a valuation allowance is required.
Financial Condition

Total assets increased $26,980,000, or 4.24% to a balance of $662,909,000 at March 31, 2014, from the balance of $635,929,000 at December 31, 2013, and increased $26,361,000, or 4.14%, from the balance of $636,548,000 at March 31, 2013. Total deposits of $568,282,000 at March 31, 2014, increased $25,793,000, or 4.75% from the balance reported at December 31, 2013, and increased $18,463,000, or 3.36%, from the balance of $549,819,000 reported at March 31, 2013. Cash and cash equivalents increased $1,395,000, or 1.03%, between December 31, 2013 and March 31, 2014; net loans increased $16,314,000, or 4.25% to a balance of $400,339,000; and investment securities increased by $9,125,000, or 20.92% during the first quarter of 2014.

Earning assets averaged approximately $582,451,000 during the three months ended March 31, 2014, as compared to $541,573,000 for the same period of 2013. Average interest-bearing liabilities decreased to $343,706,000 for the three months ended March 31, 2014, from $350,539,000 reported for the comparative period of 2013.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $411,945,000 at March 31, 2014, an increase of $16,628,000, or 4.21%, when compared to the balance of $395,317,000 at December 31, 2013, and an increase of $13,637,000, or 3.42%, when compared to the balance of $398,308,000 reported at March 31, 2013. Loans on average increased $1,216,000, or 0.31%, between the three months ended March 31, 2013 and March 31, 2014, with loans averaging $395,277,000 for the three months ended March 31, 2014, as compared to $394,061,000 for the same period of 2013.

During the first quarter of 2014, decreases of $4,894,000, $6,595,000, and $148,000 were experienced in commercial and industrial loans, agricultural and installment loans, respectively.  Real estate construction and real estate mortgage loans increased $14,963,000 or 17.20%, and $13,302,000 or 6.74%, respectively, during the first quarter of 2014.

The following table sets forth the amounts of loans outstanding by category at March 31, 2014 and December 31, 2013, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	March 31, 2014		December 31, 2013
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$65,792	16.0%	$70,686	17.9%	$(4,894)	(6.92)%
Real estate – mortgage	210,667	51.1%	197,365	49.9%	13,302	6.74%
RE construction & development	101,967	24.8%	87,004	22.0%	14,963	17.20%
Agricultural	24,337	5.9%	30,932	7.8%	(6,595)	-21.32%
Installment/other	9,182	2.2%	9,330	2.5%	(148)	(1.59)%
Total Gross Loans	$411,945	100.0%	$395,317	100.1%	$16,628	4.21%

The overall average yield on the loan portfolio was 5.62% for the three months ended March 31, 2014, as compared to 5.63% for the three months ended March 31, 2013. At March 31, 2014, 41.1%% of the Company's loan portfolio consisted of floating rate instruments, as compared to 42.7% of the portfolio at December 31, 2013, with the majority of those tied to the prime rate. Approximately 34.04% or $57,650,000 million of the floating rate loans have rate floors at March 31, 2014, making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. Approximately $11,105,000 of the $57,650,000 in loans with floors have floor spreads of 100 basis points or more, meaning that interest rates would need to increase more than 1% (or 100 basis points) before the rates on those loans would increase and effectively become floating rate loans again. The portfolio of floating rate loans with floors has a relatively short duration with $6,737,000 million maturing in one year or less, and $14,439,000 maturing in less than two years.

Deposits

Total deposits were $568,282,000 at March 31, 2014, representing an increase of $25,793,000, or 4.75% from the balance of $542,489,000 reported at December 31, 2013, and an increase of $18,463,000, or 3.36% from the balance of $549,819,000 reported at March 31, 2013.

The following table sets forth the amounts of deposits outstanding by category at March 31, 2014 and December 31, 2013, and the net change between the two periods presented.

Table 6. Deposits

(In thousands)	March 31, 2014	December 31, 2013	Net Change	Percentage Change
Noninterest bearing deposits	$236,502	$214,317	$22,185	10.35%
Interest bearing deposits:
NOW and money market accounts	198,680	198,928	(248)	-0.12%
Savings accounts	47,744	45,758	1,986	4.34%
Time deposits:
Under $100,000	28,241	28,825	(584)	-2.03%
$100,000 and over	57,115	54,661	2,454	4.49%
Total interest bearing deposits	331,780	328,172	3,608	1.10%
Total deposits	$568,282	$542,489	$25,793	4.75%

The Company's deposit base consists of two major components represented by noninterest bearing (demand) deposits and interest bearing deposits, totaling $236,502,000 and $331,780,000 at March 31, 2014, respectively. Interest bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest bearing deposits increased $3,608,000, or 1.10%, between December 31, 2013 and March 31, 2014, and noninterest bearing deposits increased $22,185,000, or 10.35% between the same two periods presented. Included in the increase of $3,608,000 in interest bearing deposits during the three months ended March 31, 2014, is an increase of $1,986,000 in savings accounts and an increase of $2,454,000 in time deposits of $100,000 and over.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 87.38% and 86.73% of the total deposit portfolio at March 31, 2014 and December 31, 2013, respectively. Brokered deposits totaled $13,656,000 at March 31, 2014, as compared to $11,500,000 at December 31, 2013, and $16,663,000 at March 31, 2013. Brokered deposits were 2.40% and 2.12% of total deposits at March 31, 2014 and December 31, 2013, respectively.

During the three months ended March 31, 2014, increases were experienced in time deposits. While total time deposits increased by $1,870,000, or 0.57%, during the three months ended March 31, 2014, brokered deposits, a component of total time deposits, increased $2,156,000, or 18.75%  Although the Company will continue to use pricing strategies to control the overall level of time deposits and other borrowings as part of its balance sheet and liquidity planning process, the March 2010 agreement with the Federal Reserve Bank required reductions in brokered deposits, placing increased emphasis on core deposits as part of the Company’s long-term relationship banking strategy.  As a result, core deposits, including NOW and money market accounts, savings accounts, and noninterest-bearing checking accounts, continue to provide the Company’s primary funding source.

On a year-to-date average, the Company experienced an increase of $18,666,000, or 3.38%, in total deposits between the three months ended March 31, 2014 and March 31, 2013. Between these two periods, average interest bearing deposits decreased $7,888,000 or 2.32% ,and total noninterest-bearing deposits increased $26,554,000, or 12.56%, on a year-to-date average basis.

Short-Term Borrowings

At  March 31, 2014, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $267,645,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $6,737,000. At March 31, 2014, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At March 31, 2014 and March 31, 2013, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $254,761,000, collateralized FHLB lines of credit totaling $7,094,000, and an uncollateralized lines of credit with PCBB of $10,000,000 at December 31, 2013.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors, including economic factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss". Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At March 31, 2014, “classified” loans totaled $38,045,000 or 9.24% of gross loans as compared to $38,365,000 or 9.70% of gross loans at December 31, 2013.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at March 31, 2014 and December 31, 2013, as well as classified loans at those period-ends.

(in 000's)	March 31, 2014	December 31, 2013
Specific allowance – impaired loans	$697	$762
Formula allowance – classified loans not impaired	3,708	3,205
Formula allowance – special mention loans	26	31
Total allowance for special mention and classified loans	4,431	3,998

Formula allowance for pass loans	6,208	6,595
Unallocated allowance	445	395
Total allowance for loan losses	$11,084	$10,988

Impaired loans	15,269	18,132
Classified loans not considered impaired	22,776	20,233
Total classified loans	$38,045	$38,365
Special mention loans not considered impaired	$1,571	$1,825

Impaired loans decreased $2,863,000 between December 31, 2013 and March 31, 2014 and the specific allowance related to those impaired loans decreased $65,000 between December 31, 2013 and March 31, 2014. The formula allowance related to loans that are not impaired (including special mention and substandard) increased by $498,000 between December 31, 2013 and March 31, 2014. The level of “pass” loans increased approximately $15,611,000 between December 31, 2013 and March 31, 2014, while the related formula allowance decreased $387,000 during the period as the result of increases in the level of “pass loans”, the loan loss factors assigned to "pass" loans as determined under migration analysis and decreases in qualitative factors assigned to the formula allowance.

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

The general reserve requirements (ASC 450-70) decreased with the continued strengthening of local, state, and national economies and their impact on our local lending base, which has resulted in a lower qualitative component for the general reserve calculation. These positive factors were partially offset by the Company including OREO financial results in loss history and extending the look back period used to capture the loss history for the quantitative portion of the ALLL. In the third quarter of 2013, the look back period was changed from 4 years to stake-in-the-ground(December 31, 2005), in an effort to include higher losses experienced during the credit crisis. Changes in the mix of historical losses in the look back period resulted in a reallocation of the general reserve component of the allowance amount withing the various loan segments as compared to December 31, 2013. as loss experience by segment has fluctuated over time. The stake-in-the-ground methodology requires the Company to use December 31, 2005 as the starting point of the look back period to capture loss history. Time horizons are subject to Management's assessment of the current period, taking into consideration changes in business cycles and environment changes.

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

At March 31, 2014 and December 31, 2013, the Company's recorded investment in impaired loans totaled $15,269,000 and $18,132,000, respectively. Included in total impaired loans at March 31, 2014, are $4,970,000 of impaired loans for which the related specific allowance is $697,000, as well as $10,299,000 of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2013 included $5,460,000 of impaired loans for which the related specific allowance is $762,000 and $12,672,000 of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $16,702,000 during the first quarter of 2014. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At March 31, 2014, included in impaired loans, are troubled debt restructures totaling $7,891,000. Of the $7,891,000 in troubled debt restructures at March 31, 2014, $3,152,000 are on nonaccrual status. Troubled debt restructures on accrual status totaling $4,739,000 are current with regards to payments, and are performing according to the modified contractual terms.

The largest category of impaired loans at March 31, 2014 is real estate mortgage, comprising approximately 88.31% of total impaired loans at March 31, 2014. Additionally, commercial and industrial and real estate construction loans combined represent approximately another 11.11% of total impaired loan balances at March 31, 2014. Of the $806,000 in commercial and industrial impaired loans reported at March 31, 2014, none are secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at March 31, 2014, approximately $14,514,000 or 95.06% are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at March 31, 2014 and December 31, 2013.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	March 31, 2014	March 31, 2014	December 31, 2013	December 31, 2013
Commercial and industrial	$806	$48	$677	$9
Real estate – mortgage	13,484	649	15,573	753
RE construction & development	890	—	1,789	—
Agricultural	42	—	45	—
Installment/other	47	—	48	—
Commercial lease financing	—	—	—	—
Total Impaired Loans	$15,269	$697	$18,132	$762

Included in impaired loans are loans modified in troubled debt restructurings (“TDRs”), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At March 31, 2014, approximately $6,259,000 of the total $7,891,000 in TDRs was for real estate mortgages, and another $884,000 related to real estate construction and development loans at March 31, 2014.

Total troubled debt restructurings decreased 12.89% at March 31, 2014 compared to December 31, 2013. Nonaccrual TDRs decreased by 4.43% and accruing TDRs decreased by 17.74% over the same period. Within TDR categories, total residential mortgages and real estate construction TDRs showed a decrease of 13.86%. The majority of these credits are related to real estate construction projects that slowed significantly or stalled. The Company has pursued restructuring the qualified credits while the construction industry recovers in order to allow developers an opportunity to finish projects at a slower pace. Concessions granted in these circumstances include lengthened maturities, lower lot release prices, or rate reductions that enable the borrower to finish the construction projects and repay loans to the Company. The Company has had general success in its restructuring efforts even though not all restructured efforts will be entirely successful.

The following table summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at March 31, 2014 and December 31, 2013.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in thousands)	March 31, 2014	March 31, 2014	March 31, 2014
Commercial and industrial	$660	$—	$660
Real estate - mortgage:
Commercial real estate	1,445	1,445	—
Residential mortgages	4,814	1,460	3,354
Home equity loans	—	—	0
Total real estate mortgage	6,259	2,905	3,354
RE construction & development	884	247	637
Agricultural	41	—	41
Installment/other	47	—	47
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$7,891	$3,152	$4,739

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in thousands)	December 31, 2013	December 31, 2013	December 31, 2013
Commercial and industrial	$675	$—	$675
Real estate - mortgage:
Commercial real estate	1,468	1,468	—
Residential mortgages	5,273	1,583	3,690
Home equity loans	—	—	—
Total real estate mortgage	6,741	3,051	3,690
RE construction & development	1,551	247	1,304
Agricultural	44	—	44
Installment/other	48	—	48
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$9,059	$3,298	$5,761

Of the $7,891,000 in total TDRs at March 31, 2014, $3,152,000 were on nonaccrual status at period-end. Of the $9,059,000 in total TDRs at December 31, 2013, $3,298,000 were on nonaccrual status at period-end. As of March 31, 2014, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

The following table summarizes special mention loans by type at March 31, 2014 and December 31, 2013.

(in thousands)	March 31, 2014	December 31, 2013
Commercial and industrial	$342	$590
Real estate - mortgage:
Commercial real estate	—	—
Residential mortgages	1,197	1,204
Home equity loans	32	32
Total real estate mortgage	1,229	1,236
RE construction & development	—	—
Agricultural	—	—
Installment/other	—	—
Commercial lease financing	—	—
Total Special Mention Loans	$1,571	$1,826

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

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the Three Months Endeds indicated.

Table 7. Allowance for Credit Losses - Summary of Activity

(In thousands)	March 31, 2014	March 31, 2013
Total loans outstanding at end of period before deducting allowances for credit losses	$411,423	$398,321
Average loans outstanding during period	395,277	394,061

Balance of allowance at beginning of period	10,988	11,784
Loans charged off:
Real estate	(134)	(123)
Commercial and industrial	(3)	(290)
Installment and other	(5)	(3)
Total loans charged off	(142)	(416)
Recoveries of loans previously charged off:
Real estate	98	1
Commercial and industrial	119	16
Installment and other	68	27
Total loan recoveries	285	44
Net loans recovered (charged off)	143	(372)

Provision charged to operating expense	(47)	(9)
Balance of allowance for credit losses at end of period	$11,084	$11,403

Net loan (recoveries) charge-offs to total average loans (annualized)	(0.15)%	0.38%
Net loan (recoveries) charge-offs to loans at end of period (annualized)	(0.14)%	0.12%
Allowance for credit losses to total loans at end of period	2.69%	2.86%
Net loan (recoveries) charge-offs to allowance for credit losses (annualized)	(5.16)%	4.35%
Provision for credit losses to net (recoveries) charge-offs (annualized)	(32.87)%	2.42%

Net loan charge-offs decreased $515,000 during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013. Loan recoveries of $143,000 experienced during the three months ended March 31, 2014 included full or partial charge-offs of $73,000 in impaired loans.

At March 31, 2014 and March 31, 2013, $233,000 and $179,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, reported separately in other liabilities. Management believes that the 2.69% credit loss allowance at March 31, 2014 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in losses to the loan portfolio.

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

Table 8. Nonperforming Assets

(In thousands)	March 31, 2014	December 31, 2013
Nonaccrual Loans	$10,507	$12,341
Restructured Loans (1)	4,739	5,761
Total nonperforming loans	15,246	18,102
Other real estate owned	14,462	13,946
Total nonperforming assets	$29,708	$32,048

Nonperforming loans to total gross loans	3.70%	4.58%
Nonperforming assets to total assets	4.48%	5.04%
Allowance for loan losses to nonperforming loans	72.70%	60.70%

(1)	Included in nonaccrual loans at March 31, 2014 and December 31, 2013 are restructured loans totaling $3,152,000 and $3,298,000, respectively.

Non-performing loans decreased $2,856,000 between December 31, 2013 and March 31, 2014. Nonaccrual loans decreased $1,834,000 between December 31, 2013 and March 31, 2014, with real estate mortgage and real estate construction loans each comprising approximately 98.63% of total nonaccrual loans at March 31, 2014. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans decreased from 60.70% at December 31, 2013 to 72.70% at March 31, 2014.

	Balance	Balance	Change from
Nonaccrual Loans (in 000's):	March 31, 2014	December 31, 2013	December 31, 2013
Commercial and industrial	$144	$—	$144
Real estate - mortgage	10,116	11,873	(1,757)
RE construction & development	247	468	(221)
Agricultural	—	—	0
Installment/other	—	—	—
Total Nonaccrual Loans	$10,507	$12,341	$(1,834)

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at March 31, 2014 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At March 31, 2014, the Company had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At March 31, 2014, the Bank had 62.06% of total assets in the loan portfolio and a loan to deposit ratio of 72.40%, as compared to 62.12% of total assets in the loan portfolio and a loan to deposit ratio of 72.81% at December 31, 2013. Liquid assets at March 31, 2014, include cash and cash equivalents totaling $136,607,000 as compared to $135,212,000 at December 31, 2013. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $284,382,000 and an uncollateralized line of credit from Pacific Coast Banker's Bank (PCBB) of $10,000,000 at March 31, 2014.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion). The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Since the quarter ended March 31, 2009, the Bank has been precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at March 31, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. The Company has not determined how long it will defer interest payments, but under the terms of the debenture, interest payments may be deferred up to five years (20 quarters). During such deferral periods, the Company is prohibited from paying dividends on its common stock (subject to certain exceptions) and will continue to accrue interest payable on the junior subordinated debt.  During the three months ended March 31, 2014, the Bank did not pay any cash dividends to the parent company.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2012	$141,627
March 31, 2013	$136,450
December 31, 2013	$135,212
March 31, 2014	$136,607

Cash and cash equivalents increased $1,395,000 during the three months ended March 31, 2014, as compared to a decrease of $5,177,000 during the three months ended March 31, 2013.

The Company had a net cash inflow from operations of $2,101,000 for the three months ended March 31, 2014 and a cash outflow from operations totaling $104,000 for the period ended March 31, 2013. The Company experienced net cash outflows from investing activities totaling $26,499,000 from an increase in loans and purchases of investment securities during the three months ended March 31, 2014. For the three months ended March 31, 2013, the Company experienced net cash inflows from investing activities of $8,395,000 due to settlement of OREO properties and maturities of investment securities.

During the three months ended March 31, 2014, the Company experienced net cash inflows from financing activities totaling $25,793,000 primarily as the result of increases in demand deposits accounts. For the three months ended March 31, 2013, the Company experienced net cash outflows of $13,468,000 from financing activities due to decreases in demand deposit and savings accounts.

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

Since the effective date of the Agreement, the Bank submitted quarterly progress reports to the Federal Reserve. As of the April 23, 2014 progress report submitted for the first quarter of 2014, the Company and the Bank believe they are in compliance with the Agreement, including deadlines and remediation of violations of laws and regulations regarding stale loan appraisals.

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

Pursuant to the March 2010 Agreement with the Federal Reserve Bank, the Company and the Bank are required to maintain sufficient capital to support current and future capital needs, including compliance with Capital Adequacy Guidelines taking into account the volume of classified assets, concentrations of credit, the level of the allowance for loan losses, current and projected growth, and projected retained earnings.  Pursuant to the MOU issued by the California Department of Business Oversight in October 2013, the Bank is required to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.0%. For purposes of the MOU, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 13.45% at March 31, 2014.

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

The following table sets forth the Company’s and the Bank's actual capital positions at March 31, 2014, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank		To Be Well Capitalized under Prompt Corrective
	Actual Capital Ratios	Actual Capital Ratios	Minimum Capital Ratios	Action Provisions
Total risk-based capital ratio	16.62%	16.71%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	15.36%	15.44%	5.00%	6.00%
Leverage ratio	11.28%	11.38%	4.00%	5.00%

As is indicated by the above table, and the above discussion of the required ratio of tangible shareholders’ equity to total tangible assets under the MOU, the Company and the Bank exceeded all applicable regulatory capital guidelines at March 31, 2014. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an agreement with the Federal Reserve Bank that, among other things, requires prior approval before paying a cash dividend or otherwise making a distribution of stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company. In addition, effective October 2009, the Company elected to defer regularly scheduled quarterly interest payments on its junior subordinated debentures issued in connection with its trust preferred securities. Under the subordinated debenture agreement, the Company is prohibited from paying any dividends or making any other distribution on its common stock for so long as interest payments are being deferred.  In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the three months ended March 31, 2014, the Company received no cash dividends from the Bank.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At March 31, 2014, the bank was not subject to a reserve requirement.

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

As of March 31, 2014, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the year ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. Other Information

Item 1. Not applicable

Item 1A. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2014.

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

United Security Bancshares

Date: Date:	May 9, 2014	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/ S/ Richard B. Shupe
Richard B. Shupe
Senior Vice President and Chief Financial Officer