Form 10-Q
period 2014-06-30
UNITED SECURITY BANCSHARES
filed 2014-08-08
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2014:   $59,326,341

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value
(Title of Class)

Shares outstanding as of July 31, 2014: 15,097,282

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
June 30, 2014 and December 31, 2013

(in thousands except shares)	June 30, 2014	December 31, 2013
Assets
Cash and due from banks	$22,014	$20,193
Cash and due from Federal Reserve Bank	98,685	115,019
Cash and cash equivalents	120,699	135,212
Interest-bearing deposits in other banks	1,518	1,515
Investment securities available for sale (at fair value)	51,258	43,616
Loans and leases	422,927	395,317
Unearned fees and unamortized loan origination costs	(759)	(304)
Allowance for credit losses	(11,049)	(10,988)
Net loans and leases	411,119	384,025
Accrued interest receivable	1,827	1,644
Premises and equipment – net	11,965	12,122
Other real estate owned	14,100	13,946
Intangible assets	—	62
Goodwill	4,488	4,488
Cash surrender value of life insurance	17,458	17,203
Investment in limited partnerships	944	4,534
Deferred income taxes - net	11,667	11,630
Other assets	5,767	5,932
Total assets	$652,810	$635,929

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$227,092	$214,317
Interest bearing	328,973	328,172
Total deposits	556,065	542,489

Accrued interest payable	39	44
Accounts payable and other liabilities	7,087	5,728
Junior subordinated debentures (at fair value)	10,082	11,125
Total liabilities	573,273	559,386

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 15,097,282 issued and outstanding at June 30, 2014, and 14,799,888 at December 31, 2013	47,478	45,778
Retained earnings	32,155	30,884
Accumulated other comprehensive loss	(96)	(119)
Total shareholders' equity	79,537	76,543
Total liabilities and shareholders' equity	$652,810	$635,929

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands except shares and EPS)	2014	2013	2014	2013
Interest Income:
Loans, including fees	$5,940	$5,554	$11,415	$11,020
Investment securities – AFS – taxable	233	140	461	338
Interest on deposits in FRB	64	70	147	135
Interest on deposits in other banks	1	2	3	4
Total interest income	6,238	5,766	12,026	11,497
Interest Expense:
Interest on deposits	259	331	521	742
Interest on other borrowings	63	93	124	153
Total interest expense	322	424	645	895
Net Interest Income Before Provision for Credit Losses	5,916	5,342	11,381	10,602
(Recovery) Provision for Credit Losses	(93)	39	(140)	30
Net Interest Income	6,009	5,303	11,521	10,572
Noninterest Income:
Customer service fees	888	902	1,682	1,681
Increase in cash surrender value of bank-owned life insurance	128	140	255	277
(Gain) loss on fair value of financial liability	216	(103)	(129)	(660)
Gain on sale of investment in limited partnership	691	—	691	—
Gain on sale of fixed asset	25	—	25	—
Other	157	168	298	328
Total noninterest income	2,105	1,107	2,822	1,626
Noninterest Expense:
Salaries and employee benefits	2,279	2,113	4,805	4,474
Occupancy expense	956	883	1,829	1,788
Data processing	28	33	69	93
Professional fees	327	375	507	820
Regulatory assessments	239	339	472	698
Director fees	61	59	117	117
Amortization of intangibles	15	46	62	93
Correspondent bank service charges	30	81	59	157
Loss on California tax credit partnership	24	32	47	65
Net cost (gain) on operation and sale of OREO	84	(336)	364	(1,218)
Other	701	529	1,207	1,140
Total noninterest expense	4,744	4,154	9,538	8,227
Income Before Provision for Taxes	3,370	2,256	4,805	3,971
Provision for Taxes on Income	1,323	859	1,849	1,499
Net Income	$2,047	$1,397	$2,956	$2,472

Net Income per common share
Basic	$0.14	$0.09	$0.20	$0.16
Diluted	$0.14	$0.09	$0.20	$0.16
Shares on which net income per common shares were based
Basic	15,097,282	15,095,299	15,097,282	15,093,567
Diluted	15,106,620	15,096,979	15,105,488	15,097,626

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net Income	$2,047	$1,397	$2,956	$2,472

Unrealized holdings gains (losses) on securities	57	(305)	8	(415)
Unrealized gains on unrecognized post retirement costs	15	21	31	40
Other comprehensive income (loss,) before tax	72	(284)	39	(375)
Tax (benefit) expense related to securities	(23)	122	(3)	166
Tax expense related to unrecognized post retirement costs	(6)	(8)	(13)	(17)
Total other comprehensive income (loss)	43	(170)	23	(226)
Comprehensive income	$2,090	$1,227	$2,979	$2,246

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance December 31, 2012	14,217,303	$43,173	$26,179	$89	$69,441

Other comprehensive loss				(226)	(226)
Common stock dividends	285,770	1,223	(1,223)		0
Common stock issuance	5,202	12			12
Stock-based compensation expense		9			9
Net Income			2,472		2,472
Balance June 30, 2013	14,508,275	$44,417	$27,428	$(137)	$71,708

Other comprehensive loss				18	18
Common stock dividends	291,613	1,341	(1,341)
Stock-based compensation expense		20			20
Net Income			4,797		4,797
Balance December 31, 2013	14,799,888	$45,778	$30,884	$(119)	$76,543

Other comprehensive loss				23	23
Common stock dividends	297,394	1,685	(1,685)		0
Stock-based compensation expense		15			15
Net Income			2,956		2,956
Balance June 30, 2014	15,097,282	$47,478	$32,155	$(96)	$79,537

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2014	2013
Cash Flows From Operating Activities:
Net Income	$2,956	$2,472
Adjustments to reconcile net income:to cash provided by operating activities:
(Benefit) provision for credit losses	(140)	30
Depreciation and amortization	667	620
Amortization of investment securities	120	14
Accretion of investment securities	(18)	(34)
(Increase) decrease in accrued interest receivable	(183)	158
Decrease in accrued interest payable	(5)	(11)
(Decrease) increase in accounts payable and accrued liabilities	(1,172)	89
Increase (decrease) in unearned fees	455	(18)
Increase in income taxes payable	1,898	1,771
Stock-based compensation expense	15	9
(Benefits) provision for deferred income taxes	(53)	272
Gain on sale of other real estate owned	(107)	(1,949)
Impairment loss on other real estate owned	—	118
Increase in surrender value of life insurance	(255)	(294)
Loss on fair value option of financial liabilities	129	660
Loss on tax credit limited partnership interest	47	65
Amortization of CDI	62	93
Gain on sale of investment in limited partnership	(691)	—
Gain on sale of premises and equipment	(25)	—
Net decrease in other assets	(192)	(221)
Net cash provided by operating activities	3,508	3,844

Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	(3)	(4)
Redemption of correspondent bank stock	—	433
Purchase of correspondent bank stock	(97)	—
Purchases of available-for-sale securities	(10,192)	—
Maturities and calls of available-for-sale securities	—	3,600
Principal payments of available-for-sale securities	2,456	2,322
Net increase in loans	(25,473)	(3,750)
Cash proceeds from sales of other real estate owned	1,017	6,651
Investment in limited partnership	(70)	—
Cash proceeds from sale of investment in limited partnership	1,250	—
Capital expenditures of premises and equipment	(485)	(280)
Net cash (used in) provided by investing activities	(31,597)	8,972

Cash Flows From Financing Activities:
Net increase (decrease) in demand deposits and savings accounts	12,422	(10,786)
Net increase (decrease) in certificates of deposit	1,154	(5,400)

Proceeds from exercise of stock options	—	12
Net cash provided by (used in) financing activities	13,576	(16,174)

Net decrease in cash and cash equivalents	(14,513)	(3,358)
Cash and cash equivalents at beginning of period	135,212	141,627
Cash and cash equivalents at end of period	$120,699	$138,269

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

2.	Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of June 30, 2014 and December 31, 2013:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
June 30, 2014
Securities available for sale:
U.S. Government agencies	$13,130	$415	$—	$13,545
U.S. Government collateralized mortgage obligations	33,593	399	(80)	33,912
Mutual Funds	4,000	—	(199)	3,801
Total securities available for sale	$50,723	$814	$(279)	$51,258

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2013
Securities available for sale:
U.S. Government agencies	$14,060	$441	$—	$14,501
U.S. Government collateralized mortgage obligations	25,029	434	(78)	25,385
Mutual Funds	4,000	—	(270)	3,730
Total securities available for sale	$43,089	$875	$(348)	$43,616

The amortized cost and fair value of securities available for sale at June 30, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns. Mutual funds are included in the "due in one year or less" category below.

	June 30, 2014
	Amortized Cost	Fair Value (Carrying Amount)
(In thousands)
Due in one year or less	$4,000	$3,801
Due after one year through five years	49	51
Due after five years through ten years	—	—
Due after ten years	13,081	13,494
Collateralized mortgage obligations	33,593	33,912
	$50,723	$51,258

There were no realized gains or losses on sale of available-for-sale securities for the three and six month periods ended June 30, 2014 and June 30, 2013. There were no other-than-temporary impairment losses for the three and six month periods ended June 30, 2014 and June 30, 2013.

At June 30, 2014, available-for-sale securities with an amortized cost of approximately $22,333,000 (fair value of $23,035,000) were pledged as collateral for FHLB borrowings and public funds balances.

The Company had no held-to-maturity or trading securities at June 30, 2014 or December 31, 2013.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities:

(In thousands)	Less than 12 Months		12 Months or More		Total
June 30, 2014	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
U.S. Government agency collateral mortgage obligations	10,112	(80)	—	—	10,112	(80)
Mutual Funds	—	—	3,801	(199)	3,801	(199)
Total impaired securities	$10,112	$(80)	$3,801	$(199)	$13,913	$(279)

December 31, 2013
Securities available for sale:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
U.S. Government agency collateral mortgage obligations	11,069	(78)	—	—	11,069	(78)
Mutual Funds	—	—	3,730	(270)	3,730	(270)
Total impaired securities	$11,069	$(78)	$3,730	$(270)	$14,799	$(348)

Temporarily impaired securities at June 30, 2014, were comprised of five U.S. Government sponsored entities & agencies collateralized by mortgage obligations and one mutual fund.

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

At June 30, 2014, the decline in market value of the impaired securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

3.	Loans and Leases

Loans are comprised of the following:

(In thousands)	June 30, 2014	December 31, 2013
Commercial and business loans	$64,736	$68,460
Government program loans	2,121	2,226
Total commercial and industrial	66,857	70,686
Real estate – mortgage:
Commercial real estate	153,702	143,919
Residential mortgages	48,790	52,036
Home Improvement and Home Equity loans	1,231	1,410
Total real estate mortgage	203,723	197,365
RE construction and development	111,706	87,004
Agricultural	31,477	30,932
Installment	9,164	9,330
Total Loans	$422,927	$395,317

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 15.8% of total loans at June 30, 2014 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 48.2% of total loans at June 30, 2014, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower.

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

Real estate construction and development loans, representing 26.4% of total loans at June 30, 2014, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 7.4% of total loans at June 30, 2014 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans represent 2.2% of total loans at June 30, 2014 and generally consist of loans to individuals for household, family and other personal expenditures such as credit cards, automobiles or other consumer items.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At June 30, 2014 and December 31, 2013, these financial instruments include commitments to extend credit of $113,770,000 and $63,271,000, respectively, and standby letters of credit of $3,383,000 and $2,001,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. A majority of these commitments are at floating interest rates based on the Prime rate. Commitments generally have fixed expiration dates. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation. Collateral held varies but includes accounts receivable, inventory, leases, property, plant and equipment, residential real estate and income-producing properties.

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at June 30, 2014 (in thousands):

June 30, 2014	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$595	$—	$99	$694	$64,042	$64,736	$—
Government Program Loans	—	—	—	—	2,121	2,121	—
Total Commercial and Industrial	595	—	99	694	66,163	66,857	—
Commercial Real Estate Loans	460	447	5,248	6,155	147,547	153,702	—
Residential Mortgages	—	247	97	344	48,446	48,790	—
Home Improvement and Home Equity Loans	—	—	—	—	1,231	1,231	—
Total Real Estate Mortgage	460	694	5,345	6,499	197,224	203,723	—

RE Construction and Development Loans	—	—	—	—	111,706	111,706	—
Agricultural Loans	—	—	—	—	31,477	31,477	—
Consumer Loans	74	—	—	74	8,847	8,921	—
Overdraft protection Lines	—	—	—	—	100	100	—
Overdrafts	—	—	—	—	143	143	—
Total Installment	74	—	—	74	9,090	9,164	—
Total Loans	$1,129	$694	$5,444	$7,267	$415,660	$422,927	$—

The following is a summary of delinquent loans at December 31, 2013 (in thousands):

December 31, 2013	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$94	$—	$94	$68,366	$68,460	$—
Government Program Loans	—	—	—	—	2,226	2,226	—
Total Commercial and Industrial	—	94	—	94	70,592	70,686	—
Commercial Real Estate Loans	1,991	—	6,866	8,857	135,062	143,919	—
Residential Mortgages	—	614	359	973	51,063	52,036	—
Home Improvement and Home Equity Loans	96	—	—	96	1,314	1,410	—
Total Real Estate Mortgage	2,087	614	7,225	9,926	187,439	197,365	—
RE Construction and Development Loans	—	—	220	220	86,784	87,004	—
Agricultural Loans	—	—	—	—	30,932	30,932	—
Consumer Loans	—	—	—	—	9,086	9,086	—
Overdraft protection Lines	—	—	—	—	87	87	—
Overdrafts	—	—	—	—	157	157	—
Total Installment	—	—	—	—	9,330	9,330	—
Total Loans	$2,087	$708	$7,445	$10,240	$385,077	$395,317	$—

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

Loans on non-accrual status are usually not returned to accrual status unless all delinquent principal and/or interest has been brought current, there is no identified element of loss, and current and continued satisfactory performance is expected (loss of the contractual amount not the carrying amount of the loan). Return to accrual is generally demonstrated through the timely receipt of at least six monthly payments on a loan with monthly amortization.

Nonaccrual loans totaled $9,549,000 and $12,341,000 at June 30, 2014 and December 31, 2013, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at June 30, 2014 or December 31, 2013.

The following is a summary of nonaccrual loan balances at June 30, 2014 and December 31, 2013 (in thousands).

	June 30, 2014	December 31, 2013
Commercial and Business Loans	$143	$—
Government Program Loans	—	—
Total Commercial and Industrial	143	—

Commercial Real Estate Loans	8,112	10,188
Residential Mortgages	1,294	1,685
Home Improvement and Home Equity Loans	—	—
Total Real Estate Mortgage	9,406	11,873

RE Construction and Development Loans	—	468
Agricultural Loans	—	—

Consumer Loans	—	—
Overdraft protection Lines	—	—
Overdrafts	—	—
Total Installment	—	—
Total Loans	$9,549	$12,341

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

Loans other than certain homogeneous loan portfolios are reviewed on a quarterly basis for impairment. Impaired loans are written down to estimated realizable values by the establishment of specific reserves for loan utilizing the discounted cash flow method, or charge-offs for collateral-based impaired loans, or those using observable market pricing.

The following is a summary of impaired loans at, and for the six months ended June 30, 2014 (in thousands).

June 30, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized
Commercial and Business Loans	$612	$565	$50	$615	$27	$710	$22
Government Program Loans	539	539	—	539	—	269	15
Total Commercial and Industrial	1,151	1,104	50	1,154	27	979	37

Commercial Real Estate Loans	8,112	6,703	1,410	8,113	467	8,335	126
Residential Mortgages	4,633	1,399	3,245	4,644	231	4,785	102
Home Improvement and Home Equity Loans	—	—	—	—	—	—	—
Total Real Estate Mortgage	12,745	8,102	4,655	12,757	698	13,120	228

RE Construction and Development Loans	490	491	—	491	—	691	15
Agricultural Loans	38	38	—	38	—	40	5

Consumer Loans	46		46	46	3	47	2
Overdraft protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	46	—	46	46	3	47	2
Total Impaired Loans	$14,470	$9,735	$4,751	$14,486	$728	$14,877	$287

(1) The recorded investment in loans includes accrued interest receivable of $16,000.

The following is a summary of impaired loans at, and for the year ended, December 31, 2013 (in thousands).

December 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized
Commercial and Business Loans	$675	$275	$402	$677	$9	$831	$52
Government Program Loans	—	—	—	—	—	35	—
Total Commercial and Industrial	675	275	402	677	9	866	52

Commercial Real Estate Loans	10,188	8,721	1,468	10,189	415	10,671	232
Residential Mortgages	5,375	1,794	3,590	5,384	338	6,139	211
Home Improvement and Home Equity Loans	—	—	—	—	—	13	—
Total Real Estate Mortgage	15,563	10,515	5,058	15,573	753	16,823	443

RE Construction and Development Loans	1,772	1,789	—	1,789	—	2,266	60
Agricultural Loans	44	45	—	45	—	84	10

Consumer Loans	48	48	—	48	—	72	4
Overdraft protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	48	48	—	48	—	72	4
Total Impaired Loans	$18,102	$12,672	$5,460	$18,132	$762	$20,111	$569

(1) The recorded investment in loans includes accrued interest receivable of $45,000.

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructurings for which the loan is performing under the current contractual terms for a reasonable period of time, income is recognized under the accrual method.

The average recorded investment in impaired loans for the quarter ended June 30, 2014 and 2013 was $15,073,000 and $21,542,000, respectively. Interest income recognized on impaired loans for the quarters ended June 30, 2014 and 2013 was approximately $132,000 and $121,000, respectively.

The average recorded investment in impaired loans for the six months ended June 30, 2014 and 2013 was $14,877,000 and $20,310,000, respectively. Interest income recognized on impaired loans for the six months ended June 30, 2014 and 2013 was approximately $287,000 and $217,000, respectively.

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

The following tables illustrates TDR activity for the periods indicated:

Three Months Ended June 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	1	$50	$49	1	$—
Government Program Loans	1	544	539	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
RE Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Total Loans	2	$594	$588	1	$—

	Six Months Ended June 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	1	$50	$49	1	$—
Government Program Loans	1	544	539	1	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	2	495
Home Improvement and Home Equity Loans	—	—	—	—	—
RE Construction and Development Loans	—	—	—	2	394
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Total Loans	2	$594	$588	6	$889

Three Months Ended June 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	—	$—	$—	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	1	44	44	—	—
RE Construction and Development Loans	12	793	793	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Total Loans	13	$837	$837	—	$—

Six Months Ended June 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	—	$—	$—	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	1	106
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
RE Construction and Development Loans	18	1,045	1,045	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Total Loans	18	$1,045	$1,045	1	$106

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At June 30, 2014, the Company had 27 restructured loans totaling $7,627,000 as compared to 35 restructured loans totaling $9,059,000 at December 31, 2013.

The following tables summarize TDR activity by loan category for the six months ended June 30, 2014 and June 30, 2013.

Six Months Ended June 30, 2014	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$675	$1,468	$5,273	$—	$1,551	$44	$48	$9,059

Defaults	—	—	(495)	—	(394)	—	—	(889)
Additions	588	—	—	—	—	—	—	588

Principal reductions	(156)	(58)	(242)	—	(667)	(6)	(2)	(1,131)

Ending balance	$1,107	$1,410	$4,536	$—	$490	$38	$46	$7,627

Allowance for loan loss	$27	$467	$231	$—	$—	$—	$3	$728

Six Months Ended June 30, 2013	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$990	$5,395	$7,289	$10	$2,860	$191	$38	$16,773

Defaults	—	(106)	—	—	—	—	—	(106)
Additions	—	—	—	44	1,361	—	—	1,405

Principal reductions	(178)	(1,074)	(506)	(10)	(1,810)	(140)	(38)	(3,756)

Ending balance	$812	$4,215	$6,783	$44	$2,411	$51	$—	$14,316

Allowance for loan loss	$14	$380	$139	$2	$—	$—	$—	$535

The following tables summarize TDR activity by loan category for the quarters ended June 30, 2014 and June 30, 2013.

Three months ended June 30, 2014	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Lease Financing	Total
Beginning balance	$660	$1,445	$4,813	$—	$885	$41	$47	$—	$7,891

Defaults	—	—	—	—	—	—	—	—	—
Additions	588	—	—	—	—	—	—	—	588

Principal reductions	(141)	(35)	(277)	—	(395)	(3)	(1)	—	(852)

Ending balance	$1,107	$1,410	$4,536	$—	$490	$38	$46	$—	$7,627

Allowance for loan loss	$27	$467	$231	$0	$—	$—	$3	$—	$728

Three months ended June 30, 2013	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Lease Financing	Total
Beginning balance	$877	$4,258	$6,901	$9	$2,661	$190	$38	$—	$14,934

Defaults	—	—	—	—	—	—	—	—	—
Additions	—	—	—	44	793	—	—	—	837

Principal reductions	(65)	(43)	(118)	(9)	(1,043)	(139)	(38)	—	(1,455)

Ending balance	$812	$4,215	$6,783	$44	$2,411	$51	$—	$—	$14,316

Allowance for loan loss	$14	$380	$139	$2	$—	$—	$—	$—	$535

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

The Company did not carry any loans graded as loss at June 30, 2014 or December 31, 2013.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for June 30, 2014 and December 31, 2013:

	Commercial and Industrial	Commercial RE	RE Construction and Development	Agricultural	Total
June 30, 2014
(000's)
Grades 1 and 2	$373	$—	$—	$—	$373
Grade 3	14	5,215	795	—	6,024
Grades 4 and 5 – pass	64,723	137,388	91,764	31,477	325,352
Grade 6 – special mention	342	1,104	—	—	1,446
Grade 7 – substandard	1,405	9,995	19,147	—	30,547
Grade 8 – doubtful	—	—	—	—	—
Total	$66,857	$153,702	$111,706	$31,477	$363,742

	Commercial and Industrial	Commercial RE	RE Construction and Development	Agricultural	Total
December 31, 2013
(000's)
Grades 1 and 2	$355	$—	$—	$70	$425
Grade 3	44	5,287	816	—	6,147
Grades 4 and 5 – pass	69,070	127,189	66,048	30,862	293,169
Grade 6 – special mention	590	—	—	—	590
Grade 7 – substandard	627	11,443	20,140	—	32,210
Grade 8 – doubtful	—	—	—	—	—
Total	$70,686	$143,919	$87,004	$30,932	$332,541

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
	Residential Mortgages	Home Improvement and Home Equity	Installment	Total	Residential Mortgages	Home Improvement and Home Equity	Installment	Total
(000's)
Not graded	$27,835	$1,200	$7,599	$36,634	$29,063	$1,378	$7,862	$38,303
Pass	18,028	—	935	18,963	19,320	—	1,468	20,788
Special Mention	—	31	—	31	1,204	32	—	1,236
Substandard	2,927	—	630	3,557	2,449	—	—	2,449
Total	$48,790	$1,231	$9,164	$59,185	$52,036	$1,410	$9,330	$62,776

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

Commercial real estate loans – This segment is considered to have more risk in part because of the vulnerability of commercial businesses to economic cycles as well as the exposure to fluctuations in real estate prices because most of these loans are secured by real estate. Losses in this segment have however been historically low because most of the loans are real estate secured, and the bank maintains appropriate loan-to-value ratios.

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

Real estate construction and development loans –In a normal economy, this segment of loans is considered to have a higher risk profile due to construction and market value issues in conjunction with normal credit risks. Although residential real estate markets have improved, they are still distressed on a historical basis, and therefore carry higher risk.

Agricultural loans – This segment is considered to have risks associated with weather, insects, and marketing issues. In addition, concentrations in certain crops or certain agricultural areas can increase risk.

Installment loans (Includes consumer loans, overdrafts, and overdraft protection lines) – This segment is higher risk because many of the loans are unsecured.

The following summarizes the activity in the allowance for credit losses by loan category for the six months ended June 30, 2014 and 2013.

Six Months Ended	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
June 30, 2014
Beginning balance	$2,340	$1,862	$5,533	$583	$275	$—	$395	$10,988
Provision for credit losses	(1,026)	(52)	758	(92)	(23)	(46)	341	(140)

Charge-offs	(90)	(131)	(60)	—	—	—	(6)	(287)
Recoveries	172	9	222	3	36	46	—	488
Net recoveries	82	(122)	162	3	36	46	(6)	201

Ending balance	$1,396	$1,688	$6,453	$494	$288	$—	$730	$11,049
Period-end amount allocated to:
Loans individually evaluated for impairment	27	698	—	—	3	—	—	728
Loans collectively evaluated for impairment	1,369	990	6,453	494	285	—	730	10,321
Ending balance	$1,396	$1,688	$6,453	$494	$288	$—	$730	$11,049

Six Months Ended	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
June 30, 2013
Beginning balance	$1,614	$1,292	$2,814	$352	$288	$1	$5,423	$11,784
Provision for credit losses	1,362	600	158	27	24	(1)	(2,140)	30

Charge-offs	(349)	(216)	—	(136)	(27)	—	—	(728)
Recoveries	38	3	—	—	30	—	—	71
Net charge-offs	(311)	(213)	—	(136)	3	—	—	(657)

Ending balance	$2,665	$1,679	$2,972	$243	$315	$0	$3,283	$11,157
Period-end amount allocated to:
Loans individually evaluated for impairment	380	139	2	—	—	—	14	535
Loans collectively evaluated for impairment	2,285	1,540	2,970	243	315	0	3,269	10,622
Ending balance	$2,665	$1,679	$2,972	$243	$315	$0	$3,283	$11,157

The following summarizes the activity in the allowance for credit losses by loan category for the quarters ended June 30, 2014 and 2013.

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
June 30, 2014
Beginning balance	$1,628	$1,644	$6,645	$412	$310	$—	$445	$11,084
Provision for credit losses	(201)	98	(321)	80	(40)	—	291	(93)

Charge-offs	(87)	(56)	—	—	5	—	(6)	(144)
Recoveries	56	2	129	2	13	—	—	202
Net charge-offs	(31)	(54)	129	2	18	—	(6)	58

Ending balance	$1,396	$1,688	$6,453	$494	$288	$—	$730	$11,049
Period-end amount allocated to:
Loans individually evaluated for impairment	27	698	—	—	3	—	—	728
Loans collectively evaluated for impairment	1,369	990	6,453	494	285	—	730	10,321
Ending balance	$1,396	$1,688	$6,453	$494	$288	$—	$730	$11,049

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
June 30, 2013
Beginning balance	$1,462	$1,201	$1,805	$278	$250	$—	$6,407	$11,403
Provision for credit losses	1,240	569	1,167	101	86	—	(3,124)	39

Charge-offs	(59)	(93)	—	(136)	(24)	—	—	(312)
Recoveries	22	2	—	—	3	—	—	27
Net charge-offs	(37)	(91)	0	(136)	(21)	—	—	(285)

Ending balance	$2,665	$1,679	$2,972	$243	$315	$—	$3,283	$11,157
Period-end amount allocated to:
Loans individually evaluated for impairment	380	139	2	—	—	—	14	535
Loans collectively evaluated for impairment	2,285	1,540	2,970	243	315	—	3,269	10,622
Ending balance	$2,665	$1,679	$2,972	$243	$315	$—	$3,283	$11,157

The following summarizes information with respect to the loan balances at June 30, 2014 and December 31, 2013.

	June 30, 2014			December 31, 2013
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(000's)
Commercial and Business Loans	$615	$64,121	$64,736	$677	$67,783	$68,460
Government Program Loans	539	1,582	2,121	—	2,226	2,226
Total Commercial and Industrial	1,154	65,703	66,857	677	70,009	70,686

Commercial Real Estate Loans	8,113	145,589	153,702	10,189	133,730	143,919
Residential Mortgage Loans	4,644	44,146	48,790	5,384	46,652	52,036
Home Improvement and Home Equity Loans	—	1,231	1,231	—	1,410	1,410
Total Real Estate Mortgage	12,757	190,966	203,723	15,573	181,792	197,365

RE Construction and Development Loans	491	111,215	111,706	1,789	85,215	87,004

Agricultural Loans	38	31,439	31,477	45	30,887	30,932

Installment Loans	46	9,118	9,164	48	9,282	9,330

Total Loans	$14,486	$408,441	$422,927	$18,132	$377,185	$395,317

4.	Deposits

Deposits include the following:

(In thousands)	June 30, 2014	December 31, 2013
Noninterest-bearing deposits	$227,092	$214,317
Interest-bearing deposits:
NOW and money market accounts	194,589	198,928
Savings accounts	49,744	45,758
Time deposits:
Under $100,000	27,022	28,825
$100,000 and over	57,618	54,661
Total interest-bearing deposits	328,973	328,172
Total deposits	$556,065	$542,489

Total brokered deposits included in time deposits above	$13,514	$11,500

5.	Short-term Borrowings/Other Borrowings

At  June 30, 2014, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $283,153,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $6,416,000. At June 30, 2014, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. There are currently no restrictions on these lines of credit, although under the current Written Agreement with the Federal Reserve, the Bank’s liquidity position as well as its use of borrowing lines is monitored closely. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of June 30, 2014, $6,746,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $371,621,000 in real estate secured loans were pledged at June 30, 2014, as collateral for borrowing lines with the Federal Reserve Bank totaling $283,153,000. At June 30, 2014, the Company had no outstanding borrowings.

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

6.	Supplemental Cash Flow Disclosures

	Six Months Ended June 30,
(In thousands)	2014	2013
Cash paid during the period for:
Interest	$1,821	$752
Income taxes	$—	$—
Noncash investing activities:
Loans transferred to foreclosed assets	$1,065	$437
OREO financed	$—	$2,328
Sale of limited partnership interest financed	$3,000	$—

7.	Common Stock Dividend

On June 24, 2014, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of July 11, 2014, 149,448 additional shares were issued to shareholders on July 23, 2014. Because the stock dividend was considered a “small stock dividend,” approximately $831,000 was transferred from retained earnings to common stock based upon the $5.56 closing price of the Company’s common stock on the declaration date of June 24, 2014. There were no fractional shares paid. Except for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

During the first quarter of 2014, the Company's Board of Director's issued a one-percent (1%) stock dividend on the Company's outstanding common stock. Approximately $854,000 was transferred from retained earnings to common stock and 147,946 additional shares were issued to shareholders.

8.	Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income available to common shareholders (in thousands)	$2,047	$1,397	$2,956	$2,472

Weighted average shares issued	15,097,282	15,095,299	15,097,282	15,093,567
Add: dilutive effect of stock options	9,338	1,680	8,206	4,059
Weighted average shares outstanding adjusted for potential dilution	15,106,620	15,096,979	15,105,488	15,097,626

Basic earnings per share	$0.14	$0.09	$0.20	$0.16
Diluted earnings per share	$0.14	$0.09	$0.20	$0.16
Anti-dilutive stock options excluded from earnings per share calculation	151,000	165,000	151,000	169,000

9.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At June 30, 2014 and December 31, 2013, the Company had no recorded valuation allowance.

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

10.	Junior Subordinated Debt/Trust Preferred Securities

Effective September 30, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Company elected to defer interest payments on the Company's $15.0 million of junior subordinated debentures relating to its trust preferred securities. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals are elected, the Company will continue to record interest expense associated with the debentures. As of June 30, 2014, the Company ended the extension period and all accrued and unpaid interest was paid. The Company may redeem the junior subordinated debentures at anytime at par.

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

At June 30, 2014 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 7.59% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions.

The fair value calculation performed at June 30, 2014 resulted in a pretax loss adjustment of $129,000 ($76,000, net of tax) for the six months ended June 30, 2014, compared to a pretax loss adjustment of $660,000 ($388,000, net of tax) for the six months ended June 30, 2013.

The fair value calculation performed at June 30, 2014 resulted in a pretax gain adjustment of $216,000 ($127,000, net of tax) for the quarter ended June 30, 2014, compared to a pretax loss adjustment of $103,000 ($60,000, net of tax) for the quarter ended June 30, 2013.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

June 30, 2014
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$120,699	$120,699	$120,699	$—	$—
Interest-bearing deposits	1,518	1,518	—	1,518	—
Investment securities	51,258	51,258	10,824	40,434	—
Loans	411,119	407,991	—	—	407,991
Accrued interest receivable	1,827	1,827	—	1,827	—
Financial Liabilities:
Deposits:
Noninterest-bearing	227,092	227,092	227,092	—	—
NOW and money market	194,589	194,589	194,589	—	—
Savings	49,744	49,744	49,744	—	—
Time Deposits	84,640	84,713	—	—	84,713
Total Deposits	556,065	556,138	471,425		84,713
Junior Subordinated Debt	10,082	10,082	—	—	10,082
Accrued interest payable	39	39	—	39	—

December 31, 2013
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$135,212	$135,212	$135,212	$—	$—
Interest-bearing deposits	1,515	1,515	—	1,515	—
Investment securities	43,616	43,616	10,746	32,870	—
Loans	384,025	380,615	—	—	380,615
Accrued interest receivable	1,644	1,644	—	1,644	—
Financial Liabilities:
Deposits:
Noninterest-bearing	214,317	214,317	214,317	—	—
NOW and money market	198,928	198,928	198,928	—	—
Savings	45,758	45,758	45,758	—	—
Time Deposits	83,486	83,362	—	—	83,362
Total Deposits	542,489	542,365	459,003	—	83,362
Junior Subordinated Debt	11,125	11,125	—	—	11,125
Accrued interest payable	44	44	—	44	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain investments securities, certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no significant transfers in or out of Level 1 and Level 2 fair value measurements during the three months ended June 30, 2014.

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

Off-Balance Sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at June 30, 2014 and December 31, 2013.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheet and results of operations.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2014 and 2013:

June 30, 2014				December 31, 2013
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Discount Rate	7.59%	Junior Subordinated Debt	Discounted cash flow	Discount Rate	8.19%

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of June 30, 2014 (in 000’s):

Description of Assets	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$13,545	$—	$13,544	$—
U.S. Government collateralized mortgage obligations	33,912	7,023	26,890	—
Mutual Funds	3,801	3,801	—	—
Total AFS securities	$51,258	$10,824	$40,434	$—
Impaired loans (1):
Commercial and industrial	—	—	—	—
Real estate mortgage	—	—	—	—
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	$—	$—	$—	$—
Other real estate owned (1)	—	—	—	—
Total	$51,258	$10,824	$40,434	$—

Description of Liabilities	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,082	—	—	$10,082
Total	$10,082	—	—	$10,082

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

(1)Nonrecurring
(2)Recurring

The Company recorded no impairment loss on other real estate owned during the three and six months ended June 30, 2014. There were no fair value impairment adjustments for the nonrecurring fair value measurements performed during the three and six months ended June 30, 2014.

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2014 and 2013 (in 000’s):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$11,532	$11,125	$10,685	$10,068
Total losses (gains) included in earnings (or changes in net assets)	(216)	129	103	660
Capitalized interest	(1,234)	(1,172)	94	154
Ending balance	$10,082	$10,082	$10,882	$10,882
The amount of total losses (gains) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(216)	$129	$103	$660

12.	Goodwill and Intangible Assets

At June 30, 2014 and December 31, 2013, the Company had goodwill, core deposit intangibles, and other identified intangible assets which were recorded in connection with various business combinations and purchases. The following table summarizes the carrying value of those assets at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Goodwill	$4,488	$4,488
Core deposit intangible assets	—	62
Total goodwill and intangible assets	$4,488	$4,550

Core deposit intangibles are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007 and totaled approximately $2.9 million at June 30, 2014. The Company completed a "Step 0" analysis for the Campbell reporting unit as of March 31, 2014, and a "Step 1" at March 31, 2013, with no goodwill impairment.

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

Core Deposit Intangibles: The core deposit intangible asset related to the Legacy Bank Merger, which totaled $3.0 million at the time of merger, was amortized over an estimated life of approximately seven years. At June 30, 2014, there was no remaining carrying value of the core deposit intangible related to the Legacy Bank merger. The Company recognized no amortization expense related to the Legacy operating unit during the six months ended June 30, 2014. The Company recognized no amortization expense related to the Legacy operating unit during the six months ended June 30, 2013. At June 30, 2014, there was no remaining carrying value of core deposit intangible related to the Taft branch acquisitions completed in April 2004.

 The Company did not record an impairment loss for the six months ended June 30, 2014 or June 30, 2013.

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

Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact the results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth. Net interest income before provision for credit losses has increased between the six months ended June 30, 2014 and 2013, totaling $11,381,000 for the six months ended June 30, 2014 as compared to $10,602,000 for the six months ended June 30, 2013. The increase in net interest income between 2013 and 2014 was primarily the result of a shift in the asset mix as well as a decrease in the Company’s cost of funding between the two periods which outweighed the decline in the yield on interest-earning assets.

Average interest-earning assets increased approximately $35,511,000 between the six months ended June 30, 2014 and 2013. Components of the $35,511,000 increase in average earning assets between 2013 and 2014 included an increase of $9,069,000 in loans, a $19,939,000 increase in investment securities and an increase of $6,496,000 in overnight funds sold to the Federal Reserve Bank. During the past year, the Company’s cost of interest-bearing liabilities have continued to decline, with the average cost of interest-bearing liabilities dropping from 0.52% during the six months ended June 30, 2013, to 0.38% during the six months ended June 30, 2014.

Net interest income before provision for credit losses has increased between the quarters ended June 30, 2014 and 2013, totaling $5,916,000 for the quarter ended June 30, 2014 as compared to $5,342,000 for the quarter ended June 30, 2013. The increase in net interest income between 2013 and 2014 was primarily the result of purchases of investment securities and growth of the loan portfolio.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 6/30/14	YTD Average 12/31/13	YTD Average 6/30/13
Loans and Leases	69.90%	70.75%	72.80%
Investment securities available for sale	8.39%	5.45%	5.27%
Interest-bearing deposits in other banks	0.26%	0.27%	0.28%
Interest-bearing deposits in FRB	21.45%	23.53%	21.65%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	17.53%	15.56%	15.27%
Money market accounts	40.67%	41.96%	41.37%
Savings accounts	13.95%	12.40%	12.36%
Time deposits	24.54%	27.00%	27.98%
Other borrowings	0.00%	0.00%	0.00%
Subordinated debentures	3.31%	3.08%	3.02%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

The residential real estate markets in the five county region from Merced to Kern showed signs of improvement since 2013 and those trends continued into the second quarter of 2014. The severe declines in residential construction and home prices that began in 2008 continue to show signs of easing and reversing direction. The sustained period of double-digit price declines from 2008 – 2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, a primary focus is reduction of nonperforming assets while providing customers options to work through this difficult economic period. Options include combinations of rate and term concessions, as well as forbearance agreements with borrowers. Median sales prices improved in the five county region from Merced to Kern between June 2013 to June 2014. Total nonperforming loans decreased during the six months ended June 30, 2014, totaling $14,569,000 at June 30, 2014 compared to $18,102,000 reported at December 31, 2013.

As a result of a modest improvement in the economy, the Company has experienced improvement in the loan portfolio between 2013 and 2014. During the six months ended June 30, 2014, the Company experienced increases in real estate construction development and real estate mortgage loans, but experienced decreases in commercial and industrial loans, compared to the same period ended June 30, 2013. Loans increased $27,610,000 between December 31, 2013 and June 30, 2014, and increased $17,886,000 between June 30, 2013 and June 30, 2014. Commercial and industrial loans decreased $3,829,000 between December 31, 2013 and June 30, 2014 and decreased $8,922,000 between June 30, 2013 and June 30, 2014. Real estate mortgage loans increased $6,358,000 between December 31, 2013 and June 30, 2014, and $536,000 between June 30, 2013 and June 30, 2014. Agricultural loans increased $545,000 between December 31, 2013 and June 30, 2014 and increased $2,450,000 between June 30, 2013 and June 30, 2014.  Commercial real estate loans (a component of real estate mortgage loans) have remained as a significant percentage of total loans over the past year, amounting to 36.34%, 36.41%, and 36.20%, of the total loan portfolio at June 30, 2014, December 31, 2013, and June 30, 2013, respectively. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $48,790,000 or 11.54% of the portfolio at June 30, 2014, $52,036,000, or 13.16% of the portfolio at December 31, 2013, and $54,972,000 or 13.57% of the portfolio at June 30, 2013. Loan participations purchased have remained the same from $30,000 or 0.01% of the portfolio at June 30, 2013, to $30,000 or 0.01% of the portfolio at December 31, 2013, but have increased to $888,000 or less than 0.21% of the portfolio at June 30, 2014. Loan participations sold decreased from $12,412,000 or 3.06% of the portfolio at June 30, 2013, to $9,786,000 or 2.5% of the portfolio at December 31, 2013, to $9,516,000, or 2.3%, at June 30, 2014.

Although market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped maintain adequate margins. The Company’s net interest margin increased to 3.97% for the six months ended June 30, 2014, when compared to 3.94% for the six months ended June 30, 2013. The net interest margin has been impacted slightly by increases in the loan portfolio and purchases of investment securities, both of which are higher yielding assets compared to overnight investments with the Federal Reserve Bank. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. Loans yielded 5.69% during the six months ended June 30, 2014, as compared to 5.62% for the six months ended June 30, 2013.  The decrease in the Company’s cost of funds over the past year has mitigated the impact of declining yields on earning assets. The Company’s average cost of funds was 0.38% for the six months ended June 30, 2014, as compared to 0.52% for the six months ended June 30, 2013. Although the Company does not intend to increase its current level of brokered deposits, the levels of brokered deposits are expected to remain level at least in the short-term. The Company is currently only utilizing CDARs reciprocal deposits as a concession to our customers. The $13,514,000 in brokered deposits at June 30, 2014 continues to provide the Company with a low-cost source of deposits. The Company will continue to utilize these funding sources when required to maintain prudent liquidity levels, while seeking to increase core deposits when possible.

Total noninterest income of $2,822,000 reported for the six months ended June 30, 2014 increased $1,196,000 or 73.55% as compared to the six months ended June 30, 2013. Noninterest income continues to be driven by customer service fees, which totaled $1,682,000 for the six months ended June 30, 2014. However, the increase in noninterest income between the two periods was primarily the result of a $531,000 decrease in loss on fair value of financial liability as well as a $691,000 gain on sale of investment during the six months ended June 30, 2014.

Noninterest expense increased approximately $1,311,000 or 15.94% between the six months ended June 30, 2013 and June 30, 2014. The increase experienced during the six months ended June 30, 2014, was primarily the result of an increase of $1,582,000 in the net operating cost on OREO.

Effective March 31, 2009, and beginning with the quarterly interest payment due October 1, 2009, the Company deferred interest payments on the Company's $15.0 million of junior subordinated debentures relating to its trust preferred securities. This was the result of regulatory restraints which have precluded the Bank from paying dividends to the Holding Company. The Agreement with the Federal Reserve Bank entered into during March 2010 specifically prohibits the Company and the Bank from making any payments on the junior subordinated debt without prior approval of the Federal Reserve Bank. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals are elected, the Company will continue to record interest expense associated with the debentures. As of June 30, 2014, the Company ended the extension period and all accrued and unpaid interest was paid.

The Company has not paid any cash dividends on its common stock since the second quarter of 2008 and does not expect to resume cash dividends on its common stock for the foreseeable future. Pursuant to the Agreement entered into with the Federal Reserve Bank during March of 2010, the Company and the Bank are precluded from paying cash dividends without prior consent of the Federal Reserve Bank.  On June 24, 2014, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of July 11, 2014, an additional 149,448 shares were issued to shareholders.

For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the six months ended June 30, 2014. Total assets increased approximately $16,881,000 during the six months ended June 30, 2014, including an increase of $27,094,000 in net loans and an increase of $7,642,000 in investment securities. Total deposits increased $13,576,000, including an increase of $12,775,000 in noninterest-bearing deposits and $1,154,000 in time deposits, partially offset by decreases of $353,000 in savings and NOW and money market accounts during the six months ended June 30, 2014. Average loans comprised approximately 69.90% and 72.80% of overall average earning assets during the six months ended June 30, 2014 and June 30, 2013, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, remained high during the six months ended June 30, 2014, but decreased $3,379,000 from a balance of $32,048,000 at December 31, 2013 to a balance of $28,669,000 at June 30, 2014. Nonaccrual loans totaling $9,549,000 at June 30, 2014, decreased $2,792,000 from the balance of $12,341,000 reported at December 31, 2013. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $3,646,000 during the six months ended June 30, 2014 with a balance of $14,486,000 at June 30, 2014. Other real estate owned through foreclosure increased $154,000 between December 31, 2013 and June 30, 2014 as a result of three properties being added to OREO. As a result of the related events, nonperforming assets as a percentage of total assets decreased from 5.04% at December 31, 2013 to 4.39% at June 30, 2014.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for loan and lease losses and provision for credit losses for the periods shown.

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
(Benefit) provision for credit losses during period	$(140)	$(1,098)	$30
Allowance as % of nonperforming loans	75.84%	60.70%	50.99%

Nonperforming loans as % total loans	3.44%	4.58%	5.40%
Restructured loans as % total loans	1.80%	2.29%	3.69%

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Restructured loans comprise 27 loans totaling $7,627,000 at June 30, 2014, compared to 35 loans totaling $9,059,000 at December 31, 2013.

The Company recorded a negative provision of $140,000 to the allowance for credit losses during the six months ended June 30, 2014, as compared to a provision of $30,000 for the six months ended June 30, 2013. Net loan and lease recoveries during the six months ended June 30, 2014 totaled $201,000 as compared to net charge-offs of $657,000 for the six months ended June 30, 2013. The Company charged-off, or had partial charge-offs on, approximately 8 loans during the six months ended June 30, 2014, as compared to 5 loans during the same period ended June 30, 2013, and 24 loans during the year ended December 31, 2013. The annualized percentage net recoveries to average loans were 0.10% and net charge-offs to average loans were 0.34% for the six months ended June 30, 2014 and 2013, respectively, as compared to net recoveries of 0.08% for the year ended December 31, 2013.

Deposits increased by $13,576,000 during the six months ended June 30, 2014, primarily due to increases experienced in non-interest bearing deposits. The Company continues to maintain a low reliance on brokered deposits and other wholesale funding sources, while maintaining sufficient liquidity. Brokered deposits totaled $13,514,000 or 2.43% of total deposits at June 30, 2014, as compared to $11,500,000 or 2.12% of total deposits at December 31, 2013, and $16,232,000 or 2.97% of total deposits at June 30, 2013.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have remained low during the first six months of 2014. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.52% at June 30, 2014, as compared to 1.54% at December 31, 2013. Pursuant to fair value accounting guidance, the Company has recorded $129,000 in pretax fair value loss on its junior subordinated debt during the six months ended June 30, 2014, bringing the total cumulative gain recorded on the debt to $5,382,000 at June 30, 2014.

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

Results of Operations

On a year-to-date basis, the Company reported net income of $2,956,000 or $0.20 per share ($0.20 diluted) for the six months ended June 30, 2014, as compared to $2,472,000 or $0.16 per share ($0.16 diluted) for the same period in 2013. The Company’s return on average assets was 0.90% for the six months ended June 30, 2014, as compared to 0.78% for the six months ended June 30, 2013. The Bank’s return on average equity was 7.64% for the six months ended June 30, 2014, as compared to 7.04% for the six months ended June 30, 2013.

For the quarters ended June 30, 2014 and 2013, the Company reported net income of $2,047,000 or $0.14 per share ($0.14 diluted) and $1,397,000 or $0.09 per share ($0.09 diluted), respectively. The Company’s return on average assets was 1.25% for the quarter ended June 30, 2014, compared to 0.88% for the quarter ended June 30, 2013. The Bank’s return on average equity was was 10.44% for the quarter ended June 30, 2014, compared to 7.85% for the quarter ended June 30, 2013.

Net Interest Income

Net interest income before provision for credit losses totaled $11,381,000 for the six months ended June 30, 2014, representing an increase of $779,000, or 7.35%, when compared to the $10,602,000 reported for the same period of the previous year.

The Company’s year-to-date net interest margin, as shown in Table 1, increased to 3.97% at June 30, 2014 from 3.94% at June 30, 2013, a increase of 3 basis points (100 basis points = 1%) between the two periods. While average market rates of interest have remained level between the six months ended June 30, 2014 and 2013 (the Prime rate averaged 3.25% during both periods), the decrease in the Company’s yield on loans and investment securities, as well as a change in the earning asset mix to lower earning assets, negatively impacted the net margin between the two periods.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Six Months Ended June 30, 2014 and 2013

		2014			2013
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans and leases (1)	$404,207	$11,415	5.69%	$395,138	$11,020	5.62%
Investment Securities – taxable	48,534	461	1.92%	28,595	338	2.38%
Interest-bearing deposits in other banks	1,516	3	0.40%	1,509	4	0.53%
Interest-bearing deposits in FRB	124,032	147	0.24%	117,536	135	0.23%
Total interest-earning assets	578,289	$12,026	4.19%	542,778	$11,497	4.27%
Allowance for credit losses	(11,061)			(11,506)
Noninterest-earning assets:
Cash and due from banks	19,653			22,892
Premises and equipment, net	12,062			12,077
Accrued interest receivable	1,369			1,302
Other real estate owned	14,131			21,675
Other assets	46,102			47,665
Total average assets	$660,545			$636,883
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$59,985	$31	0.10%	$52,757	$31	0.12%
Money market accounts	139,230	238	0.34%	142,810	354	0.50%
Savings accounts	47,755	46	0.19%	42,650	43	0.20%
Time deposits	83,989	206	0.49%	96,569	314	0.66%
Other borrowings	—	—	0.00%	—	—	0.00%
Junior subordinated debentures	11,317	124	2.21%	10,410	153	2.96%
Total interest-bearing liabilities	342,276	$645	0.38%	345,196	$895	0.52%
Noninterest-bearing liabilities:
Noninterest-bearing checking	232,495			214,801
Accrued interest payable	69			104
Other liabilities	7,724			5,938
Total Liabilities	582,564			566,039

Total shareholders' equity	77,981			70,844
Total average liabilities and shareholders' equity	$660,545			$636,883
Interest income as a percentage of average earning assets			4.19%			4.27%
Interest expense as a percentage of average earning assets			0.22%			0.33%
Net interest margin			3.97%			3.94%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $188,000 and $21,000 for the six months ended June 30, 2014 and 2013, respectively.

Interest rates and Interest Differentials

Three Months Ended June 30, 2014 and 2013

		2014			2013
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans and leases (1)	$413,039	$5,940	5.77%	$396,203	$5,554	5.62%
Investment Securities – taxable	52,223	233	1.79%	26,396	140	2.13%
Interest-bearing deposits in other banks	1,517	1	0.26%	1,510	2	0.53%
Interest-bearing deposits in FRB	107,394	64	0.24%	119,860	70	0.23%
Total interest-earning assets	574,173	$6,238	4.36%	543,969	$5,766	4.25%
Allowance for credit losses	(11,106)			(11,257)
Noninterest-earning assets:
Cash and due from banks	18,746			22,773
Premises and equipment, net	12,036			11,978
Accrued interest receivable	1,437			1,287
Other real estate owned	14,281			20,005
Other assets	45,117			46,853
Total average assets	$654,684			$635,608
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$61,169	$16	0.10%	$52,829	$16	0.12%
Money market accounts	136,100	118	0.35%	138,877	143	0.41%
Savings accounts	48,232	25	0.21%	42,204	20	0.19%
Time deposits	83,880	100	0.48%	95,281	152	0.64%
Other borrowings	—	—	0.00%	—	—	0.00%
Junior subordinated debentures	11,481	63	2.20%	10,721	93	3.48%
Total interest-bearing liabilities	340,862	$322	0.38%	339,912	$424	0.50%
Noninterest-bearing liabilities:
Noninterest-bearing checking	227,021			218,089
Accrued interest payable	69			97
Other liabilities	8,067			6,076
Total Liabilities	576,019			564,174

Total shareholders' equity	78,665			71,434
Total average liabilities and shareholders' equity	$654,684			$635,608
Interest income as a percentage of average earning assets			4.36%			4.25%
Interest expense as a percentage of average earning assets			0.22%			0.31%
Net interest margin			4.14%			3.94%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $110,000 and $13,000 for the quarters ended June 30, 2014 and 2013, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the six months ended June 30, 2014 compared to June 30, 2013
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$395	$140	$255
Investment securities available for sale	123	(77)	200
Interest-bearing deposits in other banks	(1)	(1)	—
Interest-bearing deposits in FRB	12	4	8
Total interest income	529	66	463
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(116)	(123)	7
Savings and money market accounts	3	(2)	5
Time deposits	(108)	(71)	(37)
Other borrowings	—	0	—
Subordinated debentures	(29)	(41)	12
Total interest expense	(250)	(237)	(13)
Increase in net interest income	$779	$303	$476

For the six months ended June 30, 2014, total interest income increased approximately $529,000 or 4.60% as compared to the six months ended June 30, 2013. Earning asset volumes increased in investment securities available for sale, loans and leases, and interest-bearing deposits in other banks between the two periods with a large increases experienced in investment securities and loans and leases, which on average increased $19,939,000 and $9,069,000, respectively, between the two periods. The average rates on loans increased 7 basis points between the two periods, and the average rate on investment securities decreased approximately 47 basis points during the six months ended June 30, 2014 as compared to the same period of 2013.

For the six months ended June 30, 2014, total interest expense decreased approximately $250,000, or 27.93% as compared to the six months ended June 30, 2013. Between those two periods, average interest-bearing liabilities decreased by $2,920,000, while the average rates paid on these liabilities decreased by 14 basis points.

For the quarter ended June 30, 2014, total interest income increased $472,000 or 8.19%, as compared to the quarter ended June 30, 2013. Comparing those two periods, average interest earning assets increased $30,204,000, with the large increases experienced in investment securities and loans and leases. The average rate on total interest-earning assets increased 11 basis points, primarily due to an increase of 15 basis points on average rates paid on loans. For the quarter ended June 30, 2014, total interest expense decreased $102,000 or 24.06% as compared to the quarter ended June 30, 2013, as a result of a 12 basis point decrease on the average rates paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 0.38% for the quarter ended June 30, 2014, compared to 0.50% for the same period ended June 30, 2013.

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
For the six months ended June 30, 2014, the provision to the allowance for credit losses amounted to a benefit of $140,000 as compared to a provision of $30,000 for the six months ended June 30, 2013. For the quarter ended June 30, 2014, the provision to the allowance for credit losses amounted to a benefit of $93,000, as compared to a provision of $39,000 for the quarter ended June 30, 2013.

The amount provided to the allowance for credit losses during the first six months of 2014 brought the allowance to 2.62% of net outstanding loan balances at June 30, 2014, as compared to 2.78% of net outstanding loan balances at December 31, 2013, and 2.75% at June 30, 2013.

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2014 and 2013:

(In thousands)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Amount of Change	Percent Change
Customer service fees	$1,682	$1,681	$1	0.06%
Increase in cash surrender value of BOLI	255	277	(22)	(7.94)%
Loss on fair value of financial liability	(129)	(660)	531	(80.45)%
Gain on sale of other investment	691	—	691	100.00%
Gain on sale of fixed assets	25	—	25	100.00%
Other	298	328	(30)	(9.15)%
Total noninterest income	$2,822	$1,626	$1,196	73.55%

Noninterest income for the six months ended June 30, 2014 increased $1,196,0000 or 73.55% when compared to the same period of 2013. Customer service fees, the primary component of noninterest income, increased $1,000 or 0.06% between the two periods presented. The increase in noninterest income of $1,196,000 between the two periods includes a reduction in the loss on fair value of financial liability and a gain on sale of a real estate limited partnership interest. The change in the fair value of financial liability is primarily caused by a modest decline in Libor rates beyond two years as compared to the previous quarter.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2014 and 2013:

Table 4. Changes in Noninterest Expense

(In thousands)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Amount of Change	Percent Change
Salaries and employee benefits	$4,805	$4,474	$331	7.40%
Occupancy expense	1,829	1,788	41	2.29%
Data processing	69	93	(24)	(25.81)%
Professional fees	507	820	(313)	(38.17)%
FDIC/DFI insurance assessments	472	698	(226)	(32.38)%
Director fees	117	117	—	—%
Amortization of intangibles	62	93	(31)	(33.33)%
Correspondent bank service charges	59	157	(98)	(62.42)%
Loss on California tax credit partnership	47	65	(18)	(27.69)%
Net (gain) cost on operation of OREO	364	(1,218)	1,582	(129.89)%
Other	1,207	1,140	67	5.88%
Total expense	$9,538	$8,227	$1,311	15.94%

Noninterest expense increased $1,311,000 between the six months ended June 30, 2014 and 2013. The net increase in noninterest expense between the comparative periods is primarily the result of a increase on net cost of operation on OREO due to gains on sale of OREO realized in 2013.

Included in net costs on operations of OREO for the six months ended June 30, 2014, are OREO operating expenses totaling $471,000, partially offset by $107,000 in gains on sale of OREO. Net operating cost on operations of OREO for the six months ended June 30, 2013, includes gains on sale of OREO of $1,949,000, which were partially offset by OREO operating expenses of $613,000.

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

The Company reviews its current tax positions at least quarterly based upon accounting standards related to uncertainty in income taxes which includes the criteria required for the income tax benefit, all or in part, to be recognized in a taxable entity’s financial statements. Under the income tax guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority. The Company has reviewed all of its tax positions as of June 30, 2014, and has determined that there are no material amounts that should be recorded under the current income tax accounting guidelines.

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At June 30, 2014 and December 31, 2013, the Company had no recorded valuation allowance. The Company performs an analysis of the valuation allowance considering both tax planning strategies and future earnings as a basis for utilizing the deferred tax assets. The tax planning strategies include the sale of certain bank premise and the surrender of Bank Owned Life Insurance. In its review of a requirement for a valuation allowance, the Company identifies both positive and negative evidence to determine whether a valuation allowance is required.
Financial Condition

Total assets increased $16,881,000, or 2.65% to a balance of $652,810,000 at June 30, 2014, from the balance of $635,929,000 at December 31, 2013, and increased $17,148,000, or 2.70%, from the balance of $635,662,000 at June 30, 2013. Total deposits of $556,065,000 at June 30, 2014, increased $13,576,000, or 2.50% from the balance reported at December 31, 2013, and increased $8,964,000, or 1.64%, from the balance of $547,101,000 reported at June 30, 2013. Cash and cash equivalents decreased $14,513,000, or 10.73%, between December 31, 2013 and June 30, 2014; net loans increased $27,094,000, or 7.06% to a balance of $411,119,000; and investment securities increased by $7,642,000, or 17.52% during the first six months of 2014.

Earning assets averaged approximately $578,289,000 during the six months ended June 30, 2014, as compared to $542,778,000 for the same period of 2013. Average interest-bearing liabilities decreased to $342,276,000 for the six months ended June 30, 2014, from $345,196,000 reported for the comparative period of 2013.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $422,927,000 at June 30, 2014, an increase of $27,610,000, or 6.98%, when compared to the balance of $395,317,000 at December 31, 2013, and an increase of $17,886,000, or 4.42%, when compared to the balance of $405,041,000 reported at June 30, 2013. Loans on average increased $9,069,000, or 2.30%, between the six months ended June 30, 2013 and June 30, 2014, with loans averaging $404,207,000 for the six months ended June 30, 2014, as compared to $395,138,000 for the same period of 2013.

During the first six months of 2014, decreases of $3,829,000 and $166,000 were experienced in commercial and industrial loans and installment loans, respectively.  Real estate construction and real estate mortgage loans increased $24,702,000 or 28.39%, and $6,358,000 or 3.22%, respectively, during the first six months of 2014.

The following table sets forth the amounts of loans outstanding by category at June 30, 2014 and December 31, 2013, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	June 30, 2014		December 31, 2013
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$66,857	15.8%	$70,686	17.9%	$(3,829)	(5.42)%
Real estate – mortgage	203,723	48.2%	197,365	49.9%	6,358	3.22%
RE construction & development	111,706	26.4%	87,004	22.0%	24,702	28.39%
Agricultural	31,477	7.4%	30,932	7.8%	545	1.76%
Installment/other	9,164	2.2%	9,330	2.5%	(166)	(1.78)%
Total Gross Loans	$422,927	100.0%	$395,317	100.1%	$27,610	6.98%

The overall average yield on the loan portfolio was 5.69% for the six months ended June 30, 2014, as compared to 5.62% for the six months ended June 30, 2013. At June 30, 2014, 42.4%% of the Company's loan portfolio consisted of floating rate instruments, as compared to 42.7% of the portfolio at December 31, 2013, with the majority of those tied to the prime rate. Approximately 29.85% or $53,444,000 million of the floating rate loans have rate floors at June 30, 2014, making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. Approximately $11,739,000 of the $53,444,000 in loans with floors have floor spreads of 100 basis points or more, meaning that interest rates would need to increase more than 1% (or 100 basis points) before the rates on those loans would increase and effectively become floating rate loans again. The portfolio of floating rate loans with floors has a relatively short duration with $13,016,000 million maturing in one year or less, and $13,968,000 maturing in less than two years.

Deposits

Total deposits were $556,065,000 at June 30, 2014, representing an increase of $13,576,000, or 2.50% from the balance of $542,489,000 reported at December 31, 2013, and an increase of $8,964,000, or 1.64% from the balance of $547,101,000 reported at June 30, 2013.

The following table sets forth the amounts of deposits outstanding by category at June 30, 2014 and December 31, 2013, and the net change between the two periods presented.

Table 6. Deposits

(In thousands)	June 30, 2014	December 31, 2013	Net Change	Percentage Change
Noninterest bearing deposits	$227,092	$214,317	$12,775	5.96%
Interest bearing deposits:
NOW and money market accounts	194,589	198,928	(4,339)	-2.18%
Savings accounts	49,744	45,758	3,986	8.71%
Time deposits:
Under $100,000	27,022	28,825	(1,803)	-6.25%
$100,000 and over	57,618	54,661	2,957	5.41%
Total interest bearing deposits	328,973	328,172	801	0.24%
Total deposits	$556,065	$542,489	$13,576	2.50%

The Company's deposit base consists of two major components represented by noninterest bearing (demand) deposits and interest bearing deposits, totaling $227,092,000 and $328,973,000 at June 30, 2014, respectively. Interest bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest bearing deposits increased $801,000, or 0.24%, between December 31, 2013 and June 30, 2014, and noninterest bearing deposits increased $12,775,000, or 5.96% between the same two periods presented. Included in the increase of $801,000 in interest bearing deposits during the six months ended June 30, 2014, is an increase of $3,986,000 in savings accounts and an increase of $2,957,000 in time deposits of $100,000 and over.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 87.21% and 86.73% of the total deposit portfolio at June 30, 2014 and December 31, 2013, respectively. Brokered deposits totaled $13,514,000 at June 30, 2014, as compared to $11,500,000 at December 31, 2013, and $16,232,000 at June 30, 2013. Brokered deposits were 2.43% and 2.12% of total deposits at June 30, 2014 and December 31, 2013, respectively.

During the six months ended June 30, 2014, increases were experienced in time deposits. While total time deposits increased by $1,154,000, or 0.35%, during the six months ended June 30, 2014, brokered deposits, a component of total time deposits, increased $2,014,000, or 17.51%  Although the Company will continue to use pricing strategies to control the overall level of time deposits and other borrowings as part of its balance sheet and liquidity planning process, the March 2010 agreement with the Federal Reserve Bank required reductions in brokered deposits, placing increased emphasis on core deposits as part of the Company’s long-term relationship banking strategy.  As a result, core deposits, including NOW and money market accounts, savings accounts, and noninterest-bearing checking accounts, continue to provide the Company’s primary funding source.

On a year-to-date average, the Company experienced an increase of $13,867,000, or 2.52%, in total deposits between the six months ended June 30, 2014 and June 30, 2013. Between these two periods, average interest bearing deposits decreased $3,827,000 or 1.14%, while total noninterest-bearing deposits increased $17,694,000, or 8.24%, on a year-to-date average basis.

Short-Term Borrowings

At  June 30, 2014, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $283,153,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $6,416,000. At June 30, 2014, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At June 30, 2014 and June 30, 2013, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $254,761,000, collateralized FHLB lines of credit totaling $7,094,000, and an uncollateralized lines of credit with PCBB of $10,000,000 at December 31, 2013.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors, including economic factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss". Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At June 30, 2014, “classified” loans totaled $37,356,000 or 8.83% of gross loans as compared to $38,365,000 or 9.70% of gross loans at December 31, 2013.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at June 30, 2014 and December 31, 2013, as well as classified loans at those period-ends.

(in 000's)	June 30, 2014	December 31, 2013
Specific allowance – impaired loans	$728	$762
Formula allowance – classified loans not impaired	3,323	3,205
Formula allowance – special mention loans	28	31
Total allowance for special mention and classified loans	4,079	3,998

Formula allowance for pass loans	6,240	6,595
Unallocated allowance	730	395
Total allowance for loan losses	$11,049	$10,988

Impaired loans	14,486	18,132
Classified loans not considered impaired	22,870	20,233
Total classified loans	$37,356	$38,365
Special mention loans not considered impaired	$1,477	$1,825

Impaired loans decreased $3,646,000 between December 31, 2013 and June 30, 2014 and the specific allowance related to those impaired loans decreased $34,000 between December 31, 2013 and June 30, 2014. The formula allowance related to loans that are not impaired (including special mention and substandard) increased by $115,000 between December 31, 2013 and June 30, 2014. The level of “pass” loans increased approximately $30,358,000 between December 31, 2013 and June 30, 2014, while the related formula allowance decreased $355,000 during the same period. The formula allowance for “pass loans”is derived from the loan loss factors under migration analysis. Due to improvements in lending policies and loan review quality, less reserve is required for pass loans.

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

At June 30, 2014 and December 31, 2013, the Company's recorded investment in impaired loans totaled $14,486,000 and $18,132,000, respectively. Included in total impaired loans at June 30, 2014, are $4,751,000 of impaired loans for which the related specific allowance is $728,000, as well as $9,735,000 of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2013 included $5,460,000 of impaired loans for which the related specific allowance is $762,000 and $12,672,000 of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $14,877,000 during the first six months of 2014. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At June 30, 2014, included in impaired loans, are troubled debt restructures totaling $7,627,000. Of the $7,627,000 in troubled debt restructures at June 30, 2014, $2,607,000 are on nonaccrual status. Troubled debt restructures on accrual status totaling $5,020,000 are current with regards to payments, and are performing according to the modified contractual terms.

The largest category of impaired loans at June 30, 2014 is real estate mortgage, comprising approximately 88.06% of total impaired loans at June 30, 2014. Additionally, commercial and industrial and real estate construction loans combined represent approximately another 11.36% of total impaired loan balances at June 30, 2014. Of the $1,154,000 in commercial and industrial impaired loans reported at June 30, 2014, none are secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at June 30, 2014, approximately $13,338,000 or 92.08% are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at June 30, 2014 and December 31, 2013.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	June 30, 2014	June 30, 2014	December 31, 2013	December 31, 2013
Commercial and industrial	$1,154	$27	$677	$9
Real estate – mortgage	12,757	698	15,573	753
RE construction & development	491	—	1,789	—
Agricultural	38	—	45	—
Installment/other	46	3	48	—
Commercial lease financing	—	—	—	—
Total Impaired Loans	$14,486	$728	$18,132	$762

Included in impaired loans are loans modified in troubled debt restructurings (“TDRs”), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At June 30, 2014, approximately $5,946,000 of the total $7,627,000 in TDRs was for real estate mortgages, and another $490,000 related to real estate construction and development loans at June 30, 2014.

Total troubled debt restructurings decreased 15.81% at June 30, 2014 compared to December 31, 2013. Nonaccrual TDRs decreased by 20.95% and accruing TDRs decreased by 12.86% over the same period. Within TDR categories, total residential mortgages and real estate construction TDRs showed a decrease of 22.38%. The majority of these credits are related to real estate construction projects that slowed significantly or stalled. The Company has pursued restructuring the qualified credits while the construction industry recovers in order to allow developers an opportunity to finish projects at a slower pace. Concessions granted in these circumstances include lengthened maturities, lower lot release prices, or rate reductions that enable the borrower to finish the construction projects and repay loans to the Company. The Company has had general success in its restructuring efforts even though not all restructured efforts will be entirely successful.

The following table summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at June 30, 2014 and December 31, 2013.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in thousands)	June 30, 2014	June 30, 2014	June 30, 2014
Commercial and industrial	$1,107	$—	$1,107
Real estate - mortgage:
Commercial real estate	1,410	1,410	—
Residential mortgages	4,536	1,197	3,339
Home equity loans	—	—	—
Total real estate mortgage	5,946	2,607	3,339
RE construction & development	490	—	490
Agricultural	38	—	38
Installment/other	46	—	46
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$7,627	$2,607	$5,020

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in thousands)	December 31, 2013	December 31, 2013	December 31, 2013
Commercial and industrial	$675	$—	$675
Real estate - mortgage:
Commercial real estate	1,468	1,468	—
Residential mortgages	5,273	1,583	3,690
Home equity loans	—	—	—
Total real estate mortgage	6,741	3,051	3,690
RE construction & development	1,551	247	1,304
Agricultural	44	—	44
Installment/other	48	—	48
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$9,059	$3,298	$5,761

Of the $7,627,000 in total TDRs at June 30, 2014, $2,607,000 were on nonaccrual status at period-end. Of the $9,059,000 in total TDRs at December 31, 2013, $3,298,000 were on nonaccrual status at period-end. As of June 30, 2014, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

The following table summarizes special mention loans by type at June 30, 2014 and December 31, 2013.

(in thousands)	June 30, 2014	December 31, 2013
Commercial and industrial	$342	$590
Real estate - mortgage:
Commercial real estate	1,104	—
Residential mortgages	—	1,204
Home equity loans	31	32
Total real estate mortgage	1,135	1,236
RE construction & development	—	—
Agricultural	—	—
Installment/other	—	—
Commercial lease financing	—	—
Total Special Mention Loans	$1,477	$1,826

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

Table 7. Allowance for Credit Losses - Summary of Activity

(In thousands)	June 30, 2014	June 30, 2013
Total loans outstanding at end of period before deducting allowances for credit losses	$422,168	$405,035
Average loans outstanding during period	404,207	395,138

Balance of allowance at beginning of period	10,988	11,784
Loans charged off:
Real estate	(191)	(216)
Commercial and industrial	(90)	(485)
Installment and other	(6)	(27)
Total loans charged off	(287)	(728)
Recoveries of loans previously charged off:
Real estate	231	3
Commercial and industrial	175	38
Installment and other	82	30
Total loan recoveries	488	71
Net loans recovered (charged off)	201	(657)

Provision charged to operating expense	(140)	30
Balance of allowance for credit losses at end of period	$11,049	$11,157

Net loan (recoveries) charge-offs to total average loans (annualized)	(0.10)%	0.34%
Net loan (recoveries) charge-offs to loans at end of period (annualized)	(0.19)%	0.22%
Allowance for credit losses to total loans at end of period	2.62%	2.75%
Net loan (recoveries) charge-offs to allowance for credit losses (annualized)	(7.28)%	7.85%
Provision for credit losses to net (recoveries) charge-offs (annualized)	(69.65)%	(4.57)%

Net loan charge-offs decreased $858,000 during the six months ended June 30, 2014 when compared to the six months ended June 30, 2013. Net loan recoveries of $201,000 experienced during the six months ended June 30, 2014 included full or partial charge-offs of $192,000 in impaired loans.

At June 30, 2014 and June 30, 2013, $328,000 and $144,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, reported separately in other liabilities. Management believes that the 2.62% credit loss allowance at June 30, 2014 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in losses to the loan portfolio.

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

Table 8. Nonperforming Assets

(In thousands)	June 30, 2014	December 31, 2013
Nonaccrual Loans	$9,549	$12,341
Restructured Loans (1)	5,020	5,761
Total nonperforming loans	14,569	18,102
Other real estate owned	14,100	13,946
Total nonperforming assets	$28,669	$32,048

Nonperforming loans to total gross loans	3.44%	4.58%
Nonperforming assets to total assets	4.39%	5.04%
Allowance for loan losses to nonperforming loans	75.84%	60.70%

(1)	Included in nonaccrual loans at June 30, 2014 and December 31, 2013 are restructured loans totaling $2,607,000 and $3,298,000, respectively.

Non-performing loans decreased $3,533,000 between December 31, 2013 and June 30, 2014. Nonaccrual loans decreased $2,792,000 between December 31, 2013 and June 30, 2014, with real estate mortgage and real estate construction loans each comprising approximately 98.50% of total nonaccrual loans at June 30, 2014. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans increased from 60.70% at December 31, 2013 to 75.84% at June 30, 2014.

	Balance	Balance	Change from
Nonaccrual Loans (in 000's):	June 30, 2014	December 31, 2013	December 31, 2013
Commercial and industrial	$143	$—	$143
Real estate - mortgage	9,406	11,873	(2,467)
RE construction & development	—	468	(468)
Agricultural	—	—	0
Installment/other	—	—	—
Total Nonaccrual Loans	$9,549	$12,341	$(2,792)

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at June 30, 2014 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At June 30, 2014, the Company had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At June 30, 2014, the Bank had 64.67% of total assets in the loan portfolio and a loan to deposit ratio of 75.92%, as compared to 62.12% of total assets in the loan portfolio and a loan to deposit ratio of 72.81% at December 31, 2013. Liquid assets at June 30, 2014, include cash and cash equivalents totaling $120,699,000 as compared to $135,212,000 at December 31, 2013. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $299,569,000 and an uncollateralized line of credit from Pacific Coast Banker's Bank (PCBB) of $10,000,000 at June 30, 2014.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion). The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Since the quarter ended March 31, 2009, the Bank has been precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at March 31, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. During the second quarter of 2014, the Bank received approval from the Federal Reserve Bank to upstream a dividend to the parent company for the purpose of payment of deferred interest on the Company's junior subordinated debt.  During the six months ended June 30, 2014, the Company received $1,291,000 in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2012	$141,627
June 30, 2013	$138,269
December 31, 2013	$135,212
June 30, 2014	$120,699

Cash and cash equivalents decreased $14,513,000 during the six months ended June 30, 2014, as compared to a decrease of $3,358,000 during the six months ended June 30, 2013.

The Company had a net cash inflow from operations of $3,508,000 for the six months ended June 30, 2014 and a cash inflow from operations totaling $3,844,000 for the period ended June 30, 2013. The Company experienced net cash outflows from investing activities totaling $31,597,000 from an increase in loans and purchases of investment securities during the six months ended June 30, 2014. For the six months ended June 30, 2013, the Company experienced net cash inflows from investing activities of $8,972,000 due to settlement of OREO properties and maturities of investment securities.

During the six months ended June 30, 2014, the Company experienced net cash inflows from financing activities totaling $13,576,000, primarily as the result of increases in demand deposits accounts. For the six months ended June 30, 2013, the Company experienced net cash outflows of $16,174,000 from financing activities due to decreases in demand deposit and savings accounts.

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

Since the effective date of the Agreement, the Bank submitted quarterly progress reports to the Federal Reserve. As of the July 23, 2014 progress report submitted for the second quarter of 2014, the Company and the Bank believe they are in compliance with the Agreement, including deadlines and remediation of violations of laws and regulations regarding stale loan appraisals.

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

Pursuant to the March 2010 Agreement with the Federal Reserve Bank, the Company and the Bank are required to maintain sufficient capital to support current and future capital needs, including compliance with Capital Adequacy Guidelines taking into account the volume of classified assets, concentrations of credit, the level of the allowance for loan losses, current and projected growth, and projected retained earnings.  Pursuant to the MOU issued by the California Department of Business Oversight in October 2013, the Bank is required to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.0%. For purposes of the MOU, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 13.77% at June 30, 2014.

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

The following table sets forth the Company’s and the Bank's actual capital positions at June 30, 2014, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank		To Be Well Capitalized under Prompt Corrective
	Actual Capital Ratios	Actual Capital Ratios	Minimum Capital Ratios	Action Provisions
Total risk-based capital ratio	16.44%	16.03%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	15.18%	14.77%	5.00%	6.00%
Leverage ratio	11.98%	11.71%	4.00%	5.00%

As is indicated by the above table, and the above discussion of the required ratio of tangible shareholders’ equity to total tangible assets under the MOU, the Company and the Bank exceeded all applicable regulatory capital guidelines at June 30, 2014. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an agreement with the Federal Reserve Bank that, among other things, requires prior approval before paying a cash dividend or otherwise making a distribution of stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company. In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the six months ended June 30, 2014, the Company received $1,291,000 in cash dividends from the Bank to pay deferred interest on the junior subordinated debentures.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At June 30, 2014, the bank was not subject to a reserve requirement.

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

As of June 30, 2014, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None during the quarter ended June 30, 2014.

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

United Security Bancshares

Date:	August 7, 2014	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/ S/ Richard B. Shupe
Richard B. Shupe
Senior Vice President and Chief Financial Officer