Form 10-Q
period 2014-09-30
UNITED SECURITY BANCSHARES
filed 2014-11-05
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of October 31, 2014: 15,272,382

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
September 30, 2014 and December 31, 2013

(in thousands except shares)	September 30, 2014	December 31, 2013
Assets
Cash and due from banks	$19,039	$20,193
Cash and due from Federal Reserve Bank	115,846	115,019
Cash and cash equivalents	134,885	135,212
Interest-bearing deposits in other banks	1,520	1,515
Investment securities available for sale (at fair value)	49,624	43,616
Loans	447,436	395,317
Unearned fees and unamortized loan origination costs	(425)	(304)
Allowance for credit losses	(11,115)	(10,988)
Net loans	435,896	384,025
Accrued interest receivable	1,924	1,644
Premises and equipment – net	11,764	12,122
Other real estate owned	14,343	13,946
Intangible assets	—	62
Goodwill	4,488	4,488
Cash surrender value of life insurance	17,587	17,203
Investment in limited partnerships	1,006	4,534
Deferred income taxes - net	11,660	11,630
Other assets	5,697	5,932
Total assets	$690,394	$635,929

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$241,863	$214,317
Interest bearing	349,084	328,172
Total deposits	590,947	542,489

Accrued interest payable	42	44
Accounts payable and other liabilities	8,063	5,728
Junior subordinated debentures (at fair value)	10,047	11,125
Total liabilities	609,099	559,386

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 15,272,382 issued and outstanding at September 30, 2014, and 14,799,888 at December 31, 2013	48,420	45,778
Retained earnings	33,019	30,884
Accumulated other comprehensive loss	(144)	(119)
Total shareholders' equity	81,295	76,543
Total liabilities and shareholders' equity	$690,394	$635,929

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands except shares and EPS)	2014	2013	2014	2013
Interest Income:
Loans, including fees	$6,187	$5,545	$17,602	$16,565
Investment securities – AFS – taxable	227	157	688	495
Interest on deposits in FRB	63	88	210	223
Interest on deposits in other banks	2	2	5	6
Total interest income	6,479	5,792	18,505	17,289
Interest Expense:
Interest on deposits	291	301	812	1,043
Interest on other borrowings	59	64	183	217
Total interest expense	350	365	995	1,260
Net Interest Income Before Provision for Credit Losses	6,129	5,427	17,510	16,029
Provision (Recovery) for Credit Losses	39	(1,150)	(101)	(1,120)
Net Interest Income	6,090	6,577	17,611	17,149
Noninterest Income:
Customer service fees	957	873	2,639	2,554
Increase in cash surrender value of bank-owned life insurance	129	140	384	417
Gain (loss) on fair value of financial liability	95	141	(34)	(519)
Gain on sale of investment in limited partnership	—	—	691	—
Gain on sale of fixed asset	—	—	25	—
Other	130	259	428	586
Total noninterest income	1,311	1,413	4,133	3,038
Noninterest Expense:
Salaries and employee benefits	2,303	2,210	7,108	6,684
Occupancy expense	966	905	2,795	2,693
Data processing	32	33	101	126
Professional fees	452	316	959	1,136
Regulatory assessments	228	334	700	1,032
Director fees	59	58	176	175
Amortization of intangibles	—	47	62	140
Correspondent bank service charges	30	72	89	229
(Gain) loss on California tax credit partnership	(62)	86	(15)	151
Net cost (gain) on operation and sale of OREO	116	182	480	(1,036)
Other	493	711	1,700	1,851
Total noninterest expense	4,617	4,954	14,155	13,181
Income Before Provision for Taxes	2,784	3,036	7,589	7,006
Provision for Taxes on Income	1,081	1,184	2,930	2,683
Net Income	$1,703	$1,852	$4,659	$4,323

Net Income per common share
Basic	$0.11	$0.12	$0.31	$0.28
Diluted	$0.11	$0.12	$0.31	$0.28
Shares on which net income per common shares were based
Basic	15,262,501	15,248,221	15,253,192	15,245,874
Diluted	15,267,808	15,248,426	15,260,748	15,247,149

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net Income	$1,703	$1,852	$4,659	$4,323

Unrealized holdings losses on securities	(95)	(127)	(87)	(542)
Unrealized gains on unrecognized post retirement costs	16	20	47	60
Other comprehensive loss, before tax	(79)	(107)	(40)	(482)
Tax benefit related to securities	38	51	35	217
Tax expense related to unrecognized post retirement costs	(6)	(8)	(20)	(25)
Total other comprehensive loss	(47)	(64)	(25)	(290)
Comprehensive income	$1,656	$1,788	$4,634	$4,033

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance December 31, 2012	14,217,303	$43,173	$26,179	$89	$69,441

Other comprehensive loss				(290)	(290)
Common stock dividends	430,853	1,840	(1,840)		—
Common stock issuance	5,202	12			12
Stock-based compensation expense		13			13
Net Income			4,323		4,323
Balance September 30, 2013	14,653,358	$45,038	$28,662	$(201)	$73,499

Other comprehensive income				82	82
Common stock dividends	146,530	724	(724)		—
Stock-based compensation expense		16			16
Net Income			2,946		2,946
Balance December 31, 2013	14,799,888	$45,778	$30,884	$(119)	$76,543

Other comprehensive loss				(25)	(25)
Common stock dividends	448,572	2,524	(2,524)		—
Stock options exercised	23,922	95			95
Stock-based compensation expense		23			23
Net Income			4,659		4,659
Balance September 30, 2014	15,272,382	$48,420	$33,019	$(144)	$81,295

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In thousands)	2014	2013
Cash Flows From Operating Activities:
Net Income	$4,659	$4,323
Adjustments to reconcile net income:to cash provided by operating activities:
Benefit for credit losses	(101)	(1,120)
Depreciation and amortization	1,011	967
Amortization of investment securities	190	20
Accretion of investment securities	(26)	(49)
(Increase) decrease in accrued interest receivable	(280)	297
Decrease in accrued interest payable	(2)	(14)
(Decrease) increase in accounts payable and accrued liabilities	(1,113)	156
Increase in unearned fees	121	14
Increase in income taxes payable	2,936	6,575
Stock-based compensation expense	23	13
(Benefits) provision for deferred income taxes	(14)	272
Gain on sale of other real estate owned	(109)	(1,949)
Impairment loss on other real estate owned	—	214
Increase in surrender value of life insurance	(384)	(442)
Loss on fair value option of financial liabilities	34	519
(Gain) loss on tax credit limited partnership interest	(15)	151
Amortization of CDI	62	140
Gain on sale of investment in limited partnership	(691)	—
Gain on sale of premises and equipment	(25)	—
Net decrease in other assets	(170)	(920)
Net cash provided by operating activities	6,106	9,167

Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	(5)	(6)
Redemption of correspondent bank stock	—	433
Purchase of correspondent bank stock	(97)	—
Purchases of available-for-sale securities	(10,192)	(8,302)
Maturities and calls of available-for-sale securities	—	3,600
Principal payments of available-for-sale securities	3,934	3,458
Net (increase) decrease in loans	(50,199)	17,806
Cash proceeds from sales of other real estate owned	1,020	6,651
Investment in limited partnership	(70)	—
Cash proceeds from sale of investment in limited partnership	1,250	—
Capital expenditures of premises and equipment	(628)	(793)
Net cash (used in) provided by investing activities	(54,987)	22,847

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	55,365	16,372
Net decrease in certificates of deposit	(6,906)	(8,183)

Proceeds from exercise of stock options	95	12
Net cash provided by financing activities	48,554	8,201

Net (increase) decrease in cash and cash equivalents	(327)	40,215
Cash and cash equivalents at beginning of period	135,212	141,627
Cash and cash equivalents at end of period	$134,885	$181,842

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

2.	Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of September 30, 2014 and December 31, 2013:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
September 30, 2014
Securities available for sale:
U.S. Government agencies	$12,595	$412	$—	$13,007
U.S. Government collateralized mortgage obligations	32,588	343	(105)	32,826
Mutual Funds	4,000	—	(209)	3,791
Total securities available for sale	$49,183	$755	$(314)	$49,624

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2013
Securities available for sale:
U.S. Government agencies	$14,060	$441	$—	$14,501
U.S. Government collateralized mortgage obligations	25,029	434	(78)	25,385
Mutual Funds	4,000	—	(270)	3,730
Total securities available for sale	$43,089	$875	$(348)	$43,616

The amortized cost and fair value of securities available for sale at September 30, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns. Mutual funds are included in the "due in one year or less" category below.

	September 30, 2014
	Amortized Cost	Fair Value (Carrying Amount)
(In thousands)
Due in one year or less	$4,000	$3,791
Due after one year through five years	34	35
Due after five years through ten years	—	—
Due after ten years	12,561	12,972
Collateralized mortgage obligations	32,588	32,826
	$49,183	$49,624

There were no realized gains or losses on sale of available-for-sale securities for the three and nine month periods ended September 30, 2014 and September 30, 2013. There were no other-than-temporary impairment losses for the three and nine month periods ended September 30, 2014 and September 30, 2013.

At September 30, 2014, available-for-sale securities with an amortized cost of approximately $21,533,000 (fair value of $22,229,000) were pledged as collateral for FHLB borrowings and public funds balances.

The Company had no held-to-maturity or trading securities at September 30, 2014 or December 31, 2013.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities:

(In thousands)	Less than 12 Months		12 Months or More		Total
September 30, 2014	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
U.S. Government agency collateral mortgage obligations	14,660	(105)	—	—	14,660	(105)
Mutual Funds	—	—	3,791	(209)	3,791	(209)
Total impaired securities	$14,660	$(105)	$3,791	$(209)	$18,451	$(314)

December 31, 2013
Securities available for sale:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
U.S. Government agency collateral mortgage obligations	11,069	(78)	—	—	11,069	(78)
Mutual Funds	—	—	3,730	(270)	3,730	(270)
Total impaired securities	$11,069	$(78)	$3,730	$(270)	$14,799	$(348)

Temporarily impaired securities at September 30, 2014, were comprised of seven U.S. Government sponsored entities & agencies collateralized by mortgage obligations and one mutual fund.

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

At September 30, 2014, the decline in market value of the impaired securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

3.	Loans

Loans are comprised of the following:

(In thousands)	September 30, 2014	December 31, 2013
Commercial and business loans	$67,365	$68,460
Government program loans	1,960	2,226
Total commercial and industrial	69,325	70,686
Real estate – mortgage:
Commercial real estate	154,409	143,919
Residential mortgages	61,719	52,036
Home Improvement and Home Equity loans	1,186	1,410
Total real estate mortgage	217,314	197,365
RE construction and development	116,583	87,004
Agricultural	32,870	30,932
Installment	11,344	9,330
Total Loans	$447,436	$395,317

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 15.5% of total loans at September 30, 2014 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 48.6% of total loans at September 30, 2014, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower.

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

•
Residential mortgage loans are provided to individuals to finance or refinance single-family residences. Residential mortgages are not a primary business line offered by the Company, and a majority are of a shorter term than conventional mortgages, with maturities ranging from 3 to 15 years on average, however the Bank does hold some conventional mortgages that were purchased as a pool.

•
Home Equity loans comprise a relatively small portion of total real estate mortgage loans, and are offered to borrowers for the purpose of home improvements, although the proceeds may be used for other purposes. Home equity loans are generally secured by junior trust deeds, but may be secured by 1st trust deeds.

Real estate construction and development loans, representing 26.1% of total loans at September 30, 2014, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 7.3% of total loans at September 30, 2014 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans represent 2.5% of total loans at September 30, 2014 and generally consist of loans to individuals for household, family and other personal expenditures such as credit cards, automobiles or other consumer items.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At September 30, 2014 and December 31, 2013, these financial instruments include commitments to extend credit of $101,468,000 and $63,271,000, respectively, and standby letters of credit of $3,201,000 and $2,001,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at September 30, 2014 (in thousands):

September 30, 2014	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$—	$—	$—	$67,365	$67,365	$—
Government Program Loans	—	441	—	441	1,519	1,960	—
Total Commercial and Industrial	—	441	—	441	68,884	69,325	—
Commercial Real Estate Loans	—	475	460	935	153,474	154,409	—
Residential Mortgages	—	—	255	255	61,464	61,719	—
Home Improvement and Home Equity Loans	51	—	—	51	1,135	1,186	—
Total Real Estate Mortgage	51	475	715	1,241	216,073	217,314	—

RE Construction and Development Loans	—	—	—	—	116,583	116,583	—
Agricultural Loans	—	—	—	—	32,870	32,870	—
Consumer Loans	—	—	—	—	10,958	10,958	—
Overdraft protection Lines	—	—	—	—	96	96	—
Overdrafts	—	—	—	—	290	290	—
Total Installment	—	—	—	—	11,344	11,344	—
Total Loans	$51	$916	$715	$1,682	$445,754	$447,436	$—

The following is a summary of delinquent loans at December 31, 2013 (in thousands):

December 31, 2013	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$94	$—	$94	$68,366	$68,460	$—
Government Program Loans	—	—	—	—	2,226	2,226	—
Total Commercial and Industrial	—	94	—	94	70,592	70,686	—
Commercial Real Estate Loans	1,991	—	6,866	8,857	135,062	143,919	—
Residential Mortgages	—	614	359	973	51,063	52,036	—
Home Improvement and Home Equity Loans	96	—	—	96	1,314	1,410	—
Total Real Estate Mortgage	2,087	614	7,225	9,926	187,439	197,365	—
RE Construction and Development Loans	—	—	220	220	86,784	87,004	—
Agricultural Loans	—	—	—	—	30,932	30,932	—
Consumer Loans	—	—	—	—	9,086	9,086	—
Overdraft protection Lines	—	—	—	—	87	87	—
Overdrafts	—	—	—	—	157	157	—
Total Installment	—	—	—	—	9,330	9,330	—
Total Loans	$2,087	$708	$7,445	$10,240	$385,077	$395,317	$—

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

Nonaccrual loans totaled $9,755,000 and $12,341,000 at September 30, 2014 and December 31, 2013, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at September 30, 2014 or December 31, 2013.

The following is a summary of nonaccrual loan balances at September 30, 2014 and December 31, 2013 (in thousands).

	September 30, 2014	December 31, 2013
Commercial and Business Loans	$114	$—
Government Program Loans	—	—
Total Commercial and Industrial	114	—

Commercial Real Estate Loans	3,243	10,188
Residential Mortgages	1,191	1,685
Home Improvement and Home Equity Loans	—	—
Total Real Estate Mortgage	4,434	11,873

RE Construction and Development Loans	5,207	468
Agricultural Loans	—	—

Consumer Loans	—	—
Overdraft protection Lines	—	—
Overdrafts	—	—
Total Installment	—	—
Total Loans	$9,755	$12,341

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

The following is a summary of impaired loans at, and for the nine months ended September 30, 2014 (in thousands).

September 30, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized
Commercial and Business Loans	$964	$709	$258	$967	$47	$796	$44
Government Program Loans	40	41	—	41	—	193	23
Total Commercial and Industrial	1,004	750	258	1,008	47	989	67

Commercial Real Estate Loans	3,243	1,863	1,380	3,243	486	6,638	171
Residential Mortgages	4,349	1,294	3,066	4,360	184	4,643	142
Home Improvement and Home Equity Loans	—	—	—	—	—	—	—
Total Real Estate Mortgage	7,592	3,157	4,446	7,603	670	11,281	313

RE Construction and Development Loans	5,693	5,695	—	5,695	—	2,359	73
Agricultural Loans	35	35	—	35	—	39	7

Consumer Loans	45	—	45	45	2	46	3
Overdraft protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	45	—	45	45	2	46	3
Total Impaired Loans	$14,369	$9,637	$4,749	$14,386	$719	$14,714	$463

(1) The recorded investment in loans includes accrued interest receivable of $17,000.

The following is a summary of impaired loans at, and for the year ended, December 31, 2013 (in thousands).

December 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized
Commercial and Business Loans	$675	$275	$402	$677	$9	$831	$52
Government Program Loans	—	—	—	—	—	35	—
Total Commercial and Industrial	675	275	402	677	9	866	52

Commercial Real Estate Loans	10,188	8,721	1,468	10,189	415	10,671	232
Residential Mortgages	5,375	1,794	3,590	5,384	338	6,139	211
Home Improvement and Home Equity Loans	—	—	—	—	—	13	—
Total Real Estate Mortgage	15,563	10,515	5,058	15,573	753	16,823	443

RE Construction and Development Loans	1,772	1,789	—	1,789	—	2,266	60
Agricultural Loans	44	45	—	45	—	84	10

Consumer Loans	48	48	—	48	—	72	4
Overdraft protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	48	48	—	48	—	72	4
Total Impaired Loans	$18,102	$12,672	$5,460	$18,132	$762	$20,111	$569

(1) The recorded investment in loans includes accrued interest receivable of $45,000.

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructurings for which the loan is performing under the current contractual terms for a reasonable period of time, income is recognized under the accrual method.

The average recorded investment in impaired loans for the quarter ended September 30, 2014 and 2013 was $14,436,000 and $21,698,000, respectively. Interest income recognized on impaired loans for the quarters ended September 30, 2014 and 2013 was approximately $176,000 and $336,000, respectively.

The average recorded investment in impaired loans for the nine months ended September 30, 2014 and 2013 was $14,714,000 and $20,771,000, respectively. Interest income recognized on impaired loans for the nine months ended September 30, 2014 and 2013 was approximately $463,000 and $553,000, respectively.

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

The following tables illustrates TDR activity for the periods indicated:

Three Months Ended September 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	2	$300	$286	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	1	162
Home Improvement and Home Equity Loans	—	—	—	—	—
RE Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Total Loans	2	$300	$286	1	$162

	Nine Months Ended September 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	3	$350	$335	1	$—
Government Program Loans	1	544	534	1	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	3	657
Home Improvement and Home Equity Loans	—	—	—	—	—
RE Construction and Development Loans	—	—	—	2	394
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Total Loans	4	$894	$869	7	$1,051

Three Months Ended September 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	—	$—	$—	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
RE Construction and Development Loans	22	2,103	2,103	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Total Loans	22	$2,103	$2,103	—	$—

	Nine Months Ended September 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	—	$—	$—	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	1	106
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	1	44	44	—	—
RE Construction and Development Loans	45	3,625	3,625	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Total Loans	46	$3,669	$3,669	1	$106

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At September 30, 2014, the Company had 27 restructured loans totaling $7,078,000 as compared to 35 restructured loans totaling $9,059,000 at December 31, 2013.

The following tables summarize TDR activity by loan category for the nine months ended September 30, 2014 and September 30, 2013.

Nine Months Ended September 30, 2014	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$675	$1,468	$5,273	$—	$1,551	$44	$48	$9,059

Defaults	—	—	(656)	—	(395)	—	—	(1,051)
Additions	894	—	—	—	—	—	—	894

Principal reductions	(694)	(88)	(360)	—	(670)	(9)	(3)	(1,824)

Ending balance	$875	$1,380	$4,257	$—	$486	$35	$45	$7,078

Allowance for loan loss	$47	$486	$184	$—	$—	$—	$2	$719

Nine Months Ended September 30, 2013	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$990	$5,395	$7,289	$10	$2,860	$191	$38	$16,773

Defaults	—	(106)	—	—	—	—	—	(106)
Additions	—	—	—	44	3,625	—	—	3,669

Principal reductions	(292)	(1,113)	(1,976)	(54)	(3,380)	(143)	(38)	(6,996)

Ending balance	$698	$4,176	$5,313	$—	$3,105	$48	$—	$13,340

Allowance for loan loss	$5	$739	$109	$—	$88	$—	$—	$941

The following tables summarize TDR activity by loan category for the quarters ended September 30, 2014 and September 30, 2013.

Three months ended September 30, 2014	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Lease Financing	Total
Beginning balance	$1,107	$1,410	$4,536	$—	$490	$38	$46	$—	$7,627

Defaults	—	—	(162)	—	—	—	—	—	(162)
Additions	300	—	—	—	—	—	—	—	300

Principal reductions	(532)	(30)	(117)	—	(4)	(3)	(1)	—	(687)

Ending balance	$875	$1,380	$4,257	$—	$486	$35	$45	$—	$7,078

Allowance for loan loss	$47	$486	$184	$0	$—	$—	$2	$—	$719

Three months ended September 30, 2013	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Lease Financing	Total
Beginning balance	$812	$4,215	$6,783	$44	$2,411	$51	$—	$—	$14,316

Defaults	—	—	—	—	—	—	—	—	—
Additions	—	—	—	—	2,103	—	—	—	2,103

Principal reductions	(114)	(39)	(1,470)	(44)	(1,409)	(3)	—	—	(3,079)

Ending balance	$698	$4,176	$5,313	$—	$3,105	$48	$—	$—	$13,340

Allowance for loan loss	$5	$739	$109	$—	$88	$—	$—	$—	$941

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

The Company did not carry any loans graded as loss at September 30, 2014 or December 31, 2013.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for September 30, 2014 and December 31, 2013:

	Commercial and Industrial	Commercial RE	RE Construction and Development	Agricultural	Total
September 30, 2014
(000's)
Grades 1 and 2	$491	$—	$—	$—	$491
Grade 3	13	5,196	786	—	5,995
Grades 4 and 5 – pass	66,879	143,288	94,100	32,870	337,137
Grade 6 – special mention	342	1,100	—	—	1,442
Grade 7 – substandard	1,600	4,825	21,697	—	28,122
Grade 8 – doubtful	—	—	—	—	—
Total	$69,325	$154,409	$116,583	$32,870	$373,187

	Commercial and Industrial	Commercial RE	RE Construction and Development	Agricultural	Total
December 31, 2013
(000's)
Grades 1 and 2	$355	$—	$—	$70	$425
Grade 3	44	5,287	816	—	6,147
Grades 4 and 5 – pass	69,070	127,189	66,048	30,862	293,169
Grade 6 – special mention	590	—	—	—	590
Grade 7 – substandard	627	11,443	20,140	—	32,210
Grade 8 – doubtful	—	—	—	—	—
Total	$70,686	$143,919	$87,004	$30,932	$332,541

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
	Residential Mortgages	Home Improvement and Home Equity	Installment	Total	Residential Mortgages	Home Improvement and Home Equity	Installment	Total
(000's)
Not graded	$40,892	$1,155	$9,626	$51,673	$29,063	$1,378	$7,862	$38,303
Pass	17,595	31	1,067	18,693	19,320	—	1,468	20,788
Special Mention	218	0	—	218	1,204	32	—	1,236
Substandard	3,014	—	651	3,665	2,449	—	—	2,449
Total	$61,719	$1,186	$11,344	$74,249	$52,036	$1,410	$9,330	$62,776

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

The following summarizes the activity in the allowance for credit losses by loan category for the nine months ended September 30, 2014 and 2013.

Nine Months Ended	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
September 30, 2014
Beginning balance	$2,340	$1,862	$5,533	$582	$276	$—	$395	$10,988
Provision for credit losses	(877)	55	253	(76)	64	(46)	526	(101)

Charge-offs	(183)	(131)	(60)	—	—	—	(10)	(384)
Recoveries	181	13	319	6	47	46	—	612
Net recoveries	(2)	(118)	259	6	47	46	(10)	228

Ending balance	$1,461	$1,799	$6,045	$512	$387	$—	$911	$11,115
Period-end amount allocated to:
Loans individually evaluated for impairment	47	670	—	—	2	—	—	719
Loans collectively evaluated for impairment	1,414	1,129	6,045	512	385	—	911	10,396
Ending balance	$1,461	$1,799	$6,045	$512	$387	$—	$911	$11,115

Nine Months Ended	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
September 30, 2013
Beginning balance	$1,614	$1,292	$2,814	$352	$288	$1	$5,423	$11,784
Provision for credit losses	972	983	1,854	208	259	(1)	(5,395)	(1,120)

Charge-offs	(542)	(265)	—	(136)	(258)	—	—	(1,201)
Recoveries	163	6	738	129	53	—	—	1,089
Net charge-offs	(379)	(259)	738	(7)	(205)	—	—	(112)

Ending balance	$2,207	$2,016	$5,406	$553	$342	$0	$28	$10,552
Period-end amount allocated to:
Loans individually evaluated for impairment	739	109	—	88	—	—	5	941
Loans collectively evaluated for impairment	1,468	1,907	5,406	465	342	0	23	9,611
Ending balance	$2,207	$2,016	$5,406	$553	$342	$0	$28	$10,552

The following summarizes the activity in the allowance for credit losses by loan category for the quarters ended September 30, 2014 and 2013.

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
September 30, 2014
Beginning balance	$1,396	$1,688	$6,452	$494	$288	$—	$730	$11,048
Provision for credit losses	149	106	(505)	16	88	—	185	39

Charge-offs	(93)	—	—	—	—	—	(4)	(97)
Recoveries	9	5	98	2	11	—	—	125
Net charge-offs	(84)	5	98	2	11	—	(4)	28

Ending balance	$1,461	$1,799	$6,045	$512	$387	$—	$911	$11,115
Period-end amount allocated to:
Loans individually evaluated for impairment	47	670	—	—	2	—	—	719
Loans collectively evaluated for impairment	1,414	1,129	6,045	512	385	—	911	10,396
Ending balance	$1,461	$1,799	$6,045	$512	$387	$—	$911	$11,115

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
September 30, 2013
Beginning balance	$2,665	$1,679	$2,972	$243	$315	$—	$3,283	$11,157
Provision for credit losses	(390)	383	1,696	181	235	—	(3,255)	(1,150)

Charge-offs	(193)	(49)	—	—	(232)	—	—	(474)
Recoveries	125	3	738	129	24	—	—	1,019
Net charge-offs	(68)	(46)	738	129	(208)	—	—	545

Ending balance	$2,207	$2,016	$5,406	$553	$342	$—	$28	$10,552
Period-end amount allocated to:
Loans individually evaluated for impairment	739	109	—	88	—	—	5	941
Loans collectively evaluated for impairment	1,468	1,907	5,406	465	342	—	23	9,611
Ending balance	$2,207	$2,016	$5,406	$553	$342	$—	$28	$10,552

The following summarizes information with respect to the loan balances at September 30, 2014 and December 31, 2013.

	September 30, 2014			December 31, 2013
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(000's)
Commercial and Business Loans	$967	$66,398	$67,365	$677	$67,783	$68,460
Government Program Loans	41	1,919	1,960	—	2,226	2,226
Total Commercial and Industrial	1,008	68,317	69,325	677	70,009	70,686

Commercial Real Estate Loans	3,243	151,166	154,409	10,189	133,730	143,919
Residential Mortgage Loans	4,360	57,359	61,719	5,384	46,652	52,036
Home Improvement and Home Equity Loans	—	1,186	1,186	—	1,410	1,410
Total Real Estate Mortgage	7,603	209,711	217,314	15,573	181,792	197,365

RE Construction and Development Loans	5,695	110,888	116,583	1,789	85,215	87,004

Agricultural Loans	35	32,835	32,870	45	30,887	30,932

Installment Loans	45	11,299	11,344	48	9,282	9,330

Total Loans	$14,386	$433,050	$447,436	$18,132	$377,185	$395,317

4.	Deposits

Deposits include the following:

(In thousands)	September 30, 2014	December 31, 2013
Noninterest-bearing deposits	$241,863	$214,317
Interest-bearing deposits:
NOW and money market accounts	214,001	198,928
Savings accounts	58,503	45,758
Time deposits:
Under $100,000	26,344	28,825
$100,000 and over	50,236	54,661
Total interest-bearing deposits	349,084	328,172
Total deposits	$590,947	$542,489

Total brokered deposits included in time deposits above	$7,889	$11,500

5.	Short-term Borrowings/Other Borrowings

At  September 30, 2014, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $289,806,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $6,092,000. At September 30, 2014, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. There are currently no restrictions on these lines of credit, although under the current Written Agreement with the Federal Reserve, the Bank’s liquidity position as well as its use of borrowing lines is monitored closely. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of September 30, 2014, $6,421,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $404,438,000 in real estate secured loans were pledged at September 30, 2014, as collateral for borrowing lines with the Federal Reserve Bank totaling $289,806,000. At September 30, 2014, the Company had no outstanding borrowings.

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

6.	Supplemental Cash Flow Disclosures

	Nine Months Ended September 30,
(In thousands)	2014	2013
Cash paid during the period for:
Interest	$2,110	$1,056
Income taxes	$—	$—
Noncash investing activities:
Loans transferred to foreclosed assets	$1,308	$437
OREO financed	$—	$2,328
Sale of limited partnership interest financed	$3,000	$—

7.	Common Stock Dividend

On September 23, 2014, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of October 10, 2014, 151,178 additional shares were issued to shareholders on October 22, 2014. Because the stock dividend was considered a “small stock dividend,” approximately $839,000 was transferred from retained earnings to common stock based upon the $5.55 closing price of the Company’s common stock on the declaration date of September 23, 2014. There were no fractional shares paid. Except for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

During the first quarter of 2014, the Company's Board of Director's issued a one-percent (1%) stock dividend on the Company's outstanding common stock. Approximately $854,000 was transferred from retained earnings to common stock and 147,946 additional shares were issued to shareholders. During the second quarter of 2014, the Company's Board of Director's issued a one-percent (1%) stock dividend on the Company's outstanding common stock. Approximately $831,000 was transferred from retained earnings to common stock and 149,448 additional shares were issued to shareholders.

8.	Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income available to common shareholders (in thousands)	$1,703	$1,852	$4,659	$4,323

Weighted average shares issued	15,262,501	15,248,221	15,253,192	15,245,874
Add: dilutive effect of stock options	5,307	205	7,556	1,275
Weighted average shares outstanding adjusted for potential dilution	15,267,808	15,248,426	15,260,748	15,247,149

Basic earnings per share	$0.11	$0.12	$0.31	$0.28
Diluted earnings per share	$0.11	$0.12	$0.31	$0.28
Anti-dilutive stock options excluded from earnings per share calculation	160,000	199,000	160,000	194,000

9.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At September 30, 2014 and December 31, 2013, the Company had no recorded valuation allowance.

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

10.	Junior Subordinated Debt/Trust Preferred Securities

Effective September 30, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Company elected to defer interest payments on the Company's $15.0 million of junior subordinated debentures relating to its trust preferred securities. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals were elected, the Company continued to record interest expense associated with the debentures. As of June 30, 2014, the Company ended the extension period, paid all accrued and unpaid interest, and is currently making quarterly interest payments. The Company may redeem the junior subordinated debentures at anytime at par.

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

At September 30, 2014 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 7.53% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions.

The fair value calculation performed at September 30, 2014 resulted in a pretax loss adjustment of $34,000 ($20,000, net of tax) for the nine months ended September 30, 2014, compared to a pretax loss adjustment of $519,000 ($305,000, net of tax) for the nine months ended September 30, 2013.

The fair value calculation performed at September 30, 2014 resulted in a pretax gain adjustment of $95,000 ($56,000, net of tax) for the quarter ended September 30, 2014, compared to a pretax gain adjustment of $141,000 ($83,000, net of tax) for the quarter ended September 30, 2013.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

September 30, 2014
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$134,885	$134,885	$134,885	$—	$—
Interest-bearing deposits	1,520	1,520	—	1,520	—
Investment securities	49,624	49,624	10,808	38,816	—
Loans	435,896	431,833	—	—	431,833
Accrued interest receivable	1,924	1,924	—	1,924	—
Financial Liabilities:
Deposits:
Noninterest-bearing	241,863	241,863	241,863	—	—
NOW and money market	214,001	214,001	214,001	—	—
Savings	58,503	58,503	58,503	—	—
Time Deposits	76,580	77,624	—	—	77,624
Total Deposits	590,947	591,991	514,367		77,624
Junior Subordinated Debt	10,047	10,047	—	—	10,047
Accrued interest payable	42	42	—	42	—

December 31, 2013
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$135,212	$135,212	$135,212	$—	$—
Interest-bearing deposits	1,515	1,515	—	1,515	—
Investment securities	43,616	43,616	10,746	32,870	—
Loans	384,025	380,615	—	—	380,615
Accrued interest receivable	1,644	1,644	—	1,644	—
Financial Liabilities:
Deposits:
Noninterest-bearing	214,317	214,317	214,317	—	—
NOW and money market	198,928	198,928	198,928	—	—
Savings	45,758	45,758	45,758	—	—
Time Deposits	83,486	83,362	—	—	83,362
Total Deposits	542,489	542,365	459,003	—	83,362
Junior Subordinated Debt	11,125	11,125	—	—	11,125
Accrued interest payable	44	44	—	44	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no significant transfers in or out of Level 1 and Level 2 fair value measurements during the three months ended September 30, 2014.

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

Off-Balance Sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at September 30, 2014 and December 31, 2013.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheet and results of operations.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2014 and 2013:

September 30, 2014				December 31, 2013
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Discount Rate	7.53%	Junior Subordinated Debt	Discounted cash flow	Discount Rate	8.19%

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of September 30, 2014 (in 000’s):

Description of Assets	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$13,007	$—	$13,007	$—
U.S. Government collateralized mortgage obligations	32,826	7,017	25,809	—
Mutual Funds	3,791	3,791	—	—
Total AFS securities	$49,624	$10,808	$38,816	$—
Impaired loans (1):
Commercial and industrial	—	—	—	—
Real estate mortgage	—	—	—	—
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	$—	$—	$—	$—
Other real estate owned (1)	333	—	—	333
Total	$49,957	$10,808	$38,816	$333

Description of Liabilities	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,047	—	—	$10,047
Total	$10,047	—	—	$10,047

(1)Nonrecurring
(2)Recurring

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2013 (in 000’s):

Description of Assets	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$14,501	$—	$14,501	$—
U.S. Government collateralized mortgage obligations	25,385	7,016	18,369	—
Mutual Funds	3,730	3,730	—	—
Total AFS securities	43,616	10,746	32,870	$—
Impaired Loans (1):
Commercial and industrial	—	—	—	—
Real estate mortgage	1,388	—	—	1,388
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	$1,388	$—	$—	$1,388
Other real estate owned (1)	3,889	—	—	3,889
Total	$48,893	$10,746	$32,870	$5,277

Description of Liabilities	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$11,125	$—	$—	$11,125
Total	$11,125	$—	$—	$11,125

(1)Nonrecurring
(2)Recurring

The Company recorded no impairment loss on other real estate owned during the three and nine months ended September 30, 2014.

The following tables present quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013:

September 30, 2014
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range, Weighted Average
Other real estate owned:
Commercial real estate	333	Sales Comparison Approach	Adjustments by management to reflect current conditions/selling costs	1%-50%, 11.83%

December 31, 2013
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range, Weighted Average
Impaired Loans:
Real estate mortgage	1,388	Sales Comparison Approach	Adjustment for difference between comparable sales	1%-32%, 17.5%
Other real estate owned:
Real estate construction	3,889	Discounted cash flow	Discount rate	1%-10%, 8.49%

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2014 and 2013 (in 000’s):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$11,532	$11,125	$10,882	$10,068
Total losses (gains) included in earnings (or changes in net assets)	(95)	34	(141)	519
Capitalized interest	(1,390)	(1,112)	63	217
Ending balance	$10,047	$10,047	$10,804	$10,804
The amount of total losses (gains) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(95)	$34	$(141)	$519

12.	Goodwill and Intangible Assets

At September 30, 2014 and December 31, 2013, the Company had goodwill, core deposit intangibles, and other identified intangible assets which were recorded in connection with various business combinations and purchases. The following table summarizes the carrying value of those assets at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Goodwill	$4,488	$4,488
Core deposit intangible assets	—	62
Total goodwill and intangible assets	$4,488	$4,550

Core deposit intangibles are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007 and totaled approximately $2.9 million at September 30, 2014. The Company completed a "Step 0" analysis for the Campbell reporting unit as of March 31, 2014, and a "Step 1" at March 31, 2013, with no goodwill impairment.

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

Core Deposit Intangibles: The core deposit intangible asset related to the Legacy Bank Merger, which totaled $3.0 million at the time of merger, was amortized over an estimated life of approximately seven years. At September 30, 2014, there was no remaining carrying value of the core deposit intangible related to the Legacy Bank merger. The Company recognized no amortization expense related to the Legacy operating unit during the nine months ended September 30, 2014. The Company recognized no amortization expense related to the Legacy operating unit during the nine months ended September 30, 2013. At September 30, 2014, there was no remaining carrying value of core deposit intangible related to the Taft branch acquisitions completed in April 2004.

 The Company did not record an impairment loss for the nine months ended September 30, 2014 or September 30, 2013.

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

Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact the results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth. Net interest income before provision for credit losses has increased between the nine months ended September 30, 2014 and 2013, totaling $17,510,000 for the nine months ended September 30, 2014 as compared to $16,029,000 for the nine months ended September 30, 2013. The increase in net interest income between 2013 and 2014 was primarily the result of a shift in the asset mix as well as a decrease in the Company’s cost of funding between the two periods.

Average interest-earning assets increased approximately $34,144,000 between the nine months ended September 30, 2014 and 2013. Components of the $34,144,000 increase in average earning assets between 2013 and 2014 included an increase of $20,688,000 in loans, a $21,827,000 increase in investment securities, partially offset by a decrease of $8,378,000 in overnight funds sold to the Federal Reserve Bank. During the past year, the Company’s cost of interest-bearing liabilities have continued to decline, with the average cost of interest-bearing liabilities dropping from 0.49% during the nine months ended September 30, 2013, to 0.38% during the nine months ended September 30, 2014.

Net interest income before provision for credit losses has increased between the quarters ended September 30, 2014 and 2013, totaling $6,129,000 for the quarter ended September 30, 2014 as compared to $5,427,000 for the quarter ended September 30, 2013. The increase in net interest income between 2013 and 2014 was primarily the result of purchases of investment securities and growth of the loan portfolio.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 9/30/14	YTD Average 12/31/13	YTD Average 9/30/13
Loans and Leases	71.15%	70.75%	71.81%
Investment securities available for sale	8.45%	5.45%	4.99%
Interest-bearing deposits in other banks	0.26%	0.27%	0.28%
Interest-bearing deposits in FRB	20.14%	23.53%	22.92%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	17.56%	15.56%	15.42%
Money market accounts	40.72%	41.96%	41.42%
Savings accounts	14.57%	12.40%	12.37%
Time deposits	24.00%	27.00%	27.71%
Other borrowings	0.00%	0.00%	0.00%
Subordinated debentures	3.15%	3.08%	3.08%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

The residential real estate markets in the five county region from Merced to Kern showed signs of improvement since 2013 and those trends continued into the third quarter of 2014. The severe declines in residential construction and home prices that began in 2008 continue to show signs of easing and reversing direction. The sustained period of double-digit price declines from 2008 – 2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, a primary focus is reduction of nonperforming assets while providing customers options to work through this difficult economic period. Options include combinations of rate and term concessions, as well as forbearance agreements with borrowers. Median sales prices improved in the five county region from Merced to Kern between June 2013 to September 2014. Total nonperforming loans decreased during the nine months ended September 30, 2014, totaling $14,268,000 at September 30, 2014 compared to $18,102,000 reported at December 31, 2013.

As a result of a modest improvement in the economy, the Company has experienced improvement in the loan portfolio between 2013 and 2014. During the nine months ended September 30, 2014, the Company experienced increases in real estate construction development and real estate mortgage loans, but experienced decreases in commercial and industrial loans, compared to the same period ended September 30, 2013. Loans increased $52,119,000 between December 31, 2013 and September 30, 2014, and increased $63,406,000 between September 30, 2013 and September 30, 2014. Commercial and industrial loans decreased $1,361,000 between December 31, 2013 and September 30, 2014 and decreased $1,481,000 between September 30, 2013 and September 30, 2014. Real estate mortgage loans increased $19,949,000 between December 31, 2013 and September 30, 2014, and $22,977,000 between September 30, 2013 and September 30, 2014. Agricultural loans increased $1,938,000 between December 31, 2013 and September 30, 2014 and increased $7,890,000 between September 30, 2013 and September 30, 2014.  Commercial real estate loans (a component of real estate mortgage loans) have remained as a significant percentage of total loans over the past year, amounting to 34.51%, 36.41%, and 37.07%, of the total loan portfolio at September 30, 2014, December 31, 2013, and September 30, 2013, respectively. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $61,719,000 or 13.79% of the portfolio at September 30, 2014, $52,036,000, or 13.16% of the portfolio at December 31, 2013, and $50,502,000 or 13.15% of the portfolio at September 30, 2013. Loan participations purchased have remained the same at $30,000 or 0.01% of the portfolio at September 30, 2013, compared to $30,000 or 0.01% of the portfolio at December 31, 2013, but have decreased to $0 as of September 30, 2014. Loan participations sold remained the same at $9,786,000 or 2.55% of the portfolio at September 30, 2013, compared to $9,786,000 or 2.5% of the portfolio at December 31, 2013, but decreased to $6,959,000, or 1.6%, at September 30, 2014.

Although market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped maintain adequate margins. The Company’s net interest margin increased to 4.01% for the nine months ended September 30, 2014, when compared to 3.90% for the nine months ended September 30, 2013. The net interest margin has been impacted slightly by increases in the loan portfolio and purchases of investment securities, both of which are higher yielding assets compared to overnight investments with the Federal Reserve Bank. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. Loans yielded 5.67% during the nine months ended September 30, 2014, as compared to 5.62% for the nine months ended September 30, 2013.  The decrease in the Company’s cost of funds over the past year has mitigated the impact of declining yields on earning assets. The Company’s average cost of funds was 0.38% for the nine months ended September 30, 2014, as compared to 0.49% for the nine months ended September 30, 2013. Although the Company does not intend to increase its current level of brokered deposits, the levels of brokered deposits are expected to remain level at least in the short-term. The Company is currently only utilizing CDARs reciprocal deposits as a concession to our customers. The $7,889,000 in brokered deposits at September 30, 2014 continues to provide the Company with a low-cost source of deposits. The Company will continue to utilize these funding sources when required to maintain prudent liquidity levels, while seeking to increase core deposits when possible.

Total noninterest income of $4,133,000 reported for the nine months ended September 30, 2014 increased $1,095,000 or 36.04% as compared to the nine months ended September 30, 2013. Noninterest income continues to be driven by customer service fees, which totaled $2,639,000 for the nine months ended September 30, 2014. However, the increase in noninterest income between the two periods was primarily the result of a $485,000 increase in fair value of financial liability as well as a $691,000 gain on sale of investment during the nine months ended September 30, 2014.

Noninterest expense increased approximately $974,000 or 7.39% between the nine months ended September 30, 2013 and September 30, 2014. The increase experienced during the nine months ended September 30, 2014, was primarily the result of an increase of $1,516,000 in the net operating cost on OREO, partially offset by reductions in regulatory assessment expense and professional fees.

Effective March 31, 2009, and beginning with the quarterly interest payment due October 1, 2009, the Company deferred interest payments on the Company's $15.0 million of junior subordinated debentures relating to its trust preferred securities. This was the result of regulatory restraints which have precluded the Bank from paying dividends to the Holding Company. The Agreement with the Federal Reserve Bank entered into during March 2010 specifically prohibits the Company and the Bank from making any payments on the junior subordinated debt without prior approval of the Federal Reserve Bank. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals were elected, the Company continued to record interest expense associated with the debentures. As of June 30, 2014, the Company ended the extension period and all accrued and unpaid interest was paid.

The Company has not paid any cash dividends on its common stock since the second quarter of 2008 and does not expect to resume cash dividends on its common stock for the foreseeable future. Pursuant to the Agreement entered into with the Federal Reserve Bank during March of 2010, the Company and the Bank are precluded from paying cash dividends without prior consent of the Federal Reserve Bank.  On September 23, 2014, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of October 10, 2014, an additional 151,178 shares were issued to shareholders.

For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the nine months ended September 30, 2014. Total assets increased approximately $54,465,000 during the nine months ended September 30, 2014, including an increase of $51,871,000 in net loans and an increase of $6,008,000 in investment securities. Total deposits increased $48,458,000, including an increase of $27,546,000 in noninterest-bearing deposits and $27,818,000 in savings and NOW and money market accounts, partially offset by decreases of $6,906,000 in time deposits during the nine months ended September 30, 2014. Average loans comprised approximately 71.16% and 71.82% of overall average earning assets during the nine months ended September 30, 2014 and September 30, 2013, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, remained high during the nine months ended September 30, 2014, but decreased $3,437,000 from a balance of $32,048,000 at December 31, 2013 to a balance of $28,611,000 at September 30, 2014. Nonaccrual loans totaling $9,755,000 at September 30, 2014, decreased $2,586,000 from the balance of $12,341,000 reported at December 31, 2013. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $3,746,000 during the nine months ended September 30, 2014 with a balance of $14,386,000 at September 30, 2014. Other real estate owned through foreclosure increased $397,000 between December 31, 2013 and September 30, 2014 as a result of five properties being added to OREO, of which three were subsequently sold. As a result of the related events, nonperforming assets as a percentage of total assets decreased from 5.04% at December 31, 2013 to 4.14% at September 30, 2014.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for loan and lease losses and provision for credit losses for the periods shown.

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
(Benefit) provision for credit losses during period	$(101)	$(1,098)	$(1,120)
Allowance as % of nonperforming loans	77.90%	60.70%	48.84%

Nonperforming loans as % total loans	3.19%	4.58%	5.63%
Restructured loans as % total loans	1.58%	2.29%	3.47%

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Restructured loans comprise 27 loans totaling $7,078,000 at September 30, 2014, compared to 35 loans totaling $9,059,000 at December 31, 2013.

The Company recorded a negative provision of $101,000 to the allowance for credit losses during the nine months ended September 30, 2014, as compared to a negative provision of $1,120,000 for the nine months ended September 30, 2013. Net loan and lease recoveries during the nine months ended September 30, 2014 totaled $228,000 as compared to net charge-offs of $112,000 for the nine months ended September 30, 2013. The Company charged-off, or had partial charge-offs on, approximately 9 loans during the nine months ended September 30, 2014, as compared to 22 loans during the same period ended September 30, 2013, and 24 loans during the year ended December 31, 2013. The annualized percentage net recoveries to average loans were 0.07% and net charge-offs to average loans were 0.04% for the nine months ended September 30, 2014 and 2013, respectively, as compared to net recoveries of 0.08% for the year ended December 31, 2013.

Deposits increased by $48,458,000 during the nine months ended September 30, 2014, primarily due to increases experienced in non-interest bearing deposits. The Company continues to maintain a low reliance on brokered deposits and other wholesale funding sources, while maintaining sufficient liquidity. Brokered deposits totaled $7,889,000 or 1.33% of total deposits at September 30, 2014, as compared to $11,500,000 or 2.12% of total deposits at December 31, 2013, and $16,232,000 or 2.97% of total deposits at September 30, 2013.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have remained low during the first nine months of 2014. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.53% at September 30, 2014, as compared to 1.54% at December 31, 2013. Pursuant to fair value accounting guidance, the Company has recorded $34,000 in pretax fair value loss on its junior subordinated debt during the nine months ended September 30, 2014, bringing the total cumulative gain recorded on the debt to $5,478,000 at September 30, 2014.

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

Results of Operations

On a year-to-date basis, the Company reported net income of $4,659,000 or $0.31 per share ($0.31 diluted) for the nine months ended September 30, 2014, as compared to $4,323,000 or $0.28 per share ($0.28 diluted) for the same period in 2013. The Company’s return on average assets was 0.94% for the nine months ended September 30, 2014, as compared to 0.90% for the nine months ended September 30, 2013. The Bank’s return on average equity was 7.90% for the nine months ended September 30, 2014, as compared to 8.10% for the nine months ended September 30, 2013.

For the quarters ended September 30, 2014 and 2013, the Company reported net income of $1,703,000 or $0.11 per share ($0.11 diluted) and $1,852,000 or $0.12 per share ($0.12 diluted), respectively. The Company’s return on average assets was 1.00% for the quarter ended September 30, 2014, compared to 1.14% for the quarter ended September 30, 2013. The Bank’s return on average equity was was 8.39% for the quarter ended September 30, 2014, compared to 10.14% for the quarter ended September 30, 2013.

Net Interest Income

Net interest income before provision for credit losses totaled $17,510,000 for the nine months ended September 30, 2014, representing an increase of $1,481,000, or 9.24%, when compared to the $16,029,000 reported for the same period of the previous year.

The Company’s year-to-date net interest margin, as shown in Table 1, increased to 4.01% at September 30, 2014 from 3.90% at September 30, 2013, a increase of 11 basis points (100 basis points = 1%) between the two periods. While average market rates of interest have remained level between the nine months ended September 30, 2014 and 2013 (the Prime rate averaged 3.25% during both periods), the increase in the Company’s yield on loans, as well as an increase in loans and investment securities have positively impacted the net margin between the two periods.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Nine Months Ended September 30, 2014 and 2013

		2014			2013
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans and leases (1)	$414,769	$17,602	5.67%	$394,081	$16,565	5.62%
Investment Securities – taxable	49,230	688	1.87%	27,403	495	2.42%
Interest-bearing deposits in other banks	1,517	5	0.44%	1,510	6	0.53%
Interest-bearing deposits in FRB	117,367	210	0.24%	125,745	223	0.24%
Total interest-earning assets	582,883	$18,505	4.24%	548,739	$17,289	4.21%
Allowance for credit losses	(11,085)			(11,579)
Noninterest-earning assets:
Cash and due from banks	19,982			23,087
Premises and equipment, net	12,011			12,072
Accrued interest receivable	1,401			1,278
Other real estate owned	14,145			20,173
Other assets	45,650			46,350
Total average assets	$664,987			$640,120
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$60,737	$55	0.12%	$53,050	$45	0.11%
Money market accounts	140,782	369	0.35%	142,469	483	0.45%
Savings accounts	50,408	86	0.23%	42,536	64	0.20%
Time deposits	83,018	302	0.49%	95,296	451	0.63%
Other borrowings	—	—	0.00%	—	—	0.00%
Junior subordinated debentures	10,908	183	2.24%	10,576	217	2.74%
Total interest-bearing liabilities	345,853	$995	0.38%	343,927	$1,260	0.49%
Noninterest-bearing liabilities:
Noninterest-bearing checking	231,853			218,832
Accrued interest payable	73			99
Other liabilities	8,355			5,890
Total Liabilities	586,134			568,748

Total shareholders' equity	78,853			71,372
Total average liabilities and shareholders' equity	$664,987			$640,120
Interest income as a percentage of average earning assets			4.24%			4.21%
Interest expense as a percentage of average earning assets			0.23%			0.31%
Net interest margin			4.01%			3.90%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $388,000 and $24,000 for the nine months ended September 30, 2014 and 2013, respectively.

Interest rates and Interest Differentials

Three Months Ended September 30, 2014 and 2013

		2014			2013
(dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans and leases (1)	$435,549	$6,187	5.64%	$392,001	$5,545	5.61%
Investment Securities – taxable	50,599	227	1.78%	25,058	157	2.49%
Interest-bearing deposits in other banks	1,519	2	0.52%	1,512	2	0.52%
Interest-bearing deposits in FRB	104,254	63	0.24%	141,895	88	0.25%
Total interest-earning assets	591,921	$6,479	4.34%	560,466	$5,792	4.10%
Allowance for credit losses	(11,132)			(11,723)
Noninterest-earning assets:
Cash and due from banks	20,629			23,471
Premises and equipment, net	11,911			12,062
Accrued interest receivable	1,464			1,231
Other real estate owned	14,173			17,218
Other assets	44,760			43,764
Total average assets	$673,726			$646,489
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$62,216	$24	0.15%	$53,626	$14	0.10%
Money market accounts	143,835	131	0.36%	141,798	129	0.36%
Savings accounts	55,627	40	0.29%	42,312	21	0.20%
Time deposits	81,108	96	0.47%	92,792	137	0.59%
Other borrowings	—	—	0.00%	—	—	0.00%
Junior subordinated debentures	10,104	59	2.32%	10,903	64	2.33%
Total interest-bearing liabilities	352,890	$350	0.39%	341,431	$365	0.42%
Noninterest-bearing liabilities:
Noninterest-bearing checking	230,590			226,763
Accrued interest payable	81			89
Other liabilities	9,596			5,795
Total Liabilities	593,157			574,078

Total shareholders' equity	80,569			72,411
Total average liabilities and shareholders' equity	$673,726			$646,489
Interest income as a percentage of average earning assets			4.34%			4.10%
Interest expense as a percentage of average earning assets			0.23%			0.26%
Net interest margin			4.11%			3.84%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $150,000 and $3,000 for the quarters ended September 30, 2014 and 2013, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the nine months ended September 30, 2014 compared to September 30, 2013
(In thousands)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$1,037	$160	$877
Investment securities available for sale	193	(132)	325
Interest-bearing deposits in other banks	(1)	(1)	—
Interest-bearing deposits in FRB	(13)	2	(15)
Total interest income	1,216	29	1,187
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(104)	(120)	16
Savings and money market accounts	22	9	13
Time deposits	(149)	(96)	(53)
Other borrowings	—	0	—
Subordinated debentures	(34)	(41)	7
Total interest expense	(265)	(248)	(17)
Increase in net interest income	$1,481	$277	$1,204

For the nine months ended September 30, 2014, total interest income increased approximately $1,216,000 or 7.03% as compared to the nine months ended September 30, 2013. Earning asset volumes increased in investment securities available for sale, loans and leases, and interest-bearing deposits in other banks between the two periods with a large increases experienced in investment securities and loans and leases, which on average increased $21,827,000 and $20,688,000, respectively, between the two periods. The average rates on loans increased 5 basis points between the two periods, and the average rate on investment securities decreased approximately 55 basis points during the nine months ended September 30, 2014 as compared to the same period of 2013.

For the nine months ended September 30, 2014, total interest expense decreased approximately $265,000, or 21.03% as compared to the nine months ended September 30, 2013. Between those two periods, average interest-bearing liabilities increased by $1,926,000, while the average rates paid on these liabilities decreased by 11 basis points.

For the quarter ended September 30, 2014, total interest income increased $687,000 or 11.86%, as compared to the quarter ended September 30, 2013. Comparing those two periods, average interest earning assets increased $31,455,000, with the large increases experienced in investment securities and loans and leases. The average rate on total interest-earning assets increased 24 basis points, primarily due to an increase of 3 basis points on average rates paid on loans. For the quarter ended September 30, 2014, total interest expense decreased $15,000 or 4.11% as compared to the quarter ended September 30, 2013, as a result of a 3 basis point decrease on the average rates paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 0.39% for the quarter ended September 30, 2014, compared to 0.42% for the same period ended September 30, 2013.

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
For the nine months ended September 30, 2014, the provision to the allowance for credit losses amounted to a benefit of $101,000 as compared to a benefit of $1,120,000 for the nine months ended September 30, 2013. For the quarter ended September 30, 2014, the provision to the allowance for credit losses amounted to a provision of $39,000, as compared to a benefit of $1,150,000 for the quarter ended September 30, 2013.

The amount provided to the allowance for credit losses during the first nine months of 2014 brought the allowance to 2.48% of net outstanding loan balances at September 30, 2014, as compared to 2.78% of net outstanding loan balances at December 31, 2013, and 2.75% at September 30, 2013.

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2014 and 2013:

(In thousands)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Amount of Change	Percent Change
Customer service fees	$2,639	$2,554	$85	3.33%
Increase in cash surrender value of BOLI	384	417	(33)	(7.91)%
Loss on fair value of financial liability	(34)	(519)	485	(93.45)%
Gain on sale of other investment	691	—	691	100.00%
Gain on sale of fixed assets	25	—	25	100.00%
Other	428	586	(158)	(26.96)%
Total noninterest income	$4,133	$3,038	$1,095	36.04%

Noninterest income for the nine months ended September 30, 2014 increased $1,095,0000 or 36.04% when compared to the same period of 2013. Customer service fees, the primary component of noninterest income, increased $85,000 or 3.33% between the two periods presented. The increase in noninterest income of $1,095,000 between the two periods includes a reduction in the loss on fair value of financial liability and a gain on sale of a real estate limited partnership interest. The change in the fair value of financial liability is primarily caused by a modest decline in Libor rates beyond two years as compared to the previous quarter.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2014 and 2013:

Table 4. Changes in Noninterest Expense

(In thousands)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Amount of Change	Percent Change
Salaries and employee benefits	$7,108	$6,684	$424	6.34%
Occupancy expense	2,795	2,693	102	3.79%
Data processing	101	126	(25)	(19.84)%
Professional fees	959	1,136	(177)	(15.58)%
FDIC/DFI insurance assessments	700	1,032	(332)	(32.17)%
Director fees	176	175	1	0.57%
Amortization of intangibles	62	140	(78)	(55.71)%
Correspondent bank service charges	89	229	(140)	(61.14)%
(Gain) loss on California tax credit partnership	(15)	151	(166)	(109.93)%
Net (gain) cost on operation of OREO	480	(1,036)	1,516	(146.33)%
Other	1,700	1,851	(151)	(8.16)%
Total expense	$14,155	$13,181	$974	7.39%

Noninterest expense increased $974,000 between the nine months ended September 30, 2014 and 2013. The net increase in noninterest expense between the comparative periods is primarily the result of a increase on net cost of operation on OREO due to gains on sale of OREO realized in 2013.

Included in net costs on operations of OREO for the nine months ended September 30, 2014, are OREO operating expenses totaling $590,000, partially offset by $110,000 in gains on sale of OREO. Net operating cost on operations of OREO for the nine months ended September 30, 2013, includes gains on sale of OREO of $1,949,000, which were partially offset by OREO operating expenses of $700,000.

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

The Company reviews its current tax positions at least quarterly based upon accounting standards related to uncertainty in income taxes which includes the criteria required for the income tax benefit, all or in part, to be recognized in a taxable entity’s financial statements. Under the income tax guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority. The Company has reviewed all of its tax positions as of September 30, 2014, and has determined that there are no material amounts that should be recorded under the current income tax accounting guidelines.

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At September 30, 2014 and December 31, 2013, the Company had no recorded valuation allowance. The Company performs an analysis of the valuation allowance considering both tax planning strategies and future earnings as a basis for utilizing the deferred tax assets. The tax planning strategies include the sale of certain bank premise and the surrender of Bank Owned Life Insurance. In its review of a requirement for a valuation allowance, the Company identifies both positive and negative evidence to determine whether a valuation allowance is required.
Financial Condition

Total assets increased $54,465,000, or 8.56% to a balance of $690,394,000 at September 30, 2014, from the balance of $635,929,000 at December 31, 2013, and increased $28,663,000, or 4.33%, from the balance of $661,731,000 at September 30, 2013. Total deposits of $590,947,000 at September 30, 2014, increased $48,458,000, or 8.93% from the balance reported at December 31, 2013, and increased $19,471,000, or 3.41%, from the balance of $571,476,000 reported at September 30, 2013. Cash and cash equivalents decreased $327,000, or 0.24%, between December 31, 2013 and September 30, 2014; net loans increased $51,871,000, or 13.51% to a balance of $435,896,000; and investment securities increased by $6,008,000, or 13.77% during the first nine months of 2014.

Earning assets averaged approximately $582,883,000 during the nine months ended September 30, 2014, as compared to $548,739,000 for the same period of 2013. Average interest-bearing liabilities increased to $345,853,000 for the nine months ended September 30, 2014, from $343,927,000 reported for the comparative period of 2013.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $447,436,000 at September 30, 2014, an increase of $52,119,000, or 13.18%, when compared to the balance of $395,317,000 at December 31, 2013, and an increase of $63,406,000, or 16.51%, when compared to the balance of $384,030,000 reported at September 30, 2013. Loans on average increased $20,688,000, or 5.25%, between the nine months ended September 30, 2013 and September 30, 2014, with loans averaging $414,769,000 for the nine months ended September 30, 2014, as compared to $394,081,000 for the same period of 2013.

During the first nine months of 2014, a decrease of $1,361,000 was experienced in commercial and industrial loans.  Real estate construction and real estate mortgage loans increased $29,579,000 or 34.00%, and $19,949,000 or 10.11%, respectively, during the first nine months of 2014.

The following table sets forth the amounts of loans outstanding by category at September 30, 2014 and December 31, 2013, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	September 30, 2014		December 31, 2013
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$69,325	15.5%	$70,686	17.9%	$(1,361)	(1.93)%
Real estate – mortgage	217,314	48.6%	197,365	49.9%	19,949	10.11%
RE construction & development	116,583	26.1%	87,004	22.0%	29,579	34.00%
Agricultural	32,870	7.3%	30,932	7.8%	1,938	6.27%
Installment/other	11,344	2.5%	9,330	2.5%	2,014	21.59%
Total Gross Loans	$447,436	100.0%	$395,317	100.1%	$52,119	13.18%

The overall average yield on the loan portfolio was 5.67% for the nine months ended September 30, 2014, as compared to 5.62% for the nine months ended September 30, 2013. At September 30, 2014, 41.6%% of the Company's loan portfolio consisted of floating rate instruments, as compared to 42.7% of the portfolio at December 31, 2013, with the majority of those tied to the prime rate. Approximately 32.38% or $60,299,000 million of the floating rate loans have rate floors at September 30, 2014, making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. Approximately $5,930,000 of the $60,299,000 in loans with floors have floor spreads of 100 basis points or more, meaning that interest rates would need to increase more than 1% (or 100 basis points) before the rates on those loans would increase and effectively become floating rate loans again. The portfolio of floating rate loans with floors has a relatively short duration with $7,176,000 million maturing in one year or less, and $7,824,000 maturing in less than two years.

Deposits

Total deposits were $590,947,000 at September 30, 2014, representing an increase of $48,458,000, or 8.93% from the balance of $542,489,000 reported at December 31, 2013, and an increase of $19,471,000, or 3.41% from the balance of $571,476,000 reported at September 30, 2013.

The following table sets forth the amounts of deposits outstanding by category at September 30, 2014 and December 31, 2013, and the net change between the two periods presented.

Table 6. Deposits

(In thousands)	September 30, 2014	December 31, 2013	Net Change	Percentage Change
Noninterest bearing deposits	$241,863	$214,317	$27,546	12.85%
Interest bearing deposits:
NOW and money market accounts	214,001	198,928	15,073	7.58%
Savings accounts	58,503	45,758	12,745	27.85%
Time deposits:
Under $100,000	26,344	28,825	(2,481)	-8.61%
$100,000 and over	50,236	54,661	(4,425)	-8.10%
Total interest bearing deposits	349,084	328,172	20,912	6.37%
Total deposits	$590,947	$542,489	$48,458	8.93%

The Company's deposit base consists of two major components represented by noninterest bearing (demand) deposits and interest bearing deposits, totaling $241,863,000 and $349,084,000 at September 30, 2014, respectively. Interest bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest bearing deposits increased $20,912,000, or 6.37%, between December 31, 2013 and September 30, 2014, and noninterest bearing deposits increased $27,546,000, or 12.85% between the same two periods presented. Included in the increase of $20,912,000 in interest bearing deposits during the nine months ended September 30, 2014, is an increase of $12,745,000 in savings accounts and an increase of $15,073,000 in NOW and money market accounts.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of $100,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 88.38% and 86.73% of the total deposit portfolio at September 30, 2014 and December 31, 2013, respectively. Brokered deposits totaled $7,889,000 at September 30, 2014, as compared to $11,500,000 at December 31, 2013, and $16,232,000 at September 30, 2013. Brokered deposits were 1.33% and 2.12% of total deposits at September 30, 2014 and December 31, 2013, respectively.

During the nine months ended September 30, 2014, total time deposits decreased by $6,906,000, or 2.10%, during the nine months ended September 30, 2014, brokered deposits, a component of total time deposits, decreased $3,611,000, or 31.40%  Although the Company will continue to use pricing strategies to control the overall level of time deposits and other borrowings as part of its balance sheet and liquidity planning process, the March 2010 agreement with the Federal Reserve Bank required reductions in brokered deposits, placing increased emphasis on core deposits as part of the Company’s long-term relationship banking strategy.  As a result, core deposits, including NOW and money market accounts, savings accounts, and noninterest-bearing checking accounts, continue to provide the Company’s primary funding source.

On a year-to-date average, the Company experienced an increase of $14,615,000, or 2.65%, in total deposits between the nine months ended September 30, 2014 and September 30, 2013. Between these two periods, average interest bearing deposits increased $1,594,000 or 0.48%, while total noninterest-bearing deposits increased $13,021,000, or 5.95%, on a year-to-date average basis.

Short-Term Borrowings

At  September 30, 2014, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $289,806,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $6,092,000. At September 30, 2014, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At September 30, 2014 and September 30, 2013, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $254,761,000, collateralized FHLB lines of credit totaling $7,094,000, and an uncollateralized lines of credit with PCBB of $10,000,000 at December 31, 2013.

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

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors, including economic factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss". Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At September 30, 2014, “classified” loans totaled $30,837,000 or 6.89% of gross loans as compared to $38,365,000 or 9.70% of gross loans at December 31, 2013.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at September 30, 2014 and December 31, 2013, as well as classified loans at those period-ends.

(in 000's)	September 30, 2014	December 31, 2013
Specific allowance – impaired loans	$719	$762
Formula allowance – classified loans not impaired	2,821	3,205
Formula allowance – special mention loans	28	31
Total allowance for special mention and classified loans	3,568	3,998

Formula allowance for pass loans	6,635	6,595
Unallocated allowance	912	395
Total allowance for loan losses	$11,115	$10,988

Impaired loans	14,386	18,132
Classified loans not considered impaired	16,451	20,233
Total classified loans	$30,837	$38,365
Special mention loans not considered impaired	$1,660	$1,825

Impaired loans decreased $3,746,000 between December 31, 2013 and September 30, 2014 and the specific allowance related to those impaired loans decreased $43,000 between December 31, 2013 and September 30, 2014. The formula allowance related to loans that are not impaired (including special mention and substandard) decreased by $387,000 between December 31, 2013 and September 30, 2014. The level of “pass” loans increased approximately $41,873,000 between December 31, 2013 and September 30, 2014, while the related formula allowance increased $40,000 during the same period. The formula allowance for “pass loans”is derived from the loan loss factors under migration analysis. Due to improvements in lending policies and loan review quality, less reserve is required for pass loans.

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

At September 30, 2014 and December 31, 2013, the Company's recorded investment in impaired loans totaled $14,386,000 and $18,132,000, respectively. Included in total impaired loans at September 30, 2014, are $4,749,000 of impaired loans for which the related specific allowance is $719,000, as well as $9,637,000 of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2013 included $5,460,000 of impaired loans for which the related specific allowance is $762,000 and $12,672,000 of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $14,714,000 during the first nine months of 2014. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At September 30, 2014, included in impaired loans, are troubled debt restructures totaling $7,078,000. Of the $7,078,000 in troubled debt restructures at September 30, 2014, $2,565,000 are on nonaccrual status. Troubled debt restructures on accrual status totaling $4,513,000 are current with regards to payments, and are performing according to the modified contractual terms.

The largest category of impaired loans at September 30, 2014 is real estate mortgage, comprising approximately 52.85% of total impaired loans at September 30, 2014. Additionally, commercial and industrial and real estate construction loans combined represent approximately another 46.59% of total impaired loan balances at September 30, 2014. Of the $1,008,000 in commercial and industrial impaired loans reported at September 30, 2014, none are secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at September 30, 2014, approximately $13,371,000 or 92.94% are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at September 30, 2014 and December 31, 2013.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	September 30, 2014	September 30, 2014	December 31, 2013	December 31, 2013
Commercial and industrial	$1,008	$47	$677	$9
Real estate – mortgage	7,603	670	15,573	753
RE construction & development	5,695	—	1,789	—
Agricultural	35	—	45	—
Installment/other	45	2	48	—
Commercial lease financing	—	—	—	—
Total Impaired Loans	$14,386	$719	$18,132	$762

Included in impaired loans are loans modified in troubled debt restructurings (“TDRs”), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At September 30, 2014, approximately $5,637,000 of the total $7,078,000 in TDRs was for real estate mortgages, and another $485,000 related to real estate construction and development loans at September 30, 2014.

Total troubled debt restructurings decreased 21.87% at September 30, 2014 compared to December 31, 2013. Nonaccrual TDRs decreased by 22.23% and accruing TDRs decreased by 21.66% over the same period. Within TDR categories, total residential mortgages and real estate construction TDRs showed a decrease of 26.17%. The majority of these credits are related to real estate construction projects that slowed significantly or stalled. The Company has pursued restructuring the qualified credits while the construction industry recovers in order to allow developers an opportunity to finish projects at a slower pace. Concessions granted in these circumstances include lengthened maturities, lower lot release prices, or rate reductions that enable the borrower to finish the construction projects and repay loans to the Company. The Company has had general success in its restructuring efforts even though not all restructured efforts will be entirely successful.

The following table summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at September 30, 2014 and December 31, 2013.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in thousands)	September 30, 2014	September 30, 2014	September 30, 2014
Commercial and industrial	$876	$86	$790
Real estate - mortgage:
Commercial real estate	1,381	1,381	—
Residential mortgages	4,256	1,098	3,158
Home equity loans	—	—	—
Total real estate mortgage	5,637	2,479	3,158
RE construction & development	485	—	485
Agricultural	35	—	35
Installment/other	45	—	45
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$7,078	$2,565	$4,513

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in thousands)	December 31, 2013	December 31, 2013	December 31, 2013
Commercial and industrial	$675	$—	$675
Real estate - mortgage:
Commercial real estate	1,468	1,468	—
Residential mortgages	5,273	1,583	3,690
Home equity loans	—	—	—
Total real estate mortgage	6,741	3,051	3,690
RE construction & development	1,551	247	1,304
Agricultural	44	—	44
Installment/other	48	—	48
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$9,059	$3,298	$5,761

Of the $7,078,000 in total TDRs at September 30, 2014, $2,565,000 were on nonaccrual status at period-end. Of the $9,059,000 in total TDRs at December 31, 2013, $3,298,000 were on nonaccrual status at period-end. As of September 30, 2014, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

The following table summarizes special mention loans by type at September 30, 2014 and December 31, 2013.

(in thousands)	September 30, 2014	December 31, 2013
Commercial and industrial	$342	$590
Real estate - mortgage:
Commercial real estate	1,100	—
Residential mortgages	218	1,204
Home equity loans	—	32
Total real estate mortgage	1,318	1,236
RE construction & development	—	—
Agricultural	—	—
Installment/other	—	—
Commercial lease financing	—	—
Total Special Mention Loans	$1,660	$1,826

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

Table 7. Allowance for Credit Losses - Summary of Activity

(In thousands)	September 30, 2014	September 30, 2013
Total loans outstanding at end of period before deducting allowances for credit losses	$447,011	$383,992
Average loans outstanding during period	414,769	394,081

Balance of allowance at beginning of period	10,988	11,784
Loans charged off:
Real estate	(191)	(265)
Commercial and industrial	(183)	(678)
Installment and other	(10)	(258)
Total loans charged off	(384)	(1,201)
Recoveries of loans previously charged off:
Real estate	332	744
Commercial and industrial	187	292
Installment and other	93	53
Total loan recoveries	612	1,089
Net loans recovered (charged off)	228	(112)

Provision charged to operating expense	(101)	(1,120)
Balance of allowance for credit losses at end of period	$11,115	$10,552

Net loan (recoveries) charge-offs to total average loans (annualized)	(0.07)%	0.04%
Net loan (recoveries) charge-offs to loans at end of period (annualized)	(0.07)%	0.04%
Allowance for credit losses to total loans at end of period	2.48%	2.75%
Net loan (recoveries) charge-offs to allowance for credit losses (annualized)	(2.74)%	1.42%
Provision for credit losses to net (recoveries) charge-offs (annualized)	(59.06)%	(1,333.33)%

Net loan charge-offs decreased $340,000 during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013. Net loan recoveries of $228,000 experienced during the nine months ended September 30, 2014 included full or partial charge-offs of $285,000 in impaired loans.

At September 30, 2014 and September 30, 2013, $293,000 and $144,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, reported separately in other liabilities. Management believes that the 2.48% credit loss allowance at September 30, 2014 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in losses to the loan portfolio.

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

Table 8. Nonperforming Assets

(In thousands)	September 30, 2014	December 31, 2013
Nonaccrual Loans	$9,755	$12,341
Restructured Loans (1)	4,513	5,761
Total nonperforming loans	14,268	18,102
Other real estate owned	14,343	13,946
Total nonperforming assets	$28,611	$32,048

Nonperforming loans to total gross loans	3.19%	4.58%
Nonperforming assets to total assets	4.14%	5.04%
Allowance for loan losses to nonperforming loans	77.90%	60.70%

(1)	Included in nonaccrual loans at September 30, 2014 and December 31, 2013 are restructured loans totaling $2,565,000 and $3,298,000, respectively.

Non-performing loans decreased $3,834,000 between December 31, 2013 and September 30, 2014. Nonaccrual loans decreased $2,586,000 between December 31, 2013 and September 30, 2014, with real estate mortgage and real estate construction loans each comprising approximately 98.83% of total nonaccrual loans at September 30, 2014. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans increased from 60.70% at December 31, 2013 to 77.90% at September 30, 2014.

	Balance	Balance	Change from
Nonaccrual Loans (in 000's):	September 30, 2014	December 31, 2013	December 31, 2013
Commercial and industrial	$114	$—	$114
Real estate - mortgage	4,434	11,873	(7,439)
RE construction & development	5,207	468	4,739
Agricultural	—	—	0
Installment/other	—	—	—
Total Nonaccrual Loans	$9,755	$12,341	$(2,586)

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at September 30, 2014 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At September 30, 2014, the Company had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At September 30, 2014, the Bank had 64.75% of total assets in the loan portfolio and a loan to deposit ratio of 75.64%, as compared to 62.12% of total assets in the loan portfolio and a loan to deposit ratio of 72.81% at December 31, 2013. Liquid assets at September 30, 2014, include cash and cash equivalents totaling $134,885,000 as compared to $135,212,000 at December 31, 2013. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $305,898,000 and an uncollateralized line of credit from Pacific Coast Banker's Bank (PCBB) of $10,000,000 at September 30, 2014.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion). The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Since the quarter ended March 31, 2009, the Bank has been precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at March 31, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. During the second quarter of 2014, the Bank received approval from the Federal Reserve Bank to upstream a dividend to the parent company for the purpose of payment of deferred interest on the Company's junior subordinated debt.  During the nine months ended September 30, 2014, the Company received $1,405,000 in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2012	$141,627
September 30, 2013	$181,842
December 31, 2013	$135,212
September 30, 2014	$134,885

Cash and cash equivalents decreased $327,000 during the nine months ended September 30, 2014, as compared to an increase of $40,215,000 during the nine months ended September 30, 2013.

The Company had a net cash inflow from operations of $6,106,000 for the nine months ended September 30, 2014 and a cash inflow from operations totaling $9,167,000 for the period ended September 30, 2013. The Company experienced net cash outflows from investing activities totaling $54,987,000 from an increase in loans and purchases of investment securities during the nine months ended September 30, 2014. For the nine months ended September 30, 2013, the Company experienced net cash inflows from investing activities of $22,847,000 due to settlement of OREO properties and decreases in loans.

During the nine months ended September 30, 2014, the Company experienced net cash inflows from financing activities totaling $48,554,000, primarily as the result of increases in demand deposits accounts. For the nine months ended September 30, 2013, the Company experienced net cash inflows of $8,201,000 from financing activities due to increases in demand deposit and savings accounts.

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

Since the effective date of the Agreement, the Bank submitted quarterly progress reports to the Federal Reserve. As of the October 29, 2014 progress report submitted for the third quarter of 2014, the Company and the Bank believe they are in compliance with the Agreement, including deadlines and remediation of violations of laws and regulations regarding stale loan appraisals.

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

Pursuant to the March 2010 Agreement with the Federal Reserve Bank, the Company and the Bank are required to maintain sufficient capital to support current and future capital needs, including compliance with Capital Adequacy Guidelines taking into account the volume of classified assets, concentrations of credit, the level of the allowance for loan losses, current and projected growth, and projected retained earnings.  Pursuant to the MOU issued by the California Department of Business Oversight in October 2013, the Bank is required to maintain a ratio of tangible shareholders’ equity to total tangible assets equal to or greater than 9.0%. For purposes of the MOU, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 12.60% at September 30, 2014.

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

The following table sets forth the Company’s and the Bank's actual capital positions at September 30, 2014, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Company	Bank		To Be Well Capitalized under Prompt Corrective
	Actual Capital Ratios	Actual Capital Ratios	Minimum Capital Ratios	Action Provisions
Total risk-based capital ratio	16.50%	16.07%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	15.22%	14.80%	5.00%	6.00%
Leverage ratio	11.94%	11.68%	4.00%	5.00%

As is indicated by the above table, and the above discussion of the required ratio of tangible shareholders’ equity to total tangible assets under the MOU, the Company and the Bank exceeded all applicable regulatory capital guidelines at September 30, 2014. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an agreement with the Federal Reserve Bank that, among other things, requires prior approval before paying a cash dividend or otherwise making a distribution of stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company. In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the nine months ended September 30, 2014, the Company received $1,405,000 in cash dividends from the Bank to pay interest on the junior subordinated debentures and pay Company operating expenses.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At September 30, 2014, the bank was not subject to a reserve requirement.

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

As of September 30, 2014, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None during the quarter ended September 30, 2014.

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

United Security Bancshares

Date:	November 5, 2014	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Kenneth L. Donahue
Kenneth L. Donahue
Executive Vice President and Acting Chief Financial Officer