Form 10-K
period 2014-12-31
UNITED SECURITY BANCSHARES
filed 2015-03-17
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUALREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32987

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (559) 248-4943
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
Shares outstanding as of February 28, 2015:   15,425,086
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Definitive Proxy Statement for the 2015 Meeting of Part III, Items 10, 11, 12, 13 and 14
Shareholders is incorporated by reference into Part III.

UNITED SECURITY BANCSHARES

 PART 1

Certain matters discussed or incorporated by reference in this Annual Report of Form 10-K including, but not limited to, those described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements as defined under the Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) competitive pressure in the banking industry increasing significantly; (2) changes in the interest rate environment which may reduce margins and devalue assets; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5)  changes in business conditions and inflation; (6) changes in securities markets; (7) asset/liability matching risks and liquidity risks; (8) potential impairment of goodwill and other intangible assets; (9) loss of key personnel; and (10) operational interruptions including data processing systems failure and fraud. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

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

The Bank is a California state-chartered bank headquartered in Fresno, California. It is also a member of the Federal Reserve System (“Fed member”). The Bank originally commenced business on December 21, 1987, as a national bank and, during the fourth quarter of 1998, filed an application with the California Department of Financial Institutions and other regulatory authorities to become a state-chartered bank. The shareholders approved the conversion in January of 1999, and the Bank was granted approval to operate as a state-chartered bank on February 3, 1999. The Bank’s operations are currently subject to federal and state laws applicable to state-chartered, Fed member banks, and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (FDIC). The Bank is also subject to the Federal Deposit Insurance Act and regulatory reporting requirements of the FDIC. As a state-chartered bank and a member of the Federal Reserve System, the Bank is subject to supervision and regular examinations by the Board of Governors of the Federal Reserve System (FRB) and the California Department of Business Oversight (DBO). In addition, the Bank is required to file reports with the FRB and provide such additional information as the FRB may require.

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

On February 16, 2007, the Company completed its merger with Legacy Bank, N.A., located in Campbell, California, with the acquisition of 100 percent of Legacy’s outstanding common shares. At the time of the merger, Legacy Bank’s one branch was merged with and into United Security Bank, a subsidiary of the Company. The purchase of Legacy Bank provided the Company with an opportunity to expand its market area into Santa Clara County and to serve a growing small business niche and individual client base built by Legacy. The Company believes that as the economy continues to recover from the recent significant downturn, there will be increased opportunities to expand business within the greater Campbell area particularly in lending to small-to-medium sized businesses, The merger transaction was accounted for as a purchase transaction, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities, with resultant goodwill of $8.8 million and core deposits intangibles of $1.9 million. Goodwill is not amortized but is reviewed at least annually for impairment, while core deposit intangibles are being amortized over a period of approximately 7 years. The Company recognized no impairment charges related to goodwill or core deposit intangibles for the years ended December 31, 2014 and 2013.

At December 31, 2014, the Bank operates three branches (including its main office), one construction lending office, and one financial services office in Fresno and one branch each, in Oakhurst, Caruthers, San Joaquin, Firebaugh, Coalinga, Bakersfield, Taft, and Campbell. In addition, the Company and Bank have administrative headquarters located at 2126 Inyo Street, Fresno, California, 93721. The Company operates as one operating segment.

At December 31, 2014 and 2013, the consolidated Company had total assets of approximately $663,169,000, and $635,929,000, respectively. For the year ended December 31, 2014, the Company reported net income of $6,216,000, as compared to $7,269,000 for the year ended December 31, 2013. At December 31, 2014, the consolidated Company had approximately $446,824,000 in net loans, $565,373,000 in deposits, and $82,826,000 in shareholders' equity.

The Company has increased loan growth over the last year as the economy and real estate markets have improved. While the company experienced a decline in loan growth between 2012 and 2013, the loan portfolio has grown significantly over the last year. Total loans declined 1.1% between December 31, 2012 and December 31, 2013, but increased 16.35% between December 31, 2013 and December 31, 2014. During the same periods, nonperforming assets and related loan losses both decreased.  Nonperforming assets declined from $47,073,000 at December 31, 2012, to $32,048,000 at December 31, 2013 and declined an additional $2,462,000 to $29,586,000 at December 31, 2014, for a total reduction of $17,487,000 in nonperforming assets over the two periods. Loan loss provisions totaled $1,019,000 for the year ended December 31, 2012. Negative provisions were recorded for the years ended December 31, 2013, and December 31, 2014, of $1,098,000 and $845,000, respectively. Over the past year, housing starts have increased and housing prices in the Company’s market area have improved. Unemployment and other economic factors continue to strengthen. As a result, Management’s focus over the past year, has been to concentrate its efforts on developing new business and growing the loan portfolio. Lending policies and procedures have been enhanced, and loan modifications, including rate and maturity concessions, and forbearance agreements, continue to be utilized in order to minimize loss exposure in the loan portfolio.

While loan growth prior to 2007 was funded to some degree by brokered deposits and other wholesale funding sources, the current state of the economy and the financial condition of the Company have made it increasingly important to continue to develop core deposits and reduce the Company’s dependence on brokered and other wholesale funding sources, including lines of credit with the Federal Reserve Bank and the FHLB. The Company increased its efforts early in 2009 to develop core deposit growth with employee training throughout the entire organization and a deposit-gathering program that incented employees to bring in new deposits from our local market area and establish more extensive relationships with our customers. As a result, the Bank has reduced its dependence on wholesale funding sources, including brokered deposits, to a level more in-line with peers.

The Company's percentage of brokered deposits are now in-line with peers. Total brokered deposits decreased from $11,500,000 at December 31, 2013, to $11,480,000 at December 31, 2014, representing a slight decrease of $20,000. Through additions to the loan portfolio and securities purchases, the Company has lowered its liquidity positions with a decrease in fed funds sold and other overnight investments of $115,019,000 at December 31, 2013 to $82,229,000 at December 31, 2014.

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

The Bank offers a wide range of deposit instruments including personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal (NOW) accounts, money market accounts and time certificates of deposit. Most of the Bank's deposits are comprised of accounts from individuals and from small and medium-sized business-related sources. Time deposits have provided a significant portion of the Bank’s deposit base amounting to 13.82% and 15.39% of total deposits at December 31, 2014 and 2013, respectively. A portion of those time deposits are brokered deposits which are considered wholesale funding sources generally from out of the Bank’s market area. Brokered deposits comprised 2.03% and 2.12% of total deposits at December 31, 2014 and 2013, respectively.

The Bank also engages in a full complement of lending activities, including real estate mortgage (46.9% of total loans at December 31, 2014), commercial and industrial (13.6% of total loans at December 31, 2014), real estate construction (30.0% of total loans at December 31, 2014), as well as agricultural (6.9% of total loans at December 31, 2014), and consumer loans (2.6% of total loans at December 31, 2014), with particular emphasis on short and medium-term obligations. Approximately 77% of the Bank's loans are secured by real estate at December 31, 2014. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2014, the Bank had loans (net of unearned fees) outstanding of $457,595,000, which represented approximately 80.9% of the Bank's total deposits and approximately 69.0% of its total assets.

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

Although the Bank has a high concentration of commercial real estate loans, the Bank is not in the business of making residential mortgage loans to individuals. Residential mortgage loans totaled $59,095,000 or 12.91% of the portfolio at December 31, 2014. The Bank does not originate, or have in its loans portfolio, any subprime, Alt-A, or option adjustable rate loans. The Bank does originate interest-only loans which are generally revolving lines of credit to commercial and agricultural businesses or for real estate development where the borrowers business may be seasonal or cash flows may be restricted until the completion of the project. In addition, the Bank has restructured certain loans to allow the borrower to continue to perform on the loan under a troubled debt restructuring plan.

The Bank purchases loan participations from, and sells loan participations to, other financial institutions. The underwriting standards for loan participations or purchases are the same as non-participated loans, and are subject to the same limitations, collateral requirements, and borrower requirements. The Bank has reduced its level of loan participations over the past several years. Loan participations purchased comprised 0.01% of the total loan portfolio at December 31, 2013. Currently, the Bank holds no participation purchased loans. Loan participations sold comprised 1.4% and 2.5% of the total loan portfolio at December 31, 2014 and 2013, respectively. During the past year, participation lending activity has decreased and currently the Company is participating in few, if any, participation sales or purchases.

In the normal course of business, the Bank makes various loan commitments and incurs certain contingent liabilities. At December 31, 2014 and 2013, loan commitments of the Bank totaled $109,234,000 and $65,272,000, respectively, and letters of credit totaled $3,800,000 and $2,001,000, respectively. Of the $109,234,000 in loan commitments outstanding at December 31, 2014, $15,989,000, or 14.6%, were for loans with maturities of one year or less. Due to the nature of the business of the Bank's customers, there are no seasonal patterns or absolute predictability to the utilization of unused loan commitments; therefore, the Bank is unable to forecast the extent to which these commitments will be exercised within the current year. The Bank does not believe that any such utilization will constitute a material liquidity demand. The Company does however have collateralized and uncollateralized lines of credit which could be utilized if such loan commitments were to be exercised in excess of normal expectations.

In addition to the loan and deposit services discussed above, the Bank also offers a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include online banking, mobile banking, safe deposit boxes, ATM services, payroll direct deposit, cashier's checks, traveler's checks, money orders, and foreign drafts. In addition, the Bank offers a variety of specialized financial services, including wealth management, employee benefit, insurance and loan products, as well as consulting services for a variety of clients. The Bank does not operate a trust department; however, it makes arrangements with its correspondent bank to offer trust services to its customers upon request. Most of the Bank's business originates within Fresno, Madera, Kern, and Santa Clara Counties. Neither the Bank’s business nor liquidity are seasonal, and there has been no material effect upon the Bank's capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

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

▪	The Company is not dependent on any individual customer, entity, or group of related entities for deposits nor on any significant percentage of loans to borrowers.

▪
Unsecured - Whether unsecured or secured, guarantees are usually obtained from the principals or from 3rd party guarantors if necessary for additional financial support. Unsecured loans totaled $35,626,000 and $46,982,000 at December 31, 2014 and 2013, respectively.

▪
Historic policy on renewals - The renewal or extension of existing performing lines of credit or loans has not been changed; the credits are re-underwritten for the renewal period.  The restructure or renewal of substandard loans is certified to the Board of Directors that the renewal is necessary to improve and protect the Bank’s ultimate interest in the collection of the credit or maximize its potential for collection, that the renewal reflects prudent underwriting based on reasonable repayment terms and is adequately secured, that the Bank has performed a comprehensive credit analysis indicating the borrower has the willingness and ability to repay the debt as per the terms of the restructure plan and that the Bank’s Loan Committee, designated by the Board, believes that the renewal will be repaid in accordance with the terms.

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

The Company’s primary market area at December 31, 2014 was located in Fresno, Madera, and Kern Counties, in which approximately 30 FDIC-insured financial institutions compete for business. Santa Clara County was added during February 2007, with the Legacy Bank acquisition, in which approximately 50 FDIC-insured financial institutions compete for business. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2014, which is the most current information available.

	Rank	Share
Fresno County	8th	3.58%
Madera County	10th	4.01%
Kern County	14th	1.02%
Total of Fresno, Madera, Kern Counties	12th	2.67%
Santa Clara County	42nd	0.02%

Supervision and Regulation

The Company

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is registered as such with the FRB. A bank holding company is required to file annual reports with the FRB. Information regarding its business operations and those of its subsidiaries and is also subject to examination by the FRB.

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

The Bank

The Bank as a state-chartered bank and a member of the Federal Reserve, is subject to regulation, supervision and regular examination by the FRB, the California Department of Business Oversight (DBO) and the Consumer Financial Protection Bureau (CFPB.) The Bank is subject to California laws, insofar as they are not preempted by federal banking law. Deposits of the Bank are insured by the FDIC up to the applicable limits in an amount up to $250,000 per customer, and, as such, the Bank is subject to the regulations of the FDIC and the Federal Deposit Insurance Act. As a consequence of the extensive regulation of commercial banking activities in California and the United States, the Bank’s business is particularly susceptible to changes in California and federal legislation and regulation, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

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

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels.  As discussed above, the Company is required to maintain certain levels of capital, as is the Bank.  The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company as of December 31, 2014 are as follows:

	Requirement to be:		December 31, 2014
	Adequately Capitalized	Well Capitalized	Company	Bank
Tier 1 leverage capital ratio	4.0%	5.0%	12.49%	12.25%
Tier 1 risk-based capital ratio	4.0%	6.0%	16.03%	15.65%
Total risk-based capital ratio	8.0%	10.0%	17.29%	16.91%

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

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. Management believes that as of December 31, 2014, the Company's capital levels would remain "well-capitalized" under the new rules.

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

The FHLB – SF capital stock is redeemable on five years written notice, subject to certain conditions. At December 31, 2014 the Bank owned 20,750 shares of the FHLB-SF capital stock.

Federal Reserve. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits.  At December 31, 2014, the Bank was in compliance with these requirements.

Regulatory Agreement with the Federal Reserve Bank of San Francisco

 On March 23, 2010, United Security Bancshares (the "Company") and its wholly owned subsidiary, United Security Bank (the "Bank"), entered into a formal written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “Federal Reserve”) as a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions (the “DFI”) in June 2009. That examination found significant increases in nonperforming assets, both classified loans and OREO, during 2008 and 2009, and heightened concerns about the Bank’s use of brokered and other wholesale funding sources to fund loan growth, which created increased risk to equity capital and potential volatility in earnings.

Under the terms of the Agreement, the Company and the Bank agreed, among other things: to maintain a sound process for determining, documenting, and recording an adequate allowance for loan and lease losses; to improve the management of the Bank's liquidity position and funds management policies; to maintain sufficient capital at the Company and Bank level; and to improve the Bank’s earnings and overall condition. The Company and Bank also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock, declare or pay any cash dividends, or pay interest on the Company's junior subordinated debt or trust preferred securities, without prior written approval from the Federal Reserve. The Company generates no revenue of its own and, as such, relies on dividends from the Bank to pay its operating expenses and interest payments on the Company’s junior subordinated debt.

Effective November 19, 2014, the Federal Reserve terminated the Agreement with the Bank and the Company and replaced it with an informal supervisory agreement that requires, among other things, obtaining written approval from the Federal Reserve prior to the payment of dividends from the Bank to the Company or the payment of dividends by the Company or interest on the Company’s junior subordinated debt. The inability of the Bank to pay cash dividends to the Company may hinder the Company’s ability to meet its ongoing operating obligations.

Regulatory Order from the California Department of Business Oversight

On May 20, 2010, the DFI (now known as the Department of Business Oversight (the “DBO”)) issued a formal written order (the “Order”) pursuant to a consent agreement with the Bank as a result of the same June 2009 joint regulatory examination. The terms of the Order were essentially similar to the Federal Reserve’s Agreement, except for a few additional requirements.

On September 24, 2013, the Bank entered into an informal Memorandum of Understanding (the “MOU”) with the DBO and on October 15, 2013, the Order was terminated. The Order and the MOU require the Bank to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0% and also requires the DBO’s approval for the Bank to pay a dividend to the Company.

Accordingly, reflecting the Company’s and the Bank’s improved financial condition and performance, as of November 19, 2014, the Bank and the Company have been relieved of all formal regulatory agreements. Some of the governance and procedures established by the Agreement and the Order remain in place, including submission of certain plans and reports to the Federal Reserve and DBO, the Bank’s obligation to maintain a 9.0% tangible shareholder’s equity ratio, and the requirement to seek approvals from the Federal Reserve and the DBO for either the Bank or the Company to pay dividends and for the Company to pay interest on its outstanding junior subordinated debt. While no assurances can be given as to future regulatory approvals, over the last three quarters the DBO and the Federal Reserve have been approving the Bank's payment of dividends to the Company to cover the Company's operating expenses and its interest payments and the Company's payment of quarterly interest on the junior subordinated debt.

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

Employees

At December 31, 2014, the Company employed 132 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

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

Item 1B. - Unresolved Staff Comments

The Company had no unresolved staff comments at December 31, 2014.

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

The Company leases the Oakhurst bank branch located at the Old Mill Village Shopping Center, 40074 Highway 49, Oakhurst, California. The branch facility consists of approximately 5,000 square feet with a lease term of 5 years ending April 2019, and has a five-year option to extend the lease term after that date.

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

During the third quarter ended September 30, 2008 and the fourth quarter ended December 31, 2008, the Company declared 1% stock dividends. During each of the twenty-four consecutive quarters beginning March 31, 2009 through December 31, 2014, the Company again declared 1% stock dividends. Share information for all periods presented in this Form 10-K has been restated to reflect the effect of the 1% stock dividends.

The following table sets forth the high and low closing sales prices by quarter for the Company's common stock, for the years ended December 31, 2014 and 2013.

	Closing Prices		Volume
Quarter	High	Low
4th Quarter 2014	$5.70	$5.28	294,300
3rd Quarter 2014	$5.94	$5.41	502,400
2nd Quarter 2014	$5.73	$5.07	491,800
1st Quarter 2014	$5.74	$4.56	423,700
4th Quarter 2013	$5.73	$4.19	322,000
3rd Quarter 2013	$4.40	$3.95	313,100
2nd Quarter 2013	$4.53	$3.96	306,600
1st Quarter 2013	$4.53	$2.50	767,000

At December 31, 2014, there were approximately 735 record holders of common stock of the Company. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

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

The Company distributed a 1% stock dividend to shareholders on January 22, 2014, April 23, 2014, July 23, 2014, and October 22, 2014. The Company distributed a 1% stock dividend to shareholders on January 24, 2013, April 24, 2013, July 24, 2013, and October 23, 2013.

The amount and payment of dividends by the Company to shareholders are set by the Company's Board of Directors with numerous factors involved including the Company's earnings, financial condition and the need for capital for expanded growth and general economic conditions. No assurance can be given that cash or stock dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as for December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	142,562	$10.04	505,066
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	142,562	$10.04	505,066

A complete description of the above plans is included in Note 10 of the Company’s Financial Statements, in Item 8 of this Annual Report on Form 10K, and is hereby incorporated by reference.

Purchases of Equity Securities by Affiliates and Associated Purchasers

On May 16, 2007, the Company announced another stock repurchase plan to repurchase, as conditions warrant, up to 781,384 shares of the Company's common stock on the open market or in privately negotiated transactions. The repurchase plan represents approximately 5.00% of the Company's currently outstanding common stock. The duration of the program is open-ended and the timing of purchases will depend on market conditions.

As of December 31, 2014, there were 676,503 shares available for repurchase. The Company did not repurchase any common shares during the years ended December 31, 2014 and 2013.

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

On February 16, 2007, the Company completed its merger of Legacy Bank, N.A. with and into United Security Bank, a wholly owned subsidiary of the Company. Legacy Bank which began operations in 2003 operated one banking office in Campbell, California serving small business and retail banking clients. With its small business and retail banking focus, Legacy Bank provides a unique opportunity for United Security Bank to serve a loyal and growing small business niche and individual client base in the San Jose area. Upon completion of the merger, Legacy Bank's branch office began operating as a branch office of United Security Bank. The merger transaction was accounted for using the purchase accounting method, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy based on the fair value of those assets and liabilities. Fair value adjustments and intangible assets totaled approximately $12.9 million, including $8.8 million in goodwill. Goodwill is not amortized but is reviewed at least annually for impairment, while core deposit intangibles are being amortized over a period of 7 years. The Company did not recognize any impairment charges related to goodwill or core deposit intangibles for the years ended December 31, 2014 and 2013.

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

Regulatory Agreement with the Federal Reserve Bank of San Francisco

 On March 23, 2010, United Security Bancshares (the "Company") and its wholly owned subsidiary, United Security Bank (the "Bank"), entered into a formal written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “Federal Reserve”) as a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions (the “DFI”) in June 2009. That examination found significant increases in nonperforming assets, both classified loans and OREO, during 2008 and 2009, and heightened concerns about the Bank’s use of brokered and other wholesale funding sources to fund loan growth, which created increased risk to equity capital and potential volatility in earnings.

Under the terms of the Agreement, the Company and the Bank agreed, among other things: to maintain a sound process for determining, documenting, and recording an adequate allowance for loan and lease losses; to improve the management of the Bank's liquidity position and funds management policies; to maintain sufficient capital at the Company and Bank level; and to improve the Bank’s earnings and overall condition. The Company and Bank also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock, declare or pay any cash dividends, or pay interest on the Company's junior subordinated debt or trust preferred securities, without prior written approval from the Federal Reserve. The Company generates no revenue of its own and, as such, relies on dividends from the Bank to pay its operating expenses and interest payments on the Company’s junior subordinated debt.

Effective November 19, 2014, the Federal Reserve terminated the Agreement with the Bank and the Company and replaced it with an informal supervisory agreement that requires, among other things, obtaining written approval from the Federal Reserve prior to the payment of dividends from the Bank to the Company or the payment of dividends by the Company or interest on the Company’s junior subordinated debt. The inability of the Bank to pay cash dividends to the Company may hinder the Company’s ability to meet its ongoing operating obligations.

Regulatory Order from the California Department of Business Oversight

On May 20, 2010, the DFI (now known as the Department of Business Oversight (the “DBO”)) issued a formal written order (the “Order”) pursuant to a consent agreement with the Bank as a result of the same June 2009 joint regulatory examination. The terms of the Order were essentially similar to the Federal Reserve’s Agreement, except for a few additional requirements.

On September 24, 2013, the Bank entered into an informal Memorandum of Understanding (the “MOU”) with the DBO and on October 15, 2013, the Order was terminated. The Order and the MOU require the Bank to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0% and also requires the DBO’s approval for the Bank to pay a dividend to the Company.

Accordingly, reflecting the Company’s and the Bank’s improved financial condition and performance, as of November 19, 2014, the Bank and the Company have been relieved of all formal regulatory agreements. Some of the governance and procedures established by the Agreement and the Order remain in place, including submission of certain plans and reports to the Federal Reserve and DBO, the Bank’s obligation to maintain a 9.0% tangible shareholder’s equity ratio, and the requirement to seek approvals from the Federal Reserve and the DBO for either the Bank or the Company to pay dividends and for the Company to pay interest on its outstanding junior subordinated debt. While no assurances can be given as to future regulatory approvals, over the last three quarters the DBO and the Federal Reserve have been approving the Bank's payment of dividends to the Company to cover the Company's operating expenses and its interest payments and the Company's payment of quarterly interest on the junior subordinated debt.

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

Current Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources are considered as well in the planning process to mitigate risk and allow for growth. Net interest income increased during 2014, totaling $23,617,000 and $21,391,000 for the years ended December 31, 2014 and 2013, respectively. The increase in net interest income was primarily the result of an increase in the rates on interest-earning assets. Average interest-earning assets increased approximately $34,352,000 between 2014 and 2013. Additionally, the rate on interest earning assets increased 9bp during the two periods. The increase in average earning assets between 2014 and 2013 consisted of an increase of $19,011,000 in investment securities and an increase of $30,420,000 in loans, offset by a decrease of $15,086,000 in interest-bearing deposits held at the Federal Reserve Bank. During the last two years, the Company’s cost of interest-bearing liabilities has declined significantly as market rates of interest declined, with the average cost of interest-bearing liabilities dropping from 0.47% during 2013 to 0.38% for the year ended December 31, 2014.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest earning assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 12/31/14	YTD Average 12/31/13
Loans	71.78%	70.75%
Investment securities available for sale	8.36%	5.45%
Interest-bearing deposits in other banks	0.26%	0.27%
Interest-bearing deposits in FRB	19.60%	23.53%
Total earning assets	100.00%	100.00%

NOW accounts	17.99%	15.56%
Money market accounts	40.86%	41.96%
Savings accounts	14.99%	12.40%
Time deposits	23.12%	27.00%
Other borrowings	—%	—%
Subordinated debentures	3.04%	3.08%
Total interest-bearing liabilities	100.00%	100.00%

In 2014, residential real estate markets in the five-county region from Merced to Kern showed strengthening improvement over the prior years. Home prices for residential real estate markets in the five-county region saw average price increases of 10% above 2013 levels. New home sales in the five-county region, excluding Merced, were up in December at 398 units compared with 325 units in 2013. The number of All Homes sold increased in December 2014 compared with a year earlier with 2,119 new and existing units sold in December 2014, compared with 1,963 units sold in 2013.

The market for OREO properties (foreclosed properties) owned by the Bank continue to strengthen. Four of the six properties added during 2014 were sold during 2014 in addition to three older properties which also sold. However, the outstanding balance of OREO increased slightly from $13,946,000 at December 31, 2013 to $14,010,000 at December 31, 2014.

Unemployment in Fresno County was 12.5% at year-end 2013 and 11.5% at the end of 2014. California improved from 7.9% to 7.6%, while the US improved from 6.7% to 5.6% at December 31, 2014. Fresno is the largest agriculture-producing county in the US and Ag production totaled $7.2 billion in 2014, a 4.3% increase over the prior year. Of the five county region, Merced to Kern, four are in the top five counties in the US for Agricultural production. The Agricultural markets in this region strengthened in 2014 fueled in part by global demand for exports that drove agricultural product prices and demand for local agricultural land higher. The agriculture affect benefits the five-county economies.

Kern County varies slightly from Fresno County. Kern performed slightly better in unemployment at 9.9% for 2014, down from 10.7% for 2013.

Santa Clara County exhibited consistent job and income growth in 2014 based on the strength of its high-tech manufacturing sector that has benefited from increasing business investment.  Unemployment rates were 4.6% at December 31, 2014, down from 5.7% in 2013.

During the year ended December 31, 2014, the Company experienced increases in real estate mortgage loans and real estate construction development loans and decreases in commercial and industrial loans, compared to the same period ended December 31, 2013. Loans increased $62,602,000 between December 31, 2013 and December 31, 2014. Commercial and industrial loans decreased $8,317,000 between December 31, 2013 and December 31, 2014. Real estate mortgage loans increased $17,512,000 between December 31, 2013 and December 31, 2014. Agricultural loans increased $781,000 between December 31, 2013 and December 31, 2014.  Commercial real estate loans (a component of real estate mortgage loans) have remained as a significant percentage of total loans over the past year, amounting to 33.78% and 36.41%, of the total loan portfolio at December 31, 2014 and December 31, 2013, respectively. Commercial real estate loans increased $10,753,000 during 2014. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere and through purchases of residential mortgage pools. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $59,095,000 or 12.91% of the portfolio at December 31, 2014, $52,036,000, or 13.16% of the portfolio at December 31, 2013. Loan participations purchased totaled $30,000 or 0.01% of the portfolio at December 31, 2013. The bank held no loan participations at December 31, 2014. Loan participations sold decreased from $9,786,000 or 2.5% of the portfolio at December 31, 2013, to $6,230,000, or 1.4%, at December 31, 2014.

Although market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped maintain adequate margins. The Company’s net interest margin increased to 4.01% for the year ended December 31, 2014, when compared to 3.86% for the year ended December 31, 2013. The net interest margin has improved due to growth of the loan portfolio, which is a higher yielding asset, compared to overnight investments with the Federal Reserve Bank. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. Loans yielded 5.62% during the year ended December 31, 2014, as compared to 5.60% for the year ended December 31, 2013.  The decrease in the Company’s cost of funds over the past year has also contributed to the improved net interest margin. The Company’s average cost of funds was 0.38% for the year ended December 31, 2014, as compared to 0.47% for the year ended December 31, 2013. The Company does not intend to increase its current level of brokered deposits, the level of brokered deposits is expected to remain level at least in the short-term. Currently CDARs reciprocal deposits are the only brokered deposits in the Company. The CDARs reciprocal deposit is preferred by some depositors.

Total noninterest income of $5,161,000 reported for the year ended December 31, 2014 increased $1,193,000 or 30.07% as compared to the year ended December 31, 2013. Noninterest income continues to be driven by customer service fees, which totaled $3,473,000 for the year ended December 31, 2014. However, the increase in noninterest income between the years ended December 31, 2014 and December 31, 2013, was primarily the result of a $691,000 increase in gain on sale of other investments.

Noninterest expense increased approximately $132,000 or 0.69% between the years ended December 31, 2013 and December 31, 2014. The increases experienced during the year ended December 31, 2014, were primarily the result of an increase of $300,000 in the net operating cost on OREO and $181,000 in professional fees, partially offset by decreases in amortization expenses and regulatory insurance assessments.

On March 25, 2014, June 24, 2014, September 23, 2014, and December 16, 2014, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of April 11, 2014, July 11 2014, October 10, 2014, and January 9, 2015, respectively, an additional 147,971, 149,448, 151,178, and 152,704 shares, respectively, were issued to shareholders. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and maintain adequate liquidity during the year ended December 31, 2014. Total assets increased approximately $27,240,000 during the year ended December 31, 2014, including an increase of $64,000 in OREO, an increase of $62,799,000 in net loans and an increase of $4,685,000 in investment securities, partially offset by a decrease of $31,635,000 in cash and cash equivalents. Total deposits increased $22,884,000, including an increase of $1,122,000 in noninterest-bearing deposits, an increase of $27,103,000 in savings, NOW and money market accounts, and a decrease of $5,341,000 in time deposits during the year ended December 31, 2014. Average loans comprised approximately 71.79% and 70.75% of overall average earning assets during the years ended December 31, 2014 and December 31, 2013, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, remained high during the year ended December 31, 2014, but decreased $2,462,000 from a balance of $32,048,000 at December 31, 2013 to a balance of $29,586,000 at December 31, 2014. Nonaccrual loans totaling $9,935,000 at December 31, 2014, decreased $2,406,000 from the balance of $12,341,000 reported at December 31, 2013. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $2,095,000 during the year ended December 31, 2014 to a balance of $16,037,000 at December 31, 2014. Other real estate owned through foreclosure increased $64,000 between December 31, 2013 and December 31, 2014. As a result of the related events, nonperforming assets as a percentage of total assets decreased from 5.04% at December 31, 2013 to 4.46% at December 31, 2014.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for loan and lease losses and provision for credit losses for the periods shown.

(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Provision for credit losses during period	$(845)	$(1,098)	$1,019
Allowance as % of nonperforming loans	69.15%	60.70%	50.92%
Nonperforming loans as % total loans	3.40%	4.58%	5.78%
Restructured loans as % total loans	3.28%	2.29%	4.19%
When the economy declined along with asset valuations, increased emphasis was placed on impairment analysis of both tangible and intangible assets on the balance sheet. As of March 31, 2014, the Company conducted annual impairment testing on the largest component of its outstanding balance of goodwill, that of the Campbell operating unit (resulting from the Legacy merger during February 2007.) The Company completed a "Step 0" analysis for the Campbell reporting unit as of March 31, 2014, and a "Step 1" at March 31, 2013, and concluded that there was no impairment of the goodwill related to the Campbell operating unit for the years ended December 31, 2014 and 2013.

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on monitoring and reducing the level of problem assets, including working with borrowers to identify options, including loan restructures, to work through these difficult economic times. As a result of these efforts, the number of restructured loans increased from 41 loans totaling $19,275,000 at December 31, 2011, to approximately 58 loans totaling $16,773,000 at December 31, 2012, decreasing to 35 loans totaling $9,059,000 at December 31, 2013, and decreasing to 33 loans totaling $15,000,000 at December 31, 2014. A negative provision was made to the allowance for credit losses totaling $845,000 during the year ended December 31, 2014, as compared to a negative provision of $1,098,000 for the year ended December 31, 2013. Negative provisions made to the allowance for credit losses, totaling $750,000 made during the fourth quarter of 2014, provided a level in the allowance for credit losses that is deemed adequate to cover inherent losses in the loan portfolio. Net loan and lease recoveries during the year ended December 31, 2014 totaled $629,000, as compared to $302,000 in net recoveries for the year ended December 31, 2013. The Company charged-off approximately 13 loans during the year ended December 31, 2014, compared to 24 loans during the year ended December 31, 2013. Net loan and lease recoveries totaling $629,000 during the year ended December 31, 2014, included $143,000 in net recoveries during the quarter ended March 31, 2014, $58,000 in net recoveries during the quarter ended June 30, 2014, $28,000 in net recoveries during the quarter ended September 30, 2014, and $400,000 in net recoveries during the fourth quarter of 2014. The percentage of net recoveries to average loans was 0.15%, for the year ended December 31, 2014. The percentages for the years ended December 31, 2013 and 2012 included net recoveries of 0.08% and net charge-offs of 0.74%, respectively.

Deposits increased by $22,884,000 during the year ended December 31, 2014, with increases in savings, NOW, and money market accounts and non interest bearing deposits, partially offset by decreases in time accounts. Time deposits decreased $5,341,000 during the year ended December 31, 2014, likely due to the low interest rate environment.

Brokered deposits have provided the Company a relatively inexpensive funding source over the past several years totaling $11,480,000 or 2.03% of total deposits at December 31, 2014, as compared to $11,500,000 or 2.12% of total deposits at December 31, 2013. Brokered deposits and other wholesale funding sources were used to some degree to fund loan growth in 2007 and 2008, but the current state of the economy and the financial condition of the Company have made it increasingly important to continue to develop core deposits and reduce the Company’s dependence on brokered and other wholesale funding sources, including lines of credit with the Federal Reserve Bank and the FHLB. The Company increased its efforts early in 2009 to develop core deposit growth with employee training throughout the entire organization and a deposit-gathering program that incented employees to bring in new deposits from our local market area and establish more extensive relationships with our customers. The Company continues its deposit growth program resulting in over $100,000,000 in new deposits to the bank. The Company has reduced its reliance on brokered deposits to 2.03%, a level more comparable with peers, which is currently about 2.5% of total deposits. .

The Company had no borrowings at December 31, 2014 and 2013, but the Company will maintain overnight borrowing and other term credit lines as deemed prudent.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low along with market rates over the last three or four years. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.55% and 1.54% at December 31, 2014 and 2013, respectively. Pursuant to fair value accounting guidance, the Company has recorded $102,000 in pretax fair value losses on its junior subordinated debt during the year ended December 31, 2014, bringing the total cumulative gain recorded on the debt to $5,408,000 at December 31, 2014.

The Company continues to emphasize relationship banking and core deposit growth, focusing greatest attention on its market areas of Fresno, Madera, and Kern Counties, as well as Campbell, in Santa Clara County. The San Joaquin Valley and other California markets are exhibiting improving demand for construction lending and commercial lending from small and medium size businesses. We have seen improvement during the later part of 2012 and through 2013 and 2014, and are optimistic that these positive trends will continue. There are continued challenges for the banking industry with tight credit markets and relatively weak real estate markets adversely affecting the Banking industry and the Company.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance during 2015 and beyond. The banking industry is still experiencing downward pressure on net margins as interest rates remain at historical lows. As a result, market rates of interest and asset quality will continue be important factors in the Company’s ongoing strategic planning process.

Application of Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently may result in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated using the Company’s own assumptions in regard to the assumptions that market participants would use in pricing the asset or liability.

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

Fair Value

Effective January 1, 2007, the Company adopted fair value option accounting standards choosing to apply the standards to its junior subordinated debt. The Company concurrently adopted the accounting standards related to fair value measurements. The accounting standards related to fair value measurements defines how applicable assets and liabilities are to be valued, and requires expanded disclosures about financial instruments carried at fair value. The fair value measurement accounting standard establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments infrequently traded or not quoted in an active market will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. Determining fair values under the accounting standards may include judgments related to measurement factors that may vary from actual transactions executed in the marketplace. For the years ended December 31, 2014 and 2013, the Company recorded fair value adjustments related to its junior subordinated debt totaling losses of $102,000 and $776,000, respectively. (See Notes 8 and 13 of the Notes to Consolidated Financial Statements for additional information about financial instruments carried at fair value.)

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred taxes are measured using current tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered. If the Company’s future income is not sufficient to apply the deferred tax assets within the tax years to which they may be applied, the deferred tax asset may not be realized and the Company’s income will be reduced. The Company recorded no valuation allowance against its deferred tax assets at December 31, 2014 and 2013.

On January 1, 2007, the Company adopted accounting standards related to uncertainty in income taxes. The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the accounting standards, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of more than 50 percent. In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

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

Results of Operations

On a year-to-date basis, the Company reported net income of $6,216,000 or $0.40 per share ($0.40 diluted) for the year ended December 31, 2014, as compared to $7,269,000 or $0.49 per share ($0.49 diluted) for the same period in 2013. The decrease of $1,053,000 between December 31, 2013 and December 31, 2014 primarily resulted from the $2.6 million reversal of the allowance for deferred tax assets in 2013. Interest income increased by $1,960,000 between December 31, 2013 and December 31, 2014 and non-interest income increased by $1,193,000.

The Company’s return on average assets was 0.93% for the year ended December 31, 2014, as compared to 1.13% for the year ended December 31, 2013. The Company’s return on average equity was 7.80% for the year ended December 31, 2014, as compared to 10.09% for the year ended December 31, 2013.

As with variances in net income, changes in the return on average assets and average equity experienced by the Company during 2014 and 2013 were effected by fluctuations in negative loan loss provisions during the past two years, as well as the reversal of the allowance for deferred tax assets and OREO-related expenses.

The following table sets forth certain selected financial data for the Bank for each of the years in the five-year periods ended December 31, 2014, and should be read in conjunction with the more detailed information and financial statements contained elsewhere herein (in thousands except per share data and ratios).

(In thousands except per share data and ratios)	2014	2013	2012	2011	2010
Selected Financial Ratios:
Return on average assets	0.93%	1.13%	0.97%	(1.64)%	(0.63)%
Return on average shareholders' equity	7.80%	10.09%	9.23%	(15.86)%	(5.67)%
Average shareholders' equity to average assets	11.88%	11.20%	10.55%	10.36%	11.06%
Dividend payout ratio	—%	—%	—%	—%	—%

Net Interest Income

Net interest income, the most significant component of earnings, is the difference between the interest and fees received on earning assets and the interest paid on interest-bearing liabilities. Earning assets consist primarily of loans, and to a lesser extent, investments in securities issued by federal, state and local authorities, and corporations, as well as interest-bearing deposits and overnight fed funds loaned to other financial institutions. These earning assets are funded by a combination of interest-bearing and noninterest-bearing liabilities, primarily customer deposits and may include short-term and long-term borrowings.

Net interest income before provision for credit losses totaled $23,617,000 for the year ended December 31, 2014, representing an increase of $2,226,000, or 10.41%, when compared to the $21,391,000 reported for the same period of the previous year. The Company’s year-to-date net interest margin, as shown in Table 1, increased to 4.01% at December 31, 2014 from 3.86% at December 31, 2013, an increase of 15 basis points (100 basis points = 1%) between the two periods.

Table 1. – Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and interest differentials
Years ended December 31, 2014 and 2013

		2014			2013
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans and leases (1)	$422,760	$23,777	5.62%	$392,340	$21,979	5.60%
Investment Securities – taxable	49,219	901	1.83%	30,208	703	2.33%
Interest-bearing deposits in other banks	1,518	7	0.46%	1,511	8	0.53%
Interest-bearing deposits in FRB	115,395	277	0.24%	130,481	312	0.24%
Total interest-earning assets	588,892	$24,962	4.24%	554,540	$23,002	4.15%
Allowance for credit losses	(11,118)			(11,299)
Noninterest-earning assets:
Cash and due from banks	20,447			22,417
Premises and equipment, net	11,936			12,082
Accrued interest receivable	1,434			1,278
Other real estate owned	14,188			18,932
Other assets	45,254			45,431
Total average assets	$671,033			$643,381
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$63,251	$77	0.12%	$53,731	$60	0.11%
Money market accounts	143,627	504	0.35%	144,920	615	0.42%
Savings accounts	52,681	130	0.25%	42,837	84	0.20%
Time deposits	81,271	393	0.48%	93,236	571	0.61%
Other borrowings	—	—	0.00%	—	—	0.00%
Junior subordinated debentures	10,681	241	2.26%	10,640	281	2.64%
Total interest-bearing liabilities	351,511	$1,345	0.38%	345,364	$1,611	0.47%
Noninterest-bearing liabilities:
Noninterest-bearing checking	230,876			220,003
Accrued interest payable	76			95
Other liabilities	8,878			5,888
Total Liabilities	591,341			571,350

Total shareholders' equity	79,692			72,031
Total average liabilities and shareholders' equity	$671,033			$643,381
Interest income as a percentage of average earning assets			4.24%			4.15%
Interest expense as a percentage of average earning assets			0.23%			0.29%
Net interest margin			4.01%			3.86%
(1) Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $419,000 and $10,000 for the years ended December 31, 2014 and 2013, respectively.

The prime rate averaged 3.25% for the years ended December 31, 2014 and 2013.

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

Table 2.  Rate and Volume Analysis

	2014 compared to 2013			2013 compared to 2012
(In thousands)	Total	Rate	Volume	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$1,798	$87	1,711	$(1,205)	$(1,380)	175
Investment securities	198	(174)	372	(1,017)	(706)	(311)
Interest-bearing deposits in other banks	(1)	(1)	—	(15)	(14)	(1)
Interest-bearing deposits in FRB	(35)	1	(36)	88	2	86
Total interest income	1,960	(87)	2,047	(2,149)	(2,098)	(51)
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(94)	(121)	27	(168)	(262)	94
Savings accounts	46	24	22	(14)	(18)	4
Time deposits	(178)	(111)	(67)	(279)	(137)	(142)
Subordinated debentures	(40)	(41)	1	11	(23)	34
Total interest expense	(266)	(249)	(17)	(450)	(440)	(10)
Increase (decrease) in net interest income	$2,226	$162	2,064	$(1,699)	$(1,658)	(41)

For the year ended December 31, 2014, total interest income increased approximately $1,960,000 or 8.52% as compared to the year ended December 31, 2013. Earning asset volumes increased in investment securities available for sale and remained constant in interest-bearing deposits in other banks between the two periods with an increase experienced in securities, which on average increased $19,011,000 between the two periods. Interest-bearing deposits in FRB decreased by $15,086,000 on average between the two periods. The average rates on loans increased 2 basis points between the two periods, and the average rate on investment securities decreased approximately 50 basis points during the year ended December 31, 2014, as compared to the same period of 2013.

For the year ended December 31, 2014, total interest expense decreased approximately $266,000, or 16.51%, as compared to the year ended December 31, 2013. Between those two periods, average interest-bearing liabilities increased by $6,147,000, while the average rates paid on these liabilities decreased by 9 basis points.

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
For the year ended December 31, 2014, the negative provision to the allowance for credit losses amounted to a benefit of $845,000. The benefit for the year ended December 31, 2013 totaled $1,098,000.

After the negative provision to the allowance for credit losses during the year ended December 31, 2014, the allowance was 2.35% of net outstanding loan balances at December 31, 2014, as compared to 2.78% of net outstanding loan balances at December 31, 2013. The negative loan loss provisions recorded during 2013 and 2014 are a result of continuing improvements in the overall credit quality of the loan portfolio, overall improvements in the loss history over the last year, and improvements in property values that serve as loan collateral through December 31, 2013 and December 31, 2014.

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicated and the net changes between those years:

(In thousands)	2014	2013	Amount of Change	Percent Change
Customer service fees	$3,473	$3,456	$17	0.49%
Increase in cash surrender value of BOLI	514	556	(42)	(7.55)%
Loss on fair value option of financial liabilities	(102)	(776)	674	(86.86)%
Gain on sale of other assets	25	0	25	100.00%
Gain on other investments	691	0	691	100.00%
Other	560	732	(172)	(23.50)%
Total	$5,161	$3,968	$1,193	30.07%

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers and, to a lesser extent, gains on sales of Company assets and other miscellaneous income.

Noninterest income for the year ended December 31, 2014 increased $1,193,0000 or 30.07% when compared to the same period of 2013. Customer service fees, the primary component of noninterest income, increased $17,000 or 0.49% between the two periods presented. The increase in noninterest income of $1,193,000 between the two periods includes a gain on sale of other investment of $691,000 realized in 2014 on the sale of a local property investment and a decrease in loss on fair value of financial liability.

 Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2014 and 2013:

	2014		2013
(Dollars in thousands)	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets
Salaries and employee benefits	$9,653	1.64%	$9,214	1.66%
Occupancy expense	3,760	0.64%	3,678	0.66%
Data processing	134	0.02%	185	0.03%
Professional fees	1,456	0.25%	1,275	0.23%
FDIC/DFI assessments	943	0.16%	1,150	0.21%
Directors fees	232	0.04%	232	0.04%
Amortization of intangibles	62	0.01%	187	0.03%
Correspondent bank service charges	117	0.02%	287	0.05%
Loss on CA Tax Credit Partnership	39	0.01%	253	0.05%
OREO expense	571	0.10%	271	0.05%
Other	2,248	0.38%	2,351	0.42%
Total	$19,215	3.26%	$19,083	3.44%

Noninterest expense increased $132,000 between the years ended December 31, 2014 and 2013. The net increase in noninterest expense between the comparative periods is primarily the result of an increase in net cost for OREO and increase in professional fees as well as increases in salaries and employee benefits and occupancy expense, partially offset by decreases in regulatory assessments, losses on tax credit partnerships, and correspondent banks service charges.

Included in net costs on operations of OREO for the years ended December 31, 2014 and 2013, are gains on the sale of OREO totaling $115,000 and $1,346,000, respectively, and OREO operating expenses totaling $685,000 and $1,403,000, respectively.

During the years ended December 31, 2014 and 2013, the Company recognized stock-based compensation expense of $28,000 and $29,000 (less than $0.01 per share basic and diluted), respectively. This expense is included in noninterest expense under salaries and employee benefits. If new stock options are issued, or existing options fail to vest due, for example, to forfeiture, actual stock-based compensation expense in future periods will change.

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

The Company has reviewed all of its tax positions as of December 31, 2014, and has determined that, there are no material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets increased by $27,240,000 or 4.28% during the year to $663,169,000 at December 31, 2014, and increased 14,292,000 or 4.20% from the balance of 648,877,000 at December 31, 2012. During the year ended December 31, 2014, increases of $62,799,000 were experienced in net loans. Overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold decreased a net $32,790,000, while investment securities increased by $4,685,000 during the year ended December 31, 2014. Total deposits of $565,373,000 at December 31, 2014, increased $22,884,000 or 4.22% from the balance reported at December 31, 2013, a $2,086,000 or 4.06% increase from the balance of $563,287,000 reported at December 31, 2012.

During the year ended December 31, 2013, decreases of $4,740,000 were experienced in net loans as real estate lending plateaued and approximately $1.3 million in problem loans were transferred to OREO, while another $1,586,000 was charged off against the allowance for loan losses. Overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold, increased a net $873,000, while investment securities increased by $11,772,000 during the year ended December 31, 2013. Total deposits of $542,489,000 at December 31, 2013 decreased $20,798,000 or 3.69% from the balance reported at December 31, 2012 of $563,287,000, and decreased $14,977,000 or 2.76% from the balance of $557,466,000 reported at December 31, 2011.

Earning assets averaged approximately $588,892,000 during the year ended December 31, 2014, as compared to $554,540,000 for the year ended December 31, 2013. Average interest-bearing liabilities increased to $351,511,000 for the year ended December 31, 2014, as compared to $345,364,000 for the year ended December 31, 2013.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $457,919,000 at December 31, 2014, representing an increase of $62,602,000 or 15.84% when compared to the balance of $395,317,000 at December 31, 2013. During 2014 average loans increased 7.75% when compared to the year ended December 31, 2013. Average loans totaled $422,760,000, $392,340,000, and $389,377,000 for the years ended December 31, 2013, 2013 and 2012, respectively.

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:

	2014		2013		2012		2011		2010 (1)
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans
Commercial and Industrial	$62,369	13.6%	70,686	17.9%	72,117	18.0%	99,060	24.2%	159,224	36.0%
Real estate mortgage	214,877	46.9%	197,365	49.9%	189,934	47.5%	182,131	44.6%	157,781	35.7%
RE construction & development	137,158	30.0%	87,004	22.0%	90,941	22.7%	70,877	17.3%	65,182	14.8%
Agricultural	31,713	6.9%	30,932	7.8%	36,169	9.0%	45,483	11.1%	46,308	10.5%
Installment/other	11,802	2.6%	9,330	2.4%	10,884	2.7%	11,115	2.8%	12,891	2.9%
Lease financing	—	—%	—	—%	12	0.1%	49	—%	305	0.1%
Total Loans	$457,919	100.0%	$395,317	100.0%	$400,057	100.0%	$408,715	100.0%	$441,691	100.0%
 (1) See Notes to Financial Statements 1.r.

Loan volume continues to be greatest in what has historically been the Bank’s primary lending emphasis: commercial, real estate mortgage, and construction lending. Total loans increased $62,602,000 during 2014. With signs of recovery in the real estate markets, the Company experienced increases of $17,512,000, or 8.9%, in real estate mortgage and increases in construction lending of $50,154,000, or 57.6%.  While commercial and industrial loans decreased $8,317,000 or 11.77%, agriculture loans increased $781,000, or 2.5%, and installment loans increased $2,472,000, or 26.5% when compared to the previous year.

During 2013, the Company experienced a decrease of $3,937,000 or 4.3% in construction loans, an increase of $7,431,000 or 3.9% in real estate mortgage loans, a decrease of $5,237,000 or 14.5% in agricultural loans and a decrease of $1,554,000 or 14.3% in installment loans.

At December 31, 2014, approximately 43.3% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Residential housing markets regained some momentum in 2014, and as a result, real estate mortgage loans increased $17,512,000 and real estate construction loans increased $50,154,000 or 57.6% during 2014, as compared to a decrease in real estate construction loans of $3,937,000 or 4.3% during 2013. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects. Agricultural loans, which primarily consist of short-term, floating rate loans for crop financing, increased $781,000 or 2.5% between December 31, 2013 and December 31, 2014; and commercial loans consisting primarily of loans for non real estate business operations, decreased $8,317,000 or 11.77%. Installment loans increased $2,472,000 or 26.5% during that same period.

The real estate mortgage loan portfolio totaling $214,877,000 at December 31, 2014, consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate is the predominate segment of the portfolio, with balances of $154,672,000, and $143,919,000 at December 31, 2014 and 2013, respectively. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and, are mainly secured by commercial income and multi-family residential properties. The Company does not currently offer traditional residential mortgage loans, but may purchase mortgage portfolios. The residential real estate mortgage portfolio had balances of $59,095,000 and $52,036,000 at December 31, 2014 and 2013, respectively. The Company also offers short to medium-term, fixed-rate, home equity loans, which totaled $1,110,000 at December 31, 2014 and $1,410,000 at December 31, 2013.

The following table sets forth the maturities of the Bank's loan portfolio at December 31, 2014. Amounts presented are shown by maturity dates rather than repricing periods:

(In thousands)	Due in one year or less	Due after one year through five years	Due after five years	Total
Commercial and agricultural	$31,608	$45,651	$16,823	$94,082
Real estate construction & development	72,746	64,201	211	137,158
Real estate – mortgage	27,268	111,512	76,097	214,877
All other loans	2,636	7,832	1,334	11,802
Total Loans	$134,258	$229,196	$94,465	$457,919

For the year ended December 31, 2014 and 2013, the average yield on loans was 5.62% and 5.60%, respectively.  This consistent yield was due in part to the Company utilizing rate floors intended to mitigate interest rate risk if interest rates fall, as well as to compensate the Company for additional credit risk under current market conditions. The Bank’s loan portfolio is generally comprised of short-term or floating rate loans and is therefore susceptible to fluctuations in market rates of interest.

At December 31, 2014 and 2013, approximately 39.9% and 40.4% of the Bank's loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank's fixed and floating rate loans at December 31, 2014. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

	Due in one	Due after one Year through	Due after
(In thousands)	year or less	Five years	Five years	Total
Accruing loans:
Fixed rate loans	$36,822	$186,090	$42,832	$265,744
Floating rate loans	96,776	35,657	49,807	182,240
Total accruing loans	133,598	221,747	92,639	447,984
Nonaccrual loans:
Fixed rate loans	648	7,450	1,404	9,502
Floating rate loans	12	—	421	433
Total nonaccrual loans	660	7,450	1,825	9,935
Total Loans	$134,258	$229,197	$94,464	$457,919

Securities

Following is a comparison of the amortized cost and approximate fair value of available-for-sale for the years indicated:

	December 31, 2014				December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Available-for-sale:
U.S. Government agencies	$12,097	$399	$—	$12,496	$14,060	$441	$—	$14,501
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	31,659	336	(13)	31,982	25,029	434	(78)	25,385
Mutual Funds	4,000	—	(177)	3,823	4,000	—	(270)	3,730
Total available-for-sale	$47,756	$735	$(190)	$48,301	$43,089	$875	$(348)	$43,616

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2014 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year to five years		After five years to ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale:
U.S. Government agencies	$31	5.48%	$—	—%	$—	—%	$12,465	2.6%	$12,496	2.61%
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	9,026	0.61%	7,004	2.17%	14,867	2.16%	1,085	5.41%	31,982	1.84%
Mutual Funds	3,823	2.04%	—	—%	—	—%	—	—%	3,823	2.04%
Total estimated fair value	$12,880	1.05%	$7,004	2.17%	$14,867	2.16%	$13,550	2.83%	$48,301	2.06%
(1) Weighted average yields are not computed on a tax equivalent basis

At December 31, 2014 and 2013, available-for-sale securities with an amortized cost of approximately $20,865,000 and $23,935,000, respectively (fair value of $23,935,000 and $24,739,000, respectively) were pledged as collateral for public funds and FHLB borrowings.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Total deposits increased $22,884,000 or 4.22% during the year to a balance of $565,373,000 at December 31, 2014. Core deposits, consisting of all deposits other than time deposits of $100,000 or more and brokered deposits, continue to provide the foundation for the Bank's principal sources of funding and liquidity. These core deposits amounted to 88.6% and 87.8% of the total deposit portfolio at December 31, 2014 and 2013, respectively.

The following table sets forth the year-end amounts of deposits by category for the years indicated, and the dollar change in each category during the year:

	December 31,			Change during Year
(In thousands)	2014	2013	2012	2014	2013
Noninterest-bearing deposits	$215,439	$214,317	$217,014	$1,122	$(2,697)
Interest-bearing deposits:
NOW and money market accounts	211,290	198,928	203,771	12,362	(4,843)
Savings accounts	60,499	45,758	43,117	14,741	2,641
Time deposits:
Under $100,000	25,345	28,825	32,532	(3,480)	(3,707)
$100,000 and over	52,800	54,661	66,853	(1,861)	(12,192)
Total interest-bearing deposits	349,934	328,172	346,273	21,762	(18,101)
Total deposits	$565,373	$542,489	$563,287	$22,884	$(20,798)

The Company has continued to reduce its reliance on brokered and other wholesale funding sources and has systematically reduced the level of brokered deposits below peer levels (as percentage of total deposits) by allowing maturing brokered deposit run-off. As of December 31, 2014, brokered deposits totaled 2.03% of total deposits which the Company believes to be in line with peers.

During the year ended December 31, 2014, increases were experienced across all categories except for time deposits. Total time deposits decreased $5,341,000 or 1.63% during the year ended December 31, 2014, and brokered deposits, a component of total time deposits, decreased slightly by $20,000, or 2.03%, during the year. Non interest bearing deposits increased

$1,122,000 during the year. Additionally, significant increases in savings accounts and NOW and money market accounts of $14,741,000, or 32.22%, and $12,362,000, or 6.21%, respectively, were realized during the year ended December 31, 2014.

During the year ended December 31, 2013, decreases in NOW and money market accounts of $4,843,000, or 2.4%, and decreases of $18,101,000, or 3.2%, in time deposits were experienced.  Of the $18,101,000 decrease in time deposits, $6,484,000 was attributable to decreases in brokered deposits. While non-interest bearing deposits declined by $2,697,000, or 1.2%, a comparable increase of $2,641,000, or 6.1%, was realized in savings accounts.

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Significant increases in deposits were realized during 2014. Total noninterest-bearing deposits increased $1,122,000, or 0.5%, between December 31, 2013 and December 31, 2014, and total interest-bearing deposits increased $21,762,000, or 6.6%, during the same period. Between December 31, 2012 and December 31, 2013, total interest-bearing deposits decreased $18,101,000, or 3.2%, and total noninterest-bearing deposits decreased $2,697,000, or 1.2%.

 On a year-to-date average basis, total deposits increased $16,979,000 or 3.1% between the years ended December 31, 2013 and December 31, 2014. Of that total, interest-bearing deposits increased by $6,106,000 or 1.8%, and noninterest-bearing deposits increased $10,873,000 or 4.94% during 2014. On average, the Company experienced decreases in time deposits, while NOW accounts, money market and savings accounts increased between the years ended December 31, 2013 and December 31, 2014. On a year-to-date average basis, total deposits increased by $12,310,000 or 2.3% between the years ended December 31, 2012 and December 31, 2013. Of that total, interest-bearing deposits increased by $2,310,000 or 0.69%, while noninterest-bearing deposits increased $10,000,000 or 4.76% during 2013. On average, the Company experienced increases in non-interest bearing accounts, NOW and money market accounts, and savings, while time deposits decreased between the years ended December 31, 2012 and December 31, 2013.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2014, 2013, and 2012:

	2014		2013		2012
(Dollars in thousands)	Average Balance	Rate %	Average Balance	Rate %	Average Balance	Rate %
Interest-bearing deposits:
Checking accounts	$206,878	0.28%	$198,651	0.34%	$177,142	0.48%
Savings	52,681	0.25%	42,837	0.20%	40,986	0.24%
Time deposits (1)	81,271	0.48%	93,236	0.61%	114,286	0.74%
Noninterest-bearing deposits	230,876		220,003		210,003
(1) Included at December 31, 2014, are $52,800,000 in time certificates of deposit of $100,000 or more, of which $12,450,000 matures in three months or less, $20,774,000 matures in 3 to 12 months, and $8,508,000 matures in more than 12 months.

Short-term Borrowings

The Company has the ability to obtain borrowed funds consisting of federal funds purchased, discount window borrowings, securities sold under agreements to repurchase (“repurchase agreements”) and Federal Home Loan Bank (“FHLB”) advances as alternatives to retail deposit funds. The Company has established collateralized and uncollateralized lines of credit with several correspondent banks, the FRB discount window, as well as a securities dealer, for the purpose of obtaining borrowed funds as needed. The Company may continue to borrow funds in the future as part of its asset/liability strategy, and may use these funds to acquire certain other assets as deemed appropriate by management for investment purposes and to better utilize the capital resources of the Bank. Federal funds purchased represent temporary overnight borrowings from correspondent banks and are generally unsecured. Repurchase agreements are collateralized by mortgage backed securities and securities of U.S. Government agencies, and generally have maturities of one to six months, but may have longer maturities if deemed appropriate as part of the Company’s asset/liability management strategy. FHLB advances are collateralized by the Company’s investment in FHLB stock, securities, and certain qualifying mortgage loans. In addition, the Company has the ability to obtain borrowings from the Federal Reserve Bank of San Francisco ("FRB"), collateralized by certain pledged loans in the Company’s loan portfolio. The lines of credit are subject to periodic review of the Company’s financial statements by the grantors of the credit lines. Lines of credit may be modified or revoked at any time if the grantors feel there are adverse trends in the Company’s financial position.

The Company had collateralized lines of credit with the FRB of $286,993,000 and $254,761,000, as well as FHLB lines of credit totaling $5,814,000 and $7,094,000 at December 31, 2014 and 2013, respectively. In addition, the Company obtained a $10,000,000 uncollateralized line of credit during 2013 from Pacific Coast Bankers Bank. At December 31, 2014, the Company had no outstanding balances drawn against any of its lines of credit. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR.

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

The allowance for loan losses includes an asset-specific component, as well as a general or formula-based component. The Company segments the loan and lease portfolio into eleven (11) segments, primarily by loan class and type, that have homogeneity and commonality of purpose and terms for analysis under the formula-based component of the allowance. Those loans which are determined to be impaired under current accounting guidelines are not subject to the formula-based reserve analysis, and are instead evaluated individually for specific impairment under the asset-specific component of the allowance. The eleven segments of the Company’s loan portfolio are as follows (subtotals are provided as needed to allow the reader to reconcile the amounts to the Company’s loan classification reported elsewhere in these financial statements):

Loan Segments for Loan Loss Reserve Analysis	Loan Balances at December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010 (1)
Commercial and Business Loans	$60,422	$68,460	$69,780	$96,076	$154,624
Government Program Loans	1,947	2,226	2,337	2,984	4,600
Total Commercial and Industrial	62,369	70,686	72,117	99,060	159,224
Commercial Real Estate Term Loans	154,672	143,919	133,599	140,590	131,632
Single Family Residential Loans	59,095	52,036	55,016	39,682	23,764
Home Improvement/Home Equity Loans	1,110	1,410	1,319	1,859	2,385
Total Real Estate Mortgage	214,877	197,365	189,934	182,131	157,781
RE Construction and Development Loans	137,158	87,004	90,941	70,877	65,182
Agricultural Loans	31,713	30,932	36,169	45,483	46,308
Consumer Loans	11,802	9,330	10,639	10,907	12,462
Overdraft protection Lines	—	—	90	85	74
Overdrafts	—	—	155	124	355
Total Installment/other	11,802	9,330	10,884	11,116	12,891
Commercial Lease Financing	—	—	12	49	305
Total Loans	$457,919	$395,317	$400,057	$408,716	$441,691
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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss". Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At December 31, 2014, “classified” loans totaled $34,358,000 or 7.60% of gross loans as compared to $38,365,000 or 9.7% of gross loans at December 31, 2013.

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

The formula allowance includes reserves for certain off-balance sheet risks including letters of credit, unfunded loan commitments, and lines of credit. Reserves for undisbursed commitments are generally formula allocations based on the Company’s historical loss experience and other loss factors, rather than specific loss contingencies. At December 31, 2014 and 2013, the formula reserve allocated to undisbursed commitments totaled $294,000 and $183,000, respectively. The reserve for unfunded commitments is considered a reserve for contingent liabilities and is therefore carried as a liability on the balance sheet for all periods presented.

Specific allowances are established based on management’s periodic evaluation of loss exposure inherent in impaired loans. For impaired loans, specific allowances are determined based on the net realizable value of the underlying collateral, the net present value of the anticipated cash flows, or the market value of the underlying assets. Formula allowances for classified loans, excluding impaired loans, are determined on the basis of additional risks involved with individual loans that may be in excess of risk factors associated with the loan portfolio as a whole. The specific allowance is different from the formula allowance in that the specific allowance is determined on a loan-by-loan basis based on risk factors directly related to a particular loan, as opposed to the formula allowance which is determined for a pool of loans with similar risk characteristics, based on past historical trends and other risk factors which may be relevant on an ongoing basis.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at December 31, 2014, 2013 and 2012.

(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Specific allowance – impaired loans	715	$762	$658
Formula allowance – classified loans not impaired	2,450	3,205	2,871
Formula allowance – special mention loans	39	31	113
Total allowance for special mention and classified loans	3,204	3,998	3,642
Formula allowance for pass loans	6,739	6,595	2,719
Unallocated allowance	847	395	5,423
Total allowance	10,790	10,988	11,784
Impaired loans	16,037	18,132	21,931
Classified loans not considered impaired	18,321	20,233	13,105
Total classified loans	34,358	38,365	35,036
Special mention loans not considered impaired	1,766	1,825	2,057

After declining slightly from $400,057,000 at December 31, 2012, to $395,317,000 at December 31, 2013, the loan portfolio increased to $457,919,000 at December 31, 2014. The level of nonperforming loans have decreased during each of the last three years. Nonperforming loans decreased to $15,576,000 at December 31, 2014, from $18,102,000 at December 31, 2013, and $23,141,000 at December 31, 2012. During the same period, total classified loans decreased from $38,365,000 at December 31, 2013, to $34,358,000 at December 31, 2014.

(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Allowance for loan losses - period end	$10,771	$10,988	$11,784
Net loans (recovered) charged off during period	(629)	(302)	2,883
LLR Provision during period	(845)	(1,098)	1,019
Loans outstanding at period-end	457,919	395,317	400,057
ALLL as % of loans at period-end	2.35%	2.78%	2.95%
Nonaccrual loans	9,935	12,341	13,425
Restructured Loans	5,641	5,761	9,716
Total nonperforming loans	15,576	18,102	23,141
ALLL as % of nonperforming loans	69.15%	60.70%	50.92%
Impaired loans	16,037	18,132	21,931
Classified loans not considered impaired	18,321	20,233	13,105
Total classified loans	$34,358	$38,365	$35,036
ALLL as % of classified loans	31.35%	28.64%	33.63%

Impaired loans decreased $2,095,000 between December 31, 2013 and December 31, 2014 and the specific allowance related to those impaired loans decreased $47,000 between December 31, 2013 and December 31, 2014. The formula allowance related to loans that are not impaired (including special mention and substandard) decreased by $747,000 between December 31, 2013 and December 31, 2014. The level of “pass” loans increased approximately $53,600,000 between December 31, 2013 and December 31, 2014, while the related formula allowance increased $144,000 during the same period. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis. Due to improvements in lending policies and loan review quality, less reserve is required for pass loans.

The Company’s methodology attempts to accurately estimate losses. The specific allowance portion of the analysis is designed to be self-correcting by taking into account the current loan loss experience based on that portion of the portfolio. By analyzing the estimated losses inherent in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates using the most recent information available. In performing the periodic migration analysis, management believes that historical loss factors used in the computation of the formula allowance need to be adjusted to reflect current changes in market conditions and trends in the Company’s loan portfolio. There are a number of other factors which are reviewed when determining adjustments in the historical loss factors. Those factors include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions.

The general reserve requirements (ASC 450-70) decreased with the continued strengthening of local, state, and national economies and their impact on our local lending base, which has resulted in a lower qualitative component for the general reserve calculation. These positive factors were partially offset by the Company including OREO financial results in loss history and extending the look back period used to capture the loss history for the quantitative portion of the ALLL. In the third quarter of 2013, the look back period was changed from 4 years to stake-in-the-ground(December 31, 2005), in an effort to include higher losses experienced during the credit crisis. Changes in the mix of historical losses in the look back period resulted in a reallocation of the general reserve component of the allowance amount within the various loan segments as compared to December 31, 2014, as loss experience by segment has fluctuated over time. The stake-in-the-ground methodology requires the Company to use December 31, 2005 as the starting point of the look back period to capture loss history. Time horizons are subject to Management's assessment of the current period, taking into consideration changes in business cycles and environment changes.

Management and the Company’s lending officers evaluate the loss exposure of classified and impaired loans on a weekly/monthly basis and through discussions and officer meetings as conditions change. The Company’s Loan Committee meets weekly and also serves as a forum to discuss specific problem assets that pose significant concerns to the Company, and to keep the Board of Directors informed through committee minutes. All special mention and classified loans are reported quarterly on Problem Asset Reports and Impaired Loan Reports and are reviewed by senior management. Migration analysis and impaired loan analysis are performed on a quarterly basis and adjustments are made to the allowance as deemed necessary. The Board of Directors is kept abreast of any changes or trends in problem assets on a monthly basis, or more often if required.

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

At December 31, 2014 and 2013, the Company's recorded investment in loans for which impairment has been recognized totaled $16,037,000 and $18,132,000, respectively. Included in total impaired loans at December 31, 2014, are $4,478,000 of impaired loans for which the related specific allowance is $715,000, as well as $11,559,000 of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2013 included $5,460,000 of impaired loans for which the related specific allowance is $762,000, as well as $12,672,000 of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $15,045,000 and $20,111,000 during the years ended December 31, 2014 and 2013, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method.

The largest category of impaired loans at December 31, 2014 was real estate mortgage loans, comprising of 46.8% of total impaired loans at December 31, 2014. While impaired construction loans increased $4,582,000, and impaired commercial and industrial loans increased $744,000, impaired real estate mortgage loans decreased $8,060,000, and impaired agricultural loans decreased $13,000 during the year ended December 31, 2014. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans, approximately $13,961,000, or 87.1%, are secured by real estate at December 31, 2014, as compared to $17,361,000, or 95.8%, of total impaired loans at December 31, 2013. The following table summarizes the components of impaired loans and their related specific allowance at December 31, 2014, 2013 and 2012.

	Balance	Allowance	Balance	Allowance	Balance	Allowance
(In thousands)	December 31, 2014	December 31, 2014	December 31, 2013	December 31, 2013	December 31, 2012	December 31, 2012
Commercial and industrial	$1,421	$64	$677	$9	$1,431	$37
Real estate – mortgage	7,513	648	15,573	753	18,457	621
Real estate construction and development	6,371	—	1,789	—	1,730	—
Agricultural	32	—	45	—	192	—
Installment/other	700	3	48	—	121	—
Lease financing	—	—	—	—	—	—
Total impaired loans	$16,037	$715	$18,132	$762	$21,931	$658

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to enhance collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance.

At December 31, 2014, residential mortgages comprised $4,225,000 of the $15,000,000 in TDRs and commercial real estate loans comprised $6,029,000 of total TDRs.

Total TDRs increase by 65.58% at December 31, 2014, as compared to December 31, 2013. The substantial increase in TDRs for the year ended December 31, 2014 is due to the identification of loans restructured during 2013 and 2014 had not been previously identified as TDRs. Nonaccrual TDRs increase by 183.78% and Accruing TDRs declined by 2.08% over the same period. Within TDR categories total residential mortgage and construction TDRs showed an increase of 56.38%. The majority of these credits are related to real estate construction projects that slowed significantly or stalled in 2011 and 2012, leading the Company to pursue restructuring of the qualified credits allowing the construction industry time to recover and developers opportunity to finish projects at a slower pace.  Concessions granted in these circumstances include lengthened maturities, lower lot release prices, and/or rate reductions that enabled the borrower to finish the construction projects and may be entirely successful. In large part, current successes are related to a recovering real estate market that began in late 2011 and is continuing into 2015.

The following tables summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at December 31, 2014 and December 31, 2013.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(In thousands)	December 31, 2014	December 31, 2014	December 31, 2014
Commercial and industrial	$1,306	$421	$885
Real estate - mortgage:
Commercial real estate	2,713	2,713	—
Residential mortgages	4,225	1,084	3,141
Home equity loans	—	—	—
Total real estate mortgage	6,938	3,797	3,141
RE construction & development	6,029	5,141	888
Agricultural	32	—	32
Installment/other	695	—	695
Lease financing	—	—	—
Total Troubled Debt Restructurings	$15,000	$9,359	$5,641

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(In thousands)	December 31, 2013	December 31, 2013	December 31, 2013
Commercial and industrial	$675	$—	$675
Real estate - mortgage:
Commercial real estate	1,468	1,468	—
Residential mortgages	5,273	1,583	3,690
Home equity loans	—	—	—
Total real estate mortgage	6,741	3,051	3,690
RE construction & development	1,551	247	1,304
Agricultural	44	—	44
Installment/other	48	—	48
Lease financing	—	—	—
Total Troubled Debt Restructurings	$9,059	$3,298	$5,761

Of the $15,000,000 in total TDRs at December 31, 2014, $9,359,000 were on nonaccrual status at period-end. Of the $9,059,000 in total TDRs at December 31, 2013, $3,298,000 were on nonaccrual status at period-end. As of December 31, 2014, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

A restructured loan returns to accrual status after at least 6 months of timely payment history. In addition, our Credit Administration performs a financial analysis of the credit to determine whether the borrower has the ability to continue to perform successfully over the remaining life of the loan. This includes, but is not limited to, review of financial statements and cash flow analysis of the borrower. Only after determination that borrowers have the ability to perform under the terms of the loans, are restructured credits considered for accrual status.

The following table summarizes special mention loans by type for the years ended December 31, 2014 and December 31, 2013.

(In thousands)	December 31, 2014	December 31, 2013
Commercial and industrial	$342	$590
Real estate - mortgage:
Commercial real estate	1,095	—
Residential mortgages	216	1,204
Home equity loans	—	32
Total real estate mortgage	1,311	1,236
RE construction & development	—	—
Agricultural	113	—
Installment/other	—	—
Lease financing	—	—
Total Special Mention Loans	$1,766	$1,826

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions affects loan pricing. Low interest rates and a weaker economy continue to dominate, even though real estate prices show signs of stabilization. The Company continues to place increased emphasis on reducing both the level of nonperforming assets and the level of losses on the disposition of these assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to reduce the impacts on the real estate market. As part of this strategy, the Company has agreed to increasing its level of troubled debt restructurings, when doing so makes economic sense. While business and consumer spending show improvement in recent quarters, current GDP remains anemic. It is difficult to forecast what impact the Federal Reserve actions to hold rates low will have on the economy. The local market has remained relatively stable economically during the past several years than some areas of the state and the nation, where more volatile economic impacts were experienced, including more severe deterioration of residential real estate markets. Although the local area residential housing markets have been hard hit, they continue to perform better than some parts of the state which bodes well for sustained, but slower growth in the Company’s market areas of Fresno and Madera, Kern, and Santa Clara Counties. Local unemployment rates in the San Joaquin Valley remain elevated compared with other regions but historically are higher as a result of the area's agricultural dynamics.  The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain low relative to other areas of the state. Management recognizes increased risk of loss due to the Company's exposure to local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the years indicated.

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Total loans outstanding at end of period before deducting allowances for credit losses	$457,595	$395,013	$400,033	$408,715	$441,691
Average net loans outstanding during period	422,760	392,340	398,377	424,961	490,421
Balance of allowance at beginning of period	10,988	11,784	13,648	16,520	15,016
Loans charged off:
Real estate	(200)	(635)	(630)	(7,224)	(8,119)
Commercial, Industrial & Agricultural	(318)	(678)	(3,397)	(9,340)	(2,878)
Commercial lease financing	—	—	—	(110)	(81)
Installment and other	(16)	(273)	(251)	(620)	(858)
Total loans charged off	(534)	(1,586)	(4,278)	(17,294)	(11,936)
Recoveries of loans previously charged off:
Real estate	728	1,538	698	159	10
Commercial and industrial & agricultural	330	279	648	650	940
Installment and other	104	71	49	11	15
Total loan recoveries	1,162	1,888	1,395	820	965
Net loans (charged off) recovered	628	302	(2,883)	(16,474)	(10,971)
Provision charged to operating expense	(845)	(1,098)	1,019	13,602	12,475
Balance of allowance for credit losses at end of period	$10,771	$10,988	$11,784	$13,648	$16,520
Net loan (recoveries) charge-offs to total average loans	(0.15)%	(0.08)%	0.74%	3.88%	2.24%
Net loan (recoveries) charge-offs to loans at end of period	(0.14)%	(0.08)%	0.72%	4.03%	2.48%
Allowance for credit losses to total loans at end of period	2.35%	2.78%	2.95%	3.34%	3.74%
Net loan (recoveries) charge-offs to allowance for credit losses	(5.84)%	(2.75)%	24.47%	120.71%	66.41%
Net loan charge-offs to provision for credit losses	(134.55)%	27.50%	282.92%	121.11%	87.94%

Loan charge-offs decreased $1,052,000 during the year ended December 31, 2014, when compared to the year ended December 31, 2013. Loan recoveries decreased $726,000 during the same period. Net loan recoveries totaled $401,000 during the fourth quarter, consisting of multiple relationships.

Loan charge-offs totaled $1,586,000 during the year ended December 31, 2013. Net loan recoveries totaled $1,888,000 during 2013. Net loan recoveries totaled $414,000 during the fourth quarter of 2013, consisting of multiple relationships.

The following is a summary of the quarterly activity in the allowance for loan losses for the year ended December 31, 2014 (in thousands).

Description	Loss	Recoveries	Provision	Balance
Balance Forward				10,988
1st quarter - 2014	140	283	(47)	11,084
2nd quarter - 2014	146	203	(93)	11,048
3rd quarter - 2014	98	125	40	11,115
4th quarter - 2014	150	551	(745)	10,771
Total YTD - 2014	$534	$1,162	$(845)	$10,771

At December 31, 2014 and 2013, $294,000 and $183,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities.

Management believes that the 2.35% credit loss allowance to total loans at December 31, 2014 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that economic conditions may materialize which differ and more adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

	2014		2013		2012		2011		2010
(Dollars in thousands)	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans
Commercial and industrial	$1,218	13.62%	$2,340	18.0%	$1,614	18.0%	$4,782	40.7%	$8,209	36.0%
Real estate – mortgage	1,653	46.92%	1,862	47.6%	1,292	47.6%	2,070	35.4%	1,620	35.7%
RE construction and development	6,278	29.95%	5,533	22.7%	2,814	22.7%	5,634	12.3%	5,763	14.8%
Agricultural	482	6.93%	583	9.0%	352	9.0%	803	8.8%	850	10.5%
Installment/other	293	2.58%	275	2.7%	288	2.7%	117	2.8%	49	2.9%
Lease financing	—	—%	—	—%	1	—%	1	—%	3	0.1%
Not allocated	847	—%	395	—%	5,423	—%	241	—%	26	—%
	$10,771	100.0%	$10,988	100.0%	$11,784	100.0%	$13,648	100.0%	$16,520	100.0%

During 2014, reserve allocations decreased for commercial and industrial loans, real estate mortgage and agricultural loans. Increases in reserve allocation for real estate construction and development is primarily due to the growth of that loan segment.

During 2013, reserve allocations increased in all categories during the year, except for small decreases in the reserve for installment loans. Increases in reserve allocations for most categories were the result of increased loss factors, which decreased the unallocated portion of the reserve.

During 2012, reserve allocations increased in installment and unallocated by $171,000 and $5,182,000, respectively, while reserve allocation for all other categories decreased. The increase in unallocated was the result of reduced loss factors.

The following summarizes the Company’s allowance for credit losses related to the specific, formula, and unallocated reserves for the year-ends shown:

	December 31,
(In thousands)	2014	2013	2012	2011	2010
Formula allowance	$9,228	$9,831	$5,703	$12,153	$5,168
Specific allowance	715	762	658	1,254	11,326
Unallocated allowance	847	395	5,423	241	26
Total allowance	$10,790	$10,988	$11,784	$13,648	$16,520

At December 31, 2014, the allowance for credit losses totaled $10,790,000, and consisted of $9,228,000 in formula allowance, $715,000 in specific allowance, and $847,000 in unallocated allowance. At December 31, 2014, $648,000 of the specific allowance was allocated real estate loans, $64,000 was allocated to commercial and industrial loans, and the remaining $3,000 was allocated to installment loans.

At December 31, 2013, the allowance for credit losses totaled $10,988,000, and consisted of $9,831,000 in formula allowance, $762,000 in specific allowance, and $395,000 in unallocated allowance. At December 31, 2013, $753,000 of the specific allowance was allocated to real estate loans, and the remaining $9,000 was allocated to commercial and industrial loans.

At December 31, 2012, the allowance for credit losses totaled $11,784,000, and consisted of $5,703,000 in formula allowance, $658,000 in specific allowance, and $5,423,000 in unallocated allowance. At December 31, 2012, $621,000 of the specific allowance was allocated to real estate loans, and the remaining $38,000 was allocated to commercial and industrial loans.

The total formula allowance decreased $603,000 between 2013 and 2014 and the specific allowance decreased $66,000. The unallocated allowance rose to $847,000.

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

here were no loans classified as doubtful at December 31, 2014 or December 31, 2013.

Although in some instances, the downgrading of a loan resulting from the factors used by the Company in its allowance analysis has been reflected in the formula allowance, management believes that in some instances, the impact of material events and trends not known are not reflected in the level of nonperforming loans or the internal risk grading process regarding these loans. Accordingly, the Company’s evaluation of probable losses related to these factors may be reflected in the unallocated allowance. The evaluation of the inherent losses concerning these factors involves a higher degree of uncertainty because they are not identified with specific problem credits, and therefore the Company does not allocate the unallocated allowance among segments of the portfolio. At December 31, 2014 and December 31, 2013, the Company had unallocated allowances of $847,000 and $395,000. Management’s estimates of the unallocated allowance are based upon a number of underlying factors including 1) the effect of deteriorating national and local economic trends, 2) the effects of export market conditions on certain agricultural and manufacturing borrowers, 3) the effects of abnormal weather patterns on agricultural borrowers, as well as other borrowers that may be impacted by such conditions, 4) the effect of increased competition in the Company’s market area and the resultant potential impact of more relaxed underwriting standards to borrowers with multi-bank relationships, 5) the effect of soft real estate markets, and 6) the effects of having a larger number of borrowing relationships which are close to the Company’s lending limit, which, if any one were not to perform to contractual terms, would have a material impact on the allowance.

The Company's loan portfolio has elevated concentrations in commercial real estate, commercial, and construction loans, however the portfolio percentages fall within the Company's loan policy guidelines.

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

 The following table sets forth the Company’s nonperforming assets as of the dates indicated:

	December 31,
(Dollars in thousands, except footnote)	2014	2013	2012	2011	2010
Nonaccrual loans (1)	$9,935	$12,341	$13,425	$18,098	$34,394
Restructured loans	5,641	5,761	9,716	11,885	12,554
Total non-performing loans	15,576	18,102	23,141	29,983	46,948
Other real estate owned	14,010	13,946	23,932	27,091	35,580
Total non-performing assets	$29,586	$32,048	$47,073	$57,074	$82,528
Loans, past due 90 days or more, still accruing	—	—	—	74	547
Non-performing loans to total gross loans	3.40%	4.58%	5.78%	7.34%	10.63%
Non-performing assets to total gross loans	6.47%	8.11%	11.77%	14.96%	20.63%
Allowance for loan losses to nonperforming loans	69.15%	60.70%	50.92%	45.52%	35.19%
 (1) Included in nonaccrual loans at December 31, 2014 and 2013 are restructured loans totaling $9,359,000 and $3,298,000, respectively.

Non-performing assets remain elevated at December 31, 2014, but have decreased $2,462,000 between December 31, 2013 and December 31, 2014, due to a decrease in nonaccrual loans of $2,406,000, partially offset by an increase in other real estate owned of $64,000. There were no write-downs to other real estate owned during the year ended December 31, 2014.

Non-performing assets decreased $15,025,000 between December 31, 2012 and December 31, 2013, due to decreases in restructured loans of $3,995,000, and decreases in nonaccrual loans and other real estate owned of $1,084,000 and $9,986,000, respectively. The net decrease in other real estate owned includes additions of approximately $437,000 in properties transferred from loans, write-downs of $214,000, and gross sales of more than $11,454,000 during the year ended December 31, 2013.

Non-performing assets decreased $10,001,000 between December 31, 2011 and December 31, 2012. Nonaccrual loans decreased $4,673,000 between December 31, 2011 and December 31, 2012, while restructured loans not included in the nonaccrual totals decreased $2,169,000. The net decrease of $3,159,000 in other real estate owned includes additions of approximately $2,436,000 in properties transferred from loans, write-downs of $463,000 and gross sales of more than $7,472,000 during the year ended December 31, 2012.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance			Change from
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Commercial and industrial	$433	$—	$1,181	$433	$(748)
Real estate - mortgage	4,361	11,873	10,259	(7,512)	(5,898)
Real estate - construction	5,141	468	1,730	4,673	3,411
Agricultural	—	—	136	—	(136)
Installment/other	—	—	119	—	(119)
Lease financing	—	—	—	—	—
Total Nonaccrual Loans	$9,935	$12,341	$13,425	$(2,406)	$(3,490)

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

Except for the loans included in the above table, there were no loans at December 31, 2014, where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

Liquidity and Asset/Liability Management

The primary function of asset/liability management is to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company's principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses. Other sources of liquidity not on the balance sheet at December 31, 2014, include unused collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, Pacific Coast Banker's Bank, and from the Federal Reserve Bank totaling $302,807,000.

Cash and cash equivalents have fluctuated during the three years ended December 31, 2014, 2013, and 2012, with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2014	$103,577
December 31, 2013	$135,212
December 31, 2012	$141,627

Cash and cash equivalents decreased $31,635,000 during the year ended December 31, 2014, as compared to a decrease of $6,415,000 during the year ended December 31, 2013.

The Company had a net cash inflow from operations of $9,002,000 for the year ended December 31, 2014, and a positive cash inflow from operations totaling $11,903,000 for the period ended December 31, 2013. The Company experienced net cash outflows from investing activities totaling $63,616,000 and net cash inflows of $2,468,000 during the years ended December 31, 2014 and December 31, 2013. For the year ended December 31, 2014, increases in loans and purchases of investment securities outweighed proceeds from sales of OREO and principal payments on available for sale securities. For the year ended December 31, 2013, the settlement of OREO properties and loan paydowns outweighed capital and investment expenditures.

During the year ended December 31, 2014, the Company experienced net cash inflows from financing activities totaling $22,979,000, primarily as the result of increases in demand deposit and savings accounts. For the year ended December 31, 2013, the Company experienced net cash outflows of $20,786,000 from financing activities due to decreases in certificates of deposit accounts.

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

The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. In addition to unused lines of credit from other banks totaling $302,807,000, the contingency plan includes identified funding sources, and steps that may be taken in the event the total liquidity ratio falls or is projected to fall below policy limits for any extended period of time. One of the primary directives of the contingency funding plan is to limit the Company’s overall level of wholesale funding to no more than 40% of deposits. The current funding program uses both asset-based and liability-based principles, and identifies core deposits as the favored funding source when attainable at a reasonable cost. The policy identifies a number of funding sources or methods the Bank ALCO committee may utilize to fulfill the Company’s liquidity funding requirements:

1)
Local core deposits are the Company’s primary funding source. The Company works to attract these deposits through service-related and competitive pricing tactics. Other liquidity funding sources are considered if local core deposits are not attractive because of maturity or pricing.

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

4)
The Company presently has a Discount Window facility available from the Federal Reserve Bank of San Francisco collateralized with loans as discussed above. At December 31, 2014, the Company had available credit of $286,993,000 from the Federal Reserve based upon the loans pledged at that date. The Federal Reserve will monitor use of the Discount Window closely given the current status of the Company and the economy as a whole. This credit facility may not be competitively priced under certain economic conditions. As such, the Company does not expect to use this facility except for short periods, but does consider this to be a key contingency funding source.

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

9)
Investments near maturity may be sold to meet temporary funding needs but may need to be replaced to maintain liquidity ratios within acceptable limits. At the current time approximately half of the investment portfolio is pledged to secure public deposits and borrowing lines. The Company seeks to maintain an investment-grade securities portfolio to ensure quality collateral for pledging against borrowing lines of credit as well as to provide liquidity in times of needs.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, are maintained at levels deemed sufficient to provide the cash necessary to fund loan growth as well as projected deposit runoff. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At December 31, 2014, the Bank had 69.00% of total assets in the loan portfolio and a loan to deposit ratio of 80.94%, as compared to 62.12% of total assets in the loan portfolio and a loan to deposit ratio of 72.81% at December 31, 2013. Liquid assets at December 31, 2014 include cash and cash equivalents totaling $103,577,000, as compared to $135,212,000 at December 31, 2013.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings capability. Core deposits, which comprise approximately 88.21% of total deposits at December 31, 2014, provide a significant and stable funding source for the Company.  At December 31, 2014, unused lines of credit with the Federal Home Loan Bank, Pacific Coast Banker's Bank, and the Federal Reserve Bank totaling $302,807,000 are collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these used and unused borrowing lines totaled $406,358,000 at December 31, 2014. For further discussion of the Company’s borrowing lines, see “Short Term Borrowings” included previously in the financial condition section of this financial review.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion). The limited ability of the Bank to pay dividends may impact the ability of the

Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Beginning the quarter ended March 31, 2009, the Bank precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at March 31, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. Since the second quarter of 2014, the Bank has received approval quarterly from the Federal Reserve Bank to upstream a dividend to the parent company for the purpose of payment of deferred interest on the Company's junior subordinated debt and for the parent company's operating expenses. During the year ended December 31, 2014, the Bank paid $1,519,000 in cash dividends to the parent company. The Bank paid no dividends to the parent company during the years ended December 31, 2013, and 2012.

Regulatory Matters

Regulatory Agreement with the Federal Reserve Bank of San Francisco

 On March 23, 2010, United Security Bancshares (the "Company") and its wholly owned subsidiary, United Security Bank (the "Bank"), entered into a formal written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “Federal Reserve”) as a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions (the “DFI”) in June 2009. That examination found significant increases in nonperforming assets, both classified loans and OREO, during 2008 and 2009, and heightened concerns about the Bank’s use of brokered and other wholesale funding sources to fund loan growth, which created increased risk to equity capital and potential volatility in earnings.

Under the terms of the Agreement, the Company and the Bank agreed, among other things: to maintain a sound process for determining, documenting, and recording an adequate allowance for loan and lease losses; to improve the management of the Bank's liquidity position and funds management policies; to maintain sufficient capital at the Company and Bank level; and to improve the Bank’s earnings and overall condition. The Company and Bank also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock, declare or pay any cash dividends, or pay interest on the Company's junior subordinated debt or trust preferred securities, without prior written approval from the Federal Reserve. The Company generates no revenue of its own and, as such, relies on dividends from the Bank to pay its operating expenses and interest payments on the Company’s junior subordinated debt.

Effective November 19, 2014, the Federal Reserve terminated the Agreement with the Bank and the Company and replaced it with an informal supervisory agreement that requires, among other things, obtaining written approval from the Federal Reserve prior to the payment of dividends from the Bank to the Company or the payment of dividends by the Company or interest on the Company’s junior subordinated debt. The inability of the Bank to pay cash dividends to the Company may hinder the Company’s ability to meet its ongoing operating obligations.

Regulatory Order from the California Department of Business Oversight

On May 20, 2010, the DFI (now known as the Department of Business Oversight (the “DBO”)) issued a formal written order (the “Order”) pursuant to a consent agreement with the Bank as a result of the same June 2009 joint regulatory examination. The terms of the Order were essentially similar to the Federal Reserve’s Agreement, except for a few additional requirements.

On September 24, 2013, the Bank entered into an informal Memorandum of Understanding (the “MOU”) with the DBO and on October 15, 2013, the Order was terminated. The Order and the MOU require the Bank to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0% and also requires the DBO’s approval for the Bank to pay a dividend to the Company.

Accordingly, reflecting the Company’s and the Bank’s improved financial condition and performance, as of November 19, 2014, the Bank and the Company have been relieved of all formal regulatory agreements. Some of the governance and procedures established by the Agreement and the Order remain in place, including submission of certain plans and reports to the Federal Reserve and DBO, the Bank’s obligation to maintain a 9.0% tangible shareholder’s equity ratio, and the requirement to seek approvals from the Federal Reserve and the DBO for either the Bank or the Company to pay dividends and for the Company to pay interest on its outstanding junior subordinated debt. While no assurances can be given as to future regulatory approvals, over the last three quarters the DBO and the Federal Reserve have been approving the Bank's payment of dividends to the Company to cover the Company's operating expenses and its interest payments and the Company's payment of quarterly interest on the junior subordinated debt.

The Bank is currently in full compliance with the requirements of the MOU including its deadlines.

Capital Adequacy

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements adopted by the Board of Governors of the Federal Reserve System (the “Board of Governors”).  Failure to meet minimum capital requirements can initiate certain mandates and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the consolidated Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by the capital adequacy guidelines require insured institutions to maintain a minimum leverage ratio of Tier 1 capital (the sum of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, minus intangible assets, identified losses and investments in certain subsidiaries, plus unrealized losses or minus unrealized gains on available for sale securities) to total assets. Institutions which have received the highest composite regulatory rating and which are not experiencing or anticipating significant growth are required to maintain a minimum leverage capital ratio of 3% of Tier 1 capital to total assets. All other institutions are required to maintain a minimum leverage capital ratio of at least 100 to 200 basis points above the 3% minimum requirement.

In addition to the general capital adequacy guidelines, pursuant to the DBO’s MOU the Bank is required to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0%. For purposes of the MOU, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 13.4% and 13.2% at December 31, 2014 and 2013, respectively.

 The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis.

The following table sets forth the Company’s and the Bank's actual capital positions at December 31, 2014, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

	Company	Bank		To Be Well Capitalized under Prompt Corrective
	Actual Capital Ratios	Actual Capital Ratios	Minimum Capital Ratios	Action Provisions
Total risk-based capital ratio	17.29%	16.91%	10.00%	10.00%
Tier 1 capital to risk-weighted assets	16.03%	15.65%	9.00%	6.00%
Leverage ratio	12.49%	12.25%	9.00%	5.00%

As of December 31, 2014, the Company and the Bank meets all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an informal agreement with the Federal Reserve Bank and Department of Business Oversight that, among other things, requires prior approval before paying a cash dividend or otherwise making a distribution of stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company.  In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the year ended December 31, 2014, the Bank’s cash dividends of $1,519,000 paid to the Company were approved by the Federal Reserve and the DBO and funded the Company’s operating costs and payments of interest on its junior subordinated debentures.

The Bank, as a state-chartered bank, is subject to dividend restrictions set forth in California state banking law and administered by the Commissioner of the California Department of Business Oversight (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the Commissioner may order the state bank not to pay any dividend. The FRB may also limit dividends paid by the Bank. As noted above, the terms of the informal agreement with the Federal Reserve prohibit both the Company and the Bank from paying dividends without prior approval of the Federal Reserve.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At December 31, 2014, the bank was not subject to a reserve requirement.

Item 8 - Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2014 and 2013

Consolidated Statements of Income -
Years Ended December 31, 2014 and 2013

Consolidated Statements of Shareholders' Equity -
Years Ended December 31, 2014 and 2013

Consolidated Statements of Comprehensive Income -
Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows -
Years Ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of United Security Bancshares and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based upon criteria in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

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

We have audited the accompanying consolidated balance sheets of United Security Bancshares and Subsidiary (Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Security Bancshares and Subsidiary as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Stockton, California
March 17, 2015

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
December 31, 2014 and 2013

(In thousands except shares)	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$21,348	$20,193
Cash and due from FRB	82,229	115,019
Cash and cash equivalents	103,577	135,212
Interest-bearing deposits in other banks	1,522	1,515
Investment securities available for sale (at fair value)	48,301	43,616
Loans	457,919	395,317
Unearned fees	(324)	(304)
Allowance for credit losses	(10,771)	(10,988)
Net loans	446,824	384,025
Accrued interest receivable	1,927	1,644
Premises and equipment - net	11,550	12,122
Other real estate owned	14,010	13,946
Intangible assets	—	62
Goodwill	4,488	4,488
Cash surrender value of life insurance	17,717	17,203
Investment in limited partnerships	871	4,534
Deferred income taxes	6,853	11,630
Other assets	5,529	5,932
Total assets	$663,169	$635,929
Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$215,439	$214,317
Interest bearing	349,934	328,172
Total deposits	565,373	542,489
Accrued interest payable	40	44
Accounts payable and other liabilities	4,815	5,728
Junior subordinated debt (at fair value)	10,115	11,125
Total liabilities	580,343	559,386

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 15,425,086 issued and outstanding at December 31, 2014, and 14,799,888 at December 31, 2013	49,271	45,778
Retained earnings	33,730	30,884
Accumulated other comprehensive loss	(175)	(119)
Total shareholders' equity	82,826	76,543
Total liabilities and shareholders' equity	$663,169	$635,929
See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2014 and 2013

(In thousands except shares and EPS)	December 31, 2014	December 31, 2013
Interest Income
Loans, including fees	$23,777	$21,979
Investment securities - AFS – taxable	901	703
Interest on deposits in Federal Reserve Bank	277	312
Interest on deposits in other banks	7	8
Total interest income	24,962	23,002
Interest Expense
Interest on deposits	1,104	1,330
Interest on other borrowed funds	241	281
Total interest expense	1,345	1,611

Net Interest Income Before Credit Losses	23,617	21,391
Benefit for Credit Losses	(845)	(1,098)
Net Interest Income	24,462	22,489
Noninterest Income
Customer service fees	3,473	3,456
Increase in cash surrender value of bank owned life insurance	514	556
Loss on fair value of financial liability	(102)	(776)
Gain on sale of fixed assets	25	—
Gain on sale of other investment	691	—
Other	560	732
Total noninterest income	5,161	3,968
Noninterest Expense
Salaries and employee benefits	9,653	9,214
Occupancy expense	3,760	3,678
Data processing	134	185
Professional fees	1,456	1,275
Regulatory assessments	943	1,150
Director fees	232	232
Amortization of intangibles	62	187
Correspondent bank service charges	117	287
Loss on California tax credit partnership	39	253
Net cost on operation and sale of OREO	571	271
Other	2,248	2,351
Total noninterest expense	19,215	19,083
Income Before Provision for Taxes on Income	10,408	7,374
Provision for Taxes on Income	4,192	105
Net Income	$6,216	$7,269
Net Income per common share
Basic	$0.40	$0.49
Diluted	$0.40	$0.49
Shares on which net income per common share were based
Basic	15,410,733	15,398,911
Diluted	15,415,664	15,399,516
 See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2014 and 2013

	Year Ended December 31,
(In thousands)	2014	2013
Net Income	$6,216	$7,269

Unrealized holdings gains (losses) on securities	18	(617)
Unrealized (losses) gains on unrecognized post retirement costs	(113)	275
Other comprehensive loss, before tax	(95)	(342)
Tax (expense) benefit related to securities	(7)	247
Tax benefit (expense) related to unrecognized post retirement costs	46	(113)
Total other comprehensive loss	(56)	(208)
Comprehensive income	$6,160	$7,061
See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2014 and 2013

	Common stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance January 1, 2013	14,217,303	$43,173	$26,179	$89	$69,441
Other comprehensive loss				(208)	(208)
Common stock dividends	577,383	2,564	(2,564)		—
Common stock issuance	5,202	12			12
Stock-based compensation expense		29			29
Net Income			7,269		7,269
Balance December 31, 2013	14,799,888	$45,778	$30,884	$(119)	$76,543
Other comprehensive loss				(56)	(56)
Common stock dividends	601,276	3,370	(3,370)		—
Stock options exercised	23,922	95			95
Stock-based compensation expense		28			28
Net Income			6,216		6,216
Balance December 31, 2014	15,425,086	$49,271	$33,730	$(175)	$82,826
See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2014 and 2013

(In thousands)	December 31, 2014	December 31, 2013
Cash Flows From Operating Activities:
Net Income	$6,216	$7,269
Adjustments to reconcile net income to cash provided by operating activities:
Benefit for credit losses	(845)	(1,098)
Depreciation and amortization	1,365	1,287
Amortization of investment securities	263	52
Accretion of investment securities	(33)	(60)
(Increase) decrease in accrued interest receivable	(283)	50
Decrease in accrued interest payable	(4)	(27)
Increase in unearned fees	20	280
(Decrease) increase in income taxes payable	(398)	5,557
Stock-based compensation expense	28	29
Provision (benefits) for deferred income taxes	4,816	(1,773)
(Decrease) increase in accounts payable and accrued liabilities	(1,113)	265
Gain on sale of investment in limited partnership	(691)	—
Gain on sale of other real estate owned	(114)	(1,346)
Impairment loss on other real estate owned	—	214
Loss on fair value option of financial liabilities	102	776
Increase in surrender value of life insurance	(514)	(589)
Loss on tax credit limited partnership interest	39	253
Gain on sale of premises and equipment	(25)	—
Amortization of CDI	62	187
Net increase in other assets	111	577
Net cash provided by operating activities	9,002	11,903
Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	(7)	(8)
Redemption of correspondent bank stock	—	433
Purchase of correspondent bank stock	(97)	—
Maturities and calls on available-for-sale securities	—	3,600
Principal payments on available-for-sale securities	5,295	4,452
Purchases of available-for-sale securities	(10,192)	(20,433)
Net (increase) decrease in loans	(60,282)	6,933
Cash proceeds from sales of other real estate owned	1,308	9,202
Cash proceeds from sale of other investment	1,253	—
Capital expenditures for premises and equipment	(768)	(1,147)
Investment in limited partnership	(126)	(564)
Net cash provided by (used in) investing activities	(63,616)	2,468
Cash Flows From Financing Activities:
Net increase (decrease) in demand deposit and savings accounts	28,225	(4,899)
Net decrease in certificates of deposit	(5,341)	(15,899)
Proceeds from exercise of stock options	95	12
Cash proceeds from the issuance of common stock	—	—
Net cash (used in) financing activities	22,979	(20,786)
Net (decrease) increase in cash and cash equivalents	(31,635)	(6,415)
Cash and cash equivalents at beginning of year	135,212	141,627
Cash and cash equivalents at end of year	$103,577	$135,212
See notes to consolidated statements

Notes to Consolidated Financial Statements
Years Ended December 31, 2014 and 2013

1.	Organization and Summary of Significant Accounting and Reporting Policies

Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking industry. The consolidated financial statements include the accounts of United Security Bancshares, and its wholly owned subsidiary, United Security Bank and subsidiary (the “Bank”). USB Capital Trust II (the “Trust”) is deconsolidated pursuant to ASC 810. As a result, the Trust Preferred Securities are not presented on the Company’s consolidated financial statements as equity, but instead the Company’s Subordinated Debentures are presented as a separate liability category. (see Note 8 to the Company’s consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, (including the Bank). United Security Bancshares operates as one business segment providing banking services to commercial establishments and individuals primarily in the San Joaquin Valley of California.

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

During July 2007 the Company formed USB Capital Trust II and issued $15.0 million in Trust Preferred Securities with terms similar to those originally issued under USB Capital Trust I.  (See Note 8. “Junior Subordinated Debt/Trust Preferred Securities”).

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

a.
Cash and cash equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. At times throughout the year, balances can exceed FDIC insurance limits. Generally, federal funds sold and repurchase agreements are sold for one-day periods. The Bank did not have any repurchase agreements during 2014 or 2013, or at December 31, 2014 and 2013. All cash and cash equivalents have maturities when purchased of three months or less.

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

Investments with fair values that are less than amortized cost are considered impaired.  Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates.  At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available.  Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between the amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement; and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

The allowance for credit losses is increased by provisions charged to or decreased by benefits credited to operations during the current period and reduced by negative provisions and loan charge-offs, net of recoveries. Loans are charged against the allowance when management believes that the collection of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, based on evaluations of the probability of collection.  In evaluating the probability of collection, management is required to make estimates and assumptions that affect the reported amounts of loans, allowance for credit losses and the provision for credit losses charged to operations.  Actual results could differ significantly from those estimates.  These evaluations take into consideration such factors as the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.

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

g.
Intangible Assets and Goodwill - Intangible assets are comprised of core deposit intangibles, other specific identifiable intangibles, and goodwill acquired in branch acquisitions where the consideration given exceeded the fair value of the net assets acquired. Intangible assets and goodwill are reviewed at least annually for impairment. Core deposit intangibles of $0 and $62,000 (net of accumulated amortization and impairment losses of $6,996,000 and $6,934,000) at December 31, 2014 and 2013, respectively, are amortized over the estimated useful lives of the existing deposit bases (average of 7 years) using a method which approximates the interest method. During 2014 and 2013, the Company recognized no impairment losses on the core deposit intangible related to the deposits purchased in the Legacy merger consummated during February 2007. The Company estimates no aggregate amortization expense related to intangible assets for the next five years.

Goodwill amounts resulting from the acquisitions of Taft National Bank during April 2004, and Legacy Bank during February 2007 are considered to have an indefinite life and are not amortized. At December 31, 2014, goodwill related to Taft National Bank totaled $1.6 million, and goodwill related to Legacy Bank totaled $2.9 million. Impairment testing of goodwill is performed at the reporting level during April of each year for Taft, and during March of each year for Legacy. During 2014 and 2013, the Company did not recognize impairment adjustments on the goodwill related to the Legacy or Taft Bank mergers (see Note 19 to the Company’s consolidated financial statements contained herein for details of the goodwill impairment.)

h.
Income Taxes - Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities using the liability method, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.

i.
Net Income per Share - Basic income per common share is computed based on the weighted average number of common shares outstanding. Diluted income per share includes the effect of stock options and other potentially dilutive securities using the treasury stock method to the extent they have a dilutive impact. Net income per share has been retroactively adjusted for all stock dividends declared.

j.
Cash Flow Reporting - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, noninterest-bearing amounts due from banks, federal funds sold and securities purchased under agreements to resell.  Federal funds and securities purchased under agreements to resell are generally sold for one-day periods. Net cash flows are reported for interest-bearing deposits with other banks, loans to customers, and deposits held for customers.

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

l.	Advertising Costs - The Company expenses marketing costs as they are incurred. Advertising expense was $123,000 and $92,000 for the years ended December 31, 2014 and 2013, respectively.

m.
Stock Based Compensation - The Company has a stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period). Included in salaries and employee benefits for the years ended December 31, 2014 and 2013 is $28,000, and $29,000, respectively, of share-based compensation. The related tax benefit, recorded in the provision for income taxes, was not significant.  All share data contained within the financial statements has been retroactively restated for stock based transactions (i.e. stock splits and stock dividends.)

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

While technically these are considered equity securities, there is no market for the FHLB or FRB stock. Therefore, the shares are considered as restricted investment securities.  Management periodically evaluates the stock for other-than-

temporary impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB or FRB as compared to the capital stock amount of the FHLB or FRB and the length of time this situation has persisted, (2) commitments by the FHLB or FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB or FRB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB or FRB, and (4) the liquidity position of the FHLB or FRB.

o.
Comprehensive Income - Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items recorded directly to equity, such as unrealized gains and losses on securities available-for-sale, unrecognized costs of salary continuation defined benefit plans. Comprehensive income is presented in the Consolidated Statements of Other Comprehensive Income.

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

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-01 Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides "guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit." It allows the proportional amortization method to be used by a reporting entity if certain conditions are met. The ASU also defines when a qualified affordable housing project through a limited liability entity should be tested for impairment. If a qualified affordable housing project does not meet the conditions for using the proportional amortization method, the investment should be accounted for using an equity method investment or a cost method investment. The ASU is effective for fiscal years beginning after December 15, 2014, and interim periods therein. This ASU did not have a significant impact on the Company's financial statements.

In November 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04 Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in the ASU clarify when an in substance repossession or foreclosure occurs - that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This ASU did not have a significant impact on the Company's financial statements.

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

r.
Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to the classifications used in 2014. None of the reclassifications had an impact on equity or net income.

2.	Investment Securities

Following is a comparison of the amortized cost and approximate fair value of investment securities at December 31, 2014 and December 31, 2013:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2014
Securities available for sale:
U.S. Government agencies	$12,097	$399	—	$12,496
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	31,659	336	(13)	31,982
Mutual Funds	4,000	—	(177)	3,823
Total securities available for sale	$47,756	$735	$(190)	$48,301
December 31, 2013
Securities available for sale:
U.S. Government agencies	$14,060	$441	$—	$14,501
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	25,029	434	(78)	25,385
Mutual Funds	4,000	—	(270)	3,730
Total securities available for sale	$43,089	$875	$(348)	$43,616

There were no sales of securities and no gross realized losses on available-for-sale securities and no gross gains during the years ended December 31, 2014 and 2013.

The amortized cost and fair value of securities available for sale at December 31, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	December 31, 2014
	Amortized Cost	Fair Value (Carrying Amount)
(In thousands)
Due in one year or less	$4,000	$3,823
Due after one year through five years	30	31
Due after five years through ten years	—	—
Due after ten years	12,067	12,465
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	31,659	31,982
	$47,756	$48,301
At December 31, 2014 and 2013, available-for-sale securities with an amortized cost of approximately $20,865,000 and $23,935,000 (fair value of $21,503,000 and $24,739,000) were pledged as collateral for FHLB borrowings and public funds balances, respectively.

The Company had no held-to-maturity or trading securities at December 31, 2014 and 2013.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities at December 31, 2014 and 2013:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
December 31, 2014
Securities available for sale:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	6,478	(13)	—	—	6,478	(13)
Mutual Funds	—	—	3,823	(177)	3,823	(177)
Total impaired securities	$6,478	$(13)	$3,823	$(177)	$10,301	$(190)
December 31, 2013
Securities available for sale:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	11,069	(78)	—	—	11,069	(78)
Mutual Funds	0	0	3,730	(270)	3,730	(270)
Total impaired securities	$11,069	$(78)	$3,730	$(270)	$14,799	$(348)

Temporarily impaired securities at December 31, 2014, were comprised of four U.S. Government sponsored entities & agencies collateralized by mortgage obligations and one mutual fund. Temporarily impaired securities at December 31, 2013, were comprised of one mutual fund, with an undefined maturity date.

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

Other-than-temporary-impairment occurs when the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary-impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary-impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary-impairment related to the credit loss is recognized in earnings, and is determined based on the difference between the present value of cash flows expected to be collected and the current amortized cost of the security. The amount of the total other-than-temporary-impairment related to other factors shall be recognized in other comprehensive (loss) income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary-impairment recognized in earnings shall become the new amortized cost basis of the investment.

3. Loans

Loans are comprised of the following:

In thousands)	December 31, 2014	December 31, 2013

Commercial and Business loans	$60,422	$68,460
Government program loans	1,947	2,226
Total Commercial and Industrial	62,369	70,686
Real estate – mortgage:
Commercial real estate	154,672	143,919
Residential mortgages	59,095	52,036
Home Improvement and Home Equity loans	1,110	1,410
Total Real Estate Mortgage	214,877	197,365
RE Construction and Development	137,158	87,004
Agricultural Loans	31,713	30,932
Installment	11,802	9,330
Total Loans	$457,919	$395,317

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 13.6% of total loans at December 31, 2014, and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide, working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 46.9% of total loans at December 31, 2014, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

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

Real estate construction and development loans, representing 30.0% of total loans at December 31, 2014, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 6.9% of total loans at December 31, 2014, and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2014 and 2013, these financial instruments include commitments to extend credit of $105,434,000 and $63,271,000, respectively, and standby letters of credit of $3,800,000 and $2,001,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

	December 31,
(In thousands)	2014	2013
Aggregate amount outstanding, beginning of year	2,916	3,330
New loans or advances during year	796	1,098
Repayments during year	(1,592)	(1,512)
Aggregate amount outstanding, end of year	$2,120	$2,916
Loan commitments	$3,761	$3,930

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at December 31, 2014 (in thousands):

December 31, 2014	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$962	$—	$—	$962	$59,460	$60,422	$—
Government Program Loans	445	—	—	445	1,502	1,947	—
Total Commercial and Industrial	1,407	—	—	1,407	60,962	62,369	—
Commercial Real Estate Loans	463	—	—	463	154,209	154,672	—
Residential Mortgages	—	90	162	252	58,843	59,095	—
Home Improvement and Home Equity Loans	43	—	42	85	1,025	1,110	—
Total Real Estate Mortgage	506	90	204	800	214,077	214,877	—
RE Construction and Development Loans	—	—	—	—	137,158	137,158	—
Agricultural Loans	—	—	—	—	31,713	31,713	—
Consumer Loans	67	—	—	67	11,428	11,495	—
Overdraft protection Lines	—	—	—	—	92	92	—
Overdrafts	—	—	—	—	215	215	—
Total Installment	67	—	—	67	11,735	11,802	—
Total Loans	$1,980	$90	$204	$2,274	$455,645	$457,919	$—

The following is a summary of delinquent loans at December 31, 2013 (in thousands):

December 31, 2013	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$94	$—	$94	$68,366	$68,460	$—
Government Program Loans	—	—	—	—	2,226	2,226	—
Total Commercial and Industrial	—	94	—	94	70,592	70,686	—
Commercial Real Estate Loans	1,991	—	6,866	8,857	135,062	143,919	—
Residential Mortgages	—	614	359	973	51,063	52,036	—
Home Improvement and Home Equity Loans	96	—	—	96	1,314	1,410	—
Total Real Estate Mortgage	2,087	614	7,225	9,926	187,439	197,365	—
RE Construction and Development Loans	—	—	220	220	86,784	87,004	—
Agricultural Loans	—	—	—	—	30,932	30,932	—
Consumer Loans	—	—	—	—	9,086	9,086	—
Overdraft protection Lines	—	—	—	—	87	87	—
Overdrafts	—	—	—	—	157	157	—
Total Installment	—	—	—	—	9,330	9,330	—
Total Loans	$2,087	$708	$7,445	$10,240	$385,077	$395,317	$—

Nonaccrual Loans

Commercial, construction and commercial real estate loans are placed on non-accrual status under the following circumstances:

-	When there is doubt regarding the full repayment of interest and principal.

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

Nonaccrual loans totaled $9,935,000 and $12,341,000 at December 31, 2014 and 2013, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at December 31, 2014 and 2013.

The following is a summary of nonaccrual loan balances at December 31, 2014 and 2013 (in thousands).

	December 31, 2014	December 31, 2013
Commercial and Business Loans	$12	$—
Government Program Loans	421	—
Total Commercial and Industrial	433	—
Commercial Real Estate Loans	3,145	10,188
Residential Mortgages	1,174	1,685
Home Improvement and Home Equity Loans	42	—
Total Real Estate Mortgage	4,361	11,873

RE Construction and Development Loans	5,141	468
Agricultural Loans	—	—

Consumer Loans	—	—
Total Installment	—	—
Total Loans	$9,935	$12,341

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

The following is a summary of impaired loans at December 31, 2014 (in thousands).

December 31, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized
Commercial and Business Loans	$996	$770	$230	$1,000	$64	$847	$76
Government Program Loans	421	421	—	421	—	250	28
Total Commercial and Industrial	1,417	1,191	230	1,421	64	1,097	104

Commercial Real Estate Loans	3,145	1,794	1,351	3,145	478	5,765	244
Residential Mortgages	4,315	1,474	2,852	4,326	170	4,564	188
Home Improvement and Home Equity Loans	42	42	—	42	—	11	3
Total Real Estate Mortgage	7,502	3,310	4,203	7,513	648	10,340	435

RE Construction and Development Loans	6,367	6,371	—	6,371	—	3,362	209
Agricultural Loans	32	32	—	32	—	37	9

Consumer Loans	695	655	45	700	3	209	37
Total Installment	695	655	45	700	3	209	37
Total Impaired Loans	$16,013	$11,559	$4,478	$16,037	$715	$15,045	$794

The following is a summary of impaired loans at December 31, 2013 (in thousands).

December 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized
Commercial and Business Loans	$675	$275	$402	$677	$9	$831	$52
Government Program Loans	—	—	—	—	—	35	—
Total Commercial and Industrial	675	275	402	677	9	866	52

Commercial Real Estate Loans	10,188	8,721	1,468	10,189	415	10,671	232
Residential Mortgages	5,375	1,794	3,590	5,384	338	6,139	211
Home Improvement and Home Equity Loans	—	—	—	—	—	13	—
Total Real Estate Mortgage	15,563	10,515	5,058	15,573	753	16,823	443

RE Construction and Development Loans	1,772	1,789	—	1,789	—	2,266	60
Agricultural Loans	44	45	—	45	—	84	10

Consumer Loans	48	48	—	48	—	72	4
Total Installment	48	48	—	48	—	72	4
Total Impaired Loans	$18,102	$12,672	$5,460	$18,132	$762	$20,111	$569

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

The following tables illustrate TDR activity for the periods indicated (dollars in thousands):

	Twelve Months Ended December 31, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	5	$456	$437	1	$—
Government Program Loans	1	544	539	2	421
Commercial Real Estate Term Loans	2	1,948	1,362	—	—
Single Family Residential Loans	—	—	—	3	656
Home Improvement and Home Equity Loans	—	—	—	—	—
RE Construction and Development Loans	2	5,665	5,548	2	394
Agricultural Loans	—	—	—	—	—
Consumer Loans	1	630	650	—	—
Overdraft protection Lines	—	—	—	—	—
Total Loans	11	$9,243	$8,536	8	$1,471

	Twelve Months Ended December 31, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	—	$—	$—	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	1	106
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	1	44	44	—	—
RE Construction and Development Loans	47	4,399	4,399	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	1	48	48	—	—
Overdraft protection Lines	—	—	—	—	—
Total Loans	49	$4,491	$4,491	1	$106

The following tables summarize TDR activity by loan category for the years ended December 31, 2014 and 2013 (in thousands).

Twelve Months Ended December 31, 2014	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$675	$1,468	$5,273	$—	$1,551	$44	$48	$9,059

Defaults	(421)	—	(656)	—	(394)	—	—	(1,471)
Additions	1,000	1,948	—	—	5,665	—	630	9,243

Principal advances (reductions)	52	(703)	(392)	—	(793)	(12)	17	(1,831)

Ending balance	$1,306	$2,713	$4,225	$—	$6,029	$32	$695	$15,000

Allowance for loan loss	$64	$478	$170	$—	$—	$—	$3	$715

Twelve Months Ended December 31, 2013	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$990	$5,395	$7,289	$10	$2,860	$191	$38	$16,773

Defaults	—	(106)	—	—	—	—	—	(106)
Additions	—	—	—	44	4,399	—	48	4,491

Principal reductions	(315)	(3,821)	(2,016)	(54)	(5,708)	(147)	(38)	(12,099)

Ending balance	$675	$1,468	$5,273	$—	$1,551	$44	$48	$9,059

Allowance for loan loss	$9	$415	$338	$—	$—	$—	$—	$762

The Company makes various types of concessions when structuring TDR’s including rate reductions, payment extensions, and forbearance. At December 31, 2014, the Company had 33 restructured loans totaling $15,000,000, as compared to 35 restructured loans totaling $9,059,000 at December 31, 2013.

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

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for December 31, 2014 and 2013. The Company did not carry any loans graded as loss at December 31, 2014 and 2013.

	Commercial and Industrial	Commercial RE	RE Construction and Development	Agricultural	Total
December 31, 2014
(In thousands)
Grades 1 and 2	$591	$—	$—	$—	$591
Grade 3	2,012	4,808	775	—	7,595
Grades 4 and 5 – pass	58,179	144,230	114,766	31,600	348,775
Grade 6 – special mention	342	1,095	—	113	1,550
Grade 7 – substandard	1,245	4,539	21,617	—	27,401
Grade 8 – doubtful	—	—	—	—	—
Total	$62,369	$154,672	$137,158	$31,713	$385,912

	Commercial and Industrial	Commercial RE	RE Construction and Development	Agricultural	Total
December 31, 2013
(In thousands)
Grades 1and 2	$355	$—	$—	$70	$425
Grade 3	44	5,287	816	—	6,147
Grades 4 and 5 – pass	69,070	127,189	66,048	30,862	293,169
Grade 6 – special mention	590	—	—	—	590
Grade 7 – substandard	627	11,443	20,140	—	32,210
Grade 8 – doubtful	—	—	—	—	—
Total	$70,686	$143,919	$87,004	$30,932	$332,541

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.
The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for December 31, 2014 and 2013 (in thousands).

	December 31, 2014				December 31, 2013
	Residential Mortgages	Home Improvement and Home Equity	Installment	Total	Residential Mortgages	Home Improvement and Home Equity	Installment	Total

Not graded	$38,207	$1,038	$10,287	$49,532	$29,063	$1,378	$7,862	$38,303
Pass	17,887	30	865	18,782	19,320	—	1,468	20,788
Special Mention	216	—	—	216	1,204	32	—	1,236
Substandard	2,785	42	650	3,477	2,449	—	—	2,449
Total	$59,095	$1,110	$11,802	$72,007	$52,036	$1,410	$9,330	$62,776

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

Residential mortgages – This segment is considered to have low risk factors both from the Company and peer statistics. These loans are secured by first deeds of trust. The losses experienced over the past twelve quarters are isolated to approximately twelve loans and are generally the result of short sales.

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

The following summarizes the activity in the allowance for credit losses by loan category for the years ended December 31, 2014 and 2013 (in thousands).

December 31, 2014	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total

Beginning balance	$2,340	$1,862	$5,533	$583	$275	$—	$395	$10,988
Provision for credit losses	(1,129)	(89)	97	(106)	(40)	(46)	468	(845)

Charge-offs	(318)	(140)	(60)	0	—	—	(16)	(534)
Recoveries	325	20	708	5	58	46	—	1,162
Net recoveries(charge-offs)	7	(120)	648	5	58	46	(16)	628

Ending balance	$1,218	$1,653	$6,278	$482	$293	$—	$847	$10,771
Period-end amount allocated to:
Loans individually evaluated for impairment	64	648	—	—	3	—	—	715
Loans collectively evaluated for impairment	1,154	1,005	6,278	482	290	—	847	10,056
Ending balance	$1,218	$1,653	$6,278	$482	$293	$—	$847	$10,771

December 31, 2013	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total

Beginning balance	$1,614	$1,292	$2,814	$352	$288	$1	$5,423	$11,784
Provision for credit losses	1,134	1,101	1,285	222	160	(1)	(4,999)	(1,098)

Charge-offs	(542)	(540)	(95)	(136)	(244)	—	(29)	(1,586)
Recoveries	134	9	1,529	145	71	—	—	1,888
Net recoveries (charge-offs)	(408)	(531)	1,434	9	(173)	—	(29)	302

Ending balance	$2,340	$1,862	$5,533	$583	$275	$—	$395	$10,988
Period-end amount allocated to:
Loans individually evaluated for impairment	9	753	—	—	—	—	—	762
Loans collectively evaluated for impairment	2,331	1,109	5,533	583	275	—	395	10,226
Ending balance	$2,340	$1,862	$5,533	$583	$275	$—	$395	$10,988

The following summarizes information with respect to the loan balances at December 31, 2014 and 2013.

	December 31, 2014			December 31, 2013
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(In thousands)
Commercial and Business Loans	$1,000	$59,422	$60,422	$677	$67,783	$68,460
Government Program Loans	421	1,526	1,947	—	2,226	2,226
Total Commercial and Industrial	1,421	60,948	62,369	677	70,009	70,686

Commercial Real Estate Loans	3,145	151,527	154,672	10,189	133,730	143,919
Residential Mortgage Loans	4,326	54,769	59,095	5,384	46,652	52,036
Home Improvement and Home Equity Loans	42	1,068	1,110	—	1,410	1,410
Total Real Estate Mortgage	7,513	207,364	214,877	15,573	181,792	197,365

RE Construction and Development Loans	6,371	130,787	137,158	1,789	85,215	87,004

Agricultural Loans	32	31,681	31,713	45	30,887	30,932

Installment Loans	700	11,102	11,802	48	9,282	9,330

Total Loans	$16,037	$441,882	$457,919	$18,132	$377,185	$395,317

4.	Premises and Equipment

The components of premises and equipment are as follows:

(In thousands)	December 31, 2014	December 31, 2013
Land	$968	$968
Buildings and improvements	14,731	14,613
Furniture and equipment	11,713	11,077
	27,412	26,658
Less accumulated depreciation and amortization	(15,862)	(14,536)
Total premises and equipment	$11,550	$12,122

Total depreciation expense on Company premises and equipment totaled $1,390,000 and $1,316,000 for the years ended December 31, 2014 and 2013, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations.

5.	Investment in Limited Partnership

The Bank owns limited interests in private limited partnerships that acquire affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended. The Bank's limited partnership investment is accounted for under the equity method. The Bank's noninterest expense associated with the utilization and expiration of these tax credits for the years ended December 31, 2014 and 2013 was $39,000 and $253,000, respectively. These limited partnership investments are expected to generate tax credits of approximately $1.8 million over the life of the investment. The tax credits expire during 2015. No tax credits were available for income tax purposes for the years ended December 31, 2014 and 2013.

The Bank owns a 9.14% interest in a limited partnership which provides private capital for small to mid-sized businesses used to finance later stage growth, strategic acquisitions, ownership transitions, and recapitalizations, or mezzanine capital.  The Company sold its $3,559,000 or 36% interest in a commercial real estate partnership in 2014 for a $691,000 gain on sale.  At December 31, 2014, the total investment in limited partnerships was $871,000 .

6.	Deposits

Deposits include the following:

(In thousands)	December 31, 2014	December 31, 2013
Noninterest-bearing deposits	$215,439	$214,317
Interest-bearing deposits:
NOW and money market accounts	211,290	198,928
Savings accounts	60,499	45,758
Time deposits:
Under $100,000	25,345	28,825
$100,000 and over	52,800	54,661
Total interest-bearing deposits	349,934	328,172
Total deposits	$565,373	$542,489

At December 31, 2014, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands)	December 31, 2014
One year or less	$64,972
More than one year, but less than or equal to two years	9,900
More than two years, but less than or equal to three years	1,993
More than three years, but less than or equal to four years	1,168
More than four years, but less than or equal to five years	112
More than five years	—
$78,145

The Company may utilize brokered deposits as an additional source of funding. At December 31, 2014 and 2013, the Company held brokered time deposits totaling $11,480,000 and $11,500,000, respectively. Of this balance at December 31, 2014, $10,320,000 is included in time deposits of $250,000 or more, and the remaining $$1,160,000 is included in time deposits of less than $250,000. Included in brokered time deposits at December 31, 2014 are balances totaling $3,815,000 maturing in three months or less, $7,211,000 maturing in 3 months to a year, and the remaining $453,000 maturing in 1 to 3 years.

Deposit balances representing overdrafts reclassified as loan balances totaled $215,000 and $157,000 as of December 31, 2014 and 2013, respectively.

Deposits of directors, officers and other related parties to the Bank totaled $8,658,000 and $6,943,000 at December 31, 2014 and 2013, respectively. The rates paid on these deposits were similar to those customarily paid to the Bank’s customers in the normal course of business.

7.	Short-term Borrowings/Other Borrowings

At December 31, 2014, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $286,993,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $5,814,000. At December 31, 2014, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000. At December 31, 2014, and for the year then ended, the Company had no outstanding borrowing balances. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2014, $6,106,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $406,358,000 in real estate-secured loans were pledged at December 31, 2014, as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $286,993,000. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time.

The Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $254,761,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $7,094,000 at December 31, 2013. At December 31, 2013, and for the year then ended, the Company had no outstanding borrowing balances.

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

Effective September 30, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Company elected to defer interest payments on the Company’s $15.0 million of junior subordinated debentures relating to its trust preferred securities. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals were elected, the Company continued to record interest expense associated with the debentures. As of June 30, 2014, the Company ended the extension period, paid all accrued and unpaid interest, and is currently making quarterly interest payments. At December 31, 2014 and 2013, the Company had $58,000 and $1,172,000, respectively, in accrued and unpaid interest on the junior subordinated debt.

At December 31, 2014, as with previous periods, the Company performed a fair value measurement analysis on its junior subordinated debt using a discounted cash flow valuation model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 6.87% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions.

The fair value calculation performed resulted in a realized losses of $102,000 and $776,000 for the years ended December 31, 2014 and 2013, respectively. Fair value gains and losses are reflected as a component of noninterest income.

9.	Taxes on Income

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2014	2013
Deferred tax assets:
Credit losses not currently deductible	$4,962	$4,927
Deferred compensation	1,976	1,920
Net operating losses	1,653	9,074
Depreciation	346	231
Accrued reserves	54	63
Write-down on other real estate owned	404	(97)
Unrealized gain on AFS	133	(211)
Interest on nonaccrual loans	43	36
Capitalized OREO expenses	778	1,079
Other	2,973	2,555
Total deferred tax assets	13,322	19,577
Deferred tax liabilities:
State Tax	(1,681)	(2,640)
FHLB dividend	(53)	(53)
Loss on limited partnership investment	(1,077)	(1,808)
Deferred gain SFAS No. 159 – fair value option	(2,425)	(2,471)
Fair value adjustments for purchase accounting	(139)	(167)
Deferred loan costs	(750)	(570)
Prepaid expenses	(344)	(238)
Total deferred tax liabilities	(6,469)	(7,947)
Net deferred tax assets	$6,853	$11,630

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. The Company did not record a valuation allowance at December 31, 2014 or December 31, 2013.

Income tax expense (benefit) for the years ended December 31, consist of the following:

(In thousands)
2014	Federal	State	Total
Current	$1,129	$(1,753)	$(624)
Deferred	1,994	2,822	4,816
	$3,123	$1,069	$4,192
2013
Current	$1,059	$819	$1,878
Deferred	(1,055)	(718)	(1,773)
	$4	$101	$105

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013
Statutory federal income tax rate	34.0%	34.0%
State franchise tax, net of federal income tax benefit	6.8	0.9
Low Income Housing – federal credits	0.0	0.0
Cash surrender value of life insurance	0.0	(2.4)
Valuation Allowance	0.0	(33.0)
Other	(0.5)	1.9
	40.3%	1.4%

During the year ended December 31, 2013, the Company reversed the remaining valuation allowance of $2,686,000. At December 31, 2014, the Company has no remaining federal net operating loss carry-forwards, and remaining state net operating loss carry-forwards totaling $27,404,000 which expire between 2015 and 2032. The Company anticipates that it will utilize the net operating loss carry-forwards expiring in 2015.

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

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. During 2014, the Company began the process to amend its state tax returns for the years 2009 through 2012 to file a combined report on a unitary basis with the Company and USB Investment Trust . The amended return for 2009 was filed during 2014 and the amended returns for 2010, 2011, and 2012 will be filed during 2015 once the FTB accepts the 2009 amended return.

The Company is not currently aware of any other tax jurisdictions where the Company or any subsidiary is subject to examination by federal, state, or local taxing authorities.

10.	Stock Based Compensation

Options have been granted to officers and key employees at an exercise price equal to estimated fair value at the date of grant as determined by the Board of Directors. All options granted are service awards, and as such are based solely upon fulfilling a requisite service period (the vesting period). In May 2005, the Company’s shareholders approved the adoption of the United Security Bancshares 2005 Stock Option Plan (2005 Plan). At the same time, all previous plans, including the 1995 Plan, were terminated. The 2005 Plan provides for the granting of up to 647,628 shares of authorized and unissued shares of common stock at option prices per share which must not be less than 100% of the fair market value per share at the time each option is granted.

The options granted (incentive stock options for employees and non-qualified stock options for Directors) have an exercise price at the prevailing market price on the date of grant. All options granted are exercisable 20% each year commencing one year after the date of grant and expire ten years after the date of grant.

Under the 2005 Plan, 142,562 granted shares are outstanding (111,402 incentive stock options and 31,160 nonqualified stock options) as of December 31, 2014, of which 114,375 are vested.

Options outstanding, exercisable, exercised and forfeited are as follows:

	2005 Plan	Weighted Average Exercise Price
Options outstanding December 31, 2013	200,064	$10.19
Granted during the year	5,100	5.65
Exercised during the year	23,922	3.97
Forfeited during the year	38,680	13.99
Options outstanding December 31, 2014	142,562	$10.04

Included in total outstanding options at December 31, 2014, are 114,375 exercisable shares at a weighted average price of $11.48, a weighted average remaining contract term of 1.33 years and intrinsic value of $8,000.

Included in salaries and employee benefits for the years ended December 31, 2014 and 2013, is $28,000 and $29,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to either year.

As of December 31, 2014 and 2013, there was $85,000 and $64,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 3.0 years. 5,202 options were exercised during 2013, while 23,922 options were exercised during 2014.

	December 31, 2014	December 31, 2013
Weighted average grant-date fair value of stock options granted	$3.33	$2.80
Total fair value of stock options vested	$31,440	$24,310
Total intrinsic value of stock options exercised	$39,711	$9,665

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

The Bank expenses the fair value of the option on a straight-line basis over the vesting period for each separately vesting portion of the award. The Bank estimates forfeitures and only recognizes expense for those shares expected to vest. Based upon historical evidence, the Company has determined that because options are granted to a limited number of key employees rather than a broad segment of the employee base, expected forfeitures, if any, are not material. The Company granted 5,100 shares and 25,502 shares in incentive stock options during 2014 and 2013, respectively. The assumptions used for the 2014 and 2013 stock option grant are as follows:

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Risk Free Interest Rate	1.70%	1.20%
Expected Dividend Yield	—%	—%
Expected Life in Years	5.5 years	5.5 years
Expected Price Volatility	67.02%	78.88%

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

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code.  All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire.  Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors.  Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 4% of the employees’ eligible annual compensation. Company contributions are immediately 100% vested at the time of contribution.  During 2014 and 2013, the Company made matching contributions of $239,000 and $256,000 to the 401(k) Plan, respectively.

Salary Continuation Plan

The Company has an unfunded, non-qualified Salary Continuation Plan for senior executive officers and certain other key officers of the Company, which provides additional compensation benefits upon retirement for a period of 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 to 15 years. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the Plan. The Company’s current benefit liability is determined based upon vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for high-quality investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which averages approximately 20 years. At December 31, 2014 and 2013, $4,135,000 and $4,031,000, respectively, had been accrued to date, based on a discounted cash flow using an average discount rate of 2.69% and 3.39%, respectively, and is included in other liabilities. In connection with the implementation of the Salary Continuation Plans, the Company purchased single premium universal life insurance policies on the life of each of the key employees covered under the Plan. The Company is the owner and beneficiary of these insurance policies. The cash surrender value of the policies was $5,826,000 and $4,421,000 at December 31, 2014 and 2013, respectively, and is included on the consolidated balance sheet in cash surrender value of life insurance. Income on these policies, net of expense, totaled approximately $1,405,000 and $124,000 for the years ended December 31, 2014 and 2013, respectively. Although the Plan is unfunded, the Company intends to utilize the proceeds of such policies to settle the Plan obligations. Under Internal Revenue Service regulations, the life insurance policies are the property of the Company and are available to satisfy the Company's general creditors.

Pursuant to the guidance contained in ASC Topic 715 “Compensation,” the Company is required to recognize in accumulated other comprehensive (loss) income, the amounts that have not yet been recognized as components of net periodic benefit costs. These unrecognized costs arise from changes in estimated interest rates used in the calculation of net liabilities under the plan.

As of December 31, 2014 and 2013, the Company had approximately $502,000 and $436,000, respectively in unrecognized net periodic benefit costs arising from changes in interest rates used in calculating the current post-retirement liability required under the plan. This amount represents the difference between the plan liabilities calculated under net present value calculations, and the net plan liabilities actually recorded on the Company’s books at December 31, 2014 and 2013.

Salary continuation expense is included in salaries and benefits expense, and totaled $143,000 and $160,000 for the years ended December 31, 2014 and 2013, respectively.

Officer Supplemental Life Insurance Plan

The Company owns single premium Bank-owned life insurance policies (BOLI) on certain officers with a portion of the death benefits available to the officers’ beneficiaries.  The BOLI’s initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The cash surrender value of these insurance policies totaled $11,891,000 and $12,782,000 at December 31, 2014 and 2013, and is included on the consolidated balance sheet in cash surrender value of life insurance. These policies resulted in a net expense of approximately $493,000 and income, net of expense, totaling $398,000 for the years ended December 31, 2014 and 2013, respectively.

12.	Commitments and Contingent Liabilities

Lease Commitments: The Company leases land and premises for its branch banking offices and administration facilities. The initial terms of these leases expire at various dates through 2023. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. The total expense on land and premises leased under operating leases was $718,000 and $652,000 during 2014 and 2013, respectively. Total rent expense for the years ended December 31, 2014 and 2013 included approximately $23,000 and $18,000 in reductions, respectively, related to adjustments made pursuant to ASC Topic 840, “Leases”. The adjustments represent the difference between contractual rent amounts paid and rent amounts actually expensed under the straight-line method  pursuant to ASC 840.

Future minimum rental commitments under existing non-cancelable leases as of December 31, 2014 are as follows:

(In thousands):
2015	$562
2016	415
2017	379
2018	375
2019	192
Thereafter	193
$2,116

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

	Contractual amount – December 31,
(In thousands)	2014	2013
Commitments to extend credit	$105,434	$63,271
Standby letters of credit	3,800	2,001

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from less than one month to approximately 3 years. At December 31, 2014, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $3,800,000.

In the ordinary course of business, the Company becomes involved in litigation arising out of its normal business activities. Management, after consultation with legal counsel, believes that the ultimate liability, if any, resulting from the disposition of such claims would not be material to the financial position of the Company.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

December 31, 2014
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$103,577	$103,577	$103,577	$—	$—
Interest-bearing deposits	1,522	1,522	—	1,522	—
Investment securities	48,301	48,301	3,823	44,478	—
Loans	446,824	441,186	—	—	441,186
Accrued interest receivable	1,927	1,927	—	1,927	—
Financial Liabilities:
Deposits:
Noninterest-bearing	215,439	215,439	215,439	—	—
NOW and money market	211,290	211,290	211,290	—	—
Savings	60,499	60,499	60,499	—	—
Time Deposits	78,145	78,239	—	—	78,239
Total Deposits	565,373	565,467	487,228	—	78,239
Junior Subordinated Debt	10,115	10,115	—	—	10,115
Accrued interest payable	40	40	—	40	—

December 31, 2013
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$135,212	$135,212	$135,212	$—	$—
Interest-bearing deposits	1,515	1,515	—	1,515	—
Investment securities	43,616	43,616	10,746	32,870	—
Loans	384,025	380,615	—	—	380,615
Accrued interest receivable	1,644	1,644	—	1,644	—
Financial Liabilities:
Deposits:
Noninterest-bearing	214,317	214,317	214,317	—	—
NOW and money market	198,928	198,928	198,928	—	—
Savings	45,758	45,758	45,758	—	—
Time Deposits	83,486	83,362	—	—	83,362
Total Deposits	542,489	542,365	459,003	—	83,362
Junior Subordinated Debt	11,125	11,125	—	—	11,125
Accrued interest payable	44	44	—	44	—

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2014 (in 000’s):

Description of Assets	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$12,496	$—	$12,495	$—
U.S Govt collateralized mortgage obligations	31,982	—	31,983	—
Mutual Funds	3,823	3,823	—	—
Total AFS securities	48,301	3,823	44,478	—
Impaired Loans (1):
Commercial and industrial	—	—	—	—
Real estate mortgage	42	—	—	42
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	42	—	—	42
Other real estate owned (1)	—	—	—	—
Total	$48,343	$3,823	$44,478	$42

Description of Liabilities	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,115	$—	$—	$10,115
Total	$10,115	$—	$—	$10,115

(1)Nonrecurring
(2)Recurring

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2013 (in 000’s):

Description of Assets	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$14,501	$—	$14,501	$—
U.S Govt collateralized mortgage obligations	25,385	7,016	18,369	—
Mutual Funds	3,730	3,730	—	—
Total AFS securities	43,616	10,746	32,870	—
Impaired Loans (1):
Commercial and industrial	—	—	—	—
Real estate mortgage	1,388	—	—	1,388
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	1,388	—	—	1,388
Other real estate owned (1)	3,889	—	—	3,889
Total	$48,893	$10,746	$32,870	$5,277

Description of Liabilities	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$11,125	$—	$—	$11,125
Total	$11,125	$—	$—	$11,125

(1)Nonrecurring
(2)Recurring

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at December 31, 2014:

December 31, 2014
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range, Weighted Average
Impaired Loans:
Real estate mortgage	$42	Sales Comparison Approach	Adjustment for difference between comparable sales	1%-16%, 13.2%

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

Deposits – In accordance with authoritative accounting guidance, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at December 31, 2014 and 2013 (i.e., carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed under authoritative accounting guidance. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a discounted cash flows model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company used characteristics that market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the year ended December 31, 2014, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of theses inputs, due primarily to the current economic environment, require the junior subordinated debt to be classified as a Level 3 fair value.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-balance sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. The contract amounts of commitments to extend credit and standby letters of credit are disclosed in Note 12. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at December 31, 2014 and 2013.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheet and results of operations.

The following tables provide a reconciliation of liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the period (in 000’s):

	December 31, 2014	December 31, 2013
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$11,125	$10,068
Total gains (losses) included in earnings (or changes in net assets)	(102)	(776)
Transfers in and/or out of Level 3 resulting from changes in unobservable input	(908)	281
Ending balance	$10,115	$9,573
The amount of total gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses and accrued interest relating to liabilities still held at the reporting date	$(102)	$(776)

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2014 and 2013:

December 31, 2014				December 31, 2013
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Subordinated Debt	Discounted cash flow	Discount Rate	6.87%	Subordinated Debt	Discounted cash flow	Discount Rate	8.19%

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

Regulatory Agreement with the Federal Reserve Bank of San Francisco

On March 23, 2010, United Security Bancshares (the "Company") and its wholly owned subsidiary, United Security Bank (the "Bank"), entered into a formal written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “Federal Reserve”) as a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions (the “DFI”) in June 2009. That examination found significant increases in nonperforming assets, both classified loans and OREO, during 2008 and 2009, and heightened concerns about the Bank’s use of brokered and other wholesale funding sources to fund loan growth, which created increased risk to equity capital and potential volatility in earnings.

Under the terms of the Agreement, the Company and the Bank agreed, among other things: to maintain a sound process for determining, documenting, and recording an adequate allowance for loan and lease losses; to improve the management of the Bank's liquidity position and funds management policies; to maintain sufficient capital at the Company and Bank level; and to improve the Bank’s earnings and overall condition. The Company and Bank also agreed not to increase or guarantee any debt, purchase or redeem any shares of stock, declare or pay any cash dividends, or pay interest on the Company's junior subordinated debt or trust preferred securities, without prior written approval from the Federal Reserve. The Company generates no revenue of its own and, as such, relies on dividends from the Bank to pay its operating expenses and interest payments on the Company’s junior subordinated debt.

Effective November 19, 2014, the Federal Reserve terminated the Agreement with the Bank and the Company and replaced it with an informal supervisory agreement that requires, among other things, obtaining written approval from the Federal Reserve prior to the payment of dividends from the Bank to the Company or the payment of dividends by the Company or interest on the Company’s junior subordinated debt. The inability of the Bank to pay cash dividends to the Company may hinder the Company’s ability to meet its ongoing operating obligations.

Regulatory Order from the California Department of Business Oversight

On May 20, 2010, the DFI (now known as the Department of Business Oversight (the “DBO”)) issued a formal written order (the “Order”) pursuant to a consent agreement with the Bank as a result of the same June 2009 joint regulatory examination. The terms of the Order were essentially similar to the Federal Reserve’s Agreement, except for a few additional requirements.

On September 24, 2013, the Bank entered into an informal Memorandum of Understanding (the “MOU”) with the DBO and on October 15, 2013, the Order was terminated. The Order and the MOU require the Bank to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0% and also requires the DBO’s approval for the Bank to pay a dividend to the Company.

Accordingly, reflecting the Company’s and the Bank’s improved financial condition and performance, as of November 19, 2014, the Bank and the Company have been relieved of all formal regulatory agreements. Some of the governance and procedures established by the Agreement and the Order remain in place, including submission of certain plans and reports to the Federal Reserve and DBO, the Bank’s obligation to maintain a 9.0% tangible shareholder’s equity ratio, and the requirement to seek approvals from the Federal Reserve and the DBO for either the Bank or the Company to pay dividends and for the Company to pay interest on its outstanding junior subordinated debt. While no assurances can be given as to future regulatory approvals, over the last three quarters the DBO and the Federal Reserve have been approving the Bank's payment of dividends to the Company to cover the Company's operating expenses and its interest payments and the Company's payment of quarterly interest on the junior subordinated debt.

Capital Adequacy - The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements adopted by the Board of Governors of the Federal Reserve System (the “Board of Governors”).  Failure to meet minimum capital requirements can initiate certain mandates and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the consolidated Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by the capital adequacy guidelines require insured institutions to maintain a minimum leverage ratio of Tier 1 capital (the sum of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, minus intangible assets, identified losses and investments in certain subsidiaries, plus unrealized losses or minus unrealized gains on available for sale securities) to total assets. Institutions which have received the highest composite regulatory rating and which are not experiencing or anticipating significant growth are required to maintain a minimum leverage capital ratio of 3% of Tier 1 capital to total assets. All other institutions are required to maintain a minimum leverage capital ratio of at least 100 to 200 basis points above the 3% minimum requirement.

In addition to the general capital adequacy guidelines, pursuant to the DBO’s MOU the Bank is required to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0%. For purposes of the MOU, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 13.4% and 13.2% at December 31, 2014 and 2013, respectively.

 The Company has adopted a capital plan that includes guidelines and trigger points to ensure sufficient capital is maintained at the Bank and the Company, and that capital ratios are maintained at a level deemed appropriate under regulatory guidelines given the level of classified assets, concentrations of credit, ALLL, current and projected growth, and projected retained earnings. The capital plan also contains contingency strategies to obtain additional capital as required to fulfill future capital requirements for both the Bank, as a separate legal entity, and the Company on a consolidated basis.

The following table shows the Company’s and the Bank’s regulatory capital and regulatory capital ratios at December 31, 2014 and 2013, as compared to the applicable capital adequacy guidelines:

					To Be Well Capitalized Under
	Actual		For Capital Adequacy Purposes		Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014 (Company):
Total Capital (to Risk Weighted Assets)	$91,935	17.29%	$42,536	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	85,234	16.03%	21,268	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	85,234	12.49%	27,295	4.00%	N/A	N/A
As of December 31, 2014 (Bank):
Total Capital (to Risk Weighted Assets)	$89,889	16.91%	$42,536	8.00%	$53,170	10.00%
Tier 1 Capital (to Risk Weighted Assets)	83,188	15.65%	21,268	4.00%	31,902	6.00%
Tier 1 Capital (to Average Assets)	83,188	12.25%	27,164	4.00%	33,955	5.00%
As of December 31, 2013 - (Company):
Total Capital (to Risk Weighted Assets)	$77,530	15.49%	$36,061	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	71,827	14.26%	18,031	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	71,827	10.66%	25,672	4.00%	N/A	N/A
As of December 31, 2013 – (Bank):
Total Capital (to Risk Weighted Assets)	$78,499	15.77%	$36,061	8.00%	$45,077	10.00%
Tier 1 Capital (to Risk Weighted Assets)	72,796	14.54%	18,031	4.00%	27,046	6.00%
Tier 1 Capital (to Average Assets)	72,796	10.95%	25,484	4.00%	31,855	5.00%

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

Under regulatory guidelines, the $15 million in Trust Preferred Securities issued by USB Capital Trust II in July of 2007 qualifies as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities qualifies as Tier 2 capital. As of December 31, 2014, the Company and the Bank meets all capital adequacy requirements to which they are subject.

The Federal Reserve and the Federal Deposit Insurance Corporation approved final capital rules in July 2013, that substantially amend the existing capital rules for banks. These new rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act.

Under the new capital rules, the Bank will be required to meet certain minimum capital requirements that differ from current capital requirements. The prompt corrective action rules are modified to include the common equity Tier 1 capital ratio and to increase the Tier 1 capital ratio requirements for the various thresholds. For example, the requirements for the Bank to be considered well-capitalized under the rules will be a 5.0% leverage ratio, a 6.5% common equity Tier 1capital ratio, an 8.0% Tier 1 capital ratio, and a 10.0% total capital ratio. To be adequately capitalized, those ratios are 4.0%, 4.5%, 6.0%, and 8.0%, respectively. The Bank is required to comply with the new capital rules on January 1, 2015, with a measurement date of March 31, 2015.

Dividends – Cash dividends, if any, paid to shareholders are paid by the Company, subject to restrictions set forth in the California Corporations Code and the terms of the Federal Reserve informal supervisory agreement. All dividends paid by the Company during 2014 and 2013 were in the form of stock dividends rather than cash dividends.

The primary source of funds with which cash dividends are paid to shareholders comes from cash dividends received by the Company from the Bank. The Bank’s ability to pay dividends is subject to the restrictions set forth in the California Financial Code and the informal agreements the Bank has entered into with the Federal Reserve and the DBO. Under the Financial Code, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the DBO, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. During the year ended December 31, 2014, the Bank’s cash dividends of $1,519,000 paid to the Company were approved by the Federal Reserve and the DBO and funded the Company’s operating costs and payments of interest on its junior subordinated debentures.

Cash Restrictions - The Bank is required to maintain average reserve balances with the Federal Reserve. In prior years, the Bank implemented a deposit reclassification program, which allows the Bank to reclassify a portion of its transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.

15.	Supplemental Cash Flow Disclosures

	Year Ended December 31,
(In thousands)	2014	2013
Cash paid (received) during the period for:
Interest	$2,462	$1,356
Income Taxes	—	(3,679)
Noncash investing activities:
Loans transferred to foreclosed property	1,308	437
Financed OREO	—	2,328

16.	Common Stock Dividend

The Company declared one-percent (1)% common stock dividends during each of the four quarters ended December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014. All 1% stock dividends were considered “small stock dividends” resulting in a transfer between retained earnings and common stock an amount equal to the number of shares issued in the stock dividend multiplied by the stock’s closing price at the date of declaration. Other than for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

The Company declared one-percent (1)% common stock dividends during each of the four quarters ended December 31, 2013, September 30, 2013, June 30, 2012, and March 31, 2013. All 1% stock dividends were considered “small stock dividends” resulting in a transfer between retained earnings and common stock an amount equal to the number of shares issued in the stock dividend multiplied by the stock’s closing price at the date of declaration. Other than for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

17.	Net Income Per Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation. (Weighted average shares have been adjusted to give retroactive recognition for the 1% stock dividend for each of the quarters since the third quarter ended September 30, 2008):

	Year Ended December 31,
(In thousands, except earnings per share data)	2014	2013
Net income available to common shareholders	$6,216	$7,269
Weighted average shares outstanding	15,410,733	15,398,911
Add: dilutive effect of stock options	4,931	605
Weighted average shares outstanding adjusted for potential dilution	15,415,664	15,399,516
Basic earnings per share	$0.40	$0.49
Diluted earnings per share	$0.40	$0.49
Anti-dilutive shares excluded from earnings per share calculation	138,000	195,000

18. Common Stock Repurchase Plan

On May 16, 2007, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to 781,384 shares of the Company's common stock on the open market or in privately negotiated transactions. The repurchase plan represents approximately 5.00% of the Company's currently outstanding common stock. The duration of the program is open-ended and the timing of purchases will depend on market conditions. As of December 31, 2014, there were 676,503 shares available for repurchase.

As a condition of the MOU entered into with the Federal Reserve Bank of San Francisco (FRB) on November 19, 2014, and the MOU entered into with the California Department of Business Oversight (DBO) on September 24, 2013, the Company may not repurchase any of its common stock without prior approval of the FRB and the DBO. The Company did not repurchase any common shares during the years ended December 31, 2014 and 2013.

19. Goodwill and Intangible Assets

At December 31, 2014, the Company had $4,488,000 of goodwill and no core deposit intangibles. The following table summarizes the carrying value of those assets at December 31, 2014 and 2013.

(In thousands)	December 31, 2014	December 31, 2013
Goodwill	$4,488	$4,488
Core deposit intangible assets	—	62
Total goodwill and intangible assets	$4,488	$4,550

Core deposit intangibles and other identified intangible assets are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets and goodwill at least annually or more often as conditions require. The following table summarizes the amortization expense and impairment losses recorded on the Company’s intangible assets and goodwill for the years ended December 31, 2014 and 2013.

(In thousands)	December 31, 2014	December 31, 2013
Amortization expense - core deposit intangibles	$62	$187
Amortization expense - other intangibles	—	—
Total amortization expense	$62	$187
Impairment losses - core deposit intangibles	$—	$—
Impairment losses - goodwill	—	—
Total impairment losses	$—	$—

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007 and totaled approximately $2.9 million at December 31, 2014. The Company completed a "Step 0" analysis for the Campbell reporting unit as of March 31, 2014, and a "Step 1" at March 31, 2013, with no goodwill impairment.

The first step in impairment testing is to identify potential impairment, which involves determining and comparing the fair value of the operating unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of possible impairment and the second step is performed to determine the amount of the impairment, if any. The fair value determined in the step one testing is determined based on a discounted cash flow methodology using estimated market discount rates and projections of future cash flows for the Campbell reporting unit.  In addition to projected cash flows, the Company also utilizes other market metrics including industry multiples of earnings and price-to-book ratios to estimate what a market participant would pay for the operating unit in the current business environment. Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes is discount rates, competitive forces within the industry, and other specific industry and market valuation conditions. If at the conclusion of the step 1 analysis, the Company concludes that the potential for goodwill impairment exists, step-two testing will be required to determine goodwill impairment and the amount of goodwill that might be impaired, if any. The second step in impairment analysis compares the fair value of the Campbell reporting unit to the aggregate fair values of its individual assets, liabilities and identified intangibles. Based on the results of the first step of the impairment analysis at December 31, 2014, the Company concluded that that the fair value of the reporting unit exceeds it carrying value; therefore, goodwill was not impaired.

 Core Deposit Intangibles: The core deposit intangible asset, which totaled $3.0 million at the time of merger, is being amortized over an estimated life of approximately seven years. The Company recognized no amortization expense related to the Legacy operating unit during the year ended December 31, 2014. At December 31, 2014, there was no remaining carrying value of the core deposit intangible related to the Legacy Bank merger. At December 31, 2014 and 2013, there was $0 and $62,000, respectively, in remaining carrying value of core deposit intangible related to the Taft branch acquisitions completed in April, 2004.

20. Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares – (parent only)
Balance Sheets - December 31, 2014 and 2013
(In thousands)	2014	2013
Assets
Cash and equivalents	$224	$66
Investment in bank subsidiary	93,170	87,775
Other assets	1,975	2,298
Total assets	95,369	90,139
Liabilities & Shareholders' Equity
Liabilities:
Junior subordinated debt securities (at fair value)	10,114	11,125
Deferred taxes	2,429	2,471
Total liabilities	12,543	13,596
Shareholders' Equity:
Common stock, no par value 20,000,000 shares authorized, 15,425,086 and 14,799,888 issued and outstanding, in 2014 and 2013	49,271	45,778
Retained earnings	33,730	30,884
Accumulated other comprehensive (loss) income	(175)	(119)
Total shareholders' equity	82,826	76,543
Total liabilities and shareholders' equity	$95,369	$90,139

United Security Bancshares – (parent only)	Year ended December 31,
Income Statements
(In thousands)	2014	2013
Income
Loss on fair value option of financial assets	$(102)	$(776)
Dividends from subsidiary	1,519	—
Total (loss) income	1,417	(776)
Expense
Interest expense	241	281
Other expense	101	159
Total expense	342	440
(Loss) Income before taxes and equity in undistributed income of subsidiary	1,075	(1,216)
Income tax benefit	(182)	(500)
Undistributed income of subsidiary	4,959	7,985
Net Income	$6,216	$7,269

United Security Bancshares – (parent only)	Year ended December 31,
Statement of Cash Flows
(In thousands)	2014	2013
Cash Flows From Operating Activities
Net income	$6,216	$7,269
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income of subsidiary	(4,959)	(7,985)
Provision for deferred income taxes	(42)	1,232
Loss on fair value option of financial liability	102	776
Increase in income tax receivable	(140)	(1,732)
Net change in other assets/liabilities	(1,114)	198
Net cash provided by (used in) operating activities	63	(242)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	95	12
Net cash provided by financing activities	95	12
Net increase (decrease) in cash and cash equivalents	158	(230)
Cash and cash equivalents at beginning of year	66	296
Cash and cash equivalents at end of year	$224	$66
Supplemental cash flow disclosures
Non-cash financing activities:
Dividends declared not paid	$—	$—

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

Item 9A. Controls and Procedures

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in the Securities and Exchange Act Rule 13(a)-15(e). Based on that evaluation and the remediation of the material weaknesses in the Company’s internal control over financial reporting above under the caption “Management’s Report on Internal Control Over Financial Reporting” in Item 8 of this report ,” the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at December 31, 2014 to ensure that information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the Company’s Consolidated Financial Statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in this report.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting that occurred during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

  None

PART III

Item 10 – Directors, Executive Officers, and Corporate Governance

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Election of Directors and Executive Officers" and “Corporate Governance Principles and Board Matters” set forth in the Company's definitive Proxy Statement for its 2015 Annual Meeting of Shareholders ("Proxy Statement").

Item 11 - Executive Compensation

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Executive Compensation" and “Director Compensation” set forth in the Company's definitive Proxy Statement for its 2015 Annual Meeting of Shareholders ("Proxy Statement").

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Shareholdings of Certain Beneficial Owners and Management" set forth in the Company's definitive Proxy Statement for its 2015 Annual Meeting of Shareholders ("Proxy Statement").

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Certain Transactions" and “Corporate Governance Principles” set forth in the Company's definitive Proxy Statement for its 2015 Annual Meeting of Shareholders ("Proxy Statement").

Item 14 - Principal Accounting Fees and Services

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Independent Accountant Fees and Services" set forth in the Company's definitive Proxy Statement for its 2015 Annual Meeting of Shareholders ("Proxy Statement").

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

(c)           Financial statement schedules filed:

See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the year ended December 31, 2014 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 17th day of March 2015.

United Security Bancshares

March 17, 2015	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

March 17, 2015	/S/ Kenneth L. Donahue
Kenneth L. Donahue
Executive Vice President and Acting Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	March 17, 2015	/s/ Robert G. Bitter
Director

Date:	March 17, 2015	/s/ Stanley J. Cavalla
Director

Date:	March 17, 2015	/s/ Tom Ellithorpe
Director

Date:	March 17, 2015	/s/ Kenneth D. Newby
Director

Date:	March 17, 2015	/s/ Ronnie D. Miller
Director

Date:	March 17, 2015	/s/ Robert M. Mochizuki
Director

Date:	March 17, 2015	/s/ Walter Reinhard
Director

Date:	March 17, 2015	/s/ John Terzian
Director

Date:	March 17, 2015	/s/ Mike Woolf
Director