Form 10-Q
period 2015-03-31
UNITED SECURITY BANCSHARES
filed 2015-05-08
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of April 30, 2015: 15,579,335

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
March 31, 2015 and December 31, 2014

(in thousands except shares)	March 31, 2015	December 31, 2014
Assets
Cash and non-interest bearing deposits in other banks	$18,812	$21,348
Cash and due from Federal Reserve Bank	66,666	82,229
Cash and cash equivalents	85,478	103,577
Interest-bearing deposits in other banks	1,523	1,522
Investment securities available for sale (at fair value)	46,898	48,301
Loans	492,245	457,919
Unearned fees and unamortized loan origination costs, net	315	(324)
Allowance for credit losses	(11,290)	(10,771)
Net loans	481,270	446,824
Accrued interest receivable	1,984	1,927
Premises and equipment – net	11,331	11,550
Other real estate owned	14,010	14,010
Goodwill	4,488	4,488
Cash surrender value of life insurance	17,845	17,717
Investment in limited partnerships	959	871
Deferred income taxes - net	6,849	6,853
Other assets	5,789	5,529
Total assets	$678,424	$663,169

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$227,537	$215,439
Interest bearing	350,730	349,934
Total deposits	578,267	565,373

Accrued interest payable	42	40
Accounts payable and other liabilities	5,733	4,815
Junior subordinated debentures (at fair value)	10,238	10,115
Total liabilities	594,280	580,343

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 15,579,335 issued and outstanding at March 31, 2015, and 15,425,086 at December 31, 2014	50,106	49,271
Retained earnings	34,130	33,730
Accumulated other comprehensive loss	(92)	(175)
Total shareholders' equity	84,144	82,826
Total liabilities and shareholders' equity	$678,424	$663,169

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three months ended March 31,
(In thousands except shares and EPS)	2015	2014
Interest Income:
Loans, including fees	$6,279	$5,475
Investment securities – AFS – taxable	214	228
Interest on deposits in FRB	46	83
Interest on deposits in other banks	2	2
Total interest income	6,541	5,788
Interest Expense:
Interest on deposits	259	262
Interest on other borrowings	58	61
Total interest expense	317	323
Net Interest Income Before Provision (Recovery) for Credit Losses	6,224	5,465
Provision (Recovery) for Credit Losses	459	(47)
Net Interest Income	5,765	5,512
Noninterest Income:
Customer service fees	833	794
Increase in cash surrender value of bank-owned life insurance	128	127
Loss on fair value of financial liability	(125)	(345)
Other	85	141
Total noninterest income	921	717
Noninterest Expense:
Salaries and employee benefits	2,431	2,526
Occupancy expense	940	873
Data processing	31	41
Professional fees	348	180
Regulatory assessments	246	233
Director fees	56	56
Amortization of intangibles	—	47
Correspondent bank service charges	19	29
Loss on California tax credit partnership	30	23
Net cost on operation of OREO	68	281
Other	539	506
Total noninterest expense	4,708	4,795
Income Before Provision for Taxes	1,978	1,434
Provision for Taxes on Income	750	526
Net Income	$1,228	$908

Net Income per common share
Basic	$0.08	$0.06
Diluted	$0.08	$0.06
Shares on which net income per common shares were based
Basic	15,579,335	15,554,688
Diluted	15,581,162	15,559,409

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three months ended March 31, 2015	Three months ended March 31, 2014
Net Income	$1,228	$908

Unrealized holdings gains (losses) on securities	120	(49)
Unrealized gains on unrecognized post-retirement costs	19	16
Other comprehensive income (loss), before tax	139	(33)
Tax (expense) benefit related to securities	(48)	19
Tax expense related to unrecognized post-retirement costs	(8)	(6)
Total other comprehensive income (loss)	83	(20)
Comprehensive income	$1,311	$888

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance December 31, 2013	14,799,888	$45,778	$30,884	$(119)	$76,543

Other comprehensive loss				(20)	(20)
Common stock dividends	147,946	853	(853)		—
Stock-based compensation expense		9			9
Net income			908		908
Balance March 31, 2014	14,947,834	$46,640	$30,939	$(139)	$77,440

Other comprehensive loss				(36)	(36)
Common stock dividends	453,330	2,517	(2,517)		—
Common stock issuance	23,922	95			95
Stock-based compensation expense		19			19
Net income			5,308		5,308
Balance December 31, 2014	15,425,086	$49,271	$33,730	$(175)	$82,826

Other comprehensive income				83	83
Common stock dividends	154,249	828	(828)		—
Stock-based compensation expense		7			7
Net income			1,228		1,228
Balance March 31, 2015	15,579,335	$50,106	$34,130	$(92)	$84,144

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2015	2014
Cash Flows From Operating Activities:
Net Income	$1,228	$908
Adjustments to reconcile net income:to cash provided by operating activities:
Provision (recovery of provision) for credit losses	459	(47)
Depreciation and amortization	355	329
Amortization of investment securities	65	47
Accretion of investment securities	(6)	(9)
(Increase) decrease in accrued interest receivable	(57)	53
Decrease in accrued interest payable	2	2
Decrease in accounts payable and accrued liabilities	(1)	(35)
(Decrease) increase in unearned fees	(639)	218
Increase in income taxes payable	801	666
Stock-based compensation expense	7	9
Benefit for deferred income taxes	(51)	(142)
Increase in cash surrender value of bank-owned life insurance	(128)	(127)
Loss on fair value option of financial liabilities	125	345
Loss on tax credit limited partnership interest	30	23
Amortization of CDI	—	47
Net decrease in other assets	(126)	(186)
Net cash provided by operating activities	2,064	2,101

Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	(1)	(1)
Purchases of available-for-sale securities	—	(10,192)
Principal payments of available-for-sale securities	1,464	980
Net increase in loans	(34,266)	(17,001)
Investment in limited partnership	(119)	(70)
Capital expenditures of premises and equipment	(136)	(215)
Net cash used in investing activities	(33,058)	(26,499)

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	13,414	23,923
Net (decrease) increase in certificates of deposit	(519)	1,870
Net cash provided by financing activities	12,895	25,793

Net (decrease) increase in cash and cash equivalents	(18,099)	1,395
Cash and cash equivalents at beginning of period	103,577	135,212
Cash and cash equivalents at end of period	$85,478	$136,607

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

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its 2014 Annual Report on Form 10-K. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

Recently Issued Accounting Standards:

In January 2014, FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors.  The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method.  Early adoption is permitted.  The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-01 Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides "guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit." It allows the proportional amortization method to be used by a reporting entity if certain conditions are met. The ASU also defines when a qualified affordable housing project through a limited liability entity should be tested for impairment. If a qualified affordable housing project does not meet the conditions for using the proportional amortization method, the investment should be accounted for using an equity method investment or a cost method investment. The ASU is effective for fiscal years beginning after December 15, 2014, and interim periods therein. The Company will continue to account for our low-income housing tax credit investments using the equity method subsequent to the adoption of ASU 2014-01 and does not expect any impact on the Company's consolidated financial statements.

2.	Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of March 31, 2015 and December 31, 2014:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
March 31, 2015
Securities available for sale:
U.S. Government agencies	$11,559	$403	$—	$11,962
U.S. Government collateralized mortgage obligations	30,674	404	—	31,078
Mutual Funds	4,000	—	(142)	3,858
Total securities available for sale	$46,233	$807	$(142)	$46,898

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2014
Securities available for sale:
U.S. Government agencies	$12,097	$399	$—	$12,496
U.S. Government collateralized mortgage obligations	31,659	336	(13)	31,982
Mutual Funds	4,000	—	(177)	3,823
Total securities available for sale	$47,756	$735	$(190)	$48,301

The amortized cost and fair value of securities available for sale at March 31, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns. Mutual funds are included in the "due in one year or less" category below.

	March 31, 2015
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$4,000	$3,858
Due after one year through five years	25	25
Due after five years through ten years	—	—
Due after ten years	11,534	11,937
Collateralized mortgage obligations	30,674	31,078
	$46,233	$46,898

There were no realized gains or losses on sales of available-for-sale securities for the three month periods ended March 31, 2015 and March 31, 2014. There were no other-than-temporary impairment losses for the three month periods ended March 31, 2015 and March 31, 2014.

At March 31, 2015, available-for-sale securities with an amortized cost of approximately $20,055,098 (fair value of $20,667,748) were pledged as collateral for FHLB borrowings and public funds balances.

The Company had no held-to-maturity or trading securities at March 31, 2015 or December 31, 2014.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
March 31, 2015	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
U.S. Government agency collateral mortgage obligations	—	—	—	—	—	—
Mutual Funds	—	—	3,858	(142)	3,858	(142)
Total impaired securities	$—	$—	$3,858	$(142)	$3,858	$(142)

December 31, 2014
Securities available for sale:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
U.S. Government agency collateral mortgage obligations	6,478	(13)	—	—	6,478	(13)
Mutual Funds	—	—	3,823	(177)	3,823	(177)
Total impaired securities	$6,478	$(13)	$3,823	$(177)	$10,301	$(190)

Temporarily impaired securities at March 31, 2015, were comprised of one mutual fund.

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

At March 31, 2015, the decline in market value of the impaired mutual fund is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell this impaired security and it is not more likely than not that it will be required to sell the security before its anticipated recovery, the Company does not consider this security to be other-than-temporarily impaired at March 31, 2015.

3.	Loans

Loans are comprised of the following:

(in 000's)	March 31, 2015	December 31, 2014
Commercial and business loans	$59,834	$60,422
Government program loans	1,881	1,947
Total commercial and industrial	61,715	62,369
Real estate – mortgage:
Commercial real estate	158,426	154,672
Residential mortgages	77,067	59,095
Home Improvement and Home Equity loans	1,086	1,110
Total real estate mortgage	236,579	214,877
RE construction and development	147,292	137,158
Agricultural	34,747	31,713
Installment	11,912	11,802
Total Loans	$492,245	$457,919

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 12.5% of total loans at March 31, 2015 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 48.1% of total loans at March 31, 2015, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower.

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

•
Residential mortgage loans are provided to individuals to finance or refinance single-family residences. Residential mortgages are not a primary business line offered by the Company, and a majority are conventional mortgages that were purchased as a pool. Most residential mortgages originated by the Company are of a shorter term than conventional mortgages, with maturities ranging from 3 to 15 years on average.

•
Home Equity loans comprise a relatively small portion of total real estate mortgage loans, and are offered to borrowers for the purpose of home improvements, although the proceeds may be used for other purposes. Home equity loans are generally secured by junior trust deeds, but may be secured by 1st trust deeds.

Real estate construction and development loans, representing 29.9% of total loans at March 31, 2015, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 7.1% of total loans at March 31, 2015 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans represent 2.4% of total loans at March 31, 2015 and generally consist of loans to individuals for household, family and other personal expenditures such as credit cards, automobiles or other consumer items.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At March 31, 2015 and December 31, 2014, these financial instruments include commitments to extend credit of $100,927,000 and $105,434,000, respectively, and standby letters of credit of $3,785,000 and $3,800,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at March 31, 2015 (in 000's):

March 31, 2015	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$—	$962	$962	$58,872	$59,834	$—
Government Program Loans	—	—	—	—	1,881	1,881	—
Total Commercial and Industrial	—	—	962	962	60,753	61,715	—
Commercial Real Estate Loans	—	—	—	—	158,426	158,426	—
Residential Mortgages	—	87	—	87	76,980	77,067	—
Home Improvement and Home Equity Loans	70	—	58	128	958	1,086	16
Total Real Estate Mortgage	70	87	58	215	236,364	236,579	16

RE Construction and Development Loans	—	—	—	—	147,292	147,292	—
Agricultural Loans	123	—	—	123	34,624	34,747	—
Consumer Loans	805	—	—	805	10,814	11,619	—
Overdraft protection Lines	—	—	—	—	88	88	—
Overdrafts	—	—	—	—	205	205	—
Total Installment	805	—	—	805	11,107	11,912	—
Total Loans	$998	$87	$1,020	$2,105	$490,140	$492,245	$16

The following is a summary of delinquent loans at December 31, 2014 (in 000's):

December 31, 2014	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$962	$—	$—	$962	$59,460	$60,422	$—
Government Program Loans	445	—	—	445	1,502	1,947	—
Total Commercial and Industrial	1,407	—	—	1,407	60,962	62,369	—
Commercial Real Estate Loans	463	—	—	463	154,209	154,672	—
Residential Mortgages	—	90	162	252	58,843	59,095	—
Home Improvement and Home Equity Loans	43	—	42	85	1,025	1,110	—
Total Real Estate Mortgage	506	90	204	800	214,077	214,877	—
RE Construction and Development Loans	—	—	—	—	137,158	137,158	—
Agricultural Loans	—	—	—	—	31,713	31,713	—
Consumer Loans	67	—	—	67	11,428	11,495	—
Overdraft protection Lines	—	—	—	—	92	92	—
Overdrafts	—	—	—	—	215	215	—
Total Installment	67	—	—	67	11,735	11,802	—
Total Loans	$1,980	$90	$204	$2,274	$455,645	$457,919	$—

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

Nonaccrual loans totaled $10,907,000 and $9,935,000 at March 31, 2015 and December 31, 2014, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at March 31, 2015 or December 31, 2014.

The following is a summary of nonaccrual loan balances at March 31, 2015 and December 31, 2014 (in 000's).

	March 31, 2015	December 31, 2014
Commercial and Business Loans	$962	$12
Government Program Loans	388	421
Total Commercial and Industrial	1,350	433

Commercial Real Estate Loans	2,646	3,145
Residential Mortgages	1,178	1,174
Home Improvement and Home Equity Loans	42	42
Total Real Estate Mortgage	3,866	4,361

RE Construction and Development Loans	5,075	5,141
Agricultural Loans	—	—

Consumer Loans	616	—
Overdraft protection Lines	—	—
Overdrafts	—	—
Total Installment	616	—
Total Loans	$10,907	$9,935

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

The following is a summary of impaired loans at, and for the three months ended March 31, 2015 (in 000's).

March 31, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized
Commercial and Business Loans	$1,875	$696	$1,182	$1,878	$1,024	$1,439	$15
Government Program Loans	388	388	—	388	—	404	8
Total Commercial and Industrial	2,263	1,084	1,182	2,266	1,024	1,843	23

Commercial Real Estate Loans	2,646	1,322	1,324	2,646	455	2,895	48
Residential Mortgages	4,369	1,732	2,836	4,568	175	4,448	53
Home Improvement and Home Equity Loans	42	42	—	42	—	42	—
Total Real Estate Mortgage	7,057	3,096	4,160	7,256	630	7,385	101

RE Construction and Development Loans	6,283	5,554	733	6,287	40	6,329	100
Agricultural Loans	28	29	—	29	—	30	2

Consumer Loans	694	82	1,232	1,314	503	1,314	21
Overdraft protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	694	82	1,232	1,314	503	1,314	21
Total Impaired Loans	$16,325	$9,845	$7,307	$17,152	$2,197	$16,901	$247

(1) The recorded investment in loans includes accrued interest receivable of $827,000.

The following is a summary of impaired loans at, and for the year ended, December 31, 2014 (in 000's).

December 31, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Recognized
Commercial and Business Loans	$996	$770	$230	$1,000	$64	$847	$76
Government Program Loans	421	421	—	421	—	250	28
Total Commercial and Industrial	1,417	1,191	230	1,421	64	1,097	104

Commercial Real Estate Loans	3,145	1,794	1,351	3,145	478	5,765	244
Residential Mortgages	4,315	1,474	2,852	4,326	170	4,564	188
Home Improvement and Home Equity Loans	42	42	—	42	—	11	3
Total Real Estate Mortgage	7,502	3,310	4,203	7,513	648	10,340	435

RE Construction and Development Loans	6,367	6,371	—	6,371	—	3,362	209
Agricultural Loans	32	32	—	32	—	37	9

Consumer Loans	695	655	45	700	3	209	37
Overdraft protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	695	655	45	700	3	209	37
Total Impaired Loans	$16,013	$11,559	$4,478	$16,037	$715	$15,045	$794

(1) The recorded investment in loans includes accrued interest receivable of $24,000.

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructurings for which the loan is performing under the current contractual terms for a reasonable period of time, income is recognized under the accrual method.

The average recorded investment in impaired loans for the three months ended March 31, 2015 and 2014 was $16,901,000 and $15,269,000, respectively. Interest income recognized on impaired loans for the three months ended March 31, 2015 and 2014 was approximately $247,000 and $155,000, respectively.

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

The following tables illustrates TDR activity for the periods indicated:

Three Months Ended March 31, 2015
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	1	$258	$256	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
RE Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Total Loans	1	$258	$256	—	$—

Three Months Ended March 31, 2014
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	—	$—	$—	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	2	217
Home Improvement and Home Equity Loans	—	—	—	—	—
RE Construction and Development Loans	—	—	—	2	394
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Total Loans	—	$—	$—	$—	$611

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At March 31, 2015, the Company had 32 restructured loans totaling $14,803,000 as compared to 33 restructured loans totaling $15,000,000 at December 31, 2014.

The following tables summarize TDR activity by loan category for the three months ended March 31, 2015 and March 31, 2014 (in 000's).

Year Ended March 31, 2015	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$1,306	$2,713	$4,225	$—	$6,029	$32	$695	$15,000

Defaults	(962)	—	—	—	—	—	—	(962)
Additions	—	—	256	—	—	—	—	256

Principal reductions	859	(67)	(199)	—	(79)	(4)	(1)	509

Ending balance	$1,203	$2,646	$4,282	$—	$5,950	$28	$694	$14,803

Allowance for loan loss	$1,024	$455	$175	$—	$40	$—	$503	$2,197

Year Ended March 31, 2014	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	RE Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$675	$1,468	$5,273	$—	$1,551	$44	$48	$9,059

Defaults	—	—	(217)	—	(394)	—	—	(611)
Additions	—	—	—	—	—	—	—	—

Principal reductions	(15)	(23)	(243)	—	(272)	(3)	(1)	(557)

Ending balance	$660	$1,445	$4,813	$—	$885	$41	$47	$7,891

Allowance for loan loss	$48	$432	$217	$—	$—	$—	$—	$697

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

The Company did not carry any loans graded as loss at March 31, 2015 or December 31, 2014.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for March 31, 2015 and December 31, 2014:

	Commercial and Industrial	Commercial RE	RE Construction and Development	Agricultural	Total
March 31, 2015
(in 000's)
Grades 1 and 2	$400	$—	$—	$—	$400
Grade 3	4,011	4,783	—	—	8,794
Grades 4 and 5 – pass	55,242	149,491	125,759	34,634	365,126
Grade 6 – special mention	—	—	—	113	113
Grade 7 – substandard	2,062	4,152	21,533	—	27,747
Grade 8 – doubtful	—	—	—	—	—
Total	$61,715	$158,426	$147,292	$34,747	$402,180

	Commercial and Industrial	Commercial RE	RE Construction and Development	Agricultural	Total
December 31, 2014
(in 000's)
Grades 1 and 2	$591	$—	$—	$—	$591
Grade 3	2,012	4,808	775	—	7,595
Grades 4 and 5 – pass	58,179	144,230	114,766	31,600	348,775
Grade 6 – special mention	342	1,095	—	113	1,550
Grade 7 – substandard	1,245	4,539	21,617	—	27,401
Grade 8 – doubtful	—	—	—	—	—
Total	$62,369	$154,672	$137,158	$31,713	$385,912

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	Residential Mortgages	Home Improvement and Home Equity	Installment	Total	Residential Mortgages	Home Improvement and Home Equity	Installment	Total
(in 000's)
Not graded	$55,166	$1,014	$9,725	$65,905	$38,207	$1,038	$10,287	$49,532
Pass	18,652	30	922	19,604	17,887	30	865	18,782
Special Mention	215	—	—	215	216	—	—	216
Substandard	3,034	42	1,265	4,341	2,785	42	650	3,477
Total	$77,067	$1,086	$11,912	$90,065	$59,095	$1,110	$11,802	$72,007

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

The following summarizes the activity in the allowance for credit losses by loan category for the three months ended March 31, 2015 and 2014 (in 000's).

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
March 31, 2015
Beginning balance	$1,219	$1,653	$6,278	$481	$293	$—	$847	$10,771
Provision for credit losses	834	84	(99)	12	466	—	(838)	459

Charge-offs	(215)	—	—	—	—	—	(3)	(218)
Recoveries	237	7	30	—	2	—	2	278
Net recoveries	22	7	30	—	2	—	(1)	60

Ending balance	$2,075	$1,744	$6,209	$493	$761	$—	$8	$11,290
Period-end amount allocated to:
Loans individually evaluated for impairment	1,024	630	40	—	503	—	—	2,197
Loans collectively evaluated for impairment	1,051	1,114	6,169	493	258	—	8	9,093
Ending balance	$2,075	$1,744	$6,209	$493	$761	$—	$8	$11,290

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	RE Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
March 31, 2014
Beginning balance	$2,340	$1,862	$5,533	$583	$275	$—	$395	$10,988
Recovery of provision for credit losses	(825)	(150)	1,080	(174)	18	(46)	50	(47)

Charge-offs	(3)	(74)	(60)	—	(5)	—	—	(142)
Recoveries	116	6	92	3	22	46	—	285
Net charge-offs	113	(68)	32	3	17	46	—	143

Ending balance	$1,628	$1,644	$6,645	$412	$310	$0	$445	$11,084
Period-end amount allocated to:
Loans individually evaluated for impairment	48	649	—	—	—	—	—	697
Loans collectively evaluated for impairment	1,580	995	6,645	412	310	0	445	10,387
Ending balance	$1,628	$1,644	$6,645	$412	$310	$0	$445	$11,084

The following summarizes information with respect to the loan balances at March 31, 2015 and 2014.

	March 31, 2015			March 31, 2014
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and Business Loans	$1,878	$57,956	$59,834	$806	$63,090	$63,896
Government Program Loans	388	1,493	1,881	—	1,896	1,896
Total Commercial and Industrial	2,266	59,449	61,715	806	64,986	65,792

Commercial Real Estate Loans	2,646	155,780	158,426	8,558	151,606	160,164
Residential Mortgage Loans	4,568	72,499	77,067	4,926	44,241	49,167
Home Improvement and Home Equity Loans	42	1,044	1,086	—	1,336	1,336
Total Real Estate Mortgage	7,256	229,323	236,579	13,484	197,183	210,667

RE Construction and Development Loans	6,287	141,005	147,292	890	101,077	101,967

Agricultural Loans	29	34,718	34,747	42	24,295	24,337

Installment Loans	1,314	10,598	11,912	47	9,135	9,182

Total Loans	$17,152	$475,093	$492,245	$15,269	$396,676	$411,945

4.	Deposits

Deposits include the following:

(in 000's)	March 31, 2015	December 31, 2014
Noninterest-bearing deposits	$227,537	$215,439
Interest-bearing deposits:
NOW and money market accounts	212,626	211,290
Savings accounts	60,478	60,499
Time deposits:
Under $250,000	65,917	65,844
$250,000 and over	11,709	12,301
Total interest-bearing deposits	350,730	349,934
Total deposits	$578,267	$565,373

Total brokered deposits included in time deposits above	$13,009	$11,480

5.	Short-term Borrowings/Other Borrowings

At  March 31, 2015, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $313,928,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $5,590,000. At March 31, 2015, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of March 31, 2015, $5,868,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $441,949,000 in real estate secured loans were pledged at March 31, 2015, as collateral for borrowing lines with the Federal Reserve Bank totaling $313,928,000. At March 31, 2015, the Company had no outstanding borrowings.

At December 31, 2014, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $286,993,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $5,814,000. At December 31, 2014, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2014, $6,106,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $406,358,000 in real estate-secured loans were pledged at December 31, 2014, as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $286,993,000. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At December 31, 2014, the Company had no outstanding borrowings.

6.	Supplemental Cash Flow Disclosures

	Three months ended March 31,
(in 000's)	2015	2014
Cash paid during the period for:
Interest	$315	$264
Income taxes	$—	$—
Noncash investing activities:
Loans transferred to foreclosed assets	$—	$516

7.	Common Stock Dividend

On March 24, 2015, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of April 6, 2015, 154,249 additional shares were issued to shareholders on April 17, 2015. Because the stock dividend was considered a “small stock dividend,” approximately $828,327 was transferred from retained earnings to common stock based upon the $5.32 closing price of the Company’s common stock on the declaration date of March 24, 2015. There were no fractional shares paid. Except for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

8.	Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three months ended March 31,
	2015	2014
Net income available to common shareholders (in 000's)	$1,228	$908

Weighted average shares issued	15,579,335	15,554,688
Add: dilutive effect of stock options	1,827	4,721
Weighted average shares outstanding adjusted for potential dilution	15,581,162	15,559,409

Basic earnings per share	$0.08	$0.06
Diluted earnings per share	$0.08	$0.06
Anti-dilutive stock options excluded from earnings per share calculation	118,000	167,000

9.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At March 31, 2015 and December 31, 2014, the Company had no recorded valuation allowance.

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. During 2014, the Company began the process to amend its state tax returns for the years 2009 through 2012 to file a combined report on a unitary basis with the Company and USB Investment Trust. The amended return for 2009 was filed during 2014 and the amended returns for 2010, 2011, and 2012 will be filed during 2015 once the FTB accepts the 2009 amended return. The Company's policy is to recognize any interest or penalties related to uncertain tax position in income tax expense.

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

At March 31, 2015 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 6.46% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions.

The fair value calculation performed at March 31, 2015 resulted in a pretax loss adjustment of $125,000 ($73,000, net of tax) for the three months ended March 31, 2015, compared to a pretax loss adjustment of $345,000 ($203,000, net of tax) for the three months ended March 31, 2014. Fair value gains and losses are reflected as a component of noninterest income.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

March 31, 2015
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$85,478	$85,478	$85,478	$—	$—
Interest-bearing deposits	1,523	1,523	—	1,523	—
Investment securities	46,898	46,898	3,858	43,040	—
Loans	481,270	475,202	—	—	475,202
Accrued interest receivable	1,984	1,984	—	1,984	—
Financial Liabilities:
Deposits:
Noninterest-bearing	227,537	227,537	227,537	—	—
NOW and money market	212,626	212,626	212,626	—	—
Savings	60,478	60,478	60,478	—	—
Time deposits	77,626	78,275	—	—	78,275
Total deposits	578,267	578,916	500,641		78,275
Junior subordinated debt	10,238	10,238	—	—	10,238
Accrued interest payable	42	42	—	42	—

December 31, 2014
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$103,577	$103,577	$103,577	$—	$—
Interest-bearing deposits	1,522	1,522	—	1,522	—
Investment securities	48,301	48,301	3,823	44,478	—
Loans	446,824	441,186	—	—	441,186
Accrued interest receivable	1,927	1,927	—	1,927	—
Financial Liabilities:
Deposits:
Noninterest-bearing	215,439	215,439	215,439	—	—
NOW and money market	211,290	211,290	211,290	—	—
Savings	60,499	60,499	60,499	—	—
Time deposits	78,145	78,239	—	—	78,239
Total deposits	565,373	565,467	487,228	—	78,239
Junior subordinated debt	10,115	10,115	—	—	10,115
Accrued interest payable	40	40	—	40	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no significant transfers in or out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2015.

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

Loans - Fair values of variable rate loans, which reprice frequently and with no significant change in credit risk, are based on carrying values adjusted for credit risk.  Fair values for all other loans, except impaired loans, are estimated using discounted cash flows over their remaining maturities, using interest rates at which similar loans would currently be offered to borrowers with similar credit ratings and for the same remaining maturities. The allowance for loan loss is considered to be a reasonable estimate of loan discount for credit quality concerns.

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

Off-Balance Sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at March 31, 2015 and December 31, 2014.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheet and results of operations.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2015 and 2014:

March 31, 2015				December 31, 2014
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Discount Rate	6.46%	Junior Subordinated Debt	Discounted cash flow	Discount Rate	6.87%

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of March 31, 2015 (in 000’s):

Description of Assets	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$11,962	$—	$11,962	$—
U.S. Government collateralized mortgage obligations	31,078	—	31,078	—
Mutual Funds	3,858	3,858	—	—
Total AFS securities	$46,898	$3,858	$43,040	$—
Impaired loans (1):
Commercial and industrial	—	—	—	—
Real estate mortgage	—	—	—	—
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	$—	$—	$—	$—
Other real estate owned (1)	—	—	—	—
Total	$46,898	$3,858	$43,040	$—

Description of Liabilities	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,238	—	—	$10,238
Total	$10,238	—	—	$10,238

(1)Nonrecurring
(2)Recurring

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2014 (in 000’s):

Description of Assets	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$12,496	$—	$12,496	$—
U.S. Government collateralized mortgage obligations	31,982	—	31,982	—
Mutual Funds	3,823	3,823	—	—
Total AFS securities	48,301	3,823	44,478	$—
Impaired Loans (1):
Commercial and industrial	—	—	—	—
Real estate mortgage	42	—	—	42
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	$42	$—	$—	$42
Other real estate owned (1)	—	—	—	—
Total	$48,343	$3,823	$44,478	$42

Description of Liabilities	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,115	$—	$—	$10,115
Total	$10,115	$—	$—	$10,115

(1)Nonrecurring
(2)Recurring

The Company recorded no impairment loss on other real estate owned during the three months ended March 31, 2015 or 2014.

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at December 31, 2014. The Company had no assets measured at fair value on a non-recurring basis at March 31, 2015 (in 000's).

December 31, 2014
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range, Weighted Average
Impaired Loans:
Real estate mortgage	42	Sales Comparison Approach	Adjustment for difference between comparable sales	1%-16%, 13.2%

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2015 and 2014 (in 000’s):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$10,115	$11,125
Total losses included in earnings	(125)	(345)
Capitalized interest	248	752
Ending balance	$10,238	$11,532
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(125)	$(345)

12.	Goodwill and Intangible Assets

At March 31, 2015, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2014. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007 and totaled approximately $2.9 million at March 31, 2015. The Company completed a "Step 0" analysis for the Campbell reporting unit as of March 31, 2015 and March 31, 2014, with no goodwill impairment.

Under the Step 0 analysis, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes is discount rates, competitive forces within the industry, and other specific industry and market valuation conditions. Based on the results of the Step 0 impairment analysis at March 31, 2015, the Company concluded that that the fair value of the reporting unit exceeds it carrying value. Therefore, goodwill was not impaired.
Core Deposit Intangibles: The core deposit intangible asset related to the Legacy Bank Merger, which totaled $3.0 million at the time of merger, was amortized over an estimated life of approximately seven years. At March 31, 2015, there was no remaining carrying value of the core deposit intangible related to the Legacy Bank merger. The Company recognized no amortization expense related to the Legacy operating unit during the three months ended March 31, 2015. The Company recognized no amortization expense related to the Legacy operating unit during the three months ended March 31, 2014. At March 31, 2015, there was no remaining carrying value of core deposit intangible related to the Taft branch acquisitions completed in April 2004.

 The Company did not record an impairment loss for the three months ended March 31, 2015 or March 31, 2014.

13.	Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the consolidated financial statements were issued.

Item 2  - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) competitive pressures in the banking industry and changes in the regulatory environment; ii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; iv) credit quality deterioration that could cause an increase in the provision for loan losses; v) Asset/Liability matching risks and liquidity risks; volatility and devaluation in the securities markets, vi) failure to comply with the regulatory agreements under which the Company is subject, vii) expected cost savings from recent acquisitions are not realized, and, viii) potential impairment of goodwill and other intangible assets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

On May 20, 2010, the DFI (now known as the Department of Business Oversight (the “DBO”)) issued a formal written order (the “Order”) pursuant to a consent agreement with the Bank as a result of the same June 2009 joint regulatory examination. The terms of the Order were essentially similar to the Federal Reserve’s Agreement, except for a few additional requirements.  On September 24, 2013, the Bank entered into an informal Memorandum of Understanding (the “MOU”) with the DBO and on October 15, 2013, the Order was terminated. The Order and the MOU require the Bank to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0% and also requires the DBO’s approval for the Bank to pay a dividend to the Company. Accordingly, reflecting the Company’s and the Bank’s improved financial condition and performance, as of November 19, 2014, the Bank and the Company have been relieved of all formal regulatory agreements. Some of the governance and procedures established by the Agreement and the Order remain in place, including submission of certain plans and reports to the Federal Reserve and DBO, the Bank’s obligation to maintain a 9.0% tangible shareholder’s equity ratio, and the requirement to seek approvals from the Federal Reserve and the DBO for either the Bank or the Company to pay dividends and for the Company to pay interest on its outstanding junior subordinated debt. While no assurances can be given as to future regulatory approvals, over the last four quarters the DBO and the Federal Reserve have been approving the Bank's payment of dividends to the Company to cover the Company's operating expenses and its interest payments and the Company's payment of quarterly interest on the junior subordinated debt. The Bank is currently in full compliance with the requirements of the MOU including its deadlines.
(For more information on the Agreement see the “Regulatory Matters” section included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact the results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth. Net interest income before provision for credit losses has increased between the three months ended March 31, 2015 and 2014, totaling $6,224,000 for the three months ended March 31, 2015 as compared to $5,465,000 for the three months ended March 31, 2014. The increase in net interest income between 2014 and 2015 was primarily the result of a shift in the asset mix as well as a decline in the Company’s cost of funding between the two periods.

Average interest-earning assets increased approximately $10,865,000 between the three months ended March 31, 2015 and 2014. Components of the $10,865,000 increase in average earning assets between 2014 and 2015 included an increase of $71,504,000 in loans, a $2,952,000 increase in investment securities, partially offset by a decrease of $63,598,000 in overnight funds sold to the Federal Reserve Bank. During the past year, the Company’s cost of interest-bearing liabilities have continued to decline, with the average cost of interest-bearing liabilities dropping from 0.38% during the three months ended March 31, 2014, to 0.36% during the three months ended March 31, 2015.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 3/31/15	YTD Average 12/31/14	YTD Average 3/31/14
Loans and Leases	78.67%	71.78%	67.87%
Investment securities available for sale	8.05%	8.36%	7.69%
Interest-bearing deposits in other banks	0.26%	0.26%	0.26%
Interest-bearing deposits in FRB	13.02%	19.60%	24.18%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	22.08%	17.99%	17.10%
Money market accounts	36.80%	40.86%	41.44%
Savings accounts	16.93%	14.99%	13.75%
Time deposits	21.41%	23.12%	24.47%
Subordinated debentures	2.78%	3.04%	3.24%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Since the Bank primarily conducts banking operations in California’s Central Valley, its operations and cash flows are subject to changes in the economic conditions in California’s Central Valley. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and continued adverse economic conditions could have a material adverse effect upon us. In addition, the Central Valley remains largely dependent on agriculture. A downturn in agriculture and agricultural related business could indirectly and adversely affect the Company as many borrowers and customers are involved in, or are impacted to some extent, by the agricultural industry. The state of California is currently experiencing the worst drought in recorded history, and it is not possible to predict at present how long the drought may last.

The residential real estate markets in the five county region from Merced to Kern have shown strengthening improvement since 2013 and those trends continued into the first quarter of 2015. The severe declines in residential construction and home prices that began in 2008 continue to show signs of easing and reversing direction. The sustained period of double-digit price declines from 2008 – 2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, a primary focus is reduction of nonperforming assets while providing customers options to work through this difficult economic period. Options include combinations of rate and term concessions, as well as forbearance agreements with borrowers. Median sales prices and number of housing starts improved in the five county region from Merced to Kern between June 2013 to March 2015. Total nonperforming loans increased slightly during the three months ended March 31, 2015, totaling $16,699,000 at March 31, 2015 compared to $15,576,000 reported at December 31, 2014.

As a result of a modest improvement in the economy, the Company has experienced improvement in the loan portfolio between 2014 and 2015. During the three months ended March 31, 2015, the Company experienced increases in real estate construction development and real estate mortgage loans, but experienced decreases in commercial and industrial loans, compared to the same period ended March 31, 2014. Loans increased $34,326,000 between December 31, 2014 and March 31, 2015, and increased $80,300,000 between March 31, 2014 and March 31, 2015. Commercial and industrial loans decreased $654,000 between December 31, 2014 and March 31, 2015 and decreased $4,077,000 between March 31, 2014 and March 31, 2015. Real estate mortgage loans increased $21,702,000 between December 31, 2014 and March 31, 2015, and $25,912,000 between March 31, 2014 and March 31, 2015. The increases in real estate mortgage loans are due to residential mortgage loan pools purchased in September 2014 and February 2015. Agricultural loans increased $3,034,000 between December 31, 2014 and March 31, 2015 and increased $10,410,000 between March 31, 2014 and March 31, 2015.  Commercial real estate loans (a component of real estate mortgage loans) have remained as a significant percentage of total loans over the past year, amounting to 32.18%, 33.78%, and 38.88%, of the total loan portfolio at March 31, 2015, December 31, 2014, and March 31, 2014, respectively. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $77,067,000 or 15.66% of the portfolio at March 31, 2015, $59,095,000, or 12.91% of the portfolio at December 31, 2014, and $49,167,000 or 11.94% of the portfolio at March 31, 2014. Loan participations purchased comprised $824,000 or 0.20% of the portfolio at March 31, 2014. The bank held no loan participation purchases at December 31, 2014 or March 31, 2015. Loan participations sold decreased from $8,599,000, or 2.09%, of the portfolio at March 31, 2014, to $6,230,000, or 1.4% of the portfolio, at December 31, 2014, and $6,123,000, or 1.2% of the portfolio, at March 31, 2015.

Although market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped maintain adequate margins. The Company’s net interest margin increased to 4.25% for the three months ended March 31, 2015, when compared to 3.81% for the three months ended March 31, 2014. The net interest margin has improved due to growth of the loan portfolio, which is a higher yielding asset, compared to overnight investments with the Federal Reserve Bank. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. Loans yielded 5.46% during the three months ended March 31, 2015, as compared to 5.62% for the three months ended March 31, 2014.  The decrease in the Company’s cost of funds over the past year has mitigated the impact of declining yields on earning assets. The Company’s average cost of funds was 0.36% for the three months ended March 31, 2015, as compared to 0.38% for the three months ended March 31, 2014. The Company does not intend to increase its current level of brokered deposits, the level of brokered deposits is expected to remain level at least in the short-term. Currently CDARs reciprocal deposits are the only brokered deposits in the Company. The CDARs reciprocal deposit is preferred by some depositors.

Total noninterest income of $921,000 reported for the three months ended March 31, 2015 increased $204,000 or 28.45% as compared to the three months ended March 31, 2014. Noninterest income continues to be driven by customer service fees, which totaled $833,000 for the three months ended March 31, 2015 as compared to $794,000 for the three months ended March 31, 2014. However, the increase in noninterest income between the two periods was primarily the result of a $220,000 decrease in fair value of financial liability.

Noninterest expense decreased approximately $87,000 or 1.81% between the three months ended March 31, 2014 and March 31, 2015. The decrease experienced during the three months ended March 31, 2015, was primarily the result of decreases of $213,000 in the net operating cost on OREO and $95,000 in salary and employee benefits, partially offset by increases in professional fees and occupancy expenses.

On March 24, 2015, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of April 6, 2015, an additional 154,249 shares were issued to shareholders. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the three months ended March 31, 2015. Total assets increased approximately $15,255,000 during the three months ended March 31, 2015, including an increase of $34,446,000 in net loans , partially offset by decreases of $15,563,000 in overnight investments with Federal Reserve Bank and $1,403,000 in investment securities. Total deposits increased $12,894,000, including an increase of $12,098,000 in noninterest-bearing deposits and $1,336,000 in NOW and money market accounts, partially offset by decreases of $519,000 in time deposits during the three months ended March 31, 2015. Average loans comprised approximately 78.67% and 67.86% of overall average earning assets during the three months ended March 31, 2015 and March 31, 2014, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, remained high during the three months ended March 31, 2015, increasing $1,123,000 from a balance of $29,586,000 at December 31, 2014 to a balance of $30,709,000 at March 31, 2015. Nonaccrual loans totaling $10,907,000 at March 31, 2015, increased $972,000 from the balance of $9,935,000 reported at December 31, 2014. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans increased $1,115,000 during the three months ended March 31, 2015 with a balance of $17,152,000 at March 31, 2015. Other real estate owned through foreclosure remained the same, at a balance of $14,010,000 for the periods ended December 31, 2014 and March 31, 2015. Nonperforming assets as a percentage of total assets increased slightly from 4.46% at December 31, 2014 to 4.53% at March 31, 2015.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	March 31, 2015	December 31, 2014	March 31, 2014
Provision (recovery of provision) for credit losses during period	$459	$(845)	$(47)
Allowance as % of nonperforming loans	67.61%	69.15%	72.70%

Nonperforming loans as % total loans	3.39%	3.40%	3.70%
Restructured loans as % total loans	3.01%	3.28%	1.92%

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Restructured loans comprise of 32 loans totaling $14,803,000 at March 31, 2015, compared to 33 loans totaling $15,000,000 at December 31, 2014.

The Company recorded a provision of $459,000 to the allowance for credit losses during the three months ended March 31, 2015, as compared to a negative provision of $47,000 for the three months ended March 31, 2014. Net loan and lease recoveries during the three months ended March 31, 2015 totaled $60,000 as compared to net recoveries of $143,000 for the three months ended March 31, 2014. The Company charged-off, or had partial charge-offs on, 2 loans during the three months ended March 31, 2015, as compared to 6 loans during the same period ended March 31, 2014, and 13 loans during the year ended December 31, 2014. The annualized percentage net recoveries to average loans were 0.05% and 0.15% for the three months ended March 31, 2015 and 2014, respectively, as compared to net recoveries of 0.15% for the year ended December 31, 2014.

Deposits increased by $12,894,000 during the three months ended March 31, 2015, primarily due to increases experienced in non-interest bearing deposits. The Company continues to maintain a low reliance on brokered deposits, while maintaining sufficient liquidity. Currently, the Company does not utilize wholesale funding sources. Brokered deposits totaled $13,009,000 or 2.25% of total deposits at March 31, 2015, as compared to $11,480,000, or 2.03%, of total deposits at December 31, 2014, and $13,656,000, or 2.40%, of total deposits at March 31, 2014.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have remained low during the first quarter of 2015. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.57% at March 31, 2015, as compared to 1.55% at December 31, 2014. Pursuant to fair value accounting guidance, the Company has recorded $125,000 in pretax fair value loss on its junior subordinated debt during the three months ended March 31, 2015, bringing the total cumulative gain recorded on the debt to $5,284,000 at March 31, 2015.

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

Results of Operations

On a year-to-date basis, the Company reported net income of $1,228,000 or $0.08 per share ($0.08 diluted) for the three months ended March 31, 2015, as compared to $908,000 or $0.06 per share ($0.06 diluted) for the same period in 2014. The Company’s return on average assets was 0.74% for the three months ended March 31, 2015, as compared to 0.55% for the three months ended March 31, 2014. The Bank’s return on average equity was 5.94% for the three months ended March 31, 2015, as compared to 4.77% for the three months ended March 31, 2014.

Net Interest Income

Net interest income before provision for credit losses totaled $6,224,000 for the three months ended March 31, 2015, representing an increase of $759,000, or 13.89%, when compared to the $5,465,000 reported for the same period of the previous year.

The Company’s year-to-date net interest margin, as shown in Table 1, increased to 4.25% at March 31, 2015 from 3.81% at March 31, 2014, an increase of 44 basis points (100 basis points = 1%) between the two periods. While average market rates of interest have remained level between the three months ended March 31, 2015 and 2014 (the Prime rate remained at 3.25% during both periods), the Company’s earning asset mix has improved with an increase in loans and investment securities which positively impacted the net margin between the two periods.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three months ended March 31, 2015 and 2014

		2015			2014
(dollars in 000's)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans and leases (1)	$466,781	$6,279	5.46%	$395,277	$5,475	5.62%
Investment Securities – taxable	47,756	214	1.82%	44,804	228	2.06%
Interest-bearing deposits in other banks	1,522	2	0.53%	1,515	2	0.54%
Interest-bearing deposits in FRB	77,257	46	0.24%	140,855	83	0.24%
Total interest-earning assets	593,316	$6,541	4.47%	582,451	$5,788	4.03%
Allowance for credit losses	(10,821)			(11,015)
Noninterest-earning assets:
Cash and due from banks	21,209			20,570
Premises and equipment, net	11,458			12,088
Accrued interest receivable	1,493			1,300
Other real estate owned	14,010			13,979
Other assets	42,221			47,098
Total average assets	$672,886			$666,471
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$79,909	$26	0.13%	$58,788	$15	0.10%
Money market accounts	133,209	105	0.32%	142,395	120	0.34%
Savings accounts	61,277	42	0.28%	47,273	21	0.18%
Time deposits	77,497	86	0.45%	84,099	106	0.51%
Other borrowings	—	—	0.00%	—	—	0.00%
Junior subordinated debentures	10,079	58	2.33%	11,151	61	2.22%
Total interest-bearing liabilities	361,971	$317	0.36%	343,706	$323	0.38%
Noninterest-bearing liabilities:
Noninterest-bearing checking	219,707			238,030
Accrued interest payable	80			69
Other liabilities	7,251			7,377
Total Liabilities	589,009			589,182

Total shareholders' equity	83,877			77,289
Total average liabilities and shareholders' equity	$672,886			$666,471
Interest income as a percentage of average earning assets			4.47%			4.03%
Interest expense as a percentage of average earning assets			0.22%			0.22%
Net interest margin			4.25%			3.81%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $110,000 and $78,000 for the three months ended March 31, 2015 and 2014, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the three months ended March 31, 2015 compared to March 31, 2014
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$804	$(162)	$966
Investment securities available for sale	(14)	(28)	14
Interest-bearing deposits in other banks	—	—	—
Interest-bearing deposits in FRB	(37)	1	(38)
Total interest income	753	(189)	942
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(4)	(12)	8
Savings and money market accounts	21	14	7
Time deposits	(20)	(12)	(8)
Other borrowings	—	—	—
Subordinated debentures	(3)	3	(6)
Total interest expense	(6)	(7)	1
Increase in net interest income	$759	$(182)	$941

For the three months ended March 31, 2015, total interest income increased approximately $753,000 or 13.01% as compared to the three months ended March 31, 2014. Earning asset volumes increased in investment securities available for sale and loans and leases, which on average increased $2,952,000 and $71,504,000, respectively, between the two periods. The average rates on loans decreased 16 basis points between the two periods, and the average rate on investment securities increased approximately 24 basis points during the three months ended March 31, 2015 as compared to the same period of 2014.

For the three months ended March 31, 2015, total interest expense decreased approximately $6,000, or 1.86% as compared to the three months ended March 31, 2014. Between those two periods, average interest-bearing liabilities increased by $18,265,000, while the average rates paid on these liabilities decreased by 2 basis points.

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio. Based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the three months ended March 31, 2015, the provision to the allowance for credit losses amounted to a provision of $459,000 as compared to a recovery of the provision of $47,000 for the three months ended March 31, 2014.

The provision allocated during the first quarter brought the allowance to 2.29% of outstanding loan balances at March 31, 2015, as compared to 2.35% of outstanding loan balances at December 31, 2014, and 2.69% at March 31, 2014.

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2015 and 2014:

(in 000's)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Amount of Change	Percent Change
Customer service fees	$833	$794	$39	4.91%
Increase in cash surrender value of BOLI	128	127	1	0.79%
Loss on fair value of financial liability	(125)	(345)	220	(63.77)%
Other	85	141	(56)	(39.72)%
Total noninterest income	$921	$717	$204	28.45%

Noninterest income for the three months ended March 31, 2015 increased $204,0000 or 28.45% when compared to the same period of 2014. Customer service fees, the primary component of noninterest income, increased $39,000 or 4.91% between the two periods presented. The increase in noninterest income of $204,000 between the two periods includes a reduction in the loss on fair value of financial liability. The change in the fair value of financial liability was primarily caused by a modest decline in the LIBOR yield curve as compared to the previous quarter.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2015 and 2014:

Table 4. Changes in Noninterest Expense

(in 000's)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Amount of Change	Percent Change
Salaries and employee benefits	$2,431	$2,526	$(95)	(3.76)%
Occupancy expense	940	873	67	7.67%
Data processing	31	41	(10)	(24.39)%
Professional fees	348	180	168	93.33%
FDIC/DFI insurance assessments	246	233	13	5.58%
Director fees	56	56	—	—%
Amortization of intangibles	—	47	(47)	(100.00)%
Correspondent bank service charges	19	29	(10)	(34.48)%
Loss on California tax credit partnership	30	23	7	30.43%
Net cost on operation and sale of OREO	68	281	(213)	(75.80)%
Other	539	506	33	6.52%
Total expense	$4,708	$4,795	$(87)	(1.81)%

Noninterest expense decreased $87,000 between the three months ended March 31, 2015 and 2014. The net decrease in noninterest expense between the comparative periods is primarily the result of decreases in net costs of operation on OREO as well as salaries and employee benefits, partially offset by increases in professional fees. and occupancy expenses.

Income Taxes

The Company’s income tax expense is impacted to some degree by permanent taxable differences between income reported for book purposes and income reported for tax purposes, as well as certain tax credits which are not reflected in the Company’s pretax income or loss shown in the statements of income and comprehensive income. As pretax income or loss amounts become smaller, the impact of these differences become more significant and are reflected as variances in the Company’s effective tax rate for the periods presented. In general, the permanent differences and tax credits affecting tax expense have a positive impact and tend to reduce the effective tax rates shown in the Company’s statements of operations and comprehensive income.

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

The Company has reviewed all of its tax positions as of March 31, 2015, and has determined that, there are no material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets increased $15,255,000, or 2.30% to a balance of $678,424,000 at March 31, 2015, from the balance of $663,169,000 at December 31, 2014, and increased $15,515,000, or 2.34%, from the balance of $662,909,000 at March 31, 2014. Total deposits of $578,267,000 at March 31, 2015, increased $12,894,000, or 2.28%, from the balance reported at December 31, 2014, and increased $9,985,000, or 1.76%, from the balance of $568,282,000 reported at March 31, 2014. Cash and cash equivalents decreased $18,099,000, or 17.47%, between December 31, 2014 and March 31, 2015; net loans increased $34,446,000, or 7.71%, to a balance of $481,270,000; and investment securities decreased $1,403,000, or 2.90%, during the first quarter of 2015.

Earning assets averaged approximately $593,316,000 during the three months ended March 31, 2015, as compared to $582,451,000 for the same period in 2014. Average interest-bearing liabilities increased to $361,971,000 for the three months ended March 31, 2015, from $343,706,000 reported for the comparative period of 2014.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $492,245,000 at March 31, 2015, an increase of $34,326,000, or 7.50%, when compared to the balance of $457,919,000 at December 31, 2014, and an increase of $80,300,000, or 19.49%, when compared to the balance of $411,945,000 reported at March 31, 2014. Loans on average increased $71,504,000, or 18.09%, between the three months ended March 31, 2014 and March 31, 2015, with loans averaging $466,781,000 for the three months ended March 31, 2015, as compared to $395,277,000 for the same period of 2014.

During the first quarter of 2015, a decrease of $654,000 was experienced in commercial and industrial loans.  Real estate construction and real estate mortgage loans increased $10,134,000 or 7.39%, and $21,702,000 or 10.10%, respectively, during the first quarter of 2015.

The following table sets forth the amounts of loans outstanding by category at March 31, 2015 and December 31, 2014, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	March 31, 2015		December 31, 2014
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$61,715	12.5%	$62,369	13.6%	$(654)	(1.05)%
Real estate – mortgage	236,579	48.1%	214,877	46.9%	21,702	10.10%
RE construction & development	147,292	29.9%	137,158	30.0%	10,134	7.39%
Agricultural	34,747	7.1%	31,713	6.9%	3,034	9.57%
Installment/other	11,912	2.4%	11,802	2.7%	110	0.93%
Total Gross Loans	$492,245	100.0%	$457,919	100.0%	$34,326	7.50%

The overall average yield on the loan portfolio was 5.46% for the three months ended March 31, 2015, as compared to 5.62% for the three months ended March 31, 2014. At March 31, 2015, 42.1% of the Company's loan portfolio consisted of floating rate instruments, as compared to 39.9% of the portfolio at December 31, 2014, with the majority of those tied to the prime rate. Approximately 30.0% or $62,224,000 of the floating rate loans have rate floors at March 31, 2015, making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. Approximately $4,431,000 of the $62,224,000 in loans with floors have floor spreads of 100 basis points or more, meaning that interest rates would need to increase more than 1% (or 100 basis points) before the rates on those loans would increase and effectively become floating rate loans again. Of the $62,224,000 in loans which comprise floating rate loans with floors, $5,245,000 will mature in one year or less, and $5,266,000 will mature in less than two years.

Deposits

Total deposits were $578,267,000 at March 31, 2015, representing an increase of $12,894,000, or 2.28% from the balance of $565,373,000 reported at December 31, 2014, and an increase of $9,985,000, or 1.76% from the balance of $568,282,000 reported at March 31, 2014.

The following table sets forth the amounts of deposits outstanding by category at March 31, 2015 and December 31, 2014, and the net change between the two periods presented.

Table 6. Deposits

(in 000's)	March 31, 2015	December 31, 2014	Net Change	Percentage Change
Noninterest bearing deposits	$227,537	$215,439	$12,098	5.62%
Interest bearing deposits:
NOW and money market accounts	212,626	211,290	1,336	0.63%
Savings accounts	60,478	60,499	(21)	-0.03%
Time deposits:
Under $250,000	65,917	65,844	73	0.11%
$250,000 and over	11,709	12,301	(592)	-4.81%
Total interest bearing deposits	350,730	349,934	796	0.23%
Total deposits	$578,267	$565,373	$12,894	2.28%

The Company's deposit base consists of two major components represented by noninterest bearing (demand) deposits and interest bearing deposits, totaling $227,537,000 and $350,730,000 at March 31, 2015, respectively. Interest bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest bearing deposits increased $796,000, or 0.23%, between December 31, 2014 and March 31, 2015, and noninterest bearing deposits increased $12,098,000, or 5.62% between the same two periods presented. Included in the increase of $796,000 in interest bearing deposits during the three months ended March 31, 2015, is an increase of $1,336,000 in NOW and money market accounts, partially offset by a decrease of $592,000 in time deposits with balances of over $250,000.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of $250,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 88.83% and 88.21% of the total deposit portfolio at March 31, 2015 and December 31, 2014, respectively. Brokered deposits totaled $13,009,000 at March 31, 2015, as compared to $11,480,000 at December 31, 2014, and $13,656,000 at March 31, 2014. Brokered deposits were 2.25% and 2.03% of total deposits at March 31, 2015 and December 31, 2014, respectively.

On a year-to-date average, the Company experienced an increase of $1,014,000, or 0.18%, in total deposits between the three months ended March 31, 2015 and March 31, 2014. Between these two periods, average interest bearing deposits increased $19,337,000 or 5.81%, while total noninterest-bearing deposits decreased $18,323,000, or 7.70%, on a year-to-date average basis.

Short-Term Borrowings

At March 31, 2015, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $313,928,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $5,590,000. At March 31, 2015, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At March 31, 2015 and March 31, 2014, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $286,993,000, collateralized FHLB lines of credit totaling $5,814,000, and an uncollateralized lines of credit with PCBB of $10,000,000 at December 31, 2014.

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss". Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At March 31, 2015, “classified” loans totaled $35,524,000 or 7.2% of gross loans as compared to $34,358,000 or 7.5% of gross loans at December 31, 2014.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at March 31, 2015 and December 31, 2014, as well as classified loans at those period-ends.

(in 000's)	March 31, 2015	December 31, 2014
Specific allowance – impaired loans	$2,197	$715
Formula allowance – classified loans not impaired	2,287	2,450
Formula allowance – special mention loans	11	39
Total allowance for special mention and classified loans	4,495	3,204

Formula allowance for pass loans	6,787	6,739
Unallocated allowance	8	847
Total allowance for loan losses	$11,290	$10,790

Impaired loans	17,152	16,037
Classified loans not considered impaired	18,372	18,321
Total classified loans	$35,524	$34,358
Special mention loans not considered impaired	$328	$1,766

Impaired loans increased $1,115,000 between December 31, 2014 and March 31, 2015 and the specific allowance related to impaired loans increased $1,482,000 between December 31, 2014 and March 31, 2015. The formula allowance related to unimpaired loans (including special mention and substandard) decreased by $191,000 between December 31, 2014 and March 31, 2015. The level of “pass” loans increased approximately $17,173,000 between December 31, 2014 and March 31, 2015. The related formula allowance increased $48,000 during the same period. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis. Due to improvements in lending policies and loan review quality, less reserve is required for pass loans.

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

The general reserve requirements (ASC 450-70) decreased with the continued strengthening of local, state, and national economies and their impact on our local lending base, which has resulted in a lower qualitative component for the general reserve calculation. These positive factors were partially offset by the Company including OREO financial results in loss history and extending the look back period used to capture the loss history for the quantitative portion of the ALLL. In the third quarter of 2013, the look back period was changed from 4 years to stake-in-the-ground (December 31, 2005), in an effort to include higher losses experienced during the credit crisis. Changes in the mix of historical losses in the look back period resulted in a reallocation of the general reserve component of the allowance amount within the various loan segments as compared to December 31, 2014, as loss experience by segment has fluctuated over time. The stake-in-the-ground methodology requires the Company to use December 31, 2005, as the starting point of the look back period to capture loss history. Time horizons are subject to Management's assessment of the current period, taking into consideration changes in business cycles and environment changes.

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

At March 31, 2015 and December 31, 2014, the Company's recorded investment in impaired loans totaled $17,152,000 and $16,037,000, respectively. Included in total impaired loans at March 31, 2015, are $7,307,000 of impaired loans for which the related specific allowance is $2,197,000, as well as $9,845,000 of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2014 included $4,478,000 of impaired loans for which the related specific allowance was $715,000 as well as $11,559,000 in impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $16,901,000 during the first quarter of 2015. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At March 31, 2015, included in impaired loans, are troubled debt restructures totaling $14,803,000. Included in these troubled debt restructures are loans totaling $9,011,000, which are on nonaccrual status. The remaining troubled debt restructures, totaling $5,792,000, are current with regards to payments, and are performing according to the modified contractual terms.

The largest category of impaired loans at March 31, 2015 is real estate mortgage, comprising approximately 42.30% of total impaired loans at March 31, 2015. Additionally, commercial and industrial and real estate construction loans combined represent approximately another 49.87% of total impaired loan balances at March 31, 2015. Of the $2,266,000 in commercial and industrial impaired loans reported at March 31, 2015, one loan, with a recorded investment of $64,199, is secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at March 31, 2015, approximately $12,918,000 or 75.3% are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at March 31, 2015 and December 31, 2014.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	March 31, 2015	March 31, 2015	December 31, 2014	December 31, 2014
Commercial and industrial	$2,266	$1,024	$1,421	$64
Real estate – mortgage	7,256	630	7,513	648
RE construction & development	6,287	40	6,371	—
Agricultural	29	—	32	—
Installment/other	1,314	503	700	3
Total Impaired Loans	$17,152	$2,197	$16,037	$715

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At March 31, 2015, approximately $6,927,000 of the total $14,803,000 in TDRs was comprised of real estate mortgages. An additional $5,951,000 was related to real estate construction and development loans.

Total troubled debt restructurings decreased 1.31% at March 31, 2015 compared to December 31, 2014. Nonaccrual TDRs decreased by 3.72% while accruing TDRs increased by 2.68% over the same period. Within TDR categories, total residential mortgages and real estate construction TDRs showed a decrease of 0.69%. The majority of these credits are related to real estate construction projects that slowed significantly or stalled. The Company has pursued restructuring the qualified credits while the construction industry recovers in order to allow developers an opportunity to finish projects at a slower pace. Concessions granted in these circumstances include lengthened maturities, lower lot release prices, or rate reductions that enable the borrower to finish the construction projects and repay loans to the Company. The Company has had general success in its restructuring efforts even though not all restructured efforts will be entirely successful.

The following table summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at March 31, 2015 and December 31, 2014.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	March 31, 2015	March 31, 2015	March 31, 2015
Commercial and industrial	$1,203	$388	$815
Real estate - mortgage:
Commercial real estate	2,646	2,646	—
Residential mortgages	4,281	902	3,379
Home equity loans	—	—	—
Total real estate mortgage	6,927	3,548	3,379
RE construction & development	5,951	5,075	876
Agricultural	28	—	28
Installment/other	694	—	694
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$14,803	$9,011	$5,792

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2014	December 31, 2014	December 31, 2014
Commercial and industrial	$1,306	$421	$885
Real estate - mortgage:
Commercial real estate	2,713	2,713	—
Residential mortgages	4,225	1,084	3,141
Home equity loans	—	—	—
Total real estate mortgage	6,938	3,797	3,141
RE construction & development	6,029	5,141	888
Agricultural	32	—	32
Installment/other	695	—	695
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$15,000	$9,359	$5,641

Of the $14,803,000 in total TDRs at March 31, 2015, $9,011,000 were on nonaccrual status at period-end. Of the $15,000,000 in total TDRs at December 31, 2014, $9,359,000 were on nonaccrual status at period-end. As of March 31, 2015, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

The following table summarizes special mention loans by type at March 31, 2015 and December 31, 2014.

(in thousands)	March 31, 2015	December 31, 2014
Commercial and industrial	$—	$342
Real estate - mortgage:
Commercial real estate	—	1,095
Residential mortgages	215	216
Home equity loans	—	—
Total real estate mortgage	215	1,311
RE construction & development	—	—
Agricultural	113	113
Installment/other	—	—
Commercial lease financing	—	—
Total Special Mention Loans	$328	$1,766

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

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the three months ended March 31, 2015 and March 31, 2014.

Table 7. Allowance for Credit Losses - Summary of Activity

(in 000's)	March 31, 2015	March 31, 2014
Total loans outstanding at end of period before deducting allowances for credit losses	$492,560	$411,423
Average loans outstanding during period	466,781	395,277

Balance of allowance at beginning of period	10,771	10,988
Loans charged off:
Real estate	—	(134)
Commercial and industrial	(215)	(3)
Installment and other	(3)	(5)
Total loans charged off	(218)	(142)
Recoveries of loans previously charged off:
Real estate	37	98
Commercial and industrial	237	119
Installment and other	4	68
Total loan recoveries	278	285
Net loans recovered	60	143

Provision charged to operating expense	459	(47)
Balance of allowance for credit losses at end of period	$11,290	$11,084

Net loan (recoveries) charge-offs to total average loans (annualized)	(0.05)%	(0.15)%
Net loan (recoveries) charge-offs to loans at end of period (annualized)	(0.05)%	(0.14)%
Allowance for credit losses to total loans at end of period	2.29%	2.69%
Net loan (recoveries) charge-offs to allowance for credit losses (annualized)	(2.13)%	(5.16)%
Provision for credit losses to net (recoveries) charge-offs (annualized)	3,060.00%	131.47%

Total loan charge-offs increased $76,000 during the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. Loan recoveries totaled $278,000 during the three months ended March 31, 2015, decreasing by $7,000 from the same period in 2014.

At March 31, 2015 and March 31, 2014, $282,000 and $233,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, reported separately in other liabilities. Management believes that the 2.29% credit loss allowance at March 31, 2015 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in losses to the loan portfolio.

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

Table 8. Nonperforming Assets

(in 000's)	March 31, 2015	December 31, 2014
Nonaccrual Loans (1)	$10,907	$9,935
Restructured Loans	5,792	5,641
Total nonperforming loans	16,699	15,576
Other real estate owned	14,010	14,010
Total nonperforming assets	$30,709	$29,586

Nonperforming loans to total gross loans	3.39%	3.40%
Nonperforming assets to total assets	4.53%	4.46%
Allowance for loan losses to nonperforming loans	67.61%	69.15%

(1)	Included in nonaccrual loans at March 31, 2015 and December 31, 2014 are restructured loans totaling $9,011,000 and $9,359,000, respectively.

Non-performing loans increased $1,123,000 between December 31, 2014 and March 31, 2015. Nonaccrual loans increased $972,000 between December 31, 2014 and March 31, 2015, with real estate mortgage and real estate construction loans comprising approximately 81.97% of total nonaccrual loans at March 31, 2015. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans decreased from 69.15% at December 31, 2014 to 67.61% at March 31, 2015.

(in 000's)	Balance	Balance	Change from
Nonaccrual Loans:	March 31, 2015	December 31, 2014	December 31, 2014
Commercial and industrial	$1,350	$433	$917
Real estate - mortgage	3,866	4,361	(495)
RE construction & development	5,075	5,141	(66)
Agricultural	—	—	0
Installment/other	616	—	616
Total Nonaccrual Loans	$10,907	$9,935	$972

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at March 31, 2015 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At March 31, 2015, the Company had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At March 31, 2015, the Bank had 72.60% of total assets in the loan portfolio and a loan to deposit ratio of 85.18%, as compared to 69.00% of total assets in the loan portfolio and a loan to deposit ratio of 80.94% at December 31, 2014. Liquid assets at March 31, 2015, include cash and cash equivalents totaling $85,478,000 as compared to $103,577,000 at December 31, 2014. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $329,518,000 and an uncollateralized line of credit from Pacific Coast Banker's Bank (PCBB) of $10,000,000 at March 31, 2015.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion). The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Since the quarter ended March 31, 2009, the Bank has been precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at March 31, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. During the second quarter of 2014, the Bank received approval from the Federal Reserve Bank to upstream a dividend to the parent company for the purpose of payment of deferred interest on the Company's junior subordinated debt.  During the three months ended March 31, 2015, the Company received $110,000 in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2013	$135,212
March 31, 2014	$136,607
December 31, 2014	$103,577
March 31, 2015	$85,478

Cash and cash equivalents decreased $18,099,000 during the three months ended March 31, 2015, as compared to an increase of $1,395,000 during the three months ended March 31, 2014.

The Company had a net cash inflow from operations of $2,064,000 for the three months ended March 31, 2015 and a cash inflow from operations totaling $2,101,000 for the period ended March 31, 2014. The Company experienced net cash outflows from investing activities totaling $33,058,000 from an increase in the loan portfolio due to the purchase of a residential mortgage loan pool during the three months ended March 31, 2015. For the three months ended March 31, 2014, the Company experienced net cash outflows from investing activities of $26,499,000 due to an increase in loan volume and purchases of investment securities.

During the three months ended March 31, 2015, the Company experienced net cash inflows from financing activities totaling $12,895,000, primarily as the result of increases in demand deposits accounts. For the three months ended March 31, 2014, the Company experienced net cash inflows of $25,793,000 from financing activities due to increases in demand deposit and savings accounts.

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

In addition to the general capital adequacy guidelines, pursuant to the DBO’s MOU the Bank is required to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0%. For purposes of the MOU, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 13.3% and 12.8% at March 31, 2015 and 2014, respectively.

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

The following table sets forth the Company’s and the Bank's actual capital positions at March 31, 2015, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Ratio at March 31, 2015	Ratio at December 31, 2014	Minimum for Capital Adequacy	Minimum requirement for "Well Capitalized" Institution
Total capital to risk weighted assets
Company	16.39%	17.29%	8.00%	N/A
Bank	16.50%	16.91%	8.00%	10.00%
Tier 1 capital to risk-weighted assets
Company	15.13%	16.03%	6.00%	N/A
Bank	15.24%	15.65%	6.00%	8.00%
Common equity tier 1 capital to risk-weighted assets
Company	13.52%	N/A	4.50%	N/A
Bank	15.24%	N/A	4.50%	6.50%
Tier 1 capital to adjusted average assets (leverage)
Company	13.15%	12.49%	4.00%	N/A
Bank	13.24%	12.25%	4.00%	5.00%

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
The final rules set a new common equity tier 1 requirement and higher minimum tier 1 requirements for all banking organizations. They also place limits on capital distributions and certain discretionary bonus payments if a banking organization does not maintain a buffer of common equity tier 1 capital above minimum capital requirements. The rules revise the prompt corrective action framework to incorporate the new regulatory capital minimums. They also enhance risk sensitivity and address weaknesses identified over recent years with the measure of risk-weighted assets.
As of March 31, 2015, the Company and the Bank meets all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an informal agreement with the Federal Reserve Bank and Department of Business Oversight that, among other things, requires prior approval before paying a cash dividend or otherwise making a distribution of stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company.  In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the year ended March 31, 2015, the Bank’s cash dividends of $110,000 paid to the Company were approved by the Federal Reserve and the DBO and funded the Company’s operating costs and payments of interest on its junior subordinated debentures.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At March 31, 2015, the bank was not subject to a reserve requirement.

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

As of March 31, 2015, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. Other Information

Item 1. Not applicable

Item 1A. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2015.

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

* Data required by Accounting Standards Codification (ASC) 260, Earnings per Share, is provided in Note 8 to the consolidated financial statements in this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Security Bancshares

Date:	May 8, 2015	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer