Form 10-Q
period 2015-06-30
UNITED SECURITY BANCSHARES
filed 2015-08-06
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of July 31, 2015: 15,735,131

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
June 30, 2015 and December 31, 2014

(in thousands except shares)	June 30, 2015	December 31, 2014
Assets
Cash and non-interest bearing deposits in other banks	$22,708	$21,348
Cash and due from Federal Reserve Bank	59,445	82,229
Cash and cash equivalents	82,153	103,577
Interest-bearing deposits in other banks	1,525	1,522
Investment securities available for sale (at fair value)	42,779	48,301
Loans	503,747	457,919
Unearned fees and unamortized loan origination costs, net	383	(324)
Allowance for credit losses	(11,552)	(10,771)
Net loans	492,578	446,824
Accrued interest receivable	1,996	1,927
Premises and equipment – net	11,193	11,550
Other real estate owned	14,010	14,010
Goodwill	4,488	4,488
Cash surrender value of life insurance	17,975	17,717
Investment in limited partnerships	929	871
Deferred income taxes - net	6,855	6,853
Other assets	5,839	5,529
Total assets	$682,320	$663,169

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$235,498	$215,439
Interest bearing	344,463	349,934
Total deposits	579,961	565,373

Accrued interest payable	28	40
Accounts payable and other liabilities	6,411	4,815
Junior subordinated debentures (at fair value)	9,916	10,115
Total liabilities	596,316	580,343

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 15,735,131 issued and outstanding at June 30, 2015, and 15,425,086 at December 31, 2014	50,914	49,271
Retained earnings	35,392	33,730
Accumulated other comprehensive loss	(302)	(175)
Total shareholders' equity	86,004	82,826
Total liabilities and shareholders' equity	$682,320	$663,169

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands except shares and EPS)	2015	2014	2015	2014
Interest Income:
Loans, including fees	$6,634	$5,940	$12,913	$11,415
Investment securities – AFS – taxable	166	233	380	461
Interest on deposits in FRB	37	64	83	147
Interest on deposits in other banks	1	1	3	3
Total interest income	6,838	6,238	13,379	12,026
Interest Expense:
Interest on deposits	253	259	512	521
Interest on other borrowings	59	63	117	124
Total interest expense	312	322	629	645
Net Interest Income	6,526	5,916	12,750	11,381
(Recovery of Provision) Provision for Credit Losses	(2)	(93)	457	(140)
Net Interest Income after (Recovery of Provision) Provision for Credit Losses	6,528	6,009	12,293	11,521
Noninterest Income:
Customer service fees	866	888	1,699	1,682
Increase in cash surrender value of bank-owned life insurance	130	128	258	255
Gain (loss) on fair value of financial liability	324	216	199	(129)
Gain on sale of investment in limited partnership	—	691	—	691
Gain on sale of fixed asset	—	25	—	25
Other	226	157	311	298
Total noninterest income	1,546	2,105	2,467	2,822
Noninterest Expense:
Salaries and employee benefits	2,273	2,279	4,704	4,805
Occupancy expense	1,034	956	1,974	1,829
Data processing	28	28	59	69
Professional fees	252	327	600	507
Regulatory assessments	225	239	471	472
Director fees	68	61	124	117
Amortization of intangibles	—	15	—	62
Correspondent bank service charges	19	30	38	59
Loss on California tax credit partnership	30	24	60	47
Net cost on operation of OREO	126	84	194	364
Other	627	701	1,166	1,207
Total noninterest expense	4,682	4,744	9,390	9,538
Income Before Provision for Taxes	3,392	3,370	5,370	4,805
Provision for Taxes on Income	1,329	1,323	2,079	1,849
Net Income	$2,063	$2,047	$3,291	$2,956

Net Income per common share
Basic	$0.13	$0.13	$0.21	$0.19
Diluted	$0.13	$0.13	$0.21	$0.19
Shares on which net income per common shares were based
Basic	15,735,131	15,710,238	15,735,131	15,710,238
Diluted	15,737,009	15,719,955	15,737,007	15,718,777

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net Income	$2,063	$2,047	$3,291	$2,956

Unrealized holdings (losses) gains on securities	(367)	57	(247)	8
Unrealized gains on unrecognized post-retirement costs	17	15	36	31
Other comprehensive (loss) income, before tax	(350)	72	(211)	39
Tax benefit (expense) related to securities	147	(23)	99	(3)
Tax expense related to unrecognized post-retirement costs	(7)	(6)	(15)	(13)
Total other comprehensive (loss) income	(210)	43	(127)	23
Comprehensive income	$1,853	$2,090	$3,164	$2,979

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance December 31, 2013	14,799,888	$45,778	$30,884	$(119)	$76,543

Other comprehensive loss				23	23
Common stock dividends	297,394	1,685	(1,685)		—
Stock-based compensation expense		16			16
Net income			2,956		2,956
Balance June 30, 2014	15,097,282	$47,479	$32,155	$(96)	$79,538

Other comprehensive loss				(79)	(79)
Common stock dividends	303,882	1,685	(1,685)		—
Common stock issuance	23,922	95			95
Stock-based compensation expense		12			12
Net income			3,260		3,260
Balance December 31, 2014	15,425,086	$49,271	$33,730	$(175)	$82,826

Other comprehensive loss				(127)	(127)
Common stock dividends	310,045	1,629	(1,629)		—
Stock-based compensation expense		14			14
Net income			3,291		3,291
Balance June 30, 2015	15,735,131	$50,914	$35,392	$(302)	$86,004

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2015	2014
Cash Flows From Operating Activities:
Net Income	$3,291	$2,956
Adjustments to reconcile net income:to cash provided by operating activities:
Provision (recovery of provision) for credit losses	457	(140)
Depreciation and amortization	717	667
Amortization of investment securities	139	120
Accretion of investment securities	(14)	(18)
Increase in accrued interest receivable	(69)	(183)
Decrease in accrued interest payable	(12)	(5)
Decrease in accounts payable and accrued liabilities	(342)	(1,172)
(Decrease) increase in unearned fees	(707)	455
Increase in income taxes payable	1,997	1,898
Stock-based compensation expense	14	15
Benefit for deferred income taxes	82	(53)
Gain on sale of other real estate owned	1	(107)
Increase in cash surrender value of bank-owned life insurance	(258)	(255)
Loss on fair value option of financial liabilities	(199)	129
Loss on tax credit limited partnership interest	60	47
Amortization of CDI	—	62
Gain on sale of investment in limited partnership	—	(691)
Gain on sale of premises and equipment	—	(25)
Net decrease in other assets	(185)	(192)
Net cash provided by operating activities	4,972	3,508

Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	(3)	(3)
Purchase of correspondent bank stock	(147)	(97)
Purchases of available-for-sale securities	—	(10,192)
Maturities and calls of available-for-sale securities	2,000	—
Principal payments of available-for-sale securities	3,149	2,456
Net increase in loans	(45,546)	(25,473)
Cash proceeds from sales of other real estate owned	41	1,017
Investment in limited partnership	(118)	(70)
Cash proceeds from sale of investment in limited partnership	—	1,250
Capital expenditures of premises and equipment	(360)	(485)
Net cash used in investing activities	(40,984)	(31,597)

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	18,119	12,422
Net (decrease) increase in certificates of deposit	(3,531)	1,154
Net cash provided by financing activities	14,588	13,576

Net decrease in cash and cash equivalents	(21,424)	(14,513)

Cash and cash equivalents at beginning of period	103,577	135,212
Cash and cash equivalents at end of period	$82,153	$120,699

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

2.	Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of June 30, 2015 and December 31, 2014:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
June 30, 2015
Securities available for sale:
U.S. Government agencies	$10,748	$379	$—	$11,127
U.S. Government collateralized mortgage obligations	27,733	239	(135)	27,837
Mutual Funds	4,000	—	(185)	3,815
Total securities available for sale	$42,481	$618	$(320)	$42,779

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2014
Securities available for sale:
U.S. Government agencies	$12,097	$399	$—	$12,496
U.S. Government collateralized mortgage obligations	31,659	336	(13)	31,982
Mutual Funds	4,000	—	(177)	3,823
Total securities available for sale	$47,756	$735	$(190)	$48,301

The amortized cost and fair value of securities available for sale at June 30, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns. Mutual funds are included in the "due in one year or less" category below.

	June 30, 2015
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$4,000	$3,815
Due after one year through five years	21	21
Due after five years through ten years	—	—
Due after ten years	10,727	11,106
Collateralized mortgage obligations	27,733	27,837
	$42,481	$42,779

There were no realized gains or losses on sales of available-for-sale securities for the three and six month periods ended June 30, 2015 and June 30, 2014. There were no other-than-temporary impairment losses for the three and six month periods ended June 30, 2015 and June 30, 2014.

At June 30, 2015, available-for-sale securities with an amortized cost of approximately $25,493,197 (fair value of $25,945,316) were pledged as collateral for FHLB borrowings and public funds balances.

The Company had no held-to-maturity or trading securities at June 30, 2015 or December 31, 2014.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
June 30, 2015	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
U.S. Government agency collateral mortgage obligations	12,575	(135)	—	—	12,575	(135)
Mutual Funds	—	—	3,815	(185)	3,815	(185)
Total impaired securities	$12,575	$(135)	$3,815	$(185)	$16,390	$(320)

December 31, 2014
Securities available for sale:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
U.S. Government agency collateral mortgage obligations	6,478	(13)	—	—	6,478	(13)
Mutual Funds	—	—	3,823	(177)	3,823	(177)
Total impaired securities	$6,478	$(13)	$3,823	$(177)	$10,301	$(190)

Temporarily impaired securities at June 30, 2015, were comprised of one mutual fund and six U.S. government agency collateral mortgage obligations.

The Company evaluates investment securities for other-than-temporary impairment (OTTI) at least quarterly, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under ASC Topic 320, Investments – Debt and Equity Instruments. Certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, are evaluated under ASC Topic 325-40, Beneficial Interest in Securitized Financial Assets.

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

Additionally, other-than-temporary-impairment occurs when the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If the Company intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary-impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary-impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary-impairment related to the credit loss is recognized in earnings, and is determined based on the difference between the present value of cash flows expected to be collected and the current amortized cost of the security. The amount of the total other-than-temporary-impairment related to other factors shall be recognized in other comprehensive (loss) income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary-impairment recognized in earnings shall become the new amortized cost basis of the investment.

At June 30, 2015, the decline in market value of the impaired mutual fund and collateralized mortgage obligation securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities and it is not more likely than not that it will be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

3.	Loans

Loans are comprised of the following:

(in 000's)	June 30, 2015	December 31, 2014
Commercial and Business Loans	$59,596	$60,422
Government Program Loans	1,782	1,947
Total Commercial and Industrial	61,378	62,369
Real Estate – Mortgage:
Commercial Real Estate	163,467	154,672
Residential Mortgages	75,845	59,095
Home Improvement and Home Equity loans	994	1,110
Total Real Estate Mortgage	240,306	214,877
Real Estate Construction and Development	157,527	137,158
Agricultural	33,820	31,713
Installment	10,716	11,802
Total Loans	$503,747	$457,919

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 12.2% of total loans at June 30, 2015 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 47.7% of total loans at June 30, 2015, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower.

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

Real estate construction and development loans, representing 31.3% of total loans at June 30, 2015, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 6.7% of total loans at June 30, 2015 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans represent 2.1% of total loans at June 30, 2015 and generally consist of loans to individuals for household, family and other personal expenditures such as credit cards, automobiles or other consumer items.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At June 30, 2015 and December 31, 2014, these financial instruments include commitments to extend credit of $103,021,000 and $105,434,000, respectively, and standby letters of credit of $3,853,000 and $3,800,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at June 30, 2015 (in 000's):

June 30, 2015	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$118	$—	$962	$1,080	$58,516	$59,596	$—
Government Program Loans	19	—	—	19	1,763	1,782	—
Total Commercial and Industrial	137	—	962	1,099	60,279	61,378	—
Commercial Real Estate Loans	761	—	—	761	162,706	163,467	—
Residential Mortgages	—	183	85	268	75,577	75,845	—
Home Improvement and Home Equity Loans	30	—	—	30	964	994	—
Total Real Estate Mortgage	791	183	85	1,059	239,247	240,306	—

Real Estate Construction and Development Loans	—	—	—	—	157,527	157,527	—
Agricultural Loans	—	—	—	—	33,820	33,820	—
Consumer Loans	—	—	450	450	10,056	10,506	—
Overdraft Protection Lines	—	—	—	—	79	79	—
Overdrafts	—	—	—	—	131	131	—
Total Installment	—	—	450	450	10,266	10,716	—
Total Loans	$928	$183	$1,497	$2,608	$501,139	$503,747	$—

The following is a summary of delinquent loans at December 31, 2014 (in 000's):

December 31, 2014	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$962	$—	$—	$962	$59,460	$60,422	$—
Government Program Loans	445	—	—	445	1,502	1,947	—
Total Commercial and Industrial	1,407	—	—	1,407	60,962	62,369	—
Commercial Real Estate Loans	463	—	—	463	154,209	154,672	—
Residential Mortgages	—	90	162	252	58,843	59,095	—
Home Improvement and Home Equity Loans	43	—	42	85	1,025	1,110	—
Total Real Estate Mortgage	506	90	204	800	214,077	214,877	—
Real Estate Construction and Development Loans	—	—	—	—	137,158	137,158	—
Agricultural Loans	—	—	—	—	31,713	31,713	—
Consumer Loans	67	—	—	67	11,428	11,495	—
Overdraft Protection Lines	—	—	—	—	92	92	—
Overdrafts	—	—	—	—	215	215	—
Total Installment	67	—	—	67	11,735	11,802	—
Total Loans	$1,980	$90	$204	$2,274	$455,645	$457,919	$—

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

Nonaccrual loans totaled $8,358,000 and $9,935,000 at June 30, 2015 and December 31, 2014, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at June 30, 2015 or December 31, 2014.

The following is a summary of nonaccrual loan balances at June 30, 2015 and December 31, 2014 (in 000's).

	June 30, 2015	December 31, 2014
Commercial and Business Loans	$962	$12
Government Program Loans	368	421
Total Commercial and Industrial	1,330	433

Commercial Real Estate Loans	1,302	3,145
Residential Mortgages	268	1,174
Home Improvement and Home Equity Loans	—	42
Total Real Estate Mortgage	1,570	4,361

Real Estate Construction and Development Loans	5,008	5,141
Agricultural Loans	—	—

Consumer Loans	450	—
Overdraft Protection Lines	—	—
Overdrafts	—	—
Total Installment	450	—
Total Loans	$8,358	$9,935

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

-
For loans secured by collateral including real estate and equipment, the fair value of the collateral less selling costs will determine the carrying value of the loan. The difference between the recorded investment in the loan and the fair value, less selling costs, determines the amount of impairment. The Company uses the measurement method based on fair value of collateral when the loan is collateral dependent and foreclosure is probable. For loans that are not considered collateral dependent, a discounted cash flow methodology is used.

-
The discounted cash flow method of measuring the impairment of a loan is used for impaired loans that are not considered to be collateral dependent. Under this method, the Company assesses both the amount and timing of cash flows expected from impaired loans. The estimated cash flows are discounted using the loan's effective interest rate. The difference between the amount of the loan on the Bank's books and the discounted cash flow amounts determines the amount of impairment to be provided. This method is used for most of the Company’s troubled debt restructurings or other impaired loans where some payment stream is being collected.

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

The following is a summary of impaired loans at June 30, 2015 (in 000's).

June 30, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$1,668	$516	$1,153	$1,669	$1,002	$1,516	$54
Government Program Loans	368	368	—	368	—	392	16
Total Commercial and Industrial	2,036	884	1,153	2,037	1,002	1,908	70

Commercial Real Estate Loans	1,302	—	1,302	1,302	441	2,364	6
Residential Mortgages	3,906	1,419	2,496	3,915	150	4,270	124
Home Improvement and Home Equity Loans	—	—	—	—	—	28	—
Total Real Estate Mortgage	5,208	1,419	3,798	5,217	591	6,662	130

Real Estate Construction and Development Loans	6,195	5,482	718	6,200	146	6,286	178
Agricultural Loans	24	25	—	25	—	28	4

Consumer Loans	1,100	—	1,103	1,103	583	1,039	9
Overdraft Protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	1,100	—	1,103	1,103	583	1,039	9
Total Impaired Loans	$14,563	$7,810	$6,772	$14,582	$2,322	$15,923	$391

(1) The recorded investment in loans includes accrued interest receivable of $19,000.
(2) Information is based on the six month period ended June 30, 2015.

The following is a summary of impaired loans at December 31, 2014 (in 000's).

December 31, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$996	$770	$230	$1,000	$64	$847	$76
Government Program Loans	421	421	—	421	—	250	28
Total Commercial and Industrial	1,417	1,191	230	1,421	64	1,097	104

Commercial Real Estate Loans	3,145	1,794	1,351	3,145	478	5,765	244
Residential Mortgages	4,315	1,474	2,852	4,326	170	4,564	188
Home Improvement and Home Equity Loans	42	42	—	42	—	11	3
Total Real Estate Mortgage	7,502	3,310	4,203	7,513	648	10,340	435

Real Estate Construction and Development Loans	6,367	6,371	—	6,371	—	3,362	209
Agricultural Loans	32	32	—	32	—	37	9

Consumer Loans	695	655	45	700	3	209	37
Overdraft Protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	695	655	45	700	3	209	37
Total Impaired Loans	$16,013	$11,559	$4,478	$16,037	$715	$15,045	$794

(1) The recorded investment in loans includes accrued interest receivable of $24,000.
(2) Information is based on the twelve month period ended December 31, 2014.

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructurings for which the loan is performing under the current contractual terms for a reasonable period of time, income is recognized under the accrual method.

The average recorded investment in impaired loans for the quarters ended June 30, 2015 and 2014 was $15,867,000 and $15,073,000, respectively. Interest income recognized on impaired loans for the quarters ended June 30, 2015 and 2014 was approximately $144,000 and $132,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $41,000 and $58,000 for the quarters ended June 30, 2015 and 2014, respectively.

The average recorded investment in impaired loans for the six months ended June 30, 2015 and 2014 was $15,923,000 and $14,877,000, respectively. Interest income recognized on impaired loans for the six months ended June 30, 2015 and 2014 was approximately $391,000 and $287,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $200,000 and $147,000 for the six months ended June 30, 2015 and 2014, respectively.

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

The following tables illustrates TDR activity for the periods indicated:

Three Months Ended June 30, 2015
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	—	$—	$—	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	—	$—	$—	—	$—

Six Months Ended June 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	1	$258	$254	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	1	$258	$254	—	$—

Three Months Ended June 30, 2014
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	1	$50	$49	1	$—
Government Program Loans	1	544	539	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	2	$594	$588	1	$—

	Six Months Ended June 30, 2014
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	1	$50	$49	1	$—
Government Program Loans	1	544	539	1	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	2	495
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	—	—	—	2	394
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	2	$594	$588	6	$889

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At June 30, 2015, the Company had 28 restructured loans totaling $12,459,000 as compared to 33 restructured loans totaling $15,000,000 at December 31, 2014.

The following tables summarize TDR activity by loan category for the six months ended June 30, 2015 and June 30, 2014 (in 000's).

Six Months Ended June 30, 2015	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$1,306	$2,713	$4,225	$—	$6,029	$32	$695	$15,000

Defaults	—	—	—	—	—	—	—	—
Additions	—	—	256	—	—	—	—	256

Principal reductions	(331)	(1,411)	(843)	—	(159)	(7)	(46)	(2,797)

Ending balance	$975	$1,302	$3,638	$—	$5,870	$25	$649	$12,459

Allowance for loan loss	$18	$441	$150	$—	$80	$—	$132	$821

Six Months Ended June 30, 2014	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$675	$1,468	$5,273	$—	$1,551	$44	$48	$9,059

Defaults	—	—	(495)	—	(394)	—	—	(889)
Additions	588	—	—	—	—	—	—	588

Principal reductions	(156)	(58)	(242)	—	(667)	(6)	(2)	(1,131)

Ending balance	$1,107	$1,410	$4,536	$—	$490	$38	$46	$7,627

Allowance for loan loss	$27	$467	$231	$—	$—	$—	$3	$728

The following tables summarize TDR activity by loan category for the quarters ended June 30, 2015 and June 30, 2014.

Three months ended June 30, 2015	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Lease Financing	Total
Beginning balance	$1,203	$2,646	$4,282	$—	$5,950	$28	$694	$—	$14,803

Defaults	—	—	—	—	—	—	—	—	—
Additions	—	—	—	—	—	—	—	—	—

Principal reductions	(228)	(1,344)	(644)	—	(80)	(3)	(45)	—	(2,344)

Ending balance	$975	$1,302	$3,638	$—	$5,870	$25	$649	$—	$12,459

Allowance for loan loss	$18	$441	$150	$0	$80	$—	$132	$—	$821

Three months ended June 30, 2014	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Lease Financing	Total
Beginning balance	$660	$1,445	$4,813	$—	$885	$41	$47	$—	$7,891

Defaults	—	—	—	—	—	—	—	—	—
Additions	588	—	—	—	—	—	—	—	588

Principal reductions	(141)	(35)	(277)	—	(395)	(3)	(1)	—	(852)

Ending balance	$1,107	$1,410	$4,536	$—	$490	$38	$46	$—	$7,627

Allowance for loan loss	$27	$467	$231	$—	$—	$—	$3	$—	$728

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

-
Grade 3 – This grade includes loans to borrowers with solid credit quality with minimal risk. The borrower’s balance sheet and financial ratios are generally in line with industry averages, and the borrower has historically demonstrated the ability to manage economic adversity. Real estate and asset-based loans assigned this risk rating must have characteristics, which place them well above the minimum underwriting requirements for those departments. Asset-

based borrowers assigned this rating must exhibit extremely favorable leverage and cash flow characteristics, and consistently demonstrate a high level of unused borrowing capacity.

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

-
Grade 8 – This grade includes “doubtful” loans which exhibit the same characteristics as the Substandard loans with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include a proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.

-
Grade 9 – This grade includes loans classified “loss” which are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off the asset even though partial recovery may be achieved in the future.

The Company did not carry any loans graded as loss at June 30, 2015 or December 31, 2014.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for June 30, 2015 and December 31, 2014:

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
June 30, 2015
(in 000's)
Grades 1 and 2	$552	$—	$—	$—	$552
Grade 3	7,010	6,046	—	—	13,056
Grades 4 and 5 – pass	47,331	152,844	136,082	33,820	370,077
Grade 6 – special mention	4,957	3,275	—	—	8,232
Grade 7 – substandard	566	1,302	21,445	—	23,313
Grade 8 – doubtful	962	—	—	—	962
Total	$61,378	$163,467	$157,527	$33,820	$416,192

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2014
(in 000's)
Grades 1 and 2	$591	$—	$—	$—	$591
Grade 3	2,012	4,808	775	—	7,595
Grades 4 and 5 – pass	58,179	144,230	114,766	31,600	348,775
Grade 6 – special mention	342	1,095	—	113	1,550
Grade 7 – substandard	1,245	4,539	21,617	—	27,401
Grade 8 – doubtful	—	—	—	—	—
Total	$62,369	$154,672	$137,158	$31,713	$385,912

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	Residential Mortgages	Home Improvement and Home Equity	Installment	Total	Residential Mortgages	Home Improvement and Home Equity	Installment	Total
(in 000's)
Not graded	$54,917	$964	$9,171	$65,052	$38,207	$1,038	$10,287	$49,532
Pass	18,088	30	445	18,563	17,887	30	865	18,782
Special Mention	216	—	—	216	216	—	—	216
Substandard	2,626	—	1,100	3,726	2,785	42	650	3,477
Total	$75,847	$994	$10,716	$87,557	$59,095	$1,110	$11,802	$72,007

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

The following summarizes the activity in the allowance for credit losses by loan category for the six months ended June 30, 2015 and 2014 (in 000's).

Six Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
June 30, 2015
Beginning balance	$1,219	$1,653	$6,278	$481	$293	$—	$847	$10,771
Provision for credit losses	812	(170)	52	(31)	535	—	(741)	457

Charge-offs	(385)	—	—	—	(17)	—	(6)	(408)
Recoveries	571	126	30	—	4	—	1	732
Net recoveries	186	126	30	—	(13)	—	(5)	324

Ending balance	$2,217	$1,609	$6,360	$450	$815	$—	$101	$11,552
Period-end amount allocated to:
Loans individually evaluated for impairment	1,002	591	146	—	583	—	—	2,322
Loans collectively evaluated for impairment	1,215	1,018	6,214	450	232	—	101	9,230
Ending balance	$2,217	$1,609	$6,360	$450	$815	$—	$101	$11,552

Six Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
June 30, 2014
Beginning balance	$2,340	$1,862	$5,533	$583	$275	$—	$395	$10,988
Recovery of provision for credit losses	(1,026)	(52)	758	(92)	(23)	(46)	341	(140)

Charge-offs	(90)	(131)	(60)	—	—	—	(6)	(287)
Recoveries	172	9	222	3	36	46	—	488
Net charge-offs	82	(122)	162	3	36	46	(6)	201

Ending balance	$1,396	$1,688	$6,453	$494	$288	—	$730	$11,049
Period-end amount allocated to:
Loans individually evaluated for impairment	27	698	—	—	3	—	—	728
Loans collectively evaluated for impairment	1,369	990	6,453	494	285	—	730	10,321
Ending balance	$1,396	$1,688	$6,453	$494	$288	—	$730	$11,049

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
June 30, 2015
Beginning balance	$2,075	$1,744	$6,209	$493	$761	$—	$8	$11,290
Provision for credit losses	(22)	(254)	151	(43)	69	—	97	(2)

Charge-offs	(170)	—	—	—	(17)	—	(4)	(191)
Recoveries	334	119	—	—	2	—	—	455
Net charge-offs	164	119	—	—	(15)	—	(4)	264

Ending balance	$2,217	$1,609	$6,360	$450	$815	$—	$101	$11,552
Period-end amount allocated to:
Loans individually evaluated for impairment	1,002	591	146	—	583	—	—	2,322
Loans collectively evaluated for impairment	1,215	1,018	6,214	450	232	—	101	9,230
Ending balance	$2,217	$1,609	$6,360	$450	$815	$—	$101	$11,552

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
June 30, 2014
Beginning balance	$1,628	$1,644	$6,645	$412	$310	$—	$445	$11,084
Provision for credit losses	(201)	98	(321)	80	(40)	—	291	(93)

Charge-offs	(87)	(56)	—	—	5	—	(6)	(144)
Recoveries	56	2	129	2	13	—	—	202
Net charge-offs	(31)	(54)	129	2	18	—	(6)	58

Ending balance	$1,396	$1,688	$6,453	$494	$288	$—	$730	$11,049
Period-end amount allocated to:
Loans individually evaluated for impairment	27	698	—	—	3	—	—	728
Loans collectively evaluated for impairment	1,369	990	6,453	494	285	—	730	10,321
Ending balance	$1,396	$1,688	$6,453	$494	$288	$—	$730	$11,049

The following summarizes information with respect to the loan balances at June 30, 2015 and 2014.

	June 30, 2015			June 30, 2014
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and Business Loans	$1,669	$57,927	$59,596	$615	$64,121	$64,736
Government Program Loans	368	1,414	1,782	539	1,582	2,121
Total Commercial and Industrial	2,037	59,341	61,378	1,154	65,703	66,857

Commercial Real Estate Loans	1,302	162,165	163,467	8,113	145,589	153,702
Residential Mortgage Loans	3,915	71,930	75,845	4,644	44,146	48,790
Home Improvement and Home Equity Loans	—	994	994	—	1,231	1,231
Total Real Estate Mortgage	5,217	235,089	240,306	12,757	190,966	203,723

Real Estate Construction and Development Loans	6,200	151,327	157,527	491	111,215	111,706

Agricultural Loans	25	33,795	33,820	38	31,439	31,477

Installment Loans	1,103	9,613	10,716	46	9,118	9,164

Total Loans	$14,582	$489,165	$503,747	$14,486	$408,441	$422,927

4.	Deposits

Deposits include the following:

(in 000's)	June 30, 2015	December 31, 2014
Noninterest-bearing deposits	$235,498	$215,439
Interest-bearing deposits:
NOW and money market accounts	211,235	211,290
Savings accounts	58,614	60,499
Time deposits:
Under $250,000	63,083	65,844
$250,000 and over	11,531	12,301
Total interest-bearing deposits	344,463	349,934
Total deposits	$579,961	$565,373

Total brokered deposits included in time deposits above	$11,504	$11,480

5.	Short-term Borrowings/Other Borrowings

At  June 30, 2015, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $297,377,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $3,346,000. At June 30, 2015, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of June 30, 2015, $3,543,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $416,047,000 in secured and unsecured loans were pledged at June 30, 2015, as collateral for borrowing lines with the Federal Reserve Bank totaling $297,377,000. At June 30, 2015, the Company had no outstanding borrowings.

At December 31, 2014, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $286,993,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $5,814,000. At December 31, 2014, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by all of the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2014, $6,106,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $406,358,000 in secured and unsecured loans were pledged at December 31, 2014, as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $286,993,000. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At December 31, 2014, the Company had no outstanding borrowings.

6.	Supplemental Cash Flow Disclosures

	Six months ended June 30,
(in 000's)	2015	2014
Cash paid during the period for:
Interest	$641	$1,821
Income taxes	$—	$—
Noncash investing activities:
Loans transferred to foreclosed assets	$42	$1,065
Sale of limited partnership interest financed	$—	$3,000

7.	Common Stock Dividend

On June 24, 2015, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of July 6, 2015, 155,796 additional shares were issued to shareholders on July 17, 2015. Because the stock dividend was considered a “small stock dividend,” approximately $800,777 was transferred from retained earnings to common stock based upon the $5.14 closing price of the Company’s common stock on the declaration date of June 24, 2015. There were no fractional shares paid. Except for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

During the first quarter of 2015, the Company's Board of Director's issued a one-percent (1%) stock dividend on the Company's outstanding common stock. Approximately $828,327 was transferred from retained earnings to common stock and 154,249 additional shares were issued to shareholders. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

8.	Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$2,063	$2,047	$3,291	$2,956

Weighted average shares issued	15,735,131	15,710,238	15,735,131	15,710,238
Add: dilutive effect of stock options	1,878	9,717	1,876	8,539
Weighted average shares outstanding adjusted for potential dilution	15,737,009	15,719,955	15,737,007	15,718,777

Basic earnings per share	$0.13	$0.13	$0.21	$0.19
Diluted earnings per share	$0.13	$0.13	$0.21	$0.19
Anti-dilutive stock options excluded from earnings per share calculation	109,000	159,000	109,000	159,000

9.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At June 30, 2015 and December 31, 2014, the Company had no recorded valuation allowance.

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. During 2014, the Company began the process to amend its California state tax returns for the years 2009 through 2012 to file a combined report on a unitary basis with the Company and USB Investment Trust. The amended return for 2009 was filed during 2014 and the amended returns for 2010, 2011, and 2012 will be filed during 2015 once the Franchise Tax Board accepts the 2009 amended return. The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense.

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

At June 30, 2015 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. We believe the 7.37% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At June 30, 2015, the total cumulative gain recorded on the debt is $5,607,000.

The fair value calculation performed at June 30, 2015 resulted in a pretax gain adjustment of $199,000 ($117,000, net of tax) for the six months ended June 30, 2015, compared to a pretax loss adjustment of $129,000 ($76,000, net of tax) for the six months ended June 30, 2014. Fair value gains and losses are reflected as a component of noninterest income on the consolidated statement of income.

The fair value calculation performed at June 30, 2015 resulted in a pretax gain adjustment of $324,000 ($191,000, net of tax) for the quarter ended June 30, 2015, compared to a pretax gain adjustment of $216,000 ($127,000, net of tax) for the quarter ended June 30, 2014.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

June 30, 2015
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$82,153	$82,153	$82,153	$—	$—
Interest-bearing deposits	1,525	1,525	—	1,525	—
Investment securities	42,779	42,779	3,815	38,964	—
Loans	492,578	483,962	—	—	483,962
Accrued interest receivable	1,996	1,996	—	1,996	—
Financial Liabilities:
Deposits:
Noninterest-bearing	235,498	235,498	235,498	—	—
NOW and money market	211,235	211,235	211,235	—	—
Savings	58,614	58,614	58,614	—	—
Time deposits	74,614	74,590	—	—	74,590
Total deposits	579,961	579,937	505,347		74,590
Junior subordinated debt	9,916	9,916	—	—	9,916
Accrued interest payable	28	28	—	28	—

December 31, 2014
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$103,577	$103,577	$103,577	$—	$—
Interest-bearing deposits	1,522	1,522	—	1,522	—
Investment securities	48,301	48,301	3,823	44,478	—
Loans	446,824	441,186	—	—	441,186
Accrued interest receivable	1,927	1,927	—	1,927	—
Financial Liabilities:
Deposits:
Noninterest-bearing	215,439	215,439	215,439	—	—
NOW and money market	211,290	211,290	211,290	—	—
Savings	60,499	60,499	60,499	—	—
Time deposits	78,145	78,239	—	—	78,239
Total deposits	565,373	565,467	487,228	—	78,239
Junior subordinated debt	10,115	10,115	—	—	10,115
Accrued interest payable	40	40	—	40	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no significant transfers in or out of Level 1 and Level 2 fair value measurements during the three and six month periods ended June 30, 2015.

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and Cash Equivalents - The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their estimated fair values.

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

Impaired Loans - Fair value measurements for collateral dependent impaired loans are performed pursuant to authoritative accounting guidance and are based upon either collateral values supported by appraisals and observed market prices. Collateral dependent loans are measured for impairment using the fair value of the collateral. Changes are recorded directly as an adjustment to current earnings..

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

Deposits – Fair values for transaction and savings accounts are equal to the respective amounts payable on demand (i.e., carrying amounts). Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

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

Off-Balance Sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated fair value of commitments to extend credit at June 30, 2015 and December 31, 2014.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheets and results of operations.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2015 and 2014:

June 30, 2015				December 31, 2014
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Discount Rate	7.37%	Junior Subordinated Debt	Discounted cash flow	Discount Rate	6.87%

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of June 30, 2015 (in 000’s):

Description of Assets	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$11,127	$—	$11,127	$—
U.S. Government collateralized mortgage obligations	27,837	—	27,837	—
Mutual Funds	3,815	3,815	—	—
Total AFS securities	$42,779	$3,815	$38,964	$—
Impaired loans (1):
Commercial and industrial	—	—	—	—
Real estate mortgage	—	—	—	—
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	$—	$—	$—	$—
Other real estate owned (1)	—	—	—	—
Total	$42,779	$3,815	$38,964	$—

Description of Liabilities	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$9,916	—	—	$9,916
Total	$9,916	—	—	$9,916

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

(1)Nonrecurring
(2)Recurring

The Company recorded no impairment loss on other real estate owned during the six months ended June 30, 2015 or 2014.

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at December 31, 2014. The Company had no assets measured at fair value on a non-recurring basis at June 30, 2015 (in 000's).

December 31, 2014
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range, Weighted Average
Impaired Loans:
Real estate mortgage	42	Sales Comparison Approach	Adjustment for difference between comparable sales	1%-16%, 13.2%

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the six months ended June 30, 2015 and 2014 (in 000’s):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$10,238	$10,115	$11,532	$11,125
Total gains (losses) included in earnings	324	199	216	(129)
Capitalized interest	(646)	(398)	(1,666)	(914)
Ending balance	$9,916	$9,916	$10,082	$10,082
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$324	$199	$216	$(129)

12.	Goodwill and Intangible Assets

At June 30, 2015, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2014. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is related to the Legacy Bank merger (Campbell reporting unit) completed during February 2007 and totaled approximately $2.9 million at June 30, 2015. The Company completed a "Step 0" analysis for the Campbell reporting unit as of June 30, 2015 and June 30, 2014, with no goodwill impairment.

Under the Step 0 analysis, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes is discount rates, competitive forces within the industry, and other specific industry and market valuation conditions. Based on the results of the Step 0 impairment analysis at June 30, 2015, the Company concluded that that the fair value of the reporting unit exceeds it carrying value. Therefore, goodwill was not impaired.
Core Deposit Intangibles: The core deposit intangible asset related to the Legacy Bank merger, which totaled $3.0 million at the time of merger, was amortized over an estimated life of approximately seven years. At June 30, 2015, there was no remaining carrying value of the core deposit intangible related to the Legacy Bank merger. The Company recognized no amortization expense related to the Campbell operating unit during the six months ended June 30, 2015. The Company recognized no amortization expense related to the Campbell operating unit during the six months ended June 30, 2014. At June 30, 2015, there was no remaining carrying value of core deposit intangible related to the Taft branch acquisitions completed in April 2004.

 The Company did not record an impairment loss for the six months ended June 30, 2015 or June 30, 2014.

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

On May 20, 2010, the DFI (now known as the Department of Business Oversight (the “DBO”)) issued a formal written order (the “Order”) pursuant to a consent agreement with the Bank as a result of the same June 2009 joint regulatory examination. The terms of the Order were essentially similar to the Federal Reserve’s Agreement, except for a few additional requirements.  On September 24, 2013, the Bank entered into an informal Memorandum of Understanding (the “MOU”) with the DBO and on October 15, 2013, the Order was terminated. The Order and the MOU require the Bank to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0% and also requires the DBO’s approval for the Bank to pay a dividend to the Company. Accordingly, reflecting the Company’s and the Bank’s improved financial condition and performance, as of November 19, 2014, the Bank and the Company have been relieved of all formal regulatory agreements. Some of the governance and procedures established by the Agreement and the Order remain in place, including submission of certain plans and reports to the Federal Reserve and DBO, the Bank’s obligation to maintain a 9.0% tangible shareholder’s equity ratio, and the requirement to seek approvals from the Federal Reserve and the DBO for either the Bank or the Company to pay dividends and for the Company to pay interest on its outstanding junior subordinated debt. While no assurances can be given as to future regulatory approvals, over the last five quarters the DBO and the Federal Reserve have been approving the Bank's payment of dividends to the Company to cover the Company's operating expenses and its interest payments and the Company's payment of quarterly interest on the junior subordinated debt. The Bank is currently in full compliance with the requirements of the MOU including its deadlines. (For more information on the Agreement see the “Regulatory Matters” section included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact the results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth. Net interest income has increased between the six months ended June 30, 2015 and 2014, totaling $12,750,000 for the six months ended June 30, 2015 as compared to $11,381,000 for the six months ended June 30, 2014. The increase in net interest income between 2014 and 2015 was primarily the result of reinvestment of low yielding overnight investments into the loan portfolio. Net interest income has increased between the quarters ended June 30, 2015 and 2014, totaling $6,526,000 for the quarter ended June 30, 2015 as compared to $5,916,000 for the quarter ended June 30, 2014. The increase in net interest income between 2014 and 2015 was primarily the result of growth in the loan portfolio.

Average interest-earning assets increased approximately $22,364,000 between the six months ended June 30, 2015 and 2014. Components of the $22,364,000 increase in average earning assets between 2014 and 2015 included an increase of $78,763,000 in loans, partially offset by a decrease of $54,735,000 in overnight funds sold to the Federal Reserve Bank. During the past year, the Company’s cost of interest-bearing liabilities have continued to decline, with the average cost of interest-bearing liabilities dropping from 0.38% during the six months ended June 30, 2014, to 0.35% during the six months ended June 30, 2015.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 6/30/15	YTD Average 12/31/14	YTD Average 6/30/14
Loans	80.41%	71.78%	69.90%
Investment securities available for sale	7.80%	8.36%	8.39%
Interest-bearing deposits in other banks	0.25%	0.26%	0.26%
Interest-bearing deposits in FRB	11.54%	19.60%	21.45%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	22.17%	17.99%	17.53%
Money market accounts	37.16%	40.86%	40.67%
Savings accounts	16.59%	14.99%	13.95%
Time deposits	21.27%	23.12%	24.54%
Subordinated debentures	2.81%	3.04%	3.31%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Since the Bank primarily conducts banking operations in California’s Central Valley, its operations and cash flows are subject to changes in the economic condition of the Central Valley. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and continuing or worsening economic conditions could have an adverse material effect upon the Bank. In addition, the Central Valley remains largely dependent on agriculture. A downturn in agriculture and agricultural related business could indirectly and adversely affect the Company as many borrowers and customers are involved in, or are impacted to some extent, by the agricultural industry. The state of California is currently experiencing the worst drought in recorded history, and, of course, it is not possible to predict the potential impact on businesses and consumers located in the Company's market areas or how long the drought may last.

The residential real estate markets in the five county region from Merced to Kern have shown strengthening improvement since 2013 and those trends continued into the second quarter of 2015. The severe declines in residential construction and home prices that began in 2008 continue to show signs of easing and reversing direction. The sustained period of double-digit price declines from 2008–2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, a primary focus is the reduction of nonperforming assets in addition to providing customers options to work through this difficult economic period. Options include combinations of rate and term concessions, as well as forbearance agreements with borrowers. Median sales prices and number of housing starts improved in the five county region from Merced to Kern between June 2013 to June 2015. Total nonperforming loans decreased by over $1,400,000 during the six months ended June 30, 2015, totaling $14,139,000 at June 30, 2015 as compared to $15,576,000 reported at December 31, 2014.

As a result of improvements in the economy, the Company has experienced significant increases in the loan portfolio between 2014 and 2015. During the six months ended June 30, 2015, the Company experienced increases in real estate construction development and real estate mortgage loans, but experienced decreases in commercial and industrial loans, compared to the same period ended June 30, 2014. Loans increased $45,828,000 between December 31, 2014 and June 30, 2015, and increased $80,820,000 between June 30, 2014 and June 30, 2015. Commercial and industrial loans decreased $991,000 between December 31, 2014 and June 30, 2015 and decreased $5,479,000 between June 30, 2014 and June 30, 2015. Real estate mortgage loans increased $25,429,000 between December 31, 2014 and June 30, 2015, and $36,583,000 between June 30, 2014 and June 30, 2015. The increases in real estate mortgage loans are partially due to residential mortgage loan pools purchased in September 2014 and February 2015. Agricultural loans increased $2,107,000 between December 31, 2014 and June 30, 2015 and increased $2,343,000 between June 30, 2014 and June 30, 2015.  Commercial real estate loans (a component of real estate mortgage loans) have remained as a significant portion of total loans over the past year having increased in balance while decreasing slightly as a portion of the total loan portfolio. Commercial real estate loans amounted to 32.45%, 33.78%, and 36.34%, of the total loan portfolio at June 30, 2015, December 31, 2014, and June 30, 2014, respectively. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $75,845,000 or 15.06% of the portfolio at June 30, 2015, $59,095,000, or 12.91% of the portfolio at December 31, 2014, and $48,790,000 or 11.54% of the portfolio at June 30, 2014. Loan participations purchased comprised $888,000 or 0.21% of the portfolio at June 30, 2014. The Company held no loan participation purchases at December 31, 2014 or June 30, 2015. Loan participations sold decreased from $9,516,000, or 2.25%, of the portfolio at June 30, 2014, to $6,230,000, or 1.4% of the portfolio, at December 31, 2014, and increased to $9,232,000, or 1.8% of the portfolio, at June 30, 2015.

Although market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped maintain adequate margins. The Company’s net interest margin increased to 4.28% for the six months ended June 30, 2015, when compared to 3.97% for the six months ended June 30, 2014. The net interest margin has improved due to growth of the loan portfolio, which is a higher yielding asset, compared to overnight investments with the Federal Reserve Bank. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. Loans yielded 5.39% during the six months ended June 30, 2015, as compared to 5.69% for the six months ended June 30, 2014.  The decrease in the Company’s cost of funds over the past year has mitigated the impact of declining yields on earning assets. The Company’s average cost of funds was 0.35% for the six months ended June 30, 2015, as compared to 0.38% for the six months ended June 30, 2014. Since the Company does not intend to increase its current level of brokered deposits, the level of brokered deposits is expected to remain level at least in the short-term. Currently CDARs reciprocal deposits are the only brokered deposits in the Company. The CDARs reciprocal deposit is preferred by some depositors.

Total noninterest income of $2,467,000 reported for the six months ended June 30, 2015 decreased $355,000 or 12.58% as compared to the six months ended June 30, 2014. Noninterest income continues to be driven by customer service fees, which increased slightly to $1,699,000 for the six months ended June 30, 2015 as compared to $1,682,000 for the three months ended June 30, 2014. The decrease in noninterest income between the two periods was primarily the result of a $691,000 gain on the sale of a limited investment partnership realized in 2014, partially offset by a $328,000 gain in fair value of financial liability realized in 2015.

Noninterest expense decreased approximately $148,000 or 1.55% between the six months ended June 30, 2014 and June 30, 2015. The decrease experienced during the six months ended June 30, 2015, was primarily the result of decreases of $170,000 in the net operating cost on OREO and $101,000 in salary and employee benefits, partially offset by increases in professional fees and occupancy expenses.

On June 24, 2015, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of July 6, 2015, an additional 155,796 shares were issued to shareholders. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the six months ended June 30, 2015. Total assets increased approximately $19,151,000 during the six months ended June 30, 2015, including an increase of $45,754,000 in net loans, partially offset by decreases of $22,784,000 in overnight investments with Federal Reserve Bank and $5,522,000 in investment securities. Total deposits increased $14,588,000, including an increase of $20,059,000 in noninterest-bearing deposits and $55,000 in NOW and money market accounts, partially offset by decreases of $3,531,000 in time deposits during the six months ended June 30, 2015. Average loans comprised approximately 80.41% and 69.90% of overall average earning assets during the six months ended June 30, 2015 and June 30, 2014, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, remained high during the six months ended June 30, 2015, but decreased $1,437,000 from a balance of $29,586,000 at December 31, 2014 to a balance of $28,149,000 at June 30, 2015. Nonaccrual loans totaling $8,358,000 at June 30, 2015, decreased $1,577,000 from the balance of $9,935,000 reported at December 31, 2014. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $1,455,000 during the six months ended June 30, 2015 with a balance of $14,582,000 at June 30, 2015. Other real estate owned through foreclosure remained the same, at a balance of $14,010,000 for the periods ended December 31, 2014 and June 30, 2015. Nonperforming assets as a percentage of total assets decreased from 4.46% at December 31, 2014 to 4.13% at June 30, 2015.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	June 30, 2015	December 31, 2014	June 30, 2014
Provision (recovery of provision) for credit losses during period	$457	$(845)	$(140)
Allowance as % of nonperforming loans	81.70%	69.15%	75.84%

Nonperforming loans as % total loans	2.81%	3.40%	3.44%
Restructured loans as % total loans	2.47%	3.28%	1.80%

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Restructured loans comprise of 28 loans totaling $12,459,000 at June 30, 2015, compared to 33 loans totaling $15,000,000 at December 31, 2014.

The Company recorded a provision of $457,000 to the allowance for credit losses during the six months ended June 30, 2015, as compared to a recovery of provision of $140,000 for the six months ended June 30, 2014. Net loan and lease recoveries during the six months ended June 30, 2015 totaled $324,000 as compared to net recoveries of $201,000 for the six months ended June 30, 2014. The Company charged-off, or had partial charge-offs on, 4 loans during the six months ended June 30, 2015, as compared to 8 loans during the same period ended June 30, 2014, and 13 loans during the year ended December 31, 2014. The annualized percentage net recoveries to average loans were 0.14% and 0.10% for the six months ended June 30, 2015 and 2014, respectively, as compared to net recoveries of 0.15% for the year ended December 31, 2014.

Deposits increased by $14,588,000 during the six months ended June 30, 2015, primarily due to increases of $20,059,000 experienced in non-interest bearing deposits. The Company continues to maintain a low reliance on brokered deposits, while maintaining sufficient liquidity. Currently, the Company does not utilize wholesale funding sources. Brokered deposits totaled

$11,504,000 or 1.98% of total deposits at June 30, 2015, as compared to $11,480,000, or 2.03%, of total deposits at December 31, 2014, and $13,515,000, or 2.43%, of total deposits at June 30, 2014.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have remained low during the first six months of 2015. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.56% at June 30, 2015, as compared to 1.55% at December 31, 2014. Pursuant to fair value accounting guidance, the Company has recorded $199,000 in pretax fair value gain on its junior subordinated debt during the six months ended June 30, 2015, bringing the total cumulative gain recorded on the debt to $5,607,000 at June 30, 2015.

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

Results of Operations

On a year-to-date basis, the Company reported net income of $3,291,000 or $0.21 per share ($0.21 diluted) for the six months ended June 30, 2015, as compared to $2,956,000 or $0.19 per share ($0.19 diluted) for the same period in 2014. The Company’s return on average assets was 0.98% for the six months ended June 30, 2015, as compared to 0.90% for the six months ended June 30, 2014. The Bank’s return on average equity was 7.85% for the six months ended June 30, 2015, as compared to 7.64% for the six months ended June 30, 2014.

For the quarters ended June 30, 2015 and 2014, the Company reported net income of $2,063,000 or $0.13 per share ($0.13 diluted) and $2,047,000 or $0.13 per share ($0.13 diluted), respectively. The Company’s return on average assets was 1.21% for the quarter ended June 30, 2015, compared to 1.25% for the quarter ended June 30, 2014. The Bank’s return on average equity was was 9.70% for the quarter ended June 30, 2015, compared to 10.44% for the quarter ended June 30, 2014.

Net Interest Income

Net interest income totaled $12,750,000 for the six months ended June 30, 2015, representing an increase of $1,369,000, or 12.03%, when compared to the $11,381,000 reported for the same period of the previous year.

The Company’s year-to-date net interest margin, as shown in Table 1, increased to 4.28% for the six months ended June 30, 2015 from 3.97% for the same period ended June 30, 2014, an increase of 31 basis points (100 basis points = 1%) between the two periods. While average market rates of interest have remained level between the six months ended June 30, 2015 and 2014 (the Prime rate remained at 3.25% during both periods), the Company’s earning asset mix has improved with large increase in loan balances which have positively impacted the net margin between the two periods.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Six months ended June 30, 2015 and 2014

		2015			2014
(dollars in 000's)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans and leases (1)	$482,970	$12,913	5.39%	$404,207	$11,415	5.69%
Investment Securities – taxable (3)	46,863	380	1.64%	48,534	461	1.92%
Interest-bearing deposits in other banks	1,523	3	0.40%	1,516	3	0.40%
Interest-bearing deposits in FRB	69,297	83	0.24%	124,032	147	0.24%
Total interest-earning assets	600,653	$13,379	4.49%	578,289	$12,026	4.19%
Allowance for credit losses	(11,117)			(11,061)
Noninterest-earning assets:
Cash and due from banks	21,509			19,653
Premises and equipment, net	11,360			12,062
Accrued interest receivable	1,562			1,369
Other real estate owned	14,014			14,131
Other assets	40,333			46,102
Total average assets	$678,314			$660,545
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$79,946	$54	0.14%	$59,985	$31	0.10%
Money market accounts	134,011	215	0.32%	139,230	238	0.34%
Savings accounts	59,834	74	0.25%	47,755	46	0.19%
Time deposits	76,721	169	0.44%	83,989	206	0.49%
Other borrowings	—	—	0.00%	—	—	0.00%
Junior subordinated debentures	10,139	117	2.33%	11,317	124	2.21%
Total interest-bearing liabilities	360,651	$629	0.35%	342,276	$645	0.38%
Noninterest-bearing liabilities:
Noninterest-bearing checking	225,421			232,495
Accrued interest payable	74			69
Other liabilities	7,585			7,724
Total Liabilities	593,731			582,564

Total shareholders' equity	84,583			77,981
Total average liabilities and shareholders' equity	$678,314			$660,545
Interest income as a percentage of average earning assets			4.49%			4.19%
Interest expense as a percentage of average earning assets			0.21%			0.22%
Net interest margin			4.28%			3.97%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $108,000 and $188,000 for the six months ended June 30, 2015 and 2014, respectively.

(2)	Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation

(3)	Yields on investments securities are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

Interest rates and Interest Differentials
Three Months Ended June 30, 2015 and 2014

		2015			2014
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans and leases (1)	$498,981	$6,634	5.33%	$413,039	$5,940	5.77%
Investment Securities – taxable (3)	45,980	166	1.45%	52,223	233	1.79%
Interest-bearing deposits in other banks	1,524	1	0.26%	1,517	1	0.26%
Interest-bearing deposits in FRB	61,424	37	0.24%	107,394	64	0.24%
Total interest-earning assets	607,909	$6,838	4.51%	574,173	$6,238	4.36%
Allowance for credit losses	(11,410)			(11,106)
Noninterest-earning assets:
Cash and due from banks	21,806			18,746
Premises and equipment, net	11,263			12,036
Accrued interest receivable	1,630			1,437
Other real estate owned	14,018			14,281
Other assets	38,466			45,117
Total average assets	$683,682			$654,684
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$79,983	$28	0.14%	$61,169	$16	0.10%
Money market accounts	134,804	110	0.33%	136,100	118	0.35%
Savings accounts	58,407	32	0.22%	48,232	25	0.21%
Time deposits	75,954	83	0.44%	83,880	100	0.48%
Other borrowings	—	—	0.00%	—	—	0.00%
Junior subordinated debentures	10,198	59	2.32%	11,481	63	2.20%
Total interest-bearing liabilities	359,346	$312	0.35%	340,862	$322	0.38%
Noninterest-bearing liabilities:
Noninterest-bearing checking	231,072			227,021
Accrued interest payable	68			69
Other liabilities	7,915			8,067
Total Liabilities	598,401			576,019

Total shareholders' equity	85,281			78,665
Total average liabilities and shareholders' equity	$683,682			$654,684
Interest income as a percentage of average earning assets			4.51%			4.36%
Interest expense as a percentage of average earning assets			0.21%			0.22%
Net interest margin			4.30%			4.14%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $2,000 and $110,000 for the quarters ended June 30, 2015 and 2014, respectively.

(2)	Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation

(3)	Yields on investments securities are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the six months ended June 30, 2015 compared to June 30, 2014
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$1,498	$(633)	$2,131
Investment securities available for sale	(81)	(66)	(15)
Interest-bearing deposits in other banks	—	—	—
Interest-bearing deposits in FRB	(64)	2	(66)
Total interest income	1,353	(697)	2,050
Increase (decrease) in interest expense:
Interest-bearing demand accounts	—	(19)	19
Savings and money market accounts	28	15	13
Time deposits	(37)	(20)	(17)
Other borrowings	—	—	—
Subordinated debentures	(7)	6	(13)
Total interest expense	(16)	(18)	2
Increase in net interest income	$1,369	$(679)	$2,048

For the six months ended June 30, 2015, total interest income increased approximately $1,353,000 or 11.25% as compared to the six months ended June 30, 2014. Earning asset volumes for loans and leases increased $78,763,000 on average. Available for sale investment securities and overnight balances decreased $1,671,000 and $54,735,000, respectively, between the two periods. The average rates on loans decreased 30 basis points between the two periods, and the average rate on investment securities decreased approximately 28 basis points during the six months ended June 30, 2015 as compared to the same period of 2014.

For the six months ended June 30, 2015, total interest expense decreased approximately $16,000, or 2.48% as compared to the six months ended June 30, 2014. Between those two periods, average interest-bearing liabilities increased by $18,375,000, while the average rates paid on these liabilities decreased by 3 basis points.

For the quarter ended June 30, 2015, total interest income increased $600,000 or 9.62%, as compared to the quarter ended June 30, 2014. Comparing those two periods, average interest earning assets increased $33,736,000, with a large increase experienced in loans and leases of $85,942,000, partially offset by a decrease of $45,970,000 on balances held at the Federal Reserve Bank. The average rate on total interest-earning assets increased 15 basis points, primarily due to an increase in average loans outstanding relative to total loans outstanding. Yields decreased slightly for all interest-earning assets when compared to the quarter ended June 30, 2014. For the quarter ended June 30, 2015, total interest expense decreased $10,000 or 3.11% as compared to the quarter ended June 30, 2014, as a result of a 3 basis point decrease on the average rates paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 0.35% for the quarter ended June 30, 2015, compared to 0.38% for the same period ended June 30, 2014.

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ended June 30, 2015, the provision to the allowance for credit losses amounted to a provision of $457,000 as compared to a recovery of the provision of $140,000 for the six months ended June 30, 2014. For the quarter ended June 30, 2015, the provision to the allowance for credit losses amounted to a recovery of provision of $2,000, as compared to a recovery of provision of $93,000 for the quarter ended June 30, 2014.

The provision allocated during the six months ended June 30, 2015 brought the allowance to 2.29% of outstanding loan balances at, as compared to 2.35% of outstanding loan balances at December 31, 2014, and 2.62% at June 30, 2014.

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2015 and 2014:

(in 000's)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Amount of Change	Percent Change
Customer service fees	$1,699	$1,682	$17	1.01%
Increase in cash surrender value of BOLI	258	255	3	1.18%
Gain (loss) on fair value of financial liability	199	(129)	328	(254.26)%
Gain on sale of other investment	—	691	(691)	(100.00)%
Gain on sale of fixed assets	—	25	(25)	(100.00)%
Other	311	298	13	4.36%
Total noninterest income	$2,467	$2,822	$(355)	(12.58)%

Noninterest income for the six months ended June 30, 2015 decreased $355,0000 or 12.58% when compared to the same period of 2014. Customer service fees, the primary component of noninterest income, increased $17,000 or 1.01% between the two periods presented. The decrease in noninterest income of $355,000 between the two periods is partially the result of a $691,000 gain on the sale of other investment realized during 2014 that did not recur in 2015, offset by a gain on the fair value of a financial liability. The change in the fair value of financial liability was primarily caused by fluctuations in the LIBOR yield curve.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2015 and 2014:

Table 4. Changes in Noninterest Expense

(in 000's)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Amount of Change	Percent Change
Salaries and employee benefits	$4,704	$4,805	$(101)	(2.10)%
Occupancy expense	1,974	1,829	145	7.93%
Data processing	59	69	(10)	(14.49)%
Professional fees	600	507	93	18.34%
FDIC/DFI insurance assessments	471	472	(1)	(0.21)%
Director fees	124	117	7	5.98%
Amortization of intangibles	—	62	(62)	(100.00)%
Correspondent bank service charges	38	59	(21)	(35.59)%
Loss on California tax credit partnership	60	47	13	27.66%
Net cost on operation and sale of OREO	194	364	(170)	(46.70)%
Other	1,166	1,207	(41)	(3.40)%
Total expense	$9,390	$9,538	$(148)	(1.55)%

Noninterest expense decreased $148,000 between the six months ended June 30, 2015 and 2014. The net decrease in noninterest expense between the comparative periods is primarily the result of decreases in net costs of operation on OREO as well as salaries and employee benefits, partially offset by increases in professional fees and occupancy expenses.

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

The Company reviews its current tax positions at least quarterly based upon accounting standards related to uncertainty in income taxes which includes the criteria that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity’s financial statements. Under the income tax guidelines, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term “more likely than not” means a likelihood of "more than 50 percent.” In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

The Company has reviewed all of its tax positions as of June 30, 2015, and has determined that, there are no material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets increased $19,151,000, or 2.89% to a balance of $682,320,000 at June 30, 2015, from the balance of $663,169,000 at December 31, 2014, and increased $29,510,000, or 4.52%, from the balance of $652,810,000 at June 30, 2014. Total deposits of $579,961,000 at June 30, 2015, increased $14,588,000, or 2.58%, from the balance reported at December 31, 2014, and increased $23,896,000, or 4.30%, from the balance of $556,065,000 reported at June 30, 2014. Cash and cash equivalents decreased $21,424,000, or 20.68%, between December 31, 2014 and June 30, 2015; net loans increased $45,754,000, or 10.24%, to a balance of $492,578,000; and investment securities decreased $5,522,000, or 11.43%, during the first six months of 2015.

Earning assets averaged approximately $600,653,000 during the six months ended June 30, 2015, as compared to $578,289,000 for the same period in 2014. Average interest-bearing liabilities increased to $360,651,000 for the six months ended June 30, 2015, from $342,276,000 reported for the comparative period of 2014.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $503,747,000 at June 30, 2015, an increase of $45,828,000, or

10.01%, when compared to the balance of $457,919,000 at December 31, 2014, and an increase of $80,820,000, or 19.11%, when compared to the balance of $422,927,000 reported at June 30, 2014. Loans on average increased $78,763,000, or 19.49%, between the six months ended June 30, 2014 and June 30, 2015, with loans averaging $482,970,000 for the six months ended June 30, 2015, as compared to $404,207,000 for the same period of 2014.

During the first six months of 2015, a decrease of $991,000 was experienced in commercial and industrial loans.  Real estate construction and real estate mortgage loans increased $20,369,000 or 14.85%, and $25,429,000 or 11.83%, respectively, during the first six months of 2015.

The following table sets forth the amounts of loans outstanding by category at June 30, 2015 and December 31, 2014, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	June 30, 2015		December 31, 2014
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$61,378	12.2%	$62,369	13.6%	$(991)	(1.59)%
Real estate – mortgage	240,306	47.7%	214,877	46.9%	25,429	11.83%
RE construction & development	157,527	31.3%	137,158	30.0%	20,369	14.85%
Agricultural	33,820	6.7%	31,713	6.9%	2,107	6.64%
Installment/other	10,716	2.1%	11,802	2.7%	(1,086)	(9.20)%
Total Gross Loans	$503,747	100.0%	$457,919	100.0%	$45,828	10.01%

The overall average yield on the loan portfolio was 5.39% for the six months ended June 30, 2015, as compared to 5.69% for the six months ended June 30, 2014. At June 30, 2015, 42.8% of the Company's loan portfolio consisted of floating rate instruments, as compared to 39.9% of the portfolio at December 31, 2014, with the majority of those tied to the prime rate. Approximately 25.0% or $53,900,000 of the floating rate loans have rate floors at June 30, 2015, making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. Approximately $4,025,000 of the $53,900,000 in loans with floors have floor spreads of 100 basis points or more, meaning that interest rates would need to increase more than 1% (or 100 basis points) before the rates on those loans would increase and effectively become floating rate loans again. Of the $53,900,000 in loans which comprise floating rate loans with floors, $4,799,000 will mature in one year or less, and $4,819,000 will mature in less than two years.

Deposits

Total deposits were $579,961,000 at June 30, 2015, representing an increase of $14,588,000, or 2.58% from the balance of $565,373,000 reported at December 31, 2014, and an increase of $23,896,000, or 4.30% from the balance of $556,065,000 reported at June 30, 2014.

The following table sets forth the amounts of deposits outstanding by category at June 30, 2015 and December 31, 2014, and the net change between the two periods presented.

Table 6. Deposits

(in 000's)	June 30, 2015	December 31, 2014	Net Change	Percentage Change
Noninterest bearing deposits	$235,498	$215,439	$20,059	9.31%
Interest bearing deposits:
NOW and money market accounts	211,235	211,290	(55)	-0.03%
Savings accounts	58,614	60,499	(1,885)	-3.12%
Time deposits:
Under $250,000	63,083	65,844	(2,761)	-4.19%
$250,000 and over	11,531	12,301	(770)	-6.26%
Total interest bearing deposits	344,463	349,934	(5,471)	-1.56%
Total deposits	$579,961	$565,373	$14,588	2.58%

The Company's deposit base consists of two major components represented by noninterest bearing (demand) deposits and interest bearing deposits, totaling $235,498,000 and $344,463,000 at June 30, 2015, respectively. Interest bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest bearing deposits decreased $5,471,000, or 1.56%, between December 31, 2014 and June 30, 2015, and noninterest bearing deposits increased $20,059,000, or 9.31% between the same two periods presented. Included in the decrease of $5,471,000 in interest bearing deposits during the six months ended June 30, 2015, is a decrease of $1,885,000 in savings accounts and a decrease of $2,761,000 in time deposits with balances of less than $250,000.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of $250,000 or more, and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 89.12% and 88.21% of the total deposit portfolio at June 30, 2015 and December 31, 2014, respectively. Brokered deposits totaled $11,504,000 at June 30, 2015, as compared to $11,480,000 at December 31, 2014, and $13,515,000 at June 30, 2014. Brokered deposits were 1.98% and 2.03% of total deposits at June 30, 2015 and December 31, 2014, respectively.

On a year-to-date average, the Company experienced an increase of $12,479,000, or 2.21%, in total deposits between the six months ended June 30, 2015 and June 30, 2014. Between these two periods, average interest bearing deposits increased $19,553,000 or 5.91%, while total noninterest-bearing deposits decreased $7,074,000, or 3.04%, on a year-to-date average basis.

Short-Term Borrowings

At June 30, 2015, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $297,377,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $3,346,000. At June 30, 2015, the Company had uncollateralized lines of credit with both Pacific Coast Bankers Bank ("PCBB") and Zion's Bank, totaling $10,000,000 and $20,000,000, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At June 30, 2015 and June 30, 2014, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $286,993,000, collateralized FHLB lines of credit totaling $5,814,000, and an uncollateralized lines of credit with PCBB of $10,000,000 at December 31, 2014.

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass”, “special mention”, “substandard”, “doubtful”, and “loss". Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends, which if not corrected, could jeopardize repayment of the loan and result in further downgrade. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as “doubtful” has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At June 30, 2015, “classified” loans totaled $31,109,000 or 7.2% of gross loans as compared to $34,358,000 or 7.5% of gross loans at December 31, 2014.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at June 30, 2015 and December 31, 2014, as well as classified loans at those period-ends.

(in 000's)	June 30, 2015	December 31, 2014
Specific allowance – impaired loans	$2,322	$715
Formula allowance – classified loans not impaired	2,136	2,450
Formula allowance – special mention loans	358	39
Total allowance for special mention and classified loans	4,816	3,204

Formula allowance for pass loans	6,635	6,739
Unallocated allowance	101	828
Total allowance for loan losses	$11,552	$10,771

Impaired loans	14,582	16,037
Classified loans not considered impaired	16,527	18,321
Total classified loans	$31,109	$34,358
Special mention loans not considered impaired	$8,446	$1,766

Impaired loans decreased $1,455,000 between December 31, 2014 and June 30, 2015 and the specific allowance related to impaired loans increased $1,607,000 between December 31, 2014 and June 30, 2015. The formula allowance related to unimpaired loans (including special mention and substandard) increased by $5,000 between December 31, 2014 and June 30, 2015. The level of “pass” loans increased approximately $21,083,000 between December 31, 2014 and June 30, 2015. The related formula allowance decreased $104,000 during the same period. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis. Due to improvements in lending policies and loan review quality, less reserve is required for pass loans.

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

At June 30, 2015 and December 31, 2014, the Company's recorded investment in impaired loans totaled $14,582,000 and $16,037,000, respectively. Included in total impaired loans at June 30, 2015, are $6,772,000 of impaired loans for which the related specific allowance is $2,322,000, as well as $7,810,000 of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2014 included $4,478,000 of impaired loans for which the related specific allowance was $715,000 as well as $11,559,000 in impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $15,923,000 during the first six months of 2015. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At June 30, 2015, included in impaired loans, are troubled debt restructures totaling $12,459,000. Included in these troubled debt restructures are loans totaling $6,678,000, which are on nonaccrual status. The remaining troubled debt restructures, totaling $5,781,000, are current with regards to payments, and are performing according to their modified contractual terms.

The largest category of impaired loans at June 30, 2015 was real estate construction loans, comprising approximately 42.52% of total impaired loans. Real estate mortgage loans and commercial and industrial loans represented approximately 35.78% and 13.97%, respectively, of total impaired loan balances at June 30, 2015. Of the $2,037,000 in commercial and industrial impaired loans reported at June 30, 2015, one loan, with a recorded investment of $63,466, is secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at June 30, 2015, approximately $10,762,000, or 73.8%, are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at June 30, 2015 and December 31, 2014.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	June 30, 2015	June 30, 2015	December 31, 2014	December 31, 2014
Commercial and industrial	$2,037	$1,002	$1,421	$64
Real estate – mortgage	5,217	591	7,513	648
RE construction & development	6,200	146	6,371	—
Agricultural	25	—	32	—
Installment/other	1,103	583	700	3
Total Impaired Loans	$14,582	$2,322	$16,037	$715

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At June 30, 2015, approximately $4,940,000 of the total $12,459,000 in TDRs was comprised of real estate mortgages. An additional $5,870,000 was related to real estate construction and development loans.

Total troubled debt restructurings decreased 16.94% at June 30, 2015 compared to December 31, 2014. Nonaccrual TDRs decreased by 28.65% while accruing TDRs increased by 2.48% over the same period. Within TDR categories, total residential mortgages and real estate construction TDRs showed a decrease of 16.63%. The majority of these credits are related to real estate construction projects that slowed significantly or stalled. The Company has pursued restructuring the qualified credits while the construction industry recovers in order to allow developers an opportunity to finish projects at a slower pace. Concessions granted in these circumstances include lengthened maturities, lower lot release prices, or rate reductions that enable the borrower to finish the construction projects and repay loans to the Company. The Company has had general success in its restructuring efforts even though not all restructured efforts will be entirely successful.

The following table summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at June 30, 2015 and December 31, 2014.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	June 30, 2015	June 30, 2015	June 30, 2015
Commercial and industrial	$975	$369	$606
Real estate - mortgage:
Commercial real estate	1,302	1,302	—
Residential mortgages	3,638	—	3,638
Home equity loans	—	—	—
Total real estate mortgage	4,940	1,302	3,638
RE construction & development	5,870	5,007	863
Agricultural	25	—	25
Installment/other	649	—	649
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$12,459	$6,678	$5,781

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2014	December 31, 2014	December 31, 2014
Commercial and industrial	$1,306	$421	$885
Real estate - mortgage:
Commercial real estate	2,713	2,713	—
Residential mortgages	4,225	1,084	3,141
Home equity loans	—	—	—
Total real estate mortgage	6,938	3,797	3,141
RE construction & development	6,029	5,141	888
Agricultural	32	—	32
Installment/other	695	—	695
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$15,000	$9,359	$5,641

Of the $12,459,000 in total TDRs at June 30, 2015, $6,678,000 were on nonaccrual status at period-end. Of the $15,000,000 in total TDRs at December 31, 2014, $9,359,000 were on nonaccrual status at period-end. As of June 30, 2015, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

The following table summarizes special mention loans by type at June 30, 2015 and December 31, 2014.

(in thousands)	June 30, 2015	December 31, 2014
Commercial and industrial	$4,957	$342
Real estate - mortgage:
Commercial real estate	3,275	1,095
Residential mortgages	216	216
Home equity loans	—	—
Total real estate mortgage	3,491	1,311
RE construction & development	—	—
Agricultural	—	113
Installment/other	—	—
Commercial lease financing	—	—
Total Special Mention Loans	$8,448	$1,766

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions which creates pressure on loan pricing. Low interest rates and a weak economy continue to dominate, even though real estate prices show signs of stabilization. The Company continues to place increased emphasis on reducing both the level of nonperforming assets and the level of losses on the disposition of these assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to reduce the impacts on the real estate market. As part of this strategy, the Company has increased its level of troubled debt restructurings, when it makes economic sense. While business and consumer spending show improvement in recent quarters, current GDP remains anemic. It is difficult to forecast what impact the Federal Reserve actions to hold rates low will have on the economy. The local market has remained relatively stable economically during the past several years in comparison to other areas of the state and the nation, where more volatile economic impacts were experienced, including more severe deterioration of residential real estate markets. Although the local area residential housing markets have been hard hit, they continue to perform better than some parts of the state which bodes well for sustained, but slower growth in the Company’s market areas of Fresno and Madera, Kern, and Santa Clara Counties. Local unemployment rates in the San Joaquin Valley remain high compared with other regions but are historically high as a result of the area's agricultural dynamics.  The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain low relative to other areas of the state. Management recognizes increased risk of loss due to the Company's exposure to local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the six months ended June 30, 2015 and June 30, 2014.

Table 7. Allowance for Credit Losses - Summary of Activity

(in 000's)	June 30, 2015	June 30, 2014
Total loans outstanding at end of period before deducting allowances for credit losses	$504,130	$422,168
Average loans outstanding during period	482,970	404,207

Balance of allowance at beginning of period	10,771	10,988
Loans charged off:
Real estate	—	(191)
Commercial and industrial	(385)	(90)
Installment and other	(23)	—
Total loans charged off	(408)	(281)
Recoveries of loans previously charged off:
Real estate	156	231
Commercial and industrial	571	175
Installment and other	5	82
Total loan recoveries	732	488
Net loans recovered	324	207

Provision (recovery of provision) charged to operating expense	457	(140)
Balance of allowance for credit losses at end of period	$11,552	$11,055

Net loan (recoveries) charge-offs to total average loans (annualized)	(0.14)%	(0.10)%
Net loan (recoveries) charge-offs to loans at end of period (annualized)	(0.26)%	(0.19)%
Allowance for credit losses to total loans at end of period	2.29%	2.62%
Net loan (recoveries) charge-offs to allowance for credit losses (annualized)	(11.22)%	(7.28)%
Provision for credit losses to net (recoveries) charge-offs (annualized)	282.10%	139.30%

Total loan charge-offs increased $127,000 during the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. Loan recoveries totaled $732,000 during the six months ended June 30, 2015, increasing by $244,000 from the same period in 2014.

At June 30, 2015 and June 30, 2014, $288,000 and $328,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, reported separately in other liabilities on the consolidated balance sheet. Management believes that the 2.29% credit loss allowance at June 30, 2015 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in losses to the loan portfolio.

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

Table 8. Nonperforming Assets

(in 000's)	June 30, 2015	December 31, 2014
Nonaccrual Loans (1)	$8,358	$9,935
Restructured Loans	5,781	5,641
Total nonperforming loans	14,139	15,576
Other real estate owned	14,010	14,010
Total nonperforming assets	$28,149	$29,586

Loans past due 90 days or more, still accruing	—	—
Nonperforming loans to total gross loans	2.81%	3.40%
Nonperforming assets to total assets	4.13%	4.46%
Allowance for loan losses to nonperforming loans	81.70%	69.15%

(1)	Included in nonaccrual loans at June 30, 2015 and December 31, 2014 are restructured loans totaling $6,678,000 and $9,359,000, respectively.

Non-performing loans decreased $1,437,000 between December 31, 2014 and June 30, 2015. Nonaccrual loans decreased $1,577,000 between December 31, 2014 and June 30, 2015, with real estate mortgage and real estate construction loans comprising approximately 78.70% of total nonaccrual loans at June 30, 2015. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans increased from 69.15% at December 31, 2014 to 81.70% at June 30, 2015.

(in 000's)	Balance	Balance	Change from
Nonaccrual Loans:	June 30, 2015	December 31, 2014	December 31, 2014
Commercial and industrial	$1,330	$433	$897
Real estate - mortgage	1,570	4,361	(2,791)
RE construction & development	5,008	5,141	(133)
Agricultural	—	—	0
Installment/other	450	—	450
Total Nonaccrual Loans	$8,358	$9,935	$(1,577)

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at June 30, 2015 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At June 30, 2015, the Company had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At June 30, 2015, the Bank had 73.88% of total assets in the loan portfolio and a loan to deposit ratio of 86.92%, as compared to 69.00% of total assets in the loan portfolio and a loan to deposit ratio of 80.94% at December 31, 2014. Liquid assets at June 30, 2015, include cash and cash equivalents totaling $82,153,000 as compared to $103,577,000 at December 31, 2014. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $310,723,000 and an uncollateralized line of credit from Pacific Coast Banker's Bank (PCBB) of $10,000,000 and Zion's bank of $20,000,000 at June 30, 2015.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion). The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities). Since the quarter ended March 31, 2009, the Bank has been precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at March 31, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. During the second quarter of 2014, the Bank received approval from the Federal Reserve Bank to upstream a dividend to the parent company for the purpose of payment of deferred interest on the Company's junior subordinated debt.  During the six months ended June 30, 2015, the Company received $220,000 in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

(in 000's)	Balance
December 31, 2013	$135,212
June 30, 2014	$120,699
December 31, 2014	$103,577
June 30, 2015	$82,153

Cash and cash equivalents decreased $21,424,000 during the six months ended June 30, 2015, as compared to an decrease of $14,513,000 during the six months ended June 30, 2014.

The Company had a net cash inflow from operations of $4,972,000 for the six months ended June 30, 2015 and a cash inflow from operations totaling $3,508,000 for the period ended June 30, 2014. The Company experienced net cash outflows from investing activities totaling $40,984,000 related to an increase in the loan portfolio due to a combination of organic growth and a purchase of a residential mortgage loan pool during the six months ended June 30, 2015. For the six months ended June 30, 2014, the Company experienced net cash outflows from investing activities of $31,597,000 due to an increase in loan volume and purchases of investment securities.

During the six months ended June 30, 2015, the Company experienced net cash inflows from financing activities totaling $14,588,000, primarily as the result of increases in demand deposits accounts. For the six months ended June 30, 2014, the Company experienced net cash inflows of $13,576,000 from financing activities due to increases in demand deposit and savings accounts.

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

On September 24, 2013, the Bank entered into an informal Memorandum of Understanding (the “MOU”) with the DBO and on October 15, 2013, the Order was terminated. The MOU requires the Bank to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0% and also requires the DBO’s approval for the Bank to pay a dividend to the Company.

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

In addition to the general capital adequacy guidelines, pursuant to the DBO’s MOU the Bank is required to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0%. For purposes of the MOU, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 13.4% and 13.8% at June 30, 2015 and 2014, respectively.

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

The following table sets forth the Company’s and the Bank's actual capital positions at June 30, 2015, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Ratio at June 30, 2015	Ratio at December 31, 2014	Minimum for Capital Adequacy	Minimum requirement for "Well Capitalized" Institution
Total capital to risk weighted assets
Company	16.35%	17.29%	8.00%	N/A
Bank	16.34%	16.91%	8.00%	10.00%
Tier 1 capital to risk-weighted assets
Company	15.09%	16.03%	6.00%	N/A
Bank	15.08%	15.65%	6.00%	8.00%
Common equity tier 1 capital to risk-weighted assets
Company	13.49%	N/A	4.50%	N/A
Bank	15.08%	N/A	4.50%	6.50%
Tier 1 capital to adjusted average assets (leverage)
Company	13.16%	12.49%	4.00%	N/A
Bank	13.20%	12.25%	4.00%	5.00%

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
As of June 30, 2015, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an informal agreement with the Federal Reserve Bank and Department of Business Oversight that, among other things, requires prior approval before paying a cash dividend or otherwise making a distribution of stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company.  In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the year ended June 30, 2015, the Bank’s cash dividends of $220,000 paid to the Company were approved by the Federal Reserve and the DBO and funded the Company’s operating costs and payments of interest on its junior subordinated debentures.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At June 30, 2015, the bank was not subject to a reserve requirement.

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

As of June 30, 2015, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended June 30, 2015.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

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

United Security Bancshares

Date:	August 6, 2015	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer