Form 10-Q
period 2015-09-30
UNITED SECURITY BANCSHARES
filed 2015-11-05
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of October 31, 2015: 15,892,488

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
September 30, 2015 and December 31, 2014

(in thousands except shares)	September 30, 2015	December 31, 2014
Assets
Cash and non-interest bearing deposits in other banks	$23,458	$21,348
Cash and due from Federal Reserve Bank	92,930	82,229
Cash and cash equivalents	116,388	103,577
Interest-bearing deposits in other banks	1,526	1,522
Investment securities available for sale (at fair value)	34,423	48,301
Loans	515,701	457,919
Unearned fees and unamortized loan origination costs, net	145	(324)
Allowance for credit losses	(11,573)	(10,771)
Net loans	504,273	446,824
Accrued interest receivable	2,172	1,927
Premises and equipment – net	10,944	11,550
Other real estate owned	12,689	14,010
Goodwill	4,488	4,488
Cash surrender value of life insurance	18,106	17,717
Investment in limited partnerships	929	871
Deferred income taxes - net	6,712	6,853
Other assets	5,749	5,529
Total assets	$718,399	$663,169

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$258,678	$215,439
Interest bearing	357,957	349,934
Total deposits	616,635	565,373

Accrued interest payable	30	40
Accounts payable and other liabilities	5,834	4,815
Junior subordinated debentures (at fair value)	7,880	10,115
Total liabilities	630,379	580,343

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 15,892,488 issued and outstanding at September 30, 2015, and 15,425,086 at December 31, 2014	51,726	49,271
Retained earnings	36,472	33,730
Accumulated other comprehensive loss	(178)	(175)
Total shareholders' equity	88,020	82,826
Total liabilities and shareholders' equity	$718,399	$663,169

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands except shares and EPS)	2015	2014	2015	2014
Interest Income:
Loans, including fees	$6,728	$6,187	$19,641	$17,602
Investment securities – AFS – taxable	175	227	555	688
Interest on deposits in FRB	55	63	138	210
Interest on deposits in other banks	1	2	5	5
Total interest income	6,959	6,479	20,339	18,505
Interest Expense:
Interest on deposits	268	291	780	812
Interest on other borrowings	58	59	175	183
Total interest expense	326	350	955	995
Net Interest Income	6,633	6,129	19,384	17,510
(Recovery of Provision) Provision for Credit Losses	(23)	39	434	(101)
Net Interest Income after (Recovery of Provision) Provision for Credit Losses	6,656	6,090	18,950	17,611
Noninterest Income:
Customer service fees	963	957	2,661	2,639
Increase in cash surrender value of bank-owned life insurance	130	129	389	384
Gain (loss) on fair value of financial liability	148	95	346	(34)
Gain on redemption of JR subordinated debentures	78	—	78	—
(Loss) gain on sale of investment in limited partnership	(23)	—	(23)	691
Gain on sale of premises and equipment	—	—	—	25
Other	153	130	463	428
Total noninterest income	1,449	1,311	3,914	4,133
Noninterest Expense:
Salaries and employee benefits	2,341	2,303	7,044	7,108
Occupancy expense	1,047	966	3,021	2,795
Data processing	29	32	90	101
Professional fees	277	452	877	959
Regulatory assessments	234	228	705	700
Director fees	78	59	202	176
Amortization of intangibles	—	—	—	62
Correspondent bank service charges	19	30	56	89
(Gain) Loss on California tax credit partnership	(1)	(62)	60	(15)
Net cost on operation of OREO	401	116	594	480
Other	589	493	1,755	1,700
Total noninterest expense	5,014	4,617	14,404	14,155
Income Before Provision for Taxes	3,091	2,784	8,460	7,589
Provision for Taxes on Income	1,205	1,081	3,283	2,930
Net Income	$1,886	$1,703	$5,177	$4,659

Net Income per common share
Basic	$0.12	$0.11	$0.33	$0.29
Diluted	$0.12	$0.11	$0.33	$0.29
Shares on which net income per common shares were based
Basic	15,892,488	15,881,387	15,892,488	15,867,346
Diluted	15,894,532	15,886,397	15,894,444	15,874,192

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net Income	$1,886	$1,703	$5,177	$4,659

Unrealized holdings gains (losses) on securities	189	(95)	(58)	(87)
Unrealized gains on unrecognized post-retirement costs	19	16	55	47
Other comprehensive income (loss), before tax	208	(79)	(3)	(40)
Tax (expense) benefit related to securities	(76)	38	23	35
Tax expense related to unrecognized post-retirement costs	(8)	(6)	(23)	(20)
Total other comprehensive income (loss)	124	(47)	(3)	(25)
Comprehensive income	$2,010	$1,656	$5,174	$4,634

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2013	14,799,888	$45,778	$30,884	$(119)	$76,543

Other comprehensive loss				(25)	(25)
Common stock dividends	448,572	2,524	(2,524)		—
Stock options exercised	23,922	95			95
Stock-based compensation expense		23			23
Net income			4,659		4,659
Balance September 30, 2014	15,272,382	$48,420	$33,019	$(144)	$81,295

Other comprehensive loss				(31)	(31)
Common stock dividends	152,704	846	(846)		—
Stock-based compensation expense		5			5
Net income			1,557		1,557
Balance December 31, 2014	15,425,086	$49,271	$33,730	$(175)	$82,826

Other comprehensive loss				(3)	(3)
Common stock dividends	467,402	2,435	(2,435)		—
Stock-based compensation expense		20			20
Net income			5,177		5,177
Balance September 30, 2015	15,892,488	$51,726	$36,472	$(178)	$88,020

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2015	2014
Cash Flows From Operating Activities:
Net Income	$5,177	$4,659
Adjustments to reconcile net income:to cash provided by operating activities:
Provision (recovery of provision) for credit losses	434	(101)
Depreciation and amortization	1,101	1,011
Amortization of investment securities	205	190
Accretion of investment securities	(24)	(26)
Increase in accrued interest receivable	(245)	(280)
Decrease in accrued interest payable	(10)	(2)
Decrease in accounts payable and accrued liabilities	(165)	(1,113)
(Decrease) increase in unearned fees	(469)	121
Increase in income taxes payable	1,181	2,936
Stock-based compensation expense	20	23
Benefit for deferred income taxes	142	(14)
Gain on sale of other real estate owned	(17)	(109)
Write down on other real estate owned	188	—
Increase in cash surrender value of bank-owned life insurance	(389)	(384)
(Gain) Loss on fair value option of financial liabilities	(346)	34
(Gain) on redemption of Jr subordinated debentures	(78)	—
Loss (gain) on tax credit limited partnership interest	60	(15)
Amortization of intangibles	—	62
Loss (gain) on sale of investment in limited partnership	23	(691)
Gain on sale of premises and equipment	—	(25)
Net decrease in other assets	(49)	(170)
Net cash provided by operating activities	6,739	6,106

Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	(4)	(5)
Purchase of correspondent bank stock	(147)	(97)
Purchases of available-for-sale securities	—	(10,192)
Maturities of available-for-sale securities	9,000	—
Principal payments of available-for-sale securities	4,639	3,934
Net increase in loans	(57,456)	(50,199)
Cash proceeds from sales of other real estate owned	1,192	1,020
Investment in limited partnership	(119)	(70)
Cash proceeds from sale of investment in limited partnership	—	1,250
Capital expenditures of premises and equipment	(495)	(628)
Net cash used in investing activities	(43,390)	(54,987)

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	58,232	55,365
Net (decrease) in certificates of deposit	(6,970)	(6,906)
Redemption of Jr subordinated debentures	(1,800)	—

Proceeds from exercise of stock options	—	95
Net cash provided by financing activities	49,462	48,554

Net increase (decrease) in cash and cash equivalents	12,811	(327)
Cash and cash equivalents at beginning of period	103,577	135,212
Cash and cash equivalents at end of period	$116,388	$134,885

United Security Bancshares and Subsidiaries - Notes to Consolidated Financial Statements - (Unaudited)

1.	Organization and Summary of Significant Accounting and Reporting Policies

The consolidated financial statements include the accounts of United Security Bancshares, and its wholly owned subsidiary United Security Bank (the “Bank”) and two bank subsidiaries, USB Investment Trust (the “REIT”) and United Security Emerging Capital Fund (collectively the “Company” or “USB”). Intercompany accounts and transactions have been eliminated in consolidation.

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

2.	Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of September 30, 2015 and December 31, 2014:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
September 30, 2015
Securities available for sale:
U.S. Government agencies	$10,232	$482	$(112)	$10,602
U.S. Government collateralized mortgage obligations	19,704	270	—	19,974
Mutual Funds	4,000	—	(153)	3,847
Total securities available for sale	$33,936	$752	$(265)	$34,423

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2014
Securities available for sale:
U.S. Government agencies	$12,097	$399	$—	$12,496
U.S. Government collateralized mortgage obligations	31,659	336	(13)	31,982
Mutual Funds	4,000	—	(177)	3,823
Total securities available for sale	$47,756	$735	$(190)	$48,301

The amortized cost and fair value of securities available for sale at September 30, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns. Mutual funds are included in the "due in one year or less" category below.

	September 30, 2015
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$4,000	$3,847
Due after one year through five years	17	17
Due after five years through ten years	—	—
Due after ten years	10,215	10,585
Collateralized mortgage obligations	19,704	19,974
	$33,936	$34,423

There were no realized gains or losses on sales of available-for-sale securities for the three and nine month periods ended September 30, 2015 and September 30, 2014. There were no other-than-temporary impairment losses for the three and nine month periods ended September 30, 2015 and September 30, 2014.

At September 30, 2015, available-for-sale securities with an amortized cost of approximately $17,244,209 (fair value of $17,774,050) were pledged as collateral for FHLB borrowings and public funds balances.

The Company had no held-to-maturity or trading securities at September 30, 2015 or December 31, 2014.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
September 30, 2015	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$—	$—	$82	$(112)	$82	$(112)
U.S. Government agency collateral mortgage obligations	—	—	—	—	—	—
Mutual Funds	3,847	(153)	—	—	3,847	(153)
Total impaired securities	$3,847	$(153)	$82	$(112)	$3,929	$(265)

December 31, 2014
Securities available for sale:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
U.S. Government agency collateral mortgage obligations	6,478	(13)	—	—	6,478	(13)
Mutual Funds	—	—	3,823	(177)	3,823	(177)
Total impaired securities	$6,478	$(13)	$3,823	$(177)	$10,301	$(190)

Temporarily impaired securities at September 30, 2015, were comprised of one mutual fund and one U.S. government agency security.

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

At September 30, 2015, the decline in market value of the impaired mutual fund and U.S. government agency security is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities, and it is not more likely than not that it will be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

3.	Loans

Loans are comprised of the following:

(in 000's)	September 30, 2015	December 31, 2014
Commercial and Business Loans	$62,648	$60,422
Government Program Loans	1,616	1,947
Total Commercial and Industrial	64,264	62,369
Real Estate – Mortgage:
Commercial Real Estate	165,065	154,672
Residential Mortgages	72,452	59,095
Home Improvement and Home Equity loans	960	1,110
Total Real Estate Mortgage	238,477	214,877
Real Estate Construction and Development	150,888	137,158
Agricultural	43,025	31,713
Installment	19,047	11,802
Total Loans	$515,701	$457,919

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 12.5% of total loans at September 30, 2015 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 46.2% of total loans at September 30, 2015, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower.

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

Real estate construction and development loans, representing 29.3% of total loans at September 30, 2015, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 8.3% of total loans at September 30, 2015 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans represent 3.7% of total loans at September 30, 2015 and generally consist of loans to individuals for household, family and other personal expenditures such as credit cards, automobiles or other consumer items.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At September 30, 2015 and December 31, 2014, these financial instruments include commitments to extend credit of $112,665,000 and $105,434,000, respectively, and standby letters of credit of $3,009,000 and $3,800,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at September 30, 2015 (in 000's):

September 30, 2015	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$—	$962	$962	$61,686	$62,648	$—
Government Program Loans	—	—	19	19	1,597	1,616	19
Total Commercial and Industrial	—	—	981	981	63,283	64,264	19
Commercial Real Estate Loans	—	747	—	747	164,318	165,065	—
Residential Mortgages	—	63	267	330	72,122	72,452	—
Home Improvement and Home Equity Loans	—	—	—	—	960	960	—
Total Real Estate Mortgage	—	810	267	1,077	237,400	238,477	—

Real Estate Construction and Development Loans	—	—	—	—	150,888	150,888	—
Agricultural Loans	—	—	—	—	43,025	43,025	—
Consumer Loans	—	—	450	450	18,382	18,832	—
Overdraft Protection Lines	—	—	—	—	78	78	—
Overdrafts	—	—	—	—	137	137	—
Total Installment	—	—	450	450	18,597	19,047	—
Total Loans	$—	$810	$1,698	$2,508	$513,193	$515,701	$19

The following is a summary of delinquent loans at December 31, 2014 (in 000's):

December 31, 2014	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$962	$—	$—	$962	$59,460	$60,422	$—
Government Program Loans	445	—	—	445	1,502	1,947	—
Total Commercial and Industrial	1,407	—	—	1,407	60,962	62,369	—
Commercial Real Estate Loans	463	—	—	463	154,209	154,672	—
Residential Mortgages	—	90	162	252	58,843	59,095	—
Home Improvement and Home Equity Loans	43	—	42	85	1,025	1,110	—
Total Real Estate Mortgage	506	90	204	800	214,077	214,877	—
Real Estate Construction and Development Loans	—	—	—	—	137,158	137,158	—
Agricultural Loans	—	—	—	—	31,713	31,713	—
Consumer Loans	67	—	—	67	11,428	11,495	—
Overdraft Protection Lines	—	—	—	—	92	92	—
Overdrafts	—	—	—	—	215	215	—
Total Installment	67	—	—	67	11,735	11,802	—
Total Loans	$1,980	$90	$204	$2,274	$455,645	$457,919	$—

Nonaccrual Loans

Commercial, construction and commercial real estate loans are placed on nonaccrual status under the following circumstances:

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

Loans meeting any of the preceding criteria are placed on nonaccrual status and the accrual of interest for financial statement purposes is discontinued. Previously accrued but unpaid interest is reversed and charged against interest income.

All other loans where principal or interest is due and unpaid for 90 days or more are placed on nonaccrual and the accrual of interest for financial statement purposes is discontinued. Previously accrued but unpaid interest is reversed and charged against interest income.

When a loan is placed on nonaccrual status and subsequent payments of interest (and principal) are received, the interest received may be accounted for in two separate ways.

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

Nonaccrual loans totaled $8,248,000 and $9,935,000 at September 30, 2015 and December 31, 2014, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at September 30, 2015 or December 31, 2014.

The following is a summary of nonaccrual loan balances at September 30, 2015 and December 31, 2014 (in 000's).

	September 30, 2015	December 31, 2014
Commercial and Business Loans	$962	$12
Government Program Loans	348	421
Total Commercial and Industrial	1,310	433

Commercial Real Estate Loans	1,280	3,145
Residential Mortgages	267	1,174
Home Improvement and Home Equity Loans	—	42
Total Real Estate Mortgage	1,547	4,361

Real Estate Construction and Development Loans	4,941	5,141
Agricultural Loans	—	—

Consumer Loans	450	—
Overdraft Protection Lines	—	—
Overdrafts	—	—
Total Installment	450	—
Total Loans	$8,248	$9,935

Impaired Loans

A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.

The Company applies its normal loan review procedures in making judgments regarding probable losses and loan impairment. The Company evaluates for impairment those loans on nonaccrual status, graded doubtful, graded substandard or those that are troubled debt restructures. The primary basis for inclusion in impaired status under generally accepted accounting pronouncements is that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

The method for recognizing interest income on impaired loans is dependent on whether the loan is on nonaccrual status or is a troubled debt restructure. For income recognition, the existing nonaccrual and troubled debt restructuring policies are applied to impaired loans. Generally, except for certain troubled debt restructurings which are performing under the restructure agreement, the Company does not recognize interest income received on impaired loans, but reduces the carrying amount of the loan for financial reporting purposes.

Loans other than certain homogeneous loan portfolios are reviewed on a quarterly basis for impairment. Impaired loans are written down to estimated realizable values by the establishment of specific reserves for loan utilizing the discounted cash flow method, or charge-offs for collateral-based impaired loans, or those using observable market pricing.

The following is a summary of impaired loans at September 30, 2015 (in 000's).

September 30, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$1,723	$530	$1,195	$1,725	$1,019	$1,568	$28
Government Program Loans	348	348	—	348	—	381	22
Total Commercial and Industrial	2,071	878	1,195	2,073	1,019	1,949	50

Commercial Real Estate Loans	1,279	—	1,279	1,279	512	2,093	51
Residential Mortgages	3,827	1,222	2,613	3,835	160	4,161	153
Home Improvement and Home Equity Loans	—	—	—	—	—	21	—
Total Real Estate Mortgage	5,106	1,222	3,892	5,114	672	6,275	204

Real Estate Construction and Development Loans	6,114	5,411	708	6,119	143	6,244	303
Agricultural Loans	20	20	—	20	—	27	7

Consumer Loans	1,100	—	1,105	1,105	585	1,055	26
Overdraft Protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	1,100	—	1,105	1,105	585	1,055	26
Total Impaired Loans	$14,411	$7,531	$6,900	$14,431	$2,419	$15,550	$590

(1) The recorded investment in loans includes accrued interest receivable of $20,000.
(2) Information is based on the nine month period ended September 30, 2015.

The following is a summary of impaired loans at December 31, 2014 (in 000's).

December 31, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$996	$770	$230	$1,000	$64	$847	$76
Government Program Loans	421	421	—	421	—	250	28
Total Commercial and Industrial	1,417	1,191	230	1,421	64	1,097	104

Commercial Real Estate Loans	3,145	1,794	1,351	3,145	478	5,765	244
Residential Mortgages	4,315	1,474	2,852	4,326	170	4,564	188
Home Improvement and Home Equity Loans	42	42	—	42	—	11	3
Total Real Estate Mortgage	7,502	3,310	4,203	7,513	648	10,340	435

Real Estate Construction and Development Loans	6,367	6,371	—	6,371	—	3,362	209
Agricultural Loans	32	32	—	32	—	37	9

Consumer Loans	695	655	45	700	3	209	37
Overdraft Protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	695	655	45	700	3	209	37
Total Impaired Loans	$16,013	$11,559	$4,478	$16,037	$715	$15,045	$794

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

The average recorded investment in impaired loans for the quarters ended September 30, 2015 and 2014 was $14,506,000 and $14,436,000, respectively. Interest income recognized on impaired loans for the quarters ended September 30, 2015 and 2014 was approximately $199,000 and $176,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $126,000 and $117,000 for the quarters ended September 30, 2015 and 2014, respectively.

The average recorded investment in impaired loans for the nine months ended September 30, 2015 and 2014 was $15,550,000 and $14,714,000, respectively. Interest income recognized on impaired loans for the nine months ended September 30, 2015 and 2014 was approximately $590,000 and $463,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $326,000 and $264,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

The following tables illustrates TDR activity for the periods indicated:

Three Months Ended September 30, 2015
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	1	$81	$81	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	1	$81	$81	—	$—

Nine Months Ended September 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	2	$339	$335	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	2	$339	$335	—	$—

Three Months Ended September 30, 2014
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	2	$300	$286	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	1	162
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	2	$300	$286	1	$162

	Nine Months Ended September 30, 2014
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	3	$350	$335	1	$—
Government Program Loans	1	544	534	1	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	3	657
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	—	—	—	2	394
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	4	$894	$869	7	$1,051

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At September 30, 2015, the Company had 29 restructured loans totaling $12,312,000 as compared to 33 restructured loans totaling $15,000,000 at December 31, 2014.

The following tables summarize TDR activity by loan category for the nine months ended September 30, 2015 and September 30, 2014 (in 000's).

Nine Months Ended September 30, 2015	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$1,306	$2,713	$4,225	$—	$6,029	$32	$695	$15,000

Defaults	—	—	—	—	—	—	—	—
Additions	81	—	256	—	—	—	—	337

Principal reductions	(376)	(1,434)	(922)	—	(236)	(12)	(45)	(3,025)

Ending balance	$1,011	$1,279	$3,559	$—	$5,793	$20	$650	$12,312

Allowance for loan loss	$36	$512	$160	$—	$79	$—	$135	$922

Nine Months Ended September 30, 2014	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$675	$1,468	$5,273	$—	$1,551	$44	$48	$9,059

Defaults	—	—	(656)	—	(395)	—	—	(1,051)
Additions	894	—	—	—	—	—	—	894

Principal reductions	(694)	(88)	(360)	—	(670)	(9)	(3)	(1,824)

Ending balance	$875	$1,380	$4,257	$—	$486	$35	$45	$7,078

Allowance for loan loss	$47	$486	$184	$—	$—	$—	$2	$719

The following tables summarize TDR activity by loan category for the quarters ended September 30, 2015 and September 30, 2014.

Three months ended September 30, 2015	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$975	$1,302	$3,638	$—	$5,870	$24	$650	$12,459

Defaults	—	—	—	—	—	—	—	—
Additions	81	—	—	—	—	—	—	81

Principal reductions	(45)	(23)	(79)	—	(77)	(4)	—	(228)

Ending balance	$1,011	$1,279	$3,559	$—	$5,793	$20	$650	$12,312

Allowance for loan loss	$36	$512	$160	$0	$79	$—	$135	$922

Three months ended September 30, 2014	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$1,107	$1,410	$4,536	$—	$490	$38	$46	$7,627

Defaults	—	—	(162)	—	—	—	—	(162)
Additions	300	—	—	—	—	—	—	300

Principal reductions	(532)	(30)	(117)	—	(4)	(3)	(1)	(687)

Ending balance	$875	$1,380	$4,257	$—	$486	$35	$45	$7,078

Allowance for loan loss	$47	$486	$184	$—	$—	$—	$2	$719

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

The Company did not carry any loans graded as loss at September 30, 2015 or December 31, 2014.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for September 30, 2015 and December 31, 2014:

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
September 30, 2015
(in 000's)
Grades 1 and 2	$686	$—	$—	$50	$736
Grade 3	2,009	6,005	—	—	8,014
Grades 4 and 5 – pass	54,775	155,436	129,524	42,975	382,710
Grade 6 – special mention	5,189	2,345	—	—	7,534
Grade 7 – substandard	643	1,279	21,364	—	23,286
Grade 8 – doubtful	962	—	—	—	962
Total	$64,264	$165,065	$150,888	$43,025	$423,242

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2014
(in 000's)
Grades 1 and 2	$591	$—	$—	$—	$591
Grade 3	2,012	4,808	775	—	7,595
Grades 4 and 5 – pass	58,179	144,230	114,766	31,600	348,775
Grade 6 – special mention	342	1,095	—	113	1,550
Grade 7 – substandard	1,245	4,539	21,617	—	27,401
Grade 8 – doubtful	—	—	—	—	—
Total	$62,369	$154,672	$137,158	$31,713	$385,912

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	Residential Mortgages	Home Improvement and Home Equity	Installment	Total	Residential Mortgages	Home Improvement and Home Equity	Installment	Total
(in 000's)
Not graded	$50,486	$931	$17,061	$68,478	$38,207	$1,038	$10,287	$49,532
Pass	19,868	29	886	20,783	17,887	30	865	18,782
Special Mention	—	—	—	—	216	—	—	216
Substandard	2,098	—	1,100	3,198	2,785	42	650	3,477
Total	$72,452	$960	$19,047	$92,459	$59,095	$1,110	$11,802	$72,007

Allowance for Loan Losses

The Company analyzes risk characteristics inherent in each loan portfolio segment as part of the quarterly review of the adequacy of the allowance for loan losses. The following summarizes some of the key risk characteristics for the eleven segments of the loan portfolio (Consumer loans include three segments):

Commercial and industrial loans – Commercial loans are subject to the effects of economic cycles and tend to exhibit increased risk as economic conditions deteriorate, or if the economic downturn is prolonged. The Company considers this segment to be one of higher risk given the size of individual loans and the balances in the overall portfolio.

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

The following summarizes the activity in the allowance for credit losses by loan category for the nine months ended September 30, 2015 and 2014 (in 000's).

Nine Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
September 30, 2015
Beginning balance	$1,219	$1,653	$6,278	$481	$293	$—	$847	$10,771
Provision for credit losses	834	(209)	(426)	69	729	—	(563)	434

Charge-offs	(387)	—	—	—	(17)	—	(9)	(413)
Recoveries	581	131	60	—	8	—	1	781
Net recoveries	194	131	60	—	(9)	—	(8)	368

Ending balance	$2,247	$1,575	$5,912	$550	$1,013	$—	$276	$11,573
Period-end amount allocated to:
Loans individually evaluated for impairment	1,019	672	143	—	585	—	—	2,419
Loans collectively evaluated for impairment	1,228	903	5,769	550	428	—	276	9,154
Ending balance	$2,247	$1,575	$5,912	$550	$1,013	$—	$276	$11,573

Nine Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
September 30, 2014
Beginning balance	$2,340	$1,862	$5,533	$582	$276	$—	$395	$10,988
Recovery of provision for credit losses	(877)	55	253	(76)	64	(46)	526	(101)

Charge-offs	(183)	(131)	(60)	—	—	—	(10)	(384)
Recoveries	181	13	319	6	47	46	—	612
Net charge-offs	(2)	(118)	259	6	47	46	(10)	228

Ending balance	$1,461	$1,799	$6,045	$512	$387	—	$911	$11,115
Period-end amount allocated to:
Loans individually evaluated for impairment	47	670	—	—	2	—	—	719
Loans collectively evaluated for impairment	1,414	1,129	6,045	512	385	—	911	10,396
Ending balance	$1,461	$1,799	$6,045	$512	$387	—	$911	$11,115

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
September 30, 2015
Beginning balance	$2,217	$1,609	$6,360	$450	$815	$—	$101	$11,552
Recovery of provision for credit losses	22	(39)	(477)	100	194	—	177	(23)

Charge-offs	(2)	—	—	—	—	—	(2)	(4)
Recoveries	10	5	29	—	4	—	—	48
Net charge-offs	8	5	29	—	4	—	(2)	44

Ending balance	$2,247	$1,575	$5,912	$550	$1,013	$—	$276	$11,573
Period-end amount allocated to:
Loans individually evaluated for impairment	1,019	672	143	—	585	—	—	2,419
Loans collectively evaluated for impairment	1,228	903	5,769	550	428	—	276	9,154
Ending balance	$2,247	$1,575	$5,912	$550	$1,013	$—	$276	$11,573

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total
September 30, 2014
Beginning balance	$1,396	$1,688	$6,452	$494	$288	$—	$730	$11,048
Provision for credit losses	149	106	(505)	16	88	—	185	39

Charge-offs	(93)	—	—	—	—	—	(4)	(97)
Recoveries	9	5	98	2	11	—	—	125
Net charge-offs	(84)	5	98	2	11	—	(4)	28

Ending balance	$1,461	$1,799	$6,045	$512	$387	$—	$911	$11,115
Period-end amount allocated to:
Loans individually evaluated for impairment	47	670	—	—	2	—	—	719
Loans collectively evaluated for impairment	1,414	1,129	6,045	512	385	—	911	10,396
Ending balance	$1,461	$1,799	$6,045	$512	$387	$—	$911	$11,115

The following summarizes information with respect to the loan balances at September 30, 2015 and 2014.

	September 30, 2015			September 30, 2014
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and Business Loans	$1,725	$60,923	$62,648	$967	$66,398	$67,365
Government Program Loans	348	1,268	1,616	41	1,919	1,960
Total Commercial and Industrial	2,073	62,191	64,264	1,008	68,317	69,325

Commercial Real Estate Loans	1,279	163,786	165,065	3,243	151,166	154,409
Residential Mortgage Loans	3,835	68,617	72,452	4,360	57,359	61,719
Home Improvement and Home Equity Loans	—	960	960	—	1,186	1,186
Total Real Estate Mortgage	5,114	233,363	238,477	7,603	209,711	217,314

Real Estate Construction and Development Loans	6,119	144,769	150,888	5,695	110,888	116,583

Agricultural Loans	20	43,005	43,025	35	32,835	32,870

Installment Loans	1,105	17,942	19,047	45	11,299	11,344

Total Loans	$14,431	$501,270	$515,701	$14,386	$433,050	$447,436

4.	Deposits

Deposits include the following:

(in 000's)	September 30, 2015	December 31, 2014
Noninterest-bearing deposits	$258,678	$215,439
Interest-bearing deposits:
NOW and money market accounts	221,917	211,290
Savings accounts	64,865	60,499
Time deposits:
Under $250,000	60,147	65,844
$250,000 and over	11,028	12,301
Total interest-bearing deposits	357,957	349,934
Total deposits	$616,635	$565,373

Total brokered deposits included in time deposits above	$9,583	$11,480

5.	Short-term Borrowings/Other Borrowings

At  September 30, 2015, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $302,568,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $3,098,000. At September 30, 2015, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000 and a Fed Funds line of $20,000,000 with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of September 30, 2015, $3,280,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $429,015,000 in secured and unsecured loans were pledged at September 30, 2015, as collateral for borrowing lines with the Federal Reserve Bank totaling $302,568,000. At September 30, 2015, the Company had no outstanding borrowings.

At December 31, 2014, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $286,993,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $5,814,000. At December 31, 2014, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2014, $6,106,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $406,358,000 in secured and unsecured loans were pledged at December 31, 2014, as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $286,993,000. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At December 31, 2014, the Company had no outstanding borrowings.

6.	Supplemental Cash Flow Disclosures

	Nine months ended September 30,
(in 000's)	2015	2014
Cash paid during the period for:
Interest	$917	$1,821
Income taxes	$1,960	$—
Noncash investing activities:
Loans transferred to foreclosed assets	$42	$1,065
Sale of limited partnership interest financed	$—	$3,000
Unrealized loss on securities	$58	$86

7.	Common Stock Dividend

On September 22, 2015, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of October 5, 2015, 157,357 additional shares were issued to shareholders on October 16, 2015. Because the stock dividend was considered a “small stock dividend,” approximately $805,639 was transferred from retained earnings to common stock based upon the $5.12 closing price of the Company’s common stock on the declaration date of September 22, 2015. There were no fractional shares paid. Except for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

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

During the second quarter of 2015, the Company's Board of Director's issued a one-percent (1%) stock dividend on the Company's outstanding common stock. Approximately $800,777 was transferred from retained earnings to common stock and 155,796 additional shares were issued to shareholders. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

8.	Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three Months Ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (000's)	$1,886	$1,703	$5,177	$4,659

Weighted average shares issued	15,892,488	15,881,387	15,892,488	15,867,346
Add: dilutive effect of stock options	2,044	5,010	1,956	6,846
Weighted average shares outstanding adjusted for potential dilution	15,894,532	15,886,397	15,894,444	15,874,192

Basic earnings per share	$0.12	$0.11	$0.33	$0.29
Diluted earnings per share	$0.12	$0.11	$0.33	$0.29
Anti-dilutive stock options excluded from earnings per share calculation	110,000	142,000	121,000	142,000

9.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At September 30, 2015 and December 31, 2014, the Company had no recorded valuation allowance.

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. During 2014, the Company began the process to amend its California state tax returns for the years 2009 through 2012 to file a combined report on a unitary basis with the Company and USB Investment Trust. The amended returns for 2009 and 2010 were filed in 2014 and 2015, respectively. The amended returns for 2011 and 2012 will be filed during 2016 once the Franchise Tax Board accepts the 2009 and 2010 amended returns. The Company's policy is to recognize any interest or penalties related to uncertain tax positions in income tax expense.

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

During August 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, in September 2015, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of September 30, 2015.

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

At September 30, 2015 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. We believe the 6.90% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At September 30, 2015, the total cumulative gain recorded on the debt is $4,632,000.

The fair value calculation performed at September 30, 2015 resulted in a pretax gain adjustment of $346,000 ($204,000, net of tax) for the nine months ended September 30, 2015, compared to a pretax loss adjustment of $34,000 ($20,000, net of tax) for the nine months ended September 30, 2014. Fair value gains and losses are reflected as a component of noninterest income on the consolidated statement of income.

The fair value calculation performed at September 30, 2015 resulted in a pretax gain adjustment of $148,000 ($86,000, net of tax) for the quarter ended September 30, 2015, compared to a pretax gain adjustment of $95,000 ($56,000, net of tax) for the quarter ended September 30, 2014.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

September 30, 2015
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$116,388	$116,388	$116,388	$—	$—
Interest-bearing deposits	1,526	1,526	—	1,526	—
Investment securities	34,423	34,423	3,847	30,576	—
Loans	504,273	516,769	—	—	516,769
Accrued interest receivable	2,172	2,172	—	2,172	—
Financial Liabilities:
Deposits:
Noninterest-bearing	258,678	258,678	258,678	—	—
NOW and money market	221,917	221,917	221,917	—	—
Savings	64,865	64,865	64,865	—	—
Time deposits	71,175	71,170	—	—	71,170
Total deposits	616,635	616,630	545,460		71,170
Junior subordinated debt	7,880	7,880	—	—	7,880
Accrued interest payable	30	30	—	30	—

December 31, 2014
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$103,577	$103,577	$103,577	$—	$—
Interest-bearing deposits	1,522	1,522	—	1,522	—
Investment securities	48,301	48,301	3,823	44,478	—
Loans	446,824	441,186	—	—	441,186
Accrued interest receivable	1,927	1,927	—	1,927	—
Financial Liabilities:
Deposits:
Noninterest-bearing	215,439	215,439	215,439	—	—
NOW and money market	211,290	211,290	211,290	—	—
Savings	60,499	60,499	60,499	—	—
Time deposits	78,145	78,239	—	—	78,239
Total deposits	565,373	565,467	487,228	—	78,239
Junior subordinated debt	10,115	10,115	—	—	10,115
Accrued interest payable	40	40	—	40	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no significant transfers in or out of Level 1 and Level 2 fair value measurements during the three and nine month periods ended September 30, 2015.

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

Impaired Loans - Fair value measurements for collateral dependent impaired loans are performed pursuant to authoritative accounting guidance and are based upon either collateral values supported by appraisals and observed market prices. Collateral dependent loans are measured for impairment using the fair value of the collateral. Changes are recorded directly as an adjustment to current earnings.

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

Off-Balance Sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated fair value of commitments to extend credit at September 30, 2015 and December 31, 2014.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheets and results of operations.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2015 and 2014:

September 30, 2015				December 31, 2014
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Discount Rate	6.9%	Junior Subordinated Debt	Discounted cash flow	Discount Rate	6.87%

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of September 30, 2015 (in 000’s):

Description of Assets	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$10,602	$—	$10,602	$—
U.S. Government collateralized mortgage obligations	19,974	—	19,974	—
Mutual Funds	3,847	3,847	—	—
Total AFS securities	$34,423	$3,847	$30,576	$—
Impaired loans (1):
Commercial and industrial	—	—	—	—
Real estate mortgage	—	—	—	—
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	$—	$—	$—	$—
Other real estate owned (1)	—	—	—	—
Total	$34,423	$3,847	$30,576	$—

Description of Liabilities	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$7,880	—	—	$7,880
Total	$7,880	—	—	$7,880

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

(1)Nonrecurring
(2)Recurring

The Company recorded a $188,000 write-down on other real estate owned during the nine months ended September 30, 2015 and zero for the same period ended 2014.

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at December 31, 2014. The Company had no assets measured at fair value on a non-recurring basis at September 30, 2015 (in 000's).

December 31, 2014
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range, Weighted Average
Impaired Loans:
Real estate mortgage	42	Sales Comparison Approach	Adjustment for difference between comparable sales	1%-16%, 13.2%

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the nine months ended September 30, 2015 and 2014 (in 000’s):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$10,238	$10,115	$11,532	$11,125
Total gains (losses) included in earnings	148	346	95	(34)
Canceled debt	(1,122)	(1,122)	—	—
Capitalized interest	(1,384)	(1,459)	(1,390)	(1,112)
Ending balance	$7,880	$7,880	$10,047	$10,047
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$148	$267	$95	$(34)

12.	Goodwill and Intangible Assets

At September 30, 2015, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2014. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is related to the Legacy Bank merger (Campbell reporting unit) completed during February 2007 and totaled approximately $2.9 million at September 30, 2015. The Company completed a "Step 0" analysis for the Campbell reporting unit as of September 30, 2015 and September 30, 2014, with no goodwill impairment.

Under the Step 0 analysis, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes is discount rates, competitive forces within the industry, and other specific industry and market valuation conditions. Based on the results of the Step 0 impairment analysis at September 30, 2015, the Company concluded that that the fair value of the reporting unit exceeds it carrying value. Therefore, goodwill was not impaired.
Core Deposit Intangibles: The core deposit intangible asset related to the Legacy Bank merger, which totaled $3.0 million at the time of merger, was amortized over an estimated life of approximately seven years. At September 30, 2015, there was no remaining carrying value of the core deposit intangible related to the Legacy Bank merger. The Company recognized no amortization expense related to the Campbell operating unit during the nine months ended September 30, 2015. The Company recognized $62,000 in amortization expense related to the Campbell operating unit during the nine months ended September 30, 2014. At September 30, 2015, there was no remaining carrying value of core deposit intangible related to the Taft branch acquisitions completed in April 2004.

 The Company did not record an impairment loss for the nine months ended September 30, 2015 or September 30, 2014.

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

Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact the results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth. Net interest income has increased between the nine months ended September 30, 2015 and 2014, totaling $19,384,000 for the nine months ended September 30, 2015 as compared to $17,510,000 for the nine months ended September 30, 2014. The increase in net interest income between 2014 and 2015 was primarily the result of reinvestment of low yielding overnight investments into the loan portfolio. Net interest income has increased between the quarters ended September 30, 2015 and 2014, totaling $6,633,000 for the quarter ended September 30, 2015 as compared to $6,129,000 for the quarter ended September 30, 2014. The increase in net interest income between 2014 and 2015 was primarily the result of growth in the loan portfolio.

Average interest-earning assets increased approximately $27,424,000 between the nine months ended September 30, 2015 and 2014. Components of the $27,424,000 increase in average earning assets between 2014 and 2015 included an increase of $74,116,000 in loans, partially offset by a decrease of $40,844,000 in overnight funds sold to the Federal Reserve Bank. During the past year, the Company’s cost of interest-bearing liabilities have continued to decline, with the average cost of interest-bearing liabilities dropping from 0.38% during the nine months ended September 30, 2014, to 0.35% during the nine months ended September 30, 2015.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 9/30/15	YTD Average 12/31/14	YTD Average 9/30/14
Loans	80.10%	71.78%	71.16%
Investment securities available for sale	7.11%	8.36%	8.45%
Interest-bearing deposits in other banks	0.25%	0.26%	0.25%
Interest-bearing deposits in FRB	12.54%	19.60%	20.14%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	21.91%	17.99%	17.57%
Money market accounts	37.53%	40.86%	40.71%
Savings accounts	16.91%	14.99%	14.57%
Time deposits	20.90%	23.12%	24.00%
Subordinated debentures	2.75%	3.04%	3.15%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Since the Bank primarily conducts banking operations in California’s Central Valley, its operations and cash flows are subject to changes in the economic condition of the Central Valley. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and declines in economic conditions can have adverse material effects upon the Bank. In addition, the Central Valley remains largely dependent on agriculture. A downturn in agriculture and agricultural related business could indirectly and adversely affect the Company as many borrowers and customers are involved in, or are impacted to some extent, by the agricultural industry. The state of California is currently experiencing the worst drought in recorded history, and, of course, it is not possible to predict the potential impact on businesses and consumers located in the Company's market areas or the duration of the drought.

The residential real estate markets in the five county region from Merced to Kern has strengthened since 2013 and that trend has continued into the third quarter of 2015. The severe declines in residential construction and home prices that began in 2008 have ended and home prices are now rising on a year-over-year basis. The sustained period of double-digit price declines from 2008–2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, it will also maintain its commitment to the reduction of nonperforming assets and provision of options for borrowers experiencing difficulties. Those options include combinations of rate and term concessions, as well as forbearance agreements with borrowers. Median sales prices and housing start numbers improved in the five county region from Merced to Kern between June 2013 to September 2015. Total nonperforming loans decreased by over $1,565,000 during the nine months ended September 30, 2015, totaling $14,011,000 at September 30, 2015 as compared to $15,576,000 reported at December 31, 2014.

As a result of improvements in the economy, the Company has experienced significant increases in the loan portfolio between 2014 and 2015. During the nine months ended September 30, 2015, the Company experienced increases in real estate construction development, real estate mortgage loans, and agricultural loans but experienced decreases in commercial and industrial loans, compared to the same period ended September 30, 2014. Loans increased $57,782,000 between December 31, 2014 and September 30, 2015, and increased $68,265,000 between September 30, 2014 and September 30, 2015. Commercial and industrial loans increased $1,895,000 between December 31, 2014 and September 30, 2015 and decreased $5,061,000 between September 30, 2014 and September 30, 2015. Real estate mortgage loans increased $23,600,000 between December 31, 2014 and September 30, 2015, and $21,163,000 between September 30, 2014 and September 30, 2015. The increases in real estate mortgage loans are partially due to residential mortgage loan pools purchased in September 2014 and February 2015. Agricultural loans increased $11,312,000 between December 31, 2014 and September 30, 2015 and increased $10,155,000 between September 30, 2014 and September 30, 2015.  Commercial real estate loans (a component of real estate mortgage loans) have remained as a significant portion of total loans over the past year having increased in balance while decreasing slightly as a portion of the total loan portfolio. Commercial real estate loans amounted to 32.01%, 33.78%, and 34.51%, of the total loan portfolio at September 30, 2015, December 31, 2014, and September 30, 2014, respectively. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $72,452,000 or 14.05% of the portfolio at September 30, 2015, $59,095,000, or 12.91% of the portfolio at December 31, 2014, and $61,719,000 or 13.79% of the portfolio at September 30, 2014. The Company held no loan participation purchases at September 30, 2014, December 31, 2014 or September 30, 2015. Loan participations sold decreased from $6,959,000, or 1.56%, of the portfolio at September 30, 2014, to $6,230,000, or 1.4% of the portfolio, at December 31, 2014, and increased to $10,612,000, or 2.1% of the portfolio, at September 30, 2015.

Although market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped maintain adequate margins. The Company’s net interest margin increased to 4.25% for the nine months ended September 30, 2015, when compared to 4.01% for the nine months ended September 30, 2014. The net interest margin has improved due to growth of the loan portfolio, which is a higher yielding asset, compared to overnight investments with the Federal Reserve Bank. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. Loans yielded 5.37% during the nine months ended September 30, 2015, as compared to 5.67% for the nine months ended September 30, 2014.  The decrease in the Company’s cost of funds over the past year has mitigated the impact of declining yields on earning assets. The Company’s average cost of funds was 0.35% for the nine months ended September 30, 2015, as compared to 0.38% for the nine months ended September 30, 2014. Since the Company does not intend to increase its current level of brokered deposits, the level of brokered deposits is expected to remain relatively constant at least in the short-term. Currently CDARs reciprocal deposits are the only brokered deposits in the Company. CDARs reciprocal deposits are preferred by some depositors.

Total noninterest income of $3,914,000 reported for the nine months ended September 30, 2015 decreased $219,000 or 5.30% as compared to the nine months ended September 30, 2014. Noninterest income continues to be driven by customer service fees, which increased slightly to $2,661,000 for the nine months ended September 30, 2015 as compared to $2,639,000 for the three months ended September 30, 2014. The decrease in noninterest income between the two periods was primarily the result of a one-time $691,000 gain on the sale of a limited investment partnership realized in 2014, partially offset by a $380,000 gain in fair value of financial liability realized in 2015.

Noninterest expense increased approximately $249,000 or 1.76% between the nine months ended September 30, 2014 and September 30, 2015. The increase experienced during the nine months ended September 30, 2015, was primarily the result of increases of $114,000 in the net operating cost on OREO and $226,000 in occupancy expense, partially offset by decreases in professional fees and employee salary and benefit expenses.

On September 22, 2015, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes, given the current uncertainties in the economy and unprecedented declines in real estate valuations in our markets, it is prudent to retain capital in this environment, and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of October 5, 2015, an additional 157,357 shares were issued to shareholders. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the nine months ended September 30, 2015. Total assets increased approximately $55,230,000 during the nine months ended September 30, 2015, including increases of $57,449,000 in net loans and $10,701,000 in overnight investments with Federal Reserve Bank, partially offset by a decrease of $13,878,000 in investment securities. Total deposits increased $51,262,000, including an increase of $43,239,000 in noninterest-bearing deposits and $10,627,000 in NOW and money market accounts, partially offset by decreases of $6,970,000 in time deposits during the nine months ended September 30, 2015. Average loans comprised approximately 80.10% and 71.16% of overall average earning assets during the nine months ended September 30, 2015 and September 30, 2014, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, remained high during the nine months ended September 30, 2015, but decreased $2,886,000 from a balance of $29,586,000 at December 31, 2014 to a balance of $26,700,000 at September 30, 2015. Nonaccrual loans, totaling $8,248,000 at September 30, 2015, decreased $1,687,000 from the balance of $9,935,000 reported at December 31, 2014. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $1,606,000 during the nine months ended September 30, 2015 with a balance of $14,431,000 at September 30, 2015. Other real estate owned through foreclosure decreased to a balance of $12,689,000 at September 30, 2015 as compared to a balance of $14,010,000 at December 31, 2014. Nonperforming assets as a percentage of total assets decreased from 4.46% at December 31, 2014 to 3.72% at September 30, 2015.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	September 30, 2015	December 31, 2014	September 30, 2014
Provision (recovery of provision) for credit losses during period	$434	$(845)	$(101)
Allowance as % of nonperforming loans	82.60%	69.15%	77.90%

Nonperforming loans as % total loans	2.72%	3.40%	3.19%
Restructured loans as % total loans	2.39%	3.28%	1.58%

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Restructured loan balances are comprised of 29 loans totaling $12,312,000 at September 30, 2015, compared to 33 loans totaling $15,000,000 at December 31, 2014.

The Company recorded a provision of $434,000 to the allowance for credit losses during the nine months ended September 30, 2015, as compared to a recovery of provision of $101,000 for the nine months ended September 30, 2014. Net loan and lease recoveries during the nine months ended September 30, 2015 totaled $368,000 as compared to net recoveries of $228,000 for the nine months ended September 30, 2014. The Company charged-off, or had partial charge-offs on, 5 loans during the nine months ended September 30, 2015, as compared to 9 loans during the same period ended September 30, 2014, and 13 loans during the year ended December 31, 2014. The annualized percentage net recoveries to average loans were 0.10% and 0.07% for the nine months ended September 30, 2015 and 2014, respectively, as compared to net recoveries of 0.15% for the year ended December 31, 2014.

Deposits increased by $51,262,000 during the nine months ended September 30, 2015, primarily due to increases of $43,239,000 experienced in non-interest bearing deposits. The Company continues to maintain a low reliance on brokered deposits, while maintaining sufficient liquidity. Currently, the Company does not utilize wholesale funding sources. Brokered deposits totaled $9,583,000 or 1.55% of total deposits at September 30, 2015, as compared to $11,480,000, or 2.03%, of total deposits at December 31, 2014, and $7,889,000, or 2.43%, of total deposits at September 30, 2014.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have remained low during the first nine months of 2015. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.57% at September 30, 2015, as compared to 1.55% at December 31, 2014. Pursuant to fair value accounting guidance, the Company has recorded $346,000 in pretax fair value gain on its junior subordinated debt during the nine months ended September 30, 2015, bringing the total cumulative gain recorded on the debt to $4,632,000 at September 30, 2015.

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

Results of Operations

On a year-to-date basis, the Company reported net income of $5,177,000 or $0.33 per share ($0.33 diluted) for the nine months ended September 30, 2015, as compared to $4,659,000 or $0.29 per share ($0.29 diluted) for the same period in 2014. The Company’s return on average assets was 1.01% for the nine months ended September 30, 2015, as compared to 0.94% for the nine months ended September 30, 2014. The Bank’s return on average equity was 8.10% for the nine months ended September 30, 2015, as compared to 7.90% for the nine months ended September 30, 2014.

For the quarters ended September 30, 2015 and 2014, the Company reported net income of $1,886,000 or $0.12 per share ($0.12 diluted) and $1,703,000 or $0.11 per share ($0.11 diluted), respectively. The Company’s return on average assets was 1.16% for the quarter ended September 30, 2015, compared to 1.00% for the quarter ended September 30, 2014. The Bank’s return on average equity was 9.38% for the quarter ended September 30, 2015, compared to 8.39% for the quarter ended September 30, 2014.

Net Interest Income

Net interest income totaled $19,384,000 for the nine months ended September 30, 2015, representing an increase of $1,874,000, or 10.70%, when compared to the $17,510,000 reported for the same period of the previous year.

The Company’s year-to-date net interest margin, as shown in Table 1, increased to 4.25% for the nine months ended September 30, 2015 from 4.01% for the same period ended September 30, 2014, an increase of 24 basis points (100 basis points = 1%) between the two periods. While average market rates of interest have remained level between the nine months ended September 30, 2015 and 2014 (the Prime rate remained at 3.25% during both periods), the Company’s earning asset mix has improved with large increase in loan balances which have positively impacted the net margin between the two periods.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Nine months ended September 30, 2015 and 2014

		2015			2014
(dollars in 000's)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans and leases (1)	$488,885	$19,641	5.37%	$414,769	$17,602	5.67%
Investment Securities – taxable (3)	43,375	555	1.71%	49,230	688	1.87%
Interest-bearing deposits in other banks	1,524	5	0.44%	1,517	5	0.44%
Interest-bearing deposits in FRB	76,523	138	0.24%	117,367	210	0.24%
Total interest-earning assets	610,307	$20,339	4.46%	582,883	$18,505	4.24%
Allowance for credit losses	(11,274)			(11,085)
Noninterest-earning assets:
Cash and due from banks	21,789			19,982
Premises and equipment, net	11,272			12,011
Accrued interest receivable	1,554			1,401
Other real estate owned	13,725			14,145
Other assets	40,106			45,650
Total average assets	$687,479			$664,987
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$79,312	$80	0.13%	$60,737	$55	0.12%
Money market accounts	135,791	332	0.33%	140,782	369	0.35%
Savings accounts	61,204	118	0.26%	50,408	86	0.23%
Time deposits	75,617	250	0.44%	83,018	302	0.49%
Other borrowings	—	—	0.00%	—	—	0.00%
Junior subordinated debentures	9,933	175	2.36%	10,908	183	2.24%
Total interest-bearing liabilities	361,857	$955	0.35%	345,853	$995	0.38%
Noninterest-bearing liabilities:
Noninterest-bearing checking	232,122			231,853
Accrued interest payable	73			73
Other liabilities	7,950			8,355
Total Liabilities	602,002			586,134

Total shareholders' equity	85,477			78,853
Total average liabilities and shareholders' equity	$687,479			$664,987
Interest income as a percentage of average earning assets			4.46%			4.24%
Interest expense as a percentage of average earning assets			0.21%			0.23%
Net interest margin			4.25%			4.01%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $60,000 and $338,000 for the nine months ended September 30, 2015 and 2014, respectively.

(2)	Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation

(3)	Yields on investments securities are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

Interest rates and Interest Differentials
Three Months Ended September 30, 2015 and 2014

		2015			2014
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans and leases (1)	$500,522	$6,728	5.33%	$435,549	$6,187	5.64%
Investment Securities – taxable (3)	36,513	175	1.90%	50,599	227	1.78%
Interest-bearing deposits in other banks	1,526	1	0.26%	1,519	2	0.52%
Interest-bearing deposits in FRB	90,739	55	0.24%	104,254	63	0.24%
Total interest-earning assets	629,300	$6,959	4.39%	591,921	$6,479	4.34%
Allowance for credit losses	(11,583)			(11,132)
Noninterest-earning assets:
Cash and due from banks	22,340			20,629
Premises and equipment, net	11,099			11,911
Accrued interest receivable	1,538			1,464
Other real estate owned	13,156			14,173
Other assets	39,660			44,760
Total average assets	$705,510			$673,726
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$78,065	$26	0.13%	$62,216	$24	0.15%
Money market accounts	139,293	117	0.33%	143,835	131	0.36%
Savings accounts	63,899	44	0.27%	55,627	40	0.29%
Time deposits	73,445	81	0.44%	81,108	96	0.47%
Other borrowings	—	—	0.00%	—	—	0.00%
Junior subordinated debentures	9,528	58	2.42%	10,104	59	2.32%
Total interest-bearing liabilities	364,230	$326	0.36%	352,890	$350	0.39%
Noninterest-bearing liabilities:
Noninterest-bearing checking	245,305			230,590
Accrued interest payable	71			81
Other liabilities	8,668			9,596
Total Liabilities	618,274			593,157

Total shareholders' equity	87,236			80,569
Total average liabilities and shareholders' equity	$705,510			$673,726
Interest income as a percentage of average earning assets			4.39%			4.34%
Interest expense as a percentage of average earning assets			0.21%			0.23%
Net interest margin			4.18%			4.11%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan costs of approximately $42,000 for the quarter ended September 30, 2015 and the loan fees of $150,000 for the quarter ended September 30, 2014.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the nine months ended September 30, 2015 compared to September 30, 2014
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$2,039	$(977)	$3,016
Investment securities available for sale	(133)	(55)	(78)
Interest-bearing deposits in other banks	—	—	—
Interest-bearing deposits in FRB	(72)	2	(74)
Total interest income	1,834	(1,030)	2,864
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(12)	(39)	27
Savings and money market accounts	32	12	20
Time deposits	(52)	(26)	(26)
Other borrowings	—	—	—
Subordinated debentures	(8)	9	(17)
Total interest expense	(40)	(44)	4
Increase in net interest income	$1,874	$(986)	$2,860

For the nine months ended September 30, 2015, total interest income increased approximately $1,834,000 or 9.91% as compared to the nine months ended September 30, 2014. Earning asset volumes for loans and leases increased $74,116,000 on average. Available for sale investment securities and overnight balances decreased $5,855,000 and $40,844,000, respectively, between the two periods. The average rates on loans decreased 30 basis points between the two periods, and the average rate on investment securities decreased approximately 16 basis points during the nine months ended September 30, 2015 as compared to the same period of 2014.

For the nine months ended September 30, 2015, total interest expense decreased approximately $40,000, or 4.02% as compared to the nine months ended September 30, 2014. Between those two periods, average interest-bearing liabilities increased by $16,004,000, while the average rates paid on these liabilities decreased by 3 basis points.

For the quarter ended September 30, 2015, total interest income increased $480,000 or 7.41%, as compared to the quarter ended September 30, 2014. Comparing those two periods, average interest earning assets increased $37,379,000, with an increase in loans and leases of $64,973,000, partially offset by a decrease of $13,515,000 on balances held at the Federal Reserve Bank. The average rate on total interest-earning assets increased 5 basis points, primarily due to an increase in average loans outstanding relative to total loans outstanding. While yields decreased for most interest-earning assets when compared to the quarter ended September 30, 2014, yields on investment securities increased. For the quarter ended September 30, 2015, total interest expense decreased $24,000 or 6.86% as compared to the quarter ended September 30, 2014, as a result of a 3 basis point decrease on the average rates paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 0.36% for the quarter ended September 30, 2015, compared to 0.39% for the same period ended September 30, 2014.

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the nine months ended September 30, 2015, the provision to the allowance for credit losses was $434,000 as compared to a recovery of provision of $101,000 for the nine months ended September 30, 2014. For the quarter ended September 30, 2015, a recovery of provision of $23,000 was made to the allowance for credit losses, compared to a provision of $39,000 for the quarter ended September 30, 2014.

The provision allocated during the nine months ended September 30, 2015 brought the allowance to 2.24% of outstanding loan balances at, as compared to 2.35% of outstanding loan balances at December 31, 2014, and 2.49% at September 30, 2014.

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2015 and 2014:

(in 000's)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Amount of Change	Percent Change
Customer service fees	$2,661	$2,639	$22	0.83%
Increase in cash surrender value of BOLI	389	384	5	1.30%
Gain (loss) on fair value of financial liability	346	(34)	380	(1,117.65)%
Gain (loss) on sale of other investment	(23)	691	(714)	(103.33)%
Gain on sale of fixed assets	—	25	(25)	(100.00)%
Other	463	428	35	8.18%
Total noninterest income	$3,836	$4,133	$(297)	(7.19)%

Noninterest income for the nine months ended September 30, 2015 decreased $219,0000 or 5.30% when compared to the same period of 2014. Customer service fees, the primary component of noninterest income, increased $22,000 or 0.83% between the two periods presented. The decrease in noninterest income of $219,000 between the two periods is primarily the result of a one-time $691,000 gain on the sale of other investment realized during 2014, partially offset by a gain on the fair value of a financial liability recorded in 2015. The change in the fair value of financial liability was primarily caused by fluctuations in the LIBOR yield curve.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2015 and 2014:

Table 4. Changes in Noninterest Expense

(in 000's)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Amount of Change	Percent Change
Salaries and employee benefits	$7,044	$7,108	$(64)	(0.90)%
Occupancy expense	3,021	2,795	226	8.09%
Data processing	90	101	(11)	(10.89)%
Professional fees	877	959	(82)	(8.55)%
FDIC/DFI insurance assessments	705	700	5	0.71%
Director fees	202	176	26	14.77%
Amortization of intangibles	—	62	(62)	(100.00)%
Correspondent bank service charges	56	89	(33)	(37.08)%
Loss on California tax credit partnership	60	(15)	75	(500.00)%
Net cost on operation and sale of OREO	594	480	114	23.75%
Other	1,755	1,700	55	3.24%
Total expense	$14,404	$14,155	$249	1.76%

Noninterest expense increased $249,000 between the nine months ended September 30, 2015 and 2014. The net increase in noninterest expense between the comparative periods is primarily the result of increases in occupancy expense as well as net costs of operation on OREO, partially offset by decreases in professional fees and salaries and employee benefits.

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

The Company has reviewed all of its tax positions as of September 30, 2015, and has determined that, there are no material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets increased $55,230,000, or 8.33% to a balance of $718,399,000 at September 30, 2015, from the balance of $663,169,000 at December 31, 2014, and increased $28,005,000, or 4.06%, from the balance of $690,394,000 at September 30, 2014. Total deposits of $616,635,000 at September 30, 2015, increased $51,262,000, or 9.07%, from the balance reported at December 31, 2014, and increased $25,688,000, or 4.35%, from the balance of $590,947,000 reported at September 30, 2014. Cash and cash equivalents increased $12,811,000, or 12.37%, between December 31, 2014 and September 30, 2015; net loans increased $57,449,000, or 12.86%, to a balance of $504,273,000; and investment securities decreased $13,878,000, or 28.73%, during the first nine months of 2015.

Earning assets averaged approximately $610,307,000 during the nine months ended September 30, 2015, as compared to $582,883,000 for the same period in 2014. Average interest-bearing liabilities increased to $361,857,000 for the nine months ended September 30, 2015, from $345,853,000 reported for the comparative period of 2014.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $515,701,000 at September 30, 2015, an increase of $57,782,000, or 12.62%, when compared to the balance of $457,919,000 at December 31, 2014, and an increase of $68,265,000, or 15.26%, when compared to the balance of $447,436,000 reported at September 30, 2014. Loans on average increased $74,116,000, or 17.87%, between the nine months ended September 30, 2014 and September 30, 2015, with loans averaging $488,885,000 for the nine months ended September 30, 2015, as compared to $414,769,000 for the same period of 2014.

During the first nine months of 2015, increases were experienced in most loan categories. Real estate construction and real estate mortgage loans increased $13,730,000, or 10.01%, and $23,600,000, or 10.98%, respectively, during the first nine months of 2015. Agricultural loans increased $11,312,000, or 35.67% during the same period.

The following table sets forth the amounts of loans outstanding by category at September 30, 2015 and December 31, 2014, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	September 30, 2015		December 31, 2014
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$64,264	12.5%	$62,369	13.6%	$1,895	3.04%
Real estate – mortgage	238,477	46.2%	214,877	46.9%	23,600	10.98%
RE construction & development	150,888	29.3%	137,158	30.0%	13,730	10.01%
Agricultural	43,025	8.3%	31,713	6.9%	11,312	35.67%
Installment/other	19,047	3.7%	11,802	2.7%	7,245	61.39%
Total Gross Loans	$515,701	100.0%	$457,919	100.0%	$57,782	12.62%

The overall average yield on the loan portfolio was 5.37% for the nine months ended September 30, 2015, as compared to 5.67% for the nine months ended September 30, 2014. At September 30, 2015, 41.6% of the Company's loan portfolio consisted of floating rate instruments, as compared to 39.9% of the portfolio at December 31, 2014, with the majority of those tied to the prime rate. Approximately 21.9% or $46,978,000 of the floating rate loans have rate floors at September 30, 2015, making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. Approximately $1,263,000 of the $46,978,000 in loans with floors have floor spreads of 100 basis points or more, meaning that interest rates would need to increase more than 1% (or 100 basis points) before the rates on those loans would increase and effectively become floating rate loans again. Of the $46,978,000 in loans which comprise floating rate loans with floors, $1,681,000 will mature in one year or less.

Deposits

Total deposits were $616,635,000 at September 30, 2015, representing an increase of $51,262,000, or 9.07% from the balance of $565,373,000 reported at December 31, 2014, and an increase of $25,688,000, or 4.35% from the balance of $590,947,000 reported at September 30, 2014.

The following table sets forth the amounts of deposits outstanding by category at September 30, 2015 and December 31, 2014, and the net change between the two periods presented.

Table 6. Deposits

(in 000's)	September 30, 2015	December 31, 2014	Net Change	Percentage Change
Noninterest bearing deposits	$258,678	$215,439	$43,239	20.07%
Interest bearing deposits:
NOW and money market accounts	221,917	211,290	10,627	5.03%
Savings accounts	64,865	60,499	4,366	7.22%
Time deposits:
Under $250,000	60,147	65,844	(5,697)	-8.65%
$250,000 and over	11,028	12,301	(1,273)	-10.35%
Total interest bearing deposits	357,957	349,934	8,023	2.29%
Total deposits	$616,635	$565,373	$51,262	9.07%

The Company's deposit base consists of two major components represented by noninterest bearing (demand) deposits and interest bearing deposits, totaling $258,678,000 and $357,957,000 at September 30, 2015, respectively. Interest bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest bearing deposits increased $8,023,000, or 2.29%, between December 31, 2014 and September 30, 2015, and noninterest bearing deposits increased $43,239,000, or 20.07% between the same two periods presented. Included in the increase of $8,023,000 in interest bearing deposits during the nine months ended September 30, 2015, are increases of $10,627,000 in NOW and money market accounts and $4,366,000 in savings accounts, partially offset by decreases of $6,970,000 in time deposits.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 90.01% and 88.21% of the total deposit portfolio at September 30, 2015 and December 31, 2014, respectively. Brokered deposits totaled $9,583,000 at September 30, 2015, as compared to $11,480,000 at December 31, 2014, and $7,889,000 at September 30, 2014. Brokered deposits were 1.55% and 2.03% of total deposits at September 30, 2015 and December 31, 2014, respectively.

On a year-to-date average, the Company experienced an increase of $17,248,000, or 3.04%, in total deposits between the nine months ended September 30, 2015 and September 30, 2014. Between these two periods, average interest bearing deposits increased $16,979,000 or 5.07%, and total noninterest-bearing deposits increased $269,000, or 0.12%, on a year-to-date average basis.

Short-Term Borrowings

At September 30, 2015, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $302,568,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $3,098,000. At September 30, 2015, the Company had uncollateralized lines of credit with both Pacific Coast Bankers Bank ("PCBB") and Zion's Bank, totaling $10,000,000 and $20,000,000, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At September 30, 2015 and September 30, 2014, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $286,993,000, collateralized FHLB lines of credit totaling $5,814,000, and an uncollateralized lines of credit with PCBB of $10,000,000 at December 31, 2014.

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

The allowance for credit losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in existing loans and commitments to extend credit. The adequacy of the allowance for credit losses is based upon management's continuing assessment of various factors affecting the collectability of loans and commitments to extend credit; including current economic conditions, past credit experience, collateral, and concentrations of credit. There is no precise method of predicting specific losses or amounts which may ultimately be charged off on particular segments of the loan portfolio. The conclusion that a loan may become uncollectible, either in part or in whole is subjective and contingent upon economic, environmental, and other conditions which cannot be predicted with certainty. When determining the adequacy of the allowance for credit losses, the Company follows, in accordance with GAAP, the guidelines set forth in the Revised Interagency Policy Statement on the Allowance for Loan and Lease Losses (“Statement”) issued by banking regulators in December 2006. The Statement is a revision of the previous guidance released in July 2001, and outlines characteristics that should be used in segmentation of the loan portfolio for purposes of the analysis including risk classification, past due status, type of loan, industry or collateral. It also outlines factors to consider when adjusting the loss factors for various segments of the loan portfolio, and updates previous guidance that describes the responsibilities of the board of directors, management, and bank examiners regarding the allowance for credit losses. Securities and Exchange Commission Staff Accounting Bulletin No. 102 was released during July 2001, and represents the SEC staff’s view relating to methodologies and supporting documentation for the Allowance for Loan and Lease Losses that should be observed by all public companies in complying with the federal securities laws and the Commission’s interpretations.  It is also generally consistent with the guidance published by the banking regulators.

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At September 30, 2015, impaired and classified loans totaled $30,968,000, or 6.0%, of gross loans as compared to $34,358,000 or 7.5% of gross loans at December 31, 2014.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at September 30, 2015 and December 31, 2014, as well as classified loans at those period-ends.

(in 000's)	September 30, 2015	December 31, 2014
Specific allowance – impaired loans	$2,419	$715
Formula allowance – classified loans not impaired	2,062	2,450
Formula allowance – special mention loans	344	39
Total allowance for special mention and classified loans	4,825	3,204

Formula allowance for pass loans	6,472	6,739
Unallocated allowance	276	828
Total allowance for loan losses	$11,573	$10,771

Impaired loans	14,431	16,037
Classified loans not considered impaired	16,537	18,321
Total classified loans	$30,968	$34,358
Special mention loans not considered impaired	$7,534	$1,766

Impaired loans decreased $1,606,000 between December 31, 2014 and September 30, 2015 and the specific allowance related to impaired loans increased $1,704,000 between December 31, 2014 and September 30, 2015. The specific allowance increase was due to a 100% reserve placed on two credits during the first quarter of 2015. The formula allowance related to unimpaired loans (including special mention and substandard) decreased by $83,000 between December 31, 2014 and September 30, 2015. The level of “pass” loans increased approximately $35,936,000 between December 31, 2014 and September 30, 2015. The related formula allowance decreased $267,000 during the same period. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis. Due to improvements in lending policies and loan review quality, less reserve is required for pass loans.

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

Management and the Company’s lending officers evaluate the loss exposure of classified and impaired loans on a weekly/monthly basis. The Company’s Loan Committee meets weekly and serves as a forum to discuss specific problem assets that pose significant concerns to the Company, and to keep the Board of Directors informed through committee minutes. All special mention and classified loans are reported quarterly on Problem Asset Reports and Impaired Loan Reports and are reviewed by senior management. Migration analysis and impaired loan analysis are performed on a quarterly basis and adjustments are made to the allowance as deemed necessary. The Board of Directors is kept abreast of any changes or trends in problem assets on a monthly basis, or more often if required.

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

At September 30, 2015 and December 31, 2014, the Company's recorded investment in impaired loans totaled $14,431,000 and $16,037,000, respectively. Included in total impaired loans at September 30, 2015, are $6,900,000 of impaired loans for which the related specific allowance was $2,419,000, as well as $7,531,000 of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2014 included $4,478,000 of impaired loans for which the related specific allowance was $715,000 as well as $11,559,000 in impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $15,550,000 during the first nine months of 2015. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At September 30, 2015, included in impaired loans, were troubled debt restructures totaling $12,312,000. Nonaccrual loans, totaling $6,568,000, were included in that balance. The remaining troubled debt restructures, totaling $5,744,000, were current with regards to payments, and were performing according to their modified contractual terms.

The largest category of impaired loans at September 30, 2015 was real estate construction loans, comprising approximately 42.40% of total impaired loans. Real estate mortgage loans and commercial and industrial loans represented approximately 35.44% and 14.36%, respectively, of total impaired loan balances at September 30, 2015. Of the $2,073,000 in commercial and industrial impaired loans reported at September 30, 2015, one loan, with a recorded investment of $63,156, was secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at September 30, 2015, approximately $10,589,000, or 73.4%, are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at September 30, 2015 and December 31, 2014.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	September 30, 2015	September 30, 2015	December 31, 2014	December 31, 2014
Commercial and industrial	$2,073	$1,019	$1,421	$64
Real estate – mortgage	5,114	672	7,513	648
RE construction & development	6,119	143	6,371	—
Agricultural	20	—	32	—
Installment/other	1,105	585	700	3
Total Impaired Loans	$14,431	$2,419	$16,037	$715

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At September 30, 2015, approximately $4,838,000 of the total $12,312,000 in TDRs was comprised of real estate mortgages. An additional $5,793,000 was related to real estate construction and development loans.

Total troubled debt restructurings decreased 17.92% at September 30, 2015 compared to December 31, 2014. Nonaccrual TDRs decreased by 29.82% while accruing TDRs increased by 1.83% over the same period. Within TDR categories, total residential mortgages and real estate construction TDRs showed a decrease of 18.01%. The majority of these credits are related to real estate construction projects that slowed significantly or stalled. The Company has pursued restructuring the qualified credits while the construction industry recovers in order to allow developers an opportunity to finish projects at a slower pace. Concessions granted in these circumstances include lengthened maturities, lower lot release prices, or rate reductions that enable the borrower to finish the construction projects and repay loans to the Company. The Company has had general success in its restructuring efforts even though not all restructured efforts will be entirely successful.

The following table summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at September 30, 2015 and December 31, 2014.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	September 30, 2015	September 30, 2015	September 30, 2015
Commercial and industrial	$1,011	$348	$663
Real estate - mortgage:
Commercial real estate	1,279	1,279	—
Residential mortgages	3,559	—	3,559
Home equity loans	—	—	—
Total real estate mortgage	4,838	1,279	3,559
RE construction & development	5,793	4,941	852
Agricultural	20	—	20
Installment/other	650	—	650
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$12,312	$6,568	$5,744

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2014	December 31, 2014	December 31, 2014
Commercial and industrial	$1,306	$421	$885
Real estate - mortgage:
Commercial real estate	2,713	2,713	—
Residential mortgages	4,225	1,084	3,141
Home equity loans	—	—	—
Total real estate mortgage	6,938	3,797	3,141
RE construction & development	6,029	5,141	888
Agricultural	32	—	32
Installment/other	695	—	695
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$15,000	$9,359	$5,641

Of the $12,312,000 in total TDRs at September 30, 2015, $6,568,000 were on nonaccrual status at period-end. Of the $15,000,000 in total TDRs at December 31, 2014, $9,359,000 were on nonaccrual status at period-end. As of September 30, 2015, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

The following table summarizes special mention loans by type at September 30, 2015 and December 31, 2014.

(in thousands)	September 30, 2015	December 31, 2014
Commercial and industrial	$5,189	$342
Real estate - mortgage:
Commercial real estate	2,345	1,095
Residential mortgages	—	216
Home equity loans	—	—
Total real estate mortgage	2,345	1,311
RE construction & development	—	—
Agricultural	—	113
Installment/other	—	—
Commercial lease financing	—	—
Total Special Mention Loans	$7,534	$1,766

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

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the nine months ended September 30, 2015 and September 30, 2014.

Table 7. Allowance for Credit Losses - Summary of Activity

(in 000's)	September 30, 2015	September 30, 2014
Total loans outstanding at end of period before deducting allowances for credit losses	$515,846	$447,011
Average loans outstanding during period	488,885	414,769

Balance of allowance at beginning of period	10,771	10,988
Loans charged off:
Real estate	—	(191)
Commercial and industrial	(387)	(183)
Installment and other	(26)	(10)
Total loans charged off	(413)	(384)
Recoveries of loans previously charged off:
Real estate	191	332
Commercial and industrial	581	187
Installment and other	9	93
Total loan recoveries	781	612
Net loans recovered	368	228

Provision (recovery of provision) charged to operating expense	434	(101)
Balance of allowance for credit losses at end of period	$11,573	$11,115

Net loan (recoveries) charge-offs to total average loans (annualized)	(0.10)%	(0.07)%
Net loan (recoveries) charge-offs to loans at end of period (annualized)	(0.29)%	(0.07)%
Allowance for credit losses to total loans at end of period	2.24%	2.49%
Net loan (recoveries) charge-offs to allowance for credit losses (annualized)	(12.72)%	(2.74)%
Provision for credit losses to net (recoveries) charge-offs (annualized)	157.25%	59.06%

Total loan charge-offs increased $29,000 during the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. Loan recoveries totaled $781,000 during the nine months ended September 30, 2015, increasing by $140,000 from the same period in 2014.

At September 30, 2015 and September 30, 2014, $315,000 and $288,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, reported separately in other liabilities on the consolidated balance sheet. Management believes that the 2.24% credit loss allowance at September 30, 2015 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in future losses to the loan portfolio.

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

Table 8. Nonperforming Assets

(in 000's)	September 30, 2015	December 31, 2014
Nonaccrual Loans (1)	$8,248	$9,935
Restructured Loans	5,744	5,641
Loans past due 90 days or more, still accruing	19	—
Total nonperforming loans	14,011	15,576
Other real estate owned	12,689	14,010
Total nonperforming assets	$26,700	$29,586

Nonperforming loans to total gross loans	2.72%	3.40%
Nonperforming assets to total assets	3.72%	4.46%
Allowance for loan losses to nonperforming loans	82.60%	69.15%

(1)	Included in nonaccrual loans at September 30, 2015 and December 31, 2014 are restructured loans totaling $6,568,000 and $9,359,000, respectively.

Non-performing loans decreased $1,565,000 between December 31, 2014 and September 30, 2015. Nonaccrual loans decreased $1,687,000 between December 31, 2014 and September 30, 2015, with real estate mortgage and real estate construction loans comprising approximately 78.66% of total nonaccrual loans at September 30, 2015. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans increased from 69.15% at December 31, 2014 to 82.60% at September 30, 2015.

(in 000's)	Balance	Balance	Change from
Nonaccrual Loans:	September 30, 2015	December 31, 2014	December 31, 2014
Commercial and industrial	$1,310	$433	$877
Real estate - mortgage	1,547	4,361	(2,814)
RE construction & development	4,941	5,141	(200)
Installment/other	450	—	450
Total Nonaccrual Loans	$8,248	$9,935	$(1,687)

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at September 30, 2015 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At September 30, 2015, the Company had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At September 30, 2015, the Bank had 71.80% of total assets in the loan portfolio and a loan to deposit ratio of 83.65%, as compared to 69.00% of total assets in the loan portfolio and a loan to deposit ratio of 80.94% at December 31, 2014. Liquid assets at September 30, 2015, include cash and cash equivalents totaling $116,388,000 as compared to $103,577,000 at December 31, 2014. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $315,666,000 and an uncollateralized lines of credit from Pacific Coast Banker's Bank (PCBB) of $10,000,000 and Zion's Bank of $20,000,000 at September 30, 2015.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion). The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities). Since the quarter ended March 31, 2009, the Bank has been precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at March 31, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. During the second quarter of 2014, the Bank received approval from the Federal Reserve Bank to upstream a dividend to the parent company for the purpose of payment of deferred interest on the Company's junior subordinated debt.  During the nine months ended September 30, 2015, the Company received $2,139,836 in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

(in 000's)	Balance
December 31, 2013	$135,212
September 30, 2014	$134,885
December 31, 2014	$103,577
September 30, 2015	$116,388

Cash and cash equivalents increased $12,811,000 during the nine months ended September 30, 2015, as compared to a decrease of $327,000 during the nine months ended September 30, 2014.

The Company had a net cash inflow from operations of $6,739,000 for the nine months ended September 30, 2015 and a cash inflow from operations totaling $6,106,000 for the period ended September 30, 2014. The Company experienced net cash outflows from investing activities totaling $43,390,000 related to an increase in the loan portfolio due to a combination of organic growth and a purchase of a residential mortgage loan pool during the nine months ended September 30, 2015. For the nine months ended September 30, 2014, the Company experienced net cash outflows from investing activities of $54,987,000 due to an increase in loan volume and purchases of investment securities.

During the nine months ended September 30, 2015, the Company experienced net cash inflows from financing activities totaling $49,462,000, primarily as the result of increases in demand deposits accounts. For the nine months ended September 30, 2014, the Company experienced net cash inflows of $48,554,000 from financing activities due to increases in demand deposit and savings accounts.

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

In addition to the general capital adequacy guidelines, pursuant to the DBO’s MOU the Bank is required to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0%. For purposes of the MOU, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 12.78% and 12.60% at September 30, 2015 and 2014, respectively.

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

The following table sets forth the Company’s and the Bank's actual capital positions at September 30, 2015, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Ratio at September 30, 2015	Ratio at December 31, 2014	Minimum for Capital Adequacy	Minimum requirement for "Well Capitalized" Institution
Total capital to risk weighted assets
Company	16.14%	17.29%	8.00%	N/A
Bank	16.59%	16.91%	8.00%	10.00%
Tier 1 capital to risk-weighted assets
Company	14.87%	16.03%	6.00%	N/A
Bank	15.33%	15.65%	6.00%	8.00%
Common equity tier 1 capital to risk-weighted assets
Company	13.64%	N/A	4.50%	N/A
Bank	15.33%	N/A	4.50%	6.50%
Tier 1 capital to adjusted average assets (leverage)
Company	12.74%	12.49%	4.00%	N/A
Bank	12.78%	12.25%	4.00%	5.00%

The Federal Reserve and the Federal Deposit Insurance Corporation approved final capital rules in July 2013, that substantially amend the existing capital rules for banks. These new rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (commonly referred to as “Basel III”) as well as requirements encompassed by the Dodd-Frank Act.
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
As of September 30, 2015, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an informal agreement with the Federal Reserve Bank and Department of Business Oversight that, among other things, requires prior approval before paying a cash dividend or otherwise making a distribution of stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company.  In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the year ended September 30, 2015, the Bank’s cash dividends of $2,139,836 paid to the Company were approved by the Federal Reserve and the DBO. Dividends of $330,000 funded the Company’s operating costs and payments of interest on its junior subordinated debentures. The remaining balance of $1,809,836 was used to buy $3.0 million of the Company's junior subordinated debt plus accrued interest from the Bank. The $3.0 million junior subordinated debt was retired, leaving $12.0 million in outstanding junior subordinated debt as of September 30, 2015.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At September 30, 2015, the bank was not subject to a reserve requirement.

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

As of September 30, 2015, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None during the quarter ended September 30, 2015.

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

United Security Bancshares

Date:	November 5, 2015	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer