Form 10-K
period 2015-12-31
UNITED SECURITY BANCSHARES
filed 2016-03-04
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUALREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32987

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (559) 248-4943
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒
Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2015: $56,416,013
Shares outstanding as of February 29, 2016:   16,051,406
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Definitive Proxy Statement for the 2016 Meeting of Part III, Items 10, 11, 12, 13 and 14
Shareholders is incorporated by reference into Part III.

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

Item 1 - Business

General

United Security Bancshares (the “Company”) is a California corporation incorporated during March of 2001 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company’s stock is listed on NASDAQ under the symbol “UBFO”. United Security Bank (the “Bank”) is a wholly-owned bank subsidiary of the Company and was formed in 1987. United Security Bancshares Capital Trust I (the “Trust”) was formed during June of 2001 as a Delaware business trust for the sole purpose of issuing Trust Preferred securities. The Trust was originally formed as a subsidiary of the Company, but was deconsolidated during 2004 pursuant to the adoption of ASC 810 (as revised), “Consolidation of Variable Interest Entities." During July 2007, the Trust Preferred Securities issued under USB Capital Trust I were redeemed, and upon retirement, the USB Capital Trust I was dissolved. During July 2007, the Company formed United Security Bancshares Capital Trust II and issued $15.0 million in Trust Preferred Securities with terms similar to those originally issued under USB Capital Trust I, except at a lower interest rate. During 2015, $3.0 million in Trust Preferred Securities were redeemed. At present, the Company does not engage in any material business activities other than ownership of the Bank.

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

Effective April 23, 2004, the Company completed a merger with Taft National Bank headquartered in Taft, California. Taft National Bank (Taft) was merged into United Security Bank and Taft’s two branches, one located in Taft and the other located in Bakersfield, California, operate as branches of United Security Bank. This transaction was accounted for using the purchase method of accounting, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Taft based on the fair value of those assets and liabilities, with resultant goodwill of $1.6 million and core deposits intangibles of $1.9 million. Goodwill is not amortized but is reviewed at least annually for impairment, while core deposit intangibles were amortized over a period of 7 years. At the time of the merger, the Company sought opportunities to expand its market area to the south with the expectation that the Bakersfield area would have significant growth given its strategic location just north of Los Angeles. The Company has recorded no impairment on either the goodwill or core deposit intangible related to the Taft merger.

On February 16, 2007, the Company completed its merger with Legacy Bank, N.A., located in Campbell, California, with the acquisition of 100 percent of Legacy’s outstanding common shares. At the time of the merger, Legacy Bank’s one branch was merged with and into United Security Bank, a subsidiary of the Company. The purchase of Legacy Bank provided the Company with an opportunity to expand its market area into Santa Clara County and to serve a growing small business niche and individual client base built by Legacy. The Company believes that as the economy continues to recover from the recent significant downturn, there will be increased opportunities to expand business within the greater Campbell area particularly in lending to small-to-medium sized businesses, The merger transaction was accounted for as a purchase transaction, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy Bank based on the fair value of those assets and liabilities, with resultant goodwill of $8.8 million and core deposits intangibles of $1.9 million. Goodwill is not amortized but is reviewed at least annually for impairment, while core deposit intangibles are being amortized over a period of approximately 7 years. The Company recognized no impairment charges related to goodwill or core deposit intangibles related to the Legacy merger.

At December 31, 2015, the Bank operates three branches (including its main office), one construction lending office, and one financial services office in Fresno and one branch each, in Oakhurst, Caruthers, San Joaquin, Firebaugh, Coalinga, Bakersfield, Taft, and Campbell. In addition, the Company and Bank have administrative headquarters located at 2126 Inyo Street, Fresno, California, 93721. The Company operates as one operating segment.

At December 31, 2015 and 2014, the consolidated Company had total assets of approximately $725,644,000, and $663,169,000, respectively. For the year ended December 31, 2015, the Company reported net income of $6,810,000, as compared to $6,216,000 for the year ended December 31, 2014. At December 31, 2015, the consolidated Company had approximately $505,663,000 in net loans, $621,805,000 in deposits, and $89,635,000 in shareholders' equity.

The Company has increased loan growth over the last two years as the economy and real estate markets have improved. Total loans increased 16.35% between December 31, 2013 and December 31, 2014, and increased an additional 13.17% between December 31, 2014 and December 31, 2015. During the same periods, nonperforming assets increased and related loan losses decreased.  Nonperforming assets declined from $32,048,000 at December 31, 2013, to $29,586,000 at December 31, 2014, but increased $2,508,000 to $32,094,000 at December 31, 2015. Negative loan loss provisions totaled $1,098,000 for the year ended December 31, 2013. Negative provisions were recorded for the years ended December 31, 2014, and December 31, 2015, of $845,000 and $41,000, respectively. Over the past few years, housing starts have increased and housing prices in the Company’s market area have improved. Unemployment and other economic factors continue to strengthen. As a result, Management’s focus over the past year, has been to concentrate its efforts on developing new business and growing the loan portfolio. Lending policies and procedures have been enhanced, and loan modifications, including rate and maturity concessions, and forbearance agreements, continue to be utilized in order to minimize loss exposure in the loan portfolio.

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

The Company's percentage of brokered deposits are now in line with peers. Total brokered deposits decreased from $11,480,000 at December 31, 2014, to $8,546,000 at December 31, 2015, representing a decrease of $2,934,000. Despite additions to the loan portfolio and securities purchases, the Company has enhanced its liquidity positions with an increase in fed funds sold and other overnight investments of $82,229,000 at December 31, 2014 to $96,018,000 at December 31, 2015.

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

The Bank offers a wide range of deposit instruments including personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal (NOW) accounts, money market accounts and time certificates of deposit. Most of the Bank's deposits are comprised of accounts from individuals and from small and medium-sized business-related sources. Time deposits have provided a significant portion of the Bank’s deposit base amounting to 11.12% and 13.82% of total deposits at December 31, 2015 and 2014, respectively. A portion of those time deposits are brokered deposits which are considered wholesale funding sources generally from out of the Bank’s market area. Brokered deposits comprised 1.37% and 2.03% of total deposits at December 31, 2015 and 2014, respectively.

The Bank also engages in a full complement of lending activities, including real estate mortgage (48.9% of total loans at December 31, 2015), commercial and industrial (10.8% of total loans at December 31, 2015), real estate construction (25.3% of total loans at December 31, 2015), as well as agricultural (10.1% of total loans at December 31, 2015), and installment loans (4.9% of total loans at December 31, 2015), with particular emphasis on short and medium-term obligations. Approximately 77% of the Bank's loans are secured by real estate at December 31, 2015. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2015, the Bank had loans (net of unearned fees) outstanding of $515,376,000, which represented approximately 82.9% of the Bank's total deposits and approximately 71.0% of its total assets.

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

Although the Bank has a high concentration of commercial real estate loans, the Bank is not in the business of making residential mortgage loans to individuals. Residential mortgage loans totaled $68,811,000 or 13.35% of the portfolio at December 31, 2015. The residential mortgage loan portfolio is comprised of purchased residential mortgage pools. The Bank does not originate, or have in its loans portfolio, any subprime, Alt-A, or option adjustable rate loans. The Bank does originate interest-only loans which are generally revolving lines of credit to commercial and agricultural businesses or for real estate development where the borrowers business may be seasonal or cash flows may be restricted until the completion of the project. In addition, the Bank has restructured certain loans to allow the borrower to continue to perform on the loan under a troubled debt restructuring plan.

The Bank purchases loan participations from, and sells loan participations to, other financial institutions. The underwriting standards for loan participations or purchases are the same as non-participated loans, and are subject to the same limitations, collateral requirements, and borrower requirements. The Bank has reduced its level of loan participations over the past several years. Currently, the Bank holds no participation purchased loans. Loan participations sold comprised 5.6% and 1.4% of the total loan portfolio at December 31, 2015 and 2014, respectively. During the past year, participation lending activity has increased and currently the Company is participating in more participation sales.

In the normal course of business, the Bank makes various loan commitments and incurs certain contingent liabilities. At December 31, 2015 and 2014, loan commitments of the Bank totaled $107,084,000 and $105,434,000, respectively, and letters of credit totaled $3,295,000 and $3,800,000, respectively. Of the $110,379,000 in total commitments outstanding at December 31, 2015, $15,989,000, or 14.5%, were for loans with maturities of one year or less. Due to the nature of the business of the Bank's customers, there are no seasonal patterns or absolute predictability to the utilization of unused loan commitments; therefore, the Bank is unable to forecast the extent to which these commitments will be exercised within the current year. The Bank does not believe that any such utilization will constitute a material liquidity demand. The Company does however have collateralized and uncollateralized lines of credit which could be utilized if such loan commitments were to be exercised in excess of normal expectations.

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

▪
Unsecured - Whether unsecured or secured, guarantees are usually obtained from the principals or from 3rd party guarantors if necessary for additional financial support. Unsecured loans totaled $35,626,000 and $46,982,000 at December 31, 2015 and 2014, respectively.

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

The Company’s primary market area at December 31, 2015 was located in Fresno, Madera, and Kern Counties, in which approximately 30 FDIC-insured financial institutions compete for business. Santa Clara County was added during February 2007, with the Legacy Bank acquisition, in which approximately 50 FDIC-insured financial institutions compete for business. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2015, which is the most current information available.

	Rank	Share
Fresno County	9th	3.44%
Madera County	10th	4.31%
Kern County	14th	0.96%
Total of Fresno, Madera, Kern Counties	12th	2.58%
Santa Clara County	42nd	0.02%

Supervision and Regulation

General
The Company and the Bank are subject to significant regulation and restrictions by federal and state laws and regulatory agencies. This regulation is intended primarily for the protection of depositors and the deposit insurance fund, and secondarily for the stability of the U.S. banking system. It is not intended for the benefit of shareholders of financial institutions. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is also qualified in its entirety by reference to the full text and to the implementation and enforcement of the statutes and regulations referred to in this discussion.
The Company

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is registered as such with the FRB. A bank holding company is required to file annual reports with the FRB regarding its business operations and those of its subsidiaries. The Company is also subject to examination by the FRB.

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

The Company is a legal entity, separate and distinct from the Bank. The Company has the ability to raise capital on its own behalf or borrow from external sources. The Company may also obtain additional funds from dividends paid by, and fees charged for services provided to, the Bank. Those dividends may come from funds legally available for those dividends, as specified and limited by the California Financial Code. If the Bank’s regulatory authorities determine that the Bank’s capital is not adequate or that the payment of the dividend would be unsafe or unsound, the regulatory authorities may order the Bank not to pay or reduce the amount of the dividend.
Moreover, the BHC Act requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the FRB’s policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to subsidiary banks during periods of financial stress and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting a subsidiary bank. Under certain conditions, the FRB may conclude that certain actions of a bank holding company, such as payment of cash dividends to its shareholders, or the receipt of dividends from its subsidiary bank, would constitute unsafe and unsound banking practices because they violate the FRB’s “source of strength” doctrine.

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

The Bank

The Bank as a state-chartered bank and a member of the Federal Reserve, is subject to regulation, supervision and regular examination by the FRB, the California Department of Business Oversight (the “DBO”) and the Consumer Financial Protection Bureau (the “CFPB”). The Bank is subject to California laws, insofar as they are not preempted by federal banking law. Deposits of the Bank are insured by the FDIC up to the applicable limits in an amount up to $250,000 per customer and, as such, the Bank is subject the applicable provisions of the Federal Deposit Insurance Act and the regulations of the FDIC. As a consequence of the extensive regulation of commercial banking activities in California and the United States, the Bank’s business is particularly susceptible to changes in California and federal legislation and regulation, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

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

Capital Standards

The Company is subject to consolidated regulatory capital requirements administered by the FRB and the Bank is subject to similar capital requirements also administered by the FRB. The Dodd‑Frank Act applied the same leverage and risk‑based capital requirements that apply to insured depository institutions to bank holding companies, such as the Company. The guidelines of the FRB and the other federal banking agencies are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off‑balance sheet financial instruments.

General Risk Based Capital Rules

Prior to January 1, 2015, the FRB risk-based capital guidelines were based upon the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies that apply.

Under the general risk-based capital rules, applicable through December 31, 2014, banking organizations were required to maintain minimum ratios of Tier 1 capital and total capital to total risk‑weighted assets (including certain off‑balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off‑balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of two tiers relevant to us, depending on type:

Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non‑cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, and qualifying trust preferred securities (subject to phase‑out as described under “-Basel III Capital Rules” below) minus goodwill, most intangible assets and certain other assets.

Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible credit losses, subject to limitations.

As a bank holding company, the Company currently was required to maintain Tier 1 capital and total capital equal to at least 4.0% and 8.0%, respectively, of its total risk‑weighted assets (including various off‑balance sheet items, such as letters of credit). The Bank was required to maintain equivalent capital levels under the FDIC’s capital adequacy guidelines. In addition, as a depository institution, the Bank is subject to minimum capital ratios under the regulatory framework for prompt corrective action discussed under “-Prompt Corrective Action.”

The Company and the Bank are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). Bank holding companies and FRB‑supervised banks, such as the Company and the Bank, are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital.

The Company issued subordinated debentures to trusts that were established by us which, in turn, issued trust preferred securities. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less goodwill, net of any related deferred income tax liability. At December 31, 2015, the amount of trust preferred securities included in Tier I capital was $7,836,000.

Basel III Capital Rules

In July 2013, the FRB and the other federal banking regulators approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk‑based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the current U.S. general risk‑based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratio calculations. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratio calculations and replace the existing general risk‑weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk‑sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. The New Capital Rules also implement the requirements of Section 939A of the Dodd‑Frank Act to remove references to credit ratings from the federal regulators’ rules. The New Capital Rules were effective for the Company and the Bank as of January 1, 2015, subject to phase‑in periods for certain of their components and other provisions.

The New Capital Rules, among other things: (i) introduce a new capital measure called Common Equity Tier 1 (“CET1”) and related regulatory capital ratio of CET1 to risk‑weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations the most common form of Additional Tier 1 capital is non‑cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 are as follows:
■ 4.5% CET1 to risk‑weighted assets;

■ 6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk‑weighted assets;

■ 8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk‑weighted assets; and

■ 4% Tier 1 capital to average consolidated assets as reported on regulatory financial statements (known as the “leverage ratio”).

The New Capital Rules also introduce a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk‑weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk‑weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at a 0.625% level and increase by 0.625% on each subsequent January 1st, until it reaches 2.5% on January 1, 2019. When fully phased‑in, the Company and the Bank will be required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of: (i) CET1 to risk‑weighted assets of at least 7%; (ii) Tier 1 capital to risk‑weighted assets of at least 8.5%; and (iii) Total capital to risk‑weighted assets of at least 10.5%.

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non‑consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the current general risk‑based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, unrealized gains and losses of securities held in the available-for-sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non‑advanced approaches banking organizations, including the Company and the Bank, were able to make a one‑time permanent election to continue to exclude these items in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our securities portfolio.

Implementation of the deductions and other adjustments to CET1 commenced on January 1, 2015 and will be phased‑in over a 4‑year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).

The New Capital Rules prescribe a new standardized approach for risk weightings that expand the risk‑weighting categories from the previous four Basel I‑derived categories (0%, 20%, 50% and 100%) to a larger and more risk‑sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, resulting in higher risk weights for a variety of asset classes.

We are continuing to evaluate the impact of the New Capital Rules on our capital ratios and related calculations and believe that, as of December 31, 2015, the Company and the Bank were "well-capitalized" under the New Capital Rules. The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company as of December 31, 2015 are as follows:

	Requirement to be:		December 31, 2015
	Adequately Capitalized	Well Capitalized	Company	Bank
Tier 1 leverage capital ratio	4.0%	5.0%	12.95%	12.94%
Common equity tier 1 capital ratio	4.5%	6.5%	14.10%	15.43%
Tier 1 risk-based capital ratio	6.0%	8.0%	15.40%	15.43%
Total risk-based capital ratio	8.0%	10.0%	16.65%	16.69%

Liquidity Requirements

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high‑quality liquid assets equal to the entity’s expected net cash outflow for a 30‑day time horizon (or, if greater, then 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium‑ and long‑term funding of the assets and activities of banking entities over a one‑year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long‑term debt as a funding source.

In September 2014, the federal banking agencies approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which apply to the Company or the Bank. The federal banking agencies have not yet proposed rules to implement the NSFR.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the FRB promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A bank’s category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

Under the prompt corrective action provisions of FDICIA (“PCA”), an insured depository institution generally will be classified as undercapitalized if its total risk‑based capital is less than 8% or its Tier 1 risk‑based capital or leverage ratio is less than 4%. The New Capital Rules revised the PCA regulations by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized (under the New Capital Rules a 5% leverage ratio is required for an institution to be well capitalized and a 4% leverage ratio is required to be adequately capitalized). The New Capital Rules do not change the total risk‑based capital requirement for any PCA category. An institution that, based upon its capital levels, is classified as “well capitalized”, “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if a bank is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to its federal bank regulator, and the holding company must guarantee the performance of that plan. The obligation of a controlling bank holding company to fund a capital restoration plan is limited to the lower of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations, such as the Bank, may be subject to potential enforcement actions by the federal or state banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease‑and‑desist order that can be judicially enforced, the termination of insurance for deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution‑affiliated parties. The enforcement of such actions through injunctions or restraining orders may be based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Premiums for Deposit Insurance. The deposit insurance fund of the FDIC insures our customers’ deposits up to prescribed limits for each depositor.

In October 2010, the FDIC under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) adopted a new restoration plan to ensure that the deposit insurance fund (the “DIF”) reserve ratio reaches 1.35% by September 30, 2020.   At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, increase or decrease assessment rates.  On February 7, 2011, the FDIC adopted a final rule modifying the risk-based assessment system from a domestic deposit base to a scorecard based assessment system, effective April 1, 2011.  Effective as of April 1, 2011, the Bank was categorized as a small institution as the Bank has less than $10 billion in assets.  The initial base assessment rates range from five to 35 basis points.  After potential adjustments related to unsecured debt and brokered deposit balances, the final total assessment rates range from 2.5 to 45 basis points.  Initial base assessment rates for small institutions ranged from five to 35 basis points.  The Bank’s assessment rate for 2011 fell at the high end of this range.  Any material increase in assessments or the assessment rate could have a material adverse effect on our business, financial condition, results of operations or cash flows, depending on the amount of the increase.  Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) increased the deposit insurance limit for certain retirement plan deposit accounts from $100,000 to $250,000 and the Dodd-Frank Act permanently raised the current standard maximum federal deposit insurance amount from $100,000 to $250,000 per qualified account.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.  The termination of deposit insurance would result in the forced closure of the Bank would have a material adverse effect on the Company’s business, financial condition and results of operations.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of San Francisco (the “FHLB-SF”).  Among other benefits, each Federal Home Loan Bank (“FHLB”) serves as a reserve or central bank for its members within its assigned region.  Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system.  Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. The FHLB-SF utilizes a single class of stock with a par value of $100 per share, which may be issued, exchanged, redeemed and repurchased only at par value. As an FHLB member, the Bank is required to own FHLB –SF capital stock in an amount equal to the greater of:

■ a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or
■ an activity based stock requirement (based on percentage of outstanding advances).

 The FHLB – SF capital stock is redeemable on five years written notice, subject to certain conditions. At December 31, 2015 the Bank owned 22,214 shares of the FHLB-SF capital stock.

Federal Reserve. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits.  At December 31, 2015, the Bank was in compliance with these requirements.

Regulatory Agreement with the Federal Reserve Bank of San Francisco

 On March 23, 2010, the Company and the Bank entered into a formal written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “Federal Reserve”) as a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions (now the Department of Business Oversight, or “DBO”) in June 2009. That examination found significant increases in nonperforming assets, both classified loans and OREO, during 2008 and 2009, and heightened concerns about the Bank’s use of brokered and other wholesale funding sources to fund loan growth, which created increased risk to equity capital and potential volatility in earnings.

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

Regulatory Order from the California Department of Business Oversight

On May 20, 2010, the DBO issued a formal written order (the “Order”) pursuant to a consent agreement with the Bank as a result of the same June 2009 joint regulatory examination. The terms of the Order were essentially similar to the Federal Reserve’s Agreement, except for a few additional requirements.

On September 24, 2013, the Bank entered into an informal Memorandum of Understanding (the “MOU”) with the DBO and on October 15, 2013, the Order was terminated. The Order and the MOU require the Bank to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0% and also requires the DBO’s approval for the Bank to pay a dividend to the Company.

Accordingly, reflecting the Company’s and the Bank’s improved financial condition and performance, as of November 19, 2014, the Bank and the Company have been relieved of all formal regulatory agreements. Some of the governance and procedures established by the Agreement and the Order remain in place, including submission of certain plans and reports to the Federal Reserve and DBO, the Bank’s obligation to maintain a 9.0% tangible shareholder’s equity ratio, and the requirement to seek approvals from the Federal Reserve and the DBO for either the Bank or the Company to pay dividends and for the Company to pay interest on its outstanding junior subordinated debt. While no assurances can be given as to future regulatory approvals, over the last two years the DBO and the Federal Reserve have been approving the Bank's quarterly payment of dividends to the Company to cover the Company's operating expenses, tax obligations and interest payments on the junior subordinated debt and the Company's payment of quarterly interest on the junior subordinated debt.

Effect of Governmental Policies and Recent Legislation

Impact of Monetary Policies

Banking has traditionally been a business that depends on rate differentials. In general, the difference between the interest earned on loans extended to the Company’s customers and securities held in the Company's portfolio and the interest paid by the Company on its deposits and other borrowings comprise the major portion of the Company's earnings. The amounts of interest earned and paid are impacted by the volumes of interest-earning assets and interest-bearing liabilities and the interest rates, which rates are highly sensitive to many factors that are beyond the control of the Company. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including, but not limited to, inflation, recession and unemployment.

The earnings and growth of the Company are also affected by the monetary and fiscal policies of the United States government and its agencies, particularly the FRB.  The FRB implements national monetary policies (with objectives such as to curb inflation and combat recession) by its open market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements, and by varying the discount rates applicable to borrowing by banks.  The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The FRB’s policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future.  The nature and timing of any future changes in monetary policies are not predictable; however, the FRB has indicated its intention of slowing raising interest rates from their current historic lows.

In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting the Company’s net income.

Extensions of Credit to Insiders

The Federal Reserve Act and the FRB’s Regulation O place limitations and conditions on loans or extensions of credit to:

■ a bank’s or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10% of any class of voting securities),

■ any company controlled by any such executive officer, director or shareholder, or

■ any political or campaign committee controlled by such executive officer, director or principal shareholder.

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

Transactions with Affiliates

Sections 23A and 232B of the Federal Reserve Act and the FRB’s Regulation W impose quantitative and qualitative limitations on the ability of a bank to make loans to or enter into certain types of transactions with its holding company and other subsidiaries of the holding company (“affiliates”). Under Sections 23A and 23B and Regulation W, loans by the Bank to affiliates, investments by the Bank in affiliates' stock, and taking affiliates' stock as collateral for loans to any borrower are limited to 10% of the Bank's capital, in the case of any one affiliate, and are limited to 20% of the Bank's capital, in the case of all affiliates. In addition, transactions between the Bank and other affiliates must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts.

Consumer Protection Laws and Regulations

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

The Community Reinvestment Act (the “CRA”) is intended to encourage insured depository institutions to help meet the credit needs of their communities.  The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.  The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations.  The agencies use the CRA assessment factors in order to provide a rating to the financial institution.  The ratings range from a high of “outstanding” to a low of “substantial noncompliance.”  In its last examination for CRA compliance, as of October 2012, the Bank was rated “satisfactory.”

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

Penalties for noncompliance or violations under the above laws may include fines, reimbursement and other penalties.  Due to heightened regulatory concern related to compliance with CRA, ECOA, TILA, FH Act, HMDA, RFPA and RESPA generally, the Company has incurred additional compliance costs and has expended additional funds for investments in its local communities.

Recent Legislation and Other Changes

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. The likelihood of any major change and the impact such change may have on the Company is impossible to predict. Certain of the potentially significant changes which have been enacted in the last several years recently and other which are currently under consideration by Congress or various regulatory agencies or professional agencies are discussed below.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act has significantly changed the bank regulatory structure and has impacted the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act created a new interagency council, the Financial System Oversight Council that is charged with identifying and monitoring the systemic risk to the U.S. economy posed by systemically significant, large financial companies, including bank holding companies and non-bank financial companies.  The Office of Thrift Supervision was eliminated and its powers distributed among the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC.  The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards then in effect, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act additionally created a new independent federal regulator to administer federal consumer protection laws. Among the provisions of the Dodd-Frank Act are the following:

Deposit Insurance. The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

Interstate Branching. The Dodd-Frank Act authorized national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely, potentially increasing competition.

Limits on Derivatives. The Dodd-Frank Act prohibited state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered take into consideration credit exposure to derivatives transactions. For this purpose, derivative transactions include any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

Final Volcker Rule
In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. The Company and the Bank held no investment positions at December 31, 2015 which were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

Transactions with Affiliates and Insiders. The Dodd-Frank Act expanded the definition of “affiliate” for purposes of the quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act applied Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The Dodd-Frank Act also prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by disinterested directors.

Debit Card Interchange Fees. The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. The FRB has established standards for reasonable and proportional fees which take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion, such as the Bank.

Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the ECOA, the TILA, the RESPA, the Fair Credit Reporting Act, the Fair Debt Collection Act, the consumer financial privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by the other federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage,” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

The Electronic Funds Transfer Act

The Electronic Funds Transfer Act (the “EFTA”) provides a basic framework for establishing the rights, liabilities, and responsibilities of consumers who use electronic funds transfer (“EFT”) systems. The EFTA is implemented by the FRB's Regulation E, which governs transfers initiated through ATMs, point-of-sale terminals, payroll cards, automated clearinghouse (“ACH”) transactions, telephone bill-payment plans, or remote banking services. Regulation E was amended in January 2010 to require consumers to opt in (affirmatively consent) to participation in the Bank’s overdraft service program for ATM and one-time debit card transactions before overdraft fees may be assessed on the consumer’s account. Notice of the opt-in right must be provided to all existing and new customers who are consumers, and the customer’s affirmative consent must be obtained, before charges may be assessed on the consumer’s account for paying such overdrafts.

Regulation E provides bank customers with an ongoing right to revoke consent to participation in an overdraft service program for ATM and one-time debit card transactions, as opposed to being automatically enrolled in such a program. Regulation E also prohibits banks from conditioning the payment of overdrafts for checks, ACH transactions, or other types of transactions that overdraw the consumer’s account on the consumer’s opting into an overdraft service for ATM and one-time debit card transactions. For customers who do not affirmatively consent to overdraft service for ATM and one-time debit card transactions, a bank must provide those customers with the same account terms, conditions, and features that it provides to consumers who do affirmatively consent, except for the overdraft service for ATM and one-time debit card transactions.

Incentive Compensation

On June 21, 2010, the federal banking agencies issued final guidance on incentive compensation which applies to all banks. Except for the largest banking organizations, enforcement of this guidance is handled through the agencies’ regular risk-focused examination process. The employees covered by the final guidance are senior executives and others who are responsible for oversight of the organization’s firm-wide activities or material business lines; individual employees, including non-executive employees, whose activities may expose the organization to material amounts of risk; and groups of employees who are subject to the same or similar incentive compensation arrangements and who, in the aggregate, may expose the organization to material amounts of risk, even if no individual employee is likely to expose the organization to material risk. The guidance provides for three principles for safe and sound incentive compensation arrangements:

■ Balanced Risk-Taking: Incentive compensation arrangements should balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risks;

■ Compatibility with Effective Controls and Risk-Management:  A banking organization’s risk-management processes and internal controls should reinforce and support the development and maintenance of balanced incentive compensation arrangements; and

■ Strong Corporate Governance:  Banking organizations should have strong and effective corporate governance to help ensure sound compensation practices, including active and effective oversight by the board of directors.

Helping Families Save Their Homes Act

In May 2009 the Helping Families Save Their Homes Act of 2009 was enacted to help consumers avoid mortgage foreclosures on their homes through certain loss mitigation actions including special forbearance, loan modification, pre-foreclosure sale, deed in lieu of foreclosure, support for borrower housing counseling, subordinate lien resolution, and borrower relocation. This law permits the Secretary of Housing and Urban Development (“HUD”), for mortgages either in default or facing imminent default, to: (1) authorize the modification of such mortgages; and (2) establish a program for payment of a partial claim to a mortgagee who agrees to apply the claim amount to payment of a mortgage on a 1- to 4-family residence. In implementing the law, the Secretary of HUD is authorized to (1) provide compensation to the mortgagee for lost income on monthly mortgage payments due to interest rate reduction; (2) reimburse the mortgagee from a guaranty fund in connection with activities that the mortgagee is required to undertake concerning repayment by the mortgagor of the amount owed to HUD; (3) make payments to the mortgagee on behalf of the borrower, under terms defined by HUD; and (4) make mortgage modification with terms extended up to 40 years from the modification date. The new law also authorizes the Secretary of HUD to: (1) reassign the mortgage to the mortgagee; (2) act as a Government National Mortgage Association (“GNMA” or “Ginnie Mae”) issuer, or contract with an entity for such purpose, in order to pool the mortgage into a Ginnie Mae security; or (3) resell the mortgage in accordance with any program established for purchase by the federal government of insured mortgages. The law also amended the Foreclosure Prevention Act of 2008, with respect to emergency assistance for the redevelopment of abandoned and foreclosed homes (neighborhood stabilization), to authorize each state that has received certain minimum allocations and has fulfilled certain requirements, to distribute any remaining amounts to areas with homeowners at risk of foreclosure or in foreclosure without regard to the percentage of home foreclosures in such areas.

Credit Card Act of 2009

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

Other Aspects of Banking Law
The Bank is also be subject to federal statutory and regulatory provisions covering, among other things, security procedures, management interlocks, funds availability and truth-in-savings. There are also a variety of federal statutes that regulate acquisitions of control and the formation of bank holding companies, and the activities beyond owning banks that are permissible.
Conclusion

Future legislation is also likely to impact the Company’s business; however, it is impossible to predict what legislation might be enacted or what regulations might be adopted on the state or federal level or the effects thereof.
The foregoing summary of the laws, regulations and rules governing the Bank and the Company is not a complete summary of all applicable laws, regulations and rules.

Employees

At December 31, 2015, the Company employed 129 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

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

Item 1B. - Unresolved Staff Comments

The Company had no unresolved staff comments at December 31, 2015.

Item 2 - Properties

The Bank’s Main bank branch is located at 2151 West Shaw Avenue, Fresno, California. The Company owns the building and leases the land under a sublease dated December 1, 1986, between Central Bank and USB. The current sublessor under the master ground lease is Bank of the West, which acquired the position through the purchase of Central Bank. The lessor under the ground lease (Master Lease) is Thomas F. Hinds. The lease was renewed on January 1, 2016, and the Company has options to extend the term for three (3) additional periods of five (5) years under the same terms and conditions.

The Company leases the banking premises of approximately 6,450 square feet for its second of three Fresno branches at 7088 N. First St, Fresno, California., under a lease which commenced August 2005 and renewed July 2015 for a term of 10 years expiring July 2025. The branch was previously located at 1041 E. Shaw Avenue, Fresno, California, under a lease extension expiring February 28, 2005. The 7088 N. First location provides space for the relocated branch as well as the Real Estate Construction Department and the Indirect Consumer Lending Department.

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

During the third quarter ended September 30, 2008 and the fourth quarter ended December 31, 2008, the Company declared 1% stock dividends. During each of the twenty-eight consecutive quarters beginning March 31, 2009 through December 31, 2015, the Company again declared 1% stock dividends. Share information for all periods presented in this Form 10-K has been restated to reflect the effect of the 1% stock dividends.

The following table sets forth the high and low closing sales prices by quarter for the Company's common stock, for the years ended December 31, 2015 and 2014.

	Closing Prices		Volume
Quarter	High	Low
4th Quarter 2015	$5.39	$5.18	454,200
3rd Quarter 2015	$5.32	$5.02	439,400
2nd Quarter 2015	$5.37	$4.90	375,700
1st Quarter 2015	$5.49	$4.97	439,500
4th Quarter 2014	$5.70	$5.28	294,300
3rd Quarter 2014	$5.94	$5.41	502,400
2nd Quarter 2014	$5.73	$5.07	491,800
1st Quarter 2014	$5.74	$4.56	423,700

At December 31, 2015, there were approximately 693 record holders of common stock of the Company. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

Dividends

The Company's shareholders are entitled to dividends when and as declared by the Company’s Board of Directors out of funds legally available therefore. Dividends paid to shareholders by the Company are subject to restrictions set forth in California General Corporation Law, which provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal the amount of the proposed distribution. As a bank holding company without significant assets other than its equity position in the Bank, the Company’s ability to pay dividends to its shareholders depends primarily upon dividends it receives from the Bank. Such dividends paid by the Bank to the Company are subject to certain limitations. See “Management’s Discussion and Analysis of Financial and Results of Operations – Regulatory Matters”.

The Company distributed a 1% stock dividend to shareholders on January 21, 2015, April 17, 2015, July 17, 2015, and October 16, 2015. The Company distributed a 1% stock dividend to shareholders on January 22, 2014, April 23, 2014, July 23, 2014, and October 22, 2014.

The amount and payment of dividends by the Company to shareholders are set by the Company's Board of Directors with numerous factors involved including the Company's earnings, financial condition and the need for capital for expanded growth and general economic conditions. No assurance can be given that cash or stock dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as for December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	115,927	$9.39	706,921
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	115,927	$9.39	706,921

A complete description of the above plans is included in Note 10 of the Company’s Financial Statements, in Item 8 of this Annual Report on Form 10K, and is hereby incorporated by reference.

Purchases of Equity Securities by Affiliates and Associated Purchasers

On May 16, 2007, the Company announced a stock repurchase plan to repurchase, as conditions warrant, up to 813,111 shares of the Company's common stock on the open market or in privately negotiated transactions. The repurchase plan represents approximately 5.00% of the Company's currently outstanding common stock. The duration of the program is open-ended and the timing of purchases will depend on market conditions.

As of December 31, 2015, there were 703,972 shares available for repurchase. The Company did not repurchase any common shares during the years ended December 31, 2015 and 2014.

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

On February 16, 2007, the Company completed its merger of Legacy Bank, N.A. with and into United Security Bank, a wholly owned subsidiary of the Company. Legacy Bank which began operations in 2003 operated one banking office in Campbell, California serving small business and retail banking clients. With its small business and retail banking focus, Legacy Bank provides a unique opportunity for United Security Bank to serve a loyal and growing small business niche and individual client base in the San Jose area. Upon completion of the merger, Legacy Bank's branch office began operating as a branch office of United Security Bank. The merger transaction was accounted for using the purchase accounting method, and resulted in the purchase price being allocated to the assets acquired and liabilities assumed from Legacy based on the fair value of those assets and liabilities. Fair value adjustments and intangible assets totaled approximately $12.9 million, including $8.8 million in goodwill. Goodwill is not amortized but is reviewed at least annually for impairment, while core deposit intangibles are being amortized over a period of 7 years. The Company has recognized no impairment on either the goodwill or core deposit intangibles related to the Legacy merger.

During July 2007, the Company formed USB Capital Trust II, a wholly-owned special purpose entity, for the purpose of issuing Trust Preferred Securities. Like USB Capital Trust I formed in July 2001, USB Capital Trust II is a Variable Interest Entity (VIE) and a deconsolidated entity pursuant current accounting standards related to variable interest entities. On July 23, 2007, USB Capital Trust II issued $15 million in Trust Preferred securities. The securities have a thirty-year maturity and bear a floating rate of interest (repricing quarterly) of 1.29% over the three-month LIBOR rate. Interest is payable quarterly. Concurrent with the issuance of the Trust Preferred securities, USB Capital Trust II used the proceeds of the Trust Preferred securities offering to purchase a like amount of junior subordinated debentures of the Company. The Company is to pay interest on the junior subordinated debentures to USB Capital Trust II, which represents the sole source of dividend distributions to the holders of the Trust Preferred securities. Effective September 30, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Company elected to defer interest payments on the Company's $15.0 million of junior subordinated debentures relating to its trust preferred securities. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals were elected, the Company continued to record interest expense associated with the debentures. As of June 30, 2014, the Company ended the extension period, paid all accrued and unpaid interest, and is currently making quarterly interest payments. During 2015, $3.0 million of the $15.0 million principal balance of the subordinated debentures related to the trust preferred securities was purchased by The Bank and subsequently purchased by The Company. The Company redeemed the $3.0 million in par value of the subordinated debentures, resulting in a remaining contractual principal balance of $12.0 million at year-end 2015. The Company may redeem the junior subordinated debentures at anytime at par.

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

Current Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources are considered as well in the planning process to mitigate risk and allow for growth. Net interest income increased during 2015, totaling $26,129,000 and $23,617,000 for the years ended December 31, 2015 and 2014, respectively. The increase in net interest income was primarily the result of an increase in the rates on interest-earning assets. Average interest-earning assets increased approximately

$30,333,000 between 2015 and 2014 and the rate on interest earning assets increased 19 basis points during the two periods. The increase in average earning assets between 2015 and 2014 consisted of an increase of $70,615,000 in loans, offset by decreases of $31,686,000 in interest-bearing deposits held at the Federal Reserve Bank and $8,603,000 in investment securities. The Company’s cost of interest-bearing liabilities declined during 2015, with the average cost of interest-bearing liabilities dropping from 0.38% during 2014 to 0.35% for the year ended December 31, 2015.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest earning assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 12/31/15	YTD Average 12/31/14
Loans	79.68%	71.78%
Investment securities available for sale	6.56%	8.36%
Interest-bearing deposits in other banks	0.25%	0.26%
Interest-bearing deposits in FRB	13.51%	19.60%
Total earning assets	100.00%	100.00%

NOW accounts	21.91%	17.99%
Money market accounts	38.15%	40.86%
Savings accounts	17.03%	14.99%
Time deposits	20.33%	23.12%
Other borrowings	—%	—%
Subordinated debentures	2.58%	3.04%
Total interest-bearing liabilities	100.00%	100.00%

Since the Bank primarily conducts banking operations in California’s Central Valley, its operations and cash flows are subject to changes in the economic condition of the Central Valley. Our business results are dependent in large part upon the business activity, population, income levels, deposits and real estate activity in the Central Valley, and declines in economic conditions can have adverse material effects upon the Bank. In addition, the Central Valley remains largely dependent on agriculture. A downturn in agriculture and agricultural related business could indirectly and adversely affect the Company as many borrowers and customers are involved in, or are impacted to some extent, by the agricultural industry. While a great number of our borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in our market areas are ancillary to the regular production, processing, marketing and sale of agricultural commodities. The state of California is currently experiencing the worst drought in recorded history, and, of course, it is not possible to predict the potential impact on businesses and consumers located in the Company's market areas or the duration of the drought.

The residential real estate markets in the five county region from Merced to Kern has strengthened since 2013 and that trend has continued into the fourth quarter of 2015. The severe declines in residential construction and home prices that began in 2008 have ended and home prices are now rising on a year-over-year basis. The sustained period of double-digit price declines from 2008–2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, it will also maintain its commitment to the reduction of nonperforming assets and provision of options for borrowers experiencing difficulties. Those options include combinations of rate and term concessions, as well as forbearance agreements with borrowers. Median sales prices and housing start numbers improved in the five county region from Merced to Kern between June 2013 to December 2015.

During the year ended December 31, 2015, the Company experienced increases in real estate mortgage loans, commercial real estate loans, agriculture loans and installment loans and decreases in commercial and industrial loans and real estate construction and development loans, compared to the same period ended December 31, 2014. Loans increased $57,399,000 between December 31, 2014 and December 31, 2015. Real estate mortgage loans increased $37,355,000 between December 31, 2014 and December 31, 2015. Agricultural loans increased $20,424,000 between December 31, 2014 and December 31, 2015.  Commercial and industrial loans decreased $6,543,000 between December 31, 2014 and December 31, 2015. Commercial real estate loans (a component of real estate mortgage loans) have remained as a significant percentage of total loans over the past year, amounting to 35.43% and 33.78%, of the total loan portfolio at December 31, 2015 and

December 31, 2014, respectively. Commercial real estate loans increased $27,882,000 during 2015. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past few years to facilitate take-out loans for construction borrowers who were unable to obtain permanent financing elsewhere. Additionally, the Company purchases residential mortgage pools. Residential mortgage loans are generally 30-year amortizing loans with maturities of between three and five years. These loans totaled $68,811,000 or 13.35% of the portfolio at December 31, 2015, and $59,095,000, or 12.91% of the portfolio at December 31, 2014. The Bank held no purchased loan participations at December 31, 2015 or December 31, 2014. Loan participations sold increased from $6,230,000 or 1.4% of the portfolio at December 31, 2014, to $29,025,000, or 5.6%, at December 31, 2015.

Although market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped maintain adequate margins. The Company’s net interest margin increased to 4.22% for the year ended December 31, 2015, when compared to 4.01% for the year ended December 31, 2014. The net interest margin has improved due to growth of the loan portfolio, which is a higher yielding asset, compared to overnight investments with the Federal Reserve Bank. The Company has successfully sought to mitigate the low interest rate environment with loan floors included in new and renewed loans when practical. Loans yielded 5.36% during the year ended December 31, 2015, as compared to 5.62% for the year ended December 31, 2014.  The decrease in the Company’s cost of funds over the past few years has also contributed to the improved net interest margin. The Company’s average cost of funds was 0.35% for the year ended December 31, 2015, as compared to 0.38% for the year ended December 31, 2014. The Company does not intend to increase its brokered deposits and expects brokered deposit balances to remain level at least in the short-term. Currently, CDARs reciprocal deposits are the only brokered deposits held by the Company. The CDARs reciprocal deposit is preferred by some depositors.

Total noninterest income of $4,735,000 reported for the year ended December 31, 2015 decreased $426,000 or 8.25% as compared to the year ended December 31, 2014. Noninterest income continues to be driven by customer service fees, which totaled $3,620,000 for the year ended December 31, 2015. The decrease in noninterest income between the years ended December 31, 2015 and December 31, 2014, was primarily the result of a $714,000 decrease in gain on sale of other investments between the two periods. A $691,000 gain on sale was realized in 2014 as compared to a $23,000 loss realized in 2015.

Noninterest expense increased approximately $383,000 or 1.99% between the years ended December 31, 2014 and December 31, 2015. The increases experienced during the year ended December 31, 2015, were primarily the result of increases of $282,000 in occupancy expense and $268,000 in salary and employment benefits, partially offset by decreases of $319,000 in professional fees.

On March 24, 2015, June 23, 2015, September 22, 2015, and December 15, 2015, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes that, given the current uncertainties in the economy, it is prudent to retain capital and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of April 6, 2015, July 6 2015, October 5, 2015, and January 4, 2016, respectively, an additional 154,249, 155,796, 157,357, and 158,918 shares, respectively, were issued to shareholders. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and maintain adequate liquidity during the year ended December 31, 2015. Total assets increased approximately $62,475,000 during the year ended December 31, 2015, as a result of increases of $58,839,000 in net loans and $22,174,000 in cash and cash equivalents, partially offset by decreases of $17,408,000 in investment securities and $1,137,000 in OREO. Total deposits increased $56,432,000, including an increase of $46,729,000 in noninterest-bearing deposits, and an increase of $18,689,000 in savings, NOW and money market accounts, offset by a decrease of $8,986,000 in time deposits during the year ended December 31, 2015. Average loans comprised approximately 79.68% and 71.79% of overall average earning assets during the years ended December 31, 2015 and December 31, 2014, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, remained high during the year ended December 31, 2015, and increased $2,508,000 from a balance of $29,586,000 at December 31, 2014 to a balance of $32,094,000 at December 31, 2015. Nonaccrual loans totaling $8,193,000 at December 31, 2015, decreased $1,742,000 from the balance of $9,935,000 reported at December 31, 2014. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans increased $7,642,000 during the year ended December 31, 2015 to a balance of $23,679,000 at December 31, 2015. Other real estate owned through foreclosure decreased

$1,137,000 between December 31, 2014 and December 31, 2015. As a result of the related events, nonperforming assets as a percentage of total assets decreased from 4.46% at December 31, 2014 to 4.42% at December 31, 2015.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for loan and lease losses and provision for credit losses for the periods shown.

(In thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Recovery of provision for credit losses during period	$(41)	$(845)	$(1,098)
Allowance as % of nonperforming loans	50.53%	69.15%	60.70%
Nonperforming loans as % total loans	3.73%	3.40%	4.58%
Restructured loans as % total loans	3.59%	3.28%	2.29%
When the economy declined along with asset valuations, increased emphasis was placed on impairment analysis of both tangible and intangible assets on the balance sheet. As of March 31, 2014, the Company conducted annual impairment testing on the largest component of its outstanding balance of goodwill, that of the Campbell operating unit (resulting from the Legacy merger during February 2007.) The Company completed a "Step 0" analysis for the Campbell reporting unit as of March 31, 2015 and March 31, 2014, and concluded that there was no impairment of the goodwill related to the Campbell operating unit for the years ended December 31, 2015 and 2014.

While real estate markets have strengthened over the last few years, management continues to monitor economic conditions in the real estate market for signs of either deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Management continues to monitor and reduce the level of problem assets by working with borrowers to identify options, including loan restructures, in order to work through difficulties a borrower might face. Restructured loans numbers have been greatly reduced over the last four years. The number of restructured loans decreased from 58 loans totaling $16,773,000 at December 31, 2012, to approximately 35 loans totaling $9,059,000 at December 31, 2013, but increased to 33 loans totaling $15,000,000 at December 31, 2014. The number of restructures decreased in 2015 to 29 loan restructures but the balance increased to $18,508,000 at December 31, 2015. A recovery of provision was made to the allowance for credit losses totaling $41,000 during the year ended December 31, 2015, as compared to $845,000 for the year ended December 31, 2014. The level in the allowance for credit losses is deemed adequate to cover inherent losses in the loan portfolio. Net loan charge-offs during the year ended December 31, 2015 totaled $1,017,000, as compared to $629,000 in net recoveries for the year ended December 31, 2014. The Company charged-off approximately 9 loans during the year ended December 31, 2015, compared to 13 loans during the year ended December 31, 2014. Net loan charge-offs totaling $1,017,000 during the year ended December 31, 2015, included $60,000 in net recoveries during the quarter ended March 31, 2015, $264,000 in net recoveries during the quarter ended June 30, 2015, $39,000 in net recoveries during the quarter ended September 30, 2015, and $1,380,000 in net charge-offs during the fourth quarter of 2015. The percentage of net charge-offs to average loans was 0.21%, for the year ended December 31, 2015. The percentages for the years ended December 31, 2014 and 2013 reflected net recoveries to average loans of 0.15% and net recoveries of 0.08%, respectively.

Deposits increased by $56,432,000 during the year ended December 31, 2015, with increases in savings, NOW, and money market accounts and non interest bearing deposits, partially offset by decreases in time accounts. Time deposits decreased $8,986,000 during the year ended December 31, 2015, due to management's focus on reducing time deposits and lowering the bank's average cost of funds.

The Company continues to maintain a low reliance on brokered deposits, while maintaining sufficient liquidity. Currently, the Company does not utilize wholesale funding sources. Brokered deposits totaled $8,546,000 or 1.37% of total deposits at December 31, 2015, as compared to $11,480,000, or 2.03%. The Company has reduced its reliance on brokered deposits to 1.37%, a level comparable with peers, which is currently about 2.75% of total deposits.

The Company had no borrowings at December 31, 2015 and 2014, but the Company will maintain overnight borrowing and other term credit lines as deemed prudent.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low along with market rates over the last three or four years. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.90% and 1.55% at December 31, 2015 and 2014, respectively. Pursuant to fair value accounting guidance, the Company has recorded $73,000 in pretax fair value losses on its junior subordinated debt during the year ended December 31, 2015, bringing the total cumulative gain recorded on the debt to $4,214,000 at December 31, 2015.

The Company continues to emphasize relationship banking and core deposit growth, focusing greatest attention on its market areas of Fresno, Madera, and Kern Counties, as well as Campbell, in Santa Clara County. The San Joaquin Valley and other California markets are exhibiting improving demand for construction lending and commercial lending from small and medium size businesses. We have seen improvement over the last four years, and are optimistic that these positive trends will continue. There are continued challenges for the banking industry with tight credit markets and relatively weak real estate markets adversely affecting the Banking industry and the Company.

The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance during 2016 and beyond. The banking industry is still experiencing downward pressure on net margins as interest rates remain at historical lows. As a result, market rates of interest and asset quality will continue be important factors in the Company’s ongoing strategic planning process.

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

Fair Value

Effective January 1, 2007, the Company adopted fair value option accounting standards choosing to apply the standards to its junior subordinated debt. The Company concurrently adopted the accounting standards related to fair value measurements. The accounting standards related to fair value measurements defines how applicable assets and liabilities are to be valued, and requires expanded disclosures about financial instruments carried at fair value. The fair value measurement accounting standard establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments infrequently traded or not quoted in an active market will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. Determining fair values under the accounting standards may include judgments related to measurement factors that may vary from actual transactions executed in the marketplace. For the years ended December 31, 2015 and 2014, the Company recorded fair value adjustments related to its junior subordinated debt totaling losses of $73,000 and $102,000, respectively. (See Notes 8 and 13 of the Notes to Consolidated Financial Statements for additional information about financial instruments carried at fair value.)

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred taxes are measured using current tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered. If the Company’s future income is not sufficient to apply the deferred tax assets within the tax years to which they may be applied, the deferred tax asset may not be realized and the Company’s income will be reduced. The Company recorded no valuation allowance against its deferred tax assets at December 31, 2015 and 2014.

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

For loans placed on nonaccrual status, the accrued and unpaid interest receivable may be reversed at management's discretion based upon management's assessment of collectability, and interest is thereafter credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan.

Results of Operations

On a year-to-date basis, the Company reported net income of $6,810,000 or $0.42 per share ($0.42 diluted) for the year ended December 31, 2015, as compared to $6,216,000 or $0.39 per share ($0.39 diluted) for the same period in 2014. The increase of $594,000 between December 31, 2014 and December 31, 2015 was primarily the result of increases in interest-earning assets. Interest income increased by $2,448,000 between December 31, 2014 and December 31, 2015 and non-interest income decreased by $426,000.

The Company’s return on average assets was 0.98% for the year ended December 31, 2015, as compared to 0.93% for the year ended December 31, 2014. The Company’s return on average equity was 7.88% for the year ended December 31, 2015, as compared to 7.80% for the year ended December 31, 2014.

As with variances in net income, changes in the return on average assets and average equity experienced by the Company during 2015 and 2014 were effected by increases in average loan balances and net income.

The following table sets forth certain selected financial data for the Bank for each of the years in the five-year periods ended December 31, 2015, and should be read in conjunction with the more detailed information and financial statements contained elsewhere herein (in thousands except per share data and ratios).

(In thousands except per share data and ratios)	2015	2014	2013	2012	2011
Selected Financial Ratios:
Return on average assets	0.98%	0.93%	1.13%	0.97%	(1.64)%
Return on average shareholders' equity	7.88%	7.80%	10.09%	9.23%	(15.86)%
Average shareholders' equity to average assets	12.41%	11.88%	11.20%	10.55%	10.36%
Dividend payout ratio	—%	—%	—%	—%	—%

Net Interest Income

Net interest income, the most significant component of earnings, is the difference between the interest and fees received on earning assets and the interest paid on interest-bearing liabilities. Earning assets consist primarily of loans, and to a lesser extent, investments in securities issued by federal, state and local authorities, and corporations, as well as interest-bearing deposits and overnight investments in federal funds loaned to other financial institutions. These earning assets are funded by a combination of interest-bearing and noninterest-bearing liabilities, primarily customer deposits, and may include short-term and long-term borrowings.

Net interest income before provision for credit losses totaled $26,129,000 for the year ended December 31, 2015, representing an increase of $2,512,000, or 10.64%, when compared to the $23,617,000 reported for the same period of the previous year. The Company’s year-to-date net interest margin, as shown in Table 1, increased to 4.22% at December 31, 2015 from 4.01% at December 31, 2014, an increase of 21 basis points (100 basis points = 1%) between the two periods.

Table 1. – Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and interest differentials
Years ended December 31, 2015 and 2014

		2015			2014
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans and leases (1)	$493,375	$26,469	5.36%	$422,760	$23,777	5.62%
Investment Securities – taxable	40,616	722	1.78%	49,219	901	1.83%
Interest-bearing deposits in other banks	1,525	6	0.39%	1,518	7	0.46%
Interest-bearing deposits in FRB	83,709	213	0.25%	115,395	277	0.24%
Total interest-earning assets	619,225	$27,410	4.43%	588,892	$24,962	4.24%
Allowance for credit losses	(11,357)			(11,118)
Noninterest-earning assets:
Cash and due from banks	22,279			20,447
Premises and equipment, net	11,174			11,936
Accrued interest receivable	1,601			1,434
Other real estate owned	13,466			14,188
Other assets	40,086			45,254
Total average assets	$696,474			$671,033
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$79,977	$108	0.14%	$63,251	$77	0.12%
Money market accounts	139,220	461	0.33%	143,627	504	0.35%
Savings accounts	62,163	159	0.26%	52,681	130	0.25%
Time deposits	74,193	328	0.44%	81,271	393	0.48%
Junior subordinated debentures	9,410	225	2.39%	10,681	241	2.26%
Total interest-bearing liabilities	364,963	$1,281	0.35%	351,511	$1,345	0.38%
Noninterest-bearing liabilities:
Noninterest-bearing checking	237,034			230,876
Accrued interest payable	73			76
Other liabilities	8,005			8,878
Total average liabilities	610,075			591,341

Total average shareholders' equity	86,399			79,692
Total average liabilities and shareholders' equity	$696,474			$671,033
Interest income as a percentage of average earning assets			4.43%			4.24%
Interest expense as a percentage of average earning assets			0.21%			0.23%
Net interest margin			4.22%			4.01%
(1) Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $163,000 and $419,000 for the years ended December 31, 2015 and 2014, respectively.

The prime rate was raised from its long-standing rate of 3.25% to 3.50% in December 2015 and is expected to see further increases during 2016. These increases will affect rates for both loans and customer deposits, both of which are likely to increase as the prime rate increases.

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

Table 2.  Rate and Volume Analysis

	2015 compared to 2014			2014 compared to 2013
(In thousands)	Total	Rate	Volume	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$2,692	$(1,136)	3,828	$1,798	$87	1,711
Investment securities	(179)	(25)	(154)	198	(174)	372
Interest-bearing deposits in other banks	(1)	(1)	—	(1)	(1)	—
Interest-bearing deposits in FRB	(64)	20	(84)	35	1	(36)
Total interest income	2,448	(1,142)	3,590	1,960	(87)	2,047
Increase (decrease) in interest expense:
Interest-bearing demand accounts	(12)	(45)	33	(94)	(121)	27
Savings accounts	29	5	24	46	24	22
Time deposits	(65)	(32)	(33)	(178)	(111)	(67)
Subordinated debentures	(16)	14	(30)	(40)	(41)	1
Total interest expense	(64)	(58)	(6)	(266)	(249)	(17)
Increase (decrease) in net interest income	$2,512	$(1,084)	3,596	$2,226	$162	2,064

For the year ended December 31, 2015, total interest income increased approximately $2,448,000 or 9.81% as compared to the year ended December 31, 2014, reflective of an increase of $2,692,000 in loan interest income. Earning asset volumes decreased in investment securities available for sale, which on average decreased $8,603,000 between the two periods, and remained constant in interest-bearing deposits in other banks between the two periods. Interest-bearing deposits in FRB decreased by $31,686,000 on average between the two periods. The average rates on loans decreased 26 basis points between the two periods, and the average rate on investment securities decreased approximately 5 basis points during the year ended December 31, 2015, as compared to the same period of 2014.

For the year ended December 31, 2015, total interest expense decreased approximately $64,000, or 4.76%, as compared to the year ended December 31, 2014. Between those two periods, average interest-bearing liabilities increased by $13,452,000, while the average rates paid on these liabilities decreased by 3 basis points.

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
For the year ended December 31, 2015, the recovery of provision to the allowance for credit losses amounted to $41,000. The recovery of provision for the year ended December 31, 2014 totaled $845,000.

The allowance for credit losses decreased to 1.88% of total loans during the year ended December 31, 2015, as compared to a 2.35% balance at December 31, 2014. The negative loan loss provisions recorded during 2014 and 2015 are a result of continuing improvements in the overall credit quality of the loan portfolio, overall improvements in the loss history over the recent years, and improvements in property values that serve as loan collateral through December 31, 2014 and December 31, 2015.

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicated and the net changes between those years:

(In thousands)	2015	2014	Amount of Change	Percent Change
Customer service fees	$3,620	$3,473	$147	4.23%
Increase in cash surrender value of BOLI/COLI	519	514	5	0.97%
Loss on fair value option of financial liabilities	(73)	(102)	29	(28.43)%
Gain on sale of other assets	10	25	(15)	(60.00)%
Gain on redemption of junior subordinated debenture	78	—	78	100.00%
(Loss) gain on other investments	(23)	691	(714)	(103.33)%
Other	604	560	44	7.86%
Total	$4,735	$5,161	$(426)	(8.25)%

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers and, to a lesser extent, gains on sales of Company assets and other miscellaneous income.

Noninterest income for the year ended December 31, 2015 decreased $426,000 or 8.25% when compared to the same period of 2014. Customer service fees, the primary component of noninterest income, increased $147,000 or 4.23% between the two periods presented. The decrease in noninterest income of $426,000 between the two periods is the result of a gain on sale of other investments of $691,000 realized in 2014 on the sale of a local property investment contrasted with a loss of $23,000 realized in 2015.

 Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2015 and 2014:

	2015		2014
(Dollars in thousands)	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets
Salaries and employee benefits	$9,921	1.60%	$9,653	1.64%
Occupancy expense	4,042	0.65%	3,760	0.64%
Data processing	126	0.02%	134	0.02%
Professional fees	1,137	0.18%	1,456	0.25%
FDIC/DFI assessments	959	0.15%	943	0.16%
Directors fees	277	0.04%	232	0.04%
Amortization of intangibles	—	—%	62	0.01%
Correspondent bank service charges	75	0.01%	117	0.02%
Loss on CA Tax Credit Partnership	73	0.01%	39	0.01%
OREO expense	619	0.10%	571	0.10%
Other	2,369	0.38%	2,248	0.38%
Total	$19,598	3.17%	$19,215	3.26%

Noninterest expense increased $383,000 between the years ended December 31, 2015 and 2014. The net increase in noninterest expense between the comparative periods is primarily the result of increases in salaries and employee benefits and occupancy expense, partially offset by decreases in professional fees and correspondent bank charges.

Included in net costs on operations of OREO for the years ended December 31, 2015 and 2014, are gains on the sale of OREO totaling $16,000 and $114,000, respectively, and OREO operating expenses totaling $447,000 and $685,000, respectively. Net cost on operation of OREO for the year ended December 31, 2015 also includes a $188,000 write-down on OREO.

During the years ended December 31, 2015 and 2014, the Company recognized stock-based compensation expense of $26,000 and $28,000 (less than $0.01 per share basic and diluted), respectively. This expense is included in noninterest expense under salaries and employee benefits. If new stock options are issued, or existing options fail to vest due, for example, to forfeiture, actual stock-based compensation expense in future periods will change.

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

The Company has reviewed all of its tax positions as of December 31, 2015, and has determined that, there are no material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets increased by $62,475,000 or 9.42% during the year from a balance of $663,169,000 at December 31, 2014 to $725,644,000 at December 31, 2015, and increased $89,715,000 or 14.11% from the balance of $635,929,000 at December 31, 2013. During the year ended December 31, 2015, increases of $58,839,000 were experienced in net loans. Overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold increased a net $13,789,000, while investment securities decreased by $17,408,000 during the year ended December 31, 2015. Total deposits of $621,805,000 at December 31, 2015, increased $56,432,000 or 9.98% from the balance reported of $565,373,000 at December 31, 2014, and increased $79,316,000, or 14.62%, from the balance of $542,489,000 reported at December 31, 2013.

During the year ended December 31, 2014, increases of $62,602,000 were experienced in net loans. Overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold, decreased a net $32,790,000, while investment securities increased by $4,685,000 during the year ended December 31, 2014. Total deposits of $565,373,000 at December 31, 2014 increased $22,884,000, or 4.22%, from the balance reported at December 31, 2013 of $542,489,000, and $2,086,000 or 0.37% from the balance of $563,287,000 reported at December 31, 2012.

Earning assets averaged approximately $619,225,000 during the year ended December 31, 2015, as compared to $588,892,000 for the year ended December 31, 2014. Average interest-bearing liabilities increased to $364,963,000 for the year ended December 31, 2015, as compared to $351,511,000 for the year ended December 31, 2014.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $515,318,000 at December 31, 2015, representing an increase of $57,399,000 or 12.53% when compared to the balance of $457,919,000 at December 31, 2014. During 2015, average loans increased 16.70% when compared to the year ended December 31, 2014. Average loans totaled $493,375,000, $422,760,000, and $392,340,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:

	2015		2014		2013		2012		2011
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans
Commercial and Industrial	$55,826	10.8%	$62,369	13.6%	$70,686	17.9%	$72,117	18.0%	$99,060	24.2%
Real estate mortgage	252,232	48.9%	214,877	46.9%	197,365	49.9%	189,934	47.5%	182,131	44.6%
RE construction & development	130,596	25.3%	137,158	30.0%	87,004	22.0%	90,941	22.7%	70,877	17.3%
Agricultural	52,137	10.1%	31,713	6.9%	30,932	7.8%	36,169	9.0%	45,483	11.1%
Installment/other	24,527	4.9%	11,802	2.6%	9,330	2.4%	10,884	2.7%	11,115	2.8%
Lease financing	—	—%	—	—%	—	—%	12	0.1%	49	—%
Total Loans	$515,318	100.0%	$457,919	100.0%	$395,317	100.0%	$400,057	100.0%	$408,715	100.0%

Loan volume continues to be greatest in what has historically been the Bank’s primary lending emphasis: commercial, real estate mortgage, and construction lending. Total loans increased $57,399,000 during 2015. With continuing recovery in the real estate markets, the Company experienced increases of $37,355,000, or 17.4%, in real estate mortgage, which includes purchased residential mortgage pools, and an increase in commercial real estate of $27,882,000, or 18.03%.  Commercial and industrial loans decreased $6,543,000 or 10.49%, agriculture loans increased $20,424,000, or 64.4% Installment loans increased $12,725,000, or 107.8% when compared to the previous year due to growth in the student loan portfolio.

During 2014, the Company experienced an increase of $50,154,000 or 57.6% in construction loans, an increase of $17,512,000 or 8.9% in real estate mortgage loans, an increase of $781,000 or 2.5% in agricultural loans and an increase of $2,472,000 or 26.5% in installment loans.

At December 31, 2015, approximately 53.4% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Residential housing markets regained some momentum in 2015, and as a result, real estate mortgage loans increased $37,355,000. However, real estate construction loans decreased $6,562,000 or 4.8% during 2015, as compared to an increase in real estate construction loans of $50,154,000 or 57.6% during 2014. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects. Agricultural loans, which primarily consist of short-term, floating rate loans for crop financing, increased $20,424,000 or 64.4% between December 31, 2014 and December 31, 2015; and commercial loans consisting primarily of loans for non real estate business operations, decreased $6,543,000 or 10.49%. Installment loans increased $12,725,000 or 107.8% during that same period.

The real estate mortgage loan portfolio totaling $252,232,000 at December 31, 2015, consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate is the predominate segment of the portfolio, with balances of $182,554,000, and $154,672,000 at December 31, 2015 and 2014, respectively. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and, are mainly secured by commercial income and multi-family residential properties. The Company does not currently offer traditional residential mortgage loans, but purchases mortgage portfolios. The residential real estate mortgage portfolio had balances of $68,811,000 and $59,095,000 at December 31, 2015 and 2014, respectively. The Company also offers short to medium-term, fixed-rate, home equity loans, which totaled $867,000 at December 31, 2015 and $1,110,000 at December 31, 2014.

The following table sets forth the maturities of the Bank's loan portfolio at December 31, 2015. Amounts presented are shown by maturity dates rather than repricing periods:

(In thousands)	Due in one year or less	Due after one year through five years	Due after five years	Total
Commercial and agricultural	$38,250	$37,942	$31,771	$107,963
Real estate construction & development	47,438	83,059	99	130,596
Real estate – mortgage	30,250	123,814	98,168	252,232
All other loans	2,455	22,043	29	24,527
Total Loans	$118,393	$266,858	$130,067	$515,318

For the year ended December 31, 2015 and 2014, the average yield on loans was 5.36% and 5.62%, respectively.  This consistent yield was due in part to the Company utilizing rate floors intended to mitigate interest rate risk if interest rates fall, as well as to compensate the Company for additional credit risk under current market conditions. The Bank’s loan portfolio is generally comprised of short-term or floating rate loans and is therefore susceptible to fluctuations in market rates of interest.

At December 31, 2015 and 2014, approximately 43.2% and 39.9% of the Bank's loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank's fixed and floating rate loans at December 31, 2015. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

	Due in one	Due after one Year through	Due after
(In thousands)	year or less	Five years	Five years	Total
Accruing loans:
Fixed rate loans	$31,378	$214,196	$40,291	$285,865
Floating rate loans	80,263	51,548	89,449	221,260
Total accruing loans	111,641	265,744	129,740	507,125
Nonaccrual loans:
Fixed rate loans	5,719	1,113	—	6,832
Floating rate loans	1,034	—	327	1,361
Total nonaccrual loans	6,753	1,113	327	8,193
Total Loans	$118,394	$266,857	$130,067	$515,318

Securities

Following is a comparison of the amortized cost and approximate fair value of available-for-sale for the years indicated:

	December 31, 2015				December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
Available-for-sale:
U.S. Government agencies	$9,778	$453	$(108)	$10,123	$12,097	$399	$—	$12,496
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	16,835	175	(52)	16,958	31,659	336	(13)	31,982
Mutual Funds	4,000	—	(188)	3,812	4,000	—	(177)	3,823
Total available-for-sale	$30,613	$628	$(348)	$30,893	$47,756	$735	$(190)	$48,301

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2015 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year to five years		After five years to ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale:
U.S. Government agencies	$—	—%	$13	2.55%	$1,025	0.71%	$8,740	1.36%	$9,778	1.29%
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	—	—%	4,130	1.88%	11,883	1.74%	822	2.04%	16,835	1.79%
Mutual Funds	—	—%	—	—%	—	—%	4,000	2.02%	4,000	2.02%
Total estimated fair value	$—	—%	$4,143	1.88%	$12,908	1.66%	$13,562	1.60%	$30,613	1.66%
(1) Weighted average yields are not computed on a tax equivalent basis

At December 31, 2015 and 2014, available-for-sale securities with an amortized cost of approximately $16,253,074 and $20,865,000, respectively (fair value of $16,670,290 and $21,503,000, respectively) were pledged as collateral for public funds and FHLB borrowings.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Total deposits increased $56,432,000 or 9.98% during the year to a balance of $621,805,000 at December 31, 2015. Core deposits, consisting of all deposits other than time deposits of $250,000 or more and brokered deposits, continue to provide the foundation for the Bank's principal sources of funding and liquidity. These core deposits amounted to 96.9% and 95.8% of the total deposit portfolio at December 31, 2015 and 2014, respectively.

The following table sets forth the year-end amounts of deposits by category for the years indicated, and the dollar change in each category during the year:

	December 31,			Change during Year
(In thousands)	2015	2014	2013	2015	2014
Noninterest-bearing deposits	$262,168	$215,439	$214,317	$46,729	$1,122
Interest-bearing deposits:
NOW and money market accounts	226,886	211,290	198,928	15,596	12,362
Savings accounts	63,592	60,499	45,758	3,093	14,741
Time deposits:
Under $250,000	58,122	65,844	73,829	(7,722)	(7,985)
$250,000 and over	11,037	12,301	9,657	(1,264)	2,644
Total interest-bearing deposits	359,637	349,934	328,172	9,703	21,762
Total deposits	$621,805	$565,373	$542,489	$56,432	$22,884

The Company continues to have a low reliance on brokered and other wholesale funding sources. As of December 31, 2015, brokered deposits totaled 1.37% of total deposits, which the Company believes to be in line with peers.

During the year ended December 31, 2015, increases were experienced across all categories except for time deposits. Total time deposits decreased $8,986,000, or 11.50%, during the year ended December 31, 2015, and brokered deposits, a component of total time deposits, decreased slightly by $2,934,000, or 1.37%, during the year. Noninterest-bearing deposits increased $46,729,000 during the year and increases in savings accounts and NOW and money market accounts of $3,093,000, or 5.11%, and $15,596,000, or 7.38%, respectively, were also realized during the year ended December 31, 2015.

During the year ended December 31, 2014, increases were experienced across all categories except for time deposits. Total time deposits decreased $5,341,000, or 1.63%, during the year ended December 31, 2014, and brokered deposits, a component of total time deposits, decreased slightly by $20,000, or 2.03%, during the year. Noninterest bearing deposits increased $1,122,000 during the year. Additionally, increases in savings accounts and NOW and money market accounts of $14,741,000, or 32.22%, and $12,362,000, or 6.21%, respectively, were realized during the year ended December 31, 2014.

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Significant increases in deposits were realized during 2015. Total noninterest-bearing deposits increased $46,729,000, or 21.7%, between December 31, 2014 and December 31, 2015, and total interest-bearing deposits increased $9,703,000, or 2.8%, during the same period. Between December 31, 2013 and December 31, 2014, total interest-bearing deposits increased $21,762,000, or 6.6%, and total noninterest-bearing deposits increased $1,122,000, or 0.5%.

On a year-to-date average basis, total deposits increased $20,881,000, or 3.7%, between the years ended December 31, 2014 and December 31, 2015. Of that total, interest-bearing deposits increased by $14,723,000, or 4.3%, and noninterest-bearing deposits increased $6,158,000, or 2.67%, during 2015. On average, the Company experienced decreases in time deposits, while NOW accounts, money market and savings accounts increased between the years ended December 31, 2014 and December 31, 2015. On a year-to-date average basis, total deposits increased by $16,979,000 or 3.1% between the years ended December 31, 2013 and December 31, 2014. Of that total, interest-bearing deposits increased by $6,106,000 or 1.8%, while noninterest-bearing deposits increased $10,873,000 or 4.94% during 2014. On average, the Company experienced decreases in time deposits, while NOW accounts, money market and savings accounts increased between the years ended December 31, 2013 and December 31, 2014.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2015, 2014, and 2013:

	2015		2014		2013
(Dollars in thousands)	Average Balance	Rate %	Average Balance	Rate %	Average Balance	Rate %
Interest-bearing deposits:
Checking accounts	$219,197	0.26%	$206,878	0.28%	$198,651	0.34%
Savings	62,163	0.26%	52,681	0.25%	42,837	0.20%
Time deposits (1)	74,193	0.44%	81,271	0.48%	93,236	0.61%
Noninterest-bearing deposits	237,034		230,876		220,003
(1) Included at December 31, 2015, are $11,037,000 in time certificates of deposit of $250,000 or more, of which $11,383,000 matures in three months or less, $19,391,000 matures in three to twelve months, and $7,392,000 matures in more than twelve months.

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

The Company had collateralized lines of credit with the FRB of $302,456,000 and $286,993,000, as well as FHLB lines of credit totaling $2,854,000 and $5,814,000 at December 31, 2015 and 2014, respectively. In addition, the Company obtained a $10,000,000 uncollateralized line of credit during 2013 from Pacific Coast Bankers Bank and a $20,000,000 uncollateralized line of credit during 2014 from Zion's Bank. At December 31, 2015, the Company had no outstanding balances drawn against any of its lines of credit. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR.

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

Loan Segments for Loan Loss Reserve Analysis	Loan Balances at December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Commercial and Business Loans	$54,503	$60,422	$68,460	$69,780	$96,076
Government Program Loans	1,323	1,947	2,226	2,337	2,984
Total Commercial and Industrial	55,826	62,369	70,686	72,117	99,060
Commercial Real Estate Term Loans	182,554	154,672	143,919	133,599	140,590
Single Family Residential Loans	68,811	59,095	52,036	55,016	39,682
Home Improvement/Home Equity Loans	867	1,110	1,410	1,319	1,859
Total Real Estate Mortgage	252,232	214,877	197,365	189,934	182,131
RE Construction and Development Loans	130,596	137,158	87,004	90,941	70,877
Agricultural Loans	52,137	31,713	30,932	36,169	45,483
Consumer Loans	24,527	11,802	9,330	10,639	10,907
Overdraft protection Lines	—	—	—	90	85
Overdrafts	—	—	—	155	124
Total Installment/other	24,527	11,802	9,330	10,884	11,116
Commercial Lease Financing	—	—	—	12	49
Total Loans	$515,318	$457,919	$395,317	$400,057	$408,716

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At December 31, 2015, “classified” loans totaled $39,512,000 or 7.67% of gross loans as compared to $34,358,000 or 7.50% of gross loans at December 31, 2014.

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

The formula allowance includes reserves for certain off-balance sheet risks including letters of credit, unfunded loan commitments, and lines of credit. Reserves for undisbursed commitments are generally formula allocations based on the Company’s historical loss experience and other loss factors, rather than specific loss contingencies. At December 31, 2015 and 2014, the formula reserve allocated to undisbursed commitments totaled $299,000 and $294,000, respectively. The reserve for unfunded commitments is considered a reserve for contingent liabilities and is therefore carried as a liability on the balance sheet for all periods presented.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at December 31, 2015, 2014 and 2013.

(In thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Specific allowance – impaired loans	$3,097	$715	$762
Formula allowance – classified loans not impaired	1,385	2,450	3,205
Formula allowance – special mention loans	75	39	31
Total allowance for special mention and classified loans	4,557	3,204	3,998
Formula allowance for pass loans	5,086	6,739	6,595
Unallocated allowance	70	847	395
Total allowance	9,713	10,790	10,988
Impaired loans	23,612	16,037	18,132
Classified loans not considered impaired	15,900	18,321	20,233
Total classified loans	39,512	34,358	38,365
Special mention loans not considered impaired	2,562	1,766	1,825

The loan portfolio increased from $395,317,000 at December 31, 2013, to $457,919,000 at December 31, 2014, and increased to $515,318,000 at December 31, 2015. Nonperforming loans increased to $19,221,000 at December 31, 2015, from $15,576,000 at December 31, 2014, and $18,102,000 at December 31, 2013. Nonaccrual loans and accruing restructured loans are included in nonperforming loans. During the same period, total classified loans increased from $34,358,000 at December 31, 2014, to $39,512,000 at December 31, 2015.

(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Allowance for loan losses - period end	$9,713	$10,771	$10,988
Net loans charged off (recovered) during period	1,017	(629)	(302)
Recovery of provision for credit loss	(41)	(845)	(1,098)
Loans outstanding at period-end	515,318	457,919	395,317
ALLL as % of loans at period-end	1.88%	2.35%	2.78%
Nonaccrual loans	8,193	9,935	12,341
Restructured Loans	11,028	5,641	5,761
Total nonperforming loans	19,221	15,576	18,102
ALLL as % of nonperforming loans	50.53%	69.15%	60.7%
Impaired loans	23,612	16,037	18,132
Classified loans not considered impaired	15,900	18,321	20,233
Total classified loans	$39,512	$34,358	$38,365
ALLL as % of classified loans	24.58%	31.35%	28.64%

Impaired loans increased $7,642,000 between December 31, 2014 and December 31, 2015 and the specific allowance related to those impaired loans increased $2,382,000 between December 31, 2014 and December 31, 2015. The formula allowance related to criticized loans that are not impaired (including special mention and substandard) decreased by $1,029,000 between December 31, 2014 and December 31, 2015. The reduction in nonaccrual loans between December 31, 2014 and December 31, 2015 is attributed to $1,412,000 in charge-offs during the period ended December 31, 2015. The level of “pass” loans increased approximately $51,377,000 between December 31, 2014 and December 31, 2015, while the related formula allowance decreased $1,653,000 during the same period. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis. Due to improvements in economic conditions and credit quality, less reserve is required for pass loans.

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

The general reserve requirements (ASC 450-70) decreased with the continued strengthening of local, state, and national economies and their impact on our local lending base, which has resulted in a lower qualitative component for the general reserve calculation. These positive factors were partially offset by the Company including OREO financial results in loss history and extending the look back period used to capture the loss history for the quantitative portion of the ALLL. In the third quarter of 2013, the look back period was changed from 4 years to stake-in-the-ground (December 31, 2005), in an effort to include higher losses experienced during the credit crisis. Changes in the mix of historical losses in the look back period resulted in a reallocation of the general reserve component of the allowance amount within the various loan segments as compared to December 31, 2015, as loss experience by segment has fluctuated over time. The stake-in-the-ground methodology requires the Company to use December 31, 2005 as the starting point of the look back period to capture loss history. Time horizons are subject to Management's assessment of the current period, taking into consideration changes in business cycles and environment changes.

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

At December 31, 2015 and 2014, the Company's recorded investment in loans for which impairment has been recognized totaled $23,679,000 and $16,037,000, respectively. Included in total impaired loans at December 31, 2015, are $16,404,000 of impaired loans for which the related specific allowance is $3,097,000, as well as $7,275,000 of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2014 included $4,478,000 of impaired loans for which the related specific allowance was $715,000, as well as $11,559,000 of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $17,462,000 and $15,045,000 during the years ended December 31, 2015 and 2014, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method.

The largest category of impaired loans at December 31, 2015 was real estate construction and development loans, comprising of 52.87% of total impaired loans at December 31, 2015. Impaired construction loans increased $6,148,000, impaired commercial and industrial loans increased $3,780,000, impaired real estate mortgage loans decreased $2,220,000, and impaired agricultural loans decreased $16,000 during the year ended December 31, 2015. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans, approximately $10,730,000, or 45.3%, are secured by real estate at December 31, 2015, as compared to $13,961,000, or 87.1%, of total impaired loans at December 31, 2014. The following table summarizes the components of impaired loans and their related specific allowance at December 31, 2015, 2014 and 2013.

	Balance	Allowance	Balance	Allowance	Balance	Allowance
(In thousands)	December 31, 2015	December 31, 2015	December 31, 2014	December 31, 2014	December 31, 2013	December 31, 2013
Commercial and industrial	$5,201	$530	$1,421	$64	$677	$9
Real estate – mortgage	5,293	635	7,513	648	15,573	753
Real estate construction and development	12,519	1,282	6,371	—	1,789	—
Agricultural	16	—	32	—	45	—
Installment/other	650	650	700	3	48	—
Lease financing	—	—	—	—	—	—
Total impaired loans	$23,679	$3,097	$16,037	$715	$18,132	$762

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to enhance collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance.

At December 31, 2015, residential mortgages comprised $3,533,000 of the $18,508,000 in TDRs and commercial real estate loans comprised $12,168,000 of total TDRs.

Total TDRs decreased by 19.59% at December 31, 2015, as compared to December 31, 2014. Nonaccrual TDRs decreased by 20.09% and accruing TDRs declined by 18.76% over the same period. All TDR categories decreased when compared on a year-over-year basis. Many of these credits are related to real estate projects that slowed significantly or stalled during the recession, leading the Company to pursue restructuring of the qualified credits allowing the real estate market time to recover and developers opportunity to finish projects at a slower pace.  Concessions granted in these circumstances include lengthened maturities and/or rate reductions that enabled the borrower to finish the projects and may be entirely successful. In large part, current successes are related to a recovering real estate market.

The following tables summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at December 31, 2015 and December 31, 2014.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(In thousands)	December 31, 2015	December 31, 2015	December 31, 2015
Commercial and industrial	$898	$327	$571
Real estate - mortgage:
Commercial real estate	1,243	1,243	—
Residential mortgages	3,533	—	3,533
Home equity loans	—	—	—
Total real estate mortgage	4,776	1,243	3,533
Real estate construction and development	5,722	5,259	463
Agricultural	16	—	16
Installment/other	650	650	—
Lease financing	—	—	—
Total Troubled Debt Restructurings	$12,062	$7,479	$4,583

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(In thousands)	December 31, 2014	December 31, 2014	December 31, 2014
Commercial and industrial	$1,306	$421	$885
Real estate - mortgage:
Commercial real estate	2,713	2,713	—
Residential mortgages	4,225	1,084	3,141
Home equity loans	—	—	—
Total real estate mortgage	6,938	3,797	3,141
Real estate construction and development	6,029	5,141	888
Agricultural	32	—	32
Installment/other	695	—	695
Lease financing	—	—	—
Total Troubled Debt Restructurings	$15,000	$9,359	$5,641

Of the $12,062,000 in total TDRs at December 31, 2015, $7,479,000 were on nonaccrual status at period-end. Of the $15,000,000 in total TDRs at December 31, 2014, $9,359,000 were on nonaccrual status at period-end. As of December 31, 2015, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

The following table summarizes special mention loans by type for the years ended December 31, 2015 and December 31, 2014.

(In thousands)	December 31, 2015	December 31, 2014
Commercial and industrial	$946	$342
Real estate - mortgage:
Commercial real estate	1,616	1,095
Residential mortgages	—	216
Home equity loans	—	—
Total real estate mortgage	1,616	1,311
RE construction & development	—	—
Agricultural	—	113
Installment/other	—	—
Lease financing	—	—
Total Special Mention Loans	$2,562	$1,766

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions affects loan pricing. Low interest rates and a weaker economy continue to dominate, even though real estate prices show signs of stabilization. The Company continues to place increased emphasis on reducing both the level of nonperforming assets and the level of losses on the disposition of these assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to reduce the impacts on the real estate market. As part of this strategy, the Company has agreed to increasing its level of troubled debt restructurings, when doing so makes economic sense. While business and consumer spending show improvement in recent quarters, current GDP remains anemic. It is difficult to forecast what impact the Federal Reserve actions to hold rates low will have on the economy. Local unemployment rates in the San Joaquin Valley have improved, but remain elevated compared with other regions and historically are higher as a result of the area's agricultural dynamics.  The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain low relative to other areas of the state. Management recognizes increased risk of loss due to the Company's exposure to local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the years indicated.

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Total loans outstanding at end of period before deducting allowances for credit losses	$515,376	$457,595	$395,013	$400,033	$408,715
Average net loans outstanding during period	493,375	422,760	392,340	398,377	424,961
Balance of allowance at beginning of period	10,771	10,988	11,784	13,648	16,520
Loans charged off:
Real estate	—	(200)	(635)	(630)	(7,224)
Commercial, Industrial & Agricultural	(1,397)	(318)	(678)	(3,397)	(9,340)
Commercial lease financing	—	—	—	—	(110)
Installment and other	(489)	(16)	(273)	(251)	(620)
Total loans charged off	(1,886)	(534)	(1,586)	(4,278)	(17,294)
Recoveries of loans previously charged off:
Real estate	225	728	1,538	698	159
Commercial and industrial & agricultural	630	330	279	648	650
Installment and other	14	104	71	49	11
Total loan recoveries	869	1,162	1,888	1,395	820
Net loans (charged off) recovered	(1,017)	628	302	(2,883)	(16,474)
Provision charged to operating expense	(41)	(845)	(1,098)	1,019	13,602
Balance of allowance for credit losses at end of period	$9,713	$10,771	$10,988	$11,784	$13,648
Net loan (recoveries) charge-offs to total average loans	0.21%	(0.15)%	(0.08)%	0.74%	3.88%
Net loan (recoveries) charge-offs to loans at end of period	0.20%	(0.14)%	(0.08)%	0.72%	4.03%
Allowance for credit losses to total loans at end of period	1.88%	2.35%	2.78%	2.95%	3.34%
Net loan (recoveries) charge-offs to allowance for credit losses	10.47%	(5.84)%	(2.75)%	24.47%	120.71%
Net loan charge-offs (recoveries) to provision for credit losses	5.38%	(134.55)%	(27.50)%	282.92%	121.11%

Loan charge-offs increased $1,352,000 during the year ended December 31, 2015, when compared to the year ended December 31, 2014. Loan recoveries decreased $293,000 during the same period. Net loan charge-offs totaled $1,380,000 during the fourth quarter, consisting primarily of one installment loan and one commercial and industrial loan. The loans charged off during fourth quarter 2015 had been fully reserved for since first quarter 2015.

The following is a summary of the quarterly activity in the allowance for loan losses for the year ended December 31, 2015 (in thousands).

Description	Loss	Recoveries	Provision	Balance
Balance Forward				$10,771
1st quarter - 2015	$218	$278	$459	11,290
2nd quarter- 2015	190	454	(2)	11,552
3rd quarter - 2015	11	50	(23)	11,568
4th quarter - 2015	1,467	87	(475)	9,713
Total YTD - 2015	$1,886	$869	$(41)	$9,713

At December 31, 2015 and 2014, $299,000 and $294,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities.

Management believes that the 1.88% credit loss allowance to total loans at December 31, 2015 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that economic conditions may materialize which differ and more adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

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

	2015		2014		2013		2012		2011
(Dollars in thousands)	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans
Commercial and industrial	$1,652	10.8%	$1,218	13.6%	$2,340	18.0%	$1,614	18.0%	$4,782	40.7%
Real estate – mortgage	1,449	48.9%	1,653	46.9%	1,862	47.6%	1,292	47.6%	2,070	35.4%
RE construction and development	4,629	25.3%	6,278	30.0%	5,533	22.7%	2,814	22.7%	5,634	12.3%
Agricultural	655	10.1%	482	6.9%	583	9.0%	352	9.0%	803	8.8%
Installment/other	1,258	4.9%	293	2.6%	275	2.7%	288	2.7%	117	2.8%
Lease financing	—	—%	—	—%	—	—%	1	—%	1	—%
Not allocated	70	—%	847	—%	395	—%	5,423	—%	241	—%
	$9,713	100.0%	$10,771	100.0%	$10,988	100.0%	$11,784	100.0%	$13,648	100.0%

During 2015, reserve allocations decreased for real estate mortgage and real estate construction and development loans. Increases in reserve allocation for agricultural, and installment loans are primarily due to the growth of those loan segments.

During 2014, reserve allocations decreased for commercial and industrial loans, real estate mortgage loans, and agricultural loans. Increases in the reserve allocation for real estate construction and development loans was primarily due to the growth of that loan segment.

During 2013, reserve allocations increased in all categories during the year, except for small decreases in the reserve for installment loans. Increases in reserve allocations for most categories were the result of increased loss factors, which decreased the unallocated portion of the reserve.

The following summarizes the Company’s allowance for credit losses related to the specific, formula, and unallocated reserves for the year-ends shown:

	December 31,
(In thousands)	2015	2014	2013	2012	2011
Formula allowance	$6,546	$9,209	$9,831	$5,703	$12,153
Specific allowance	3,097	715	762	658	1,254
Unallocated allowance	70	847	395	5,423	241
Total allowance	$9,713	$10,771	$10,988	$11,784	$13,648

At December 31, 2015, the allowance for credit losses totaled $9,713,000, and consisted of $6,546,000 in formula allowance, $3,097,000 in specific allowance, and $70,000 in unallocated allowance. At December 31, 2015, $1,282,000 of the specific allowance was allocated to real estate construction and development, $635,000 was allocated to real estate mortgage loans, $530,000 was allocated to commercial and industrial loans, and the remaining $650,000 was allocated to installment loans.

At December 31, 2014, the allowance for credit losses totaled $10,771,000, and consisted of $9,209,000 in formula allowance, $715,000 in specific allowance, and $847,000 in unallocated allowance. At December 31, 2014, $648,000 of the specific allowance was allocated to real estate loans, $64,000 was allocated to commercial and industrial loans, and the remaining $3,000 was allocated to installment loans.

At December 31, 2013, the allowance for credit losses totaled $10,988,000, and consisted of $9,831,000 in formula allowance, $762,000 in specific allowance, and $395,000 in unallocated allowance. At December 31, 2013, $753,000 of the specific allowance was allocated to real estate loans, and the remaining $9,000 was allocated to commercial and industrial loans.

The total formula allowance decreased $2,682,000 between 2014 and 2015 and the specific allowance increased $2,382,000. The unallocated allowance decreased to $70,000 from $847,000. The increase in the specific allowance and decrease in the unallocated allowance were primarily the result of an increase in impaired loans. The decrease in total formula allowance is the result of a decline in net loss factors and improvement of qualitative factors during 2015.

The total formula allowance decreased $603,000 between 2013 and 2014 and the specific allowance decreased $47,000. The unallocated allowance rose to $847,000. The decrease in formula allowance is due to the decrease in substandard loans and improvement of qualitative factors between 2013 and 2014. The increase in unallocated allowance is due to a reduction in impaired and substandard loans during 2014.

The total formula allowance increased approximately $4,128,000 between 2012 and 2013, due to an increase in the reserve factor as the Company reviewed and updated their allowance for loan loss methodology during the year.

The total formula allowance decreased approximately $6,450,000 between 2011 and 2012, primarily due to a decrease in the percentage loss factors as well as the Company's internal review of loan classification definitions as they pertain to risk.

There were no loans classified as doubtful at December 31, 2015 or December 31, 2014.

Although in some instances, the downgrading of a loan resulting from the factors used by the Company in its allowance analysis has been reflected in the formula allowance, management believes that in some instances, the impact of material events and trends not known are not reflected in the level of nonperforming loans or the internal risk grading process regarding these loans. Accordingly, the Company’s evaluation of probable losses related to these factors may be reflected in the unallocated allowance. The evaluation of the inherent losses concerning these factors involves a higher degree of uncertainty because they are not identified with specific problem credits, and therefore the Company does not allocate the unallocated allowance among segments of the portfolio. At December 31, 2015 and December 31, 2014, the Company had unallocated allowances of $70,000 and $847,000. Management’s estimates of the unallocated allowance are based upon a number of underlying factors including 1) the effect of deteriorating national and local economic trends, 2) the effects of export market conditions on certain agricultural and manufacturing borrowers, 3) the effects of abnormal weather patterns on agricultural borrowers, as well as other borrowers that may be impacted by such conditions, 4) the effect of increased competition in the Company’s market area and the resultant potential impact of more relaxed underwriting standards to borrowers with multi-bank relationships, 5) the effect of soft real estate markets, and 6) the effects of having a larger number of borrowing relationships which are close to the Company’s lending limit, which, if any one were not to perform to contractual terms, would have a material impact on the allowance.

While the Company's loan portfolio has elevated concentrations in commercial real estate, commercial, and construction loans, the portfolio percentages fall within the Company's loan policy guidelines.

It is the Company's policy to discontinue the accrual of interest income on loans for which reasonable doubt exists with respect to the timely collectability of interest or principal due to the inability of the borrower to comply with the terms of the loan agreement. Such loans are placed on nonaccrual status whenever the payment of principal or interest is 90 days past due or earlier when the conditions warrant, and interest collected is thereafter credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan. Management may grant exceptions to this policy if the loans are well secured and in the process of collection.

 The following table sets forth the Company’s nonperforming assets as of the dates indicated:

	December 31,
(Dollars in thousands, except footnote)	2015	2014	2013	2012	2011
Nonaccrual loans (1)	$8,193	$9,935	$12,341	$13,425	$18,098
Accruing restructured loans	11,028	5,641	5,761	9,716	11,885
Total non-performing loans	19,221	15,576	18,102	23,141	29,983
Other real estate owned	12,873	14,010	13,946	23,932	27,091
Total non-performing assets	$32,094	$29,586	$32,048	$47,073	$57,074
Loans, past due 90 days or more, still accruing	—	—	—	—	74
Non-performing loans to total gross loans	3.73%	3.40%	4.58%	5.78%	7.34%
Non-performing assets to total gross loans	6.23%	6.47%	8.11%	11.77%	14.96%
Allowance for loan losses to nonperforming loans	50.53%	69.15%	60.70%	50.92%	45.52%
 (1) Included in nonaccrual loans at December 31, 2015 and 2014 are restructured loans totaling $7,480,000 and $9,359,000, respectively.

Non-performing assets remain elevated at December 31, 2015, but have increased $2,508,000 between December 31, 2014 and December 31, 2015, due to a decrease in nonaccrual loans of $1,742,000, a decrease of $1,059,000 in accruing restructured loans, and a decrease of $1,137,000 in other real estate owned. There was one write-down of $188,000 for other real estate owned during the year ended December 31, 2015.

Non-performing assets decreased $2,462,000 between December 31, 2013 and December 31, 2014, due to a decrease in nonaccrual loans of $2,406,000, partially offset by an increase in other real estate owned of $64,000. There were no write-downs to other real estate owned during the year ended December 31, 2014.

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

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance			Change from
(In thousands)	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Commercial and industrial	$328	$433	$—	$(105)	$328
Real estate - mortgage	1,635	4,361	11,873	(2,726)	(10,238)
Real estate - construction	5,580	5,141	468	439	5,112
Agricultural	—	—	—	—	—
Installment/other	650	—	—	650	650
Total Nonaccrual Loans	$8,193	$9,935	$12,341	$(1,742)	$(4,148)

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

Except for the loans included in the above tables, there were no loans at December 31, 2015, where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

Liquidity and Asset/Liability Management

The primary function of asset/liability management is to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company's principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses. Other sources of liquidity not on the balance sheet at December 31, 2015, include unused collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, Pacific Coast Banker's Bank, Zion's Bank, and from the Federal Reserve Bank totaling $315,310,000.

Cash and cash equivalents have fluctuated during the three years ended December 31, 2015, 2014, and 2013, with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2015	$125,751
December 31, 2014	$103,577
December 31, 2013	$135,212

Cash and cash equivalents increased $22,174,000 during the year ended December 31, 2015, as compared to a decrease of $31,635,000 during the year ended December 31, 2014.

The Company had a net cash inflow from operations of $9,264,000 for the year ended December 31, 2015, and a positive cash inflow from operations totaling $9,002,000 for the period ended December 31, 2014. The Company experienced net cash outflows from investing activities totaling $41,722,000 and net cash outflows of $63,616,000 during the years ended December 31, 2015 and December 31, 2014. For the year ended December 31, 2015, increases in loans outweighed proceeds from sales of OREO and maturities and principal payments on available for sale securities. For the year ended December 31, 2014, the growth in loans and purchases of available for sale securities outweighed principal payments on securities and proceeds from sale of OREO.

During the year ended December 31, 2015, the Company experienced net cash inflows from financing activities totaling $54,632,000, primarily as the result of increases in demand deposit and savings accounts. For the year ended December 31, 2014, the Company experienced net cash inflows of $22,979,000 primarily as the result of increases in demand deposits and savings accounts.

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

The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. In addition to unused lines of credit from other banks totaling $315,310,000, the contingency plan includes identified funding sources, and steps that may be taken in the event the total liquidity ratio falls or is projected to fall below policy limits for any extended period of time. One of the primary directives of the contingency funding plan is to limit the Company’s overall level of wholesale funding to no more than 40% of deposits. The current funding program uses both asset-based and liability-based principles, and identifies core deposits as the favored funding source when attainable at a reasonable cost. The policy identifies a number of funding sources or methods the Bank ALCO committee may utilize to fulfill the Company’s liquidity funding requirements:

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

4)
The Company presently has a Discount Window facility available from the Federal Reserve Bank of San Francisco collateralized with loans as discussed above. At December 31, 2015, the Company had available credit of $302,456,000 from the Federal Reserve based upon the loans pledged at that date. The Federal Reserve will monitor use of the Discount Window closely given the current status of the Company and the economy as a whole. This credit facility may not be competitively priced under certain economic conditions. As such, the Company does not expect to use this facility except for short periods, but does consider this to be a key contingency funding source.

5)
As long as the Bank remains “Well Capitalized,” the Company may rely on brokered deposits when core deposit rates are higher in the marketplace or maturity structures are not desirable. The Company’s current policy limit for brokered deposits is 25% of total deposits. The Company may also utilize other wholesale deposit sources such as memberships that advertise the Bank’s time deposit rates to other subscribers, typically banks and credit unions. The Company’s current policy limit on other wholesale deposits is 10% of total deposits.

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

7)	The Company currently has Bank-Owned Life Insurance (BOLI) and Corporate-Owned Life Insurance (COLI) policies issued by highly rated insurance companies which may be sold to increase liquidity.

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

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, are maintained at levels deemed sufficient to provide the cash necessary to fund loan growth as well as projected deposit runoff. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At December 31, 2015, the Bank had 71.02% of total assets in the loan portfolio and a loan to deposit ratio of 82.88%, as compared to 69.00% of total assets in the loan portfolio and a loan to deposit ratio of 80.94% at December 31, 2014. Liquid assets at December 31, 2015 include cash and cash equivalents totaling $125,751,000, as compared to $103,577,000 at December 31, 2014.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings capability. Core deposits, which comprise approximately 90.25% of total deposits at December 31, 2015, provide a significant and stable funding source for the Company.  At December 31, 2015, unused lines of credit with the Federal Home Loan Bank, Pacific Coast Banker's Bank, Zion's Bank, and the Federal Reserve Bank totaling $315,310,000 are collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these used and unused borrowing lines totaled $444,596,000 at December 31, 2015. For further discussion of the Company’s borrowing lines, see “Short Term Borrowings” included previously in the financial condition section of this financial review.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion). The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Beginning the quarter ended March 31, 2009, the Bank precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at March 31, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. Since the second quarter of 2014, the Bank has received approval quarterly from the Federal Reserve Bank to upstream a dividend to the parent company for the purpose of payment of interest on the Company's junior subordinated debt and for the parent company's operating expenses. During the year ended December 31, 2015, the Bank paid $2,416,000 in cash dividends to the parent company. The Bank paid $1,519,000 in dividends to the parent company during the year ended December 31, 2014, and paid no dividends during the year ended December 31, 2013.

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

In addition to the general capital adequacy guidelines, pursuant to the DBO’s MOU the Bank is required to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0%. For purposes of the MOU, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 12.9% and 13.4% at December 31, 2015 and 2014, respectively.

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

The following table sets forth the Company’s and the Bank's actual capital positions at December 31, 2015, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

	Ratio at December 31, 2015	Ratio at December 31, 2014	Minimum for Capital Adequacy	Minimum requirement for "Well Capitalized" Institution
Total capital to risk weighted assets
Company	16.65%	17.29%	8.00%	N/A
Bank	16.69%	16.91%	8.00%	10.00%
Tier 1 capital to risk-weighted assets
Company	15.40%	16.03%	6.00%	N/A
Bank	15.43%	15.65%	6.00%	8.00%
Common equity tier 1 capital to risk-weighted assets
Company	14.10%	N/A	4.50%	N/A
Bank	15.43%	N/A	4.50%	6.50%
Tier 1 capital to adjusted average assets (leverage)
Company	12.95%	12.49%	4.00%	N/A
Bank	12.94%	12.25%	4.00%	5.00%

The Federal Reserve and the Federal Deposit Insurance Corporation approved final capital rules in July 2013 that substantially amend the existing capital rules for banks. These new rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (commonly referred to as “Basel III”) as well as requirements encompassed by the Dodd-Frank Act.
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

As of December 31, 2015, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an informal agreement with the Federal Reserve Bank and Department of Business Oversight that, among other things, requires prior approval before paying a cash dividend or otherwise making a distribution of stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company.  In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the year ended December 31, 2015, the Bank’s cash dividends of $2,416,000 paid to the Company were approved by the Federal Reserve and the DBO. The cash dividends funded the Company's operating costs, payments of interest on its junior subordinated debentures, estimated tax payments, and redemption of junior subordinated debentures. $3.0 in million junior subordinated debt was retired, leaving $12.0 million in outstanding junior subordinated debt as of December 31, 2015.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At December 31, 2015, the bank was not subject to a reserve requirement.

Item 8 - Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2015 and 2014

Consolidated Statements of Income -
Years Ended December 31, 2015 and 2014

Consolidated Statements of Shareholders' Equity -
Years Ended December 31, 2015 and 2014

Consolidated Statements of Comprehensive Income -

Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows -
Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of United Security Bancshares and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
United Security Bancshares and Subsidiaries

We have audited the accompanying consolidated balance sheets of United Security Bancshares and Subsidiaries (Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Security Bancshares and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Sacramento, California
March 4, 2016

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
December 31, 2015 and 2014

(In thousands except shares)	December 31, 2015	December 31, 2014
Assets
Cash and non-interest bearing deposits in other banks	$29,733	$21,348
Cash and due from Federal Reserve Bank	96,018	82,229
Cash and cash equivalents	125,751	103,577
Interest-bearing deposits in other banks	1,528	1,522
Investment securities available for sale (at fair value)	30,893	48,301
Loans	515,318	457,919
Unearned fees and unamortized loan origination costs (fees), net	58	(324)
Allowance for credit losses	(9,713)	(10,771)
Net loans	505,663	446,824
Accrued interest receivable	2,220	1,927
Premises and equipment - net	10,800	11,550
Other real estate owned	12,873	14,010
Goodwill	4,488	4,488
Cash surrender value of life insurance	18,337	17,717
Investment in limited partnerships	917	871
Deferred income taxes - net	5,228	6,853
Other assets	6,946	5,529
Total assets	$725,644	$663,169
Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$262,168	$215,439
Interest bearing	359,637	349,934
Total deposits	621,805	565,373
Accrued interest payable	29	40
Accounts payable and other liabilities	5,875	4,815
Junior subordinated debentures (at fair value)	8,300	10,115
Total liabilities	636,009	580,343

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 16,051,406 issued and outstanding at December 31, 2015, and 15,425,086 at December 31, 2014	52,572	49,271
Retained earnings	37,265	33,730
Accumulated other comprehensive loss	(202)	(175)
Total shareholders' equity	89,635	82,826
Total liabilities and shareholders' equity	$725,644	$663,169
See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2015 and 2014

(In thousands except shares and EPS)	December 31, 2015	December 31, 2014
Interest Income
Loans, including fees	$26,469	$23,777
Investment securities - AFS – taxable	722	901
Interest on deposits in Federal Reserve Bank	213	277
Interest on deposits in other banks	6	7
Total interest income	27,410	24,962
Interest Expense
Interest on deposits	1,056	1,104
Interest on other borrowings	225	241
Total interest expense	1,281	1,345

Net Interest Income Before Recovery of Provision for Credit Losses	26,129	23,617
Recovery of Provision for Credit Losses	(41)	(845)
Net Interest Income after Recovery of Provision for Credit Losses	26,170	24,462
Noninterest Income
Customer service fees	3,620	3,473
Increase in cash surrender value of bank owned life insurance	519	514
Loss on fair value of financial liability	(73)	(102)
Gain on redemption of JR subordinated debentures	78	—
Gain on sale of premises and equipment	10	25
(Loss) gain on sale of other investment	(23)	691
Other	604	560
Total noninterest income	4,735	5,161
Noninterest Expense
Salaries and employee benefits	9,921	9,653
Occupancy expense	4,042	3,760
Data processing	126	134
Professional fees	1,137	1,456
Regulatory assessments	959	943
Director fees	277	232
Amortization of intangibles	—	62
Correspondent bank service charges	75	117
Loss on California tax credit partnership	73	39
Net cost on operation and sale of OREO	619	571
Other	2,369	2,248
Total noninterest expense	19,598	19,215
Income Before Provision for Taxes	11,307	10,408
Provision for Taxes on Income	4,497	4,192
Net Income	$6,810	$6,216
Net Income per common share
Basic	$0.42	$0.39
Diluted	$0.42	$0.39
Shares on which net income per common share were based
Basic	16,051,406	16,035,581
Diluted	16,053,426	16,040,865
 See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2015 and 2014

	Year Ended December 31,
(In thousands)	2015	2014
Net Income	$6,810	$6,216

Unrealized holdings (losses) gains on securities	(265)	18
Unrealized gains (losses) on unrecognized post retirement costs	224	(113)
Other comprehensive loss, before tax	(41)	(95)
Tax benefit (expense) related to securities	106	(7)
Tax (expense) benefit related to unrecognized post retirement costs	(92)	46
Total other comprehensive loss, net of tax	(27)	(56)
Comprehensive income	$6,783	$6,160
See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2015 and 2014

	Common stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2014	14,799,888	$45,778	$30,884	$(119)	$76,543
Other comprehensive loss				(56)	(56)
Common stock dividends	601,276	3,370	(3,370)		—
Common stock issuance	23,922	95			95
Stock-based compensation expense		28			28
Net Income			6,216		6,216
Balance December 31, 2014	15,425,086	$49,271	$33,730	$(175)	$82,826
Other comprehensive loss				(27)	(27)
Common stock dividends	626,320	3,275	(3,275)		—
Stock-based compensation expense		26			26
Net Income			6,810		6,810
Balance December 31, 2015	16,051,406	$52,572	$37,265	$(202)	$89,635
See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2015 and 2014

(In thousands)	December 31, 2015	December 31, 2014
Cash Flows From Operating Activities:
Net Income	$6,810	$6,216
Adjustments to reconcile net income to cash provided by operating activities:
Recovery of provision for credit losses	(41)	(845)
Depreciation and amortization	1,462	1,390
Amortization of investment securities	266	263
Accretion of investment securities	(44)	(33)
Increase in accrued interest receivable	(293)	(283)
Decrease in accrued interest payable	(11)	(4)
(Decrease) increase in unearned fees	(382)	20
Decrease in income taxes payable	(229)	(398)
Stock-based compensation expense	26	28
Provision for deferred income taxes	1,640	4,816
Increase (decrease) in accounts payable and accrued liabilities	29	(1,113)
Loss (gain) on sale of investment in limited partnership	23	(691)
Gain on sale of other real estate owned	(16)	(114)
Impairment loss on other real estate owned	188	—
(Gain) loss on fair value option of financial liabilities	73	102
Gain on redemption of junior subordinated debentures	(78)	—
Increase in surrender value of life insurance	(519)	(514)
Loss on tax credit limited partnership interest	73	39
Gain on sale of premises and equipment	(10)	(25)
Amortization of intangibles	—	62
Net decrease in other assets	297	86
Net cash provided by operating activities	9,264	9,002
Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	(6)	(7)
Purchase of correspondent bank stock	(147)	(97)
Maturities and calls on available-for-sale securities	11,000	—
Principal payments on available-for-sale securities	5,922	5,295
Purchases of available-for-sale securities	—	(10,192)
Purchase of bank-owned life insurance/company-owned life insurance	(220)	—
Proceeds from sales of available-for-sale securities	—	—
Net increase in loans	(58,642)	(60,282)
Cash proceeds from sales of other real estate owned	1,192	1,308
Cash proceeds from sale of other investment	—	1,253
Cash proceeds from sales of premises and equipment	23	—
Capital expenditures for premises and equipment	(725)	(768)
Investment in limited partnership	(119)	(126)
Net cash used in investing activities	(41,722)	(63,616)
Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	65,418	28,225
Net decrease in certificates of deposit	(8,986)	(5,341)
Proceeds from exercise of stock options	—	95
Redemption of junior subordinated debentures	(1,800)	—
Net cash provided by (used in) financing activities	54,632	22,979
Net increase (decrease) in cash and cash equivalents	22,174	(31,635)
Cash and cash equivalents at beginning of year	103,577	135,212
Cash and cash equivalents at end of year	$125,751	$103,577
See notes to consolidated statements

Notes to Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

1.	Organization and Summary of Significant Accounting and Reporting Policies

Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking industry. The consolidated financial statements include the accounts of United Security Bancshares, and its wholly owned subsidiaries, United Security Bank and subsidiary (the “Bank”) and USB Capital Trust II (the "Trust:). The Trust is deconsolidated pursuant to ASC 810. As a result, the Trust Preferred Securities are not presented on the Company’s consolidated financial statements as equity, but instead they are presented as Junior Subordinated Debentures are presented as a separate liability category. (see Note 8 to the Company’s consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, (including the Bank). United Security Bancshares operates as one business segment providing banking services to commercial establishments and individuals primarily in the San Joaquin Valley of California.

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

During July 2007 the Company formed USB Capital Trust II and issued $15.0 million in Trust Preferred Securities with terms similar to those originally issued under USB Capital Trust I.  During 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of December 31, 2015. (See Note 8. “Junior Subordinated Debt/Trust Preferred Securities”).

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

Significant Accounting Policies - The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as “FASB.” FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure the consistent reporting of its consolidated financial condition, consolidated results of operations, and consolidated cash flows. References to GAAP issued by FASB in these footnotes are to FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. The following is a summary of significant policies:

a.
Cash and cash equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. At times throughout the year, balances can exceed FDIC insurance limits. Generally, federal funds sold and repurchase agreements are sold for one-day periods. The Bank did not have any repurchase agreements during 2015 or 2014, or at December 31, 2015 and 2014. All cash and cash equivalents have maturities when purchased of three months or less.

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

c.
Loans - Interest income on loans is credited to income as earned and is calculated by using the simple interest method on the daily balance of the principal amounts outstanding.  Loans are placed on non-accrual status when principal or interest is past due for 90 days and/or when management believes the collection of amounts due is doubtful.  For loans placed on nonaccrual status, the accrued and unpaid interest receivable may be reversed at management's discretion based upon management's assessment of collectability, and interest is thereafter credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan.

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

The formula allowance is calculated by applying loss factors to outstanding loans. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors, including economic factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. Those factors include 1) trends in delinquent and nonaccrual loans, 2) trends in loan volume and terms, 3) effects of changes in lending policies, 4) concentrations of credit, 5) competition, 6) national and local economic trends and conditions, 7) experience of lending staff, 8) loan review and Board of Directors oversight, 9) high balance loan concentrations, and 10) other business conditions. For purposes of this analysis, loans are grouped by internal risk classifications, which are “pass," “special mention,” “substandard,” “doubtful,” and “loss." Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans.

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

g.
Intangible Assets and Goodwill - Intangible assets are comprised of core deposit intangibles, other specific identifiable intangibles, and goodwill acquired in branch acquisitions where the consideration given exceeded the fair value of the net assets acquired. Intangible assets and goodwill are reviewed at least annually for impairment. All core deposit intangibles related to previous mergers have been fully amortized. During 2015 and 2014, the Company recognized no impairment losses on the core deposit intangible related to the deposits purchased in the Legacy merger consummated during February 2007. The Company estimates no aggregate amortization expense related to intangible assets for the next five years.

Goodwill amounts resulting from the acquisitions of Taft National Bank during April 2004, and Legacy Bank during February 2007 are considered to have an indefinite life and are not amortized. At December 31, 2015, goodwill related to Taft National Bank totaled $1.6 million, and goodwill related to Legacy Bank totaled $2.9 million. Impairment testing of goodwill is performed at the reporting level during April of each year for Taft, and during March of each year for Legacy. During 2015 and 2014, the Company did not recognize impairment adjustments on the goodwill related to the Legacy or Taft Bank mergers (see Note 19 to the Company’s consolidated financial statements contained herein for details of the goodwill impairment.)

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

l.	Advertising Costs - The Company expenses marketing costs as they are incurred. Advertising expense was $127,000 and $123,000 for the years ended December 31, 2015 and 2014, respectively.

m.
Stock Based Compensation - The Company has a stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for all share-based payments to employees, including grants of employee stock options and restricted stock units and awards, to be recognized in the financial statements based on the grant date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period). Included in salaries and employee benefits for the years ended December 31, 2015 and 2014 are $26,000 and $28,000, respectively, of share-based compensation. The related tax benefit, recorded in the provision for income taxes, was not significant.  All share data contained within the financial statements has been retroactively restated for stock based transactions (i.e. stock splits and stock dividends.)

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

o.
Comprehensive Income - Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items recorded directly to equity, such as unrealized gains and losses on securities available-for-sale and unrecognized costs of salary continuation defined benefit plans. Comprehensive income is presented in the Consolidated Statements of Other Comprehensive Income.

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

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01 Financial Instruments-Overall: Recognition and Measurements of Financial Assets and Financial Liabilities. This ASU requires equity investments to be measured at fair value, with changes in fair value recognized in net income. The amendment also simplifies the impairment assessment of equity investments for which fair value is not readily determinable by requiring an entity to perform a qualitative assessment to identify impairment. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods therein. The Company does not expect any impact on the Company's consolidated financial statements resulting from the adoption of the update.

r.
Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to the classifications used in 2015. None of the reclassifications had an impact on equity or net income.

2.	Investment Securities

Following is a comparison of the amortized cost and approximate fair value of investment securities at December 31, 2015 and December 31, 2014:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2015
Securities available for sale:
U.S. Government agencies	$9,778	$453	(108)	$10,123
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	16,835	175	(52)	16,958
Mutual Funds	4,000	—	(188)	3,812
Total securities available for sale	$30,613	$628	$(348)	$30,893
December 31, 2014
Securities available for sale:
U.S. Government agencies	$12,097	$399	$—	$12,496
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	31,659	336	(13)	31,982
Mutual Funds	4,000	—	(177)	3,823
Total securities available for sale	$47,756	$735	$(190)	$48,301

There were no sales of securities and no gross realized losses on available-for-sale securities and no gross gains during the years ended December 31, 2015 and 2014.

The amortized cost and fair value of securities available for sale at December 31, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns.

	December 31, 2015
	Amortized Cost	Fair Value (Carrying Amount)
(In thousands)
Due in one year or less	$4,000	$3,812
Due after one year through five years	13	13
Due after five years through ten years	1,025	1,043
Due after ten years	8,740	9,067
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	16,835	16,958
	$30,613	$30,893
At December 31, 2015 and 2014, available-for-sale securities with an amortized cost of approximately $16,253,074 and $20,865,000 (fair value of $16,670,290 and $21,503,000) were pledged as collateral for FHLB borrowings and public funds balances, respectively.

The Company had no held-to-maturity or trading securities at December 31, 2015 and 2014.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities at December 31, 2015 and 2014:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
December 31, 2015
Securities available for sale:
U.S. Government agencies	$79	$(108)	$—	$—	$79	$(108)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	9,913	(52)	—	—	9,913	(52)
Mutual Funds	—	—	3,812	(188)	3,812	(188)
Total impaired securities	$9,992	$(160)	$3,812	$(188)	$13,804	$(348)
December 31, 2014
Securities available for sale:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	6,478	(13)	—	—	6,478	(13)
Mutual Funds	—	—	3,823	(177)	3,823	(177)
Total impaired securities	$6,478	$(13)	$3,823	$(177)	$10,301	$(190)

Temporarily impaired securities at December 31, 2015, were comprised of one U.S. Government agency security, five U.S. Government sponsored entities & agencies collateralized by mortgage obligations and one mutual fund with and undefined maturity date. Temporarily impaired securities at December 31, 2014, were comprised of four U.S. Government sponsored entities & agencies collateralized by mortgage obligations and one mutual fund, with an undefined maturity date.

The Company evaluates investment securities for other-than-temporary impairment (“OTTI”) at least quarterly, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities of high credit quality are generally evaluated for OTTI under ASC Topic 320-10, “Investments – Debt and Equity Instruments.” Certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, are evaluated under ASC Topic 325-40, "Beneficial Interest in Securitized Financial Assets."

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

At December 31, 2015, the decline in market value of the impaired mutual fund and U.S. government agency security is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities, and it is not more likely than not that it will be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015.

3. Loans

Loans are comprised of the following:

In thousands)	December 31, 2015	December 31, 2014

Commercial and Business loans	$54,503	$60,422
Government Program Loans	1,323	1,947
Total Commercial and Industrial	55,826	62,369
Real estate – Mortgage:
Commercial Real Estate	182,554	154,672
Residential Mortgages	68,811	59,095
Home Improvement and Home Equity loans	867	1,110
Total Real Estate Mortgage	252,232	214,877
Real Estate Construction and Development	130,596	137,158
Agricultural	52,137	31,713
Installment	24,527	11,802
Total Loans	$515,318	$457,919

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 10.8% of total loans at December 31, 2015, and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide, working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower.

Real estate mortgage loans, representing 48.9% of total loans at December 31, 2015, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

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

•
Residential mortgage loans are provided to individuals to finance or refinance single-family residences. Residential mortgages are not a primary business line offered by the Company, and a majority are conventional mortgages that were purchased as a pool. Most residential mortgages originated by the Company are of a shorter term than conventional mortgages, with maturities ranging from three to fifteen years on average.

•
Home Improvement and Home Equity loans comprise a relatively small portion of total real estate mortgage loans, and are offered to borrowers for the purpose of home improvements, although the proceeds may be used for other purposes. Home equity loans are generally secured by junior trust deeds, but may be secured by 1st trust deeds.

Real estate construction and development loans, representing 25.3% of total loans at December 31, 2015, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 10.1% of total loans at December 31, 2015, and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans represent 4.9% of total loans at December 31, 2015 and generally consist of loans to individuals for household, family and other personal expenditures such as credit cards, automobiles or other consumer items.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2015 and 2014, these financial instruments include commitments to extend credit of $107,084,000 and $105,434,000, respectively, and standby letters of credit of $3,295,000 and $3,800,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

	December 31,
(In thousands)	2015	2014
Aggregate amount outstanding, beginning of year	$2,120	$2,916
New loans or advances during year	3,946	796
Repayments during year	(2,312)	(1,592)
Aggregate amount outstanding, end of year	$3,754	$2,120
Loan commitments	$7,431	$3,761

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at December 31, 2015 (in thousands):

December 31, 2015	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$—	$—	$—	$54,503	$54,503	$—
Government Program Loans	13	—	—	13	1,310	1,323	—
Total Commercial and Industrial	13	—	—	13	55,813	55,826	—
Commercial Real Estate Loans	721	—	—	721	181,833	182,554	—
Residential Mortgages	62	392	—	454	68,357	68,811	—
Home Improvement and Home Equity Loans	—	39	—	39	828	867	—
Total Real Estate Mortgage	783	431	—	1,214	251,018	252,232	—
Real Estate Construction and Development Loans	—	706	—	706	129,890	130,596	—
Agricultural Loans	—	—	—	—	52,137	52,137	—
Consumer Loans	—	650	—	650	23,657	24,307	—
Overdraft protection Lines	—	—	—	—	61	61	—
Overdrafts	—	—	—	—	159	159	—
Total Installment	—	650	—	650	23,877	24,527	—
Total Loans	$796	$1,787	$—	$2,583	$512,735	$515,318	$—

The following is a summary of delinquent loans at December 31, 2014 (in thousands):

December 31, 2014	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$962	$—	$—	$962	$59,460	$60,422	$—
Government Program Loans	445	—	—	445	1,502	1,947	—
Total Commercial and Industrial	1,407	—	—	1,407	60,962	62,369	—
Commercial Real Estate Loans	463	—	0	463	154,209	154,672	—
Residential Mortgages	—	90	162	252	58,843	59,095	—
Home Improvement and Home Equity Loans	43	—	42	85	1,025	1,110	—
Total Real Estate Mortgage	506	90	204	800	214,077	214,877	—
Real Estate Construction and Development Loans	—	—	—	—	137,158	137,158	—
Agricultural Loans	—	—	—	—	31,713	31,713	—
Consumer Loans	67	—	—	67	11,428	11,495	—
Overdraft protection Lines	—	—	—	—	92	92	—
Overdrafts	—	—	—	—	215	215	—
Total Installment	67	—	—	67	11,735	11,802	—
Total Loans	$1,980	$90	$204	$2,274	$455,645	$457,919	$—

Nonaccrual Loans

Commercial, construction and commercial real estate loans are placed on non-accrual status under the following circumstances:

-	When there is doubt regarding the full repayment of interest and principal.

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

Nonaccrual loans totaled $8,193,000 and $9,935,000 at December 31, 2015 and 2014, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at December 31, 2015 and 2014.

The following is a summary of nonaccrual loan balances at December 31, 2015 and 2014 (in thousands).

	December 31, 2015	December 31, 2014
Commercial and Business Loans	$—	$12
Government Program Loans	328	421
Total Commercial and Industrial	328	433
Commercial Real Estate Loans	1,243	3,145
Residential Mortgages	392	1,174
Home Improvement and Home Equity Loans	—	42
Total Real Estate Mortgage	1,635	4,361

Real Estate Construction and Development Loans	5,580	5,141
Agricultural Loans	—	—

Consumer Loans	650	—
Total Installment	650	—
Total Loans	$8,193	$9,935

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

The following is a summary of impaired loans at December 31, 2015 (in thousands).

December 31, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$4,855	$541	$4,333	$4,874	$530	$2,537	$302
Government Program Loans	327	327	—	327	—	358	29
Total Commercial and Industrial	5,182	868	4,333	5,201	530	2,895	331

Commercial Real Estate Loans	1,243	—	1,243	1,243	477	1,618	74
Residential Mortgages	4,032	1,051	2,999	4,050	158	4,092	185
Home Improvement and Home Equity Loans	—	—	—	—	—	11	—
Total Real Estate Mortgage	5,275	1,051	4,242	5,293	635	5,721	259

Real Estate Construction and Development Loans	12,489	5,340	7,179	12,519	1,282	7,781	820
Agricultural Loans	16	16	—	16	—	22	9

Consumer Loans	650	—	650	650	650	1,043	21
Total Installment	650	—	650	650	650	1,043	21
Total Impaired Loans	$23,612	$7,275	$16,404	$23,679	$3,097	$17,462	$1,440

(1) The recorded investment in loans includes accrued interest receivable of $67,000.
(2) Information is based on the twelve month period ended December 31, 2015.

The following is a summary of impaired loans at December 31, 2014 (in thousands).

December 31, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$996	$770	$230	$1,000	$64	$847	$76
Government Program Loans	421	421	—	421	—	250	28
Total Commercial and Industrial	1,417	1,191	230	1,421	64	1,097	104

Commercial Real Estate Loans	3,145	1,794	1,351	3,145	478	5,765	244
Residential Mortgages	4,315	1,474	2,852	4,326	170	4,564	188
Home Improvement and Home Equity Loans	42	42	—	42	—	11	3
Total Real Estate Mortgage	7,502	3,310	4,203	7,513	648	10,340	435

Real Estate Construction and Development Loans	6,367	6,371	—	6,371	—	3,362	209
Agricultural Loans	32	32	—	32	—	37	9

Consumer Loans	695	655	45	700	3	209	37
Total Installment	695	655	45	700	3	209	37
Total Impaired Loans	$16,013	$11,559	$4,478	$16,037	$715	$15,045	$794

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

The following tables illustrate TDR activity for the periods indicated (dollars in thousands):

	Twelve Months Ended December 31, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	1	$81	$76	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	1	258	248	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	1	6,446	6,446	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Total Loans	3	$6,785	$6,770	—	$—

	Twelve Months Ended December 31, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	5	$456	$437	1	$—
Government Program Loans	1	544	539	2	421
Commercial Real Estate Term Loans	2	1,948	1,362	—	—
Single Family Residential Loans	—	—	—	3	656
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	2	5,665	5,548	2	394
Agricultural Loans	—	—	—	—	—
Consumer Loans	1	630	650	—	—
Overdraft protection Lines	—	—	—	—	—
Total Loans	11	$9,243	$8,536	8	$1,471

The following tables summarize TDR activity by loan category for the years ended December 31, 2015 and 2014 (in thousands).

Twelve Months Ended December 31, 2015	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	Real Estate Construction and Development	Agricultural	Installment & Other	Total
Beginning balance	$1,306	$2,713	$4,225	$—	$6,029	$32	$695	$15,000

Defaults	—	—	—	—	—	—	—	—
Additions	81	—	258	—	6,446	—	—	6,785

Principal advances (reductions)	(489)	(1,470)	(950)	—	(307)	(16)	(45)	(3,277)

Ending balance	$898	$1,243	$3,533	$—	$12,168	$16	$650	$18,508

Allowance for loan loss	$32	$477	$149	$—	$384	$—	$650	$1,692

Twelve Months Ended December 31, 2014	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	Real Estate Construction and Development	Agricultural	Installment & Other	Total
Beginning balance	$675	$1,468	$5,273	$—	$1,551	$44	$48	$9,059

Defaults	(421)	—	(656)	—	(394)	—	—	(1,471)
Additions	1,000	1,948	—	—	5,665	—	630	9,243

Principal reductions	52	(703)	(392)	—	(793)	(12)	17	(1,831)

Ending balance	$1,306	$2,713	$4,225	$—	$6,029	$32	$695	$15,000

Allowance for loan loss	$64	$478	$170	$—	$—	$—	$3	$715

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At December 31, 2015, the Company had 29 restructured loans totaling $18,508,000, as compared to 33 restructured loans totaling $15,000,000 at December 31, 2014. The Company had unfunded commitments standing for TDRS of $454,000 at December 31, 2015 and none at December 31, 2014.

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

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for December 31, 2015 and 2014. The Company did not carry any loans graded as loss at December 31, 2015 or December 31, 2014.

	Commercial and Industrial	Commercial RE	Real Estate Construction and Development	Agricultural	Total
December 31, 2015
(In thousands)
Grades 1 and 2	$519	$—	$—	$50	$569
Grade 3	5,008	5,964	—	—	10,972
Grades 4 and 5 – pass	44,341	173,731	103,607	52,087	373,766
Grade 6 – special mention	946	1,616	—	—	2,562
Grade 7 – substandard	5,012	1,243	26,989	—	33,244
Grade 8 – doubtful	—	—	—	—	—
Total	$55,826	$182,554	$130,596	$52,137	$421,113

	Commercial and Industrial	Commercial RE	Real Estate Construction and Development	Agricultural	Total
December 31, 2014
(In thousands)
Grades 1and 2	$591	$—	$—	$—	$591
Grade 3	2,012	4,808	775	—	7,595
Grades 4 and 5 – pass	58,179	144,230	114,766	31,600	348,775
Grade 6 – special mention	342	1,095	—	113	1,550
Grade 7 – substandard	1,245	4,539	21,617	—	27,401
Grade 8 – doubtful	—	—	—	—	—
Total	$62,369	$154,672	$137,158	$31,713	$385,912

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.
The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for December 31, 2015 and 2014 (in thousands).

	December 31, 2015				December 31, 2014
	Residential Mortgages	Home Improvement and Home Equity	Installment	Total	Residential Mortgages	Home Improvement and Home Equity	Installment	Total

Not graded	$47,135	$839	$23,213	$71,187	$38,207	$1,038	$10,287	$49,532
Pass	19,466	28	664	20,158	17,887	30	865	18,782
Special Mention	—	—	—	—	216	—	—	216
Substandard	2,210	—	650	2,860	2,785	42	650	3,477
Total	$68,811	$867	$24,527	$94,205	$59,095	$1,110	$11,802	$72,007

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

The following summarizes the activity in the allowance for credit losses by loan category for the years ended December 31, 2015 and 2014 (in thousands).

December 31, 2015	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction and Development Loans	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total

Beginning balance	$1,218	$1,653	$6,278	$482	$293	$—	$847	$10,771
Provision for credit losses	1,201	(369)	(1,709)	173	1,422	—	(759)	(41)

Charge-offs	(1,397)	—	—	—	(467)	—	(22)	(1,886)
Recoveries	630	165	60	—	10	—	4	869
Net recoveries(charge-offs)	(767)	165	60	—	(457)	—	(18)	(1,017)

Ending balance	$1,652	$1,449	$4,629	$655	$1,258	$—	$70	$9,713
Period-end amount allocated to:
Loans individually evaluated for impairment	530	635	1,282	—	650	—	—	3,097
Loans collectively evaluated for impairment	1,122	814	3,347	655	608	—	70	6,616
Ending balance	$1,652	$1,449	$4,629	$655	$1,258	$—	$70	$9,713

December 31, 2014	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction and Development Loans	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total

Beginning balance	$2,340	$1,862	$5,533	$583	$275	$—	$395	$10,988
Provision for credit losses	(1,129)	(89)	97	(106)	(40)	(46)	468	(845)

Charge-offs	(318)	(140)	(60)	—	—	—	(16)	(534)
Recoveries	325	20	708	5	58	46	—	1,162
Net recoveries (charge-offs)	7	(120)	648	5	58	46	(16)	628

Ending balance	$1,218	$1,653	$6,278	$482	$293	$—	$847	$10,771
Period-end amount allocated to:
Loans individually evaluated for impairment	64	648	—	—	3	—	—	715
Loans collectively evaluated for impairment	1,154	1,005	6,278	482	290	—	847	10,056
Ending balance	$1,218	$1,653	$6,278	$482	$293	$—	$847	$10,771

The following summarizes information with respect to the loan balances at December 31, 2015 and 2014.

	December 31, 2015			December 31, 2014
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(In thousands)
Commercial and Business Loans	$4,874	$49,629	$54,503	$1,000	$59,422	$60,422
Government Program Loans	327	996	1,323	421	1,526	1,947
Total Commercial and Industrial	5,201	50,625	55,826	1,421	60,948	62,369

Commercial Real Estate Loans	1,243	181,311	182,554	3,145	151,527	154,672
Residential Mortgage Loans	4,050	64,761	68,811	4,326	54,769	59,095
Home Improvement and Home Equity Loans	—	867	867	42	1,068	1,110
Total Real Estate Mortgage	5,293	246,939	252,232	7,513	207,364	214,877

Real Estate Construction and Development Loans	12,519	118,077	130,596	6,371	130,787	137,158

Agricultural Loans	16	52,121	52,137	32	31,681	31,713

Installment Loans	650	23,877	24,527	700	11,102	11,802

Total Loans	$23,679	$491,639	$515,318	$16,037	$441,882	$457,919

4.	Premises and Equipment

The components of premises and equipment are as follows:

(In thousands)	December 31, 2015	December 31, 2014
Land	$968	$968
Buildings and improvements	14,791	14,731
Furniture and equipment	8,496	11,713
	24,255	27,412
Less accumulated depreciation and amortization	(13,455)	(15,862)
Total premises and equipment	$10,800	$11,550

Total depreciation expense on Company premises and equipment totaled $1,462,000 and $1,390,000 for the years ended December 31, 2015 and 2014, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations.

5.	Investment in Limited Partnership

The Bank owns limited interests in private limited partnerships that acquire affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended. The Bank's limited partnership investment is accounted for under the equity method. The Bank's noninterest expense associated with the utilization and expiration of these tax credits for the years ended December 31, 2015 and 2014 was $73,000 and $39,000, respectively. These limited partnership investments are expected to generate tax credits of approximately $1.8 million over the life of the investment. The tax credits expired during 2015. No tax credits were available for income tax purposes for the years ended December 31, 2015 and 2014.

The Bank owns a 9.14% interest in a limited partnership which provides private capital for small to mid-sized businesses used to finance later stage growth, strategic acquisitions, ownership transitions, and recapitalizations, or mezzanine capital.  The

Company sold its $3,559,000 or 36% interest in a commercial real estate partnership in 2014 for a $691,000 gain on sale.  At December 31, 2015, the total investment in limited partnerships was $917,000. The Company realized a $23,000 loss on sale of investment during the year ended December 31, 2015 as a result of a final distribution on its investment in an economic development lending initiative.

6.	Deposits

Deposits include the following:

(In thousands)	December 31, 2015	December 31, 2014
Noninterest-bearing deposits	$262,168	$215,439
Interest-bearing deposits:
NOW and money market accounts	226,886	211,290
Savings accounts	63,592	60,499
Time deposits:
Under $250,000	58,122	65,844
$250,000 and over	11,037	12,301
Total interest-bearing deposits	359,637	349,934
Total deposits	$621,805	$565,373

At December 31, 2015, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands)	December 31, 2015
One year or less	$57,835
More than one year, but less than or equal to two years	9,305
More than two years, but less than or equal to three years	1,361
More than three years, but less than or equal to four years	371
More than four years, but less than or equal to five years	287
More than five years	—
$69,159

The Company may utilize brokered deposits as an additional source of funding. At December 31, 2015 and 2014, the Company held brokered time deposits totaling $8,546,000 and $11,480,000, respectively. All brokered time deposits are include in time deposits of less than $250,000. Included in brokered time deposits at December 31, 2015 are balances totaling $2,611,000 maturing in three months or less and $5,935,000 maturing in 3 months to a year.

Deposit balances representing overdrafts reclassified as loan balances totaled $158,000 and $215,000 as of December 31, 2015 and 2014, respectively.

Deposits of directors, officers and other related parties to the Bank totaled $13,746,000 and $8,658,000 at December 31, 2015 and 2014, respectively. The rates paid on these deposits were similar to those customarily paid to the Bank’s customers in the normal course of business.

7.	Short-term Borrowings/Other Borrowings

At December 31, 2015, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $302,456,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $2,854,000. At December 31, 2015, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000 and a Fed Funds line of $20,000,000 with Zions First National Bank. At December 31, 2015, and for the year then ended, the Company had no outstanding borrowing balances. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2015, $3,023,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $444,596,000 in real estate-secured loans were pledged at December 31, 2015, as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $302,456,000.

The Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $286,993,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $5,814,000 at December 31, 2014. At December 31, 2014, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2014, $6,106,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $406,358,000 in secured and unsecured loans were pledged at December 31, 2014, as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $286,993,000. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At December 31, 2014, and for the year then ended, the Company had no outstanding borrowing balances.

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

Effective September 30, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Company elected to defer interest payments on the Company’s $15.0 million of junior subordinated debentures relating to its trust preferred securities. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals were elected, the Company continued to record interest expense associated with the debentures. As of June 30, 2014, the Company ended the extension period, paid all accrued and unpaid interest, and is currently making quarterly interest payments. At December 31, 2015 and 2014, the Company had $50,000 and $58,000, respectively, in accrued and unpaid interest on the junior subordinated debt.

During August 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, in September 2015, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of December 31, 2015.

 At December 31, 2015, as with previous periods, the Company performed a fair value measurement analysis on its junior subordinated debt using a discounted cash flow valuation model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. Although there is little market data in the current relatively illiquid credit markets, we believe the 6.82% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions.

The fair value calculation performed resulted in a realized losses of $73,000 and $102,000 for the years ended December 31, 2015 and 2014, respectively. Fair value gains and losses are reflected as a component of noninterest income.

9.	Taxes on Income

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2015	2014
Deferred tax assets:
Credit losses not currently deductible	$4,489	$4,962
Deferred compensation	1,891	1,976
Net operating losses	459	1,653
Depreciation	338	346
Accrued reserves	73	54
Write-down on other real estate owned	534	404
Unrealized gain on AFS	147	133
Interest on nonaccrual loans	36	43
Capitalized OREO expenses	826	778
Other	2,196	2,973
Total deferred tax assets	10,989	13,322
Deferred tax liabilities:
State Tax	(1,281)	(1,681)
FHLB dividend	(65)	(53)
Loss on limited partnership investment	(1,286)	(1,077)
Deferred gain ASC 825 – fair value option	(1,890)	(2,425)
Fair value adjustments for purchase accounting	(139)	(139)
Deferred loan costs	(868)	(750)
Prepaid expenses	(232)	(344)
Total deferred tax liabilities	(5,761)	(6,469)
Net deferred tax assets	$5,228	$6,853

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. The Company did not record a valuation allowance at December 31, 2015 or December 31, 2014.

Income tax expense (benefit) for the years ended December 31, consist of the following:

(In thousands)
2015	Federal	State	Total
Current	$2,847	$10	$2,857
Deferred	465	1,175	1,640
	$3,312	$1,185	$4,497
2014
Current	$1,129	$(1,753)	$(624)
Deferred	1,994	2,822	4,816
	$3,123	$1,069	$4,192

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014
Statutory federal income tax rate	34.0%	34.0%
State franchise tax, net of federal income tax benefit	6.9	6.8
Other	(1.1)	(0.5)
	39.8%	40.3%

At December 31, 2015, the Company has no remaining federal net operating loss carry-forwards, and remaining state net operating loss carry-forwards totaling $15,790,000 which expire between 2016 and 2032. The Company anticipates that it will utilize the net operating loss carry-forwards expiring in 2016.

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

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. During 2014, the Company began the process to amend its state tax returns for the years 2009 through 2012 to file a combined report on a unitary basis with the Company and USB Investment Trust . The amended return for 2009 was filed during 2014 and the 2010 return was filed during 2015. The amended returns for 2011 and 2012 will be filed during 2016 once the FTB accepts the 2009 and 2010 amended returns.

The Company is not currently aware of any other tax jurisdictions where the Company or any subsidiary is subject to examination by federal, state, or local taxing authorities.

10.	Stock Based Compensation

Options and restricted stock units and awards have been granted to officers and key employees at an exercise price equal to estimated fair value at the date of grant as determined by the Board of Directors. All options, units, and awards granted are service awards, and as such are based solely upon fulfilling a requisite service period (the vesting period). On December 31, 2015, the Company had two stock based compensation plans.

In May 2005, the Company’s shareholders approved the adoption of the United Security Bancshares 2005 Stock Option Plan (2005 Plan). The 2005 Plan provides for the granting of up to 673,924 shares of authorized and unissued shares of common stock at option prices per share which must not be less than 100% of the fair value per share at the time each option is granted.

In May 2015, the Company adopted the United Security Bancshares 2015 Equity Incentive Award Plan (2015 Plan). The 2015 Plan provides for the granting of up to 721,211 shares of authorized and unissued shares of common stock in the form of stock options, restricted stock units, and restricted stock awards. The 2015 Plan requires that the exercise price may not be less than the fair value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.

The options granted (incentive stock options for employees and non-qualified stock options for Directors) have an exercise price at the prevailing market price on the date of grant. All options granted are exercisable 20% each year commencing one year after the date of grant and expire ten years after the date of grant.

Under the 2005 Plan, 115,927 granted shares are outstanding (115,927 incentive stock options and 0 nonqualified stock options) as of December 31, 2015, of which 94,145 are vested. No options were granted during the year ended December 31, 2015.

Under the 2015 Plan, 14,290 granted shares are outstanding as of December 31, 2015, of which none are vested.

A summary of the status of the Company's stock option plan and changes during the year are presented below:

	Shares	Weighted Average Exercise Price
Options outstanding December 31, 2014	148,326	$9.74
Granted during the year	—	—
Exercised during the year	—	—
Forfeited during the year	32,399	9.25
Options outstanding December 31, 2015	115,927	$9.39

A summary of the status of the Company's restricted stock and changes during the year are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested awards at December 31, 2014	—	$—
Granted during the year	14,290	5.39
Vested during the year	—	—
Canceled during the year	—	—
Non-vested awards at December 31, 2015	14,290	$5.39

Included in total outstanding options at December 31, 2015, are 94,145 exercisable shares at a weighted average price of $11.21, a weighted average remaining contract term of 1.25 years and intrinsic value of $16,000.

Included in salaries and employee benefits for the years ended December 31, 2015 and 2014, is $26,000 and $28,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to either year.

As of December 31, 2015 and 2014, there was $93,000 and $85,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 3.0 years. A total of 23,922 options were exercised during 2014, while 0 options were exercised during 2015.

	December 31, 2015	December 31, 2014
Weighted average grant-date fair value of stock options granted	$—	$3.33
Total fair value of stock options vested	$19,640	$31,440
Total intrinsic value of stock options exercised	$—	$39,711

For the year ended December 31, 2015, the Company granted 14,290 shares of restricted stock with a weighted average fair value of 5.39. As of December 31, 2015, there was $44,000 in unrecognized compensation expense related to restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 4.4 years.

The Bank determines fair value at grant date using the Black-Scholes-Merton pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividend yield and the risk-free interest rate over the expected life of the option.

The weighted average assumptions used in the pricing model are noted in the table below. The expected term of options and restricted shares granted is derived from management's experience, which is based upon historical data on employee exercise and post-vesting behavior. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the Bank's stock over a period commensurate with the expected term of the options. The Company believes that historical volatility is indicative of expectations about its future volatility over the expected term of the options.

The Bank expenses the fair value of the option on a straight-line basis over the vesting period for each separately vesting portion of the award. The Bank estimates forfeitures and only recognizes expense for those shares expected to vest. Based upon historical evidence, the Company has determined that because options are granted to a limited number of key employees rather than a broad segment of the employee base, expected forfeitures, if any, are not material. The Company granted 14,290 restricted stock units and 5,308 shares in incentive stock options during 2015 and 2014, respectively. The assumptions used for the 2015 and 2014 awards are as follows:

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Risk Free Interest Rate	1.25%	1.70%
Expected Dividend Yield	—%	—%
Expected Life in Years	10 years	5.5 years
Expected Price Volatility	64.01%	67.02%

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

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code.  All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire.  Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors.  Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 4% of the employees’ eligible annual compensation. Company contributions are immediately 100% vested at the time of contribution.  During 2015 and 2014, the Company made matching contributions of $240,000 and $239,000 to the 401(k) Plan, respectively.

Salary Continuation Plan

The Company has an unfunded, non-qualified Salary Continuation Plan for senior executive officers and certain other key officers of the Company, which provides additional compensation benefits upon retirement for a period of at least 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 to 32 years. In 2015, the Company entered into Salary Continuation agreements with three officers of the Bank. The Company purchased company owned life insurance (COLI) policies on the life of the officers in connection with the Salary Continuation agreements. Life insurance premium expense totaled $119,000 for the insurance policies purchased. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the Plan. The Company’s current benefit liability is determined based upon vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for high-quality investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which averages approximately 20 years. At December 31, 2015 and 2014, $3,909,000 and $3,953,000, respectively, had been accrued to date, based on a discounted cash flow using an average discount rate of 3.28% and 2.69%, respectively, and is included in other liabilities. In connection with the implementation of the Salary Continuation Plans, the Company purchased single premium universal life insurance policies on the life of each of the key employees covered under the Plan. The Company is the owner and beneficiary of these insurance policies. The cash surrender value of the policies was $6,095,000 and $5,826,000 at December 31, 2015 and 2014, respectively, and is included on the consolidated balance sheet in cash surrender value of life insurance. Income on these policies, net of expense, totaled approximately $268,000 and $1,405,000 for the years ended December 31, 2015 and 2014, respectively. Although the Plan is unfunded, the Company intends to utilize the proceeds of such policies to settle the Plan obligations. Under Internal Revenue Service regulations, the life insurance policies are the property of the Company and are available to satisfy the Company's general creditors.

Pursuant to the guidance contained in ASC Topic 715 “Compensation,” the Company is required to recognize in accumulated other comprehensive (loss) income, the amounts that have not yet been recognized as components of net periodic benefit costs. These unrecognized costs arise from changes in estimated interest rates used in the calculation of net liabilities under the plan.

As of December 31, 2015 and 2014, the Company had approximately $371,000 and $502,000, respectively in unrecognized net periodic benefit costs arising from changes in interest rates used in calculating the current post-retirement liability required under the plan. This amount represents the difference between the plan liabilities calculated under net present value calculations, and the net plan liabilities actually recorded on the Company’s books at December 31, 2015 and 2014.

Salary continuation expense is included in salaries and benefits expense, and totaled $193,000 and $143,000 for the years ended December 31, 2015 and 2014, respectively.

Officer Supplemental Life Insurance Plan

The Company owns single premium Bank-owned life insurance policies (BOLI) and Company owned life insurance policies (COLI) on certain officers with a portion of the death benefits available to the officers’ beneficiaries.  The BOLI and COLI initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The cash surrender value of these insurance policies totaled $12,242,000 and $11,891,000 at December 31, 2015 and 2014, and is included on the consolidated balance sheet in cash surrender value of life insurance. These policies resulted in a income, net of expense, of approximately $399,000 and $514,000 for the years ended December 31, 2015 and 2014, respectively.

12.	Commitments and Contingent Liabilities

Lease Commitments: The Company leases land and premises for its branch banking offices and administration facilities. The initial terms of these leases expire at various dates through 2025. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. The total expense on land and premises leased under operating leases was $782,000 and $718,000 during 2015 and 2014, respectively. Total rent expense for the years ended December 31, 2015 and 2014 included approximately $16,000 and $23,000 in reductions, respectively, related to adjustments made pursuant to ASC Topic 840, “Leases." The adjustments represent the difference between contractual rent amounts paid and rent amounts actually expensed under the straight-line method pursuant to ASC 840.

Future minimum rental commitments under existing non-cancelable leases as of December 31, 2015 are as follows:

(In thousands):
2016	$685
2017	654
2018	655
2019	478
2020	427
Thereafter	342
$3,241

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

	Contractual amount – December 31,
(In thousands)	2015	2014
Commitments to extend credit	$107,084	$105,434
Standby letters of credit	3,295	3,800

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from less than one month to approximately 3 years. At December 31, 2015, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $3,295,000.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

December 31, 2015
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$125,751	$125,751	$125,751	$—	$—
Interest-bearing deposits	1,528	1,528	—	1,528	—
Investment securities	30,893	30,893	3,812	27,081	—
Loans	505,663	503,047	—	—	503,047
Accrued interest receivable	2,220	2,220	—	2,220	—
Financial Liabilities:
Deposits:
Noninterest-bearing	262,168	262,168	262,168	—	—
NOW and money market	226,886	226,886	226,886	—	—
Savings	63,592	63,592	63,592	—	—
Time deposits	69,159	69,031	—	—	69,031
Total deposits	621,805	621,677	552,646	—	69,031
Junior subordinated debt	8,300	8,300	—	—	8,300
Accrued interest payable	29	29	—	29	—

December 31, 2014
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$103,577	$103,577	$103,577	$—	$—
Interest-bearing deposits	1,522	1,522	—	1,522	—
Investment securities	48,301	48,301	3,823	44,478	—
Loans	446,824	441,186	—	—	441,186
Accrued interest receivable	1,927	1,927	—	1,927	—
Financial Liabilities:
Deposits:
Noninterest-bearing	215,439	215,439	215,439	—	—
NOW and money market	211,290	211,290	211,290	—	—
Savings	60,499	60,499	60,499	—	—
Time deposits	78,145	78,239	—	—	78,239
Total deposits	565,373	565,467	487,228	—	78,239
Junior subordinated debt	10,115	10,115	—	—	10,115
Accrued interest payable	40	40	—	40	—

The Company performs fair value measurements on certain assets and liabilities as the result of the application of current accounting guidelines. Some fair value measurements, such as available-for-sale securities (AFS) and junior subordinated debt are performed on a recurring basis, while others, such as collateral dependent impaired loans, other real estate owned, goodwill and other intangibles, are performed on a nonrecurring basis.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2015 (in 000’s):

Description of Assets	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$10,123	$—	$10,123	$—
U.S Govt collateralized mortgage obligations	16,958	—	16,958	—
Mutual Funds	3,812	3,812	—	—
Total AFS securities	30,893	3,812	27,081	—
Impaired Loans (1):
Commercial and industrial	—	—	—	—
Real estate mortgage	—	—	—	—
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	—	—	—	—
Other real estate owned (1)	9,208	—	—	9,208
Total	$40,101	$3,812	$27,081	$9,208

Description of Liabilities	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$8,300	$—	$—	$8,300
Total	$8,300	$—	$—	$8,300

(1)Nonrecurring
(2)Recurring

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2014 (in 000’s):

Description of Assets	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$12,496	$—	$12,496	$—
U.S Govt collateralized mortgage obligations	31,982	—	31,982	—
Mutual Funds	3,823	3,823	—	—
Total AFS securities	48,301	3,823	44,478	—
Impaired Loans (1):
Commercial and industrial	—	—	—	—
Real estate mortgage	42	—	—	42
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	42	—	—	42
Other real estate owned (1)	—	—	—	—
Total	$48,343	$3,823	$44,478	$42

Description of Liabilities	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$10,115	$—	$—	$10,115
Total	$10,115	$—	$—	$10,115

(1)Nonrecurring
(2)Recurring

The Company recorded a $188,000 write-down on other real estate owned during the year ended December 31, 2015 and none for the same period ended 2014.

There were no transfers between levels of fair value hierarchy during 2015. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer.

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at December 31, 2015 and December 31, 2014 (in 000's).

December 31, 2015
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range, Weighted Average
Other Real Estate Owned
Other Real Estate Owned	$9,208	Market Approach	Adjustment for negotiated sales contract	2%

December 31, 2014
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range, Weighted Average
Impaired Loans:
Real estate mortgage	$42	Sales Comparison Approach	Adjustment for difference between comparable sales	1%-16%, 13.2%

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

Deposits – In accordance with authoritative accounting guidance, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at December 31, 2015 and 2014 (i.e. carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed under authoritative accounting guidance. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a discounted cash flows model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company used characteristics that market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the year ended December 31, 2015, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of theses inputs, due primarily to the current economic environment, require the junior subordinated debt to be classified as a Level 3 fair value.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-balance sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. The contract amounts of commitments to extend credit and standby letters of credit are disclosed in Note 12. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at December 31, 2015 and 2014.

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

The following tables provide a reconciliation of liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the period (in 000’s):

	December 31, 2015	December 31, 2014
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$10,115	$11,125
Total losses included in earnings	(73)	(102)
Canceled debt	(1,122)	—
Gain on redemption of liabilities	78	—
Capitalized interest	(698)	(908)
Ending balance	$8,300	$10,115
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(73)	$(102)

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2015 and 2014:

December 31, 2015				December 31, 2014
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Subordinated Debt	Discounted cash flow	Discount Rate	6.82%	Subordinated Debt	Discounted cash flow	Discount Rate	6.87%

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

Accordingly, reflecting the Company’s and the Bank’s improved financial condition and performance, as of November 19, 2014, the Bank and the Company have been relieved of all formal regulatory agreements. Some of the governance and procedures established by the Agreement and the Order remain in place, including submission of certain plans and reports to the Federal Reserve and DBO, the Bank’s obligation to maintain a 9.0% tangible shareholder’s equity ratio, and the requirement to seek approvals from the Federal Reserve and the DBO for either the Bank or the Company to pay dividends and for the Company to pay interest on its outstanding junior subordinated debt. While no assurances can be given as to future regulatory approvals, over the last seven quarters the DBO and the Federal Reserve have been approving the Bank's payment of dividends to the Company to cover the Company's tax payments, operating expenses, interest payments, and the Company's payment of quarterly interest on the junior subordinated debt.

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

In addition to the general capital adequacy guidelines, pursuant to the DBO’s MOU the Bank is required to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0%. For purposes of the MOU, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 12.9% and 13.4% at December 31, 2015 and 2014, respectively.

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

The following table shows the Company’s and the Bank’s regulatory capital and regulatory capital ratios at December 31, 2015 and 2014, as compared to the applicable capital adequacy guidelines:

					To Be Well Capitalized Under
	Actual		For Capital Adequacy Purposes		Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015 (Company):
Total Capital (to Risk Weighted Assets)	$100,659	16.65%	$48,358	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	93,073	15.40%	36,269	6.00%	N/A	N/A
Common Equity Tier 1 (to Risk Weighted Assets)	85,237	14.10%	27,201	4.50%	N/A	N/A
Tier 1 Leverage ( to Average Assets)	93,073	12.95%	28,747	4.00%	N/A	N/A
As of December 31, 2015 (Bank):
Total Capital (to Risk Weighted Assets)	$100,544	16.69%	$48,204	8.00%	$71,870	10.00%
Tier 1 Capital (to Risk Weighted Assets)	92,981	15.43%	36,153	6.00%	57,496	8.00%
Common Equity Tier 1 (to Risk Weighted Assets)	92,981	15.43%	27,115	4.50%	46,716	6.50%
Tier 1 Leverage ( to Average Assets)	92,981	12.94%	28,748	4.00%	35,935	5.00%
As of December 31, 2014 (Company):
Total Capital (to Risk Weighted Assets)	$91,935	17.29%	$42,536	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	85,234	16.03%	21,268	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	85,234	12.49%	27,295	4.00%	N/A	N/A
As of December 31, 2014 (Bank):
Total Capital (to Risk Weighted Assets)	$89,889	16.91%	$42,536	8.00%	$53,170	10.00%
Tier 1 Capital (to Risk Weighted Assets)	83,188	15.65%	21,268	4.00%	31,902	6.00%
Tier 1 Capital (to Average Assets)	83,188	12.25%	27,164	4.00%	33,955	5.00%

The Federal Reserve and the Federal Deposit Insurance Corporation approved final capital rules in July 2013 that substantially amend the existing capital rules for banks. These new rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (commonly referred to as “Basel III”) as well as requirements encompassed by the Dodd-Frank Act.
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
Under regulatory guidelines, the $15 million in Trust Preferred Securities issued by USB Capital Trust II in July of 2007 qualifies as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities qualifies as Tier 2 capital. As of December 31, 2015, the Company and the Bank meets all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends – Cash dividends, if any, paid to shareholders are paid by the Company, subject to restrictions set forth in the California Corporations Code and the terms of the Federal Reserve informal supervisory agreement. All dividends paid by the Company during 2015 and 2014 were in the form of stock dividends rather than cash dividends.

The primary source of funds with which cash dividends are paid to shareholders comes from cash dividends received by the Company from the Bank. The Bank’s ability to pay dividends is subject to the restrictions set forth in the California Financial Code and the informal agreements the Bank has entered into with the Federal Reserve and the DBO. Under the Financial Code, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the DBO, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. During the year ended December 31, 2015, the Bank’s cash dividends of $2,416,000 paid to the Company were approved by the Federal Reserve and the DBO and funded the Company’s operating costs, estimated tax payments, payments of interest on its junior subordinated debentures, and redemption of $3.0 million junior subordinated debt.

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

15.	Supplemental Cash Flow Disclosures

	Year Ended December 31,
(In thousands)	2015	2014
Cash paid during the period for:
Interest	$1,243	$2,462
Income Taxes	3,080	—
Noncash activities:
Loans transferred to foreclosed property	226	1,308
Sale of limited partnership interest financed	—	3,000
Unrealized (losses) gains on securities	(265)	18
Unrealized gains (losses) on unrecognized post retirement costs	224	(113)

16.	Common Stock Dividend

The Company declared one-percent (1)% common stock dividends during each of the four quarters ended December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015. All 1% stock dividends were considered “small stock dividends” resulting in a transfer between retained earnings and common stock an amount equal to the number of shares issued in the stock dividend multiplied by the stock’s closing price at the date of declaration. Other than for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

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

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation. (Weighted average shares have been adjusted to give retroactive recognition for the 1% stock dividend for each of the quarters since the third quarter ended September 30, 2008):

	Year Ended December 31,
(In thousands, except earnings per share data)	2015	2014
Net income available to common shareholders	$6,810	$6,216
Weighted average shares outstanding	16,051,406	16,035,581
Add: dilutive effect of stock options	2,020	5,284
Weighted average shares outstanding adjusted for potential dilution	16,053,426	16,040,865
Basic earnings per share	$0.42	$0.39
Diluted earnings per share	$0.42	$0.39
Anti-dilutive shares excluded from earnings per share calculation	124,000	142,000

18. Common Stock Repurchase Plan

On May 16, 2007, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to 813,111 shares of the Company's common stock on the open market or in privately negotiated transactions. The repurchase plan represents approximately 5.00% of the Company's currently outstanding common stock. The duration of the program is open-ended and the timing of purchases will depend on market conditions. As of December 31, 2015, there were 703,972 shares available for repurchase.

As a condition of the MOU entered into with the Federal Reserve Bank of San Francisco (FRB) on November 19, 2014, and the MOU entered into with the California Department of Business Oversight (DBO) on September 24, 2013, the Company may not repurchase any of its common stock without prior approval of the FRB and the DBO. The Company did not repurchase any common shares during the years ended December 31, 2015 and 2014.

19. Goodwill and Intangible Assets

At December 31, 2015, the Company had $4,488,000 of goodwill and no core deposit intangibles. The following table summarizes the carrying value of those assets at December 31, 2015 and 2014.

(In thousands)	December 31, 2015	December 31, 2014
Goodwill	$4,488	$4,488
Core deposit intangible assets	—	—
Total goodwill and intangible assets	$4,488	$4,488

Core deposit intangibles and other identified intangible assets are amortized over their useful lives, while goodwill is not amortized. The Company conducts periodic impairment analysis on goodwill and intangible assets and goodwill at least annually or more often as conditions require. The following table summarizes the amortization expense and impairment losses recorded on the Company’s intangible assets and goodwill for the years ended December 31, 2015 and 2014.

(In thousands)	December 31, 2015	December 31, 2014
Amortization expense - core deposit intangibles	$—	$62
Amortization expense - other intangibles	—	—
Total amortization expense	$—	$62
Impairment losses - core deposit intangibles	$—	$—
Impairment losses - goodwill	—	—
Total impairment losses	$—	$—

Goodwill: The largest component of goodwill is related to the Legacy merger (Campbell reporting unit) completed during February 2007 and totaled approximately $2.9 million at December 31, 2015. The Company completed a "Step 0" analysis for the Campbell reporting unit as of March 31, 2015 and March 31, 2014, with no goodwill impairment.

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
 Core Deposit Intangibles: The core deposit intangible asset, which totaled $3.0 million at the time of merger, is being amortized over an estimated life of approximately seven years. The Company recognized no amortization expense related to the Legacy operating unit during the year ended December 31, 2015. At December 31, 2015, there was no remaining carrying value of the core deposit intangible related to the Legacy Bank merger.

20. Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares – (parent only)
Balance Sheets - December 31, 2015 and 2014
(In thousands)	2015	2014
Assets
Cash and equivalents	$140	$224
Investment in bank subsidiary	97,379	93,170
Other assets	2,326	1,975
Total assets	99,845	95,369
Liabilities & Shareholders' Equity
Liabilities:
Junior subordinated debt securities (at fair value)	8,300	10,115
Deferred taxes	1,910	2,428
Total liabilities	10,210	12,543
Shareholders' Equity:
Common stock, no par value 20,000,000 shares authorized, 16,051,406 and 15,425,086 issued and outstanding, in 2015 and 2014	52,572	49,271
Retained earnings	37,265	33,730
Accumulated other comprehensive loss	(202)	(175)
Total shareholders' equity	89,635	82,826
Total liabilities and shareholders' equity	$99,845	$95,369

United Security Bancshares – (parent only)	Year ended December 31,
Income Statements
(In thousands)	2015	2014
Income
Loss on fair value of financial liability	$(73)	$(102)
Gain on redemption of JR subordinated debentures	78	—
Dividends from subsidiary	2,416	1,519
Total income	2,421	1,417
Expense
Interest expense	225	241
Other expense	256	101
Total expense	481	342
Income before taxes and equity in undistributed income of subsidiary	1,940	1,075
Income tax benefit	(196)	(182)
Undistributed income of subsidiary	4,674	4,959
Net Income	$6,810	$6,216

United Security Bancshares – (parent only)	Year ended December 31,
Statement of Cash Flows
(In thousands)	2015	2014
Cash Flows From Operating Activities
Net income	$6,810	$6,216
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income of subsidiary	(4,674)	(4,959)
Provision for deferred income taxes	(518)	(42)
Loss on fair value option of financial liability	73	102
Gain on redemption of junior subordinated debentures	(78)	—
Decrease (increase) in income tax receivable	117	(140)
Net change in other assets/liabilities	(14)	(1,114)
Net cash provided by operating activities	1,716	63
Cash Flows From Financing Activities
Proceeds from exercise of stock options	—	95
Redemption of junior subordinated debenture	(1,800)	—
Net cash provided by financing activities	(1,800)	95
Net (decrease) increase in cash and cash equivalents	(84)	158
Cash and cash equivalents at beginning of year	224	66
Cash and cash equivalents at end of year	$140	$224

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

Item 9A. Controls and Procedures

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in the Securities and Exchange Act Rule 13(a)-15(e). Based on that evaluation and the remediation of the material weaknesses in the Company’s internal control over financial reporting above under the caption “Management’s Report on Internal Control Over Financial Reporting” in Item 8 of this report ,” the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at December 31, 2015 to ensure that information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the Company’s Consolidated Financial Statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in this report.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting that occurred during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

  None

PART III

Item 10 – Directors, Executive Officers, and Corporate Governance

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Election of Directors and Executive Officers" and “Corporate Governance Principles and Board Matters” set forth in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders ("Proxy Statement").

Item 11 - Executive Compensation

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Executive Compensation" and “Director Compensation” set forth in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders ("Proxy Statement").

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Shareholdings of Certain Beneficial Owners and Management" set forth in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders ("Proxy Statement").

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Certain Transactions" and “Corporate Governance Principles” set forth in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders ("Proxy Statement").

Item 14 - Principal Accounting Fees and Services

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Independent Accountant Fees and Services" set forth in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders ("Proxy Statement").

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

(a)(3)           Exhibits

3.1	Articles of Incorporation of Registrant (1)

3.2	Bylaws of Registrant (1)

4.1	Specimen common stock certificate of United Security Bancshares (1)

10.1	Amended and Restated Executive Salary Continuation Agreement for Dennis Woods (3)

10.2	Amended and Restated Employment Agreement for Dennis R. Woods (3)

10.3	Amended and Restated Executive Salary Continuation Agreement for Kenneth Donahue (3)

10.4	Amended and Restated Change in Control Agreement for Kenneth Donahue (3)

10.5	Amended and Restated Executive Salary Continuation Agreement for David Eytcheson (3)

10.6	Amended and Restated Change in Control Agreement for David Eytcheson (3)

10.7	USB 2005 Stock Option Plan (4)

10.8	Stock Option Agreement for Dennis R. Woods dated February 6, 2006 (2)

10.9	Written Agreement between United Security Bancshares, United Security Bank, and the Federal Reserve Bank of San Francisco dated March 23, 2010 (5)

10.10	United Security Bancshares 2015 Equity Incentive Award Plan (6)

10.11	Amended and Restated Employment Agreement for Dennis R. Woods (filed herewith)

10.12	Amended and Restated Change in Control Agreement for Kenneth Donahue (filed herewith)

10.13	Amended and Restated Change in Control Agreement for David Eytcheson (filed herewith)

10.14	Executive Salary Continuation Agreement for Bhavneet Gill (filed herewith)

10.15	Change in Control Agreement for Bhavneet Gill (filed herewith)

10.16	Executive Salary Continuation Agreement for William Yarbenet (filed herewith)

10.17	Employment Agreement for William Yarbenet (filed herewith)

11.1	Computation of earnings per share.

See Note 19 to Consolidated Financial Statements and related documents set forth in “Item 8. Financial Statements and Supplementary Data” of this report are filed as part of this report.

21	Subsidiaries of the Company (filed herewith)

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer of United Security Bancshares pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1) Previously filed on April 4, 2001 as an exhibit to the Company’s filing on Form S-4 (file number 333-58256).
(2) Previously filed on November 7, 2006 as an exhibit to the Company’s filing on Form 10-Q/A for the period ended March 31, 2006 (file number 000-32897).
(3) Previously filed on March 17, 2007 as an exhibit to the Company’s filing on Form 10-K for the year ended December 31, 2007 (file number 000-32897).
(4) Previously filed on April 18, 2005 as Exhibit B to the Company's 2005 Schedule 14A Definitive Proxy (file number 000-32897).
(5) Previously filed on March 25, 2010 as an exhibit to the Company’s filing on Form 8-K (file number 000-32897).
(6) Previously filed on April 13, 2015 as Appendix A to the Company's 2015 Schedule 14A Definitive Proxy (file number 000-32897).

(b)           Exhibits filed:

See Exhibit Index under Item 15(a)(3) above for the list of exhibits required to be filed by Item 601 of regulation S-K with this report.

(c)           Financial statement schedules filed:

See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the year ended December 31, 2015 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 3rd day of March 2016.

United Security Bancshares

March 4, 2016	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

March 4, 2016	/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	March 4, 2016	/s/ Robert G. Bitter
Director

Date:	March 4, 2016	/s/ Stanley J. Cavalla
Director

Date:	March 4, 2016	/s/ Tom Ellithorpe
Director

Date:	March 4, 2016	/s/ Kenneth D. Newby
Director

Date:	March 4, 2016	/s/ Ronnie D. Miller
Director

Date:	March 4, 2016	/s/ Robert M. Mochizuki
Director

Date:	March 4, 2016	/s/ Walter Reinhard
Director

Date:	March 4, 2016	/s/ John Terzian
Director

Date:	March 4, 2016	/s/ Mike Woolf
Director