Form 10-Q
period 2016-03-31
UNITED SECURITY BANCSHARES
filed 2016-05-05
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of April 30, 2016: 16,051,406

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
March 31, 2016 and December 31, 2015

(in thousands except shares)	March 31, 2016	December 31, 2015
Assets
Cash and non-interest bearing deposits in other banks	$24,020	$29,733
Cash and due from Federal Reserve Bank	101,469	96,018
Cash and cash equivalents	125,489	125,751
Interest-bearing deposits in other banks	1,530	1,528
Investment securities available for sale (at fair value)	44,394	30,893
Loans	517,678	515,318
Unearned fees and unamortized loan origination costs, net	611	58
Allowance for credit losses	(9,718)	(9,713)
Net loans	508,571	505,663
Accrued interest receivable	2,741	2,220
Premises and equipment – net	10,666	10,800
Other real estate owned	12,207	12,873
Goodwill	4,488	4,488
Cash surrender value of life insurance	18,468	18,337
Investment in limited partnerships	1,012	917
Deferred tax assets - net	5,052	5,228
Other assets	7,173	6,946
Total assets	$741,791	$725,644

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$261,827	$262,168
Interest bearing	375,500	359,637
Total deposits	637,327	621,805

Accrued interest payable	33	29
Accounts payable and other liabilities	5,029	5,875
Junior subordinated debentures (at fair value)	7,948	8,300
Total liabilities	650,337	636,009

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 16,211,898 issued and outstanding at March 31, 2016, and 16,051,406 at December 31, 2015	53,366	52,572
Retained earnings	38,248	37,265
Accumulated other comprehensive loss	(160)	(202)
Total shareholders' equity	91,454	89,635
Total liabilities and shareholders' equity	$741,791	$725,644

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In thousands except shares and EPS)	2016	2015
Interest Income:
Loans, including fees	$6,631	$6,279
Investment securities – AFS – taxable	189	214
Interest on deposits in FRB	124	46
Interest on deposits in other banks	2	2
Total interest income	6,946	6,541
Interest Expense:
Interest on deposits	277	259
Interest on other borrowings	58	58
Total interest expense	335	317
Net Interest Income	6,611	6,224
(Recovery of Provision) Provision for Credit Losses	(22)	459
Net Interest Income after (Recovery of Provision) Provision for Credit Losses	6,633	5,765
Noninterest Income:
Customer service fees	926	833
Increase in cash surrender value of bank-owned life insurance	131	128
Gain (loss) on fair value of financial liability	358	(125)
Other	146	85
Total noninterest income	1,561	921
Noninterest Expense:
Salaries and employee benefits	2,590	2,431
Occupancy expense	1,097	940
Data processing	59	31
Professional fees	489	348
Regulatory assessments	256	246
Director fees	70	56
Correspondent bank service charges	20	19
Loss on California tax credit partnership	37	30
Net cost on operation of OREO	116	68
Other	566	539
Total noninterest expense	5,300	4,708
Income Before Provision for Taxes	2,894	1,978
Provision for Taxes on Income	1,125	750
Net Income	$1,769	$1,228

Net Income per common share
Basic	$0.11	$0.08
Diluted	$0.11	$0.08
Shares on which net income per common shares were based
Basic	16,211,898	16,211,898
Diluted	16,215,052	16,213,839

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net Income	$1,769	$1,228

Unrealized holdings gains on securities	59	120
Unrealized gains on unrecognized post-retirement costs	12	19
Other comprehensive income, before tax	71	139
Tax expense related to securities	(24)	(48)
Tax expense related to unrecognized post-retirement costs	(5)	(8)
Total other comprehensive income	42	83
Comprehensive income	$1,811	$1,311

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2014	15,425,086	$49,271	$33,730	$(175)	$82,826

Other comprehensive income				83	83
Common stock dividends	154,249	828	(828)		—
Stock-based compensation expense		7			7
Net income			1,228		1,228
Balance March 31, 2015	15,579,335	$50,106	$34,130	$(92)	$84,144

Other comprehensive loss				(110)	(110)
Common stock dividends	472,071	2,447	(2,447)		—
Stock-based compensation expense		19			19
Net income			5,582		5,582
Balance December 31, 2015	16,051,406	$52,572	$37,265	$(202)	$89,635

Other comprehensive income				42	42
Common stock dividends	160,492	786	(786)		—
Stock-based compensation expense		8			8
Net income			1,769		1,769
Balance March 31, 2016	16,211,898	$53,366	$38,248	$(160)	$91,454

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
(In thousands)	2016	2015
Cash Flows From Operating Activities:
Net Income	$1,769	$1,228
Adjustments to reconcile net income:to cash provided by operating activities:
(Recovery of provision) provision for credit losses	(22)	459
Depreciation and amortization	363	355
Amortization of investment securities	82	65
Accretion of investment securities	(10)	(6)
Increase in accrued interest receivable	(521)	(57)
Increase in accrued interest payable	4	2
Decrease in accounts payable and accrued liabilities	(843)	(1)
Increase in unearned fees	(553)	(639)
Decrease in income taxes receivable	768	801
Stock-based compensation expense	8	7
Benefit (provision) for deferred income taxes	147	(51)
Increase in cash surrender value of bank-owned life insurance	(131)	(128)
(Gain) loss on fair value option of financial liabilities	(358)	125
Loss on tax credit limited partnership interest	37	30
Net increase in other assets	(979)	(126)
Net cash (used in) provided by operating activities	(239)	2,064

Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	(2)	(1)
Purchase of correspondent bank stock	(1)	—
Purchases of available-for-sale securities	(14,940)	—
Principal payments of available-for-sale securities	1,426	1,464
Net increase in loans	(2,491)	(34,266)
Cash proceeds from sales of other real estate owned	824	—
Investment in limited partnership	(132)	(119)
Capital expenditures of premises and equipment	(229)	(136)
Net cash used in investing activities	(15,545)	(33,058)

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	11,561	13,414
Net increase (decrease) in time deposits	3,961	(519)
Net cash provided by financing activities	15,522	12,895

Net decrease in cash and cash equivalents	(262)	(18,099)
Cash and cash equivalents at beginning of period	125,751	103,577
Cash and cash equivalents at end of period	$125,489	$85,478

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

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the accounting policies reflected in the audited financial statements of the Company included in its 2015 Annual Report on Form 10-K. These interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal, recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole.

Recently Issued Accounting Standards:

In March 30, 2016 FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). The Board is issuing this Update as part of its Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this Update were identified through outreach for the Simplification Initiative, pre-agenda research for the Private Company Council, and the August 2014 Post-Implementation Review Report on FASB No. 123(R), Share-Based Payment. We are currently evaluating the impacts of this ASU on the consolidated financial statements.

In February 2016 FASB issued ASU 2016-02, Leases (Topic 842). The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification® and creating Topic 842, Leases. This Update, along with IFRS 16, Leases, are the results of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet that objective and improve financial reporting. We are currently evaluating the impacts of this ASU on the consolidated financial statements.

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01 Financial Instruments-Overall: Recognition and Measurements of Financial Assets and Financial Liabilities. This ASU requires equity investments to be measured at fair value, with changes in fair value recognized in net income. The amendment also simplifies the impairment assessment of equity investments for which fair value is not readily determinable by requiring an entity to perform a qualitative assessment to identify impairment. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods therein. We are currently evaluating the impacts of this ASU on the consolidated financial statements.

In September 2015, FASB issued ASU 2015-16, Business Combinations (Topic 805) -Simplifying the Accounting for Measurement-Period Adjustments. GAAP requires that during the amendment period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this Update eliminate the requirement to retrospectively account for those adjustments. These amendments in this Update are effective for fiscal years beginning after December 15, 2015. The Company does not expect any impact on the Company's consolidated financial statements resulting from the adoption of the update.

2.	Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of March 31, 2016 and December 31, 2015:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
March 31, 2016
Securities available for sale:
U.S. Government agencies	$14,003	$476	$(109)	$14,370
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	26,052	214	(96)	26,170
Mutual Funds	4,000	—	(146)	3,854
Total securities available for sale	$44,055	$690	$(351)	$44,394

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2015
Securities available for sale:
U.S. Government agencies	$9,778	$453	$(108)	$10,123
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	16,835	175	(52)	16,958
Mutual Funds	4,000	—	(188)	3,812
Total securities available for sale	$30,613	$628	$(348)	$30,893

The amortized cost and fair value of securities available for sale at March 31, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns. Mutual funds are included in the "due in one year or less" category below.

	March 31, 2016
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$4,009	$3,863
Due after one year through five years	—	—
Due after five years through ten years	963	980
Due after ten years	13,031	13,381
Collateralized mortgage obligations	26,052	26,170
	$44,055	$44,394

There were no realized gains or losses on sales of available-for-sale securities for the three month periods ended March 31, 2016 and March 31, 2015. There were no other-than-temporary impairment losses for the three month periods ended March 31, 2016 and March 31, 2015.

At March 31, 2016, available-for-sale securities with an amortized cost of approximately $15,281,300 (fair value of $15,770,640) were pledged as collateral for FHLB borrowings and public funds balances.

The Company had no held-to-maturity or trading securities at March 31, 2016 or December 31, 2015.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
March 31, 2016	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$1,980	$(8)	$76	$(101)	$2,056	$(109)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	11,655	(96)	—	—	11,655	(96)
Mutual Funds	—	—	3,854	(146)	3,854	(146)
Total impaired securities	$13,635	$(104)	$3,930	$(247)	$17,565	$(351)

December 31, 2015
Securities available for sale:
U.S. Government agencies	$79	$(108)	$—	$—	$79	$(108)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	9,913	(52)	—	—	9,913	(52)
Mutual Funds	—	—	3,812	(188)	3,812	(188)
Total impaired securities	$9,992	$(160)	$3,812	$(188)	$13,804	$(348)

Temporarily impaired securities at March 31, 2016, were comprised of one mutual fund, and two U.S. government agency securities, and four U.S. government sponsored entities and agencies collateralized by mortgage obligations.

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

At March 31, 2016, the decline in market value of the impaired mutual fund, the two U.S. government agency securities, and the two U.S. government sponsored entities and agencies collateralized by mortgage obligations is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities, and it is not more likely than not that it will be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2016.

3.	Loans

Loans are comprised of the following:

(in 000's)	March 31, 2016	December 31, 2015
Commercial and Business Loans	$57,012	$54,503
Government Program Loans	2,047	1,323
Total Commercial and Industrial	59,059	55,826
Real Estate – Mortgage:
Commercial Real Estate	178,322	182,554
Residential Mortgages	78,888	68,811
Home Improvement and Home Equity loans	778	867
Total Real Estate Mortgage	257,988	252,232
Real Estate Construction and Development	129,282	130,596
Agricultural	44,767	52,137
Installment	26,582	24,527
Total Loans	$517,678	$515,318

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 11.4% of total loans at March 31, 2016 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 49.8% of total loans at March 31, 2016, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower.

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

Real estate construction and development loans, representing 25.0% of total loans at March 31, 2016, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 8.6% of total loans at March 31, 2016 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans represent 5.1% of total loans at March 31, 2016 and generally consist of loans to individuals for household, family and other personal expenditures such as credit cards, automobiles or other consumer items.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At March 31, 2016 and December 31, 2015, these financial instruments include commitments to extend credit of $115,270,000 and $107,084,000, respectively, and standby letters of credit of $3,553,000 and $3,295,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at March 31, 2016 (in 000's):

March 31, 2016	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$—	$—	$—	$57,012	$57,012	$—
Government Program Loans	—	—	—	—	2,047	2,047	—
Total Commercial and Industrial	—	—	—	—	59,059	59,059	—
Commercial Real Estate Loans	—	708	—	708	177,614	178,322	—
Residential Mortgages	62	—	389	451	78,437	78,888	—
Home Improvement and Home Equity Loans	—	—	—	—	778	778	—
Total Real Estate Mortgage	62	708	389	1,159	256,829	257,988	—

Real Estate Construction and Development Loans	—	—	—	—	129,282	129,282	—
Agricultural Loans	—	—	—	—	44,767	44,767	—
Consumer Loans	—	—	—	—	26,332	26,332	—
Overdraft Protection Lines	—	—	—	—	55	55	—
Overdrafts	—	—	—	—	195	195	—
Total Installment	—	—	—	—	26,582	26,582	—
Total Loans	$62	$708	$389	$1,159	$516,519	$517,678	$—

The following is a summary of delinquent loans at December 31, 2015 (in 000's):

December 31, 2015	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$—	$—	$—	$54,503	$54,503	$—
Government Program Loans	13	—	—	13	1,310	1,323	—
Total Commercial and Industrial	13	—	—	13	55,813	55,826	—
Commercial Real Estate Loans	721	—	—	721	181,833	182,554	—
Residential Mortgages	62	392	—	454	68,357	68,811	—
Home Improvement and Home Equity Loans	—	39	—	39	828	867	—
Total Real Estate Mortgage	783	431	—	1,214	251,018	252,232	—
Real Estate Construction and Development Loans	—	706	—	706	129,890	130,596	—
Agricultural Loans	—	—	—	—	52,137	52,137	—
Consumer Loans	—	650	—	650	23,657	24,307	—
Overdraft Protection Lines	—	—	—	—	61	61	—
Overdrafts	—	—	—	—	159	159	—
Total Installment	—	650	—	650	23,877	24,527	—
Total Loans	$796	$1,787	$—	$2,583	$512,735	$515,318	$—

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

Nonaccrual loans totaled $8,353,000 and $8,193,000 at March 31, 2016 and December 31, 2015, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at March 31, 2016 or December 31, 2015.

The following is a summary of nonaccrual loan balances at March 31, 2016 and December 31, 2015 (in 000's).

	March 31, 2016	December 31, 2015
Commercial and Business Loans	$648	$—
Government Program Loans	307	328
Total Commercial and Industrial	955	328

Commercial Real Estate Loans	1,224	1,243
Residential Mortgages	389	392
Home Improvement and Home Equity Loans	—	—
Total Real Estate Mortgage	1,613	1,635

Real Estate Construction and Development Loans	4,808	5,580
Agricultural Loans	—	—

Consumer Loans	977	650
Overdraft Protection Lines	—	—
Overdrafts	—	—
Total Installment	977	650
Total Loans	$8,353	$8,193

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

The following is a summary of impaired loans at March 31, 2016 (in 000's).

March 31, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$5,471	$338	$5,152	$5,490	$1,181	$5,182	$89
Government Program Loans	407	307	101	408	11	368	8
Total Commercial and Industrial	5,878	645	5,253	5,898	1,192	5,550	97

Commercial Real Estate Loans	1,557	—	1,559	1,559	485	1,401	23
Residential Mortgages	3,173	932	2,249	3,181	114	3,616	34
Home Improvement and Home Equity Loans	—	—	—	—	—	—	—
Total Real Estate Mortgage	4,730	932	3,808	4,740	599	5,017	57

Real Estate Construction and Development Loans	11,632	11,661	—	11,661	596	12,090	184
Agricultural Loans	11	11	—	11	—	13	2

Consumer Loans	977	—	977	977	—	813	23
Overdraft Protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	977	—	977	977	—	813	23
Total Impaired Loans	$23,228	$13,249	$10,038	$23,287	$2,387	$23,483	$363

(1) The recorded investment in loans includes accrued interest receivable of $59,000.
(2) Information is based on the three month period ended March 31, 2016.

The following is a summary of impaired loans at December 31, 2015 (in 000's).

December 31, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$4,855	$541	$4,333	$4,874	$530	$2,537	$302
Government Program Loans	327	327	—	327	—	358	29
Total Commercial and Industrial	5,182	868	4,333	5,201	530	2,895	331

Commercial Real Estate Loans	1,243	—	1,243	1,243	477	1,618	74
Residential Mortgages	4,032	1,051	2,999	4,050	158	4,092	185
Home Improvement and Home Equity Loans	—	—	—	—	—	11	—
Total Real Estate Mortgage	5,275	1,051	4,242	5,293	635	5,721	259

Real Estate Construction and Development Loans	12,489	5,340	7,179	12,519	1,282	7,781	820
Agricultural Loans	16	16	—	16	—	22	9

Consumer Loans	650	—	650	650	650	1,043	21
Overdraft Protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	650	—	650	650	650	1,043	21
Total Impaired Loans	$23,612	$7,275	$16,404	$23,679	$3,097	$17,462	$1,440

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

The average recorded investment in impaired loans for the three months ended March 31, 2015 was $16,901,000. Interest income recognized on impaired loans for the three months ended March 31, 2015 was approximately $247,000. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $149,000 and $159,000 for the three months ended March 31, 2016 and 2015, respectively.

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

The following tables illustrates TDR activity for the periods indicated:

Three Months Ended March 31, 2016
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	3	$626	$523	—	$—
Government Program Loans	1	100	100	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	4	$726	$623	—	$—

Year Ended March 31, 2015
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	—	$—	$—	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	1	258	256	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	1	$258	$256	—	$—

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At March 31, 2016, the Company had 32 restructured loans totaling $18,591,000 as compared to 29 restructured loans totaling $18,508,000 at December 31, 2015.

The following tables summarize TDR activity by loan category for the three months ended March 31, 2016 and March 31, 2015 (in 000's).

Three Months Ended March 31, 2016	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$898	$1,243	$3,533	$—	$12,168	$16	$650	$18,508

Defaults	—	—	—	—	—	—	—	—
Additions	623	—	—	—	—	—	—	623

Principal additions (reductions)	214	314	(853)	—	(536)	(6)	327	(540)

Ending balance	$1,735	$1,557	$2,680	$—	$11,632	$10	$977	$18,591

Allowance for loan loss	$700	$485	$114	$—	$—	$—	$596	$1,895

Three Months Ended March 31, 2015	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$1,306	$2,713	$4,225	$—	$6,029	$32	$695	$15,000

Defaults	—	—	—	—	—	—	—	—
Additions	—	—	256	—	—	—	—	256

Principal reductions	(103)	(67)	(199)	—	(79)	(4)	(1)	(453)

Ending balance	$1,203	$2,646	$4,282	$—	$5,950	$28	$694	$14,803

Allowance for loan loss	$1,024	$455	$175	$—	$40	$—	$503	$2,197

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

The Company did not carry any loans graded as loss at March 31, 2016 or December 31, 2015.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for March 31, 2016 and December 31, 2015:

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
March 31, 2016
(in 000's)
Grades 1 and 2	$326	$—	$—	$—	$326
Grade 3	10,007	5,926	—	—	15,933
Grades 4 and 5 – pass	42,540	169,564	103,150	44,767	360,021
Grade 6 – special mention	625	1,608	—	—	2,233
Grade 7 – substandard	5,561	1,224	26,132	—	32,917
Grade 8 – doubtful	—	—	—	—	—
Total	$59,059	$178,322	$129,282	$44,767	$411,430

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2015
(in 000's)
Grades 1 and 2	$519	$—	$—	$50	$569
Grade 3	5,008	5,964	—	—	10,972
Grades 4 and 5 – pass	44,341	173,731	103,607	52,087	373,766
Grade 6 – special mention	946	1,616	—	—	2,562
Grade 7 – substandard	5,012	1,243	26,989	—	33,244
Grade 8 – doubtful	—	—	—	—	—
Total	$55,826	$182,554	$130,596	$52,137	$421,113

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
	Residential Mortgages	Home Improvement and Home Equity	Installment	Total	Residential Mortgages	Home Improvement and Home Equity	Installment	Total
(in 000's)
Not graded	$58,850	$750	$24,968	$84,568	$47,135	$839	$23,213	$71,187
Pass	17,783	28	638	18,449	19,466	28	664	20,158
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,255	—	976	3,231	2,210	—	650	2,860
Total	$78,888	$778	$26,582	$106,248	$68,811	$867	$24,527	$94,205

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

The following summarizes the activity in the allowance for credit losses by loan category for the three months ended March 31, 2016 and 2015 (in 000's).

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
March 31, 2016
Beginning balance	$1,652	$1,449	$4,629	$655	$1,258	$70	$9,713
Provision (recovery of provision) for credit losses	645	25	(1,387)	(110)	(23)	828	(22)

Charge-offs	(3)	(22)	—	—	—	(7)	(32)
Recoveries	19	7	31	—	2	—	59
Net recoveries	16	(15)	31	—	2	(7)	27

Ending balance	$2,313	$1,459	$3,273	$545	$1,237	$891	$9,718
Period-end amount allocated to:
Loans individually evaluated for impairment	1,193	599	—	—	596	—	2,388
Loans collectively evaluated for impairment	1,120	860	3,273	545	641	891	7,330
Ending balance	$2,313	$1,459	$3,273	$545	$1,237	$891	$9,718

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
March 31, 2015
Beginning balance	$1,219	$1,653	$6,278	$481	$293	$847	$10,771
Provision (recovery of provision) for credit losses	834	84	(99)	12	466	(838)	459

Charge-offs	(215)	—	—	—	—	(3)	(218)
Recoveries	237	7	30	—	2	2	278
Net charge-offs	22	7	30	—	2	(1)	60

Ending balance	$2,075	$1,744	$6,209	$493	$761	$8	$11,290
Period-end amount allocated to:
Loans individually evaluated for impairment	1,024	630	40	—	503	—	2,197
Loans collectively evaluated for impairment	1,051	1,114	6,169	493	258	8	9,093
Ending balance	$2,075	$1,744	$6,209	$493	$761	$8	$11,290

The following summarizes information with respect to the loan balances at March 31, 2016 and 2015.

	March 31, 2016			March 31, 2015
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and Business Loans	$5,490	$51,522	$57,012	$1,878	$57,956	$59,834
Government Program Loans	408	1,639	2,047	388	1,493	1,881
Total Commercial and Industrial	5,898	53,161	59,059	2,266	59,449	61,715

Commercial Real Estate Loans	1,559	176,763	178,322	2,646	155,780	158,426
Residential Mortgage Loans	3,181	75,707	78,888	4,568	72,499	77,067
Home Improvement and Home Equity Loans	—	778	778	42	1,044	1,086
Total Real Estate Mortgage	4,740	253,248	257,988	7,256	229,323	236,579

Real Estate Construction and Development Loans	11,661	117,621	129,282	6,287	141,005	147,292

Agricultural Loans	11	44,756	44,767	29	34,718	34,747

Installment Loans	977	25,605	26,582	1,314	10,598	11,912

Total Loans	$23,287	$494,391	$517,678	$17,152	$475,093	$492,245

4.	Deposits

Deposits include the following:

(in 000's)	March 31, 2016	December 31, 2015
Noninterest-bearing deposits	$261,827	$262,168
Interest-bearing deposits:
NOW and money market accounts	235,946	226,886
Savings accounts	66,434	63,592
Time deposits:
Under $250,000	61,958	58,122
$250,000 and over	11,162	11,037
Total interest-bearing deposits	375,500	359,637
Total deposits	$637,327	$621,805

Total brokered deposits included in time deposits above	$12,146	$8,546

5.	Short-term Borrowings/Other Borrowings

At  March 31, 2016, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $259,645,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $2,642,000. At March 31, 2016, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000 and a Fed Funds line of $20,000,000 with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of March 31, 2016, $2,795,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $403,872,000 in secured and unsecured loans were pledged at March 31, 2016, as collateral for borrowing lines with the Federal Reserve Bank totaling $259,645,000. At March 31, 2016, the Company had no outstanding borrowings.

At December 31, 2015, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $302,456,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $2,854,000. At December 31, 2015, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2015, $3,023,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $444,596,000 in secured and unsecured loans were pledged at December 31, 2015, as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $302,456,000. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At December 31, 2015, the Company had no outstanding borrowings.

6.	Supplemental Cash Flow Disclosures

	Three months ended March 31,
(in 000's)	2016	2015
Cash paid during the period for:
Interest	$331	$315
Income taxes	$210	$—
Noncash investing activities:
Loans transferred to foreclosed assets	$158	$—
Unrealized gain on securities	$59	$120

7.	Common Stock Dividend

On March 22, 2016, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of April 4, 2016, 160,492 additional shares were issued to shareholders on April 15, 2016. Because the stock dividend was considered a “small stock dividend,” approximately $786,519 was transferred from retained earnings to common stock based upon the $4.90 closing price of the Company’s common stock on the declaration date of March 22, 2016. There were no fractional shares paid. Except for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

8.	Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three months ended March 31,
	2016	2015
Net income (000's)	$1,769	$1,228

Weighted average shares issued	16,211,898	16,211,898
Add: dilutive effect of stock options	3,154	1,941
Weighted average shares outstanding adjusted for potential dilution	16,215,052	16,213,839

Basic earnings per share	$0.11	$0.08
Diluted earnings per share	$0.11	$0.08
Anti-dilutive stock options excluded from earnings per share calculation	20,000	123,000

9.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At March 31, 2016 and December 31, 2015, the Company had no recorded valuation allowance.

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

During August 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, in September 2015, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of March 31, 2016.

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

At March 31, 2016 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. We believe the 6.49% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At March 31, 2016, the total cumulative gain recorded on the debt is $4,572,000.

The fair value calculation performed at March 31, 2016 resulted in a pretax gain adjustment of $358,000 ($211,000, net of tax) for the three months ended March 31, 2016, compared to a pretax loss adjustment of $125,000 ($73,000, net of tax) for the three months ended March 31, 2015. Fair value gains and losses are reflected as a component of noninterest income on the consolidated statement of income.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

March 31, 2016
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$125,489	$125,489	$125,489	$—	$—
Interest-bearing deposits	1,530	1,530	—	1,530	—
Investment securities	44,394	44,394	3,854	40,540	—
Loans	508,571	504,689	—	—	504,689
Accrued interest receivable	2,741	2,741	—	2,741	—
Financial Liabilities:
Deposits:
Noninterest-bearing	261,827	261,827	261,827	—	—
NOW and money market	235,946	235,946	235,946	—	—
Savings	66,434	66,434	66,434	—	—
Time deposits	73,120	73,461	—	—	73,461
Total deposits	637,327	637,668	564,207		73,461
Junior subordinated debt	7,948	7,948	—	—	7,948
Accrued interest payable	33	33	—	33	—

December 31, 2015
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$125,751	$125,751	$125,751	$—	$—
Interest-bearing deposits	1,528	1,528	—	1,528	—
Investment securities	30,893	30,893	3,812	27,081	—
Loans	505,663	503,047	—	—	503,047
Accrued interest receivable	2,220	2,220	—	2,220	—
Financial Liabilities:
Deposits:
Noninterest-bearing	262,168	262,168	262,168	—	—
NOW and money market	226,886	226,886	226,886	—	—
Savings	63,592	63,592	63,592	—	—
Time deposits	69,159	69,031	—	—	69,031
Total deposits	621,805	621,677	552,646	—	69,031
Junior subordinated debt	8,300	8,300	—	—	8,300
Accrued interest payable	29	29	—	29	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no significant transfers in or out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2016.

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

Off-Balance Sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated fair value of commitments to extend credit at March 31, 2016 and December 31, 2015.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheets and results of operations.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at March 31, 2016 and 2015:

March 31, 2016				December 31, 2015
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Discount Rate	6.49%	Junior Subordinated Debt	Discounted cash flow	Discount Rate	6.82%

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of March 31, 2016 (in 000’s):

Description of Assets	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$14,370	$—	$14,370	$—
U.S. Government collateralized mortgage obligations	26,170	—	26,170	—
Mutual Funds	3,854	3,854	—	—
Total AFS securities	$44,394	$3,854	$40,540	$—
Impaired loans (1):
Commercial and industrial	—	—	—	—
Real estate mortgage	—	—	—	—
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	$—	$—	$—	$—
Other real estate owned (1)	—	—	—	—
Total	$44,394	$3,854	$40,540	$—

Description of Liabilities	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$7,948	—	—	$7,948
Total	$7,948	—	—	$7,948

(1)Nonrecurring
(2)Recurring

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2015 (in 000’s):

Description of Assets	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$10,123	$—	$10,123	$—
U.S. Government collateralized mortgage obligations	16,958	—	16,958	—
Mutual Funds	3,812	3,812	—	—
Total AFS securities	30,893	3,812	27,081	$—
Impaired Loans (1):
Commercial and industrial	—	—	—	—
Real estate mortgage	—	—	—	—
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	$—	$—	$—	$—
Other real estate owned (1)	9,208	—	—	9,208
Total	$40,101	$3,812	$27,081	$9,208

Description of Liabilities	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$8,300	$—	$—	$8,300
Total	$8,300	$—	$—	$8,300

(1)Nonrecurring
(2)Recurring

The Company did not record a write-down on other real estate owned during the three months ended March 31, 2016 and recorded a $188,000 write-down on other real estate owned for the year ended December 31, 2015.

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at December 31, 2015. The Company had no assets measured at fair value on a non-recurring basis at March 31, 2016 (in 000's).

December 31, 2015
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range, Weighted Average
Other real estate owned:
Real estate construction	$9,208	Discounted cash flow	Discount rate	1%-10%, 8.49%

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three months ended March 31, 2016 and 2015 (in 000’s):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$8,300	$10,115
Total gains (losses) included in earnings	358	(125)
Capitalized interest	(710)	248
Ending balance	$7,948	$10,238
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$358	$(125)

12.	Goodwill and Intangible Assets

At March 31, 2016, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2015. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is related to the Legacy Bank merger (Campbell reporting unit) completed during February 2007 and totaled approximately $2.9 million at March 31, 2016. The Company completed a "Step 0" analysis for the Campbell reporting unit as of March 31, 2016 and March 31, 2015, with no goodwill impairment.

Under the Step 0 analysis, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Determining the fair value involves a significant amount of judgment, including estimates of changes in revenue growth, changes is discount rates, competitive forces within the industry, and other specific industry and market valuation conditions. Based on the results of the Step 0 impairment analysis at March 31, 2016, the Company concluded that that the fair value of the reporting unit exceeds it carrying value. Therefore, goodwill was not impaired.
Core Deposit Intangibles: The core deposit intangible asset related to the Legacy Bank merger, which totaled $3.0 million at the time of merger, was amortized over an estimated life of approximately seven years. At March 31, 2016, there was no remaining carrying value of the core deposit intangible related to the Legacy Bank merger. The Company recognized no amortization expense related to the Campbell operating unit during the three months ended March 31, 2016 and March 31, 2015. At March 31, 2016, there was no remaining carrying value of core deposit intangible related to the Taft branch acquisitions completed in April 2004.

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

Item 2  - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Quarterly Report of Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) competitive pressures in the banking industry and changes in the regulatory environment; ii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; iv) credit quality deterioration that could cause an increase in the provision for loan losses; v) Asset/Liability matching risks and liquidity risks; volatility and devaluation in the securities markets, vi) failure to comply with the regulatory agreements under which the Company is subject, vii) expected cost savings from recent acquisitions are not realized, and, viii) potential impairment of goodwill and other intangible assets. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

United Security Bancshares (the “Company” or “Holding Company") is a California corporation incorporated during March of 2001 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended. United Security Bank (the “Bank”) is a wholly-owned bank subsidiary of the Company and was formed in 1987. References to the Company are references to United Security Bancshares (including the Bank). References to the Bank are to United Security Bank, while references to the Holding Company are to the parent only, United Security Bancshares. The Company currently has eleven banking branches, which provide financial services in Fresno, Madera, Kern, and Santa Clara counties in the state of California.

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

On May 20, 2010, the DFI (now known as the Department of Business Oversight (the “DBO”)) issued a formal written order (the “Order”) pursuant to a consent agreement with the Bank as a result of the same June 2009 joint regulatory examination. The terms of the Order were essentially similar to the Federal Reserve’s Agreement, except for a few additional requirements.  On September 24, 2013, the Bank entered into an informal Memorandum of Understanding (the “MOU”) with the DBO and on October 15, 2013, the Order was terminated. The Order and the MOU require the Bank to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0%and also requires the DBO’s approval for the Bank to pay a dividend to the Company. Accordingly, reflecting the Company’s and the Bank’s improved financial condition and performance, as of November 19, 2014, the Bank and the Company have been relieved of all formal regulatory agreements. Some of the governance and procedures established by the Agreement and the Order remain in place, including submission of certain plans and reports to the Federal Reserve and DBO, the Bank’s obligation to maintain a 9.0% tangible shareholder’s equity ratio, and the requirement to seek approvals from the Federal Reserve and the DBO for either the Bank or the Company to pay dividends and for the Company to pay interest on its outstanding junior subordinated debt. While no assurances can be given as to future regulatory approvals, the DBO and the Federal Reserve have been approving the Bank's quarterly payment of dividends to the Company to cover the Company's operating expenses and its interest payments and the Company's payment of quarterly interest on the junior subordinated debt since June 2014. The Bank is currently in full compliance with the requirements of the MOU including its deadlines. (For more information on the Agreement see the “Regulatory Matters” section included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact the results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth. Net interest income has increased between the three months ended March 31, 2016 and 2015, totaling $6,611,000 for the three months ended March 31, 2016 as compared to $6,224,000 for the three months ended March 31, 2015. The increase in net interest income between 2015 and 2016 was primarily the result of reinvestment of low yielding overnight investments into the loan portfolio.

Average interest-earning assets increased approximately $51,773,000 between the three months ended March 31, 2016 and 2015. Components of the $51,773,000 increase in average earning assets between 2015 and 2016 included an increase of $35,795,000 in loans and an increase of $25,063,000 in overnight funds sold to the Federal Reserve Bank. During the past year, the Company’s cost of interest-bearing liabilities has remained constant, with the average cost of interest-bearing liabilities unchanged at 0.36% for the three months ended March 31, 2015, and 0.36% for the three months ended March 31, 2016.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 3/31/2016	YTD Average 12/31/15	YTD Average 3/31/2015
Loans	77.91%	79.68%	78.67%
Investment securities available for sale	5.99%	6.56%	8.05%
Interest-bearing deposits in other banks	0.24%	0.25%	0.26%
Interest-bearing deposits in FRB	15.86%	13.51%	13.02%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	22.13%	21.91%	22.08%
Money market accounts	39.03%	38.15%	36.80%
Savings accounts	17.61%	17.03%	16.93%
Time deposits	19.02%	20.33%	21.41%
Subordinated debentures	2.21%	2.58%	2.78%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

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

The residential real estate markets in the five county region from Merced to Kern has strengthened since 2013 and that trend has continued into the first quarter of 2016. The severe declines in residential construction and home prices that began in 2008 have ended and home prices are now rising on a year-over-year basis. The sustained period of double-digit price declines from 2008–2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, it will also maintain its commitment to the reduction of nonperforming assets and provision of options for borrowers experiencing difficulties. Those options include combinations of rate and term concessions, as well as forbearance agreements with borrowers. Median sales prices and housing start numbers improved in the five county region from Merced to Kern between June 2013 to March 2016. Total nonperforming loans decreased by over $241,000 during the three months ended March 31, 2016, totaling $18,980,000 at March 31, 2016 as compared to $19,221,000 reported at December 31, 2015.

As a result of improvements in the economy, the Company has experienced significant increases in the loan portfolio between 2015 and 2016. During the three months ended March 31, 2016, the Company experienced increases in commercial and industrial loans, real estate mortgage loans, and installment loans but experienced decreases in real estate construction and development loans and agricultural loans, compared to the same period ended March 31, 2015. Loans increased $2,360,000 between December 31, 2015 and March 31, 2016, and increased $25,433,000 between March 31, 2015 and March 31, 2016. Commercial and industrial loans increased $3,233,000 between December 31, 2015 and March 31, 2016 and decreased $2,656,000 between March 31, 2015 and March 31, 2016. Real estate mortgage loans increased $5,756,000 between December 31, 2015 and March 31, 2016, and $21,409,000 between March 31, 2015 and March 31, 2016. The increases in real estate mortgage loans are partially due to residential mortgage loan pools purchased in February 2015 and March 2016. Agricultural loans decreased $7,370,000 between December 31, 2015 and March 31, 2016 and increased $10,020,000 between March 31, 2015 and March 31, 2016.  Commercial real estate loans (a component of real estate mortgage loans) have remained as a significant portion of total loans over the past year having increased in balance while decreasing slightly as a portion of the total loan portfolio. Commercial real estate loans amounted to 34.45%, 35.43%, and 32.18%, of the total loan portfolio at March 31, 2016, December 31, 2015, and March 31, 2015, respectively. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $78,888,000 or 15.24% of the portfolio at March 31, 2016, $68,811,000, or 13.35% of the portfolio at December 31, 2015, and $77,067,000 or 15.66% of the portfolio at March 31, 2015. The Company held no loan participation purchases at March 31, 2015, December 31, 2015 or March 31, 2016. Loan participations sold increased from $6,123,000, or 1.24%, of the portfolio at March 31, 2015, to $29,025,000, or 5.6% of the portfolio, at December 31, 2015, and decreased to $28,897,000, or 5.6% of the portfolio, at March 31, 2016.

Although market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped keep the Company's cost of funds low. The Company’s net interest margin decreased to 4.11% for the three months ended March 31, 2016, when compared to 4.25% for the three months ended March 31, 2015. The net interest margin has declined due to declines in the the loan portfolio yield, partially offset by increases in yields on investment securities and overnight investments with the Federal Reserve Bank. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. Loans yielded 5.31% during the three months ended March 31, 2016, as compared to 5.46% for the three months ended March 31, 2015.  The increase in the Company’s cost of funds over the past year has mitigated the impact of declining yields on earning assets. The Company’s average cost of funds remained at 0.36% for the three months ended March 31, 2016, as compared to 0.36% for the three months ended March 31, 2015. Since the Company does not intend to increase its current level of brokered deposits, the level of brokered deposits is expected to remain relatively constant at least in the short-term. Currently CDARs reciprocal deposits are the only brokered deposits in the Company. CDARs reciprocal deposits are preferred by some depositors.

Total noninterest income of $1,561,000 reported for the three months ended March 31, 2016 increased $640,000 or 69.49% as compared to the three months ended March 31, 2015. This increase included a gain of $358,000 on the fair value of a financial liability as compared to a loss of $125,000 for the same period in 2015. Noninterest income continues to be driven by customer service fees, which increased slightly to $926,000 for the three months ended March 31, 2016 as compared to $833,000 for the three months ended March 31, 2015.

Noninterest expense increased approximately $592,000 or 12.57% between the three months ended March 31, 2015 and March 31, 2016. The increase experienced during the three months ended March 31, 2016, was primarily the result of increases of $159,000 in employee salary and benefit expenses, $157,000 in occupancy expense, and $141,000 in professional fees.

On March 22, 2016, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes that, given the current uncertainties in the economy, it is prudent to retain capital and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of April 4, 2016, an additional 160,492 shares were issued to shareholders. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the three months ended March 31, 2016. Total assets increased approximately $16,147,000 during the three months ended March 31, 2016, including increases of $13,501,000 in investment securities, $5,451,000 in overnight investments with the Federal Reserve Bank, and $2,908,000 in net loans. Total deposits increased $15,522,000, including increases of $9,060,000 in NOW and money market accounts and $3,961,000 in time deposits, partially offset by a decrease of $341,000 in noninterest-bearing deposits during the three months ended March 31, 2016. Average loans comprised approximately 77.91% and 78.67% of overall average earning assets during the three months ended March 31, 2016 and March 31, 2015, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, remained high during the three months ended March 31, 2016, but decreased $907,000 from a balance of $32,094,000 at December 31, 2015 to a balance of $31,187,000 at March 31, 2016. Nonaccrual loans, totaling $8,353,000 at March 31, 2016, increased $160,000 from the balance of $8,193,000 reported at December 31, 2015. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $325,000 during the three months ended March 31, 2016 to a balance of $23,287,000 at March 31, 2016. Other real estate owned through foreclosure decreased to a balance of $12,207,000 at March 31, 2016 as compared to a balance of $12,873,000 at December 31, 2015. Nonperforming assets as a percentage of total assets decreased from 4.42% at December 31, 2015 to 4.20% at March 31, 2016.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	March 31, 2016	December 31, 2015	March 31, 2015
Provision (recovery of provision) for credit losses during period	$(22)	$(845)	$459
Allowance as % of nonperforming loans	51.20%	50.53%	67.61%

Nonperforming loans as % total loans	3.67%	3.73%	3.39%
Restructured loans as % total loans	3.59%	3.59%	3.01%

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Restructured loan balances are comprised of 32 loans totaling $18,591,000 at March 31, 2016, compared to 29 loans totaling $18,508,000 at December 31, 2015.

The Company recorded a recovery of provision of $22,000 to the allowance for credit losses during the three months ended March 31, 2016, as compared to a provision of $459,000 for the three months ended March 31, 2015. Net loan and lease recoveries during the three months ended March 31, 2016 totaled $27,000 as compared to net recoveries of $60,000 for the three months ended March 31, 2015. The Company charged-off, or had partial charge-offs on, 5 loans during the three months ended March 31, 2016, as compared to 2 loans during the same period ended March 31, 2015, and 9 loans during the year ended December 31, 2015. The annualized percentage net recoveries to average loans were 0.02% and 0.05% for the three months ended March 31, 2016 and 2015, respectively, as compared to charge-offs of 0.21% for the year ended December 31, 2015. The Company's net loans increased from $492,560,000 at March 31, 2015 to $518,289,000 at March 31, 2016, however the Company did not record a provision to the allowance for credit losses during that period. Management evaluates its estimate of the allowance for credit losses quarterly and believes it adequately covers the estimated losses inherent in the loan portfolio.

Deposits increased by $15,522,000 during the three months ended March 31, 2016, primarily due to increases of $15,863,000 experienced in interest bearing deposits, offset by decreases of $341,000 in noninterest bearing deposits. The Company continues to maintain a low reliance on brokered deposits, while maintaining sufficient liquidity. Currently, the Company does not utilize wholesale funding sources. Brokered deposits totaled $12,146,000 or 1.91% of total deposits at March 31, 2016, as compared to $8,546,000, or 1.37%, of total deposits at December 31, 2015, and $13,009,000, or 2.25%, of total deposits at March 31, 2015.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have remained low during the first quarter of 2016. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.93% at March 31, 2016, as compared to 1.90% at December 31, 2015. Pursuant to fair value accounting guidance, the Company has recorded $358,000 in pretax fair value gain on its junior subordinated debt during the three months ended March 31, 2016, bringing the total cumulative gain recorded on the debt to $4,572,000 at March 31, 2016.

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

Results of Operations

On a year-to-date basis, the Company reported net income of $1,769,000 or $0.11 per share ($0.11 diluted) for the three months ended March 31, 2016, as compared to $1,228,000 or $0.08 per share ($0.08 diluted) for the same period in 2015. The Company’s return on average assets was 0.98% for the three months ended March 31, 2016, as compared to 0.74% for the three months ended March 31, 2015. The Company’s return on average equity was 7.82% for the three months ended March 31, 2016, as compared to 5.94% for the three months ended March 31, 2015.

Net Interest Income

Net interest income totaled $6,611,000 for the three months ended March 31, 2016, representing an increase of $387,000, or 6.22%, when compared to the $6,224,000 reported for the same period of the previous year.

The Company’s year-to-date net interest margin, as shown in Table 1, decreased to 4.11% for the three months ended March 31, 2016 from 4.25% for the same period ended March 31, 2015, an decrease of 14 basis points (100 basis points = 1%) between the two periods. While average market rates of interest have remained level between the three months ended March 31, 2016 and 2015, the Company’s earning asset mix has improved with large increase in loan balances which have positively impacted the net margin between the two periods. The prime rate was raised from its long-standing rate of 3.25% to 3.50% in December 2015 and is expected to see further increases during 2016.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three months ended March 31, 2016 and 2015

		2016			2015
(dollars in 000's)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans and leases (1)	$502,576	$6,631	5.31%	$466,781	$6,279	5.46%
Investment Securities – taxable (3)	38,664	189	1.97%	47,756	214	1.82%
Interest-bearing deposits in other banks	1,529	2	0.53%	1,522	2	0.53%
Interest-bearing deposits in FRB	102,320	124	0.49%	77,257	46	0.24%
Total interest-earning assets	645,089	$6,946	4.33%	593,316	$6,541	4.47%
Allowance for credit losses	(9,694)			(10,821)
Noninterest-earning assets:
Cash and due from banks	22,842			21,209
Premises and equipment, net	10,780			11,458
Accrued interest receivable	1,922			1,493
Other real estate owned	12,920			14,010
Other assets	37,497			42,221
Total average assets	$721,356			$672,886
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$82,813	$25	0.12%	$79,909	$26	0.13%
Money market accounts	146,030	139	0.38%	133,209	105	0.32%
Savings accounts	65,888	37	0.23%	61,277	42	0.28%
Time deposits	71,162	76	0.43%	77,497	86	0.45%
Other borrowings	—	—	0.00%	—	—	0.00%
Junior subordinated debentures	8,268	58	2.82%	10,079	58	2.33%
Total interest-bearing liabilities	374,161	$335	0.36%	361,971	$317	0.36%
Noninterest-bearing liabilities:
Noninterest-bearing checking	249,855			219,707
Accrued interest payable	74			80
Other liabilities	6,577			7,251
Total Liabilities	630,667			589,009

Total shareholders' equity	90,689			83,877
Total average liabilities and shareholders' equity	$721,356			$672,886
Interest income as a percentage of average earning assets			4.32%			4.47%
Interest expense as a percentage of average earning assets			0.21%			0.22%
Net interest margin			4.11%			4.25%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan fees of approximately $49,000 and $110,000 for the three months ended March 31, 2016 and 2015, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the three months ended March 31 compared to March 31, 2015
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$352	$(160)	$512
Investment securities available for sale	(25)	17	(42)
Interest-bearing deposits in other banks	—	—	—
Interest-bearing deposits in FRB	78	44	34
Total interest income	405	(99)	504
Increase (decrease) in interest expense:
Interest-bearing demand accounts	33	22	11
Savings and money market accounts	(5)	(8)	3
Time deposits	(10)	(4)	(6)
Other borrowings	—	—	—
Subordinated debentures	—	11	(11)
Total interest expense	18	21	(3)
Increase in net interest income	$387	$(120)	$507

For the three months ended March 31, 2016, total interest income increased approximately $405,000 or 6.19% as compared to the three months ended March 31, 2015. Earning asset volumes for loans and leases increased $35,795,000 on average. Available for sale investment securities decreased $9,092,000 while overnight investments with the FRB increased $25,063,000 between the two periods. The average rates on loans decreased 15 basis points between the two periods, and the average rate on investment securities increased approximately 15 basis points during the three months ended March 31, 2016 as compared to the same period of 2014.

For the three months ended March 31, 2016, total interest expense increased approximately $18,000, or 5.68% as compared to the three months ended March 31, 2015. Between those two periods, average interest-bearing liabilities increased by $12,190,000, while the average rates paid on these liabilities remained unchanged.

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the three months ended March 31, 2016, the recovery of provision for the allowance for credit losses was $22,000 as compared to a provision of $459,000 for the three months ended March 31, 2015.

The provision allocated during the three months ended March 31, 2016 brought the allowance to 1.88% of outstanding loan balances at March 31, 2016, as compared to 1.88% of outstanding loan balances at December 31, 2015, and 2.29% at March 31, 2015.

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2016 and 2015:

(in 000's)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Amount of Change	Percent Change
Customer service fees	$926	$833	$93	11.16%
Increase in cash surrender value of BOLI/COLI	131	128	3	2.34%
Gain (loss) on fair value of financial liability	358	(125)	483	(386.40)%
Other	146	85	61	71.76%
Total noninterest income	$1,561	$921	$640	69.49%

Noninterest income for the three months ended March 31, 2016 increased $640,0000 or 69.49% when compared to the same period of 2015. Customer service fees, the primary component of noninterest income, increased $93,000 or 11.16% between the two periods presented. The increase in noninterest income of $640,000 between the two periods is primarily the result of a gain recorded on the fair value of a financial liability for the three months ended March 31, 2016 as compared to a loss on the fair value of a financial liability recorded for the same period in 2015. The change in the fair value of financial liability was primarily caused by fluctuations in the LIBOR yield curve.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the three months ended March 31, 2016 and 2015:

Table 4. Changes in Noninterest Expense

(in 000's)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Amount of Change	Percent Change
Salaries and employee benefits	$2,590	$2,431	$159	6.54%
Occupancy expense	1,097	940	157	16.70%
Data processing	59	31	28	90.32%
Professional fees	489	348	141	40.52%
FDIC/DFI insurance assessments	256	246	10	4.07%
Director fees	70	56	14	25.00%
Correspondent bank service charges	20	19	1	5.26%
Loss on California tax credit partnership	37	30	7	23.33%
Net cost on operation of OREO	116	68	48	70.59%
Other	566	539	27	5.01%
Total expense	$5,300	$4,708	$592	12.57%

Noninterest expense increased $592,000 between the three months ended March 31, 2016 and 2015. The net increase in noninterest expense between the comparative periods is primarily the result of increases in salaries and employee benefits, occupancy expense and professional fees.

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

The Company has reviewed all of its tax positions as of March 31, 2016, and has determined that, there are no material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets increased $16,147,000, or 2.23% to a balance of $741,791,000 at March 31, 2016, from the balance of $725,644,000 at December 31, 2015, and increased $63,367,000, or 9.34%, from the balance of $678,424,000 at March 31, 2015. Total deposits of $637,327,000 at March 31, 2016, increased $15,522,000, or 2.50%, from the balance reported at December 31, 2015, and increased $59,060,000, or 10.21%, from the balance of $578,267,000 reported at March 31, 2015. Cash and cash equivalents decreased $262,000, or 0.21%, between December 31, 2015 and March 31, 2016; net loans increased $2,908,000, or 0.58%, to a balance of $508,571,000; and investment securities increased $13,501,000, or 43.70%, during the first quarter of 2016.

Earning assets averaged approximately $645,089,000 during the three months ended March 31, 2016, as compared to $593,316,000 for the same period in 2015. Average interest-bearing liabilities increased to $374,161,000 for the three months ended March 31, 2016, from $361,971,000 reported for the comparative period of 2015.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $517,678,000 at March 31, 2016, an increase of $2,360,000, or 0.46%, when compared to the balance of $515,318,000 at December 31, 2015, and an increase of $25,433,000, or 5.17%, when compared to the balance of $492,245,000 reported at March 31, 2015. Loans on average increased $35,795,000, or 7.67%, between the three months ended March 31, 2015 and March 31, 2016, with loans averaging $502,576,000 for the three months ended March 31, 2016, as compared to $466,781,000 for the same period of 2015.

During the first quarter of 2016, increases were experienced in some loan categories. Real estate mortgage loans and commercial and industrial loans increased $5,756,000, or 2.28%, and $3,233,000, or 5.79%, respectively, during the first quarter of 2016. Agricultural loans decreased $7,370,000, or 14.14%, and real estate construction and development loans decreased $1,314,000, or 1.01%, during the same period.

The following table sets forth the amounts of loans outstanding by category at March 31, 2016 and December 31, 2015, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	March 31, 2016		December 31, 2015
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$59,059	11.4%	$55,826	10.8%	$3,233	5.79%
Real estate – mortgage	257,988	49.8%	252,232	48.9%	5,756	2.28%
RE construction & development	129,282	25.0%	130,596	25.3%	(1,314)	-1.01%
Agricultural	44,767	8.6%	52,137	10.1%	(7,370)	-14.14%
Installment/other	26,582	5.2%	24,527	4.9%	2,055	8.38%
Total Gross Loans	$517,678	100.0%	$515,318	100.0%	$2,360	0.46%

The overall average yield on the loan portfolio was 5.31% for the three months ended March 31, 2016, as compared to 5.46% for the three months ended March 31, 2015. At March 31, 2016, 44.4% of the Company's loan portfolio consisted of floating rate instruments, as compared to 43.2% of the portfolio at December 31, 2015, with the majority of those tied to the prime rate. Approximately 25.3% or $58,245,000 of the floating rate loans had rate floors at March 31, 2016, making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. Approximately $661,000 of the $58,245,000 in loans with floors have floor spreads of 100 basis points or more, meaning that interest rates would need to increase more than 1% (or 100 basis points) before the rates on those loans would increase and effectively become floating rate loans again. Of the $58,245,000 in loans which comprise floating rate loans with floors, $678,000 will mature in one year or less.

Deposits

Total deposits were $637,327,000 at March 31, 2016, representing an increase of $15,522,000, or 2.50% from the balance of $621,805,000 reported at December 31, 2015, and an increase of $59,060,000, or 10.21% from the balance of $578,267,000 reported at March 31, 2015.

The following table sets forth the amounts of deposits outstanding by category at March 31, 2016 and December 31, 2015, and the net change between the two periods presented.

Table 6. Deposits

(in 000's)	March 31, 2016	December 31, 2015	Net Change	Percentage Change
Noninterest bearing deposits	$261,827	$262,168	$(341)	-0.13%
Interest bearing deposits:
NOW and money market accounts	235,946	226,886	9,060	3.99%
Savings accounts	66,434	63,592	2,842	4.47%
Time deposits:
Under $250,000	61,958	58,122	3,836	6.60%
$250,000 and over	11,162	11,037	125	1.13%
Total interest bearing deposits	375,500	359,637	15,863	4.41%
Total deposits	$637,327	$621,805	$15,522	2.50%

The Company's deposit base consists of two major components represented by noninterest bearing (demand) deposits and interest bearing deposits, totaling $261,827,000 and $375,500,000 at March 31, 2016, respectively. Interest bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest bearing deposits increased $15,863,000, or 4.41%, between December 31, 2015 and March 31, 2016, and noninterest bearing deposits decreased $341,000, or 0.13% between the same two periods presented. Included in the increase of $15,863,000 in interest bearing deposits during the three months ended March 31, 2016, are increases of $9,060,000 in NOW and money market accounts, $2,842,000 in savings accounts, and $3,961,000 in time deposits.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 90.43% and 90.25% of the total deposit portfolio at March 31, 2016 and December 31, 2015, respectively. Brokered deposits totaled $12,146,000 at March 31, 2016, as compared to $8,546,000 at December 31, 2015, and $13,009,000 at March 31, 2015. Brokered deposits were 1.91% and 1.37% of total deposits at March 31, 2016 and December 31, 2015, respectively.

On a year-to-date average, the Company experienced an increase of $44,149,000, or 7.72%, in total deposits between the three months ended March 31, 2016 and March 31, 2015. Between these two periods, average interest bearing deposits increased $14,001,000 or 3.98%, and total noninterest-bearing deposits increased $30,148,000, or 13.72%, on a year-to-date average basis.

Short-Term Borrowings

At March 31, 2016, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $259,645,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $2,642,000. At March 31, 2016, the Company had uncollateralized lines of credit with both Pacific Coast Bankers Bank ("PCBB") and Zion's Bank, totaling $10,000,000 and $20,000,000, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At March 31, 2016 and March 31, 2015, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $302,456,000, collateralized FHLB lines of credit totaling $2,854,000, an uncollateralized line of credit with PCBB of $10,000,000, and an uncollateralized line of credit with Zions Bank of $20,000,000 at December 31, 2015.

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At March 31, 2016, impaired and classified loans totaled $38,994,000, or 7.5%, of gross loans as compared to $39,512,000 or 7.7% of gross loans at December 31, 2015.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at March 31, 2016 and December 31, 2015, as well as classified loans at those period-ends.

(in 000's)	March 31, 2016	December 31, 2015
Specific allowance – impaired loans	$2,387	$3,097
Formula allowance – classified loans not impaired	1,351	1,385
Formula allowance – special mention loans	56	75
Total allowance for special mention and classified loans	3,794	4,557

Formula allowance for pass loans	5,032	5,086
Unallocated allowance	892	70
Total allowance for loan losses	$9,718	$9,713

Impaired loans	23,287	23,612
Classified loans not considered impaired	15,707	15,900
Total classified loans / impaired loans	$38,994	$39,512
Special mention loans not considered impaired	$2,233	$2,562

Impaired loans decreased $325,000 between December 31, 2015 and March 31, 2016 and the specific allowance related to impaired loans decreased $710,000 between December 31, 2015 and March 31, 2016. The formula allowance related to classified and special mention unimpaired loans decreased by $53,000 between December 31, 2015 and March 31, 2016. The unallocated allowance increased from $70,000 at December 31, 2015 to $892,000 at March 31, 2016. The increase in unallocated allowance is the result of declining historical loss factors and a decrease in specific allowance on impaired loans.

While economic conditions have improved and there has been a corresponding reduction in required loss reserves, the Company has a concentration in loans to finance CRE, construction and land development activities not secured by real estate. These loans have inherently higher risk characteristics and management believes maintaining additional, unallocated reserves to address the inherent losses in these loans that is not reflected in the Company's ALLL methodology is reasonable and appropriate. Further, the level of unallocated reserve is within the Company's policy limits. The level of “pass” loans increased approximately $2,645,000 between December 31, 2015 and March 31, 2016. The related formula allowance decreased $54,000 during the same period. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis.

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

At March 31, 2016 and December 31, 2015, the Company's recorded investment in impaired loans totaled $23,287,000 and $23,679,000, respectively. Included in total impaired loans at March 31, 2016, are $10,038,000 of impaired loans for which the related specific allowance was $2,387,000, as well as $13,249,000 of impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2015 included $16,404,000 of impaired loans for which the related specific allowance was $3,097,000 as well as $7,275,000 in impaired loans that, as a result of write-downs or the sufficiency of the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $23,483,000 during the first quarter of 2016. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At March 31, 2016, included in impaired loans, were troubled debt restructures totaling $18,591,000. Nonaccrual loans, totaling $7,964,000, were included in that balance. The remaining troubled debt restructures, totaling $10,627,000, were current with regards to payments, and were performing according to their modified contractual terms.

The largest category of impaired loans at March 31, 2016 was real estate construction loans, comprising approximately 50.08% of total impaired loans. Real estate mortgage loans and commercial and industrial loans represented approximately 20.35% and 25.33%, respectively, of total impaired loan balances at March 31, 2016. Of the $5,898,000 in commercial and industrial impaired loans reported at March 31, 2016, three loans, with recorded investments of $743,000, were secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at March 31, 2016, approximately $11,732,000, or 50.4%, are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at March 31, 2016 and December 31, 2015.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	March 31, 2016	March 31, 2016	December 31, 2015	December 31, 2015
Commercial and industrial	$5,898	$1,192	$5,201	$530
Real estate – mortgage	4,740	599	5,293	635
RE construction & development	11,661	596	12,519	1,282
Agricultural	11	—	16	—
Installment/other	977	—	650	650
Total Impaired Loans	$23,287	$2,387	$23,679	$3,097

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At March 31, 2016, approximately $4,237,000 of the total $18,591,000 in TDRs was comprised of real estate mortgages. An additional $11,632,000 was related to real estate construction and development loans.

Total troubled debt restructurings increased 0.45% at March 31, 2016 compared to December 31, 2015. Nonaccrual TDRs increased by 6.47% while accruing TDRs decreased by 3.64% over the same period. Within TDR categories, total residential mortgages and real estate construction TDRs showed a decrease of 6.34%. Many of these credits are related to real estate projects that slowed significantly or stalled during the recession, leading the Company to pursue restructuring of the qualified credits allowing the real estate market time to recover and developers opportunity to finish projects at a slower pace. Concessions granted in these circumstances include lengthened maturities and/or rate reductions that enabled the borrower to finish the projects and may be entirely successful. In large part, current successes are related to a recovering real estate market.

The following table summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at March 31, 2016 and December 31, 2015.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	March 31, 2016	March 31, 2016	March 31, 2016
Commercial and industrial	$1,735	$955	$780
Real estate - mortgage:
Commercial real estate	1,557	1,224	333
Residential mortgages	2,680	—	2,680
Home equity loans	—	—	—
Total real estate mortgage	4,237	1,224	3,013
RE construction & development	11,632	4,808	6,824
Agricultural	10	—	10
Installment/other	977	977	—
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$18,591	$7,964	$10,627

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2015	December 31, 2015	December 31, 2015
Commercial and industrial	$898	$327	$571
Real estate - mortgage:
Commercial real estate	1,243	1,243	—
Residential mortgages	3,533	—	3,533
Home equity loans	—	—	—
Total real estate mortgage	4,776	1,243	3,533
RE construction & development	12,168	5,260	6,908
Agricultural	16	—	16
Installment/other	650	650	—
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$18,508	$7,480	$11,028

Of the $18,591,000 in total TDRs at March 31, 2016, $7,964,000 were on nonaccrual status at period-end. Of the $18,508,000 in total TDRs at December 31, 2015, $7,480,000 were on nonaccrual status at period-end. As of March 31, 2016, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

The following table summarizes special mention loans by type at March 31, 2016 and December 31, 2015.

(in thousands)	March 31, 2016	December 31, 2015
Commercial and industrial	$625	$946
Real estate - mortgage:
Commercial real estate	1,608	1,616
Residential mortgages	—	—
Home equity loans	—	—
Total real estate mortgage	1,608	1,616
RE construction & development	—	—
Agricultural	—	—
Installment/other	—	—
Commercial lease financing	—	—
Total Special Mention Loans	$2,233	$2,562

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

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the three months ended March 31, 2016 and March 31, 2015.

Table 7. Allowance for Credit Losses - Summary of Activity

(in 000's)	March 31, 2016	March 31, 2015
Total loans outstanding at end of period before deducting allowances for credit losses	$518,289	$492,560
Average loans outstanding during period	502,576	466,781

Balance of allowance at beginning of period	9,713	10,771
Loans charged off:
Real estate	(22)	—
Commercial and industrial	(3)	(215)
Installment and other	(7)	(3)
Total loans charged off	(32)	(218)
Recoveries of loans previously charged off:
Real estate	38	37
Commercial and industrial	19	237
Installment and other	2	4
Total loan recoveries	59	278
Net loans recovered	27	60

Provision (recovery of provision) charged to operating expense	(22)	459
Balance of allowance for credit losses at end of period	$9,718	$11,290

Net loan recoveries to total average loans (annualized)	(0.02)%	(0.05)%
Net loan recoveries to loans at end of period (annualized)	(0.02)%	(0.05)%
Allowance for credit losses to total loans at end of period	1.88%	2.29%
Net loan recoveries to allowance for credit losses (annualized)	(1.11)%	(2.13)%
(Recovery of provision) provision for credit losses to net recoveries (annualized)	(325.93)%	3,060.00%

Total loan charge-offs decreased $187,000 during the three months ended March 31, 2016 when compared to the three months ended March 31, 2015. Loan recoveries totaled $59,000 during the three months ended March 31, 2016, decreasing by $219,000 from the same period in 2015.

At March 31, 2016 and March 31, 2015, $322,000 and $282,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, reported separately in other liabilities on the consolidated balance sheet. Management believes that the 1.88% credit loss allowance at March 31, 2016 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in future losses to the loan portfolio.

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

Table 8. Nonperforming Assets

(in 000's)	March 31, 2016	December 31, 2015
Nonaccrual Loans (1)	$8,353	$8,193
Restructured Loans	10,627	11,028
Total nonperforming loans	18,980	19,221
Other real estate owned	12,207	12,873
Total nonperforming assets	$31,187	$32,094

Nonperforming loans to total gross loans	3.67%	3.73%
Nonperforming assets to total assets	4.20%	4.42%
Allowance for loan losses to nonperforming loans	51.20%	50.53%

(1)	Included in nonaccrual loans at March 31, 2016 and December 31, 2015 are restructured loans totaling $7,964,000 and $7,480,000, respectively.

Non-performing loans decreased $241,000 between December 31, 2015 and March 31, 2016. Nonaccrual loans increased $160,000 between December 31, 2015 and March 31, 2016, with real estate mortgage and real estate construction loans comprising approximately 76.87% of total nonaccrual loans at March 31, 2016. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans increased from 50.53% at December 31, 2015 to 51.20% at March 31, 2016.

(in 000's)	Balance	Balance	Change from
Nonaccrual Loans:	March 31, 2016	December 31, 2015	December 31, 2015
Commercial and industrial	$955	$328	$627
Real estate - mortgage	1,613	1,635	(22)
RE construction & development	4,808	5,580	(772)
Installment/other	977	650	327
Total Nonaccrual Loans	$8,353	$8,193	$160

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at March 31, 2016 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At March 31, 2016, the Company had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At March 31, 2016, the Bank had 69.87% of total assets in the loan portfolio and a loan to deposit ratio of 81.32%, as compared to 71.02% of total assets in the loan portfolio and a loan to deposit ratio of 82.88% at December 31, 2015. Liquid assets at March 31, 2016, include cash and cash equivalents totaling $125,489,000 as compared to $125,751,000 at December 31, 2015. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $272,287,000 and an uncollateralized lines of credit from Pacific Coast Banker's Bank (PCBB) of $10,000,000 and Zion's Bank of $20,000,000 at March 31, 2016.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion). The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Beginning the quarter ended March 31, 2009, the Bank precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at March 31, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. Since the second quarter of 2014, the Bank has received approval quarterly from the Federal Reserve Bank to upstream a dividend to the parent company for the purpose of payment of interest on the Company's junior subordinated debt and for the parent company's operating expenses.  During the three months ended March 31, 2016, the Company received $104,000 in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

(in 000's)	Balance
December 31, 2014	$103,577
March 31, 2015	$85,478
December 31, 2015	$125,751
March 31, 2016	$125,489

Cash and cash equivalents decreased $262,000 during the three months ended March 31, 2016, as compared to a decrease of $18,099,000 during the three months ended March 31, 2015.

The Company had a net cash outflow from operations of $239,000 for the three months ended March 31, 2016 and a cash inflow from operations totaling $2,064,000 for the period ended March 31, 2015. The Company experienced net cash outflows from investing activities totaling $15,545,000 related to the purchase of investment securities and a purchase of a residential mortgage loan pool during the three months ended March 31, 2016. For the three months ended March 31, 2015, the Company experienced net cash outflows from investing activities of $33,058,000 due to an increase in organic loan growth and a purchase of a residential mortgage pool.

During the three months ended March 31, 2016, the Company experienced net cash inflows from financing activities totaling $15,522,000, primarily as the result of increases in demand deposits accounts. For the three months ended March 31, 2015, the Company experienced net cash inflows of $12,895,000 from financing activities due to increases in demand deposit and savings accounts.

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

Accordingly, reflecting the Company’s and the Bank’s improved financial condition and performance, as of November 19, 2014, the Bank and the Company have been relieved of all formal regulatory agreements. Some of the governance and procedures established by the Agreement and the Order remain in place, including submission of certain plans and reports to the Federal Reserve and DBO, the Bank’s obligation to maintain a 9.0% tangible shareholder’s equity ratio, and the requirement to seek approvals from the Federal Reserve and the DBO for either the Bank or the Company to pay dividends and for the Company to pay interest on its outstanding junior subordinated debt. While no assurances can be given as to future regulatory approvals, since June 2014, the DBO and the Federal Reserve have been approving the Bank's payment of dividends to the Company to cover the Company's tax payments, operating expenses, interest payments, and the Company's payment of quarterly interest on the junior subordinated debt.

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

Quantitative measures established by the capital adequacy guidelines require insured institutions to maintain a minimum leverage ratio of Tier 1 capital (the sum of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, minus intangible assets, identified losses and investments in certain subsidiaries, plus unrealized losses or minus unrealized gains on available for sale securities) to total assets. Institutions which have received the highest composite regulatory rating and which are not experiencing or anticipating significant growth are required to maintain a minimum leverage capital ratio of 3% of Tier 1 capital to total assets. All other institutions are required to maintain a minimum leverage capital ratio of at least 100 to 200 basis points above the 3%c minimum requirement.

In addition to the general capital adequacy guidelines, pursuant to the DBO’s MOU the Bank is required to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0%. For purposes of the MOU, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 13.20% and 13.30% at March 31, 2016 and 2015, respectively.

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

The following table sets forth the Company’s and the Bank's actual capital positions at March 31, 2016, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Ratio at March 31, 2016	Ratio at December 31, 2015	Minimum for Capital Adequacy	Minimum requirement for "Well Capitalized" Institution
Total capital to risk weighted assets
Company	16.74%	16.65%	8.00%	N/A
Bank	16.80%	16.69%	8.00%	10.00%
Tier 1 capital to risk-weighted assets
Company	15.49%	15.40%	6.00%	N/A
Bank	15.54%	15.43%	6.00%	8.00%
Common equity tier 1 capital to risk-weighted assets
Company	14.26%	14.10%	4.50%	N/A
Bank	15.54%	15.43%	4.50%	6.50%
Tier 1 capital to adjusted average assets (leverage)
Company	13.19%	12.95%	4.00%	N/A
Bank	13.20%	12.94%	4.00%	5.00%

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
As of March 31, 2016, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an informal agreement with the Federal Reserve Bank and Department of Business Oversight that, among other things, requires prior approval before paying a cash dividend or otherwise making a distribution of stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company.  In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the year ended March 31, 2016, the Bank’s cash dividends of $104,000 paid to the Company were approved by the Federal Reserve and the DBO. These dividends partially funded the Company’s operating costs and payments of interest on its junior subordinated debentures

The Bank, as a state-chartered bank, is subject to dividend restrictions set forth in California state banking law and administered by the Commissioner of the California Department of Business Oversight (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the

Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the Commissioner may order the state bank not to pay any dividend. The FRB may also limit dividends paid by the Bank. As noted above, the terms of the informal agreement with the Federal Reserve prohibit both the Company and the Bank from paying dividends without prior approval of the Federal Reserve.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At March 31, 2016, the bank was not subject to a reserve requirement.

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

As of March 31, 2016, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2016.

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

United Security Bancshares

Date:	May 5, 2016	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer