Form 10-Q
period 2016-06-30
UNITED SECURITY BANCSHARES
filed 2016-08-04
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of July 31, 2016: 16,373,996

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
June 30, 2016 and December 31, 2015

(in thousands except shares)	June 30, 2016	December 31, 2015
Assets
Cash and non-interest bearing deposits in other banks	$21,107	$29,733
Cash and due from Federal Reserve Bank	73,457	96,018
Cash and cash equivalents	94,564	125,751
Interest-bearing deposits in other banks	1,532	1,528
Investment securities available for sale (at fair value)	42,635	30,893
Loans	557,209	515,318
Unearned fees and unamortized loan origination costs, net	1,459	58
Allowance for credit losses	(8,909)	(9,713)
Net loans	549,759	505,663
Accrued interest receivable	3,138	2,220
Premises and equipment – net	10,414	10,800
Other real estate owned	7,454	12,873
Goodwill	4,488	4,488
Cash surrender value of life insurance	18,607	18,337
Investment in limited partnerships	910	917
Deferred tax assets - net	4,901	5,228
Other assets	5,668	6,946
Total assets	$744,070	$725,644

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$272,058	$262,168
Interest bearing	364,891	359,637
Total deposits	636,949	621,805

Accrued interest payable	28	29
Accounts payable and other liabilities	5,618	5,875
Junior subordinated debentures (at fair value)	7,837	8,300
Total liabilities	650,432	636,009

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 16,373,996 issued and outstanding at June 30, 2016, and 16,051,406 at December 31, 2015	54,259	52,572
Retained earnings	39,382	37,265
Accumulated other comprehensive loss	(3)	(202)
Total shareholders' equity	93,638	89,635
Total liabilities and shareholders' equity	$744,070	$725,644

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands except shares and EPS)	2016	2015	2016	2015
Interest Income:
Loans, including fees	$6,658	$6,634	$13,288	$12,913
Investment securities – AFS – taxable	185	166	374	380
Interest on deposits in FRB	151	37	276	83
Interest on deposits in other banks	2	1	4	3
Total interest income	6,996	6,838	13,942	13,379
Interest Expense:
Interest on deposits	272	253	549	512
Interest on other borrowings	58	59	116	117
Total interest expense	330	312	665	629
Net Interest Income	6,666	6,526	13,277	12,750
Provision (Recovery of Provision) for Credit Losses	12	(2)	(10)	457
Net Interest Income after (Recovery of Provision) Provision for Credit Losses	6,654	6,528	13,287	12,293
Noninterest Income:
Customer service fees	1,017	866	1,943	1,699
Increase in cash surrender value of bank-owned life insurance	132	130	264	258
Gain on fair value of financial liability	113	324	471	199
Other	165	226	310	311
Total noninterest income	1,427	1,546	2,988	2,467
Noninterest Expense:
Salaries and employee benefits	2,469	2,273	5,058	4,704
Occupancy expense	1,018	1,034	2,115	1,974
Data processing	26	28	85	59
Professional fees	301	252	790	600
Regulatory assessments	246	225	501	471
Director fees	73	68	143	124
Correspondent bank service charges	19	19	39	38
Loss on California tax credit partnership	37	30	73	60
Net cost on operation of OREO	60	126	177	194
Other	575	627	1,143	1,166
Total noninterest expense	4,824	4,682	10,124	9,390
Income Before Provision for Taxes	3,257	3,392	6,151	5,370
Provision for Taxes on Income	1,236	1,329	2,361	2,079
Net Income	$2,021	$2,063	$3,790	$3,291

Net Income per common share
Basic	$0.12	$0.13	$0.23	$0.20
Diluted	$0.12	$0.13	$0.23	$0.20
Shares on which net income per common shares were based
Basic	16,373,996	16,373,996	16,373,996	16,373,996
Diluted	16,378,505	16,376,015	16,377,436	16,375,999

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net Income	$2,021	$2,063	$3,790	$3,291

Unrealized holdings gains (losses) on securities	249	(367)	308	(247)
Unrealized gains on unrecognized post-retirement costs	12	17	24	36
Other comprehensive income (loss), before tax	261	(350)	332	(211)
Tax (expense) benefit related to securities	(99)	147	(123)	99
Tax expense related to unrecognized post-retirement costs	(5)	(7)	(10)	(15)
Total other comprehensive income (loss)	157	(210)	199	(127)
Comprehensive income	$2,178	$1,853	$3,989	$3,164

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2014	15,425,086	$49,271	$33,730	$(175)	$82,826

Other comprehensive loss				(127)	(127)
Common stock dividends	310,045	1,629	(1,629)		—
Stock-based compensation expense		14			14
Net income			3,291		3,291
Balance June 30, 2015	15,735,131	$50,914	$35,392	$(302)	$86,004

Other comprehensive income				100	100
Common stock dividends	316,275	1,646	(1,646)		—
Stock-based compensation expense		12			12
Net income			3,519		3,519
Balance December 31, 2015	16,051,406	$52,572	$37,265	$(202)	$89,635

Other comprehensive income				199	199
Common stock dividends	322,590	1,673	(1,673)		—
Stock-based compensation expense		14			14
Net income			3,790		3,790
Balance June 30, 2016	16,373,996	$54,259	$39,382	$(3)	$93,638

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
(In thousands)	2016	2015
Cash Flows From Operating Activities:
Net Income	$3,790	$3,291
Adjustments to reconcile net income:to cash provided by operating activities:
(Recovery of provision) provision for credit losses	(10)	457
Depreciation and amortization	731	717
Amortization of investment securities	194	139
Accretion of investment securities	(19)	(14)
Increase in accrued interest receivable	(918)	(69)
Decrease in accrued interest payable	(1)	(12)
Decrease in accounts payable and accrued liabilities	(729)	(342)
Increase in unearned fees and unamortized loan origination costs, net	(1,401)	(707)
Decrease in income taxes receivable	1,956	1,997
Stock-based compensation expense	14	14
Benefit for deferred income taxes	194	82
(Gain) loss on sale of other real estate owned	(53)	1
Increase in cash surrender value of bank-owned life insurance	(264)	(258)
Gain on fair value option of financial liabilities	(471)	(199)
Loss on tax credit limited partnership interest	73	60
Net increase in other assets	(77)	(185)
Net cash provided by operating activities	3,009	4,972

Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	(4)	(3)
Purchase of correspondent bank stock	(101)	(147)
Purchases of available-for-sale securities	(14,940)	—
Maturities of available-for-sale securities	—	2,000
Principal payments of available-for-sale securities	3,330	3,149
Net increase in loans	(38,919)	(45,546)
Cash proceeds from sales of other real estate owned	2,410	41
Payoff of senior liens on other real estate owned	(705)	—
Investment in limited partnership	(66)	(118)
Capital expenditures of premises and equipment	(345)	(360)
Net cash used in investing activities	(49,340)	(40,984)

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	16,964	18,119
Net decrease in time deposits	(1,820)	(3,531)
Net cash provided by financing activities	15,144	14,588

Net decrease in cash and cash equivalents	(31,187)	(21,424)
Cash and cash equivalents at beginning of period	125,751	103,577
Cash and cash equivalents at end of period	$94,564	$82,153

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

Recently Issued Accounting Standards:

In June 2016, FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326). The FASB is issuing this Update to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The Update requires enhanced disclosures and judgments in estimating credit losses and also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impacts of this ASU on the consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). The Board is issuing this Update as part of its Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this Update were identified through outreach for the Simplification Initiative, pre-agenda research for the Private Company Council, and the August 2014 Post-Implementation Review Report on FASB No. 123(R), Share-Based Payment. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. We are currently evaluating the impacts of this ASU on the consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification® and creating Topic 842, Leases. This Update, along with IFRS 16, Leases, are the results of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet that objective and improve financial reporting. This ASU will be effective for public business entities for annual periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019), and interim periods therein. We are currently evaluating the impacts of this ASU on the consolidated financial statements.

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01 Financial Instruments-Overall: Recognition and Measurements of Financial Assets and Financial Liabilities. This ASU requires equity investments to be measured at fair value, with changes in fair value recognized in net income. The amendment also simplifies the impairment assessment of equity investments for which fair value is not readily determinable by requiring an entity to perform a qualitative assessment to identify impairment. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods therein. We are currently evaluating the impacts of this ASU on the consolidated financial statements. We are currently evaluating the impacts of this ASU on the consolidated financial statements, however, we believe the accounting and reporting for our mutual fund investments will be impacted.

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

2.	Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of June 30, 2016 and December 31, 2015:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
June 30, 2016
Securities available for sale:
U.S. Government agencies	$13,419	$330	$(4)	$13,745
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	24,628	372	—	25,000
Mutual Funds	4,000	—	(110)	3,890
Total securities available for sale	$42,047	$702	$(114)	$42,635

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2015
Securities available for sale:
U.S. Government agencies	$9,778	$453	$(108)	$10,123
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	16,835	175	(52)	16,958
Mutual Funds	4,000	—	(188)	3,812
Total securities available for sale	$30,613	$628	$(348)	$30,893

The amortized cost and fair value of securities available for sale at June 30, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns. Mutual funds are included in the "due in one year or less" category below.

	June 30, 2016
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$4,006	$3,896
Due after one year through five years	—	—
Due after five years through ten years	921	938
Due after ten years	12,492	12,801
Collateralized mortgage obligations	24,628	25,000
	$42,047	$42,635

There were no realized gains or losses on sales of available-for-sale securities for the three and six month periods ended June 30, 2016 and June 30, 2015. There were no other-than-temporary impairment losses for the three and six month periods ended June 30, 2016 and June 30, 2015.

At June 30, 2016, available-for-sale securities with an amortized cost of approximately $14,266,097 (fair value of $14,784,373) were pledged as collateral for FHLB borrowings and public funds balances.

The Company had no held-to-maturity or trading securities at June 30, 2016 or December 31, 2015.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
June 30, 2016	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$1,966	$(4)			$1,966	$(4)
Mutual Funds	—	—	3,890	(110)	3,890	(110)
Total impaired securities	$1,966	$(4)	$3,890	$(110)	$5,856	$(114)

December 31, 2015
Securities available for sale:
U.S. Government agencies	$79	$(108)	$—	$—	$79	$(108)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	9,913	(52)	—	—	9,913	(52)
Mutual Funds	—	—	3,812	(188)	3,812	(188)
Total impaired securities	$9,992	$(160)	$3,812	$(188)	$13,804	$(348)

Temporarily impaired securities at June 30, 2016, were comprised of one mutual fund and one U.S. government agency security.

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

At June 30, 2016, the decline in market value of the impaired mutual fund the one U.S. government agency security is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities, and it is not more likely than not that it will be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2016.

3.	Loans

Loans are comprised of the following:

(in 000's)	June 30, 2016	December 31, 2015
Commercial and Business Loans	$57,505	$54,503
Government Program Loans	1,977	1,323
Total Commercial and Industrial	59,482	55,826
Real Estate – Mortgage:
Commercial Real Estate	181,494	182,554
Residential Mortgages	101,300	68,811
Home Improvement and Home Equity loans	760	867
Total Real Estate Mortgage	283,554	252,232
Real Estate Construction and Development	138,174	130,596
Agricultural	46,763	52,137
Installment	29,236	24,527
Total Loans	$557,209	$515,318

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 10.7% of total loans at June 30, 2016 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 50.9% of total loans at June 30, 2016, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower.

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

Real estate construction and development loans, representing 24.8% of total loans at June 30, 2016, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 8.4% of total loans at June 30, 2016 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans represent 5.2% of total loans at June 30, 2016 and generally consist of student loans, loans to individuals for household, family and other personal expenditures such as credit cards, automobiles or other consumer items.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At June 30, 2016 and December 31, 2015, these financial instruments include commitments to extend credit of $112,516,000 and $107,084,000, respectively, and standby letters of credit of $2,717,000 and $3,295,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at June 30, 2016 (in 000's):

June 30, 2016	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$—	$—	$—	$57,505	$57,505	$—
Government Program Loans	—	—	—	—	1,977	1,977	—
Total Commercial and Industrial	—	—	—	—	59,482	59,482	—
Commercial Real Estate Loans	—	—	—	—	181,494	181,494	—
Residential Mortgages	—	—	451	451	100,849	101,300	—
Home Improvement and Home Equity Loans	—	—	—	—	760	760	—
Total Real Estate Mortgage	—	—	451	451	283,103	283,554	—

Real Estate Construction and Development Loans	460	—	—	460	137,714	138,174	—
Agricultural Loans	—	—	—	—	46,763	46,763	—
Consumer Loans	—	—	—	—	28,955	28,955	—
Overdraft Protection Lines	—	—	—	—	55	55	—
Overdrafts	—	—	—	—	226	226	—
Total Installment	—	—	—	—	29,236	29,236	—
Total Loans	$460	$—	$451	$911	$556,298	$557,209	$—

The following is a summary of delinquent loans at December 31, 2015 (in 000's):

December 31, 2015	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$—	$—	$—	$54,503	$54,503	$—
Government Program Loans	13	—	—	13	1,310	1,323	—
Total Commercial and Industrial	13	—	—	13	55,813	55,826	—
Commercial Real Estate Loans	721	—	—	721	181,833	182,554	—
Residential Mortgages	62	392	—	454	68,357	68,811	—
Home Improvement and Home Equity Loans	—	39	—	39	828	867	—
Total Real Estate Mortgage	783	431	—	1,214	251,018	252,232	—
Real Estate Construction and Development Loans	—	706	—	706	129,890	130,596	—
Agricultural Loans	—	—	—	—	52,137	52,137	—
Consumer Loans	—	650	—	650	23,657	24,307	—
Overdraft Protection Lines	—	—	—	—	61	61	—
Overdrafts	—	—	—	—	159	159	—
Total Installment	—	650	—	650	23,877	24,527	—
Total Loans	$796	$1,787	$—	$2,583	$512,735	$515,318	$—

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

Nonaccrual loans totaled $7,562,000 and $8,193,000 at June 30, 2016 and December 31, 2015, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at June 30, 2016 or December 31, 2015.

The following is a summary of nonaccrual loan balances at June 30, 2016 and December 31, 2015 (in 000's).

	June 30, 2016	December 31, 2015
Commercial and Business Loans	$227	$—
Government Program Loans	—	328
Total Commercial and Industrial	227	328

Commercial Real Estate Loans	1,178	1,243
Residential Mortgages	451	392
Home Improvement and Home Equity Loans	—	—
Total Real Estate Mortgage	1,629	1,635

Real Estate Construction and Development Loans	4,741	5,580
Agricultural Loans	—	—

Consumer Loans	965	650
Overdraft Protection Lines	—	—
Overdrafts	—	—
Total Installment	965	650
Total Loans	$7,562	$8,193

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

The following is a summary of impaired loans at June 30, 2016 (in 000's).

June 30, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$5,080	$630	$4,471	$5,101	$517	$5,155	$138
Government Program Loans	364	365	—	365	—	367	16
Total Commercial and Industrial	5,444	995	4,471	5,466	517	5,522	154

Commercial Real Estate Loans	1,510	—	1,511	1,511	493	1,438	47
Residential Mortgages	2,953	599	2,362	2,961	193	3,398	66
Home Improvement and Home Equity Loans	—	—	—	—	—	—	—
Total Real Estate Mortgage	4,463	599	3,873	4,472	686	4,836	113

Real Estate Construction and Development Loans	12,100	12,131	—	12,131	596	12,103	374
Agricultural Loans	6	6	—	6	—	11	4

Consumer Loans	965	—	965	965	—	864	35
Overdraft Protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	965	—	965	965	—	864	35
Total Impaired Loans	$22,978	$13,731	$9,309	$23,040	$1,799	$23,336	$680

(1) The recorded investment in loans includes accrued interest receivable of $62,000.
(2) Information is based on the six month period ended June 30, 2016.

The following is a summary of impaired loans at December 31, 2015 (in 000's).

December 31, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$4,855	$541	$4,333	$4,874	$530	$2,537	$302
Government Program Loans	327	327	—	327	—	358	29
Total Commercial and Industrial	5,182	868	4,333	5,201	530	2,895	331

Commercial Real Estate Loans	1,243	—	1,243	1,243	477	1,618	74
Residential Mortgages	4,032	1,051	2,999	4,050	158	4,092	185
Home Improvement and Home Equity Loans	—	—	—	—	—	11	—
Total Real Estate Mortgage	5,275	1,051	4,242	5,293	635	5,721	259

Real Estate Construction and Development Loans	12,489	5,340	7,179	12,519	1,282	7,781	820
Agricultural Loans	16	16	—	16	—	22	9

Consumer Loans	650	—	650	650	650	1,043	21
Overdraft Protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	650	—	650	650	650	1,043	21
Total Impaired Loans	$23,612	$7,275	$16,404	$23,679	$3,097	$17,462	$1,440

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

The average recorded investment in impaired loans for the quarters ended June 30, 2016 and 2015 was $23,163,000 and $15,867,000, respectively. Interest income recognized on impaired loans for the quarters ended June 30, 2016 and 2015 was approximately $317,000 and $144,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $87,000 and $41,000 for the quarters ended June 30, 2016 and 2015, respectively.

The average recorded investment in impaired loans for the six months ended June 30, 2016 and 2015 was $23,336,000 and $15,923,000, respectively. Interest income recognized on impaired loans for the six months ended June 30, 2016 and 2015 was approximately $680,000 and $391,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $236,000 and $200,000 for the six months ended June 30, 2016 and 2015, respectively.

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

The following tables illustrates TDR activity for the periods indicated:

Three Months Ended June 30, 2016
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	1	$395	$227	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	1	$395	$227	—	$—

Six Months Ended June 30, 2016
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	4	$1,021	$749	—	$—
Government Program Loans	1	100	100	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	5	$1,121	$849	—	$—

Three Months Ended June 30, 2015
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	—	$—	$—	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	—	$—	$—	—	$—

Six Months Ended June 30, 2015
($ in 000's)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts which Defaulted During Period	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	1	$258	$254	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	—	—	—	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft Protection Lines	—	—	—	—	—
Total Loans	1	$258	$254	—	$—

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At June 30, 2016, the Company had 29 restructured loans totaling $18,217,000 as compared to 29 restructured loans totaling $18,508,000 at December 31, 2015.

The following tables summarize TDR activity by loan category for the six months ended June 30, 2016 and June 30, 2015 (in 000's).

Six Months Ended June 30, 2016	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$898	$1,243	$3,533	$—	$12,168	$16	$650	$18,508

Defaults	—	—	—	—	—	—	—	—
Additions	849	—	—	—	—	—	—	849

Principal additions (reductions)	(511)	267	(1,133)	—	(68)	(10)	315	(1,140)

Ending balance	$1,236	$1,510	$2,400	$—	$12,100	$6	$965	$18,217

Allowance for loan loss	$43	$493	$186	$—	$—	$—	$596	$1,318

Six Months Ended June 30, 2015	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$1,306	$2,713	$4,225	$—	$6,029	$32	$695	$15,000

Defaults	—	—	—	—	—	—	—	—
Additions	—	—	254	—	—	—	—	254

Principal reductions	(331)	(1,411)	(841)	—	(159)	(7)	(46)	(2,795)

Ending balance	$975	$1,302	$3,638	$—	$5,870	$25	$649	$12,459

Allowance for loan loss	$18	$441	$150	$—	$80	$—	$132	$821

The following tables summarize TDR activity by loan category for the quarters ended June 30, 2016 and June 30, 2015.

Three months ended June 30, 2016	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$1,735	$1,557	$2,680	$—	$11,632	$10	$977	$18,591

Defaults	—	—	—	—	—	—	—	—
Additions	227	—	—	—	—	—	—	227

Principal (reductions) additions	(726)	(47)	(280)	—	468	(4)	(12)	(601)

Ending balance	$1,236	$1,510	$2,400	$—	$12,100	$6	$965	$18,217

Allowance for loan loss	$43	$493	$186	$0	$—	$—	$596	$1,318

Three months ended June 30, 2015	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$1,203	$2,646	$4,282	$—	$5,950	$28	$694	$14,803

Defaults	—	—	—	—	—	—	—	—
Additions	—	—	—	—	—	—	—	—

Principal reductions	(228)	(1,344)	(644)	—	(80)	(3)	(45)	(2,344)

Ending balance	$975	$1,302	$3,638	$—	$5,870	$25	$649	$12,459

Allowance for loan loss	$18	$441	$150	$—	$80	$—	$132	$821

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

The Company did not carry any loans graded as loss at June 30, 2016 or December 31, 2015.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for June 30, 2016 and December 31, 2015:

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
June 30, 2016
(in 000's)
Grades 1 and 2	$338	$—	$—	$20	$358
Grade 3	7,007	5,885	—	—	12,892
Grades 4 and 5 – pass	46,295	173,803	117,561	46,743	384,402
Grade 6 – special mention	1,339	628	911	—	2,878
Grade 7 – substandard	4,504	1,178	19,701	—	25,383
Grade 8 – doubtful	—	—	—	—	—
Total	$59,483	$181,494	$138,173	$46,763	$425,913

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2015
(in 000's)
Grades 1 and 2	$519	$—	$—	$50	$569
Grade 3	5,008	5,964	—	—	10,972
Grades 4 and 5 – pass	44,341	173,731	103,607	52,087	373,766
Grade 6 – special mention	946	1,616	—	—	2,562
Grade 7 – substandard	5,012	1,243	26,989	—	33,244
Grade 8 – doubtful	—	—	—	—	—
Total	$55,826	$182,554	$130,596	$52,137	$421,113

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
	Residential Mortgages	Home Improvement and Home Equity	Installment	Total	Residential Mortgages	Home Improvement and Home Equity	Installment	Total
(in 000's)
Not graded	$81,622	$733	$26,421	$108,776	$47,135	$839	$23,213	$71,187
Pass	17,436	27	1,850	19,313	19,466	28	664	20,158
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,242	—	—	2,242	2,210	—	650	2,860
Doubtful	—	—	965	965	—	—	—	—
Total	$101,300	$760	$29,236	$131,296	$68,811	$867	$24,527	$94,205

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

The following summarizes the activity in the allowance for credit losses by loan category for the six months ended June 30, 2016 and 2015 (in 000's).

Six Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
June 30, 2016
Beginning balance	$1,652	$1,449	$4,629	$655	$1,258	$70	$9,713
Provision (recovery of provision) for credit losses	837	225	(1,204)	(101)	(44)	277	(10)

Charge-offs	(842)	(22)	—	—	—	(16)	(880)
Recoveries	38	13	30	—	5	—	86
Net recoveries	(804)	(9)	30	—	5	(16)	(794)

Ending balance	$1,685	$1,665	$3,455	$554	$1,219	$331	$8,909
Period-end amount allocated to:
Loans individually evaluated for impairment	497	686	—	—	596	—	1,779
Loans collectively evaluated for impairment	1,188	979	3,455	554	623	331	7,130
Ending balance	$1,685	$1,665	$3,455	$554	$1,219	$331	$8,909

Six Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
June 30, 2015
Beginning balance	$1,219	$1,653	$6,278	$481	$293	$847	$10,771
Provision (recovery of provision) for credit losses	812	(170)	52	(31)	535	(741)	457

Charge-offs	(385)	—	—	—	(17)	(6)	(408)
Recoveries	571	126	30	—	4	1	732
Net charge-offs	186	126	30	—	(13)	(5)	324

Ending balance	$2,217	$1,609	$6,360	$450	$815	$101	$11,552
Period-end amount allocated to:
Loans individually evaluated for impairment	1,002	591	146	—	583	—	2,322
Loans collectively evaluated for impairment	1,215	1,018	6,214	450	232	101	9,230
Ending balance	$2,217	$1,609	$6,360	$450	$815	$101	$11,552

The following summarizes the activity in the allowance for credit losses by loan category for the quarters ended June 30, 2016 and 2015 (in 000's).

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
June 30, 2016
Beginning balance	$2,313	$1,459	$3,273	$545	$1,237	$892	$9,719
Recovery of provision for credit losses	193	200	182	9	(20)	(552)	12

Charge-offs	(839)	—	—	—	—	(9)	(848)
Recoveries	18	6	—	—	2	—	26
Net charge-offs	(821)	6	—	—	2	(9)	(822)

Ending balance	$1,685	$1,665	$3,455	$554	$1,219	$331	$8,909
Period-end amount allocated to:
Loans individually evaluated for impairment	497	686	—	—	596	—	1,779
Loans collectively evaluated for impairment	1,188	979	3,455	554	623	331	7,130
Ending balance	$1,685	$1,665	$3,455	$554	$1,219	$331	$8,909

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
June 30, 2015
Beginning balance	$2,075	$1,744	$6,209	$493	$761	$8	$11,290
Provision for credit losses	(22)	(254)	151	(43)	69	97	(2)

Charge-offs	(170)	—	—	—	(17)	(4)	(191)
Recoveries	334	119	—	—	2	—	455
Net charge-offs	164	119	0	0	(15)	(4)	264

Ending balance	$2,217	$1,609	$6,360	$450	$815	$101	$11,552
Period-end amount allocated to:
Loans individually evaluated for impairment	1,002	591	146	—	583	—	2,322
Loans collectively evaluated for impairment	1,215	1,018	6,214	450	232	101	9,230
Ending balance	$2,217	$1,609	$6,360	$450	$815	$101	$11,552

The following summarizes information with respect to the loan balances at June 30, 2016 and 2015.

	June 30, 2016			June 30, 2015
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and Business Loans	$5,101	$52,404	$57,505	$1,669	$57,927	$59,596
Government Program Loans	365	1,612	1,977	368	1,414	1,782
Total Commercial and Industrial	5,466	54,016	59,482	2,037	59,341	61,378

Commercial Real Estate Loans	1,511	179,983	181,494	1,302	162,165	163,467
Residential Mortgage Loans	2,961	98,339	101,300	3,915	71,930	75,845
Home Improvement and Home Equity Loans	—	760	760	—	994	994
Total Real Estate Mortgage	4,472	279,082	283,554	5,217	235,089	240,306

Real Estate Construction and Development Loans	12,131	126,043	138,174	6,200	151,327	157,527

Agricultural Loans	6	46,757	46,763	25	33,795	33,820

Installment Loans	965	28,271	29,236	1,103	9,613	10,716

Total Loans	$23,040	$534,169	$557,209	$14,582	$489,165	$503,747

4.	Deposits

Deposits include the following:

(in 000's)	June 30, 2016	December 31, 2015
Noninterest-bearing deposits	$272,058	$262,168
Interest-bearing deposits:
NOW and money market accounts	232,583	226,886
Savings accounts	64,969	63,592
Time deposits:
Under $250,000	55,919	58,122
$250,000 and over	11,420	11,037
Total interest-bearing deposits	364,891	359,637
Total deposits	$636,949	$621,805

Total brokered deposits included in time deposits above	$7,359	$8,546

5.	Short-term Borrowings/Other Borrowings

At  June 30, 2016, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $297,519,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $2,443,000. At June 30, 2016, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000 and a Fed Funds line of $20,000,000 with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of June 30, 2016, $2,583,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $427,940,000 in secured and unsecured loans were pledged at June 30, 2016, as collateral for borrowing lines with the Federal Reserve Bank totaling $297,519,000. At June 30, 2016, the Company had no outstanding borrowings.

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

6.	Supplemental Cash Flow Disclosures

	Six months ended June 30,
(in 000's)	2016	2015
Cash paid during the period for:
Interest	$666	$641
Income taxes	$210	$—
Noncash investing activities:
Loans transferred to foreclosed assets	$—	$42
OREO financed	$3,766	$—
Unrealized gain on securities	$308	$247

7.	Common Stock Dividend

On June 28, 2016, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of July 8, 2016, 160,492 additional shares were issued to shareholders on July 18, 2016. Because the stock dividend was considered a “small stock dividend,” approximately $886,791 was transferred from retained earnings to common stock based upon the $5.47 closing price of the Company’s common stock on the declaration date of June 28, 2016. There were no fractional shares paid. Except for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

During the first quarter of 2016, the Company's Board of Director's issued a one-percent (1%) stock dividend on the Company's outstanding common stock. Approximately $786,519 was transferred from retained earnings to common stock and 160,492 additional shares were issued to shareholders. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

8.	Net Income per Common Share

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (000's)	$2,021	$2,063	$3,790	$3,291

Weighted average shares issued	16,373,996	16,373,996	16,373,996	16,373,996
Add: dilutive effect of stock options	4,509	2,019	3,440	2,003
Weighted average shares outstanding adjusted for potential dilution	16,378,505	16,376,015	16,377,436	16,375,999

Basic earnings per share	$0.12	$0.13	$0.23	$0.20
Diluted earnings per share	$0.12	$0.13	$0.23	$0.20
Anti-dilutive stock options excluded from earnings per share calculation	20,000	128,000	20,000	128,000

9.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At June 30, 2016 and December 31, 2015, the Company had no recorded valuation allowance.

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

During August 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, in September 2015, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of June 30, 2016.

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

At June 30, 2016 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. We believe the 6.21% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At June 30, 2016, the total cumulative gain recorded on the debt is $4,685,000.

The fair value calculation performed at June 30, 2016 resulted in a pretax gain adjustment of $471,000 ($277,000, net of tax) for the six months ended June 30, 2016, compared to a pretax gain adjustment of $199,000 ($117,000, net of tax) for the six months ended June 30, 2015. Fair value gains and losses are reflected as a component of noninterest income on the consolidated statements of income.

The fair value calculation performed at June 30, 2016 resulted in a pretax gain adjustment of $113,000 ($66,000, net of tax) for the quarter ended June 30, 2016, compared to a pretax gain adjustment of $324,000 ($191,000, net of tax) for the quarter ended June 30, 2015.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

June 30, 2016
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$94,564	$94,564	$94,564	$—	$—
Interest-bearing deposits	1,532	1,532	—	1,532	—
Investment securities	42,635	42,635	3,890	38,745	—
Loans	549,759	544,085	—	—	544,085
Accrued interest receivable	3,138	3,138	—	3,138	—
Financial Liabilities:
Deposits:
Noninterest-bearing	272,058	272,058	272,058	—	—
NOW and money market	232,583	232,583	232,583	—	—
Savings	64,969	64,969	64,969	—	—
Time deposits	67,339	67,211	—	—	67,211
Total deposits	636,949	636,821	569,610		67,211
Junior subordinated debt	7,837	7,837	—	—	7,837
Accrued interest payable	28	28	—	28	—

December 31, 2015
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$125,751	$125,751	$125,751	$—	$—
Interest-bearing deposits	1,528	1,528	—	1,528	—
Investment securities	30,893	30,893	3,812	27,081	—
Loans	505,663	503,047	—	—	503,047
Accrued interest receivable	2,220	2,220	—	2,220	—
Financial Liabilities:
Deposits:
Noninterest-bearing	262,168	262,168	262,168	—	—
NOW and money market	226,886	226,886	226,886	—	—
Savings	63,592	63,592	63,592	—	—
Time deposits	69,159	69,031	—	—	69,031
Total deposits	621,805	621,677	552,646	—	69,031
Junior subordinated debt	8,300	8,300	—	—	8,300
Accrued interest payable	29	29	—	29	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the three or six month periods ended June 30, 2016.

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

Investments – Available for sale securities are valued based upon open-market price quotes obtained from reputable third-party brokers that actively make a market in those securities. Market pricing is based upon specific CUSIP identification for each individual security. To the extent there are observable prices in the market, the mid-point of the bid/ask price is used to determine fair value of individual securities. If that data is not available for the last 30 days, a Level 2-type matrix pricing approach based on comparable securities in the market is utilized. Level 2 pricing may include using a forward spread from the last observable trade or may use a proxy bond like a TBA mortgage to come up with a price for the security being valued. Changes in fair market value are recorded through other comprehensive loss as the securities are available for sale.

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

Off-Balance Sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated fair value of commitments to extend credit at June 30, 2016 and December 31, 2015.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheets and results of operations.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at June 30, 2016 and 2015:

June 30, 2016				December 31, 2015
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Discount Rate	6.21%	Junior Subordinated Debt	Discounted cash flow	Discount Rate	6.82%

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of June 30, 2016 (in 000’s):

Description of Assets	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$13,745	$—	$13,745	$—
U.S. Government collateralized mortgage obligations	25,000	—	25,000	—
Mutual Funds	3,890	3,890	—	—
Total AFS securities	$42,635	$3,890	$38,745	$—
Impaired loans (1):
Commercial and industrial	301	—	—	301
Real estate mortgage	—	—	—	—
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	$301	$—	$—	$301
Other real estate owned (1)	—	—	—	—
Total	$42,936	$3,890	$38,745	$301

Description of Liabilities	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$7,837	—	—	$7,837
Total	$7,837	—	—	$7,837

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

(1)Nonrecurring
(2)Recurring

The Company did not record a write-down on other real estate owned during the six months ended June 30, 2016 and recorded a $188,000 write-down on other real estate owned for the year ended December 31, 2015.

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015 (in 000's).

June 30, 2016
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range, Weighted Average
Impaired Loans:
Commercial and industrial	$301	Sales Comparison Approach	Adjustment for difference between comparable sales	7%-29%, 19.1%

December 31, 2015
Financial Instrument	Fair Value	Valuation Technique	Unobservable Input	Range, Weighted Average
Other real estate owned:
Real estate construction	$9,208	Discounted cash flow	Discount rate	1%-10%, 8.49%

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2016 and 2015 (in 000’s):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$7,948	$8,300	$10,238	$10,115
Total gains included in earnings	113	471	324	199
Capitalized interest	(224)	(934)	(646)	(398)
Ending balance	$7,837	$7,837	$9,916	$9,916
The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$113	$471	$324	$199

12.	Goodwill and Intangible Assets

At June 30, 2016, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2015. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is related to the Legacy Bank merger (Campbell reporting unit) completed during February 2007 and totaled approximately $2.9 million at June 30, 2016. The Company completed a "Step 0" analysis for the Campbell reporting unit as of March 31, 2016 and March 31, 2015, with no goodwill impairment.

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
Core Deposit Intangibles: The core deposit intangible asset related to the Legacy Bank merger, which totaled $3.0 million at the time of merger, was amortized over an estimated life of approximately seven years. At June 30, 2016, there was no remaining carrying value of the core deposit intangible related to the Legacy Bank merger. The Company recognized no amortization expense related to the Campbell operating unit during the six months ended June 30, 2016 and June 30, 2015. At June 30, 2016, there was no remaining carrying value of core deposit intangible related to the Taft branch acquisitions completed in April 2004.

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

Trends Affecting Results of Operations and Financial Position

The Company’s overall operations are impacted by a number of factors, including not only interest rates and margin spreads, which impact the results of operations, but also the composition of the Company’s balance sheet. One of the primary strategic goals of the Company is to maintain a mix of assets that will generate a reasonable rate of return without undue risk, and to finance those assets with a low-cost and stable source of funds. Liquidity and capital resources must also be considered in the planning process to mitigate risk and allow for growth. Net interest income has increased between the six months ended June 30, 2016 and 2015, totaling $13,277,000 for the six months ended June 30, 2016 as compared to $12,750,000 for the six months ended June 30, 2015. The increase in net interest income between 2015 and 2016 was primarily the result of reinvestment of low yielding overnight investments into the loan portfolio and growth in total interest-earning assets.

Average interest-earning assets increased approximately $64,503,000 between the six months ended June 30, 2016 and 2015. Components of the $64,503,000 increase in average earning assets between 2015 and 2016 included an increase of $27,552,000 in loans and an increase of $42,732,000 in overnight funds sold to the Federal Reserve Bank. During the past year, the Company’s cost of interest-bearing liabilities has remained stable, with the average cost of interest-bearing liabilities at 0.35% for the six months ended June 30, 2015, and 0.36% for the six months ended June 30, 2016.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 6/30/2016	YTD Average 12/31/15	YTD Average 6/30/2015
Loans	76.75%	79.68%	80.41%
Investment securities available for sale	6.18%	6.56%	7.80%
Interest-bearing deposits in other banks	0.23%	0.25%	0.25%
Interest-bearing deposits in FRB	16.84%	13.51%	11.54%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	22.41%	21.91%	22.17%
Money market accounts	39.00%	38.15%	37.16%
Savings accounts	17.46%	17.03%	16.59%
Time deposits	18.97%	20.33%	21.27%
Subordinated debentures	2.16%	2.58%	2.81%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

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

The residential real estate markets in the five county region from Merced to Kern has strengthened since 2013 and that trend has continued into the second quarter of 2016. The severe declines in residential construction and home prices that began in

2008 have ended and home prices are now rising on a year-over-year basis. The sustained period of double-digit price declines from 2008–2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, it will also maintain its commitment to the reduction of nonperforming assets and provision of options for borrowers experiencing difficulties. Those options include combinations of rate and term concessions, as well as forbearance agreements with borrowers.

As a result of improvements in the economy, the Company has experienced significant increases in the loan portfolio between 2015 and 2016. During the six months ended June 30, 2016, the Company experienced increases in real estate mortgage loans, agricultural loans, and installment loans but experienced decreases in commercial and industrial loans and real estate construction and development loans compared to the same period ended June 30, 2015. Loans increased $41,891,000 between December 31, 2015 and June 30, 2016, and increased $53,462,000 between June 30, 2015 and June 30, 2016. Commercial and industrial loans increased $3,656,000 between December 31, 2015 and June 30, 2016 and decreased $1,896,000 between June 30, 2015 and June 30, 2016. Real estate mortgage loans increased $31,322,000 between December 31, 2015 and June 30, 2016, and $43,248,000 between June 30, 2015 and June 30, 2016. The increases in real estate mortgage loans are primarily due to residential mortgage loan pools purchased in March and June 2016. Agricultural loans decreased $5,374,000 between December 31, 2015 and June 30, 2016 and increased $12,943,000 between June 30, 2015 and June 30, 2016.  Commercial real estate loans (a component of real estate mortgage loans) continue to represent a significant portion of the total loan portfolio. Commercial real estate loans amounted to 32.57%, 35.43%, and 32.45%, of the total loan portfolio at June 30, 2016, December 31, 2015, and June 30, 2015, respectively. Residential mortgage loans are not generally not originated by the Company, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $101,300,000 or 18.18% of the portfolio at June 30, 2016, $68,811,000, or 13.35% of the portfolio at December 31, 2015, and $75,845,000 or 15.06% of the portfolio at June 30, 2015. The Company held no loan participation purchases at June 30, 2015, December 31, 2015 or June 30, 2016. Loan participations sold increased from $9,232,000, or 1.83%, of the portfolio at June 30, 2015, to $29,025,000, or 5.6% of the portfolio, at December 31, 2015, and decreased to $35,224,000, or 6.3% of the portfolio, at June 30, 2016.

Although market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped keep the Company's cost of funds low. The Company’s net interest margin decreased to 4.00% for the six months ended June 30, 2016, when compared to 4.28% for the six months ended June 30, 2015. The net interest margin has declined due to declines in the the loan portfolio yield in addition to growth in overnight balances with the Federal Reserve Bank, which is a lower yielding asset. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. Loans yielded 5.23% during the six months ended June 30, 2016, as compared to 5.39% for the six months ended June 30, 2015.  The Company’s average cost of funds remained stable at 0.36% for the six months ended June 30, 2016, as compared to 0.35% for the six months ended June 30, 2015. Since the Company does not intend to increase its current level of brokered deposits, the level of brokered deposits is expected to remain relatively constant at least in the short-term. Currently CDARs reciprocal deposits are the only brokered deposits in the Company. CDARs reciprocal deposits are preferred by some depositors.

Total noninterest income of $2,988,000 reported for the six months ended June 30, 2016 increased $521,000 or 21.12% as compared to the six months ended June 30, 2015. This increase is attributed to a gain of $471,000 on the fair value of a financial liability as compared to a gain of $199,000 for the same period in 2015. Noninterest income continues to be driven by customer service fees, which increased to $1,943,000 for the six months ended June 30, 2016 as compared to $1,699,000 for the three months ended June 30, 2015.

Noninterest expense increased approximately $734,000 or 7.82% between the six months ended June 30, 2015 and June 30, 2016. The increase experienced during the six months ended June 30, 2016, was primarily the result of increases of $354,000 in employee salary and benefit expenses, $141,000 in occupancy expense, and $190,000 in professional fees.

On June 28, 2016, the Company’s Board of Directors declared a one-percent (1%) quarterly stock dividend on the Company’s outstanding common stock. The Company believes that, given the current uncertainties in the economy, it is prudent to retain capital and better position the Company for future growth opportunities. Based upon the number of outstanding common shares on the record date of July 8, 2016, an additional 160,492 shares were issued to shareholders. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to the 1% stock dividends to shareholders for all periods presented.

The Company has sought to maintain a strong, yet conservative balance sheet while continuing to reduce the level of nonperforming assets and improve liquidity during the six months ended June 30, 2016. Total assets increased approximately $18,426,000 during the six months ended June 30, 2016, including increases of $11,742,000 in investment securities and $44,096,000 in net loans, partially offset by a decrease of $22,561,000 in overnight investments with the Federal Reserve Bank. Total deposits increased $15,144,000, including increases of $9,890,000 in noninterest-bearing deposits and $5,697,000 in NOW and money market accounts, partially offset by a $1,820,000 decrease in time deposits during the six months ended June 30, 2016. Average loans comprised approximately 76.75% and 80.41% of overall average earning assets during the six months ended June 30, 2016 and June 30, 2015, respectively.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, remained relatively high during the six months ended June 30, 2016, but decreased $5,972,000 from a balance of $32,094,000 at December 31, 2015 to a balance of $26,122,000 at June 30, 2016. Nonaccrual loans, totaling $7,562,000 at June 30, 2016, decreased $631,000 from the balance of $8,193,000 reported at December 31, 2015. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $639,000 during the six months ended June 30, 2016 to a balance of $23,040,000 at June 30, 2016. Other real estate owned through foreclosure decreased to a balance of $7,454,000 at June 30, 2016 as compared to a balance of $12,873,000 at December 31, 2015. The decrease in other real estate owned is a result of sales on three other real estate owned properties. Nonperforming assets as a percentage of total assets decreased from 4.42% at December 31, 2015 to 3.51% at June 30, 2016.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	June 30, 2016	December 31, 2015	June 30, 2015
(Recovery of provision) provision for credit losses during period	$(10)	$(41)	$457
Allowance as % of nonperforming loans	47.72%	50.53%	81.70%

Nonperforming loans as % total loans	3.35%	3.73%	2.81%
Restructured loans as % total loans	3.27%	3.59%	2.47%

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Restructured loan balances are comprised of 29 loans totaling $18,217,000 at June 30, 2016, compared to 29 loans totaling $18,508,000 at December 31, 2015.

The Company recorded a recovery of provision of $10,000 to the allowance for credit losses during the six months ended June 30, 2016, as compared to a provision of $457,000 for the six months ended June 30, 2015. Net loan and lease charge-offs during the six months ended June 30, 2016 totaled $794,000 as compared to net recoveries of $324,000 for the six months ended June 30, 2015. The Company charged-off, or had partial charge-offs on, 10 loans during the six months ended June 30, 2016, as compared to 4 loans during the same period ended June 30, 2015, and 9 loans during the year ended December 31, 2015. The annualized percentage net charge-offs to average loans were 0.31% for the six months ended June 30, 2016 and 0.21% for the year ended December 31, 2015, as compared to net recoveries of 0.14% for the six months ended June 30, 2015. The Company's net loans increased from $504,130,000 at June 30, 2015 to $558,668,000 at June 30, 2016, however the Company did not record a provision to the allowance for credit losses during that period. Management evaluates its estimate of the allowance for credit losses quarterly and believes it adequately covers the estimated losses inherent in the loan portfolio.

Deposits increased by $15,144,000 during the six months ended June 30, 2016, primarily due to increases of $9,890,000 in noninterest bearing deposits. The Company continues to maintain a low reliance on brokered deposits, while maintaining sufficient liquidity. Currently, the Company does not utilize wholesale funding sources. Brokered deposits totaled $7,359,000 or 1.16% of total deposits at June 30, 2016, as compared to $8,546,000, or 1.37%, of total deposits at December 31, 2015, and $11,504,000, or 1.98%, of total deposits at June 30, 2015.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have remained low during the first six months of 2016. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 1.94% at June 30, 2016, as compared to 1.90% at December 31, 2015. Pursuant to fair value accounting guidance, the Company has recorded $471,000 in pretax fair value gain on its junior subordinated debt during the six months ended June 30, 2016, bringing the total cumulative gain recorded on the debt to $4,685,000 at June 30, 2016.

The Company continues to emphasize relationship banking and core deposit growth, and has focused greater attention on its market area of Fresno, Madera, and Kern Counties, as well as Campbell, in Santa Clara County. The San Joaquin Valley and other California markets are exhibiting stronger demand for construction lending and commercial lending from small and medium size businesses, as commercial and residential real estate markets have shown improvements.

Results of Operations

On a year-to-date basis, the Company reported net income of $3,790,000 or $0.23 per share ($0.23 diluted) for the six months ended June 30, 2016, as compared to $3,291,000 or $0.20 per share ($0.20 diluted) for the same period in 2015. The Company’s return on average assets was 1.03% for the six months ended June 30, 2016, as compared to 0.98% for the six months ended June 30, 2015. The Company’s return on average equity was 8.30% for the six months ended June 30, 2016, as compared to 7.85% for the six months ended June 30, 2015.

For the quarters ended June 30, 2016 and 2015, the Company reported net income of $2,021,000 or $0.12 per share ($0.12 diluted) and $2,063,000 or $0.13 per share ($0.13 diluted), respectively. The Company’s return on average assets was 1.07% for the quarter ended June 30, 2016, compared to 1.21% for the quarter ended June 30, 2015. The Bank’s return on average equity was 8.76% for the quarter ended June 30, 2016, compared to 9.70% for the quarter ended June 30, 2015.

Net Interest Income

Net interest income totaled $13,277,000 for the six months ended June 30, 2016, representing an increase of $527,000, or 4.13%, when compared to the $12,750,000 reported for the same period of the previous year.

The Company’s year-to-date net interest margin, as shown in Table 1, decreased to 4.00% for the six months ended June 30, 2016 from 4.28% for the same period ended June 30, 2015, an decrease of 28 basis points (100 basis points = 1%) between the two periods. The decline in net interest margin between the six months ended June 30, 2016 and 2015 is attributed to a substantial increase in average balances of interest-bearing deposits in FRB, which is a lower yielding asset compared to loans. The prime rate was raised from 3.25% to 3.50% in December 2015.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended June 30, 2016 and 2015

		2016			2015
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans and leases (1)	$518,468	$6,658	5.16%	$498,981	$6,634	5.33%
Investment Securities – taxable (3)	43,486	185	1.71%	45,980	166	1.45%
Interest-bearing deposits in other banks	1,531	2	0.53%	1,524	1	0.26%
Interest-bearing deposits in FRB	121,738	151	0.50%	61,424	37	0.24%
Total interest-earning assets	685,223	$6,996	4.10%	607,909	$6,838	4.51%
Allowance for credit losses	(9,716)			(11,410)
Noninterest-earning assets:
Cash and due from banks	21,682			21,806
Premises and equipment, net	10,552			11,263
Accrued interest receivable	2,332			1,630
Other real estate owned	9,090			14,018
Other assets	35,423			38,466
Total average assets	$754,586			$683,682
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$84,927	$26	0.12%	$79,983	$28	0.14%
Money market accounts	145,944	138	0.38%	134,804	110	0.33%
Savings accounts	64,794	32	0.20%	58,407	32	0.22%
Time deposits	70,876	76	0.43%	75,954	83	0.44%
Other borrowings	—	—	0.00%	—	—	0.00%
Junior subordinated debentures	7,914	58	2.95%	10,198	59	2.32%
Total interest-bearing liabilities	374,455	$330	0.35%	359,346	$312	0.35%
Noninterest-bearing liabilities:
Noninterest-bearing checking	280,649			231,072
Accrued interest payable	72			68
Other liabilities	6,873			7,915
Total Liabilities	662,049			598,401

Total shareholders' equity	92,537			85,281
Total average liabilities and shareholders' equity	$754,586			$683,682
Interest income as a percentage of average earning assets			4.10%			4.51%
Interest expense as a percentage of average earning assets			0.19%			0.21%
Net interest margin			3.91%			4.30%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan costs of approximately $710,000 for the quarter ended June 30, 2016 and loan costs of $2,000 for the quarter ended June 30, 2015.

(2)	Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation

(3)	Yields on investments securities are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

For the quarter ended June 30, 2016, total interest income increased $158,000 or 2.31%, as compared to the quarter ended June 30, 2015. Comparing those two periods, average interest earning assets increased $77,314,000, with an increase in loans and leases of $19,487,000 and $60,314,000 on balances held at the Federal Reserve Bank. The average yield on total interest-earning assets decreased 41 basis points, primarily due to an increase in overnight balances at the Federal Reserve Bank, which are a lower yielding asset compared to loans and investments. Yields on interest bearing deposits at the Federal Reserve Bank and other banks increased for the quarter ended June 30, 2015 as a result of the 0.25% interest rate increase effective December 2015. For the quarter ended June 30, 2016, total interest expense increased $18,000 or 5.77% as compared to the quarter ended June 30, 2015, as a result of a $15,109,000 increase in interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 0.35% for the quarter ended June 30, 2016, compared to 0.35% for the same period ended June 30, 2015.

Interest rates and Interest Differentials
Six months ended June 30, 2016 and 2015

		2016			2015
(dollars in 000's)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans and leases (1)	$510,522	$13,288	5.23%	$482,970	$12,913	5.39%
Investment Securities – taxable (3)	41,075	374	1.83%	46,863	380	1.64%
Interest-bearing deposits in other banks	1,530	4	0.53%	1,523	3	0.40%
Interest-bearing deposits in FRB	112,029	276	0.50%	69,297	83	0.24%
Total interest-earning assets	665,156	$13,942	4.20%	600,653	$13,379	4.49%
Allowance for credit losses	(9,705)			(11,117)
Noninterest-earning assets:
Cash and due from banks	22,262			21,509
Premises and equipment, net	10,666			11,360
Accrued interest receivable	2,127			1,562
Other real estate owned	11,005			14,014
Other assets	36,460			40,333
Total average assets	$737,971			$678,314
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$83,870	$51	0.12%	$79,946	$54	0.14%
Money market accounts	145,987	277	0.38%	134,011	215	0.32%
Savings accounts	65,341	69	0.21%	59,834	74	0.25%
Time deposits	71,019	152	0.43%	76,721	169	0.44%
Other borrowings	—	—	0.00%	—	—	0.00%
Junior subordinated debentures	8,091	116	2.88%	10,139	117	2.33%
Total interest-bearing liabilities	374,308	$665	0.36%	360,651	$629	0.35%
Noninterest-bearing liabilities:
Noninterest-bearing checking	265,252			225,421
Accrued interest payable	73			74
Other liabilities	6,725			7,585
Total Liabilities	646,358			593,731

Total shareholders' equity	91,613			84,583
Total average liabilities and shareholders' equity	$737,971			$678,314
Interest income as a percentage of average earning assets			4.20%			4.49%
Interest expense as a percentage of average earning assets			0.20%			0.21%
Net interest margin			4.00%			4.28%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan costs of approximately $36,000 and loan fees of $108,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the six months ended June 30, 2016 compared to June 30, 2015
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$375	$(372)	$747
Investment securities available for sale	(6)	43	(49)
Interest-bearing deposits in other banks	1	1	—
Interest-bearing deposits in FRB	193	68	125
Total interest income	563	(260)	823
Increase (decrease) in interest expense:
Interest-bearing demand accounts	59	38	21
Savings and money market accounts	(5)	(11)	6
Time deposits	(17)	(5)	(12)
Other borrowings	—	—	—
Subordinated debentures	(1)	25	(26)
Total interest expense	36	47	(11)
Increase in net interest income	$527	$(307)	$834

The overall average yield on the loan portfolio was 5.23% for the six months ended June 30, 2016, as compared to 5.39% for the six months ended June 30, 2015. At June 30, 2016, 47.0% of the Company's loan portfolio consisted of floating rate instruments, as compared to 43.2% of the portfolio at December 31, 2015, with the majority of those tied to the prime rate. Approximately 30.2% or $79,015,000 of the floating rate loans had rate floors at June 30, 2016, making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. Approximately $1,069,000 of the $79,015,000 in loans with floors have floor spreads of 100 basis points or more, meaning that interest rates would need to increase more than 1% (or 100 basis points) before the rates on those loans would increase and effectively become floating rate loans again. Of the $79,015,000 in loans which comprise floating rate loans with floors, $610,000 will mature in one year or less.

For the six months ended June 30, 2016, total interest income increased approximately $563,000 or 4.21% as compared to the six months ended June 30, 2015. Earning asset volumes for loans and leases increased $27,552,000 on average. Available for sale investment securities decreased $5,788,000 and overnight investments with the FRB increased $42,732,000 between the two periods. The average rates on loans decreased 16 basis points between the two periods, and the average rate on investment securities increased approximately 19 basis points during the six months ended June 30, 2016 as compared to the same period of 2015.

For the six months ended June 30, 2016, total interest expense increased approximately $36,000, or 5.72% as compared to the six months ended June 30, 2015. Between those two periods, average interest-bearing liabilities increased by $13,657,000, while the average rates paid on these liabilities remained unchanged.

Table 3. Changes in Noninterest Income

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2016 and 2015:

(in 000's)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Amount of Change	Percent Change
Customer service fees	$1,943	$1,699	$244	14.36%
Increase in cash surrender value of BOLI/COLI	264	258	6	2.33%
Gain on fair value of financial liability	471	199	272	136.68%
Other	310	311	(1)	(0.32)%
Total noninterest income	$2,988	$2,467	$521	21.12%

Noninterest income for the six months ended June 30, 2016 increased $521,0000 or 21.12% when compared to the same period of 2015. Customer service fees, the primary component of noninterest income, increased $244,000 or 14.36% between the two periods presented. The increase in noninterest income of $521,000 between the two periods is primarily the result of a $471,000 gain recorded on the fair value of a financial liability for the six months ended June 30, 2016 as compared to a $199,000 gain on the fair value of a financial liability recorded for the same period in 2015. The change in the fair value of financial liability was primarily caused by fluctuations in the LIBOR yield curve.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the six months ended June 30, 2016 and 2015:

Table 4. Changes in Noninterest Expense

(in 000's)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Amount of Change	Percent Change
Salaries and employee benefits	$5,058	$4,704	$354	7.53%
Occupancy expense	2,115	1,974	141	7.14%
Data processing	85	59	26	44.07%
Professional fees	790	600	190	31.67%
FDIC/DFI insurance assessments	501	471	30	6.37%
Director fees	143	124	19	15.32%
Correspondent bank service charges	39	38	1	2.63%
Loss on California tax credit partnership	73	60	13	21.67%
Net cost on operation of OREO	177	194	(17)	(8.76)%
Other	1,143	1,166	(23)	(1.97)%
Total expense	$10,124	$9,390	$734	7.82%

Noninterest expense increased $734,000 between the six months ended June 30, 2016 and 2015. The net increase in noninterest expense between the comparative periods is primarily the result of increases in salaries and employee benefits, occupancy expense and professional fees.

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

The Company has reviewed all of its tax positions as of June 30, 2016, and has determined that, there are no material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets increased $18,426,000, or 2.54% to a balance of $744,070,000 at June 30, 2016, from the balance of $725,644,000 at December 31, 2015, and increased $61,750,000, or 9.05%, from the balance of $682,320,000 at June 30, 2015. Total deposits of $636,949,000 at June 30, 2016, increased $15,144,000, or 2.44%, from the balance reported at December 31, 2015, and increased $56,988,000, or 9.83%, from the balance of $579,961,000 reported at June 30, 2015. Cash and cash equivalents decreased $31,187,000, or 24.80%, between December 31, 2015 and June 30, 2016; net loans increased $44,096,000, or 8.72%, to a balance of $549,759,000; and investment securities increased $11,742,000, or 38.01%, during the first six months of 2016.

Earning assets averaged approximately $665,156,000 during the six months ended June 30, 2016, as compared to $600,653,000 for the same period in 2015. Average interest-bearing liabilities increased to $374,308,000 for the six months ended June 30, 2016, from $360,651,000 reported for the comparative period of 2015.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $557,209,000 at June 30, 2016, an increase of $41,891,000, or 8.13%, when compared to the balance of $515,318,000 at December 31, 2015, and an increase of $53,462,000, or 10.61%, when compared to the balance of $503,747,000 reported at June 30, 2015. Loans on average increased $27,552,000, or 5.70%, between the six months ended June 30, 2015 and June 30, 2016, with loans averaging $510,522,000 for the six months ended June 30, 2016, as compared to $482,970,000 for the same period of 2015.

During the first six months of 2016, increases were experienced in some loan categories. Real estate mortgage loans and real estate construction and development loans increased $31,322,000, or 12.42%, and $7,578,000, or 5.80%, respectively, during the first six months of 2016. The Company purchased $40,609,000 in residential mortgage pools during the first half of the year. Agricultural loans decreased $5,374,000, or 10.31%, during the same period.

The following table sets forth the amounts of loans outstanding by category at June 30, 2016 and December 31, 2015, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	June 30, 2016		December 31, 2015
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$59,482	10.7%	$55,826	10.8%	$3,656	6.55%
Real estate – mortgage	283,554	50.9%	252,232	48.9%	31,322	12.42%
RE construction & development	138,174	24.8%	130,596	25.3%	7,578	5.80%
Agricultural	46,763	8.4%	52,137	10.1%	(5,374)	-10.31%
Installment/other	29,236	5.2%	24,527	4.9%	4,709	19.20%
Total Gross Loans	$557,209	100.0%	$515,318	100.0%	$41,891	8.13%

Deposits

Total deposits were $636,949,000 at June 30, 2016, representing an increase of $15,144,000, or 2.44% from the balance of $621,805,000 reported at December 31, 2015, and an increase of $56,988,000, or 9.83% from the balance of $579,961,000 reported at June 30, 2015.

The following table sets forth the amounts of deposits outstanding by category at June 30, 2016 and December 31, 2015, and the net change between the two periods presented.

Table 6. Deposits

(in 000's)	June 30, 2016	December 31, 2015	Net Change	Percentage Change
Noninterest bearing deposits	$272,058	$262,168	$9,890	3.77%
Interest bearing deposits:
NOW and money market accounts	232,583	226,886	5,697	2.51%
Savings accounts	64,969	63,592	1,377	2.17%
Time deposits:
Under $250,000	55,919	58,122	(2,203)	-3.79%
$250,000 and over	11,420	11,037	383	3.47%
Total interest bearing deposits	364,891	359,637	5,254	1.46%
Total deposits	$636,949	$621,805	$15,144	2.44%

The Company's deposit base consists of two major components represented by noninterest bearing (demand) deposits and interest bearing deposits, totaling $272,058,000 and $364,891,000 at June 30, 2016, respectively. Interest bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest bearing deposits increased $5,254,000, or 1.46%, between December 31, 2015 and June 30, 2016, and noninterest bearing deposits increased $9,890,000, or 3.77% between the same two periods presented. Included in the increase of $5,254,000 in interest bearing deposits during the six months ended June 30, 2016, are increases of $5,697,000 in NOW and money market accounts and $1,377,000 in savings accounts. Time deposits decreased $1,820,000.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 97.05% and 96.85% of the total deposit portfolio at June 30, 2016 and December 31, 2015, respectively. Brokered deposits totaled $7,359,000 at June 30, 2016, as compared to $8,546,000 at December 31, 2015, and $11,504,000 at June 30, 2015. Brokered deposits were 1.16% and 1.37% of total deposits at June 30, 2016 and December 31, 2015, respectively.

On a year-to-date average, the Company experienced an increase of $55,536,000, or 9.64%, in total deposits between the six months ended June 30, 2016 and June 30, 2015. Between these two periods, average interest bearing deposits increased $15,705,000 or 4.48%, and total noninterest-bearing deposits increased $39,831,000, or 17.67%, on a year-to-date average basis.

Short-Term Borrowings

At June 30, 2016, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $297,519,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $2,443,000. At June 30, 2016, the Company had uncollateralized lines of credit with both Pacific Coast Bankers Bank ("PCBB") and Zion's Bank, totaling $10,000,000 and $20,000,000, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At June 30, 2016 and June 30, 2015, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $302,456,000, collateralized FHLB lines of credit totaling $2,854,000, an uncollateralized line of credit with PCBB of $10,000,000, and an uncollateralized line of credit with Zions Bank of $20,000,000 at December 31, 2015.

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At June 30, 2016, impaired and classified loans totaled $38,678,000, or 6.9%, of gross loans as compared to $39,512,000 or 7.7% of gross loans at December 31, 2015.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at June 30, 2016 and December 31, 2015, as well as classified loans at those period-ends.

(in 000's)	June 30, 2016	December 31, 2015
Specific allowance – impaired loans	$1,779	$3,097
Formula allowance – classified loans not impaired	1,356	1,385
Formula allowance – special mention loans	75	75
Total allowance for special mention and classified loans	3,210	4,557

Formula allowance for pass loans	5,368	5,086
Unallocated allowance	331	70
Total allowance for loan losses	$8,909	$9,713

Impaired loans	23,040	23,612
Classified loans not considered impaired	15,638	15,900
Total classified loans / impaired loans	$38,678	$39,512
Special mention loans not considered impaired	$2,604	$2,562

Impaired loans decreased $639,000 between December 31, 2015 and June 30, 2016 and the specific allowance related to impaired loans decreased $1,318,000 between December 31, 2015 and June 30, 2016. The formula allowance related to classified and special mention unimpaired loans decreased by $29,000 between December 31, 2015 and June 30, 2016. The unallocated allowance increased from $70,000 at December 31, 2015 to $331,000 at June 30, 2016. The increase in unallocated allowance is the result of declining historical loss factors and a decrease in specific allowance on impaired loans. While economic conditions have improved and there has been a corresponding reduction in required loss reserves, the Company has a concentration in loans to finance CRE, construction and land development activities not secured by real estate. These loans have inherently higher risk characteristics and management believes maintaining additional, unallocated reserves to address the inherent losses in these loans that is not reflected in the Company's ALLL methodology is reasonable and appropriate. Further, the level of unallocated reserve is within the Company's policy limits. The level of “pass” loans increased approximately $49,089,000 between December 31, 2015 and June 30, 2016. The related formula allowance increased $282,000 during the same period. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis.

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

The general reserve requirements (ASC 450-70) decreased with the continued strengthening of local, state, and national economies and their impact on our local lending base, which has resulted in a lower qualitative component for the general reserve calculation. These positive factors were partially offset by the Company including OREO financial results in loss history and extending the look back period used to capture the loss history for the quantitative portion of the ALLL. In the third quarter of 2013, the look back period was changed from 4 years to stake-in-the-ground (December 31, 2005), in an effort to include higher losses experienced during the credit crisis. Changes in the mix of historical losses in the look back period resulted in a reallocation of the general reserve component of the allowance amount within the various loan segments as compared to June 30, 2016, as loss experience by segment has fluctuated over time. The stake-in-the-ground methodology requires the Company to use December 31, 2005, as the starting point of the look back period to capture loss history. Time horizons are subject to Management's assessment of the current period, taking into consideration changes in business cycles and environment changes.

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

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At June 30, 2016, included in impaired loans, were troubled debt restructures totaling $18,217,000. Nonaccrual loans, totaling $7,111,000, were included in that balance. The remaining troubled debt restructures, totaling $11,106,000, were current with regards to payments, and were performing according to their modified contractual terms.

The largest category of impaired loans at June 30, 2016 was real estate construction loans, comprising approximately 52.65% of total impaired loans. Commercial and industrial loans and real estate mortgage loans represented approximately 23.72% and 19.41%, respectively, of total impaired loan balances at June 30, 2016. Of the $5,466,000 in commercial and industrial impaired loans reported at June 30, 2016, one loan, with a recorded investment of $84,000, was secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at June 30, 2016, approximately $17,651,000, or 76.6%, are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at June 30, 2016 and December 31, 2015.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	June 30, 2016	June 30, 2016	December 31, 2015	December 31, 2015
Commercial and industrial	$5,466	$517	$5,201	$530
Real estate – mortgage	4,472	686	5,293	635
RE construction & development	12,131	596	12,519	1,282
Agricultural	6	—	16	—
Installment/other	965	—	650	650
Total Impaired Loans	$23,040	$1,799	$23,679	$3,097

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At June 30, 2016, approximately $3,910,000 of the total $18,217,000 in TDRs was comprised of real estate mortgages. An additional $12,100,000 was related to real estate construction and development loans. Reserve amounts for real estate construction and development impaired loans declined between December 31, 2015 and June 30, 2016, primarily due to the Company securing collateral on one loan which previously had a reserve amount allocated to it.

Total troubled debt restructurings decreased 1.57% at June 30, 2016 compared to December 31, 2015. Nonaccrual TDRs decreased by 4.93% while accruing TDRs increased by 0.71% over the same period. Within TDR categories, total residential mortgages and real estate construction TDRs showed a decrease of 5.51%. Many of these credits are related to real estate projects that slowed significantly or stalled during the recession, leading the Company to pursue restructuring of the qualified credits allowing the real estate market time to recover and developers opportunity to finish projects at a slower pace. Concessions granted in these circumstances include lengthened maturities and/or rate reductions that enabled the borrower to finish the projects and may be entirely successful. In large part, current successes are related to a recovering real estate market.

The following table summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at June 30, 2016 and December 31, 2015.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	June 30, 2016	June 30, 2016	June 30, 2016
Commercial and industrial	$1,236	$227	$1,009
Real estate - mortgage:
Commercial real estate	1,510	1,178	332
Residential mortgages	2,400	—	2,400
Home equity loans	—	—	—
Total real estate mortgage	3,910	1,178	2,732
RE construction & development	12,100	4,741	7,359
Agricultural	6	—	6
Installment/other	965	965	—
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$18,217	$7,111	$11,106

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2015	December 31, 2015	December 31, 2015
Commercial and industrial	$898	$327	$571
Real estate - mortgage:
Commercial real estate	1,243	1,243	—
Residential mortgages	3,533	—	3,533
Home equity loans	—	—	—
Total real estate mortgage	4,776	1,243	3,533
RE construction & development	12,168	5,260	6,908
Agricultural	16	—	16
Installment/other	650	650	—
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$18,508	$7,480	$11,028

Of the $18,217,000 in total TDRs at June 30, 2016, $7,111,000 were on nonaccrual status at period-end. Of the $18,508,000 in total TDRs at December 31, 2015, $7,480,000 were on nonaccrual status at period-end. As of June 30, 2016, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

The following table summarizes special mention loans by type at June 30, 2016 and December 31, 2015.

(in thousands)	June 30, 2016	December 31, 2015
Commercial and industrial	$1,339	$946
Real estate - mortgage:
Commercial real estate	628	1,616
Residential mortgages	—	—
Home equity loans	—	—
Total real estate mortgage	628	1,616
RE construction & development	911	—
Agricultural	—	—
Installment/other	—	—
Commercial lease financing	—	—
Total Special Mention Loans	$2,878	$2,562

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

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the six months ended June 30, 2016 and June 30, 2015.

Table 7. Allowance for Credit Losses - Summary of Activity

(in 000's)	June 30, 2016	June 30, 2015
Total loans outstanding at end of period before deducting allowances for credit losses	$558,668	$504,130
Average loans outstanding during period	510,522	482,970

Balance of allowance at beginning of period	9,713	10,771
Loans charged off:
Real estate	(22)	—
Commercial and industrial	(842)	(385)
Installment and other	(16)	(23)
Total loans charged off	(880)	(408)
Recoveries of loans previously charged off:
Real estate	43	156
Commercial and industrial	38	571
Installment and other	5	5
Total loan recoveries	86	732
Net loans (charged-off) recovered	(794)	324

Provision (recovery of provision) charged to operating expense	(10)	457
Balance of allowance for credit losses at end of period	$8,909	$11,552

Net loan charge-offs (recoveries) to total average loans (annualized)	0.31%	(0.14)%
Net loan charge-offs (recoveries) to loans at end of period (annualized)	0.28%	(0.13)%
Allowance for credit losses to total loans at end of period	1.60%	2.29%
Net loan charge-offs (recoveries) to allowance for credit losses (annualized)	17.82%	(5.61)%
Provision for credit losses to net recoveries (annualized)	2.52%	282.10%

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the six months ended June 30, 2016, the recovery of provision for the allowance for credit losses was $10,000 as compared to a provision of $457,000 for the six months ended June 30, 2015.

Growth in the loan portfolio during the six months ended June 30, 2016 brought the allowance to 1.60% of outstanding loan balances at June 30, 2016, as compared to 1.88% of outstanding loan balances at December 31, 2015, and 2.29% at June 30, 2015.

Total loan charge-offs increased $472,000 during the six months ended June 30, 2016 when compared to the six months ended June 30, 2015. Loan recoveries totaled $86,000 during the six months ended June 30, 2016, decreasing by $647,000 from the same period in 2015.

At June 30, 2016 and June 30, 2015, $313,000 and $288,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, reported separately in other liabilities on the consolidated balance sheet. Management believes that the 1.60% credit loss allowance at June 30, 2016 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in future losses to the loan portfolio.

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

Table 8. Nonperforming Assets

(in 000's)	June 30, 2016	December 31, 2015
Nonaccrual Loans (1)	$7,562	$8,193
Restructured Loans	11,106	11,028
Total nonperforming loans	18,668	19,221
Other real estate owned	7,454	12,873
Total nonperforming assets	$26,122	$32,094

Nonperforming loans to total gross loans	3.35%	3.73%
Nonperforming assets to total assets	3.51%	4.42%
Allowance for loan losses to nonperforming loans	47.72%	50.53%

(1)	Included in nonaccrual loans at June 30, 2016 and December 31, 2015 are restructured loans totaling $7,111,000 and $7,480,000, respectively.

Non-performing loans decreased $553,000 between December 31, 2015 and June 30, 2016. Nonaccrual loans decreased $631,000 between December 31, 2015 and June 30, 2016, with real estate mortgage and real estate construction loans comprising approximately 84.24% of total nonaccrual loans at June 30, 2016. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans decreased from 50.53% at December 31, 2015 to 47.72% at June 30, 2016.

(in 000's)	Balance	Balance	Change from
Nonaccrual Loans:	June 30, 2016	December 31, 2015	December 31, 2015
Commercial and industrial	$227	$328	$(101)
Real estate - mortgage	1,629	1,635	(6)
RE construction & development	4,741	5,580	(839)
Installment/other	965	650	315
Total Nonaccrual Loans	$7,562	$8,193	$(631)

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at June 30, 2016 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At June 30, 2016, the Company had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At June 30, 2016, the Bank had 75.08% of total assets in the loan portfolio and a loan to deposit ratio of 87.71%, as compared to 71.02% of total assets in the loan portfolio and a loan to deposit ratio of 82.88% at December 31, 2015. Liquid assets at June 30, 2016, include cash and cash equivalents totaling $94,564,000 as compared to $125,751,000 at December 31, 2015. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $299,962,000 and an uncollateralized lines of credit from Pacific Coast Banker's Bank (PCBB) of $10,000,000 and Zion's Bank of $20,000,000 at June 30, 2016.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion). The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Beginning the quarter ended March 31, 2009, the Bank precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at March 31, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. Since the second quarter of 2014, the Bank has received approval quarterly from the Federal Reserve Bank to upstream a dividend to the parent company for the purpose of payment of interest on the Company's junior subordinated debt and for the parent company's operating expenses.  During the six months ended June 30, 2016, the Company received $211,000 in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

(in 000's)	Balance
December 31, 2014	$103,577
June 30, 2015	$82,153
December 31, 2015	$125,751
June 30, 2016	$94,564

Cash and cash equivalents decreased $31,187,000 during the six months ended June 30, 2016, as compared to a decrease of $21,424,000 during the six months ended June 30, 2015.

The Company had a net cash inflow from operations of $3,009,000 for the six months ended June 30, 2016 and a cash inflow from operations totaling $4,972,000 for the period ended June 30, 2015. The Company experienced net cash outflows from investing activities totaling $49,340,000 related to the purchase of investment securities and purchases of residential mortgage loan pools during the six months ended June 30, 2016. For the six months ended June 30, 2015, the Company experienced net cash outflows from investing activities of $40,984,000 due to an increase in organic loan growth and a purchase of a residential mortgage pool.

During the six months ended June 30, 2016, the Company experienced net cash inflows from financing activities totaling $15,144,000, primarily as the result of increases in demand deposits and savings accounts. For the six months ended June 30, 2015, the Company experienced net cash inflows of $14,588,000 from financing activities due to increases in demand deposit accounts.

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

In addition to the general capital adequacy guidelines, pursuant to the DBO’s MOU the Bank is required to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0%. For purposes of the MOU, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 13.0% and 13.4% at June 30, 2016 and 2015, respectively.

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

The following table sets forth the Company’s and the Bank's actual capital positions at June 30, 2016, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Ratio at June 30, 2016	Ratio at December 31, 2015	Minimum for Capital Adequacy	Minimum requirement for "Well Capitalized" Institution
Total capital to risk weighted assets
Company	16.94%	16.65%	8.00%	N/A
Bank	16.89%	16.69%	8.00%	10.00%
Tier 1 capital to risk-weighted assets
Company	15.69%	15.40%	6.00%	N/A
Bank	15.64%	15.43%	6.00%	8.00%
Common equity tier 1 capital to risk-weighted assets
Company	14.44%	14.10%	4.50%	N/A
Bank	15.64%	15.43%	4.50%	6.50%
Tier 1 capital to adjusted average assets (leverage)
Company	12.83%	12.95%	4.00%	N/A
Bank	12.87%	12.94%	4.00%	5.00%

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
As of June 30, 2016, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an informal agreement with the Federal Reserve Bank and Department of Business Oversight that, among other things, requires prior approval before paying a cash dividend or otherwise making a distribution of stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company.  In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the year ended June 30, 2016, the Bank’s cash dividends of $211,000 paid to the Company were approved by the Federal Reserve and the DBO. These dividends partially funded the Company’s operating costs and payments of interest on its junior subordinated debentures

The Bank, as a state-chartered bank, is subject to dividend restrictions set forth in California state banking law and administered by the Commissioner of the California Department of Business Oversight (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the

Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the Commissioner may order the state bank not to pay any dividend. The FRB may also limit dividends paid by the Bank. As noted above, the terms of the informal agreement with the Federal Reserve prohibit both the Company and the Bank from paying dividends without prior approval of the Federal Reserve.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At June 30, 2016, the bank was not subject to a reserve requirement.

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

As of June 30, 2016, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None during the quarter ended June 30, 2016.

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

United Security Bancshares

Date:	August 4, 2016	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer