Form 10-Q
period 2016-09-30
UNITED SECURITY BANCSHARES
filed 2016-11-04
CIK 1137547

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-32897

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code    (559) 248-4943

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

Common Stock, no par value
(Title of Class)

Shares outstanding as of October 31, 2016: 16,540,185

Facing Page

PART I. Financial Information

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets – (unaudited)
September 30, 2016 and December 31, 2015

(in thousands except shares)	September 30, 2016	December 31, 2015
Assets
Cash and non-interest bearing deposits in other banks	$29,156	$29,733
Cash and due from Federal Reserve Bank	82,591	96,018
Cash and cash equivalents	111,747	125,751
Interest-bearing deposits in other banks	1,534	1,528
Investment securities available for sale (at fair value)	60,388	30,893
Loans	559,599	515,318
Unearned fees and unamortized loan origination costs, net	1,052	58
Allowance for credit losses	(8,918)	(9,713)
Net loans	551,733	505,663
Accrued interest receivable	3,581	2,220
Premises and equipment – net	10,225	10,800
Other real estate owned	7,065	12,873
Goodwill	4,488	4,488
Cash surrender value of life insurance	18,738	18,337
Investment in limited partnerships	792	917
Deferred tax assets - net	5,146	5,228
Other assets	6,155	6,946
Total assets	$781,592	$725,644

Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$283,462	$262,168
Interest bearing	387,824	359,637
Total deposits	671,286	621,805

Accrued interest payable	39	29
Accounts payable and other liabilities	6,420	5,875
Junior subordinated debentures (at fair value)	8,262	8,300
Total liabilities	686,007	636,009

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 16,540,185 issued and outstanding at September 30, 2016, and 16,051,406 at December 31, 2015	55,305	52,572
Retained earnings	40,390	37,265
Accumulated other comprehensive loss	(110)	(202)
Total shareholders' equity	95,585	89,635
Total liabilities and shareholders' equity	$781,592	$725,644

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands except shares and EPS)	2016	2015	2016	2015
Interest Income:
Loans, including fees	$7,435	$6,728	$20,722	$19,641
Investment securities – AFS – taxable	244	175	618	555
Interest on deposits in FRB	72	55	348	138
Interest on deposits in other banks	2	1	6	5
Total interest income	7,753	6,959	21,694	20,339
Interest Expense:
Interest on deposits	289	268	837	780
Interest on other borrowings	60	58	176	175
Total interest expense	349	326	1,013	955
Net Interest Income	7,404	6,633	20,681	19,384
Provision (Recovery of Provision) for Credit Losses	4	(23)	(7)	434
Net Interest Income after (Recovery of Provision) Provision for Credit Losses	7,400	6,656	20,688	18,950
Noninterest Income:
Customer service fees	924	963	2,867	2,661
Increase in cash surrender value of bank-owned life insurance	131	130	394	389
(Loss) gain on fair value of financial liability	(423)	148	48	346
Gain on redemption of JR subordinated debentures	—	78	—	78
Loss on sale of investment in limited partnership	—	(23)	—	(23)
Other	154	153	464	463
Total noninterest income	786	1,449	3,773	3,914
Noninterest Expense:
Salaries and employee benefits	2,533	2,341	7,592	7,044
Occupancy expense	1,097	1,047	3,212	3,021
Data processing	23	29	108	90
Professional fees	327	277	1,116	877
Regulatory assessments	131	234	632	705
Director fees	75	78	218	202
Correspondent bank service charges	20	19	59	56
Loss (gain) on California tax credit partnership	49	(1)	122	60
Net cost on operation of OREO	39	401	216	594
Other	570	589	1,713	1,755
Total noninterest expense	4,864	5,014	14,988	14,404
Income Before Provision for Taxes	3,322	3,091	9,473	8,460
Provision for Taxes on Income	1,282	1,205	3,643	3,283
Net Income	$2,040	$1,886	$5,830	$5,177

Net Income per common share
Basic	$0.12	$0.11	$0.35	$0.31
Diluted	$0.12	$0.11	$0.35	$0.31
Shares on which net income per common shares were based
Basic	16,538,605	16,537,697	16,538,019	16,537,697
Diluted	16,547,506	16,539,834	16,543,540	16,539,745

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

(In thousands)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net Income	$2,040	$1,886	$5,830	$5,177

Unrealized holdings (losses) gains on securities	(190)	189	118	(58)
Unrealized gains on unrecognized post-retirement costs	13	19	37	55
Other comprehensive (loss) income, before tax	(177)	208	155	(3)
Tax benefit (expense) related to securities	76	(76)	(47)	23
Tax expense related to unrecognized post-retirement costs	(6)	(8)	(16)	(23)
Total other comprehensive (loss) income	(107)	124	92	(3)
Comprehensive income	$1,933	$2,010	$5,922	$5,174

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(unaudited)

	Common stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2014	15,425,086	$49,271	$33,730	$(175)	$82,826

Other comprehensive loss				(3)	(3)
Common stock dividends	467,402	2,435	(2,435)		—
Stock-based compensation expense		20			20
Net income			5,177		5,177
Balance September 30, 2015	15,892,488	$51,726	$36,472	$(178)	$88,020

Other comprehensive loss				(24)	(24)
Common stock dividends	158,918	840	(840)		—
Stock-based compensation expense		6			6
Net income			1,633		1,633
Balance December 31, 2015	16,051,406	$52,572	$37,265	$(202)	$89,635

Other comprehensive income				92	92
Common stock dividends	486,316	2,705	(2,705)		—
Stock options exercised	2,463	6			6
Stock-based compensation expense		22			22
Net income			5,830		5,830
Balance September 30, 2016	16,540,185	$55,305	$40,390	$(110)	$95,585

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
(In thousands)	2016	2015
Cash Flows From Operating Activities:
Net Income	$5,830	$5,177
Adjustments to reconcile net income:to cash provided by operating activities:
(Recovery of provision) provision for credit losses	(7)	434
Depreciation and amortization	1,091	1,101
Amortization of investment securities	335	205
Accretion of investment securities	(25)	(24)
Increase in accrued interest receivable	(1,361)	(245)
Increase (decrease) in accrued interest payable	10	(10)
Decrease in accounts payable and accrued liabilities	(487)	(165)
Increase in unearned fees and unamortized loan origination costs, net	(994)	(469)
Decrease in income taxes receivable	2,512	1,181
Stock-based compensation expense	22	20
Benefit for deferred income taxes	20	142
Gain on sale of other real estate owned	(53)	(17)
Write down on other real estate owned	—	188
Increase in cash surrender value of bank-owned life insurance	(401)	(389)
Gain on fair value option of financial liabilities	(48)	(346)
Gain on redemption of Jr subordinated debentures	—	(78)
Loss on tax credit limited partnership interest	122	60
Loss on sale of investment in limited partnership	—	23
Net increase in other assets	(541)	(49)
Net cash provided by operating activities	6,025	6,739

Cash Flows From Investing Activities:
Net increase in interest-bearing deposits with banks	(6)	(4)
Purchase of correspondent bank stock	(101)	(147)
Purchases of available-for-sale securities	(34,987)	—
Maturities of available-for-sale securities	2,600	9,000
Principal payments of available-for-sale securities	2,700	4,639
Net increase in loans	(41,303)	(57,456)
Cash proceeds from sales of other real estate owned	2,800	1,192
Payoff of senior liens on other real estate owned	(705)	—
Distributions from (investment in) limited partnership	2	(119)
Capital expenditures of premises and equipment	(516)	(495)
Net cash used in investing activities	(69,516)	(43,390)

Cash Flows From Financing Activities:
Net increase in demand deposits and savings accounts	38,068	58,232
Net increase (decrease) in time deposits	11,413	(6,970)
Redemption of Jr subordinated debentures	—	(1,800)
Proceeds from exercise of stock options	6	—
Net cash provided by financing activities	49,487	49,462

Net (decrease) increase in cash and cash equivalents	(14,004)	12,811
Cash and cash equivalents at beginning of period	125,751	103,577
Cash and cash equivalents at end of period	$111,747	$116,388

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

2.	Investment Securities

Following is a comparison of the amortized cost and fair value of securities available-for-sale, as of September 30, 2016 and December 31, 2015:

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
September 30, 2016
Securities available for sale:
U.S. Government agencies	$23,671	$331	$(80)	$23,922
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	32,318	315	(39)	32,594
Mutual Funds	4,000	—	(128)	3,872
Total securities available for sale	$59,989	$646	$(247)	$60,388

(in 000's)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2015
Securities available for sale:
U.S. Government agencies	$9,778	$453	$(108)	$10,123
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	16,835	175	(52)	16,958
Mutual Funds	4,000	—	(188)	3,812
Total securities available for sale	$30,613	$628	$(348)	$30,893

The amortized cost and fair value of securities available for sale at September 30, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns. Mutual funds are included in the "due in one year or less" category below.

	September 30, 2016
	Amortized Cost	Fair Value (Carrying Amount)
(in 000's)
Due in one year or less	$4,002	$3,874
Due after one year through five years	—	—
Due after five years through ten years	886	903
Due after ten years	22,783	23,017
Collateralized mortgage obligations	32,318	32,594
	$59,989	$60,388

There were no realized gains or losses on sales of available-for-sale securities for the three and nine month periods ended September 30, 2016 and September 30, 2015. There were no other-than-temporary impairment losses for the three and nine month periods ended September 30, 2016 and September 30, 2015.

At September 30, 2016, available-for-sale securities with an amortized cost of approximately $20,611,478 (fair value of $21,123,859) were pledged as collateral for FHLB borrowings and public funds balances.

The Company had no held-to-maturity or trading securities at September 30, 2016 or December 31, 2015.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities:

(in 000's)	Less than 12 Months		12 Months or More		Total
September 30, 2016	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
Securities available for sale:
U.S. Government agencies	$12,502	$(80)	—	—	$12,502	$(80)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	9,192	(39)	—	—	9,192	(39)
Mutual Funds	—	—	3,872	(128)	3,872	(128)
Total impaired securities	$21,694	$(119)	$3,872	$(128)	$25,566	$(247)

December 31, 2015
Securities available for sale:
U.S. Government agencies	$79	$(108)	$—	$—	$79	$(108)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	9,913	(52)	—	—	9,913	(52)
Mutual Funds	—	—	3,812	(188)	3,812	(188)
Total impaired securities	$9,992	$(160)	$3,812	$(188)	$13,804	$(348)

Temporarily impaired securities at September 30, 2016, were comprised of one mutual fund, four U.S. government agency securities, and three U.S. government sponsored entities and agencies collateralized by mortgage obligations securities.

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

At September 30, 2016, the decline in market value of the impaired mutual fund, the four U.S. government agency securities, and the three U.S. government sponsored entities and agencies collateralized by mortgage obligations securities is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities, and it is not more likely than not that it will be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2016.

3.	Loans

Loans are comprised of the following:

(in 000's)	September 30, 2016	December 31, 2015
Commercial and Business Loans	$45,814	$54,503
Government Program Loans	1,899	1,323
Total Commercial and Industrial	47,713	55,826
Real Estate – Mortgage:
Commercial Real Estate	197,533	182,554
Residential Mortgages	91,852	68,811
Home Improvement and Home Equity loans	627	867
Total Real Estate Mortgage	290,012	252,232
Real Estate Construction and Development	131,177	130,596
Agricultural	53,269	52,137
Installment	37,428	24,527
Total Loans	$559,599	$515,318

The Company's loans are predominantly in the San Joaquin Valley and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County. Although the Company does participate in loans with other financial institutions, they are primarily in the state of California.

Commercial and industrial loans represent 8.5% of total loans at September 30, 2016 and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases, or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower.

Real estate mortgage loans, representing 51.8% of total loans at September 30, 2016, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower.

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

Real estate construction and development loans, representing 23.4% of total loans at September 30, 2016, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans generally comes from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 9.5% of total loans at September 30, 2016 and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans represent 6.7% of total loans at September 30, 2016 and generally consist of student loans, loans to individuals for household, family and other personal expenditures such as credit cards, automobiles or other consumer items.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At September 30, 2016 and December 31, 2015, these financial instruments include commitments to extend credit of $113,058,000 and $107,084,000, respectively, and standby letters of credit of $2,833,000 and $3,295,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the consolidated balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at September 30, 2016 (in 000's):

September 30, 2016	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$—	$—	$—	$45,814	$45,814	$—
Government Program Loans	—	288	—	288	1,611	1,899	—
Total Commercial and Industrial	—	288	—	288	47,425	47,713	—
Commercial Real Estate Loans	—	—	—	—	197,533	197,533	—
Residential Mortgages	—	—	383	383	91,469	91,852	—
Home Improvement and Home Equity Loans	—	—	—	—	627	627	—
Total Real Estate Mortgage	—	—	383	383	289,629	290,012	—

Real Estate Construction and Development Loans	—	—	—	—	131,177	131,177	—
Agricultural Loans	—	—	—	—	53,269	53,269	—
Consumer Loans	—	965	—	965	36,219	37,184	—
Overdraft Protection Lines	—	—	—	—	55	55	—
Overdrafts	—	—	—	—	189	189	—
Total Installment	—	965	—	965	36,463	37,428	—
Total Loans	$—	$1,253	$383	$1,636	$557,963	$559,599	$—

The following is a summary of delinquent loans at December 31, 2015 (in 000's):

December 31, 2015	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$—	$—	$—	$54,503	$54,503	$—
Government Program Loans	13	—	—	13	1,310	1,323	—
Total Commercial and Industrial	13	—	—	13	55,813	55,826	—
Commercial Real Estate Loans	721	—	—	721	181,833	182,554	—
Residential Mortgages	62	392	—	454	68,357	68,811	—
Home Improvement and Home Equity Loans	—	39	—	39	828	867	—
Total Real Estate Mortgage	783	431	—	1,214	251,018	252,232	—
Real Estate Construction and Development Loans	—	706	—	706	129,890	130,596	—
Agricultural Loans	—	—	—	—	52,137	52,137	—
Consumer Loans	—	650	—	650	23,657	24,307	—
Overdraft Protection Lines	—	—	—	—	61	61	—
Overdrafts	—	—	—	—	159	159	—
Total Installment	—	650	—	650	23,877	24,527	—
Total Loans	$796	$1,787	$—	$2,583	$512,735	$515,318	$—

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

Nonaccrual loans totaled $7,747,000 and $8,193,000 at September 30, 2016 and December 31, 2015, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at September 30, 2016 or December 31, 2015.

The following is a summary of nonaccrual loan balances at September 30, 2016 and December 31, 2015 (in 000's).

	September 30, 2016	December 31, 2015
Commercial and Business Loans	$282	$—
Government Program Loans	287	328
Total Commercial and Industrial	569	328

Commercial Real Estate Loans	1,156	1,243
Residential Mortgages	383	392
Home Improvement and Home Equity Loans	—	—
Total Real Estate Mortgage	1,539	1,635

Real Estate Construction and Development Loans	4,674	5,580
Agricultural Loans	—	—

Consumer Loans	965	650
Overdraft Protection Lines	—	—
Overdrafts	—	—
Total Installment	965	650
Total Loans	$7,747	$8,193

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

The following is a summary of impaired loans at September 30, 2016 (in 000's).

September 30, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$4,936	$664	$4,291	$4,955	$735	$5,105	$238
Government Program Loans	357	357	—	357	—	364	24
Total Commercial and Industrial	5,293	1,021	4,291	5,312	735	5,469	262

Commercial Real Estate Loans	1,485	—	1,487	1,487	472	1,450	66
Residential Mortgages	2,869	915	1,961	2,876	163	3,268	100
Home Improvement and Home Equity Loans	—	—	—	—	—	—	—
Total Real Estate Mortgage	4,354	915	3,448	4,363	635	4,718	166

Real Estate Construction and Development Loans	5,109	5,111	—	5,111	—	10,355	272
Agricultural Loans	1	2	—	2	—	9	6

Consumer Loans	965	965	—	965	—	889	35
Overdraft Protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	965	965	—	965	—	889	35
Total Impaired Loans	$15,722	$8,014	$7,739	$15,753	$1,370	$21,440	$741

(1) The recorded investment in loans includes accrued interest receivable of $31,000.
(2) Information is based on the nine month period ended September 30, 2016.

The following is a summary of impaired loans at December 31, 2015 (in 000's).

December 31, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$4,855	$541	$4,333	$4,874	$530	$2,537	$302
Government Program Loans	327	327	—	327	—	358	29
Total Commercial and Industrial	5,182	868	4,333	5,201	530	2,895	331

Commercial Real Estate Loans	1,243	—	1,243	1,243	477	1,618	74
Residential Mortgages	4,032	1,051	2,999	4,050	158	4,092	185
Home Improvement and Home Equity Loans	—	—	—	—	—	11	—
Total Real Estate Mortgage	5,275	1,051	4,242	5,293	635	5,721	259

Real Estate Construction and Development Loans	12,489	5,340	7,179	12,519	1,282	7,781	820
Agricultural Loans	16	16	—	16	—	22	9

Consumer Loans	650	—	650	650	650	1,043	21
Overdraft Protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	650	—	650	650	650	1,043	21
Total Impaired Loans	$23,612	$7,275	$16,404	$23,679	$3,097	$17,462	$1,440

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

The average recorded investment in impaired loans for the quarters ended September 30, 2016 and 2015 was $19,397,000 and $14,506,000, respectively. Interest income recognized on impaired loans for the quarters ended September 30, 2016 and 2015 was approximately $34,000 and $199,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $126,000 and $126,000 for the quarters ended September 30, 2016 and 2015, respectively.

The average recorded investment in impaired loans for the nine months ended September 30, 2016 and 2015 was $21,440,000 and $15,550,000, respectively. Interest income recognized on impaired loans for the nine months ended September 30, 2016 and 2015 was approximately $741,000 and $590,000, respectively. For impaired nonaccrual loans, interest income recognized under a cash-basis method of accounting was approximately $362,000 and $326,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

Three Months Ended September 30, 2016
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

Nine Months Ended September 30, 2016
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

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At September 30, 2016, the Company had 28 restructured loans totaling $11,191,000 as compared to 29 restructured loans totaling $18,508,000 at December 31, 2015.

The following tables summarize TDR activity by loan category for the nine months ended September 30, 2016 and September 30, 2015 (in 000's).

Nine Months Ended September 30, 2016	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$898	$1,243	$3,533	$—	$12,168	$16	$650	$18,508

Defaults	—	—	—	—	—	—	—	—
Additions	849	—	—	—	—	—	—	849

Principal additions (reductions)	(501)	242	(1,148)	—	(7,059)	(15)	315	(8,166)

Ending balance	$1,246	$1,485	$2,385	$—	$5,109	$1	$965	$11,191

Allowance for loan loss	$38	$472	$163	$—	$—	$—	$—	$673

Nine Months Ended September 30, 2015	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$1,306	$2,713	$4,225	$—	$6,029	$32	$695	$15,000

Defaults	—	—	—	—	—	—	—	—
Additions	81	—	256	—	—	—	—	337

Principal reductions	(376)	(1,434)	(922)	—	(236)	(12)	(45)	(3,025)

Ending balance	$1,011	$1,279	$3,559	$—	$5,793	$20	$650	$12,312

Allowance for loan loss	$36	$512	$160	$—	$79	$—	$135	$922

The following tables summarize TDR activity by loan category for the quarters ended September 30, 2016 and September 30, 2015.

Three months ended September 30, 2016	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$1,236	$1,510	$2,400	$—	$12,100	$6	$965	$18,217

Defaults	—	—	—	—	—	—	—	—
Additions	—	—	—	—	—	—	—	—

Principal (reductions) additions	10	(25)	(15)	—	(6,991)	(5)	—	(7,026)

Ending balance	$1,246	$1,485	$2,385	$—	$5,109	$1	$965	$11,191

Allowance for loan loss	$38	$472	$163	$0	$—	$—	$—	$673

Three months ended September 30, 2015	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Improvement and Home Equity	Real Estate Construction Development	Agricultural	Installment & Other	Total
Beginning balance	$975	$1,302	$3,638	$—	$5,870	$24	$650	$12,459

Defaults	—	—	—	—	—	—	—	—
Additions	81	—	—	—	—	—	—	81

Principal reductions	(45)	(23)	(79)	—	(77)	(4)	—	(228)

Ending balance	$1,011	$1,279	$3,559	$—	$5,793	$20	$650	$12,312

Allowance for loan loss	$36	$512	$160	$—	$79	$—	$135	$922

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

The Company did not carry any loans graded as loss at September 30, 2016 or December 31, 2015.

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for September 30, 2016 and December 31, 2015:

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
September 30, 2016
(in 000's)
Grades 1 and 2	$323	$—	$—	$75	$398
Grade 3	339	5,824	—	—	6,163
Grades 4 and 5 – pass	41,317	189,929	111,406	53,194	395,846
Grade 6 – special mention	1,058	624	912	—	2,594
Grade 7 – substandard	4,676	1,156	18,859	—	24,691
Grade 8 – doubtful	—	—	—	—	—
Total	$47,713	$197,533	$131,177	$53,269	$429,692

	Commercial and Industrial	Commercial Real Estate	Real Estate Construction and Development	Agricultural	Total
December 31, 2015
(in 000's)
Grades 1 and 2	$519	$—	$—	$50	$569
Grade 3	5,008	5,964	—	—	10,972
Grades 4 and 5 – pass	44,341	173,731	103,607	52,087	373,766
Grade 6 – special mention	946	1,616	—	—	2,562
Grade 7 – substandard	5,012	1,243	26,989	—	33,244
Grade 8 – doubtful	—	—	—	—	—
Total	$55,826	$182,554	$130,596	$52,137	$421,113

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.

The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	Residential Mortgages	Home Improvement and Home Equity	Installment	Total	Residential Mortgages	Home Improvement and Home Equity	Installment	Total
(in 000's)
Not graded	$72,228	$600	$34,319	$107,147	$47,135	$839	$23,213	$71,187
Pass	17,463	27	2,135	19,625	19,466	28	664	20,158
Special Mention	—	—	—	—	—	—	—	—
Substandard	2,161	—	9	2,170	2,210	—	650	2,860
Doubtful	—	—	965	965	—	—	—	—
Total	$91,852	$627	$37,428	$129,907	$68,811	$867	$24,527	$94,205

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

The following summarizes the activity in the allowance for credit losses by loan category for the nine months ended September 30, 2016 and 2015 (in 000's).

Nine Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
September 30, 2016
Beginning balance	$1,652	$1,449	$4,629	$655	$1,258	$70	$9,713
Provision (recovery of provision) for credit losses	822	93	(933)	(27)	(482)	520	(7)

Charge-offs	(846)	(29)	—	—	—	(20)	(895)
Recoveries	51	20	30	—	6	—	107
Net recoveries	(795)	(9)	30	—	6	(20)	(788)

Ending balance	$1,679	$1,533	$3,726	$628	$782	$570	$8,918
Period-end amount allocated to:
Loans individually evaluated for impairment	735	635	—	—	—	—	1,370
Loans collectively evaluated for impairment	944	898	3,726	628	782	570	7,548
Ending balance	$1,679	$1,533	$3,726	$628	$782	$570	$8,918

Nine Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
September 30, 2015
Beginning balance	$1,219	$1,653	$6,278	$481	$293	$847	$10,771
Provision (recovery of provision) for credit losses	834	(209)	(426)	69	729	(563)	434

Charge-offs	(387)	—	—	—	(17)	(9)	(413)
Recoveries	581	131	60	—	8	1	781
Net charge-offs	194	131	60	—	(9)	(8)	368

Ending balance	$2,247	$1,575	$5,912	$550	$1,013	$276	$11,573
Period-end amount allocated to:
Loans individually evaluated for impairment	1,019	672	143	—	585	—	2,419
Loans collectively evaluated for impairment	1,228	903	5,769	550	428	276	9,154
Ending balance	$2,247	$1,575	$5,912	$550	$1,013	$276	$11,573

The following summarizes the activity in the allowance for credit losses by loan category for the quarters ended September 30, 2016 and 2015 (in 000's).

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
September 30, 2016
Beginning balance	$1,685	$1,665	$3,455	$554	$1,219	$331	$8,909
Provision (recovery of provision) for credit losses	(15)	(131)	271	74	(438)	243	4

Charge-offs	(4)	(7)	—	—	—	(4)	(15)
Recoveries	13	6	—	—	1	—	20
Net charge-offs	9	(1)	—	—	1	(4)	5

Ending balance	$1,679	$1,533	$3,726	$628	$782	$570	$8,918
Period-end amount allocated to:
Loans individually evaluated for impairment	735	635	—	—	—	—	1,370
Loans collectively evaluated for impairment	944	898	3,726	628	782	570	7,548
Ending balance	$1,679	$1,533	$3,726	$628	$782	$570	$8,918

Three Months Ended	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction Development	Agricultural	Installment & Other	Unallocated	Total
September 30, 2015
Beginning balance	$2,217	$1,609	$6,360	$450	$815	$101	$11,552
Provision (recovery of provision) for credit losses	22	(39)	(477)	100	194	177	(23)

Charge-offs	(2)	—	—	—	—	(2)	(4)
Recoveries	10	5	29	—	4	—	48
Net charge-offs	8	5	29	0	4	(2)	44

Ending balance	$2,247	$1,575	$5,912	$550	$1,013	$276	$11,573
Period-end amount allocated to:
Loans individually evaluated for impairment	1,019	672	143	—	585	—	2,419
Loans collectively evaluated for impairment	1,228	903	5,769	550	428	276	9,154
Ending balance	$2,247	$1,575	$5,912	$550	$1,013	$276	$11,573

The following summarizes information with respect to the loan balances at September 30, 2016 and 2015.

	September 30, 2016			September 30, 2015
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(in 000's)
Commercial and Business Loans	$4,955	$40,859	$45,814	$1,725	$60,923	$62,648
Government Program Loans	357	1,542	1,899	348	1,268	1,616
Total Commercial and Industrial	5,312	42,401	47,713	2,073	62,191	64,264

Commercial Real Estate Loans	1,487	196,046	197,533	1,279	163,786	165,065
Residential Mortgage Loans	2,876	88,976	91,852	3,835	68,617	72,452
Home Improvement and Home Equity Loans	—	627	627	—	960	960
Total Real Estate Mortgage	4,363	285,649	290,012	5,114	233,363	238,477

Real Estate Construction and Development Loans	5,111	126,066	131,177	6,119	144,769	150,888

Agricultural Loans	2	53,267	53,269	20	43,005	43,025

Installment Loans	965	36,463	37,428	1,105	17,942	19,047

Total Loans	$15,753	$543,846	$559,599	$14,431	$501,270	$515,701

4.	Deposits

Deposits include the following:

(in 000's)	September 30, 2016	December 31, 2015
Noninterest-bearing deposits	$283,462	$262,168
Interest-bearing deposits:
NOW and money market accounts	238,473	226,886
Savings accounts	68,779	63,592
Time deposits:
Under $250,000	63,816	58,122
$250,000 and over	16,756	11,037
Total interest-bearing deposits	387,824	359,637
Total deposits	$671,286	$621,805

Total brokered deposits included in time deposits above	$5,360	$8,546

5.	Short-term Borrowings/Other Borrowings

At  September 30, 2016, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $337,189,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $2,236,000. At September 30, 2016, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000 and a Fed Funds line of $20,000,000 with Zions First National Bank. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of September 30, 2016, $2,363,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $484,125,000 in secured and unsecured loans were pledged at September 30, 2016, as collateral for borrowing lines with the Federal Reserve Bank totaling $337,189,000. At September 30, 2016, the Company had no outstanding borrowings.

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

6.	Supplemental Cash Flow Disclosures

	Nine months ended September 30,
(in 000's)	2016	2015
Cash paid during the period for:
Interest	$1,003	$917
Income taxes	$1,110	$1,960
Noncash investing activities:
Loans transferred to foreclosed assets	$—	$42
OREO financed	$3,766	$—
Unrealized gain on securities	$118	$58

7.	Common Stock Dividend

On September 27, 2016, the Company’s Board of Directors declared a one-percent (1%) stock dividend on the Company’s outstanding common stock. Based upon the number of outstanding common shares on the record date of October 10, 2016, 163,726 additional shares were issued to shareholders on October 21, 2016. Because the stock dividend was considered a “small stock dividend,” approximately $1,031,717 was transferred from retained earnings to common stock based upon the $6.24 closing price of the Company’s common stock on the declaration date of September 27, 2016. There were no fractional shares paid. Except for earnings-per-share calculations, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

During the second quarter of 2016, the Company's Board of Director's issued a one-percent (1%) stock dividend on the Company's outstanding common stock. Approximately $886,791 was transferred from retained earnings to common stock and 160,492 additional shares were issued to shareholders. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

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

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (000's)	$2,040	$1,886	$5,830	$5,177

Weighted average shares issued	16,538,605	16,537,697	16,538,019	16,537,697
Add: dilutive effect of stock options	8,901	2,137	5,521	2,048
Weighted average shares outstanding adjusted for potential dilution	16,547,506	16,539,834	16,543,540	16,539,745

Basic earnings per share	$0.12	$0.11	$0.35	$0.31
Diluted earnings per share	$0.12	$0.11	$0.35	$0.31
Anti-dilutive stock options excluded from earnings per share calculation	20,000	128,000	20,000	128,000

9.	Taxes on Income

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

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. At September 30, 2016 and December 31, 2015, the Company had no recorded valuation allowance.

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. During 2014, the Company began the process to amend its California state tax returns for the years 2009 through 2012 to file a combined report on a unitary basis with the Company and USB Investment Trust. The amended returns for 2009, 2010, and 2011 were filed in 2014, 2015, and 2016 respectively. The amended returns for 2012 will be filed prior to year-end 2016. During the third quarter of 2016, the IRS notified the Company it would be conducting an examination of the Company's 2014 federal return. As of September 30, 2016, the Company is unaware of any change in tax positions as a result of the IRS examination.

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

During August 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, in September 2015, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of September 30, 2016.

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

At September 30, 2016 the Company performed a fair value measurement analysis on its junior subordinated debt using a cash flow model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the thirty-year life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. We believe the 5.83% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At September 30, 2016, the total cumulative gain recorded on the debt is $4,262,000.

The fair value calculation performed at September 30, 2016 resulted in a pretax gain adjustment of $48,000 ($28,000, net of tax) for the nine months ended September 30, 2016, compared to a pretax gain adjustment of $346,000 ($204,000, net of tax) for the nine months ended September 30, 2015. Fair value gains and losses are reflected as a component of noninterest income on the consolidated statements of income.

The fair value calculation performed at September 30, 2016 resulted in a pretax loss adjustment of $423,000 ($249,000, net of tax) for the quarter ended September 30, 2016, compared to a pretax gain adjustment of $148,000 ($86,000, net of tax) for the quarter ended September 30, 2015.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

September 30, 2016
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$111,747	$111,747	$111,747	$—	$—
Interest-bearing deposits	1,534	1,534	—	1,534	—
Investment securities	60,388	60,388	3,872	56,516	—
Loans	551,733	550,680	—	—	550,680
Accrued interest receivable	3,581	3,581	—	3,581	—
Financial Liabilities:
Deposits:
Noninterest-bearing	283,462	283,462	283,462	—	—
NOW and money market	238,473	238,473	238,473	—	—
Savings	68,779	68,779	68,779	—	—
Time deposits	80,572	80,552	—	—	80,552
Total deposits	671,286	671,266	590,714		80,552
Junior subordinated debt	8,262	8,262	—	—	8,262
Accrued interest payable	39	39	—	39	—

December 31, 2015
(in 000's)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$125,751	$125,751	$125,751	$—	$—
Interest-bearing deposits	1,528	1,528	—	1,528	—
Investment securities	30,893	30,893	3,812	27,081	—
Loans	505,663	503,047	—	—	503,047
Accrued interest receivable	2,220	2,220	—	2,220	—
Financial Liabilities:
Deposits:
Noninterest-bearing	262,168	262,168	262,168	—	—
NOW and money market	226,886	226,886	226,886	—	—
Savings	63,592	63,592	63,592	—	—
Time deposits	69,159	69,031	—	—	69,031
Total deposits	621,805	621,677	552,646	—	69,031
Junior subordinated debt	8,300	8,300	—	—	8,300
Accrued interest payable	29	29	—	29	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the three or nine month periods ended September 30, 2016.

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

Off-Balance Sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated fair value of commitments to extend credit at September 30, 2016 and December 31, 2015.

Fair values of standby letters of credit are based on fees currently charged for similar agreements. The fair value of commitments generally approximates the fees received from the customer for issuing such commitments. These fees are not material to the Company’s consolidated balance sheets and results of operations.

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at September 30, 2016 and 2015:

September 30, 2016				December 31, 2015
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Junior Subordinated Debt	Discounted cash flow	Discount Rate	5.83%	Junior Subordinated Debt	Discounted cash flow	Discount Rate	6.82%

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

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of September 30, 2016 (in 000’s):

Description of Assets	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$23,922	$—	$23,922	$—
U.S. Government collateralized mortgage obligations	32,594	—	32,594	—
Mutual Funds	3,872	3,872	—	—
Total AFS securities	$60,388	$3,872	$56,516	$—
Impaired loans (1):
Commercial and industrial	301	—	—	301
Real estate mortgage	—	—	—	—
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	$301	$—	$—	$301
Other real estate owned (1)	—	—	—	—
Total	$60,689	$3,872	$56,516	$301

Description of Liabilities	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$8,262	—	—	$8,262
Total	$8,262	—	—	$8,262

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

(1)Nonrecurring
(2)Recurring

The Company did not record a write-down on other real estate owned during the nine months ended September 30, 2016 and recorded a $188,000 write-down on other real estate owned for the year ended December 31, 2015.

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015 (in 000's).

September 30, 2016
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

The following tables provide a reconciliation of assets and liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2016 and 2015 (in 000’s):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$7,837	$8,300	$9,916	$10,115
Total gains included in earnings	(423)	48	148	346
Canceled debt	—	—	(1,122)	(1,122)
Gain on redemption of liability	—	—	78	78
Capitalized interest	848	(86)	(1,140)	(1,537)
Ending balance	$8,262	$8,262	$7,880	$7,880
The amount of total (loss) gains for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(423)	$48	$148	$346

12.	Goodwill and Intangible Assets

At September 30, 2016, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2015. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require.

Goodwill: The largest component of goodwill is related to the Legacy Bank merger (Campbell reporting unit) completed during February 2007 and totaled approximately $2.9 million at September 30, 2016. The Company completed a "Step 0" analysis for the Campbell reporting unit as of March 31, 2016 and March 31, 2015, with no goodwill impairment.

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

On May 20, 2010, the DFI (now known as the Department of Business Oversight (the “DBO”)) issued a formal written order (the “Order”) pursuant to a consent agreement with the Bank as a result of the same June 2009 joint regulatory examination. The terms of the Order were essentially similar to the Federal Reserve’s Agreement, except for a few additional requirements.  On September 24, 2013, the Bank entered into an informal Memorandum of Understanding (the “MOU”) with the DBO and on October 15, 2013, the Order was terminated. The Order and the MOU require the Bank to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0% and also requires the DBO’s approval for the Bank to pay a dividend to the Company. Accordingly, reflecting the Company’s and the Bank’s improved financial condition and performance, as of November 19, 2014, the Bank and the Company have been relieved of all formal regulatory agreements. Some of the governance and procedures established by the Agreement and the Order remain in place, including submission of certain plans and reports to the Federal Reserve and DBO, the Bank’s obligation to maintain a 9.0% tangible shareholder’s equity ratio, and the requirement to seek approvals from the Federal Reserve and the DBO for either the Bank or the Company to pay dividends and for the Company to pay interest on its outstanding junior subordinated debt. Effective October 19, 2016, the DBO terminated the MOU as the Bank had fulfilled the provisions of the MOU.
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

The residential real estate markets in the five county region from Merced to Kern has strengthened since 2013 and that trend has continued into the third quarter of 2016. The severe declines in residential construction and home prices that began in 2008 have ended and home prices are now rising on a year-over-year basis. The sustained period of double-digit price declines from 2008–2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, it will also maintain its commitment to the reduction of nonperforming assets and provision of options for borrowers experiencing difficulties. Those options include combinations of rate and term concessions, as well as forbearance agreements with borrowers.

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

Results of Operations

On a year-to-date basis, the Company reported net income of $5,830,000 or $0.35 per share ($0.35 diluted) for the nine months ended September 30, 2016, as compared to $5,177,000 or $0.31 per share ($0.31 diluted) for the same period in 2015. The Company’s return on average assets was 1.04% for the nine months ended September 30, 2016, as compared to 1.01% for the nine months ended September 30, 2015. The Company’s return on average equity was 8.38% for the nine months ended September 30, 2016, as compared to 8.10% for the nine months ended September 30, 2015.

For the quarters ended September 30, 2016 and 2015, the Company reported net income of $2,040,000 or $0.12 per share ($0.12 diluted) and $1,886,000 or $0.11 per share ($0.11 diluted), respectively. The Company’s return on average assets was 1.07% for the quarter ended September 30, 2016, compared to 1.16% for the quarter ended September 30, 2015. The Bank’s return on average equity was 8.53% for the quarter ended September 30, 2016, compared to 9.38% for the quarter ended September 30, 2015.

Net Interest Income

The following tables present condensed average balance sheet information, together with interest income and yields earned on average interest earning assets, and interest expense and rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2016 and 2015.

Table 1. Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and Interest Differentials
Three Months Ended September 30, 2016 and 2015

		2016			2015
(dollars in thousands)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans and leases (1)	$574,885	$7,435	5.15%	$500,522	$6,728	5.33%
Investment Securities – taxable (3)	56,887	244	1.71%	36,513	175	1.90%
Interest-bearing deposits in other banks	1,533	2	0.52%	1,526	1	0.26%
Interest-bearing deposits in FRB	56,264	72	0.51%	90,739	55	0.24%
Total interest-earning assets	689,569	$7,753	4.47%	629,300	$6,959	4.39%
Allowance for credit losses	(8,913)			(11,583)
Noninterest-earning assets:
Cash and due from banks	21,857			22,340
Premises and equipment, net	10,321			11,099
Accrued interest receivable	2,791			1,538
Other real estate owned	7,407			13,156
Other assets	36,734			39,660
Total average assets	$759,766			$705,510
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$86,074	$30	0.14%	$78,065	$26	0.13%
Money market accounts	148,411	142	0.38%	139,293	117	0.33%
Savings accounts	67,652	34	0.20%	63,899	44	0.27%
Time deposits	70,772	83	0.47%	73,445	81	0.44%
Other borrowings	—	—	0.00%	—	—	0.00%
Junior subordinated debentures	7,805	60	3.06%	9,528	58	2.42%
Total interest-bearing liabilities	380,714	$349	0.36%	364,230	$326	0.36%
Noninterest-bearing liabilities:
Noninterest-bearing checking	275,878			245,305
Accrued interest payable	73			71
Other liabilities	8,194			8,668
Total Liabilities	664,859			618,274

Total shareholders' equity	94,907			87,236
Total average liabilities and shareholders' equity	$759,766			$705,510
Interest income as a percentage of average earning assets			4.47%			4.39%
Interest expense as a percentage of average earning assets			0.20%			0.21%
Net interest margin			4.27%			4.18%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan costs of approximately $133,000 for the quarter ended September 30, 2016 and loan costs of $48,000 for the quarter ended September 30, 2015.

(2)	Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation

(3)	Yields on investments securities are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

Interest rates and Interest Differentials
Nine months ended September 30, 2016 and 2015

		2016			2015
(dollars in 000's)	Average Balance	Interest	Yield/Rate (2)	Average Balance	Interest	Yield/Rate (2)

Assets:
Interest-earning assets:
Loans and leases (1)	$532,133	$20,722	5.20%	$488,885	$19,641	5.37%
Investment Securities – taxable (3)	46,384	618	1.78%	43,375	555	1.71%
Interest-bearing deposits in other banks	1,531	6	0.52%	1,524	5	0.44%
Interest-bearing deposits in FRB	93,305	348	0.50%	76,523	138	0.24%
Total interest-earning assets	673,353	$21,694	4.30%	610,307	$20,339	4.46%
Allowance for credit losses	(9,439)			(11,274)
Noninterest-earning assets:
Cash and due from banks	22,126			21,789
Premises and equipment, net	10,550			11,272
Accrued interest receivable	2,350			1,554
Other real estate owned	9,797			13,725
Other assets	36,552			40,106
Total average assets	$745,289			$687,479
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$84,610	$81	0.13%	$79,312	$80	0.13%
Money market accounts	146,801	419	0.38%	135,791	332	0.33%
Savings accounts	66,117	103	0.21%	61,204	118	0.26%
Time deposits	70,936	234	0.44%	75,617	250	0.44%
Other borrowings	—	—	0.00%	—	—	0.00%
Junior subordinated debentures	7,995	176	2.94%	9,933	175	2.36%
Total interest-bearing liabilities	376,459	$1,013	0.36%	361,857	$955	0.35%
Noninterest-bearing liabilities:
Noninterest-bearing checking	268,820			232,122
Accrued interest payable	73			73
Other liabilities	7,218			7,950
Total Liabilities	652,570			602,002

Total shareholders' equity	92,719			85,477
Total average liabilities and shareholders' equity	$745,289			$687,479
Interest income as a percentage of average earning assets			4.30%			4.46%
Interest expense as a percentage of average earning assets			0.20%			0.21%
Net interest margin			4.10%			4.25%

(1)
Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan costs of approximately $169,000 and loan fees of $60,000 for the nine months ended September 30, 2016 and 2015, respectively.

(2)	Interest income/expense is divided by actual number of days in the period times 365 days in the yield calculation

(3)	Yields on investments securities are calculated based on average amortized cost balances rather than fair value, as changes in fair value are reflected as a component of shareholders' equity.

For the quarter ended September 30, 2016, total interest income increased $794,000 or 11.41%, as compared to the quarter ended September 30, 2015. Comparing those two periods, average interest earning assets increased $60,269,000, with a $74,363,000 increase in loans and leases and $20,374,000 in investment securities, partially offset by a $34,475,000 decrease on balances held at the Federal Reserve Bank. The average yield on total interest-earning assets increased 8 basis points, primarily due to a decrease in overnight balances at the Federal Reserve Bank, which are a lower yielding asset compared to loans and investments. Yields on interest bearing deposits at the Federal Reserve Bank and other banks increased for the quarter ended September 30, 2015 as a result of the 0.25% interest rate increase effective December 2015.

For the quarter ended September 30, 2016, total interest expense increased $23,000 or 7.06% as compared to the quarter ended September 30, 2015, as a result of a $16,484,000 increase in interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 0.36% for both quarters ended September 30, 2016 and September 30, 2015.

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

Table 2.  Rate and Volume Analysis

	Increase (decrease) in the nine months ended September 30, 2016 compared to September 30, 2015
(in 000's)	Total	Rate	Volume
Increase (decrease) in interest income:
Loans and leases	$1,081	$(630)	$1,711
Investment securities available for sale	63	23	40
Interest-bearing deposits in other banks	1	1	—
Interest-bearing deposits in FRB	210	142	68
Total interest income	1,355	(464)	1,819
Increase (decrease) in interest expense:
Interest-bearing demand accounts	88	55	33
Savings and money market accounts	(15)	(24)	9
Time deposits	(16)	(1)	(15)
Other borrowings	—	—	—
Subordinated debentures	1	39	(38)
Total interest expense	58	69	(11)
Increase in net interest income	$1,297	$(533)	$1,830

For the nine months ended September 30, 2016, total interest income increased approximately $1,355,000 or 6.66% as compared to the nine months ended September 30, 2015. Earning asset volumes for loans and leases increased $43,248,000 on average. Available for sale investment securities increased $3,009,000 and overnight investments with the FRB increased $16,782,000 between the two periods. The average rates on loans decreased 17 basis points between the two periods, and the average rate on investment securities increased approximately 7 basis points during the nine months ended September 30, 2016 as compared to the same period of 2015.

The overall average yield on the loan portfolio was 5.20% for the nine months ended September 30, 2016, as compared to 5.37% for the nine months ended September 30, 2015. The Company has successfully sought to mitigate the low-interest rate environment with loan floors included in new and renewed loans when practical. At September 30, 2016, 44.3% of the Company's loan portfolio consisted of floating rate instruments, as compared to 43.2% of the portfolio at December 31, 2015, with the majority of those tied to the prime rate. Approximately 30.2% or $74,942,000 of the floating rate loans had rate floors at September 30, 2016, making them effectively fixed-rate loans for certain increases in interest rates, and fixed-rate loans for all decreases in interest rates. Approximately $735,000 of the $74,942,000 in loans with floors have floor spreads of 100 basis points or more, meaning that interest rates would need to increase more than 1% (or 100 basis points) before the rates on those loans would increase and effectively become floating rate loans again. Of the $74,942,000 in loans which comprise floating rate loans with floors, $300,000 will mature in one year or less.

Although market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped keep the Company's cost of funds low. The Company’s net interest margin decreased to 4.10% for the nine months ended September 30, 2016, when compared to 4.25% for the nine months ended September 30, 2015. The net interest margin has declined due to declines in the the loan portfolio yield in addition to growth in overnight balances with the Federal Reserve Bank, which is a lower yielding asset. The prime rate was raised from 3.25% to 3.50% in December 2015. The Company’s average cost of funds remained relatively stable at 0.36% for the nine months ended September 30, 2016, as compared to 0.35% for the nine months ended September 30, 2015. Since the Company does not intend to increase its current level of brokered deposits, the level of brokered deposits is expected to remain relatively constant at least in the short-term. Currently CDARs reciprocal deposits are the only brokered deposits in the Company. CDARs reciprocal deposits are preferred by some depositors. For the nine months ended September 30, 2016, total interest expense increased approximately $58,000, or 6.07% as compared to the nine months ended September 30, 2015. Between those two periods, average interest-bearing liabilities increased by $14,602,000.

Net interest income has increased between the nine months ended September 30, 2016 and 2015, totaling $20,681,000 for the nine months ended September 30, 2016 as compared to $19,384,000 for the nine months ended September 30, 2015. The increase in net interest income between 2015 and 2016 was primarily the result of reinvestment of low yielding overnight investments into the loan and investment portfolios and growth in total interest-earning assets.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest-earning assets and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 9/30/2016	YTD Average 12/31/15	YTD Average 9/30/2015
Loans	79.02%	79.68%	80.10%
Investment securities available for sale	6.89%	6.56%	7.11%
Interest-bearing deposits in other banks	0.23%	0.25%	0.25%
Interest-bearing deposits in FRB	13.86%	13.51%	12.54%
Total interest-earning assets	100.00%	100.00%	100.00%

NOW accounts	22.48%	21.91%	21.91%
Money market accounts	39.00%	38.15%	37.53%
Savings accounts	17.56%	17.03%	16.91%
Time deposits	18.84%	20.33%	20.90%
Subordinated debentures	2.12%	2.58%	2.75%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

Table 3. Changes in Noninterest Income

The following tables sets forth the amount and percentage changes in the categories presented for the three and nine months ended September 30, 2016 and 2015:

(in 000's)	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Amount of Change	Percent Change
Customer service fees	$2,867	$2,661	$206	7.74%
Increase in cash surrender value of BOLI/COLI	394	389	5	1.29%
Gain on fair value of financial liability	48	346	(298)	(86.13)%
Gain on redemption of JR subordinated debentures	—	78	(78)	(100.00)%
Loss on sale of other investment	—	(23)	23	(100.00)%
Other	464	463	1	0.22%
Total noninterest income	$3,773	$3,914	$(141)	(3.60)%

(in 000's)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Amount of Change	Percent Change
Customer service fees	$924	$963	$(39)	(4.05)%
Increase in cash surrender value of BOLI/COLI	131	130	1	0.77%
Gain on fair value of financial liability	(423)	148	(571)	(385.81)%
Gain on redemption of JR subordinated debentures	—	78	(78)	(100.00)%
Loss on sale of other investment	—	(23)	23	(100.00)%
Other	154	153	1	0.65%
Total noninterest income	$786	$1,449	$(663)	(45.76)%

Noninterest income for the nine months ended September 30, 2016 decreased $141,000 or 3.60% when compared to the same period of 2015. Customer service fees, the primary component of noninterest income, increased $206,000 or 7.74% between the two periods presented. The decrease in noninterest income of $141,000 between the two periods is primarily the result of a $48,000 gain recorded on the fair value of a financial liability for the nine months ended September 30, 2016 as compared to a $346,000 gain on the fair value of a financial liability recorded for the same period in 2015. The change in the fair value of financial liability was primarily caused by fluctuations in the LIBOR yield curve.

The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low as market rates have remained low during the first nine months of 2016. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 2.15% at September 30, 2016, as compared to 1.90% at December 31, 2015. Pursuant to fair value accounting guidance, the Company has recorded $48,000 in pretax fair value gain on its junior subordinated debt during the nine months ended September 30, 2016, bringing the total cumulative gain recorded on the debt to $4,262,000 at September 30, 2016.

Noninterest income for the quarter ended September 30, 2016 decreased $663,000 to $786,000, compared to the quarter ended September 30, 2015. The decrease is mostly attributed to a loss on the fair value of financial liability of $423,000 for the quarter ended September 30, 2016, compared to a gain on fair value of financial liability of $148,000 for the quarter ended September 30, 2015. The fluctuation in fair value of financial liability was caused by flattening of the LIBOR yield curve.

Noninterest Expense

The following table sets forth the amount and percentage changes in the categories presented for the nine months ended September 30, 2016 and 2015:

Table 4. Changes in Noninterest Expense

(in 000's)	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Amount of Change	Percent Change
Salaries and employee benefits	$7,592	$7,044	$548	7.78%
Occupancy expense	3,212	3,021	191	6.32%
Data processing	108	90	18	20.00%
Professional fees	1,116	877	239	27.25%
FDIC/DFI insurance assessments	632	705	(73)	(10.35)%
Director fees	218	202	16	7.92%
Correspondent bank service charges	59	56	3	5.36%
Loss on California tax credit partnership	122	60	62	103.33%
Net cost on operation of OREO	216	594	(378)	(63.64)%
Other	1,713	1,755	(42)	(2.39)%
Total expense	$14,988	$14,404	$584	4.05%

(in 000's)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Amount of Change	Percent Change
Salaries and employee benefits	$2,533	$2,341	$192	8.20%
Occupancy expense	1,097	1,047	50	4.78%
Data processing	23	29	(6)	(20.69)%
Professional fees	327	277	50	18.05%
FDIC/DFI insurance assessments	131	234	(103)	(44.02)%
Director fees	75	78	(3)	(3.85)%
Correspondent bank service charges	20	19	1	5.26%
Loss on California tax credit partnership	49	(1)	50	(5,000.00)%
Net cost on operation of OREO	39	401	(362)	(90.27)%
Other	570	589	(19)	(3.23)%
Total expense	$4,864	$5,014	$(150)	(2.99)%

Noninterest expense increased approximately $584,000 or 4.05% between the nine months ended September 30, 2015 and September 30, 2016. The increase experienced during the nine months ended September 30, 2016, was primarily the result of increases of $548,000 in employee salary and benefit expenses, $191,000 in occupancy expense, and $239,000 in professional fees, partially offset by a $378,000 decrease in OREO expense. The increase in employee salary and benefit expenses is driven by increases in group insurance and higher employee incentives, compared to the nine months ended September 30, 2015.

Noninterest expense for the quarter ended September 30, 2016 decreased $150,000 to $4,864,000, compared to the quarter ended September 30, 2015. The decrease was attributed to lower OREO expenses and a reduction in regulatory assessment expense. The FDIC assessment rate was reduced effective third quarter 2016 as the FDIC minimum reserve ratio of 1.15 was reached. OREO expenses decreased $362,000 during the quarter ended September 30, 2016 as a result of partial sales on two OREO properties.

Income Taxes

The Company’s income tax expense is impacted to some degree by permanent taxable differences between income reported for book purposes and income reported for tax purposes, as well as certain tax credits which are not reflected in the Company’s pretax income or loss shown in the statements of operations and comprehensive income. As pretax income or loss amounts become smaller, the impact of these differences become more significant and are reflected as variances in the Company’s effective tax rate for the periods presented. In general, the permanent differences and tax credits affecting tax expense have a positive impact and tend to reduce the effective tax rates shown in the Company’s statements of income and comprehensive income.

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

The Company has reviewed all of its tax positions as of September 30, 2016, and has determined that, there are no material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets increased $55,948,000, or 7.71% to a balance of $781,592,000 at September 30, 2016, from the balance of $725,644,000 at December 31, 2015, and increased $63,193,000, or 8.80%, from the balance of $718,399,000 at September 30, 2015. Total deposits of $671,286,000 at September 30, 2016, increased $49,481,000, or 7.96%, from the balance reported at December 31, 2015, and increased $54,651,000, or 8.86%, from the balance of $616,635,000 reported at September 30, 2015. Cash and cash equivalents decreased $14,004,000, or 11.14%, between December 31, 2015 and September 30, 2016; net loans increased $46,070,000, or 9.11%, to a balance of $551,733,000; and investment securities increased $29,495,000, or 95.47%, during the first nine months of 2016.

Earning assets averaged approximately $673,353,000 during the nine months ended September 30, 2016, as compared to $610,307,000 for the same period in 2015. Average interest-bearing liabilities increased to $376,459,000 for the nine months ended September 30, 2016, from $361,857,000 reported for the comparative period of 2015.

Loans and Leases

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of earning assets. Loans totaled $559,599,000 at September 30, 2016, an increase of $44,281,000, or 8.59%, when compared to the balance of $515,318,000 at December 31, 2015, and an increase of $43,898,000, or 8.51%, when compared to the balance of $515,701,000 reported at September 30, 2015. Loans on average increased $43,248,000, or 8.85%, between the nine months ended September 30, 2015 and September 30, 2016, with loans averaging $532,133,000 for the nine months ended September 30, 2016, as compared to $488,885,000 for the same period of 2015.

As a result of improvements in the economy, the Company has experienced significant increases in the loan portfolio between 2015 and 2016. During the nine months ended September 30, 2016, the Company experienced increases in a commercial and industrial loans and real estate construction and development loans compared to the same period ended September 30, 2015. Loans increased $44,281,000 between December 31, 2015 and September 30, 2016, and increased $43,898,000 between September 30, 2015 and September 30, 2016. Installment loans increased $12,901,000 due to growth in the student loan portfolio. Commercial and industrial loans decreased $8,113,000 between December 31, 2015 and September 30, 2016 and decreased $16,551,000 between September 30, 2015 and September 30, 2016. Real estate mortgage loans increased $37,780,000, or 14.98%, between December 31, 2015 and September 30, 2016, and $51,535,000 between September 30, 2015 and September 30, 2016. The increases in real estate mortgage loans are primarily due to residential mortgage loan pools purchased in March and June 2016. Agricultural loans increased $1,132,000, or 2.17%, between December 31, 2015 and September 30, 2016 and increased $10,244,000 between September 30, 2015 and September 30, 2016.  Commercial real estate loans (a component of real estate mortgage loans) continue to represent a significant portion of the total loan portfolio. Commercial real estate loans amounted to 35.30%, 35.43%, and 32.01%, of the total loan portfolio at September 30, 2016, December 31, 2015, and September 30, 2015, respectively. Residential mortgage loans are not generally not originated by the Company, but some residential mortgage loans have been made over the past several years to facilitate take-out loans for construction borrowers when they were not able to obtain permanent financing elsewhere. These loans are generally 30-year amortizing loans with maturities of between three and five years. Residential mortgages totaled $91,852,000 or 16.41% of the portfolio at September 30, 2016, $68,811,000, or 13.35% of the portfolio at December 31, 2015, and $72,452,000 or 14.05% of the portfolio at September 30, 2015. The Company held no loan participation purchases at September 30, 2015, December 31, 2015 or September 30, 2016. Loan participations sold increased from $10,612,000, or 2.06%, of the portfolio at September 30, 2015, to $29,025,000, or 5.6% of the portfolio, at December 31, 2015, and decreased to $23,330,000, or 4.2% of the portfolio, at September 30, 2016.

The following table sets forth the amounts of loans outstanding by category at September 30, 2016 and December 31, 2015, the category percentages as of those dates, and the net change between the two periods presented.

Table 5. Loans

	September 30, 2016		December 31, 2015
(in 000's)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Net Change	% Change
Commercial and industrial	$47,713	8.6%	$55,826	10.8%	$(8,113)	(14.53)%
Real estate – mortgage	290,012	51.8%	252,232	48.9%	37,780	14.98%
RE construction & development	131,177	23.4%	130,596	25.3%	581	0.44%
Agricultural	53,269	9.5%	52,137	10.1%	1,132	2.17%
Installment/other	37,428	6.7%	24,527	4.9%	12,901	52.60%
Total Gross Loans	$559,599	100.0%	$515,318	100.0%	$44,281	8.59%

Deposits

Total deposits were $671,286,000 at September 30, 2016, representing an increase of $49,481,000, or 7.96% from the balance of $621,805,000 reported at December 31, 2015, and an increase of $54,651,000, or 8.86% from the balance of $616,635,000 reported at September 30, 2015.

The following table sets forth the amounts of deposits outstanding by category at September 30, 2016 and December 31, 2015, and the net change between the two periods presented.

Table 6. Deposits

(in 000's)	September 30, 2016	December 31, 2015	Net Change	Percentage Change
Noninterest bearing deposits	$283,462	$262,168	$21,294	8.12%
Interest bearing deposits:
NOW and money market accounts	238,473	226,886	11,587	5.11%
Savings accounts	68,779	63,592	5,187	8.16%
Time deposits:
Under $250,000	63,816	58,122	5,694	9.80%
$250,000 and over	16,756	11,037	5,719	51.82%
Total interest bearing deposits	387,824	359,637	28,187	7.84%
Total deposits	$671,286	$621,805	$49,481	7.96%

The Company's deposit base consists of two major components represented by noninterest bearing (demand) deposits and interest bearing deposits, totaling $283,462,000 and $387,824,000 at September 30, 2016, respectively. Interest bearing deposits consist of time certificates, NOW and money market accounts, and savings deposits. Total interest bearing deposits increased $28,187,000, or 7.84%, between December 31, 2015 and September 30, 2016, and noninterest bearing deposits increased $21,294,000, or 8.12% between the same two periods presented. Included in the increase of $28,187,000 in interest bearing deposits during the nine months ended September 30, 2016, are increases of $11,587,000 in NOW and money market accounts and $5,187,000 in savings accounts. Time deposits increased $11,413,000.

Core deposits, as defined by the Company as consisting of all deposits other than time deposits of more than $250,000 and brokered deposits, continue to provide the foundation for the Company's principal sources of funding and liquidity. These core deposits amounted to 94.23% and 96.85% of the total deposit portfolio at September 30, 2016 and December 31, 2015, respectively. Brokered deposits totaled $5,360,000 at September 30, 2016, as compared to $8,546,000 at December 31, 2015, and $9,583,000 at September 30, 2015. Brokered deposits were 0.80% and 1.37% of total deposits at September 30, 2016 and December 31, 2015, respectively. In addition to brokered deposits, the Company held $16,626,000 in non-relationship time deposits at September 30, 2016.

On a year-to-date average, the Company experienced an increase of $53,238,000, or 9.12%, in total deposits between the nine months ended September 30, 2016 and September 30, 2015. Between these two periods, average interest bearing deposits increased $16,540,000 or 4.70%, and total noninterest-bearing deposits increased $36,698,000, or 15.81%, on a year-to-date average basis.

Short-Term Borrowings

At September 30, 2016, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $337,189,000, as well as Federal Home Loan Bank (FHLB) lines of credit totaling $2,236,000. At September 30, 2016, the Company had uncollateralized lines of credit with both Pacific Coast Bankers Bank ("PCBB") and Zion's Bank, totaling $10,000,000 and $20,000,000, respectively. These lines of credit generally have interest rates tied to either the Federal Funds rate, short-term U.S. Treasury rates, or LIBOR. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At September 30, 2016 and September 30, 2015, the Company had no outstanding borrowings. The Company had collateralized FRB lines of credit of $302,456,000, collateralized FHLB lines of credit totaling $2,854,000, an uncollateralized line of credit with PCBB of $10,000,000, and an uncollateralized line of credit with Zions Bank of $20,000,000 at December 31, 2015.

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

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At September 30, 2016, impaired and classified loans totaled $30,671,000, or 5.5%, of gross loans as compared to $39,579,000 or 7.7% of gross loans at December 31, 2015.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at September 30, 2016 and December 31, 2015, as well as classified loans at those period-ends.

(in 000's)	September 30, 2016	December 31, 2015
Specific allowance – impaired loans	$1,370	$3,097
Formula allowance – classified loans not impaired	1,419	1,385
Formula allowance – special mention loans	77	75
Total allowance for special mention and classified loans	2,866	4,557

Formula allowance for pass loans	5,482	5,086
Unallocated allowance	570	70
Total allowance for loan losses	$8,918	$9,713

Impaired loans	15,753	23,679
Classified loans not considered impaired	14,918	15,900
Total classified loans / impaired loans	$30,671	$39,579
Special mention loans not considered impaired	$2,595	$2,562

Impaired loans decreased $7,926,000 between December 31, 2015 and September 30, 2016 and the specific allowance related to impaired loans decreased $1,727,000 between December 31, 2015 and September 30, 2016. The decrease in impaired loans is primarily due to paydowns on troubled debt restructures and loan charge-offs. The formula allowance related to classified and special mention unimpaired loans increased by $36,000 between December 31, 2015 and September 30, 2016. The unallocated allowance increased from $70,000 at December 31, 2015 to $570,000 at September 30, 2016. The increase in unallocated allowance is the result of declining historical loss factors and a decrease in specific allowance on impaired loans. While economic conditions have improved and there has been a corresponding reduction in required loss reserves, the Company has a concentration in loans to finance CRE, construction and land development activities not secured by real estate. These loans have inherently higher risk characteristics and management believes maintaining additional, unallocated reserves to address the inherent losses in these loans that is not reflected in the Company's ALLL methodology is reasonable and appropriate. Further, the level of unallocated reserve is within the Company's policy limits. The level of “pass” loans increased approximately $52,527,000 between December 31, 2015 and September 30, 2016. The related formula allowance increased $396,000 during the same period. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis.

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

The general reserve requirements (ASC 450-70) decreased with the continued strengthening of local, state, and national economies and their impact on our local lending base, which has resulted in a lower qualitative component for the general reserve calculation. These positive factors were partially offset by the Company including OREO financial results in loss history and extending the look back period used to capture the loss history for the quantitative portion of the ALLL. In the third quarter of 2013, the look back period was changed from 4 years to stake-in-the-ground (December 31, 2005), in an effort to include higher losses experienced during the credit crisis. Changes in the mix of historical losses in the look back period resulted in a reallocation of the general reserve component of the allowance amount within the various loan segments as compared to September 30, 2016, as loss experience by segment has fluctuated over time. The stake-in-the-ground methodology requires the Company to use December 31, 2005, as the starting point of the look back period to capture loss history. Time horizons are subject to Management's assessment of the current period, taking into consideration changes in business cycles and environment changes.

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

In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring, for which the loan has been performing for a prescribed period of time under the current contractual terms, income is recognized under the accrual method. At September 30, 2016, included in impaired loans, were troubled debt restructures totaling $11,191,000. Nonaccrual loans, totaling $7,365,000, were included in that balance. The remaining troubled debt restructures, totaling $3,826,000, were current with regards to payments, and were performing according to their modified contractual terms.

The largest category of impaired loans at September 30, 2016 was commercial and industrial loans, comprising approximately 33.72% of total impaired loans. Real estate construction loans and real estate mortgage loans represented approximately 32.44% and 27.70%, respectively, of total impaired loan balances at September 30, 2016. Of the $5,312,000 in commercial and industrial impaired loans reported at September 30, 2016, two loans, with a total recorded investment of $558,000, were secured by real estate. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans at September 30, 2016, approximately $11,082,000, or 70.3%, are secured by real estate. The majority of impaired real estate construction and development loans are for the purpose of residential construction, residential and commercial acquisition and development, and land development. Residential construction loans are made for the purpose of building residential 1-4 single family homes. Residential and commercial acquisition and development loans are made for the purpose of purchasing land, developing that land if required, and developing real estate or commercial construction projects on those properties. Land development loans are made for the purpose of converting raw land into construction-ready building sites. The following table summarizes the components of impaired loans and their related specific reserves at September 30, 2016 and December 31, 2015.

	Impaired Loan Balance	Reserve	Impaired Loan Balance	Reserve
(in 000’s)	September 30, 2016	September 30, 2016	December 31, 2015	December 31, 2015
Commercial and industrial	$5,312	$735	$5,201	$530
Real estate – mortgage	4,363	635	5,293	635
RE construction & development	5,111	—	12,519	1,282
Agricultural	2	—	16	—
Installment/other	965	—	650	650
Total Impaired Loans	$15,753	$1,370	$23,679	$3,097

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to maximize collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At September 30, 2016, approximately $3,870,000 of the total $11,191,000 in TDRs was comprised of real estate mortgages. An additional $5,109,000 was related to real estate construction and development loans. Reserve amounts for real estate construction and development impaired loans and impaired installment loans declined between December 31, 2015 and September 30, 2016, primarily due to the Company securing collateral on loan which previously had reserve amounts allocated to them.

Total troubled debt restructurings decreased 39.53% at September 30, 2016 compared to December 31, 2015. Nonaccrual TDRs decreased by 1.54% while accruing TDRs decreased by 65.31% over the same period. Within TDR categories, total residential mortgages and real estate construction TDRs showed a decrease of 47.01%. Many of these credits are related to real estate projects that slowed significantly or stalled during the recession, leading the Company to pursue restructuring of the qualified credits allowing the real estate market time to recover and developers opportunity to finish projects at a slower pace. Concessions granted in these circumstances include lengthened maturities and/or rate reductions that enabled the borrower to finish the projects and may be entirely successful. In large part, current successes are related to a recovering real estate market.

The following table summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at September 30, 2016 and December 31, 2015.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	September 30, 2016	September 30, 2016	September 30, 2016
Commercial and industrial	$1,246	$570	$676
Real estate - mortgage:
Commercial real estate	1,485	1,156	329
Residential mortgages	2,385	—	2,385
Home equity loans	—	—	—
Total real estate mortgage	3,870	1,156	2,714
RE construction & development	5,109	4,674	435
Agricultural	1	—	1
Installment/other	965	965	—
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$11,191	$7,365	$3,826

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(in 000's)	December 31, 2015	December 31, 2015	December 31, 2015
Commercial and industrial	$898	$327	$571
Real estate - mortgage:
Commercial real estate	1,243	1,243	—
Residential mortgages	3,533	—	3,533
Home equity loans	—	—	—
Total real estate mortgage	4,776	1,243	3,533
RE construction & development	12,168	5,260	6,908
Agricultural	16	—	16
Installment/other	650	650	—
Commercial lease financing	—	—	—
Total Troubled Debt Restructurings	$18,508	$7,480	$11,028

Of the $11,191,000 in total TDRs at September 30, 2016, $7,365,000 were on nonaccrual status at period-end. Of the $18,508,000 in total TDRs at December 31, 2015, $7,480,000 were on nonaccrual status at period-end. As of September 30, 2016, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

Table 7. Nonperforming Assets

(in 000's)	September 30, 2016	December 31, 2015
Nonaccrual Loans (1)	$7,747	$8,193
Restructured Loans	3,826	11,028
Total nonperforming loans	11,573	19,221
Other real estate owned	7,065	12,873
Total nonperforming assets	$18,638	$32,094

Nonperforming loans to total gross loans	2.07%	3.73%
Nonperforming assets to total assets	2.38%	4.42%
Allowance for loan losses to nonperforming loans	77.06%	50.53%

(1)	Included in nonaccrual loans at September 30, 2016 and December 31, 2015 are restructured loans totaling $7,365,000 and $7,480,000, respectively.

Non-performing loans decreased $7,648,000 between December 31, 2015 and September 30, 2016. The decrease in restructured loans is primarily due to primarily due to principal paydowns and loan charge-offs. Nonaccrual loans decreased $446,000 between December 31, 2015 and September 30, 2016, with real estate mortgage and real estate construction loans comprising approximately 80.20% of total nonaccrual loans at September 30, 2016. The following table summarizes the nonaccrual totals by loan category for the periods shown. The ratio of the allowance for loan losses to nonperforming loans increased from 50.53% at December 31, 2015 to 77.06% at September 30, 2016.

(in 000's)	Balance	Balance	Change from
Nonaccrual Loans:	September 30, 2016	December 31, 2015	December 31, 2015
Commercial and industrial	$569	$328	$241
Real estate - mortgage	1,539	1,635	(96)
RE construction & development	4,674	5,580	(906)
Installment/other	965	650	315
Total Nonaccrual Loans	$7,747	$8,193	$(446)

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

Except for the nonaccrual loans included in the above table, or those included in the impaired loan totals, there were no loans at September 30, 2016 where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due, or restructured loan at some future date.

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, remained relatively high compared to peers during the nine months ended September 30, 2016, but decreased $13,456,000 from a balance of $32,094,000 at December 31, 2015 to a balance of $18,638,000 at September 30, 2016. Nonaccrual loans, totaling $7,747,000 at September 30, 2016, decreased $446,000 from the balance of $8,193,000 reported at December 31, 2015. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $7,926,000 during the nine months ended September 30, 2016 to a balance of $15,753,000 at September 30, 2016. Other real estate owned through foreclosure decreased to a balance of $7,065,000 at September 30, 2016 as compared to a balance of $12,873,000 at December 31, 2015. The decrease in other real estate owned is a result of sales on three other real estate owned properties. Nonperforming assets as a percentage of total assets decreased from 4.42% at December 31, 2015 to 2.38% at September 30, 2016.

The following table summarizes various nonperforming components of the loan portfolio, the related allowance for credit losses and provision for credit losses for the periods shown.

(in 000's)	September 30, 2016	December 31, 2015	September 30, 2015
(Recovery of provision) provision for credit losses during period	$(7)	$(41)	$434
Allowance as % of nonperforming loans	77.06%	50.53%	82.60%

Nonperforming loans as % total loans	2.07%	3.73%	2.72%
Restructured loans as % total loans	2.00%	3.59%	2.39%

Management continues to monitor economic conditions in the real estate market for signs of further deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Greater focus has been placed on monitoring and reducing the level of problem assets, while working with borrowers to find more options, including loan restructures, to work through these difficult economic times. Restructured loan balances are comprised of 28 loans totaling $11,191,000 at September 30, 2016, compared to 29 loans totaling $18,508,000 at December 31, 2015.

The following table summarizes special mention loans by type at September 30, 2016 and December 31, 2015.

(in thousands)	September 30, 2016	December 31, 2015
Commercial and industrial	$1,058	$946
Real estate - mortgage:
Commercial real estate	624	1,616
Residential mortgages	—	—
Home equity loans	—	—
Total real estate mortgage	624	1,616
RE construction & development	912	—
Agricultural	—	—
Installment/other	—	—
Commercial lease financing	—	—
Total Special Mention Loans	$2,594	$2,562

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

The following table provides a summary of the Company's allowance for possible credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the nine months ended September 30, 2016 and September 30, 2015.

Table 8. Allowance for Credit Losses - Summary of Activity

(in 000's)	September 30, 2016	September 30, 2015
Total loans outstanding at end of period before deducting allowances for credit losses	$560,651	$515,846
Average loans outstanding during period	532,133	488,885

Balance of allowance at beginning of period	9,713	10,771
Loans charged off:
Real estate	(29)	—
Commercial and industrial	(846)	(387)
Installment and other	(20)	(26)
Total loans charged off	(895)	(413)
Recoveries of loans previously charged off:
Real estate	50	191
Commercial and industrial	51	581
Installment and other	6	9
Total loan recoveries	107	781
Net loans (charged-off) recovered	(788)	368

Provision (recovery of provision) charged to operating expense	(7)	434
Balance of allowance for credit losses at end of period	$8,918	$11,573

Net loan charge-offs (recoveries) to total average loans (annualized)	0.20%	(0.10)%
Net loan charge-offs (recoveries) to loans at end of period (annualized)	0.19%	(0.10)%
Allowance for credit losses to total loans at end of period	1.59%	2.24%
Net loan charge-offs (recoveries) to allowance for credit losses (annualized)	11.78%	(4.24)%
Provision for credit losses to net recoveries (annualized)	1.18%	157.25%

Provisions for credit losses are determined on the basis of management's periodic credit review of the loan portfolio, consideration of past loan loss experience, current and future economic conditions, and other pertinent factors. Management believes its estimate of the allowance for credit losses adequately covers estimated losses inherent in the loan portfolio and, based on the condition of the loan portfolio, management believes the allowance is sufficient to cover risk elements in the loan portfolio. For the nine months ended September 30, 2016, the recovery of provision for the allowance for credit losses was $7,000 as compared to a provision of $434,000 for the nine months ended September 30, 2015.

Net loan and lease charge-offs during the nine months ended September 30, 2016 totaled $788,000 as compared to net recoveries of $368,000 for the nine months ended September 30, 2015. The Company charged-off, or had partial charge-offs on, 11 loans during the nine months ended September 30, 2016, as compared to 5 loans during the same period ended September 30, 2015, and 9 loans during the year ended December 31, 2015. The annualized percentage net charge-offs to average loans were 0.20% for the nine months ended September 30, 2016 and 0.21% for the year ended December 31, 2015, as compared to net recoveries of 0.10% for the nine months ended September 30, 2015. The Company's net loans increased from $515,846,000 at September 30, 2015 to $560,651,000 at September 30, 2016, however the Company did not record a provision to the allowance for credit losses during that period. Management evaluates its estimate of the allowance for credit losses quarterly and believes it adequately covers the estimated losses inherent in the loan portfolio.

Growth in the loan portfolio during the nine months ended September 30, 2016 brought the allowance to 1.59% of outstanding loan balances at September 30, 2016, as compared to 1.88% of outstanding loan balances at December 31, 2015, and 2.24% at September 30, 2015.

At September 30, 2016 and September 30, 2015, $316,000 and $315,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, reported separately in other liabilities on the consolidated balance sheet. Management believes that the 1.59% credit loss allowance at September 30, 2016 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, regarding economic conditions or other circumstances which may adversely affect the Company's service areas and result in future losses to the loan portfolio.

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

The Company continues to emphasize liability management as part of its overall asset/liability strategy. Through the discretionary acquisition of short term borrowings, the Company has, when needed, been able to provide liquidity to fund asset growth while, at the same time, better utilizing its capital resources, and better controlling interest rate risk.  This does not preclude the Company from selling assets such as investment securities to fund liquidity needs but, with favorable borrowing rates, the Company has maintained a positive yield spread between borrowed liabilities and the assets which those liabilities fund. If, at some time, rate spreads become unfavorable, the Company has the ability to utilize an asset management approach and, either control asset growth or fund further growth with maturities or sales of investment securities. At September 30, 2016, the Company had no borrowings, as its deposit base currently provides funding sufficient to support its asset values.

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, is maintained at a level deemed sufficient to provide the cash outlay necessary to fund loan growth as well as any customer deposit runoff that may occur. Additional liquidity requirements may be funded with overnight or term borrowing arrangements with various correspondent banks, FHLB and the Federal Reserve Bank. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At September 30, 2016, the Bank had 71.73% of total assets in the loan portfolio and a loan to deposit ratio of 83.36%, as compared to 71.02% of total assets in the loan portfolio and a loan to deposit ratio of 82.87% at December 31, 2015. Liquid assets at September 30, 2016, include cash and cash equivalents totaling $111,747,000 as compared to $125,751,000 at December 31, 2015. Other sources of liquidity include collateralized lines of credit from the Federal Home Loan Bank, and from the Federal Reserve Bank totaling $339,425,000 and an uncollateralized lines of credit from Pacific Coast Banker's Bank (PCBB) of $10,000,000 and Zion's Bank of $20,000,000 at September 30, 2016.

The liquidity of the parent company, United Security Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion). The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Beginning the quarter ended March 31, 2009, the Bank precluded from paying a cash dividend to the Company. To conserve cash and capital resources, the Company elected at March 31, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. Since the second quarter of 2014, the Bank has received approval quarterly from the Federal Reserve Bank to upstream a dividend to the parent company for the purpose of payment of interest on the Company's junior subordinated debt and for the parent company's operating expenses.  During the nine months ended September 30, 2016, the Company received $316,000 in cash dividends from the Bank.

Cash Flow

The period-end balances of cash and cash equivalents for the periods shown are as follows (from Consolidated Statements of Cash Flows – in 000’s):

(in 000's)	Balance
December 31, 2014	$103,577
September 30, 2015	$116,388
December 31, 2015	$125,751
September 30, 2016	$111,747

Cash and cash equivalents decreased $14,004,000 during the nine months ended September 30, 2016, as compared to a increase of $12,811,000 during the nine months ended September 30, 2015.

The Company had a net cash inflow from operations of $6,025,000 for the nine months ended September 30, 2016 and a cash inflow from operations totaling $6,739,000 for the period ended September 30, 2015. The Company experienced net cash outflows from investing activities totaling $69,516,000 related to the purchase of investment securities and purchases of residential mortgage loan pools during the nine months ended September 30, 2016. For the nine months ended September 30, 2015, the Company experienced net cash outflows from investing activities of $43,390,000 due to an increase in organic loan growth and a purchase of a residential mortgage pool.

During the nine months ended September 30, 2016, the Company experienced net cash inflows from financing activities totaling $49,487,000, primarily as the result of increases in demand deposits and savings accounts. For the nine months ended September 30, 2015, the Company experienced net cash inflows of $49,462,000 from financing activities due to increases in demand deposit accounts.

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

Accordingly, reflecting the Company’s and the Bank’s improved financial condition and performance, as of November 19, 2014, the Bank and the Company have been relieved of all formal regulatory agreements. Some of the governance and procedures established by the Agreement remain in place, including submission of certain plans and reports to the Federal Reserve, the Bank’s obligation to maintain a 9.0% tangible shareholder’s equity ratio, and the requirement to seek approvals from the Federal Reserve for either the Bank or the Company to pay dividends and for the Company to pay interest on its outstanding junior subordinated debt. While no assurances can be given as to future regulatory approvals, since June 2014, the Federal Reserve has been approving the Bank's payment of dividends to the Company to cover the Company's tax payments, operating expenses, interest payments, and the Company's payment of quarterly interest on the junior subordinated debt.

Management believes that the Bank is currently in substantial compliance with most of the requirements of the MOU, including its deadlines, and the Bank is working with the FRB to address the few open items.

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

Effective October 19, 2016, the DBO terminated the MOU as the Bank had fulfilled the provisions of the MOU.

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

In addition to the general capital adequacy guidelines, pursuant to the DBO’s MOU the Bank is required to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0%. For purposes of the MOU, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 12.7% and 12.8% at September 30, 2016 and 2015, respectively.

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

The following table sets forth the Company’s and the Bank's actual capital positions at September 30, 2016, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

Table 9. Capital Ratios

	Ratio at September 30, 2016	Ratio at December 31, 2015	Minimum for Capital Adequacy	Minimum requirement for "Well Capitalized" Institution
Total capital to risk weighted assets
Company	17.32%	16.65%	8.00%	N/A
Bank	17.31%	16.69%	8.00%	10.00%
Tier 1 capital to risk-weighted assets
Company	16.07%	15.40%	6.00%	N/A
Bank	16.05%	15.43%	6.00%	8.00%
Common equity tier 1 capital to risk-weighted assets
Company	14.82%	14.10%	4.50%	N/A
Bank	16.05%	15.43%	4.50%	6.50%
Tier 1 capital to adjusted average assets (leverage)
Company	13.26%	12.95%	4.00%	N/A
Bank	13.33%	12.94%	4.00%	5.00%

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
As of September 30, 2016, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an informal agreement with the Federal Reserve Bank and Department of Business Oversight that, among other things, requires prior approval before paying a cash dividend or otherwise making a distribution of stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company.  In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the year ended September 30, 2016, the Bank’s cash dividends of $316,000 paid to the Company were approved by the Federal Reserve and the DBO. These dividends partially funded the Company’s operating costs and payments of interest on its junior subordinated debentures

The Bank, as a state-chartered bank, is subject to dividend restrictions set forth in California state banking law and administered by the Commissioner of the California Department of Business Oversight (“Commissioner”). Under such restrictions, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the Commissioner, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the

Commissioner. Notwithstanding the foregoing, if the Commissioner finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the Commissioner may order the state bank not to pay any dividend. The FRB may also limit dividends paid by the Bank. As noted above, the terms of the informal agreement with the Federal Reserve prohibit both the Company and the Bank from paying dividends without prior approval of the Federal Reserve.

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program is provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At September 30, 2016, the Bank was not subject to a reserve requirement.

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

As of September 30, 2016, the end of the period covered by this report, an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures was carried out. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None during the quarter ended September 30, 2016.

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

United Security Bancshares

Date:	November 4, 2016	/S/ Dennis R. Woods
Dennis R. Woods
President and
Chief Executive Officer

/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer