Form 10-K
period 2016-12-31
UNITED SECURITY BANCSHARES
filed 2017-03-03
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUALREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-32987

UNITED SECURITY BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	91-2112732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2126 Inyo Street, Fresno, California	93721
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code    (559) 248-4943
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒
Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2016: $74,765,669
Shares outstanding as of February 28, 2017:   16,708,108
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Definitive Proxy Statement for the 2017 Meeting of Part III, Items 10, 11, 12, 13 and 14
Shareholders is incorporated by reference into Part III.

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

Item 1 - Business

General

United Security Bancshares is a California corporation incorporated during March of 2001 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company’s stock is listed on NASDAQ under the symbol “UBFO.” United Security Bank (the “Bank”) was formed in 1987 and, on June 12, 2001, the Bank became the wholly-owned subsidiary of United Security Bancshares through a tax-free holding company reorganization, accounted for on a basis similar to the pooling of interest method. In the transaction, each share of Bank stock was exchanged for a share of United Security Bancshares stock on a one-to-one basis. References to the “Company” are references to United Security Bancshares and United Security Bank, on a consolidated basis. References to the “Bank” are to United Security Bank. References to the Holding Company are to United Security Bancshares only.

At present, the Company does not engage in any material business activities other than ownership of the Bank.

United Security Bank

The Bank is a California state-chartered bank headquartered in Fresno, California. It is also a member of the Federal Reserve System. The Bank originally commenced business on December 21, 1987, as a national bank. On February 3, 1999, the Bank converted into a California state-chartered bank after receiving all necessary regulatory and shareholder approvals. The Bank’s operations are currently subject to federal and state laws applicable to state-chartered member banks, and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is also subject to the Federal Deposit Insurance Act (“FDIA”) and regulatory reporting requirements of the FDIC. As a state-chartered member bank, the Bank is subject to supervision and regular examinations by the Board of Governors of the Federal Reserve System (the “FRB”) and the California Department of Business Oversight (the “DBO”). In addition, the Bank is required to file reports with the FRB and provide such additional information as the FRB may require.

At December 31, 2016, the Bank operates three branches (including its main office), one construction lending office, and one financial services office in Fresno and one branch each, in Oakhurst, Caruthers, San Joaquin, Firebaugh, Coalinga, Bakersfield, Taft, and Campbell. The Bank has ATMs at all branch locations and off-site ATMs at eight different non-branch locations. In addition, the Company and Bank have administrative headquarters located at 2126 Inyo Street, Fresno, California, 93721.

USB Investment Trust Inc.

USB Investment Trust Inc. was incorporated effective December 31, 2001 as a special purpose real estate investment trust (REIT) under Maryland law. The REIT is a subsidiary of the Bank and was funded with $133.0 million in real estate-secured loans contributed by the Bank. USB Investment Trust was originally formed to give the Bank flexibility in raising capital, and reduce the expenses associated with holding the assets contributed to USB Investment Trust. The REIT also provided state tax benefits beginning in 2002.

USB Capital Trust II

During July 2007, the Company formed USB Capital Trust II, a wholly-owned special purpose entity, for the purpose of issuing Trust Preferred Securities. USB Capital Trust II is a Variable Interest Entity (VIE) and a deconsolidated entity pursuant current accounting standards related to variable interest entities. On July 23, 2007, USB Capital Trust II issued $15 million in Trust Preferred securities. The securities have a thirty-year maturity and bear a floating rate of interest (repricing quarterly) of 1.29% over the three-month LIBOR rate. Interest is payable quarterly. Concurrent with the issuance of the Trust Preferred securities, USB Capital Trust II used the proceeds of the Trust Preferred securities offering to purchase a like amount of junior subordinated debentures of the Company. The Company pays interest on the junior subordinated debentures to USB Capital Trust II, which represents the sole source of dividend distributions to the holders of the Trust Preferred securities. Effective September 30, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Company elected to defer interest payments on the Company's $15.0 million of junior subordinated debentures relating to its trust preferred securities. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals were elected, the Company continued to record interest expense associated with the debentures. As of June 30, 2014, the Company ended the extension period, paid all accrued and unpaid interest, and is currently making quarterly interest payments. During 2015, $3.0 million of the $15.0 million principal balance of the subordinated debentures related to the trust preferred securities was purchased by the Bank and subsequently purchased by the Company. The Company redeemed the $3.0 million in par value of the subordinated debentures, resulting in a remaining contractual principal balance of $12.0 million at year-end 2015. The Company may redeem the junior subordinated debentures at any time at par.

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

The Bank offers a wide range of deposit instruments including personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal (NOW) accounts, money market accounts and time certificates of deposit. Most of the Bank's deposits are comprised of accounts from individuals and from small and medium-sized business-related sources. Time deposits have provided a significant portion of the Bank’s deposit base amounting to 15.22% and 11.12% of total deposits at December 31, 2016 and 2015, respectively. A portion of those time deposits are brokered deposits which are considered wholesale funding sources generally from out of the Bank’s market area. Brokered deposits comprised 4.16% and 1.37% of total deposits at December 31, 2016 and 2015, respectively.

The Bank also engages in a full complement of lending activities, including real estate mortgage (50.6% of total loans at December 31, 2016), commercial and industrial (8.6% of total loans at December 31, 2016), real estate construction (22.9% of total loans at December 31, 2016), as well as agricultural (10.0% of total loans at December 31, 2016), and installment loans (7.9% of total loans at December 31, 2016).. Approximately 85% of the Bank's loans are secured by real estate at December 31, 2016. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2016, the Bank had loans (net of unearned fees) outstanding of $570,834,000, which represented approximately 84.2% of the Bank's total deposits and approximately 72.4% of its total assets.

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

Although the Bank has a high concentration of commercial real estate loans, the Bank is not in the business of making residential mortgage loans to individuals. Residential mortgage loans totaled $87,388,000 or 15.34% of the portfolio at December 31, 2016. The residential mortgage loan portfolio is primarily comprised of purchased residential mortgage pools. The Bank does not originate, or have in its loans portfolio, any subprime, Alt-A, or option adjustable rate loans. The Bank does originate interest-only loans which are generally revolving lines of credit to commercial and agricultural businesses or for real estate development where the borrowers business may be seasonal or cash flows may be restricted until the completion of the project. In addition, the Bank has restructured certain loans to allow the borrower to continue to perform on the loan under a troubled debt restructuring plan.

The Bank purchases loan participations from, and sells loan participations to, other financial institutions. The underwriting standards for loan participations or purchases are the same as non-participated loans, and are subject to the same limitations, collateral requirements, and borrower requirements. The Bank has reduced its level of loan participations over the past several years. Currently, the Bank holds no participation purchased loans. Loan participations sold comprised 4.6% and 3.4% of the total loan portfolio at December 31, 2016 and 2015, respectively. During the past year, participation lending activity has increased and currently the Company is participating in more participation sales.

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

In addition to the loan and deposit services discussed above, the Bank also offers a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include online banking, mobile banking, safe deposit boxes, ATM services, payroll direct deposit, cashier's checks, and cash management services. In addition, the Bank offers a variety of specialized financial services, including wealth management, employee benefit, insurance and loan products, as well as consulting services for a variety of clients. The Bank does not operate a trust department; however, it makes arrangements with its correspondent bank to offer trust services to its customers upon request. Most of the Bank's business originates within Fresno, Madera, Kern, and Santa Clara Counties. Neither the Bank’s business nor liquidity are seasonal, and there has been no material effect upon the Bank's capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

Competition and Market Share

The banking business in California generally, and in the market area served by the Company specifically, is highly competitive with respect to both loans and deposits. The Company competes for loans and deposits with other commercial banks, savings and loan associations, money market funds, credit unions and other financial institutions, including a number that are substantially larger than the Company. The Company competes for loans and deposits by offering competitive interest rate and by seeking to provide a higher level of personal service than is generally offered by larger competitors. Regulatory restrictions on interstate bank branching and acquisitions and on banks providing a broader array of financial services, such as securities underwriting and dealing and insurance, have been reduced or eliminated. The availability of banking services over the Internet and on mobile devices continues to expand. Changes in laws and regulations governing the financial services industry cannot be predicted; however, past legislation has served to intensify the competitive environment. Many of the major commercial banks operating in the Company's market areas offer certain services such as trust and international banking services, which the Company does not offer directly. In addition, banks with larger capitalization have larger lending limits and are thereby able to serve larger customers.

The Company’s primary market area at December 31, 2016 was located in Fresno, Madera, and Kern Counties, in which approximately 30 FDIC-insured financial institutions compete for business. Santa Clara County was added during February 2007, with the Legacy Bank acquisition, in which approximately 50 FDIC-insured financial institutions compete for business. The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2016, which is the most current information available.

	Rank	Share
Fresno County	8th	3.74%
Madera County	10th	4.75%
Kern County	14th	0.85%
Total of Fresno, Madera, Kern Counties	11th	2.74%
Santa Clara County	40th	0.02%

Supervision and Regulation

Introduction

The Holding Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered with, regulated and examined by the Board of Governors of the Federal Reserve System, or FRB. In addition to the regulation of the Holding Company by the FRB, the Bank is subject to extensive regulation and periodic examination, principally by the California Department of Business Oversight, or DBO and, as a member bank, the FRB. The Federal Deposit Insurance Corporation, or FDIC insures the Bank’s deposits up to certain prescribed limits. The Holding Company is also subject to jurisdiction of the Securities and Exchange Commission ("SEC") and to the disclosure and regulatory requirements of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”), and through the listing of its common stock on NASDAQ is subject to the listing standards and rules of NASDAQ.

Banking is a complex, highly regulated industry. The primary goals of the rules and regulations are to maintain a safe and sound banking system, protect depositors and the FDIC’s insurance fund, and facilitate the conduct of sound monetary policy. They are not intended for the benefit of shareholders of financial institutions. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities.
From time to time, laws or regulations are enacted which have the effect of increasing the cost of doing business, limiting or expanding the scope of permissible activities, or changing the competitive balance between banks and other financial and non-financial institutions. Proposals to change the laws and regulations governing the operations of banks and bank holding companies are frequently made in Congress and by various bank and other regulatory agencies. Future changes in the laws, regulations or polices that impact the Holding Company and the Bank cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company.
The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is also qualified in its entirety by reference to the full text and to the implementation and enforcement of the statutes and regulations referred to in this discussion.
Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was signed into law to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act created a Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act additionally created an independent federal regulator to administer federal consumer protection laws. Among the provisions that may affect the Company are the following:

•
Holding Company Capital Requirements. The Dodd-Frank Act requires the FRB to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

•
Deposit Insurance. The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective July 21, 2011, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

•
Corporate Governance. The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The legislation also authorized the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

•
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

•
Limits on Derivatives. The Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered takes into consideration credit exposure to derivatives transactions. For this purpose, derivative transaction includes any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

•
Transactions with Affiliates and Insiders. The Dodd-Frank Act expanded the definition of “affiliate” for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act also prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

•
Consumer Financial Protection Bureau. The Dodd-Frank Act created an independent federal agency called the Consumer Financial Protection Bureau (the “CFPB”), which has been granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but are still examined and supervised by their federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

•
Final Volcker Rule. In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities, including the Holding Company and the Bank, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules were originally scheduled to become effective on April 1, 2014; however certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. At December 31, 2016, neither the Holding Company nor the Bank held any investment positions which were subject to the Volcker Rule. Therefore, while these new rules may require the Holding Company and/or the Bank to conduct certain internal analyses and reporting, we believe that the rules will not require any material changes in their respective operations or business.

On February 3, 2017, President Donald Trump issued an executive order designed to reduce the perceived regulatory burdens of the Dodd-Frank Act. The executive order proclaims that the policy of President Trump’s administration will be to “regulate the United States financial system in a manner consistent with the following principles of regulation:”

•	empower Americans to make independent financial decisions and informed choices in the marketplace, save for retirement, and build individual wealth;

•	prevent taxpayer-funded bailouts;

•	foster economic growth and vibrant financial markets through more rigorous regulatory impact analysis that addresses systemic risk and market failures, such as moral hazard and information asymmetry;

•	enable American companies to be competitive with foreign firms in domestic and foreign markets;

•	advance American interests in international financial regulatory negotiations and meetings;

•	make regulation efficient, effective, and appropriately tailored; and

•	restore public accountability within Federal financial regulatory agencies and rationalize the Federal financial regulatory framework.

President Trump’s order directs the Secretary of the Treasury to consult with the heads of the member agencies of the Financial Stability Oversight Council on the extent to which existing laws, treaties, regulations, guidance, reporting and recordkeeping requirements, and other government policies promote his administration’s regulatory principles and to identify what actions have been taken, and are currently being taken, to promote and support these principles.

In light of President Trump’s executive order, the Company cannot predict which provisions of the Dodd-Frank Act will be repealed, put in to effect, delayed or enforced under the current Administration and, therefore, cannot predict the effect, if any, that the Dodd-Frank Act will have on the Company’s future operations and financial condition.

The Holding Company

General. As a bank holding company, the Holding Company is subject to regulation by the FRB. According to FRB Policy, the Holding Company is expected to act as a source of financial strength for the Bank, to commit resources to support it in circumstances where the Holding Company might not otherwise do so. Under the BHCA, the Holding Company is subject to periodic examination by the FRB. The Holding Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries as may be required by the FRB.

Bank Holding Company Liquidity. The Holding Company is a legal entity, separate and distinct from the Bank. The Holding Company has the ability to raise capital on its own behalf or borrow from external sources. The Holding Company may also obtain additional funds from dividends paid by, and fees charged for services provided to, the Bank. However, regulatory constraints on the Bank may restrict or totally preclude the payment of dividends by the Bank to the Holding Company.

Transactions with Affiliates and Insiders. The Holding Company and any subsidiaries it may purchase or organize are deemed to be affiliates of the Bank within the meaning of Sections 23A and 23B of the Federal Reserve Act, and the FRB’s Regulation W. Under Sections 23A and 23B and Regulation W, loans by the Bank to affiliates, investments by them in affiliates’ stock, and taking affiliates’ stock as collateral for loans to any borrower is limited to 10% of the Bank’s capital, in the case of any one affiliate, and is limited to 20% of the Bank’s capital, in the case of all affiliates. In addition, transactions between the Bank and other affiliates must be on terms and conditions that are consistent with safe and sound banking practices, in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by marketable collateral of designated amounts. The Holding Company and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to a bank or bank holding company’s executive officers, directors and principal shareholders; any company controlled by any such executive officer, director or shareholder; or any political or campaign committee controlled by such executive officer, director or principal shareholder. Additionally, such loans or extensions of credit must comply with loan-to-one-borrower limits; require prior full board approval when aggregate extensions of credit to the person exceed specified amounts; must be made on substantially the same and follow credit-underwriting procedures no less stringent than those prevailing at the time for comparable transactions with non-insiders; must not involve more than the normal risk of repayment or present other unfavorable features; and must not exceed the bank’s unimpaired capital and unimpaired surplus in the aggregate.

Limitations on Business and Investment Activities. Under the BHCA, a bank holding company must obtain the FRB’s approval before: (i) directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company; (ii) acquiring all or substantially all of the assets of another bank; (iii) or merging or consolidating with another bank holding company.

The FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB must give effect to applicable state laws limiting the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institutions in the state in which the target bank is located, provided that those limits do not discriminate against out-of-state depository institutions or their holding companies, and state laws which require that the target bank have been in existence for a minimum period of time, not to exceed five years, before being acquired by an out-of-state bank holding company.

In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be “so closely related to banking as to be a proper incident thereto.” The Holding Company, therefore, is permitted to engage in a variety of banking-related businesses.

Additionally, qualifying bank holding companies making an appropriate election to the FRB may engage in a full range of financial activities, including insurance, securities and merchant banking. the Holding Company has not elected to qualify for these financial services.

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, the Bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that:

•	the customer must obtain or provide some additional credit, property or services from or to the Bank other than a loan, discount, deposit or trust services;

•	the customer must obtain or provide some additional credit, property or service from or to the Holding Company or any subsidiaries; or

•	the customer must not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

Capital Adequacy. Bank holding companies must maintain minimum levels of capital under the FRB’s risk-based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB’s risk-based capital adequacy guidelines, discussed in more detail below in the section entitled “Capital Standards,” assign various risk percentages to different categories of assets and capital is measured as a percentage of risk assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the FRB’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers under the Gramm-Leach-Bliley Act, would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

Limitations on Dividend Payments. California Corporations Code Section 500 allows the Holding Company to pay a dividend to its shareholders only to the extent that the Holding Company has retained earnings and, after the dividend, the Holding Company’s:

•	assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and

•	current assets would be at least equal to current liabilities.

Additionally, the FRB’s policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

Securities Registration and Listing. The Holding Company’s common stock is registered with the SEC under the Exchange Act and, therefore, is subject to the information, proxy solicitation, insider trading, corporate governance, and other disclosure requirements and restrictions of the Exchange Act, as well as the Securities Act, both administered by the SEC. the Holding Company is required to file annual, quarterly and other current reports with the SEC. The SEC maintains an Internet site, http://www.sec.gov, at which the Holding Company’s filings with the SEC may be accessed. the Holding Company’s SEC filings are also available on its website at http://investors.unitedsecuritybank.com/Docs.

The Holding Company’s common stock is listed on NASDAQ and trades under the symbol “UBFO.” As a company listed on NASDAQ, the Holding Company is subject to NASDAQ standards for listed companies. NASDAQ has also adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

The Bank

As a state-chartered bank and a member of the Federal Reserve, the Bank is subject to regulation, supervision and regular examination by the FRB, the DBO and the CFPB. The Bank is subject to California laws, insofar as they are not preempted by federal banking law. Deposits of the Bank are insured by the FDIC up to the applicable limits in an amount up to $250,000 per customer and, as such, the Bank is subject to the applicable provisions of the FDIA and the regulations of the FDIC. As a consequence of the extensive regulation of commercial banking activities in California and the United States, the Bank’s business is particularly susceptible to changes in California and federal legislation and regulation, which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition.

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

Capital Standards

In addition to the Dodd-Frank Act, the international oversight body of the Basel Committee on Banking Supervision, or Basel III, reached agreements that introduced a minimum common equity tier 1 capital requirement of 4.50 percent, along with a capital conservation buffer of 2.50 percent to bring total common equity capital requirements to 7.00 percent. The federal banking agencies issued final rules that implemented Basel III and certain other revisions to the Basel capital framework, as well as the minimum leverage and risk-based capital requirements of the Dodd Frank Act. Federal regulators periodically propose amendments to the risk-based capital guidelines and the related regulatory framework and consider changes to the capital standards that could significantly increase the amount of capital needed to meet applicable standards. The timing of adoption, ultimate form and effect of any such proposed amendments cannot be determined at this time.

The following are among the requirements that were phased in beginning January 1, 2015:

•	An increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	A new category and a required 4.50% of risk-weighted assets ratio is established for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity;

•	A minimum non-risk-based leverage ratio is set at 4.00% eliminating a 3.00% exception for higher rated banks;

•
Changes in the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities;

•
An additional capital conservation buffer of 2.5% of risk-weighted assets over each of the required capital ratios will be phased in beginning January 2016 at 0.625% of risk-weighted assets until fully implemented in January 2019. This conservation buffer level must be met to avoid limitations on the ability to pay dividends, repurchase shares or pay discretionary bonuses;

•
The risk weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•	An additional “countercyclical capital buffer” is required for larger and more complex institutions.

As of December 31, 2016, the Company and the Bank were "well-capitalized" under these new capital standards. The regulatory capital guidelines as well as the actual capitalization for the Bank and the Company as of December 31, 2016 are set forth under the section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS - Regulatory Matters - Capital Adequacy.”

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

Under the regulations, a bank shall be deemed to be:

•
“well capitalized” if it has a total risk-based capital ratio of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a leverage capital ratio of 5% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

•
“adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized”;

•
“undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage capital ratio that is less than 4% (3% under certain circumstances)

•
“significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage capital ratio that is less than 3%; and

•	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

A bank’s category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

While these benchmarks have not changed, due to market turbulence, the regulators have strongly encouraged and, in many instances, required, banks and bank holding companies to achieve and maintain higher ratios as a matter of safety and soundness.

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment, the bank would be “undercapitalized,” that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to “undercapitalized” banks. Banks classified as “undercapitalized” are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to “significantly undercapitalized” banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to “critically undercapitalized” banks. Restrictions for these banks include the appointment of a receiver or conservator. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

A bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. Further, a bank that otherwise meets the capital levels to be categorized as “well capitalized,” will be deemed to be “adequately capitalized,” if the bank is subject to a written agreement requiring that the bank maintain specific capital levels. At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.
In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties. The enforcement of such actions through injunctions or restraining orders may be based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

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

Premiums for Deposit Insurance

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

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.  The termination of deposit insurance would result in the forced closure of the Bank which would have a material adverse effect on the Company’s business, financial condition and results of operations.

Federal Home Loan Bank System

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

 The FHLB – SF capital stock is redeemable on five years written notice, subject to certain conditions. At December 31, 2016 the Bank owned 23,211 shares of the FHLB-SF capital stock.

Federal Reserve Bank

The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts and non-personal time deposits.  At December 31, 2016, the Bank was in compliance with these requirements.

Regulatory Orders and Agreements

On March 23, 2010, the Holding Company and the Bank entered into a formal written agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “Federal Reserve”) as a result of a regulatory examination that was conducted by the Federal Reserve and the California Department of Financial Institutions (the “DFI”) in June 2009. The Agreement was terminated effective November 19, 2014 and replaced it with an informal supervisory agreement that requires, among other things, obtaining written approval from the Federal Reserve prior to the payment of dividends from the Bank to the Holding Company or the payment of dividends by the Holding Company or interest on the Holding Company’s junior subordinated debt. For more information on the Agreement and the informal supervisory agreement that replaced it, please see “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS - Regulatory Matters - Regulatory Agreement with the Federal Reserve Bank of San Francisco” herein.

On May 20, 2010, the DBO issued a formal written order (the “Order”) pursuant to a consent agreement with the Bank as a result of the same June 2009 joint regulatory examination. The terms of the Order were essentially similar to the Federal Reserve’s

Agreement, except for a few additional requirements. The Order was similarly terminated and replaced with an informal Memorandum of Understanding (the “MOU”) on September 24, 2013. The MOU requires the Bank to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0% and also requires the DBO’s approval for the Bank to pay a dividend to the Company. Effective October 19, 2016, the DBO terminated the MOU as the Bank had fulfilled the provisions of the MOU.

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

The Community Reinvestment Act (the “CRA”) is intended to encourage insured depository institutions to help meet the credit needs of their communities.  The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.  The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations.  The agencies use the CRA assessment factors in order to provide a rating to the financial institution.  The ratings range from a high of “outstanding” to a low of “substantial noncompliance.”  In its last examination for CRA compliance, as of March 2015, the Bank was rated “satisfactory.”

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
Employees

At December 31, 2016, the Company employed 132 persons on a full-time equivalent basis. The Company believes its employee relations are excellent.

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

Item 1B. - Unresolved Staff Comments

The Company had no unresolved staff comments at December 31, 2016.

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

The Company leases its financial services facility located at 9 River Park Place, Suite 420, Fresno, CA. The lease commenced on October 1, 2016 and expires on September 30, 2017.

The Company also has eight remote ATM locations leased from unrelated parties.

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

During the third quarter ended September 30, 2008 and the fourth quarter ended December 31, 2008, the Company declared 1% stock dividends. During each of the thirty-two consecutive quarters beginning March 31, 2009 through December 31, 2016, the Company again declared 1% stock dividends. Share information for all periods presented in this Form 10-K has been restated to reflect the effect of the 1% stock dividends.

The following table sets forth the high and low closing sales prices by quarter for the Company's common stock, for the years ended December 31, 2016 and 2015.

	Closing Prices		Volume
Quarter	High	Low
4th Quarter 2016	$8.10	$6.10	752,732
3rd Quarter 2016	$6.54	$5.73	490,366
2nd Quarter 2016	$6.44	$4.92	1,031,090
1st Quarter 2016	$5.30	$4.65	756,080
4th Quarter 2015	$5.39	$5.18	454,200
3rd Quarter 2015	$5.32	$5.02	439,400
2nd Quarter 2015	$5.37	$4.90	375,700
1st Quarter 2015	$5.49	$4.97	439,500

At December 31, 2016, there were approximately 641 record holders of common stock of the Company. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

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

The Company distributed a 1% stock dividend to shareholders on January 15, 2016, April 15, 2016, July 18, 2016, and October 21, 2016. The Company distributed a 1% stock dividend to shareholders on January 21, 2015, April 17, 2015, July 17, 2015, and October 16, 2015.

The amount and payment of dividends by the Company to shareholders are set by the Company's Board of Directors with numerous factors involved including the Company's earnings, financial condition and the need for capital for expanded growth and general economic conditions. No assurance can be given that cash or stock dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans as for December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column a)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	36,772	(1)	$3.87	706,921
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	36,772		$3.87	706,921
(1) Under the United Security Bancshares 2015 Equity Incentive Award Plan (2015 Plan), the Company is authorized to issue restricted stock awards. Restricted stock awards are not included in the total in column (a). At December 31, 2016, there were 11,896 shares of restricted stock issued and outstanding.

A complete description of the above plans is included in Note 10 of the Company’s Financial Statements, in Item 8 of this Annual Report on Form 10K, and is hereby incorporated by reference.

Purchases of Equity Securities by Affiliates and Associated Purchasers

On May 16, 2007, the Company announced a stock repurchase plan to repurchase, as conditions warrant, up to 846,127 shares of the Company's common stock on the open market or in privately negotiated transactions. The repurchase plan represents approximately 5.00% of the Company's currently outstanding common stock. The duration of the program is open-ended and the timing of purchases will depend on market conditions.

As of December 31, 2016, there were 732,556 shares available for repurchase. The Company did not repurchase any common shares during the years ended December 31, 2016 and 2015.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such risks and uncertainties include, but are not limited to, the following factors: i) competitive pressures in the banking industry and changes in the regulatory environment; ii) exposure to changes in the interest rate environment and the resulting impact on the Company’s interest rate sensitive assets and liabilities; iii) decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company’s loans; iv) credit quality deterioration that could cause an increase in the for loan losses; v) Asset/Liability matching risks and liquidity risks; volatility and devaluation in the securities markets, vi) failure to comply with the regulatory agreement under which the Company is subject, vii)  expected cost savings from recent acquisitions are not realized, viii) potential impairment of goodwill and other intangible assets, and ix) technology implementation problems and information security breaches . Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

The Company
United Security Bancshares is a California corporation incorporated during March of 2001 and is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended. United Security Bank is a wholly-owned bank subsidiary of the Company and was formed in 1987.
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
The residential real estate markets in the five county region from Merced to Kern has strengthened since 2013 and that trend has continued into the fourth quarter of 2016. The severe declines in residential construction and home prices that began in 2008 have ended and home prices are now rising on a year-over-year basis. The sustained period of double-digit price declines from 2008–2011 adversely impacted the Company’s operations and increased the levels of nonperforming assets, increased expenses related to foreclosed properties, and decreased profit margins. As the Company continues its business development and expansion efforts throughout its market areas, it will also maintain its commitment to the reduction of nonperforming assets and provision of options for borrowers experiencing difficulties. Those options include combinations of rate and term concessions, as well as forbearance agreements with borrowers. Median sales prices and housing start numbers improved in the five county region from Merced to Kern between June 2013 and December 2016.
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
The Company continually evaluates its strategic business plan as economic and market factors change in its market area. Balance sheet management, enhancing revenue sources, and maintaining market share will continue to be of primary importance during 2017 and beyond. The previous pressure on net margins as interest rates hit historical lows may now be ending as interest rates are anticipated to rise slowly. As a result, market rates of interest and asset quality will continue to be important factors in the Company’s ongoing strategic planning process.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the Company’s consolidated financial statements included herein. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses, other real estate owned through foreclosure, impairment of investment securities, revenue recognition, nonaccrual income recognition, fair value estimates on junior subordinated debt, valuation for deferred income taxes, and goodwill, to be accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Credit Losses

The allowance for credit losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for credit losses. A discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Asset Quality and Allowance for Credit Losses section of this financial review.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value of the property, less estimated costs to sell. The excess, if any, of the loan amount over the fair value of the collateral is charged to the allowance for credit losses. The determination of fair value is generally based upon pre-approved, external appraisals. Subsequent declines in the fair value of other real estate owned, along with related revenue and expenses from operations, are charged to noninterest expense. The fair market valuation of such properties is based upon estimates, and as such, is subject to change as circumstances in the Company’s market area, or general economic trends, fluctuate.

Fair Value

Effective January 1, 2007, the Company adopted fair value option accounting standards choosing to apply the standards to its junior subordinated debt. The Company concurrently adopted the accounting standards related to fair value measurements. The accounting standards related to fair value measurements define how applicable assets and liabilities are to be valued, and requires expanded disclosures about financial instruments carried at fair value. The fair value measurement accounting standard establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments infrequently traded or not quoted in an active market will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. Determining fair values under the accounting standards may include judgments related to measurement factors that may vary from actual transactions executed in the marketplace. For the years ended December 31, 2016 and 2015, the Company recorded fair value adjustments related to its junior subordinated debt totaling losses of $518,000 and $73,000, respectively. (See Notes 8 and 13 of the Notes to Consolidated Financial Statements for additional information about financial instruments carried at fair value.)

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred taxes are measured using current tax rates applied to such taxable income in the years in which those temporary differences are expected to be recovered. If the Company’s future income is not sufficient to apply the deferred tax assets within the tax years to which they may be applied, the deferred tax asset may not be realized and the Company’s income will be reduced. The Company recorded no valuation allowance against its deferred tax assets at December 31, 2016 and 2015.

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

Impairment of Investment Securities

Investment securities are impaired when the amortized cost exceeds fair value. The Company evaluates investment securities for other-than-temporary impairment (“OTTI”) at least quarterly, and more frequently when economic or market conditions warrant such an evaluation. Management considers the extent and duration of the unrealized loss and assesses whether it intends to sell, or it is likely that it will be required to sell the security before the anticipated recovery. If the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.

For investment securities that do not meet the criteria regarding intent or requirement to sell, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows to determine OTTI related to credit loss. The amount of OTTI related to credit loss is recognized in earnings, with the balance recognized in other comprehensive income.

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

Results of Operations

On a year-to-date basis, the Company reported net income of $7,385,000 or $0.44 per share ($0.44 diluted) for the year ended December 31, 2016, as compared to $6,810,000 or $0.41 per share ($0.41 diluted) for the same period in 2015. The increase of $575,000 between December 31, 2015 and December 31, 2016 is primarily the result of increases in interest-earning assets. Interest income increased by $2,063,000 between December 31, 2015 and December 31, 2016. Non-interest income decreased by $221,000.

The Company’s return on average assets was 0.98% for both the year ended December 31, 2016, and the year ended December 31, 2015. The Company’s return on average equity was 7.86% for the year ended December 31, 2016, as compared to 7.88% for the year ended December 31, 2015.

As with variances in net income, changes in the return on average assets and average equity experienced by the Company during 2016 and 2015 were effected by increases in average loan balances and net interest income.

The following table sets forth certain selected financial data for the Bank for each of the years in the five-year periods ended December 31, 2016, and should be read in conjunction with the more detailed information and financial statements contained elsewhere herein (in thousands except per share data and ratios).

(In thousands except per share data and ratios)	2016	2015	2014	2013	2012
Selected Financial Ratios:
Return on average assets	0.98%	0.98%	0.93%	1.13%	0.97%
Return on average shareholders' equity	7.86%	7.88%	7.80%	10.09%	9.23%
Average shareholders' equity to average assets	12.43%	12.41%	11.88%	11.20%	10.55%
Dividend payout ratio	—%	—%	—%	—%	—%

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

Net interest income before provision for credit losses totaled $28,064,000 for the year ended December 31, 2016, representing an increase of $1,935,000, or 7.41%, when compared to the $26,129,000 reported for the same period of the previous year. Although market rates of interest are at historically low levels, the Company’s disciplined deposit pricing efforts have helped maintain adequate margins. The Company’s net interest margin, as shown in Table 1, decreased to 4.11% for the year ended December 31, 2016, when compared to 4.22% for the year ended December 31, 2015, and increased from 4.01% for the year ended December 31, 2014.

Table 1. – Distribution of Average Assets, Liabilities and Shareholders’ Equity:
Interest rates and interest differentials
Years ended December 31, 2016, 2015, and 2014

		2016			2015			2014
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans and leases (1)	$540,777	$28,182	5.21%	$493,375	$26,469	5.36%	$422,760	23,777	5.62%
Investment Securities – taxable	49,612	825	1.66%	40,616	722	1.78%	49,219	901	1.83%
Interest-bearing deposits in other banks	1,517	8	0.53%	1,525	6	0.39%	1,518	7	0.46%
Interest-bearing deposits in FRB	90,393	458	0.51%	83,709	213	0.25%	115,395	277	0.24%
Total interest-earning assets	682,299	$29,473	4.32%	619,225	$27,410	4.43%	588,892	24,962	4.24%
Allowance for credit losses	(9,311)			(11,357)			(11,118)
Noninterest-earning assets:
Cash and due from banks	21,886			22,279			20,447
Premises and equipment, net	10,497			11,174			11,936
Accrued interest receivable	2,568			1,601			1,434
Other real estate owned	9,100			13,466			14,188
Other assets	36,658			40,086			45,254
Total average assets	$753,697			$696,474			$671,033
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts	$85,357	$111	0.13%	$79,977	$108	0.14%	$63,251	77	0.12%
Money market accounts	148,911	567	0.38%	139,220	461	0.33%	143,627	504	0.35%
Savings accounts	67,590	145	0.21%	62,163	159	0.26%	52,681	130	0.25%
Time deposits	73,680	344	0.47%	74,193	328	0.44%	81,271	393	0.48%
Junior subordinated debentures	8,058	242	3.00%	9,410	225	2.39%	10,681	241	2.26%
Total interest-bearing liabilities	383,596	$1,409	0.37%	364,963	$1,281	0.35%	351,511	$1,345	0.38%
Noninterest-bearing liabilities:
Noninterest-bearing checking	268,712			237,034			230,876
Accrued interest payable	81			73			76
Other liabilities	7,592			8,005			8,878
Total average liabilities	659,981			610,075			591,341

Total average shareholders' equity	93,716			86,399			79,692
Total average liabilities and shareholders' equity	$753,697			$696,474			$671,033
Interest income as a percentage of average earning assets			4.32%			4.43%			4.24%
Interest expense as a percentage of average earning assets			0.21%			0.21%			0.23%
Net interest margin			4.11%			4.22%			4.01%
(1) Loan amounts include nonaccrual loans, but the related interest income has been included only if collected for the period prior to the loan being placed on a nonaccrual basis. Loan interest income includes loan costs of approximately $163,000 for the year ended December 31, 2016, loan fees of $163,000 for the year ended December 31, 2015, and loan fees of $419,000 for the year ended December 31, 2014.

The prime rate was raised from 3.50% to 3.75% in December 2016 and is expected to see further increases during 2017. These increases will affect rates for both loans and customer deposits, both of which are likely to increase as the prime rate increases.

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

Table 2.  Rate and Volume Analysis

	2016 compared to 2015			2015 compared to 2014
(In thousands)	Total	Rate	Volume	Total	Rate	Volume
Increase (decrease) in interest income:
Loans	$1,713	$(774)	2,487	$2,692	$(1,136)	3,828
Investment securities	103	(49)	152	(179)	(25)	(154)
Interest-bearing deposits in other banks	(205)	(205)	—	(1)	(1)	—
Interest-bearing deposits in FRB	452	418	34	(64)	20	(84)
Total interest income	2,063	(610)	2,673	2,448	(1,142)	3,590
Increase (decrease) in interest expense:
Interest-bearing demand accounts	109	68	41	(12)	(45)	33
Savings accounts	(14)	(27)	13	29	5	24
Time deposits	16	18	(2)	(65)	(32)	(33)
Subordinated debentures	17	52	(35)	(16)	14	(30)
Total interest expense	128	111	17	(64)	(58)	(6)
Increase (decrease) in net interest income	$1,935	$(721)	2,656	$2,512	$(1,084)	3,596

The net interest margin has declined in 2016 due to a decline in loan portfolio and investment securities yields, which has been partially offset by increases in the yields of overnight investments with the Federal Reserve Bank. The Company has successfully sought to mitigate the low interest rate environment with loan floors included in new and renewed loans when practical. Loans yielded 5.21% during the year ended December 31, 2016, as compared to 5.36% and 5.62% for the years ended December 31, 2015 and 2014, respectively.  For the year ended December 31, 2016, total interest income increased approximately $2,063,000 or 7.53% as compared to the year ended December 31, 2015, reflective of an increase of $1,713,000 in loan interest income. Average interest-earning assets increased approximately $63,074,000 between 2016 and 2015 and the rate on interest earning assets decreased 11 basis points during the two periods. The increase in average earning assets between 2016 and 2015 consisted of an increase of $47,402,000 in loans, increases of $8,996,000 in investment securities, and increases of $6,684,000 in interest-bearing deposits held at the Federal Reserve Bank. Average interest-earning assets increased approximately $30,333,000 between 2015 and 2014 and the rate on interest earning assets increased 19 basis points during the two periods. The average rates on loans decreased 26 basis points between the two periods, and the average rate on investment securities decreased approximately 5 basis points during the year ended December 31, 2015, as compared to the same period of 2014.  The rate on interest earning assets increased during the year ended December 31, 2015 due to movement of interest earning assets from low yielding overnight investments with the Federal Reserve Bank to the loan portfolio.

For the year ended December 31, 2016, total interest expense increased approximately $128,000, or 9.99%, as compared to the year ended December 31, 2015. Between those two periods, average interest-bearing liabilities increased by $18,633,000, and the average rates paid on these liabilities increased by 2 basis points. The Company increased its level of brokered deposits in 2016 with the purchase of $17.3 million in brokered certificates of deposit. CDARs reciprocal deposits, which are preferred by some depositors, have increased from $8.5 million to $10.8 million.

The following table summarizes the year-to-date averages of the components of interest-earning assets as a percentage of total interest earning assets, and the components of interest-bearing liabilities as a percentage of total interest-bearing liabilities:

	YTD Average 12/31/16	YTD Average 12/31/15	YTD Average 12/31/14
Loans	79.26%	79.68%	71.78%
Investment securities available for sale	7.27%	6.56%	8.36%
Interest-bearing deposits in other banks	0.22%	0.25%	0.26%
Interest-bearing deposits in FRB	13.25%	13.51%	19.60%
Total earning assets	100.00%	100.00%	100.00%

NOW accounts	22.25%	21.91%	17.99%
Money market accounts	38.82%	38.15%	40.86%
Savings accounts	17.62%	17.03%	14.99%
Time deposits	19.21%	20.33%	23.12%
Subordinated debentures	2.10%	2.58%	3.04%
Total interest-bearing liabilities	100.00%	100.00%	100.00%

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
For the year ended December 31, 2016, the recovery of provision to the allowance for credit losses amounted to $21,000. The recovery of provision for the year ended December 31, 2015 totaled $41,000. The recovery of provision for the year ended December 31, 2014 totaled $845,000.

The allowance for credit losses decreased to 1.56% of total loans during the year ended December 31, 2016, as compared to 1.88% at December 31, 2015, and 2.35% at December 31, 2014. The negative loan loss provisions recorded during 2014, 2015 and 2016 are a result of continuing improvements in the overall credit quality of the loan portfolio, overall improvements in economic conditions over the recent years, and improvements in loans collateral property values. For further discussion, refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality and Allowance for Credit Losses.

Noninterest Income

The following table summarizes significant components of noninterest income for the years indicated and the net changes between those years:

(In thousands)	2016	% of Total	2015	% of Total	2014	% of Total
Customer service fees	$3,792	84.01%	$3,620	76.45%	$3,473	67.30%
Increase in cash surrender value of BOLI/COLI	530	11.74%	519	10.96%	$514	9.96%
Loss on fair value option of financial liabilities	(518)	(11.48)%	(73)	(1.54)%	$(102)	(1.98)%
Gain on sale of other assets	—	0.00%	10	0.21%	$25	0.48%
Gain on redemption of junior subordinated debenture	—	0.00%	78	1.65%	$—	—%
(Loss) gain on other investments	—	0.00%	(23)	(0.49)%	$691	13.39%
Other	710	15.73%	604	12.76%	$560	10.85%
Total	$4,514	100.00%	$4,735	100.00%	$5,161	100.00%

Noninterest income consists primarily of fees and commissions earned on services that are provided to the Company’s banking customers and, to a lesser extent, gains on sales of Company assets and other miscellaneous income.

Noninterest income for the year ended December 31, 2016 decreased $221,000 or 4.67% when compared to the same period of 2015. Customer service fees, the primary component of noninterest income, increased $172,000 or 4.75% between the two periods presented. The decrease in noninterest income of $221,000 between the two periods is the result of a loss on the fair value of a liability of $518,000 during 2016 as compared to a loss of $73,000 during 2015, partially offset by the increase in customer services fees. The change in the fair value of financial liability was primarily caused by fluctuations in the LIBOR yield curve. The cost of the Company’s subordinated debentures issued by USB Capital Trust II has remained low in concert with market rates over the last three or four years. With pricing at 3-month-LIBOR plus 129 basis points, the effective cost of the subordinated debt was 2.29% and 1.90% at December 31, 2016 and 2015, respectively.

Noninterest income for the year ended December 31, 2015, decreased $426,000 or 8.25% when compared to the same period of 2014. Customer service fees increased $147,000 or 4.23% between the two periods. The decrease in noninterest income of $426,000 is primarily the result of the gain on the sale of a local property investment of $691,000 realized during 2014 contrasted with a loss on investments of $23,000 realized during 2015.

 Noninterest Expense

The following table sets forth the components of total noninterest expense in dollars and as a percentage of average earning assets for the years ended December 31, 2016, 2015, and 2014:

	2016		2015		2014
(Dollars in thousands)	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets	Amount	% of Average Earning Assets
Salaries and employee benefits	$10,628	1.56%	$9,921	1.60%	$9,653	1.64%
Occupancy expense	4,222	0.62%	4,042	0.65%	3,760	0.64%
Data processing	148	0.02%	126	0.02%	134	0.02%
Professional fees	1,493	0.22%	1,137	0.18%	1,456	0.25%
FDIC/DFI assessments	767	0.11%	959	0.15%	943	0.16%
Directors fees	284	0.04%	277	0.04%	232	0.04%
Amortization of intangibles	—	—%	—	—%	62	0.01%
Correspondent bank service charges	77	0.01%	75	0.01%	117	0.02%
Loss on CA Tax Credit Partnership	158	0.02%	73	0.01%	39	0.01%
Net cost on operation and sale of OREO	263	0.04%	619	0.10%	571	0.10%
Other	2,305	0.34%	2,369	0.38%	2,248	0.38%
Total	$20,345	2.98%	$19,598	3.14%	$19,215	3.26%

Noninterest expense increased $747,000 or 3.81% between the years ended December 31, 2016 and 2015. The net increase in noninterest expense between the comparative periods is primarily the result of increases in salaries and employee benefits and occupancy expense, partially offset by decreases in regulatory assessments and net cost on operation and sale of OREO. Noninterest expense increased $383,000 between the years ended December 31, 2015 and 2014, due to the increases in salaries and employee benefits, partially offset by a decrease in professional fees.

Included in net costs on operations of OREO for the years ended December 31, 2016 and 2015, are gains on the sale of OREO totaling $37,000 and $16,000, respectively, and OREO operating expenses totaling $300,000 and $447,000, respectively. The year ended 2015 includes a $188,000 impairment loss on OREO.

During the years ended December 31, 2016 and 2015, the Company recognized stock-based compensation expense of $30,000 and $26,000 (less than $0.01 per share basic and diluted), respectively. This expense is included in noninterest expense under salaries and employee benefits. If new stock options are issued, or existing options fail to vest due, for example, to forfeiture, actual stock-based compensation expense in future periods will change.

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

The Company has reviewed all of its tax positions as of December 31, 2016, and has determined that, there are no material amounts that should be recorded under the current income tax accounting guidelines.

Financial Condition

Total assets increased by $62,328,000 or 8.59% during the year from a balance of $725,644,000 at December 31, 2015 to $787,972,000 at December 31, 2016, and increased $124,803,000 or 18.82% from the balance of $663,169,000 at December 31, 2014. During the year ended December 31, 2016, increases of $56,269,000 were experienced in net loans. Overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold decreased a net $8,767,000, while investment securities increased by $26,598,000 during the year ended December 31, 2016. Total deposits of $676,629,000 at December 31, 2016, increased $54,824,000 or 8.82% from the balance of $621,805,000 reported at December 31, 2015, and increased $111,256,000, or 19.68%, from the balance of $565,373,000 reported at December 31, 2014.

During the year ended December 31, 2015, increases of $57,399,000 were experienced in net loans. Overnight interest-bearing deposits in the Federal Reserve Bank and federal funds sold increased a net $13,789,000, while investment securities decreased by $17,408,000 during the year ended December 31, 2015. Total deposits of $621,805,000 at December 31, 2015 increased $56,432,000, or 9.98%, from the balance reported at December 31, 2014 of $565,373,000, and $58,518,000 or 9.41% from the balance of $563,287,000 reported at December 31, 2013.

Earning assets averaged approximately $682,299,000 during the year ended December 31, 2016, as compared to $619,225,000 for the year ended December 31, 2015. Average interest-bearing liabilities increased to $383,596,000 for the year ended December 31, 2016, as compared to $364,963,000 for the year ended December 31, 2015.

Loans

The Company's primary business is that of acquiring deposits and making loans, with the loan portfolio representing the largest and most important component of its earning assets. Loans totaled $569,759,000 at December 31, 2016, representing an increase of $54,441,000, or 10.56%, when compared to the balance of $515,318,000 at December 31, 2015. During 2016, average loans increased 9.61% when compared to the year ended December 31, 2015. Average loans totaled $540,777,000, $493,375,000, and $422,760,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table sets forth the amounts of loans outstanding by category and the category percentages as of the year-end dates indicated:

	2016		2015		2014		2013		2012
(In thousands)	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans	Dollar Amount	% of Loans
Commercial and Industrial	$49,005	8.6%	$55,826	10.8%	$62,369	13.6%	$70,686	17.9%	$72,117	18.0%
Real estate mortgage	288,200	50.6%	252,232	48.9%	214,877	46.9%	197,365	49.9%	189,934	47.5%
RE construction & development	130,687	22.9%	130,596	25.3%	137,158	30.0%	87,004	22.0%	90,941	22.7%
Agricultural	56,918	10.0%	52,137	10.1%	31,713	6.9%	30,932	7.8%	36,169	9.0%
Installment/other	44,949	7.9%	24,527	4.9%	11,802	2.6%	9,330	2.4%	10,884	2.7%
Lease financing	—	—%	—	—%	—	—%	—	—%	12	0.1%
Total Loans	$569,759	100.0%	$515,318	100.0%	$457,919	100.0%	$395,317	100.0%	$400,057	100.0%

Loan volume continues to be highest in what has historically been the Bank’s primary lending emphasis: commercial, real estate mortgage, and construction lending. Total loans increased $54,441,000 during 2016. There were increases of $20,422,000, or 83.3%, in installment loans and increases of $4,781,000, or 9.2%, in agriculture loans when compared to the previous year. Included in installment loans is a large increase in the student loan portfolio with loans totaling $38,514,000 at end of year.  Commercial and industrial loans decreased $6,821,000, or 12.22%.

Commercial real estate loans (a component of real estate mortgage loans) have remained as a significant percentage of total loans over the past year, amounting to 35.14% and 35.43%, of the total loan portfolio at December 31, 2016 and December 31, 2015, respectively. Commercial real estate loans increased $17,659,000 during 2016. Residential mortgage loans are not generally a large part of the Company’s loan portfolio, but some residential mortgage loans have been made over the past few years to facilitate take-out loans for construction borrowers who were unable to obtain permanent financing elsewhere. Additionally, the Company purchases residential mortgage pools. Residential mortgage loans are generally 30-year amortizing loans with maturities of between three and five years. These loans totaled $87,388,000 or 15.34% of the portfolio at December 31, 2016, and $68,811,000, or 13.35% of the portfolio at December 31, 2015. The Bank held no purchased loan participations at December 31, 2016 or December 31, 2015. Loan participations sold increased from $17,363,000 or 3.4% of the portfolio at December 31, 2015, to $26,375,000, or 4.6%, at December 31, 2016.

During 2015, the Company experienced a decrease of $6,562,000, or 4.8%, in construction loans, an increase of $37,355,000, or 17.4%, in real estate mortgage loans, an increase of $20,424,000, or 64.4%, in agricultural loans and an increase of $12,725,000, or 107.8%, in installment loans.

At December 31, 2016, approximately 51.8% of commercial and industrial loans have floating rates and, although some may be secured by real estate, many are secured by accounts receivable, inventory, and other business assets. Residential housing markets regained some momentum in 2016, and as a result, real estate mortgage loans increased $35,968,000. Real estate construction loans increased $91,000, or 0.1%, during 2016, as compared to a decrease in real estate construction loans of $6,562,000, or 4.8%, during 2015. Construction loans are generally short-term, floating-rate obligations, which consist of both residential and commercial projects. Agricultural loans, which primarily consist of short-term, floating rate loans for crop financing, increased $4,781,000, or 9.2%, between December 31, 2015 and December 31, 2016, and installment loans increased $20,422,000, or 83.3%, during that same period, primarily due to growth in the student loan portfolio. Commercial loans, consisting primarily of loans for non real estate business operations, decreased $6,821,000, or 12.22%.

The real estate mortgage loan portfolio totaling $288,200,000 at December 31, 2016, consists of commercial real estate, residential mortgages, and home equity loans. Commercial real estate is the predominate segment of the portfolio, with balances of $200,213,000, and $182,554,000 at December 31, 2016 and 2015, respectively. Commercial real estate loans are generally a mix of short to medium-term, fixed and floating rate instruments and are mainly secured by commercial income and multi-family residential properties. The Company does not currently offer traditional residential mortgage loans, but does purchase mortgage portfolios. The residential real estate mortgage portfolio had balances of $87,388,000 and $68,811,000 at December 31, 2016 and 2015, respectively. The Company also offers short to medium-term, fixed-rate, home equity loans, which totaled $599,000 at December 31, 2016, and $867,000 at December 31, 2015.

The following table sets forth the maturities of the Bank's loan portfolio at December 31, 2016. Amounts presented are shown by maturity dates rather than repricing periods:

(In thousands)	Due in one year or less	Due after one year through five years	Due after five years	Total
Commercial and agricultural	$39,504	$35,652	$31,744	$106,900
Real estate construction & development	81,745	48,368	—	130,113
Real estate – mortgage	19,663	130,912	137,222	287,797
All other loans	2,520	42,024	405	44,949
Total Loans	$143,432	$256,956	$169,371	$569,759

For the year ended December 31, 2016 and 2015, the average yield on loans was 5.21% and 5.36%, respectively.  The Company utilizes rate floors intended to mitigate interest rate risk if interest rates fall, as well as to compensate the Company for additional credit risk under current market conditions. The Bank’s loan portfolio is generally comprised of short-term or floating rate loans and is therefore susceptible to fluctuations in market rates of interest.

At December 31, 2016 and 2015, approximately 45.3% and 43.2% of the Bank's loan portfolio consisted of floating rate instruments, with the majority of those tied to the prime rate.

The following table sets forth the contractual maturities of the Bank's fixed and floating rate loans at December 31, 2016. Amounts presented are shown by maturity dates rather than repricing periods, and do not consider renewals or prepayments of loans:

	Due in one	Due after one Year through	Due after
(In thousands)	year or less	Five years	Five years	Total
Accruing loans:
Fixed rate loans	$42,911	$225,064	$37,909	$305,884
Floating rate loans	94,674	31,048	130,889	256,611
Total accruing loans	137,585	256,112	168,798	562,495
Nonaccrual loans:
Fixed rate loans	4,608	1,126	—	5,734
Floating rate loans	1,239	—	291	1,530
Total nonaccrual loans	5,847	1,126	291	7,264
Total Loans	$143,432	$257,238	$169,089	$569,759

Securities

The following is a comparison of the amortized cost and approximate fair value of available-for-sale securities for the years indicated:

	December 31, 2016		December 31, 2015		December 31, 2014
(In thousands)	Amortized Cost	Fair Value (Carrying Amount)	Amortized Cost	Fair Value (Carrying Amount)	Amortized Cost	Fair Value (Carrying Amount)
Available-for-sale:
U.S. Government agencies	$22,992	$23,203	$9,778	$10,123	$12,097	$12,496
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	30,867	30,572	16,835	16,958	31,659	31,982
Mutual Funds	4,000	3,716	4,000	3,812	4,000	3,823
Total available-for-sale	$57,859	$57,491	$30,613	$30,893	$47,756	$48,301

The contractual maturities of investment securities as well as yields based on amortized cost of those securities at December 31, 2016 are shown below.  Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year to five years		After five years to ten years		After ten years		Total
(Dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale:
U.S. Government agencies	$—	—%	$—	—%	$847	0.93%	$22,145	2.83%	$22,992	2.76%
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	3,027	1.06%	916	2.80%	13,589	2.04%	13,335	2.01%	30,867	1.95%
Mutual Funds	4,000	2.13%	—	—%	—	—%			4,000	2.13%
Total amortized cost	$7,027	1.67%	$916	2.80%	$14,436	1.97%	$35,480	2.52%	$57,859	2.28%
(1) Weighted average yields are not computed on a tax equivalent basis

At December 31, 2016 and 2015, available-for-sale securities with an amortized cost of approximately $19,653,625 and $16,253,074, respectively (fair value of $19,803,388 and $16,670,290, respectively) were pledged as collateral for public funds and FHLB borrowings.

Deposits

The Bank attracts commercial deposits primarily from local businesses and professionals, as well as retail checking accounts, savings accounts and time deposits. Deposits increased by $54,824,000 during the year ended December 31, 2016, with increases in time accounts, savings, NOW, and money market accounts and noninterest-bearing deposits. Time deposits increased $33,832,000 during the year ended December 31, 2016, and included the purchase of $17,285,000 in brokered certificates of deposit.

Core deposits, consisting of all deposits other than time deposits of $250,000 or more and brokered deposits, continue to provide the foundation for the Bank's principal sources of funding and liquidity. These core deposits amounted to 91.7% and 96.9% of the total deposit portfolio at December 31, 2016 and 2015, respectively. The Company continues to maintain a low reliance on brokered deposits while maintaining sufficient liquidity. Brokered deposits totaled $28,132,000 or 4.16% of total deposits at December 31, 2016, as compared to $8,546,000, or 1.37% at December 31, 2015. The increase if primarily the result of the purchase of the aforementioned certificates of deposit.

The Company had no borrowings at December 31, 2016 and 2015, but the Company will maintain overnight borrowing and other term credit lines as deemed prudent.

 The following table sets forth the year-end amounts of deposits by category for the years indicated, and the dollar change in each category during the year:

	December 31,
(In thousands)	2016	2015	2014	2013	2012
Noninterest-bearing deposits	$262,697	$262,168	$215,439	$214,317	$217,014
Interest-bearing deposits:
NOW and money market accounts	235,873	226,886	211,290	198,928	203,771
Savings accounts	75,068	63,592	60,499	45,758	43,117
Time deposits:
Under $250,000	87,419	58,122	65,844	28,825	32,532
$250,000 and over	15,572	11,037	12,301	54,661	66,853
Total interest-bearing deposits	413,932	359,637	349,934	328,172	346,273
Total deposits	$676,629	$621,805	$565,373	$542,489	$563,287

The following table sets forth the year-end percentages of total deposits by category for the years indicated:

	December 31,
	2016	2015	2014	2013	2012
Noninterest-bearing deposits	38.82%	42.16%	38.11%	39.51%	38.53%
Interest-bearing deposits:
NOW and money market accounts	34.86%	36.49%	37.37%	36.67%	36.18%
Savings accounts	11.09%	10.23%	10.70%	8.43%	7.65%
Time deposits:
Under $250,000	12.92%	9.35%	11.65%	5.31%	5.78%
$250,000 and over	2.30%	1.77%	2.18%	10.08%	11.87%
Total interest-bearing deposits	61.18%	57.84%	61.89%	60.49%	61.47%
Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

The Company continues to have a low reliance on brokered and other wholesale funding sources. As of December 31, 2016, brokered deposits totaled 4.16% of total deposits, which the Company believes to be in line with peers.

During the year ended December 31, 2016, increases were experienced across all deposit categories. Total time deposits increased $33,832,000, or 48.92%, during the year ended December 31, 2016, and brokered deposits, a component of total time deposits, increased by $19,586,000, or 4.16%, during the year. Increases in savings accounts and NOW and money market accounts of $11,476,000, or 18.05%, and $8,987,000, or 3.96%, respectively, were also realized during the year ended December 31, 2016. Noninterest-bearing deposits increased $529,000 during the year

During the year ended December 31, 2015, increases were experienced across all categories except for time deposits. Total time deposits decreased $8,986,000, or 11.50%, during the year ended December 31, 2015, and brokered deposits, a component of total time deposits, decreased $2,934,000, or 1.37%, during the year. Noninterest-bearing deposits increased $46,729,000, or 17.82%, during the year. Additionally, increases in savings accounts and NOW and money market accounts of $3,093,000, or 5.11%, and $15,596,000, or 7.38%, respectively, were realized during the year ended December 31, 2015.

The Company's deposit base consists of two major components represented by noninterest-bearing (demand) deposits and interest-bearing deposits. Interest-bearing deposits consist of time certificates, NOW and money market accounts and savings deposits. Significant increases in deposits were realized during 2016 and 2015. Total interest-bearing deposits increased $54,295,000, or 15.1%, and total noninterest-bearing deposits increased $529,000, or 0.2%, between December 31, 2015 and December 31, 2016. Between December 31, 2014 and December 31, 2015, total interest-bearing deposits increased $9,703,000, or 2.7%, and total noninterest-bearing deposits increased $46,729,000, or 17.82%.

On a year-to-date average basis, total deposits increased $51,663,000, or 8.7%, between the years ended December 31, 2015 and December 31, 2016. Of that total, interest-bearing deposits increased by $19,985,000, or 5.6%, and noninterest-bearing deposits increased $31,678,000, or 13.36%, during 2016. On average, the Company experienced increases in all deposit account categories between the years ended December 31, 2015 and December 31, 2016. On a year-to-date average basis, total deposits increased by $20,881,000, or 3.7%, between the years ended December 31, 2014 and December 31, 2015. Of that total, interest-bearing deposits increased by $14,723,000, or 4.30%, and noninterest-bearing deposits increased $6,158,000, or 2.67%, during 2015. On average, the Company experienced decreases in time deposits, while NOW accounts, money market and savings accounts increased between the years ended December 31, 2014 and December 31, 2015.

The following table sets forth the average deposits and average rates paid on those deposits for the years ended December 31, 2016, 2015, and 2014:

	2016		2015		2014
(Dollars in thousands)	Average Balance	Rate %	Average Balance	Rate %	Average Balance	Rate %
Interest-bearing deposits:
Checking accounts	$234,268	0.29%	$219,197	0.26%	$206,878	0.28%
Savings	67,590	0.21%	62,163	0.26%	52,681	0.25%
Time deposits (1)	73,680	0.47%	74,193	0.44%	81,271	0.48%
Noninterest-bearing deposits	268,712		237,034		230,876
(1) Included at December 31, 2016, are $15,572,000 in time certificates of deposit of $250,000 or more, of which $13,597,000 matures in three months or less, $16,991,000 matures in three to twelve months, and $2,018,000 matures in one to three years.

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

The Company had collateralized lines of credit with the FRB of $323,162,000 and $302,456,000, as well as FHLB lines of credit totaling $2,037,000 and $2,854,000 at December 31, 2016 and 2015, respectively. In addition, the Company obtained a $10,000,000 uncollateralized line of credit during 2013 from Pacific Coast Bankers Bank and a $20,000,000 uncollateralized line of credit during 2014 from Zion's Bank. At December 31, 2016, the Company had no outstanding balances drawn against any of its lines of credit. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR.

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

The allowance for loan losses includes an asset-specific component, as well as a general or formula-based component. The Company segments the loan and lease portfolio into eleven (11) segments, primarily by loan class and type, that have homogeneity and commonality of purpose and terms for analysis under the formula-based component of the allowance. Those loans which are determined to be impaired under current accounting guidelines are not subject to the formula-based reserve analysis, and are instead evaluated individually for specific impairment under the asset-specific component of the allowance. The eleven segments of the Company’s loan portfolio are as follows (subtotals are provided as needed to allow the reader to reconcile the amounts to the Company’s loan classification reported elsewhere in this report):

Loan Segments for Loan Loss Reserve Analysis	Loan Balances at December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Commercial and Business Loans	$47,464	$54,503	$60,422	$68,460	$69,780
Government Program Loans	1,541	1,323	1,947	2,226	2,337
Total Commercial and Industrial	49,005	55,826	62,369	70,686	72,117
Commercial Real Estate Term Loans	200,213	182,554	154,672	143,919	133,599
Single Family Residential Loans	87,388	68,811	59,095	52,036	55,016
Home Improvement/Home Equity Loans	599	867	1,110	1,410	1,319
Total Real Estate Mortgage	288,200	252,232	214,877	197,365	189,934
RE Construction and Development Loans	130,687	130,596	137,158	87,004	90,941
Agricultural Loans	56,918	52,137	31,713	30,932	36,169
Consumer Loans	44,949	24,527	11,802	9,330	10,639
Overdraft protection Lines	—	—	—	—	90
Overdrafts	—	—	—	—	155
Total Installment/other	44,949	24,527	11,802	9,330	10,884
Commercial Lease Financing	—	—	—	—	12
Total Loans	$569,759	$515,318	$457,919	$395,317	$400,057

The Company’s methodology for assessing the adequacy of the allowance for credit losses consists of several key elements, which include:
- the formula allowance;
- specific allowances for problem graded loans identified as impaired; and
- and the unallocated allowance.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unfunded loan commitments. Loss factors are based on the Company’s historical loss experience and on the internal risk grade of those loans and, may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Factors that may affect collectability of the loan portfolio include:

•	Levels of, and trends in delinquencies and nonaccrual loans;

•	Trends in volumes and term of loans;

•	Effects of any changes in lending policies and procedures including those for underwriting, collection, charge-off, and recovery;

•	Experience, ability, and depth of lending management and staff;

•	National and local economic trends and conditions; and

•	Concentrations of credit that might affect loss experience across one or more components of the portfolio, including high-balance loan concentrations and participations.

Management determines the loss factors for problem graded loans (substandard, doubtful, and loss), special mention loans, and pass graded loans, based on a loss migration model. The migration analysis incorporates loan losses over the previous quarters as determined by management (time horizons adjusted as business cycles or environment changes) and loss factors are adjusted to recognize and quantify the loss exposure from changes in market conditions and trends in the Company’s loan portfolio. For purposes of this analysis, loans are grouped by internal risk classifications and categorized as pass, special mention, substandard, doubtful, or loss. Certain loans are homogeneous in nature and are therefore pooled by risk grade. These homogeneous loans include consumer installment and home equity loans. Special mention loans are currently performing but are potentially weak, as the borrower has begun to exhibit deteriorating trends which, if not corrected, could jeopardize repayment of the loan and result in further downgrades. Substandard loans have well-defined weaknesses which, if not corrected, could jeopardize the full satisfaction of the debt. A loan classified as doubtful has critical weaknesses that make full collection of the obligation improbable. Classified loans, as defined by the Company, include impaired loans and loans categorized as substandard, doubtful, and loss which are not considered impaired. At December 31, 2016, impaired and classified loans totaled $29,838,000, or 5.24%, of gross loans as compared to $39,512,000, or 7.67%, of gross loans at December 31, 2015.

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

The formula allowance includes reserves for certain off-balance sheet risks including letters of credit, unfunded loan commitments, and lines of credit. Reserves for undisbursed commitments are generally formula allocations based on the Company’s historical loss experience and other loss factors, rather than specific loss contingencies. At December 31, 2016 and 2015, the formula reserve allocated to undisbursed commitments totaled $337,000 and $299,000, respectively. The reserve for unfunded commitments is considered a reserve for contingent liabilities and is therefore carried as a liability on the balance sheet for all periods presented.

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

The following table summarizes the specific allowance, formula allowance, and unallocated allowance at December 31, 2016, 2015 and 2014.

(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Specific allowance – impaired loans	$1,360	$3,097	$715
Formula allowance – classified loans not impaired	1,226	1,385	2,450
Formula allowance – special mention loans	248	75	39
Total allowance for special mention and classified loans	2,834	4,557	3,204
Formula allowance for pass loans	5,371	5,086	6,739
Unallocated allowance	697	70	847
Total allowance	8,902	9,713	10,790
Impaired loans	16,179	23,612	16,037
Classified loans not considered impaired	13,659	15,900	18,321
Total classified and impaired loans	29,838	39,512	34,358
Special mention loans not considered impaired	5,515	2,562	1,766

 The following table summarizes allowance for loan losses, nonperforming loans, and classified loans for the periods shown:

(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Allowance for loan losses - period end	$8,902	$9,713	$10,771
Net loans charged off (recovered) during period	790	1,017	(629)
Recovery of provision for credit loss	(21)	(41)	(845)
Loans outstanding at period-end	569,759	515,318	457,919
ALLL as % of loans at period-end	1.56%	1.88%	2.35%
Nonaccrual loans	7,264	8,193	9,935
Restructured Loans	5,146	11,028	5,641
Total nonperforming loans	12,410	19,221	15,576
ALLL as % of nonperforming loans	71.73%	50.53%	69.15%
Impaired loans	16,179	23,612	16,037
Classified loans not considered impaired	13,659	15,900	18,321
Total classified loans	$29,838	$39,512	$34,358
ALLL as % of classified loans	29.83%	24.58%	31.35%

Impaired loans decreased $7,433,000 between December 31, 2015 and December 31, 2016 and the specific allowance related to those impaired loans decreased $1,737,000 between December 31, 2015 and December 31, 2016. The formula allowance related to criticized loans that are not impaired (including special mention and substandard) increased by $14,000 between December 31, 2015 and December 31, 2016. The reduction in nonaccrual loans between December 31, 2015 and December 31, 2016 is, in part, attributed to $638,000 in charge-offs during the period ended December 31, 2016. The level of “pass” loans increased approximately $60,006,000 between December 31, 2015 and December 31, 2016, while the related formula allowance increased $285,000 during the same period. The formula allowance for “pass loans” is derived from the loan loss factors under migration analysis. Due to improvements in economic conditions and credit quality, less reserve is required for pass loans.

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

The general reserve requirements (ASC 450-70) decreased with the continued strengthening of local, state, and national economies and their impact on our local lending base, which has resulted in a lower qualitative component for the general reserve calculation. These positive factors were partially offset by the Company including OREO financial results in loss history and extending the look back period used to capture the loss history for the quantitative portion of the ALLL. In the third quarter of 2013, the look back period was changed from 4 years to stake-in-the-ground (December 31, 2005), in an effort to include higher losses experienced during the credit crisis. Changes in the mix of historical losses in the look back period resulted in a reallocation of the general reserve component of the allowance amount within the various loan segments as compared to December 31, 2016, as loss experience by segment has fluctuated over time. The stake-in-the-ground methodology requires the Company to use December 31, 2005 as the starting point of the look back period to capture loss history. Time horizons are subject to Management's assessment of the current period, taking into consideration changes in business cycles and environment changes.

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

At December 31, 2016 and 2015, the Company's recorded investment in loans for which impairment has been recognized totaled $16,179,000 and $23,679,000, respectively. Included in total impaired loans at December 31, 2016, are $7,563,000 of impaired loans for which the related specific allowance is $1,360,000, as well as $8,616,000 of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. Total impaired loans at December 31, 2015 included $16,404,000 of impaired loans for which the related specific allowance was $3,097,000, as well as $7,275,000 of impaired loans that as a result of write-downs or the fair value of the collateral, did not have a specific allowance. The average recorded investment in impaired loans was $19,566,000 and $17,462,000 during the years ended December 31, 2016 and 2015, respectively. In most cases, the Company uses the cash basis method of income recognition for impaired loans. In the case of certain troubled debt restructuring for which the loan is performing under the current contractual terms, income is recognized under the accrual method.

The largest category of impaired loans at December 31, 2016 was real estate construction and development loans, comprising of 38.78% of total impaired loans at December 31, 2016. Impaired construction loans decreased $6,245,000, impaired commercial and industrial loans decreased $192,000, impaired real estate mortgage loans decreased $1,362,000, and impaired agricultural loans decreased $16,000 during the year ended December 31, 2016. Specific collateral related to impaired loans is reviewed for current appraisal information, economic trends within geographic markets, loan-to-value ratios, and other factors that may impact the value of the loan collateral. Adjustments are made to collateral values as needed for these factors. Of total impaired loans, approximately $11,770,000, or 72.8%, are secured by real estate at December 31, 2016, as compared to $10,730,000, or 45.3%, of total impaired loans at December 31, 2015. The following table summarizes the components of impaired loans and their related specific allowance at December 31, 2016, 2015 and 2014.

	Balance	Allowance	Balance	Allowance	Balance	Allowance
(In thousands)	December 31, 2016	December 31, 2016	December 31, 2015	December 31, 2015	December 31, 2014	December 31, 2014
Commercial and industrial	$5,009	$757	$5,201	$530	$1,421	$64
Real estate – mortgage	3,931	603	5,293	635	7,513	648
Real estate construction and development	6,274	—	12,519	1,282	6,371	—
Agricultural	—	—	16	—	32	—
Installment/other	965	—	650	650	700	3
Lease financing	—	—	—	—	—	—
Total impaired loans	$16,179	$1,360	$23,679	$3,097	$16,037	$715

Included in impaired loans are loans modified in troubled debt restructurings (TDRs), where concessions have been granted to borrowers experiencing financial difficulties in an attempt to enhance collection. The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance.

At December 31, 2016, residential mortgages comprised $2,368,000 of the $12,410,000 in TDRs and commercial real estate loans comprised $6,267,000 of total TDRs.

Total TDRs decreased by 32.95% at December 31, 2016, as compared to December 31, 2015. Nonaccrual TDRs decreased by 2.89% and accruing TDRs declined by 53.34% over the same period. All TDR categories decreased when compared on a year-over-year basis. Many of these credits are related to real estate projects that slowed significantly or stalled during the recession, leading the Company to pursue restructuring of the qualified credits allowing the real estate market time to recover and developers opportunity to finish projects at a slower pace.  Concessions granted in these circumstances include lengthened maturities and/or rate reductions that enabled the borrower to finish the projects and may be entirely successful. In large part, current successes are related to a recovering real estate market.

The following tables summarizes TDRs by type, classified separately as nonaccrual or accrual, which are included in impaired loans at December 31, 2016 and December 31, 2015.

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(In thousands)	December 31, 2016	December 31, 2016	December 31, 2016
Commercial and industrial	$1,356	$565	$791
Real estate - mortgage:
Commercial real estate	1,454	1,126	328
Residential mortgages	2,368	—	2,368
Home equity loans	—	—	—
Total real estate mortgage	3,822	1,126	2,696
Real estate construction and development	6,267	4,608	1,659
Agricultural	—	—	—
Installment/other	965	965	—
Lease financing	—	—	—
Total Troubled Debt Restructurings	$12,410	$7,264	$5,146

	Total TDRs	Nonaccrual TDRs	Accruing TDRs
(In thousands)	December 31, 2015	December 31, 2015	December 31, 2015
Commercial and industrial	$898	$327	$571
Real estate - mortgage:
Commercial real estate	1,243	1,243	—
Residential mortgages	3,533	—	3,533
Home equity loans	—	—	—
Total real estate mortgage	4,776	1,243	3,533
Real estate construction and development	12,168	5,260	6,908
Agricultural	16	—	16
Installment/other	650	650	—
Lease financing	—	—	—
Total Troubled Debt Restructurings	$18,508	$7,480	$11,028
Of the $12,410,000 in total TDRs at December 31, 2016, $7,264,000 were on nonaccrual status at period-end. Of the $18,508,000 in total TDRs at December 31, 2015, $7,480,000 were on nonaccrual status at period-end. As of December 31, 2016, the Company has no commercial real estate (CRE) workouts whereby an existing loan was restructured into multiple new loans (i.e., A Note/B Note structure).

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

The following table summarizes special mention loans by type for the years ended December 31, 2016 and December 31, 2015.

(In thousands)	December 31, 2016	December 31, 2015
Commercial and industrial	$4,416	$946
Real estate - mortgage:
Commercial real estate	621	1,616
Residential mortgages	—	—
Home equity loans	—	—
Total real estate mortgage	621	1,616
RE construction & development	928	—
Agricultural	—	—
Installment/other	—	—
Lease financing	—	—
Total Special Mention Loans	$5,965	$2,562

The Company focuses on competition and other economic conditions within its market area and other geographical areas in which it does business, which may ultimately affect the risk assessment of the portfolio. The Company continues to experience increased competition from major banks, local independents and non-bank institutions which affects loan pricing. Low interest rates and a weaker economy continue to dominate, even though real estate prices show signs of stabilization and interest rates have begun to rise. The Company continues to place increased emphasis on reducing both the level of nonperforming assets and the level of losses on the disposition of these assets. It is in the best interest of both the Company and the borrowers to seek alternative options to foreclosure in an effort to reduce the impacts on the real estate market. As part of this strategy, the Company has agreed to increasing its level of troubled debt restructurings, when doing so makes economic sense. While business and consumer spending show improvement in recent quarters, current GDP remains anemic. It is difficult to forecast what impact the Federal Reserve actions to hold rates low will have on the economy. Local unemployment rates in the San Joaquin Valley have improved, but remain elevated compared with other regions and historically are higher as a result of the area's agricultural dynamics.  The Company believes that the Central San Joaquin Valley will continue to grow and diversify as property and housing costs remain low relative to other areas of the state. Management recognizes increased risk of loss due to the Company's exposure to local and worldwide economic conditions, as well as potentially volatile real estate markets, and takes these factors into consideration when analyzing the adequacy of the allowance for credit losses.

The following table provides a summary of the Company's allowance for credit losses, provisions made to that allowance, and charge-off and recovery activity affecting the allowance for the years indicated.

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Total loans outstanding at end of period before deducting allowances for credit losses	$570,834	$515,376	$459,575	$395,013	$400,033
Average net loans outstanding during period	540,777	493,375	422,760	392,340	398,377
Balance of allowance at beginning of period	9,713	10,771	10,988	11,784	13,648
Loans charged off:
Real estate	(29)	—	(200)	(635)	(630)
Commercial, Industrial & Agricultural	(870)	(1,397)	(318)	(678)	(3,397)
Commercial lease financing	—	—	—	—	—
Installment and other	(24)	(489)	(16)	(273)	(251)
Total loans charged off	(923)	(1,886)	(534)	(1,586)	(4,278)
Recoveries of loans previously charged off:
Real estate	55	225	728	1,538	698
Commercial and industrial & agricultural	60	630	330	279	648
Installment and other	18	14	104	71	49
Total loan recoveries	133	869	1,162	1,888	1,395
Net loans (charged off) recovered	(790)	(1,017)	628	302	(2,883)
Recovery of provision charged to operating expense	(21)	(41)	(845)	(1,098)	1,019
Balance of allowance for credit losses at end of period	$8,902	$9,713	$10,771	$10,988	$11,784
Net loan (recoveries) charge-offs to total average loans	0.15%	0.21%	(0.15)%	(0.08)%	0.74%
Net loan (recoveries) charge-offs to loans at end of period	0.14%	0.20%	(0.14)%	(0.08)%	0.72%
Allowance for credit losses to total loans at end of period	1.56%	1.88%	2.35%	2.78%	2.95%
Net loan (recoveries) charge-offs to allowance for credit losses	8.87%	10.47%	(5.84)%	(2.75)%	24.47%
Net loan charge-offs (recoveries) to provision for credit losses	3.54%	5.38%	(134.55)%	(27.50)%	282.92%

Loan charge-offs decreased $963,000 during the year ended December 31, 2016, when compared to the year ended December 31, 2015. Loan recoveries decreased $733,000 during the same period. There was one loan charge-off for $20,000 during the fourth quarter and an addition to the overdraft reserve of $7,000.

The following is a summary of the quarterly activity in the allowance for loan losses for the year ended December 31, 2016 (in thousands).

Description	Loss	Recoveries	Provision	Balance
Balance Forward				$9,713
1st quarter - 2016	$31	$58	$(22)	9,718
2nd quarter- 2016	846	26	12	8,910
3rd quarter - 2016	15	20	3	8,918
4th quarter - 2016	27	25	(14)	8,902
Total YTD - 2016	$919	$129	$(21)	$8,902

At December 31, 2016 and 2015, $337,000 and $299,000, respectively, of the formula allowance is allocated to unfunded loan commitments and is, therefore, carried separately in other liabilities.

Management believes that the 1.56% credit loss allowance to total loans at December 31, 2016 is adequate to absorb known and inherent risks in the loan portfolio. No assurance can be given, however, that economic conditions may materialize which differ and more adversely affect the Company's service areas or other circumstances will not be reflected in increased losses in the loan portfolio. Management is not currently aware of any conditions that may adversely affect the levels of losses incurred in the Company’s loan portfolio.

The allocations to specific loan categories are estimates based on the same factors as considered by management in determining the amount of additional provisions to the credit loss allowance and the overall adequacy of the allowance for credit losses. The portion not allocated provides for coverage of credit losses inherent in the loan portfolio but not captured in the loss factors that are utilized in the risk rating-based component, or in the specific impairment reserve component of the allowance for credit losses, and acknowledges the inherent imprecision of all loss prediction models.

	2016		2015		2014		2013		2012
(Dollars in thousands)	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans	Allowance for Credit Losses	% of Loans
Commercial and industrial	$1,843	8.6%	$1,652	10.8%	$1,218	13.6%	$2,340	18.0%	$1,614	18.0%
Real estate – mortgage	1,430	50.6%	1,449	48.9%	1,653	46.9%	1,862	47.6%	1,292	47.6%
RE construction and development	3,378	22.9%	4,629	25.3%	6,278	30.0%	5,533	22.7%	2,814	22.7%
Agricultural	666	10.0%	655	10.1%	482	6.9%	583	9.0%	352	9.0%
Installment/other	888	7.9%	1,258	4.9%	293	2.6%	275	2.7%	288	2.7%
Lease financing	—	—%	—	—%	—	—%	—	—%	1	—%
Not allocated	697	—%	70	—%	847	—%	395	—%	5,423	—%
	$8,902	100.0%	$9,713	100.0%	$10,771	100.0%	$10,988	100.0%	$11,784	100.0%

During 2016, reserve allocations decreased for real estate mortgage, real estate construction and development loans, and installment loans. Increases in reserve allocation for commercial and industrial and agricultural loans were primarily due to the growth of those loan segments.

During 2015, reserve allocations decreased for real estate mortgage loans and real estate construction and development loans. Increases in the reserve allocation for commercial and industrial loans, agricultural loans, and installment loans were primarily due to the growth of that loan segment.

During 2014, reserve allocations decreased for commercial and industrial loans, real estate mortgage loans, and agricultural loans. Increases in reserve allocations for real estate construction and development loans and installment loans were primarily due to growth in those segments.

The following summarizes the Company’s allowance for credit losses related to the specific, formula, and unallocated reserves for the year-ends shown:

	December 31,
(In thousands)	2016	2015	2014	2013	2012
Formula allowance	$6,845	$6,546	$9,209	$9,831	$5,703
Specific allowance	1,360	3,097	715	762	658
Unallocated allowance	697	70	847	395	5,423
Total allowance	$8,902	$9,713	$10,771	$10,988	$11,784

At December 31, 2016, the allowance for credit losses totaled $8,902,000, and consisted of $6,845,000 in formula allowance, $1,360,000 in specific allowance, and $697,000 in unallocated allowance. At December 31, 2016, $603,000 was allocated to real estate mortgage loans and $757,000 was allocated to commercial and industrial loans.

At December 31, 2015, the allowance for credit losses totaled $9,713,000, and consisted of $6,546,000 in formula allowance, $3,097,000 in specific allowance, and $70,000 in unallocated allowance. At December 31, 2015, $1,282,000 of the specific allowance was allocated to real estate construction and development loans, $635,000 was allocated to real estate mortgage loans, $530,000 was allocated to commercial and industrial loans, and the remaining $650,000 was allocated to installment loans.

At December 31, 2014, the allowance for credit losses totaled $10,771,000, and consisted of $9,209,000 in formula allowance, $715,000 in specific allowance, and $847,000 in unallocated allowance. At December 31, 2014, $648,000 of the specific allowance was allocated to real estate loans, $64,000 was allocated to commercial and industrial loans, and the remaining $9,000 was allocated to commercial and industrial loans.

The total formula allowance increased $299,000 between 2015 and 2016 and the specific allowance decreased $1,737,000. The unallocated allowance increased to $697,000 from $70,000. The decrease in the specific allowance and increase in the unallocated allowance were primarily the result of a decrease in impaired loans. The increase in total formula allowance is the result of loan growth offset by improvement of qualitative factors during 2016.

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

There was one real estate-collateralized installment loan with a recorded investment of $965,000 classified as doubtful at December 31, 2016. No loans were classified as doubtful at December 31, 2015.

Although in some instances, the downgrading of a loan resulting from the factors used by the Company in its allowance analysis has been reflected in the formula allowance, management believes that in some instances, the impact of material events and trends not known are not reflected in the level of nonperforming loans or the internal risk grading process regarding these loans. Accordingly, the Company’s evaluation of probable losses related to these factors may be reflected in the unallocated allowance. The evaluation of the inherent losses concerning these factors involves a higher degree of uncertainty because they are not identified with specific problem credits, and therefore the Company does not allocate the unallocated allowance among segments of the portfolio. At December 31, 2016 and December 31, 2015, the Company had unallocated allowances of $697,000 and $70,000. Management’s estimates of the unallocated allowance are based upon a number of underlying factors including 1) the effect of deteriorating national and local economic trends, 2) the effects of export market conditions on certain agricultural and manufacturing borrowers, 3) the effects of abnormal weather patterns on agricultural borrowers, as well as other borrowers that may be impacted by such conditions, 4) the effect of increased competition in the

Company’s market area and the resultant potential impact of more relaxed underwriting standards to borrowers with multi-bank relationships, 5) the effect of soft real estate markets, and 6) the effects of having a larger number of borrowing relationships which are close to the Company’s lending limit, which, if any one were not to perform to contractual terms, would have a material impact on the allowance.

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

 The following table sets forth the Company’s nonperforming assets as of the dates indicated:

	December 31,
(Dollars in thousands, except footnote)	2016	2015	2014	2013	2012
Nonaccrual loans (1)	$7,264	$8,193	$9,935	$12,341	$13,425
Accruing restructured loans	5,146	11,028	5,641	5,761	9,716
Total non-performing loans	12,410	19,221	15,576	18,102	23,141
Other real estate owned	6,471	12,873	14,010	13,946	23,932
Total non-performing assets	$18,881	$32,094	$29,586	$32,048	$47,073
Loans, past due 90 days or more, still accruing	1,250	—	—	—	—
Non-performing loans to total gross loans	2.18%	3.73%	3.40%	4.58%	5.78%
Non-performing assets to total gross loans	3.31%	6.23%	6.47%	8.11%	11.77%
Allowance for loan losses to nonperforming loans	71.73%	50.53%	69.15%	60.70%	50.92%
 (1) Included in nonaccrual loans at December 31, 2016 and 2015 are restructured loans totaling $7,264,000 and $7,480,000, respectively.

Non-performing assets remain elevated at December 31, 2016, but have decreased $13,213,000 between December 31, 2015 and December 31, 2016, due to a decrease in nonaccrual loans of $929,000, a decrease of $5,881,000 in accruing restructured loans, and a decrease of $6,402,000 in other real estate owned.

Non-performing assets increased $2,508,000 between December 31, 2014 and December 31, 2015, due to an increase of $5,882,000 in accruing restructured loans, partially offset by decrease of $1,742,000 in nonaccrual loans and $1,137,000 in other real estate owned.

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

(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Recovery of provision for credit losses during period	$(21)	(41)	$(845)
Allowance as % of nonperforming loans	71.73%	50.53%	69.15%
Nonperforming loans as % total loans	2.18%	3.73%	3.40%
Restructured loans as % total loans	2.18%	3.59%	3.28%

Nonperforming assets, which are primarily related to the real estate loan and other real estate owned portfolio, remained high during the year ended December 31, 2016, but decreased $13,213,000 from a balance of $32,094,000 at December 31, 2015 to a balance of $18,881,000 at December 31, 2016. Nonaccrual loans totaled $7,264,000 at December 31, 2016, decreased $929,000 from the balance of $8,193,000 reported at December 31, 2015. In determining the adequacy of the underlying collateral related to these loans, management monitors trends within specific geographical areas, loan-to-value ratios, appraisals, and other credit issues related to the specific loans. Impaired loans decreased $7,433,000 during the year ended December 31, 2016 to a balance of $16,179,000 at December 31, 2016. Other real estate owned through foreclosure decreased $6,402,000 between December 31, 2015 and December 31, 2016. As a result of the related events, nonperforming assets as a percentage of total assets decreased from 4.42% at December 31, 2015 to 2.40% at December 31, 2016.

While real estate markets have strengthened over the last few years, management continues to monitor economic conditions in the real estate market for signs of either deterioration or improvement which may impact the level of the allowance for loan losses required to cover identified losses in the loan portfolio. Management continues to monitor and reduce the level of problem assets by working with borrowers to identify options, including loan restructures, in order to work through difficulties a borrower might face. Restructured loans numbers have been greatly reduced over the last four years. Net loan charge-offs during the year ended December 31, 2016 totaled $790,000, as compared to $1,017,000 for the year ended December 31, 2015. The Company charged-off approximately 13 loans during the year ended December 31, 2016, compared to 9 loans during the year ended December 31, 2015. Net loan charge-offs totaling $790,000 during the year ended December 31, 2016, included $27,000 in net recoveries during the quarter ended March 31, 2016, $820,000 in net charge-offs during the quarter ended June 30, 2016, $5,000 in net recoveries during the quarter ended September 30, 2016, and $2,000 in net charge-offs during the fourth quarter of 2016. The percentage of net charge-offs to average loans was 0.15%, for the year ended December 31, 2016. The percentages for the years ended December 31, 2015 and 2014 reflected net charge-offs to average loans of 0.21% and net recoveries of 0.15%, respectively.

The loan portfolio increased from $457,919,000 at December 31, 2014, to $515,318,000 at December 31, 2015, and increased to $569,759,000 at December 31, 2016. Nonperforming loans decreased to $12,410,000 at December 31, 2016, from $19,221,000 at December 31, 2015, and $15,576,000 at December 31, 2014. Nonaccrual loans and accruing restructured loans are included in nonperforming loans. During the same period, total impaired and classified loans decreased from $39,512,000 at December 31, 2015, to $29,838,000 at December 31, 2016.

The following table summarizes the nonaccrual totals by loan category for the periods shown:

	Balance			Change from
(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Commercial and industrial	$565	$328	$433	$237	$132
Real estate - mortgage	1,126	1,635	4,361	(509)	(3,235)
Real estate - construction	4,608	5,580	5,141	(972)	(533)
Agricultural	—	—	—	—	—
Installment/other	965	650	—	315	965
Total Nonaccrual Loans	$7,264	$8,193	$9,935	$(929)	$(2,671)

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

Except for the loans included in the above tables, there were no loans at December 31, 2016, where the known credit problems of a borrower caused the Company to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which would result in such loan being included as a nonaccrual, past due or restructured loan at some future date.

Liquidity and Asset/Liability Management

The primary function of asset/liability management is to provide adequate liquidity and maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities.

Liquidity

Liquidity management may be described as the ability to maintain sufficient cash flows to fulfill both on- and off-balance sheet financial obligations, including loan funding commitments and customer deposit withdrawals, without straining the Company’s equity structure. To maintain an adequate liquidity position, the Company relies on, in addition to cash and cash equivalents, cash inflows from deposits and short-term borrowings, repayments of principal on loans and investments, and interest income received. The Company's principal cash outflows are for loan origination, purchases of investment securities, depositor withdrawals and payment of operating expenses. Other sources of liquidity not on the balance sheet at December 31, 2016, include unused collateralized and uncollateralized lines of credit from other banks, the Federal Home Loan Bank, Pacific Coast Banker's Bank, Zion's Bank, and from the Federal Reserve Bank totaling $355,199,000.

Cash and cash equivalents have fluctuated during the three years ended December 31, 2016, 2015, and 2014, with period-end balances as follows (from Consolidated Statements of Cash Flows – in 000’s):

Balance
December 31, 2016	$113,032
December 31, 2015	$125,751
December 31, 2014	$103,577

Cash and cash equivalents decreased $12,719,000 during the year ended December 31, 2016, as compared to an increase of $22,174,000 during the year ended December 31, 2015.

The Company had a net cash inflow from operations of $9,458,000 for the year ended December 31, 2016, and a positive cash inflow from operations totaling $9,264,000 for the period ended December 31, 2015. The Company experienced net cash outflows from investing activities totaling $77,007,000 and net cash outflows of $41,722,000 during the years ended December 31, 2016 and December 31, 2015. For the year ended December 31, 2016, increases in loans outweighed proceeds from sales of OREO and maturities and principal payments on available for sale securities. For the year ended December 31, 2015, the growth in loans and purchases of available for sale securities outweighed principal payments on securities and proceeds from sale of OREO.

During the year ended December 31, 2016, the Company experienced net cash inflows from financing activities totaling $54,830,000, primarily as the result of increases in demand deposit and savings accounts as well as time deposits. For the year ended December 31, 2015, the Company experienced net cash inflows of $54,632,000 primarily as the result of increases in demand deposits and savings accounts.

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

The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial market crisis. In addition to unused lines of credit from other banks totaling $355,199,000, the contingency plan includes identified funding sources, and steps that may be taken in the event the total liquidity ratio falls or is projected to fall below policy limits for any extended period of time. One of the primary directives of the contingency funding plan is to limit the Company’s overall level of wholesale funding to no more than 40% of deposits. The current funding program uses both asset-based and liability-based principles, and identifies core deposits as the favored funding source when attainable at a reasonable cost. The policy identifies a number of funding sources or methods the Bank ALCO committee may utilize to fulfill the Company’s liquidity funding requirements:

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

4)
The Company presently has a Discount Window facility available from the Federal Reserve Bank of San Francisco collateralized with loans as discussed above. At December 31, 2016, the Company had available credit of $323,162,000 from the Federal Reserve based upon the loans pledged at that date. The Federal Reserve will monitor use of the Discount Window closely given the current status of the Company and the economy as a whole. This credit facility may not be competitively priced under certain economic conditions. As such, the Company does not expect to use this facility except for short periods, but does consider this to be a key contingency funding source.

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

The Company's liquid asset base which generally consists of cash and due from banks, federal funds sold, securities purchased under agreements to resell (“reverse repos”) and investment securities, are maintained at levels deemed sufficient to provide the cash necessary to fund loan growth as well as projected deposit runoff. Within this framework is the objective of maximizing the yield on earning assets. This is generally achieved by maintaining a high percentage of earning assets in loans, which historically have represented the Company's highest yielding asset. At December 31, 2016, the Bank had 72.44% of total assets in the loan portfolio and a loan to deposit ratio of 84.21%, as compared to 71.02% of total assets in the loan portfolio and a loan to deposit ratio of 82.87% at December 31, 2015. Liquid assets at December 31, 2016 include cash and cash equivalents totaling $113,032,000, as compared to $125,751,000 at December 31, 2015.

Liabilities used to fund liquidity sources include core and non-core deposits as well as short-term borrowings capability. Core deposits, which comprise approximately 91.73% of total deposits at December 31, 2016, provide a significant and stable funding source for the Company.  At December 31, 2016, unused lines of credit with the Federal Home Loan Bank, Pacific Coast Banker's Bank, Zion's Bank, and the Federal Reserve Bank totaling $355,199,000 are collateralized in part by certain qualifying loans in the Company’s loan portfolio. The carrying value of loans pledged on these used and unused borrowing lines totaled $471,737,000 at December 31, 2016. For further discussion of the Company’s borrowing lines, see “Short Term Borrowings” included previously in the financial condition section of this financial review.

The liquidity of the parent company, United Security Bancshares, is separate from the bank and is primarily dependent on the payment of cash dividends by its subsidiary, United Security Bank, subject to limitations imposed by the Financial Code of the State of California and federal and state banking regulations. The Bank currently has limited ability to pay dividends or make capital distributions (see Dividends section included in Regulatory Matters of this Management’s Discussion). The limited ability of the Bank to pay dividends may impact the ability of the Company to fund its ongoing liquidity requirements including ongoing operating expenses, as well as quarterly interest payments on the Company’s junior subordinated debt (Trust Preferred Securities.) Beginning the quarter ended March 31, 2009, the Bank has been precluded from paying a cash dividend to the Company without prior regulatory approval. To conserve cash and capital resources, the Company elected at March 31, 2009 to defer the payment of interest on its junior subordinated debt beginning with the quarterly payment due October 1, 2009. Since the second quarter of 2014, the Bank has received approval quarterly from the Federal Reserve Bank to upstream a dividend to the parent company for the purpose of payment of interest on the Company's junior subordinated debt and for the parent company's operating expenses. During the year ended December 31, 2016, the Bank paid $464,000 in cash dividends to the parent company. The Bank paid $2,416,000 in dividends to the parent company during the year ended December 31, 2015, and $1,519,000 in dividends during the year ended December 31, 2014.

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

In addition to the general capital adequacy guidelines, pursuant to the DBO’s MOU the Bank is required to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0%. For purposes of the MOU, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 11.7% and 12.9% at December 31, 2016 and 2015, respectively.

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

The following table sets forth the Company’s and the Bank's actual capital positions at December 31, 2016, as well as the minimum capital requirements and requirements to be well capitalized under prompt corrective action provisions (Bank required only) under the regulatory guidelines discussed above:

	Ratio at December 31, 2016	Ratio at December 31, 2015	Minimum for Capital Adequacy	Minimum requirement for "Well Capitalized" Institution
Total capital to risk weighted assets
Company	17.26%	16.65%	8.00%	N/A
Bank	17.19%	16.69%	8.00%	10.00%
Tier 1 capital to risk-weighted assets
Company	16.01%	15.40%	6.00%	N/A
Bank	15.94%	15.43%	6.00%	8.00%
Common equity tier 1 capital to risk-weighted assets
Company	14.68%	14.10%	4.50%	N/A
Bank	15.94%	15.43%	4.50%	6.50%
Tier 1 capital to adjusted average assets (leverage)
Company	12.97%	12.95%	4.00%	N/A
Bank	12.99%	12.94%	4.00%	5.00%

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
The final rules set a new common equity tier 1 requirement and higher minimum tier 1 requirements for all banking organizations. The final rules also require a Common Equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. The capital buffer requirement will be phased in over three years beginning in 2016, and will effectively raise the minimum required Common Equity Tier 1 RBC Ratio to 7.0%, the Tier 1 RBC Ratio to 8.5%, and the Total RBC Ratio to 10.5% on a fully phased-in basis. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases, and on the payment of discretionary bonuses to executive management. The rules revise the prompt corrective action framework to incorporate the new regulatory capital minimums. They also enhance risk sensitivity and address weaknesses identified over recent years with the measure of risk-weighted assets.
As of December 31, 2016, the Company and the Bank meet all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

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

As noted earlier, the Company and the Bank have entered into an informal agreement with the Federal Reserve Bank and Department of Business Oversight that, among other things, requires prior approval before paying a cash dividend or otherwise making a distribution of stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company.  In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the year ended December 31, 2016, the Bank’s cash dividends of $464,000 paid to the Company were approved by the Federal Reserve and the DBO. The cash dividends funded the Company's operating costs, payments of interest on its junior subordinated debentures, estimated tax payments, and redemption of junior subordinated debentures. During 2015, $3.0 million of the Company's $15.0 million in junior subordinated debt was retired. The balance of junior subordinated debentures remained at $12.0 million for the years ended December 31, 2015 and December 31, 2016.

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

Reserve Balances

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. During 2005, the Company implemented a deposit reclassification program, which allows the Company to reclassify a portion of transaction accounts to non-transaction accounts for reserve purposes. The deposit reclassification program was provided by a third-party vendor, and has been approved by the Federal Reserve Bank.  At December 31, 2016, the Bank was not subject to a reserve requirement.

Item 8 - Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2016 and 2015

Consolidated Statements of Income -
Years Ended December 31, 2016 and 2015

Consolidated Statements of Shareholders' Equity -
Years Ended December 31, 2016 and 2015

Consolidated Statements of Comprehensive Income -
Years Ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows -
Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of United Security Bancshares and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of
December 31, 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
United Security Bancshares and Subsidiaries

We have audited the accompanying consolidated balance sheets of United Security Bancshares and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. The consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Security Bancshares and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Sacramento, California
March 3, 2017

United Security Bancshares and Subsidiaries
Consolidated Balance Sheets
December 31, 2016 and 2015

(In thousands except shares)	December 31, 2016	December 31, 2015
Assets
Cash and non-interest bearing deposits in other banks	$25,781	$29,733
Cash and due from Federal Reserve Bank	87,251	96,018
Cash and cash equivalents	113,032	125,751
Interest-bearing deposits in other banks	650	1,528
Investment securities available for sale (at fair value)	57,491	30,893
Loans	569,759	515,318
Unearned fees and unamortized loan origination costs, net	1,075	58
Allowance for credit losses	(8,902)	(9,713)
Net loans	561,932	505,663
Accrued interest receivable	3,895	2,220
Premises and equipment – net	10,445	10,800
Other real estate owned	6,471	12,873
Goodwill	4,488	4,488
Cash surrender value of life insurance	19,047	18,337
Investment in limited partnerships	757	917
Deferred tax assets - net	3,298	5,228
Other assets	6,466	6,946
Total assets	$787,972	$725,644
Liabilities & Shareholders' Equity
Liabilities
Deposits
Noninterest bearing	$262,697	$262,168
Interest bearing	413,932	359,637
Total deposits	676,629	621,805
Accrued interest payable	76	29
Accounts payable and other liabilities	5,781	5,875
Junior subordinated debentures (at fair value)	8,832	8,300
Total liabilities	691,318	636,009

Shareholders' Equity
Common stock, no par value 20,000,000 shares authorized, 16,705,294 issued and outstanding at December 31, 2016, and 16,051,406 at December 31, 2015	56,557	52,572
Retained earnings	40,701	37,265
Accumulated other comprehensive loss	(604)	(202)
Total shareholders' equity	96,654	89,635
Total liabilities and shareholders' equity	$787,972	$725,644
See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2016, 2015, and 2014

(In thousands except shares and EPS)	December 31, 2016	December 31, 2015	December 31, 2014
Interest Income
Loans, including fees	$28,182	$26,469	$23,777
Investment securities – AFS – taxable	825	722	901
Interest on deposits in FRB	458	213	277
Interest on deposits in other banks	8	6	7
Total interest income	29,473	27,410	24,962
Interest Expense
Interest on deposits	1,167	1,056	1,104
Interest on other borrowings	242	225	241
Total interest expense	1,409	1,281	1,345

Net Interest Income Before Recovery of Provision for Credit Losses	28,064	26,129	23,617
Recovery of Provision for Credit Losses	(21)	(41)	(845)
Net Interest Income after Recovery of Provision for Credit Losses	28,085	26,170	24,462
Noninterest Income
Customer service fees	3,792	3,620	3,473
Increase in cash surrender value of bank owned life insurance	530	519	514
Loss on fair value of financial liability	(518)	(73)	(102)
Gain on redemption of JR subordinated debentures	—	78	—
Gain on sale of premises and equipment	—	10	25
(Loss) gain on sale of other investment	—	(23)	691
Other	710	604	560
Total noninterest income	4,514	4,735	5,161
Noninterest Expense
Salaries and employee benefits	10,628	9,921	9,653
Occupancy expense	4,222	4,042	3,760
Data processing	148	126	134
Professional fees	1,493	1,137	1,456
Regulatory assessments	767	959	943
Director fees	284	277	232
Amortization of intangibles	—	—	62
Correspondent bank service charges	77	75	117
Loss on California tax credit partnership	158	73	39
Net cost on operation and sale of OREO	263	619	571
Other	2,305	2,369	2,248
Total noninterest expense	20,345	19,598	19,215
Income Before Provision for Taxes	12,254	11,307	10,408
Provision for Taxes on Income	4,869	4,497	4,192
Net Income	$7,385	$6,810	$6,216
Net Income per common share
Basic	$0.44	$0.41	$0.37
Diluted	$0.44	$0.41	$0.37
Shares on which net income per common share were based
Basic	16,703,672	16,702,781	16,686,896
Diluted	16,710,808	16,704,937	16,692,646
 See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2016, 2015, and 2014

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net Income	$7,385	$6,810	$6,216

Unrealized holdings (losses) gains on securities	(648)	(265)	18
Unrealized (losses) gains on unrecognized post retirement costs	(22)	224	(113)
Other comprehensive loss, before tax	(670)	(41)	(95)
Tax benefit (expense) related to securities	259	106	(7)
Tax benefit (expense) related to unrecognized post-retirement costs	9	(92)	46
Total other comprehensive loss	(402)	(27)	(56)
Comprehensive income	$6,983	$6,783	$6,160
See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2016, 2015, and 2014

	Common stock
(In thousands except shares)	Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2014	14,799,888	$45,778	$30,884	$(119)	$76,543
Other comprehensive loss				(56)	(56)
Common stock dividends	601,276	3,370	(3,370)		—
Common stock issuance	23,922	95			95
Stock-based compensation expense		28			28
Net Income			6,216		6,216
Balance December 31, 2014	15,425,086	$49,271	$33,730	$(175)	$82,826

Other comprehensive loss				(27)	(27)
Common stock dividends	626,320	3,275	(3,275)		—
Stock-based compensation expense		26			26
Net Income			6,810		6,810
Balance December 31, 2015 (1)	16,051,406	$52,572	$37,265	$(202)	$89,635
(1) Excludes 14,870 unvested restricted shares

Other comprehensive loss				(402)	(402)
Common stock dividends	651,425	3,949	(3,949)		—
Common stock issuance	2,463	6			6
Stock-based compensation expense		30			30
Net Income			7,385		7,385
Balance December 31, 2016 (1)	16,705,294	$56,557	$40,701	$(604)	$96,654
(1) Excludes 11,896 unvested restricted shares
See notes to consolidated financial statements

United Security Bancshares and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015, and 2014

(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Cash Flows From Operating Activities:
Net Income	$7,385	$6,810	$6,216
Adjustments to reconcile net income to cash provided by operating activities:
Recovery of provision for credit losses	(21)	(41)	(845)
Depreciation and amortization	1,428	1,462	1,390
Amortization of investment securities	481	266	263
Accretion of investment securities	(28)	(44)	(33)
Increase in accrued interest receivable	(1,676)	(293)	(283)
Increase (decrease) in accrued interest payable	47	(11)	(4)
(Increase) decrease in unearned fees	(1,017)	(382)	20
Decrease (increase) in income taxes receivable	957	(229)	(398)
Stock-based compensation expense	30	26	28
Provision for deferred income taxes	2,199	1,640	4,816
(Decrease) increase in accounts payable and accrued liabilities	(146)	29	(1,113)
Loss (gain) on sale of investment in limited partnership	—	23	(691)
Gain on sale of other real estate owned	(37)	(16)	(114)
Impairment loss on other real estate owned	—	188	—
Loss on fair value option of financial liabilities	518	73	102
Gain on redemption of junior subordinated debentures	—	(78)	—
Increase in surrender value of life insurance	(530)	(519)	(514)
Loss on tax credit limited partnership interest	158	73	39
Gain on sale of premises and equipment	—	(10)	(25)
Amortization of intangibles	—	—	62
Net (increase) decrease in other assets	(290)	297	86
Net cash provided by operating activities	9,458	9,264	9,002
Cash Flows From Investing Activities:
Net increase (decrease) in interest-bearing deposits with banks	878	(6)	(7)
Purchase of correspondent bank stock	(101)	(147)	(97)
Maturities and calls on available-for-sale securities	2,600	11,000	—
Principal payments on available-for-sale securities	4,687	5,922	5,295
Purchases of available-for-sale securities	(34,987)	—	(10,192)
Purchase of bank-owned life insurance/company-owned life insurance	(220)	(220)	—
Net increase in loans	(51,465)	(58,642)	(60,282)
Cash proceeds from sales of other real estate owned	3,378	1,192	1,308
Payoff of senior liens on other real estate owned	(705)	—	—
Cash proceeds from sale of other investment	—	—	1,253
Cash proceeds from sales of premises and equipment	—	23	—
Capital expenditures for premises and equipment	(1,073)	(725)	(768)
Distributions from (investment in) limited partnership	1	(119)	(126)
Net cash used in investing activities	(77,007)	(41,722)	(63,616)
Cash Flows From Financing Activities:
Net increase in demand deposit and savings accounts	20,993	65,418	28,225
Net increase (decrease) in certificates of deposit	33,831	(8,986)	(5,341)
Proceeds from exercise of stock options	6	—	95
Redemption of junior subordinated debentures	—	(1,800)	—
Net cash provided by financing activities	54,830	54,632	22,979
Net (decrease) increase in cash and cash equivalents	(12,719)	22,174	(31,635)
Cash and cash equivalents at beginning of year	125,751	103,577	135,212
Cash and cash equivalents at end of year	$113,032	$125,751	$103,577
See notes to consolidated statements

Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting and Reporting Policies

Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking industry. The consolidated financial statements include the accounts of United Security Bancshares, and its wholly owned subsidiaries, United Security Bank and subsidiary (the “Bank”) and USB Capital Trust II (the "Trust"). The Trust is deconsolidated pursuant to ASC 810. As a result, the Trust Preferred Securities are not presented on the Company’s consolidated financial statements as equity, but instead they are presented as Junior Subordinated Debentures are presented as a separate liability category. (see Note 8 to the Company’s consolidated financial statements). Intercompany accounts and transactions have been eliminated in consolidation. In the following notes, references to the Bank are references to United Security Bank. References to the Company are references to United Security Bancshares, (including the Bank). United Security Bancshares operates as one business segment providing banking services to commercial establishments and individuals primarily in the San Joaquin Valley of California.

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

During July 2007 the Company formed USB Capital Trust II and issued $15.0 million in Trust Preferred Securities with terms similar to those originally issued under USB Capital Trust I.  During 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of December 31, 2016. (See Note 8. “Junior Subordinated Debt/Trust Preferred Securities”).

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

a.
Cash and cash equivalents – Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. At times throughout the year, balances can exceed FDIC insurance limits. Generally, federal funds sold and repurchase agreements are sold for one-day periods. The Bank did not have any repurchase agreements during 2016 or 2015, or at December 31, 2016 and 2015. All cash and cash equivalents have maturities when purchased of three months or less.

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

g.
Intangible Assets and Goodwill - Intangible assets are comprised of core deposit intangibles, other specific identifiable intangibles, and goodwill acquired in branch acquisitions where the consideration given exceeded the fair value of the net assets acquired. Intangible assets and goodwill are reviewed at least annually for impairment. All core deposit intangibles related to previous mergers have been fully amortized. During 2016 and 2015, the Company recognized no impairment losses on the core deposit intangible related to the deposits purchased in the Legacy merger consummated during February 2007. The Company estimates no aggregate amortization expense related to intangible assets for the next five years.

Goodwill amounts resulting from the acquisitions of Taft National Bank during April 2004, and Legacy Bank during February 2007 are considered to have an indefinite life and are not amortized. At December 31, 2016, goodwill related to Taft National Bank totaled $1.6 million, and goodwill related to Legacy Bank totaled $2.9 million. Impairment testing of goodwill is performed at the reporting level during December of each year for Taft, and during March of each year for Legacy. During 2016 and 2015, the Company did not recognize impairment adjustments on the goodwill related to the Legacy or Taft Bank mergers (see Note 19 to the Company’s consolidated financial statements contained herein for details of the goodwill impairment.)

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

l.
Advertising Costs - The Company expenses marketing costs as they are incurred. Advertising expense was $126,000, $127,000, and $123,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

m.
Stock Based Compensation - The Company has a stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for all share-based payments to employees, including grants of employee stock options and restricted stock units and awards, to be recognized in the financial statements based on the grant date fair value of the award. The fair value is amortized over the requisite service period (generally the vesting period). Included in salaries and employee benefits for the years ended December 31, 2016, 2015, and 2014 are $30,000, $26,000, an $28,000, respectively, of share-based compensation. The related tax benefit, recorded in the provision for income taxes, was not significant.  All share data contained within the financial statements has been retroactively restated for stock based transactions (i.e. stock splits and stock dividends.)

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

In January 2014, FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors.  The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method.  Early adoption is permitted.  This ASU was effective for the Company on January 1, 2015 and did not have a material impact on the Company's consolidated financial statements.

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-01 Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides "guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit." It allows the proportional amortization method to be used by a reporting entity if certain conditions are met. The ASU also defines when a qualified affordable housing project through a limited liability entity should be tested for impairment. If a qualified affordable housing project does not meet the conditions for using the proportional amortization method, the investment should be accounted for using an equity method investment or a cost method investment. This ASU was effective for the Company on January 1, 2015 and did not have a material impact on the Company's consolidated financial statements. The Company will continue to account for our low-income housing tax credit investments using the equity method subsequent to the adoption of ASU 2014-01 and does not expect any impact on the Company's consolidated financial statements.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which creates Topic 606 and supersedes Topic 605, Revenue Recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which postponed the effective date of 2014-09. Multiple ASUs and interpretative guidance have been issued in connection with ASU 2014-09. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company has begun their process to implement this new standard by reviewing all revenue sources to determine the sources that are in scope for this guidance. As a bank, key revenue sources, such as interest income have been identified as out of scope of this new guidance. The Company has not yet determined the financial statement impact this guidance will have.

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01 Financial Instruments-Overall: Recognition and Measurements of Financial Assets and Financial Liabilities. This ASU requires equity investments to be measured at fair value, with changes in fair value recognized in net income. The amendment also simplifies the impairment assessment of equity investments for which fair value is not readily determinable by requiring an entity to perform a qualitative assessment to identify impairment. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods therein. The Company expects this ASU to impact its consolidated income and other comprehensive income disclosures for the fair value of its mutual fund investment and junior subordinated debenture.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification® and creating Topic 842, Leases. This Update, along with IFRS 16, Leases, are the results of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet that objective and improve financial reporting. This ASU will be effective for public business entities for annual periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019), and interim periods therein. Although an estimate of the impact of the new leasing standard has not yet been determined, the Company expects a significant new lease asset and related lease liability on the balance sheet due to the number of leased branches and standalone ATM sites the Bank currently has that are accounted for under current operating lease guidance.

In March 2016, FASB issued ASU 2016-9, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative. The provisions of the new standard changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. The Company will be required to adopt the ASU provisions January 1, 2017. Management does not expect the adoption of the ASU to have a material effect on the Company’s financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326). The FASB is issuing this Update to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The Update requires enhanced disclosures and judgments in estimating credit losses and also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has established a project team for the implementation of this new standard. The team has started by working with a vendor to put a new Allowance for Loan Loss software in place and is collecting additional historical data to estimate the impact of this standard. An estimate of the impact of this standard has not yet been determined, however, the impact is expected to be significant.

r.
Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to the classifications used in 2016. None of the reclassifications had an impact on equity or net income.

2.	Investment Securities

Following is a comparison of the amortized cost and approximate fair value of investment securities at December 31, 2016 and December 31, 2015:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Carrying Amount)
December 31, 2016
Securities available for sale:
U.S. Government agencies	$22,992	$280	(69)	$23,203
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	30,867	107	(402)	30,572
Mutual Funds	4,000	—	(284)	3,716
Total securities available for sale	$57,859	$387	$(755)	$57,491
December 31, 2015
Securities available for sale:
U.S. Government agencies	$9,778	$453	$(108)	$10,123
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	16,835	175	(52)	16,958
Mutual Funds	4,000	—	(188)	3,812
Total securities available for sale	$30,613	$628	$(348)	$30,893

There were no sales of securities and no gross realized losses on available-for-sale securities and no gross gains during the years ended December 31, 2016, 2015, and 2014. There were no other-than-temporary impairment losses during the years ended December 31, 2016, 2015, and 2014.

The amortized cost and fair value of securities available for sale at December 31, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities on collateralized mortgage obligations cannot be anticipated due to allowed paydowns. Mutual funds are included in the "due in one year or less" category below.

	December 31, 2016
	Amortized Cost	Fair Value (Carrying Amount)
(In thousands)
Due in one year or less	$4,000	$3,716
Due after one year through five years	—	—
Due after five years through ten years	847	861
Due after ten years	22,145	22,342
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	30,867	30,572
	$57,859	$57,491
At December 31, 2016 and 2015, available-for-sale securities with an amortized cost of approximately $19,653,625 and $16,253,074 (fair value of $19,803,388 and $16,670,290) were pledged as collateral for FHLB borrowings and public funds balances, respectively.

The Company had no held-to-maturity or trading securities at December 31, 2016 and 2015.

Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.

The following summarizes temporarily impaired investment securities at December 31, 2016 and 2015:

	Less than 12 Months		12 Months or More		Total
(In thousands)	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses	Fair Value (Carrying Amount)	Unrealized Losses
December 31, 2016
Securities available for sale:
U.S. Government agencies	$12,281	$(69)	$—	$—	$12,281	$(69)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	25,904	(402)	—	—	25,904	(402)
Mutual Funds	—	—	3,716	(284)	3,716	(284)
Total impaired securities	$38,185	$(471)	$3,716	$(284)	$41,901	$(755)
December 31, 2015
Securities available for sale:
U.S. Government agencies	$79	$(108)	$—	$—	$79	$(108)
U.S. Government sponsored entities & agencies collateralized by mortgage obligations	9,913	(52)	—	—	9,913	(52)
Mutual Funds	—	—	3,812	(188)	3,812	(188)
Total impaired securities	$9,992	$(160)	$3,812	$(188)	$13,804	$(348)

Temporarily impaired securities at December 31, 2016, were comprised of four U.S. Government agency security, eleven U.S. Government sponsored entities & agencies collateralized by mortgage obligations and one mutual fund with and undefined maturity date. Temporarily impaired securities at December 31, 2015, were comprised of one U.S. Government agency security, five U.S. Government sponsored entities & agencies collateralized by mortgage obligations and one mutual fund, with an undefined maturity date.

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

At December 31, 2016, the decline in fair value of the impaired mutual fund and U.S. government agency security is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these impaired securities, and it is not more likely than not that it will be required to sell these securities before its anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2016.

3. Loans

Loans are comprised of the following:

In thousands)	December 31, 2016	December 31, 2015

Commercial and Business loans	$47,464	$54,503
Government Program Loans	1,541	1,323
Total Commercial and Industrial	49,005	55,826
Real estate – Mortgage:
Commercial Real Estate	200,213	182,554
Residential Mortgages	87,388	68,811
Home Improvement and Home Equity loans	599	867
Total Real Estate Mortgage	288,200	252,232
Real Estate Construction and Development	130,687	130,596
Agricultural	56,918	52,137
Installment	44,949	24,527
Total Loans	$569,759	$515,318

The Company's loans are predominantly in the San Joaquin Valley, and the greater Oakhurst/East Madera County area, as well as the Campbell area of Santa Clara County, although the Company does participate in loans with other financial institutions, primarily in the state of California.

Commercial and industrial loans represent 8.6% of total loans at December 31, 2016, and are generally made to support the ongoing operations of small-to-medium sized commercial businesses. Commercial and industrial loans have a high degree of industry diversification and provide, working capital, financing for the purchase of manufacturing plants and equipment, or funding for growth and general expansion of businesses. A substantial portion of commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral including real estate. The remainder are unsecured; however, extensions of credit are predicated upon the financial capacity of the borrower. Repayment of real estate mortgage loans generally comes from the cash flow of the borrower.

Real estate mortgage loans, representing 50.6% of total loans at December 31, 2016, are secured by trust deeds on primarily commercial property, but are also secured by trust deeds on single family residences. Repayment of real estate mortgage loans is generally from the cash flow of the borrower.

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

Real estate construction and development loans, representing 22.9% of total loans at December 31, 2016, consist of loans for residential and commercial construction projects, as well as land acquisition and development, or land held for future development. Loans in this category are secured by real estate including improved and unimproved land, as well as single-family residential, multi-family residential, and commercial properties in various stages of completion. All real estate loans have established equity requirements. Repayment on construction loans is generally from long-term mortgages with other lending institutions obtained at completion of the project.

Agricultural loans represent 10.0% of total loans at December 31, 2016, and are generally secured by land, equipment, inventory and receivables. Repayment is from the cash flow of the borrower.

Installment loans represent 7.9% of total loans at December 31, 2016 and generally consist of loans to individuals for household, family, student loans, and other personal expenditures such as credit cards, automobiles or other consumer items. Included in installment loans are $38,514,000 in student loans made to medical and pharmacy school students. Repayment on student loans is deferred until 6 months after graduation. Accrued interest on loans that have not entered repayment status totaled $1,850,000 at December 31, 2016.

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At December 31, 2016 and 2015, these financial instruments include commitments to extend credit of $120,485,000 and $107,084,000, respectively, and standby letters of credit of $1,201,000 and $3,295,000, respectively. These instruments involve elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement the Company has in off-balance sheet financial instruments.

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

Loans to directors, officers, principal shareholders and their affiliates are summarized below:

	December 31,
(In thousands)	2016	2015	2014
Aggregate amount outstanding, beginning of year	$3,754	$2,120	$2,916
New loans or advances during year	3,788	3,946	796
Repayments during year	(1,704)	(2,312)	(1,592)
Aggregate amount outstanding, end of year	$5,838	$3,754	$2,120
Loan commitments, end of year	$4,891	$7,431	$3,761

Past Due Loans

The Company monitors delinquency and potential problem loans on an ongoing basis through weekly reports to the Loan Committee and monthly reports to the Board of Directors. The following is a summary of delinquent loans at December 31, 2016 (in thousands):

December 31, 2016	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$432	$—	$432	$48,009	$48,441	$—
Government Program Loans	—	—	290	290	1,251	1,541	—
Total Commercial and Industrial	—	432	290	722	49,260	49,982	—
Commercial Real Estate Loans	—	—	—	—	199,810	199,810	—
Residential Mortgages	—	—	—	—	87,388	87,388	—
Home Improvement and Home Equity Loans	—	—	—	—	599	599	—
Total Real Estate Mortgage	—	—	—	—	287,797	287,797	—
Real Estate Construction and Development Loans	166	—	1,250	1,416	128,697	130,113	1,250
Agricultural Loans	—	—	—	—	56,918	56,918	—
Consumer Loans	—	—	965	965	43,785	44,750	—
Overdraft protection Lines	—	—	—	—	48	48	—
Overdrafts	—	—	—	—	151	151	—
Total Installment	—	—	965	965	43,984	44,949	—
Total Loans	$166	$432	$2,505	$3,103	$566,656	$569,759	$1,250

The following is a summary of delinquent loans at December 31, 2015 (in thousands):

December 31, 2015	Loans 30-60 Days Past Due	Loans 61-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or More Days Past Due
Commercial and Business Loans	$—	$—	$—	$—	$54,503	$54,503	$—
Government Program Loans	13	—	—	13	1,310	1,323	—
Total Commercial and Industrial	13	—	—	13	55,813	55,826	—
Commercial Real Estate Loans	721	—	—	721	181,833	182,554	—
Residential Mortgages	62	392	—	454	68,357	68,811	—
Home Improvement and Home Equity Loans	—	39	—	39	828	867	—
Total Real Estate Mortgage	783	431	—	1,214	251,018	252,232	—
Real Estate Construction and Development Loans	—	706	—	706	129,890	130,596	—
Agricultural Loans	—	—	—	—	52,137	52,137	—
Consumer Loans	—	650	—	650	23,657	24,307	—
Overdraft protection Lines	—	—	—	—	61	61	—
Overdrafts	—	—	—	—	159	159	—
Total Installment	—	650	—	650	23,877	24,527	—
Total Loans	$796	$1,787	$—	$2,583	$512,735	$515,318	$—

Nonaccrual Loans

Commercial, construction and commercial real estate loans are placed on non-accrual status under the following circumstances:

-	When there is doubt regarding the full repayment of interest and principal.

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

Nonaccrual loans totaled $7,264,000 and $8,193,000 at December 31, 2016 and 2015, respectively. There were no remaining undisbursed commitments to extend credit on nonaccrual loans at December 31, 2016 and 2015.

The following is a summary of nonaccrual loan balances at December 31, 2016 and 2015 (in thousands).

	December 31, 2016	December 31, 2015
Commercial and Business Loans	$275	$—
Government Program Loans	290	328
Total Commercial and Industrial	565	328
Commercial Real Estate Loans	1,126	1,243
Residential Mortgages	—	392
Home Improvement and Home Equity Loans	—	—
Total Real Estate Mortgage	1,126	1,635

Real Estate Construction and Development Loans	4,608	5,580
Agricultural Loans	—	—

Consumer Loans	965	650
Total Installment	965	650
Total Loans	$7,264	$8,193

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

The following is a summary of impaired loans at December 31, 2016 (in thousands).

December 31, 2016	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$4,635	$495	$4,158	$4,653	$757	$5,050	$302
Government Program Loans	356	356	—	356	—	372	20
Total Commercial and Industrial	4,991	851	4,158	5,009	757	5,422	322

Commercial Real Estate Loans	1,454	—	1,456	1,456	450	1,503	89
Residential Mortgages	2,467	526	1,949	2,475	153	2,874	138
Home Improvement and Home Equity Loans	—	—	—	—	—	—	—
Total Real Estate Mortgage	3,921	526	3,405	3,931	603	4,377	227

Real Estate Construction and Development Loans	6,267	6,274	—	6,274	—	8,794	361
Agricultural Loans	—	—	—	—	—	5	8

Consumer Loans	965	965	—	965	—	968	35
Total Installment	965	965	—	965	—	968	35
Total Impaired Loans	$16,144	$8,616	$7,563	$16,179	$1,360	$19,566	$953
(1) The recorded investment in loans includes accrued interest receivable of $35,000.
(2) Information is based on the twelve month period ended December 31, 2016.

The following is a summary of impaired loans at December 31, 2015 (in thousands).

December 31, 2015	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$4,855	$541	$4,333	$4,874	$530	$2,537	$302
Government Program Loans	327	327	—	327	—	358	29
Total Commercial and Industrial	5,182	868	4,333	5,201	530	2,895	331

Commercial Real Estate Loans	1,243	—	1,243	1,243	477	1,618	74
Residential Mortgages	4,032	1,051	2,999	4,050	158	4,092	185
Home Improvement and Home Equity Loans	—	—	—	—	—	11	—
Total Real Estate Mortgage	5,275	1,051	4,242	5,293	635	5,721	259

Real Estate Construction and Development Loans	12,489	5,340	7,179	12,519	1,282	7,781	820
Agricultural Loans	16	16	—	16	—	22	9

Consumer Loans	650	—	650	650	650	1,043	21
Total Installment	650	—	650	650	650	1,043	21
Total Impaired Loans	$23,612	$7,275	$16,404	$23,679	$3,097	$17,462	$1,440

(1) The recorded investment in loans includes accrued interest receivable of $67,000.
(2) Information is based on the twelve month period ended December 31, 2015.

The following is a summary of impaired loans at December 31, 2014 (in thousands).

December 31, 2014	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance (1)	Recorded Investment With Allowance (1)	Total Recorded Investment	Related Allowance	Average Recorded Investment (2)	Interest Recognized (2)
Commercial and Business Loans	$996	$770	$230	$1,000	$64	$847	$76
Government Program Loans	421	421	—	421	—	250	28
Total Commercial and Industrial	1,417	1,191	230	1,421	64	1,097	104

Commercial Real Estate Loans	3,145	1,794	1,351	3,145	478	5,765	244
Residential Mortgages	4,315	1,474	2,852	4,326	170	4,564	188
Home Improvement and Home Equity Loans	42	42	—	42	—	11	3
Total Real Estate Mortgage	7,502	3,310	4,203	7,513	648	10,340	435

Real Estate Construction and Development Loans	6,367	6,371	—	6,371	—	3,362	209
Agricultural Loans	32	32	—	32	—	37	9

Consumer Loans	695	655	45	700	3	209	37
Overdraft protection Lines	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—
Total Installment	695	655	45	700	3	209	37
Total Impaired Loans	$16,013	$11,559	$4,478	$16,037	$715	$15,045	$794

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

The following tables illustrate TDR activity for the periods indicated (dollars in thousands):

	Year ended December 31, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	5	$1,295	$1,024	1	$290
Government Program Loans	1	100	100	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	—	—	—	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	1	1,246	1,246	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Total Loans	7	$2,641	$2,370	1	$290

	Year ended December 31, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	1	$81	$76	—	$—
Government Program Loans	—	—	—	—	—
Commercial Real Estate Term Loans	—	—	—	—	—
Single Family Residential Loans	1	258	248	—	—
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	1	6,446	6,446	—	—
Agricultural Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Overdraft protection Lines	—	—	—	—	—
Total Loans	3	$6,785	$6,770	—	$—

	December 31, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts in Default	Recorded Investment on Defaulted TDRs
Troubled Debt Restructurings
Commercial and Business Loans	5	$456	$437	1	$—
Government Program Loans	1	544	539	2	421
Commercial Real Estate Term Loans	2	1,948	1,362	—	—
Single Family Residential Loans	—	—	—	3	656
Home Improvement and Home Equity Loans	—	—	—	—	—
Real Estate Construction and Development Loans	2	5,665	5,548	2	394
Agricultural Loans	—	—	—	—	—
Consumer Loans	1	630	650	—	—
Overdraft protection Lines	—	—	—	—	—
Total Loans	11	$9,243	$8,536	8	$1,471

The following tables summarize TDR activity by loan category for the years ended December 31, 2016, 2015, and 2014 (in thousands).

Twelve Months Ended December 31, 2016	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	Real Estate Construction and Development	Agricultural	Installment & Other	Total
Beginning balance	$898	$1,243	$3,533	$—	$12,168	$16	$650	$18,508

Defaults	(290)	—	—	—	—	—	—	(290)
Additions	1,124	1,246	—	—	—	—	—	2,370

Principal advances (reductions)	(376)	(1,035)	(1,165)	—	(5,901)	(16)	315	(8,178)

Ending balance	$1,356	$1,454	$2,368	$—	$6,267	$—	$965	$12,410

Allowance for loan loss	$104	$453	$157	$—	$—	$—	$—	$714

Twelve Months Ended December 31, 2015	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	Real Estate Construction and Development	Agricultural	Installment & Other	Total
Beginning balance	$1,306	$2,713	$4,225	$—	$6,029	$32	$695	$15,000

Defaults	—	—	—	—	—	—	—	—
Additions	76	—	248	—	6,446	—	—	6,770

Principal reductions	(484)	(1,470)	(940)	—	(307)	(16)	(45)	(3,262)

Ending balance	$898	$1,243	$3,533	$—	$12,168	$16	$650	$18,508

Allowance for loan loss	$32	$477	$149	$—	$384	$—	$650	$1,692

December 31, 2014	Commercial and Industrial	Commercial Real Estate	Residential Mortgages	Home Equity	Real Estate Construction and Development	Agricultural	Installment & Other	Total
Beginning balance	$675	$1,468	$5,273	$—	1,551	$44	$48	$9,059

Defaults	(421)	—	(656)	—	(394)	—	—	(1,471)
Additions	1,000	1,948	—	—	5,665	—	630	9,243

Principal reductions	52	(703)	(392)	—	(793)	(12)	17	(1,831)

Ending balance	$1,306	$2,713	$4,225	$—	$6,029	$32	$695	$15,000

Allowance for loan loss	$64	$478	$170	$—	$—	$—	$3	$715

The Company makes various types of concessions when structuring TDRs including rate reductions, payment extensions, and forbearance. At December 31, 2016, the Company had 28 restructured loans totaling $12,410,000, as compared to 29 restructured loans totaling $18,508,000 at December 31, 2015, and 33 restructured loans totaling $15,000,000 at December 31,

2014. The Company had no unfunded commitments standing for TDRs at December 31, 2016, $454,000 at December 31, 2015, and none at December 31, 2014.

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

The following tables summarize the credit risk ratings for commercial, construction, and other non-consumer related loans for December 31, 2016 and 2015. The Company did not carry any loans graded as loss at December 31, 2016 or December 31, 2015.

	Commercial and Industrial	Commercial RE	Real Estate Construction and Development	Agricultural	Total
December 31, 2016
(In thousands)
Grades 1 and 2	$340	$—	$—	$75	$415
Grade 3	4,823	5,767	—	—	10,590
Grades 4 and 5 – pass	34,921	192,699	110,992	56,843	395,455
Grade 6 – special mention	4,416	621	928	—	5,965
Grade 7 – substandard	4,505	1,126	18,767	—	24,398
Grade 8 – doubtful	—	—	—	—	—
Total	$49,005	$200,213	$130,687	$56,918	$436,823

	Commercial and Industrial	Commercial RE	Real Estate Construction and Development	Agricultural	Total
December 31, 2015
(In thousands)
Grades 1and 2	$519	$—	$—	$50	$569
Grade 3	5,008	5,964	—	—	10,972
Grades 4 and 5 – pass	44,341	173,731	103,607	52,087	373,766
Grade 6 – special mention	946	1,616	—	—	2,562
Grade 7 – substandard	5,012	1,243	26,989	—	33,244
Grade 8 – doubtful	—	—	—	—	—
Total	$55,826	$182,554	$130,596	$52,137	$421,113

The Company follows consistent underwriting standards outlined in its loan policy for consumer and other homogeneous loans but, does not specifically assign a risk rating when these loans are originated. Consumer loans are monitored for credit risk and are considered “pass” loans until some issue or event requires that the credit be downgraded to special mention or worse.
The following tables summarize the credit risk ratings for consumer related loans and other homogeneous loans for December 31, 2016 and 2015 (in thousands).

	December 31, 2016				December 31, 2015
	Residential Mortgages	Home Improvement and Home Equity	Installment	Total	Residential Mortgages	Home Improvement and Home Equity	Installment	Total

Not graded	$69,955	$573	$41,855	$112,383	$47,135	$839	$23,213	$71,187
Pass	15,669	26	2,120	17,815	19,466	28	664	20,158
Special Mention	—	—	—	—	—	—	—	—
Substandard	1,764	—	9	1,773	2,210	—	650	2,860
Doubtful	—	—	965	965	—	—	—	—
Total	$87,388	$599	$44,949	$132,936	$68,811	$867	$24,527	$94,205

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

The following summarizes the activity in the allowance for credit losses by loan category for the years ended December 31, 2016, 2015, and 2014 (in thousands).

December 31, 2016	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction and Development Loans	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total

Beginning balance	$1,652	$1,449	$4,629	$655	$1,258	$—	$70	$9,713
Provision (recovery of provision) for credit losses	980	(15)	(1,281)	32	(388)	—	651	(21)

Charge-offs	(849)	(29)	—	(21)	—	—	(24)	(923)
Recoveries	60	25	30	—	18	—	—	133
Net recoveries(charge-offs)	(789)	(4)	30	(21)	18	—	(24)	(790)

Ending balance	$1,843	$1,430	$3,378	$666	$888	$—	$697	$8,902
Period-end amount allocated to:
Loans individually evaluated for impairment	757	603	—	—	—	—	—	1,360
Loans collectively evaluated for impairment	1,086	827	3,378	666	888	—	697	7,542
Ending balance	$1,843	$1,430	$3,378	$666	$888	$—	$697	$8,902

December 31, 2015	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction and Development Loans	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total

Beginning balance	$1,218	$1,653	$6,278	$482	$293	$—	$847	$10,771
Provision for credit losses	1,201	(369)	(1,709)	173	1,422	—	(759)	(41)

Charge-offs	(1,397)	—	—	—	(467)	—	(22)	(1,886)
Recoveries	630	165	60	0	10	—	4	869
Net recoveries (charge-offs)	(767)	165	60	0	(457)	—	(18)	(1,017)

Ending balance	$1,652	$1,449	$4,629	$655	$1,258	$—	$70	$9,713
Period-end amount allocated to:
Loans individually evaluated for impairment	530	635	1,282	—	650	—	—	3,097
Loans collectively evaluated for impairment	1,122	814	3,347	655	608	—	70	6,616
Ending balance	$1,652	$1,449	$4,629	$655	$1,258	$—	$70	$9,713

December 31, 2014	Commercial and Industrial	Real Estate Mortgage	Real Estate Construction and Development Loans	Agricultural	Installment & Other	Commercial Lease Financing	Unallocated	Total

Beginning balance	$2,340	$1,862	$5,533	$583	$275	$—	$395	$10,988
Provision for credit losses	(1,129)	(89)	97	(106)	(40)	(46)	468	(845)

Charge-offs	(318)	(140)	(60)	—	—	—	(16)	(534)
Recoveries	325	20	708	5	58	46	—	1,162
Net recoveries (charge-offs)	7	(120)	648	5	58	46	(16)	628

Ending balance	$1,218	$1,653	$6,278	$482	$293	$—	$847	$10,771
Period-end amount allocated to:
Loans individually evaluated for impairment	64	648	—	—	3	—	—	715
Loans collectively evaluated for impairment	1,154	1,005	6,278	482	290	—	847	10,056
Ending balance	$1,218	$1,653	$6,278	$482	$293	$—	$847	$10,771

The following summarizes information with respect to the loan balances at December 31, 2016, 2015, and 2014.

	December 31, 2016
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(In thousands)
Commercial and Business Loans	$4,653	$42,811	$47,464
Government Program Loans	356	1,185	1,541
Total Commercial and Industrial	5,009	43,996	49,005

Commercial Real Estate Loans	1,456	198,757	200,213
Residential Mortgage Loans	2,475	84,913	87,388
Home Improvement and Home Equity Loans	—	599	599
Total Real Estate Mortgage	3,931	284,269	288,200

Real Estate Construction and Development Loans	6,274	124,413	130,687

Agricultural Loans	—	56,918	56,918

Installment Loans	965	43,984	44,949
Total Loans	$16,179	$553,580	$569,759

	December 31, 2015
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(In thousands)
Commercial and Business Loans	$4,874	$49,629	$54,503
Government Program Loans	327	996	1,323
Total Commercial and Industrial	5,201	50,625	55,826

Commercial Real Estate Loans	1,243	181,311	182,554
Residential Mortgage Loans	4,050	64,761	68,811
Home Improvement and Home Equity Loans	—	867	867
Total Real Estate Mortgage	5,293	246,939	252,232

Real Estate Construction and Development Loans	12,519	118,077	130,596

Agricultural Loans	16	52,121	52,137

Installment Loans	650	23,877	24,527
Total Loans	$23,679	$491,639	$515,318

	December 31, 2014
	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans
(In thousands)
Commercial and Business Loans	$1,000	$59,422	$60,422
Government Program Loans	421	1,526	1,947
Total Commercial and Industrial	1,421	60,948	62,369

Commercial Real Estate Loans	3,145	151,527	154,672
Residential Mortgage Loans	4,326	54,769	59,095
Home Improvement and Home Equity Loans	42	1,068	1,110
Total Real Estate Mortgage	7,513	207,364	214,877

Real Estate Construction and Development Loans	6,371	130,787	137,158

Agricultural Loans	32	31,681	31,713

Installment Loans	700	11,102	11,802
Total Loans	$16,037	$441,882	$457,919

4.	Premises and Equipment

The components of premises and equipment are as follows:

(In thousands)	December 31, 2016	December 31, 2015
Land	$968	$968
Buildings and improvements	14,841	14,791
Furniture and equipment	9,501	8,496
	25,310	24,255
Less accumulated depreciation and amortization	(14,865)	(13,455)
Total premises and equipment	$10,445	$10,800

Total depreciation expense on Company premises and equipment totaled $1,428,000, $1,462,000, and $1,390,000 for the years ended December 31, 2016, 2015, and 2014, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations.

5.	Investment in Limited Partnership

The Bank owns limited interests in private limited partnerships that acquire affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended. The Bank's limited partnership investment is accounted for under the equity method. The Bank's noninterest expense associated with the utilization and expiration of these tax credits for the years ended December 31, 2016, 2015, and 2014 was $158,000, $73,000, and $39,000 respectively. These limited partnership investments are expected to generate tax credits of approximately $1.8 million over the life of the investment. The tax credits expired during 2015. No tax credits were available for income tax purposes for the years ended December 31, 2016, 2015, and 2014.

The Bank owns a 9.14% interest in a limited partnership which provides private capital for small to mid-sized businesses used to finance later stage growth, strategic acquisitions, ownership transitions, and recapitalizations, or mezzanine capital.   At December 31, 2016, the total investment in limited partnerships was $757,000.

6.	Deposits

Deposits include the following:

(In thousands)	December 31, 2016	December 31, 2015
Noninterest-bearing deposits	$262,697	$262,168
Interest-bearing deposits:
NOW and money market accounts	235,873	226,886
Savings accounts	75,068	63,592
Time deposits:
Under $250,000	87,419	58,122
$250,000 and over	15,572	11,037
Total interest-bearing deposits	413,932	359,637
Total deposits	$676,629	$621,805

At December 31, 2016, the scheduled maturities of all certificates of deposit and other time deposits are as follows:

(In thousands)	December 31, 2016
One year or less	$91,320
More than one year, but less than or equal to two years	9,214
More than two years, but less than or equal to three years	1,681
More than three years, but less than or equal to four years	348
More than four years, but less than or equal to five years	428
More than five years	—
$102,991

The Company may utilize brokered deposits as an additional source of funding. At December 31, 2016 and 2015, the Company held brokered time deposits totaling $28,132,000 and $8,546,000, respectively. All brokered time deposits are include in time deposits of less than $250,000. Included in brokered time deposits at December 31, 2016 are balances totaling $7,627,000 maturing in three months or less and $20,505,000 maturing in 3 months to a year.

Deposit balances representing overdrafts reclassified as loan balances totaled $283,000 and $158,000 as of December 31, 2016 and 2015, respectively.

Deposits of directors, officers and other related parties to the Bank totaled $9,299,000 and $13,746,000 at December 31, 2016 and 2015, respectively. The rates paid on these deposits were similar to those customarily paid to the Bank’s customers in the normal course of business.

7.	Short-term Borrowings/Other Borrowings

At December 31, 2016, the Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $323,162,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $2,037,000. At December 31, 2016, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000 and a Fed Funds line of $20,000,000 with Zions First National Bank. At December 31, 2016, and for the year then ended, the Company had no outstanding borrowing balances. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. These lines of credit have interest rates that are generally tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2016, $2,152,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $471,737,000 in real estate-secured loans were pledged at December 31, 2016, as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $323,162,000.

The Company had collateralized lines of credit with the Federal Reserve Bank of San Francisco totaling $302,456,000, as well as Federal Home Loan Bank (“FHLB”) lines of credit totaling $2,854,000 at December 31, 2015. At December 31, 2015, the Company had an uncollateralized line of credit with Pacific Coast Bankers Bank ("PCBB") totaling $10,000,000. These lines of credit generally have interest rates tied to the Federal Funds rate or are indexed to short-term U.S. Treasury rates or LIBOR. FHLB advances are collateralized by the Company’s stock in the FHLB, investment securities, and certain qualifying mortgage loans. As of December 31, 2015, $3,023,000 in investment securities at FHLB were pledged as collateral for FHLB advances. Additionally, $444,596,000 in secured and unsecured loans were pledged at December 31, 2015, as collateral for used and unused borrowing lines with the Federal Reserve Bank totaling $302,456,000. All lines of credit are on an “as available” basis and can be revoked by the grantor at any time. At December 31, 2015, and for the year then ended, the Company had no outstanding borrowing balances.

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

Effective September 30, 2009 and beginning with the quarterly interest payment due October 1, 2009, the Company elected to defer interest payments on the Company’s $15.0 million of junior subordinated debentures relating to its trust preferred securities. The terms of the debentures and trust indentures allow for the Company to defer interest payments for up to 20 consecutive quarters without default or penalty. During the period that the interest deferrals were elected, the Company continued to record interest expense associated with the debentures. As of June 30, 2014, the Company ended the extension period, paid all accrued and unpaid interest, and is currently making quarterly interest payments. At December 31, 2016 and 2015, the Company had $64,000 and $50,000, respectively, in accrued and unpaid interest on the junior subordinated debt.

During August 2015, the Bank purchased $3.0 million of the Company's junior subordinated debentures related to the Company's trust preferred securities at a fair value discount of 40%. Subsequently, in September 2015, the Company purchased those shares from the Bank and canceled $3.0 million in par value of the junior subordinated debentures, realizing a $78,000 gain on redemption. The contractual principal balance of the Company's debentures relating to its trust preferred securities is $12.0 million as of December 31, 2016.

 At December 31, 2016, as with previous periods, the Company performed a fair value measurement analysis on its junior subordinated debt using a discounted cash flow valuation model approach to determine the present value of those cash flows. The cash flow model utilizes the forward 3-month LIBOR curve to estimate future quarterly interest payments due over the life of the debt instrument. These cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for additional credit and liquidity risks associated with the junior subordinated debt. We believe the 6.46% discount rate used represents what a market participant would consider under the circumstances based on current market assumptions. At December 31, 2016, the total cumulative gain recorded on the debt is $3,696,000.

The fair value calculation performed resulted in realized losses of $518,000, $73,000, and $102,000 for the years ended December 31, 2016, 2015, and 2014, respectively. Fair value gains and losses are reflected as a component of noninterest income.

9.	Taxes on Income

The tax effects of significant items comprising the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(In thousands)	2016	2015
Deferred tax assets:
Credit losses not currently deductible	$4,151	$4,489
Deferred compensation	1,782	1,891
Net operating losses	—	459
Depreciation	51	338
Accrued reserves	200	73
Write-down on other real estate owned	534	534
Unrealized gain on AFS & retirement obligation	415	147
Interest on nonaccrual loans	36	36
Capitalized OREO expenses	—	826
Other	1,897	2,196
Total deferred tax assets	9,066	10,989
Deferred tax liabilities:
State Tax	(1,087)	(1,281)
FHLB dividend	(65)	(65)
Loss on limited partnership investment	(1,222)	(1,286)
Deferred gain ASC 825 – fair value option	(1,657)	(1,890)
Fair value adjustments for purchase accounting	(139)	(139)
Deferred loan costs	(1,318)	(868)
Prepaid expenses	(280)	(232)
Total deferred tax liabilities	(5,768)	(5,761)
Net deferred tax assets	$3,298	$5,228

The Company periodically evaluates its deferred tax assets to determine whether a valuation allowance is required based upon a determination that some or all of the deferred assets may not be ultimately realized. The Company did not record a valuation allowance at December 31, 2016 or December 31, 2015.

Income tax expense for the years ended December 31, consist of the following:

(In thousands)
2016	Federal	State	Total
Current	$2,642	$28	$2,670
Deferred	941	1,258	2,199
	$3,583	$1,286	$4,869
2015
Current	$2,847	$10	$2,857
Deferred	465	1,175	1,640
	$3,312	$1,185	$4,497
2014
Current	$1,129	$(1,753)	$(624)
Deferred	1,994	2,822	4,816
	$3,123	$1,069	$4,192

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory federal income tax rate	34.0%	34.0%	34.0%
State franchise tax, net of federal income tax benefit	6.9	6.9	6.8
Other	(1.2)	(1.1)	(0.5)
	39.7%	39.8%	40.3%

At December 31, 2016, the Company has no remaining federal and state net operating loss carry-forwards.

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

The Company and its subsidiary file income tax returns in the U.S federal jurisdiction, and several states within the U.S. There are no filings in foreign jurisdictions. During 2014, the Company began the process to amend its state tax returns for the years 2009 through 2012 to file a combined report on a unitary basis with the Company and USB Investment Trust . The amended return for 2009 was filed during 2014, the 2010 return was filed during 2015, and the amended returns for 2011 and 2012 were filed in 2016. The Company is no longer subject to examination for years before 2009.

During the third quarter of 2016, the IRS notified the Company it would be conducting an examination of the Company's 2014 federal return. As of December 31, 2016, the Company is unaware of any change in tax positions as a result of the IRS examination. The Company's policy is to recognize interest and penalties related to taxes in income tax expense. Interest and penalties recognized during the years ended December 31, 2016 and 2015 were insignificant.

10.	Stock Based Compensation

Options and restricted stock units and awards have been granted to officers and key employees at an exercise price equal to estimated fair value at the date of grant as determined by the Board of Directors. All options, units, and awards granted are service awards, and as such are based solely upon fulfilling a requisite service period (the vesting period). On December 31, 2016, the Company had two stock based compensation plans.

In May 2005, the Company adopted the United Security Bancshares 2005 Stock Option Plan (2005 Plan) for which 36,772 shares remain reserved for issuance for options already granted to employees and directors under incentive and nonstatutory agreements. The 2005 plan expired in May 2015. While outstanding arrangements to issue shares under this plan, including options, continue in force until their expiration, no new options will be granted under this plan.

In May 2015, the Company adopted the United Security Bancshares 2015 Equity Incentive Award Plan (2015 Plan). The 2015 Plan provides for the granting of up to 750,495 shares of authorized and unissued shares of common stock in the form of stock options, restricted stock units, and restricted stock awards. The 2015 Plan requires that the exercise price may not be less than the fair value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised.

The options granted (incentive stock options for employees and non-qualified stock options for Directors) have an exercise price at the prevailing market price on the date of grant. All options granted are exercisable 20% each year commencing one year after the date of grant and expire ten years after the date of grant. Restricted stock awards are granted at the prevailing market price of the Company's stock and typically vest over a five-year period. Restricted stock awards are subject to forfeiture if employment terminates prior to vesting. The cost of these awards is recognized over the vesting period of the awards based on the fair value of our common stock on the date of the grant.

Under the 2005 Plan, 36,772 granted options are outstanding (36,772 incentive stock options and 0 nonqualified stock options) as of December 31, 2016, of which 21,964 are vested. No options were granted during the year ended December 31, 2016.

Under the 2015 Plan, 11,896 granted shares are outstanding as of December 31, 2016, of which 2,974 are vested. All outstanding granted shares under the 2015 Plan are restricted stock awards.

A summary of the status of the Company's stock option plan and changes during the year are presented below:

	Shares (a)	Weighted Average Exercise Price
Options outstanding December 31, 2015	120,635	$9.02
Granted during the year	—	—
Exercised during the year	2,513	2.57
Forfeited during the year	81,350	12.25
Options outstanding December 31, 2016	36,772	$3.87
(a) Options have been adjusted for stock dividends

A summary of the status of the Company's restricted stock and changes during the year are presented below:

	Shares (a)	Weighted Average Grant-Date Fair Value
Non-vested awards at December 31, 2015	14,870	$5.18
Granted during the year	—
Vested during the year	2,974	5.18
Canceled during the year	—	—
Non-vested awards at December 31, 2016	11,896	$5.18
(a) Shares have been adjusted for stock dividends

Included in total outstanding options at December 31, 2016, are 21,964 exercisable shares at a weighted average price of $3.74, a weighted average remaining contract term of 6.33 years and intrinsic value of $74,000.

Included in salaries and employee benefits for the years ended December 31, 2016, 2015, and 2014, is $30,000, $26,000, and $28,000 of share-based compensation, respectively. The related tax benefit on share-based compensation recorded in the provision for income taxes was not material to either year.

As of December 31, 2016, 2015, and 2014, there was $30,000, $48,000, and $85,000, respectively, of total unrecognized compensation expense related to nonvested stock options. This cost is expected to be recognized over a weighted average period of approximately 3.0 years. No options were exercised during 2015, while 2,513 options were exercised during 2016.

	December 31, 2016	December 31, 2015	December 31, 2014
Weighted average grant-date fair value of stock options granted	$—	$—	$3.33
Total fair value of stock options vested	$19,650	$19,640	$31,440
Total intrinsic value of stock options exercised	$4,500	$—	$39,711

For the year ended December 31, 2016, the Company granted zero shares of restricted stock. As of December 31, 2016, 2015, and 2014, there was $35,000, $44,000, and $0, respectively, of total unrecognized compensation expense related to restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 3.4 years.

The Bank determines fair value of stock options at grant date using the Black-Scholes-Merton pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividend yield and the risk-free interest rate over the expected life of the option. The Bank determines fair value of restricted stock based on the quoted stock price as of the grant date.

The weighted average assumptions used in the pricing model are noted in the table below. The expected term of options granted is derived from management's experience, which is based upon historical data on employee exercise and post-vesting behavior. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the Bank's stock over a period commensurate with the expected term of the options. The Company believes that historical volatility is indicative of expectations about its future volatility over the expected term of the options.

The Bank expenses the fair value of the option on a straight-line basis over the vesting period for each separately vesting portion of the award. The Bank estimates forfeitures and only recognizes expense for those shares expected to vest. Based upon historical evidence, the Company has determined that because options are granted to a limited number of key employees rather than a broad segment of the employee base, expected forfeitures, if any, are not material. The Company did not grant any restricted stock units or options in 2016, while the Company granted 14,290 shares in restricted stock units during 2015. The Company granted 5,524 options in 2014. The assumptions used for the 2016, 2015, and 2014 awards are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Risk Free Interest Rate	—%	—%	1.70%
Expected Dividend Yield	—%	—%	—%
Expected Life in Years	0 years	0 years	5.5 years
Expected Price Volatility	—%	—%	67.02%

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

401K Plan

The Company has a Cash or Deferred 401(k) Stock Ownership Plan (the “401(k) Plan”) organized under Section 401(k) of the Code.  All employees of the Company are initially eligible to participate in the 401(k) Plan upon the first day of the month after date of hire.  Under the terms of the plan, the participants may elect to make contributions to the 401(k) Plan as determined by the Board of Directors.  Participants are automatically vested 100% in all employee contributions. Participants may direct the investment of their contributions to the 401(k) Plan in any of several authorized investment vehicles. The Company contributes funds to the Plan up to 4% of the employees’ eligible annual compensation. Company contributions are immediately 100% vested at the time of contribution.  The Company made matching contributions of $280,000, $240,000, and $239,000 to the 401(k) Plan for the years ended December 31, 2016, 2015, and 2014, respectively.

Salary Continuation Plan

The Company has an unfunded, non-qualified Salary Continuation Plan for senior executive officers and certain other key officers of the Company, which provides additional compensation benefits upon retirement for a period of at least 15 years. Future compensation under the Plan is earned by the employees for services rendered through retirement and vests over a period of 12 to 32 years. In 2015, the Company entered into Salary Continuation agreements with three officers of the Bank. The Company purchased company owned life insurance (COLI) policies on the life of the officers in connection with the Salary Continuation agreements. Life insurance premium expense totaled $65,000 for the insurance policies purchased. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the Plan. The Company’s current benefit liability is determined based upon vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for high-quality investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which averages approximately 20 years. At December 31, 2016 and 2015, $3,975,000 and $3,909,000, respectively, had been accrued to date, based on a discounted cash flow using an average discount rate of 3.21% and 3.28%, respectively, and is included in other liabilities. In connection with the implementation of the Salary Continuation Plans, the Company purchased single premium universal life insurance policies on the life of each of the key employees covered under the Plan. The Company is the owner and beneficiary of these insurance policies. The cash surrender value of the policies was $6,452,000 and $6,095,000 at December 31, 2016 and 2015, respectively, and is included on the consolidated balance sheet in cash surrender value of life insurance. Income on these policies, net of expense, totaled approximately $474,000, $268,000, and $1,405,000 for the years ended December 31, 2016, 2015, and 2014, respectively. Although the Plan is unfunded, the Company intends to utilize the proceeds of such policies to settle the Plan obligations. Under Internal Revenue Service regulations, the life insurance policies are the property of the Company and are available to satisfy the Company's general creditors.

Pursuant to the guidance contained in ASC Topic 715 “Compensation,” the Company is required to recognize in accumulated other comprehensive (loss) income, the amounts that have not yet been recognized as components of net periodic benefit costs. These unrecognized costs arise from changes in estimated interest rates used in the calculation of net liabilities under the plan.

As of December 31, 2016, 2015, and 2014, the Company had approximately $383,000, $371,000, and $502,000, respectively in unrecognized net periodic benefit costs arising from changes in interest rates used in calculating the current post-retirement liability required under the plan. This amount represents the difference between the plan liabilities calculated under net present value calculations, and the net plan liabilities actually recorded on the Company’s books at December 31, 2016 and 2015.

Salary continuation expense is included in salaries and benefits expense, and totaled $137,000, $193,000, and $143,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

Officer Supplemental Life Insurance Plan

The Company owns single premium Bank-owned life insurance policies (BOLI) and Company owned life insurance policies (COLI) on certain officers with a portion of the death benefits available to the officers’ beneficiaries.  The BOLI and COLI initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The cash surrender value of these insurance policies totaled $12,595,000 and $12,242,000 at December 31, 2016 and 2015, and is included on the consolidated balance sheet in cash surrender value of life insurance. These policies resulted in a income, net of expense, of approximately $474,000, $399,000, and $514,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

12.	Commitments and Contingent Liabilities

Lease Commitments: The Company leases land and premises for its branch banking offices and administration facilities. The initial terms of these leases expire at various dates through 2025. Under the provisions of most of these leases, the Company has the option to extend the leases beyond their original terms at rental rates adjusted for changes reported in certain economic indices or as reflected by market conditions. The total expense on land and premises leased under operating leases was $862,000, $782,000, and $718,000 for the years ended December 31, 2016, 2015, and 2014, respectively. Total rent expense for the years ended December 31, 2016, 2015, and 2014 included approximately $8,000, $16,000, and $23,000 in reductions, respectively, related to adjustments made pursuant to ASC Topic 840, “Leases." The adjustments represent the difference between contractual rent amounts paid and rent amounts actually expensed under the straight-line method pursuant to ASC 840.

Future minimum rental commitments under existing non-cancelable leases as of December 31, 2016 are as follows:

(In thousands):
2017	$695
2018	655
2019	479
2020	427
2021	230
Thereafter	829
$3,315
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

	Contractual amount – December 31,
(In thousands)	2016	2015
Commitments to extend credit	$120,485	$107,084
Standby letters of credit	1,201	3,295

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

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s letters of credit are short-term guarantees and generally have terms from less than one month to approximately 3 years. At December 31, 2016, the maximum potential amount of future undiscounted payments the Company could be required to make under outstanding standby letters of credit totaled $1,201,000.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized at the periods indicated:

December 31, 2016
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$113,032	$113,032	$113,032	$—	$—
Interest-bearing deposits	650	650	—	650	—
Investment securities	57,491	57,491	3,716	53,775	—
Loans	561,932	557,914	—	—	557,914
Accrued interest receivable	3,895	3,895	—	3,895	—
Financial Liabilities:
Deposits:
Noninterest-bearing	262,697	262,697	262,697	—	—
NOW and money market	235,873	235,873	235,873	—	—
Savings	75,068	75,068	75,068	—	—
Time deposits	102,991	702,743	—	—	702,743
Total deposits	676,629	1,276,381	573,638	—	702,743
Junior subordinated debt	8,832	8,832	—	—	8,832
Accrued interest payable	76	76	—	76	—

December 31, 2015
(In thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial Assets:
Cash and cash equivalents	$125,751	$125,751	$125,751	$—	$—
Interest-bearing deposits	1,528	1,528	—	1,528	—
Investment securities	30,893	30,893	3,812	27,081	—
Loans	505,663	503,047	—	—	503,047
Accrued interest receivable	2,220	2,220	—	2,220	—
Financial Liabilities:
Deposits:
Noninterest-bearing	262,168	262,168	262,168	—	—
NOW and money market	226,886	226,886	226,886	—	—
Savings	63,592	63,592	63,592	—	—
Time deposits	69,159	69,031	—	—	69,031
Total deposits	621,805	621,677	552,646	—	69,031
Junior subordinated debt	8,300	8,300	—	—	8,300
Accrued interest payable	29	29	—	29	—

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

The Company’s Level 1 financial assets consist of money market funds and highly liquid mutual funds for which fair values are based on quoted market prices. The Company’s Level 2 financial assets include highly liquid debt instruments of U.S. government agencies, collateralized mortgage obligations, and debt obligations of states and political subdivisions, whose fair values are obtained from readily-available pricing sources for the identical or similar underlying security that may, or may not, be actively traded. The Company’s Level 3 financial assets include certain impaired loans, other real estate owned, goodwill, and intangible assets where the assumptions may be made by us or third parties about assumptions that market participants would use in pricing the asset or liability. From time to time, the Company recognizes transfers between Level 1, 2, and 3 when a change in circumstances warrants a transfer. There were no transfers in or out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2016.

The following tables summarize the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis as of December 31, 2016 (in 000’s):

Description of Assets	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
AFS Securities (2):
U.S. Government agencies	$23,203	$—	$23,203	$—
U.S Govt collateralized mortgage obligations	30,572	—	30,572	—
Mutual Funds	3,716	3,716	—	—
Total AFS securities	57,491	3,716	53,775	—
Impaired Loans (1):
Commercial and industrial	301	—	—	301
Real estate mortgage	—	—	—	—
RE construction & development	—	—	—	—
Agricultural	—	—	—	—
Installment/Other	—	—	—	—
Total impaired loans	301	—	—	301
Other real estate owned (1)	—	—	—	—
Total	$57,792	$3,716	$53,775	$301

Description of Liabilities	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Junior subordinated debt (2)	$8,832	$—	$—	$8,832
Total	$8,832	$—	$—	$8,832

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

(1)Nonrecurring
(2)Recurring

The Company did not record a write-down on other real estate owned during the years ended December 31, 2016 and 2014, compared to $188,000 for the same period ended 2015.

The following table presents quantitative information about Level 3 fair value measurements for the Company's assets measured at fair value on a non-recurring basis at December 31, 2016 and December 31, 2015 (in 000's).

December 31, 2016
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

Deposits – In accordance with authoritative accounting guidance, fair values for transaction and savings accounts are equal to the respective amounts payable on demand at December 31, 2016 and 2015 (i.e. carrying amounts). The Company believes that the fair value of these deposits is clearly greater than that prescribed under authoritative accounting guidance. Fair values of fixed-maturity certificates of deposit were estimated using the rates currently offered for deposits with similar remaining maturities.

Junior Subordinated Debt – The fair value of the junior subordinated debt was determined based upon a discounted cash flows model utilizing observable market rates and credit characteristics for similar debt instruments. In its analysis, the Company used characteristics that market participants generally use, and considered factors specific to (a) the liability, (b) the principal (or most advantageous) market for the liability, and (c) market participants with whom the reporting entity would transact in that market. For the year ended December 31, 2016, cash flows were discounted at a rate which incorporates a current market rate for similar-term debt instruments, adjusted for credit and liquidity risks associated with similar junior subordinated debt and circumstances unique to the Company. The Company believes that the subjective nature of theses inputs, due primarily to the current economic environment, require the junior subordinated debt to be classified as a Level 3 fair value.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-balance sheet Instruments - Off-balance sheet instruments consist of commitments to extend credit, standby letters of credit and derivative contracts. The contract amounts of commitments to extend credit and standby letters of credit are disclosed in Note 12. Fair values of commitments to extend credit are estimated using the interest rate currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present counterparties’ credit standing. There was no material difference between the contractual amount and the estimated value of commitments to extend credit at December 31, 2016 and 2015.

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

The following tables provide a reconciliation of liabilities at fair value using significant unobservable inputs (Level 3) on a recurring basis during the period (in 000’s):

	December 31, 2016	December 31, 2015	December 31, 2014
Reconciliation of Liabilities:	Junior Subordinated Debt	Junior Subordinated Debt	Junior Subordinated Debt
Beginning balance	$8,300	$10,115	$11,125
Total losses included in earnings	(518)	(73)	(102)
Canceled debt	—	(1,122)	—
Gain on redemption of liability	—	78	—
Capitalized interest	1,050	(698)	(908)
Ending balance	$8,832	$8,300	$10,115
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(518)	$(73)	$(102)

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company’s liabilities classified as Level 3 and measured at fair value on a recurring basis at December 31, 2016 and 2015:

December 31, 2016				December 31, 2015
Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average	Financial Instrument	Valuation Technique	Unobservable Input	Weighted Average
Subordinated Debt	Discounted cash flow	Discount Rate	6.46%	Subordinated Debt	Discounted cash flow	Discount Rate	6.82%

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

In addition to the general capital adequacy guidelines, pursuant to the DBO’s MOU the Bank is required to maintain a ratio of tangible shareholder’s equity to total tangible assets equal to or greater than 9.0%. For purposes of the MOU, “tangible shareholders’ equity” is defined as shareholders’ equity minus intangible assets. The Bank’s ratio of tangible shareholders’ equity to total tangible assets was 11.7% and 12.9% at December 31, 2016 and 2015, respectively.

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

The following table shows the Company’s and the Bank’s regulatory capital and regulatory capital ratios at December 31, 2016 and 2015, as compared to the applicable capital adequacy guidelines:

					To Be Well Capitalized Under
	Actual		For Capital Adequacy Purposes		Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016 (Company):
Total Capital (to Risk Weighted Assets)	$108,868	17.26%	$50,454	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	100,968	16.01%	37,840	6.00%	N/A	N/A
Common Equity Tier 1 (to Risk Weighted Assets)	92,600	14.68%	28,380	4.50%	N/A	N/A
Tier 1 Leverage ( to Average Assets)	100,968	12.97%	31,149	4.00%	N/A	N/A
As of December 31, 2016 (Bank):
Total Capital (to Risk Weighted Assets)	$108,400	17.19%	$50,454	8.00%	$63,068	10.00%
Tier 1 Capital (to Risk Weighted Assets)	100,500	15.94%	37,840	6.00%	50,454	8.00%
Common Equity Tier 1 (to Risk Weighted Assets)	100,500	15.94%	30,630	4.50%	40,994	6.50%
Tier 1 Leverage ( to Average Assets)	100,500	12.99%	30,956	4.00%	38,695	5.00%
As of December 31, 2015 (Company):
Total Capital (to Risk Weighted Assets)	$100,659	16.65%	$48,358	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	93,073	15.40%	36,269	6.00%	N/A	N/A
Common Equity Tier 1 (to Risk Weighted Assets)	85,237	14.10%	27,201	4.50%	N/A	N/A
Tier 1 Leverage ( to Average Assets)	93,073	12.95%	28,747	4.00%	N/A	N/A
As of December 31, 2015 (Bank):
Total Capital (to Risk Weighted Assets)	$100,544	16.69%	$48,204	8.00%	$71,870	10.00%
Tier 1 Capital (to Risk Weighted Assets)	92,981	15.43%	36,153	6.00%	57,496	8.00%
Common Equity Tier 1 (to Risk Weighted Assets)	92,981	15.43%	27,115	4.50%	46,716	6.50%
Tier 1 Leverage ( to Average Assets)	92,981	12.94%	28,748	4.00%	35,935	5.00%
As of December 31, 2014 (Company):
Total Capital (to Risk Weighted Assets)	$91,935	17.29%	$42,536	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	85,234	16.03%	21,268	4.00%	N/A	N/A
Tier 1 Capital (to Average Assets)	85,234	12.49%	27,295	4.00%	N/A	N/A
As of December 31, 2014 (Bank):
Total Capital (to Risk Weighted Assets)	$89,889	16.91%	$42,536	8.00%	$53,170	10.00%
Tier 1 Capital (to Risk Weighted Assets)	83,188	15.65%	21,268	4.00%	31,902	6.00%
Tier 1 Capital ( to Average Assets)	83,188	12.25%	27,164	4.00%	33,955	5.00%

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
Under regulatory guidelines, the $15 million in Trust Preferred Securities issued by USB Capital Trust II in July of 2007 qualifies as Tier 1 capital up to 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities qualifies as Tier 2 capital. During 2015, a redemption of $3.0 million junior subordinated debt took place. The current balance of Trust Preferred Securities is $12 million. The final rules also require a Common Equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. The capital buffer requirement will be phased in over three years beginning in 2016, and will effectively raise the minimum required Common Equity Tier 1 RBC Ratio to 7.0%, the Tier 1 RBC Ratio to 8.5%, and the Total RBC Ratio to 10.5% on a fully phased-in basis. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases, and on the payment of discretionary bonuses to executive management. As of December 31, 2016, the Company and the Bank meets all capital adequacy requirements to which they are subject. Management believes that, under the current regulations, both will continue to meet their minimum capital requirements in the foreseeable future.

Dividends – Cash dividends, if any, paid to shareholders are paid by the Company, subject to restrictions set forth in the California Corporations Code and the terms of the Federal Reserve informal supervisory agreement. All dividends paid by the Company during 2016 and 2015 were in the form of stock dividends rather than cash dividends.

The primary source of funds with which cash dividends are paid to shareholders comes from cash dividends received by the Company from the Bank. The Bank’s ability to pay dividends is subject to the restrictions set forth in the California Financial Code and the informal agreements the Bank has entered into with the Federal Reserve and the DBO. Under the Financial Code, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the DBO, in an amount not exceeding the greater of: (i) the Bank’s retained earnings; (ii) its net income for the last fiscal year; or (iii) its net income for the current fiscal year. During the year ended December 31, 2016, the Bank’s cash dividends of $464,000 paid to the Company were approved by the Federal Reserve and the DBO and funded the Company’s operating costs and payments of interest on its junior subordinated debentures. During the year ended December 31, 2015, a redemption of $3.0 million junior subordinated debt was approved by both agencies.

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

15.	Supplemental Cash Flow Disclosures

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cash paid during the period for:
Interest	$1,362	$1,243	$2,462
Income Taxes	1,710	3,080	—
Noncash activities:
Loans transferred to foreclosed property	—	226	1,308
OREO financed	3,766	—	—
Sale of limited partnership interest financed	—	—	3,000
Unrealized (losses) gains on securities	(648)	(265)	18
Unrealized gains (losses) on unrecognized post retirement costs	(22)	224	(113)

16.	Common Stock Dividend

The Company declared one-percent (1)% common stock dividends during each of the four quarters ended December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016. All 1% stock dividends were considered “small stock dividends” resulting in a transfer between retained earnings and common stock an amount equal to the number of shares issued in the stock dividend multiplied by the stock’s closing price at the date of declaration. Other than for earnings-per-share calculations and share-based compensation disclosures, shares issued for the stock dividend have been treated prospectively for financial reporting purposes. For purposes of earnings per share calculations, the Company’s weighted average shares outstanding and potentially dilutive shares used in the computation of earnings per share have been restated after giving retroactive effect to a 1% stock dividend to shareholders for all periods presented.

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

The following table provides a reconciliation of the numerator and the denominator of the basic EPS computation with the numerator and the denominator of the diluted EPS computation. (Weighted average shares have been adjusted to give retroactive recognition for the 1% stock dividend for each of the quarters since the third quarter ended September 30, 2008):

	Year Ended December 31,
(In thousands, except earnings per share data)	2016	2015	2014
Net income available to common shareholders	$7,385	$6,810	$6,216
Weighted average shares outstanding	16,703,672	16,702,781	16,686,896
Add: dilutive effect of stock options	7,136	2,156	5,750
Weighted average shares outstanding adjusted for potential dilution	16,710,808	16,704,937	16,692,646
Basic earnings per share	$0.44	$0.41	$0.37
Diluted earnings per share	$0.44	$0.41	$0.37
Anti-dilutive shares excluded from earnings per share calculation	52,000	136,000	154,000

18. Common Stock Repurchase Plan

On May 16, 2007, the Company’s Board of Directors approved a plan to repurchase, as conditions warrant, up to 846,127 shares of the Company's common stock on the open market or in privately negotiated transactions. The repurchase plan represents approximately 5.00% of the Company's currently outstanding common stock. The duration of the program is open-ended and the timing of purchases will depend on market conditions. As of December 31, 2016, there were 732,556 shares available for repurchase.

As a condition of the MOU entered into with the Federal Reserve Bank of San Francisco (FRB) on November 19, 2014, the Company may not repurchase any of its common stock without prior approval of the FRB. The Company did not repurchase any common shares during the years ended December 31, 2016, 2015, and 2014.

19. Goodwill and Intangible Assets

At December 31, 2016, the Company had goodwill in the amount of $4,488,000 in connection with various business combinations and purchases. This amount was unchanged from the balance of $4,488,000 at December 31, 2015. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. The Company performed its analysis of goodwill impairment and concluded goodwill was not impaired at December 31, 2016.

20. Parent Company Only Financial Statements

The following are the condensed financial statements of United Security Bancshares and should be read in conjunction with the consolidated financial statements:

United Security Bancshares – (parent only)
Balance Sheets - December 31, 2016 and 2015
(In thousands)	2016	2015
Assets
Cash and equivalents	$148	$140
Investment in bank subsidiary	104,554	97,379
Other assets	2,525	2,326
Total assets	107,227	99,845
Liabilities & Shareholders' Equity
Liabilities:
Junior subordinated debt securities (at fair value)	8,832	8,300
Deferred taxes	1,741	1,910
Total liabilities	10,573	10,210
Shareholders' Equity:
Common stock, no par value 20,000,000 shares authorized, 16,705,294 and 16,051,406 issued and outstanding, at December 31, 2016 and December 31, 2015, respectively	56,557	52,572
Retained earnings	40,701	37,265
Accumulated other comprehensive loss	(604)	(202)
Total shareholders' equity	96,654	89,635
Total liabilities and shareholders' equity	$107,227	$99,845

United Security Bancshares – (parent only)	Year ended December 31,
Income Statements
(In thousands)	2016	2015	2014
Income
Loss on fair value of financial liability	$(518)	$(73)	$(102)
Gain on redemption of JR subordinated debentures	—	78	—
Dividends from subsidiary	424	2,416	1,519
Total income	(94)	2,421	1,417
Expense
Interest expense	240	225	241
Other expense	241	256	101
Total expense	481	481	342
(Loss) Income before taxes and equity in undistributed income of subsidiary	(575)	1,940	1,075
Income tax benefit	(411)	(196)	(182)
Undistributed income of subsidiary	7,549	4,674	4,959
Net Income	$7,385	$6,810	$6,216

United Security Bancshares – (parent only)	Year ended December 31,
Statement of Cash Flows
(In thousands)	2016	2015	2014
Cash Flows From Operating Activities
Net income	$7,385	$6,810	$6,216
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income of subsidiary	(7,549)	(4,674)	(4,959)
Provision for deferred income taxes	(169)	(518)	(42)
Loss on fair value option of financial liability	518	73	102
Gain on redemption of junior subordinated debentures	—	(78)	—
(Increase) decrease in income tax receivable	(198)	117	(140)
Net change in other assets/liabilities	15	(14)	(1,114)
Net cash provided by operating activities	2	1,716	63
Cash Flows From Financing Activities
Proceeds from exercise of stock options	6	—	95
Redemption of junior subordinated debenture	—	(1,800)	—
Net cash provided by financing activities	6	(1,800)	95
Net increase (decrease) increase in cash and cash equivalents	8	(84)	158
Cash and cash equivalents at beginning of year	140	224	66
Cash and cash equivalents at end of year	$148	$140	$224

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

Item 9A. Controls and Procedures

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in the Securities and Exchange Act Rule 13(a)-15(e). Based on that evaluation and the remediation of the material weaknesses in the Company’s internal control over financial reporting above under the caption “Management’s Report on Internal Control Over Financial Reporting” in Item 8 of this report ,” the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at December 31, 2016 to ensure that information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the Company’s Consolidated Financial Statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in this report.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting that occurred during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. Other Information

  None

PART III

Item 10 – Directors, Executive Officers, and Corporate Governance

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Election of Directors and Executive Officers" and “Corporate Governance Principles and Board Matters” set forth in the Company's definitive Proxy Statement for its 2017 Annual Meeting of Shareholders ("Proxy Statement").

Item 11 - Executive Compensation

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Executive Compensation" and “Director Compensation” set forth in the Company's definitive Proxy Statement for its 2017 Annual Meeting of Shareholders ("Proxy Statement").

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Shareholdings of Certain Beneficial Owners and Management" set forth in the Company's definitive Proxy Statement for its 2017 Annual Meeting of Shareholders ("Proxy Statement").

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the captions entitled "Certain Transactions" and “Corporate Governance Principles” set forth in the Company's definitive Proxy Statement for its 2017 Annual Meeting of Shareholders ("Proxy Statement").

Item 14 - Principal Accounting Fees and Services

Pursuant to Instruction G, the information required by this item is hereby incorporated herein by reference from the caption entitled "Independent Accountant Fees and Services" set forth in the Company's definitive Proxy Statement for its 2017 Annual Meeting of Shareholders ("Proxy Statement").

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

(c)           Financial statement schedules filed:

See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K for the year ended December 31, 2016 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 3rd day of March 2017.

United Security Bancshares

March 3, 2017	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

March 3, 2017	/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Date:	March 3, 2017	/s/ Robert G. Bitter
Director

Date:	March 3, 2017	/s/ Stanley J. Cavalla
Director

Date:	March 3, 2017	/s/ Tom Ellithorpe
Director

Date:	March 3, 2017	/s/ Benjamin Mackovak
Director

Date:	March 3, 2017	/s/ Robert M. Mochizuki
Director

Date:	March 3, 2017	/s/ Kenneth D. Newby
Director

Date:	March 3, 2017	/s/ Sue Quigley
Director

Date:	March 3, 2017	/s/ John Terzian
Director

Date:	March 3, 2017	/s/ Mike Woolf
Director