Form 10-K/A
period 2016-12-31
UNITED SECURITY BANCSHARES
filed 2017-05-01
CIK 1137547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number: 000-32987
UNITED SECURITY BANCSHARES
(Exact Name of Registrant as Specified in Its Charter)

California	91-2112732
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.
2126 Inyo Street, Fresno California	93721
Address of Principal Executive Offices	Zip Code
Registrant’s telephone number, including area code (559) 248-4943
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒
Aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter - June 30, 2016 : $74,765,669
Shares outstanding as of February 28, 2017 :   16,708,108

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 of United Security Bancshares, as originally filed with the Securities and Exchange Commission (“SEC”) on March 3, 2017 (the “Original Form 10-K”). We are filing this Amendment for the sole purpose of revising the sections entitled “Limitations on Dividend Payments” in Item 1 on page 10 and “Dividends” in Item 7 on pages 48-49 to more properly explain the dividend limitations under California law. Except as expressly set forth herein, this Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K.

Accordingly, the sections entitled “Limitations on Dividend Payments” in Item 1 on page 10 and “Dividends” in Item 7 on pages 48-49 are hereby amended to read as follows:

Item 1.

Limitations on Dividend Payments. As applicable to the Holding Company, California Corporations Code Section 500 provides that neither the Holding Company nor any of its subsidiaries shall make a distribution to the Holding Company’s shareholders unless the board of directors has determined in good faith that either:

1.	The amount of retained earnings of the Holding Company immediately prior to the distribution equals or exceeds the amount of the proposed distribution, or

2.	Immediately after the distribution, the value of the Holding Company’s assets would equal or exceed the sum of its total liabilities.

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

Item 7.

Dividends

Dividends paid to shareholders by the Company are subject to restrictions set forth in the California General Corporation Law. As applicable to the Company, the California General Corporation Law provides that the Company may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout are at least equal to the amount of the proposed distribution or if immediately after the distribution, the value of the Company’s assets would equal or exceed the sum of its total liabilities. The primary source of funds with which dividends will be paid to shareholders will come from cash dividends received by the Company from the Bank.

As noted earlier, the Company and the Bank have entered into an informal agreement with the Federal Reserve Bank and Department of Business Oversight that, among other things, requires prior approval before paying a cash dividend or otherwise making a distribution of stock, increasing debt, repurchasing the Company’s common stock, or any other action which would reduce capital of either the Bank or the Company.  In addition, under the agreement with the Federal Reserve Bank, the Company is now prohibited from making interest payments on the junior subordinated debentures without prior approval of the Federal Reserve Bank. During the year ended December 31, 2016, the Bank’s cash dividends of $ 464,000 paid to the Company were approved by the Federal Reserve and the DBO. The cash dividends funded the Company's operating costs, payments of interest on its junior subordinated debentures, estimated tax payments, and redemption of junior subordinated debentures. During 2015, $3.0 million of the Company's $15.0 million in junior subordinated debt was retired. The balance of junior subordinated debentures remained at $12.0 million for the years ended December 31, 2015 and December 31, 2016.

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
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to annual report on Form 10-K/A for the year ended December 31, 2016 to be signed on its behalf by the undersigned thereunto duly authorized, in Fresno, California, on the 1st day of May 2017.

United Security Bancshares

May 1, 2017	/S/ Dennis R. Woods
Dennis R. Woods
President and Chief Executive Officer

May 1, 2017	/S/ Bhavneet Gill
Bhavneet Gill
Senior Vice President and Chief Financial Officer